Form 10-Q
period 2016-06-30
WILLIS TOWERS WATSON PLC
filed 2016-08-09
CIK 1140536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☑      No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes  ☑      No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ‘large accelerated filer’, ‘accelerated filer’ and ‘smaller reporting company’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐      No  ☑
As of July 29, 2016, there were outstanding 138,050,742 ordinary shares, nominal value $0.000304635 per share, of the registrant.

WILLIS TOWERS WATSON
INDEX TO FORM 10-Q
For the Three and Six Months Ended June 30, 2016

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
There are important risks, uncertainties, events and factors that could cause our actual results or performance to differ materially from those in the forward-looking statements contained in this document, including the following:

•	changes in general economic, business and political conditions, including changes in the financial markets;

•	consolidation in or conditions affecting the industries in which we operate;

•	any changes in the regulatory environment in which we operate;

•	our ability to successfully manage ongoing organizational changes;

•	our ability to successfully integrate the Towers Watson, Gras Savoye and Legacy Willis businesses, operations and employees, and realize anticipated growth, synergies and cost savings;

•	the potential impact of the Merger on relationships, including with employees, suppliers, clients and competitors;

•	significant competition that we face and the potential for loss of market share and/or profitability;

•	compliance with extensive government regulation;

•	our ability to make divestitures or acquisitions and our ability to integrate or manage such acquired businesses;

•	the risk that we may not be able to repurchase our intended number of outstanding shares due to M&A activity or investment opportunities, market or business conditions, or other factors;

•	expectations, intentions and outcomes relating to outstanding litigation;

•
the risk that the Stanford litigation settlement will not be finalized or approved, the risk that the bar order may be challenged in other jurisdictions, and the deductibility of the charge relating to the settlement;

•	the risk of material adverse outcomes on existing litigation matters;

•	the diversion of time and attention of our management team while the Merger and other acquisitions are being integrated;

•	doing business internationally, including the impact of exchange rates;

•	the potential impact of the United Kingdom’s (‘U.K.’) vote in favor of the U.K. leaving the European Union (‘E.U.’);

•	the federal income tax consequences of the Merger and the enactment of additional state, federal, and/or foreign regulatory and tax laws and regulations, including changes in tax rates;

•
our capital structure, including indebtedness amounts, the limitations imposed by the covenants in the documents governing such indebtedness and the maintenance of the financial and disclosure controls and procedures of each;

•	our ability to obtain financing on favorable terms or at all;

•	adverse changes in our credit ratings;

•	the possibility that the anticipated benefits from the Merger cannot be fully realized or may take longer to realize than expected;

•	our ability to retain and hire key personnel;

•	a decline in the defined benefit pension plan market;

•	various claims, government inquiries or investigations or the potential for regulatory action;

•	failure to protect client data or breaches of information systems;

•	reputational damage;

•	disasters or business continuity problems;

•	clients choosing to reduce or terminate the services provided by us;

•	fluctuation in revenues against our relatively fixed expenses;

•	management of client engagements;

•	technological change;

•	the inability to protect intellectual property rights, or the potential infringement upon the intellectual property rights of others;

•	increases in the price, or difficulty of obtaining, insurance;

•	fluctuations in our pension liabilities;

•	loss of, failure to maintain, or dependence on certain relationships with insurance carriers;

•	changes and developments in the United States healthcare system;

•	the availability of tax-advantaged consumer-directed benefits to employers and employees;

•	reliance on third party services;

•	our holding company structure could prevent us from being able to receive dividends or other distributions in needed amounts from our subsidiaries;

•	changes in accounting estimates and assumptions; and

•	changes in the market price of our shares.
The foregoing list of factors is not exhaustive and new factors may emerge from time to time that could also affect actual performance and results. For more information, please see Item 1A - Risk Factors in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K, and our subsequent filings with the Securities and Exchange Commission. Copies are available online at http://www.sec.gov or www.willistowerswatson.com.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

WILLIS TOWERS WATSON
Condensed Consolidated Statements of Operations
(In millions of U.S. dollars, except per share data)
(Unaudited)

	Note	Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
Revenues
Commissions and fees		$1,894	$917	$4,113	$1,998
Interest and other income		55	5	70	11
Total revenues		1,949	922	4,183	2,009
Costs of providing services
Salaries and benefits		1,201	561	2,397	1,128
Other operating expenses		373	179	804	339
Depreciation		44	23	87	45
Amortization	7	125	16	286	30
Restructuring costs	5	41	38	66	69
Integration expenses		29	—	81	—
Total costs of providing services		1,813	817	3,721	1,611
Income from operations		136	105	462	398
Interest expense		47	35	93	68
Other (income)/expense, net		(6)	(23)	12	(17)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES		95	93	357	347
Provision for income taxes	6	19	19	37	75
INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES		76	74	320	272
Interest in (loss)/earnings of associates, net of tax		—	(2)	1	14
NET INCOME		76	72	321	286
Income attributable to non-controlling interests		(4)	(2)	(11)	(6)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON		$72	$70	$310	$280

EARNINGS PER SHARE (i)
Basic earnings per share	15	$0.52	$1.03	$2.26	$4.12
Diluted earnings per share	15	$0.51	$1.01	$2.25	$4.06

Cash dividends declared per share (i)		$0.48	$0.82	$0.96	$1.64

i.
Basic and diluted earnings per share, and cash dividends declared per share, for the three and six months ended June 30, 2015 have been retroactively adjusted to reflect the reverse stock split on January 4, 2016. See Note 3 — Merger and Acquisitions for further details.

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON
Condensed Consolidated Statements of Comprehensive Income/(Loss)
(In millions of U.S. dollars)
(Unaudited)

	Note	Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
NET INCOME		$76	$72	$321	$286
Other comprehensive (loss)/income, net of tax:
Foreign currency translation	14	(95)	70	(89)	(42)
Pension funding adjustments	14	1	(17)	3	213
Hedge effectiveness	14	(44)	31	(66)	20
Other comprehensive (loss)/income, net of tax, before non-controlling interests		(138)	84	(152)	191
Comprehensive (loss)/income before non-controlling interests		(62)	156	169	477
Less: Comprehensive loss/(income) attributable to non-controlling interest		6	(6)	(3)	(3)
Comprehensive (loss)/income attributable to Willis Towers Watson		$(56)	$150	$166	$474
See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON
Condensed Consolidated Balance Sheets
(In millions of U.S. dollars, except share data)
(Unaudited)

	Note	June 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents		$949	$532
Fiduciary assets		11,767	10,458
Accounts receivable, net	13	2,187	1,258
Prepaid and other current assets	13	327	255
Total current assets		15,230	12,503
Fixed assets, net		794	563
Goodwill	7	10,527	3,737
Other intangible assets, net	7	4,713	1,115
Pension benefits assets		815	623
Other non-current assets	13	330	298
Total non-current assets		17,179	6,336
TOTAL ASSETS		$32,409	$18,839
LIABILITIES AND EQUITY
Fiduciary liabilities		$11,767	$10,458
Deferred revenue and accrued expenses		1,221	752
Short-term debt and current portion of long-term debt	9	528	988
Other current liabilities	13	901	603
Total current liabilities		14,417	12,801
Long-term debt	9	3,281	2,278
Liability for pension benefits		1,160	279
Deferred tax liabilities		1,156	240
Provision for liabilities		594	295
Other non-current liabilities	13	561	533
Total non-current liabilities		6,752	3,625
TOTAL LIABILITIES		21,169	16,426
COMMITMENTS AND CONTINGENCIES	12	—	—
REDEEMABLE NONCONTROLLING INTEREST		52	53
EQUITY
Ordinary shares, $0.000304635 nominal value; Authorized: 1,510,003,775; Issued 138,387,421 shares in 2016 and 68,624,892 in 2015		—	—
Ordinary shares, €1 nominal value; Authorized: 40,000; Issued 40,000 shares in 2016 and 2015		—	—
Preference shares, $0.000115 nominal value; Authorized: 1,000,000,000; Issued nil shares in 2016 and 2015		—	—
Additional paid-in capital		10,495	1,672
Retained earnings		1,739	1,597
Accumulated other comprehensive loss, net of tax	14	(1,181)	(1,037)
Treasury shares, at cost, 17,519 shares in 2016 and 2015, and 40,000 shares, €1 nominal value, in 2016 and 2015		(3)	(3)
Total Willis Towers Watson shareholders’ equity		11,050	2,229
Noncontrolling interests		138	131
Total equity		11,188	2,360
TOTAL LIABILITIES AND EQUITY		$32,409	$18,839
See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON
Condensed Consolidated Statements of Cash Flows
(In millions of U.S. dollars)
(Unaudited)

		Six Months Ended June 30,
	Note	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME		$321	$286
Adjustments to reconcile net income to total net cash from operating activities:
Depreciation expense		87	45
Amortization of intangible assets	7	286	30
Net periodic benefit of defined benefit pension plans		(47)	(33)
Provision for doubtful accounts		21	1
(Benefit from) provision for deferred income taxes		(56)	33
Share-based compensation		68	34
Effect of exchange rate changes on net income		(22)	20
Other, net		16	(29)
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable		(123)	(160)
Fiduciary assets		(1,240)	(1,470)
Fiduciary liabilities		1,240	1,470
Other assets		(142)	(59)
Other liabilities		(54)	(169)
Movement on provisions		72	8
Net cash from operating activities		427	7
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use		(92)	(47)
Capitalized software costs		(42)	—
Acquisitions of operations, net of cash acquired		419	(228)
Redemptions of held-to-maturity investments		11	—
Sales and redemptions of available for sale securities		11	—
Other, net		1	27
Net cash from/(used in) investing activities		308	(248)
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net (payments on)/draw down of revolving credit facility		(393)	220
Senior notes issued		1,606	—
Proceeds from issue of other debt		404	—
Debt issuance costs		(14)	(1)
Repayments of debt		(1,826)	(8)
Repurchase of shares		(38)	(79)
Proceeds from issuance of shares and excess tax benefit		28	89
Dividends paid		(67)	(109)
Acquisitions of and dividends paid to noncontrolling interests		(15)	(8)
Net cash (used in)/from financing activities		(315)	104
INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS		420	(137)
Effect of exchange rate changes on cash and cash equivalents		(3)	(15)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		532	635
CASH AND CASH EQUIVALENTS, END OF PERIOD		$949	$483

Supplemental disclosures:
Cash paid for interest	$70	$62
Cash paid for income taxes, net	$91	$44
Issuance of shares and assumed awards in connection with the Merger	$8,723	$—
See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON
Condensed Consolidated Statements of Changes in Equity
(In millions of U.S. dollars and numbers of shares in thousands)
(Unaudited)

	Shares outstanding (i)(thousands)	Ordinary shares and APIC (ii)	Retained Earnings	Treasury Shares	AOCL (iii)	Total WTW shareholders’ equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling interests (iv)	Total
Balance as of December 31, 2014	67,460	$1,524	$1,530	$(3)	$(1,066)	$1,985	$22	$2,007	$59
Shares repurchased	(620)	—	(79)	—	—	(79)	—	(79)	—
Net income	—	—	280	—	—	280	5	285	1	$286
Dividends	—	—	(113)	—	—	(113)	(9)	(122)	(5)
Other comprehensive income/(loss)	—	—	—	—	194	194	—	194	(3)	$191
Issue of shares under employee stock compensation plans and related tax benefits	980	88	—	—	—	88	—	88	—
Share-based compensation	—	34	—	—	—	34	—	34	—
Additional noncontrolling interest	—	—	—	—	—	—	78	78	—
Foreign currency translation	—	4	—	—	—	4	—	4	—
Balance as of June 30, 2015	67,820	$1,650	$1,618	$(3)	$(872)	$2,393	$96	$2,489	$52

Balance as of December 31, 2015	68,625	$1,672	$1,597	$(3)	$(1,037)	$2,229	$131	$2,360	$53
Shares repurchased	(303)	—	(38)	—	—	(38)	—	(38)	—
Net income	—	—	310	—	—	310	7	317	4	$321
Dividends	—	—	(130)	—	—	(130)	(6)	(136)	(5)
Other comprehensive (loss)/income	—	—	—	—	(144)	(144)	(8)	(152)		$(152)
Issue of shares under employee stock compensation plans and related tax benefits	565	34	—	—	—	34	—	34	—
Issue of shares for acquisitions	69,500	8,686	—	—	—	8,686	—	8,686	—
Replacement share-based compensation awards issued on acquisition	—	37	—	—	—	37	—	37	—
Share-based compensation	—	68	—	—	—	68	—	68	—
Additional noncontrolling interests	—	(1)	—	—	—	(1)	14	13	—
Foreign currency translation	—	(1)	—	—	—	(1)	—	(1)	—
Balance as of June 30, 2016	138,387	$10,495	$1,739	$(3)	$(1,181)	$11,050	$138	$11,188	$52
_____________________________________________

i.
The nominal value of the ordinary shares and the number of ordinary shares issued in the six months ended June 30, 2015 have been retrospectively adjusted to reflect the reverse stock split on January 4, 2016. See Note 3 — Merger and Acquisitions for further details.

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
(Unaudited)
Note 1 — Nature of Operations
Willis Towers Watson is a global advisory, broking and solutions company that helps clients around the world turn risk into a path for growth. The Company provides both specialized risk management advisory, broking and consulting services on a global basis to clients engaged in specific industrial and commercial activities, and services to small, medium and large corporations through its retail operations. We design and deliver solutions that manage risk, optimize benefits, cultivate talent, and expand the power of capital to protect and strengthen institutions and individuals. We help organizations improve performance through effective people, risk and financial management by focusing on providing human capital and financial consulting services.
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
See Note 3 — Merger and Acquisitions for information related to our Merger with Towers Watson.
Note 2 — Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying unaudited quarterly condensed consolidated financial statements of Willis Towers Watson and our subsidiaries are presented in accordance with the rules and regulations of the Securities and Exchange Commission (‘SEC’) for quarterly reports on Form 10-Q and therefore do not include all of the information and footnotes required by U.S. generally accepted accounting principles (‘GAAP’). We have reclassified certain prior period amounts to conform to current period presentation. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial statements and results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements should be read together with the Willis Towers Watson audited consolidated financial statements and notes thereto attached as Exhibit 99.1 to the Form 8-K filed with the SEC on March 10, 2016, which may be accessed via EDGAR on the SEC’s web site at www.sec.gov.
The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results that can be expected for the entire year. The results reflect certain estimates and assumptions made by management including those estimates used in calculating acquisition consideration and fair value of tangible and intangible assets and liabilities, professional liability claims, estimated bonuses, valuation of billed and unbilled receivables, and anticipated tax liabilities that affect the amounts reported in the condensed consolidated financial statements and related notes.
Significant Accounting Policies
The significant accounting policies listed below are an enhancement of the accounting policies disclosed in the Company’s audited consolidated financial statements attached as Exhibit 99.1 to the Form 8-K filed with the SEC on March 10, 2016. These policies and estimates have been added or amended due to the Merger.
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

Revenue Recognition — Revenue includes insurance commissions, fees in lieu of commission, fees for consulting services rendered, hosted and delivered software, survey sales, investment income and other income.
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
Commissions and fees
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

•
Annual recurring projects and projects of short duration. These projects are typically straightforward and highly predictable in nature. As a result, the project manager and financial staff are able to identify, as the project status is reviewed and bills are prepared monthly, the occasions when cost overruns could lead to the recording of a loss accrual.

•
Stand-ready obligations. Where we are entitled to fees (whether fixed or variable based on assets under management or a per-participant per-month basis) regardless of the hours, we generally recognize this revenue on either a straight-line basis or as the variable fees are calculated.

•
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
Interest and other income
Investment income. Investment income is recognized as earned.
Other Income. Other income comprises gains on disposal of intangible assets, which primarily arise from settlements through enforcing non-compete agreements in the event of losing accounts through producer defection or the disposal of books of business.
Recent Accounting Pronouncements
Not yet adopted
In May 2014, the Financial Accounting Standards Board (‘FASB’) issued Accounting Standard Update (‘ASU’) No. 2014-09 ‘Revenue From Contracts With Customers’. The new standard supersedes most current revenue recognition guidance and eliminates industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. Additional ASUs have since been issued, all of which provide additional guidance and examples for the implementation of ASU No. 2014-09. The guidance is effective for the Company at the beginning of its 2018 fiscal year, with early adoption permitted.
While we are still in the process of analyzing our various revenue streams to determine the full impact this standard will have on our revenue recognition, cost deferral, systems and processes, the Company has determined the following:

•	The Company will adopt the standard using the modified retrospective approach on January 1, 2018.

•
We expect certain revenue streams to have accelerated revenue recognition timing. In particular, the revenue recognition for our Retiree Medicare Exchange is expected to move from monthly ratable recognition over the policy period to the recognition, upon placement of the policy during the Company’s fourth quarter of the preceding calendar year, of one year of expected commissions. Therefore, upon adoption, we will reflect an adjustment to retained earnings for the revenue that would otherwise have been recognized during our 2018 calendar year since our earnings process will have been completed during the fourth quarter of 2017.

•
We expect our accounting for deferred costs will change. First, for those portions of the business that currently defer costs (related to system implementation activities), the length of time over which we amortize those costs is expected to extend to a longer estimated contract term. Currently these costs are amortized over a typical period of 3-5 years in accordance with the initial stated terms of the customer agreement. Second, we believe there may be other types of arrangements with associated costs that do not meet the rules for cost deferral under current U.S. GAAP but do meet the rules under the new standard. We are still evaluating the types of arrangements that might now have cost deferral impacts.

The Company continues to update our assessment of the impact of the standard and related updates to the condensed consolidated financial statements, and will note material impacts when known.

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
In June 2016, the FASB issued ASU 2016-13 ‘Financial Instruments - Credit Losses’, which amends guidance on reporting credit losses for assets held at amortized cost and available-for-sale debt securities. For assets held at amortized cost basis, the ASU eliminates the probable initial recognition threshold in current GAAP, and instead, requires an entity to reflect its current estimate of all expected credit losses. It broadens the information that an entity must consider beyond past events and current conditions, but allows reversion to historical loss information that is reflective of the contractual term for periods that are beyond the time frame for which the entity is able to develop reasonable and supportable forecasts. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses should be measured in a manner similar to the current GAAP requirement that credit losses be presented as an allowance rather than as a write-down. The ASU becomes effective for the Company at the beginning of 2020; earliest adoption is the beginning of 2019. The effects of the ASU are to be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). The Company is currently assessing the impact that this standard will have on its consolidated financial statements.
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
In September 2015, the FASB issued ASU No. 2015-16 ‘Simplifying the Accounting for Measurement-Period Adjustments’ in relation to business combinations, which requires that an acquirer recognize adjustments to provisional amounts that are identified in the measurement period in the reporting period in which the adjustment amounts are determined. The Company adopted this standard on January 1, 2016. Adjustments made to provisional amounts related to business combinations are reflected in the condensed consolidated financial statements and disclosed in Note 7 — Goodwill and Intangible Assets and Note 3 — Merger and Acquisitions to these condensed consolidated financial statements.

Note 3 — Merger and Acquisitions
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
On December 29, 2015, the third business day immediately prior to the closing date of the Merger, Towers Watson declared and paid the Towers Watson pre-merger special dividend, in an amount of $10.00 per share of Towers Watson common stock, approximately $694 million in the aggregate based on approximately 69 million Towers Watson shares issued and outstanding at December 29, 2015.
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

January 4, 2016
Cash and cash equivalents	$476
Accounts receivable, net	825
Other current assets	95
Fixed assets, net	206
Goodwill	6,804
Intangible assets	3,937
Pension benefits assets	67
Other non-current assets	84
Deferred tax liabilities	(1,123)
Liability for pension benefits	(914)
Other current liabilities (i)	(707)
Other non-current liabilities (ii)	(271)
Long term debt, including current portion (iii)	(740)
Net assets acquired	8,739
Noncontrolling interests acquired	(16)
Allocated Aggregate Merger Consideration	$8,723
______________________________

i.	Includes $347 million in accounts payable, accrued liabilities and deferred revenue, $351 million in employee-related liabilities and $9 million in other current liabilities.

ii.	Includes acquired contingent liabilities of $242 million. See Note 12 — Commitments and Contingencies for a discussion of our material acquired contingencies related to Legacy Towers Watson.

iii.
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

During the quarter ended June 30, 2016, the preliminary assessment outlined above was updated to reflect changes in the initial estimates of the fair value of assets and liabilities acquired, including the following material changes: intangible assets decreased by $174 million; deferred tax liabilities decreased by $51 million; and the liability for pension benefits decreased by $27 million. Goodwill increased by $102 million for the residual amount of the changes. Amortization expense for the three months ended June 30, 2016 was reduced by $36 million as a result of the adjusted intangible asset values. Amortization expense for the three months ended March 31, 2016 would have been $18 million lower. Goodwill is calculated as the difference between the aggregate merger consideration and the acquisition date fair value of the net assets acquired, and represents the value of the Legacy Towers Watson assembled workforce and the future economic benefits that we expect to achieve as a result of the Merger. None of the goodwill recognized on the transaction is tax deductible.

The acquired intangible assets are attributable to the following categories:

	Valuation Methodology	Amortization basis	Fair Value	Weighted Average Useful Life
Customer relationships	Multiple period excess earnings	In line with underlying cash flows	$2,150	15.0
Software - income approach	Multiple period excess earnings	In line with underlying cash flows or straight line basis	563	6.4
Software - cost approach	Cost of reproduction	Straight line basis	104	4.9
Product	Multiple period excess earnings	In line with underlying cash flows	42	20.5
IPR&D (i)	Multiple period excess earnings or cost of reproduction	n/a	64	n/a
Trade name	Relief from royalty	Straight line basis	1,003	25.0
Favorable lease agreements	Market approach	Straight line basis	11	6.5
			$3,937
______________________________

i.
Represents software not yet placed in service as of the acquisition date. Once placed into service, each in process research and development (‘IPR&D’) software component will be reclassified into finite-lived software intangible assets and amortized in line with underlying cash flows or straight line basis.

The Company continues to review the net assets acquired and the inputs and assumptions used to value certain acquired assets and assumed liabilities, and therefore, our accounting for the Merger remains preliminary.
The following pro forma financial information is unaudited and is intended to reflect the impact of the Merger on Willis Towers Watson’s condensed consolidated financial statements as if the Merger had taken place on January 1, 2015 and presents the results of operations of Willis Towers Watson based on the historical financial statements of Willis and Towers Watson after giving effect to the Merger and pro forma adjustments. Pro forma adjustments are included only to the extent they are (i) directly attributable to the Merger, (ii) factually supportable and (iii) with respect to the consolidated statement of operations, expected to have a continuing impact on the combined results. The accompanying unaudited pro forma financial information is presented for illustrative purposes only and has not been adjusted to give effect to certain expected financial benefits of the Merger, such as revenue synergies, tax savings and cost synergies, or the anticipated costs to achieve these benefits, including the cost of integration activities. The unaudited pro forma results are not indicative of what would have occurred had the Merger taken place on the indicated date.

	Three Months Ended June 30,		Six Months Ended June 30,
	As reported	Pro Forma	As reported	Pro Forma
	2016	2015	2016	2015
Total revenues	$1,949	$1,812	$4,183	$3,824
Net income attributable to Willis Towers Watson	$72	$114	$310	$373
Diluted earnings per share	$0.51	$0.83	$2.25	$2.70
The above pro forma financial information for the three and six months ended June 30, 2015 does not reflect the impact of the Gras Savoye acquisition, had the Gras Savoye transaction, in addition to the Merger, taken place on January 1, 2015, as the effects of the Gras Savoye acquisition on Willis Towers Watson’s condensed consolidated financial statements were not material.
Revenue attributable to Towers Watson for the three and six months ended June 30, 2016 was $892 million and $1,791 million, respectively. Income from operations attributable to Towers Watson for the three and six months ended June 30, 2016 was $41 million and $70 million, respectively.
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
The Company funded the cash consideration with a 1-year term loan. The term loan was repaid in its entirety on May 26, 2016, from the proceeds from the issuance of new senior notes discussed in Note 9 — Debt to these condensed consolidated financial statements.
Deferred consideration is payable on the first and second anniversary of the acquisition. The discounted fair value of the deferred consideration is $10 million. None of the goodwill recognized on the transaction is tax deductible.
The following table presents the Company’s preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values:

December 29, 2015
Cash and cash equivalents	$87
Fiduciary assets	625
Accounts receivable, net	89
Goodwill	576
Intangible assets	440
Other assets	55
Fiduciary liabilities	(625)
Deferred revenue and accrued expenses	(80)
Short and long-term debt	(80)
Net deferred tax liabilities	(86)
Other liabilities	(178)
Net assets acquired	823
Decrease in paid in capital for purchase of noncontrolling interest	50
Noncontrolling interest acquired	(40)
Preliminary purchase price allocation	$833

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
The acquired intangible assets are attributable to the following categories:

	Valuation methodology	Amortization basis	Fair Value	Weighted Average Useful Life
Customer relationships	Multiple period excess earnings	In line with underlying cash flows	$339	20
Software and other intangibles	Cost of reproduction	Straight line basis	66	5
Trade name	Relief from royalty	Straight line basis	35	14
			$440
Miller Insurance Services LLP Acquisition
On May 31, 2015, Legacy Willis completed the transaction to acquire an 85 percent interest in Miller, a leading London wholesale specialist insurance broking firm, for total consideration of $401 million including cash consideration of $232 million.
Deferred consideration is payable at the first, second and third anniversaries of the acquisition. Contingent consideration is payable at the third anniversary of the acquisition and is contingent on meeting certain earnings before interest, taxes, depreciation and amortization (‘EBITDA’) performance targets. The discounted fair value of the deferred and contingent consideration at acquisition, based on best estimates, was $124 million and $29 million, respectively.
The purchase price allocation as of the date of acquisition was based on a valuation of the assets acquired, liabilities assumed, and contingent consideration associated with the acquisition. There have been no material revisions to the purchase price allocation during the six months ended June 30, 2016 and the purchase price allocation is final.
Note 4 — Segment Information
During the second quarter of 2016, we began managing our business across four integrated reportable operating segments. As a result, the Company has changed the way it manages and reports segment revenue and operating income, resulting in a change in the Company’s reportable segments from eight reportable segments, formerly known as Willis International; Willis North America; Willis Capital, Wholesale & Reinsurance; Willis GB; Towers Watson Benefits; Towers Watson Exchange Solutions; Towers Watson Risk and Financial Services; and Towers Watson Talent and Rewards, into four reportable segments: Human Capital and Benefits; Corporate Risk and Broking; Investment, Risk and Reinsurance; and Exchange Solutions.
Descriptions of our new segments are as follows:
Human Capital and Benefits
The Willis Towers Watson Human Capital & Benefits (‘HCB’) segment provides an array of advice, broking, solutions and software for our clients. HCB is the largest segment of the Company. The segment is focused on addressing our clients’ employee and risk needs so that they can deliver sustainable employee experiences. This segment also delivers full outsourcing solutions to employers outside of the United States.
Corporate Risk and Broking
The Corporate Risk and Broking (‘CRB’) segment provides a broad range of risk advice, insurance broking and consulting services to clients worldwide ranging from small businesses to multinational corporations. The segment delivers innovative, integrated global solutions tailored to client needs and underpinned by data and analytics. CRB operates as an integrated global team comprising both functional and geographic leadership. In these operations, we have extensive specialized experience handling diverse lines of coverage, including complex insurance programs. A key objective is to assist clients in reducing their overall cost of risk.
Investment, Risk and Reinsurance
The Willis Towers Watson Investment, Risk and Reinsurance (‘IRR’) segment uses a sophisticated approach to risk which helps clients free up capital and manage investment complexity. The segment works closely with investors, reinsurers and insurers to manage the equation between risk and return. Blending advanced analytics with deep institutional knowledge, IRR identifies new opportunities to maximize performance. IRR provides investment consulting services and insurance specific services and solutions through reserves opinions, software, ratemaking, usage-based insurance, risk underwriting, and reinsurance broking.
Exchange Solutions
The Exchange Solutions (‘ES’) segment provides primary medical and ancillary benefit exchange and outsourcing services to active employees and retirees across both the group and individual markets.  Exchange Solutions services individual populations via its ‘group to individual’ technology platform, which tightly integrates patented call routing technology, an efficient quoting and enrollment engine, a custom-developed Customer Relationship Management system and comprehensive insurance carrier connectivity. This segment also delivers group benefit exchanges and full outsourcing solutions serving the active employees of employers across the United States. ES uses Software as a Service (‘SaaS’)-based technology and related services to deliver consumer-driven health care and reimbursement accounts, including health savings accounts, health reimbursement arrangements, flexible spending accounts and other consumer-directed accounts.
Under the new segment structure and for internal and segment reporting, Willis Towers Watson segment revenue includes commissions and fees, interest and other income. U.S. GAAP revenue includes amounts that were directly incurred on behalf of our clients and reimbursed by them (reimbursable expenses), which are removed from segment revenue. Segment commissions and fees excludes interest and other income. Segment operating income excludes certain costs, including (i) amortization of intangibles; (ii) restructuring costs; (iii) certain integration and transaction expenses; (iv) certain litigation provisions; and (v) to the extent that the actual expense based upon which allocations are made differs from the forecast/budget amount, a reconciling item will be created between internally allocated expenses and the actual expense that we report for U.S. GAAP purposes. Segment revenue and operating income both include revenue that was deferred at the time of the Merger, and eliminated due to purchase accounting. The impact of the elimination from purchase accounting (which is the reduction to 2016 consolidated revenue and operating income) has been included in the reconciliation to our consolidated results in order to provide the actual revenues the segments would have recognized on an unadjusted basis.
The table below presents segment commissions and fees, segment interest and other income, segment revenues, and segment operating income for our reportable segments for the three months ended June 30, 2016 and 2015, respectively:

	Three months ended June 30,
	HCB		CRB		IRR		ES		Total
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Segment commissions and fees	$760	$146	$623	$581	$355	$190	$154	$—	$1,892	$917
Segment interest and other income	5	—	6	4	44	1	1	—	56	5
Segment revenues	$765	$146	$629	$585	$399	$191	$155	$—	$1,948	$922

Segment operating income	$113	$11	$119	$128	$101	$39	$30	$—	$363	$178
The table below presents segment commissions and fees, segment interest and other income, segment revenues, and segment operating income for our reportable segments for the six months ended June 30, 2016 and 2015, respectively:

	Six months ended June 30,
	HCB		CRB		IRR		ES		Total
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Segment commissions and fees	$1,712	$409	$1,261	$1,103	$830	$486	$317	$—	$4,120	$1,998
Segment interest and other income	8	—	13	9	48	2	1	—	70	11
Segment revenues	$1,720	$409	$1,274	$1,112	$878	$488	$318	$—	$4,190	$2,009

Segment operating income	$410	$147	$239	$192	$277	$198	$69	$—	$995	$537

The table below presents a reconciliation of the information reported by segment to the consolidated amounts reported for the three and six months ended June 30, 2016 and 2015, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Total segment revenues	$1,948	$922	$4,190	$2,009
Fair value adjustment to deferred revenue in purchase accounting	(26)	—	(58)	—
Reimbursable expenses and other	27	—	51	—
Total revenues	$1,949	$922	$4,183	$2,009

Total segment operating income	$363	$178	$995	$537
Differences in allocation methods (i)	(3)	(16)	5	(33)
Fair value adjustment for deferred revenue	(26)	—	(58)	—
Amortization	(125)	(16)	(286)	(30)
Restructuring costs	(41)	(38)	(66)	(69)
Integration and transaction expenses	(29)	(3)	(81)	(6)
Provision for the Stanford litigation	—	—	(50)	—
Other, net	(3)	—	3	(1)
Income from operations	136	105	462	398
Interest expense	47	35	93	68
Other (income)/expense, net	(6)	(23)	12	(17)
Income from continuing operations before income taxes and interest in earnings of associates	$95	$93	$357	$347
________________________

i.
Includes certain costs, primarily those related to corporate functions, leadership, projects, and certain differences between budgeted expenses determined at the beginning of the fiscal year and actual expenses that we report for GAAP purposes.

The Company does not currently provide asset information by reportable segment as it does not routinely evaluate the total asset position by segment.
Note 5 — Restructuring Costs
Operational Improvement Program - In April 2014, Legacy Willis announced a multi-year operational improvement program designed to strengthen our client service capabilities and to deliver future cost savings (‘OIP’). The main elements of the program, which is expected to be completed by the end of 2017, include the following:

•
movement of more than 3,500 support roles from higher cost locations to facilities in lower cost locations, bringing the ratio of employees in higher cost versus lower cost near-shore and off-shore centers at Legacy Willis from approximately 80:20 to approximately 60:40;

•	net workforce reductions in support positions;

•	lease consolidation in real estate and reductions in ratios of seats per employee and square footage of floor space per employee; and

•	information technology systems simplification and rationalization.
The Company recognized restructuring costs of $37 million and $62 million for the three and six months ended June 30, 2016 and $38 million and $69 million for the three and six months ended June 30, 2015, respectively, related to the OIP. The Company expects to incur restructuring costs related to the OIP amounting to approximately $440 million through the end of 2017.
Business Restructure Program - In the second quarter of 2016, we began planning targeted staffing reductions in certain portions of the business due to a reduction in business demand or change in business focus (hereinafter referred to as the

Business Restructure Program, the ‘BRP’). The main element of the program is expected to include workforce reductions, and is expected to be completed by the end of 2016. The Company recognized restructuring costs of $4 million for the three and six months ended June 30, 2016, and expects to incur an additional $22 million related to the BRP through the end of 2016.
An analysis of the total cost for restructuring recognized in the statement of operations for the three and six months ended June 30, 2016 and 2015 by segment, are as follows:

	HCB	CRB	IRR	ES	Corporate	Total
Three months ended June 30, 2016
Termination benefits	$2	$6	$3	$—	$1	$12
Professional services and other	—	20	—	—	9	29
Total	$2	$26	$3	$—	$10	$41

Three months ended June 30, 2015 (i)
Termination benefits	$—	$17	$—	$—	$3	$20
Professional services and other	—	15	1	—	2	18
Total	$—	$32	$1	$—	$5	$38

	HCB	CRB	IRR	ES	Corporate	Total
Six Months Ended June 30, 2016
Termination benefits	$2	$8	$3	$—	$1	$14
Professional services and other	—	37	1	—	14	52
Total	$2	$45	$4	$—	$15	$66

Six Months Ended June 30, 2015 (i)
Termination benefits	$—	$21	$6	$—	$3	$30
Professional services and other	—	25	1	—	13	39
Total	$—	$46	$7	$—	$16	$69
__________________________________

(i)	The prior period comparatives have been retrospectively reclassified to take into account our segment reorganization. See Note 4 — Segment Information for further details.

An analysis of the total cumulative restructuring costs recognized for the OIP from commencement to June 30, 2016 by segment is as follows:

	HCB	CRB	IRR	ES	Corporate	Total
2014 (i)
Termination benefits	$—	$15	$1	$—	$—	$16
Professional services and other	—	3	—	—	17	20

2015 (i)
Termination benefits	$2	$24	$7	$—	$3	$36
Professional services and other	1	57	2	—	30	90

2016
Termination benefits	$1	$8	$1	$—	$—	$10
Professional services and other	—	37	1	—	14	52
Total
Termination benefits	$3	$47	$9	$—	$3	$62
Professional services and other	1	97	3	—	61	162
Total	$4	$144	$12	$—	$64	$224
__________________________________

(i)	The prior period comparatives have been retrospectively reclassified to take into account our segment reorganization. See Note 4 — Segment Information for further details.
At June 30, 2016, the Company’s liability under the OIP is as follows:

	Termination Benefits	Professional Services and Other	Total
Balance at January 1, 2014	$—	$—	$—
Charges incurred	16	20	36
Cash payments	(11)	(14)	(25)
Balance at December 31, 2014	5	6	11
Charges incurred	36	90	126
Cash payments	(26)	(85)	(111)
Balance at December 31, 2015	15	11	26
Charges incurred	10	52	62
Cash payments	(16)	(53)	(69)
Balance at June 30, 2016	$9	$10	$19
Note 6 — Income Taxes
Provision for income taxes for the three and six months ended June 30, 2016 was $19 million and $37 million, respectively, compared to $19 million and $75 million for the three and six months ended June 30, 2015. The effective tax rate was 20.6% and 10.4% for the three and six months ended June 30, 2016, respectively, and 20.4% and 21.6% for the three and six months ended June 30, 2015, respectively. These effective tax rates are calculated using extended values from our condensed consolidated statement of operations, and are therefore more precise tax rates than can be calculated from rounded values. The changes in the effective tax rates for both the three and six months ended June 30, 2016 were primarily due to shifts in the global mix of income as a result of the Merger as described in Note 3 — Merger and Acquisitions. The increase for the three months ended June 30, 2016 was immaterial. The decrease for the six months ended June 30, 2016 was due to additional deductions in jurisdictions with high statutory income tax rates, which reduced the global effective tax rate.
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
We have liabilities for uncertain tax positions under Accounting Standards Codification (‘ASC’) 740, Income Taxes of $56 million, excluding interest and penalties. The Company believes the outcomes that are reasonably possible within the next 12 months may result in a reduction in the liability for uncertain tax positions in the range of approximately $3 million to $8 million, excluding interest and penalties.
Note 7 — Goodwill and Intangible Assets
Goodwill represents the excess of the cost of businesses acquired over the fair market value of identifiable net assets at the dates of acquisition. Goodwill is not amortized but is subject to impairment testing annually and whenever facts or circumstances indicate that the carrying amounts may not be recoverable. Goodwill is allocated to our reporting units primarily based on the original purchase price allocation for acquisitions within the reporting units, or relative fair value when an acquisition covers multiple reporting units. When a business entity is sold, goodwill is allocated to the entity disposed of based on the relative fair value of that entity compared with the fair value of the reporting unit in which it is included.
During the second quarter of 2016, the Company changed the way it manages and reports operating results, resulting in a change in the Company’s operating and reportable segments from the Legacy Company platforms into four integrated reportable operating segments: Human Capital and Benefits; Corporate Risk and Broking; Investment, Risk and Reinsurance; and Exchange Solutions. See Note 4 — Segment Information for a description of our segments.
The components of goodwill are outlined below for the six months ended June 30, 2016:

	HCB	CRB	IRR	ES	Total
Balance at December 31, 2015 (i)
Goodwill, gross	$991	$2,207	$1,031	$—	$4,229
Accumulated impairment losses	(130)	(362)	—	—	(492)
Goodwill, net	861	1,845	1,031	—	3,737
Purchase price allocation adjustments	4	1	(6)	—	(1)
Goodwill acquired during the period	3,501	—	783	2,522	6,806
Goodwill disposed of during the period	—	(5)	—	—	(5)
Foreign exchange	8	—	(18)	—	(10)
Balance at June 30, 2016
Goodwill, gross	4,504	2,203	1,790	2,522	11,019
Accumulated impairment losses	(130)	(362)	—	—	(492)
Goodwill, net	$4,374	$1,841	$1,790	$2,522	$10,527
__________________________________

(i)	The prior period comparatives have been retrospectively reclassified on a preliminary basis to take into account our segment reorganization. See Note 4 — Segment Information for further details.

The following table reflects changes in the net carrying amount of the components of finite-lived intangible assets for the six months ended June 30, 2016:

	Balance as of December 31, 2015	Intangible assets acquired	Intangible assets disposed	Amortization	Foreign Exchange	Balance as of June 30, 2016
Client relationships	$920	$2,153	$(5)	$(189)	$(23)	$2,856
Management contracts	62	—	—	(2)	—	60
Software (i)	77	655	—	(72)	(10)	650
Trademark and trade name	50	1,004	—	(22)	(1)	1,031
Product	—	42	—	(1)	(5)	36
Favorable agreements	2	11	—	(1)	—	12
Other	4	—	—	—	—	4
Total amortizable intangible assets	$1,115	$3,865	$(5)	$(287)	$(39)	$4,649
_____________________________

(i)	In process research and development intangible assets of $64 million have not yet been placed in service and are not included in this presentation
We recorded amortization related to our finite-lived intangible assets, exclusive of the amortization of our favorable lease agreements, of $125 million and $286 million, for the three and six months ended June 30, 2016, respectively, and $16 million and $30 million for the three and six months ended June 30, 2015, respectively.
Our acquired unfavorable lease liabilities were $33 million and $23 million as of June 30, 2016 and December 31, 2015, respectively, and are recorded in the other noncurrent liabilities in the condensed consolidated balance sheet.
The following table reflects the carrying value of finite-lived intangible assets and liabilities as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Client relationships	$3,403	$(547)	$1,293	$(373)
Management contracts	66	(6)	67	(5)
Software	721	(71)	77	—
Trademark and trade name	1,055	(24)	52	(2)
Product	37	(1)	—	—
Favorable agreements	13	(1)	2	—
Other	7	(3)	8	(4)
Total finite-lived assets	$5,302	$(653)	$1,499	$(384)

Unfavorable agreements	$34	$(1)	$23	$—
Total finite-lived intangible liabilities	$34	$(1)	$23	$—
The weighted average remaining life of amortizable intangible assets and liabilities at June 30, 2016 was 14.4 years.

The table below reflects the future estimated amortization expense for amortizable intangible assets and the rent offset resulting from amortization of the net lease intangible assets and liabilities for the remainder of 2016 and for subsequent years:

Year ending December 31,	Amortization	Rent offset
Remainder of 2016	$297	$(2)
2017	565	(4)
2018	517	(2)
2019	460	(2)
2020	409	(2)
Thereafter	2,389	(9)
Total	$4,637	$(21)
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
Interest Rate Risk - Investment Income
As a result of the Company’s operating activities, the Company holds fiduciary funds. The Company earns interest on these funds, which is included in the Company’s condensed consolidated financial statements as interest and other income. These funds are regulated in terms of access as are the instruments in which they may be invested, most of which are short-term in nature.
During 2015, in order to manage interest rate risk arising from these financial assets, the Company entered into interest rate swaps to receive a fixed rate of interest and pay a variable rate of interest. These derivatives were designated as hedging instruments and as of June 30, 2016 and December 31, 2015 had a total notional amount of $300 million for each period and a net fair value of $3 million and nil, respectively.
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
These derivatives were designated as hedging instruments and as of June 30, 2016 and December 31, 2015 had a total notional amount of $1.1 billion and $1.2 billion, respectively, and net fair value liabilities of $105 million and $28 million, respectively.
At June 30, 2016, the Company estimates, based on current interest and exchange rates, there will be $51 million of net derivative losses on forward exchange rates, interest rate swaps, and treasury locks reclassified from accumulated comprehensive income into earnings within the next 12 months as the forecast transactions affect earnings. At June 30, 2016, our longest outstanding maturity was 2.8 years.

The effects of derivative instruments that are designated as hedging instruments on the condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 are as follows:

Three Months Ended June 30,	Gain recognized in OCI (effective portion)		Location of gain/(loss) reclassified from OCI into income (effective portion)	Gain/(loss) reclassified from OCI into income (effective portion)		Location of gain/(loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Gain/(loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
	2016	2015		2016	2015		2016	2015
Foreign exchange forwards	$(46)	$38	Other (income)/expense, net	$(8)	$(1)	Other (income)/expense, net	$—	$—
Total	$(46)	$38		$(8)	$(1)		$—	$—

Six Months ended June 30,	Gain/(loss) recognized in OCI (effective portion)		Location of gain reclassified from OCI into income (effective portion)	Gain reclassified from OCI into income (effective portion)		Location of gain/(loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Gain/(loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
	2016	2015		2016	2015		2016	2015
Foreign exchange forwards	$(74)	$25	Other (income)/expense, net	$(12)	$—	Other (income)/ expense, net	$—	$—
Total	$(74)	$25		$(12)	$—		$—	$—
We also enter into foreign currency transactions, primarily to hedge certain intercompany loans. These derivatives are not generally designated as hedging instruments and at June 30, 2016 and December 31, 2015 we had notional amounts of $677 million and $574 million, respectively, and net fair value liabilities of $10 million and $3 million, respectively.
The effects of derivatives that have not been designated as hedging instruments on the condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 are as follows:

		(Loss)/gain recognized in income
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments:	Location of (loss)/gain recognized in income	2016	2015	2016	2015
Foreign exchange forwards	Other (income)/expense, net	$—	$(1)	$(10)	$(1)
Total		$—	$(1)	$(10)	$(1)
Note 9 — Debt
Short-term debt and current portion of long-term debt consists of the following:

	June 30, 2016	December 31, 2015
1-year term loan facility matures 2016	$—	$587
4.125% senior notes due 2016	—	300
6.200% senior notes due 2017	394	—
Current portion of 7-year term loan facility expires 2018	22	22
Current portion of term loan expires 2019	85	—
Short-term borrowing under bank overdraft arrangement	27	79
	$528	$988

Long-term debt consists of the following:

	June 30, 2016	December 31, 2015
Revolving $800 million credit facility	$81	$467
6.200% senior notes due 2017	—	394
7-year term loan facility expires 2018	207	218
Term loan expires 2019	211	—
7.000% senior notes due 2019	186	186
5.750% senior notes due 2021	495	495
3.500% senior notes due 2021	446	—
2.125% senior notes due 2022	594	—
4.625% senior notes due 2023	247	247
4.400% senior notes due 2026	543	—
6.125% senior notes due 2043	271	271
	$3,281	$2,278
Senior Notes
On May 26, 2016, Trinity Acquisition plc issued €540 million ($609 million) of 2.125% senior notes due 2022 (‘2022 Euro Bonds’). The 2022 Euro Bonds are fully and unconditionally guaranteed by Willis Towers Watson. The effective interest rate of these senior notes is 2.154%, which includes the impact of the discount upon issuance. The 2022 Euro Bonds will mature on May 26, 2022. Interest accrues on the notes from May 26, 2016 and will be paid in cash on May 26 of each year, commencing May 26, 2017. The net proceeds from this offering, after deducting underwriter discounts and commissions and estimated offering expenses, were €535 million ($600 million). We used the net proceeds of this offering to repay Tranche A of the 1-year term loan and related accrued interest.
On March 22, 2016, Trinity Acquisition plc issued $450 million of 3.500% senior notes due 2021 (‘2021 Notes’) and $550 million of 4.400% senior notes due 2026 (‘2026 Notes’). The 2021 Notes and the 2026 Notes are fully and unconditionally guaranteed by Willis Towers Watson. The effective interest rates of these senior notes are 3.707% and 4.572%, respectively, which includes the impact of the discount upon issuance. The 2021 Notes and the 2026 Notes will mature on September 15, 2021 and March 15, 2026, respectively. Interest accrues on the notes from March 22, 2016 and will be paid in cash on March 15 and September 15 of each year, commencing September 15, 2016. The net proceeds from this offering, after deducting underwriter discounts and commissions and estimated offering expenses, were $988 million. We used the net proceeds of this offering as follows: to repay $300 million principal under our $800 million revolving credit facility and related accrued interest, which was drawn to repay our 4.125% senior notes on March 15, 2016; to repay $400 million principal on Tranche B under our 1-year term loan facility and related accrued interest; and to pay down a portion of the remaining principal amount outstanding under our $800 million revolving credit facility and related accrued interest.
$800 million revolving credit facility
Drawings under the $800 million revolving credit facility bear interest at LIBOR plus a margin of 1.25% to 2.00%, or alternatively the base rate plus a margin of 0.25% to 1.00% based upon the Company’s guaranteed senior unsecured long-term debt rating; a 1.375% margin applies while the Company’s debt rating remains BBB/Baa3. As of June 30, 2016 and December 31, 2015, $81 million and $467 million was outstanding under this revolving credit facility, respectively.
7-year term loan facility
The 7-year term loan facility expiring 2018 bears interest at the same rate applicable to the $800 million revolving credit facility and is repayable in quarterly installments of $6 million with a final repayment of $186 million due in the third quarter of 2018.
1-year term loan facility
On November 20, 2015, Legacy Willis entered into a 1-year term loan facility. The 1-year term loan had two tranches: Tranche A was for €550 million, of which €544 million ($592 million) was drawn on December 19, 2015 and used to finance the acquisition of Gras Savoye. Tranche B was for $400 million and was drawn on January 4, 2016 and used to re-finance debt held by Legacy Towers Watson which became due on acquisition. Tranche A was repaid in its entirety on May 26, 2016 from the proceeds from the issuance of our 2022 Euro Bonds discussed above. Tranche B was repaid in its entirety on March 22,

2016 from a portion of the proceeds from the issuance of our senior notes discussed above. The amount outstanding as of December 31, 2015 was $592 million, gross of $5 million in debt fees related to the 1-year term loan facility.
WSI revolving credit facility
Advances under the Willis Securities, Inc. (‘WSI’) revolving credit facility bear interest at a rate equal to LIBOR plus a margin of 1.25% to 2.00%, or alternatively the base rate plus a margin of 0.25% to 1.00%, based upon the Company’s guaranteed senior-unsecured long-term debt rating. A margin of 1.50% applies while the Company’s debt rating remains BBB/Baa3.
As of June 30, 2016 and December 31, 2015, there were no borrowings outstanding under the WSI revolving credit facility. On April 27, 2016, the end date of the credit period was extended to April 28, 2017 and the repayment date was extended to April 28, 2018. There were no other significant changes in the terms of this credit facility.
The agreements relating to the $800 million revolving credit facility, the 7-year term loan facility, and the 1-year term loan contain requirements that we are not to exceed certain levels of consolidated funded indebtedness in relation to consolidated EBITDA and we are to maintain at least a minimum level of consolidated EBITDA to consolidated cash interest expense, subject to certain adjustments. In addition, the agreements relating to our facilities and senior notes include, in the aggregate, covenants relating to the delivery of financial statements, reports and notices, limitations on liens, limitations on sales and other disposals of assets, limitations on indebtedness and other liabilities, limitations on sale and leaseback transactions, limitations on mergers and other fundamental changes, maintenance of property, maintenance of insurance, nature of business, compliance with applicable laws, maintenance of corporate existence and rights, payment of taxes and access to information and properties. At June 30, 2016 and December 31, 2015, we were in compliance with all financial covenants.
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
The interest rate on the term loan is based on the Company’s choice of one, two, three or six-month LIBOR plus a spread of 1.25% to 1.75%, or alternatively the bank base rate plus 0.25% to 0.75%. The spread to each index is dependent on the Company’s consolidated leverage ratio. The weighted-average interest rate on this term loan for the three months ended June 30, 2016 was 1.81%. The term loan amortizes at a rate of $21 million per quarter, beginning in March 2016, with a final maturity date of December 2019. The Company has the right to prepay a portion or all of the outstanding term loan balance on any interest payment date without penalty. At June 30, 2016, the balance outstanding on the term loan was $297 million, gross of $1 million in debt issuance fees.
The agreements associated with this financing contain customary representations and warranties and affirmative and negative covenants. The term loan requires Towers Watson Delaware Inc., as a consolidated entity, to maintain certain financial covenants that include a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio (which terms in each case are defined in the term loan agreement). In addition, the term loan contains restrictions on the ability of Towers Watson Delaware Inc. to, among other things, incur additional indebtedness; pay dividends; make distributions; create liens on assets; make acquisitions; dispose of property; engage in sale-leaseback transactions; engage in mergers or consolidations, liquidations and dissolutions; engage in certain transactions with affiliates; and make changes in lines of businesses. Additionally, Towers Watson Delaware Inc. is prohibited from providing guarantees of debt outside of the Towers Watson Delaware Inc. consolidated entity. At June 30, 2016, we were in compliance with all financial covenants.
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

The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments:
The fair values of long-term debt instruments (excluding related fair value hedges) are not measured at fair value on a recurring basis and are based on quoted market values and are classified as Level 1 measurements, with the exception of the 7-year term loan facility, drawings under our $800 million revolving credit facility and our 2019 term loan, where fair value is determined using observable market data for similar debt instruments of comparable maturities (Level 2 measure).
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
The following presents our assets and liabilities measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015:

	Fair Value Measurements on a Recurring Basis at June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds / exchange traded funds	$37	$—	$—	$37
Derivatives:
Derivative financial instruments (i)	$—	$34	$—	$34
Liabilities:
Derivatives:
Derivative financial instruments (i)	$—	$146	$—	$146

	Fair Value Measurements on a Recurring Basis at December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Derivatives:
Derivative financial instruments (i)	$—	$26	$—	$26
Liabilities:
Derivatives:
Derivative financial instruments (i)	$—	$57	$—	$57
_________________________

i	See Note 8 — Derivative Financial Instruments for further information on our derivative instruments.
The following presents our liabilities whose carrying value differs from the fair value and are not measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Current portion of long term debt	$528	$542	$988	$998
Long-term debt	$3,281	$2,904	$2,278	$2,394
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
On January 4, 2016, in connection with the Merger, we acquired additional defined benefit pension, PRW, and defined contribution plans. Total plan assets of approximately $3.7 billion and projected benefit obligations of approximately $4.6 billion were acquired. The funded status for each of the acquired plans has been included in the preliminary values of identifiable assets acquired, and liabilities assumed in Note 3 — Merger and Acquisitions and are recorded as $67 million in pension benefits assets and $914 million in liability for pension benefits.
Significant plans acquired are described below:
United States
Legacy Towers Watson U.S. defined benefit pension plan – Prior to December 31, 2010, employees earned benefits under their original plan formulas, which were frozen on December 31, 2011. Beginning January 1, 2012, all Legacy Towers Watson employees, including named executive officers, accrue qualified and non-qualified benefits under a stable value pension design.
The Legacy Towers Watson U.S. Defined Contribution Plan allows eligible Towers Watson U.S. employees to participate in a savings plan design that provides for 100% match on the first 2% of employee contributions and 50% match on the next 4% of employee contributions. Employees vest in the employer match upon two years of service.
United Kingdom
Legacy Towers Watson U.K. defined benefit pension plan – Benefit accruals earned under a Legacy Watson Wyatt defined benefit plan (predominantly pension benefits) ceased on February 28, 2015, although benefits earned prior to January 1, 2008 retain a link to salary until the employee leaves the Company.  Benefit accruals earned under a Legacy Towers Perrin defined benefit plan (predominantly lump sum benefits) were frozen on March 31, 2008.  All employees now accrue defined contribution benefits.
The Legacy Towers Watson U.K. defined contribution plan has a money purchase feature to which we make core contributions plus additional contributions matching those of the participating employees up to a maximum rate. Contribution rates depend on the age of the participant and whether or not they arise from salary sacrifice arrangements through which the associate has elected to receive contributions in lieu of additional salary.
Other
In addition to the Legacy Towers Watson U.S. and U.K. defined benefit pension plans, we acquired smaller defined benefit pension plans in Canada, Germany, Ireland and the Netherlands.
Post-retirement Welfare Plan
Legacy Towers Watson Post-retirement Benefits – We provide certain health care and life insurance benefits for retired employees in the U.S. The principal plans cover employees in the U.S. who have met certain eligibility requirements. Our principal post-retirement benefit plans are primarily unfunded. Retiree medical benefits provided under our U.S. post-retirement benefit plans were closed to new hires effective January 1, 2011. Life insurance benefits under the plans were frozen with respect to service, eligibility and amounts as of January 1, 2012 for active employees.

Components of Net Periodic Benefit Cost for Defined Benefit Pension and Post-retirement Welfare Plans
The following table sets forth the components of net periodic benefit cost for the Company’s defined benefit pension and post-retirement welfare plans for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016				2015
	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW
Service cost	$15	$6	$5	$—	$—	$8	$—	$—
Interest cost	34	28	7	1	10	26	1	—
Expected return on plan assets	(60)	(64)	(9)	—	(15)	(55)	(1)	—
Settlement	—	—	—	—	—	—	—	—
Amortization of net loss/(gain)	3	11	—	—	3	(6)	—	—
Amortization of prior service (credit)/cost	—	(5)	—	—	—	9	—	—
Net periodic benefit (income)/cost	$(8)	$(24)	$3	$1	$(2)	$(18)	$—	$—

	Six Months Ended June 30,
	2016				2015
	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW
Service cost	$30	$13	$9	$—	$—	$18	$1	$—
Interest cost	68	57	13	2	20	52	3	—
Expected return on plan assets	(119)	(127)	(17)	—	(29)	(112)	(2)	—
Settlement	—	—	2	—	—	—	—	—
Amortization of net loss/(gain)	6	22	—	—	6	(8)	—	—
Amortization of prior service (credit)/cost	—	(10)	—	—	—	18	—	—
Net periodic benefit (income)/cost	$(15)	$(45)	$7	$2	$(3)	$(32)	$2	$—
Employer Contributions to Defined Benefit Pension Plans
The Company made no contributions to its U.S. plans for the six months ended June 30, 2016 and has not yet determined the contributions to be made over the remainder of the fiscal year. The Company made contributions of $61 million to its U.K. plans for the six months ended June 30, 2016 and anticipates making additional contributions of $42 million for the remainder of the fiscal year. The Company made contributions of $13 million to its other plans for the six months ended June 30, 2016 and anticipates making additional contributions of $12 million for the remainder of the fiscal year.
Defined Contribution Plans
The Company made contributions to its defined contribution plans of $40 million and $81 million for the three and six months ended June 30, 2016, respectively, and $19 million and $38 million for the three and six months ended June 30, 2015, respectively.
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

Other Contractual Obligations
On October 1, 2015, Legacy Towers Watson made a capital commitment of $40 million to Longitude Holdings Limited in exchange for 48,322 common shares outstanding representing 24.2% of outstanding equity ownership. As of June 30, 2016, approximately $5 million of capital contributions had been made towards this commitment.
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
Legal Proceedings
In the ordinary course of business, the Company is subject to various actual and potential claims, lawsuits, and other proceedings. Some of the claims, lawsuits and other proceedings seek damages in amounts which could, if assessed, be significant. We do not expect the impact of claims or demands not described below to be material to the Company’s consolidated financial statements. The Company also receives subpoenas in the ordinary course of business and, from time to time, receives requests for information in connection with governmental investigations.
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
In re Towers Watson & Co. Stockholders Litigation
Five putative class action complaints challenging the Merger were filed in the Court of Chancery for the State of Delaware, captioned New Jersey Building Laborers’ Statewide Annuity Fund v. Towers Watson & Co., et al., C.A. No. 11270-CB (filed on July 9, 2015), Stein v. Towers Watson & Co., et al., C.A. No. 11271-CB (filed on July 9, 2015), City of Atlanta Firefighters’ Pension Fund v. Ganzi, et al., C.A. No. 11275-CB (filed on July 10, 2015), Cordell v. Haley, et al., C.A. No. 11358-CB (filed on July 31, 2015), and Mills v. Towers Watson & Co., et al., C.A. No. 11423-CB (filed on August 24, 2015).  The Stein action was voluntarily dismissed on July 28, 2015.  These complaints were filed by purported stockholders of Towers Watson on behalf of a putative class comprised of all Towers Watson stockholders. The complaints sought, among other things, to enjoin the Merger, and generally alleged that Towers Watson’s directors breached their fiduciary duties to Towers Watson stockholders by agreeing to merge Towers Watson with Willis through an inadequate and unfair process, which led to inadequate and unfair consideration, and by agreeing to unfair deal protection devices.  The complaints also alleged that Willis and the Merger Sub formed for purposes of consummating the Merger aided and abetted the alleged breaches of fiduciary duties by Towers Watson directors.  On August 17, 2015, the court consolidated the New Jersey Building Laborers’ Statewide Annuity Fund, City of Atlanta Firefighters’ Pension Fund, and Cordell actions (the Mills action had not yet been filed) and any other actions then pending or thereafter filed arising out of the same issues of fact under the caption In re Towers Watson & Co. Stockholders

Litigation, Consolidated C.A. No. 11270-CB.  On September 9, 2015, the plaintiffs in the consolidated action and in Mills filed a consolidated amended complaint, which, among other things, added claims for alleged misstatements and omissions from a preliminary proxy statement and prospectus for the Merger dated August 27, 2015.  On September 17, 2015, plaintiffs filed a motion for expedited proceedings and a motion for a preliminary injunction, which motions plaintiffs voluntarily withdrew on October 19, 2015.  On December 14, 2015, the defendants filed motions to dismiss the consolidated amended complaint. On April 1, 2016, the court consolidated the Mills action into the consolidated action. On April 18, 2016, the court dismissed the consolidated action as moot, set a briefing schedule for plaintiffs’ application for an award of attorneys’ fees and reimbursement of expenses, and scheduled a hearing on plaintiffs’ fee and expense application for June 28, 2016. On April 27, 2016, plaintiffs filed a petition for an award of attorneys’ fees and expenses, requesting an aggregate fee and expense award of at least $1.7 million. On June 8, 2016, defendants filed their opposition to the petition. After negotiations, the parties agreed in principle to resolve the petition for a payment of $250,000 to plaintiffs’ counsel by the Company. On July 29, 2016, the court entered a proposed order submitted by the parties closing the consolidated action for all purposes.
Merger-related Appraisal demands
Between November 12, 2015 and December 10, 2015, in connection with the then-proposed Merger, Towers Watson received demands for appraisal under Section 262 of the Delaware General Corporation Law on behalf of ten purported beneficial owners of an aggregate of approximately 2.4% of the shares of Towers Watson common stock outstanding at the time of the Merger. Between March 3, 2016 and March 23, 2016, three appraisal petitions were filed in the Court of Chancery for the State of Delaware on behalf of three purported beneficial owners of an aggregate of 1,354,338 shares of Towers Watson common stock, captioned Rangeley Capital LLC v. Towers Watson & Co., C.A. No. 12063-CB, Merion Capital L.P. v. Towers Watson & Co., C.A. No. 12064-CB, and College Retirement Equities Fund v. Towers Watson & Co., C.A. No. 12126-CB. The appraisal petitions seek, among other things, a determination of the fair value of the appraisal petitioners’ shares at the time of the Merger; an order that Towers Watson pay that value to the appraisal petitioners, together with interest at the statutory rate; and an award of costs, attorneys’ fees, and other expenses. Towers Watson answered the appraisal petitions between March 24, 2016 and April 18, 2016. On May 9, 2016, the court consolidated the three pending appraisal proceedings under the caption In re Appraisal of Towers Watson & Co., Consolidated C.A. No. 12064-CB. Based on all of the information to date, the Company is currently unable to provide an estimate of the reasonably possible loss or range of loss.  The Company intends to vigorously defend against the appraisal proceedings.
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
The Settlement Term Sheet also provides the parties’ agreement to seek the Court’s entry of bar orders prohibiting any continued or future litigation against the Defendants and their related parties of claims relating to Stanford, whether asserted to date or not. The terms of the bar orders therefore would prohibit all Stanford-related litigation described above, and not just the Actions, including any pending matters and any actions that may be brought in the future. Final Court approval of these bar orders is a condition of the settlement. The settlement is also subject to the execution of a definitive settlement agreement and other related documentation, notice to Stanford’s investor claimants, and approval by the U.S. District Court for the Northern District of Texas.

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
In particular, the amended complaint alleges “misrepresentations and miscalculations” in valuation reports allegedly issued by Towers Perrin from 2000 through 2002 upon which plaintiff claims to have relied. Plaintiff asserts that Towers Perrin assigned a new team of actuaries to the Fund in 2002 “to correct Towers’ own earlier mistakes” and that the new team “altered” certain calculations which “increased the actuarial accrued liability by $163 million.” Plaintiff claims that the reports indicated that the City’s minimum contribution percentages to the Fund would remain in place through at least 2018; and that existing benefits under the Fund could be increased, and new benefits could be added, without increasing plaintiff’s financial burden, and without increasing plaintiff’s rate of annual contributions to the Fund. The amended complaint alleges that plaintiff relied on these reports when supporting a new benefit package for the Fund.  These reports, and other advice, are alleged, among other things, to have been negligent, to have misrepresented the present and future financial condition of the Fund and the contributions required to be made by plaintiff to support those benefits. Plaintiff asserts that, but for Towers Perrin’s alleged negligence and misrepresentations, plaintiff would not have supported the benefit increase, and that such increased benefits would not and could not have been approved or enacted.  It is further asserted that Towers Perrin’s alleged “negligence and misrepresentations damaged the City to the tune of tens of millions of dollars in annual contributions.”
Plaintiff seeks the award of punitive damages, actual damages, exemplary damages, special damages, attorney’s fees and expenses, costs of suit, pre- and post- judgment interest at the maximum legal rate, and other unspecified legal and equitable relief.  Plaintiff has not yet quantified fully its asserted damages.
On October 10, 2014, Legacy Towers Watson filed a motion to dismiss plaintiff’s entire complaint on the basis that the complaint fails to state a claim upon which relief can be granted. On November 21, 2014, the City filed its response in opposition to Legacy Towers Watson’s motion to dismiss. On September 23, 2015, Legacy Towers Watson’s motion to dismiss was denied by the United States District Court for the Southern District of Texas, Houston Division. The court entered a scheduling order setting trial for May 30, 2017. On June 20, 2016, the Court entered an amended scheduling order setting trial for October 31, 2017.
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

Based on current information, the Company does not anticipate any further developments, and considers the matter to be closed.
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
On January 12, 2016, TWDE and the other defendants filed a motion for partial summary judgment seeking dismissal of Meriter’s negligence and breach of fiduciary duty claims. On April 18, 2016, TWDE and the other defendants filed a motion to dismiss the contribution, indemnification, and equitable subrogation claims. On May 4, 2016, the parties appeared for oral argument on the motion for partial summary judgment, which the court granted in part and denied in part.  The court dismissed the fiduciary duty claims, but not the negligence claims. Meriter subsequently moved for reconsideration of the dismissal of its breach of fiduciary duty claims, and oral argument on that motion is set for August 16, 2016. On June 22, 2016, the court granted in part TWDE’s motion to dismiss, and dismissed the contribution and equitable subrogation claims, but denied the motion as to Meriter’s indemnification claim without prejudice to the right of any defendant to raise the issue again by later motion. Based on all of the information to date, and given the stage of the matter, TWDE is currently unable to provide an estimate of the reasonably possible loss or range of loss. TWDE disputes the allegations, and intends to defend the matter vigorously.
Elma Sanchez, et. al
On August 6, 2013, three individual plaintiffs filed a putative class action suit against the California Public Employees’ Retirement System (‘CalPERS’) in Los Angeles County Superior Court. On January 10, 2014, plaintiffs filed an amended complaint, which added as defendants several members of CalPERS’ Board of Administration and three Legacy Towers Watson entities, Towers Watson & Co., Towers Perrin, and Tillinghast-Towers Perrin (‘Towers Perrin’).
Plaintiffs’ claims all relate to a self-funded, non-profit Long Term Care Program that CalPERS established in 1995 (the ‘LTC Program’). Plaintiffs’ claims seek unspecified damages allegedly resulting from CalPERS’ 2012 decision to implement in 2015 and 2016 an 85 percent increase in the premium rates of certain of the long term care policies it issued between 1995 and 2004 (the ‘85% Increase’).
The amended complaint alleges claims against CalPERS for breach of contract and breach of fiduciary duty. It also includes a single cause of action against Towers Perrin for professional negligence relating to actuarial services Towers Perrin provided to CalPERS relating to the LTC Program between 1995 and 2004.
Plaintiffs principally allege that CalPERS mismanaged the LTC Program and its investment assets in multiple respects and breached its contractual and fiduciary duties to plaintiffs and other class members by impermissibly imposing the 85% Increase to make up for investment losses. Plaintiffs also allege that Towers Perrin recommended inadequate initial premium rates at the outset of the LTC Program and used unspecified inappropriate assumptions in its annual valuations for CalPERS. Plaintiffs claim that Towers Perrin’s allegedly negligent acts and omissions, prior to the end of its retainer in 2004, contributed to the need for the 85% Increase.
In May 2014, the court denied the motions to dismiss filed by CalPERS and Towers Perrin addressed to the sufficiency of the complaint. On January 28, 2016, the court granted plaintiffs’ motion for class certification. The certified class as currently defined includes those long term care policy holders whose policies were “subject to” the 85% Increase. The court thereafter set an October 2, 2017 trial date.

In May, 2016, the case was reassigned to a different judge. The court has agreed that Towers Perrin may file a motion for summary judgment which will be heard on February 3, 2017. The court has also agreed to consider potential motions by Towers Perrin and CalPERS to decertify or modify the class.
To date, the plaintiffs have not identified any amount of damages or any basis for calculating damages they are seeking against defendants, including Towers Perrin. For this reason and given the stage of the proceedings, the Company is currently unable to provide an estimate of the reasonably possible loss or range of loss. The Company disputes the allegations and intends to continue to defend the lawsuit vigorously.
Note 13 — Supplementary Information for Select Balance Sheet Accounts
There are variances of greater than 10% between our December 31, 2015 and June 30, 2016 Balance Sheets. All variances with the exception of fiduciary assets and liabilities are primarily due to our Merger with Towers Watson. The fair values recorded, and their location on our balance sheet, are described in Note 3 — Merger and Acquisitions to these condensed consolidated financial statements. The increase in fiduciary assets and liabilities as of June 30, 2016 is primarily due to the acquisition of Gras Savoye, timing issues around specific fiduciary receivables and payables, as well as a result of the cyclical nature of our business. Additional details of specific accounts are detailed below:
Accounts receivable, net consists of the following:

	June 30, 2016	December 31, 2015
Billed, net of allowance for doubtful debts of $35 million and $22 million	$1,844	$1,051
Accrued and unbilled, at estimated net realizable value	343	207
Accounts receivable, net	$2,187	$1,258
Prepaid and other current assets consist of the following:

	June 30, 2016	December 31, 2015
Prepayments and accrued income	$129	$86
Derivatives and investments	29	29
Deferred compensation plan assets	19	20
Retention incentives	12	14
Corporate income and other taxes	68	66
Other current assets	70	40
Total prepaid and other current assets	$327	$255
Other non-current assets consist of the following:

	June 30, 2016	December 31, 2015
Prepayments and accrued income	$17	$23
Deferred compensation plan assets	100	102
Deferred tax assets	38	76
Accounts receivable, net	28	30
Other investments	31	42
Other non-current assets	116	25
Total other non-current assets	$330	$298

Other current liabilities consist of the following:

	June 30, 2016	December 31, 2015
Accounts payable	$123	$75
Income and other taxes payable	129	45
Contingent and deferred consideration on acquisition	62	68
Payroll related liabilities	169	82
Derivatives	71	31
Third party commissions	187	177
Other current liabilities	160	125
Total other current liabilities	$901	$603
Other non-current liabilities consist of the following:

	June 30, 2016	December 31, 2015
Incentives from lessors	$147	$175
Deferred compensation plan liability	100	102
Contingent and deferred consideration on acquisition	100	156
Derivatives	54	27
Other non-current liabilities	160	73
Total other non-current liabilities	$561	$533
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

	Foreign currency translation (i)	Gains and losses on cash flow hedges (i)	Defined pension and post-retirement benefit costs (ii)	Total
As of December 31, 2014	$(191)	$18	$(893)	$(1,066)
Other comprehensive (loss)/income before reclassifications	(39)	21	200	182
Amounts reclassified from accumulated other comprehensive income (net of income tax of $3)	—	(1)	13	12
Net current-period other comprehensive (loss)/income	(39)	20	213	194
As of June 30, 2015	$(230)	$38	$(680)	$(872)

As of December 31, 2015	$(314)	$(10)	$(713)	$(1,037)
Other comprehensive (loss)/income before reclassifications	(84)	(55)	(20)	(159)
Amounts reclassified from accumulated other comprehensive income (net of income tax of $4)	—	(8)	23	15
Net current-period other comprehensive (loss)/income	(84)	(63)	3	(144)
As of June 30, 2016	$(398)	$(73)	$(710)	$(1,181)
________________________

i
Reclassification adjustments from accumulated other comprehensive income are included in other (income)/expense, net of foreign currency translation and gains and losses on cash flow hedges. See Note 8 — Derivative Financial Instruments for additional details regarding the reclassification adjustments for the hedge settlements.

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
At June 30, 2016 and 2015, there were 1.9 million and 1.8 million time-based share options; 1.2 million and 0.8 million performance based options; and 1.4 million and 1.2 million restricted share units outstanding, respectively. The number of options and share units for 2015 has been retroactively adjusted to reflect the reverse stock split effected on January 4, 2016. See Note 3 — Merger and Acquisitions for further details.
Basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income attributable to Willis Towers Watson	$72	$70	$310	$280

Basic average number of shares outstanding (i)	139	68	137	68
Dilutive effect of potentially issuable shares (i)	1	1	1	1
Diluted average number of shares outstanding (i)	140	69	138	69

Basic earnings per share (i)	$0.52	$1.03	$2.26	$4.12
Dilutive effect of potentially issuable shares (i)	(0.01)	(0.02)	(0.01)	(0.06)
Diluted earnings per share (i)	$0.51	$1.01	$2.25	$4.06
____________________________

i.
Shares outstanding, potentially issuable shares, basic and diluted earnings per share, and the dilutive effect of potentially issuable shares, for the three and six months ended June 30, 2015 have been retroactively adjusted to reflect the reverse stock split effected on January 4, 2016. See Note 3 — Merger and Acquisitions for further details.

Options to purchase 0.1 million and 0.3 million shares were not included in the computation of the dilutive effect of stock options for the three months ended June 30, 2016 and 2015, respectively, because their effect was anti-dilutive. Options to purchase 0.5 million and 0.4 million shares were not included in the computation of the dilutive effect of stock options for the six months ended June 30, 2016 and 2015, respectively, because the effect was anti-dilutive. The number of options for 2015 has been retroactively adjusted to reflect the reverse stock split on January 4, 2016. See Note 3 — Merger and Acquisitions for further details.
Note 16 — Subsequent Events
As of August 1, 2016, we repurchased $100 million of Willis Towers Watson stock. We anticipate repurchasing an additional $200 million, for a total of $300 million by the end of calendar year 2016, subject to market conditions and other factors.

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
The equity method has been used for investments in subsidiaries in the condensed consolidating balance sheets as of June 30, 2016 of Willis Towers Watson, the Other Guarantors and the Issuer.
The entities included in the Other Guarantors column as of June 30, 2016 are Willis Towers Watson Sub Holdings Limited, Willis Netherlands Holdings B.V., Willis Investment U.K. Holdings Limited, TA I Limited, WTW Bermuda Holdings Ltd., Trinity Acquisition plc (formerly Trinity Acquisition Limited) and Willis Group Limited.

Unaudited Condensed Consolidated Statement of Operations

	Three Months Ended June 30, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$—	$4	$1,890	$—	$1,894
Interest and other income	—	1	—	54	—	55
Total revenues	—	1	4	1,944	—	1,949
Costs of providing services
Salaries and benefits	(1)	(1)	(10)	(1,189)	—	(1,201)
Other operating expenses	(2)	(22)	(14)	(335)	—	(373)
Depreciation	—	(1)	(3)	(40)	—	(44)
Amortization	—	—	—	(125)	—	(125)
Restructuring costs	—	(7)	(7)	(27)	—	(41)
Integration expenses	1	—	(4)	(26)	—	(29)
Total costs of providing services	(2)	(31)	(38)	(1,742)	—	(1,813)
(Loss) Income from operations	(2)	(30)	(34)	202	—	136
Income from Group undertakings	—	120	62	40	(222)	—
Expenses due to Group undertakings	—	(26)	(43)	(153)	222	—
Interest expense	(6)	(26)	(9)	(6)	—	(47)
Other income/(expense), net	—	2	—	4	—	6
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(8)	40	(24)	87	—	95
Benefit/(provision) for income taxes	—	10	3	(32)	—	(19)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(8)	50	(21)	55	—	76
Equity account for subsidiaries	80	7	107	—	(194)	—
NET INCOME	72	57	86	55	(194)	76
Income attributable to non-controlling interests	—	—	—	(4)	—	(4)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$72	$57	$86	$51	$(194)	$72

Unaudited Condensed Consolidated Statement of Comprehensive Income

	Three Months Ended June 30, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Comprehensive (loss)/income before non-controlling interests	$(56)	$(70)	$27	$(61)	$98	$(62)
Less: Comprehensive loss/(income) attributable to non-controlling interest	—	—	—	6	—	6
Comprehensive (loss)/income attributable to Willis Towers Watson	$(56)	$(70)	$27	$(55)	$98	$(56)

Unaudited Condensed Consolidated Statement of Operations

	Three Months Ended June 30, 2015
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$—	$—	$917	$—	$917
Interest and other income	—	—	—	5	—	5
Total revenues	—	—	—	922	—	922
Costs of providing services
Salaries and benefits	(1)	—	(22)	(538)	—	(561)
Other operating expenses	—	(41)	(9)	(129)	—	(179)
Depreciation	—	(2)	(4)	(17)	—	(23)
Amortization	—	—	—	(16)	—	(16)
Restructuring costs	—	—	(8)	(30)	—	(38)
Total costs of providing services	(1)	(43)	(43)	(730)	—	(817)
(Loss) Income from operations	(1)	(43)	(43)	192	—	105
Income from Group undertakings	—	56	56	24	(136)	—
Expenses due to Group undertakings	—	(7)	(45)	(84)	136	—
Interest expense	(10)	(9)	(11)	(5)	—	(35)
Other income/(expense), net	4	(6)	—	25	—	23
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(7)	(9)	(43)	152	—	93
Benefit/(provision) for income taxes	—	11	14	(44)	—	(19)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(7)	2	(29)	108	—	74
Interest in earnings/(loss) of associates, net of tax	—	2	—	(4)	—	(2)
Equity account for subsidiaries	77	71	30	—	(178)	—
NET INCOME	70	75	1	104	(178)	72
Income attributable to non-controlling interests	—	—	—	(2)	—	(2)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$70	$75	$1	$102	$(178)	$70

Unaudited Condensed Consolidated Statement of Comprehensive Income

	Three Months Ended June 30, 2015
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Comprehensive income/(loss) before non-controlling interests	$150	$154	$4	$176	$(328)	$156
Less: Comprehensive (income)/loss attributable to non-controlling interest	—	—	—	(6)	—	(6)
Comprehensive income/(loss) attributable to Willis Towers Watson	$150	$154	$4	$170	$(328)	$150

Unaudited Condensed Consolidated Statement of Operations

	Six Months Ended June 30, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$—	$11	$4,102	$—	$4,113
Interest and other income	—	1	—	69	—	70
Total revenues	—	1	11	4,171	—	4,183
Costs of providing services
Salaries and benefits	(1)	(1)	(24)	(2,371)	—	(2,397)
Other operating expenses	(3)	(57)	(72)	(672)	—	(804)
Depreciation	—	(2)	(7)	(78)	—	(87)
Amortization	—	—	—	(286)	—	(286)
Restructuring costs	—	(11)	(16)	(39)	—	(66)
Integration expenses	—	(12)	(10)	(59)	—	(81)
Total costs of providing services	(4)	(83)	(129)	(3,505)	—	(3,721)
(Loss) Income from operations	(4)	(82)	(118)	666	—	462
Income from Group undertakings	—	241	116	70	(427)	—
Expenses due to Group undertakings	—	(40)	(86)	(301)	427	—
Interest expense	(17)	(43)	(19)	(14)	—	(93)
Other (expense)/income, net	(1)	2	—	(13)	—	(12)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(22)	78	(107)	408	—	357
Benefit/(provision) for income taxes	—	23	31	(91)	—	(37)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(22)	101	(76)	317	—	320
Interest in earnings/(loss) of associates, net of tax	—	—	—	1	—	1
Equity account for subsidiaries	332	206	121	—	(659)	—
NET INCOME	310	307	45	318	(659)	321
Income attributable to non-controlling interests	—	—	—	(11)	—	(11)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$310	$307	$45	$307	$(659)	$310

Unaudited Condensed Consolidated Statement of Comprehensive Income

	Six Months Ended June 30, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Comprehensive (loss)/income before non-controlling interests	$166	$162	$(31)	$179	$(307)	$169
Less: Comprehensive (income)/loss attributable to non-controlling interest	—	—	—	(3)	—	(3)
Comprehensive (loss)/income attributable to Willis Towers Watson	$166	$162	$(31)	$176	$(307)	$166

Unaudited Condensed Consolidated Statement of Operations

	Six Months Ended June 30, 2015
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$—	$4	$1,994	$—	$1,998
Interest and other income	—	—	—	11	—	11
Total revenues	—	—	4	2,005	—	2,009
Costs of providing services
Salaries and benefits	(1)	—	(42)	(1,085)	—	(1,128)
Other operating expenses	(9)	(55)	(11)	(264)	—	(339)
Depreciation	—	(3)	(8)	(34)	—	(45)
Amortization	—	—	—	(30)	—	(30)
Restructuring costs	—	(14)	(13)	(42)	—	(69)
Total costs of providing services	(10)	(72)	(74)	(1,455)	—	(1,611)
(Loss) Income from operations	(10)	(72)	(70)	550	—	398
Income from Group undertakings	—	110	112	49	(271)	—
Expenses due to Group undertakings	—	(15)	(89)	(167)	271	—
Interest expense	(21)	(18)	(22)	(7)	—	(68)
Other (expense)/income, net	(8)	—	—	24	1	17
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(39)	5	(69)	449	1	347
Benefit/(provision) for income taxes	—	17	22	(114)	—	(75)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(39)	22	(47)	335	1	272
Interest in earnings/(loss) of associates, net of tax	—	4	—	10	—	14
Equity account for subsidiaries	319	286	96	—	(701)	—
NET INCOME	280	312	49	345	(700)	286
Income attributable to non-controlling interests	—	—	—	(6)	—	(6)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$280	$312	$49	$339	$(700)	$280

Unaudited Condensed Consolidated Statement of Comprehensive Income

	Six Months Ended June 30, 2015
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Comprehensive income/(loss) before non-controlling interests	$474	$508	$55	$546	$(1,106)	$477
Less: Comprehensive (income)/loss attributable to non-controlling interest	—	—	—	(3)	—	(3)
Comprehensive income/(loss) attributable to Willis Towers Watson	$474	$508	$55	$543	$(1,106)	$474

Unaudited Condensed Consolidated Balance Sheet

	As of June 30, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
ASSETS
Cash and cash equivalents	$—	$63	$—	$886	$—	$949
Fiduciary assets	—	—	—	11,767	—	11,767
Accounts receivable, net	—	—	4	2,183	—	2,187
Prepaid and other current assets	—	65	20	280	(38)	327
Amounts due from group undertakings	7,700	5,590	872	1,922	(16,084)	—
Total current assets	7,700	5,718	896	17,038	(16,122)	15,230
Investments in subsidiaries	3,951	8,415	5,911	—	(18,277)	—
Fixed assets, net	—	31	33	730	—	794
Goodwill	—	—	—	10,527	—	10,527
Other intangible assets, net	—	—	—	4,713	—	4,713
Pension benefits assets	—	—	—	815	—	815
Other non-current assets	—	4	54	275	(3)	330
Non-current amounts due from group undertakings	—	918	810	—	(1,728)	—
Total non-current assets	3,951	9,368	6,808	17,060	(20,008)	17,179
TOTAL ASSETS	$11,651	$15,086	$7,704	$34,098	$(36,130)	$32,409
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$—	$11,767	$—	$11,767
Deferred revenue and accrued expenses	1	15	19	1,186	—	1,221
Short-term debt and current portion of long-term debt	—	22	394	112	—	528
Other current liabilities	75	94	—	770	(38)	901
Amounts due to group undertakings	30	8,743	1,713	5,598	(16,084)	—
Total current liabilities	106	8,874	2,126	19,433	(16,122)	14,417
Long-term debt	495	2,389	186	211	—	3,281
Liability for pension benefits	—	—	—	1,160	—	1,160
Deferred tax liabilities	—	—	1	1,158	(3)	1,156
Provision for liabilities	—	—	120	474	—	594
Other non-current liabilities	—	46	15	500	—	561
Amounts due to group undertakings	—	—	518	1,210	(1,728)	—
Total non-current liabilities	495	2,435	840	4,713	(1,731)	6,752
TOTAL LIABILITIES	601	11,309	2,966	24,146	(17,853)	21,169
REDEEMABLE NONCONTROLLING INTEREST	—	—	—	52	—	52
EQUITY
Total Willis Towers Watson shareholders’ equity	11,050	3,777	4,738	9,762	(18,277)	11,050
Noncontrolling interests	—	—	—	138	—	138
Total equity	11,050	3,777	4,738	9,900	(18,277)	11,188
TOTAL LIABILITIES AND EQUITY	$11,651	$15,086	$7,704	$34,098	$(36,130)	$32,409

Unaudited Condensed Consolidated Balance Sheet

	As of December 31, 2015
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
ASSETS
Cash and cash equivalents	$3	$2	$—	$527	$—	$532
Fiduciary assets	—	—	—	10,458	—	10,458
Accounts receivable, net	—	—	7	1,251	—	1,258
Prepaid and other current assets	1	49	18	194	(7)	255
Amounts due from group undertakings	3,423	1,684	822	1,259	(7,188)	—
Total current assets	3,427	1,735	847	13,689	(7,195)	12,503
Investments in subsidiaries	—	3,208	832	—	(4,040)	—
Fixed assets, net	—	23	35	505	—	563
Goodwill	—	—	—	3,737	—	3,737
Other intangible assets, net	—	—	—	1,115	—	1,115
Pension benefits assets	—	—	—	623	—	623
Other non-current assets	—	8	2	288	—	298
Non-current amounts due from group undertakings	—	518	785	—	(1,303)	—
Total non-current assets	—	3,757	1,654	6,268	(5,343)	6,336
TOTAL ASSETS	$3,427	$5,492	$2,501	$19,957	$(12,538)	$18,839
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$—	$10,458	$—	$10,458
Deferred revenue and accrued expenses	1	13	55	683	—	752
Short-term debt and current portion of long-term debt	300	609	—	79	—	988
Other current liabilities	15	38	23	534	(7)	603
Amounts due to group undertakings	—	4,141	1,545	1,502	(7,188)	—
Total current liabilities	316	4,801	1,623	13,256	(7,195)	12,801
Long-term debt	495	1,203	580	—	—	2,278
Liability for pension benefits	—	—	—	279	—	279
Deferred tax liabilities	—	1	—	239	—	240
Provision for liabilities	—	—	—	295	—	295
Investments in subsidiaries	387	—	—	—	(387)	—
Other non-current liabilities	—	21	15	497	—	533
Non-current amounts due to group undertakings	—	—	518	785	(1,303)	—
Total non-current liabilities	882	1,225	1,113	2,095	(1,690)	3,625
TOTAL LIABILITIES	1,198	6,026	2,736	15,351	(8,885)	16,426
REDEEMABLE NONCONTROLLING INTEREST	—	—	—	53	—	53
EQUITY
Total Willis Towers Watson shareholders’ equity	2,229	(534)	(235)	4,422	(3,653)	2,229
Noncontrolling interests	—	—	—	131	—	131
Total equity	2,229	(534)	(235)	4,553	(3,653)	2,360
TOTAL LIABILITIES AND EQUITY	$3,427	$5,492	$2,501	$19,957	$(12,538)	$18,839

Unaudited Condensed Consolidated Statement of Cash Flows

	Six Months Ended June 30, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
NET CASH FROM/(USED IN) OPERATING ACTIVITIES	$42	$(418)	$(187)	$991	$(1)	$427
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	(9)	(5)	(78)	—	(92)
Capitalized software costs	—	—	—	(42)	—	(42)
Acquisitions of operations, net of cash acquired	—	—	—	419	—	419
Redemptions of held-to-maturity investments	—	—	—	11	—	11
Sales and redemptions of available for sale securities	—	—	—	11	—	11
Other, net	—	—	—	1	—	1
Repayments of intercompany investing activities	(4,268)	(3,696)	—	(696)	8,660	—
Reduction in investment in subsidiaries	4,600	3,600	—	—	(8,200)	—
Additional investment in subsidiaries	—	(4,600)	—	(3,600)	8,200	—
Net cash from/(used in) investing activities	$332	$(4,705)	$(5)	$(3,974)	$8,660	$308
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net (payments on)/draw down of revolving credit facility	—	(393)	—	—	—	(393)
Senior notes issued	—	1,606	—	—	—	1,606
Proceeds from issue of other debt	—	400	—	4	—	404
Debt issuance costs	—	(14)	—	—	—	(14)
Repayments of debt	(300)	(1,026)	—	(500)	—	(1,826)
Repurchase of shares	(38)	—	—	—	—	(38)
Proceeds from issuance of shares and excess tax benefit	28	—	—	—	—	28
Dividends paid	(67)	—	—	(1)	1	(67)
Acquisitions of and dividends paid to noncontrolling interests	—	—	—	(15)	—	(15)
Proceeds from intercompany financing activities	—	4,611	192	3,857	(8,660)	—
Net cash (used in)/from financing activities	$(377)	$5,184	$192	$3,345	$(8,659)	$(315)
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(3)	61	—	362	—	420
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(3)	—	(3)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3	2	—	527	—	532
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$63	$—	$886	$—	$949

Unaudited Condensed Consolidated Statement of Cash Flows

	Six Months Ended June 30, 2015
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
NET CASH (USED IN)/FROM OPERATING ACTIVITIES	$(4)	$62	$17	$(68)	$—	$7
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	(4)	(5)	(38)	—	(47)
Acquisitions of operations, net of cash acquired	—	—	—	(228)	—	(228)
Other, net	—	—	—	27	—	27
Proceeds from intercompany investing activities	105	49	—	153	(307)	—
Repayments of intercompany investing activities	—	(72)	(14)	(218)	304	—
Additional investment in subsidiaries	—	(274)	—	—	274	—
Net cash from/(used in) investing activities	$105	$(301)	$(19)	$(304)	$271	$(248)
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net (payments on)/draw down of revolving credit facility	—	220	—	—	—	220
Debt issuance costs	—	—	—	(1)	—	(1)
Repayments of debt	—	(8)	—	—	—	(8)
Repurchase of shares	(79)	—	—	—	—	(79)
Proceeds from issuance of shares and excess tax benefit	84	—	—	279	(274)	89
Dividends paid	(109)	—	—	—	—	(109)
Acquisitions of and dividends paid to noncontrolling interests	—	—	—	(8)	—	(8)
Proceeds from intercompany financing activities	—	216	2	86	(304)	—
Repayments of intercompany financing activities	—	(189)	—	(118)	307	—
Net cash (used in)/from financing activities	$(104)	$239	$2	$238	$(271)	$104
DECREASE IN CASH AND CASH EQUIVALENTS	(3)	—	—	(134)	—	(137)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(15)	—	(15)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9	2	—	624	—	635
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6	$2	$—	$475	$—	$483

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
The equity method has been used for investments in subsidiaries in the condensed consolidating balance sheets as of June 30, 2016 of Willis Towers Watson and the Guarantors.
The entities included in the Other Guarantors column as of June 30, 2016 are Willis Towers Watson Sub Holdings Limited, Willis Netherlands Holdings B.V., Willis Investment U.K. Holdings Limited, TA I Limited, WTW Bermuda Holdings Ltd., Trinity Acquisition plc (formerly Trinity Acquisition Limited), Willis Group Limited and Willis North America Inc.

Unaudited Condensed Consolidated Statement of Operations

	Three Months Ended June 30, 2016
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$4	$1,890	$—	$1,894
Interest and other income	—	1	54	—	55
Total revenues	—	5	1,944	—	1,949
Costs of providing services
Salaries and benefits	(1)	(11)	(1,189)	—	(1,201)
Other operating expenses	(2)	(36)	(335)	—	(373)
Depreciation	—	(4)	(40)	—	(44)
Amortization	—	—	(125)	—	(125)
Restructuring costs	—	(14)	(27)	—	(41)
Integration expenses	1	(4)	(26)	—	(29)
Total costs of providing services	(2)	(69)	(1,742)	—	(1,813)
(Loss) Income from operations	(2)	(64)	202	—	136
Income from Group undertakings	—	155	40	(195)	—
Expenses due to Group undertakings	—	(42)	(153)	195	—
Interest expense	(6)	(35)	(6)	—	(47)
Other income/(expense), net	—	2	4	—	6
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(8)	16	87	—	95
Benefit/(provision) for income taxes	—	13	(32)	—	(19)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(8)	29	55	—	76
Interest in (loss)/earnings of associates, net of tax	—	—	—	—	—
Equity account for subsidiaries	80	28	—	(108)	—
NET INCOME	72	57	55	(108)	76
Income attributable to non-controlling interests	—	—	(4)	—	(4)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$72	$57	$51	$(108)	$72

Unaudited Condensed Consolidated Statement of Comprehensive Income

	Three Months Ended June 30, 2016
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
Comprehensive (loss)/income before non-controlling interests	$(56)	$(70)	$(62)	$126	$(62)
Less: Comprehensive loss/(income) attributable to non-controlling interest	—	—	6	—	6
Comprehensive (loss)/income attributable to Willis Towers Watson	$(56)	$(70)	$(56)	$126	$(56)

Unaudited Condensed Consolidated Statement of Operations

	Three Months Ended June 30, 2015
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$—	$917	$—	$917
Interest and other income	—	—	5	—	5
Total revenues	—	—	922	—	922
Costs of providing services
Salaries and benefits	(1)	(22)	(538)	—	(561)
Other operating expenses	—	(50)	(129)	—	(179)
Depreciation	—	(6)	(17)	—	(23)
Amortization	—	—	(16)	—	(16)
Restructuring costs	—	(8)	(30)	—	(38)
Total costs of providing services	(1)	(86)	(730)	—	(817)
(Loss) Income from operations	(1)	(86)	192	—	105
Income from Group undertakings	—	84	24	(108)	—
Expenses due to Group undertakings	—	(24)	(84)	108	—
Interest expense	(10)	(20)	(5)	—	(35)
Other income/(expense), net	4	(6)	25	—	23
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(7)	(52)	152	—	93
Benefit/(provision) for income taxes	—	25	(44)	—	(19)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(7)	(27)	108	—	74
Interest in earnings/(loss) of associates, net of tax	—	2	(4)	—	(2)
Equity account for subsidiaries	77	100	—	(177)	—
NET INCOME	70	75	104	(177)	72
Income attributable to non-controlling interests	—	—	(2)	—	(2)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$70	$75	$102	$(177)	$70

Unaudited Condensed Consolidated Statement of Comprehensive Income

	Three Months Ended June 30, 2015
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
Comprehensive income/(loss) before non-controlling interests	$150	$154	$176	$(324)	$156
Less: Comprehensive (income)/loss attributable to non-controlling interest	—	—	(6)	—	(6)
Comprehensive income/(loss) attributable to Willis Towers Watson	$150	$154	$170	$(324)	$150

Unaudited Condensed Consolidated Statement of Operations

	Six Months Ended June 30, 2016
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$11	$4,102	$—	$4,113
Interest and other income	—	1	69	—	70
Total revenues	—	12	4,171	—	4,183
Costs of providing services
Salaries and benefits	(1)	(25)	(2,371)	—	(2,397)
Other operating expenses	(3)	(129)	(672)	—	(804)
Depreciation	—	(9)	(78)	—	(87)
Amortization	—	—	(286)	—	(286)
Restructuring costs	—	(27)	(39)	—	(66)
Integration expenses	—	(22)	(59)	—	(81)
Total costs of providing services	(4)	(212)	(3,505)	—	(3,721)
(Loss) Income from operations	(4)	(200)	666	—	462
Income from Group undertakings	—	302	70	(372)	—
Expenses due to Group undertakings	—	(71)	(301)	372	—
Interest expense	(17)	(62)	(14)	—	(93)
Other (expense)/income, net	(1)	2	(13)	—	(12)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(22)	(29)	408	—	357
Benefit/(provision) for income taxes	—	54	(91)	—	(37)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(22)	25	317	—	320
Interest in earnings/(loss) of associates, net of tax	—	—	1	—	1
Equity account for subsidiaries	332	282	—	(614)	—
NET INCOME	310	307	318	(614)	321
Income attributable to non-controlling interests	—	—	(11)	—	(11)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$310	$307	$307	$(614)	$310

Unaudited Condensed Consolidated Statement of Comprehensive Income

	Six Months Ended June 30, 2016
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
Comprehensive (loss)/income before non-controlling interests	$166	$162	$179	$(338)	$169
Less: Comprehensive (income)/loss attributable to non-controlling interest	—	—	(3)	—	(3)
Comprehensive (loss)/income attributable to Willis Towers Watson	$166	$162	$176	$(338)	$166

Unaudited Condensed Consolidated Statement of Operations

	Six Months Ended June 30, 2015
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$4	$1,994	$—	$1,998
Interest and other income	—	—	11	—	11
Total revenues	—	4	2,005	—	2,009
Costs of providing services
Salaries and benefits	(1)	(42)	(1,085)	—	(1,128)
Other operating expenses	(9)	(66)	(264)	—	(339)
Depreciation	—	(11)	(34)	—	(45)
Amortization	—	—	(30)	—	(30)
Restructuring costs	—	(27)	(42)	—	(69)
Total costs of providing services	(10)	(146)	(1,455)	—	(1,611)
(Loss) Income from operations	(10)	(142)	550	—	398
Income from Group undertakings	—	167	49	(216)	—
Expenses due to Group undertakings	—	(49)	(167)	216	—
Interest expense	(21)	(40)	(7)	—	(68)
Other (expense)/income, net	(8)	—	24	1	17
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(39)	(64)	449	1	347
Benefit/(provision) for income taxes	—	39	(114)	—	(75)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(39)	(25)	335	1	272
Interest in earnings/(loss) of associates, net of tax	—	4	10	—	14
Equity account for subsidiaries	319	333	—	(652)	—
NET INCOME	280	312	345	(651)	286
Income attributable to non-controlling interests	—	—	(6)	—	(6)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$280	$312	$339	$(651)	$280

Unaudited Condensed Consolidated Statement of Comprehensive Income

	Six Months Ended June 30, 2015
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
Comprehensive income/(loss) before non-controlling interests	$474	$508	$546	$(1,051)	$477
Less: Comprehensive (income)/loss attributable to non-controlling interest	—	—	(3)	—	(3)
Comprehensive income/(loss) attributable to Willis Towers Watson	$474	$508	$543	$(1,051)	$474

Unaudited Condensed Consolidated Balance Sheet

	As of June 30, 2016
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
ASSETS
Cash and cash equivalents	$—	$63	$886	$—	$949
Fiduciary assets	—	—	11,767	—	11,767
Accounts receivable, net	—	4	2,183	—	2,187
Prepaid and other current assets	—	85	280	(38)	327
Amounts due from group undertakings	7,700	4,695	1,922	(14,317)	—
Total current assets	7,700	4,847	17,038	(14,355)	15,230
Investments in subsidiaries	3,951	9,588	—	(13,539)	—
Fixed assets, net	—	64	730	—	794
Goodwill	—	—	10,527	—	10,527
Other intangible assets, net	—	—	4,713	—	4,713
Pension benefits assets	—	—	815	—	815
Other non-current assets	—	58	275	(3)	330
Non-current amounts due from group undertakings	—	1,729	—	(1,729)	—
Total non-current assets	3,951	11,439	17,060	(15,271)	17,179
TOTAL ASSETS	$11,651	$16,286	$34,098	$(29,626)	$32,409
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$11,767	$—	$11,767
Deferred revenue and accrued expenses	1	34	1,186	—	1,221
Short-term debt and current portion of long-term debt	—	416	112	—	528
Other current liabilities	75	94	770	(38)	901
Amounts due to group undertakings	30	8,689	5,598	(14,317)	—
Total current liabilities	106	9,233	19,433	(14,355)	14,417
Long-term debt	495	2,575	211	—	3,281
Liability for pension benefits	—	—	1,160	—	1,160
Deferred tax liabilities	—	1	1,158	(3)	1,156
Provision for liabilities	—	120	474	—	594
Other non-current liabilities	—	61	500	—	561
Non-current amounts due to group undertakings	—	519	1,210	(1,729)	—
Total non-current liabilities	495	3,276	4,713	(1,732)	6,752
TOTAL LIABILITIES	601	12,509	24,146	(16,087)	21,169
REDEEMABLE NONCONTROLLING INTEREST	—	—	52	—	52
EQUITY
Total Willis Towers Watson shareholders’ equity	11,050	3,777	9,762	(13,539)	11,050
Noncontrolling interests	—	—	138	—	138
Total equity	11,050	3,777	9,900	(13,539)	11,188
TOTAL LIABILITIES AND EQUITY	$11,651	$16,286	$34,098	$(29,626)	$32,409

Unaudited Condensed Consolidated Balance Sheet

	As of December 31, 2015
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
ASSETS
Cash and cash equivalents	$3	$2	$527	$—	$532
Fiduciary assets	—	—	10,458	—	10,458
Accounts receivable, net	—	7	1,251	—	1,258
Prepaid and other current assets	1	67	194	(7)	255
Amounts due from group undertakings	3,423	1,257	1,259	(5,939)	—
Total current assets	3,427	1,333	13,689	(5,946)	12,503
Investments in subsidiaries	—	4,275	—	(4,275)	—
Fixed assets, net	—	58	505	—	563
Goodwill	—	—	3,737	—	3,737
Other intangible assets, net	—	—	1,115	—	1,115
Pension benefits assets	—	—	623	—	623
Other non-current assets	—	10	288	—	298
Non-current amounts due from group undertakings	—	785	—	(785)	—
Total non-current assets	—	5,128	6,268	(5,060)	6,336
TOTAL ASSETS	$3,427	$6,461	$19,957	$(11,006)	$18,839
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$10,458	$—	$10,458
Deferred revenue and accrued expenses	1	68	683	—	752
Short-term debt and current portion of long-term debt	300	609	79	—	988
Other current liabilities	15	61	534	(7)	603
Amounts due to group undertakings	—	4,437	1,502	(5,939)	—
Total current liabilities	316	5,175	13,256	(5,946)	12,801
Investments in subsidiaries	387	—	—	(387)	—
Long-term debt	495	1,783	—	—	2,278
Liability for pension benefits	—	—	279	—	279
Deferred tax liabilities	—	1	239	—	240
Provision for liabilities	—	—	295	—	295
Other non-current liabilities	—	36	497	—	533
Non-current amounts due to group undertakings	—	—	785	(785)	—
Total non-current liabilities	882	1,820	2,095	(1,172)	3,625
TOTAL LIABILITIES	1,198	6,995	15,351	(7,118)	16,426
REDEEMABLE NONCONTROLLING INTEREST	—	—	53	—	53
EQUITY
Total Willis Towers Watson shareholders’ equity	2,229	(534)	4,422	(3,888)	2,229
Noncontrolling interests	—	—	131	—	131
Total equity	2,229	(534)	4,553	(3,888)	2,360
TOTAL LIABILITIES AND EQUITY	$3,427	$6,461	$19,957	$(11,006)	$18,839

Unaudited Condensed Consolidated Statement of Cash Flows

	Six Months Ended June 30, 2016
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
NET CASH FROM/(USED IN) OPERATING ACTIVITIES	$42	$(605)	$991	$(1)	$427
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	(14)	(78)	—	(92)
Capitalized software costs	—	—	(42)	—	(42)
Acquisitions of operations, net of cash acquired	—	—	419	—	419
Redemptions of held-to-maturity investments	—	—	11	—	11
Sales and redemptions of available for sale securities	—	—	11	—	11
Other, net	—	—	1	—	1
Repayments of intercompany investing activities	(4,268)	(3,696)	(696)	8,660	—
Reduction in investment in subsidiaries	4,600	3,600	—	(8,200)	—
Additional investment in subsidiaries	—	(4,600)	(3,600)	8,200	—
Net cash from/(used in) investing activities	$332	$(4,710)	$(3,974)	$8,660	$308
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net (payments on)/draw down of revolving credit facility	—	(393)	—	—	(393)
Senior notes issued	—	1,606	—	—	1,606
Proceeds from issue of other debt	—	400	4	—	404
Debt issuance costs	—	(14)	—	—	(14)
Repayments of debt	(300)	(1,026)	(500)	—	(1,826)
Repurchase of shares	(38)	—	—	—	(38)
Proceeds from issuance of shares and excess tax benefit	28	—	—	—	28
Dividends paid	(67)	—	(1)	1	(67)
Acquisitions of and dividends paid to noncontrolling interests	—	—	(15)	—	(15)
Proceeds from intercompany financing activities	—	4,803	3,857	(8,660)	—
Net cash (used in)/from financing activities	$(377)	$5,376	$3,345	$(8,659)	$(315)
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(3)	61	362	—	420
Effect of exchange rate changes on cash and cash equivalents	—	—	(3)	—	(3)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3	2	527	—	532
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$63	$886	$—	$949

Unaudited Condensed Consolidated Statement of Cash Flows

	Six Months Ended June 30, 2015
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
NET CASH (USED IN)/FROM OPERATING ACTIVITIES	$(4)	$79	$(68)	$—	$7
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	(9)	(38)	—	(47)
Acquisitions of operations, net of cash acquired	—	—	(228)	—	(228)
Other, net	—	—	27	—	27
Proceeds from intercompany investing activities	105	49	153	(307)	—
Repayments of intercompany investing activities	—	(86)	(218)	304	—
Additional investment in subsidiaries	—	(274)	—	274	—
Net cash from/(used in) investing activities	$105	$(320)	$(304)	$271	$(248)
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net (payments on)/draw down of revolving credit facility	—	220	—	—	220
Debt issuance costs	—	—	(1)	—	(1)
Repayments of debt	—	(8)	—	—	(8)
Repurchase of shares	(79)	—	—	—	(79)
Proceeds from issuance of shares and excess tax benefit	84	—	279	(274)	89
Dividends paid	(109)	—	—	—	(109)
Acquisitions of and dividends paid to noncontrolling interests	—	—	(8)	—	(8)
Proceeds from intercompany financing activities	—	218	86	(304)	—
Repayments of intercompany financing activities	—	(189)	(118)	307	—
Net cash (used in)/from financing activities	$(104)	$241	$238	$(271)	$104
DECREASE IN CASH AND CASH EQUIVALENTS	(3)	—	(134)	—	(137)
Effect of exchange rate changes on cash and cash equivalents	—	—	(15)	—	(15)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9	2	624	—	635
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6	$2	$475	$—	$483

Note 19 — Financial Information for Issuer, Parent Guarantor, Other Guarantor Subsidiaries and Non-Guarantor Subsidiaries
Trinity Acquisition plc (formerly Trinity Acquisition Limited) has $2.1 billion of senior notes outstanding, of which $525 million were issued on August 15, 2013, $1.0 billion were issued on March 15, 2016 and €540 million ($609 million) were issued on May 26, 2016.
All direct obligations under the senior notes were jointly and severally, irrevocably and fully and unconditionally guaranteed by Willis Netherlands Holdings B.V., Willis Investment U.K. Holdings Limited, TA I Limited, Willis Group Limited and Willis North America Inc., and additionally, effective from March 9, 2016, Willis Towers Watson Sub Holdings Limited and WTW Bermuda Holdings Ltd., collectively the ‘Other Guarantors’, and with Willis Towers Watson, the ‘Guarantor Companies’.
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
The equity method has been used for investments in subsidiaries in the condensed consolidating balance sheets as of June 30, 2016 of Willis Towers Watson, the Other Guarantors and the Issuer.
The entities included in the Other Guarantors column as of June 30, 2016 are Willis Towers Watson Sub Holdings Limited, Willis Netherlands Holdings B.V., Willis Investment U.K. Holdings Limited, Willis North America Inc., TA I Limited, WTW Bermuda Holdings Ltd. and Willis Group Limited.

Unaudited Condensed Consolidated Statement of Operations

	Three Months Ended June 30, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$4	$—	$1,890	$—	$1,894
Interest and other income	—	1	—	54	—	55
Total revenues	—	5	—	1,944	—	1,949
Costs of providing services
Salaries and benefits	(1)	(11)	—	(1,189)	—	(1,201)
Other operating expenses	(2)	(36)	—	(335)	—	(373)
Depreciation	—	(4)	—	(40)	—	(44)
Amortization	—	—	—	(125)	—	(125)
Restructuring costs	—	(14)	—	(27)	—	(41)
Integration expenses	1	(4)	—	(26)	—	(29)
Total costs of providing services	(2)	(69)	—	(1,742)	—	(1,813)
(Loss) Income from operations	(2)	(64)	—	202	—	136
Income from Group undertakings	—	150	33	40	(223)	—
Expenses due to Group undertakings	—	(64)	(6)	(153)	223	—
Interest expense	(6)	(9)	(26)	(6)	—	(47)
Other income/(expense), net	—	2	—	4	—	6
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(8)	15	1	87	—	95
Benefit/(provision) for income taxes	—	13	—	(32)	—	(19)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(8)	28	1	55	—	76
Interest in (loss)/earnings of associates, net of tax	—	—	—	—	—	—
Equity account for subsidiaries	80	29	(62)	—	(47)	—
NET INCOME (LOSS)	72	57	(61)	55	(47)	76
Income attributable to non-controlling interests	—	—	—	(4)	—	(4)
NET INCOME (LOSS) ATTRIBUTABLE TO WILLIS TOWERS WATSON	$72	$57	$(61)	$51	$(47)	$72

Unaudited Condensed Consolidated Statement of Comprehensive Income

	Three Months Ended June 30, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Comprehensive (loss)/income before non-controlling interests	$(56)	$(70)	$(105)	$(62)	$231	$(62)
Less: Comprehensive loss/(income) attributable to non-controlling interest	—	—	—	6	—	6
Comprehensive (loss)/income attributable to Willis Towers Watson	$(56)	$(70)	$(105)	$(56)	$231	$(56)

Unaudited Condensed Consolidated Statement of Operations

	Three Months Ended June 30, 2015
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$—	$—	$917	$—	$917
Interest and other income	—	—	—	5	—	5
Total revenues	—	—	—	922	—	922
Costs of providing services
Salaries and benefits	(1)	(22)	—	(538)	—	(561)
Other operating expenses	—	(50)	—	(129)	—	(179)
Depreciation	—	(6)	—	(17)	—	(23)
Amortization	—	—	—	(16)	—	(16)
Restructuring costs	—	(8)	—	(30)	—	(38)
Integration expenses	—	—	—	—	—	—
Total costs of providing services	(1)	(86)	—	(730)	—	(817)
(Loss) Income from operations	(1)	(86)	—	192	—	105
Income from Group undertakings	—	90	23	24	(137)	—
Expenses due to Group undertakings	—	(46)	(7)	(84)	137	—
Interest expense	(10)	(10)	(10)	(5)	—	(35)
Other income/(expense), net	4	(6)	—	25	—	23
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(7)	(58)	6	152	—	93
Benefit/(provision) for income taxes	—	27	(2)	(44)	—	(19)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(7)	(31)	4	108	—	74
Interest in earnings/(loss) of associates, net of tax	—	2	—	(4)	—	(2)
Equity account for subsidiaries	77	104	52	—	(233)	—
NET INCOME	70	75	56	104	(233)	72
Income attributable to non-controlling interests	—	—	—	(2)	—	(2)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$70	$75	$56	$102	$(233)	$70

Unaudited Condensed Consolidated Statement of Comprehensive Income

	Three Months Ended June 30, 2015
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Comprehensive income/(loss) before non-controlling interests	$150	$154	$127	$176	$(451)	$156
Less: Comprehensive (income)/loss attributable to non-controlling interest	—	—	—	(6)	—	(6)
Comprehensive income/(loss) attributable to Willis Towers Watson	$150	$154	$127	$170	$(451)	$150

Unaudited Condensed Consolidated Statement of Operations

	Six Months Ended June 30, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$11	$—	$4,102	$—	$4,113
Interest and other income	—	1	—	69	—	70
Total revenues	—	12	—	4,171	—	4,183
Costs of providing services
Salaries and benefits	(1)	(25)	—	(2,371)	—	(2,397)
Other operating expenses	(3)	(129)	—	(672)	—	(804)
Depreciation	—	(9)	—	(78)	—	(87)
Amortization	—	—	—	(286)	—	(286)
Restructuring costs	—	(27)	—	(39)	—	(66)
Integration expenses	—	(22)	—	(59)	—	(81)
Total costs of providing services	(4)	(212)	—	(3,505)	—	(3,721)
(Loss) Income from operations	(4)	(200)	—	666	—	462
Income from Group undertakings	—	296	64	70	(430)	—
Expenses due to Group undertakings	—	(116)	(13)	(301)	430	—
Interest expense	(17)	(18)	(44)	(14)	—	(93)
Other (expense)/income, net	(1)	2	—	(13)	—	(12)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(22)	(36)	7	408	—	357
Benefit/(provision) for income taxes	—	55	(1)	(91)	—	(37)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(22)	19	6	317	—	320
Interest in earnings/(loss) of associates, net of tax	—	—	—	1	—	1
Equity account for subsidiaries	332	288	112	—	(732)	—
NET INCOME	310	307	118	318	(732)	321
Income attributable to non-controlling interests	—	—	—	(11)	—	(11)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$310	$307	$118	$307	$(732)	$310

Unaudited Condensed Consolidated Statement of Comprehensive Income

	Six Months Ended June 30, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Comprehensive income/(loss) before non-controlling interests	$166	$162	$56	$179	$(394)	$169
Less: Comprehensive (income)/loss attributable to non-controlling interest	—	—	—	(3)	—	(3)
Comprehensive income/(loss) attributable to Willis Towers Watson	$166	$162	$56	$176	$(394)	$166

Unaudited Condensed Consolidated Statement of Operations

	Six Months Ended June 30, 2015
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$4	$—	$1,994	$—	$1,998
Interest and other income	—	—	—	11	—	11
Total revenues	—	4	—	2,005	—	2,009
Costs of providing services
Salaries and benefits	(1)	(42)	—	(1,085)	—	(1,128)
Other operating expenses	(9)	(66)	—	(264)	—	(339)
Depreciation	—	(11)	—	(34)	—	(45)
Amortization	—	—	—	(30)	—	(30)
Restructuring costs	—	(27)	—	(42)	—	(69)
Integration expenses	—	—	—	—	—	—
Total costs of providing services	(10)	(146)	—	(1,455)	—	(1,611)
(Loss) Income from operations	(10)	(142)	—	550	—	398
Income from Group undertakings	—	180	45	49	(274)	—
Expenses due to Group undertakings	—	(93)	(14)	(167)	274	—
Interest expense	(21)	(21)	(19)	(7)	—	(68)
Other (expense)/income, net	(8)	—	—	24	1	17
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(39)	(76)	12	449	1	347
Benefit/(provision) for income taxes	—	42	(3)	(114)	—	(75)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(39)	(34)	9	335	1	272
Interest in earnings/(loss) of associates, net of tax	—	4	—	10	—	14
Equity account for subsidiaries	319	342	261	—	(922)	—
NET INCOME	280	312	270	345	(921)	286
Income attributable to non-controlling interests	—	—	—	(6)	—	(6)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$280	$312	$270	$339	$(921)	$280

Unaudited Condensed Consolidated Statement of Comprehensive Income

	Six Months Ended June 30, 2015
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Comprehensive income/(loss) before non-controlling interests	$474	$508	$474	$546	$(1,525)	$477
Less: Comprehensive (income)/loss attributable to non-controlling interest	—	—	—	(3)	—	(3)
Comprehensive income/(loss) attributable to Willis Towers Watson	$474	$508	$474	$543	$(1,525)	$474

Unaudited Condensed Consolidated Balance Sheet

	As of June 30, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
ASSETS
Cash and cash equivalents	$—	$63	$—	$886	$—	$949
Fiduciary assets	—	—	—	11,767	—	11,767
Accounts receivable, net	—	4	—	2,183	—	2,187
Prepaid and other current assets	—	90	1	280	(44)	327
Amounts due from group undertakings	7,700	4,261	1,748	1,922	(15,631)	—
Total current assets	7,700	4,418	1,749	17,038	(15,675)	15,230
Investments in subsidiaries	3,951	9,389	8,250	—	(21,590)	—
Fixed assets, net	—	64	—	730	—	794
Goodwill	—	—	—	10,527	—	10,527
Other intangible assets, net	—	—	—	4,713	—	4,713
Pension benefits assets	—	—	—	815	—	815
Other non-current assets	—	57	1	275	(3)	330
Non-current amounts due from group undertakings	—	1,233	918	—	(2,151)	—
Total non-current assets	3,951	10,743	9,169	17,060	(23,744)	17,179
TOTAL ASSETS	$11,651	$15,161	$10,918	$34,098	$(39,419)	$32,409
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$—	$11,767	$—	$11,767
Deferred revenue and accrued expenses	1	31	3	1,186	—	1,221
Short-term debt and current portion of long-term debt	—	394	22	112	—	528
Other current liabilities	75	70	30	770	(44)	901
Amounts due to group undertakings	30	10,003	—	5,598	(15,631)	—
Total current liabilities	106	10,498	55	19,433	(15,675)	14,417
Long-term debt	495	186	2,389	211	—	3,281
Liability for pension benefits	—	—	—	1,160	—	1,160
Deferred tax liabilities	—	1	—	1,158	(3)	1,156
Provision for liabilities	—	120	—	474	—	594
Other non-current liabilities	—	61	—	500	—	561
Non-current amounts due to group undertakings	—	518	423	1,210	(2,151)	—
Total non-current liabilities	495	886	2,812	4,713	(2,154)	6,752
TOTAL LIABILITIES	601	11,384	2,867	24,146	(17,829)	21,169
REDEEMABLE NONCONTROLLING INTEREST	—	—	—	52	—	52
EQUITY
Total Willis Towers Watson shareholders’ equity	11,050	3,777	8,051	9,762	(21,590)	11,050
Noncontrolling interests	—	—	—	138	—	138
Total equity	11,050	3,777	8,051	9,900	(21,590)	11,188
TOTAL LIABILITIES AND EQUITY	$11,651	$15,161	$10,918	$34,098	$(39,419)	$32,409

Unaudited Condensed Consolidated Balance Sheet

	As of December 31, 2015
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
ASSETS
Cash and cash equivalents	$3	$2	$—	$527	$—	$532
Fiduciary assets	—	—	—	10,458	—	10,458
Accounts receivable, net	—	7	—	1,251	—	1,258
Prepaid and other current assets	1	72	—	194	(12)	255
Amounts due from group undertakings	3,423	951	1,538	1,259	(7,171)	—
Total current assets	3,427	1,032	1,538	13,689	(7,183)	12,503
Investments in subsidiaries	—	4,069	3,092	—	(7,161)	—
Fixed assets, net	—	58	—	505	—	563
Goodwill	—	—	—	3,737	—	3,737
Other intangible assets, net	—	—	—	1,115	—	1,115
Pension benefits assets	—	—	—	623	—	623
Other non-current assets	—	9	1	288	—	298
Non-current amounts due from group undertakings	—	785	518	—	(1,303)	—
Total non-current assets	—	4,921	3,611	6,268	(8,464)	6,336
TOTAL ASSETS	$3,427	$5,953	$5,149	$19,957	$(15,647)	$18,839
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$—	$10,458	$—	$10,458
Deferred revenue and accrued expenses	1	68	—	683	—	752
Short-term debt and current portion of long-term debt	300	—	609	79	—	988
Other current liabilities	15	50	16	534	(12)	603
Amounts due to group undertakings	—	5,234	435	1,502	(7,171)	—
Total current liabilities	316	5,352	1,060	13,256	(7,183)	12,801
Investment in subsidiaries	387	—	—	—	(387)	—
Long-term debt	495	580	1,203	—	—	2,278
Liability for pension benefits	—	—	—	279	—	279
Deferred tax liabilities	—	1	—	239	—	240
Provision for liabilities	—	—	—	295	—	295
Other non-current liabilities	—	36	—	497	—	533
Non-current amounts due to group undertakings	—	518	—	785	(1,303)	—
Total non-current liabilities	882	1,135	1,203	2,095	(1,690)	3,625
TOTAL LIABILITIES	1,198	6,487	2,263	15,351	(8,873)	16,426
REDEEMABLE NONCONTROLLING INTEREST	—	—	—	53	—	53
EQUITY
Total Willis Towers Watson shareholders’ equity	2,229	(534)	2,886	4,422	(6,774)	2,229
Noncontrolling interests	—	—	—	131	—	131
Total equity	2,229	(534)	2,886	4,553	(6,774)	2,360
TOTAL LIABILITIES AND EQUITY	$3,427	$5,953	$5,149	$19,957	$(15,647)	$18,839

Unaudited Condensed Consolidated Statement of Cash Flows

	Six Months Ended June 30, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
NET CASH FROM/(USED IN) OPERATING ACTIVITIES	$42	$(228)	$(377)	$991	$(1)	$427
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	(14)	—	(78)	—	(92)
Capitalized software costs	—	—	—	(42)	—	(42)
Acquisitions of operations, net of cash acquired	—	—	—	419	—	419
Redemptions of held-to-maturity investments	—	—	—	11	—	11
Sales and redemptions of available for sale securities	—	—	—	11	—	11
Other, net	—	—	—	1	—	1
Proceeds from intercompany investing activities	—	12	—	—	(12)	—
Repayments of intercompany investing activities	(4,268)	(3,512)	(184)	(696)	8,660	—
Reduction in investment in subsidiaries	4,600	3,600	—	—	(8,200)	—
Additional investment in subsidiaries	—	(4,600)	—	(3,600)	8,200	—
Net cash from/(used in) investing activities	$332	$(4,514)	$(184)	$(3,974)	$8,648	$308
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net (payments on)/draw down of revolving credit facility	—	—	(393)	—	—	(393)
Senior notes issued	—	—	1,606	—	—	1,606
Proceeds from issue of other debt	—	—	400	4	—	404
Debt issuance costs	—	—	(14)	—	—	(14)
Repayments of debt	(300)	—	(1,026)	(500)	—	(1,826)
Repurchase of shares	(38)	—	—	—	—	(38)
Proceeds from issuance of shares and excess tax benefit	28	—	—	—	—	28
Dividends paid	(67)	—	—	(1)	1	(67)
Acquisitions of and dividends paid to noncontrolling interests	—	—	—	(15)	—	(15)
Proceeds from intercompany financing activities	—	4,803	—	3,857	(8,660)	—
Repayments of intercompany financing activities	—	—	(12)	—	12	—
Net cash (used in)/from financing activities	$(377)	$4,803	$561	$3,345	$(8,647)	$(315)
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(3)	61	—	362	—	420
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(3)	—	(3)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3	2	—	527	—	532
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$63	$—	$886	$—	$949

Unaudited Condensed Consolidated Statement of Cash Flows

	Six Months Ended June 30, 2015
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
NET CASH (USED IN)/FROM OPERATING ACTIVITIES	$(4)	$70	$9	$(68)	$—	$7
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	(9)	—	(38)	—	(47)
Acquisitions of operations, net of cash acquired	—	—	—	(228)	—	(228)
Other, net	—	—	—	27	—	27
Proceeds from intercompany investing activities	105	49	—	153	(307)	—
Repayments of intercompany investing activities	—	(14)	(72)	(218)	304	—
Additional investment in subsidiaries	—	(274)	—	—	274	—
Net cash from/(used in) investing activities	$105	$(248)	$(72)	$(304)	$271	$(248)
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net (payments on)/draw down of revolving credit facility	—	—	220	—	—	220
Debt issuance costs	—	—	—	(1)	—	(1)
Repayments of debt	—	—	(8)	—	—	(8)
Repurchase of shares	(79)	—	—	—	—	(79)
Proceeds from issuance of shares and excess tax benefit	84	—	—	279	(274)	89
Dividends paid	(109)	—	—	—	—	(109)
Acquisitions of and dividends paid to noncontrolling interests	—	—	—	(8)	—	(8)
Proceeds from intercompany financing activities	—	218	—	86	(304)	—
Repayments of intercompany financing activities	—	(40)	(149)	(118)	307	—
Net cash (used in)/from financing activities	$(104)	$178	$63	$238	$(271)	$104
DECREASE IN CASH AND CASH EQUIVALENTS	(3)	—	—	(134)	—	(137)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(15)	—	(15)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9	2	—	624	—	635
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6	$2	$—	$475	$—	$483

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
Please see ‘Non-GAAP Financial Measures’ below for further discussion of our adjusted, constant currency and organic non-GAAP financial measures.
Please see ‘Disclaimer Regarding Forward-looking Statements’ for certain cautionary information regarding forward-looking statements and a list of factors that could cause actual results to differ materially from those predicted in those statements.
Executive Overview
Business Overview
Willis Towers Watson is a global advisory, broking and solutions company that helps clients around the world turn risk into a path for growth. With roots dating to 1828, Willis Towers Watson has approximately 39,000 employees in more than 120 countries. We design and deliver solutions that manage risk, optimize benefits, cultivate talent, and expand the power of capital to protect and strengthen institutions and individuals. We believe our unique perspective allows us to see the critical intersections between talent, assets and ideas - the dynamic formula that drives business performance.
We bring together professionals from around the world - experts in their areas of specialty - to deliver the perspectives that give organizations a clear path forward. We do this by offering risk management, insurance broking, consulting, technology and solutions and private exchanges.
In our capacity as a consultant, technology and solutions provider, and private exchange company, we help our clients enhance business performance by improving their ability to attract, retain and motivate qualified employees. We focus on delivering consulting services that help organizations anticipate, identify and capitalize on emerging opportunities in human capital management as well as investment advice to help our clients develop disciplined and efficient strategies to meet their investment goals. We operate the largest private Medicare exchange in the U.S. Through this exchange, we help our clients move to a more sustainable economic model by capping and controlling the costs associated with retiree healthcare benefits.
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
Management has considered the United Kingdom’s (‘U.K.’) referendum vote on June 23, 2016 (‘Brexit’) to depart from the European Union (‘E.U.’) and the uncertainties about the near-term and longer-term effects of the U.K.’s exit from the E.U. on the Company. The vote in the U.K. to leave the E.U. could adversely affect us. The terms of the U.K. exit from the E.U., and its impact, are highly uncertain. For a further discussion of the risks of Brexit to the Company, please see Part II, Item 1A- Risk Factors. However, we currently believe that Brexit should have a modest impact on the economy.
Typically, our business benefits from regulatory change, political risk or economic uncertainty. Insurance broking generally tracks to the economy, but demand for both insurance broking and consulting services usually remains steady during times of uncertainty. We believe that the U.K. has good long-term growth opportunities and, given that, we believe the impact to Willis Towers Watson will be neutral to slightly positive over the next couple of years, with some periods of increase and decrease in that time frame. We have some businesses, such as our health and benefits and administration businesses, which can be counter cyclical during the early period of a significant economic change.
Although approximately 20% of our revenues are generated in the U.K. on an annual basis, only about 12% of revenues are denominated in Pounds sterling as much of the insurance business is transacted in U.S. dollars. Approximately 20% of our expenses are denominated in Pounds sterling, thus we generally benefit from a weakening Pound in our income from operations. However, we have a company hedging strategy for this aspect of our business, where revenues are generated in currencies different from the currency of the related expenses, which is designed to mitigate significant fluctuations in currency.
The second quarter is a seasonally weak quarter due to the seasonality of renewal periods for some lines of business, especially the business related to Gras Savoye and Miller.  Portions of the consulting and administration businesses also have weaker performance in the second quarter of the calendar year due to seasonality.
During the first half of 2016 we have noted that the complex commercial insurance market is slowing the pricing declines most buyers have enjoyed for several renewal cycles and is raising the likelihood that companies will experience some pricing increases in various commercial lines of insurance. Overall, ample capacity in the global insurance marketplace continues to impact market conditions. However, increased underwriting scrutiny combined with potential challenges stemming from the changing carrier landscape is driving movement in some lines of business.
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
See Items 1A - Risk Factors in this 10-Q and in our Annual Report on Form 10-K filed with the SEC on February 29, 2016, for a discussions of risks that may affect our ability to compete.
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
Through these strategies we aim to accelerate revenue, cash flow, earnings before interest, taxes, depreciation and amortization (‘EBITDA’) and earnings growth and generate compelling returns for investors, by delivering tangible revenue growth and capitalizing on the identified cost synergies.
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
We are continuing our integration of Legacy Willis and Legacy Towers Watson, creating a unified platform for global growth, including positioning the Company to leverage our mutual distribution strength to enhance market penetration, expand our global footprint and create a strong platform for further innovation.
During the second quarter of 2016, we began managing our business and reporting our segmental results across four integrated reportable operating segments: Human Capital and Benefits; Corporate Risk and Broking; Investment, Risk and Reinsurance; and Exchange Solutions.
As Reported Financial Information
The table below sets forth our condensed consolidated statements of operations and data as a percentage of revenue for the periods indicated.
Condensed Consolidated Statements of Operations
(Millions of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30, 2016
	2016		2015		2016		2015
Total revenues	$1,949	100%	$922	100%	$4,183	100%	$2,009	100%
Costs of providing services
Salaries and benefits	1,201	62%	561	61%	2,397	57%	1,128	56%
Other operating expenses	373	19%	179	19%	804	19%	339	17%
Depreciation	44	2%	23	2%	87	2%	45	2%
Amortization	125	6%	16	2%	286	7%	30	1%
Restructuring costs	41	2%	38	4%	66	2%	69	3%
Integration expenses	29	1%	—	—%	81	2%	—	—%
Total costs of providing services	1,813		817		3,721		1,611
Income from operations	136	7%	105	11%	462	11%	398	20%
Interest expense	47	2%	35	4%	93	2%	68	3%
Other (income)/expense, net	(6)	—%	(23)	(2)%	12	—%	(17)	(1)%
Provision for income taxes	19	1%	19	2%	37	1%	75	4%
Interest in (loss)/earnings of associates, net of tax	—	—%	(2)	—%	1	—%	14	1%
Income attributable to non-controlling interests	(4)		(2)		(11)		(6)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$72	4%	$70	8%	$310	7%	$280	14%

Diluted earnings per share	$0.51		$1.01		$2.25		$4.06
Total revenues for the three months ended June 30, 2016 were $1.9 billion, compared to $922 million for the three months ended June 30, 2015, an increase of $1.0 billion, or 111%. This growth in revenues was driven primarily by our Merger with Towers Watson and our acquisitions of Gras Savoye and Miller.
Total revenues for the six months ended June 30, 2016 were $4.2 billion, compared to $2.0 billion for the six months ended June 30, 2015, an increase of $2.2 billion, or 108%. This growth in revenues was driven primarily by our Merger with Towers Watson and our acquisitions of Gras Savoye and Miller.

Our revenues can be materially impacted by changes in currency conversions, which can fluctuate significantly over the course of a calendar year. For the three and six months ended June 30, 2016, currency translation decreased our consolidated revenue by $14 million and $48 million, respectively, on our as reported revenue. The primary currency driving the changes was the Pound sterling, which weakened against the U.S. dollar during the three and six months ended June 30, 2016.
Shown below are Willis Towers Watson’s top five markets based on percentage of consolidated revenue from the countries for which work is performed. These figures do not represent the currency of the related revenue, which is presented in the table following this one.

Six Months Ended
June 30, 2016
United States	47%
United Kingdom	24%
France	6%
Canada	3%
Germany	3%
The table below gives our revenues and expenses by transactional currency for the first half of 2016.

	U.S. dollars	Pounds sterling	Euros	Other currencies
Revenues	54%	14%	16%	16%
Expenses	47%	21%	14%	18%
The components of the change in revenue generated for the three months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,			Components of Revenue Change
	2016	2015	As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	(in millions)
Total revenues	$1,949	$922	111%	(2)%	113%	114%	(1)%
The components of the change in revenue generated for the six months ended June 30, 2016 and 2015 are as follows:

	Six Months Ended June 30,			Components of Revenue Change
	2016	2015	As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	(in millions)
Total revenues	$4,183	$2,009	108%	(3)%	111%	112%	(1)%
Definitions of Constant Currency Change and Organic Change are included in the section entitled Non-GAAP Financial Measures in this Form 10-Q.
Total costs of providing services for the three and six months ended June 30, 2016 were $1.8 billion and $3.7 billion, respectively, compared to $0.8 billion and $1.6 billion for the three and six months ended June 30, 2015, respectively. The growth in expenses was primarily driven by the Merger and our acquisitions of Gras Savoye and Miller.
Restructuring costs for the three months ended June 30, 2016 were $41 million ($37 million relating to the Operational Improvement Program and $4 million relating to the Business Restructure Program) compared to $38 million for the three months ended June 30, 2015 (relating to the Operational Improvement Program). The $3 million increase in restructuring costs for the three months ended June 30, 2016 comprised an $11 million increase in professional services and other costs, partially offset by an $8 million reduction in termination benefits. Restructuring costs for the six months ended June 30, 2016 were $66 million ($62 million relating the Operational Improvement Program and $4 million relating to the Business Restructure Program) compared to $69 million for the six months ended June 30, 2015 (relating to the Operational Improvement Program). The $3 million reduction in restructuring costs for the six months ended June 30, 2016 comprised a $16 million reduction in termination benefits, partially offset by a $13 million increase in professional services and other costs. See our discussion in the Operational Improvement Program section herein for additional details about these expenses.

Our integration expenses include fees and charges associated with our mergers and acquisitions and principally consist of integration consultants and contract termination fees, as well as legal, accounting, marketing, and information technology integration expenses. These costs also include retention and severance costs and the write-off of software development as a direct consequence of the Merger. Integration expenses for the three and six months ended June 30, 2016 were $29 million and $81 million, respectively. These expenses related primarily to the Merger ($25 million and $72 million, respectively), with the remainder relating to the integration of Gras Savoye.
Income from operations for the three months ended June 30, 2016 was $136 million compared to $105 million for the three months ended June 30, 2015, an increase of $31 million, or 30%. This growth in income from operations was primarily driven by our Merger and our acquisitions of Gras Savoye and Miller. Income from operations for the six months ended June 30, 2016 was $462 million, compared to $398 million for the six months ended June 30, 2015, an increase of $64 million, or 16%. This growth in income from operations for the first half of 2016 compared to that of 2015 was primarily driven by our Merger and our acquisitions of Gras Savoye and Miller, partially offset by the $50 million increase in the provision in relation to the Stanford Financial Group litigation during the first quarter of 2016.
Net income attributable to Willis Towers Watson for the three months ended June 30, 2016 was $72 million, an increase of $2 million compared to $70 million for the three months ended June 30, 2015. This increase was primarily driven by the increase of $31 million in income from operations, partially offset by a $12 million increase in interest expense and a $17 million decrease in other (income)/expense, net. The $17 million decrease in other (income)/expense, net, included a $12 million decrease arising from foreign currency movements. Net income attributable to Willis Towers Watson for the six months ended June 30, 2016 was $310 million, an increase of $30 million compared to $280 million for the six months ended June 30, 2015. This increase was primarily driven by the increase of $64 million in income from operations and a decrease of $38 million in the provision for income taxes, partially offset by a $25 million increase in interest expense, a $29 million decrease from other (income)/expense, net, and a $13 million decrease in interest in earnings of associates (net of tax). The $29 million decrease in other (income)/expense, net, included a $21 million decrease arising from foreign currency movements.
Supplementary Pro Forma Financial Information
To assist the reader in understanding our comparative analysis, we have included discussion and analysis of pro forma financial information for Willis Towers Watson as if the Towers Watson Merger had occurred on January 1, 2015.
The pro forma financial information for the three months ended June 30, 2015 combines: (i) the historical consolidated statement of operations of Willis for the three months ended June 30, 2015, and (ii) the historical consolidated statement of operations of Towers Watson for the fiscal year ended June 30, 2015 less the historical consolidated statement of operations of Towers Watson for the nine months ended March 31, 2015.
The pro forma financial information for the six months ended June 30, 2015 combines: (i) the historical consolidated statement of operations of Willis for the six months ended June 30, 2015, and (ii) the historical consolidated statement of operations of Towers Watson for the fiscal year ended June 30, 2015 less the historical consolidated statement of operations of Towers Watson for the six months ended December 31, 2014.
The pro forma financial information is only for Willis and Towers Watson and does not include Gras Savoye or other merger or acquisition activity on a pro forma basis.
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

Pro Forma Condensed Consolidated Statements of Operations
(Millions of U.S. dollars, except per share data)

	Three Months Ended June 30,
	2016		2015
	Willis Towers Watson		Legacy Willis		Legacy Towers Watson	Pro Forma Adjustments		Pro Forma Willis Towers Watson
Total revenues	$1,949	100%	$922		$889	$1	a, b	$1,812	100%
Costs of providing services
Salaries and benefits	1,201	62%	561		525	(6)	c, d	1,080	60%
Other operating expenses	373	19%	179		183	(3)	a, b, e	359	20%
Depreciation	44	2%	23		26	(9)	f	40	2%
Amortization	125	6%	16		16	93	g	125	7%
Restructuring costs	41	2%	38		—	—		38	2%
Integration expenses	29	1%	—		7	(7)		—	—%
Total costs of providing services	1,813	93%	817		757	68		1,642	91%
Income from operations	136	7%	105		132	(67)		170	9%
Interest expense	47	2%	35		2	3	h	40	2%
Other (income)/expense, net	(6)	—%	(23)		—	1	b	(22)	(1)%
Provision for income taxes	19	1%	19		42	(27)	i	34	2%
Add interest in earnings/(loss) of associates, net of tax	—	—%	(2)		—	—		(2)	—%
Net Income	76	4%	72		88	(44)		116	6%
Income attributable to non-controlling interests	(4)	—%	(2)		—	—		(2)	—%
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$72	4%	$70		$88	$(44)		$114	6%

Basic earnings per share (i)	$0.52		$1.03	(i)	$1.28			$0.83	j, k
Diluted earnings per share (i)	$0.51		$1.01	(i)	$1.28			$0.83	j, k
_______________________

i.
Basic and Diluted earnings per share for Legacy Willis, for the three months ended June 30, 2015, have been retroactively adjusted to reflect the reverse stock split on January 4, 2016. See Note 3 — Merger and Acquisitions for further details.

Pro Forma Adjustments
The unaudited pro forma financial information reflects the following adjustments:

a.	Intercompany trading. Adjustments to eliminate trading between Willis and Towers Watson of nil for the three months ended June 30, 2015.

b.
Conforming reclassifications and adjustments. Certain reclassifications have been made to amounts in the Towers Watson historical statement of operations to conform to Willis’ presentation, including reclassifying certain contra revenue accounts and Towers Watson’s professional and subcontracted services, occupancy and general and administrative expenses within the relevant Willis captions.

c.
Pension amortization. Adjustments to remove the net periodic benefit costs of $6 million for the three months ended June 30, 2015 associated with the amortization of net actuarial losses and prior service credits/costs for Towers Watson’s pension plans.

d.	Share-based compensation. Adjustments to recognize Towers Watson share-based payments in accordance with Willis accounting policies of nil for the three months ended June 30, 2015.

e.	Rent. Adjustment to eliminate $1 million of historical rent expense for the three months ended June 30, 2015 offset by amortization of our favorable and unfavorable lease agreements.

f.
Depreciation. Adjustment related to depreciation on internally developed software of $13 million partially offset by an increase of $4 million for the three months ended June 30, 2015 due to a preliminary increase for leasehold improvements, furniture and fixtures and computer hardware and software.

g.
Amortization. Historical amortization expense of $16 million was removed and amortization expense of $109 million has been recorded to reflect the preliminary estimated fair values of Towers Watson’s identifiable intangible assets and related amortization that management has determined based on estimates and assumptions that it considers to be reasonable. Additional information related to the intangible assets and related amortization is detailed in Note 3 — Merger and Acquisitions and Note 7 — Goodwill and Intangible Assets.

h.
Interest Expense. Net adjustments to interest expense include additional interest and amortization of related deferred debt issuance costs. $3 million was recorded for the three months ended June 30, 2015 related to borrowing under a $340 million term loan as part of the funding for the pre-Merger special dividend on December 29, 2015 and the portion of the senior notes issuance used to repay Towers Watson’s existing debt at the time of the Merger.

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

j.
Willis ordinary shares issuance. Approximately 184 million Willis ordinary shares (prior to the reverse stock split) were issued to Towers Watson stockholders as the Merger Consideration in connection with the Merger, based on Towers Watson shares of common stock outstanding as of January 4, 2016, at a per share price of $47.18, which was the closing share price on that date, for a total value of approximately $8.7 billion.

k.	Earnings per share. The pro forma consolidated basic and diluted earnings per share for the three months ended June 30, 2015 is calculated as follows:

Three Months Ended June 30, 2015
(Millions, except per share data)
Willis historic average basic shares in issue	68
Shares issued for Towers Watson (i)	69
Willis historic average basic shares in issue	137
Dilutive effect of securities	1
Diluted weighted average shares outstanding	138
Pro forma net income attributable to Willis Towers Watson	$114
Basic earnings per share	$0.83
Diluted earnings per share	$0.83
 ____________________

i.	Shares issued for Towers Watson based on approximately 69 million Towers Watson shares outstanding at January 4, 2016.

Pro Forma Condensed Consolidated Statements of Operations
(Millions of U.S. dollars, except per share data)

	Six Months Ended June 30,
	2016		2015
	Willis Towers Watson		Legacy Willis		Legacy Towers Watson	Pro Forma Adjustments		Pro Forma Willis Towers Watson
Total revenues	$4,183	100%	$2,009		$1,811	$4	a, b	$3,824	100%
Costs of providing services
Salaries and benefits	2,397	62%	1,128		1,069	(12)	c, d	2,185	57%
Other operating expenses	804	19%	339		354	(3)	a, b, e	690	18%
Depreciation	87	2%	45		52	(18)	f	79	2%
Amortization	286	6%	30		31	187	g	248	6%
Restructuring costs	66	2%	69		—	—		69	2%
Integration expenses	81	2%	—		7	(7)		—	—%
Total costs of providing services	3,721	93%	1,611		1,513	147		3,271	86%
Income from operations	462	7%	398		298	(143)		553	14%
Interest expense	93	2%	68		5	7	h	80	2%
Other expense/(income), net	12	—%	(17)		(1)	5	b	(13)	—%
Provision for income taxes	37	1%	75		101	(55)	i	121	3%
Add interest in earnings of associates, net of tax	1	—%	14		—	—		14	—%
Net Income	321	4%	286		193	(100)		379	10%
Income attributable to non-controlling interests	(11)	—%	(6)		—	—		(6)	—%
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$310	4%	$280		$193	$(100)		$373	10%

Basic earnings per share (i)	$2.26		$4.12	(i)	$2.80			$2.72	j, k
Diluted earnings per share (i)	$2.25		$4.06	(i)	$2.80			$2.70	j, k
_______________________

i.
Basic and Diluted earnings per share for Legacy Willis, for the six months ended June 30, 2015, have been retroactively adjusted to reflect the reverse stock split on January 4, 2016. See Note 3 — Merger and Acquisitions for further details.

Pro Forma Adjustments
The unaudited pro forma financial information reflects the following adjustments:

a.	Intercompany trading. Adjustments to eliminate trading between Willis and Towers Watson of $2 million for the six months ended June 30, 2015.

b.
Conforming reclassifications and adjustments. Certain reclassifications have been made to amounts in the Towers Watson historical statement of operations to conform to Willis’ presentation, including reclassifying certain contra revenue accounts and Towers Watson’s professional and subcontracted services, occupancy and general and administrative expenses within the relevant Willis captions.

c.
Pension amortization. Adjustments to remove the net periodic benefit costs of $11 million for the six months ended June 30, 2015 associated with the amortization of net actuarial losses and prior service credits/costs for Towers Watson’s pension plans.

d.	Share-based compensation. Adjustments to recognize Towers Watson share-based payments in accordance with Willis accounting policies of $1 million for the six months ended June 30, 2015.

e.	Rent. Adjustment to eliminate $3 million of historical rent expense for the six months ended June 30, 2015 offset by amortization of our favorable and unfavorable lease agreements.

f.
Depreciation. Adjustment related to depreciation on internally developed software of $26 million partially offset by an increase of $8 million for the six months ended June 30, 2015 due to a preliminary increase for leasehold improvements, furniture and fixtures and computer hardware and software.

g.
Amortization. Historical amortization expense of $31 million was removed and amortization expense of $218 million has been recorded to reflect the preliminary estimated fair values of Towers Watson’s identifiable intangible assets and related amortization that management has determined based on estimates and assumptions that it considers to be reasonable. Additional information related to the intangible assets and related amortization is detailed in Note 3 — Merger and Acquisitions and Note 7 — Goodwill and Intangible Assets.

h.
Interest Expense. Net adjustments to interest expense include additional interest and amortization of related deferred debt issuance costs. $7 million was recorded for the six months ended June 30, 2015 related to borrowing under a $340 million term loan as part of the funding for the pre-Merger special dividend on December 29, 2015 and the portion of the senior notes issuance used to repay Towers Watson’s existing debt at the time of the Merger.

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

j.
Willis ordinary shares issuance. Approximately 184 million Willis ordinary shares (prior to the reverse stock split) were issued to Towers Watson stockholders as the Merger Consideration in connection with the Merger, based on Towers Watson shares of common stock outstanding as of January 4, 2016, at a per share price of $47.18, which was the closing share price on that date, for a total value of approximately $8.7 billion.

k.	Earnings per share. The pro forma consolidated basic and diluted earnings per share for the six months ended June 30, 2015 is calculated as follows:

Six Months Ended June 30, 2015
(Millions, except per share data)
Willis historic average basic shares in issue	68
Shares issued for Towers Watson (i)	69
Willis historic average basic shares in issue	137
Dilutive effect of securities	1
Diluted weighted average shares outstanding	138
Pro forma net income attributable to Willis Towers Watson	$373
Basic earnings per share	$2.72
Diluted earnings per share	$2.70
 ____________________

i.	Shares issued for Towers Watson based on approximately 69 million Towers Watson shares outstanding at January 4, 2016.
Consolidated Revenues
Total revenues for the three months ended June 30, 2016 were $1.9 billion, compared to $1.8 billion for the pro forma total revenues for the three months ended June 30, 2015, an increase of $137 million, or 8%. This growth was driven by a 6% increase due to our acquisitions of Gras Savoye and Miller and 4% organic revenue growth, partially offset by adverse foreign currency exchange movements of 2%. The primary drivers of our growth were within our Investment, Risk and Reinsurance and Exchange Solutions segments. See our segment revenue analysis for a further discussion of our segment results.
Total revenues for the six months ended June 30, 2016 were $4.2 billion, compared to $3.8 billion for the pro forma total revenues for the six months ended June 30, 2015, an increase of $359 million, or 10%. This growth was driven by an 11% increase due to our acquisitions of Gras Savoye and Miller, partially offset by adverse foreign currency exchange movements of 2%. Our revenue increased 1% on an organic basis.
Our results can be materially impacted by changes in currency conversions, which can fluctuate significantly over the course of a calendar year. For the three and six months ended June 30, 2016, currency translation decreased our consolidated revenue by

$31 million and $84 million, respectively, on a constant currency basis from the pro forma three and six months ended June 30, 2015. The primary currencies driving the change were the Pound sterling, the Euro and the Canadian dollar.
The components of the change in revenue generated for the three and six months ended June 30, 2016 and pro forma revenue for the three and six months ended June 30, 2015 are as follows:

	Three Months Ended June 30,
		Pro Forma		Components of Revenue Change
	2016	2015	Pro Forma Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	(in millions)
Revenue	$1,949	$1,812	8%	(2)%	10%	6%	4%

	Six Months Ended June 30,
		Pro Forma		Components of Revenue Change
	2016	2015	Pro Forma Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	(in millions)
Revenue	$4,183	$3,824	10%	(2)%	12%	11%	1%
The organic change presented above includes the reduction to revenue for the three and six months ended June 30, 2016 related to the fair value adjustment for deferred revenue made during purchase accounting for the Merger. If this revenue had not been reduced, the constant currency change would have been an increase of 11% and 13%, respectively, and the organic change would have been an increase of 5% and 2%, respectively, for the three and six months ended June 30, 2016.
Definitions of Constant Currency Change and Organic Change are included in the section entitled Non-GAAP Financial Measures in this Form 10-Q.
Segment Revenue Analysis
We are continuing our integration of Legacy Willis and Legacy Towers Watson, creating a unified platform for global growth, including to position the Company to leverage the Legacy Companies’ mutual distribution strength to enhance market penetration, expand our global footprint and create a strong platform for further innovation. During the second quarter of 2016, we began managing our business and reporting our segmental results across four integrated reportable operating segments: Corporate Risk and Broking; Exchange Solutions; Human Capital and Benefits; and Investment, Risk and Reinsurance.
Segment revenues exclude amounts that were directly incurred on behalf of our clients and reimbursed by them (reimbursed expenses); however, these amounts are included in consolidated revenues.
Human Capital and Benefits
The Willis Towers Watson Human Capital & Benefits (‘HCB’) segment provides an array of advice, broking, solutions and software for employee benefit plans, the HR organization and the management teams of our clients.
HCB is the largest segment of the Company, generating approximately 41% of our revenues for the six months ended June 30, 2016. Organized into four primary offerings - Retirement; Health & Benefits; Talent & Rewards; and Technology and Administration Solutions, the segment is focused on addressing our clients’ people and risk needs to help them tackle the challenges of operating in a global marketplace.
HCB is further strengthened with teams of international consultants that provide support in each of these areas to the global headquarters of multinational clients and their foreign subsidiaries.
Retirement — The Retirement business provides actuarial support, plan design, and administrative services for traditional pension and retirement savings plans. Our colleagues help our clients assess the costs and risks of retirement plans on cash flow, earnings and the balance sheet, the effects of changing workforce demographics on their retirement plans and retiree benefit adequacy and security. We offer clients a full range of integrated retirement consulting services to meet the needs of all types of employers - including those that continue to offer defined benefit plans and those that are reexamining their retirement benefit strategies. We bring a particular in-depth data analysis and perspective to their decision process, because we have tracked the retirement designs of the largest public companies around the world over many years.
For clients that want to outsource some or all of their pension plan management, we offer integrated solutions that combine investment consulting, pension administration, core actuarial services, and communication and change management assistance.

Our retirement consulting relationships are generally long-term in nature, and client retention rates for this business are high. A significant portion of the revenue in this business is from recurring work, with multi-year contracts that are driven by the heavily regulated nature of employee benefits plans and our clients’ annual needs for these services. Revenue for the Retirement business is somewhat seasonal, as much of our work pertains to calendar-year plan administration and reporting and compliance related to the completion of pension plan valuations; thus, the first quarter of the fiscal year is typically our strongest quarter. Major revenue growth drivers in this business include changes in regulations, capital market conditions, increased global demand and increased market share.
Health and Benefits — The Health & Benefits (‘H&B’) business provides plan management consulting, broking and administration across the full spectrum of health and group benefit programs, including medical, dental, disability, life and other coverage. As a result of the Merger, our H&B reach extends from small/mid-market clients to large market clients, across the full geographic footprint of the Company, and to most industries. We can address our clients’ insured needs in more than 160 countries.
Our consultants help clients make strategic decisions on topics such as optimizing program spend; evaluating emerging coverage options (including publicly-subsidized health insurance exchanges and private exchanges in the U.S.); and dealing with above-inflation-rate increases in health care costs. In addition to our consulting services, we manage a number of collective purchasing initiatives (e.g., pharmacy, stop-loss) that allow employers to realize greater value from third-party service providers than they can achieve on their own.
With Global Benefits Solutions, our suite of global services supporting medical, dental and risk (life, accident and disability) programs, we have a tailored offering for multinationals. That offering includes a flexible set of “ready-made” offerings, industrial-strength and proven technology, efficient operational structure and an integrated approach to service delivery that translates to a globally consistent, high-quality experience for our clients.
Finally, H&B supports OneExchange Active, our private health insurance exchange for active employees. This offering is integrated with other health insurance exchange offerings, OneExchange Retiree and OneExchange Access, which are offered within the Exchange Solutions segment.
Talent & Rewards — Our Talent & Rewards (‘T&R’) business covers three areas of specialty: Executive Compensation (‘EC’); Rewards, Talent & Communication (‘RTC’); and Data, Surveys and Technology (‘DST’). T&R provides advice, data, software and products to address clients’ total rewards and talent issues. T&R has operations across the globe, including centralized software development and analytics teams that support the efficient delivery of services to clients.
Within our EC practice, we advise our clients’ management and boards of directors on all aspects of executive pay programs, including base pay, annual bonuses, long-term incentives, perquisites and other benefits. Our focus is on aligning pay plans with the organization’s business strategy and driving desired performance.
RTC offers services focused on designing and implementing rewards and talent management programs and processes which help companies attract and deploy talent, engage them over time, manage and reward their performance, develop their skills, provide them with relevant career paths, communicate with them and manage organizational change initiatives.
Our DST offerings include market benchmarking data, employee insight and listening tools, talent assessment tools and services, and Human Resource (‘HR’) software to help companies administer and manage their talent management and reward programs and analyze talent trends.
Revenue for the Talent & Rewards business is partly seasonal in nature, with a meaningful amount of heightened activity in the second half of the calendar year during the annual compensation, benefits and survey cycles. While T&R enjoys long-term relationships with many clients, work in several practices is often project-based and can be sensitive to economic changes. The business benefits from regulatory changes that require strategic advice, program change and communication such as CEO pay ratio disclosure and Fair Labor Standards Act changes in the U.S., by which swaths of employees will be newly-eligible for overtime pay. Additional areas of growth for T&R include evolving views on effective individual performance measurement and management, focus on workforce productivity improvements and labor cost reductions, globalization and digitization of the workforce, merger and acquisition (‘M&A’) activity, technology-enabled approaches for measuring and understanding workforce engagement, and the opportunity to leverage HR software to improve the design, management and implementation of HR processes and programs.
Technology and Administration Solutions — Our Technology and Administration Solutions (‘TAS’) business provides benefits outsourcing services to hundreds of clients across multiple industries. Our TAS team focuses on clients outside of the U.S. where our services are supported by high quality administration teams using robust technology platforms.  We have high client retention rates and we are the leading administrator among the 200 largest pension plans in the U.K. as well as a leader in Germany.
For both our defined benefit and defined contribution administration services, we use highly-automated processes and web technology to enable benefit plan members to access and manage their records, perform self-service functions and improve their understanding of their benefits. Our technology also provides trustees and human resources teams with timely management information to monitor activity and service levels and reduce administration costs.
The following table sets out the components of HCB revenues for the three months ended June 30, 2016 and pro forma revenues for the three months ended June 30, 2015, and the components of the change in commissions and fees for the three months ended June 30, 2016.

	Three Months Ended June 30,
		Pro Forma		Components of Revenue Change
	2016	2015	Pro Forma Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	(in millions)
Commissions and fees	$760	$750	1%	(2)%	3%	3%	—%
Interest and other income	5	5
Total segment revenues	$765	$755
HCB total segment revenues for the three months ended June 30, 2016 were $765 million, compared to pro forma $755 million for the three months ended June 30, 2015; and HCB commissions and fees for the three months ended June 30, 2016 were $760 million, compared to pro forma $750 million for the three months ended June 30, 2015. Pro forma and constant currency revenue growth were due to the acquisition of Gras Savoye, which occurred on December 29, 2015. Retirement revenues were up slightly, as strong growth in Great Britain was offset by the expected drop in bulk lump sum work in the U.S. The Talent and Rewards advisory business was down period-over-period as the M&A market softened. The Health and Benefits North America consulting business continued to see demand for plan design projects. The Technology and Administration Solutions Great Britain business had a strong performance led by increased project and administration activity. Internationally, Global Wealth Solutions continued to be negatively impacted by adverse conditions in the Greater China market.
The following table sets out the components of HCB revenues for the six months ended June 30, 2016 and pro forma revenues for the six months ended June 30, 2015, and the components of the change in commissions and fees for the six months ended June 30, 2016.

	Six Months Ended June 30,
		Pro Forma		Components of Revenue Change
	2016	2015	Pro Forma Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	(in millions)
Commissions and fees	$1,712	$1,636	5%	(2)%	7%	7%	—%
Interest and other income	8	11
Total segment revenues	$1,720	$1,647
HCB total segment revenues for the six months ended June 30, 2016 were $1,720 million, compared to pro forma $1,647 million for the six months ended June 30, 2015; and commissions and fees for the six months ended June 30, 2016 were $1,712 million, compared to pro forma $1,636 million for the six months ended June 30, 2015. Pro forma and constant currency revenue growth were due to the acquisition of Gras Savoye, which occurred on December 29, 2015.  Retirement commissions and fees revenues were down slightly, as strong growth in Great Britain was offset by the expected drop in bulk lump sum work in the U.S. and softer activity in the Netherlands market.  The Talent and Rewards advisory business was down period-over-period as the M&A market softened.  The Health and Benefits North America consulting business continued to see demand for plan design projects.  The Technology and Administration Solutions Great Britain business had strong performance, led by increased project and administration activity. Internationally, Global Wealth Solutions continued to be negatively impacted by adverse conditions in the Greater China market.
Corporate Risk and Broking
Our Corporate Risk & Broking (‘CRB’) segment provides a broad range of risk advice, insurance brokerage and consulting services to clients worldwide ranging from small businesses to multinational corporations. We deliver integrated global solutions tailored to client needs and underpinned by data and analytics.

CRB generated 30% of Willis Towers Watson revenues for the six months ended June 30, 2016, and places more than $20 billion of premium into the insurance markets, annually.
CRB operates as an integrated global team comprising both functional and geographic leadership. In addition there are five global offerings, which aim to leverage capabilities across geographies, including Property and Casualty, Financial Lines, Transport, Affinity and Facultative. In these operations, we have extensive specialized experience handling diverse lines of coverage, including complex insurance programs. A key objective is to assist clients in reducing their overall cost of risk.
Property and Casualty — Property and Casualty provides property and liability insurance brokerage services across a wide range of industries including Construction, Real Estate, Healthcare, and Natural Resources. Our Construction practice provides risk management advice and brokerage services for a wide range of international construction activities. Clients of the construction practice include contractors, project owners, project managers, consultants and financiers. Our Natural Resources practice encompasses the oil and gas, mining, power and utilities sectors; and provides services including property damage, offshore construction liability and other services to global clients.
Financial Lines — Financial Lines specializes in brokerage services for financial, political and credit risks. Our clients include financial institutions and professional services firms from around the globe that require coverage for areas ranging from business risks, like trade credit, Directors and Officers and Medical Malpractice, to external threats, like cyberattacks and terrorism.
Transport — Transport provides specialist expertise to the Transportation industry and Aerospace, Marine and Inspace practices. Our Aerospace business provides insurance brokerage and risk management services to Aerospace clients worldwide, including the world’s leading airlines, aircraft manufacturers, air cargo handlers and other airport and general aviation companies. Our Marine business provides insurance brokerage services, including hull, cargo, P&I and general marine liabilities. Our Marine clients include ship owners, ship builders, logistics operations, port authorities, traders and shippers. The specialist Inspace team is also prominent in providing insurance and risk management services to the space industry.
Affinity — Affinity arranges the insurance products and services for our “client partners” to offer to their customers, employees or members alongside, or in addition to, their principal business activities. Products include: extended warranties, accidental damage of personal mobile devices, creditor payment protection, accident and health, and personal lines.
Facultative — Facultative serves as a broker or intermediary for insurance companies looking to arrange reinsurance solutions across classes of risk, which enable them to deliver differentiated outcomes to their direct insureds, which in many situations are also clients of the wider Willis Towers Watson business. The facultative business also works closely with our treaty reinsurance business to structure reinsurance solutions that deliver capital and strategic benefits to insurance company clients.
The following table sets out the components of CRB revenues for the three months ended June 30, 2016 and pro forma revenues for the three months ended June 30, 2015, and the components of the change in commissions and fees for the three months ended June 30, 2016.

	Three Months Ended June 30,
		Pro Forma		Components of Revenue Change
	2016	2015	Pro Forma Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	(in millions)
Commissions and fees	$623	$581	7%	(2)%	9%	8%	1%
Interest and other income	6	4
Total segment revenues	$629	$585
CRB total segment revenues for the three months ended June 30, 2016 were $629 million, compared to pro forma $585 million for the three months ended June 30, 2015; and commissions and fees for the three months ended June 30, 2016 were $623 million, compared to pro forma $581 million for the three months ended June 30, 2015. The quarter’s growth was largely driven by the acquisition of Gras Savoye, which occurred on December 29, 2015. Great Britain led organic revenue growth as a result of new business in Property and Casualty, Facultative and Financial Lines. Western Europe and International also contributed to growth, primarily driven by new business in Iberia and Central and Eastern Europe, Middle East and Africa (‘CEEMEA’). North America organic revenue declined slightly as a result of lower levels of new business.

The following table sets out the components of CRB revenues for the six months ended June 30, 2016 and pro forma revenues for the six months ended June 30, 2015, and the components of the change in commissions and fees for the six months ended June 30, 2016.

	Six Months Ended June 30,
		Pro Forma		Components of Revenue Change
	2016	2015	Pro Forma Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	(in millions)
Commissions and fees	$1,261	$1,103	14%	(3)%	17%	17%	—%
Interest and other income	13	9
Total segment revenues	$1,274	$1,112
CRB total segment revenues for the six months ended June 30, 2016 were $1,274 million, compared to pro forma $1,112 million for the six months ended June 30, 2015; and commissions and fees for the six months ended June 30, 2016 were $1,261 million, compared to pro forma $1,103 million for the six months ended June 30, 2015. The growth in the first half of the year was due to the acquisition of Gras Savoye, which occurred on December 29, 2015. North America led organic revenue growth as a result of growth in the Northeast and Midwest regions. Western Europe and Great Britain also contributed to the organic growth primarily driven by new business in Iberia and Facultative. International organic revenue declined as a result of lower revenues in Asia, with a slight decline in Australasia partially offset by better performance in CEEMEA and Latin America.
Investment, Risk and Reinsurance
The Willis Towers Watson Investment, Risk and Reinsurance (‘IRR’) segment applies a sophisticated approach to risk which helps clients free up capital and manage investment complexity. The segment works closely with investors, reinsurers and insurers to manage the equation between risk and return. Blending advanced analytics with deep institutional knowledge, IRR helps identify new opportunities to maximize performance. IRR provides investment consulting services and insurance specific services and solutions through reserves opinions, software, ratemaking, usage-based insurance, risk underwriting, and reinsurance broking.
This segment is our third largest segment and generated approximately 21% of revenues for the Company for the six months ended June 30, 2016. With approximately 80% of the revenues for this segment split between North America and the U.K., this segment includes the following businesses and offerings: Willis Re; Willis Capital Markets & Advisory; Wholesale Insurance Broking; Willis Portfolio and Underwriting Services; Risk Consulting and Software; and Investment.
Willis Re — Willis Re provides reinsurance industry clients with an understanding of how risk affects capital and financial performance and advises on the best ways to manage related outcomes. We operate this business on a global basis and provide a complete range of transactional capabilities, including, in conjunction with Capital Markets & Advisory, a wide variety of capital markets-based products to both insurance and reinsurance companies. Our services are underpinned by modeling, financial analysis and risk management advice.
Capital Markets & Advisory — Capital Markets & Advisory, with offices in New York, London, Hong Kong and Sydney, provides investment banking-like services to companies involved in the insurance and reinsurance industries for a broad array of merger and acquisition transactions as well as capital markets products, including acting as underwriter for primary issuances, operating a secondary insurance-linked securities trading desk and engaging in strategic advisory work.
Wholesale Insurance Broking — Wholesale provides wholesale and specialist broking services to retail brokers worldwide, through Willis Towers Watson and London based specialist broker Miller Insurance Services LLP.
Portfolio and Underwriting Services — Portfolio and Underwriting Services, with operations in London and North America, brings together our existing set of Managing General Agent underwriting activities for purposes of accelerating their future development. Within Portfolio and Underwriting Services, we act on behalf of our insurance carrier partners and self-insured entities in product marketing and distribution, risk underwriting and selection, claims management and other general administrative responsibilities.
Risk Consulting and Software — Risk Consulting and Software is a global business that provides advice and technology solutions to the insurance industry, as well as to corporate clients with respect to their insurance programs. We leverage our industry experience, strategic perspective and analytical skills to help clients measure and manage risk and capital, improve business performance and create a sustainable competitive advantage. Our services include software and technology, risk and capital management, products and pricing, financial and regulatory reporting, financial and capital modeling, M&A, outsourcing and business management.

Investment — Investment provides advice to improve investment outcomes for asset owners using a broad and sophisticated framework for managing risk. We provide coordinated investment advice and solutions to some of the world’s largest pension funds and institutional investors based on our expertise in risk assessment, asset-liability modeling, strategic asset allocation policy setting, manager selection and investment execution.
The following table sets out the components of IRR revenues for the three months ended June 30, 2016 and pro forma revenues for the three months ended June 30, 2015, and the components of the change in commissions and fees for the three months ended June 30, 2016.

	Three Months Ended June 30,
		Pro Forma		Components of Revenue Change
	2016	2015	Pro Forma Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	(in millions)
Commissions and fees	$355	$337	5%	(2)%	7%	12%	(5)%
Interest and other income	44	2
Total segment revenues	$399	$339
IRR total segment revenues for the three months ended June 30, 2016 were $399 million, compared to pro forma $339 million for the three months ended June 30, 2015. Included in total segment revenues for the three months ended June 30, 2016 is a previously disclosed settlement with JLT of £28 million ($41 million) related to the Fine Arts and Jewellery team. Commissions and fees for the three months ended June 30, 2016 were $355 million, compared to pro forma $337 million for the three months ended June 30, 2015. The Segment’s pro forma revenue growth was driven by the acquisition of Miller Insurance Services, which was acquired May 31, 2015. The organic decline was primarily related to a decline in risk consulting projects, lower profit sharing on certain insurance contracts and a slow-down in Capital Markets due to a decline in M&A activity.
The following table sets out the components of IRR revenues for the six months ended June 30, 2016 and pro forma revenues for the six months ended June 30, 2015, and the components of the change in commissions and fees for the six months ended June 30, 2016.

	Six Months Ended June 30,
		Pro Forma		Components of Revenue Change
	2016	2015	Pro Forma Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change

Commissions and fees	$830	$792	5%	(2)%	7%	11%	(4)%
Interest and other income	48	5
Total segment revenues	$878	$797
IRR total segment revenues for the six months ended June 30, 2016 were $878 million, compared to pro forma $797 million for the six months ended June 30, 2015. Included in total segment revenues for the six months ended June 30, 2016 is a previously disclosed settlement with JLT of £28 million ($41 million) related to the Fine Arts and Jewellery team. Commissions and fees for the six months ended June 30, 2016 were $830 million, compared to pro forma $792 million for the six months ended June 30, 2015. The Segment’s pro forma revenue growth was driven by the acquisition of Miller Insurance Services, which was acquired May 31, 2015. The organic decline was primarily related to the following factors: soft market conditions and renewal factors impacting our Reinsurance and Underwriting services businesses, particularly in North America; a decline in overall insurance industry M&A activity impacting our Capital Markets business after a record year in 2015; and a decline arising from lower demand in risk consulting projects as well as in the Investment advisory business.
Exchange Solutions
The Willis Towers Watson Exchange Solutions (‘ES’) segment provides primary medical and ancillary benefit exchange and outsourcing services to active employees and retirees across both the group and individual markets.  ES services individual populations via its ‘group to individual’ technology platform, which tightly integrates patented call routing technology, an efficient quoting and enrollment engine, a Customer Relationship Management system and comprehensive insurance carrier connectivity. This segment also delivers group benefit exchanges and full outsourcing solutions serving the active employees of employers across the United States. ES uses Software as a Service (‘SaaS’)-based technology and related services to deliver consumer-driven health care and reimbursement accounts, including health savings accounts, health reimbursement arrangements, flexible spending accounts and other consumer-directed accounts.

A significant portion of the revenue in this segment is recurring in nature, driven by either the commissions from the policies we sell, or from long-term service contracts with our clients that typically range from three to five years. Revenue across this segment may be seasonal, driven by the magnitude and timing of client transition activities, and we typically increase our membership levels significantly effective January 1, after calendar year-end benefits elections.
ES generated approximately 8% of our revenue for the six months ended June 30, 2016. ES provides services across four integrated or related offerings to customers primarily in the U.S., including Retiree & Access Exchanges; Active Exchanges; Technology and Administration Solutions; and Consumer-Directed Accounts.
Retiree & Access Exchanges — This business provides solutions through a proprietary technology platform, OneExchange Retiree, which enables our employer clients to transition their retirees to individual, defined contribution health plans that provide individuals with a tax-free allowance or 'contribution' to spend on health care services at an annual cost that the employer controls, as opposed to group-based, defined benefit health plans that provide groups of individuals with healthcare benefits at uncertain annual costs.
Active Exchanges — This business is focused on delivering group benefit exchanges, serving the active employees of employers across the United States. Using our proprietary BenefitConnect or Bright Choices exchange platforms, combined with our expertise in creating high-performing benefit plan designs, we believe we are well-positioned to help our clients simplify their benefits delivery, while lowering the total costs of benefits and related administration.  We have relationships with more than 400 broker partners to access and service the small to mid-size group market and offer both fully-insured and self-insured exchanges to meet the needs of our employer clients.
Technology and Administration Solutions — Through our proprietary BenefitConnect technology, this business provides a broad suite of health and welfare outsourcing services as well as decision support and modeling tools for pension users. With our disciplined approach to customer service, we offer cost-effective, high-touch service to hundreds of clients across many industries.
Consumer-Directed Accounts — This business uses its SaaS-based technology and related services to deliver consumer-driven health care and reimbursement accounts, including health savings accounts, health reimbursement arrangements and other consumer-directed accounts.
The following table sets out the components of Exchange Solutions’ revenues for the three months ended June 30, 2016 and pro forma revenues for the three months ended June 30, 2015, and the components of the change in commissions and fees for the three months ended June 30, 2016.

	Three Months Ended June 30,
		Pro Forma		Components of Revenue Change
	2016	2015	Pro Forma Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	(in millions)
Commissions and fees	$154	$105	47%	—%	47%	4%	43%
Interest and other income	1	1
Total segment revenues	$155	$106
Exchange Solutions total segment revenues for the three months ended June 30, 2016 were $155 million, compared to pro forma $106 million for the three months ended June 30, 2015; and commissions and fees for the three months ended June 30, 2016 were $154 million, compared to pro forma $105 million for the three months ended June 30, 2015. Retiree and Access Exchanges commissions and fees increased by 48%, primarily as a result of the record 2016 annual enrollment season. Exchange Other revenues increased by 44%, primarily due to Technology and Administration Solutions adding new clients and experiencing higher project activity.

The following table sets out the components of Exchange Solutions revenues for the six months ended June 30, 2016 and pro forma revenues for the six months ended June 30, 2015, and the components of the change in commissions and fees for the six months ended June 30, 2016.

	Six Months Ended June 30,
		Pro Forma		Components of Revenue Change
	2016	2015	Pro Forma Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	(in millions)
Commissions and fees	$317	$212	50%	—%	50%	6%	44%
Interest and other income	1	1
Total segment revenues	$318	$213
Exchange Solutions total segment revenues for the six months ended June 30, 2016 was $318 million, compared to pro forma $213 million for the six months ended June 30, 2015; and commissions and fees for the six months ended June 30, 2016 was $317 million, compared to pro forma $212 million for the six months ended June 30, 2015. Retiree and Access Exchanges commissions and fees increased by 48%, primarily as a result of the record 2016 annual enrollment season. Exchange Other commissions and fees increased by 52%, primarily due to Technology and Administration Solutions adding new clients and experiencing higher project activity.
Additional Pro Forma Consolidated Analysis
Salaries and Benefits
Salaries and benefits were $1.2 billion for the second quarter of 2016, an increase of $121 million, or 11%, compared to $1.1 billion in the pro forma second quarter of 2015. The increase included $75 million of salaries and benefits relating to Gras Savoye and Miller, a $13 million increase in salaries and a $35 million increase in incentives, partially offset by a $2 million decrease in benefits.
Salaries and benefits were $2.4 billion for the first half of 2016, an increase of $212 million, or 10%, compared to $2.2 billion in the pro forma first half of 2015. The increase included $159 million of salaries and benefits relating to Gras Savoye and Miller, a $23 million increase in salaries and a $34 million increase in incentives, partially offset by a $4 million decrease in benefits.
Other Operating Expenses
Other operating expenses include occupancy, legal, marketing, licenses, royalties, supplies, technology, printing and telephone costs, as well as insurance, including premiums on excess insurance and losses on professional liability claims, non-client-reimbursed travel by colleagues, publications, professional subscriptions and development, recruitment, other professional fees and irrecoverable value added and sales taxes.
Other operating expenses for the second quarter of 2016 were $373 million, compared to $359 million for the pro forma second quarter of 2015, an increase of $14 million or 4%. The increase included $27 million in other operating expenses relating to Gras Savoye and Miller, partially offset by a $13 million decrease in general and administrative costs, with both professional services and occupancy costs flat.
Other operating expenses for the first half of 2016 were $804 million, compared to $690 million for the pro forma first half of 2015, an increase of $114 million or 17%. The increase included $75 million in other operating expenses relating to Gras Savoye and Miller, the $50 million increase in the provision related to the Stanford litigation and a $6 million increase in professional services expenses, partially offset by a $16 million decrease in other general and administrative costs and a $1 million decrease in occupancy costs.
Depreciation
Depreciation represents the expense incurred over the useful life of our tangible fixed assets and internally developed software. Depreciation was $44 million for the second quarter of 2016, an increase of $4 million, or 10%, compared to $40 million for the pro forma second quarter of 2015. The increase included $3 million of depreciation relating to Gras Savoye and Miller and amounts relating to normal capital expenditures.

Depreciation was $87 million for the first half of 2016, an increase of $8 million, or 10%, compared to $79 million for the pro forma first half of 2015. The increase included $5 million of depreciation relating to Gras Savoye and Miller and amounts relating to normal capital expenditures.
Amortization
Amortization includes amortization of acquired intangible assets, including acquired internally developed software. We acquired approximately $671 million in intangible assets in our acquisitions of Miller and Gras Savoye during the second and fourth quarters of 2015, respectively, and approximately $3.9 billion in intangible assets in our Merger with Towers Watson during the first quarter of 2016. These intangible assets are amortized over their expected lives which range from 1 to 25 years. See Note 3 — Merger and Acquisitions and Note 7 — Goodwill and Intangible Assets for additional information about our intangible assets.
Amortization was $125 million for the second quarter of 2016, which was flat compared to $125 million for the pro forma second quarter of 2015.
Amortization was $286 million for the first half of 2016, an increase of $38 million, or 15%, compared to $248 million for the pro forma first half of 2015. The increase was primarily related to Gras Savoye and Miller, which added $38 million of expense in the first half of 2016.
Consolidated Income from Operations
Consolidated income from operations for the three and six months ended June 30, 2016 was $136 million and $462 million, respectively, compared to pro forma consolidated income from operations of $170 million and $553 million for the three and six months ended June 30, 2015, respectively, decreases of $34 million and $91 million, respectively.
Other (Income)/Expense, Net
Other (income)/expense, net, includes other gains and losses, including gains and losses on foreign currency transactions.
Other (income)/expense, net, for the three months ended June 30, 2016 was $6 million of net income, compared to net income of $22 million for the pro forma three months ended June 30, 2015, a decrease of $16 million, which included an $11 million decrease arising from foreign currency movements.
Other (income)/expense, net, for the six months ended June 30, 2016 was $12 million of net expense, compared to $13 million net income for the pro forma six months ended June 30, 2015, a decrease of $25 million, which included a $21 million decrease arising from foreign currency movements.
Provision for Income Taxes
Provision for income taxes for the three months ended June 30, 2016 was $19 million, compared to pro forma provision for income taxes of $34 million for the three months ended June 30, 2015, a decrease of $15 million, or 44%. This decrease in provision for income tax was driven primarily by deductible transaction and integration costs and additional interest expense on debt incurred in connection with the Merger.
Provision for income taxes for the six months ended June 30, 2016 was $37 million, compared to pro forma provision for income taxes of $121 million for the six months ended June 30, 2015, a decrease of $84 million, or 69%. This decrease in provision for income tax was driven primarily by deductible transaction and integration costs and additional interest expense on debt incurred in connection with the Merger. The effect of the $50 million increase in the provision related to the Stanford Financial Group litigation also reduced the provision for income tax by approximately $20 million.
Net Income (attributable to Willis Towers Watson)
Net income attributable to Willis Towers Watson for the second quarter of 2016 was $72 million, a decrease of $42 million compared to $114 million for the pro forma second quarter of 2015. The decrease in net income attributable to Willis Towers Watson for the second quarter of 2016 was primarily driven by the $34 million decrease in income from operations, the $16 million decrease in other income, net, and a $7 million increase in interest expense, partially offset by the $15 million decrease in provision for income taxes.

Net income attributable to Willis Towers Watson for the first half of 2016 was $310 million, a decrease of $63 million compared to $373 million for the pro forma first half of 2015. The decrease in net income attributable to Willis Towers Watson for the first half of 2016 was primarily driven by the $91 million decrease in income from operations, the $25 million decrease in other (income)/expense, net, a $13 million increase in interest expense and a $13 million decrease in interest in earnings of associates (as we now consolidate Gras Savoye), partially offset by the $84 million decrease in provision for income taxes.
Operational Improvement Program
Overview
In April 2014, Legacy Willis announced an operational improvement program that would allow it to continue to strengthen its client service, realize operational efficiencies, and invest in new capabilities for growth.
The primary elements of the program include the following:

•
movement of more than 3,500 support roles from higher cost locations to facilities in lower cost locations, bringing the ratio of employees in higher cost versus lower cost near-shore and off-shore centers at Legacy Willis from approximately 80:20 to approximately 60:40;

•	net workforce reductions in support positions;

•	lease consolidation in real estate and reductions in ratios of seats per employee and square footage of floor space per employee; and

•	information technology systems simplification and rationalization.
The program began in the second quarter of 2014 and is expected to be completed by the end of 2017. We are expecting to deliver $325 million of annual cost savings by the end of 2017.
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
Second quarter 2016 update
In the second quarter of 2016, the Company recognized restructuring costs of $37 million related to the Operational Improvement Program.
The $37 million restructuring costs incurred included:

•	$26 million in Corporate Risk and Broking, comprising $6 million of termination benefits and $20 million of professional services and other program costs;

•	$9 million in Corporate, comprising professional services and other program costs; and

•	$1 million in Human Capital and Benefits and $1 million in Investment, Risk and Reinsurance, each comprising termination benefits.
We generated $48 million of savings in the second quarter of 2016, $39 million from actions taken in 2014 and 2015 and $9 million from actions taken in 2016, bringing the cumulative program-to-date savings to $212 million.

First half 2016 update
In the first half of 2016, the Company recognized restructuring costs of $62 million related to the Operational Improvement Program.
The $62 million restructuring costs incurred included:

•	$45 million in Corporate Risk and Broking, comprising $8 million of termination benefits and $37 million of professional services and other program costs;

•	$14 million in Corporate, comprising professional services and other program costs.

•	$2 million in Investment, Risk and Reinsurance, comprising $1 million of termination benefits and $1 million of professional services and other program costs; and

•	$1 million in Human Capital and Benefits, comprising termination benefits.
We generated $89 million of savings in the first half of 2016, $78 million from actions taken in 2014 and 2015 and $11 million from actions taken in 2016, bringing the cumulative program-to-date savings to $212 million.
Liquidity and Capital Resources
Executive Summary
Our principal sources of liquidity are funds generated by operating activities, available cash and cash equivalents and amounts available under revolving credit facilities.
Based on our balance sheets, combined cash flows, current market conditions and information available to us at this time, we believe that Willis Towers Watson has sufficient liquidity, which includes our undrawn revolving credit facilities, to meet our cash needs for the next twelve months, including investing in the business for growth, creating value through the integration of Willis, Towers Watson and Gras Savoye, scheduled debt repayments, dividend payments, and contemplated share repurchases.
As a result of the Merger, we changed our assertion on a portion of certain acquired Towers Watson foreign subsidiaries’ unremitted earnings and recorded a deferred tax liability through goodwill.  We continue to assert that the historical cumulative earnings of our other subsidiaries are reinvested indefinitely and we do not provide deferred tax liabilities on these amounts. Should the Company repatriate any portion of our cash, it might be required to accrue and pay additional taxes. The Company has no current plans and does not anticipate repatriating cash other than for certain foreign subsidiaries. However, if additional funds are needed for the Company's operations, strategic acquisitions, or capital expenditures, the Company may need to repatriate cash. One of the potential sources of cash may be through settlement of intercompany loans or return of capital distributions in a tax efficient manner.
During the six months ended June 30, 2016, the Company restructured some of its debt financing in March and May 2016. We issued (i) $1.0 billion of senior notes ($450 million due 2021 and $550 million due 2026), essentially to: refinance the $300 million senior notes due 2016; refinance $400 million of debt assumed as part of the Merger; and make further repayment on the revolving credit facility, and (ii) €540 million ($609 million) of senior notes to repay Tranche A of the 1-year term loan that was used to finance the acquisition of Gras Savoye.
Events that could change the historical cash flow dynamics discussed above include significant changes in operating results, potential future acquisitions or divestitures, material changes in geographic sources of cash, unexpected adverse impacts from litigation or future pension funding during periods of severe downturn in the capital markets.
Cash and Short-term Investments
Our cash and cash equivalents at June 30, 2016 totaled $949 million, compared to $532 million at December 31, 2015. The increase in cash from December 31, 2015 to June 30, 2016 was primarily due to cash acquired in the Merger with Towers Watson.
Additionally, $719 million was available to draw under our $800 million revolving credit facility, compared with $333 million at December 31, 2015, and $420 million was available to draw for special purposes under other credit facilities.
Included within cash and cash equivalents at June 30, 2016 are amounts held for regulatory capital adequacy requirements, including $89 million held within our regulated U.K. entities for regulatory capital adequacy requirements.

Summarized Condensed Consolidated Cash Flows
The following table presents the summarized condensed consolidated cash flow information for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
	(in millions)
Net cash from/(used in):
Operating activities	$427	$7
Investing activities	308	(248)
Financing activities	(315)	104
INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	420	(137)
Effect of exchange rate changes on cash and cash equivalents	(3)	(15)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	532	635
CASH AND CASH EQUIVALENTS, END OF PERIOD	$949	$483
Cash Flows From Operating Activities
Cash flows from operating activities were $427 million for the six months ended June 30, 2016, compared to cash flows from operating activities of $7 million for the six months ended June 30, 2015.
The $427 million net cash from operating activities for the six months ended June 30, 2016 comprises net income of $321 million, adjusted for $353 million of non-cash adjustments to reconcile net income to cash provided by operating activities, net of a $247 million decrease in working capital.
The $353 million non-cash adjustments primarily include depreciation, amortization, net defined benefit pension credits, share-based compensation, and benefit from provisions for deferred income taxes. The $247 million decrease in working capital includes $91 million, net of cash payments for income taxes, $593 million payment of cash incentives and $112 million of defined benefit pension funding including salary sacrifice contributions. Additionally, there was a $123 million increase in accounts receivable as revenue recognized in the six months ended June 30, 2016 was greater than cash collections. The decreases were partially offset by the non-cash adjustment related to provision increases, including the $50 million recognized in respect of the Stanford matter.
The $7 million net cash from operating activities for the six months ended June 30, 2015 included net income of $286 million, adjusted for $101 million of non-cash adjustments to reconcile net income to cash used in operating activities, net of a $380 million decrease in working capital.
The $420 million increase in cash from operations in the first six months of 2016 compared to the first six months of 2015 was primarily due to cash from operations from Legacy Towers Watson and Gras Savoye.
Cash Flows From/(Used In) Investing Activities
Cash flows from investing activities for the six months ended June 30, 2016 were $308 million, largely driven by $476 million of cash acquired as a result of our Merger with Towers Watson, which was a non-cash transaction as it was consummated through the issuance of shares. We also redeemed certain investments resulting in cash inflows of $22 million, which were offset by fixed asset purchases and capitalized costs of developing software for internal use totaling $134 million.
Cash flows used in investing activities of $248 million for the six months ended June 30, 2015 were driven by capital expenditures of $47 million and cash payments of $228 million for acquisitions, net of cash acquired. This was partially offset by proceeds from the disposal of operations, net of cash disposed, of $28 million.
Cash Flows (Used In)/From Financing Activities
Cash flows used in financing activities for the six months ended June 30, 2016 were $315 million. The primary drivers during the period were debt issuance of $2.0 billion, debt repayments of $1.8 billion, net payments on the revolving credit facility of $393 million, dividend payments of $67 million, and share repurchases of $38 million.

The debt issuance of $2.0 billion was primarily issuance of $450 million of senior notes due 2021, $550 million of senior notes due 2026, €540 million ($609 million) of senior notes due 2022 and a $400 million drawdown on the 1-year term loan facility.
The debt repayments of $1.8 billion were primarily $300 million repayment of senior notes due 2016, $400 million repayment of Legacy Towers Watson debt and repayments of $592 million and $400 million on the 1-year term loan facility.
Other financing cash flows during the six months ended June 30, 2016 included drawings of $1.1 billion and repayments of $1.5 billion, resulting in net repayment of $393 million, on the $800 million revolving credit facility.
Total cash dividends of $67 million were paid during the six months ended June 30, 2016.
Net cash provided by financing activities in the first half of 2015 was $104 million, primarily due to $220 million drawings on the revolving credit facility, cash receipts of $84 million from the issuance of shares, and $5 million excess tax benefits from share-based payment arrangements. These inflows were partially offset by total dividends paid, including dividends paid to noncontrolling interests, of $117 million, repurchase of shares of $79 million, and $8 million of mandatory repayments against the term loan.
Indebtedness
Total debt, total equity, and the capitalization ratio at June 30, 2016 and December 31, 2015 were as follows (millions, except percentages):

	June 30, 2016	December 31, 2015
	(in millions)
Long-term debt	$3,281	$2,278
Short-term debt and current portion of long-term debt	528	988
Total debt	3,809	3,266

Total Willis Towers Watson shareholders’ equity	$11,050	$2,229

Capitalization ratio	25.6%	59.4%
At June 30, 2016, mandatory debt repayments over the next twelve months include $394 million senior notes due 2017, scheduled repayments of $85 million on our term loan maturing in 2019, scheduled repayments of $22 million on our 7-year term loan and $27 million short-term borrowing under a bank overdraft arrangement.
On March 22, 2016, we issued $450 million of 3.500% senior notes due 2021 and $550 million of 4.400% senior notes due 2026. We used the net proceeds from this offering to: repay $300 million under our $800 million revolving credit facility (which was drawn to repay our 4.125% senior notes on March 15, 2016); repay the $400 million Tranche B under our 1-year term loan facility; pay down further amounts outstanding under our $800 million revolving credit facility; and pay related accrued interest.
On May 26, 2016, we issued €540 million ($609 million) of 2.125% senior notes due 2022. These 2022 Euro Bonds will mature on May 26, 2022. We used the net proceeds of this offering to repay Tranche A of the 1-year term loan and related accrued interest.
At June 30, 2016 and December 31, 2015, we were in compliance with all financial covenants.
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
At June 30, 2016 and December 31, 2015, we had fiduciary funds of $2.8 billion and $2.3 billion, respectively.
Share Repurchase Program
The Company is authorized to repurchase shares, by way of redemption, and will consider whether to do so from time to time, based on many factors, including market conditions. At June 30, 2016, approximately $491 million remains on the current open-ended repurchase authority. The maximum number of shares that may be repurchased based on the closing price of our Ordinary Shares on June 30, 2016 of $124.31 was 3,951,384. The Company intends to repurchase up to $262 million in Company shares during the remainder of 2016.
During the three and six months ended June 30, 2016, the Company had the following share repurchase activity:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Shares repurchased	302,614	302,614
Average price per share	$124.89	$124.89
Aggregate repurchase cost (excluding broker commissions)	$38 million	$38 million
Capital Commitments
Capital expenditures for fixed assets and software for internal use and capitalized software costs were $134 million for the first six months of 2016. Anticipated expenditures of capital funds for fixed assets and capitalized software costs are estimated to be around $170 million for the remainder of 2016. We expect cash from operations to adequately provide for these cash needs. There have been no material changes to our capital commitments since our Annual Report on Form 10-K filed with the SEC on February 29, 2016, except as discussed in Note 12 — Commitments and Contingencies.
Dividends
Total cash dividends of $67 million were paid during the six months ended June 30, 2016. In July 2016, the board of directors approved a quarterly cash dividend of $0.48 per share, which will be paid on or about October 17, 2016, consistent with our annual rate of $1.92 per share.
Off-Balance Sheet Arrangements and Contractual Obligations
Operating Leases. We lease office space and furniture under operating lease agreements with terms typically ranging from three to twenty years. We have determined that there is not a large concentration of leases that will expire in any one fiscal year. Consequently, management anticipates that any increase in future rent expense on leases will be mainly market-driven. We also lease cars and selected computer equipment under operating lease agreements. For acquired operating leases, intangible assets or liabilities have been recognized for the difference between the contractual cash obligations and the estimated market rates at the time of acquisition. These intangibles are amortized to rent expense but do not affect our contractual cash obligations. There have been no material changes to our operating lease obligations since we filed our Annual Report on Form 10-K with the SEC on February 29, 2016, except as discussed in Note 12 — Commitments and Contingencies.
Contractual Obligations. Material changes to our contractual obligations since we filed our Annual Report on Form 10-K with the SEC on February 29, 2016 are discussed in Note 9 — Debt, Note 11 — Retirement Benefits, and Note 12 — Commitments and Contingencies.
Non-GAAP Financial Measures
Effective from January 1, 2016, we have made changes to the non-GAAP financial measures that we use to provide additional meaningful methods of evaluating the Company’s financial performance and have replaced our underlying and organic measures with those described below.
These changes have been made as both a direct consequence of the Merger and to simplify and better align these measures with how we internally assess core performance and benchmark our operating results versus competitors.
In order to assist readers of our condensed consolidated financial statements in understanding the core operating results that Willis Towers Watson’s management uses to evaluate the business and for financial planning, we present non-GAAP measures. Willis Towers Watson’s management began using the following measures from the effective date of the Merger: (1) Adjusted Revenues, (2) Constant Currency Change, (3) Organic Change, (4) Adjusted Operating Income, (5) Adjusted EBITDA, (6) Adjusted Net Income, (7) Adjusted Diluted Earnings Per Share, (8) Adjusted Income Before Taxes, (9) Adjusted Income Taxes/Rate and (10) Free Cash Flow. The Company believes these measures are relevant and provide useful information widely used by analysts, investors and other interested parties in our industry to provide a baseline for evaluating and comparing our operating and liquidity results.

Within these measures, we have adjusted for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. These items include restructuring costs, integration and transaction expenses, the fair value adjustment to deferred revenue, gains or losses on our disposals of operations, our provision for the Stanford litigation and the Venezuelan currency devaluation.

•
Restructuring, integration and transaction costs - Management believes it is appropriate to adjust for restructuring, integration and transaction costs when they relate to a specific significant program with a defined set of activities and costs that are not expected to continue beyond a defined period of time. We believe the adjustment is necessary to present how the Company is performing, both now and in the future when these programs will have concluded.

•	Fair value adjustment to deferred revenue - Adjustment to normalize for the deferred revenue written down as part of the purchase accounting for the Merger.

•	Provision for Stanford litigation - The provision for the Stanford litigation matter, which we consider to be a non-ordinary course litigation matter.

•	Venezuelan currency devaluation - Foreign exchange losses incurred as a consequence of the Venezuelan government’s enforced changes to exchange rate mechanisms.
These measures are different than those reported in our Form 10-K for the year ended December 31, 2015 and filed with the SEC on February 29, 2016. Historical non-GAAP measures have been recalculated using management’s new metrics for the three and six months ended June 30, 2015 and are not necessarily the same figures reported in our previous filings.
These non-GAAP measures are not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies. Non-GAAP measures should be considered in addition to, and not as a substitute for, the information contained within our condensed consolidated financial statements.
The pro forma financial information is only for Willis and Towers Watson and does not include Gras Savoye or other merger or acquisition activity on a pro forma basis.
Adjusted Revenues
We consider Adjusted Revenues to be an important financial measure, which is used to internally evaluate and assess our core operations and to benchmark our operating results against our competitors. Adjusted Revenues presents comparable period-over-period comparisons of revenues by excluding the impact of purchase accounting rules.
Adjusted Revenues is defined as Total revenues adjusted for the fair value adjustment for deferred revenues that would otherwise have been recognized but for the purchase accounting treatment of these transactions. GAAP accounting requires the elimination of this revenue.
We’ve included the reconciliation of Total revenues to Adjusted Revenues in the table below, together with our reconciliation of the pro forma revenue change to the constant currency and organic changes.
Constant Currency Change and Organic Change
We evaluate our revenue on an as reported, constant currency and organic basis. We believe providing constant currency and organic information provides valuable supplemental information regarding our comparable results, consistent with how we evaluate our performance internally.

•
Constant Currency Change - Represents the year over year change in revenues excluding the impact of foreign currency fluctuations. To calculate this impact, the prior year local currency results are first translated using the current year monthly average exchange rates. The change is calculated by comparing the prior year revenues, translated at the current year monthly average exchange rates, to the current year as reported revenues, for the same period. We believe constant currency measures provide useful information to investors because they provide transparency to performance by excluding the effect that foreign currency exchange rate fluctuations have on period-over-period comparability given volatility in foreign currency exchange markets.

•
Organic Change - The organic presentation excludes both the impact of fluctuations in foreign currency exchange rates, as described above, as well as the period-over-period impact of acquisitions and divestitures. We believe that excluding acquisition-related items from our GAAP financial measures provides useful supplemental information to our investors, and it is important in illustrating what our core operating results would have been had we not incurred these acquisition-related items, since the nature, size and number of acquisitions can vary from period to period.

The constant currency and organic change results, and a reconciliation from the as reported results for consolidated revenues are included in the As Reported Financial Information section within this Form 10-Q. These results are also reported by segment in the Segment Revenue Analysis tables presented within this Form 10-Q.
A reconciliation of Total revenues to Adjusted Revenues for the three and six months ended June 30, 2016 and pro forma 2015, and a reconciliation of the pro forma revenue change to the constant currency and organic change for the three and six months ended June 30, 2016 is as follows:

	Three Months Ended June 30,
		Pro Forma		Components of Revenue Change
	2016	2015	Pro Forma Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	(in millions)
Total revenues	$1,949	$1,812	8%	(2)%	10%	6%	4%
Fair value adjustment for deferred revenue	26	—
Adjusted Revenues	$1,975	$1,812	9%	(2)%	11%	6%	5%

	Six Months Ended June 30,
		Pro Forma		Components of Revenue Change
	2016	2015	Pro Forma Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	(in millions)
Total revenues	$4,183	$3,824	10%	(2)%	12%	11%	1%
Fair value adjustment for deferred revenue	58	—
Adjusted Revenues	$4,241	$3,824	11%	(2)%	13%	11%	2%
Adjusted Operating Income
We consider Adjusted Operating Income to be an important financial measure, which is used to internally evaluate and assess our core operations and to benchmark our operating results against our competitors.
Adjusted Operating Income is defined as Income from Operations adjusted for amortization, restructuring costs, integration and transaction expenses, the fair value adjustment for deferred revenue and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results.
A reconciliation of Income from Operations to Adjusted Operating Income for the three and six months ended June 30, 2016 and pro forma three and six months ended June 30, 2015 is as follows:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
	Willis Towers Watson	Legacy Willis	Pro Forma Towers Watson (i)	Pro Forma Willis Towers Watson
	(in millions)
Income from operations	$136	$105	65	170
Adjusted for certain items:
Amortization	125	16	109	125
Restructuring costs	41	38	—	38
Integration and transaction expenses	29	14	—	14
Fair value adjustment for deferred revenue	26	—	—	—
Adjusted Operating Income	$357	$173	$174	$347

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
	Willis Towers Watson	Legacy Willis	Pro Forma Towers Watson (i)	Pro Forma Willis Towers Watson
	(in millions)
Income from operations	$462	$398	155	$553
Adjusted for certain items:
Amortization	286	30	218	248
Restructuring costs	66	69	—	69
Integration and transaction expenses	81	14	—	14
Provision for the Stanford litigation	50	—	—	—
Fair value adjustment for deferred revenue	58	—	—	—
Adjusted Operating Income	$1,003	$511	$373	$884
__________________________

i.	Includes pro forma adjustments made in the Supplementary Pro Forma Financial Information section in this Form 10-Q.
Adjusted Operating Income for the second quarter of 2016 was $357 million, compared to pro forma $347 million for the second quarter of 2015. The increase in Adjusted Operating Income for the second quarter of 2016 was primarily driven by the settlement with JLT of £28 million ($41 million) related to the Fine Arts and Jewellery team and the performance of our Exchange Solutions segment, partially offset by lower operating income from our Human Capital and Benefits and Corporate Risk and Broking segments.
Adjusted Operating Income for the first half of 2016 was $1,003 million, compared to pro forma $884 million for the first half of 2015. The increase in Adjusted Operating Income for the first half of 2016 was primarily driven by our acquisition of Gras Savoye and the settlement with JLT of £28 million ($41 million) related to the Fine Arts and Jewellery team.
Adjusted EBITDA
We consider Adjusted EBITDA to be an important financial measure, which is used to internally evaluate and assess our core operations, to benchmark our operating results against our competitors, and to evaluate and measure our performance based compensation plans.
Adjusted EBITDA is defined as Net Income adjusted for provision for income taxes, interest expense, depreciation and amortization, restructuring costs, integration and transaction expenses, the fair value adjustment for deferred revenue, gain on disposal of operations and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results.

A reconciliation of net income to Adjusted EBITDA for the three and six months ended June 30, 2016 and pro forma three and six months ended June 30, 2015 is as follows:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
	Willis Towers Watson	Legacy Willis	Pro Forma Towers Watson (i)	Pro Forma Willis Towers Watson
	(in millions)
NET INCOME	$76	$72	$44	$116
Provision for income taxes	19	19	15	34
Interest expense	47	35	5	40
Depreciation	44	23	17	40
Amortization	125	16	109	125
EBITDA	311	165	190	355
Restructuring costs	41	38	—	38
Integration and transaction expenses	29	14	—	14
Fair value adjustment for deferred revenue	26	—	—	—
Gain on disposal of operations	(1)	(6)	—	(6)
Adjusted EBITDA	$406	$211	$190	$401
__________________________

i.	Includes pro forma adjustments made in the Supplementary Pro Forma Financial Information section in this Form 10-Q.

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
	Willis Towers Watson	Legacy Willis	Pro Forma Towers Watson (i)	Pro Forma Willis Towers Watson
	(in millions)
NET INCOME	$321	$286	$93	$379
Provision for income taxes	37	75	46	121
Interest expense	93	68	12	80
Depreciation	87	45	34	79
Amortization	286	30	218	248
EBITDA	824	504	403	907
Restructuring costs	66	69	—	69
Integration and transaction expenses	81	14	—	14
Provision for the Stanford litigation	50	—	—	—
Fair value adjustment for deferred revenue	58	—	—	—
Gain on disposal of operations	(2)	(11)	—	(11)
Adjusted EBITDA	$1,077	$576	$403	$979
__________________________

i.	Includes pro forma adjustments made in the Supplementary Pro Forma Financial Information section in this Form 10-Q.
Adjusted EBITDA for the second quarter of 2016 was $406 million, compared to pro forma $401 million for the second quarter of 2015. The increase in Adjusted EBITDA for the second quarter of 2016 was primarily driven by the settlement with JLT of £28 million ($41 million) related to the Fine Arts and Jewellery team and the performance of our Exchange Solutions Segment, partially offset by the performance of our Human Capital and Benefits and Corporate Risk and Broking Segments. The second quarter is a seasonally weak quarter due to the low level of renewals for some lines of business, primarily related to Gras Savoye and Miller, where they had very strong renewals occur in the first quarter of the calendar year.  Portions of the consulting and administration businesses also have weaker performance in the second quarter of the calendar year due to seasonality.
Adjusted EBITDA for the first half of 2016 was $1,077 million, compared to pro forma $979 million for the first half of 2015. The increase in Adjusted EBITDA for the first half of 2016 was primarily driven by our acquisition of Gras Savoye and the settlement with JLT of £28 million ($41 million) related to the Fine Arts and Jewellery team. Due to seasonality quarter over quarter, we believe the first half of calendar 2016 is a more meaningful indicator of performance.
Adjusted Net Income and Adjusted Diluted Earnings Per Share
Adjusted Net Income is defined as Net Income Attributable to Willis Towers Watson adjusted for amortization, restructuring costs, integration and transaction expenses, the fair value adjustment of deferred revenue, gain on disposal of operations and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results and the related tax effect of those adjustments. This measure is used solely for the purpose of calculating adjusted diluted earnings per share.
Adjusted Diluted Earnings Per Share is used to internally evaluate and assess our core operations and to benchmark our operating results against our competitors. Adjusted Diluted Earnings Per Share is defined as Adjusted Net Income divided by the weighted average shares of common stock, diluted.
A reconciliation of net income attributable to Willis Towers Watson to adjusted diluted earnings per share for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30,
	2016	2015
	Willis Towers Watson	Legacy Willis
	(in millions, except per share amounts)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$72	$70
Adjusted for certain items (i):
Amortization	125	16
Restructuring costs	41	38
Integration and transaction expenses	29	14
Fair value adjustment for deferred revenue	26	—
Gain on disposal of operations	(1)	(6)
Venezuela currency devaluation	—	1
Tax effect on certain items listed above (iii)	(59)	(17)
Adjusted Net Income	$233	$116

Weighted average shares of common stock — diluted (ii)	140	69
Diluted earnings per share (ii)	$0.51	$1.01
Adjusted for certain items:
Amortization	0.89	0.23
Restructuring costs	0.29	0.55
Integration and transaction expenses	0.21	0.20
Fair value adjustment for deferred revenue	0.19	—
Gain on disposal of operations	(0.01)	(0.09)
Venezuela currency devaluation	—	0.02
Tax effect on certain items listed above (iii)	(0.42)	(0.24)
Adjusted Diluted Earnings Per Share	$1.66	$1.68

__________________________

i.
In the second quarter of 2016, Willis Towers Watson changed the manner in which adjusted items are presented in the reconciliation of Adjusted Net Income. This change resulted in adjusted items being presented on a pretax basis and the related tax impacts on adjusted items being aggregated into a separate line item. The adjusted items for prior periods presented were updated to conform to the current presentation.

ii.
Shares of common stock and diluted earnings per share for the three months ended June 30, 2015 have been retroactively adjusted to reflect the reverse stock split on January 4, 2016. See Note 3 — Merger and Acquisitions for further details.

iii.	The tax effect was calculated using the statutory tax rate applicable to the item being adjusted for in the jurisdiction from which each adjustment arises.

	Six Months Ended June 30,
	2016	2015
	Willis Towers Watson	Legacy Willis
	(in millions, except per share amounts)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$310	$280
Adjusted for certain items (i):
Amortization	286	30
Restructuring costs	66	69
Integration and transaction expenses	81	14
Provision for the Stanford litigation	50	—
Fair value adjustment for deferred revenue	58	—
Gain on disposal of operations	(2)	(11)
Venezuela currency devaluation	—	1
Tax effect on certain items listed above (iii)	(153)	(27)
Adjusted Net Income	$696	$356

Weighted average shares of common stock — diluted	138	69
Diluted earnings per share, as reported from continuing operations	$2.25	$4.06
Adjusted for certain acquisition related items:
Amortization	2.07	0.43
Restructuring costs	0.48	1.00
Integration and transaction expenses	0.59	0.20
Provision for the Stanford litigation	0.36	—
Fair value adjustment for deferred revenue	0.42	—
Gain on disposal of operations	(0.02)	(0.16)
Venezuela currency devaluation	—	0.02
Tax effect on certain items listed above (iii)	(1.11)	(0.39)
Adjusted Diluted Earnings Per Share	$5.04	$5.16

__________________________

i.
In the second quarter of 2016, Willis Towers Watson changed the manner in which adjusted items are presented in the reconciliation of Adjusted Net Income. This change resulted in adjusted items being presented on a pretax basis and the related tax impacts on adjusted items being aggregated into a separate line item. The adjusted items for prior periods presented were updated to conform to the current presentation.

ii.
Shares of common stock and diluted earnings per share for the six months ended June 30, 2015 have been retroactively adjusted to reflect the reverse stock split on January 4, 2016. See Note 3 — Merger and Acquisitions for further details.

iii.	The tax effect was calculated using the statutory tax rate applicable to the item being adjusted for in the jurisdiction from which each adjustment arises.
Adjusted Income Before Taxes and Adjusted Income Taxes/Rate
Adjusted Income Before Taxes is defined as Income from continuing operations before income taxes and interest in earnings of associates adjusted for amortization, restructuring costs, integration and transaction expenses, the fair value adjustment of deferred revenue, gain on disposal of operations and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results. Adjusted income before taxes is used solely for the purpose of calculating the adjusted income tax rate.
Adjusted Income Tax Rate is defined as Provision for income taxes adjusted for taxes on certain items of amortization, restructuring costs, integration and transaction expenses, the fair value adjustment of deferred revenue, gain on disposal of operations and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results, divided by Adjusted income before taxes. Adjusted income taxes is used solely for the purpose of calculating the Adjusted income tax rate.
Management believes the Adjusted income tax rate presents a rate of tax that is more closely aligned to the rate we would incur if not for the reduction of pretax income of the adjusted items, which are not core to our current and future operations.

A reconciliation of income from continuing operations before income taxes and interest in earnings of associates to adjusted income and provision for income taxes to adjusted income taxes for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
	(in millions, except tax rates)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	$95	$357
Adjusted for certain items:
Amortization	125	286
Restructuring costs	41	66
Integration and transaction expenses	29	81
Provision for the Stanford litigation	—	50
Fair value adjustment for deferred revenue	26	58
Gain on disposal of operations	(1)	(2)
Adjusted income before taxes	$315	$896

Provision for income taxes	$19	$37
Tax effect on certain items listed above (i)	59	153
Adjusted income taxes	$78	$190
Tax
GAAP tax rate (ii)	20.6%	10.4%
Adjusted income tax rate (ii)	25.1%	21.2%
__________________________

i.	The tax effect and effective tax rate was calculated using the statutory tax rate applicable to the item being adjusted for in the jurisdiction from which each adjustment arises.

ii.
These effective tax rates are calculated using extended values from our condensed consolidated statement of operations or this reconciliation, and are therefore more precise tax rates than can be calculated from rounded values.

Free Cash Flow
Free Cash Flow is used to evaluate our liquidity, and is defined as cash flows from operating activities less cash used to purchase fixed assets and software for internal use. Free Cash Flow is a liquidity measure and is not meant to represent residual cash flow available for discretionary expenditures.
A summary of our cash flows from operating, investing and financing activities, along with a reconciliation of cash flows from operating activities to Free Cash Flow is as follows:

	Six Months Ended June 30,
	2016	2015
	Willis Towers Watson	Legacy Willis
	(in millions)
Net cash from operating activities	$427	$7
Net cash from/(used in) investing activities	308	(248)
Net cash (used in)/from financing activities	(315)	104

Net cash from operating activities	$427	$7
Less: Additions to fixed assets and software for internal use	(92)	(47)
Free Cash Flow	$335	$(40)
Free cash flow for the six months ended June 30, 2016 was $335 million, compared to negative free cash flow of $40 million for the six months ended June 30, 2015. The $420 million increase in cash from operations in the first six months of 2016 compared to the first six months of 2015 was the primary driver for the increase in free cash flow period-over-period, and was primarily due to cash from operations from Legacy Towers Watson and Gras Savoye.
Critical Accounting Policies and Estimates
The accounting estimates or assumptions that management considers to be the most important to the presentation of our financial condition or operating performance are discussed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Management has identified the following additional information as critical to understanding our estimates recorded during the six months ended June 30, 2016, primarily related to our Merger with Towers Watson.
Pension Assumptions
On January 4, 2016, in connection with our Merger with Towers Watson, we acquired additional defined benefit and post-retirement welfare plans (‘PRW’). We acquired total plan assets of approximately $3.7 billion and projected benefit obligations of approximately $4.6 billion. The funded status for each of the acquired plans has been included in the preliminary values of identifiable assets acquired, and liabilities assumed as disclosed in Note 3 — Merger and Acquisitions, and represents $67 million of pension assets recorded in pension benefit assets and $914 million of pension liabilities recorded in pension and postretirement liabilities.
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
United Kingdom
Legacy Towers Watson U.K. defined benefit pension plan – Benefit accruals earned under a Legacy Watson Wyatt defined benefit plan (predominantly pension benefits) ceased on February 28, 2015, although benefits earned prior to January 1, 2008 retain a link to salary until the employee leaves the Company.  Benefit accruals earned under a Legacy Towers Perrin defined benefit plan (predominantly lump sum benefits) were frozen on March 31, 2008.  All employees now accrue defined contribution benefits.
Other
In addition to the Legacy Towers Watson U.S. and U.K. defined benefit pension plans, we acquired smaller defined benefit pension plans in Canada, Germany, Ireland and the Netherlands.
Post-retirement Welfare Plan
Legacy Towers Watson Post-retirement Benefits – We provide certain health care and life insurance benefits for retired employees. The principal plans cover colleagues in the U.S. and Canada who have met certain eligibility requirements. Our principal post-retirement benefit plans are primarily unfunded. Retiree medical benefits provided under our U.S. post-retirement benefit plans were closed to new hires effective January 1, 2011. Life insurance benefits under the plans were frozen with respect to service, eligibility and amounts as of January 1, 2012 for active employees.
The determination of the Company’s obligations and annual expense under the plans is based on a number of assumptions that, given the longevity of the plans, are long-term in focus. A change in one or a combination of these assumptions could have a material impact on our pension benefit obligation (‘PBO’) and related cost. Any difference between actual and assumed results is amortized into pension cost over the average remaining service period of participating colleagues. Willis Towers Watson considers several factors prior to the start of each fiscal year when determining the appropriate annual assumptions, including economic forecasts, relevant benchmarks, historical trends, portfolio composition and peer company comparisons.
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
Goodwill and Intangible Assets
In applying the acquisition method of accounting for business combinations, amounts assigned to identifiable assets and liabilities acquired were based on estimated fair values as of the date of acquisition, with the remainder recorded as goodwill. Intangible assets are initially valued at fair value using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. Intangible assets with indefinite lives are tested for impairment annually as of October 1, and whenever indicators of impairment exist. The fair value of the intangible assets is compared with their carrying value and an impairment loss would be recognized for the amount by which the carrying amount exceeds the fair value. Goodwill is tested for impairment annually as of October 1, and whenever indicators of impairment exist. Goodwill is tested at the reporting unit level, and the Company had seven reporting units effective from our segment reorganization during the second quarter of 2016. See Note 4 — Segment Information for additional information.
Due to the segment reorganization, we evaluated the reporting units for indicators of impairment through June 30, 2016 and have not identified indicators of possible impairment. We will complete our annual impairment test as of October 1, 2016.
Recent Accounting Pronouncements
Information regarding new accounting standards and their impact on the condensed consolidated financial statements is set forth in Note 2 — Basis of Presentation and Significant Accounting Policies of this Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have considered changes in our exposure to market risks during the six months ended June 30, 2016, including additional exposures to market risks as a consequence of the Merger, and we have determined that there have been no material changes to our exposure to market risks from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 29, 2016.
Given the significant change in foreign exchange rates at the end of the second quarter of 2016 caused by the U.K.’s decision to leave the European Union, we are providing certain updated information with regard to our foreign exchange risk as of June 30, 2016:

Foreign Exchange Risk
Because of the large number of countries and currencies we operate in, movements in currency exchange rates may affect our results.
We report our operating results and financial condition in U.S. dollars. Our U.S. operations earn revenue and incur expenses primarily in U.S. dollars. Outside the United States, we predominantly generate revenues and expenses in the local currency with the exception of our London market operations which earn revenues in several currencies but incur expenses predominantly in Pounds sterling.
The table below gives our revenues and expenses by currency for the first half of 2016.

	U.S. dollars	Pounds sterling	Euros	Other currencies
Revenues	54%	14%	16%	16%
Expenses	47%	21%	14%	18%
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2016, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined by Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that the information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure. The scope of management’s assessment of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2016 includes all of the Company’s consolidated operations except for those disclosure controls and procedures of Gras Savoye that are subsumed by internal control over financial reporting. The Company acquired Gras Savoye on December 29, 2015.  Gras Savoye is included in our 2015 consolidated financial statements and represented approximately 10% of our total assets as of December 31, 2015 and 0% of our total revenues for the year ended December 31, 2015.
There have been no changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1, regarding our legal proceedings is incorporated by reference herein from Note 12 — Commitments and Contingencies - Legal Proceedings of the notes to the condensed consolidated financial statements in this Form 10-Q for the quarter ended June 30, 2016.
ITEM 1A. RISK FACTORS
Except as described below, there are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016. We urge you to read the risk factors contained in our Annual Report.
The vote in the United Kingdom to leave the European Union could adversely affect us.
On an annual basis, approximately 20% of our revenue is generated in the U.K., although only about 12% of revenues are denominated in Pounds sterling as much of the insurance business is transacted in U.S. dollars. Approximately 20% of our expenses are denominated in Pounds sterling. In a referendum held in June 2016, a majority of voters in the U.K. voted in favor of the U.K. leaving the E.U. At this time, we are not able to predict the impact that the result of this vote will have on the economy; economic, regulatory and political stability; and market conditions in Europe, including in the U.K., or on Pounds sterling, Euro or other European currencies, but any such impacts and others we cannot currently anticipate could materially adversely affect us and our operations. Among other things, we could experience:  lower growth in the region due to indecision as businesses hold off on generating new projects or due to adverse market conditions; and reduced reported revenues and earnings because foreign currencies may translate into fewer U.S. dollars due to the fact that we translate revenue denominated in non-U.S. currency such as Pounds sterling into U.S. dollars for our financial statements. In addition, there can be no assurance that our hedging strategies will be effective.
It is expected that the British government will begin negotiating the terms of the U.K.'s future relationship with the E.U. over the next two years. Although it is unknown and we cannot anticipate what those terms will be, they may result in greater restrictions on business between the U.K. and E.U. countries and increased regulatory complexities. There is also uncertainty regarding how the U.K.'s access to the E.U. Single Market and the wider trading, legal, regulatory, tax and labor environments, especially in the U.K. and E.U., will be impacted, including the resulting impact on our business and that of our clients. Any such changes may adversely affect our operations and financial results.  For example, any changes to the passporting or other regulations relating to doing business in various E.U. countries by relying on a regulatory permission in the U.K. (or doing business in the U.K. by relying on a regulatory permission in an E.U. country) could increase our costs of doing business, or our ability to do so.  As another example, changes in labor laws may impact the ability to hire and retain non-U.K. staff in the U.K. or U.K. staff in the E.U.   In addition, the outcome of the referendum has created uncertainty with regard to the regulation of data protection in the U.K. Among other things, it is unclear whether the U.K. will enact legislation similar to the pending European General Data Protection Regulation post-Brexit, and how data transfers to and from the U.K. will be regulated. A change in such regulations, or other regulations, could increase our costs of doing business, or in some cases our ability to do business, and adversely impact our operations and financial results.
Data security breaches or improper disclosure of confidential company or personal data could result in material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.
We depend on information technology networks and systems to process, transmit and store electronic information and to communicate among our locations around the world and with our alliance partners and clients. Additionally, one of our significant responsibilities is to maintain the security and privacy of our clients’ confidential and proprietary information and the personal data of their customers and/or employees. Our information systems, and those of our third-party service providers and vendors, are vulnerable to an increasing threat of continually evolving cybersecurity risks.  Computer viruses, hackers and other external hazards, as well as improper or inadvertent staff behavior could expose confidential company and personal data systems and information to security breaches.
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

Unauthorized parties may attempt to gain access to our information technology networks and systems or our information through fraud or other means of deceiving our colleagues, third-party service providers or vendors. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are also constantly changing and evolving; continue to become more advanced and complex; and may be difficult to anticipate or detect. We have implemented and regularly review and update processes and procedures to protect against unauthorized access to or use of secured data and to prevent data loss. However, the ever-evolving threats mean we and our third-party service providers and vendors must continually evaluate and adapt our respective systems and processes, and there is no guarantee that they will be adequate to safeguard against all data security breaches or misuses of data. Any future significant compromise or breach of our data security, whether external or internal, or misuse of client, colleague, supplier or Company data, could result in additional significant costs, lost revenue opportunities, fines, lawsuits, and damage to our reputation.
We are subject to numerous U.S. and foreign jurisdiction laws and regulations designed to protect this information, such as the European Union Directive on Data Protection and various U.S. federal and state laws governing the protection of health or other individually identifiable information. Laws and regulations in this area are evolving and generally becoming more stringent. Further, a U.K. exit from the E.U. will increase uncertainty regarding applicable laws and regulations pending more clarity on the terms of that exit. If any person, including any of our colleagues, fails to comply with, disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, fines or criminal prosecution. Unauthorized disclosure of sensitive or confidential client or employee data, whether through systems failure, accident, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems or those we develop for our clients, whether by our colleagues or third parties, could result in significant additional expenses (including expenses relating to notification of data security breaches and costs of credit monitoring services), negative publicity, legal liability and damage to our reputation, as well as require substantial resources and effort of management, thereby diverting management’s focus and resources from business operations.
We have experienced a number of data incidents, resulting from human error as well as attempts at unauthorized access to our systems, none of which have been material to our business or our clients. We maintain policies, procedures and technological safeguards designed to protect the security and privacy of this information. However, we cannot entirely eliminate the risk of data security breaches, improper access to or disclosure of confidential company or personally identifiable information. Our technology may fail to adequately secure the private information we hold and protect it from theft, computer viruses, hackers or inadvertent loss. In such circumstances, we may be held liable to our clients, which could result in legal liability or impairment to our reputation resulting in increased costs or loss of revenue. Further, data privacy, information security, identity theft, and related computer and internet issues are matters of growing public concern and are subject to frequently changing rules and regulations. Our failure to adhere to or successfully implement processes in response to changing customer expectations and legal or regulatory requirements in this area, including changing legal or regulatory requirements that may be developed or revised due to the vote in the U.K. to leave the E.U., could result in legal liability or impairment to our reputation or business.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
The Company is authorized to repurchase shares, by way of redemption, and will consider whether to do so from time to time, based on many factors, including market conditions.
The following table presents specified information about the Company’s repurchases of ordinary shares in the second quarter and the Company’s repurchase authority.

Period	Total number of shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (i)
April 1, 2016 through April 30, 2016	—	$—	—	$4,253,998
May 1, 2016 through May 31, 2016	—	—	—	4,253,998
June 1, 2016 through June 30, 2016	302,614	124.89	302,614	3,951,384
	302,614	$124.89	302,614	$3,951,384
____________________

(i)
The maximum number of shares that may yet be purchased under the existing stock repurchase plan is 3,951,384. At June 30, 2016, approximately $491 million remains on the current open-ended repurchase authority. An estimate of the maximum number of shares under the existing authority was determined using the closing price of our Ordinary Shares on June 30, 2016 of $124.31.

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
Since January 1, 2015, Gras Savoye, a non-U.S. affiliate of Willis Towers Watson, has acted as the broker for the Iranian Embassy in Paris, placing health insurance with a local insurance company for the diplomatic staff and handling the related claims administration.   The policy renewed automatically on January 1, 2016 for another year.   Premium payments are made quarterly, and a premium payment of €59,712 was received by Gras Savoye on April 29, 2016.  Gras Savoye will retain a commission of €10,064 from this payment.   Health benefits of approximately €47,710 were paid to beneficiaries during the second quarter of 2016.  It is anticipated that Gras Savoye will continue these activities to the extent permitted under applicable law for the remainder of 2016.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
4.1
Fourth Supplemental Indenture, dated as of May 26, 2016, among Trinity Acquisition plc, as issuer, Willis Towers Watson Public Limited Company, Willis Towers Watson Sub Holdings Limited, Willis Netherlands Holdings B.V., Willis Investment U.K. Holdings Limited, TA I Limited, WTW Bermuda Holdings Ltd., Willis Group Limited and Willis North America Inc., as guarantors, Wells Fargo Bank, National Association, as trustee, and Elavon Financial Services Limited, U.K. Branch, as paying agent (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company on May 26, 2016 (SEC File No. 001-16503))

10.1
Willis Towers Watson Public Limited Company 2012 Equity Incentive Plan (incorporated by reference to Exhibit A to the Definitive Proxy Statement on Schedule 14A filed by the Company on April 27, 2016 (SEC File No. 001-16503))†

10.2
Willis Towers Watson Public Limited Company Amended and Restated 2010 North American Employee Stock Purchase Plan (incorporated by reference to Exhibit B to the Definitive Proxy Statement on Schedule 14A filed by the Company on April 27, 2016 (SEC File No. 001-16503))†

10.3
Third Amendment to Revolving Note and Cash Subordination Agreement, dated as of April 27, 2016, among Willis Securities, Inc., SunTrust Bank, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on April 28, 2016 (SEC File No. 001-16503))

10.4
Supplemental Restricted Share Unit Award Agreement, by and between Willis Towers Watson Public Limited Company and John J. Haley, dated as of June 14, 2016 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on June 16, 2016 (SEC File No. 001-16503))†

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

Willis Towers Watson Public Limited Company
(Registrant)

/s/ John J. Haley		August 9, 2016
Name:	John J. Haley	Date
Title:	Chief Executive Officer

/s/ Roger F. Millay		August 9, 2016
Name:	Roger F. Millay	Date
Title:	Chief Financial Officer

/s/ Susan D. Davies		August 9, 2016
Name:	Susan D. Davies	Date
Title:	Principal Accounting Officer and Controller