Form 10-Q
period 2016-09-30
WILLIS TOWERS WATSON PLC
filed 2016-11-07
CIK 1140536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐      No  ☑
As of November 2, 2016, there were outstanding 136,746,409 ordinary shares, nominal value $0.000304635 per share, of the registrant.

WILLIS TOWERS WATSON
INDEX TO FORM 10-Q
For the Three and Nine Months Ended September 30, 2016

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

•
the risk that the Stanford litigation settlement will not be approved, the risk that the bar order may be challenged in other jurisdictions, and the deductibility of the charge relating to the settlement;

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

•	our ability to obtain financing on favorable terms or at all;

•	adverse changes in our credit ratings;

•	the possibility that the anticipated benefits from the Merger cannot be fully realized or may take longer to realize than expected;

•	our ability to retain and hire key personnel;

•	a decline in the defined benefit pension plan market;

•	various claims, government inquiries or investigations or the potential for regulatory action;

•	failure to protect client data or breaches of information systems;

•	reputational damage;

•	disasters or business continuity problems;

•	clients choosing to reduce or terminate the services provided by us;

•	fluctuation in revenues against our relatively fixed expenses;

•	management of client engagements;

•	technological change;

•	the inability to protect intellectual property rights, or the potential infringement upon the intellectual property rights of others;

•	increases in the price of, or difficulty of obtaining, insurance;

•	fluctuations in our pension liabilities;

•	loss of, failure to maintain, or dependence on certain relationships with insurance carriers;

•	changes and developments in the United States healthcare system;

•	the availability of tax-advantaged consumer-directed benefits to employers and employees;

•	reliance on third-party services;

•	our holding company structure could prevent us from being able to receive dividends or other distributions in needed amounts from our subsidiaries;

•	changes in accounting estimates and assumptions; and

•	changes in the market price of our shares.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

WILLIS TOWERS WATSON
Condensed Consolidated Statements of Operations
(In millions of U.S. dollars, except per share data)
(Unaudited)

	Note	Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
Revenues
Commissions and fees		$1,761	$841	$5,874	$2,839
Interest and other income		16	5	86	16
Total revenues		1,777	846	5,960	2,855
Costs of providing services
Salaries and benefits		1,119	570	3,519	1,698
Other operating expenses		370	177	1,171	516
Depreciation		45	25	132	70
Amortization	7	157	23	443	53
Restructuring costs	5	49	24	115	93
Integration expenses		36	—	117	—
Total costs of providing services		1,776	819	5,497	2,430
Income from operations		1	27	463	425
Interest expense		45	35	138	103
Other expense/(income), net		14	(9)	26	(26)
(LOSS)/INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES		(58)	1	299	348
(Benefit from)/provision for income taxes	6	(26)	(112)	11	(37)
(LOSS)/INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES		(32)	113	288	385
Interest in earnings of associates, net of tax		1	3	2	17
NET (LOSS)/INCOME		(31)	116	290	402
(Income)/loss attributable to non-controlling interests		(1)	1	(12)	(5)
NET (LOSS)/INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON		$(32)	$117	$278	$397

(LOSS)/EARNINGS PER SHARE (i)
Basic (loss)/earnings per share	15	$(0.23)	$1.72	$2.03	$5.84
Diluted (loss)/earnings per share	15	$(0.23)	$1.70	$2.00	$5.75

Cash dividends declared per share (i)		$0.48	$0.82	$1.44	$2.46

(i)
Basic and diluted earnings per share, and cash dividends declared per share, for the three and nine months ended September 30, 2015 have been retroactively adjusted to reflect the reverse stock split on January 4, 2016. See Note 3 — Merger and Acquisitions for further details.

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON
Condensed Consolidated Statements of Comprehensive (Loss)/Income
(In millions of U.S. dollars)
(Unaudited)

	Note	Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
NET (LOSS)/INCOME		$(31)	$116	$290	$402
Other comprehensive (loss)/income, net of tax:
Foreign currency translation	14	(38)	(76)	(127)	(118)
Defined pension and post-retirement benefit costs	14	3	20	6	233
Gains and losses on cash flow hedges	14	(7)	(30)	(73)	(10)
Other comprehensive (loss)/income, net of tax, before non-controlling interests		(42)	(86)	(194)	105
Comprehensive (loss)/income before non-controlling interests		(73)	30	96	507
Less: Comprehensive loss/(income) attributable to non-controlling interest		1	5	(2)	2
Comprehensive (loss)/income attributable to Willis Towers Watson		$(72)	$35	$94	$509
See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON
Condensed Consolidated Balance Sheets
(In millions of U.S. dollars, except share data)
(Unaudited)

	Note	September 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents		$767	$532
Fiduciary assets		11,604	10,458
Accounts receivable, net	13	2,043	1,258
Prepaid and other current assets	13	319	255
Total current assets		14,733	12,503
Fixed assets, net		811	563
Goodwill	7	10,483	3,737
Other intangible assets, net	7	4,589	1,115
Pension benefits assets		857	623
Other non-current assets	13	328	298
Total non-current assets		17,068	6,336
TOTAL ASSETS		$31,801	$18,839
LIABILITIES AND EQUITY
Fiduciary liabilities		$11,604	$10,458
Deferred revenue and accrued expenses		1,282	752
Short-term debt and current portion of long-term debt	9	519	988
Other current liabilities	13	812	603
Total current liabilities		14,217	12,801
Long-term debt	9	3,267	2,278
Liability for pension benefits		1,089	279
Deferred tax liabilities		1,137	240
Provision for liabilities		593	295
Other non-current liabilities	13	544	533
Total non-current liabilities		6,630	3,625
TOTAL LIABILITIES		20,847	16,426
COMMITMENTS AND CONTINGENCIES	12	—	—
REDEEMABLE NONCONTROLLING INTEREST		53	53
EQUITY
Ordinary shares, $0.000304635 nominal value; Authorized: 1,510,003,775; Issued 137,206,851 shares in 2016 and 68,624,892 in 2015		—	—
Ordinary shares, €1 nominal value; Authorized: 40,000; Issued 40,000 shares in 2016 and 2015		—	—
Preference shares, $0.000115 nominal value; Authorized: 1,000,000,000; Issued nil shares in 2016 and 2015		—	—
Additional paid-in capital		10,536	1,672
Retained earnings		1,455	1,597
Accumulated other comprehensive loss, net of tax	14	(1,221)	(1,037)
Treasury shares, at cost, 17,519 shares in 2016 and 2015, and 40,000 shares, €1 nominal value, in 2016 and 2015		(3)	(3)
Total Willis Towers Watson shareholders’ equity		10,767	2,229
Noncontrolling interests		134	131
Total equity		10,901	2,360
TOTAL LIABILITIES AND EQUITY		$31,801	$18,839
See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON
Condensed Consolidated Statements of Cash Flows
(In millions of U.S. dollars)
(Unaudited)

		Nine Months Ended September 30,
	Note	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME		$290	$402
Adjustments to reconcile net income to total net cash from operating activities:
Depreciation		132	70
Amortization	7	443	53
Net periodic benefit of defined benefit pension plans		(68)	(54)
Provision for doubtful receivables from clients		25	3
Benefit from deferred income taxes		(120)	(71)
Share-based compensation		94	46
Non-cash foreign exchange (gain)/loss		(23)	34
Net gain on disposal of operations and fixed and intangible assets		—	(30)
Other, net		15	(13)
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable		20	(55)
Fiduciary assets		(1,076)	(1,109)
Fiduciary liabilities		1,076	1,109
Other assets		(211)	(107)
Other liabilities		(61)	(157)
Movement on provisions		72	(8)
Net cash from operating activities		608	113
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use		(151)	(100)
Capitalized software costs		(64)	—
Acquisitions of operations, net of cash acquired		476	(293)
Net proceeds from sale of operations		—	45
Other, net		22	—
Net cash from/(used in) investing activities		283	(348)
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net (repayments)/borrowings on revolving credit facility		(389)	420
Senior notes issued		1,606	—
Proceeds from issue of other debt		404	—
Debt issuance costs		(14)	(1)
Repayments of debt		(1,861)	(159)
Repurchase of shares		(222)	(82)
Proceeds from issuance of shares and excess tax benefit		44	100
Payments of deferred and contingent consideration related to acquisitions		(64)	—
Dividends paid		(133)	(165)
Acquisitions of and dividends paid to noncontrolling interests		(17)	(19)
Net cash (used in)/from financing activities		(646)	94
INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS		245	(141)
Effect of exchange rate changes on cash and cash equivalents		(10)	(28)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		532	635
CASH AND CASH EQUIVALENTS, END OF PERIOD		$767	$466

Supplemental disclosures:
Cash paid for interest	$135	$123
Cash paid for income taxes, net	$139	$67
Issuance of shares and assumed awards in connection with the Merger	$8,723	$—
See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON
Condensed Consolidated Statements of Changes in Equity
(In millions of U.S. dollars and numbers of shares in thousands)
(Unaudited)

	Shares outstanding (i)(thousands)	Ordinary shares and APIC (ii)	Retained Earnings	Treasury Shares	AOCL (iii)	Total WTW shareholders’ equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling interests (iv)	Total
Balance as of December 31, 2014	67,460	$1,524	$1,530	$(3)	$(1,066)	$1,985	$22	$2,007	$59
Shares repurchased	(646)	—	(82)	—	—	(82)	—	(82)	—
Net income	—	—	397	—	—	397	3	400	2	$402
Dividends	—	—	(168)	—	—	(168)	(10)	(178)	(5)
Other comprehensive income/(loss)	—	—	—	—	112	112	(3)	109	(4)	$105
Issue of shares under employee stock compensation plans (related tax benefit of $4)	1,135	100	—	—	—	100	—	100	—
Share-based compensation	—	46	—	—	—	46	—	46	—
Additional noncontrolling interest	—	(3)	—	—	—	(3)	81	78	—
Foreign currency translation	—	6	—	—	—	6	—	6	—
Balance as of September 30, 2015	67,949	$1,673	$1,677	$(3)	$(954)	$2,393	$93	$2,486	$52

Balance as of December 31, 2015	68,625	$1,672	$1,597	$(3)	$(1,037)	$2,229	$131	$2,360	$53
Shares repurchased	(1,791)	—	(222)	—	—	(222)	—	(222)	—
Net income	—	—	278	—	—	278	6	284	6	$290
Dividends	—	—	(198)	—	—	(198)	(8)	(206)	(4)
Other comprehensive (loss)/income	—	—	—	—	(184)	(184)	(8)	(192)	(2)	$(194)
Issue of shares under employee stock compensation plans (related tax benefit of $1)	873	44	—	—	—	44	—	44	—
Issue of shares for acquisitions	69,500	8,686	—	—	—	8,686	—	8,686	—
Replacement share-based compensation awards issued on acquisition	—	37	—	—	—	37	—	37	—
Share-based compensation	—	94	—	—	—	94	—	94	—
Additional noncontrolling interests	—	5	—	—	—	5	13	18	—
Foreign currency translation	—	(2)	—	—	—	(2)	—	(2)	—
Balance as of September 30, 2016	137,207	$10,536	$1,455	$(3)	$(1,221)	$10,767	$134	$10,901	$53
_____________________________________________

(i)
The nominal value of the ordinary shares and the number of ordinary shares issued in the nine months ended September 30, 2015 have been retrospectively adjusted to reflect the reverse stock split on January 4, 2016. See Note 3 — Merger and Acquisitions for further details.

(ii)	Additional paid-in capital (‘APIC’)

(iii)	Additional other comprehensive loss, net of tax (‘AOCL’)

(iv)
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
In our capacity as an advisor and insurance and reinsurance broker, the Company acts as an intermediary between clients and insurance carriers by advising clients on risk management requirements, helping clients determine the best means of managing risk, and negotiating and placing insurance risk with insurance carriers through the Company’s global distribution network.
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
The accompanying unaudited quarterly condensed consolidated financial statements of Willis Towers Watson and our subsidiaries are presented in accordance with the rules and regulations of the Securities and Exchange Commission (‘SEC’) for quarterly reports on Form 10-Q and therefore do not include all of the information and notes required by U.S. generally accepted accounting principles (‘GAAP’). We have reclassified certain prior period amounts to conform to current period presentation. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial statements and results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements should be read together with the Willis Towers Watson audited consolidated financial statements and notes thereto attached as Exhibit 99.1 to the Form 8-K filed with the SEC on March 10, 2016, which may be accessed via EDGAR on the SEC’s web site at www.sec.gov.
The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that can be expected for the entire year. The results reflect certain estimates and assumptions made by management including those estimates used in calculating acquisition consideration and fair value of tangible and intangible assets and liabilities, professional liability claims, estimated bonuses, valuation of billed and unbilled receivables, and anticipated tax liabilities that affect the amounts reported in the condensed consolidated financial statements and related notes.
Significant Accounting Policies
The significant accounting policies listed below are an enhancement of the accounting policies disclosed in the Company’s audited consolidated financial statements attached as Exhibit 99.1 to the Form 8-K filed with the SEC on March 10, 2016. These policies and estimates have been added or amended due to the Merger.
Accounts Receivable — Accounts receivable includes both billed and unbilled receivables and is stated at estimated net realizable values. Allowances for billed receivables are recorded, when necessary, in an amount considered by management to be sufficient to meet probable future losses related to uncollectible accounts. Accrued and unbilled receivables are stated at net realizable value which includes an allowance for accrued and unbillable amounts.

Revenue Recognition — Revenue includes insurance commissions, fees in lieu of commission, fees for consulting services rendered, hosted and delivered software, survey sales, investment income and other income.
Revenue recognized in excess of billings is recorded as unbilled accounts receivable. Cash collections in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are met. Client reimbursable expenses, including those relating to travel, other out-of-pocket expenses and any third-party costs, are included in revenue, and an equivalent amount of reimbursable expenses is included in other operating expenses.
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
Revenue for fixed-fee arrangements is based upon the proportional performance method to the extent estimates can be made of the remaining work required under the arrangement. If we do not have sufficient information to estimate proportional performance, we recognize the fees straight-line over the contract period. We typically have four types of fixed-fee arrangements: annual recurring projects, projects of a short duration, stand-ready obligations and non-recurring system projects:

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

•
Non-recurring system projects. These projects are longer in duration and subject to more changes in scope as the project progresses. Certain software or outsourced administration contracts generally provide that, if the client terminates a contract, we are entitled to payment for services performed through termination.

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

The Company continues to update our assessment of the impact of the standard and related updates to the consolidated financial statements, and will note material impacts when known.

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
In August 2016, the FASB issued ASU 2016-15 ‘Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments’, which amends guidance on presentation and classification of eight specific cash flow issues with the objective of reducing diversity in practice. The ASU becomes effective for the Company at the beginning of 2018. Early adoption is permitted and any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.
Adopted
In June 2014, the FASB issued ASU No. 2014-12 ‘Stock Compensation’, which sets out the guidance where share-based payment awards granted to employees required specific performance targets to be achieved in order for employees to become eligible to vest in the awards and such performance targets could be achieved after an employee completes the requisite service period. The amendment in this update requires a performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition. The Company adopted this standard on January 1, 2016. The adoption has no material impact on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16 ‘Simplifying the Accounting for Measurement-Period Adjustments’ in relation to business combinations, which requires that an acquirer recognize adjustments to provisional amounts that are identified in the measurement period in the reporting period in which the adjustment amounts are determined. The Company adopted this standard on January 1, 2016. Adjustments made to provisional amounts related to business combinations are reflected in the condensed consolidated financial statements and disclosed in Note 3 — Merger and Acquisitions and Note 7 — Goodwill and Intangible Assets to these condensed consolidated financial statements.
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
Towers Watson was a leading global professional services firm operating throughout the world, dating back more than 100 years. The Merger allows the combined firm to go to market with complementary strategic product and services offerings.
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
On December 30, 2015, all Towers Watson treasury stock was canceled.
The Merger was accounted for using the acquisition method of accounting with Willis considered the accounting acquirer of Towers Watson.
The table below presents the preliminary calculation of aggregate Merger Consideration.

January 4, 2016
Number of shares of Towers Watson common stock outstanding as of January 4, 2016	69 million
Exchange ratio	2.6490
Number of Willis Group Holdings shares issued (prior to reverse stock split)	184 million
Willis Group Holdings price per share on January 4, 2016	$47.18
Fair value of 184 million Willis ordinary shares	$8,686
Value of equity awards assumed (i)	37
Preliminary estimated aggregate Merger Consideration	$8,723
______________________________

(i)	See the section below titled “Acquired Share-Based Compensation Plans” for a description of these awards and their impact on Merger Consideration.

A summary of the preliminary fair values of the identifiable assets acquired, and liabilities assumed, of Towers Watson at January 4, 2016 are summarized in the following table.

January 4, 2016
Cash and cash equivalents	$476
Accounts receivable, net	825
Other current assets	95
Fixed assets, net	204
Goodwill	6,753
Other intangible assets	3,991
Pension benefits assets	67
Other non-current assets	83
Deferred tax liabilities	(1,123)
Liability for pension benefits	(914)
Other current liabilities (i)	(702)
Other non-current liabilities (ii)	(276)
Long term debt, including current portion (iii)	(740)
Net assets acquired	8,739
Noncontrolling interests acquired	(16)
Allocated Aggregate Merger Consideration	$8,723
______________________________

(i)	Includes $347 million in accounts payable, accrued liabilities and deferred revenue, $351 million in employee-related liabilities and $4 million in other current liabilities.

(ii)	Includes acquired contingent liabilities of $242 million. See Note 12 — Commitments and Contingencies for a discussion of our material acquired contingencies related to Legacy Towers Watson.

(iii)
Represents both debt due upon change of control of $400 million, borrowed to repay both Towers Watson’s term loan ($188 million) and revolving credit facility ($212 million), and an additional draw down in December 2015 under a new term loan of $340 million. The $400 million debt was repaid by Willis borrowings under the 1-year term loan facility on January 4, 2016. The $340 million new term loan (noted above) partially funded the $694 million Towers Watson pre-merger special dividend.

During the nine months ended September 30, 2016, the preliminary assessment outlined above was updated to reflect changes in the initial estimates of the fair value of assets and liabilities acquired, including the following material changes: a decrease to intangible assets of $120 million, a decrease to deferred tax liabilities of $51 million, and a decrease to the liability for pension benefits of $27 million. Goodwill increased by $51 million for the residual amount of the changes. The cumulative impact to amortization expense for the three months ended September 30, 2016 was an increase of $9 million as a result of the adjusted intangible asset values.
Goodwill is calculated as the difference between the aggregate merger consideration and the acquisition date fair value of the net assets acquired, and represents the value of the Legacy Towers Watson assembled workforce and the future economic benefits that we expect to achieve as a result of the Merger. None of the goodwill recognized on the transaction is tax deductible.

The acquired intangible assets are attributable to the following categories:

	Valuation Methodology	Amortization basis	Fair Value	Weighted Average Useful Life
Customer relationships	Multiple period excess earnings	In line with underlying cash flows	$2,221	15.0
Software - income approach	Multiple period excess earnings	In line with underlying cash flows or straight line basis	567	6.4
Software - cost approach	Cost of reproduction	Straight line basis	108	4.9
Product	Multiple period excess earnings	In line with underlying cash flows	42	20.5
IPR&D (i)	Multiple period excess earnings or cost of reproduction	n/a	39	n/a
Trade name	Relief from royalty	Straight line basis	1,003	25.0
Favorable lease agreements	Market approach	Straight line basis	11	6.5
			$3,991
______________________________

(i)
Represents software not yet placed in service as of the acquisition date. Once placed into service, each in process research and development (‘IPR&D’) software component will be reclassified into finite-lived software intangible assets and amortized in line with the underlying cash flows or straight line basis.

The Company continues to review the net assets acquired and the inputs and assumptions used to value certain acquired assets and assumed liabilities, and therefore our accounting for the Merger remains preliminary.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	As reported	Pro Forma	As reported	Pro Forma
	2016	2015	2016	2015
Total revenues	$1,777	$1,749	$5,960	$5,569
Net (loss)/income attributable to Willis Towers Watson	$(32)	$209	$278	$568
Diluted (loss)/earnings per share	$(0.23)	$1.51	$2.00	$4.12
The above pro forma financial information for the three and nine months ended September 30, 2015 does not reflect the impact of the Gras Savoye acquisition, had the Gras Savoye transaction, in addition to the Merger, taken place on January 1, 2015, as the effects of the Gras Savoye acquisition on Willis Towers Watson’s condensed consolidated financial statements were not material.
Revenue attributable to Towers Watson for the three and nine months ended September 30, 2016 was $909 million and $2.7 billion, respectively. Income from operations attributable to Towers Watson for the three and nine months ended September 30, 2016 was $46 million and $108 million, respectively.
Acquired Share-Based Compensation Plans
In connection with our Merger with Towers Watson on January 4, 2016, we assumed certain stock options and restricted share units (‘RSU’) issued under the Towers Watson & Co. 2009 Long Term Incentive Plan (‘LTIP’), the Liazon Corporation 2011 Equity Incentive Plan, and the Extend Health, Inc. 2007 Equity Incentive Plan.

Stock Options. The outstanding unvested employee stock options were converted into 592,486 Willis Towers Watson stock options using the conversion ratios stated in the agreement for the number of options. The fair value of the stock options was calculated using the Black-Scholes model with a volatility and risk-free interest rate over the expected term of each group of options using the fair value share price of Willis Towers Watson’s closing share price on the date of acquisition. We determined the fair value of the portion of the outstanding options related to pre-acquisition employee service using Willis Towers Watson straight-line expense methodology from the date of grant to the acquisition date to be $7 million, which was added to the transaction consideration. The fair value of the remaining portion of options related to the post-acquisition employee services was $13 million, and will be recorded over the future vesting periods.
Restricted Share Units. The outstanding unvested restricted share units were converted into 597,307 Willis Towers Watson restricted share units using the conversion ratios stated in the agreement. The fair value of these restricted share units was calculated using the fair value share price of Willis Towers Watson’s closing share price on the date of acquisition. We determined the fair value of the portion of the outstanding RSUs related to pre-acquisition employee service using Willis Towers Watson straight-line expense methodology from the date of grant to the acquisition date to be $30 million which was added to the transaction consideration. The fair value of the remaining portion of RSUs related to the post-acquisition employee services was $32 million, and will be recorded over the future vesting periods.
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
The following table presents the Company’s preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values:

December 29, 2015
Cash and cash equivalents	$87
Fiduciary assets	625
Accounts receivable, net	89
Goodwill	583
Intangible assets	440
Other assets	55
Fiduciary liabilities	(625)
Deferred revenue and accrued expenses	(80)
Short and long-term debt	(80)
Net deferred tax liabilities	(86)
Other liabilities	(178)
Net assets acquired	830
Decrease in paid in capital for purchase of noncontrolling interest	43
Noncontrolling interest acquired	(40)
Preliminary purchase price allocation	$833

The purchase price allocation as of the date of acquisition was based on a preliminary valuation and is subject to revision within the purchase price allocation period as more detailed analysis is completed and additional information about the value of assets acquired and liabilities assumed becomes available. During the quarter ended September 30, 2016, the preliminary assessment outlined above was updated to reflect changes in the initial estimates of the fair value of assets and liabilities acquired, including the following material changes: the fair value of the equity acquired in noncontrolling interest was reassessed and reduced by $7 million with a corresponding increase to goodwill of $7 million. There were no further material revisions to the purchase price allocation during the quarter, and the purchase price allocation remains preliminary.
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
The purchase price allocation as of the date of acquisition was based on a valuation of the assets acquired, liabilities assumed, and contingent consideration associated with the acquisition. The purchase price allocation was finalized during the second quarter of 2016.
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
Descriptions of our new segments are as follows:
Human Capital and Benefits
The Human Capital & Benefits (‘HCB’) segment provides an array of advice, broking, solutions and software for our clients. HCB is the largest segment of the Company. The segment is focused on addressing our clients’ employee and risk needs so that they can deliver sustainable employee experiences. This segment also delivers full outsourcing solutions to employers outside of the United States.
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

Investment, Risk and Reinsurance
The Investment, Risk and Reinsurance (‘IRR’) segment uses a sophisticated approach to risk which helps clients free up capital and manage investment complexity. The segment works closely with investors, reinsurers and insurers to manage the equation between risk and return. Blending advanced analytics with deep institutional knowledge, IRR identifies new opportunities to maximize performance. IRR provides investment consulting services and insurance-specific services and solutions through reserves opinions, software, ratemaking, usage-based insurance, risk underwriting, and reinsurance broking.
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
Under the new segment structure and for internal and segment reporting, Willis Towers Watson segment revenue includes commissions and fees, interest and other income. U.S. GAAP revenue includes amounts that were directly incurred on behalf of our clients and reimbursed by them (reimbursable expenses), which are removed from segment revenue. Segment operating income excludes certain costs, including (i) amortization of intangibles; (ii) restructuring costs; (iii) certain integration and transaction expenses; (iv) certain litigation provisions; and (v) to the extent that the actual expense based upon which allocations are made differs from the forecast/budget amount, a reconciling item created between internally allocated expenses and the actual expense that we report for U.S. GAAP purposes. Segment revenue and operating income both include revenue that was deferred by Towers Watson at the time of the Merger, and eliminated due to purchase accounting. The impact of the elimination from purchase accounting (which is the reduction to 2016 consolidated revenues and operating income) has been included in the reconciliation to our consolidated results in order to provide the actual revenues the segments would have recognized on an unadjusted basis.
The table below presents segment commissions and fees, segment interest and other income, segment revenues, and segment operating income for our reportable segments for the three months ended September 30, 2016 and 2015, respectively:

	Three months ended September 30,
	HCB		CRB		IRR		ES		Total
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Segment commissions and fees	$747	$139	$546	$519	$292	$183	$161	$—	$1,746	$841
Segment interest and other income	—	—	8	4	7	1	—	—	15	5
Segment revenues	$747	$139	$554	$523	$299	$184	$161	$—	$1,761	$846

Segment operating income	$121	$6	$59	$76	$25	$20	$19	$—	$224	$102
The table below presents segment commissions and fees, segment interest and other income, segment revenues, and segment operating income for our reportable segments for the nine months ended September 30, 2016 and 2015, respectively:

	Nine months ended September 30,
	HCB		CRB		IRR		ES		Total
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Segment commissions and fees	$2,459	$548	$1,807	$1,622	$1,122	$670	$478	$—	$5,866	$2,840
Segment interest and other income	8	—	21	13	55	2	1	—	85	15
Segment revenues	$2,467	$548	$1,828	$1,635	$1,177	$672	$479	$—	$5,951	$2,855

Segment operating income	$531	$153	$298	$268	$302	$218	$88	$—	$1,219	$639

The table below presents a reconciliation of the information reported by segment to the consolidated amounts reported for the three and nine months ended September 30, 2016 and 2015, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Total segment revenues	$1,761	$846	$5,951	$2,855
Fair value adjustment for deferred revenue	—	—	(58)	—
Reimbursable expenses and other	16	—	67	—
Total revenues	$1,777	$846	$5,960	$2,855

Total segment operating income	$224	$102	$1,219	$639
Differences in allocation methods (i)	20	(13)	25	(46)
Fair value adjustment for deferred revenue	—	—	(58)	—
Amortization	(157)	(23)	(443)	(53)
Restructuring costs	(49)	(24)	(115)	(93)
Integration and transaction expenses	(36)	(14)	(117)	(20)
Provision for the Stanford litigation	—	—	(50)	—
Other, net	(1)	(1)	2	(2)
Income from operations	1	27	463	425
Interest expense	45	35	138	103
Other expense/(income), net	14	(9)	26	(26)
(Loss)/income from continuing operations before income taxes and interest in earnings of associates	$(58)	$1	$299	$348
________________________

(i)    Includes certain costs, primarily those related to corporate functions, leadership and projects, and certain differences between budgeted expenses determined at the beginning of the fiscal year and actual expenses that we report for GAAP purposes.

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
The Company recognized restructuring costs of $36 million and $98 million for the three and nine months ended September 30, 2016 and $24 million and $93 million for the three and nine months ended September 30, 2015, respectively, related to the OIP. The Company expects to incur an additional $180 million through the end of 2017 related to the OIP.
Business Restructure Program - In the second quarter of 2016, we began planning targeted staffing reductions in certain portions of the business due to a reduction in business demand or change in business focus (hereinafter referred to as the Business Restructure Program, the ‘BRP’). The main element of the program is expected to include workforce reductions, and is expected to be completed by the end of 2016. The Company recognized restructuring costs of $13 million and $17 million for the three and nine months ended September 30, 2016, respectively, and expects to incur an additional $23 million related to the BRP through the end of 2016.
An analysis of the total cost for restructuring recognized in the statement of operations for the three and nine months ended September 30, 2016 and 2015 by segment, is as follows:

	HCB	CRB	IRR	ES	Corporate	Total
Three months ended September 30, 2016
Termination benefits	$12	$3	$—	$—	$1	$16
Professional services and other (ii)	—	23	1	—	9	33
Total	$12	$26	$1	$—	$10	$49

Three months ended September 30, 2015 (i)
Termination benefits	$—	$—	$1	$—	$3	$4
Professional services and other (ii)	—	8	—	—	12	20
Total	$—	$8	$1	$—	$15	$24

	HCB	CRB	IRR	ES	Corporate	Total
Nine months ended September 30, 2016
Termination benefits	$14	$11	$3	$—	$2	$30
Professional services and other (ii)	—	60	2	—	23	85
Total	$14	$71	$5	$—	$25	$115

Nine months ended September 30, 2015 (i)
Termination benefits	$—	$21	$7	$—	$6	$34
Professional services and other (ii)	—	33	1	—	25	59
Total	$—	$54	$8	$—	$31	$93
__________________________________

(i)	The prior period comparatives have been retrospectively reclassified to take into account our segment reorganization. See Note 4 — Segment Information for further details.

(ii)	Other includes salary and benefits, premises, and other expenses incurred to support the ongoing management and facilitation of the program and its initiatives.

An analysis of the total cumulative restructuring costs recognized for the OIP from commencement to September 30, 2016 by segment is as follows:

	HCB	CRB	IRR	ES	Corporate	Total
2014 (i)
Termination benefits	$—	$15	$1	$—	$—	$16
Professional services and other (ii)	—	3	—	—	17	20

2015 (i)
Termination benefits	$2	$24	$7	$—	$3	$36
Professional services and other (ii)	1	57	2	—	30	90

2016
Termination benefits	$1	$11	$1	$—	$—	$13
Professional services and other (ii)	—	60	2	—	23	85
Total
Termination benefits	$3	$50	$9	$—	$3	$65
Professional services and other (ii)	1	120	4	—	70	195
Total	$4	$170	$13	$—	$73	$260
__________________________________

(i)	The prior period comparatives have been retrospectively reclassified to take into account our segment reorganization. See Note 4 — Segment Information for further details.

(ii)	Other includes salary and benefits, premises, and other expenses incurred to support the ongoing management and facilitation of the program and its initiatives.
At September 30, 2016, the Company’s liability under the OIP is as follows:

	Termination Benefits	Professional Services and Other	Total
Balance at January 1, 2014	$—	$—	$—
Charges incurred	16	20	36
Cash payments	(11)	(14)	(25)
Balance at December 31, 2014	5	6	11
Charges incurred	36	90	126
Cash payments	(26)	(85)	(111)
Balance at December 31, 2015	15	11	26
Charges incurred	13	85	98
Cash payments	(20)	(80)	(100)
Balance at September 30, 2016	$8	$16	$24
Note 6 — Income Taxes
The Company had a tax benefit from income taxes for the three months ended September 30, 2016 of $26 million and a provision for income taxes for the nine months ended September 30, 2016 of $11 million, compared to a tax benefit of $112 million and $37 million for the three and nine months ended September 30, 2015, respectively. The effective tax rates were 45.9% and 3.5% for the three and nine months ended September 30, 2016, respectively. The effective tax rates for the three and nine months ended September 30, 2015 were not meaningful. These effective tax rates are calculated using extended values from our condensed consolidated statement of operations, and are therefore more precise tax rates than can be calculated from rounded values. The change in the (benefit from)/provision for income taxes for the three and nine months ended September 30, 2016 was primarily due to an income tax benefit from the partial release of a U.S. valuation allowance in the prior year and a current year income tax benefit resulting from the enacted statutory tax rate reduction in the U.K. In the prior year, the Company was able to release a portion of the valuation allowance against its U.S. deferred tax assets due to an increase in actual and forecast U.S. earnings. The (benefit from)/provision for income taxes was also affected by shifts in the global mix of income as a result of the Merger. This shift creates additional deductions in jurisdictions with high statutory income tax rates, which reduces the global effective tax rate.
Historically, we have not provided deferred taxes on cumulative earnings of our subsidiaries that have been reinvested indefinitely.  As a result of the Merger, we recorded a deferred tax liability through goodwill on a portion of certain acquired Towers Watson foreign subsidiaries’ unremitted earnings.  We continue to assert that the historical cumulative earnings of our other subsidiaries are reinvested indefinitely and we do not provide deferred tax liabilities on these amounts.
The Company records valuation allowances against net deferred tax assets based on whether it is more likely than not that the deferred tax assets will be realized.
We have liabilities for uncertain tax positions under Accounting Standards Codification (‘ASC’) 740, Income Taxes of $55 million, excluding interest and penalties. The Company believes the outcomes that are reasonably possible within the next 12 months may result in a reduction in the liability for uncertain tax positions in the range of approximately $3 million to $12 million, excluding interest and penalties.
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
The components of goodwill are outlined below for the nine months ended September 30, 2016:

	HCB	CRB	IRR	ES	Total
Balance at December 31, 2015 (i)
Goodwill, gross	$991	$2,207	$1,031	$—	$4,229
Accumulated impairment losses	(130)	(362)	—	—	(492)
Goodwill, net	861	1,845	1,031	—	3,737
Purchase price allocation adjustments	8	5	(6)	—	7
Goodwill acquired during the period (ii)	3,450	—	770	2,535	6,755
Goodwill disposed of during the period	—	(5)	—	—	(5)
Foreign exchange	12	(1)	(22)	—	(11)
Balance at September 30, 2016
Goodwill, gross	4,461	2,206	1,773	2,535	10,975
Accumulated impairment losses	(130)	(362)	—	—	(492)
Goodwill, net	$4,331	$1,844	$1,773	$2,535	$10,483
__________________________________

(i)	The prior period comparatives have been retrospectively reclassified on a preliminary basis to take into account our segment reorganization. See Note 4 — Segment Information for further details.

(ii)	Goodwill acquired consists primarily of Merger-related goodwill.

The following table reflects changes in the net carrying amount of the components of finite-lived intangible assets for the nine months ended September 30, 2016:

	Balance as of December 31, 2015	Intangible assets acquired	Intangible assets disposed	Amortization	Foreign Exchange	Balance as of September 30, 2016
Client relationships	$920	$2,224	$(6)	$(296)	$(33)	$2,809
Management contracts	62	—	—	(3)	(1)	58
Software (i)	77	663	—	(107)	(17)	616
Trademark and trade name	50	1,004	—	(33)	(1)	1,020
Product	—	42	—	(2)	(5)	35
Favorable agreements	2	11	—	(1)	—	12
Other	4	—	—	(2)	1	3
Total amortizable intangible assets	$1,115	$3,944	$(6)	$(444)	$(56)	$4,553
_____________________________

(i)	In process research and development intangible assets of $36 million have not yet been placed in service and are not included in this presentation.
We recorded amortization related to our finite-lived intangible assets, exclusive of the amortization of our favorable lease agreements, of $157 million and $443 million, for the three and nine months ended September 30, 2016, respectively, and $23 million and $53 million for the three and nine months ended September 30, 2015, respectively.
Our acquired unfavorable lease liabilities, net of amortization, were $29 million and $23 million as of September 30, 2016 and December 31, 2015, respectively, and are recorded in the other noncurrent liabilities in the condensed consolidated balance sheet.
The following table reflects the carrying value of finite-lived intangible assets and liabilities as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Client relationships	$3,459	$(650)	$1,293	$(373)
Management contracts	65	(7)	67	(5)
Software	722	(106)	77	—
Trademark and trade name	1,055	(35)	52	(2)
Product	37	(2)	—	—
Favorable agreements	13	(1)	2	—
Other	6	(3)	8	(4)
Total finite-lived intangible assets	$5,357	$(804)	$1,499	$(384)

Unfavorable agreements	$34	$(5)	$23	$—
Total finite-lived intangible liabilities	$34	$(5)	$23	$—
The weighted average remaining life of amortizable intangible assets and liabilities at September 30, 2016 was 14.1 years.

The table below reflects the future estimated amortization expense for amortizable intangible assets and the rent offset resulting from amortization of the net favorable and unfavorable lease intangible assets and liabilities for the remainder of 2016 and for subsequent years:

Year ending December 31,	Amortization	Rent offset
Remainder of 2016	$150	$(1)
2017	574	(3)
2018	525	(3)
2019	467	(2)
2020	415	(2)
Thereafter	2,410	(6)
Total	$4,541	$(17)
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
During 2015, in order to manage interest rate risk arising from these financial assets, the Company entered into interest rate swaps to receive a fixed rate of interest and pay a variable rate of interest. These derivatives were designated as hedging instruments and as of September 30, 2016 and December 31, 2015 had a total notional amount of $300 million and net fair values of $1 million and nil, respectively.
Foreign Currency Risk
A number of our non-U.S. subsidiaries receive revenues and incur expenses in currencies other than their functional currency and, as a result, the foreign subsidiary’s functional currency revenues will fluctuate as the currency rates change. Additionally, our London brokerage market operations forecast of Pound sterling expenses may exceed Pound sterling revenues, and may also hold a significant net sterling asset or liability position in the balance sheet. To reduce the variability, we use foreign exchange forward contracts to hedge this foreign exchange risk.
These derivatives were designated as hedging instruments and as of September 30, 2016 and December 31, 2015 had a total notional amount of $1.1 billion and $1.2 billion, respectively, and net fair value liabilities of $110 million and $28 million, respectively.
At September 30, 2016, the Company estimates, based on current interest and exchange rates, there will be $61 million of net derivative losses reclassified from accumulated comprehensive income into earnings within the next 12 months as the forecast transactions affect earnings. At September 30, 2016, our longest outstanding maturity was 2.8 years.

The effects of the foreign exchange forward derivative instruments that are designated as hedging instruments on the condensed consolidated statements of operations and condensed consolidated statements of comprehensive (loss)/income for the three and nine months ended September 30, 2016 and 2015 are as follows:

Three Months Ended September 30,	Loss recognized in OCI (effective portion)		Location of (loss)/gain reclassified from OCI into income (effective portion)	(Loss)/gain reclassified from OCI into income		Location of gain recognized in income (ineffective portion and amount excluded from effectiveness testing)	Gain recognized in income (ineffective portion and amount excluded from effectiveness testing)
	2016	2015		2016	2015		2016	2015
Foreign exchange forwards	$(6)	$(44)	Other expense/(income), net	$(14)	$5	Interest expense	$—	$1
Total	$(6)	$(44)		$(14)	$5		$—	$1

Nine Months Ended September 30,	Loss recognized in OCI (effective portion)		Location of (loss)/gain reclassified from OCI into income (effective portion)	(Loss)/gain reclassified from OCI into income		Location of loss recognized in income (ineffective portion and amount excluded from effectiveness testing)	Loss recognized in income (ineffective portion and amount excluded from effectiveness testing)
	2016	2015		2016	2015		2016	2015
Foreign exchange forwards	$(81)	$(19)	Other expense/(income), net	$(28)	$5	Interest expense	$(1)	$—
Total	$(81)	$(19)		$(28)	$5		$(1)	$—
We also enter into other foreign currency transactions, primarily to hedge certain intercompany loans. These derivatives are not generally designated as hedging instruments and at September 30, 2016 and December 31, 2015 we had notional amounts of $401 million and $574 million, respectively, and net fair value liabilities of $5 million and $3 million, respectively.
The related net gains/(losses) for these derivatives were recorded within other expense/(income), net, and were $4 million and $(6) million for the three and nine months ended September 30, 2016, respectively, and $(1) million and $(2) million for the three and nine months ended September 30, 2015.
Note 9 — Debt
Short-term debt and current portion of long-term debt consists of the following:

	September 30, 2016	December 31, 2015
1-year term loan facility matures 2016	$—	$587
4.125% senior notes due 2016	—	300
6.200% senior notes due 2017	394	—
Current portion of 7-year term loan facility expires 2018	22	22
Current portion of term loan expires 2019	85	—
Short-term borrowing under bank overdraft arrangement	18	79
	$519	$988

Long-term debt consists of the following:

	September 30, 2016	December 31, 2015
Revolving $800 million credit facility	$85	$467
6.200% senior notes due 2017	—	394
7-year term loan facility expires 2018	202	218
Term loan expires 2019	190	—
7.000% senior notes due 2019	186	186
5.750% senior notes due 2021	496	495
3.500% senior notes due 2021	446	—
2.125% senior notes due 2022	601	—
4.625% senior notes due 2023	247	247
4.400% senior notes due 2026	543	—
6.125% senior notes due 2043	271	271
	$3,267	$2,278
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
On March 22, 2016, Trinity Acquisition plc issued $450 million of 3.500% senior notes due 2021 (‘2021 Notes’) and $550 million of 4.400% senior notes due 2026 (‘2026 Notes’). The 2021 Notes and the 2026 Notes are fully and unconditionally guaranteed by Willis Towers Watson. The effective interest rates of these senior notes are 3.707% and 4.572%, respectively, which includes the impact of the discount upon issuance. The 2021 Notes and the 2026 Notes will mature on September 15, 2021 and March 15, 2026, respectively. Interest accrues on the notes from March 22, 2016 and is paid in cash on March 15 and September 15 of each year, commencing September 15, 2016. The net proceeds from this offering, after deducting underwriter discounts and commissions and estimated offering expenses, were $988 million. We used the net proceeds of this offering as follows: to repay $300 million principal under our $800 million revolving credit facility and related accrued interest, which was drawn to repay our 4.125% senior notes on March 15, 2016; to repay $400 million principal on Tranche B under our 1-year term loan facility and related accrued interest; and to pay down a portion of the remaining principal amount outstanding under our $800 million revolving credit facility and related accrued interest.
$800 million revolving credit facility
Drawings under the $800 million revolving credit facility bear interest at LIBOR plus a margin of 1.25% to 2.00%, or alternatively the base rate plus a margin of 0.25% to 1.00% based upon the Company’s guaranteed senior unsecured long-term debt rating; a 1.375% margin applies while the Company’s debt rating remains BBB/Baa3. As of September 30, 2016 and December 31, 2015, $85 million and $467 million was outstanding under this revolving credit facility, respectively.
7-year term loan facility
The 7-year term loan facility expiring 2018 bears interest at the same rate as applicable to the $800 million revolving credit facility and is repayable in quarterly installments of $6 million with a final repayment of $186 million due in the third quarter of 2018.
1-year term loan facility
On November 20, 2015, Legacy Willis entered into a 1-year term loan facility. The 1-year term loan had two tranches: Tranche A was for €550 million, of which €544 million ($592 million) was drawn on December 19, 2015 and used to finance the acquisition of Gras Savoye. Tranche B was for $400 million and was drawn on January 4, 2016 and used to re-finance debt held by Legacy Towers Watson which became due on acquisition. Tranche A was repaid in its entirety on May 26, 2016 from the proceeds from the issuance of our 2022 Euro Bonds discussed above. Tranche B was repaid in its entirety on March 22,

2016 from a portion of the proceeds from the issuance of our senior notes discussed above. The amount outstanding as of December 31, 2015 was $592 million, gross of $5 million in related debt fees.
WSI revolving credit facility
Advances under the Willis Securities, Inc. (‘WSI’) revolving credit facility bear interest at a rate equal to LIBOR plus a margin of 1.25% to 2.00%, or alternatively the base rate plus a margin of 0.25% to 1.00%, based upon the Company’s guaranteed senior-unsecured long-term debt rating. A margin of 1.50% applies while the Company’s debt rating remains BBB/Baa3.
As of September 30, 2016 and December 31, 2015, there were no borrowings outstanding under the WSI revolving credit facility. On April 27, 2016, the end date of the credit period was extended to April 28, 2017 and the repayment date was extended to April 28, 2018. There were no other significant changes in the terms of this credit facility.
The agreements relating to the $800 million revolving credit facility, the 7-year term loan facility, and the 1-year term loan contain requirements that we are not to exceed certain levels of consolidated funded indebtedness in relation to consolidated EBITDA and we are to maintain at least a minimum level of consolidated EBITDA to consolidated cash interest expense, subject to certain adjustments. In addition, the agreements relating to our facilities and senior notes include, in the aggregate, covenants relating to the delivery of financial statements, reports and notices, limitations on liens, limitations on sales and other disposals of assets, limitations on indebtedness and other liabilities, limitations on sale and leaseback transactions, limitations on mergers and other fundamental changes, maintenance of property, maintenance of insurance, nature of business, compliance with applicable laws, maintenance of corporate existence and rights, payment of taxes and access to information and properties. At September 30, 2016 and December 31, 2015, we were in compliance with all financial covenants.
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
The interest rate on the term loan is based on the Company’s choice of one, two, three or six-month LIBOR plus a spread of 1.25% to 1.75%, or alternatively the bank base rate plus 0.25% to 0.75%. The spread to each index is dependent on the Company’s consolidated leverage ratio. The weighted-average interest rate on this term loan for the three months ended September 30, 2016 was 1.76%. The term loan amortizes at a rate of $21 million per quarter, beginning in March 2016, with a final maturity date of December 2019. The Company has the right to prepay a portion or all of the outstanding term loan balance on any interest payment date without penalty. At September 30, 2016, the balance outstanding on the term loan was $276 million, gross of $1 million in debt issuance fees.
The agreements associated with this financing contain customary representations and warranties and affirmative and negative covenants. The term loan requires Towers Watson Delaware Inc., as a consolidated entity, to maintain certain financial covenants that include a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio (which terms in each case are defined in the term loan agreement). In addition, the term loan contains restrictions on the ability of Towers Watson Delaware Inc. to, among other things, incur additional indebtedness; pay dividends; make distributions; create liens on assets; make acquisitions; dispose of property; engage in sale-leaseback transactions; engage in mergers or consolidations, liquidations and dissolutions; engage in certain transactions with affiliates; and make changes in lines of businesses. Additionally, Towers Watson Delaware Inc. is prohibited from providing guarantees of debt outside of the Towers Watson Delaware Inc. consolidated entity. At September 30, 2016, we were in compliance with all financial covenants.
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
The following presents our assets and liabilities measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015:

	Balance Sheet Location	Fair Value Measurements on a Recurring Basis at September 30, 2016
		Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds / exchange traded funds	Prepaid and other current assets and other non-current assets	$37	$—	$—	$37
Derivatives:
Derivative financial instruments (i)	Prepaid and other current assets and other non-current assets	$—	$2	$—	$2
Liabilities:
Derivatives:
Derivative financial instruments (i)	Other current liabilities and other non-current liabilities	$—	$116	$—	$116

	Balance Sheet Location	Fair Value Measurements on a Recurring Basis at December 31, 2015
		Level 1	Level 2	Level 3	Total
Assets:
Derivatives:
Derivative financial instruments (i)	Prepaid and other current assets and other non-current assets	$—	$26	$—	$26
Liabilities:
Derivatives:
Derivative financial instruments (i)	Other current liabilities and other non-current liabilities	$—	$57	$—	$57
_________________________

(i)	See Note 8 — Derivative Financial Instruments for further information on our derivative instruments.

The following presents our liabilities whose carrying value differs from the fair value and that are not measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Current portion of long term debt	$519	$529	$988	$998
Long-term debt	$3,267	$3,503	$2,278	$2,394

The remeasurement of goodwill is classified as non-recurring Level 3 fair value assessment due to the significance of unobservable inputs developed using company-specific information, see Note 7 — Goodwill and Intangible Assets.
Note 11 — Retirement Benefits
Defined Benefit Plans and Post-retirement Welfare Plan
Willis Towers Watson sponsors both qualified and non-qualified defined benefit pension plans and other post-retirement welfare plans (‘PRW’) throughout the world. The majority of our plan assets and obligations are in the United States and the United Kingdom. We have also included disclosures related to defined benefit plans in certain other countries, which include Canada, Germany, Ireland and the Netherlands. Together, these disclosed funded and unfunded plans represented 99% of Willis Towers Watson’s pension and PRW obligations and are disclosed herein for 2016. The prior year disclosures of net periodic benefit (credit)/cost represent the entire legacy Willis pension plan obligations.
On January 4, 2016, in connection with the Merger, we acquired additional defined benefit pension, PRW, and defined contribution plans. Total plan assets of approximately $3.7 billion and projected benefit obligations of approximately $4.6 billion were acquired. The funded status for each of the acquired plans has been included in the preliminary values of identifiable assets acquired and liabilities assumed in Note 3 — Merger and Acquisitions and are recorded as $67 million in pension benefits assets and $914 million in liability for pension benefits.
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

Components of Net Periodic Benefit Cost for Defined Benefit Pension and Post-retirement Welfare Plans
The following table sets forth the components of net periodic benefit cost for the Company’s most material defined benefit pension and post-retirement welfare plans for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016				2015
	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW
Service cost	$15	$6	$5	$—	$—	$7	$2	$—
Interest cost	34	26	6	1	10	25	3	—
Expected return on plan assets	(61)	(58)	(8)	—	(14)	(56)	(4)	—
Amortization of net loss/(gain)	3	10	—	—	3	9	—	—
Amortization of prior service (credit)/cost	—	(5)	—	—	—	(5)	—	—
Net periodic benefit (income)/cost	$(9)	$(21)	$3	$1	$(1)	$(20)	$1	$—

	Nine Months Ended September 30,
	2016				2015
	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW
Service cost	$44	$19	$14	$—	$—	$25	$3	$—
Interest cost	102	83	20	3	30	77	6	—
Expected return on plan assets	(180)	(186)	(26)	—	(43)	(169)	(6)	—
Settlement	—	—	2	—	—	—	—	—
Amortization of net loss/(gain)	8	32	1	—	9	27	—	—
Amortization of prior service (credit)/cost	—	(15)	—	—	—	(13)	—	—
Net periodic benefit (income)/cost	$(26)	$(67)	$11	$3	$(4)	$(53)	$3	$—
Employer Contributions to Defined Benefit Pension Plans
The Company made contributions of $50 million to its U.S. plans for the nine months ended September 30, 2016 and does not anticipate making additional contributions for the remainder of the fiscal year. The Company made contributions of $76 million to its U.K. plans for the nine months ended September 30, 2016 and anticipates making additional contributions of $20 million for the remainder of the fiscal year. The Company made contributions of $20 million to its other plans for the nine months ended September 30, 2016 and anticipates making additional contributions of $17 million for the remainder of the fiscal year.
Defined Contribution Plans
The Company made contributions to its defined contribution plans of $37 million and $118 million for the three and nine months ended September 30, 2016, respectively, and $20 million and $58 million for the three and nine months ended September 30, 2015, respectively.
Note 12 — Commitments and Contingencies
Pensions
The Company’s pension funding obligations are described in Note 11 — Retirement Benefits.
Operating Leases
The Company leases certain land, buildings and equipment under various operating lease commitments. The total amount of the minimum rent is expensed on a straight line basis over the term of the lease.
The Company has assumed gross real estate operating lease obligations related to the Merger with Towers Watson of approximately $459 million.

Other Contractual Obligations
On October 1, 2015, Legacy Towers Watson made a capital commitment of $40 million to Longitude Holdings Limited in exchange for 48,322 common shares outstanding representing 24.2% of outstanding equity ownership. As of September 30, 2016, approximately $5 million of capital contributions had been made towards this commitment.
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
The Company provides for contingent liabilities based on ASC 450, Contingencies, when it is determined that a liability, inclusive of defense costs, is probable and reasonably estimable. The contingent liabilities recorded are primarily developed actuarially. Litigation is subject to many factors which are difficult to predict so there can be no assurance that, in the event of a material unfavorable result in one or more claims, we will not incur material costs.
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
Merger-related Appraisal demands
Between November 12, 2015 and December 10, 2015, in connection with the then-proposed Merger, Towers Watson received demands for appraisal under Section 262 of the Delaware General Corporation Law on behalf of ten purported beneficial owners of an aggregate of approximately 2.4% of the shares of Towers Watson common stock outstanding at the time of the Merger. Between March 3, 2016 and March 23, 2016, three appraisal petitions were filed in the Court of Chancery for the State of Delaware on behalf of three purported beneficial owners of an aggregate of 1,354,338 shares of Towers Watson common stock, captioned Rangeley Capital LLC v. Towers Watson & Co., C.A. No. 12063-CB, Merion Capital L.P. v. Towers Watson & Co., C.A. No. 12064-CB, and College Retirement Equities Fund v. Towers Watson & Co., C.A. No. 12126-CB. The appraisal petitions seek, among other things, a determination of the fair value of the appraisal petitioners’ shares at the time of the Merger; an order that Towers Watson pay that value to the appraisal petitioners, together with interest at the statutory rate; and an award of costs, attorneys’ fees, and other expenses. Towers Watson answered the appraisal petitions between March 24, 2016 and April 18, 2016. On May 9, 2016, the court consolidated the three pending appraisal proceedings under the caption In re Appraisal of Towers Watson & Co., Consolidated C.A. No. 12064-CB. Based on all of the information to date, the Company is currently unable to estimate what the court would determine, following trial, to be the fair value of the appraisal petitioners’ shares.   It is possible that the court could determine that fair value was the same as, less than or greater than the value received by shareholders in the Merger. Therefore, we are unable to provide an estimate of the reasonably possible loss or range of loss as to such value.  The Company intends to vigorously defend against the appraisal proceedings.
Stanford Financial Group
The Company has been named as a defendant in 15 similar lawsuits relating to the collapse of The Stanford Financial Group (‘Stanford’), for which Willis of Colorado, Inc. acted as broker of record on certain lines of insurance. The complaints in these actions generally allege that the defendants actively and materially aided Stanford’s alleged fraud by providing Stanford with certain letters regarding coverage that they knew would be used to help retain or attract actual or prospective Stanford client investors. The complaints further allege that these letters, which contain statements about Stanford and the insurance policies that the defendants placed for Stanford, contained untruths and omitted material facts and were drafted in this manner to help Stanford promote and sell its allegedly fraudulent certificates of deposit.
The 15 actions are as follows:

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

On May 10, 2011, the court presiding over the Stanford-related actions in the Northern District of Texas entered an order providing that it would consider the applicability of SLUSA to the Stanford-related actions based on the decision in a separate Stanford action not involving a Willis entity, Roland v. Green, Civil Action No. 3:10-CV-0224-N (‘Roland’). On August 31, 2011, the court issued its decision in Roland, dismissing that action with prejudice under SLUSA.
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

•
Martin v. Willis of Colorado, Inc., et al., Case No. 201652115, was filed on August 5, 2016, on behalf of one Stanford investor against Willis Group Holdings plc, Willis Limited, Willis of Colorado, Inc. and the same Willis associate in Texas state court (Harris County).  The complaint alleges claims under Texas statutory and common law and seeks actual damages of less than $100,000, exemplary damages, attorneys’ fees and costs.  On September 12, 2016, the plaintiff filed an amended complaint, which added five more Stanford investors as plaintiffs and seeks damages in excess of $1 million.  The defendants have not yet responded to the amended complaint in Martin.

•
Abel, et al. v. Willis of Colorado, Inc., et al., C.A. No. 3:16-cv-2601, was filed on September 12, 2016, on behalf of more than 300 Stanford investors against Willis Group Holdings plc, Willis Limited, Willis of Colorado, Inc. and the same Willis associate, also in the Northern District of Texas.  The complaint alleges claims under Texas statutory and common law and seeks actual damages in excess of $135 million, exemplary damages, attorneys’ fees and costs.  The defendants have not yet responded to the complaint in Abel.

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
Settlement.  On March 31, 2016, the Company entered into a settlement in principle, as reflected in a Settlement Term Sheet, relating to the Stanford litigation matter. The Company agreed to the Settlement Term Sheet to eliminate the distraction, burden, expense and uncertainty of further litigation. In particular, if the settlement and the related bar orders described below are approved by the Court and become effective, the Company (a newly-combined firm) would be able to conduct itself with the bar orders’ protection from the continued overhang of matters alleged to have occurred approximately a decade ago. Further, the Settlement Term Sheet provided that the parties understood and agreed that there was no admission of liability or wrongdoing by the Company. The Company expressly denies any liability or wrongdoing with respect to the matters alleged in the Stanford litigation. Specifically, the parties to the Settlement Term Sheet are Ralph S. Janvey (in his capacity as the Court-appointed receiver (the ‘Receiver’) for The Stanford Financial Group and its affiliated entities in receivership (collectively, ‘Stanford’)), the Official Stanford Investors Committee, Samuel Troice, Martha Diaz, Paula Gilly-Flores, Punga Punga Financial, Ltd., Manuel Canabal, Daniel Gomez Ferreiro and Promotora Villa Marina, C.A. (collectively, ‘Plaintiffs’), on the one hand, and Willis Towers Watson Public Limited Company (formerly Willis Group Holdings Public Limited Company), Willis Limited, Willis North America Inc. and Willis of Colorado, Inc. (collectively, ‘Defendants’), on the other hand.
Under the terms of the Settlement Term Sheet, the parties agreed in principle to settle and dismiss the Janvey and Troice actions (collectively, the ‘Actions’) and all current or future claims arising from or related to Stanford. If the settlement, including the bar orders described below, is approved by the Court and is not subject to further appeal, Willis North America Inc. will make a one-time cash payment of $120 million to the Receiver to be distributed to all Stanford investors who have claims recognized by the Receiver pursuant to the distribution plan in place at the time the payment is made.
The Settlement Term Sheet also provided the parties’ agreement to seek the Court’s entry of bar orders prohibiting any continued or future litigation against the Defendants and their related parties of claims relating to Stanford, whether asserted to date or not. The terms of the bar orders therefore would prohibit all Stanford-related litigation described above, and not just the Actions, including any pending matters and any actions that may be brought in the future. Final Court approval of these bar orders is a condition of the settlement.
On or about August 31, 2016, the parties to the settlement signed a formal Settlement Agreement memorializing the terms of the settlement as originally set forth in the Settlement Term Sheet. On September 7, 2016, the plaintiffs in the Troice and Janvey actions filed with the Court a motion to approve the settlement. On October 19, 2016, the Court preliminarily approved the settlement. A hearing to consider final approval of the settlement is scheduled for January 20, 2017. The Actions are stayed pending final approval of the settlement. The timing of any final decision is subject to the discretion of the Court and any appeal, and the Court may decide not to approve the settlement.
City of Houston
On August 1, 2014, the City of Houston (‘plaintiff’) filed suit against Legacy Towers Watson in the United States District Court for the Southern District of Texas, Houston Division. On March 8, 2016, plaintiff filed its First Amended Complaint.
In the amended complaint, plaintiff alleges various deficiencies in pension actuarial work-product and advice stated to have been provided by Legacy Towers Watson’s predecessor firm, Towers Perrin, in its capacity as principal actuary to the Houston Firefighters’ Relief and Retirement Fund (the ‘Fund’). Towers Perrin is stated to have acted in this capacity between “the early 1980s until 2003”.
In particular, the amended complaint alleges “misrepresentations and miscalculations” in valuation reports allegedly issued by Towers Perrin from 2000 through 2002 upon which plaintiff claims to have relied. Plaintiff asserts that Towers Perrin assigned a new team of actuaries to the Fund in 2002 “to correct Towers’ own earlier mistakes” and that the new team “altered” certain calculations which “increased the actuarial accrued liability by $163 million.” Plaintiff claims that the reports indicated that the City’s minimum contribution percentages to the Fund would remain in place through at least 2019; and that existing benefits under the Fund could be increased, and new benefits could be added, without increasing plaintiff’s financial burden, and without increasing plaintiff’s rate of annual contributions to the Fund. The amended complaint alleges that plaintiff relied on these reports when supporting a new benefit package for the Fund.  These reports, and other advice, are alleged, among other things, to have been negligent, to have misrepresented the present and future financial condition of the Fund and the contributions required to be made by plaintiff to support those benefits. Plaintiff asserts that, but for Towers Perrin’s alleged negligence and misrepresentations, plaintiff would not have supported the benefit increase, and that such increased benefits would not and could not have been approved or enacted.  It is further asserted that Towers Perrin’s alleged “negligence and misrepresentations damaged the City to the tune of tens of millions of dollars in annual contributions.”
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
In the Third Amended Complaint, served on April 12, 2016, Meriter alleges that Towers, Perrin, Forster & Crosby, Inc. (‘TPFC’) and Davis, Conder, Enderle & Sloan, Inc. (‘DCES’), and other entities and individuals, including Meriter’s former lawyers, acted negligently concerning the benefits consulting advice provided to Meriter, including TPFC and the lawyers’ involvement in the Plan design and drafting of the Plan document in 1987 by TPFC, and DCES and the lawyers’ Plan review, Plan redesign, Plan amendment, and drafting of ERISA section 204(h) notices in the early 2000s. Additionally, Meriter asserts that TPFC, DCES, and the individual actuary defendants breached alleged fiduciary duties to advise Meriter regarding the competency of Meriter’s then ERISA counsel.  Meriter also has asserted causes of action for contribution, indemnity, and equitable subrogation related to amounts paid to settle a class action lawsuit related to the Plan that was filed by Plan participants against Meriter in 2010, alleging a number of ERISA violations and related claims. Meriter settled that lawsuit in 2015 for $82 million. Meriter seeks damages in the amount of approximately $190 million, which includes amounts it claims to have paid to settle and defend the class action litigation, and amounts it claims to have incurred as a result of improper plan design.  Meriter seeks to recover these alleged damages from TWDE and the other defendants.
On January 12, 2016, TWDE and the other defendants filed a motion for partial summary judgment seeking dismissal of Meriter’s negligence and breach of fiduciary duty claims. On April 18, 2016, TWDE and the other defendants filed a motion to dismiss the contribution, indemnification, and equitable subrogation claims. On May 4, 2016, the parties appeared for oral argument on the motion for partial summary judgment, which the court granted in part and denied in part.  The court dismissed the fiduciary duty claims, but not the negligence claims. Meriter subsequently moved for reconsideration of the dismissal of its breach of fiduciary duty claims, which was denied as to TWDE on August 16, 2016. On June 22, 2016, the court granted in part TWDE’s motion to dismiss, and dismissed the contribution and equitable subrogation claims, but denied the motion as to Meriter’s indemnification claim without prejudice to the right of any defendant to raise the issue again by later motion. Based on all of the information to date, and given the stage of the matter, TWDE is currently unable to provide an estimate of the reasonably possible loss or range of loss. TWDE disputes the allegations, and intends to defend the matter vigorously.
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
In May 2016, the case was reassigned to a different judge. The court has agreed that Towers Perrin may file a motion for summary judgment which will be heard on February 3, 2017. The court has also agreed to consider potential motions by Towers Perrin and CalPERS to decertify or modify the class.
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
Note 13 — Supplementary Information for Select Balance Sheet Accounts
There are variances of greater than 10% between our December 31, 2015 and September 30, 2016 Balance Sheets. All variances with the exception of fiduciary assets and liabilities are primarily due to our Merger with Towers Watson. The fair values recorded, and their location on our balance sheet, are described in Note 3 — Merger and Acquisitions to these condensed consolidated financial statements. The increase in fiduciary assets and liabilities as of September 30, 2016 is primarily due to the acquisition of Gras Savoye, timing issues around specific fiduciary receivables and payables, and the cyclical nature of our business. Additional details of specific accounts are detailed below:
Accounts receivable, net consists of the following:

	September 30, 2016	December 31, 2015
Billed, net of allowance for doubtful receivables from clients of $42 million and $22 million	$1,689	$1,051
Accrued and unbilled, at estimated net realizable value	354	207
Accounts receivable, net	$2,043	$1,258
Prepaid and other current assets consist of the following:

	September 30, 2016	December 31, 2015
Prepayments and accrued income	$126	$86
Derivatives and investments	27	29
Deferred compensation plan assets	19	20
Retention incentives	12	14
Corporate income and other taxes	72	66
Other current assets	63	40
Total prepaid and other current assets	$319	$255

Other non-current assets consist of the following:

	September 30, 2016	December 31, 2015
Prepayments and accrued income	$17	$23
Deferred compensation plan assets	104	102
Deferred tax assets	37	76
Accounts receivable, net	26	30
Other investments	29	42
Other non-current assets	115	25
Total other non-current assets	$328	$298
Other current liabilities consist of the following:

	September 30, 2016	December 31, 2015
Accounts payable	$121	$75
Income and other taxes payable	79	45
Contingent and deferred consideration on acquisition	56	68
Payroll related liabilities	175	82
Derivatives	72	31
Third party commissions	204	177
Other current liabilities	105	125
Total other current liabilities	$812	$603
Other non-current liabilities consist of the following:

	September 30, 2016	December 31, 2015
Incentives from lessors	$140	$175
Deferred compensation plan liability	104	102
Contingent and deferred consideration on acquisition	99	156
Derivatives	51	27
Other non-current liabilities	150	73
Total other non-current liabilities	$544	$533

Note 14 — Accumulated Other Comprehensive Loss/Income
Changes in accumulated other comprehensive (loss)/income, net of non-controlling interests and net of tax, are provided in the following table. The difference between the amounts presented in this table and the amounts presented in the condensed consolidated statements of comprehensive income are the corresponding components attributable to non-controlling interests, which are not material for further disclosure. Amounts related to available-for-sale securities are immaterial.

	Foreign currency translation (i)	Gains and losses on cash flow hedges (i)	Defined pension and post-retirement benefit costs (ii)	Total
As of December 31, 2014	$(191)	$18	$(893)	$(1,066)
Other comprehensive (loss)/income before reclassifications	(111)	(13)	212	88
Amounts reclassified from accumulated other comprehensive income (net of income tax of $3)	—	3	21	24
Net current-period other comprehensive (loss)/income	(111)	(10)	233	112
As of September 30, 2015	$(302)	$8	$(660)	$(954)

As of December 31, 2015	$(314)	$(10)	$(713)	$(1,037)
Other comprehensive loss before reclassifications	(120)	(56)	(26)	(202)
Amounts reclassified from accumulated other comprehensive (loss)/income (net of income tax of $3)	—	(14)	32	18
Net current-period other comprehensive (loss)/income	(120)	(70)	6	(184)
As of September 30, 2016	$(434)	$(80)	$(707)	$(1,221)
________________________

(i)
Reclassification adjustments from accumulated other comprehensive income are primarily included in other expense/(income), net for foreign currency translation and gains and losses on cash flow hedges. See Note 8 — Derivative Financial Instruments for additional details regarding the reclassification adjustments for the hedge settlements.

(ii)
Reclassification adjustments from accumulated other comprehensive income are included in the computation of net periodic pension cost (see Note 11 — Retirement Benefits) which is included in salaries and benefits in the accompanying condensed consolidated statements of operations.

Note 15 — (Loss)/Earnings Per Share
Basic and diluted (loss)/earnings per share are calculated by dividing net income attributable to Willis Towers Watson by the average number of ordinary shares outstanding during each period. The computation of diluted earnings per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue shares were exercised or converted into shares or resulted in the issuance of shares that then shared in the net income of the Company. In periods where losses are reported, the weighted average shares outstanding exclude potentially issuable shares described below, because their inclusion would be anti-dilutive.
At September 30, 2016 and 2015, there were 1.3 million and 1.7 million time-based share options; 1.2 million and 0.7 million performance based options; and 1.6 million and 1.2 million restricted share units outstanding, respectively. The number of options and share units for 2015 has been retroactively adjusted to reflect the reverse stock split effected on January 4, 2016. See Note 3 — Merger and Acquisitions for further details.
Basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net (loss)/income attributable to Willis Towers Watson	$(32)	$117	$278	$397

Basic average number of shares outstanding (i)	138	68	137	68
Dilutive effect of potentially issuable shares (i)	—	1	2	1
Diluted average number of shares outstanding (i)	138	69	139	69

Basic (loss)/earnings per share (i)	$(0.23)	$1.72	$2.03	$5.84
Dilutive effect of potentially issuable shares (i)	—	(0.02)	(0.03)	(0.09)
Diluted (loss)/earnings per share (i)	$(0.23)	$1.70	$2.00	$5.75
____________________________

(i)
Shares outstanding, potentially issuable shares, basic and diluted earnings per share, and the dilutive effect of potentially issuable shares, for the three and nine months ended September 30, 2015 have been retroactively adjusted to reflect the reverse stock split effected on January 4, 2016. See Note 3 — Merger and Acquisitions for further details.

All options and RSUs were excluded from the computation of the dilutive effect for the three months ended September 30, 2016, because the Company reported a loss. Options to purchase 0.6 million shares were excluded from the computation of the dilutive effect of stock options for the three months ended September 30, 2015. Options to purchase 0.6 million and 0.5 million shares were not included in the computation of the dilutive effect of stock options for the nine months ended September 30, 2016 and 2015, respectively, because their effects were anti-dilutive. The number of options for 2015 has been retroactively adjusted to reflect the reverse stock split on January 4, 2016. See Note 3 — Merger and Acquisitions for further details.
Note 16 — Financial Information for Parent Guarantor, Other Guarantor Subsidiaries and Non-Guarantor Subsidiaries
Willis North America Inc. (‘Willis North America’) had $148 million senior notes outstanding that were issued on July 1, 2005 that were subsequently repaid on July 1, 2015 and has $394 million of senior notes issued on March 28, 2007 and $187 million of senior notes issued on September 29, 2009.
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
The equity method has been used for investments in subsidiaries in the condensed consolidating balance sheets as of September 30, 2016 of Willis Towers Watson, the Other Guarantors and the Issuer.
The entities included in the Other Guarantors column as of September 30, 2016 are Willis Towers Watson Sub Holdings Limited, Willis Netherlands Holdings B.V., Willis Investment U.K. Holdings Limited, TA I Limited, WTW Bermuda Holdings Ltd., Trinity Acquisition plc (formerly Trinity Acquisition Limited) and Willis Group Limited.

Unaudited Condensed Consolidated Statement of Operations

	Three Months Ended September 30, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$—	$5	$1,756	$—	$1,761
Interest and other income	—	—	—	16	—	16
Total revenues	—	—	5	1,772	—	1,777
Costs of providing services
Salaries and benefits	—	—	14	1,105	—	1,119
Other operating expenses	1	27	10	332	—	370
Depreciation	—	1	4	40	—	45
Amortization	—	—	—	157	—	157
Restructuring costs	—	7	7	35	—	49
Integration expenses	—	1	5	30	—	36
Total costs of providing services	1	36	40	1,699	—	1,776
(Loss)/income from operations	(1)	(36)	(35)	73	—	1
Income from Group undertakings	—	(126)	(61)	(34)	221	—
Expenses due to Group undertakings	—	13	48	160	(221)	—
Interest expense	8	22	10	5	—	45
Other expense/(income), net	—	—	—	14	—	14
(LOSS)/INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(9)	55	(32)	(72)	—	(58)
(Benefit from)/provision for income taxes	—	(9)	(10)	(7)	—	(26)
(LOSS)/INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(9)	64	(22)	(65)	—	(32)
Interest in earnings of associates, net of tax	—	—	—	1	—	1
Equity account for subsidiaries	(23)	(82)	(29)	—	134	—
NET (LOSS)/INCOME	(32)	(18)	(51)	(64)	134	(31)
(Income)/loss attributable to non-controlling interests	—	—	—	(1)	—	(1)
NET (LOSS)/INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$(32)	$(18)	$(51)	$(65)	$134	$(32)

Unaudited Condensed Consolidated Statement of Comprehensive Income

	Three Months Ended September 30, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Comprehensive (loss)/income before non-controlling interests	$(72)	$(58)	$(77)	$(91)	$225	$(73)
Less: Comprehensive loss/(income) attributable to non-controlling interest	—	—	—	1	—	1
Comprehensive (loss)/income attributable to Willis Towers Watson	$(72)	$(58)	$(77)	$(90)	$225	$(72)

Unaudited Condensed Consolidated Statement of Operations

	Three Months Ended September 30, 2015
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$—	$6	$835	$—	$841
Interest and other income	—	1	—	4	—	5
Total revenues	—	1	6	839	—	846
Costs of providing services
Salaries and benefits	—	1	18	551	—	570
Other operating expenses	2	24	13	138	—	177
Depreciation	—	1	4	20	—	25
Amortization	—	—	—	23	—	23
Restructuring costs	—	3	—	21	—	24
Total costs of providing services	2	29	35	753	—	819
(Loss)/income from operations	(2)	(28)	(29)	86	—	27
Income from Group undertakings	—	(58)	(66)	(33)	157	—
Expenses due to Group undertakings	—	8	53	96	(157)	—
Interest expense	11	10	9	5	—	35
Other expense/(income), net	—	(2)	—	(8)	1	(9)
(LOSS)/INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(13)	14	(25)	26	(1)	1
(Benefit from)/provision for income taxes	—	(4)	(8)	(100)	—	(112)
(LOSS)/INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(13)	18	(17)	126	(1)	113
Interest in earnings/(loss) of associates, net of tax	—	3	—	—	—	3
Equity account for subsidiaries	130	112	106	—	(348)	—
NET INCOME/(LOSS)	117	133	89	126	(349)	116
(Income)/loss attributable to non-controlling interests	—	—	—	1	—	1
NET INCOME/(LOSS) ATTRIBUTABLE TO WILLIS TOWERS WATSON	$117	$133	$89	$127	$(349)	$117

Unaudited Condensed Consolidated Statement of Comprehensive Income

	Three Months Ended September 30, 2015
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Comprehensive income/(loss) before non-controlling interests	$35	$51	$92	$54	$(202)	$30
Less: Comprehensive (income)/loss attributable to non-controlling interest	—	—	—	5	—	5
Comprehensive income/(loss) attributable to Willis Towers Watson	$35	$51	$92	$59	$(202)	$35

Unaudited Condensed Consolidated Statement of Operations

	Nine Months Ended September 30, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$—	$16	$5,858	$—	$5,874
Interest and other income	—	1	—	85	—	86
Total revenues	—	1	16	5,943	—	5,960
Costs of providing services
Salaries and benefits	1	1	38	3,479	—	3,519
Other operating expenses	4	84	82	1,001	—	1,171
Depreciation	—	3	11	118	—	132
Amortization	—	—	—	443	—	443
Restructuring costs	—	18	23	74	—	115
Integration expenses	—	13	15	89	—	117
Total costs of providing services	5	119	169	5,204	—	5,497
(Loss)/income from operations	(5)	(118)	(153)	739	—	463
Income from Group undertakings	—	(367)	(177)	(104)	648	—
Expenses due to Group undertakings	—	53	134	461	(648)	—
Interest expense	25	65	29	19	—	138
Other expense/(income), net	1	(2)	—	27	—	26
(LOSS)/INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(31)	133	(139)	336	—	299
(Benefit from)/provision for income taxes	—	(32)	(41)	84	—	11
(LOSS)/INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(31)	165	(98)	252	—	288
Interest in earnings/(loss) of associates, net of tax	—	—	—	2	—	2
Equity account for subsidiaries	309	124	92	—	(525)	—
NET INCOME/(LOSS)	278	289	(6)	254	(525)	290
(Income)/loss attributable to non-controlling interests	—	—	—	(12)	—	(12)
NET INCOME/(LOSS) ATTRIBUTABLE TO WILLIS TOWERS WATSON	$278	$289	$(6)	$242	$(525)	$278

Unaudited Condensed Consolidated Statement of Comprehensive Income

	Nine Months Ended September 30, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Comprehensive (loss)/income before non-controlling interests	$94	$104	$(107)	$88	$(83)	$96
Less: Comprehensive (income)/loss attributable to non-controlling interest	—	—	—	(2)	—	(2)
Comprehensive (loss)/income attributable to Willis Towers Watson	$94	$104	$(107)	$86	$(83)	$94

Unaudited Condensed Consolidated Statement of Operations

	Nine Months Ended September 30, 2015
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$—	$10	$2,829	$—	$2,839
Interest and other income	—	1	—	15	—	16
Total revenues	—	1	10	2,844	—	2,855
Costs of providing services
Salaries and benefits	1	1	60	1,636	—	1,698
Other operating expenses	11	79	24	402	—	516
Depreciation	—	4	12	54	—	70
Amortization	—	—	—	53	—	53
Restructuring costs	—	17	13	63	—	93
Total costs of providing services	12	101	109	2,208	—	2,430
(Loss)/income from operations	(12)	(100)	(99)	636	—	425
Income from Group undertakings	—	(168)	(178)	(82)	428	—
Expenses due to Group undertakings	—	23	142	263	(428)	—
Interest expense	32	28	31	12	—	103
Other expense/(income), net	8	(2)	—	(32)	—	(26)
(LOSS)/INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(52)	19	(94)	475	—	348
(Benefit from)/provision for income taxes	—	(21)	(30)	14	—	(37)
(LOSS)/INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(52)	40	(64)	461	—	385
Interest in earnings/(loss) of associates, net of tax	—	7	—	10	—	17
Equity account for subsidiaries	449	398	202	—	(1,049)	—
NET INCOME/(LOSS)	397	445	138	471	(1,049)	402
(Income)/loss attributable to non-controlling interests	—	—	—	(5)	—	(5)
NET INCOME/(LOSS) ATTRIBUTABLE TO WILLIS TOWERS WATSON	$397	$445	$138	$466	$(1,049)	$397

Unaudited Condensed Consolidated Statement of Comprehensive Income

	Nine Months Ended September 30, 2015
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Comprehensive income/(loss) before non-controlling interests	$509	$559	$147	$600	$(1,308)	$507
Less: Comprehensive (income)/loss attributable to non-controlling interest	—	—	—	2	—	2
Comprehensive income/(loss) attributable to Willis Towers Watson	$509	$559	$147	$602	$(1,308)	$509

Unaudited Condensed Consolidated Balance Sheet

	As of September 30, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$—	$767	$—	$767
Fiduciary assets	—	—	—	11,604	—	11,604
Accounts receivable, net	—	—	5	2,038	—	2,043
Prepaid and other current assets	2	69	20	283	(55)	319
Amounts due from group undertakings	7,431	5,567	1,189	2,374	(16,561)	—
Total current assets	7,433	5,636	1,214	17,066	(16,616)	14,733
Investments in subsidiaries	3,900	8,319	5,945	—	(18,164)	—
Fixed assets, net	—	33	31	747	—	811
Goodwill	—	—	—	10,483	—	10,483
Other intangible assets, net	—	64	—	4,589	(64)	4,589
Pension benefits assets	—	—	—	857	—	857
Other non-current assets	—	2	54	273	(1)	328
Non-current amounts due from group undertakings	—	918	823	—	(1,741)	—
Total non-current assets	3,900	9,336	6,853	16,949	(19,970)	17,068
TOTAL ASSETS	$11,333	$14,972	$8,067	$34,015	$(36,586)	$31,801
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$—	$11,604	$—	$11,604
Deferred revenue and accrued expenses	1	15	23	1,307	(64)	1,282
Short-term debt and current portion of long-term debt	—	22	394	103	—	519
Other current liabilities	69	67	4	727	(55)	812
Amounts due to group undertakings	—	8,686	2,140	5,735	(16,561)	—
Total current liabilities	70	8,790	2,561	19,476	(16,680)	14,217
Long-term debt	496	2,395	186	190	—	3,267
Liability for pension benefits	—	—	—	1,089	—	1,089
Deferred tax liabilities	—	—	—	1,138	(1)	1,137
Provision for liabilities	—	—	120	473	—	593
Other non-current liabilities	—	45	15	480	4	544
Amounts due to group undertakings	—	—	518	1,223	(1,741)	—
Total non-current liabilities	496	2,440	839	4,593	(1,738)	6,630
TOTAL LIABILITIES	566	11,230	3,400	24,069	(18,418)	20,847
REDEEMABLE NONCONTROLLING INTEREST	—	—	—	53	—	53
EQUITY
Total Willis Towers Watson shareholders’ equity	10,767	3,742	4,667	9,759	(18,168)	10,767
Noncontrolling interests	—	—	—	134	—	134
Total equity	10,767	3,742	4,667	9,893	(18,168)	10,901
TOTAL LIABILITIES AND EQUITY	$11,333	$14,972	$8,067	$34,015	$(36,586)	$31,801

Unaudited Condensed Consolidated Balance Sheet

	As of December 31, 2015
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
ASSETS
Cash and cash equivalents	$3	$2	$—	$527	$—	$532
Fiduciary assets	—	—	—	10,458	—	10,458
Accounts receivable, net	—	—	7	1,251	—	1,258
Prepaid and other current assets	1	49	18	194	(7)	255
Amounts due from group undertakings	3,423	1,684	822	1,259	(7,188)	—
Total current assets	3,427	1,735	847	13,689	(7,195)	12,503
Investments in subsidiaries	—	3,208	832	—	(4,040)	—
Fixed assets, net	—	23	35	505	—	563
Goodwill	—	—	—	3,737	—	3,737
Other intangible assets, net	—	—	—	1,115	—	1,115
Pension benefits assets	—	—	—	623	—	623
Other non-current assets	—	8	2	288	—	298
Non-current amounts due from group undertakings	—	518	785	—	(1,303)	—
Total non-current assets	—	3,757	1,654	6,268	(5,343)	6,336
TOTAL ASSETS	$3,427	$5,492	$2,501	$19,957	$(12,538)	$18,839
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$—	$10,458	$—	$10,458
Deferred revenue and accrued expenses	1	13	55	683	—	752
Short-term debt and current portion of long-term debt	300	609	—	79	—	988
Other current liabilities	15	38	23	534	(7)	603
Amounts due to group undertakings	—	4,141	1,545	1,502	(7,188)	—
Total current liabilities	316	4,801	1,623	13,256	(7,195)	12,801
Long-term debt	495	1,203	580	—	—	2,278
Liability for pension benefits	—	—	—	279	—	279
Deferred tax liabilities	—	1	—	239	—	240
Provision for liabilities	—	—	—	295	—	295
Investments in subsidiaries	387	—	—	—	(387)	—
Other non-current liabilities	—	21	15	497	—	533
Non-current amounts due to group undertakings	—	—	518	785	(1,303)	—
Total non-current liabilities	882	1,225	1,113	2,095	(1,690)	3,625
TOTAL LIABILITIES	1,198	6,026	2,736	15,351	(8,885)	16,426
REDEEMABLE NONCONTROLLING INTEREST	—	—	—	53	—	53
EQUITY
Total Willis Towers Watson shareholders’ equity	2,229	(534)	(235)	4,422	(3,653)	2,229
Noncontrolling interests	—	—	—	131	—	131
Total equity	2,229	(534)	(235)	4,553	(3,653)	2,360
TOTAL LIABILITIES AND EQUITY	$3,427	$5,492	$2,501	$19,957	$(12,538)	$18,839

Unaudited Condensed Consolidated Statement of Cash Flows

	Nine Months Ended September 30, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
NET CASH FROM/(USED IN) OPERATING ACTIVITIES	$6	$(130)	$(175)	$976	$(69)	$608
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	(76)	(8)	(131)	64	(151)
Capitalized software costs	—	—	—	(64)	—	(64)
Acquisitions of operations, net of cash acquired	—	—	—	476	—	476
Other, net	—	—	1	16	5	22
Proceeds from intercompany investing activities	47	47	—	18	(112)	—
Repayments of intercompany investing activities	(4,015)	(3,953)	—	(805)	8,773	—
Reduction in investment in subsidiaries	4,600	3,600	—	—	(8,200)	—
Additional investment in subsidiaries	—	(4,600)	—	(3,600)	8,200	—
Net cash from/(used in) investing activities	$632	$(4,982)	$(7)	$(4,090)	$8,730	$283
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net (repayments)/borrowings on revolving credit facility	—	(389)	—	—	—	(389)
Senior notes issued	—	1,606	—	—	—	1,606
Proceeds from issue of other debt	—	400	—	4	—	404
Debt issuance costs	—	(14)	—	—	—	(14)
Repayments of debt	(300)	(1,032)	—	(529)	—	(1,861)
Repurchase of shares	(222)	—	—	—	—	(222)
Proceeds from issuance of shares and excess tax benefit	44	—	—	—	—	44
Payments of deferred and contingent consideration related to acquisitions	—	—	—	(64)	—	(64)
Dividends paid	(133)	—	—	—	—	(133)
Acquisitions of and dividends paid to noncontrolling interests	—	—	—	(17)	—	(17)
Proceeds from intercompany financing activities	—	4,557	199	4,017	(8,773)	—
Repayments of intercompany financing activities	(30)	(18)	(17)	(47)	112	—
Net cash (used in)/from financing activities	$(641)	$5,110	$182	$3,364	$(8,661)	$(646)
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(3)	(2)	—	250	—	245
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(10)	—	(10)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3	2	—	527	—	532
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$—	$767	$—	$767

Unaudited Condensed Consolidated Statement of Cash Flows

	Nine Months Ended September 30, 2015
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
NET CASH (USED IN)/FROM OPERATING ACTIVITIES	$(16)	$96	$5	$28	$—	$113
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	(5)	(6)	(89)	—	(100)
Acquisitions of operations, net of cash acquired	—	—	—	(293)	—	(293)
Net proceeds from sale of operations	—	—	—	45	—	45
Proceeds from intercompany investing activities	160	49	82	149	(440)	—
Repayments of intercompany investing activities	—	(268)	—	(269)	537	—
Additional investment in subsidiaries	—	(274)	—	—	274	—
Net cash from/(used in) investing activities	$160	$(498)	$76	$(457)	$371	$(348)
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net (repayments)/borrowings on revolving credit facility	—	420	—	—	—	420
Debt issuance costs	—	—	—	(1)	—	(1)
Repayments of debt	—	(11)	(148)	—	—	(159)
Repurchase of shares	(82)	—	—	—	—	(82)
Proceeds from issuance of shares and excess tax benefit	95	—	—	279	(274)	100
Dividends paid	(165)	—	—	—	—	(165)
Acquisitions of and dividends paid to noncontrolling interests	—	—	—	(19)	—	(19)
Proceeds from intercompany financing activities	—	202	67	268	(537)	—
Repayments of intercompany financing activities	—	(208)	—	(232)	440	—
Net cash (used in)/from financing activities	$(152)	$403	$(81)	$295	$(371)	$94
DECREASE IN CASH AND CASH EQUIVALENTS	(8)	1	—	(134)	—	(141)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(28)	—	(28)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9	2	—	624	—	635
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1	$3	$—	$462	$—	$466

Note 17 — Financial Information for Parent Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries
On March 17, 2011, the Company issued senior notes totaling $800 million in a registered public offering. On March 15, 2016, $300 million of these senior notes was repaid leaving $500 million outstanding. These debt securities were issued by Willis Towers Watson (‘WTW Debt Securities’) and are guaranteed by certain of the Company’s subsidiaries. Therefore, the Company is providing the condensed consolidating financial information below. The following wholly owned subsidiaries (directly or indirectly) fully and unconditionally guarantee the WTW Debt Securities on a joint and several basis: Willis Netherlands Holdings B.V., Willis Investment U.K. Holdings Limited, TA I Limited, Trinity Acquisition plc (formerly Trinity Acquisition Limited), Willis Group Limited, Willis North America, and additionally, effective from March 9, 2016, Willis Towers Watson Sub Holdings Limited and WTW Bermuda Holdings Ltd. (the ‘Guarantors’).
The guarantor structure described above differs from the guarantor structure associated with the senior notes issued by Willis North America (the ‘Willis North America Debt Securities’) (and for which condensed consolidating financial information is presented in Note 16) in that Willis Towers Watson is the Parent Issuer and Willis North America is a subsidiary guarantor.
Presented below is condensed consolidating financial information for:

(i)	Willis Towers Watson, which is the Parent Issuer;

(ii)	the Guarantors, which are all 100 percent directly or indirectly owned subsidiaries of the parent;

(iii)	Other, which are the non-guarantor subsidiaries, on a combined basis;

(iv)	Consolidating adjustments; and

(v)	the Consolidated Company.
The equity method has been used for investments in subsidiaries in the condensed consolidating balance sheets as of September 30, 2016 of Willis Towers Watson and the Guarantors.
The entities included in the Other Guarantors column as of September 30, 2016 are Willis Towers Watson Sub Holdings Limited, Willis Netherlands Holdings B.V., Willis Investment U.K. Holdings Limited, TA I Limited, WTW Bermuda Holdings Ltd., Trinity Acquisition plc (formerly Trinity Acquisition Limited), Willis Group Limited and Willis North America Inc.

Unaudited Condensed Consolidated Statement of Operations

	Three Months Ended September 30, 2016
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$5	$1,756	$—	$1,761
Interest and other income	—	—	16	—	16
Total revenues	—	5	1,772	—	1,777
Costs of providing services
Salaries and benefits	—	14	1,105	—	1,119
Other operating expenses	1	37	332	—	370
Depreciation	—	5	40	—	45
Amortization	—	—	157	—	157
Restructuring costs	—	14	35	—	49
Integration expenses	—	6	30	—	36
Total costs of providing services	1	76	1,699	—	1,776
(Loss)/income from operations	(1)	(71)	73	—	1
Income from Group undertakings	—	(159)	(34)	193	—
Expenses due to Group undertakings	—	33	160	(193)	—
Interest expense	8	32	5	—	45
Other expense/(income), net	—	—	14	—	14
(LOSS)/INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(9)	23	(72)	—	(58)
(Benefit from)/provision for income taxes	—	(19)	(7)	—	(26)
(LOSS)/INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(9)	42	(65)	—	(32)
Interest in earnings of associates, net of tax	—	—	1	—	1
Equity account for subsidiaries	(23)	(60)	—	83	—
NET (LOSS)/INCOME	(32)	(18)	(64)	83	(31)
(Income)/loss attributable to non-controlling interests	—	—	(1)	—	(1)
NET (LOSS)/INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$(32)	$(18)	$(65)	$83	$(32)

Unaudited Condensed Consolidated Statement of Comprehensive Income

	Three Months Ended September 30, 2016
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
Comprehensive (loss)/income before non-controlling interests	$(72)	$(58)	$(91)	$148	$(73)
Less: Comprehensive loss/(income) attributable to non-controlling interest	—	—	1	—	1
Comprehensive (loss)/income attributable to Willis Towers Watson	$(72)	$(58)	$(90)	$148	$(72)

Unaudited Condensed Consolidated Statement of Operations

	Three Months Ended September 30, 2015
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$6	$835	$—	$841
Interest and other income	—	1	4	—	5
Total revenues	—	7	839	—	846
Costs of providing services
Salaries and benefits	—	19	551	—	570
Other operating expenses	2	37	138	—	177
Depreciation	—	5	20	—	25
Amortization	—	—	23	—	23
Restructuring costs	—	3	21	—	24
Total costs of providing services	2	64	753	—	819
(Loss)/income from operations	(2)	(57)	86	—	27
Income from Group undertakings	—	(97)	(33)	130	—
Expenses due to Group undertakings	—	34	96	(130)	—
Interest expense	11	19	5	—	35
Other expense/(income), net	—	(2)	(8)	1	(9)
(LOSS)/INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(13)	(11)	26	(1)	1
(Benefit from)/provision for income taxes	—	(12)	(100)	—	(112)
(LOSS)/INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(13)	1	126	(1)	113
Interest in earnings/(loss) of associates, net of tax	—	3	—	—	3
Equity account for subsidiaries	130	129	—	(259)	—
NET INCOME/(LOSS)	117	133	126	(260)	116
(Income)/loss attributable to non-controlling interests	—	—	1	—	1
NET INCOME/(LOSS) ATTRIBUTABLE TO WILLIS TOWERS WATSON	$117	$133	$127	$(260)	$117

Unaudited Condensed Consolidated Statement of Comprehensive Income

	Three Months Ended September 30, 2015
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
Comprehensive income/(loss) before non-controlling interests	$35	$51	$54	$(110)	$30
Less: Comprehensive (income)/loss attributable to non-controlling interest	—	—	5	—	5
Comprehensive income/(loss) attributable to Willis Towers Watson	$35	$51	$59	$(110)	$35

Unaudited Condensed Consolidated Statement of Operations

	Nine Months Ended September 30, 2016
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$16	$5,858	$—	$5,874
Interest and other income	—	1	85	—	86
Total revenues	—	17	5,943	—	5,960
Costs of providing services
Salaries and benefits	1	39	3,479	—	3,519
Other operating expenses	4	166	1,001	—	1,171
Depreciation	—	14	118	—	132
Amortization	—	—	443	—	443
Restructuring costs	—	41	74	—	115
Integration expenses	—	28	89	—	117
Total costs of providing services	5	288	5,204	—	5,497
(Loss)/income from operations	(5)	(271)	739	—	463
Income from Group undertakings	—	(461)	(104)	565	—
Expenses due to Group undertakings	—	104	461	(565)	—
Interest expense	25	94	19	—	138
Other expense/(income), net	1	(2)	27	—	26
(LOSS)/INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(31)	(6)	336	—	299
(Benefit from)/provision for income taxes	—	(73)	84	—	11
(LOSS)/INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(31)	67	252	—	288
Interest in earnings/(loss) of associates, net of tax	—	—	2	—	2
Equity account for subsidiaries	309	222	—	(531)	—
NET INCOME/(LOSS)	278	289	254	(531)	290
(Income)/loss attributable to non-controlling interests	—	—	(12)	—	(12)
NET INCOME/(LOSS) ATTRIBUTABLE TO WILLIS TOWERS WATSON	$278	$289	$242	$(531)	$278

Unaudited Condensed Consolidated Statement of Comprehensive Income

	Nine Months Ended September 30, 2016
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
Comprehensive income/(loss) before non-controlling interests	$94	$104	$88	$(190)	$96
Less: Comprehensive (income)/loss attributable to non-controlling interest	—	—	(2)	—	(2)
Comprehensive income/(loss) attributable to Willis Towers Watson	$94	$104	$86	$(190)	$94

Unaudited Condensed Consolidated Statement of Operations

	Nine Months Ended September 30, 2015
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$10	$2,829	$—	$2,839
Interest and other income	—	1	15	—	16
Total revenues	—	11	2,844	—	2,855
Costs of providing services
Salaries and benefits	1	61	1,636	—	1,698
Other operating expenses	11	103	402	—	516
Depreciation	—	16	54	—	70
Amortization	—	—	53	—	53
Restructuring costs	—	30	63	—	93
Total costs of providing services	12	210	2,208	—	2,430
(Loss)/income from operations	(12)	(199)	636	—	425
Income from Group undertakings	—	(264)	(82)	346	—
Expenses due to Group undertakings	—	83	263	(346)	—
Interest expense	32	59	12	—	103
Other expense/(income), net	8	(2)	(32)	—	(26)
(LOSS)/INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(52)	(75)	475	—	348
(Benefit from)/provision for income taxes	—	(51)	14	—	(37)
(LOSS)/INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(52)	(24)	461	—	385
Interest in earnings/(loss) of associates, net of tax	—	7	10	—	17
Equity account for subsidiaries	449	462	—	(911)	—
NET INCOME/(LOSS)	397	445	471	(911)	402
(Income)/loss attributable to non-controlling interests	—	—	(5)	—	(5)
NET INCOME/(LOSS) ATTRIBUTABLE TO WILLIS TOWERS WATSON	$397	$445	$466	$(911)	$397

Unaudited Condensed Consolidated Statement of Comprehensive Income

	Nine Months Ended September 30, 2015
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
Comprehensive income/(loss) before non-controlling interests	$509	$559	$600	$(1,161)	$507
Less: Comprehensive loss attributable to non-controlling interest	—	—	2	—	2
Comprehensive income/(loss) attributable to Willis Towers Watson	$509	$559	$602	$(1,161)	$509

Unaudited Condensed Consolidated Balance Sheet

	As of September 30, 2016
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$767	$—	$767
Fiduciary assets	—	—	11,604	—	11,604
Accounts receivable, net	—	5	2,038	—	2,043
Prepaid and other current assets	2	89	283	(55)	319
Amounts due from group undertakings	7,431	5,496	2,374	(15,301)	—
Total current assets	7,433	5,590	17,066	(15,356)	14,733
Investments in subsidiaries	3,900	9,596	—	(13,496)	—
Fixed assets, net	—	64	747	—	811
Goodwill	—	—	10,483	—	10,483
Other intangible assets, net	—	64	4,589	(64)	4,589
Pension benefits assets	—	—	857	—	857
Other non-current assets	—	56	273	(1)	328
Non-current amounts due from group undertakings	—	1,223	—	(1,223)	—
Total non-current assets	3,900	11,003	16,949	(14,784)	17,068
TOTAL ASSETS	$11,333	$16,593	$34,015	$(30,140)	$31,801
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$11,604	$—	$11,604
Deferred revenue and accrued expenses	1	38	1,307	(64)	1,282
Short-term debt and current portion of long-term debt	—	416	103	—	519
Other current liabilities	69	71	727	(55)	812
Amounts due to group undertakings	—	9,566	5,735	(15,301)	—
Total current liabilities	70	10,091	19,476	(15,420)	14,217
Long-term debt	496	2,581	190	—	3,267
Liability for pension benefits	—	—	1,089	—	1,089
Deferred tax liabilities	—	—	1,138	(1)	1,137
Provision for liabilities	—	120	473	—	593
Other non-current liabilities	—	59	480	5	544
Non-current amounts due to group undertakings	—	—	1,223	(1,223)	—
Total non-current liabilities	496	2,760	4,593	(1,219)	6,630
TOTAL LIABILITIES	566	12,851	24,069	(16,639)	20,847
REDEEMABLE NONCONTROLLING INTEREST	—	—	53	—	53
EQUITY
Total Willis Towers Watson shareholders’ equity	10,767	3,742	9,759	(13,501)	10,767
Noncontrolling interests	—	—	134	—	134
Total equity	10,767	3,742	9,893	(13,501)	10,901
TOTAL LIABILITIES AND EQUITY	$11,333	$16,593	$34,015	$(30,140)	$31,801

Unaudited Condensed Consolidated Balance Sheet

	As of December 31, 2015
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
ASSETS
Cash and cash equivalents	$3	$2	$527	$—	$532
Fiduciary assets	—	—	10,458	—	10,458
Accounts receivable, net	—	7	1,251	—	1,258
Prepaid and other current assets	1	67	194	(7)	255
Amounts due from group undertakings	3,423	1,257	1,259	(5,939)	—
Total current assets	3,427	1,333	13,689	(5,946)	12,503
Investments in subsidiaries	—	4,275	—	(4,275)	—
Fixed assets, net	—	58	505	—	563
Goodwill	—	—	3,737	—	3,737
Other intangible assets, net	—	—	1,115	—	1,115
Pension benefits assets	—	—	623	—	623
Other non-current assets	—	10	288	—	298
Non-current amounts due from group undertakings	—	785	—	(785)	—
Total non-current assets	—	5,128	6,268	(5,060)	6,336
TOTAL ASSETS	$3,427	$6,461	$19,957	$(11,006)	$18,839
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$10,458	$—	$10,458
Deferred revenue and accrued expenses	1	68	683	—	752
Short-term debt and current portion of long-term debt	300	609	79	—	988
Other current liabilities	15	61	534	(7)	603
Amounts due to group undertakings	—	4,437	1,502	(5,939)	—
Total current liabilities	316	5,175	13,256	(5,946)	12,801
Investments in subsidiaries	387	—	—	(387)	—
Long-term debt	495	1,783	—	—	2,278
Liability for pension benefits	—	—	279	—	279
Deferred tax liabilities	—	1	239	—	240
Provision for liabilities	—	—	295	—	295
Other non-current liabilities	—	36	497	—	533
Non-current amounts due to group undertakings	—	—	785	(785)	—
Total non-current liabilities	882	1,820	2,095	(1,172)	3,625
TOTAL LIABILITIES	1,198	6,995	15,351	(7,118)	16,426
REDEEMABLE NONCONTROLLING INTEREST	—	—	53	—	53
EQUITY
Total Willis Towers Watson shareholders’ equity	2,229	(534)	4,422	(3,888)	2,229
Noncontrolling interests	—	—	131	—	131
Total equity	2,229	(534)	4,553	(3,888)	2,360
TOTAL LIABILITIES AND EQUITY	$3,427	$6,461	$19,957	$(11,006)	$18,839

Unaudited Condensed Consolidated Statement of Cash Flows

	Nine Months Ended September 30, 2016
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
NET CASH FROM/(USED IN) OPERATING ACTIVITIES	$6	$(305)	$976	$(69)	$608
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	(84)	(131)	64	(151)
Capitalized software costs	—	—	(64)	—	(64)
Acquisitions of operations, net of cash acquired	—	—	476	—	476
Other, net	—	1	16	5	22
Proceeds from intercompany investing activities	47	30	18	(95)	—
Repayments of intercompany investing activities	(4,015)	(3,953)	(805)	8,773	—
Reduction in investment in subsidiaries	4,600	3,600	—	(8,200)	—
Additional investment in subsidiaries	—	(4,600)	(3,600)	8,200	—
Net cash from/(used in) investing activities	$632	$(5,006)	$(4,090)	$8,747	$283
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net (repayments)/borrowings on revolving credit facility	—	(389)	—	—	(389)
Senior notes issued	—	1,606	—	—	1,606
Proceeds from issue of other debt	—	400	4	—	404
Debt issuance costs	—	(14)	—	—	(14)
Repayments of debt	(300)	(1,032)	(529)	—	(1,861)
Repurchase of shares	(222)	—	—	—	(222)
Proceeds from issuance of shares and excess tax benefit	44	—	—	—	44
Payments of deferred and contingent consideration related to acquisitions	—	—	(64)	—	(64)
Dividends paid	(133)	—	—	—	(133)
Acquisitions of and dividends paid to noncontrolling interests	—	—	(17)	—	(17)
Proceeds from intercompany financing activities	—	4,756	4,017	(8,773)	—
Repayments of intercompany financing activities	(30)	(18)	(47)	95	—
Net cash (used in)/from financing activities	$(641)	$5,309	$3,364	$(8,678)	$(646)
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(3)	(2)	250	—	245
Effect of exchange rate changes on cash and cash equivalents	—	—	(10)	—	(10)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3	2	527	—	532
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$767	$—	$767

Unaudited Condensed Consolidated Statement of Cash Flows

	Nine Months Ended September 30, 2015
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
NET CASH (USED IN)/FROM OPERATING ACTIVITIES	$(16)	$101	$28	$—	$113
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	(11)	(89)	—	(100)
Acquisitions of operations, net of cash acquired	—	—	(293)	—	(293)
Net proceeds from sale of operations	—	—	45	—	45
Proceeds from intercompany investing activities	160	131	149	(440)	—
Repayments of intercompany investing activities	—	(268)	(269)	537	—
Additional investment in subsidiaries	—	(274)	—	274	—
Net cash from/(used in) investing activities	$160	$(422)	$(457)	$371	$(348)
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net (repayments)/borrowings on revolving credit facility	—	420	—	—	420
Debt issuance costs	—	—	(1)	—	(1)
Repayments of debt	—	(159)	—	—	(159)
Repurchase of shares	(82)	—	—	—	(82)
Proceeds from issuance of shares and excess tax benefit	95	—	279	(274)	100
Dividends paid	(165)	—	—	—	(165)
Acquisitions of and dividends paid to noncontrolling interests	—	—	(19)	—	(19)
Proceeds from intercompany financing activities	—	269	268	(537)	—
Repayments of intercompany financing activities	—	(208)	(232)	440	—
Net cash (used in)/from financing activities	$(152)	$322	$295	$(371)	$94
DECREASE IN CASH AND CASH EQUIVALENTS	(8)	1	(134)	—	(141)
Effect of exchange rate changes on cash and cash equivalents	—	—	(28)	—	(28)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9	2	624	—	635
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1	$3	$462	$—	$466

Note 18 — Financial Information for Issuer, Parent Guarantor, Other Guarantor Subsidiaries and Non-Guarantor Subsidiaries
Trinity Acquisition plc (formerly Trinity Acquisition Limited) has $2.1 billion of senior notes outstanding, of which $525 million were issued on August 15, 2013, $1.0 billion were issued on March 15, 2016 and €540 million ($609 million) were issued on May 26, 2016.
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
The equity method has been used for investments in subsidiaries in the condensed consolidating balance sheets as of September 30, 2016 of Willis Towers Watson, the Other Guarantors and the Issuer.
The entities included in the Other Guarantors column as of September 30, 2016 are Willis Towers Watson Sub Holdings Limited, Willis Netherlands Holdings B.V., Willis Investment U.K. Holdings Limited, Willis North America Inc., TA I Limited, WTW Bermuda Holdings Ltd. and Willis Group Limited.

Unaudited Condensed Consolidated Statement of Operations

	Three Months Ended September 30, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$5	$—	$1,756	$—	$1,761
Interest and other income	—	—	—	16	—	16
Total revenues	—	5	—	1,772	—	1,777
Costs of providing services
Salaries and benefits	—	14	—	1,105	—	1,119
Other operating expenses	1	37	—	332	—	370
Depreciation	—	5	—	40	—	45
Amortization	—	—	—	157	—	157
Restructuring costs	—	14	—	35	—	49
Integration expenses	—	6	—	30	—	36
Total costs of providing services	1	76	—	1,699	—	1,776
(Loss)/income from operations	(1)	(71)	—	73	—	1
Income from Group undertakings	—	(155)	(34)	(34)	223	—
Expenses due to Group undertakings	—	57	6	160	(223)	—
Interest expense	8	10	22	5	—	45
Other expense/(income), net	—	—	—	14	—	14
(LOSS)/INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(9)	17	6	(72)	—	(58)
(Benefit from)/provision for income taxes	—	(19)	—	(7)	—	(26)
(LOSS)/INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(9)	36	6	(65)	—	(32)
Interest in earnings of associates, net of tax	—	—	—	1	—	1
Equity account for subsidiaries	(23)	(54)	(55)	—	132	—
NET (LOSS)/INCOME	(32)	(18)	(49)	(64)	132	(31)
(Income)/loss attributable to non-controlling interests	—	—	—	(1)	—	(1)
NET (LOSS)/INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$(32)	$(18)	$(49)	$(65)	$132	$(32)

Unaudited Condensed Consolidated Statement of Comprehensive Income

	Three Months Ended September 30, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Comprehensive (loss)/income before non-controlling interests	$(72)	$(58)	$(59)	$(91)	$207	$(73)
Less: Comprehensive loss attributable to non-controlling interest	—	—	—	1	—	1
Comprehensive (loss)/income attributable to Willis Towers Watson	$(72)	$(58)	$(59)	$(90)	$207	$(72)

Unaudited Condensed Consolidated Statement of Operations

	Three Months Ended September 30, 2015
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$6	$—	$835	$—	$841
Interest and other income	—	1	—	4	—	5
Total revenues	—	7	—	839	—	846
Costs of providing services
Salaries and benefits	—	19	—	551	—	570
Other operating expenses	2	37	—	138	—	177
Depreciation	—	5	—	20	—	25
Amortization	—	—	—	23	—	23
Restructuring costs	—	3	—	21	—	24
Integration expenses	—	—	—	—	—	—
Total costs of providing services	2	64	—	753	—	819
(Loss)/income from operations	(2)	(57)	—	86	—	27
Income from Group undertakings	—	(96)	(24)	(33)	153	—
Expenses due to Group undertakings	—	58	(1)	96	(153)	—
Interest expense	11	9	10	5	—	35
Other expense/(income), net	—	(2)	—	(8)	1	(9)
(LOSS)/INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(13)	(26)	15	26	(1)	1
(Benefit from)/provision for income taxes	—	(14)	2	(100)	—	(112)
(LOSS)/INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(13)	(12)	13	126	(1)	113
Interest in earnings/(loss) of associates, net of tax	—	3	—	—	—	3
Equity account for subsidiaries	130	142	114	—	(386)	—
NET INCOME/(LOSS)	117	133	127	126	(387)	116
Loss attributable to non-controlling interests	—	—	—	1	—	1
NET INCOME/(LOSS) ATTRIBUTABLE TO WILLIS TOWERS WATSON	$117	$133	$127	$127	$(387)	$117

Unaudited Condensed Consolidated Statement of Comprehensive Income

	Three Months Ended September 30, 2015
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Comprehensive income/(loss) before non-controlling interests	$35	$51	$48	$54	$(158)	$30
Less: Comprehensive loss attributable to non-controlling interest	—	—	—	5	—	5
Comprehensive income/(loss) attributable to Willis Towers Watson	$35	$51	$48	$59	$(158)	$35

Unaudited Condensed Consolidated Statement of Operations

	Nine Months Ended September 30, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$16	$—	$5,858	$—	$5,874
Interest and other income	—	1	—	85	—	86
Total revenues	—	17	—	5,943	—	5,960
Costs of providing services
Salaries and benefits	1	39	—	3,479	—	3,519
Other operating expenses	4	166	—	1,001	—	1,171
Depreciation	—	14	—	118	—	132
Amortization	—	—	—	443	—	443
Restructuring costs	—	41	—	74	—	115
Integration expenses	—	28	—	89	—	117
Total costs of providing services	5	288	—	5,204	—	5,497
(Loss)/income from operations	(5)	(271)	—	739	—	463
Income from Group undertakings	—	(451)	(98)	(104)	653	—
Expenses due to Group undertakings	—	173	19	461	(653)	—
Interest expense	25	28	66	19	—	138
Other expense/(income), net	1	(2)	—	27	—	26
(LOSS)/INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(31)	(19)	13	336	—	299
(Benefit from)/provision for income taxes	—	(74)	1	84	—	11
(LOSS)/INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(31)	55	12	252	—	288
Interest in earnings/(loss) of associates, net of tax	—	—	—	2	—	2
Equity account for subsidiaries	309	234	57	—	(600)	—
NET INCOME/(LOSS)	278	289	69	254	(600)	290
(Income) attributable to non-controlling interests	—	—	—	(12)	—	(12)
NET INCOME/(LOSS) ATTRIBUTABLE TO WILLIS TOWERS WATSON	$278	$289	$69	$242	$(600)	$278

Unaudited Condensed Consolidated Statement of Comprehensive Income

	Nine Months Ended September 30, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Comprehensive income/(loss) before non-controlling interests	$94	$104	$(3)	$88	$(187)	$96
Less: Comprehensive (income) attributable to non-controlling interest	—	—	—	(2)	—	(2)
Comprehensive income/(loss) attributable to Willis Towers Watson	$94	$104	$(3)	$86	$(187)	$94

Unaudited Condensed Consolidated Statement of Operations

	Nine Months Ended September 30, 2015
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$10	$—	$2,829	$—	$2,839
Interest and other income	—	1	—	15	—	16
Total revenues	—	11	—	2,844	—	2,855
Costs of providing services
Salaries and benefits	1	61	—	1,636	—	1,698
Other operating expenses	11	103	—	402	—	516
Depreciation	—	16	—	54	—	70
Amortization	—	—	—	53	—	53
Restructuring costs	—	30	—	63	—	93
Integration expenses	—	—	—	—	—	—
Total costs of providing services	12	210	—	2,208	—	2,430
(Loss)/income from operations	(12)	(199)	—	636	—	425
Income from Group undertakings	—	(276)	(69)	(82)	427	—
Expenses due to Group undertakings	—	151	13	263	(427)	—
Interest expense	32	30	29	12	—	103
Other expense/(income), net	8	(2)	—	(32)	—	(26)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(52)	(102)	27	475	—	348
(Benefit from)/provision for income taxes	—	(56)	5	14	—	(37)
(LOSS)/INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(52)	(46)	22	461	—	385
Interest in earnings/(loss) of associates, net of tax	—	7	—	10	—	17
Equity account for subsidiaries	449	484	375	—	(1,308)	—
NET INCOME/(LOSS)	397	445	397	471	(1,308)	402
(Income) attributable to non-controlling interests	—	—	—	(5)	—	(5)
NET INCOME/(LOSS) ATTRIBUTABLE TO WILLIS TOWERS WATSON	$397	$445	$397	$466	$(1,308)	$397

Unaudited Condensed Consolidated Statement of Comprehensive Income

	Nine Months Ended September 30, 2015
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Comprehensive income/(loss) before non-controlling interests	$509	$559	$522	$600	$(1,683)	$507
Less: Comprehensive loss attributable to non-controlling interest	—	—	—	2	—	2
Comprehensive income/(loss) attributable to Willis Towers Watson	$509	$559	$522	$602	$(1,683)	$509

Unaudited Condensed Consolidated Balance Sheet

	As of September 30, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$—	$767	$—	$767
Fiduciary assets	—	—	—	11,604	—	11,604
Accounts receivable, net	—	5	—	2,038	—	2,043
Prepaid and other current assets	2	94	2	283	(62)	319
Amounts due from group undertakings	7,431	4,549	1,750	2,374	(16,104)	—
Total current assets	7,433	4,648	1,752	17,066	(16,166)	14,733
Investments in subsidiaries	3,900	9,401	8,141	—	(21,442)	—
Fixed assets, net	—	64	—	747	—	811
Goodwill	—	—	—	10,483	—	10,483
Other intangible assets, net	—	64	—	4,589	(64)	4,589
Pension benefits assets	—	—	—	857	—	857
Other non-current assets	—	56	—	273	(1)	328
Non-current amounts due from group undertakings	—	1,253	918	—	(2,171)	—
Total non-current assets	3,900	10,838	9,059	16,949	(23,678)	17,068
TOTAL ASSETS	$11,333	$15,486	$10,811	$34,015	$(39,844)	$31,801
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$—	$11,604	$—	$11,604
Deferred revenue and accrued expenses	1	36	2	1,307	(64)	1,282
Short-term debt and current portion of long-term debt	—	394	22	103	—	519
Other current liabilities	69	62	16	727	(62)	812
Amounts due to group undertakings	—	10,369	—	5,735	(16,104)	—
Total current liabilities	70	10,861	40	19,476	(16,230)	14,217
Long-term debt	496	186	2,395	190	—	3,267
Liability for pension benefits	—	—	—	1,089	—	1,089
Deferred tax liabilities	—	—	—	1,138	(1)	1,137
Provision for liabilities	—	120	—	473	—	593
Other non-current liabilities	—	59	—	480	5	544
Non-current amounts due to group undertakings	—	518	430	1,223	(2,171)	—
Total non-current liabilities	496	883	2,825	4,593	(2,167)	6,630
TOTAL LIABILITIES	566	11,744	2,865	24,069	(18,397)	20,847
REDEEMABLE NONCONTROLLING INTEREST	—	—	—	53	—	53
EQUITY
Total Willis Towers Watson shareholders’ equity	10,767	3,742	7,946	9,759	(21,447)	10,767
Noncontrolling interests	—	—	—	134	—	134
Total equity	10,767	3,742	7,946	9,893	(21,447)	10,901
TOTAL LIABILITIES AND EQUITY	$11,333	$15,486	$10,811	$34,015	$(39,844)	$31,801

Unaudited Condensed Consolidated Balance Sheet

	As of December 31, 2015
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
ASSETS
Cash and cash equivalents	$3	$2	$—	$527	$—	$532
Fiduciary assets	—	—	—	10,458	—	10,458
Accounts receivable, net	—	7	—	1,251	—	1,258
Prepaid and other current assets	1	72	—	194	(12)	255
Amounts due from group undertakings	3,423	951	1,538	1,259	(7,171)	—
Total current assets	3,427	1,032	1,538	13,689	(7,183)	12,503
Investments in subsidiaries	—	4,069	3,092	—	(7,161)	—
Fixed assets, net	—	58	—	505	—	563
Goodwill	—	—	—	3,737	—	3,737
Other intangible assets, net	—	—	—	1,115	—	1,115
Pension benefits assets	—	—	—	623	—	623
Other non-current assets	—	9	1	288	—	298
Non-current amounts due from group undertakings	—	785	518	—	(1,303)	—
Total non-current assets	—	4,921	3,611	6,268	(8,464)	6,336
TOTAL ASSETS	$3,427	$5,953	$5,149	$19,957	$(15,647)	$18,839
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$—	$10,458	$—	$10,458
Deferred revenue and accrued expenses	1	68	—	683	—	752
Short-term debt and current portion of long-term debt	300	—	609	79	—	988
Other current liabilities	15	50	16	534	(12)	603
Amounts due to group undertakings	—	5,234	435	1,502	(7,171)	—
Total current liabilities	316	5,352	1,060	13,256	(7,183)	12,801
Investment in subsidiaries	387	—	—	—	(387)	—
Long-term debt	495	580	1,203	—	—	2,278
Liability for pension benefits	—	—	—	279	—	279
Deferred tax liabilities	—	1	—	239	—	240
Provision for liabilities	—	—	—	295	—	295
Other non-current liabilities	—	36	—	497	—	533
Non-current amounts due to group undertakings	—	518	—	785	(1,303)	—
Total non-current liabilities	882	1,135	1,203	2,095	(1,690)	3,625
TOTAL LIABILITIES	1,198	6,487	2,263	15,351	(8,873)	16,426
REDEEMABLE NONCONTROLLING INTEREST	—	—	—	53	—	53
EQUITY
Total Willis Towers Watson shareholders’ equity	2,229	(534)	2,886	4,422	(6,774)	2,229
Noncontrolling interests	—	—	—	131	—	131
Total equity	2,229	(534)	2,886	4,553	(6,774)	2,360
TOTAL LIABILITIES AND EQUITY	$3,427	$5,953	$5,149	$19,957	$(15,647)	$18,839

Unaudited Condensed Consolidated Statement of Cash Flows

	Nine Months Ended September 30, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
NET CASH FROM/(USED IN) OPERATING ACTIVITIES	$6	$(314)	$9	$976	$(69)	$608
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	(84)	—	(131)	64	(151)
Capitalized software costs	—	—	—	(64)	—	(64)
Acquisitions of operations, net of cash acquired	—	—	—	476	—	476
Other, net	—	1	—	16	5	22
Proceeds from intercompany investing activities	47	42	17	18	(124)	—
Repayments of intercompany investing activities	(4,015)	(3,386)	(567)	(805)	8,773	—
Reduction in investment in subsidiaries	4,600	3,600	—	—	(8,200)	—
Additional investment in subsidiaries	—	(4,600)	—	(3,600)	8,200	—
Net cash from/(used in) investing activities	$632	$(4,427)	$(550)	$(4,090)	$8,718	$283
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net (repayments)/borrowings on revolving credit facility	—	—	(389)	—	—	(389)
Senior notes issued	—	—	1,606	—	—	1,606
Proceeds from issue of other debt	—	—	400	4	—	404
Debt issuance costs	—	—	(14)	—	—	(14)
Repayments of debt	(300)	—	(1,032)	(529)	—	(1,861)
Repurchase of shares	(222)	—	—	—	—	(222)
Proceeds from issuance of shares and excess tax benefit	44	—	—	—	—	44
Payments of deferred and contingent consideration related to acquisitions	—	—	—	(64)	—	(64)
Dividends paid	(133)	—	—	—	—	(133)
Acquisitions of and dividends paid to noncontrolling interests	—	—	—	(17)	—	(17)
Proceeds from intercompany financing activities	—	4,756	—	4,017	(8,773)	—
Repayments of intercompany financing activities	(30)	(17)	(30)	(47)	124	—
Net cash (used in)/from financing activities	$(641)	$4,739	$541	$3,364	$(8,649)	$(646)
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(3)	(2)	—	250	—	245
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(10)	—	(10)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3	2	—	527	—	532
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$—	$767	$—	$767

Unaudited Condensed Consolidated Statement of Cash Flows

	Nine Months Ended September 30, 2015
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
NET CASH (USED IN)/FROM OPERATING ACTIVITIES	$(16)	$93	$8	$28	$—	$113
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	(11)	—	(89)	—	(100)
Acquisitions of operations, net of cash acquired	—	—	—	(293)	—	(293)
Net proceeds from sale of operations	—	—	—	45	—	45
Other, net	—	—	—	—	—	—
Proceeds from intercompany investing activities	160	131	—	149	(440)	—
Repayments of intercompany investing activities	—	—	(268)	(269)	537	—
Additional investment in subsidiaries	—	(274)	—	—	274	—
Net cash from/(used in) investing activities	$160	$(154)	$(268)	$(457)	$371	$(348)
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net (repayments)/borrowings on revolving credit facility	—	—	420	—	—	420
Debt issuance costs	—	—	—	(1)	—	(1)
Repayments of debt	—	(148)	(11)	—	—	(159)
Repurchase of shares	(82)	—	—	—	—	(82)
Proceeds from issuance of shares and excess tax benefit	95	—	—	279	(274)	100
Dividends paid	(165)	—	—	—	—	(165)
Acquisitions of and dividends paid to noncontrolling interests	—	—	—	(19)	—	(19)
Proceeds from intercompany financing activities	—	269	—	268	(537)	—
Repayments of intercompany financing activities	—	(59)	(149)	(232)	440	—
Net cash (used in)/from financing activities	$(152)	$62	$260	$295	$(371)	$94
DECREASE IN CASH AND CASH EQUIVALENTS	(8)	1	—	(134)	—	(141)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(28)	—	(28)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9	2	—	624	—	635
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1	$3	$—	$462	$—	$466

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion includes references to non-GAAP financial measures as defined in the rules of the Securities and Exchange Commission (‘SEC’). We present such non-GAAP financial measures, specifically, adjusted, constant currency and organic non-GAAP financial measures, as we believe such information is of interest to the investment community because it provides additional meaningful methods of evaluating certain aspects of the Company’s operating performance from period to period on a basis that may not be otherwise apparent on a GAAP basis, and these provide a measure against which our businesses may be assessed in the future.
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
Our shares are traded on the NASDAQ Global Select Market.
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
Typically, our business benefits from regulatory change, political risk or economic uncertainty. Insurance broking generally tracks the economy, but demand for both insurance broking and consulting services usually remains steady during times of uncertainty. We believe that the U.K. has good long-term growth opportunities and, given that, we believe the impact to Willis Towers Watson will be neutral to slightly positive over the next couple of years, with some periods of increase and decrease in that time frame. We have some businesses, such as our health and benefits and administration businesses, which can be counter cyclical during the early period of a significant economic change.
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
See Items 1A - Risk Factors in this 10-Q and in our Annual Report on Form 10-K filed with the SEC on February 29, 2016, for discussions of risks that may affect our ability to compete.
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
Condensed Consolidated Statements of Operations
(Millions of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Total revenues	$1,777	100%	$846	100%	$5,960	100%	$2,855	100%
Costs of providing services
Salaries and benefits	1,119	63%	570	67%	3,519	59%	1,698	59%
Other operating expenses	370	21%	177	21%	1,171	20%	516	18%
Depreciation	45	3%	25	3%	132	2%	70	2%
Amortization	157	9%	23	3%	443	7%	53	2%
Restructuring costs	49	3%	24	3%	115	2%	93	3%
Integration expenses	36	2%	—	—%	117	2%	—	—%
Total costs of providing services	1,776		819		5,497		2,430
Income from operations	1	—%	27	3%	463	8%	425	15%
Interest expense	45	3%	35	4%	138	2%	103	4%
Other expense/(income), net	14	1%	(9)	(1)%	26	—%	(26)	(1)%
(Benefit from)/provision for income taxes	(26)	(1)%	(112)	(13)%	11	—%	(37)	(1)%
Interest in earnings of associates, net of tax	1	—%	3	—%	2	—%	17	1%
(Income)/loss attributable to non-controlling interests	(1)		1		(12)		(5)
NET (LOSS)/INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$(32)	(2)%	$117	14%	$278	5%	$397	14%

Diluted (loss)/earnings per share	$(0.23)		$1.70		$2.00		$5.75
Total revenues for the three months ended September 30, 2016 were $1.8 billion, compared to $846 million for the three months ended September 30, 2015, an increase of $931 million, or 110%. This growth in revenues was driven by our Merger with Towers Watson and our acquisition of Gras Savoye.
Total revenues for the nine months ended September 30, 2016 were $6.0 billion, compared to $2.9 billion for the nine months ended September 30, 2015, an increase of $3.1 billion, or 109%. This growth in revenues was driven by our Merger with Towers Watson and our acquisitions of Gras Savoye and Miller.
Our revenues can be materially impacted by changes in currency conversions, which can fluctuate significantly over the course of a calendar year. For the three and nine months ended September 30, 2016, currency translation decreased our consolidated revenue by $25 million and $73 million, respectively, on our as reported revenue. The primary currency driving the changes was the Pound sterling, which weakened against the U.S. dollar during the three and nine months ended September 30, 2016.

Shown below are Willis Towers Watson’s top five markets based on percentage of consolidated revenue from the countries where work is performed. These figures do not represent the currency of the related revenue, which is presented in the table following this one.

Nine Months Ended
September 30, 2016
United States	48%
United Kingdom	23%
France	5%
Canada	3%
Germany	3%
The table below gives our revenues and expenses by transactional currency for the nine months ended September 30, 2016.

	U.S. dollars	Pounds sterling	Euros	Other currencies
Revenues	56%	14%	14%	16%
Expenses (i)	48%	20%	13%	19%
______________________

(i)
These percentages exclude certain expenses for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. These items include Merger-related amortization of intangible assets, restructuring costs, and integration and transaction expenses.

The components of the change in revenue generated for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30,			Components of Revenue Change
	2016	2015	As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	(in millions)
Total revenues	$1,777	$846	110%	(6)%	116%	119%	(3)%

	Nine Months Ended September 30,			Components of Revenue Change
	2016	2015	As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	(in millions)
Total revenues	$5,960	$2,855	109%	(6)%	115%	115%	—%
Definitions of Constant Currency Change and Organic Change are included in the section entitled Non-GAAP Financial Measures in this Form 10-Q.
Total costs of providing services for the three and nine months ended September 30, 2016 were $1.8 billion and $5.5 billion, respectively, compared to $819 million and $2.4 billion for the three and nine months ended September 30, 2015, respectively. The growth in expenses was primarily driven by the Merger and our acquisitions of Gras Savoye and Miller.
Restructuring costs for the three months ended September 30, 2016 were $49 million ($36 million relating to the Operational Improvement Program and $13 million relating to the Business Restructure Program), an increase of $25 million compared to $24 million for the three months ended September 30, 2015 (relating to the Operational Improvement Program). Restructuring costs for the nine months ended September 30, 2016 were $115 million ($98 million relating the Operational Improvement Program and $17 million relating to the Business Restructure Program), an increase of $22 million compared to $93 million for the nine months ended September 30, 2015 (relating to the Operational Improvement Program). See our discussion in the Operational Improvement Program section and Note 5 — Restructuring Costs herein for additional details about these expenses.
Our integration expenses include fees and charges associated with our mergers and acquisitions and principally consist of integration consultants and contract termination fees, as well as legal, accounting, marketing, and information technology integration expenses. These costs also include certain retention and severance costs and the write-off of software development as a direct consequence of the Merger. Integration expenses for the three and nine months ended September 30, 2016 were $36 million and $117 million, respectively. These expenses related primarily to the Merger ($34 million and $106 million, respectively), with the remainder relating to the integration of Gras Savoye.
Income from operations for the three months ended September 30, 2016 was $1 million compared to $27 million for the three months ended September 30, 2015, a decrease of $26 million, or 96%. While our third quarter is typically our seasonally weakest quarter, this decline in income from operations was primarily driven by the intangible asset amortization and integration costs arising from our Merger and our acquisition of Gras Savoye. Income from operations for the nine months ended September 30, 2016 was $463 million, compared to $425 million for the nine months ended September 30, 2015, an increase of $38 million, or 9%. This growth in income from operations for the nine months ended September 30, 2016 compared to that of 2015 was primarily driven by our Merger and our acquisitions of Gras Savoye and Miller, partially offset by the $50 million increase in the provision in relation to the Stanford Financial Group litigation during the first quarter of 2016.
Net loss attributable to Willis Towers Watson for the three months ended September 30, 2016 was $32 million, a decrease of $149 million compared to net income of $117 million for the three months ended September 30, 2015. This decrease was primarily driven by the decrease of $26 million in income from operations, a decrease in the benefit from income taxes of $86 million, a $10 million increase in interest expense and $23 million additional expense in other expense/(income), net. The additional expense in other expense/(income), net, was primarily related to gain on disposal of assets in the prior year, partially offset by foreign currency movements.
Net income attributable to Willis Towers Watson for the nine months ended September 30, 2016 was $278 million, a decrease of $119 million compared to $397 million for the nine months ended September 30, 2015. This decrease was primarily driven by additional expense of $52 million in other expense/(income), net, an increase in the provision for income taxes of $48 million, an increase in interest expense of $35 million, which was partially offset by an increase in income from operations of $38 million. While the other expense/(income), net reflects a net expense incurred for the nine months ended September 30, 2016, the prior year expenses were more than offset by a gain on disposal of assets and foreign currency movements.
Supplementary Pro Forma Financial Information
To assist the reader in understanding our comparative analysis, we have included discussion and analysis of pro forma financial information for Willis Towers Watson as if the Towers Watson Merger had occurred on January 1, 2015.
The pro forma financial information for the three months ended September 30, 2015 combines: (i) the historical consolidated statement of operations of Willis for the three months ended September 30, 2015, and (ii) the historical consolidated statement of operations of Towers Watson for the three months ended September 30, 2015.
The pro forma financial information for the nine months ended September 30, 2015 combines: (i) the historical consolidated statement of operations of Willis for the nine months ended September 30, 2015, and (ii) the historical consolidated statement of operations of Towers Watson for the fiscal year ended June 30, 2015 less the historical consolidated statement of operations of Towers Watson for the six months ended December 31, 2014 plus the historical consolidated statement of operations of Towers Watson for the three months ended September 30, 2015.
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

Pro Forma Condensed Consolidated Statements of Operations
(Millions of U.S. dollars, except per share data)

	Three Months Ended September 30,
	2016		2015
	Willis Towers Watson		Legacy Willis	Legacy Towers Watson		Pro Forma Adjustments		Pro Forma Willis Towers Watson
Total revenues	$1,777	100%	$846	$903	b	$—	a	$1,749	100%
Costs of providing services
Salaries and benefits	1,119	63%	570	543		(12)	c, d	1,101	63%
Other operating expenses	370	21%	177	175	b	(10)	a, e, l	342	20%
Depreciation	45	3%	25	27		(12)	f	40	2%
Amortization	157	9%	23	18		96	g	137	8%
Restructuring costs	49	3%	24	—		—		24	1%
Integration expenses	36	2%	—	9		(8)	l	1	—%
Total costs of providing services	1,776	100%	819	772		54		1,645	94%
Income from operations	1	—%	27	131		(54)		104	6%
Interest expense	45	3%	35	2		3	h	40	2%
Other expense/(income), net	14	1%	(9)	(55)		—		(64)	(4)%
(Benefit from)/provision for income taxes	(26)	(1)%	(112)	61		(26)	i	(77)	(4)%
Interest in earnings of associates, net of tax	1	—%	3	—		—		3	—%
Net (loss)/income	(31)	(2)%	116	123		(31)		208	12%
(Income)/loss attributable to non-controlling interests	(1)	—%	1	—		—		1	—%
NET (LOSS)/INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$(32)	(2)%	$117	$123		$(31)		$209	12%

Basic (loss)/earnings per share (i)	$(0.23)		$1.72	$1.78				$1.53	j, k
Diluted (loss)/earnings per share (i)	$(0.23)		$1.70	$1.78				$1.51	j, k
_______________________

(i)
Basic and Diluted earnings per share for Legacy Willis, for the three months ended September 30, 2015, have been retroactively adjusted to reflect the reverse stock split on January 4, 2016. See Note 3 — Merger and Acquisitions for further details.

Pro Forma Adjustments
The unaudited pro forma financial information reflects the following adjustments:

a.	Intercompany trading. Adjustments to eliminate trading between Willis and Towers Watson of nil for the three months ended September 30, 2015.

b.
Conforming reclassifications and adjustments. Certain reclassifications have been made to amounts in the Towers Watson historical statement of operations to conform to Willis’ presentation, including reclassifying certain contra revenue accounts and Towers Watson’s professional and subcontracted services, occupancy and general and administrative expenses within the relevant Willis captions.

c.
Pension and post-retirement benefit amortization. Adjustments to remove the net periodic benefit costs of $11 million for the three months ended September 30, 2015 associated with the amortization of net actuarial losses and prior service credits/costs for Towers Watson’s pension plans.

d.	Share-based compensation. Adjustments to recognize Towers Watson share-based payments in accordance with Willis accounting policies of $1 million for the three months ended September 30, 2015.

e.	Rent. Adjustment to eliminate $1 million of historical rent expense for the three months ended September 30, 2015 offset by amortization of our favorable and unfavorable lease agreements.

f.
Depreciation. Adjustment related to depreciation on internally developed software of $14 million partially offset by an increase of $2 million for the three months ended September 30, 2015 due to a preliminary estimated fair value increase for leasehold improvements, furniture and fixtures and computer hardware and software.

g.
Amortization. Historical amortization expense for Legacy Towers Watson of $18 million was removed and amortization expense of $114 million has been recorded to reflect the preliminary estimated fair values of Towers Watson’s identifiable intangible assets and related amortization that management has determined based on estimates and assumptions that it considers to be reasonable. Additional information related to the intangible assets and related amortization is detailed in Note 3 — Merger and Acquisitions and Note 7 — Goodwill and Intangible Assets.

h.
Interest Expense. Net adjustments to interest expense include additional interest and amortization of related deferred debt issuance costs. $3 million of incremental interest expense was recorded for the three months ended September 30, 2015 related to borrowing under a $340 million term loan as part of the funding for the pre-Merger special dividend on December 29, 2015 and the portion of the senior notes issuance used to repay Towers Watson’s existing debt at the time of the Merger.

i.
Income taxes. Adjustments to record the income tax impact of the pro forma adjustments. The income tax expense was calculated based on the U.S. and foreign statutory rates applicable to adjustments made. Where applicable, a U.S. statutory rate of 40% was used. Pro forma adjustments for income tax purposes have been determined without regard to potential tax planning strategies that may result from the Merger.

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

k.	Earnings per share. The pro forma consolidated basic and diluted earnings per share for the three months ended September 30, 2015 is calculated as follows:

Three Months Ended September 30, 2015
(Millions, except per share data)
Willis historic average basic shares in issue	68
Shares issued for Towers Watson (i)	69
Willis historic average basic shares in issue	137
Dilutive effect of securities	1
Diluted weighted average shares outstanding	138
Pro forma net income attributable to Willis Towers Watson	$209
Basic earnings per share	$1.53
Diluted earnings per share	$1.51
 ____________________

(i)	Shares issued for Towers Watson based on approximately 69 million Towers Watson shares outstanding at January 4, 2016.

l.	Transaction and integration costs. Transaction and integration costs related to the Merger have been eliminated.

Pro Forma Condensed Consolidated Statements of Operations
(Millions of U.S. dollars, except per share data)

	Nine Months Ended September 30,
	2016		2015
	Willis Towers Watson		Legacy Willis	Legacy Towers Watson		Pro Forma Adjustments		Pro Forma Willis Towers Watson
Total revenues	$5,960	100%	$2,855	$2,716	b	$(2)	a	$5,569	100%
Costs of providing services
Salaries and benefits	3,519	59%	1,698	1,613		(22)	c, d	3,289	59%
Other operating expenses	1,171	20%	516	532	b	(12)	a, e, l	1,036	19%
Depreciation	132	2%	70	80		(30)	f	120	2%
Amortization	443	7%	53	49		294	g	396	7%
Restructuring costs	115	2%	93	—		—		93	2%
Integration expenses	117	2%	—	16		(13)	l	3	—%
Total costs of providing services	5,497	92%	2,430	2,290		217		4,937	89%
Income from operations	463	8%	425	426		(219)		632	11%
Interest expense	138	2%	103	7		9	h	119	2%
Other expense/(income), net	26	—%	(26)	(57)		—		(83)	(1)%
Provision for/(benefit from) income taxes	11	—%	(37)	161		(84)	i	40	1%
Interest in earnings of associates, net of tax	2	—%	17	—		—		17	—%
Net income/(loss)	290	5%	402	315		(144)		573	10%
Income attributable to non-controlling interests	(12)	—%	(5)	—		—		(5)	—%
NET INCOME/(LOSS) ATTRIBUTABLE TO WILLIS TOWERS WATSON	$278	5%	$397	$315		$(144)		$568	10%

Basic earnings per share (i)	$2.03		$5.84	$4.57				$4.15	j, k
Diluted earnings per share (i)	$2.00		$5.75	$4.57				$4.12	j, k
_______________________

(i)
Basic and Diluted earnings per share for Legacy Willis, for the nine months ended September 30, 2015, have been retroactively adjusted to reflect the reverse stock split on January 4, 2016. See Note 3 — Merger and Acquisitions for further details.

Pro Forma Adjustments
The unaudited pro forma financial information reflects the following adjustments:

a.	Intercompany trading. Adjustments to eliminate trading between Willis and Towers Watson of $2 million for the nine months ended September 30, 2015.

b.
Conforming reclassifications and adjustments. Certain reclassifications have been made to amounts in the Towers Watson historical statement of operations to conform to Willis’ presentation, including reclassifying certain contra revenue accounts and Towers Watson’s professional and subcontracted services, occupancy and general and administrative expenses within the relevant Willis captions.

c.
Pension and post-retirement benefit amortization. Adjustments to remove the net periodic benefit costs of $22 million for the nine months ended September 30, 2015 associated with the amortization of net actuarial losses and prior service credits/costs for Towers Watson’s pension plans.

d.	Share-based compensation. Adjustments to recognize Towers Watson share-based payments in accordance with Willis accounting policies of nil for the nine months ended September 30, 2015.

e.	Rent. Adjustment to eliminate $4 million of historical rent expense for the nine months ended September 30, 2015 offset by amortization of our favorable and unfavorable lease agreements.

f.
Depreciation. Adjustment related to depreciation on internally developed software of $40 million partially offset by an increase of $10 million for the nine months ended September 30, 2015 due to a preliminary estimated fair value increase for leasehold improvements, furniture and fixtures and computer hardware and software.

g.
Amortization. Historical amortization expense for Legacy Towers Watson of $49 million was removed and amortization expense of $343 million has been recorded to reflect the preliminary estimated fair values of Towers Watson’s identifiable intangible assets and related amortization that management has determined based on estimates and assumptions that it considers to be reasonable. Additional information related to the intangible assets and related amortization is detailed in Note 3 — Merger and Acquisitions and Note 7 — Goodwill and Intangible Assets.

h.
Interest Expense. Net adjustments to interest expense include additional interest and amortization of related deferred debt issuance costs. $9 million of incremental interest expense was recorded for the nine months ended September 30, 2015 related to borrowing under a $340 million term loan as part of the funding for the pre-Merger special dividend on December 29, 2015 and the portion of the senior notes issuance used to repay Towers Watson’s existing debt at the time of the Merger.

i.
Income taxes. Adjustments to record the income tax impact of the pro forma adjustments. The income tax expense was calculated based on the U.S. and foreign statutory rates applicable to adjustments made. Where applicable, a U.S. statutory rate of 40% was used. Pro forma adjustments for income tax purposes have been determined without regard to potential tax planning strategies that may result from the Merger.

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

k.	Earnings per share. The pro forma consolidated basic and diluted earnings per share for the nine months ended September 30, 2015 is calculated as follows:

Nine Months Ended September 30, 2015
(Millions, except per share data)
Willis historic average basic shares in issue	68
Shares issued for Towers Watson (i)	69
Willis historic average basic shares in issue	137
Dilutive effect of securities	1
Diluted weighted average shares outstanding	138
Pro forma net income attributable to Willis Towers Watson	$568
Basic earnings per share	$4.15
Diluted earnings per share	$4.12
 ____________________

(i)	Shares issued for Towers Watson based on approximately 69 million Towers Watson shares outstanding at January 4, 2016.

l.	Transaction and integration costs. Transaction and integration costs related to the Merger have been eliminated.
Consolidated Revenues
Total revenues for the three months ended September 30, 2016 were $1.8 billion, compared to $1.7 billion for the pro forma total revenues for the three months ended September 30, 2015, an increase of $28 million, or 2%. This growth was driven by a 4% increase, primarily due to our acquisition of Gras Savoye and 1% organic revenue growth, partially offset by adverse foreign currency exchange movements of 3%. The primary drivers of our organic growth were within our Human Capital and Benefits and Exchange Solutions segments. See our segment revenue analysis for a further discussion of our segment results.

Total revenues for the nine months ended September 30, 2016 were $6.0 billion, compared to $5.6 billion for the pro forma total revenues for the nine months ended September 30, 2015, an increase of $391 million, or 7%. This growth was driven by a 9% increase, primarily due to our acquisitions of Gras Savoye and Miller, partially offset by adverse foreign currency exchange movements of 3%. Our revenue increased 1% on an organic basis.
Our results can be materially impacted by changes in currency conversions, which can fluctuate significantly over the course of a calendar year. For the three and nine months ended September 30, 2016, currency translation decreased our consolidated revenue by $51 million and $135 million, respectively, on a constant currency basis from the pro forma three and nine months ended September 30, 2015. The primary currencies driving the change were the Pound sterling, the Euro and the Canadian dollar.
The components of the change in revenue generated for the three and nine months ended September 30, 2016 and pro forma revenue for the three and nine months ended September 30, 2015 are as follows:

	Three months ended September 30,			Components of Revenue Change
		Pro Forma	Pro Forma Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2016	2015
	(in millions)
Revenue	$1,777	$1,749	2%	(3)%	5%	4%	1%

	Nine Months Ended September 30,			Components of Revenue Change
		Pro Forma	Pro Forma Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2016	2015
	(in millions)
Revenue	$5,960	$5,569	7%	(3)%	10%	9%	1%
The organic change presented above includes the reduction to revenue for the nine months ended September 30, 2016 related to the fair value adjustment for deferred revenue made during purchase accounting for the Merger. If this revenue had not been reduced, the constant currency change would have been an increase of 11% and the organic change would have been an increase of 2% for the nine months ended September 30, 2016.
Definitions of Constant Currency Change and Organic Change are included in the section entitled Non-GAAP Financial Measures in this Form 10-Q.
Segment Revenue Analysis
We are continuing our integration of Legacy Willis and Legacy Towers Watson, creating a unified platform for global growth, including to position the Company to leverage the Legacy Companies’ mutual distribution strength to enhance market penetration, expand our global footprint and create a strong platform for further innovation. During the second quarter of 2016, we began managing our business and reporting our segmental results across four integrated reportable operating segments: Corporate Risk and Broking; Exchange Solutions; Human Capital and Benefits; and Investment, Risk and Reinsurance. All prior period segment revenue information has been recast from our historically reported filings to conform to the current reportable segment structure.
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
HCB is the largest segment of the Company, generating approximately 41% of our revenues for the nine months ended September 30, 2016. Organized into four primary offerings - Retirement; Health & Benefits; Talent & Rewards; and Technology and Administration Solutions, the segment is focused on addressing our clients’ people and risk needs to help them tackle the challenges of operating in a global marketplace.
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
The following table sets out the components of HCB revenues for the three months ended September 30, 2016 and pro forma revenues for the three months ended September 30, 2015, and the components of the change in commissions and fees for the three months ended September 30, 2016.

	Three months ended September 30,			Components of Revenue Change
		Pro Forma	Pro Forma Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2016	2015
	(in millions)
Commissions and fees	$747	$736	2%	(3)%	5%	3%	2%
Interest and other income	—	5
Total segment revenues	$747	$741
HCB total segment revenues for the three months ended September 30, 2016 were $747 million, compared to pro forma $741 million for the three months ended September 30, 2015; and HCB commissions and fees for the three months ended September 30, 2016 were $747 million, compared to pro forma $736 million for the three months ended September 30, 2015. Retirement revenues were up slightly as the work associated with U.S. Bulk Lump Sum and pension administration projects increased. The Talent and Rewards business saw growth as a result of an increase of executive compensation projects across all regions and the successful delivery of global data surveys. Talent and Rewards is generally a stronger business in the second half of the calendar year. Healthcare consulting continued to see solid growth led by success in the large client market. The Technology and Administration Great Britain business had growth driven by new administration clients and project activity.
The following table sets out the components of HCB revenues for the nine months ended September 30, 2016 and pro forma revenues for the nine months ended September 30, 2015, and the components of the change in commissions and fees for the nine months ended September 30, 2016.

	Nine months ended September 30,			Components of Revenue Change
		Pro Forma	Pro Forma Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2016	2015
	(in millions)
Commissions and fees	$2,459	$2,372	4%	(3)%	7%	6%	1%
Interest and other income	8	16
Total segment revenues	$2,467	$2,388
HCB total segment revenues for the nine months ended September 30, 2016 were $2.5 billion, compared to pro forma $2.4 billion for the nine months ended September 30, 2015; and commissions and fees for the nine months ended September 30, 2016 were $2.5 billion, compared to pro forma $2.4 billion for the nine months ended September 30, 2015. Pro forma and constant currency revenue growth were driven by the acquisition of Gras Savoye, which occurred on December 29, 2015.  Retirement revenues were flat, representing strong growth in Great Britain related to defined benefit and defined contribution project activity offset by softer activity in the Netherlands market.  The Health and Benefits North America consulting business continued to see demand for plan design projects and increased product revenue.  The Talent and Rewards advisory business was down period-over-period as the M&A market softened. The Technology and Administration Solutions Great Britain business had strong performance, led by increased project and administration activity along with new clients. Internationally, Global Wealth Solutions has been negatively impacted by adverse conditions in the Greater China market.
Corporate Risk and Broking
Our Corporate Risk & Broking (‘CRB’) segment provides a broad range of risk advice, insurance brokerage and consulting services to clients worldwide ranging from small businesses to multinational corporations. We deliver integrated global solutions tailored to client needs and underpinned by data and analytics.
CRB generated 31% of Willis Towers Watson revenues for the nine months ended September 30, 2016, and places more than $20 billion of premium into the insurance markets, annually.
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
Transport — Transport provides specialist expertise to the Transportation industry and Aerospace, Marine and Inspace practices. Our Aerospace business provides insurance brokerage and risk management services to Aerospace clients worldwide, including the world’s leading airlines, aircraft manufacturers, air cargo handlers and other airport and general aviation companies. Our Marine business provides insurance brokerage services, including hull, cargo, protection and indemnity and general marine liabilities. Our Marine clients include ship owners, ship builders, logistics operations, port authorities, traders and shippers. The specialist Inspace team is also prominent in providing insurance and risk management services to the space industry.
Affinity — Affinity arranges the insurance products and services for our client partners to offer to their customers, employees or members alongside, or in addition to, their principal business activities. Products include: extended warranties, accidental damage of personal mobile devices, creditor payment protection, accident and health, and personal lines.
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
The following table sets out the components of CRB revenues for the three months ended September 30, 2016 and pro forma revenues for the three months ended September 30, 2015, and the components of the change in commissions and fees for the three months ended September 30, 2016.

	Three months ended September 30,			Components of Revenue Change
		Pro Forma	Pro Forma Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2016	2015
	(in millions)
Commissions and fees	$546	$519	5%	(3)%	8%	8%	—%
Interest and other income	8	4
Total segment revenues	$554	$523

CRB total segment revenues for the three months ended September 30, 2016 were $554 million, compared to pro forma $523 million for the three months ended September 30, 2015; and commissions and fees for the three months ended September 30, 2016 were $546 million, compared to pro forma $519 million for the three months ended September 30, 2015. The quarter’s growth was largely driven by the acquisition of Gras Savoye, which occurred on December 29, 2015. Great Britain led organic growth for the second quarter in a row as a result of strong growth in all lines of business. Western Europe also had strong organic growth primarily in large client accounts and energy. North America organic revenue declined slightly. International organic revenues declined primarily as a result of economic and political issues in Asia and Brazil.
The following table sets out the components of CRB revenues for the nine months ended September 30, 2016 and pro forma revenues for the nine months ended September 30, 2015, and the components of the change in commissions and fees for the nine months ended September 30, 2016.

	Nine months ended September 30,			Components of Revenue Change
		Pro Forma	Pro Forma Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2016	2015
	(in millions)
Commissions and fees	$1,807	$1,622	11%	(4)%	15%	15%	—%
Interest and other income	21	13
Total segment revenues	$1,828	$1,635
CRB total segment revenues for the nine months ended September 30, 2016 were $1.8 billion, compared to pro forma $1.6 billion for the nine months ended September 30, 2015; and commissions and fees for the nine months ended September 30, 2016 were $1.8 billion, compared to pro forma $1.6 billion for the nine months ended September 30, 2015. The growth for the nine months ended September 30, 2016 was due to the acquisition of Gras Savoye, which occurred on December 29, 2015. Great Britain led organic growth with solid growth across all lines of business.  Western Europe contributed to organic growth with softness in Denmark offset by the growth in Iberia.  North America was flat with strong retention offset by lower new business.  International organic revenue declined as a result of lower revenues in Asia, Brazil and Australasia, partially offset by better performance in CEEMEA.
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
This segment is our third largest segment and generated approximately 20% of revenues for the Company for the nine months ended September 30, 2016. With approximately 80% of the revenues for this segment split between North America and the U.K., this segment includes the following businesses and offerings: Willis Re; Willis Capital Markets & Advisory; Wholesale Insurance Broking; Willis Portfolio and Underwriting Services; Risk Consulting and Software; and Investment.
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
The following table sets out the components of IRR revenues for the three months ended September 30, 2016 and pro forma revenues for the three months ended September 30, 2015, and the components of the change in commissions and fees for the three months ended September 30, 2016.

	Three months ended September 30,			Components of Revenue Change
		Pro Forma	Pro Forma Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2016	2015
	(in millions)
Commissions and fees	$292	$320	(9)%	(4)%	(5)%	—%	(5)%
Interest and other income	7	6
Total segment revenues	$299	$326
IRR total segment revenues for the three months ended September 30, 2016 were $299 million, compared to pro forma $326 million for the three months ended September 30, 2015. Commissions and fees for the three months ended September 30, 2016 were $292 million, compared to pro forma $320 million for the three months ended September 30, 2015. The decline was driven by a dramatic slowing of transactions in our Capital Markets business and further softness in the North American Reinsurance market, partially offset by Wholesale, Risk Consulting and Investment revenue growth.
The following table sets out the components of IRR revenues for the nine months ended September 30, 2016 and pro forma revenues for the nine months ended September 30, 2015, and the components of the change in commissions and fees for the nine months ended September 30, 2016.

	Nine months ended September 30,			Components of Revenue Change
		Pro Forma	Pro Forma Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2016	2015
	(in millions)
Commissions and fees	$1,122	$1,112	1%	(3)%	4%	8%	(4)%
Interest and other income	55	11
Total segment revenues	$1,177	$1,123
IRR total segment revenues for the nine months ended September 30, 2016 were $1.2 billion, compared to pro forma $1.1 billion for the nine months ended September 30, 2015. Included in total segment revenues for the nine months ended September 30, 2016 is a previously disclosed settlement with JLT of £28 million ($41 million) related to the Fine Arts and Jewellery team. Commissions and fees for the nine months ended September 30, 2016 were $1.1 billion, compared to pro forma $1.1 billion for the nine months ended September 30, 2015. The Segment’s pro forma revenue growth was driven by the acquisition of Miller Insurance Services, which was acquired on May 31, 2015. The organic decline was primarily related to the following factors: soft market conditions and renewal factors impacting our Reinsurance and Underwriting services businesses, particularly in North America; a decline in overall insurance industry M&A activity impacting our Capital Markets business after a record year in 2015; and a decline arising from lower demand in risk consulting projects as well as in the Investment advisory business.

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
ES generated approximately 8% of our revenue for the nine months ended September 30, 2016. ES provides services across four integrated or related offerings to customers primarily in the U.S., including Retiree & Access Exchanges; Active Exchanges; Technology and Administration Solutions; and Consumer-Directed Accounts.
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
The following table sets out the components of ES revenues for the three months ended September 30, 2016 and pro forma revenues for the three months ended September 30, 2015, and the components of the change in commissions and fees for the three months ended September 30, 2016.

	Three months ended September 30,			Components of Revenue Change
		Pro Forma	Pro Forma Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2016	2015
	(in millions)
Commissions and fees	$161	$128	25%	—%	25%	—%	25%
Interest and other income	—	1
Total segment revenues	$161	$129
ES total segment revenues for the three months ended September 30, 2016 were $161 million, compared to pro forma $129 million for the three months ended September 30, 2015; and commissions and fees for the three months ended September 30, 2016 were $161 million, compared to pro forma $128 million for the three months ended September 30, 2015. Retiree and Access Exchanges commissions and fees increased by 35%, primarily as a result of the record 2016 annual enrollment season. Exchange Other revenues increased by 14%, primarily due to Technology and Administration Solutions adding new clients and experiencing higher project activity.

The following table sets out the components of ES revenues for the nine months ended September 30, 2016 and pro forma revenues for the nine months ended September 30, 2015, and the components of the change in commissions and fees for the nine months ended September 30, 2016.

	Nine months ended September 30,			Components of Revenue Change
		Pro Forma	Pro Forma Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2016	2015
	(in millions)
Commissions and fees	$478	$340	40%	—%	40%	3%	37%
Interest and other income	1	2
Total segment revenues	$479	$342
ES total segment revenues for the nine months ended September 30, 2016 were $479 million, compared to pro forma $342 million for the nine months ended September 30, 2015; and commissions and fees for the nine months ended September 30, 2016 were $478 million, compared to pro forma $340 million for the nine months ended September 30, 2015. Retiree and Access Exchanges commissions and fees increased by 44%, primarily as a result of the record 2016 annual enrollment season. Exchange Other commissions and fees increased by 36%, primarily due to Technology and Administration Solutions adding new clients and experiencing higher project activity.
Additional Pro Forma Consolidated Analysis
Salaries and Benefits
Salaries and benefits were $1.1 billion for the third quarter of 2016, an increase of $18 million, or 2%, compared to $1.1 billion in the pro forma third quarter of 2015. The increase includes $59 million of salaries and benefits relating to Gras Savoye, partially offset by a $44 million decrease in incentives (which includes bonus and stock-based compensation).
Salaries and benefits were $3.5 billion for the nine months ended September 30, 2016, an increase of $230 million, or 7%, compared to $3.3 billion in the pro forma nine months ended September 30, 2015. The increase included $218 million of salaries and benefits relating to Gras Savoye and Miller, a $52 million increase in salaries relating to Legacy Willis and Legacy Towers Watson, partially offset by a $32 million decrease in benefits and incentives.
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
Other operating expenses for the third quarter of 2016 were $370 million, compared to $342 million for the pro forma third quarter of 2015, an increase of $28 million or 8%. The increase includes $24 million in other operating expenses relating to Gras Savoye and a $9 million increase in professional services.
Other operating expenses for the nine months ended September 30, 2016 were $1.2 billion, compared to $1.0 billion for the pro forma nine months ended September 30 2015, an increase of $135 million or 13%. The increase included $99 million in other operating expenses relating to Gras Savoye and Miller and a $50 million increase in the provision related to the Stanford litigation, partially offset by a $10 million decrease in other general and administrative costs.
Depreciation
Depreciation represents the expense incurred over the useful life of our tangible fixed assets and internally developed software. Depreciation was $45 million for the third quarter of 2016, an increase of $5 million, or 13%, compared to $40 million for the pro forma third quarter of 2015.
Depreciation was $132 million for the nine months ended September 30, 2016, an increase of $12 million, or 10%, compared to $120 million for the pro forma nine months ended September 30, 2015.
The increase during the three months ended September 30, 2016 was primarily related to our acquisition of Gras Savoye and our normal capital expenditures. The increase during the nine months ended September 30, 2016 was primarily related to our acquisitions of Gras Savoye and Miller and our normal capital expenditures.

Amortization
Amortization includes amortization of acquired intangible assets, including acquired internally developed software. We acquired approximately $671 million in intangible assets in our acquisitions of Miller ($231 million) and Gras Savoye ($440 million) during the second and fourth quarters of 2015, respectively, and approximately $4.0 billion in intangible assets in our Merger with Towers Watson during the first quarter of 2016. These intangible assets are amortized over their expected lives which range from 1 to 25 years. See Note 3 — Merger and Acquisitions and Note 7 — Goodwill and Intangible Assets for additional information about our intangible assets.
Amortization was $157 million for the third quarter of 2016, which was an increase compared to $137 million for the pro forma third quarter of 2015, primarily driven by $13 million of amortization for intangible assets resulting from the acquisition of Gras Savoye.
Amortization was $443 million for the nine months ended September 30, 2016, an increase of $47 million, or 12%, compared to $396 million for the pro forma nine months ended September 30, 2015. The increase was primarily related to Gras Savoye and Miller, which added $51 million of expense during the nine months ended September 30, 2016.
Consolidated Income from Operations
Consolidated income from operations for the three months ended September 30, 2016 was $1 million, compared to $104 million for the pro forma three months ended September 30, 2015, a decrease of $103 million. The decrease was primarily due to an increases in integration expenses of $35 million and restructuring costs of $25 million.
Consolidated income from operations for the nine months ended September 30, 2016 was $463 million, compared to $632 million for the pro forma nine months ended September 30, 2015, a decrease of $169 million. The decrease was primarily due to an increases in integration expenses of $114 million and restructuring costs of $22 million.
Other Expense/(Income), Net
Other expense/(income), net, includes other gains and losses, including gains and losses on foreign currency transactions.
Other expense/(income), net, for the three months ended September 30, 2016 was $14 million of net expense, compared to net income of $64 million for the pro forma three months ended September 30, 2015, a decrease of $78 million, which included $69 million related to gains on disposals of operations in the prior year and $11 million of unfavorable foreign currency movements.
Other expense/(income), net, for the nine months ended September 30, 2016 was $26 million of net expense, compared to $83 million net income for the pro forma nine months ended September 30, 2015, a decrease of $109 million, which included $78 million related to gains on disposals of operations in the prior year and $32 million of unfavorable foreign currency movements.
(Benefit from)/Provision for Income Taxes
Benefit from income taxes for the three months ended September 30, 2016 was $26 million, compared to $77 million for the pro forma three months ended September 30, 2015, which represents a decrease of tax benefit of $51 million. This decrease in benefit from income tax was driven primarily by the partial release of the U.S. valuation allowance against its U.S. deferred tax assets due to an increase in actual and forecast U.S. earnings in the prior year.
Provision for income taxes for the nine months ended September 30, 2016 was $11 million, compared to the pro forma provision for income taxes of $40 million for the nine months ended September 30, 2015, a decrease of $29 million. This decrease in the provision for income tax was driven primarily by additional interest expense on debt incurred in connection with the Merger. The provision related to the Stanford Financial Group litigation also reduced the provision for income tax by approximately $20 million.
Net (Loss)/Income (attributable to Willis Towers Watson)
Net loss attributable to Willis Towers Watson for the third quarter of 2016 was $32 million, a decrease of $241 million compared to net income of $209 million for the pro forma third quarter of 2015. The decrease in net income attributable to Willis Towers Watson for the third quarter of 2016 was primarily driven by the $103 million decrease in income from operations, the $78 million change in other expense/(income), net, and a $51 million decrease in benefit from income taxes.

Net income attributable to Willis Towers Watson for the nine months ended September 30, 2016 was $278 million, a decrease of $290 million compared to $568 million for the pro forma nine months ended September 30, 2015. The decrease in net income attributable to Willis Towers Watson for the nine months ended September 30, 2016 was primarily driven by the $169 million decrease in income from operations, and the $109 million change in other expense/(income), net.
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
To achieve these savings, the Company expects to incur cumulative restructuring charges amounting to approximately $440 million through the end of 2017 with approximately $140 million expected for 2016 and $140 million expected for 2017.
Total spend, actual savings, and timing may vary positively or negatively from these estimates due to changes in the scope, underlying assumptions, or execution risk of the restructuring plan throughout its duration. The program cumulative expected savings exclude merger-related savings.
We realized $47 million and $136 million in savings during the three and nine months ended September 30, 2016, bringing the cumulative program-to-date savings to $259 million.
During the three months ended September 30, 2016, the Company recognized restructuring costs of $36 million related to the Operational Improvement Program, including $26 million in Corporate Risk and Broking and $9 million in Corporate. During the nine months ended September 30, 2016, the Company recognized restructuring costs of $98 million related to the Operational Improvement Program, including $71 million in CRB, $23 million in Corporate, $3 million in IRR, and $1 million in HCB.
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
Historically, we have not provided deferred taxes on cumulative earnings of our subsidiaries that have been reinvested indefinitely.  As a result of the Merger, we recorded a deferred tax liability through goodwill on a portion of certain acquired Towers Watson foreign subsidiaries’ unremitted earnings.  We continue to assert that the historical cumulative earnings of our other subsidiaries are reinvested indefinitely and we do not provide deferred tax liabilities on these amounts. Should the Company repatriate any portion of our cash, it might be required to accrue and pay additional taxes. The Company has no current plans and does not anticipate repatriating cash other than for certain foreign subsidiaries. However, if additional funds are needed for the Company's operations, strategic acquisitions, or capital expenditures, the Company may need to repatriate cash. One of the potential sources of cash may be through settlement of intercompany loans or return of capital distributions in a tax efficient manner.
During the nine months ended September 30, 2016, the Company restructured some of its debt financing in March and May 2016. We issued (i) $1.0 billion of senior notes ($450 million due 2021 and $550 million due 2026), essentially to: refinance the $300 million senior notes due 2016; refinance $400 million of debt assumed as part of the Merger; and make further repayment on the revolving credit facility, and (ii) €540 million ($609 million) of senior notes to repay Tranche A of the 1-year term loan that was used to finance the acquisition of Gras Savoye.
Events that could change the historical cash flow dynamics discussed above include significant changes in operating results, potential future acquisitions or divestitures, material changes in geographic sources of cash, unexpected adverse impacts from litigation or future pension funding during periods of severe downturn in the capital markets.
Cash and Short-term Investments
Our cash and cash equivalents at September 30, 2016 totaled $767 million, compared to $532 million at December 31, 2015. The increase in cash from December 31, 2015 to September 30, 2016 was primarily due to cash acquired in the Merger.
Additionally, at September 30, 2016, $710 million was available to draw under our $800 million revolving credit facility, compared with $333 million at December 31, 2015, and $420 million was available to draw for special purposes under other credit facilities at September 30, 2016 and December 31, 2015.
Included within cash and cash equivalents at September 30, 2016 are amounts held for regulatory capital adequacy requirements, including $88 million held within our regulated U.K. entities for regulatory capital adequacy requirements.
Summarized Condensed Consolidated Cash Flows
The following table presents the summarized condensed consolidated cash flow information for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
	(in millions)
Net cash from/(used in):
Operating activities	$608	$113
Investing activities	283	(348)
Financing activities	(646)	94
INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	245	(141)
Effect of exchange rate changes on cash and cash equivalents	(10)	(28)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	532	635
CASH AND CASH EQUIVALENTS, END OF PERIOD	$767	$466
Cash Flows From Operating Activities
Cash flows from operating activities were $608 million for the nine months ended September 30, 2016, compared to cash flows from operating activities of $113 million for the nine months ended September 30, 2015.
The $608 million net cash from operating activities for the nine months ended September 30, 2016 included net income of $290 million, adjusted for $498 million of non-cash adjustments. Significant cash outflows included $139 million of net cash payments for income taxes and $146 million of defined benefit pension funding contributions. The decreases were partially offset by the non-cash adjustment related to provision increases, including the $50 million recognized in respect of the Stanford litigation.
The $113 million net cash from operating activities for the nine months ended September 30, 2015 included net income of $402 million, adjusted for $38 million of non-cash adjustments. Significant cash outflows included $413 million cash payments of incentives, primarily relating to 2014, and $93 million of defined benefit pension funding, which includes salary sacrifice contributions.
The $495 million increase in cash from operations in the first nine months of 2016 compared to the first nine months of 2015 was primarily due to cash from operations from Legacy Towers Watson and Gras Savoye.
Cash Flows From/(Used In) Investing Activities
Cash flows from investing activities for the nine months ended September 30, 2016 were $283 million, largely driven by $476 million of cash acquired as a result of our Merger with Towers Watson, which was a non-cash transaction as it was consummated through the issuance of shares. Fixed asset purchases and capitalized costs of developing software for internal use totaled $215 million.
Net cash used in investing activities in the first nine months of 2015 was $348 million. This included capital expenditures of $100 million, and cash payments of $293 million for acquisitions, net of cash acquired. This was partially offset by proceeds from the disposal of operations of $45 million, net of cash disposed.
Cash Flows (Used In)/From Financing Activities
Cash flows used in financing activities for the nine months ended September 30, 2016 were $646 million. The primary drivers during the period were debt issuance of $2.0 billion, debt repayments of $1.9 billion, net repayments on the revolving credit facility of $389 million, dividend payments of $133 million and share repurchases of $222 million.
The debt issuance of $2.0 billion was primarily issuance of $450 million of senior notes due 2021, $550 million of senior notes due 2026, €540 million ($609 million) of senior notes due 2022 and a $400 million drawdown on the 1-year term loan facility.
The debt repayments of $1.9 billion were primarily $300 million repayment of senior notes due 2016, $400 million repayment of Legacy Towers Watson debt and repayments of $592 million and $400 million on the 1-year term loan facility.
Net cash provided by financing activities during the nine months ended September 30, 2015 was $94 million, primarily due to $420 million drawings on the revolving credit facility and $95 million from the issuance of shares, partially offset by total dividends paid, including dividends paid to noncontrolling interests of $179 million, repurchase of shares of $82 million, and $159 million of mandatory repayments against the term loan and settlement of senior debt in July 2015.
Indebtedness
Total debt, total equity, and the capitalization ratio at September 30, 2016 and December 31, 2015 were as follows (millions, except percentages):

	September 30, 2016	December 31, 2015
	(in millions)
Long-term debt	$3,267	$2,278
Short-term debt and current portion of long-term debt	519	988
Total debt	3,786	3,266

Total Willis Towers Watson shareholders’ equity	$10,767	$2,229

Capitalization ratio	26.0%	59.4%
At September 30, 2016, mandatory debt repayments over the next twelve months include $394 million senior notes due 2017, scheduled repayments of $85 million on our term loan maturing in 2019, scheduled repayments of $22 million on our 7-year term loan and $18 million of short-term borrowing under a bank overdraft arrangement.
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
At September 30, 2016 and December 31, 2015, we were in compliance with all financial covenants.
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
At September 30, 2016 and December 31, 2015, we had fiduciary funds of $2.7 billion and $2.3 billion, respectively.

Share Repurchase Program
The Company is authorized to repurchase shares, by way of redemption, and will consider whether to do so from time to time, based on many factors, including market conditions. At September 30, 2016, approximately $306 million remains on the current open-ended repurchase authority. The maximum number of shares that may be repurchased based on the closing price of our Ordinary Shares on September 30, 2016 of $132.77 was 2,308,448. The Company intends to repurchase up to $78 million in Company shares during the remainder of 2016.
During the three and nine months ended September 30, 2016, the Company had the following share repurchase activity:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Shares repurchased	1,488,720	1,791,334
Average price per share	$124.07	$124.21
Aggregate repurchase cost (excluding broker commissions)	$184 million	$222 million
Capital Commitments
Capital expenditures for fixed assets and software for internal use and capitalized software costs were $215 million for the first nine months of 2016. Anticipated expenditures of capital funds for fixed assets and capitalized software costs are estimated to be around $70 million for the remainder of 2016. We expect cash from operations to adequately provide for these cash needs. There have been no material changes to our capital commitments since our Annual Report on Form 10-K filed with the SEC on February 29, 2016, except as discussed in Note 12 — Commitments and Contingencies.
Dividends
Total cash dividends of $133 million were paid during the nine months ended September 30, 2016. In October 2016, the board of directors approved a quarterly cash dividend of $0.48 per share, which will be paid on or about January 17, 2017, consistent with our annual rate of $1.92 per share.
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
These measures are different than those reported in our Form 10-K for the year ended December 31, 2015 and filed with the SEC on February 29, 2016. Historical non-GAAP measures have been recalculated using management’s new metrics for the three and nine months ended September 30, 2015 and are not necessarily the same figures reported in our previous filings.
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
We have included the reconciliation of Total revenues to Adjusted Revenues in the table below, together with our reconciliation of the pro forma revenue change to the constant currency and organic changes.
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
A reconciliation of Total revenues to Adjusted Revenues for the three and nine months ended September 30, 2016 and pro forma three and nine months ended September 30, 2015, and a reconciliation of the pro forma revenue change to the constant currency and organic change for the three and nine months ended September 30, 2016 is as follows. There was no fair value adjustment for deferred revenue in the third quarter of 2016.

	Three Months Ended September 30,			Components of Revenue Change
		Pro Forma	Pro Forma Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2016	2015
	(in millions)
Total revenues	$1,777	$1,749	2%	(3)%	5%	4%	1%

	Nine Months Ended September 30,			Components of Revenue Change
		Pro Forma	Pro Forma Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2016	2015
	(in millions)
Total revenues	$5,960	$5,569	7%	(3)%	10%	9%	1%
Fair value adjustment for deferred revenue	58	—
Adjusted Revenues	$6,018	$5,569	8%	(3)%	11%	9%	2%
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
A reconciliation of Income from Operations to Adjusted Operating Income for the three and nine months ended September 30, 2016 and pro forma three and nine months ended September 30, 2015 is as follows:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
	Willis Towers Watson	Legacy Willis	Pro Forma Towers Watson (i)	Pro Forma Willis Towers Watson
	(in millions)
Income from operations	$1	$27	77	104
Adjusted for certain items:
Amortization	157	23	114	137
Restructuring costs	49	24	—	24
Integration and transaction expenses	36	12	(10)	2
Adjusted Operating Income	$243	$86	$181	$267

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
	Willis Towers Watson	Legacy Willis	Pro Forma Towers Watson (i)	Pro Forma Willis Towers Watson
	(in millions)
Income from operations	$463	$425	207	$632
Adjusted for certain items:
Amortization	443	53	343	396
Restructuring costs	115	93	—	93
Integration and transaction expenses	117	20	(13)	7
Provision for the Stanford litigation	50	—	—	—
Fair value adjustment for deferred revenue	58	—	—	—
Adjusted Operating Income	$1,246	$591	$537	$1,128
__________________________

(i)	Includes pro forma adjustments made in the Supplementary Pro Forma Financial Information section in this Form 10-Q.
Adjusted Operating Income for the third quarter of 2016 was $243 million, compared to pro forma $267 million for the third quarter of 2015. The decrease in Adjusted Operating Income for the third quarter of 2016 was driven by the performance of our Corporate Risk and Broking, and Investment, Risk and Reinsurance segments, due to revenue pressure.
Adjusted Operating Income for the nine months ended September 30, 2016 was $1.2 billion, compared to pro forma $1.1 billion for the nine months ended September 30, 2015. The increase in Adjusted Operating Income for the nine months ended September 30, 2016 was primarily driven by our acquisition of Gras Savoye, the settlement with JLT of £28 million ($41 million) related to the Fine Arts and Jewellery team, and the performance of our ES segment.
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

A reconciliation of net income to Adjusted EBITDA for the three and nine months ended September 30, 2016 and pro forma three and nine months ended September 30, 2015 is as follows:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
	Willis Towers Watson	Legacy Willis	Pro Forma Towers Watson (i)	Pro Forma Willis Towers Watson
	(in millions)
NET (LOSS)/INCOME	$(31)	$116	$92	$208
(Benefit from)/provision for income taxes	(26)	(112)	35	(77)
Interest expense	45	35	5	40
Depreciation	45	25	15	40
Amortization	157	23	114	137
EBITDA	190	87	261	348
Restructuring costs	49	24	—	24
Integration and transaction expenses	36	12	(10)	2
Gain on disposal of operations	—	(14)	(55)	(69)
Venezuela currency devaluation	—	2	—	2
Adjusted EBITDA	$275	$111	$196	$307
__________________________

(i)	Includes pro forma adjustments made in the Supplementary Pro Forma Financial Information section in this Form 10-Q.

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
	Willis Towers Watson	Legacy Willis	Pro Forma Towers Watson (i)	Pro Forma Willis Towers Watson
	(in millions)
NET INCOME	$290	$402	$171	$573
Provision for/(benefit from) income taxes	11	(37)	77	40
Interest expense	138	103	16	119
Depreciation	132	70	50	120
Amortization	443	53	343	396
EBITDA	1,014	591	657	1,248
Restructuring costs	115	93	—	93
Integration and transaction expenses	117	20	(13)	7
Provision for the Stanford litigation	50	—	—	—
Fair value adjustment for deferred revenue	58	—	—	—
Gain on disposal of operations	(2)	(25)	(55)	(80)
Venezuela currency devaluation	—	3	—	3
Adjusted EBITDA	$1,352	$682	$589	$1,271
__________________________

(i)	Includes pro forma adjustments made in the Supplementary Pro Forma Financial Information section in this Form 10-Q.
Adjusted EBITDA for the third quarter of 2016 was $275 million, compared to pro forma $307 million for the third quarter of 2015. The decrease in Adjusted EBITDA for the third quarter of 2016 was primarily driven by the performance of our Corporate Risk and Broking, and Investment, Risk and Reinsurance segments, due to revenue pressure.
Adjusted EBITDA for the nine months ended September 30, 2016 was $1.4 billion, compared to pro forma $1.3 billion for the nine months ended September 30, 2015. The increase in Adjusted EBITDA for the nine months ended September 30, 2016 was primarily driven by our acquisition of Gras Savoye, the settlement with JLT of £28 million ($41 million) related to the Fine Arts and Jewellery team, and the performance of our ES segment. Due to seasonality quarter over quarter, we believe nine months is a more meaningful indicator of performance.

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
A reconciliation of net (loss)/income attributable to Willis Towers Watson to adjusted diluted earnings per share for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended September 30,
	2016	2015
	Willis Towers Watson	Legacy Willis
	(in millions, except per share amounts)
NET (LOSS)/INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$(32)	$117
Adjusted for certain items (i):
Amortization	157	23
Restructuring costs	49	24
Integration and transaction expenses	36	12
Gain on disposal of operations	—	(14)
Venezuela currency devaluation	—	2
Deferred tax valuation allowance	—	(110)
Tax effect on certain items listed above (iii)	(67)	(16)
Adjusted Net Income	$143	$38

Weighted average shares of common stock — diluted (ii)	138	69
Diluted (loss)/earnings per share (ii)	$(0.23)	$1.70
Adjusted for certain items:
Amortization	1.14	0.33
Restructuring costs	0.36	0.35
Integration and transaction expenses	0.26	0.17
Gain on disposal of operations	—	(0.20)
Venezuela currency devaluation	—	0.03
Deferred tax valuation allowance	—	(1.59)
Tax effect on certain items listed above (iii)	(0.49)	(0.23)
Adjusted Diluted Earnings Per Share	$1.04	$0.56

__________________________

(i)
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

(ii)
Shares of common stock and diluted earnings per share for the three months ended September 30, 2015 have been retroactively adjusted to reflect the reverse stock split on January 4, 2016. See Note 3 — Merger and Acquisitions for further details.

(iii)	The tax effect was calculated using the statutory tax rate applicable to the item being adjusted for in the jurisdiction from which each adjustment arises.

	Nine Months Ended September 30,
	2016	2015
	Willis Towers Watson	Legacy Willis
	(in millions, except per share amounts)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$278	$397
Adjusted for certain items (i):
Amortization	443	53
Restructuring costs	115	93
Integration and transaction expenses	117	20
Provision for the Stanford litigation	50	—
Fair value adjustment for deferred revenue	58	—
Gain on disposal of operations	(2)	(25)
Venezuela currency devaluation	—	3
Deferred tax valuation allowance	—	(110)
Tax effect on certain items listed above (iii)	(221)	(42)
Adjusted Net Income	$838	$389

Weighted average shares of common stock — diluted (ii)	139	69
Diluted earnings per share (ii)	$2.00	$5.75
Adjusted for certain items:
Amortization	3.19	0.77
Restructuring costs	0.83	1.35
Integration and transaction expenses	0.84	0.29
Provision for the Stanford litigation	0.36	—
Fair value adjustment for deferred revenue	0.42	—
Gain on disposal of operations	(0.02)	(0.36)
Venezuela currency devaluation	—	0.04
Deferred tax valuation allowance	—	(1.59)
Tax effect on certain items listed above (iii)	(1.59)	(0.61)
Adjusted Diluted Earnings Per Share	$6.03	$5.64

__________________________

(i)
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

(ii)
Shares of common stock and diluted earnings per share for the nine months ended September 30, 2015 have been retroactively adjusted to reflect the reverse stock split on January 4, 2016. See Note 3 — Merger and Acquisitions for further details.

(iii)	The tax effect was calculated using the statutory tax rate applicable to the item being adjusted for in the jurisdiction from which each adjustment arises.
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
A reconciliation of income from continuing operations before income taxes and interest in earnings of associates to adjusted income and provision for income taxes to adjusted income taxes for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
	(in millions, except tax rates)
(LOSS)/INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	$(58)	$299
Adjusted for certain items:
Amortization	157	443
Restructuring costs	49	115
Integration and transaction expenses	36	117
Provision for the Stanford litigation	—	50
Fair value adjustment for deferred revenue	—	58
Gain on disposal of operations	—	(2)
Adjusted income before taxes	$184	$1,080

(Benefit from)/provision for income taxes	$(26)	$11
Tax effect on certain items listed above (i)	67	221
Adjusted income taxes	$41	$232

GAAP tax rate (ii)	45.9%	3.5%
Adjusted income tax rate (ii)	22.2%	21.4%
__________________________

(i)	The tax effect and effective tax rate was calculated using the statutory tax rate applicable to the item being adjusted for in the jurisdiction from which each adjustment arises.

(ii)
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
A summary of our cash flows from operating, investing and financing activities, along with a reconciliation of cash flows from operating activities to Free Cash Flow is as follows:

	Nine Months Ended September 30,
	2016	2015
	Willis Towers Watson	Legacy Willis
	(in millions)
Net cash from operating activities	$608	$113
Net cash from/(used in) investing activities	283	(348)
Net cash (used in)/from financing activities	(646)	94

Net cash from operating activities	$608	$113
Less: Additions to fixed assets and software for internal use	(151)	(100)
Free Cash Flow	$457	$13

Free cash flow for the nine months ended September 30, 2016 was $457 million, compared to free cash flow of $13 million for the nine months ended September 30, 2015. The $495 million increase in cash from operations in the first nine months of 2016 compared to the first nine months of 2015 was the primary driver for the increase in free cash flow period-over-period, and was primarily due to cash from operations from Legacy Towers Watson and Gras Savoye.
Critical Accounting Policies and Estimates
The accounting estimates or assumptions that management considers to be the most important to the presentation of our financial condition or operating performance are discussed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Management has identified the following additional information as critical to understanding our estimates recorded during the nine months ended September 30, 2016, primarily related to our Merger with Towers Watson.
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
Due to the segment reorganization, in addition to our standard quarterly evaluation, we evaluated the reporting units for indicators of impairment through September 30, 2016 and have not identified indicators of possible impairment. We will complete our annual impairment test as of October 1, 2016.
Recent Accounting Pronouncements
Information regarding new accounting standards and their impact on the condensed consolidated financial statements is set forth in Note 2 — Basis of Presentation and Significant Accounting Policies of this Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have considered changes in our exposure to market risks during the nine months ended September 30, 2016, including additional exposures to market risks as a consequence of the Merger, and we have determined that there have been no material changes to our exposure to market risks from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 29, 2016.
Given the significant change in foreign exchange rates during 2016 caused by the U.K.’s decision to leave the European Union, we are providing certain updated information with regard to our foreign exchange risk as of September 30, 2016:

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
The table below gives our revenues and expenses by currency for the nine months ended September 30, 2016.

	U.S. dollars	Pounds sterling	Euros	Other currencies
Revenues	56%	14%	14%	16%
Expenses (i)	48%	20%	13%	19%
______________________

(i)
These percentages exclude certain expenses for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. These items include Merger-related amortization of intangible assets, restructuring costs, and integration and transaction expenses.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2016, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined by Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that the information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure. The scope of management’s assessment of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2016 includes all of the Company’s consolidated operations except for those disclosure controls and procedures of Gras Savoye that are subsumed by internal control over financial reporting. The Company acquired Gras Savoye on December 29, 2015.  Gras Savoye is included in our 2015 consolidated financial statements and represented approximately 10% of our total assets as of December 31, 2015 and 0% of our total revenues for the year ended December 31, 2015.

There have been no changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Acquisitions
We excluded Gras Savoye and Miller operations from the scope of our annual assessment of internal control over financial reporting for the year ended December 31, 2015 in accordance with Securities and Exchange Commission guidance. These operations will be included in our annual assessment for the year ending December 31, 2016.
Limitations on the Effectiveness of Controls
Management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that our disclosure controls and procedures will necessarily prevent all errors and all fraud. However, management does expect that the control system provides reasonable assurance that its objectives will be met. A control system, no matter how well designed and operated, cannot provide absolute assurance that the control system’s objectives will be met. In addition, the design of such internal controls must take into account the costs of designing and maintaining such a control system. Certain inherent limitations exist in control systems to make absolute assurances difficult, including the realities that judgments in decision-making can be faulty, that breakdowns can occur because of a simple error or mistake, and that individuals can circumvent controls. The design of any control system is based in part upon existing business conditions and risk assessments. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in business conditions or deterioration in the degree of compliance with policies or procedures. As a result, they may require change or revision. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected. Nevertheless, the disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives, and the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective at a reasonable assurance level.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1, regarding our legal proceedings is incorporated by reference herein from Note 12 — Commitments and Contingencies - Legal Proceedings of the notes to the condensed consolidated financial statements in this Form 10-Q for the quarter ended September 30, 2016.
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
It is expected that the British government will begin negotiating the terms of the U.K.'s future relationship with the E.U. over the next two years. Although it is unknown and we cannot anticipate what those terms will be, they may result in greater restrictions on business between the U.K. and E.U. countries and increased regulatory complexities. There is also uncertainty regarding how the U.K.'s access to the E.U. Single Market and the wider trading, legal, regulatory, tax and labor environments, especially in the U.K. and E.U., will be impacted, including the resulting impact on our business and that of our clients. Any such changes may adversely affect our operations and financial results.  For example, any changes to the passporting or other regulations relating to doing business in various E.U. countries by relying on a regulatory permission in the U.K. (or doing business in the U.K. by relying on a regulatory permission in an E.U. country) could increase our costs of doing business, or our ability to do so.  As another example, changes in labor laws may impact the ability to hire and retain non-U.K. staff in the U.K. or U.K. staff in the E.U.   In addition, the outcome of the referendum has created uncertainty with regard to the regulation of data protection in the U.K. Among other things, it is unclear whether the U.K. will enact legislation similar to the pending European General Data Protection Regulation post-Brexit, and how data transfers to and from the U.K. will be regulated. A change in such regulations, or other regulations, could increase our costs of doing business, or in some cases our ability to do business, and materially adversely impact our operations and financial results.
Data security breaches or improper disclosure of confidential company or personal data could result in material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.
We depend on information technology networks and systems to process, transmit and store electronic information and to communicate among our locations around the world and with our alliance partners and clients. Additionally, one of our significant responsibilities is to maintain the security and privacy of our clients’ confidential and proprietary information and the personal data of their customers and/or employees. Our information systems, and those of our third-party service providers and vendors, are vulnerable to an increasing threat of continually evolving cybersecurity risks.  Computer viruses, hackers and other external hazards, as well as improper or inadvertent staff behavior, could expose confidential company and personal data systems and information to security breaches.
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
We have experienced a number of data incidents, resulting from human error as well as attempts at unauthorized access to our systems, none of which to our knowledge have been material to our business or our clients. We maintain policies, procedures and technological safeguards designed to protect the security and privacy of this information. However, we cannot entirely eliminate the risk of data security breaches, improper access to or disclosure of confidential company or personally identifiable information. Our technology may fail to adequately secure the private information we hold and protect it from theft, computer viruses, hackers or inadvertent loss. In such circumstances, we may be held liable to our clients, which could result in legal liability or impairment to our reputation resulting in increased costs or loss of revenue. Further, data privacy, information security, identity theft, and related computer and internet issues are matters of growing public concern and are subject to frequently changing rules and regulations. Our failure to adhere to or successfully implement processes in response to changing customer expectations and legal or regulatory requirements in this area, including changing legal or regulatory requirements that may be developed or revised due to the vote in the U.K. to leave the E.U., could result in legal liability or impairment to our reputation or business.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
The Company is authorized to repurchase shares, by way of redemption, and will consider whether to do so from time to time, based on many factors, including market conditions.
The following table presents specified information about the Company’s repurchases of ordinary shares in the third quarter and the Company’s repurchase authority.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (i)
July 1, 2016 through July 31, 2016	435,587	$123.84	435,587	$3,361,581
August 1, 2016 through August 31, 2016	467,525	$122.48	467,525	$2,894,056
September 1, 2016 through September 30, 2016	585,608	$125.51	585,608	$2,308,448
	1,488,720	$124.07	1,488,720	$2,308,448
____________________

(i)
The maximum number of shares that may yet be purchased under the existing stock repurchase plan is 2,308,448. At September 30, 2016, approximately $306 million remains on the current open-ended repurchase authority. An estimate of the maximum number of shares under the existing authority was determined using the closing price of our Ordinary Shares on September 30, 2016 of $132.77.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Set forth below is a description of a matter reported pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (‘ITRA’) and Section 13(r) of the Exchange Act.  Concurrently with this quarterly report, we are filing a notice pursuant to Section 13(r) of the Exchange Act that the matter has been disclosed in this quarterly report.
Since January 1, 2015, Gras Savoye, a non-U.S. affiliate of Willis Towers Watson, has acted as the broker for the Iranian Embassy in Paris, placing health insurance with a local insurance company for the diplomatic staff and handling the related claims administration.   The policy renewed automatically on January 1, 2016 for another year.   Premium payments are made quarterly, and a premium payment of €57,943 was received by Gras Savoye on September 20, 2016.  Gras Savoye will retain a commission of €9,850 from this payment.   Health benefits of approximately €44,310 were paid to beneficiaries during the third quarter of 2016.  It is anticipated that Gras Savoye will continue these activities to the extent permitted under applicable law for the remainder of 2016.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Willis Towers Watson Non-Qualified Deferred Savings Plan for U.S. Employees (as amended and restated effective January 1, 2017)†*
10.2	Form of Performance-Based Restricted Share Unit Award Agreement for Operating Committee Members under the Willis Towers Watson Public Limited Company Amended and Restated 2012 Equity Incentive Plan†*
31.1	Certification of the Registrant’s Chief Executive Officer, John J. Haley, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*
31.2	Certification of the Registrant’s Chief Financial Officer, Roger F. Millay, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*
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

Willis Towers Watson Public Limited Company
(Registrant)

/s/ John J. Haley		November 7, 2016
Name:	John J. Haley	Date
Title:	Chief Executive Officer

/s/ Roger F. Millay		November 7, 2016
Name:	Roger F. Millay	Date
Title:	Chief Financial Officer

/s/ Susan D. Davies		November 7, 2016
Name:	Susan D. Davies	Date
Title:	Principal Accounting Officer and Controller