Form 10-K
period 2016-12-31
WILLIS TOWERS WATSON PLC
filed 2017-03-01
CIK 1140536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
The aggregate market value of the voting common equity held by non-affiliates of the Registrant, computed by reference to the last reported price at which the Registrant’s common equity was sold on June 30, 2016 (the last day of the Registrant’s most recently completed second quarter) was $17,200,762,240.
As of February 24, 2017, there were outstanding 135,527,821 ordinary shares, nominal value $0.000304635 per share, of the Registrant.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Part III will be incorporated by reference in accordance with Instruction G(3) to Form 10-K no later than 120 days after the end of the Company’s fiscal year.

WILLIS TOWERS WATSON
INDEX TO FORM 10-K
For the year ended December 31, 2016

Certain Definitions
The following definitions apply throughout this annual report unless the context requires otherwise:

‘We’, ‘Us’, ‘Company’, ‘Willis Towers Watson’, ‘Our’, ‘Willis Towers Watson plc’ or ‘WTW’	Willis Towers Watson Public Limited Company, a company organized under the laws of Ireland, and its subsidiaries

‘shares’	The ordinary shares of Willis Towers Watson Public Limited Company, nominal value $0.000304635 per share

‘Legacy Willis’ or ‘Willis’	Willis Group Holdings Public Limited Company and its subsidiaries, predecessor to Willis Towers Watson, prior to the Merger

‘Legacy Towers Watson’ or ‘Towers Watson’	Towers Watson & Co. and its subsidiaries

‘Merger’
Merger of Willis Group Holdings Public Limited Company and Towers Watson & Co. pursuant to the Agreement and Plan of Merger, dated June 29, 2015, as amended on November 19, 2015, and completed on January 4, 2016

‘Gras Savoye’	GS & Cie Groupe SAS

‘Miller’	Miller Insurance Services LLP and its subsidiaries

Disclaimer Regarding Forward-looking Statements
We have included in this document ‘forward-looking statements’ within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, that address activities, events or developments that we expect or anticipate may occur in the future, including such things as our outlook, future capital expenditures, future share repurchases, growth in commissions and fees, business strategies and planned acquisitions, competitive strengths, goals, the benefits of new initiatives, growth of our business and operations, plans and references to future successes, and the benefits of the Merger, including future financial and operating results, plans, objectives, expectations and intentions are forward-looking statements. Also, when we use words such as ‘may’, ‘will’, ‘would’, ‘anticipate’, ‘believe’, ‘estimate’, ‘expect’, ‘intend’, ‘plan’, ‘probably’, or similar expressions, we are making forward-looking statements. Such statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. All forward-looking disclosure is speculative by its nature.
A number of risks and uncertainties that could cause actual results to differ materially from the results reflected in these forward-looking statements are identified under Risk Factors in Item 1A of this Annual Report on Form 10-K. These statements are based on assumptions that may not come true and are subject to significant risks and uncertainties.
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

PART I.
ITEM 1. BUSINESS
The Company
Willis Towers Watson was formed upon completion of the Merger on January 4, 2016, pursuant to the Agreement and Plan of Merger dated June 29, 2015, as amended on November 19, 2015 (the ‘Merger Agreement’), between Legacy Willis, Legacy Towers Watson, and Citadel Merger Sub, Inc., a wholly-owned subsidiary of Willis formed for the purpose of facilitating this transaction (‘Merger Sub’). Pursuant to the Merger Agreement, Merger Sub merged with and into Towers Watson with Towers Watson continuing as the surviving corporation and a wholly-owned subsidiary of Willis.
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
We continue to integrate Willis and Towers Watson while creating a unified platform for global growth, including positioning the Company to leverage our mutual distribution strength to enhance market penetration, expand our global footprint and create a strong platform for further innovation. The fully integrated Company will have a more comprehensive offering of services and solutions to provide to clients across four business segments: Human Capital and Benefits; Corporate Risk and Broking; Investment, Risk and Reinsurance; and Exchange Solutions.
Our clients operate on a global and local scale in a multitude of businesses and industries throughout the world and generally range in size from large, major multinational corporations to middle-market domestic and international companies. Our clients include many of the world’s leading corporations, including approximately 88% of the Fortune Global 500 companies and 85% of the Fortune 1000. We also advise more than three-quarters of the world’s leading insurance companies. We work with major corporations, emerging growth companies, governmental agencies and not-for-profit institutions in a wide variety of industries, with many of our client relationships spanning decades. No one client accounted for a significant concentration of revenues in each of the years ended December 31, 2016, 2015 and 2014. We place insurance with approximately 2,500 insurance carriers, none of which individually accounted for a significant concentration of the total premiums we placed on behalf of our clients in 2016, 2015 or 2014.
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
The Company’s Corporate Governance Guidelines, Audit & Risk Committee Charter, Compensation Committee Charter, and Nominating & Governance Committee Charter are available on our website, www.willistowerswatson.com, in the Investor Relations section, or upon request. Requests for copies of these documents should be directed in writing to the Company Secretary c/o Office of General Counsel, Willis Towers Watson Public Limited Company, Brookfield Place, 200 Liberty Street, New York, NY 10281.
General Information
Willis Towers Watson is a leading global advisory, broking and solutions company that helps clients around the world turn risk into a path for growth. Willis Towers Watson has more than 41,000 employees and services clients in more than 140 countries and territories. We design and deliver solutions that manage risk, optimize benefits, cultivate talent, and expand the power of capital to protect and strengthen institutions and individuals. Our unique perspective allows us to see the critical intersections between talent, assets and ideas - the dynamic formula that drives business performance.
We offer clients a broad range of services to help them to identify and control their risks, and to enhance business performance by improving their ability to attract, retain and engage a talented workforce. Our risk control services range from strategic risk consulting (including providing actuarial analysis), to a variety of due diligence services, to the provision of practical on-site risk control services (such as health and safety or property loss control consulting), as well as analytical and advisory services (such as hazard modeling and reinsurance optimization studies). We assist clients in planning how to manage incidents or crises when they occur. These services include contingency planning, security audits and product tampering plans. We help our clients enhance their business performance by delivering consulting services, technology and solutions that help organizations anticipate, identify and capitalize on emerging opportunities in human capital management as well as investment advice to help our clients develop disciplined and efficient strategies to meet their investment goals.
As an insurance broker, we act as an intermediary between our clients and insurance carriers by advising our clients on their risk management requirements, helping clients determine the best means of managing risk and negotiating and placing insurance with insurance carriers through our global distribution network. We operate the largest private Medicare exchange in the United States (‘U.S.’). Through this exchange and those for active employees, we help our clients move to a more sustainable economic model by capping and controlling the costs associated with healthcare benefits.
We are not an insurance company, and therefore we do not underwrite insurable risks for our own account.
We derive the majority of our revenues from either commissions or fees for brokerage or consulting services. We do not determine the insurance premiums on which our commissions are generally based. Commission levels generally follow the same trend as premium levels as they are derived from a percentage of the premiums paid by the insureds. Fluctuations in these premiums charged by the insurance carriers can therefore have a direct and potentially material impact on our results of operations. Our fees for consulting services are spread across a variety of complementary businesses that generally remain steady during times of uncertainty. We have some businesses, such as our health and benefits and administration businesses, which can be counter cyclical during the early period of a significant economic change.
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
Below are our revenues and long-lived assets by legal entity for Ireland, our country of domicile, countries with significant concentrations, and all other foreign countries for each of the years ended December 31, 2016, 2015 and 2014:

	Revenues			Long-Lived Assets (i)
	2016	2015	2014	2016	2015	2014
Ireland	$92	$64	$51	$114	$124	$121

United States	3,395	1,597	1,600	11,400	1,759	1,800
United Kingdom	2,236	1,055	1,057	2,431	2,426	1,666
Rest of World	2,164	1,113	1,094	2,466	1,951	976
Total Foreign Countries	7,795	3,765	3,751	16,297	6,136	4,442
	$7,887	$3,829	$3,802	$16,411	$6,260	$4,563
____________________

(i)	Long-Lived Assets does not include deferred tax assets.
Business Strategy
Willis Towers Watson sees that a unified approach to people and risk can be a path to growth for our clients. Our integrated teams bring together our understanding of risk strategies and market analytics. This helps clients around the world to achieve their objectives.

We operate in attractive markets - both growing and mature - with a diversified platform across geographies, industries, segments and lines of business. We aim to become the premier advisory, broking and solutions company of choice globally. We design and deliver solutions that manage risk, optimize benefits, cultivate talent, and expand the power of capital to protect and strengthen institutions and individuals. We also help organizations improve performance through effective people, risk and financial management by focusing on providing human capital and financial consulting services.
 We believe we can achieve this by:

•
Delivering a powerful client proposition with an integrated global platform. Our highly complementary offerings provide comprehensive advice, analytics, specialty capabilities and solutions covering benefits, exchange solutions, brokerage and advisory, risk and capital management; and talent and rewards;

•	Leveraging our combined distribution strength and global footprint to enhance market penetration and provide a platform for further innovation; and

•	Underpinning this growth through continuous operational improvement initiatives that help make us more effective and efficient and drive cost synergies. We do this by:

◦	continuing to modernize the way we run our business to better serve our clients, enabling the skills of our staff, and lowering our costs of doing business;

◦	making the necessary changes to our processes, our IT, our real estate and our workforce locations; and

◦	targeting and delivering identified, highly achievable cost savings as a direct consequence of the Merger.
We care as much about how we work as we do about the impact that we make. This means commitment to shared values, a framework that guides how we run our business and serve clients.
Through these strategies we aim to accelerate revenue, cash flow, earnings before interest, taxes, depreciation and amortization (‘EBITDA’), and earnings growth, and generate compelling returns for investors, by delivering tangible revenue growth and capitalizing on the identified cost synergies.
Principal Services
In 2016, we began managing our business across four integrated reportable operating segments. As a result, the Company has changed the way it manages and reports segment revenues and operating income, resulting in a change in the Company’s reportable segments from eight reportable segments, formerly known as Willis International; Willis North America; Willis Capital, Wholesale & Reinsurance; Willis GB; Towers Watson Benefits; Towers Watson Exchange Solutions; Towers Watson Risk and Financial Services; and Towers Watson Talent and Rewards, into four reportable segments: Human Capital and Benefits; Corporate Risk and Broking; Investment, Risk and Reinsurance; and Exchange Solutions. Below are the percentages of revenues generated by each segment for each of the years ended December 31, 2016, 2015 and 2014:

	Year ended December 31,
	2016	2015 (i)	2014 (i)
Human Capital and Benefits	41%	18%	17%
Corporate Risk and Broking	32%	61%	63%
Investment, Risk and Reinsurance	19%	21%	20%
Exchange Solutions	8%	—%	—%
____________________

(i)
Figures have been recast into the new segment structure and do not include pro forma segment revenues from Legacy Towers Watson. For pro forma segment information, see our Form 8-K filed with the SEC on July 14, 2016.

The average number of employees by segment for the year ended December 31, 2016 are approximated below:

December 31, 2016
Human Capital and Benefits	12,300
Corporate Risk and Broking	12,700
Investment, Risk and Reinsurance	4,600
Exchange Solutions	4,700
Corporate & Other	7,200
Total Employees	41,500
Human Capital and Benefits
The Willis Towers Watson Human Capital & Benefits (‘HCB’) segment provides an array of advice, broking, solutions and software for employee benefit plans, the human resources (‘HR’) organization and the management teams of our clients.
HCB is the largest segment of the Company, generating approximately 41% of our revenues for the year ended December 31, 2016. Organized into four primary offerings - Retirement; Health & Benefits; Talent & Rewards; and Technology and Administration Solutions, the segment is focused on addressing our clients’ people and risk needs to help them take on the challenges of operating in a global marketplace.
HCB is strengthened with teams of international consultants that provide support in each of these areas to the global headquarters of multinational clients and their foreign subsidiaries.
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
Our retirement consulting relationships are generally long-term in nature, and client retention rates for this business are high. A significant portion of the revenues in this business is from recurring work, with multi-year contracts that are driven by the heavily regulated nature of employee benefit plans and our clients’ annual needs for these services. Revenues for the Retirement business are somewhat seasonal, as much of our work pertains to calendar-year plan administration and reporting and compliance related to the completion of pension plan valuations; thus, the first quarter of the fiscal year is typically HCB’s strongest quarter. Major revenue growth drivers in this business include changes in regulations, capital market conditions, increased global demand and increased market share.
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
Our consultants help clients make strategic decisions on topics such as optimizing program spend; evaluating emerging coverage options (including publicly-subsidized health insurance exchanges and private exchanges in the U.S.); and dealing with above-inflation-rate increases in healthcare costs. In addition to our consulting services, we manage a number of collective purchasing initiatives, such as pharmacy and stop-loss, that allow employers to realize greater value from third-party service providers than they can achieve on their own.
With Global Benefits Solutions, our suite of global services supporting medical, dental and risk (life, accident and disability) programs, we have a tailored offering for multinationals. That offering includes a flexible set of ready-made offerings, proven technology, efficient operational structure and an integrated approach to service delivery that translates to a globally consistent, high-quality experience for our clients.

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
Our DST offerings include market benchmarking data, employee insight and listening tools, talent assessment tools and services, and HR software to help companies administer and manage their talent management and reward programs and analyze talent trends.
Revenues for the T&R business are partly seasonal in nature, with a meaningful amount of heightened activity in the second half of the calendar year during the annual compensation, benefits and survey cycles. While T&R enjoys long-term relationships with many clients, work in several practices is often project-based and can be sensitive to economic changes. The business benefits from regulatory changes affecting our clients that require strategic advice, program changes and communication such as CEO pay ratio disclosure and Fair Labor Standards Act changes in the U.S., by which swaths of employees will be newly-eligible for overtime pay. Additional areas of growth for T&R include evolving views on effective individual performance measurement and management, focus on workforce productivity improvements and labor cost reductions, globalization and digitization of the workforce, merger and acquisition (‘M&A’) activity, technology-enabled approaches for measuring and understanding workforce engagement, and the opportunity to leverage HR software to improve the design, management and implementation of HR processes and programs.
Technology and Administration Solutions — Our Technology and Administration Solutions (‘TAS’) business provides benefits outsourcing services to hundreds of clients across multiple industries. Our TAS team focuses on clients outside of the U.S. where our services are supported by high quality administration teams using robust technology platforms.  We have high client retention rates, and we are the leading administrator among the 200 largest pension plans in the United Kingdom (‘U.K.’), as well as a leader in Germany.
For both our defined benefit and defined contribution administration services, we use highly-automated processes and web technology to enable benefit plan members to access and manage their records, perform self-service functions and improve their understanding of their benefits. Our technology also provides trustees and HR teams with timely management information to monitor activity and service levels and reduce administration costs.
Corporate Risk and Broking
Our Corporate Risk & Broking (‘CRB’) segment provides a broad range of risk advice, insurance brokerage and consulting services to clients worldwide ranging from small businesses to multinational corporations. We deliver integrated global solutions tailored to client needs and underpinned by data and analytics.
CRB generated approximately 32% of Willis Towers Watson revenues for the year ended December 31, 2016, and places more than $20 billion of premium into the insurance markets, annually.
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
Property and Casualty — Property and Casualty provides property and liability insurance brokerage services across a wide range of industries including construction, real estate, healthcare and natural resources. Our construction practice provides risk management advice and brokerage services for a wide range of international construction activities. Clients of the construction practice include contractors, project owners, project managers, consultants and financiers. Our natural resources practice encompasses the oil and gas, mining, power and utilities sectors; and provides services including property damage, offshore construction liability and other services to global clients.
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
Affinity — Affinity arranges the insurance products and services for our client partners to offer to their customers, employees or members alongside, or in addition to, their principal business activities. Products include: extended warranties, accidental damage of personal mobile devices, creditor payment protection, accident and health and personal lines.
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
This segment is our third largest segment and generated approximately 19% of revenues for the Company for the year ended December 31, 2016. With approximately 80% of the revenues for this segment split between North America and the U.K., this segment includes the following businesses and offerings: Willis Re; Risk Consulting and Software; Investment; Wholesale Insurance Broking; Portfolio and Underwriting Services; and Capital Markets & Advisory.
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
Wholesale Insurance Broking — Wholesale Insurance Broking provides wholesale and specialist broking services to retail brokers worldwide, through Willis Towers Watson and London based specialist broker Miller Insurance Services LLP.
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
Capital Markets & Advisory — Capital Markets & Advisory, with offices in New York, London, Hong Kong and Sydney, provides investment banking services to companies involved in the insurance and reinsurance industries for a broad array of merger and acquisition transactions as well as capital markets products, including acting as underwriter for primary issuances, operating a secondary insurance-linked securities trading desk and engaging in strategic advisory work.
Exchange Solutions
The Willis Towers Watson Exchange Solutions (‘ES’) segment provides primary medical and ancillary benefit exchange and outsourcing services to active employees and retirees across both the group and individual markets.  ES services individual populations via its ‘group to individual’ technology platform, which tightly integrates patented call routing technology, an efficient quoting and enrollment engine, a Customer Relationship Management system and comprehensive insurance carrier connectivity. This segment also delivers group benefit exchanges and full outsourcing solutions serving the active employees of employers across the United States. ES uses Software as a Service (‘SaaS’)-based technology and related services to deliver consumer-driven healthcare and reimbursement accounts, including health savings accounts, health reimbursement arrangements, flexible spending accounts and other consumer-directed accounts.
A significant portion of the revenues in this segment is recurring in nature, driven by either the commissions from the policies we sell, or from long-term service contracts with our clients that typically range from three to five years. Revenues across this segment may be seasonal, driven by the magnitude and timing of client transition activities, and we typically increase our membership levels significantly effective January 1, after calendar year-end benefits elections.
ES generated approximately 8% of our revenues for the year ended December 31, 2016. ES provides services across four integrated or related offerings to customers primarily in the U.S., including Retiree & Access Exchanges; Active Exchanges; Technology and Administration Solutions; and Consumer-Directed Accounts.
Retiree & Access Exchanges — This business provides solutions through a proprietary technology platform, OneExchange Retiree, which enables our employer clients to transition their retirees to individual, defined contribution health plans that provide individuals with a tax-free allowance or contribution to spend on healthcare services at an annual cost that the employer controls, as opposed to group-based, defined benefit health plans that provide groups of individuals with healthcare benefits at uncertain annual costs.
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
Consumer-Directed Accounts — This business uses its SaaS-based technology and related services to deliver consumer-driven healthcare and reimbursement accounts, including health savings accounts, health reimbursement arrangements and other consumer-directed accounts.
Competition
We face competition in all fields in which we operate, based on global capability, product breadth, innovation, quality of service and price. We compete with Accenture plc, Aon plc, Arthur J. Gallagher & Co., Brown & Brown Inc., Cognizant Technology Solutions Corporation, Marsh & McLennan Companies, Inc. and Robert Half International Inc., as well as with numerous specialty, regional and local firms. Marsh & McLennan Companies and Aon plc are the two other major providers of global risk management services. Competition for business is intense in all of our business lines and in every insurance market, and in some business lines Marsh & McLennan Companies and Aon plc have greater market share than we do.
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
Our principal competitors in the pension consulting industry are Mercer HR Consulting (a Marsh & McLennan company) and Aon plc. Beyond these large players, the global HR consulting industry is highly fragmented.
Our major competitors in the insurance consulting and software industry include Milliman, Oliver Wyman (a Marsh & McLennan company), the big four accounting firms and SunGard. Aon, Buck Consultants (a Xerox Company), Connextions (a United Healthcare company), Mercer (a Marsh & McLennan company), Automatic Data Processing and Fidelity are our primary competitors in the insurance exchange industry. With the implementation of the Patient Protection and Affordable Care Act, we also compete with the public exchanges currently run by the U.S. federal and state governments. We now compete with providers of account-based health plans and consumer-directed benefits such as WageWorks and HealthEquity.
The market for our services is subject to change as a result of economic, regulatory and legislative changes, technological developments, and increased competition from established and new competitors. Regulatory and legislative actions, along with continuously evolving technological developments, will likely have the greatest impact on the overall market for our exchange products. We believe the primary factors in selecting an HR consulting or risk management services firm include reputation, the ability to provide measurable increases to shareholder value and return on investment, global scale, quality of service and the ability to tailor services to clients’ unique needs. With regard to the market for exchanges, we believe that clients base their decisions on a variety of factors that include the ability of the provider to deliver measurable cost savings for clients, a strong reputation for efficient execution, a provider’s capability in delivering a broad number of configurations to serve various population segments and financing options, and an innovative service delivery model and platform. For our traditional consulting and risk management services and the rapidly evolving exchange products, we believe we compete favorably with respect to these factors.
Regulation
Our business activities are subject to legal requirements and governmental and quasi-governmental regulatory supervision in all countries in which we operate. Also, such regulations may require individual or company licensing to conduct our business activities. While these requirements may vary from location to location, they are generally designed to protect our clients by establishing minimum standards of conduct and practice, particularly regarding the provision of advice and product information, as well as financial criteria. We are also subject to data privacy regulations in many countries. Our most significant regulatory regions are described below:
United States
Our activities in connection with insurance brokerage services within the United States are subject to regulation and supervision by state authorities. Although the scope of regulation and form of supervision may vary from state to state, insurance laws in the United States are often complex and generally grant broad discretion to supervisory authorities in adopting regulations and supervising regulated activities. That supervision generally includes the licensing of insurance brokers and agents and the regulation of the handling and investment of client funds held in a fiduciary capacity. Our continuing ability to provide insurance brokerage in the states in which we currently operate is dependent upon our compliance with the rules and regulations promulgated by the regulatory authorities in each of these states. Additionally, some of our private exchange activities are overseen by the Centers for Medicare & Medicaid Services, which is part of the Department of Health and Human Services.
Certain of our activities are governed by other regulatory bodies, such as investment and securities licensing authorities.  Our activities in connection with investment services within the United States are subject to regulation and supervision at both the federal and state levels. At the federal level, certain of our operating subsidiaries are regulated by the SEC through the Investment Company Act of 1940 and the Investment Advisers’ Act of 1940; and by the Department of Labor through the Employee Retirement Income Security Act, or ERISA. In connection with the SEC regulations, we are required to file certain reports, and are subject to various marketing restrictions, among other requirements. In connection with ERISA regulations, we are restricted in actions we can take for plans for which we serve as fiduciaries, among other matters. Our U.S. investment activities are also subject to certain state regulatory schemes.

Our Capital Markets & Advisory business operates through its wholly-owned subsidiary, Willis Securities, Inc., a U.S.-registered broker-dealer and member of FINRA/SIPC, primarily in connection with investment banking services and advising on alternative risk financing transactions.
Our activities in connection with Third Party Administrator (‘TPA’) services in the United States are also subject to regulation and supervision by many state authorities.  Licensing requirements and supervision vary from state to state.  As with insurance brokerage services, our continuing ability to provide these services in states that regulate our activities is dependent upon our compliance with the rules and regulations promulgated from time to time by the regulatory authorities in each of these states.
European Union
In 2005, the European Union Insurance Mediation Directive introduced rules to enable insurance and reinsurance intermediaries to operate and provide services within each member state of the European Union (‘E.U.’) on a basis consistent with the E.U. single market and customer protection aims. Each E.U. member state in which we operate is required to ensure that the insurance and reinsurance intermediaries resident in their country are registered with a statutory body in that country and that each intermediary meets professional requirements in relation to their competence, good repute, professional indemnity cover and financial capacity. The E.U. has been in the process of updating the Insurance Mediation Directive. Various E.U. bodies are working on creating a replacement to the Insurance Mediation Directive called the Insurance Distribution Directive. The current timetable would require all E.U. member states to make the Insurance Distribution Directive national law by February 2018.
In addition, Capital Markets & Advisory provides advice on securities or investments in the European Union and Australia through our U.K. wholly-owned subsidiary, Willis Capital Markets & Advisory Limited, which is authorized and regulated by the FCA (as defined below).
Willis Towers Watson is also subject to the new E.U. General Data Protection Regulation (‘GDPR’), which goes into effect in May 2018.  The GDPR is a new, comprehensive regime covering data protection.
United Kingdom
In the United Kingdom, our business is regulated by the Financial Conduct Authority (‘FCA’). The FCA has a wide range of rule-making, investigatory and enforcement powers, and conducts monitoring visits to assess our compliance with regulatory requirements.
The FCA has a sole strategic objective: to ensure that the relevant markets function well. Its operational objectives are to: secure an appropriate degree of protection for consumers; protect and enhance the integrity of the U.K. financial system; and to promote effective competition in the interests of consumers. The FCA has powers in product intervention. For instance, it can instruct firms to withdraw or amend misleading financial promotions. A U.K. exit from the E.U. may cause an increase in regulations in the U.K.
Other
Capital Markets & Advisory, through its affiliate, Willis Capital Markets & Advisory (Hong Kong) Limited, is licensed to conduct certain securities-related activities, and is subject to regulation by the Hong Kong Securities and Futures Commission. Certain of our entities that undertake pension scheme management are subject to MiFID (Markets in Financial Instruments Directive) and are authorized and regulated by certain financial services authorities in countries such as Sweden, Ireland, the Netherlands and the U.K.
All companies carrying on similar activities in a given jurisdiction are subject to regulations which are not dissimilar to the requirements for our operations in the United States and United Kingdom. We do not consider these regulatory requirements as adversely affecting our competitive position.
Across all geographies we are subject to various data privacy regulations that apply to medical, financial and other types of personal information belonging to our clients, their employees and third parties, as well as our own employees.
Our failure, or that of our employees, to satisfy the regulatory compliance requirements or the legal requirements governing our activities, can result in disciplinary action, fines, reputational damage and financial harm.
See Part I, Item 1A-Risk Factors for an analysis of how actions by regulatory authorities or changes in legislation and regulation in the jurisdictions in which we operate may have an adverse effect on our business.

Executive Officers of the Registrant
The executive officers of the Company as of March 1, 2017 were as follows:
Nicolas Aubert (age 51) - Mr. Aubert has served as the Head of Great Britain at Willis Towers Watson since January 4, 2016, and as the CEO of Willis Limited, the Company’s U.K. insurance and reinsurance broking subsidiary, since September 30, 2015. Prior to his appointment as the Head of Great Britain, Mr. Aubert served as CEO of Willis GB, the operating segment of Willis Group Holdings that included Willis’ London specialty businesses and facultative business, and the retail insurance business in Great Britain since January 2015. Since March 2016, Mr. Aubert has served as the Chairman of the London Market Group (LMG), a professional body representing the common interests of the London Insurance Market operators, Lloyd’s of London, IUA, LIIBA and LMA. Prior to joining Willis, Mr. Aubert served as the Chief Operating Officer of American International Group (AIG) in Europe, the Middle East and Africa, and formerly as the Managing Director of AIG in the U.K. After joining AIG in June 2002 to lead AIG France, Mr. Aubert served in various other senior management positions, including Managing Director of Southern Europe, where he oversaw operations in 12 countries, including Israel. Prior to AIG, Mr. Aubert worked in various leadership positions at ACE, CIGNA, GAN and started his career at GENERALI. He holds specialized Masters Degrees in Insurance Law (DESS Assurances) from Pantheon-Sorbonne University of Paris and from Institut des Assurances de Paris (Université Paris-Dauphine) and an M.B.A. from the French High Insurance Studies Center (CHEA).
Anne D. Bodnar (age 60) - Ms. Bodnar has served as the Chief Human Resources Officer at Willis Towers Watson since January 4, 2016. Previously, Ms. Bodnar served on Towers Watson’s Management Committee since January 2015, and as Towers Watson’s Chief Administrative Officer since January 1, 2010. Ms. Bodnar previously served as Managing Director of HR at Towers Perrin beginning in 2001. From 1995 to 2000, Ms. Bodnar led Towers Perrin’s recruiting and learning and development efforts. Prior to that, she was a strategy consultant in Towers Perrin’s Human Capital business. Earlier in her career, Ms. Bodnar held several operational and strategic planning roles at what is now JPMorgan Chase. Additionally, Ms. Bodnar published a chapter entitled “HR as a Strategic Partner” in Human Resources Leadership Strategies: Fifteen Ways to Enhance HR Value in Your Company. She was elected to the YWCA’s Academy of Women Achievers in 1999. Ms. Bodnar graduated cum laude and Phi Beta Kappa from Smith College and has an M.B.A. from Harvard Business School.
Matthew S. Furman (age 47) - Mr. Furman has served as General Counsel at Willis Towers Watson since January 4, 2016. Previously, Mr. Furman served as Executive Vice President and Group General Counsel at Willis Group Holdings, where he was a member of the Operating Committee since April 2015. From 2007 until March 2015, Mr. Furman was Senior Vice President, Group General Counsel-Corporate and Governance, and Corporate Secretary for The Travelers Companies, Inc. From 2000 until 2007, Mr. Furman was an attorney at Goldman, Sachs & Co. in New York, where he was Vice President and Associate General Counsel in the finance and corporate legal group. Prior to that, he was in private practice, with almost six years’ experience at Simpson Thacher & Bartlett in New York. Mr. Furman also serves as a Director of the Legal Aid Society and a member of the U.S. Securities and Exchange Commission’s Investor Advisory Committee. He holds a bachelor’s degree from Brown University and a law degree from Harvard Law School.
Adam L. Garrard (age 51) - Mr. Garrard has served as Head of International at Willis Towers Watson since January 4, 2016. Previously, Mr. Garrard served as Chief Executive Officer for Willis Group Holdings in Asia since September 2012. Prior to that, Mr. Garrard served as Chief Executive Officer for Willis in Europe since January 2009, Chief Executive Officer for Willis in Australasia since May 2005 and Chief Executive Officer for Asia since January 2002. Mr. Garrard has resided in Singapore, Shanghai, Sydney and London while undertaking his Chief Executive Officer roles. After graduating from De Montfort University with a bachelor’s degree in Business Administration in 1992, Mr. Garrard joined SBJ Stephenson Insurance Brokers before joining Willis in 1994.
Julie J. Gebauer (age 55) - Ms. Gebauer has served as Head of Human Capital & Benefits at Willis Towers Watson since January 4, 2016. Previously, Ms. Gebauer served as Managing Director of Towers Watson’s Talent and Rewards business segment since January 1, 2010. Beginning in 2002, Ms. Gebauer served as a Managing Director of Towers Perrin and led Towers Perrin’s global Workforce Effectiveness Practice and the global Towers Perrin-International Survey Research Corporation line of business. Ms. Gebauer was a member of Towers Perrin’s Board of Directors from 2003 through 2006. She joined Towers Perrin in 1986 as a consultant and held several leadership positions at Towers Perrin, serving as the Managing Principal for the New York office from 1999 to 2001 and the U.S. East Region Leader for the Human Capital Group from 2002 to 2006. Ms. Gebauer is a Fellow of the Society of Actuaries. Ms. Gebauer graduated Phi Beta Kappa and with high distinction from the University of Nebraska-Lincoln with a bachelor’s degree in Mathematics, and was designated a Chancellor’s Scholar.
Joseph Gunn (age 46) - Mr. Gunn has served as the Head of North America at Willis Towers Watson since October 27, 2016.  Previously, Mr. Gunn served as the regional director for the Northeast region of Willis Towers Watson where he led the business in both Metro New York and New England since January 4, 2016.  Prior to that, Mr. Gunn served as the National Partner for the Northeast Region at Willis North America since July 2009, and before that, as the Chief Growth Officer for

Willis North America and regional executive officer for the South Central region of Willis North America since August 2006.  Before joining Willis in 2004, Mr. Gunn led the Marsh Client Development team for the North Texas operations and served as a senior relationship officer on several large accounts.  Mr. Gunn serves as a member of the board of trustees of Big Brothers Big Sisters of New York.  He holds a bachelor’s degree in Political Science from Florida State University.
John J. Haley (age 67) - Mr. Haley has served as Chief Executive Officer and Director at Willis Towers Watson since January 4, 2016. Previously, Mr. Haley served as the Chief Executive Officer and Chairman of the Board of Directors of Towers Watson since January 1, 2010, and as President since October 3, 2011. Prior to that, Mr. Haley served as President and Chief Executive Officer of Watson Wyatt beginning on January 1, 1999, as Chairman of the Board of Watson Wyatt beginning in 1999 and as a director of Watson Wyatt beginning in 1992. Mr. Haley joined Watson Wyatt in 1977. Prior to becoming President and Chief Executive Officer of Watson Wyatt, he was the Global Director of the Benefits Group at Watson Wyatt. Mr. Haley is a Fellow of the Society of Actuaries, and a member of the American Academy of Actuaries and the Conference of Consulting Actuaries. He is also a co-author of Fundamentals of Private Pensions (University of Pennsylvania Press). Mr. Haley also serves on the board of MAXIMUS, Inc., a provider of health and human services program management, consulting services and system solutions, and previously served on the board of Hudson Global, Inc., an executive search, specialty staffing and related consulting services firm. He has an A.B. in Mathematics from Rutgers College and studied under a Fellowship at the Graduate School of Mathematics at Yale University.
Carl A. Hess (age 55) - Mr. Hess has served as the Head of Investment, Risk and Reinsurance since October 27, 2016.  Previously, Mr. Hess served as the Co-Head of North America at Willis Towers Watson since January 4, 2016. Prior to that, Mr. Hess served as Managing Director, The Americas of Towers Watson since February 1, 2014, and before that, he served as the Managing Director of Towers Watson’s Investment business since January 1, 2010. Before his service at Towers Watson, Mr. Hess worked in a variety of roles for over 20 years at Watson Wyatt, lastly as Global Practice Director of Watson Wyatt’s Investment business. Mr. Hess is a Fellow of the Society of Actuaries and the Conference of Consulting Actuaries, and a Chartered Enterprise Risk Analyst. He has a bachelor’s degree cum laude in Logic and Language from Yale University.
Todd Jones (age 52) - Mr. Jones has served as the Head of Corporate Risk and Broking since October 27, 2016.  Previously, Mr. Jones served as the Co-Head of North America at Willis Towers Watson since January 4, 2016. Prior to that, Mr. Jones served as an executive officer and Chief Executive Officer of Willis North America since July 1, 2013. Mr. Jones joined Willis in 2003 as the North American Practice Leader for Willis’ Executive Risks Practice and served as the President of Willis North America from 2010 to 2013. Mr. Jones also served as a National Partner for the Northeast Region. Prior to joining Willis, Mr. Jones held various leadership roles in the insurance brokerage industry. Before entering the brokerage industry, he was a financial analyst and corporate banker for a regional bank that is now part of Wells Fargo, focusing on the telecommunications industry. He holds a bachelor’s degree in Business from Wake Forest University and an M.B.A. from the Stern School of Business at New York University.
Roger F. Millay (age 59) - Mr. Millay has served as Chief Financial Officer at Willis Towers Watson since January 4, 2016. Previously, Mr. Millay served as Vice President and Chief Financial Officer of Towers Watson since January 1, 2010, and he previously held the same position at Watson Wyatt since August 2008. Prior to joining Watson Wyatt, Mr. Millay was with Discovery Communications LLC, a global cable TV programmer and digital media provider, where he served as Senior Executive Vice President and Chief Financial Officer beginning in 2006. At Discovery, he was responsible for the global financial functions, including accounting, treasury, budgeting, audit and tax. From 1999 to 2006, Mr. Millay was Senior Vice President and Chief Financial Officer with Airgas, Inc., an industrial gases and supplies distributor and producer. Mr. Millay has over 25 years of experience in financial officer positions, including roles at Arthur Young & Company, Citigroup, and GE Capital. He holds a bachelor’s degree from the University of Virginia and a master’s degree in Accounting from Georgetown University’s Graduate School of Business, and he is a Certified Public Accountant.
Paul G. Morris (age 52) - Mr. Morris has served as Head of Western Europe at Willis Towers Watson since January 4, 2016. Previously, Mr. Morris served as Managing Director for Towers Watson in Europe, the Middle East and Africa since September 1, 2011. Prior to that, Mr. Morris served as Director, Consulting Services, for Towers Watson beginning January 1, 2010. Mr. Morris served as a Managing Consultant of Watson Wyatt from 2005 until the consummation of the merger of Towers Perrin and Watson Wyatt. He joined The Wyatt Company in 1988. Following the establishment of the global Watson Wyatt Worldwide alliance in 1995, Mr. Morris served as a Senior Consultant of Watson Wyatt Partners from 1995 through 1999 and became a partner in 1999. Mr. Morris is a Fellow of the Society of Actuaries, a Member of the Institute of Actuaries, and has a bachelor’s degree in Applied Mathematics from Harvard College and an M.Sc. in Applied Mathematics from Harvard Graduate School of Arts and Sciences.
Anne Pullum (age 34) - Ms. Pullum has served as the Chief Administrative Officer and Head of Strategy and Innovation at Willis Towers Watson since October 27, 2016.  Beginning on January 4, 2016, Ms. Pullum served as Willis Towers Watson’s Head of Strategy, where she has played a key role in determining the Company’s strategy and worked across all business segments and functional areas.  Previously, Ms. Pullum served as the Head of Strategy for Willis Group since May 2014.  Before joining Willis, Ms. Pullum worked at McKinsey & Company, where she served financial services and natural resource clients since October 2010.  Prior to that, Ms. Pullum conducted economic research at Greenspan Associates in Washington, D.C. and served as an analyst in the Goldman Sachs Equities Division in London.  Ms. Pullum holds an M.B.A. from INSEAD and a bachelor’s degree in International Economics from Georgetown University’s School of Foreign Service.
David Shalders (age 50) - Mr. Shalders has served as Operations and Technology Director at Willis Towers Watson since January 4, 2016. Previously, Mr. Shalders served as an executive officer and Group Operations & Technology Director of Willis Group Holdings since November 4, 2013. Prior to joining Willis, Mr. Shalders spent over a decade in senior operations and IT roles at the Royal Bank of Scotland Group, most recently as Global COO for Global Banking and Markets. Mr. Shalders also held roles as Head of London & Asia Operations and Head of Derivative Operations for NatWest at RBS. Prior to RBS, Mr. Shalders held various IT and Operations leadership roles at Accenture, JP Morgan and SG Warburg. He has an M.A. in Geography from Cambridge University and an M.Sc. in Computer Science from The London School of Economics.
Gene H. Wickes (age 64) - Mr. Wickes has served as the Head of Exchange Solutions at Willis Towers Watson since April 1, 2016.  Prior to that, Mr. Wickes served as an Executive Sponsor of the combined Willis Towers Watson Merger integration team since January 4, 2016. Previously, he served as the Managing Director of the Benefits business segment of Towers Watson from January 1, 2010 until the closing of the Willis Towers Watson merger.  Prior to that, he served as the Global Director of the Benefits Practice of Watson Wyatt beginning in 2005 and as a member of Watson Wyatt’s Board of Directors from 2002 to 2007. Mr. Wickes was Watson Wyatt’s Global Retirement Practice Director in 2004 and the U.S. West Division’s Retirement Practice Leader from 1997 to 2004. Mr. Wickes joined Watson Wyatt in 1996 as a senior consultant and consulting actuary. Prior to joining Watson Wyatt, he spent 18 years with Towers Perrin, where he assisted organizations with welfare, retirement, and executive benefit issues. Mr. Wickes is a Fellow of the Society of Actuaries and a member of the Conference of Consulting Actuaries, and has a B.S. in Mathematics and Economics, an M.S. in Mathematics and an M.S. in Economics, all from Brigham Young University.
Board of Directors
A list of the Board of Directors of the Company and their principal occupations is provided below:

John J. Haley	Brendan R. O’Neill	Paul Thomas
Chief Executive Officer	Former CEO of Imperial Chemical Industries PLC	Former CEO of Reynolds Packaging Group

Anna C. Catalano	James F. McCann	Jeffrey W. Ubben
Former Group Vice President, Marketing for BP plc	Non-Executive Chairman of Willis Towers Watson, Executive Chairman of 1-800-Flowers.com	Founder, CEO and Chief Investment Officer of ValueAct Capital

Victor F. Ganzi	Jaymin B. Patel	Wilhelm Zeller
Former President & CEO of The Hearst Corporation	President and CEO of Brightstar Corp.	Former CEO of Hannover Re Group

Wendy E. Lane	Linda D. Rabbitt
Chairman of Lane Holdings, Inc.	Founder, Chairman & CEO of rand* construction corporation
ITEM 1A. RISK FACTORS
In addition to the factors discussed elsewhere in this Annual Report on Form 10-K, the following are some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements. These risk factors should be carefully considered in evaluating our business. The descriptions below are not the only risks and uncertainties that we face. Additional risks and uncertainties that are presently unknown to us could also impair our business operations, financial condition or results. If any of the risks and uncertainties below or other risks were to occur, our business operations, financial condition or results of operations could be materially and adversely impacted. With respect to the tax-related consequences of acquisition, ownership and disposal of ordinary shares, you should consult with your own tax advisors.
Risks Relating to Integration Following the Merger and Related Actions
We may fail to realize some or all of the anticipated benefits of the Merger or related actions or those benefits may take longer to realize than expected. We may also encounter significant difficulties in integrating the businesses.
Our ability to realize the anticipated benefits of the Merger and related actions occurring around the time of the Merger, particularly the Gras Savoye acquisition, depends, to a large extent, on our ability to integrate the businesses. The combination of independent businesses is a complex, costly and time-consuming process. As a result, we have been and will be required to devote significant management attention and resources to integration activities. The integration process may disrupt the businesses and, if implemented ineffectively, could restrict the realization of the full-expected benefits. The failure to meet the challenges involved in integrating the businesses and to realize the anticipated benefits of the transactions could cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations.
In addition, the overall integration may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of client relationships, and diversion of management’s attention. The difficulties of combining the operations of the companies include, among others:

•	the diversion of management’s attention to integration matters;

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the combinations;

•	difficulties in the integration of operations and systems;

•	conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures between the companies;

•	difficulties in the assimilation of employees;

•	difficulties in managing the expanded operations of a significantly larger and more complex company;

•	difficulties in establishing effective uniform controls, systems, procedures and policies for the combined company;

•	challenges in keeping existing clients and obtaining new clients;

•	challenges in attracting and retaining key personnel; and

•	challenges in coordinating a geographically dispersed organization.
Many of these factors have been and will continue to be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact our business, financial condition and results of operations. In addition, even if our operations are integrated successfully, the full benefits of the transactions may not be realized, including the synergies, cost savings or sales or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame, or at all. Further, additional unanticipated costs may be incurred in the integrations. All of these factors could cause dilution to our earnings per share, decrease or delay the expected benefits of the Merger or the related actions, including the Gras Savoye acquisition, and negatively impact the price of our ordinary shares. As a result, we cannot assure you that the Merger or the Gras Savoye acquisition will result in the realization of the full benefits anticipated.
The loss of key colleagues as a result of the Merger or otherwise could damage or result in the loss of client relationships and could result in such colleagues competing against us.
Our success depends on our ability to attract, retain and motivate qualified personnel, including key managers and colleagues. In addition, our success largely depends upon our colleagues’ abilities to generate business and provide quality services. In particular, our colleagues’ business relationships with our clients are a critical element of obtaining and maintaining client engagements. The uncertainties about the effect of the Merger and the related actions may impair our ability to attract, retain and motivate key personnel. Following the Merger, we have lost colleagues who manage substantial client relationships or possess substantial experience or expertise; if we lose additional colleagues such as those or if we are unable to successfully attract new talent, it could materially adversely affect our ability to secure and complete engagements, which would materially adversely affect our results of operations and prospects. In addition, we have experienced intense competition for certain types of colleagues in the past, including following the Merger, and if any of our key colleagues were to join a competitor or form a competing company or we are unable to continue to recruit key colleagues, existing and potential clients could choose to use the services of that competitor instead of Willis Towers Watson’s services.
We have incurred and will incur direct and indirect costs as a result of the Merger and related actions, which could exceed our estimates.
We have incurred substantial expenses in connection with completing the Merger and related actions, including the Gras Savoye acquisition, and expect to incur substantial expenses in connection with coordinating and integrating the businesses, operations, policies and procedures of the combined companies. While we have assumed that a certain level of transaction and integration expenses will be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of these transaction and integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These expenses may exceed the costs historically borne by us, which could exceed our estimates for these expenses. These costs could adversely affect our financial condition and results of operations.
Our success largely depends on our ability to achieve our global business strategy arising out of the Merger, and our results of operations and financial condition could suffer if the Company were unable to successfully establish and execute on its strategy and generate anticipated revenue growth and cost savings and efficiencies.
Our future growth, profitability and cash flows largely depend upon our ability to successfully establish and execute our global business strategy. As discussed under “Business - Business Strategy”, we seek to be an advisory, broking and solutions provider of choice through an integrated global platform created as a result of the Merger. Although we believe that our strategy will lead to long-term growth in revenue and profitability, we may not realize, in full or in part, the anticipated benefits of our business strategy. While we have confidence that our strategic plan reflects opportunities that are appropriate and achievable, there is a possibility that our strategy may not deliver the projected results due to inadequate execution, incorrect assumptions, global or local economic conditions, competition, changes in the industries in which we operate, sub-optimal resource allocation or any of the other risks described in this Risk Factors section. The failure to execute optimally on our global business strategy could have a material adverse effect on our business, financial condition and results of operations.
Risks Relating to our Business
Demand for our services could decrease for various reasons, including a general economic downturn, increased competition, a decline in a client’s or an industry’s financial condition or prospects, or a decline in defined benefit pension plans or the purchasing of insurance, all of which could materially adversely affect us.
We can give no assurance that the demand for our services will grow or that we will compete successfully with our existing competitors, new competitors or our clients’ internal capabilities. Client demand for our services may change based on the clients’ needs and financial conditions.
Our results of operations are affected directly by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets that they serve. Global financial markets may continue to experience disruptions, including increased volatility and credit availability, which could substantially impact our results. Economic slowdowns in some markets have caused and may continue to cause reductions in discretionary spending by our clients, longer client payment terms, an increase in late payments by clients and an increase in uncollectible accounts receivable, each of which may reduce the demand for our services, increase price competition and/or adversely impact our growth, profit margins and liquidity.
While it is difficult to predict the consequences of any deterioration in global economic conditions on our business, any significant reduction or delay by our clients in purchasing our services or insurance or making payment of premiums could have a material adverse impact on our financial condition and results of operations. In addition, the potential for a significant insurer to fail, be downgraded or withdraw from writing certain lines of insurance coverages that we offer our clients could negatively impact overall capacity in the industry, which could then reduce the placement of certain lines and types of insurance and reduce our revenues and profitability. The potential for an insurer to fail or be downgraded could also result in errors and omissions claims by clients.
In addition, the markets for our principal services are highly competitive. Our competitors include other insurance brokerage, human capital and risk management consulting and actuarial firms, and the human capital and risk management divisions of diversified professional services, insurance, brokerage and accounting firms and specialty, regional and local firms.
Competition for business is intense in all of our business lines and in every insurance market, and some competitors have greater market share in certain lines of business than we do. Some of our competitors have greater financial, technical and marketing resources than us, which could enhance their ability to finance acquisitions, fund internal growth and respond more quickly to professional and technological changes. New competitors or alliances among competitors could emerge, creating additional competition and gaining significant market share, resulting in a loss of business for us and a corresponding decline in revenues and profit margin. In order to respond to increased competition and pricing pressure, we may have to lower our prices, which would also have an adverse effect on our revenues and profit margin.
An example of a business that may be significantly impacted by changes in customer demand is our retirement consulting and actuarial business, which comprises a substantial portion of our revenue and profit. We provide clients with actuarial and consulting services relating to both defined benefit and defined contribution pension plans. Defined benefit pension plans generally require more actuarial services than defined contribution plans because defined benefit plans typically involve large asset pools, complex calculations to determine employer costs, funding requirements and sophisticated analysis to match liabilities and assets over long periods of time. If organizations shift to defined contribution plans more rapidly than we anticipate, or if we are unable to otherwise compensate for the decline in our business that results from employers moving away from defined benefit plans, our business, financial condition and results of operations could be materially adversely affected.
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
We could be subject to claims and lawsuits arising from our work, as well as government inquiries and investigations, which could materially adversely affect our reputation, business and financial condition.
We depend in large part on our relationships with clients and our reputation for high-quality services to secure future engagements. Clients that become dissatisfied with our services may terminate their business relationships with us, and clients and third parties that claim they suffered damages caused by our services may bring lawsuits against us. We are subject to various actual and potential claims, lawsuits, investigations and other proceedings relating principally to alleged errors and omissions in connection with the provision of our services or the placement of insurance and reinsurance in the ordinary course of business. We are also subject to actual and potential claims, lawsuits, investigations and proceedings outside of errors and omissions claims. See Note 13 — Commitments and Contingencies in Item 8 in this Annual Report on Form 10-K for examples of claims to which we are subject, including claims arising out of the Stanford insolvency.
Because we often assist our clients with matters involving substantial amounts of money, including actuarial services and the placement of insurance coverage and the handling of related claims, errors and omissions claims against us may arise that allege our potential liability for all or part of the substantial amounts in question. The nature of our work, particularly our actuarial services, necessarily involves the use of assumptions and the preparation of estimates relating to future and contingent events, the actual outcome of which we cannot know in advance. Our actuarial and brokerage services also rely on substantial amounts of data provided by clients, the accuracy and quality of which we cannot ensure. In addition, we could make computational, software programming or data management errors in connection with the services we provide to clients.
Clients may seek to hold us responsible for alleged errors or omissions related to any of the brokerage advice and services we provide, including when claims they submit to their insurance carriers are disputed or denied.  Given that many of our clients have very high insurance policy limits to cover all of their risks, alleged errors and omissions claims against us arising from disputed or denied claims are often significant.  Moreover, in a number of markets and in various circumstances, our brokerage and certain other terms of business may not limit the maximum liability to which we may be exposed for claims involving alleged errors or omissions; and as such, we do not have limited liability for the work we provide to the associated clients.
Further, given that we frequently work with large pension funds and insurance companies as well as other large clients, relatively small percentage errors or variances can create significant financial variances and result in significant claims for unintended or unfunded liabilities. The risks from such variances or errors could be aggravated in an environment of declining pension fund asset values and insurance company capital levels. In almost all cases, our exposure to liability with respect to a particular engagement is substantially greater than the revenue opportunity that the engagement generates for us.
Clients may seek to hold us responsible for the financial consequences of variances between assumptions and estimates and actual outcomes or for errors. For example, in the case of liability for pension plan actuarial errors, a client’s claims might focus on the client’s alleged reliance that actuarial assumptions were reasonable and, based on such reliance, the client made benefit commitments the client may later claim are not affordable or funding decisions that result in plan underfunding if and when actual outcomes vary from actuarial assumptions.
We also provide advice on both asset allocation and selection of investment managers. Increasingly, for some clients, we are responsible for making decisions on both of these matters, or we may serve in a fiduciary capacity, either of which may increase liability exposure. In addition, for certain clients, we are responsible for some portions of cash and investment management, including rebalancing of investment portfolios and guidance to third parties on the structure of derivatives and securities transactions. Asset classes may experience poor absolute performance, and investment managers may underperform their benchmarks; in both cases the investment return shortfall can be significant. Clients experiencing this underperformance may assert claims against us, and such claims may be for significant amounts. In addition, our failure to properly execute our role can cause monetary damage to our clients or such third parties for which we might be found liable, and such claims may be for significant amounts. Defending against these claims can involve potentially significant costs, including legal defense costs. Our ability to limit our potential liability may be limited in certain jurisdictions or in connection with claims involving breaches of fiduciary duties or other alleged errors or omissions.
The ultimate outcome of all of the above matters cannot be ascertained and liabilities in indeterminate amounts may be imposed on us. It is thus possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by an unfavorable resolution of these matters. In addition, these matters continue to divert management and personnel resources away from operating our business. Even if we do not experience significant monetary costs, there may also be adverse publicity associated with these matters that could result in reputational harm to the industries we operate in or to us in particular that may adversely affect our business, client or employee relationships.
Finally, we have been and may continue to be subject to inquiries and investigations by federal, state or other governmental agencies regarding aspects of our clients’ businesses or our own businesses, especially regulated businesses such as our insurance broker, securities broker-dealer and investment advisory services. Such inquiries or investigations may consume significant management time and result in regulatory sanctions, fines or other actions as well as significant legal fees, which could have a material adverse impact on our business, results of operations and liquidity.
Our ability to successfully manage ongoing organizational changes could impact our business results.
We have recently undergone several significant business and organizational changes, including the Merger, the acquisitions of Gras Savoye and Miller Insurance Services, LLP, and our ongoing Business Restructuring Program and multi-year operational improvement program. In connection with these changes, we are managing a number of large-scale and complex integration projects. While we have concluded that each of these large, complex projects is necessary or desirable to the execution of the Company’s business strategy, we cannot guarantee that the collective effect of all of these projects will not adversely impact our business or results of operations. In addition, as we have experienced, competition to retain or recruit talent is heightened in a challenging rate environment or during a time when we are experiencing significant change. Effectively managing these organizational changes is critical to retaining talent, servicing clients and our business success overall. The failure to effectively manage such risks could adversely impact our resources or business or financial results.
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
In conducting our businesses and maintaining and supporting our global operations, we are subject to political, economic, legal, market, nationalization, operational and other risks. Our businesses and operations continue to expand into new regions throughout the world, including emerging markets. The possible effects of economic and financial disruptions throughout the world could have an adverse impact on our businesses. These risks include:

•	the general economic and political conditions in foreign countries;

•	the imposition of controls or limitations on the conversion of foreign currencies or remittance of dividends and other payments by foreign subsidiaries;

•	the imposition of sanctions by both the U.S. and foreign governments;

•	the imposition of withholding and other taxes on remittances and other payments from subsidiaries;

•	the imposition or increase of investment and other restrictions by foreign governments;

•	the price of commodities, such as oil;

•	fluctuations in our tax rate;

•	difficulties in controlling operations and monitoring employees in geographically dispersed and culturally diverse locations; and

•
the practical challenge and costs of complying, or monitoring compliance, with a wide variety of foreign laws (some of which are evolving or not as well-developed as the laws of the U.S. or U.K. or which may conflict with U.S. or other sources of law), laws and regulations applicable to insurance brokers and other business operations abroad (in more than 140 countries and territories including many countries in Africa), including laws, rules and regulations relating to the conduct of business, trade sanctions laws administered by the U.S. Office of Foreign Assets Control, the E.U., the U.K. and the United Nations (‘U.N.’), and the requirements of the U.S. Foreign Corrupt Practices Act as well as other anti-bribery and corruption rules and requirements in all of the countries in which we operate.

Our business will be negatively affected if we are not able to anticipate and keep pace with rapid changes in government regulations, or if government regulations decrease the need for our services or increase our costs.
A material portion of our revenues are affected by statutory or regulatory changes. The recent U.S. election may result in significant regulatory change and/or uncertainty. For example, the new administration and certain key members of Congress have expressed a desire to replace or amend all or a portion of the Patient Protection and Affordable Care Act (‘PPACA’), and

the Healthcare and Education Reconciliation Act of 2010, (‘HCERA’), which we refer to collectively as ‘Healthcare Reform’. If we are unable to adapt our services to applicable laws and regulations, our ability to provide effective services in these areas may be substantially impacted.
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
Changes in government and accounting regulations in the U.S. and the U.K., two of our principal geographic markets, affecting the value, use or delivery of benefits and human capital programs may materially adversely affect the demand for, or the profitability of, our services. In addition, more restrictive rules or interpretations of the Federal Centers for Medicare Services marketing rules, or judicial decisions that restrict or otherwise change existing provisions of U.S. healthcare regulation, could have a material adverse impact on our Exchange Solutions business. Further, changes to insurance regulatory schemes, or our failure to keep pace with such changes, could negatively affect demand for services in our Investment, Risk and Reinsurance business segment. For example, our continuing ability to provide investment advisory services depends on compliance with the rules and regulations in each of these jurisdictions. Any failure to comply with these regulations could lead to disciplinary action, including compensating clients for loss, the imposition of fines or the revocation of the authorization to operate, as well as damage to our reputation.
In addition, we have significant operations throughout the world, which further subject us to applicable laws and regulations of countries outside the U.S. and the U.K. Changes in legislation or regulations and actions by regulators in particular countries, including changes in administration and enforcement policies, could require operational improvements or modifications, which may result in higher costs or hinder our ability to operate our business in those countries.
Our growth strategy depends, in part, on our ability to make acquisitions and we face risks when we acquire or divest businesses, and could have difficulty in acquiring, integrating or managing acquired businesses, or with effecting internal reorganizations, which could harm our business, financial condition, results of operations or reputation.
Our growth depends in part on our ability to make acquisitions. We may not be successful in identifying appropriate acquisition candidates or consummating acquisitions on terms acceptable or favorable to us. We also face additional risks related to acquisitions, including that we could overpay for acquired businesses and that any acquired business could significantly underperform relative to our expectations. If we are unable to identify and successfully make acquisitions, our business could be materially adversely affected.
In addition, we cannot be certain that our acquisitions will be accretive to earnings or that our acquisitions or divestitures will otherwise meet our operational or strategic expectations. Acquisitions involve special risks, including the potential assumption of unanticipated liabilities and contingencies and difficulties in integrating acquired businesses, and acquired businesses may not achieve the levels of revenue, profit or productivity we anticipate or otherwise perform as we expect. In addition, if the operating performance of an acquired business deteriorates significantly, we may need to write down the value of the goodwill and other acquisition-related intangible assets recorded on our balance sheet.
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
We also own an interest in a number of associates where we do not exercise management control and we are therefore limited in our ability to direct or manage the business to realize the anticipated benefits that we could achieve if we had full ownership.
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
Unauthorized parties may attempt to gain access to our information technology networks and systems or our information through fraud or other means of deceiving our colleagues, third-party service providers or vendors. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are also constantly changing and evolving; continue to become more advanced and complex; and may be difficult to anticipate or detect. For example, the Cyber Division of the U.S. Federal Bureau of Investigation (‘FBI’) recently issued a notification that cyber criminals have targeted, and may increasingly target, assets held in Health Savings Accounts and Reimbursement Accounts to fraudulently acquire the assets held in those accounts.  Assets held in Health Savings Accounts are expected to grow substantially over the next few years and given the Company’s move toward managing more of these assets ourselves as a Non-Bank Custodian in connection with our Exchange Solutions Businesses, our reputation could be harmed and our business and results of operations could be materially adversely affected if we are the target of such fraud and it goes undetected for any period of time.
We have implemented and regularly review and update processes and procedures to protect against fraud or unauthorized access to or use of secured data and to prevent data loss. However, the ever-evolving threats mean we and our third-party service providers and vendors must continually evaluate and adapt our respective systems and processes, and there is no guarantee that they will be adequate to safeguard against all fraud, data security breaches or misuses of data. Any future significant compromise or breach of our data security or fraud, whether external or internal, or misuse of client, colleague, supplier or company data, could result in additional significant costs, lost revenue opportunities, fines, lawsuits, and damage to our reputation.
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
We have experienced a number of data incidents, resulting from human error or malfeasance as well as attempts at unauthorized access to our systems, none of which to our knowledge have been material to our business or our clients. We maintain policies, procedures and technological safeguards designed to protect the security and privacy of this information. However, we cannot entirely eliminate the risk of data security breaches, improper access to or disclosure of confidential company or personally identifiable information. Our technology may fail to adequately secure the private information we hold and protect it from theft, computer viruses, hackers or inadvertent loss. In such circumstances, we may be held liable to our clients, which could result in legal liability or impairment to our reputation resulting in increased costs or loss of revenue. Further, data privacy, information security, identity theft, and related computer and internet issues are matters of growing public concern and are subject to frequently changing rules and regulations. Our failure to adhere to or successfully implement processes in response to changing customer expectations and legal or regulatory requirements in this area, including changing legal or regulatory requirements that may be developed or revised due to the vote in the U.K. to leave the E.U., could result in legal liability or impairment to our reputation or business.
Our compliance systems and controls cannot guarantee that we comply with all applicable federal and state or foreign laws and regulations, and actions by regulatory authorities or changes in applicable laws and regulations in the jurisdictions in which we operate could have an adverse effect on our business.
Our activities are subject to extensive regulation under the laws of the U.S., the U.K., the E.U. and its member states, and the other jurisdictions around the world in which we operate. In addition, we own an interest in a number of associates where we do not exercise management control. Over the last few years, regulators across the world are increasingly seeking to regulate brokers who operate in their jurisdictions. The foreign and U.S. laws and regulations applicable to our operations are complex, continually evolving and may increase the costs of regulatory compliance, limit or restrict the products or services we sell or subject our business to the possibility of regulatory actions or proceedings. These laws and regulations include insurance and financial industry regulations, competition law regulations, economic and trade sanctions laws relating to countries in which certain subsidiaries do business or may do business (“Sanctioned Jurisdictions”) such as Cuba, Iran, Russia, Sudan and Syria, anti-corruption laws such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act 2010 and similar local laws prohibiting corrupt payments to governmental officials and the Foreign Account Tax Compliance provisions of the Hiring Incentives to Restore Employment Act in the U.S., as well as laws and regulations related to data privacy and cyber security. Because of changes in regulation and Company practice, our non-U.S. subsidiaries are providing more services with connections to various countries, including some Sanctioned Jurisdictions, that our U.S. subsidiaries are unable to perform.
In most jurisdictions, governmental and regulatory authorities have the ability to interpret and amend these laws and regulations and impose penalties for non-compliance, including sanctions, civil remedies, monetary fines, injunctions, revocation of licenses or approvals, suspension of individuals, limitations on business activities or redress to clients. While we believe that we have substantially increased our focus on the geographic breadth of regulations to which we are subject, maintain good relationships with our key regulators and our current systems and controls are adequate, we cannot assure that such systems and controls will prevent any violations of any applicable laws and regulations. While we strive to remain fully-compliant with all applicable laws and regulations, we cannot guarantee that we will fully comply at all times with all laws and regulations, especially in countries with developing or evolving legal systems or with evolving or extra-territorial regulations. In particular, given the challenges of integrating operations, many of which are de-centralized, we cannot assure that our newly-acquired entities’ business systems and controls have prevented or will prevent any and all violations of applicable laws or regulations.
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
Damage to our reputation, including due to failure of third-parties on whom we rely to perform services, could damage our businesses.
Maintaining a positive reputation is critical to our ability to attract and maintain relationships with clients and colleagues. Damage to our reputation could therefore cause significant harm to our business and prospects. Harm to our reputation can arise from numerous sources, including, among others, employee misconduct, litigation or regulatory action, failure to deliver minimum standards of service and quality, compliance failures and unethical behavior. Negative publicity, whether or not true, may also result in harm to our prospects. In addition, the failure to deliver satisfactory service and quality in one line of business could cause clients to terminate the services we provide to that client in many other lines of business.
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
In addition, as part of providing services to clients and managing our business, we rely on a number of third-party service providers. Our ability to perform effectively depends in part on the ability of these service providers to meet their obligations, as well as on our effective oversight of their performance. The quality of our services could suffer or we could be required to incur unanticipated costs if our third-party service providers do not perform as expected or their services are disrupted. This could have a material adverse effect on our reputation as well as our business and results of operations.
The vote in the United Kingdom to leave the European Union, and the risk that other countries may follow, could adversely affect us.
On an annual basis, approximately 23% of our revenues are generated in the U.K., although only about 14% of revenues are denominated in Pounds sterling as much of the insurance business is transacted in U.S. dollars. Approximately 20% of our expenses are denominated in Pounds sterling. In a referendum held in June 2016, a majority of voters in the U.K. voted in favor of the U.K. leaving the E.U. At this time, we are not able to predict the impact that the result of this vote will have on the economy; economic, regulatory and political stability; and market conditions in Europe, including in the U.K., or on Pound sterling, Euro or other European currencies, but any such impacts and others we cannot currently anticipate could materially adversely affect us and our operations. Among other things, we could experience:  lower growth in the region due to indecision as businesses hold off on generating new projects or due to adverse market conditions; and reduced reported revenues and earnings because foreign currencies may translate into fewer U.S. dollars due to the fact that we translate revenue denominated in non-U.S. currencies such as Pounds sterling into U.S. dollars for our financial statements. In addition, there can be no assurance that our hedging strategies will be effective.
It is expected that the British government will begin negotiating the terms of the U.K.'s future relationship with the E.U. this year. Although it is unknown and we cannot anticipate what those terms will be, they may result in greater restrictions on business between the U.K. and E.U. countries and increased regulatory complexities. There is also uncertainty regarding how the U.K.'s access to the E.U. Single Market and the wider trading, legal, regulatory, tax and labor environments, especially in the U.K. and E.U., will be impacted, including the resulting impact on our business and that of our clients. Any such changes may adversely affect our operations and financial results.  For example, any changes to the passporting or other regulations relating to doing business in various E.U. countries by relying on a regulatory permission in the U.K. (or doing business in the U.K. by relying on a regulatory permission in an E.U. country) could increase our costs of doing business, or our ability to do so.  As another example, changes in labor laws may impact the ability to hire and retain non-U.K. staff in the U.K. or U.K. staff in the E.U.   In addition, the outcome of the referendum has created uncertainty with regard to the regulation of data protection in the U.K. Among other things, it is unclear whether the U.K. will enact legislation similar to the pending European General

Data Protection Regulation after the U.K.’s exit from the E.U. (‘Brexit’), and how data transfers to and from the U.K. will be regulated. A change in such regulations, or other regulations, could increase our costs of doing business, or in some cases our ability to do business, and adversely impact our operations and financial results.
There is also a risk that other countries may decide to leave the E.U. In particular, depending on the outcome of the upcoming election in France, France could be the next country to decide whether to leave the E.U. We cannot predict the impact that any additional countries leaving the E.U. will have on us, but any such impacts could materially adversely affect us.
Our Exchange Solutions business may be harmed if we lose our relationships with insurance carriers, fail to maintain good relationships with insurance carriers, become dependent upon a limited number of insurance carriers or fail to develop new carrier relationships.
Our Exchange Solutions business typically enters into contractual agency relationships with insurance carriers that are non-exclusive and terminable on short notice by either party for any reason. In many cases, insurance carriers also have the ability to amend the terms of our agreements unilaterally on short notice. Insurance carriers may be unwilling to allow us to sell their existing or new health insurance plans or may amend our agreements with them, for a variety of reasons, including for competitive or regulatory reasons or because of a reluctance to distribute their products through our exchange platform. Insurance carriers may decide to rely on their own internal distribution channels, choose to exclude us from their most profitable or popular plans, or decide not to distribute insurance plans in individual markets in certain geographies or altogether. Additionally, if one of the insurance carriers with which we are associated violates the law or comes under scrutiny by the Centers for Medicare & Medicaid Services (‘CMS’), CMS may impose sanctions on such carriers, resulting in a loss of supply of insurance plans that we are able to sell. The termination or amendment of our relationship with an insurance carrier could reduce the variety of health insurance plans we offer. We also could lose a source of, or be paid reduced commissions for, future sales and could lose renewal commissions for past sales. Our business could also be harmed if we fail to develop new carrier relationships or are unable to offer customers a wide variety of health insurance plans.
The private health insurance industry in the U.S. has experienced a substantial amount of consolidation over the past several years, resulting in a decrease in the number of insurance carriers. In the future, it may become necessary for us to offer insurance plans from a reduced number of insurance carriers or to derive a greater portion of our revenues from a more concentrated number of carriers as our business and the health insurance industry evolve. Should our dependence on a smaller number of insurance carriers increase, whether as a result of the termination of carrier relationships, further insurance carrier consolidation or otherwise, we may become more vulnerable to adverse changes in our relationships with our carriers, particularly in states where we offer health insurance plans from a relatively small number of carriers or where a small number of insurance carriers dominate the market. The termination, amendment or consolidation of our relationship with our insurance carriers could harm our business, results of operations and financial condition.
Changes and developments in the health insurance system in the United States could harm our Exchange Solutions business or other businesses.
In 2010, the Federal government enacted significant reforms to healthcare legislation through Healthcare Reform. Our Exchange Solutions business depends upon the private sector of the U.S. insurance system, its role in financing health care delivery, and insurance carriers’ use of, and payment of commissions to, agents, brokers and other organizations to market and sell individual and family health insurance plans. Healthcare Reform contains provisions that have changed and will continue to change the industry in which we operate in substantial ways.
The recent U.S. election may result in significant regulatory change and/or uncertainty. The new administration, and certain key members of Congress have expressed a desire to replace or amend all or a portion of Healthcare Reform. Any partial or complete repeal or amendment or implementation difficulties, or uncertainty regarding such events, could increase our costs of compliance, prevent or delay future adoption of our exchange platform, and adversely impact our results of operations and financial condition. Given the uncertainty relating to the potential repeal and replacement of Healthcare Reform, the impact is difficult to determine, but it could have negative effects on us, including:

•	Increasing our competition;

•	Reducing or eliminating the need for health insurance agents and brokers or demand for the health insurance that we sell;

•	Decreasing the number of types of health insurance plans that we sell, as well as the number of insurance carriers offering such plans;

•	Causing insurance carriers to change the benefits and/or premiums for the plans they sell;

•	Causing insurance carriers to reduce the amount they pay for our services or change our relationship with them in other ways; or

•	Materially restricting our call center operations.
Any of these effects could materially harm our business and results of operations. For example, the manner in which the Federal government and the states implement health insurance exchanges and the process for receiving subsidies and cost-sharing credits could substantially increase our competition and member turnover and substantially reduce the number of individuals who purchase insurance through us. Various aspects of Healthcare Reform could cause insurance carriers to limit the types of health insurance plans we are able to sell and the geographies in which we are able to sell them. In addition, the U.S. Congress has been charged with finding spending cuts, and such cuts are expected to include Medicare. If cuts are made to Medicare, there may be substantial changes in the types of health insurance plans we are able to sell. Changes in the law could also cause insurance carriers to exit the business of selling insurance plans in a particular jurisdiction, to eliminate certain categories of products or to attempt to move members into new plans for which we receive lower commissions. If insurance carriers decide to limit our ability to sell their plans or determine not to sell individual health insurance plans altogether, our business, results of operations and financial condition would be materially harmed.
Our Exchange Solutions business may not grow as quickly as expected or its growth may occur faster than expected and we may not have the resources required to support it.
If clients do not select private healthcare exchanges, do not select our healthcare exchange business or if clients move to exchanges more slowly than we have anticipated, then our Exchange Solutions business and operating results may be materially adversely affected.  If, conversely, revenues from our Exchange Solutions business do grow significantly, there is the risk that we do not have the resources required to support such growth in revenues.
Our quarterly revenues could fluctuate, including as a result of factors outside of our control, while our expenses are relatively fixed.
Quarterly variations in our revenues and results of operations have occurred in the past and could occur as a result of a number of factors, such as: the significance of client engagements commenced and completed during a quarter; seasonality of certain types of services; the number of business days in a quarter; colleague hiring and utilization rates; our clients’ ability to terminate engagements without penalty; the size and scope of assignments; and general economic conditions.
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
Accepting market derived income (MDI) may cause regulatory or other scrutiny, which may have a material adverse effect on our business.
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
New product or service offerings may carry greater risk of liability and regulatory action than existing or historical product or service offerings or may fail to yield sufficient return to cover their investment.
We continue to grow the business of providing products and services to institutional investors, financial services companies and other clients. The risk of claims from these lines of business and related products and services may be greater than from our core businesses, and such claims may be for significant amounts. In addition, with respect to some of these new ventures, we may enter into arrangements that need to be examined to determine whether they fall under the variable interest entity accounting guidance. The structure of such arrangements could require us to consolidate assets or liabilities on which we do not have risk of loss.
We may also invest significant time and resources into new product or service offerings and there is the possibility that these offerings may fail to yield sufficient return to cover their investment. Failure to successfully manage these risks in the development and implementation of new lines of business and new products and services could have a material adverse effect on our business, financial condition or results of operations. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business.
Our business performance and growth plans could be negatively affected if we are not able to effectively apply technology and analytics to drive value for our clients through technology-based solutions or gain internal efficiencies through the effective application of technology, analytics and related tools.
Our success depends, in part, on our ability to develop and implement technology and analytic solutions that anticipate, lead or keep pace with rapid and continuing changes in technology, industry standards and client preferences. We may not be successful in anticipating or responding to these developments in a timely and cost-effective manner, and our ideas may not be accepted in the marketplace. Additionally, the effort to gain technological expertise and develop new technologies or analytic techniques in our business requires us to incur significant cost. Our competitors are seeking to develop competing technologies, and their success in this space may impact our ability to differentiate our services to our clients through the use of unique technological solutions. If we cannot offer new technologies or analytic services or solutions as quickly or effectively as our competitors, or if our competitors develop more cost-effective technologies or analytic tools, it could have a material adverse effect on our ability to obtain and complete client engagements.
Limited protection of our intellectual property could harm our business, and we face the risk that our services or products may infringe upon the intellectual property rights of others.
We cannot guarantee that trade secret, trademark and copyright law protections are adequate to deter misappropriation of our intellectual property (including our software, which may become an increasingly important part of our business). Existing laws of some countries in which we provide services or products may offer only limited protection of our intellectual property rights. Also, we may be unable to detect the unauthorized use of our intellectual property and take the necessary steps to enforce our rights, which may have a material adverse impact on our business, financial condition or results of operations. We cannot be sure that our services and products, or the products of others that we offer to our clients, do not infringe on the intellectual property rights of third parties, and we may have infringement claims asserted against us or our clients. These claims may harm our reputation, result in financial liability, consume financial resources to pursue or defend, and prevent us from offering some services or products.
Financial and Tax Risks
Our outstanding debt could adversely affect our cash flows and financial flexibility and we may not be able to obtain financing on favorable terms or at all.
Willis Towers Watson had total consolidated debt outstanding of approximately $3.9 billion as of December 31, 2016, and our interest expense was $184 million for the year ended December 31, 2016.
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
A failure to comply with the restrictions under our credit facilities and outstanding notes could result in a default under the financing obligations or could require us to obtain waivers from our lenders for failure to comply with these restrictions. The occurrence of a default that is not cured or the inability to secure a necessary consent or waiver could cause our obligations with respect to our debt to be accelerated and have a material adverse effect on our business, financial condition or results of operations.
The maintenance and growth of our business depends on our access to capital, which will depend in large part on cash flow generated by our business and the availability of equity and debt financing. There can be no assurance that our operations will generate sufficient positive cash flow to finance all of our capital needs or that we will be able to obtain equity or debt financing on favorable terms or at all, which could have a material adverse effect on us.
Our significant non-U.S. operations, particularly our London market operations, expose us to exchange rate fluctuations and various other risks that could impact our business.
A significant portion of our operations is conducted outside of the U.S. Accordingly, we are subject to legal, economic and market risks associated with operating in foreign countries, including devaluations and fluctuations in currency exchange rates; imposition of limitations on conversion of foreign currencies into Pounds sterling or U.S. dollars or remittance of dividends and other payments by foreign subsidiaries; hyperinflation in certain foreign countries; imposition or increase of investment and other restrictions by foreign governments; and the requirement of complying with a wide variety of foreign laws.
We report our operating results and financial condition in U.S. dollars. Our U.S. operations earn revenues and incur expenses primarily in U.S. dollars. In our London market operations, however, we earn revenues in a number of different currencies, but expenses are almost entirely incurred in Pounds sterling. Outside of the U.S. and our London market operations, we predominantly generate revenues and expenses in local currencies.
Because of devaluations and fluctuations in currency exchange rates or the imposition of limitations on conversion of foreign currencies into U.S. dollars, we are subject to currency translation exposure on the profits of our operations, in addition to economic exposure. Furthermore, the mismatch between Pounds sterling revenues and expenses, together with any net Pound sterling balance sheet position we hold in our U.S. dollar denominated London market operations, creates an exchange exposure.
A downgrade to our corporate credit rating and the credit ratings of our outstanding debt may adversely affect our borrowing costs and financial flexibility and, under certain circumstances, may require us to offer to buy back some of our outstanding debt.
A downgrade in our corporate credit rating or the credit ratings of our debt would increase our borrowing costs including those under our credit facilities, and reduce our financial flexibility. In addition, certain downgrades would trigger a step-up in interest rates under the indentures for certain of our senior notes, which would increase our interest expense. If we need to raise capital in the future, any credit rating downgrade could negatively affect our financing costs or access to financing sources.
In addition, under the indenture for our 4.625% senior notes due 2023, our 6.125% senior notes due 2043, our 3.500% senior notes due 2021, our 4.400% senior notes due 2026, and our 2.125% senior notes due 2022, if we experience a ratings decline together with a change of control event, we would be required to offer to purchase these notes from holders unless we had previously redeemed those notes. We may not have sufficient funds available or access to funding to repurchase tendered notes in that event, which could result in a default under the notes. Any future debt that we incur may contain covenants regarding repurchases in the event of a change of control triggering event.

We have material pension liabilities that can fluctuate significantly.
We have material pension liabilities, some of which represent unfunded and underfunded pension and postretirement liabilities. Movements in the interest rate environment, inflation or changes in other assumptions that are used for the estimates of our benefit obligations and other factors could have a material effect on the level of liabilities in these plans at any given time. These pension plans have minimum funding requirements that may require material amounts of periodic additional funding. The need to make additional cash contributions may reduce our financial flexibility and increase liquidity risk by reducing the cash available to meet our other obligations, including the payment obligations under our credit facilities and other long-term debt, or other needs of our business.
We are a holding company and, therefore, may not be able to receive dividends or other distributions in needed amounts from our subsidiaries.
The Company is organized as a holding company, a legal entity separate and distinct from our operating subsidiaries. As a holding company without significant operations of our own, we are dependent upon dividends and other payments from our operating subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligations, for paying dividends to shareholders, for repurchasing shares of common stock and for corporate expenses. Legal and regulatory restrictions, foreign exchange controls, as well as operating requirements of our subsidiaries, may limit our ability to obtain cash from these subsidiaries. For example, Willis Limited, our U.K. brokerage subsidiary regulated by the FCA, is currently required to maintain $140 million in unencumbered and available funds, of which at least $79 million must be in cash, for regulatory purposes. In the event our operating subsidiaries are unable to pay dividends and other payments to the Company, we may not be able to service debt, pay obligations or pay dividends on, or repurchase shares of, common stock.
In the event we are unable to generate cash from our operating subsidiaries for any of the reasons discussed above, our overall liquidity could deteriorate.
Changes in our accounting estimates and assumptions could negatively affect our financial position and results of operations.
We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America (‘U.S. GAAP’). These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our financial statements. We are also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates and assumptions, including those relating to revenue recognition, valuation of billed and unbilled receivables from clients, discretionary compensation, incurred but not reported liabilities, restructuring, pensions, goodwill and other intangible assets, contingencies, share-based payments and income taxes. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. Actual results could differ from these estimates, and changes in accounting standards could have an adverse impact on our future financial position and results of operations.
In addition, we have a substantial amount of goodwill on our balance sheet as a result of acquisitions we have completed, and we significantly increased goodwill as a result of the Merger. We review goodwill for impairment annually or whenever events or circumstances indicate impairment may have occurred. Application of the impairment test requires judgment, including the identification of reporting units, assignment of assets, liabilities and goodwill to reporting units and the determination of the fair value of each reporting unit. A significant deterioration in a key estimate or assumption or a less significant deterioration to a combination of assumptions or the sale of a part of a reporting unit could result in an impairment charge in the future, which could have a significant adverse impact on our reported earnings.
Legislative or regulatory action in the U.S. or abroad could materially adversely affect our ability to maintain a competitive worldwide effective corporate tax rate.
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
Legislative action may be taken by the U.S. Congress which, if ultimately enacted, could limit the availability of tax benefits or deductions that we currently claim, override tax treaties upon which we rely, or otherwise affect the taxes that the U.S. imposes on our worldwide operations. Regulations or administrative guidance from the U.S. Treasury Department could have similar consequences. Such changes could materially adversely affect our effective tax rate and/or require us to take further action, at potentially significant additional expense, to seek to preserve our effective tax rate. In addition, if proposals were enacted that have the effect of limiting our ability as an Irish company to take advantage of tax treaties with the U.S., we could incur additional tax expense and/or otherwise incur business detriment.
In addition, the U.S. Congress, the Organisation for Economic Co-operation and Development and other government agencies in jurisdictions where we and our affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting”, where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. In October 2015, the Organisation for Economic Co-operation and Development released final reports addressing fifteen specific actions as part of a comprehensive plan to create an agreed set of international rules for fighting base erosion and profit shifting. As a result, the tax laws in the U.S., Ireland, and other countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely affect us and our affiliates.
The laws of Ireland differ from the laws in effect in the United States and may afford less protection to holders of our securities.
It may not be possible to enforce court judgments obtained in the U.S. against us in Ireland, based on the civil liability provisions of the U.S. federal or state securities laws. In addition, there is some uncertainty as to whether the courts of Ireland would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liabilities provisions of the U.S. federal or state securities laws or hear actions against us or those persons based on those laws. We have been advised that the U.S. currently does not have a treaty with Ireland providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any U.S. federal or state court based on civil liability, whether or not based solely on U.S. federal or state securities laws, would not automatically be enforceable in Ireland.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of December 31, 2016, we operated offices in many countries and territories throughout the world and believe that our properties are generally suitable and adequate for the purposes for which they are used. The principal properties are located in the United States and the United Kingdom. Operations of each of our segments are carried out in owned or leased offices under operating leases that typically do not exceed 10 years in length except for certain properties in key locations. We do not anticipate difficulty in meeting our space needs at lease expiration.
The fixed assets owned by us represented approximately 3% of total assets as of December 31, 2016 and consisted primarily of furniture and equipment, leasehold improvements, computer software, internally developed software and land and buildings.

ITEM 3. LEGAL PROCEEDINGS
From time to time, we are party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Item 3 regarding our legal proceedings is incorporated by reference herein from Note 13 — Commitments and Contingencies, within Item 8 in this Annual Report on Form 10-K.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Share Data
Legacy Willis’ shares were traded on the New York Stock Exchange (‘NYSE’) under the symbol ‘WSH’ from June 11, 2001 through January 4, 2016. On January 4, 2016, upon completion of the Merger, the Company effected a 1 to 2.6490 reverse stock split to shareholders of record as of January 4, 2016. All share and per share information has been retroactively adjusted to reflect the reverse stock split. Our shares began trading on the NASDAQ Global Select Market under the symbol ‘WLTW’ on January 5, 2016.
The high and low sale prices of our shares, as reported by the NYSE or the NASDAQ, are set forth below for the periods indicated.

	High	Low
2015:
First Quarter	$131.42	$113.40
Second Quarter	$132.34	$119.95
Third Quarter	$125.91	$106.57
Fourth Quarter	$130.97	$107.21
2016:
First Quarter	$126.25	$104.11
Second Quarter	$129.70	$112.59
Third Quarter	$133.40	$118.08
Fourth Quarter	$132.74	$112.76
2017:
Through February 24, 2017	$129.13	$120.87
On February 24, 2017, our share price as reported by the NASDAQ was $128.09 per share. As of February 24, 2017, there were approximately 1,415 shareholders of record of our shares.

Dividends
We normally pay dividends on a quarterly basis to shareholders of record on March 31, June 30, September 30 and December 31. The dividend paid on December 2, 2015 was to shareholders of record on November 18, 2015. The dividend payment dates and amounts are as follows:

Payment Date	$ Per Share
January 15, 2015	$0.795
April 15, 2015	$0.821
July 15, 2015	$0.821
October 15, 2015	$0.821
December 2, 2015	$0.821
April 15, 2016	$0.480
July 15, 2016	$0.480
October 17, 2016	$0.480
January 17, 2017	$0.480
On February 8, 2017, the Board of Directors approved a regular quarterly cash dividend of $0.53 per common share for the quarter ended December 31, 2016. The dividend is payable on or about April 17, 2017 to shareholders of record at the close of business on March 31, 2017.
There are no governmental laws, decrees or regulations in Ireland that restrict the remittance of dividends or other payments to non-resident holders of the Company’s shares.
In circumstances where one of Ireland’s many exemptions from dividend withholding tax (‘DWT’) does not apply, dividends paid by the Company will be subject to Irish DWT (currently 20 percent). Residents of the United States should be exempt from Irish DWT provided relevant documentation supporting the exemption has been put in place. While the U.S.-Ireland Double Tax Treaty contains provisions reducing the rate of Irish DWT in prescribed circumstances, it should generally be unnecessary for U.S. residents to rely on the provisions of this treaty due to the wide scope of exemptions from Irish DWT available under Irish domestic law. Irish income tax may also arise in respect of dividends paid by the Company. However, U.S. residents entitled to an exemption from Irish DWT generally have no Irish income tax liability on dividends.
With respect to non-corporate U.S. shareholders, certain dividends from a qualified foreign corporation may be subject to reduced rates of taxation. A foreign corporation is treated as a qualified foreign corporation with respect to dividends received from that corporation on shares that are readily tradable on an established securities market in the United States, such as our shares. Non-corporate U.S. shareholders that do not meet a minimum holding period requirement for our shares during which they are not protected from the risk of loss or that elect to treat the dividend income as investment income pursuant to section 163(d)(4) of the Code will not be eligible for the reduced rates of taxation regardless of our status as a qualified foreign corporation. In addition, the rate reduction will not apply to dividends if the recipient of a dividend is obligated to make related payments with respect to positions in substantially similar or related property. This disallowance applies even if the minimum holding period has been met. U.S. shareholders should consult their own tax advisors regarding the application of these rules given their particular circumstances.
Total Shareholder Return
The graphs below depict cumulative total shareholder returns for (i) Legacy Willis and Legacy Towers Watson for the period from January 1, 2012 through January 4, 2016, the day prior to the commencement of trading of Willis Towers Watson’s ordinary shares, and (ii) Willis Towers Watson for the period from January 5, 2016 through December 31, 2016.
Each graph also depicts the total return for the S&P 500 and for a peer group for Willis Towers Watson comprised of Accenture plc, Aon plc, Arthur J. Gallagher & Co., Brown & Brown Inc., Cognizant Technology Solutions Corporation, Marsh & McLennan Companies, Inc. and Robert Half International Inc. The comparisons chart the performance of $100 invested on the initial dates indicated (January 1, 2012 and January 5, 2016, respectively), assuming full dividend reinvestment.

Unregistered Sales of Equity Securities and Use of Proceeds
During the year ended December 31, 2016, no shares were issued by the Company without registration under the Securities Act of 1933, as amended.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Company is authorized to repurchase shares, by way of redemption, and will consider whether to do so from time to time, based on many factors, including market conditions.
On April 20, 2016, the Willis Towers Watson Board reconfirmed, reapproved and reauthorized the remaining portion of the Legacy Willis program to repurchase the Company’s ordinary shares on the open market or by way of redemption or otherwise.
On November 10, 2016, the Company announced the Board of Directors approved an increase to the existing share repurchase program of $1 billion. The $1 billion increase is in addition to the remaining authority on the Legacy Willis program discussed in the preceding paragraph. We anticipate this authorization to be executed in 2017 and 2018.
There are no expiration dates for these repurchase plans or programs. The following table presents specified information about the Company’s repurchases of ordinary shares in the fourth quarter and the Company’s repurchase authority.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1, 2016 through October 31, 2016	568,906	$129.19	568,906	10,076,503
November 1, 2016 through November 30, 2016	298,998	$123.59	298,998	9,777,505
December 1, 2016 through December 31, 2016	511,092	$123.16	511,092	9,266,413
	1,378,996	$125.74	1,378,996

The maximum number of shares that may yet be purchased under the existing stock repurchase plan is 9,266,413. At December 31, 2016, approximately $1.1 billion remained on the open-ended repurchase authorities granted by the Board. An estimate of the maximum number of shares under the existing authority was determined using the closing price of our Ordinary Shares on December 31, 2016 of $122.28.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The selected consolidated financial data presented below should be read in conjunction with the audited consolidated financial statements of the Company and the related notes and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations within this Annual Report on Form 10-K.
The selected historical consolidated financial data presented below for the years ended December 31, 2016, 2015, and 2014 and as of December 31, 2016 and 2015 has been derived from the audited consolidated financial statements of Legacy Willis and Willis Towers Watson, as applicable, which have been prepared in accordance with U.S. GAAP and included elsewhere in this Annual Report. Financial data set forth below for the years ended December 31, 2013 and 2012 and at December 31, 2014, 2013, and 2012, has been derived from audited consolidated financial statements with adjustment for the reverse stock split on January 4, 2016 and not included in this Annual Report. The Merger affects the comparability of this data. See Note 3 — Merger and Acquisitions within Item 8 of this Annual Report on Form 10-K for additional information.

	Years ended December 31,
	2016	2015	2014	2013	2012
	(in millions of U.S. dollars, except per share data)
Statement of Operations Data
Total revenues	$7,887	$3,829	$3,802	$3,655	$3,480
Goodwill impairment charge	—	—	—	—	(492)
Income/(loss) from operations	551	427	647	663	(225)
Income/(loss) from continuing operations before income taxes and interest in earnings of associates	340	340	518	499	(337)
Net income/(loss)	438	384	373	377	(433)
Net income/(loss) attributable to Willis Towers Watson	$420	$373	$362	$365	$(446)
Earnings/(loss) per share — basic (i)	$3.07	$5.49	$5.40	$5.53	$(6.86)
Earnings/(loss) per share — diluted (i)	$3.04	$5.41	$5.32	$5.37	$(6.86)
Average number of shares outstanding
— basic	137	68	67	66	65
— diluted	138	69	68	68	65
Balance Sheet Data (end of year)
Goodwill	$10,413	$3,737	$2,937	$2,838	$2,827
Other intangible assets, net	4,368	1,115	450	353	385
Total assets (ii)	30,253	18,839	15,421	14,785	15,099
Total equity	10,183	2,360	2,007	2,243	1,725
Long-term debt	3,357	2,278	2,130	2,297	2,325
Short-term debt and current portion of long-term debt	508	988	167	14	15
Additional paid-in capital	10,596	1,672	1,524	1,316	1,125
Total Willis Towers Watson shareholders’ equity	10,065	2,229	1,985	2,215	1,699
Other Financial Data
Capital expenditures (excluding capitalized software and capital leases)	$218	$146	$110	$105	$133
Cash dividends declared per share (i)	$1.92	$3.28	$3.18	$2.97	$2.86
____________________

(i)
Basic and diluted earnings/(loss) per share, and cash dividends declared per share, for 2015, 2014, 2013 and 2012 have been retroactively adjusted to reflect the reverse stock split on January 4, 2016. See Note 3 — Merger and Acquisitions within Item 8 of this Annual Report on Form 10-K for further details.

(ii)
We collect premiums from insureds and, after deducting our commissions, remit the premiums to the respective insurers; the Company also collects claims or refunds from insurers which it then remits to insureds. Uncollected premiums from insureds and uncollected claims or refunds from insurers (‘fiduciary receivables’) are recorded as fiduciary assets on the Company’s consolidated balance sheet. Unremitted insurance premiums, claims or refunds (‘fiduciary funds’) are also recorded within fiduciary assets.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
This discussion includes references to non-GAAP financial measures as defined in the rules of the Securities and Exchange Commission (‘SEC’). We present such non-GAAP financial measures, specifically, adjusted, constant currency and organic non-GAAP financial measures, as we believe such information is of interest to the investment community because it provides additional meaningful methods of evaluating certain aspects of the Company’s operating performance from period to period on a basis that may not be otherwise apparent under U.S. GAAP, and these provide a measure against which our businesses may be assessed in the future.
Our methods of calculating these measures may differ from those used by other companies and therefore comparability may be limited. These financial measures should be viewed in addition to, not in lieu of, the consolidated financial statements for the year ended December 31, 2016.
See ‘Non-GAAP Financial Measures’ below for further discussion of our adjusted, constant currency and organic non-GAAP financial measures.
This discussion includes forward-looking statements. See ‘Disclaimer Regarding Forward-looking Statements’ for certain cautionary information regarding forward-looking statements and ‘Risk Factors’ in Item 1A for a list of factors that could cause actual results to differ materially from those predicted in those statements.
Executive Overview
Business Overview
Willis Towers Watson is a global advisory, broking and solutions company that helps clients around the world turn risk into a path for growth. With roots dating to 1828, Willis Towers Watson has more than 41,000 employees and services clients in more than 140 countries and territories. We design and deliver solutions that manage risk, optimize benefits, cultivate talent, and expand the power of capital to protect and strengthen institutions and individuals. We believe our unique perspective allows us to see the critical intersections between talent, assets and ideas - the dynamic formula that drives business performance.
We offer clients a broad range of services to help them to identify and control their risks, and to enhance business performance by improving their ability to attract, retain and engage a talented workforce. Our risk control services range from strategic risk consulting (including providing actuarial analysis), to a variety of due diligence services, to the provision of practical on-site risk control services (such as health and safety or property loss control consulting), as well as analytical and advisory services (such as hazard modeling and reinsurance optimization studies). We assist clients in planning how to manage incidents or crises when they occur. These services include contingency planning, security audits and product tampering plans. We help our clients enhance their business performance by delivering consulting services, technology and solutions that help organizations anticipate, identify and capitalize on emerging opportunities in human capital management as well as investment advice to help our clients develop disciplined and efficient strategies to meet their investment goals.
As an insurance broker, we act as an intermediary between our clients and insurance carriers by advising our clients on their risk management requirements, helping clients determine the best means of managing risk and negotiating and placing insurance with insurance carriers through our global distribution network. We operate the largest private Medicare exchange in the U.S. Through this exchange and those for active employees, we help our clients move to a more sustainable economic model by capping and controlling the costs associated with healthcare benefits.
We are not an insurance company, and therefore we do not underwrite insurable risks for our own account.
We derive the majority of our revenue from either commissions or fees for broking or consulting services. No single client represented a significant concentration of our consolidated revenues for any of the periods presented.
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
Management has considered the U.K. referendum vote on June 23, 2016 to depart from the E.U. and the uncertainties about the near-term and longer-term effects of Brexit on the Company. The terms of Brexit, and its impact, are highly uncertain. For a further discussion of the risks of Brexit to the Company, see Part I, Item 1A. Risk Factors within this Annual Report on Form 10-K.
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
Although approximately 23% of our revenues are generated in the U.K. on an annual basis, only about 14% of revenues are denominated in Pounds sterling as much of the insurance business is transacted in U.S. dollars. Approximately 20% of our expenses are denominated in Pounds sterling, thus we generally benefit from a weakening Pound in our income from operations. However, we have a company hedging strategy for this aspect of our business, where revenues are generated in currencies different from the currency of the related expenses, which is designed to mitigate significant fluctuations in currency.
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
See Part I, Item 1A. Risk Factors in this Annual Report on Form 10-K for discussions of risks that may affect our ability to compete.
Business Strategy
Willis Towers Watson sees that a unified approach to people and risk can be a path to growth for our clients. Our integrated teams bring together our understanding of risk strategies and market analytics. This helps clients around the world to achieve their objectives.
We operate in attractive markets - both growing and mature - with a diversified platform across geographies, industries, segments and lines of business. We aim to create and become the premier advisory, broking and solutions company of choice globally. We design and deliver solutions that manage risk, optimize benefits, cultivate talent, and expand the power of capital to protect and strengthen institutions and individuals. We also help organizations improve performance through effective people, risk and financial management, by focusing on providing human capital and financial consulting services.
We believe we can achieve this by:

•
Delivering a powerful client proposition with an integrated global platform. Our highly complementary offerings provide comprehensive advice, analytics, specialty capabilities and solutions covering benefits, exchange solutions, brokerage and advisory, risk and capital management, and talent and rewards;

•	Leveraging our combined distribution strength and global footprint to enhance market penetration and provide a platform for further innovation; and

•	Underpinning this growth through continuous operational improvement initiatives that help make us more effective and efficient and drive cost synergies. We do this by:

◦	continuing to modernize the way we run our business to better serve our clients, enable the skills of our staff, and lower our costs of doing business;

◦	making the necessary changes to our processes, our IT, our real estate and workforce locations; and

◦	targeting and delivering identified, highly achievable cost savings as a direct consequence of the Merger.
We care as much about how we work as we do about the impact that we make. This means commitment to shared values, a framework that guides how we run our business and serve clients.
Through these strategies we aim to accelerate revenue, cash flow, EBITDA and earnings growth, and generate compelling returns for investors by delivering tangible growth in revenues and capitalizing on the identified cost synergies.
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

As Reported Consolidated Financial Information
The table below sets forth our consolidated statements of operations and data as a percentage of revenues for the years ended December 31, 2016, 2015, and 2014.
Condensed Consolidated Statements of Operations
(in millions of U.S. dollars, except per share data)

	Years ended December 31,
	2016		2015		2014
Total revenues	$7,887	100%	$3,829	100%	$3,802	100%
Costs of providing services
Salaries and benefits	4,646	59%	2,303	60%	2,314	61%
Other operating expenses	1,551	20%	718	19%	659	17%
Depreciation	178	2%	95	2%	92	2%
Amortization	591	7%	76	2%	54	1%
Restructuring costs	193	2%	126	3%	36	1%
Transaction and integration expenses	177	2%	84	2%	—	—%
Total costs of providing services	7,336		3,402		3,155
Income from operations	551	7%	427	11%	647	17%
Interest expense	184	2%	142	4%	135	4%
Other expense/(income), net	27	—%	(55)	1%	(6)	—%
(Benefit from)/provision for income taxes	(96)	(1)%	(33)	1%	159	4%
Interest in earnings of associates, net of tax	2	—%	11	—%	14	—%
Income attributable to noncontrolling interests	(18)	—%	(11)	—%	(11)	—%
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$420	5%	$373	10%	$362	10%

Diluted earnings per share	$3.04		$5.41		$5.32
The Merger affects the comparability of this data between 2016 and other periods presented. See ‘Supplementary Pro Forma Financial Information’ for additional analysis.
Revenues
We derive the majority of our revenues from commissions from our brokerage businesses and fees for consulting services. Brokerage income and fees negotiated in lieu of commissions are recognized at the later of the policy inception date or when the policy placement is complete or as the fees are otherwise determined. Commissions on additional premiums and adjustments are recognized when approved by or agreed between the parties and collectability is reasonably assured. Consulting revenue is generally recognized as services are performed. No single client represented a significant concentration of our consolidated revenues for any of our three most recent fiscal years.
The following table details our top five markets based on percentage of consolidated revenues from the countries where work is performed for the year ended December 31, 2016. These figures do not represent the currency of the related revenue, which is presented in the succeeding table.

Geographic Region	% of Revenues
United States	48%
United Kingdom	23%
France	4%
Canada	3%
Germany	3%

The table below details our revenues and expenses by transactional currency for the year ended December 31, 2016.

	Revenues	Expenses (i)
U.S. dollars	56%	48%
Pounds sterling	14%	20%
Euro	14%	13%
Other currencies	16%	19%
____________________

(i)
These percentages exclude certain expenses for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. These items include Merger-related amortization of intangible assets, restructuring costs, and transaction and integration expenses.

The following table sets out the total revenues for the year ended December 31, 2016 and 2015 and the components of the change in total revenues for the year ended December 31, 2016:

	Years ended December 31,			Components of Change
	2016	2015	As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	(in millions)
Total revenues	$7,887	$3,829	106%	(6)%	112%	112%	—%
Total revenues for the year ended December 31, 2016 were $7.9 billion, compared to $3.8 billion for the year ended December 31, 2015, an increase of $4.1 billion or 106%. This growth in revenues was driven by our Merger with Towers Watson and our acquisition of Gras Savoye.
Our revenues can be materially impacted by changes in currency conversions, which can fluctuate significantly over the course of a calendar year. For the year ended December 31, 2016, currency translation decreased our consolidated revenues by $111 million. The primary currency driving the change was the Pound sterling, which weakened against the U.S. dollar during the year ended December 31, 2016.
The following table sets out the total revenues for the year ended December 31, 2015 and 2014 and the components of the change in total revenues for the year ended December 31, 2015:

	Years ended December 31,			Components of Change
	2015	2014	As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	(in millions)
Total revenues	$3,829	$3,802	1%	(6)%	7%	4%	3%
Total revenues for the year ended December 31, 2015 were $3.8 billion, compared to $3.8 billion for the year ended December 31, 2014, an increase of $27 million, or 1%. This growth in revenues was driven primarily by a $115 million organic growth in commissions and fees and a net $157 million increase through acquisitions, partially offset by a $15 million organic decline in interest and other income and $230 million in adverse foreign currency movements.
In 2015, the foreign currency impact was as a result of the strengthening of the U.S. dollar against a number of currencies, most significantly the Euro and the Pound sterling.
Definitions of Constant Currency Change and Organic Change are included in the section entitled ‘Non-GAAP Financial Measures’ in this Form 10-K.
Salaries and Benefits
Total salaries and benefits for the years ended December 31, 2016 and December 31, 2015 were $4.6 billion and $2.3 billion, respectively, an increase of $2.3 billion. The growth in expenses was primarily driven by the Merger and our acquisition of Gras Savoye. Salaries and benefits for the years ended December 31, 2015 and December 31, 2014 were $2.3 billion and $2.3 billion, respectively, a decrease of $11 million. The decrease was primarily related to an additional $109 million related to acquisitions and $31 million from increased headcount, pay reviews, and higher incentives, offset by $148 million of favorable foreign currency movements. As a percentage of commissions and fees revenues, salaries and benefits expenses represented 60%, 60% and 61% for the years ended December 31, 2016, 2015 and 2014, respectively.

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
Other operating expenses for the years ended December 31, 2016 and December 31, 2015 were $1.6 billion and $718 million, respectively, an increase of $833 million. The growth in expenses was primarily driven by the Merger and our acquisition of Gras Savoye. Other operating expenses for the years ended December 31, 2015 and December 31, 2014 were $718 million and $659 million, respectively, an increase of $59 million. This growth included a net $36 million increase from acquisitions and disposals, and a $70 million increase relating to the provision for the Stanford litigation. Growth was partially offset primarily by $42 million of favorable foreign currency movements.
Depreciation
Depreciation represents the expense incurred over the useful life of our tangible fixed assets and internally developed software. Depreciation for the years ended December 31, 2016 and December 31, 2015 was $178 million and $95 million, respectively, an increase of $83 million. The growth in expenses was primarily driven by the Merger and our acquisition of Gras Savoye. Depreciation expense for the years ended December 31, 2015 and December 31, 2014 was $95 million and $92 million, respectively, an increase of $3 million. The increase of $3 million included an organic increase of $4 million and a net $4 million increase from acquisitions and disposals, partially offset by $5 million of favorable foreign currency movements.
Amortization
Amortization includes amortization of acquired intangible assets, including acquired internally developed software. Amortization for the years ended December 31, 2016 and December 31, 2015 was $591 million and $76 million, respectively, an increase of $515 million. The primary driver of the increase in amortization was our acquisition of approximately $4.0 billion in intangible assets in our Merger with Towers Watson and our acquisition of $231 million and $440 million of intangible assets related to our acquisitions of Miller and Gras Savoye, respectively. Amortization for the year ended December 31, 2015 was $76 million, an increase of $22 million compared to December 31, 2014. The increase primarily reflects the increased expense related to our acquisitions of Charles Monat and Max Matthiessen, partially offset by the ongoing reduction in the Hilb Rogal Hobbs Company, a wholly owned subsidiary, acquisition amortization.
Restructuring Costs
Restructuring costs for the year ended December 31, 2016 were $193 million of which $145 million related to the Operational Improvement Program (‘OIP’) and $48 million relating to the Business Restructure Program. Restructuring costs for the years ended December 31, 2015 and December 31, 2014 were $126 million and $36 million, respectively, all of which was related to the OIP. See our discussion in the Operational Improvement Program and Business Restructure Program section herein and Note 5 — Restructuring Costs within Item 8 of this Annual Report on Form 10-K for additional details about these expenses.
Transaction and integration expenses
Transaction and integration expenses include fees and charges associated with our mergers and acquisitions and principally consist of integration consultants and contract termination fees, as well as legal, accounting, marketing, and information technology transaction and integration expenses. These costs also include retention and severance costs and the write-off of software development as a direct consequence of the Merger. Transaction and integration expenses for the year ended December 31, 2016 were $177 million. Approximately $162 million of these expenses were related to the Merger and $15 million were related to the acquisition of Gras Savoye. Transaction and integration expenses for the year ended December 31, 2015 were $84 million. Approximately $58 million of these expenses were related to the Merger, $15 million were related to the acquisition of Gras Savoye and $11 million were related to our acquisition of Miller. Transaction and integration expenses for 2014 were included in other operating costs and are immaterial for reclassification.
Income from Operations
Income from operations for the year ended December 31, 2016 was $551 million compared to $427 million for the year ended December 31, 2015, an increase of $124 million, or 29%. This growth in income from operations compared to that of 2015 was primarily driven by the Merger and our acquisition of Gras Savoye. Income from operations for the year ended December 31, 2015 was $427 million compared to $647 million for the year ended December 31, 2014, a decrease of $220 million. This was primarily due to the $90 million increase in restructuring costs related to the Operational Improvement Program, the $70 million increase in the litigation provision relating to the Stanford litigation and an increase in expenses as the mid-year acquisition of Miller resulted in its expenses initially exceeding the increase in revenues generated by the acquisition, due to the seasonal profile of the business.
Interest expense
Interest expense for the years ended December 31, 2016, 2015 and 2014 was $184 million, $142 million and $135 million, respectively. Interest expense is primarily related to interest on our senior notes and term loans. Interest expense increased by $42 million for the year ended December 31, 2016, which was primarily related to additional debt acquired in the Merger and as part of the acquisition of Gras Savoye. Interest expense increased by $7 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014, which was primarily related to the $8 million increase in the unwind of the discount on contingent and deferred considerations.
Other expense/(income), net
Other expense/(income), net, includes other gains and losses, including gains and losses on foreign currency transactions.
Other expense/(income), net for the year ended December 31, 2016 was an expense of $27 million, which was primarily foreign currency transaction losses. Other expense/(income), net for the year ended December 31, 2015 was income of $55 million, which included gains on disposal of operations of $25 million, gain on remeasurement of equity interests related to the Gras Savoye acquisition of $59 million, partially offset by the $30 million impact of the Venezuelan currency devaluation. Other expense/(income), net for the year ended December 31, 2014 was income of $6 million which included gains on disposals of operations of $12 million and gains related to foreign currency transactions of $8 million, partially offset by the $14 million impact of the Venezuelan currency devaluation.
(Benefit from)/Provision for Income Taxes
(Benefit from)/provision for income taxes for the years ended December 31, 2016, 2015 and 2014 were $(96) million, $(33) million and $159 million, respectively. The benefit from income taxes in 2016 was primarily due to the release of a portion of U.S. valuation allowances and shifts in the global mix of income as a result of the Merger. This shift creates additional deductions in jurisdictions with high statutory income tax rates, which reduces the global effective tax rate. The benefit from income taxes in 2015 was primarily due to an income tax benefit from the release of a portion of U.S. valuation allowances.
Net income attributable to Willis Towers Watson
Net income attributable to Willis Towers Watson for the year ended December 31, 2016 was $420 million, an increase of $47 million compared to $373 million for the year ended December 31, 2015. The growth was primarily driven by an improvement of $124 million in income from operations and an increase of $63 million in the benefit from income taxes, partially offset by a $42 million increase in interest expense and an $82 million increase to expense in other expense/(income), net. Net income attributable to Willis Towers Watson for the year ended December 31, 2015 was $373 million, an increase of $11 million compared to $362 million for the year ended December 31, 2014. This increase was primarily driven by a decrease of $192 million in the provision for income taxes and an increase of $49 million income from other expense/(income), net, partially offset by a decrease of $220 million in income from operations and a $7 million increase in interest expense.
As Reported Segment Revenues Analysis
During the second quarter of 2016, we began managing our business across four integrated reportable operating segments. As a result, the Company has changed the way it manages and reports segment revenues and operating income, resulting in a change in the Company’s reportable segments from eight reportable segments, formerly known as Willis International; Willis North America; Willis Capital, Wholesale & Reinsurance; Willis GB; Towers Watson Benefits; Towers Watson Exchange Solutions; Towers Watson Risk and Financial Services; and Towers Watson Talent and Rewards, into four reportable segments: Human Capital and Benefits; Corporate Risk and Broking; Investment, Risk and Reinsurance; and Exchange Solutions.
All prior period segment revenues information has been recast from our historically reported filings to conform to the current reportable segment structure.
Segment revenues exclude amounts that were directly incurred on behalf of our clients and reimbursed by them (reimbursed expenses); however, these amounts are included in consolidated revenues.
The Merger affects the comparability of this data between 2016 and other periods presented. See ‘Supplementary Pro Forma Segment Revenues Analysis’ for additional analysis.

Beginning with 2017, we are realigning teams within some segments and will update our corporate expense allocation methodology to move additional costs which were formerly identified as corporate costs into the segments. We may continue to refine teams, business units and the cost allocation methodology as we continue the integration phase of the Merger.
Human Capital and Benefits
The Willis Towers Watson Human Capital & Benefits (‘HCB’) segment provides an array of advice, broking, solutions and software for employee benefit plans, the HR organization and the management teams of our clients.
HCB is the largest segment of the Company, generating approximately 41% of our revenues for the year ended December 31, 2016. HCB is focused on addressing our clients’ people and risk needs to help them take on the challenges of operating in a global marketplace. HCB is further strengthened with teams of international consultants that provide support through each of our business units to the global headquarters of multinational clients and their foreign subsidiaries.
The HCB segment provides services through four business units:

•
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

•
Health and Benefits — The Health & Benefits (‘H&B’) business provides plan management consulting, broking and administration across the full spectrum of health and group benefit programs, including medical, dental, disability, life and other coverage.

•
Talent & Rewards — Our Talent & Rewards (‘T&R’) business covers three areas of specialty: Executive Compensation (‘EC’); Rewards, Talent & Communication (‘RTC’); and Data, Surveys and Technology (‘DST’). T&R provides advice, data, software and products to address clients’ total rewards and talent issues.

•	Technology and Administration Solutions — Our Technology and Administration Solutions (‘TAS’) business provides benefits outsourcing services to clients outside of the U.S.
The table below presents segment commissions and fees and segment interest and other income for HCB for the years ended December 31, 2016, 2015, and 2014.

	December 31,		As reported change	December 31,		As reported change
	2016	2015		2015	2014
	(in millions)			(in millions)
Commissions and fees	$3,210	$697	361%	$697	$653	7%
Interest and other income	16	1	1,500%	1	2	(50)%
Total segment revenues	$3,226	$698	362%	$698	$655	7%
HCB total segment revenues for the year ended December 31, 2016 were $3.2 billion, compared to $698 million for the year ended December 31, 2015, an increase of $2.5 billion or 362%. This growth in revenues was driven by our Merger and our acquisition of Gras Savoye. See the ‘Supplementary Pro Forma Segment Revenues Analysis’ section below for additional discussion of our 2016 results.
HCB total segment revenues for the year ended December 31, 2015 were $698 million, compared to $655 million for the year ended December 31, 2014, an increase of $43 million or 7%. HCB recorded mid-single-digit growth driven by organic growth and our strategic acquisition of Evolution Benefits Consulting in 2015.
Corporate Risk and Broking
Our Corporate Risk & Broking (‘CRB’) segment provides a broad range of risk advice, insurance brokerage and consulting services to clients worldwide ranging from small businesses to multinational corporations. We deliver integrated global solutions tailored to client needs and underpinned by data and analytics.
CRB generated 32% of Willis Towers Watson revenues for the year ended December 31, 2016, and places more than $20 billion of premiums into the insurance markets, annually.
CRB operates as an integrated global team comprising both functional and geographic leadership with five global offerings:

•
Property and Casualty — Property and Casualty provides property and liability insurance brokerage services across a wide range of industries including construction, real estate, healthcare, and natural resources.

•	Financial Lines — Financial Lines specializes in brokerage services for financial, political and credit risks.

•	Transport — Transport provides specialist expertise to the transportation, aerospace, marine and space industries.

•
Affinity — Affinity arranges the insurance products and services for our client partners to offer to their customers, employees or members alongside, or in addition to, their principal business activities.

•
Facultative — Facultative serves as a broker or intermediary for insurance companies looking to arrange reinsurance solutions across classes of risk, which enable them to deliver differentiated outcomes to their direct insureds.

The table below presents segment commissions and fees, and segment interest and other income for CRB for the years ended December 31, 2016, 2015, and 2014.

	December 31,		As reported change	December 31,		As reported change
	2016	2015		2015	2014
	(in millions)			(in millions)
Commissions and fees	$2,502	$2,301	9%	$2,301	$2,365	(3)%
Interest and other income	29	17	71%	17	16	6%
Total segment revenues	$2,531	$2,318	9%	$2,318	$2,381	(3)%
CRB total segment revenues for the year ended December 31, 2016 were $2.5 billion, compared to $2.3 billion for the year ended December 31, 2015, an increase of $213 million or 9%. The growth for the year ended December 31, 2016 was primarily due to the acquisition of Gras Savoye, which occurred on December 29, 2015. Great Britain led organic growth with solid revenue increases across all lines of business.  Western Europe contributed to organic growth with strong growth in Iberia, partially offset by softness in Italy.  North America was flat with strong retention offset by lower new business.  International organic revenue declined as a result of lower revenues in Asia and Australasia, partially offset by better performance in Latin America and Central and Eastern Europe, Middle East and Africa (‘CEEMEA’).
CRB total segment revenues for the year ended December 31, 2015 were $2.3 billion, compared to $2.4 billion for the year ended December 31, 2014, a decrease of $63 million or 3%. This decrease in revenues was driven by negative currency movements, partially offset by growth in the construction practice in North America, as well as growth in financial lines, property & casualty and aerospace in Great Britain.
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
This segment is our third largest segment and generated approximately 19% of revenues for the Company for the year ended December 31, 2016. With approximately 80% of the revenues for this segment split between North America and the U.K., this segment includes the following businesses and offerings:

•	Willis Re — Willis Re provides reinsurance industry clients with an understanding of how risk affects capital and financial performance and advises on the best ways to manage related outcomes.

•
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

•	Investment — Investment provides advice to improve investment outcomes for asset owners using a broad and sophisticated framework for managing risk.

•	Wholesale Insurance Broking — Wholesale provides wholesale and specialist broking services to retail brokers.

•
Portfolio and Underwriting Services — Portfolio and Underwriting Services acts on behalf of our insurance carrier partners and self-insured entities in product marketing and distribution, risk underwriting and selection, claims management and other general administrative responsibilities.

•
Capital Markets & Advisory — Capital Markets & Advisory provides investment banking services to companies involved in the insurance and reinsurance industries for a broad array of merger and acquisition transactions as well as capital markets products.

The table below presents segment commissions and fees, and segment interest and other income for IRR for the years ended December 31, 2016, 2015, and 2014.

	December 31,		As reported change	December 31,		As reported change
	2016	2015		2015	2014
	(in millions)			(in millions)
Commissions and fees	$1,382	$812	70%	$812	$749	8%
Interest and other income	59	1	5,800%	1	17	(94)%
Total segment revenues	$1,441	$813	77%	$813	$766	6%
IRR total segment revenues for the year ended December 31, 2016 were $1.4 billion, compared to $813 million for the year ended December 31, 2015, an increase of $628 million or 77%. This growth in revenues was driven by the Merger and a full year of revenues from Miller, following our acquisition in May 2015. See the ‘Supplementary Pro Forma Segment Revenues Analysis’ section below for additional discussion of our 2016 results.
IRR total segment revenues for the year ended December 31, 2015 were $813 million, compared to $766 million for the year ended December 31, 2014, an increase of $47 million or 6%. The growth was driven by our acquisition of Miller Insurance Services, with additional organic growth in Reinsurance and Capital Markets & Advisory, partially offset by the negative impact from foreign currency translation and a $12 million settlement received in 2014.
Exchange Solutions
The Willis Towers Watson Exchange Solutions (‘ES’) segment provides primary medical and ancillary benefit exchange and outsourcing services to active employees and retirees across both the group and individual markets.  A significant portion of the revenues in this segment is recurring in nature, driven by either the commissions from the policies we sell, or from long-term service contracts with our clients that typically range from three to five years. Revenues across this segment may be seasonal, driven by the magnitude and timing of client transition activities, and we typically increase our membership levels significantly effective January 1, after calendar year-end benefits elections.
ES generated approximately 8% of our revenues for the year ended December 31, 2016. ES provides services across four integrated or related offerings to customers primarily in the U.S. through four business units:

•
Retiree & Access Exchanges — This business provides solutions through a proprietary technology platform, OneExchange Retiree, which enables our employer clients to transition their retirees to individual, defined contribution health plans that provide individuals with a tax-free allowance or contribution to spend on healthcare services at an annual cost that the employer controls, as opposed to group-based, defined benefit health plans that provide groups of individuals with healthcare benefits at uncertain annual costs.

•
Active Exchanges — This business is focused on delivering group benefit exchanges, serving the active employees of employers across the United States through our proprietary BenefitConnect or Bright Choices exchange platforms.

•
Technology and Administration Solutions — Through our proprietary BenefitConnect technology, this business provides a broad suite of health and welfare outsourcing services as well as decision support and modeling tools for pension users within the U.S.

•
Consumer-Directed Accounts — This business uses its SaaS-based technology and related services to deliver consumer-driven healthcare and reimbursement accounts, including health savings accounts, health reimbursement arrangements and other consumer-directed accounts.

The table below presents segment commissions and fees, and segment interest and other income for ES for the year ended December 31, 2016.

December 31,
2016
(in millions)
Commissions and fees	$652
Interest and other income	2
Total segment revenues	$654
ES total segment revenues for the year ended December 31, 2016 were $654 million. ES was not part of our business operations prior to the Merger. See the ‘Supplementary Pro Forma Segment Revenues Analysis’ section below for additional discussion of our 2016 results.
Supplementary Pro Forma Financial Information
To assist the reader in understanding our comparative analysis, we have included discussion and analysis of pro forma financial information for Willis Towers Watson as if the Towers Watson Merger had occurred on January 1, 2015.
The pro forma financial information for the year ended December 31, 2015 combines: (i) the historical consolidated statement of operations of Willis Towers Watson for the year ended December 31, 2015 and (ii) the historical consolidated statement of operations of Towers Watson for the fiscal year ended June 30, 2015 less the historical consolidated statement of operations of Towers Watson for the six months ended December 31, 2014, plus the historical consolidated statement of operations of Towers Watson for the six months ended December 31, 2015.
The pro forma financial information is only for Willis and Towers Watson and does not include Gras Savoye or other merger or acquisition activity on a pro forma basis.
Pro forma financial information is for illustrative purposes only, and is based on adjustments that are estimates based upon available information and certain assumptions that Willis Towers Watson management believes are reasonable under the circumstances, as described in ‘Pro Forma Adjustments’ below. The pro forma financial information has not been adjusted to give effect to certain expected financial benefits of the Merger, such as revenue synergies, tax savings and cost synergies, or the anticipated costs to achieve these benefits, including the cost of integration activities. The pro forma financial information does not purport to represent what the actual consolidated results of operations of Willis Towers Watson would have been had the Merger occurred on the date indicated, nor is it necessarily indicative of future consolidated results of operations. The actual results of operations will differ, potentially significantly, from the pro forma amounts reflected herein due to a variety of factors, including access to additional information, changes in value not currently identified and changes in operating results following the date of the unaudited pro forma financial information.

Pro Forma Condensed Consolidated Statements of Operations
(in millions of U.S. dollars, except per share data)

	Years ended December 31,
	2016		2015
	Willis Towers Watson		Legacy Willis	Legacy Towers Watson		Pro Forma Adjustments		Pro Forma Willis Towers Watson
Total revenues	$7,887	100%	$3,829	$3,664	b	$(1)	a	$7,492	100%
Costs of providing services
Salaries and benefits	4,646	59%	2,303	2,161		(33)	c	4,431	59%
Other operating expenses	1,551	20%	718	725	b	3	a, d	1,446	19%
Depreciation	178	2%	95	110		(46)	e	159	2%
Amortization	591	7%	76	71		388	f	535	7%
Restructuring costs	193	2%	126	—		—		126	2%
Transaction and integration expenses	177	2%	84	97		(151)	k	30	—%
Total costs of providing services	7,336	93%	3,402	3,164		161		6,727	90%
Income from operations	551	7%	427	500		(162)		765	10%
Interest expense	184	2%	142	9		13	g	164	2%
Other expense/(income), net	27	—%	(55)	(57)		—		(112)	(1)%
(Benefit from)/provision for income taxes	(96)	(1)%	(33)	217		(114)	h	70	1%
Interest in earnings of associates, net of tax	2	—%	11	(2)		—		9	—%
Net income	438	6%	384	329		(61)		652	9%
Income attributable to noncontrolling interests	(18)	—%	(11)	(1)		—		(12)	—%
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$420	5%	$373	$328		$(61)		$640	9%

Basic earnings per share	$3.07		$5.49	$4.75				$4.67	i, j
Diluted earnings per share	$3.04		$5.41	$4.75				$4.64	i, j
Pro Forma Adjustments
The unaudited pro forma financial information reflects the following adjustments:

a.	Intercompany trading. Adjustments to eliminate trading between Legacy Willis and Legacy Towers Watson of $1 million for the year ended December 31, 2015.

b.
Conforming reclassifications and adjustments. Certain reclassifications have been made to amounts in the Towers Watson historical statement of operations to conform to Willis’ presentation, including reclassifying certain contra revenue accounts and Towers Watson’s professional and subcontracted services, occupancy and general and administrative expenses within the relevant Willis captions.

c.
Pension and post-retirement benefit amortization. Adjustments to remove the net periodic benefit costs of $33 million for the year ended December 31, 2015 associated with the amortization of net actuarial losses and prior service credits/costs for Towers Watson’s pension and other post-retirement benefit plans.

d.	Rent. Adjustment to eliminate $5 million of historical rent expense for the year ended December 31, 2015 offset by $1 million amortization of our favorable and unfavorable lease agreements.

e.
Depreciation. Adjustment related to depreciation on internally developed software of $57 million partially offset by an increase of $11 million for the year ended December 31, 2015 due to an increase in the estimated fair value for leasehold improvements, furniture and fixtures and computer hardware and software.

f.
Amortization. Historical amortization expense of $71 million was removed and amortization expense of $459 million has been recorded to reflect the estimated fair values of Towers Watson’s identifiable intangible assets and related amortization. See Item 8, Note 3 — Merger and Acquisitions and Note 8 — Goodwill and Other Intangible Assets.

g.
Interest Expense. Net adjustments to interest expense include additional interest and amortization of related deferred debt issuance costs. Approximately $13 million incremental interest expense was recorded for the year ended December 31, 2015 related to a borrowing under a $340 million term loan as part of the funding for the pre-Merger special dividend on December 29, 2015 and the portion of the senior notes issuance used to repay Towers Watson’s existing debt at the time of the Merger.

h.
Income taxes. Adjustments to record the income tax impact of the pro forma adjustments, including the removal of the tax consequences of the repatriation of foreign earnings to partially fund the pre-Merger special dividend. The income tax expense was calculated based on the U.S. and foreign statutory rates applicable to adjustments made. Where applicable, a U.S. statutory rate of 40% was used. Pro forma adjustments for income tax purposes have been determined without regard to potential tax planning strategies that may result from the Merger of Towers Watson with Willis. Tax benefits from the Merger have not been considered in our pro forma adjustments.

i.
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

j.	Earnings per share. The pro forma consolidated basic and diluted earnings per share for the year ended December 31, 2015 are calculated as follows:

Year Ended December 31, 2015
(in millions, except per share data)
Willis historic average basic shares in issue (i)	68
Shares issued for Towers Watson (ii)	69
Willis historic average basic shares in issue	137
Dilutive effect of securities	1
Diluted weighted average shares outstanding	138
Pro forma net income attributable to Willis Towers Watson	$640
Basic earnings per share	$4.67
Diluted earnings per share	$4.64
____________________

(i)	After taking into account the impact of the reverse stock split on January 4, 2016.

(ii)	Shares issued for Towers Watson based on approximately 69 million Towers Watson shares outstanding at January 4, 2016.

k.	Transaction and integration expenses. Transaction and integration costs related to the Merger and have been eliminated.
Consolidated Revenues
The following table sets out the total revenues generated for the year ended December 31, 2016, pro forma revenues generated for the year ended December 31, 2015, and the components of the change for the year ended December 31, 2016.

	Years ended December 31,			Components of Change
		Pro Forma	Pro Forma Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2016	2015
	(in millions)
Total revenues	$7,887	$7,492	5%	(3)%	8%	7%	1%
Total revenues for the year ended December 31, 2016 were $7.9 billion, compared to $7.5 billion pro forma revenues for the year ended December 31, 2015, an increase of $395 million, or 5%. This growth was driven by a 7% increase due to our acquisitions of Gras Savoye and Miller and 1% organic revenue growth, partially offset by adverse foreign currency exchange movements of 3%. The primary drivers of our growth were within our Corporate Risk and Broking and Exchange Solutions segments. See our segment revenues analysis for a further discussion of our segment results.

Our results can be materially impacted by changes in currency conversions, which can fluctuate significantly over the course of a calendar year. For the year ended December 31, 2016, currency translation decreased our consolidated revenues by $202 million on a constant currency basis from the pro forma year ended December 31, 2015. The primary currency driving the change was the Pound sterling which weakened against the U.S. dollar during 2016.
The organic change presented above includes the reduction to revenues for the year ended December 31, 2016 related to the fair value adjustment for deferred revenue made during purchase accounting for the Merger. If this revenue had not been reduced, the constant currency change would have been an increase of 9% and the organic change would have been an increase of 2%, respectively, for the year ended December 31, 2016.
Definitions of Constant Currency Change and Organic Change are included in the section entitled ‘Non-GAAP Financial Measures’ in this Form 10-K.
Salaries and Benefits
Salaries and benefits were $4.6 billion for the year ended December 31, 2016, an increase of $215 million, or 5%, compared to $4.4 billion for the pro forma year ended December 31, 2015. The increase was primarily related to our acquisitions of Gras Savoye and Miller which contributed approximately $291 million of the increase, partially offset by increased net periodic benefit credits from the adoption of the granular approach to calculating service and interest costs of $51 million.
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
Other operating expenses for the year ended December 31, 2016 were $1.6 billion, compared to $1.4 billion for the pro forma year ended December 31, 2015, an increase of $105 million or 7%. The increase was primarily related to our acquisitions of Gras Savoye and Miller, which contributed approximately $135 million of the increase. In 2016, we accrued $50 million for the Stanford litigation, which was $20 million less than the $70 million accrued in 2015.
Depreciation
Depreciation represents the expense incurred over the useful life of our tangible fixed assets and internally developed software. Depreciation was $178 million for the year ended December 31, 2016, an increase of $19 million, or 12%, compared to $159 million for the pro forma year ended December 31, 2015. The increase was primarily related to our acquisitions of Gras Savoye and Miller and our normal capital expenditures.
Amortization
Amortization includes amortization of acquired intangible assets, including acquired internally developed software. Amortization was $591 million for the year ended December 31, 2016, an increase of $56 million, or 10%, compared to $535 million for the pro forma year ended December 31, 2015. The increase in amortization in 2016 is primarily due to amortization of the intangible assets acquired in our acquisitions of Gras Savoye and Miller. We acquired approximately $231 million and $440 million in intangible assets in our acquisitions of Miller and Gras Savoye, respectively. These intangible assets are amortized over their expected lives which range from 4 to 25 years. See Note 3 — Merger and Acquisitions and Note 8 — Goodwill and Other Intangible Assets within Item 8 of this Annual Report on Form 10-K for additional information about our intangible assets.
Transaction and integration expenses
Transaction and integration expenses were $177 million for the year ended December 31, 2016, an increase of $147 million compared to $30 million for the pro forma year ended December 31, 2015. The increase in 2016 is primarily due to integration expenses incurred subsequent to the Merger. For the year ended December 31, 2016, approximately $162 million of these expenses were related to the Merger and $15 million were related to the integration of Gras Savoye. For the pro forma year ended December 31, 2015, transaction expenses related to the Merger of $151 million have been eliminated as part of the pro forma adjustments. Of the remaining $30 million of transaction and integration expenses, approximately $15 million were related to Gras Savoye, $11 million were related to Miller, and $4 million were related to other miscellaneous M&A activity.

Restructuring costs and Interest expense
Please see the discussion in the ‘As Reported Consolidated Financial Information’ section above.
Income from Operations
Income from operations for the year ended December 31, 2016 was $551 million, compared to $765 million for the pro forma year ended December 31, 2015, a decrease of $214 million. The decrease was primarily due to increases in transaction and integration expenses of $147 million and restructuring costs of $67 million.
Other Expense/(Income), Net
Other expense/(income), net, includes other gains and losses, including gains and losses on foreign currency transactions.
Other expense/(income), net, for the year ended December 31, 2016 was $27 million of net expense, which was primarily foreign currency transaction losses. Other expense/(income), net for the pro forma year ended December 31, 2015 was $112 million of net income, which was primarily due to $80 million of gains on disposals of operations and $59 million in the gain on the remeasurement of equity interests, partially offset by $30 million in foreign currency transaction losses in 2015.
(Benefit from)/Provision for Income Taxes
For the year ended December 31, 2016, there was a $96 million benefit from income taxes, due primarily to a benefit from the release of a portion of our U.S. valuation allowances and shifts in the global mix of income as a result of the Merger. This shift creates additional deductions in jurisdictions with high statutory income tax rates, which reduces the global effective tax rate. For the pro forma year ended December 31, 2015, there was a provision for income taxes of $70 million. Legacy Willis had a benefit from income taxes due to the release of a portion of U.S. valuation allowances in 2015 which was more than offset by the provision for income taxes for Legacy Towers Watson.
Net Income Attributable to Willis Towers Watson
Net income attributable to Willis Towers Watson for the year ended December 31, 2016 was $420 million, a decrease of $220 million compared to $640 million for the pro forma year ended December 31, 2015. The decrease was primarily driven by increased transaction and integration expenses of $147 million and restructuring costs of $67 million in 2016 and gains on disposals of $80 million and remeasurement of equity interests of $59 million in 2015, partially offset by a decrease in income tax expense of $166 million.
Supplementary Pro Forma Segment Revenues Analysis
Human Capital and Benefits
The following table sets out the components of HCB revenues for the year ended December 31, 2016 and pro forma revenues for the year ended December 31, 2015, and the components of the change in commissions and fees for the year ended December 31, 2016.

	Years ended December 31,			Components of Change
		Pro Forma	Pro Forma Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2016	2015
	(in millions)
Commissions and fees	$3,210	$3,151	2%	(3)%	5%	5%	—%
Interest and other income	16	16
Total segment revenues	$3,226	$3,167
HCB total segment revenues for the year ended December 31, 2016 and pro forma for the year ended December 31, 2015 were $3.2 billion; and commissions and fees for the year ended December 31, 2016 and pro forma for the year ended December 31, 2015 were $3.2 billion, representing an increase of $59 million. Pro forma and constant currency revenue growth were driven by the acquisition of Gras Savoye, which occurred on December 29, 2015.  In an effort to align resources and market demand, a significant restructuring across all lines of business took place during the second half of 2016, which caused disruption in our billable hours. Across the segment, performance was mixed, resulting in flat organic growth. Retirement revenues declined slightly as a result of reduced actuarial consulting, primarily in the fourth quarter. The Health and Benefits North America consulting business continued to see demand for plan design projects and increased product revenue.  The Talent and Rewards advisory business was down period-over-period as the M&A market softened. The Technology and Administration Solutions

Great Britain business had strong performance, led by increased project and administration activity along with new clients. Internationally, Global Wealth Solutions has been negatively impacted by adverse conditions in the Greater China market.
Corporate Risk and Broking
The following table sets out the components of CRB revenues for the year ended December 31, 2016 and pro forma revenues for the year ended December 31, 2015, and the components of the change in commissions and fees for the year ended December 31, 2016.

	Years ended December 31,			Components of Change
		Pro Forma	Pro Forma Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2016	2015
	(in millions)
Commissions and fees	$2,502	$2,301	9%	(3)%	12%	12%	—%
Interest and other income	29	17
Total segment revenues	$2,531	$2,318
CRB total segment and commissions and fees revenues for the year ended December 31, 2016 were $2.5 billion, compared to pro forma $2.3 billion for the year ended December 31, 2015. The growth for the year ended December 31, 2016 was due to the acquisition of Gras Savoye, which occurred on December 29, 2015. Great Britain led organic growth with solid revenue increases across all lines of business.  Western Europe contributed to organic growth with strong revenue gains in Iberia, partially offset by softness in Italy.  North America was flat with strong retention offset by lower new business.  Offsetting the growth in Great Britain and Western Europe, International organic revenue declined as a result of lower revenues in Asia and Australasia, partially offset by better performance in Latin America and CEEMEA.
Investment, Risk and Reinsurance
The following table sets out the components of IRR revenues for the year ended December 31, 2016 and pro forma revenues for the year ended December 31, 2015, and the components of the change in commissions and fees for the year ended December 31, 2016.

	Years ended December 31,			Components of Change
		Pro Forma	Pro Forma Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2016	2015
	(in millions)
Commissions and fees	$1,382	$1,399	(1)%	(3)%	2%	6%	(4)%
Interest and other income	59	12
Total segment revenues	$1,441	$1,411
IRR total segment revenues for the year ended December 31, 2016 and pro forma for the year ended December 31, 2015 were $1.4 billion. Included in total segment revenues for the year ended December 31, 2016 is a previously disclosed settlement with JLT of £28 million ($41 million) related to the Fine Art, Jewellery and Specie team. Commissions and fees for the year ended December 31, 2016 and pro forma for the year ended December 31, 2015 were $1.4 billion, representing a decrease of $17 million. The organic decline was primarily related to the following factors: soft market conditions and renewal factors impacting our Reinsurance and Portfolio and Underwriting Services businesses, particularly in North America; a decline in overall insurance industry M&A activity impacting our Capital Markets & Advisory business after a record year in 2015; and a decline arising from lower demand in risk consulting projects.

Exchange Solutions
The following table sets out the components of ES revenues for the year ended December 31, 2016 and pro forma revenues for the year ended December 31, 2015, and the components of the change in commissions and fees for the year ended December 31, 2016.

	Years ended December 31,			Components of Change
		Pro Forma	Pro Forma Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2016	2015
	(in millions)
Commissions and fees	$652	$484	35%	—%	35%	2%	33%
Interest and other income	2	3
Total segment revenues	$654	$487
ES total segment revenues for the year ended December 31, 2016 were $654 million, compared to pro forma $487 million for the year ended December 31, 2015; and commissions and fees for the year ended December 31, 2016 were $652 million, compared to pro forma $484 million for the year ended December 31, 2015. Retiree and Access Exchanges commissions and fees increased by 41%, primarily as a result of the record 2016 annual enrollment season. The rest of the segment commissions and fees increased by 27%, primarily due to Technology and Administration Solutions adding new clients and experiencing higher project activity.
ES revenue growth is expected to slow to around 10% in 2017 due to the stabilization of the retiree enrollments. We continue to expect the active exchange growth to be strong.
Restructuring Programs
Operational Improvement Program
In April 2014, Legacy Willis announced an operational improvement program that would allow it to continue to strengthen its client service, realize operational efficiencies, and invest in new capabilities for growth.
The primary elements of the program include: moving more than 3,500 support roles from higher cost locations to facilities in lower cost locations; net workforce reductions in support positions; lease consolidation in real estate; and information technology systems simplification and rationalization.
The program began in the second quarter of 2014 and will be completed by the end of 2017. We are expecting to deliver $325 million of annual cost savings beginning in 2018. To achieve these savings, the Company expects to incur $130 million in restructuring charges in 2017, bringing the cumulative restructuring charges to approximately $440 million through the end of 2017.

Total spend, actual savings, and timing may vary positively or negatively from these estimates due to changes in the scope, underlying assumptions, or execution risk of the restructuring plan throughout its duration. Restructuring costs related to the OIP for the years ended December 31, 2016 and 2015 by segment are as follows:

	HCB	CRB	IRR	ES	Corporate	Total
	(in millions)
2016
Termination benefits	$1	$18	$3	$—	$1	$23
Professional services and other (i)	1	81	4	—	36	122
Total	$2	$99	$7	$—	$37	$145
2015
Termination benefits	$2	$24	$7	$—	$3	$36
Professional services and other (i)	1	57	2	—	30	90
Total	$3	$81	$9	$—	$33	$126
2014
Termination benefits	$—	$15	$1	$—	$—	$16
Professional services and other (i)	—	3	—	—	17	20
Total	$—	$18	$1	$—	$17	$36
____________________

(i)	Other includes salary and benefits, premises, and other expenses incurred to support the ongoing management and facilitation of the programs.
Business Restructuring Program
In the second quarter of 2016, we began planning targeted staffing reductions in certain portions of the business due to a reduction in business demand or change in business focus (hereinafter referred to as the Business Restructure Program, or the ‘BRP’). The main element of the program is the workforce reduction of approximately 450 positions across all segments, resulting in annualized savings of approximately $80 million. The program was complete as of December 31, 2016.
Restructuring costs related to the BRP for the year ended December 31, 2016 by segment are as follows:

	HCB	CRB	IRR	ES	Corporate	Total
	(in millions)
Termination benefits	$32	$8	$3	$1	$1	$45
Professional services and other	3	—	—	—	—	3
Total	$35	$8	$3	$1	$1	$48
Liquidity and Capital Resources
Executive Summary
Our principal sources of liquidity are funds generated by operating activities, available cash and cash equivalents and amounts available under revolving credit facilities.
Based on our balance sheets, combined cash flows, current market conditions and information available to us at this time, we believe that Willis Towers Watson has sufficient liquidity, which includes our undrawn revolving credit facilities, to meet our cash needs for the next twelve months, including investing in the business for growth, creating value through the integration of Willis, Towers Watson and Gras Savoye, scheduled debt repayments, dividend payments, and contemplated share repurchases, subject to market conditions and other factors.
Historically, we have not provided deferred taxes on cumulative earnings of our subsidiaries that have been reinvested indefinitely.  As a result of the Merger and our plan to restructure certain foreign operations or distribute accumulated earnings of certain acquired Towers Watson subsidiaries, we recorded a deferred tax liability through goodwill. We continue to assert that the cumulative earnings of our other subsidiaries are reinvested indefinitely and we do not provide deferred tax liabilities on these amounts. The Company has no current plans and does not anticipate repatriating cash other than for certain foreign subsidiaries. If future events, including material changes in estimates of cash, working capital, long-term investment requirements or U.S. tax reform necessitate that these earnings be distributed, an additional provision for income and foreign withholding taxes, net of credits, may be necessary. One of the potential sources of cash may be through settlement of intercompany loans or return of capital distributions in a tax efficient manner.
Events that could change the historical cash flow dynamics discussed above include significant changes in operating results, potential future acquisitions or divestitures, material changes in geographic sources of cash, unexpected adverse impacts from litigation or future pension funding during periods of severe downturn in the capital markets.
During the year ended December 31, 2016, the Company restructured some of its debt financing in March and May 2016. We issued (i) $1.0 billion of senior notes ($450 million due 2021 and $550 million due 2026) to: refinance the $300 million senior notes due 2016; refinance $400 million of debt assumed as part of the Merger; and make further repayment on the revolving credit facility, and (ii) €540 million ($609 million) of senior notes to repay Tranche A of the 1-year term loan that was used to finance the acquisition of Gras Savoye.
Cash and Short-term Investments
Our cash and cash equivalents at December 31, 2016 totaled $870 million, compared to $532 million at December 31, 2015. The increase in cash from December 31, 2015 to December 31, 2016 was primarily due to cash acquired in the Merger with Towers Watson.
Additionally, $557 million was available to draw under our $800 million revolving credit facility, compared with $333 million at December 31, 2015, and $420 million was available to draw for regulatory capital purposes related to securities underwriting.
Included within cash and cash equivalents at December 31, 2016 are amounts held for regulatory capital adequacy requirements, including $87 million held within our regulated U.K. entities for regulatory capital adequacy requirements.
Summarized Consolidated Cash Flows
The following table presents the summarized consolidated cash flow information for the years ended:

	Years ended December 31,
	2016	2015	2014
	(in millions)
Net cash from/(used in):
Operating activities	$920	$243	$477
Investing activities	195	(943)	(276)
Financing activities	(762)	641	(323)
INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	353	(59)	(122)
Effect of exchange rate changes on cash and cash equivalents	(15)	(44)	(39)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	532	635	796
CASH AND CASH EQUIVALENTS, END OF PERIOD	$870	$532	$635
Cash Flows from Operating Activities
Cash flows from operating activities were $920 million for 2016, compared to cash flows from operating activities of $243 million for 2015. The $920 million net cash from operating activities for 2016 included net income of $438 million, adjusted for $590 million of non-cash adjustments, partially offset by changes in operating assets and liabilities of $108 million. The $590 million non-cash adjustments primarily include depreciation, amortization, net defined benefit pension credits, share-based compensation, and the benefit from deferred income taxes. The $677 million increase in cash from operations in 2016 compared to 2015 was primarily due to cash from operations from Legacy Towers Watson and Gras Savoye.
Cash flows from operating activities for 2015 was $243 million, which included net income of $384 million, adjusted for $38 million of non-cash adjustments to reconcile net income to cash used in operating activities, offset by changes in operating assets and liabilities of $179 million.
Cash flows from operating activities for 2014 was $477 million, which included net income of $373 million, adjusted for $257 million of non-cash adjustments to reconcile net income to cash used in operating activities, offset by changes in operating assets and liabilities of $153 million.

Cash Flows From/(Used In) Investing Activities
Cash flows from investing activities for 2016 were $195 million, largely driven by $476 million of cash acquired as a result of our Merger with Towers Watson, which was a non-cash transaction as it was consummated through the issuance of shares. Cash inflows were partially offset by $303 million of fixed assets and software for internal use and capitalized costs of developing software.
Cash flows used in investing activities of $943 million for the year ended December 31, 2015 were primarily driven by $857 million used in the acquisitions of operations and $146 million for capital expenditures.
Cash flows used in investing activities of $276 million for the year ended December 31, 2014 were primarily driven by $245 million used in the acquisitions of operations and $113 million for capital expenditures, partially offset by $86 million of proceeds from the disposal of operations.
Cash Flows (Used In)/From Financing Activities
Cash flows used in financing activities for 2016 were $762 million. The primary drivers during the period were debt issuance of $2.0 billion, debt repayments of $1.9 billion, net payments on the revolving credit facility of $237 million, dividend payments of $199 million, and share repurchases of $396 million.
The debt issuance of $2.0 billion was primarily the issuance of $450 million of senior notes due 2021, $550 million of senior notes due 2026, €540 million ($609 million) of senior notes due 2022 and a $400 million drawdown on the 1-year term loan facility.
The debt repayments of $1.9 billion were primarily $300 million repayment of senior notes due 2016, $400 million repayment of Legacy Towers Watson debt and repayments of $592 million and $400 million on the 1-year term loan facility.
Net cash provided by financing activities in 2015 was $641 million, primarily due to $469 million net drawings on the revolving credit facility, a $592 million term loan draw down to fund the acquisition of Gras Savoye, the issuance of shares and excess tax benefit of $131 million, partially offset by dividends paid of $277 million and repurchase of shares of $82 million.
Net cash used in financing activities in 2014 was $323 million, primarily due to dividends paid of $210 million and repurchase of shares of $213 million, partially offset by proceeds from the issuance of shares and excess tax benefit of $139 million.
Indebtedness
Total debt, total equity, and the capitalization ratio at December 31, 2016 and December 31, 2015 were as follows:

	December 31,
	2016	2015
	(in millions)
Long-term debt	$3,357	$2,278
Short-term debt and current portion of long-term debt	508	988
Total debt	3,865	3,266

Total Willis Towers Watson shareholders’ equity	$10,065	$2,229

Capitalization ratio	27.7%	59.4%
At December 31, 2016, our material mandatory debt repayments over the next twelve months include $394 million senior notes due 2017, scheduled repayments of $85 million on our term loan maturing in 2019 and scheduled repayments of $22 million on our 7-year term loan.
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
On May 26, 2016, we issued €540 million ($609 million) of 2.125% senior notes due 2022. These 2022 senior notes will mature on May 26, 2022. We used the net proceeds of this offering to repay Tranche A of the 1-year term loan and related accrued interest.

At December 31, 2016 and December 31, 2015, we were in compliance with all financial covenants.
Fiduciary Funds
As an intermediary, we hold funds, generally in a fiduciary capacity, for the account of third parties, typically as the result of premiums received from clients that are in transit to insurers and claims due to clients that are in transit from insurers. We report premiums, which are held on account of, or due from, clients as assets with a corresponding liability due to the insurers. Claims held by, or due to, us which are due to clients are also shown as both Fiduciary assets and Fiduciary liabilities on our balance sheets.
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
At December 31, 2016 and 2015, we had fiduciary funds of $2.5 billion and $2.3 billion, respectively.
Share Repurchase Program
The Company is authorized to repurchase shares, by way of redemption, and will consider whether to do so from time to time, based on many factors, including market conditions.
On April 20, 2016, the Willis Towers Watson Board reconfirmed, reapproved and reauthorized the remaining portion of the Legacy Willis program to repurchase the Company’s ordinary shares on the open market or by way of redemption or otherwise.
On November 10, 2016, the Company announced the Board of Directors approved an increase to the existing share repurchase program of $1 billion. The $1 billion increase is in addition to the remaining authority on the Legacy Willis program discussed in the preceding paragraph. We anticipate this authorization to be executed in 2017 and 2018. At December 31, 2016, approximately $1.1 billion remained on the open-ended repurchase authorities granted by the Board.
There are no expiration dates for these repurchase plans or programs. The following table presents specified information about the Company’s repurchases of ordinary shares for the year ended December 31, 2016.
During 2016, the Company had the following share repurchase activity:

Year Ended December 31, 2016
Shares repurchased	3,170,330
Average price per share	$124.87
Aggregate repurchase cost	$396 million
Capital Commitments
The Company has no material commitments for capital expenditures. Our capital expenditures for fixed assets and software for internal use and capitalized software costs were $303 million for the year ended December 31, 2016. Expected capital expenditures for fixed assets and software for internal use are approximately $250 million for the year ended December 31, 2017. We expect cash from operations to adequately provide for these cash needs.
Dividends
Total cash dividends of $199 million were paid during 2016. In February 2017, the board of directors approved a quarterly cash dividend of $0.53 per share, which will be paid on or about April 17, 2017, for an annual rate of $2.12 per share.
Off-Balance Sheet Arrangements and Contractual Obligations
Off-Balance Sheet Transactions
Apart from commitments, guarantees and contingencies, as disclosed herein and Note 13 — Commitments and Contingencies located within Item 8 in this Annual Report on Form 10-K and incorporated herein by reference, as of December 31, 2016, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, results of operations or liquidity.

Contractual Obligations
The Company’s material contractual obligations as of December 31, 2016 are as follows:

	Payments due by
	Total	2017	2018-2019	2020-2021	After 2021
	(in millions)
Debt and related interest obligations
Senior notes	$3,176	$394	$187	$950	$1,645
Term loans	473	107	366	—	—
Revolving $800 million credit facility	238	—	238	—	—
Other debt	7	7	—	—	—
Interest on senior notes	1,049	128	241	191	489
Total debt and related interest obligations	4,943	636	1,032	1,141	2,134
Operating leases	1,482	238	365	268	611
U.K. pension contractual obligations	277	55	103	70	49
Acquisition liabilities	142	59	83	—	—
Other contractual obligations (i)	142	47	44	13	38
	$6,986	$1,035	$1,627	$1,492	$2,832
____________________

(i)
Other contractual obligations include capital lease commitments, put option obligations and investment fund capital call obligations, the timing of which are included at the earliest point they may fall due.

Debt obligations and facilities — The Company’s material debt and related interest obligations at December 31, 2016 are shown in the above table. Mandatory repayments of debt over the next 12 months include maturity of the 6.200% senior notes due 2017 and the scheduled repayment of the current portion of the Company’s 7-year and 2019 term loans. The Company also has the right, at its option, to prepay indebtedness under the credit facility without further penalty and to redeem the senior notes by paying a ‘make-whole’ premium as provided under the applicable debt instrument.
Operating Leases — We lease office space and furniture under operating lease agreements with terms typically ranging from three to twenty years. We have determined that there is not a large concentration of leases that will expire in any one fiscal year. Consequently, management anticipates that any increase in future rent expense on leases will be mainly market-driven. We also lease cars and selected computer equipment under operating lease agreements. For acquired operating leases, intangible assets or liabilities have been recognized for the difference between the contractual cash obligations and the estimated market rates at the time of acquisition. These intangibles are amortized to rent expense but do not affect our contractual cash obligations. See further discussion in Item 8, Note 13 — Commitments and Contingencies to the Consolidated Financial Statements in this Annual Report on Form 10-K.
Pension Contributions — The Company has agreed with Trustees of certain plans in the U.K. to contribute deficit funding and minimum ongoing accrual of benefits funding and presented those obligations in the table above. These obligations exclude any potential funding level contributions, which are dependent on future funding level assessments. There are no contractual obligations for our U.S. pension plans. Our total expected contributions to all qualified pension plans, including amounts presented above, for the year ending December 31, 2017 are projected to be $128 million. Additionally, the Company expects to pay $60 million in benefits directly to participants for the year ended 2017.
Uncertain Tax Positions — The table above does not include liabilities for uncertain tax positions under ASC 740, Income Taxes. The settlement period for the $56 million liability, which excludes interest and penalties, cannot be reasonably estimated since it depends on the timing and possible outcomes of tax examinations with various tax authorities.
Guarantees, Acquisition Liabilities and Other Contractual Obligations — Information regarding guarantees and other contractual obligations and their impact on the financial statements is set forth in Item 8, Note 13 — Commitments and Contingencies to the Consolidated Financial Statements in this Annual Report on Form 10-K and is incorporated herein by reference.
Claims, Lawsuits and Other Proceedings, including Stanford Financial Group Litigation — Information regarding claims, lawsuits and other proceedings, including the Stanford Financial Group litigation, and their impact on the consolidated financial statements is set forth in Item 8, Note 13 — Commitments and Contingencies to the Consolidated Financial Statements in this Annual Report on Form 10-K and is incorporated herein by reference.

Non-GAAP Financial Measures
Effective from January 1, 2016, we have made changes to the non-GAAP financial measures that we use to provide additional meaningful methods of evaluating the Company’s financial performance and have replaced our underlying and organic measures with those described below.
These changes have been made both as a direct consequence of the Merger and to simplify and better align these measures with how we internally assess core performance and benchmark our operating results versus competitors.
In order to assist readers of our consolidated financial statements in understanding the core operating results that Willis Towers Watson’s management uses to evaluate the business and for financial planning, we present non-GAAP measures: (1) Adjusted Revenues, (2) Constant Currency Change, (3) Organic Change, (4) Adjusted Operating Income, (5) Adjusted EBITDA, (6) Adjusted Net Income, (7) Adjusted Diluted Earnings Per Share, (8) Adjusted Income Before Taxes, (9) Adjusted Income Taxes/Tax Rate and (10) Free Cash Flow. The Company believes that these measures are relevant and provide useful information widely used by analysts, investors and other interested parties in our industry to provide a baseline for evaluating and comparing our operating and liquidity results.
Within these measures, we have adjusted for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. These items include the following:

•
Restructuring and Transaction and integration expenses - Management believes it is appropriate to adjust for restructuring and transaction and integration expenses when they relate to a specific significant program with a defined set of activities and costs that are not expected to continue beyond a defined period of time. We believe the adjustment is necessary to present how the Company is performing, both now and in the future when these programs will have concluded.

•	Fair value adjustment to deferred revenue - Adjustment to normalize for the deferred revenue written down as part of the purchase accounting for the Merger.

•	Gains and losses on disposals of operations - Adjustment to remove the results of disposed operations.

•	Provision for Stanford litigation - The provision for the Stanford litigation matter, which we consider to be a non-ordinary course litigation matter.

•	Venezuelan currency devaluation - Foreign exchange losses incurred as a consequence of the Venezuelan government’s enforced changes to exchange rate mechanisms.

•	Deferred tax valuation allowance - Adjustment to remove the effects of a release of the valuation allowance against certain U.S. deferred tax assets.

•	Gain on remeasurement of equity interests - The Company recognized a gain as a result of remeasuring its prior equity interest in Gras Savoye held before the business combination.
These measures are different than those reported in our Form 10-K for the year ended December 31, 2015 and filed with the SEC on February 29, 2016. Historical non-GAAP measures have been recalculated using management’s new metrics for 2016.
These non-GAAP measures are not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies. Non-GAAP measures should be considered in addition to, and not as a substitute for, the information contained within our consolidated financial statements.
The pro forma financial information is only for Willis and Towers Watson and does not include Gras Savoye or other M&A activity on a pro forma basis.
Adjusted Revenues
We consider Adjusted Revenues to be an important financial measure, which is used to internally evaluate and assess our core operations and to benchmark our operating results against our competitors. Adjusted Revenues presents relevant period-over-period comparisons of revenues by excluding the impact of purchase accounting rules.
Adjusted Revenues is defined as Total revenues adjusted for the fair value adjustment for deferred revenues that would otherwise have been recognized but for the purchase accounting treatment of these transactions. GAAP accounting requires the elimination of this revenue.

We have included the reconciliation of Total revenues to Adjusted Revenues in the table below, together with our reconciliation of the pro forma revenues change to the constant currency and organic changes.
Constant Currency Change and Organic Change
We evaluate our revenues on an as reported (U.S. GAAP), constant currency and organic basis. We believe providing constant currency and organic information provides valuable supplemental information regarding our comparable results, consistent with how we evaluate our performance internally.

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

•
Organic Change - The organic presentation excludes both the impact of fluctuations in foreign currency exchange rates, as described above, as well as the period-over-period impact of acquisitions and divestitures. We believe that excluding transaction-related items from our GAAP financial measures provides useful supplemental information to our investors, and it is important in illustrating what our core operating results would have been had we not incurred these transaction-related items, since the nature, size and number of these transaction-related items can vary from period to period.

The constant currency and organic change results, and a reconciliation from the as reported results for consolidated revenues are included in the As Reported Consolidated Financial Information section within this Form 10-K. These measures are also reported by segment in the As Reported Segment Revenues Analysis tables in that discussion and analysis.
A reconciliation of Total revenues to Adjusted Revenues for the year ended December 31, 2016 and pro forma 2015, and a reconciliation of the pro forma change to the constant currency and organic change for the year ended December 31, 2016 is as follows:

	Year Ended December 31,			Components of Change
		Pro Forma	Pro Forma Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2016	2015
	(in millions)
Total revenues	$7,887	$7,492	5%	(3)%	8%	7%	1%
Fair value adjustment for deferred revenue	58	—
Adjusted Revenues	$7,945	$7,492	6%	(3)%	9%	7%	2%
Adjusted Operating Income
We consider Adjusted Operating Income to be an important financial measure, which is used to internally evaluate and assess our core operations and to benchmark our operating results against our competitors.
Adjusted Operating Income is defined as Income from Operations adjusted for amortization, restructuring costs, transaction and integration expenses, the fair value adjustment for deferred revenue and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results.

A reconciliation of Income from Operations to Adjusted Operating Income for the year ended December 31, 2016 and pro forma year ended December 31, 2015 is as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015
	Willis Towers Watson	Legacy Willis	Pro Forma Towers Watson (i)	Pro Forma Willis Towers Watson
	(in millions)
Income from operations	$551	$427	338	$765
Adjusted for certain items:
Amortization	591	76	459	535
Restructuring costs	193	126	—	126
Transaction and integration expenses	177	73	(58)	15
Provision for the Stanford litigation	50	70	—	70
Fair value adjustment for deferred revenue	58	—	—	—
Adjusted Operating Income	$1,620	$772	$739	$1,511
____________________

(i)	Includes pro forma adjustments made in the Supplementary Pro Forma Financial Information section in this Form 10-K.
Adjusted Operating Income for the year ended December 31, 2016 was $1.6 billion, compared to pro forma $1.5 billion for the year ended December 31, 2015, an increase of $109 million. The increase in Adjusted Operating Income for the year ended December 31, 2016 was primarily driven by our acquisition of Gras Savoye, the settlement with JLT of £28 million ($41 million) related to the Fine Art, Jewellery and Specie team, and the performance of our Exchange Solutions segment.
Adjusted EBITDA
We consider Adjusted EBITDA to be an important financial measure, which is used to internally evaluate and assess our core operations, to benchmark our operating results against our competitors, and to evaluate and measure our performance-based compensation plans.
Adjusted EBITDA is defined as Net Income adjusted for provision for income taxes, interest expense, depreciation and amortization, restructuring costs, transaction and integration expenses, the fair value adjustment for deferred revenue, gain on disposal of operations and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results.

A reconciliation of net income to Adjusted EBITDA for the year ended December 31, 2016 and pro forma year ended December 31, 2015 is as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015
	Willis Towers Watson	Legacy Willis	Pro Forma Towers Watson (i)	Pro Forma Willis Towers Watson
	(in millions)
NET INCOME	$438	$384	$268	$652
(Benefit from)/provision for income taxes	(96)	(33)	103	70
Interest expense	184	142	22	164
Depreciation	178	95	64	159
Amortization	591	76	459	535
EBITDA	1,295	664	916	1,580
Restructuring costs	193	126	—	126
Transaction and integration expenses	177	73	(58)	15
Provision for the Stanford litigation	50	70	—	70
Fair value adjustment for deferred revenue	58	—	—	—
Gain on disposal of operations	(2)	(25)	(55)	(80)
Venezuela currency devaluation	—	30	—	30
Gain on remeasurement of equity interests	—	(59)	—	(59)
Adjusted EBITDA	$1,771	$879	$803	$1,682
____________________

(i)	Includes pro forma adjustments made in the Supplementary Pro Forma Financial Information section in this Form 10-K.
Adjusted EBITDA for the year ended December 31, 2016 was $1.8 billion, compared to pro forma $1.7 billion for the year ended December 31, 2015, an increase of $89 million. The increase in Adjusted EBITDA for the year ended December 31, 2016 was primarily driven by our acquisition of Gras Savoye, the settlement with JLT of £28 million ($41 million) related to the Fine Art, Jewellery and Specie team, and the performance of our Exchange Solutions segment.
Adjusted Net Income and Adjusted Diluted Earnings Per Share
Adjusted Net Income is defined as Net Income Attributable to Willis Towers Watson adjusted for amortization, restructuring costs, transaction and integration expenses, the fair value adjustment of deferred revenue, gain on disposal of operations and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results and the related tax effect of those adjustments. This measure is used solely for the purpose of calculating adjusted diluted earnings per share.
Adjusted Diluted Earnings Per Share is used to internally evaluate and assess our core operations and to benchmark our operating results against our competitors. Adjusted Diluted Earnings Per Share is defined as Adjusted Net Income divided by the weighted average number of shares of common stock, diluted.

A reconciliation of net income attributable to Willis Towers Watson to adjusted diluted earnings per share for the year ended December 31, 2016 and 2015 is as follows:

	Year Ended December 31,
	2016	2015 (ii)
	Willis Towers Watson	Legacy Willis
	(in millions, except per share amounts)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$420	$373
Adjusted for certain items:
Amortization	591	76
Restructuring costs	193	126
Transaction and integration expenses	177	73
Provision for the Stanford litigation	50	70
Fair value adjustment for deferred revenue	58	—
Gain on disposal of operations	(2)	(25)
Venezuela currency devaluation	—	30
Gain on remeasurement of equity interests	—	(59)
Tax effect on certain items listed above (i)	(320)	(83)
Deferred tax valuation allowance	(69)	(96)
Adjusted Net Income	$1,098	$485

Weighted average shares of common stock — diluted (millions of shares)	138	69

Diluted earnings per share, as reported from continuing operations	$3.04	$5.41
Adjusted for certain acquisition related items:
Amortization	4.28	1.10
Restructuring costs	1.40	1.83
Transaction and integration expenses	1.28	1.06
Provision for the Stanford litigation	0.36	1.01
Fair value adjustment for deferred revenue	0.42	—
Gain on disposal of operations	(0.01)	(0.36)
Venezuela currency devaluation	—	0.43
Gain on remeasurement of equity interests	—	(0.86)
Tax effect on certain items listed above (i)	(2.31)	(1.20)
Deferred tax valuation allowance	(0.50)	(1.39)
Adjusted Diluted Earnings Per Share	$7.96	$7.03
____________________

(i)	The tax effect was calculated using the statutory tax rate applicable to the item being adjusted for in the jurisdiction from which each adjustment arises.

(ii)
We have not presented this measure on a comparative pro forma basis because it is not practical to present the 2015 adjusted income tax effects on a pro forma basis, as making tax-effected non-GAAP adjustments on a proforma basis would be highly speculative in nature.

Adjusted Income Before Taxes and Adjusted Income Taxes/Tax Rate
Adjusted Income Before Taxes is defined as Income from continuing operations before income taxes and interest in earnings of associates adjusted for amortization, restructuring costs, transaction and integration expenses, the fair value adjustment of deferred revenue, gain on disposal of operations and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results. Adjusted income before taxes is used solely for the purpose of calculating the adjusted income tax rate.
Adjusted Income Tax Rate is defined as Provision for income taxes adjusted for taxes on certain items of amortization, restructuring costs, transaction and integration expenses, the fair value adjustment for deferred revenue, gain on disposal of operations and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results, divided by Adjusted Income Before Taxes. Adjusted income taxes is used solely for the purpose of calculating the Adjusted Income Tax Rate.
Management believes the Adjusted Income Tax Rate presents a rate that is more closely aligned to the rate we would incur if not for the reduction of pre-tax income of the adjusted items, which are not core to our current and future operations.
A reconciliation of income from continuing operations before income taxes and interest in earnings of associates to adjusted income and provision for income taxes to adjusted income taxes for the year ended December 31, 2016 is as follows:

Year Ended December 31, 2016 (iii)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	$340
Adjusted for certain items:
Amortization	591
Restructuring costs	193
Transaction and integration expenses	177
Provision for the Stanford litigation	50
Fair value adjustment for deferred revenue	58
Gain on disposal of operations	(2)
Adjusted income before taxes	$1,407

Provision for income taxes	$(96)
Deferred tax valuation allowance	69
Tax effect on certain items listed above (i)	320
Adjusted income taxes	$293
Tax
GAAP tax rate (ii)	(28.1)%
Adjusted income tax rate (ii)	20.8%
____________________

(i)	The tax effect and effective tax rate were calculated using the statutory tax rate applicable to the item being adjusted for in the jurisdiction from which each adjustment arises.

(ii)
These effective tax rates are calculated using extended values from our consolidated statement of operations for this reconciliation, and are therefore more precise tax rates than can be calculated from rounded values.

(iii)
We have not presented this measure on a comparative basis because it is not practical to present the 2015 adjusted income tax rate on a pro forma basis, as making tax-effected non-GAAP adjustments on a proforma basis would be highly speculative in nature.

Free Cash Flow
Free Cash Flow is used to evaluate our liquidity, and is defined as cash flows from operating activities less cash used to purchase fixed assets and software for internal use.
A summary of our cash flows from operating, investing and financing activities, along with a reconciliation of cash flows from operating activities to Free Cash Flow is as follows:

	Years ended December 31,
	2016	2015	2014
	(in millions)
Net cash from operating activities	$920	$243	$477
Net cash from/(used in) investing activities	195	(943)	(276)
Net cash (used in)/from financing activities	$(762)	$641	$(323)

Net cash from operating activities	$920	$243	$477
Less: Additions to fixed assets and software for internal use	(218)	(146)	(113)
Free Cash Flow	$702	$97	$364
Free cash flow for the year ended December 31, 2016 was $702 million, compared to free cash flow of $97 million for the year ended December 31, 2015. The $677 million increase in cash from operations in the year ended December 31, 2016 compared to the year ended December 31, 2015 was the primary driver for the increase in free cash flow period-over-period, and was primarily due to cash from operations from Legacy Towers Watson and Gras Savoye.
Critical Accounting Policies and Estimates
These consolidated financial statements conform to U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. The areas that we believe are critical accounting policies include valuation of billed and unbilled receivables from clients, discretionary compensation, income taxes, commitments, contingencies and accrued liabilities, pension assumptions, and goodwill and intangible assets. The critical accounting policies discussed below involve making difficult, subjective or complex accounting estimates that could have a material effect on our financial condition and results of operations. These critical accounting policies require us to make assumptions about matters that are highly uncertain at the time of the estimate or assumption. Different estimates that we could have used, or changes in estimates that are reasonably likely to occur, may have a material effect on our financial condition and results of operations.
Valuation of Billed and Unbilled Receivables from Clients
We maintain allowances for doubtful accounts to reflect estimated losses resulting from the clients’ failure to pay for the services after the services have been rendered, including allowances when client disputes may exist. The related provision is recorded as a reduction to revenue. Our allowance policy is based on the aging of the billed and unbilled client receivables and has been developed based on the write-off history. Facts and circumstances such as the average length of time the receivables are past due, general market conditions, current economic trends and our clients’ ability to pay may cause fluctuations in our valuation of billed and unbilled receivables.
Discretionary Compensation
Our compensation program includes a discretionary bonus that is determined by management and has historically been paid once per fiscal year in the form of cash and/or deferred stock units after our annual operating results are finalized.
An estimated annual bonus amount is initially developed at the beginning of each fiscal year in conjunction with our budgeting process. Estimated annual operating performance is reviewed quarterly and the discretionary annual bonus amount is then adjusted, if necessary, by management to reflect changes in the forecast of pre-bonus profitability for the year.

Income Taxes
The Company recognizes deferred tax assets and liabilities for the estimated future tax consequences of events attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and capital loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in the statement of operations in the period in which the change is enacted. Deferred tax assets are reduced through the establishment of a valuation allowance at such time as, based on available evidence, it is more likely than not that the deferred tax assets will not be realized. The Company adjusts valuation allowances to measure deferred tax assets at the amount considered realizable in future periods if the Company’s facts and assumptions change. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and the results of recent financial operations. We place more reliance on evidence that is objectively verifiable.
Commitments, Contingencies and Accrued Liabilities
We have established provisions against various actual and potential claims, lawsuits and other proceedings relating principally to alleged errors and omissions in connection with the placement of insurance and reinsurance and consulting services in the ordinary course of business. Such provisions cover claims that have been reported but not paid and also claims that have been incurred but not reported. These provisions are established based on actuarial estimates together with individual case reviews and are believed to be adequate in the light of current information and legal advice. In certain cases, where a range of loss exists, we accrue the minimum amount in the range if no amount within the range is a better estimate than any other amount.
See Note 13 — Commitments and Contingencies in Item 8 within this Annual Report on Form 10-K.
Pension Assumptions
We maintain defined benefit pension plans for employees in several countries, with the most significant defined benefit plans offered in the U.S. and U.K. Our disclosures in Note 12 — Retirement Benefits contain additional information about our other less significant but material retirement plans. Within our critical accounting policy discussion, we have excluded analysis for plans outside of those noted in the description below, as any variance of recorded information based on management’s estimates would be immaterial.
Descriptions of our U.S. and U.K. plans, which comprise 91% of our projected benefit obligations and 94% of our plan assets, are below:
United States
Legacy Willis – This plan covers approximately one third of the Legacy Willis employees in the United States and is now frozen with no new entrants nor future accruals.
Legacy Towers Watson – This plan covers substantially all Legacy Towers Watson U.S. employees, with the exception of certain employees of our Exchange Solutions segment. Prior to December 31, 2010, employees earned benefits under their original plan formulas, which were frozen on December 31, 2011. Beginning January 1, 2012, all Legacy Towers Watson employees, including named executive officers, accrue qualified and non-qualified benefits under a stable value pension design.
2017 Changes – The Legacy Towers Watson plan’s current non-contributory stable value formula is not available to employees hired or rehired on or after January 1, 2017. Beginning July 1, 2017, Legacy Towers Watson employees participating in the Plan will accrue benefits under a new non-contributory stable value pension formula. Also beginning July 1, 2017, the Plan will cover newly eligible employees, including employees hired on or after January 1, 2017, and employees from Legacy Willis and the Exchange Solutions segment, who elect to participate (who do not ‘opt out’) under a new contributory stable value pension formula.

United Kingdom
Legacy Willis – This plan covers approximately one third of the Legacy Willis employees in the United Kingdom. The plan is now closed to new entrants. New employees in the United Kingdom are offered the opportunity to join a defined contribution plan.
Legacy Towers Watson – Benefit accruals earned under the Legacy Watson Wyatt defined benefit plan (predominantly pension benefits) ceased on February 28, 2015, although benefits earned prior to January 1, 2008 retain a link to salary until the employee leaves the Company.  Benefit accruals earned under the legacy Towers Perrin defined benefit plan (predominantly lump sum benefits) were frozen on March 31, 2008.  All participants now accrue defined contribution benefits.
Legacy Miller – The plan provides retirement benefits based on members’ salaries at the point at which they ceased to accrue benefits under the scheme.
The determination of the Company’s obligations and annual expense under the plans is based on a number of assumptions that, given the longevity of the plans, are long-term in focus. A change in one or a combination of these assumptions could have a material impact on our projected benefit obligation. However, certain of these changes, such as changes in the discount rates and other actuarial assumptions, are not recognized immediately in net income, but are instead recorded in other comprehensive income. The accumulated gains and losses not yet recognized in net income are amortized into net income as a component of the net periodic benefit cost/(credit) based on the average working life expectancy of each of the plan’s active participants to the extent that the net gains or losses as of the beginning of the year exceed 10% of the greater of the market-related value of plan assets or the projected benefit obligation.
Willis Towers Watson considers several factors prior to the start of each fiscal year when determining the appropriate annual assumptions, including economic forecasts, relevant benchmarks, historical trends, portfolio composition and peer company comparisons. These assumptions, used to determine our pension liabilities and pension expense are reviewed annually by senior management and changed when appropriate. A discount rate will be changed annually if underlying rates have moved, whereas the expected long-term return on assets will be changed less frequently as longer term trends in asset returns emerge or long term target asset allocations are revised. To calculate the discount rate, we use the granular approach to determining service cost and interest cost. We began using this method to calculate the discount rate in 2016. This was treated as a change in accounting estimate, and resulted in a credit of $51 million included in our total net periodic benefit income. The expected rate of return assumptions for all plans are supported by an analysis of the weighted-average yield expected to be achieved with the anticipated makeup of investments. Other material assumptions include rates of participant mortality, and the expected long-term rate of compensation and pension increases.
Funding is based on actuarially determined contributions and is limited to amounts that are currently deductible for tax purposes, or as agreed to with the plan trustees for the U.K. plans. Since funding calculations are based on different measurements than those used for accounting purposes, pension contributions are not equal to net periodic benefit cost.
We recorded a combined $124 million net periodic benefit income for our U.S. and U.K. plans for the year ended December 31, 2016. For the U.S. and U.K. funded plans, the following table presents our estimated net periodic benefit income for 2017 and the impact to both plans of a 0.25% increase and decrease to both the expected return on assets (‘EROA’) and the discount rate assumptions, and the projected benefit obligations as of December 31, 2016 and the impact of a 0.25% increase and decrease to the discount rates:

	Totals - current estimates	Impact of 0.25% change to EROA		Impact of 0.25% change to discount rate
		Increase	Decrease	Increase	Decrease
Estimated 2017 (income):
U.S. Plans	$(27)	$(8)	$8	$2	$(2)
U.K. Plans	$(119)	$(11)	$11	$(11)	$12
Projected benefit obligation at December 31, 2016:
U.S. Plans	$4,169	N/A	N/A	$(125)	$132
U.K. Plans	$3,899	N/A	N/A	$(190)	$205
Economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear.

Goodwill and Intangible Assets — Impairment Review
In applying the acquisition method of accounting for business combinations, amounts assigned to identifiable assets and liabilities acquired were based on estimated fair values as of the date of acquisition, with the remainder recorded as goodwill. Intangible assets are initially valued at fair value using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. Intangible assets with indefinite lives are tested for impairment annually as of October 1, and whenever indicators of impairment arise. The fair value of the intangible assets is compared with their carrying value and an impairment loss would be recognized for the amount by which the carrying amount exceeds the fair value. Goodwill is tested for impairment annually as of October 1, and whenever indicators of impairment arise.
Goodwill is tested at the reporting unit level, and the Company had eight reporting units as of October 1, 2016.
During fiscal year 2016, the Company performed Step 1 of the two-step impairment test for all reporting units. Each of the reporting units' estimated fair values were in excess of their carrying values. To perform the test, we used valuation techniques to estimate the fair value of a reporting unit that fall under income or market approaches. Under the discounted cash flow method, an income approach, the business enterprise value is determined by discounting to present value the terminal value which is calculated using debt-free after-tax cash flows for a finite period of years. Key estimates in this approach were internal financial projection estimates prepared by management, business risk, and expected rates of return on capital. The guideline company method, a market approach, develops valuation multiples by comparing our reporting units to similar publicly traded companies. Key estimates and selection of valuation multiples rely on the selection of similar companies, obtaining estimates of forecast revenues and EBITDA estimates for the similar companies and selection of valuation multiples as they apply to the reporting unit characteristics. Under the similar transactions method, a market approach, actual transaction prices and operating data from companies deemed reasonably similar to the reporting units is used to develop valuation multiples as an indication of how much a knowledgeable investor in the marketplace would be willing to pay for the business units.
If the Company was required to perform Step 2, we would determine the implied fair value of the reporting unit used in Step 1 to all of the assets and liabilities of that reporting unit (including any recognized or unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. Then the implied fair value of goodwill would be compared to the carrying amount of goodwill to determine if goodwill is impaired. For the year ended December 31, 2016, we did not record any impairment losses of goodwill or intangibles.
Recent Accounting Pronouncements
While we are still in the process of analyzing the various Accounting Standards Updates (‘ASU’) issued by the Financial Accounting Standards Board (‘FASB’), those which we believe will have a material impact to our financial statements are listed below. See Note 2 — Basis of Presentation and Significant Accounting Policies within Item 8 of this Form 10-K for additional information.

•	ASU No. 2014-09 ‘Revenue From Contracts With Customers’

◦	The Company will adopt the standard using the modified retrospective approach on January 1, 2018.

◦
We expect certain revenue streams to have accelerated revenue recognition timing. In particular, the revenue recognition for our Retiree Medicare Exchange is expected to move from monthly ratable recognition over the policy period, to the recognition upon placement of the policy during the Company’s fourth quarter of the preceding calendar year in the amount of one year of expected commissions. Therefore, upon adoption, we will reflect an adjustment to retained earnings for the revenue that would otherwise have been recognized during our 2018 calendar year since our earnings process will have been completed during the fourth quarter of 2017.

◦
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

•	ASU No. 2016-02 ‘Leases’

◦
The majority of our leases are currently considered operating leases and will be capitalized as a lease asset on our balance sheets with a related lease liability for the obligated lease payments when the ASU is adopted. The ASU becomes effective for the Company at the beginning of the 2019 fiscal year; early adoption is permitted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial Risk Management
We are exposed to market risk from changes in foreign currency exchange rates and interest rates. In order to manage the risk arising from these exposures, we enter into a variety of interest rate and foreign currency derivatives. We do not hold financial or derivative instruments for trading purposes.
A discussion of our accounting policies for financial and derivative instruments is included in Note 2 — Basis of Presentation and Significant Accounting Policies and Note 9 — Derivative Financial Instruments of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.
Foreign Exchange Risk
Because of the large number of countries and currencies we operate in, movements in currency exchange rates may affect our results.
We report our operating results and financial condition in U.S. dollars. Our U.S. operations earn revenues and incur expenses primarily in U.S. dollars. Outside the United States, we predominantly generate revenues and expenses in the local currency with the exception of our London market operations which earn revenues in several currencies but incur expenses predominantly in Pounds sterling.
The table below gives an approximate analysis of revenues and expenses by currency in 2016.

	U.S. dollars	Pounds sterling	Euro	Other currencies
Revenues	56%	14%	14%	16%
Expenses (i)	48%	20%	13%	19%
____________________

(i)
These percentages exclude certain expenses for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. These items include Merger-related amortization of intangible assets, restructuring costs, and transaction and integration expenses.

Our principal exposures to foreign exchange risk arise from:

•	our London market operations; and

•	translation.
London market operations
The Company’s primary foreign exchange risks in its London market operations arise from changes in the exchange rate between U.S. dollars and Pounds sterling as its London market operations earn the majority of their revenues in U.S. dollars and incur expenses predominantly in Pounds sterling, and may also hold a significant net sterling asset or liability position on the balance sheet. In addition, the London market operations earn significant revenues in Euro and Japanese yen.
The foreign exchange risks in our London market operations are hedged to the extent that:

•
forecast Pounds sterling expenses exceed Pounds sterling revenues, in which case the Company limits its exposure to this exchange rate risk by the use of forward contracts matched to specific, clearly identified cash outflows arising in the ordinary course of business;

•
the U.K. operations earn significant revenues in Euro and Japanese yen, in which case the Company limits its exposure to changes in the exchange rate between the U.S. dollar and these currencies by the use of forward contracts matched to a percentage of forecast cash inflows in specific currencies and periods. In addition, we are also exposed to foreign exchange risk on any net Pounds sterling asset or liability position in our London market operations; and

•
Miller Insurance Services LLP, which is a Pounds sterling functional entity, earns significant non-functional currency revenues, in which case the Company limits its exposure to exchange rate changes by the use of forward contracts matched to a percentage of forecast cash inflows in specific currencies and periods.

However, where the foreign exchange risk relates to any Pounds sterling pension benefits assets or liability for pension benefits, we do not hedge the risk. Consequently, if our London market operations have a significant pension asset or liability, we may be exposed to accounting gains and losses, recognized in other comprehensive income or loss, if the U.S. dollar and Pounds sterling exchange rates change. We do, however, hedge the Pounds sterling contributions into the pension plan.
Translation risk
Outside our U.S. and London market operations, we predominantly earn revenues and incur expenses in the local currency. When we translate the results and net assets of these operations into U.S. dollars for reporting purposes, movements in exchange rates will affect reported results and net assets. For example, if the U.S. dollar strengthens against the Euro, the reported results of our Eurozone operations in U.S. dollar terms will be lower.
With the exception of foreign currency hedges for certain intercompany loans that are not designated as hedging instruments, we do not hedge translation risk.
The table below provides information about our foreign currency forward exchange contracts, which are sensitive to exchange rate risk. The table summarizes the U.S. dollar equivalent amounts of each currency bought and sold forward and the weighted average contractual exchange rates. All forward exchange contracts mature within three years.

	Settlement date before December 31,
	2017		2018		2019
December 31, 2016	Contract amount	Average contractual exchange rate	Contract amount	Average contractual exchange rate	Contract amount	Average contractual exchange rate
	(millions)		(millions)		(millions)
Foreign currency sold
U.S. dollars sold for Pounds sterling	$390	$1.51 = £1	$268	$1.46 = £1	$77	$1.39 = £1
Euro sold for U.S. dollars	74	€1 = $1.20	48	€1 = $1.19	14	€1 = $1.17
Japanese yen sold for U.S. dollars	21	¥110.85 = $1	13	¥110.90 - $1	5	¥98.63 = $1
Euro sold for Pounds sterling	22	€1 = £1.21	9	1 = £1.33	4	€1 = £1.24
Total	$507		$338		$100
Fair value (i)	$(65)		$(40)		$(5)
____________________

(i)
Represents the difference between the contract amount and the cash flow in U.S. dollars which would have been receivable had the foreign currency forward exchange contracts been entered into on December 31, 2016 at the forward exchange rates prevailing at that date.

	Settlement date before December 31,
	2016		2017		2018
December 31, 2015	Contract amount	Average contractual exchange rate	Contract amount	Average contractual exchange rate	Contract amount	Average contractual exchange rate
	(millions)		(millions)		(millions)
Foreign currency sold
U.S. dollars sold for Pounds sterling	$485	$1.57 = £1	$363	$1.54 = £1	$175	$1.55 = £1
Euro sold for U.S. dollars	87	€1 = $1.26	63	€1 = $1.30	29	€1 = $1.15
Japanese yen sold for U.S. dollars	26	¥111.41= $1	18	¥113.49 = $1	7	¥116.17 = $1
Euro sold for Pounds sterling	15	€1 = £1.22	5	€1 = £1.24	3	€1 = £1.38
Total	$613		$449		$214
Fair value (i)	$(13)		$(11)		$(7)
____________________

(i)
Represents the difference between the contract amount and the cash flow in U.S. dollars which would have been receivable had the foreign currency forward exchange contracts been entered into on December 31, 2015 at the forward exchange rates prevailing at that date.

Income earned within foreign subsidiaries outside of the United Kingdom is generally offset by expenses in the same local currency but the Company does have exposure to foreign exchange movements on the net income of these entities.
Interest Rate Risk
The Company has access to (i) $800 million under a revolving credit facility expiring July 23, 2018, (ii) $400 million under a revolving credit facility expiring April 28, 2017, with a repayment date of April 28, 2018, which will be available for regulatory capital purposes related to securities underwriting only, and (iii) $20 million available under another revolving credit facility which is only available for specific regulatory purposes. As of December 31, 2016, $238 million was drawn on these facilities. We are also subject to market risk from exposure to changes in interest rates based on our investing activities where our primary interest rate risk arises from changes in short-term interest rates in both U.S. dollars and Pounds sterling.
As a result of our operating activities, we receive cash for premiums and claims which we deposit in short-term investments denominated in U.S. dollars and other currencies. We earn interest on these funds, which is included in our consolidated financial statements as interest income. These funds are regulated in terms of access and the instruments in which they may be invested, most of which are short-term in maturity.
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
The table below provides information about our derivative instruments and other financial instruments that are sensitive to changes in interest rates. For interest rate swaps, the table presents notional principal amounts and average interest rates analyzed by expected maturity dates. Notional principal amounts are used to calculate the contractual payments to be exchanged under the contracts. The duration of the interest rate swaps was three years, with re-fixing periods of three months. Average fixed and variable rates are, respectively, the weighted-average actual and market rates for the interest rate hedges in place. Market rates are the rates prevailing at December 31, 2016 or 2015, as appropriate. We have evaluated the need for a sensitivity analysis, and based on the Company's debt, we believe this to be immaterial.

	Expected to mature before December 31,
December 31, 2016	2017	2018	2019	2020	2021	Thereafter	Total	Fair value(i)
	($ millions, except percentages)
Fixed rate debt
Principal	$394	—	$187	—	$950	$1,645	$3,176	$3,306
Fixed rate payable	6.200%	—	7.000%	—	4.684%	3.934%	4.620%
Floating rate debt
Principal	$107	$519	$85	—	—	—	$711	$711
Variable rate payable (ii)	2.046%	2.047%	2.020%	—	—		2.043%
Derivatives - interest rate swaps
Notional principal	—	$300	—	—	—	—	$300	—
Fixed rate receivable	—	1.167%	—	—	—	—	1.167%
Variable rate payable	—	0.567%	—	—	—	—	0.567%

	Expected to mature before December 31,
December 31, 2015	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value (i)
	($ millions, except percentages)
Fixed rate debt
Principal	$300	$394	—	$187	—	$1,025	$1,906	$2,012
Fixed rate payable	4.125%	6.200%	—	7.000%	—	5.576%	5.616%
Floating rate debt
Principal	$694	$22	$664	—	—	—	$1,380	$1,380
Variable rate payable (ii)	1.647%	2.323%	2.451%	—	—		2.045%
Derivatives - interest rate swaps
Notional principal	—	—	$300	—	—	—	$300	—
Fixed rate receivable	—	—	1.167%	—	—	—	1.167%
Variable rate payable	—	—	0.900%	—	—	—	0.900%
____________________

(i)	Represents the net present value of the expected cash flows discounted at current market rates of interest or quoted market rates as appropriate.

(ii)	Represents the estimated interest rate payable.
Credit Risk and Concentrations of Credit Risk
Credit risk represents the loss that would be recognized at the reporting date if counterparties failed to perform as contracted. The Company currently does not anticipate non-performance by its counterparties. The Company generally does not require collateral or other security to support financial instruments with credit risk.
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
Concentrations of credit risk with respect to receivables are limited due to the large number of clients and markets in which the Company does business, as well as the dispersion across many geographic areas. Management does not believe significant risk exists in connection with the Company’s concentrations of credit as of December 31, 2016.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WILLIS TOWERS WATSON
INDEX TO FORM 10-K
For the year ended December 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Willis Towers Watson Public Limited Company
Dublin, Ireland
We have audited the accompanying consolidated balance sheets of Willis Towers Watson Public Limited Company and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income/(loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Willis Towers Watson Public Limited Company and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte LLP
London, United Kingdom
March 1, 2017

WILLIS TOWERS WATSON
Consolidated Statements of Operations
(in millions of U.S. dollars, except per share data)

		Years ended December 31,
	Note	2016	2015	2014
Revenues
Commissions and fees		$7,778	$3,809	$3,767
Interest and other income		109	20	35
Total revenues		7,887	3,829	3,802
Costs of providing services
Salaries and benefits		4,646	2,303	2,314
Other operating expenses		1,551	718	659
Depreciation	7	178	95	92
Amortization	8	591	76	54
Restructuring costs	5	193	126	36
Transaction and integration expenses		177	84	—
Total costs of providing services		7,336	3,402	3,155
Income from operations		551	427	647
Interest expense		184	142	135
Other expense/(income), net	15	27	(55)	(6)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES		340	340	518
(Benefit from)/provision for income taxes	6	(96)	(33)	159
INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES		436	373	359
Interest in earnings of associates, net of tax		2	11	14
NET INCOME		438	384	373
Income attributable to noncontrolling interests		(18)	(11)	(11)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON		$420	$373	$362

EARNINGS PER SHARE (i)
Basic earnings per share	18	$3.07	$5.49	$5.40
Diluted earnings per share	18	$3.04	$5.41	$5.32

Cash dividends declared per share (i)		$1.92	$3.28	$3.18
____________________

(i)
Basic and diluted earnings per share and cash dividends declared per share, for the years ended December 31, 2015 and 2014 have been retroactively adjusted to reflect the reverse stock split on January 4, 2016. See Note 3 — Merger and Acquisitions for further details.

See accompanying notes to the consolidated financial statements

WILLIS TOWERS WATSON
Consolidated Statements of Comprehensive Income/(Loss)
(in millions of U.S. dollars)

	Note	Years ended December 31,
		2016	2015	2014
NET INCOME		$438	$384	$373
Other comprehensive (loss)/income, net of tax:
Foreign currency translation	16	(353)	(133)	(183)
Defined pension and post-retirement benefits	16	(439)	180	(179)
Derivative instruments	16	(75)	(28)	(17)
Other comprehensive (loss)/income, net of tax, before noncontrolling interests		(867)	19	(379)
Comprehensive (loss)/income before noncontrolling interests		(429)	403	(6)
Comprehensive loss/(income) attributable to noncontrolling interests		2	(1)	(5)
Comprehensive (loss)/income attributable to Willis Towers Watson		$(427)	$402	$(11)
See accompanying notes to the consolidated financial statements

WILLIS TOWERS WATSON
Consolidated Balance Sheets
(in millions of U.S. dollars, except share data)

	Note	December 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents		$870	$532
Fiduciary assets		10,505	10,458
Accounts receivable, net	14	2,080	1,258
Prepaid and other current assets	14	337	255
Total current assets		13,792	12,503
Fixed assets, net	7	839	563
Goodwill	8	10,413	3,737
Other intangible assets, net	8	4,368	1,115
Pension benefits assets	12	488	623
Other non-current assets	14	353	298
Total non-current assets		16,461	6,336
TOTAL ASSETS		$30,253	$18,839
LIABILITIES AND EQUITY
Fiduciary liabilities		$10,505	$10,458
Deferred revenue and accrued expenses		1,481	752
Short-term debt and current portion of long-term debt	10	508	988
Other current liabilities	14	876	603
Total current liabilities		13,370	12,801
Long-term debt	10	3,357	2,278
Liability for pension benefits	12	1,321	279
Deferred tax liabilities	6	864	240
Provision for liabilities	14	575	295
Other non-current liabilities	14	532	533
Total non-current liabilities		6,649	3,625
TOTAL LIABILITIES		20,019	16,426
COMMITMENTS AND CONTINGENCIES	13
REDEEMABLE NONCONTROLLING INTEREST		51	53
EQUITY
Ordinary shares, $0.000304635 nominal value; Authorized: 1,510,003,775; Issued: 137,075,068 and 68,624,892; Outstanding: 136,296,771 and 68,624,892		—	—
Ordinary shares, €1 nominal value; Authorized: 40,000; Issued 40,000 shares in 2016 and 2015		—	—
Preference shares, $0.000115 nominal value; Authorized: 1,000,000,000; Issued nil shares in 2016 and 2015		—	—
Additional paid-in capital		10,596	1,672
Retained earnings		1,452	1,597
Accumulated other comprehensive loss, net of tax	16	(1,884)	(1,037)
Treasury shares, at cost, 795,816 in 2016 and 17,519 in 2015; 40,000 shares, €1 nominal value, in 2016 and 2015		(99)	(3)
Total Willis Towers Watson shareholders’ equity		10,065	2,229
Noncontrolling interests		118	131
Total equity		10,183	2,360
TOTAL LIABILITIES AND EQUITY		$30,253	$18,839
See accompanying notes to the consolidated financial statements

WILLIS TOWERS WATSON
Consolidated Statements of Cash Flows
(in millions of U.S. dollars)

		Years ended December 31,
	Note	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME		$438	$384	$373
Adjustments to reconcile net income to total net cash from operating activities:
Depreciation	7	178	95	92
Amortization	8	591	76	54
Net periodic benefit of defined benefit pension plans		(93)	(78)	(17)
Provision for doubtful receivables from clients	14	36	5	4
(Benefit from)/provision for deferred income taxes	6	(244)	(99)	66
Share-based compensation	17	123	64	52
Non-cash foreign exchange (gain)/loss		(28)	73	39
Net gain on disposal of operations and fixed and intangible assets and gain on remeasurement of equity interests		—	(90)	(17)
Other, net		27	(8)	(16)
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable		(101)	(155)	(66)
Fiduciary assets		(249)	(508)	(887)
Fiduciary liabilities		249	508	887
Other assets		(233)	(5)	16
Other liabilities		161	(62)	(91)
Movement on provisions		65	43	(12)
Net cash from operating activities		920	243	477
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use		(218)	(146)	(113)
Capitalized software costs		(85)	—	—
Acquisitions of operations, net of cash acquired		476	(857)	(245)
Net (cash paid)/proceeds from sale of operations		(1)	44	86
Other, net		23	16	(4)
Net cash from/(used in) investing activities		195	(943)	(276)
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net (payments)/borrowings on revolving credit facility		(237)	469	—
Senior notes issued		1,606	—	—
Proceeds from issuance of other debt		404	592	—
Debt issuance costs		(14)	(5)	(3)
Repayments of debt		(1,901)	(166)	(15)
Repurchase of shares		(396)	(82)	(213)
Proceeds from issuance of shares and excess tax benefit		63	131	139
Payments of deferred and contingent consideration related to acquisitions	13	(67)	—	—
Dividends paid		(199)	(277)	(210)
Acquisitions of and dividends paid to noncontrolling interests		(21)	(21)	(21)
Net cash (used in)/from financing activities		(762)	641	(323)
INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS		353	(59)	(122)
Effect of exchange rate changes on cash and cash equivalents		(15)	(44)	(39)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		532	635	796
CASH AND CASH EQUIVALENTS, END OF PERIOD		$870	$532	$635

See accompanying notes to the consolidated financial statements

WILLIS TOWERS WATSON
Consolidated Statements of Changes in Equity
(in millions of U.S. dollars and numbers of shares in thousands)

	Shares outstanding (i)	Ordinary shares and APIC (ii)	Retained Earnings	Treasury Shares	AOCL (iii)	Total WTW shareholders’ equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling interests (iv)	Total
Balance as of January 1, 2014	67,520	$1,316	$1,595	$(3)	$(693)	$2,215	$28	$2,243	$—
Shares repurchased	(1,906)	—	(213)	—	—	(213)	—	(213)	—
Net income	—	—	362	—	—	362	11	373	—	$373
Dividends	—	—	(214)	—	—	(214)	(17)	(231)	—
Other comprehensive income/(loss)	—	—	—	—	(373)	(373)	(2)	(375)	(4)	$(379)
Issue of shares under employee stock compensation plans and related tax benefits of $12	1,832	146	—	—	—	146	—	146	—
Issue of shares for acquisitions	14	1	—	—	—	1	—	1	—
Share-based compensation	—	52	—	—	—	52	—	52	—
Additional noncontrolling interests	—	—	—	—	—	—	2	2	63
Foreign currency translation	—	9	—	—	—	9	—	9	—
Balance as of December 31, 2014	67,460	$1,524	$1,530	$(3)	$(1,066)	$1,985	$22	$2,007	$59
Shares repurchased	(646)	—	(82)	—	—	(82)	—	(82)	—
Net income	—	—	373	—	—	373	8	381	3	$384
Dividends	—	—	(224)	—	—	(224)	(11)	(235)	(5)
Other comprehensive income/(loss)	—	—	—	—	29	29	(6)	23	(4)	$19
Issue of shares under employee stock compensation plans and related tax benefits of $4	1,811	128	—	—	—	128	—	128	—
Share-based compensation	—	64	—	—	—	64	—	64	—
Additional noncontrolling interest	—	(53)	—	—	—	(53)	118	65	—
Foreign currency translation	—	9	—	—	—	9	—	9	—
Balance as of December 31, 2015	68,625	$1,672	$1,597	$(3)	$(1,037)	$2,229	$131	$2,360	$53
Shares repurchased	(3,170)	—	(300)	(96)	—	(396)	—	(396)	—
Net income	—	—	420	—	—	420	11	431	7	$438
Dividends	—	—	(265)	—	—	(265)	(9)	(274)	(5)
Other comprehensive (loss)/income	—	—	—	—	(847)	(847)	(16)	(863)	(4)	$(867)
Issue of shares under employee stock compensation plans and related tax benefits of $3	1,342	66	—	—	—	66	—	66	—
Issue of shares for acquisitions	69,500	8,686	—	—	—	8,686	—	8,686	—
Replacement share-based compensation awards issued on acquisition	—	37	—	—	—	37	—	37	—
Share-based compensation	—	123	—	—	—	123	—	123	—
Additional noncontrolling interests	—	7	—	—	—	7	1	8	—
Foreign currency translation	—	5	—	—	—	5	—	5	—
Balance as of December 31, 2016	136,297	$10,596	$1,452	$(99)	$(1,884)	$10,065	$118	$10,183	$51
____________________

(i)
The nominal value of the ordinary shares and the number of ordinary shares issued in the years ended December 31, 2015 and 2014 have been retroactively adjusted to reflect the reverse stock split on January 4, 2016. See Note 3 — Merger and Acquisitions for further details.

(ii)	Additional paid-in capital (‘APIC’).

(iii)	Additional other comprehensive loss, net of tax (‘AOCL’).

(iv)	The noncontrolling interest is related to Max Matthiessen Holding AB.

See accompanying notes to the consolidated financial statements

WILLIS TOWERS WATSON
Notes to the Consolidated Financial Statements
(Tabular amounts are in millions of U.S. dollars, except per share data)
Note 1 — Nature of Operations
Willis Towers Watson is a leading global advisory, broking and solutions company that helps clients around the world turn risk into a path for growth. Willis Towers Watson has more than 41,000 employees and services clients in more than 140 countries and territories. We design and deliver solutions that manage risk, optimize benefits, cultivate talent, and expand the power of capital to protect and strengthen institutions and individuals. Our unique perspective allows us to see the critical intersections between talent, assets and ideas - the dynamic formula that drives business performance.
We offer clients a broad range of services to help them to identify and control their risks, and to enhance business performance by improving their ability to attract, retain and engage a talented workforce. Our risk control services range from strategic risk consulting (including providing actuarial analysis), to a variety of due diligence services, to the provision of practical on-site risk control services (such as health and safety or property loss control consulting), as well as analytical and advisory services (such as hazard modeling and reinsurance optimization studies). We assist clients in planning how to manage incidents or crises when they occur. These services include contingency planning, security audits and product tampering plans. We help our clients enhance their business performance by delivering consulting services, technology and solutions that help organizations anticipate, identify and capitalize on emerging opportunities in human capital management as well as investment advice to help our clients develop disciplined and efficient strategies to meet their investment goals.
As an insurance broker, we act as an intermediary between our clients and insurance carriers by advising our clients on their risk management requirements, helping clients determine the best means of managing risk and negotiating and placing insurance with insurance carriers through our global distribution network. We operate the largest private Medicare exchange in the United States (‘U.S.’). Through this exchange and those for active employees, we help our clients move to a more sustainable economic model by capping and controlling the costs associated with healthcare benefits.
We are not an insurance company, and therefore we do not underwrite insurable risks for our own account.
We believe our broad perspective allows us to see the critical intersections between talent, assets and ideas - the dynamic formula that drives business performance.
The Merger with Towers Watson that closed on January 4, 2016 affects the comparability between 2016 and other periods presented. See Note 3 — Merger and Acquisitions for additional information.
Note 2 — Basis of Presentation and Significant Accounting Policies
Significant Accounting Policies
Conforming reclassifications — Certain reclassifications have been made to prior period amounts to conform to the current year presentation. A material reclassification within the 2015 Consolidated Statement of Operations was made to reclassify $84 million of Transaction and integration expenses from Salary and benefits and Other operating expenses of $3 million and $81 million, respectively. This reclassification was made to present information on a comparable basis.
Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Willis Towers Watson and those of our majority-owned and controlled subsidiaries. Intercompany accounts and transactions have been eliminated.
We determine whether we have a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (‘VIE’). Variable interest entities are entities that lack one or more of the characteristics of a voting interest entity and therefore require a different approach in determining which party involved with the VIE should consolidate the entity. With a VIE, either the entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties, or the equity holders, as a group, do not have the power to direct the activities that most significantly impact its financial performance, the obligation to absorb expected losses of the entity, or the right to receive the expected residual returns of the entity. The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and is required to consolidate the VIE.
Voting interest entities are entities that have sufficient equity and provide equity investors voting rights that give them the power to make significant decisions related to the entity’s operations. The usual condition for a controlling financial interest in a voting interest entity is ownership of a majority voting interest. Accordingly, we consolidate our voting interest entity investments in which we hold, directly or indirectly, more than 50% of the voting rights.

Use of Estimates — These consolidated financial statements conform to accounting principles generally accepted in the United States of America (‘U.S. GAAP’), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Estimates are used when accounting for revenue recognition, the selection of useful lives of fixed and intangible assets, impairment testing, valuation of billed and unbilled receivables from clients, discretionary compensation, income taxes, pension assumptions, incurred but not reported claims, legal reserves and goodwill and intangible assets.
Going Concern — Management evaluates at each annual and interim period whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. Management’s evaluation is based on relevant conditions and events that are known and reasonably knowable at the date that the consolidated financial statements are issued. Management has concluded that there are no conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date of these financial statements.
Fair Value of Financial Instruments — The carrying values of our cash and cash equivalents, accounts receivable, accrued expenses, revolving lines of credit and term loans approximate their fair values because of the short maturity and liquidity of those instruments. We consider the difference between carrying value and fair value to be immaterial for our senior notes. The fair value of our senior notes are considered Level 2 financial instruments as they are corroborated by observable market data. See Note 11 — Fair Value Measurements for additional information about our measurements of fair value.
Investments in Associates — Investments are accounted for using the equity method of accounting, included within other non-current assets in the consolidated balance sheets, if the Company has the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company has an equity ownership in the voting stock of the investee between 20 and 50 percent, although other factors, such as representation on the Board of Directors and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment is carried at the cost of acquisition, plus the Company’s equity in undistributed net income since acquisition, less any dividends received since acquisition.
The Company periodically reviews its investments in associates for which fair value is less than cost to determine if the decline in value is other than temporary. If the decline in value is judged to be other than temporary, the cost basis of the investment is written down to fair value. The amount of any write-down is included in the consolidated statements of operations.
Common Shares Split — On January 4, 2016, the Company effected a 1 to 2.6490 reverse share split to shareholders of record as of January 4, 2016. All share and per share information has been retroactively adjusted to reflect the reverse share split and show the new number of shares. See Note 3 — Merger and Acquisitions for additional information about our Merger and reverse share split.
Cash and Cash Equivalents — Cash and cash equivalents primarily consist of time deposits with original maturities of 90 days or less. Willis Limited, our U.K. brokerage subsidiary regulated by the Financial Conduct Authority, is currently required to maintain $140 million in unencumbered and available funds, of which at least $79 million must be in cash, for regulatory purposes. Term deposits and certificates of deposits with original maturities greater than 90 days are considered to be short-term investments. There is no restricted cash included in our cash and cash equivalents balance, as these amounts are included in fiduciary assets.
Fiduciary Assets and Liabilities — Fiduciary funds represent unremitted premiums received from insureds and unremitted claims or refunds received from insurers. Fiduciary funds are generally required to be kept in certain regulated bank accounts subject to guidelines which emphasize capital preservation and liquidity. Such funds are not available to service the Company’s debt or for other corporate purposes. Notwithstanding the legal relationships with insureds and insurers, the Company is entitled to retain investment income earned on fiduciary funds in accordance with industry custom and practice and, in some cases, as supported by agreements with insureds. The period for which the Company holds such funds is dependent upon the date the insured remits the payment of the premium to the Company, or the date the Company receives refunds from the insurers, and the date the Company is required to forward such payment to the insurer, or insured, respectively. In certain instances, the Company advances premiums, refunds or claims to insurance underwriters or insureds prior to collection. Such advances are made from fiduciary funds and are reflected in the consolidated balance sheets as fiduciary assets. Fiduciary liabilities represent the obligations to remit fiduciary funds and fiduciary receivables to insurers or insureds. Certain of our health and welfare benefits administration outsourcing agreements require us to hold funds on behalf of clients to pay obligations on their behalf. These amounts are included in fiduciary assets and fiduciary liabilities on the consolidated balance sheets.
Accounts Receivable — Accounts receivable includes both billed and unbilled receivables and is stated at estimated net realizable values. Provision for billed receivables is recorded, when necessary, in an amount considered by management to be sufficient to meet probable future losses related to uncollectible accounts. Accrued and unbilled receivables are stated at net realizable value which includes an allowance for accrued and unbillable amounts. See Note 14 — Supplementary Information for Certain Balance Sheet Accounts for additional information about our accounts receivable.
Income Taxes — The Company recognizes deferred tax assets and liabilities for the estimated future tax consequences of events attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and capital loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in the consolidated statement of operations in the period in which the change is enacted. Deferred tax assets are reduced through the establishment of a valuation allowance at such time as, based on available evidence, it is more likely than not that the deferred tax assets will not be realized. The Company adjusts valuation allowances to measure deferred tax assets at the amounts considered realizable in future periods if the Company’s facts and assumptions change. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and the results of recent financial operations. We place more reliance on evidence that is objectively verifiable.
Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination. The Company recognizes the benefit of uncertain tax positions in the financial statements when it is more likely than not that the position will be sustained on the basis of the technical merits of the position assuming the tax authorities have full knowledge of the position and all relevant facts. Recognition also occurs upon either the lapse of the relevant statute of limitations, or when positions are effectively settled. The benefit recognized is the largest amount of tax benefit that is greater than 50 percent likely to be realized on settlement with the tax authority. The Company adjusts its recognition of uncertain tax benefits in the period in which new information is available impacting either the recognition or measurement of its uncertain tax positions. Such adjustments are reflected as increases or decreases to income taxes in the period in which they are determined.
The Company recognizes interest and penalties relating to unrecognized tax benefits within income taxes. See Note 6 — Income Taxes for additional information about our income taxes.
Foreign Currency — Transactions in currencies other than the functional currency of the entity are recorded at the rates of exchange prevailing at the date of the transaction. Monetary assets and liabilities in currencies other than the functional currency are translated at the rates of exchange prevailing at the balance sheet date and the related transaction gains and losses are reported in the consolidated statements of operations. Certain intercompany loans are determined to be of a long-term investment nature. The Company records transaction gains and losses from remeasuring such loans in the consolidated statements of comprehensive income/(loss).
Upon consolidation, the results of operations of subsidiaries and associates whose functional currency is other than the U.S. dollar are translated into U.S. dollars at the average exchange rates and assets and liabilities are translated at year-end exchange rates. Translation adjustments are presented as a separate component of other comprehensive income in the financial statements and are included in net income only upon sale or liquidation of the underlying foreign subsidiary or associated company.
Derivatives — The Company uses derivative financial instruments for other than trading purposes to alter the risk profile of an existing underlying exposure. Interest rate swaps have been used to manage interest risk exposures. Forward foreign currency exchange contracts are used to manage currency exposures arising from future income and expenses. The fair values of derivative contracts are recorded in other assets and other liabilities. The effective portions of changes in the fair value of derivatives that qualify for hedge accounting as cash flow hedges are recorded in other comprehensive income. Amounts are reclassified from other comprehensive income into earnings when the hedged exposure affects earnings. If the derivative is designated as, and qualifies as, an effective fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are both recognized in earnings. The amount of hedge ineffectiveness recognized in earnings is based on the extent to which an offset between the fair value of the derivative and hedged item is not achieved. Changes in fair value of derivatives that do not qualify for hedge accounting, together with any hedge ineffectiveness on those that do qualify, are recorded in other operating expenses or interest expense as appropriate.
The Company evaluates whether its contracts include clauses or conditions which would be required to be separately accounted for at fair value as embedded derivatives. See Note 9 — Derivative Financial Instruments for additional information about our derivatives.

Commitments, Contingencies and Provisions for Liabilities — The Company establishes provisions against various actual and potential claims, lawsuits and other proceedings relating principally to alleged errors and omissions in the ordinary course of business. Such provisions cover claims that have been reported but not paid and also unasserted claims and related legal fees. These provisions are established based on actuarial estimates together with individual case reviews and are believed to be adequate in the light of current information and legal advice. In certain cases, where a range of loss exists, we accrue the minimum amount in the range if no amount within the range is a better estimate than any other amount. To the extent such losses can be recovered under the Company’s insurance programs, estimated recoveries are recorded when losses for insured events are recognized and the recoveries are likely to be realized. Significant management judgment is required to estimate the amounts of such unasserted claims and the related insurance recoveries. The Company analyzes its litigation exposure based on available information, including consultation with outside counsel handling the defense of these matters, to assess its potential liability. These contingent liabilities are not discounted. See Note 13 — Commitments and Contingencies and Note 14 — Supplementary Information for Certain Balance Sheet Accounts for additional information about our commitments, contingencies and provisions for liabilities.
Share-Based Compensation — The Company has equity-based compensation plans that provide for grants of restricted stock units and stock options to employees and non-employee directors of the Company who perform services for the Company.
The Company expenses equity-based compensation, which is included in Salaries and benefits in the consolidated statements of operations, primarily on a straight-line basis over the requisite service period based upon the fair value of the award on the date of grant, the estimated achievement of any performance targets and anticipated staff retention. The awards under equity-based compensation are classified as equity and included as a component of equity on the Company’s consolidated balance sheets, as the ultimate payment of such awards will not be achieved through use of the Company’s cash or other assets. See Note 17 — Share-based Compensation for additional information about our share-based compensation.
Fixed Assets — Fixed assets are stated at cost less accumulated depreciation. Expenditures for improvements are capitalized; repairs and maintenance are charged to expenses as incurred. Depreciation is computed primarily using the straight-line method based on the estimated useful lives of assets.
Depreciation on internally developed software is amortized over the estimated useful life of the asset ranging from 3 to 10 years. Buildings include assets held under capital leases and are depreciated over the lesser of 50 years, the asset lives or the lease terms. Depreciation on leasehold improvements is calculated over the lesser of the useful lives of the assets or the remaining lease terms. Depreciation on furniture and equipment is calculated based on a range of 3 to 10 years. Land is not depreciated.
Long-lived assets are tested for recoverability whenever events or changes in circumstance indicate that their carrying amounts may not be recoverable. An impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. Recoverability is determined based on the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. See Note 7 — Fixed Assets for additional information about our fixed assets.
Operating Leases —Rentals payable on operating leases are charged straight line to Other operating expenses in the consolidated statements of operations over the lease term. See Note 13 — Commitments and Contingencies for additional information about our operating leases.
Goodwill and Other Intangible Assets — In applying the acquisition method of accounting for business combinations, amounts assigned to identifiable assets and liabilities acquired were based on estimated fair values as of the date of acquisition, with the remainder recorded as goodwill. Intangible assets are initially valued at fair value using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. Intangible assets with indefinite lives (currently only acquired software that is in the in-process research and development stage) are tested for impairment annually as of October 1, and whenever indicators of impairment exist. The fair values of intangible assets are compared with their carrying values, and an impairment loss would be recognized for the amount by which a carrying amount exceeds its fair value.

Acquired intangible assets are amortized over the following periods:

	Amortization basis	Expected life (years)
Client relationships	In line with underlying cash flows	5 to 20
Software	In line with underlying cash flows or straight line basis	4 to 7
Product	In line with underlying cash flows	17.5
Trademark and trade name	Straight line basis	14 to 25
Favorable agreements	Straight line basis	7
Management contracts	Straight line basis	18
Goodwill is tested for impairment annually as of October 1, and whenever indicators of impairment exist. Goodwill is tested at the reporting unit level, and the Company had eight reporting units as of October 1, 2016. In the first step of the impairment test, the fair value of each reporting unit is compared with its carrying value, including goodwill. If the carrying value of a reporting unit exceeds its fair value, the amount of an impairment loss, if any, is calculated in the second step of the impairment test by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The Company’s goodwill impairment tests for the years ended December 31, 2016 and 2015 have not resulted in any impairment charges. See Note 8 — Goodwill and Other Intangible Assets for additional information about our goodwill and other intangible assets.
Pensions — The Company has multiple defined benefit pension and defined contribution plans. The net periodic cost of the Company’s defined benefit plans are measured on an actuarial basis using various methods and actuarial assumptions. The most significant assumptions are the discount rates (calculated from the 2016 fiscal year and forward using the granular approach to calculating service and interest cost) and the expected long-term rates of return on plan assets. Other material assumptions include rates of participant mortality, the expected long-term rates of compensation and pension increases and rates of employee termination. Gains and losses occur when actual experience differs from actuarial assumptions. If such gains or losses exceed ten percent of the greater of plan assets or plan liabilities, the Company amortizes those gains or losses over the average remaining service period or average remaining life expectancy, as appropriate, of the plan participants. In accordance with U.S. GAAP, the Company records on its consolidated balance sheets the funded status of its pension plans based on the projected benefit obligation.
Contributions to the Company’s defined contribution plans are recognized as incurred. Differences between contributions payable in the year and contributions actually paid are shown as either other assets or other liabilities in the consolidated balance sheets. See Note 12 — Retirement Benefits for additional information about our pensions.
Revenue Recognition — Revenues include insurance commissions, fees in lieu of commission, fees for consulting services rendered, hosted and delivered software, survey sales, interest and other income.
Revenue recognized in excess of billings is recorded as unbilled accounts receivable. Cash collections in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are met. Client reimbursable expenses, including those relating to travel, other out-of-pocket expenses and any third-party costs, are included in revenue, and an equivalent amount of reimbursable expenses is included in other operating expenses as a cost of revenue.
Commissions and fees
Commissions revenue. Brokerage commissions and fees negotiated in lieu of commissions are recognized at the later of the policy inception date or when the policy placement is complete. In situations in which our fees are not fixed and determinable due to the uncertainty of the commission fee per policy, we recognize revenue as the fees are determined. Commissions on additional premiums and adjustments are recognized when approved by or agreed between the parties and collectability is reasonably assured.
Consulting revenue. The majority of our consulting revenues consists of fees earned from providing consulting services. We recognize revenues from these consulting engagements when hours are worked, either on a time-and-expense basis or on a fixed-fee basis, depending on the terms and conditions defined at the inception of an engagement with a client. We have engagement letters with our clients that specify the terms and conditions upon which the engagements are based. These terms and conditions can only be changed upon agreement by both parties. Individual billing rates are principally based on a multiple of salary and compensation costs.
Revenues for fixed-fee arrangements are based upon the proportional performance method to the extent estimates can be made of the remaining work required under the arrangement. If we do not have sufficient information to estimate proportional performance, we recognize the fees straight-line over the contract period. We typically have four types of fixed-fee arrangements: annual recurring projects, projects of a short duration, stand-ready obligations and non-recurring system projects.

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

Revenue recognition for fixed-fee engagements is affected by a number of factors that change the estimated amount of work required to complete the project such as changes in scope, the staffing on the engagement and/or the level of client participation. The periodic engagement evaluations require us to make judgments and estimates regarding the overall profitability and stage of project completion that, in turn, affect how we recognize revenue. We recognize a loss on an engagement when estimated revenues to be received for that engagement are less than the total estimated costs associated with the engagement. Losses are recognized in the period in which the loss becomes probable and the amount of the loss is reasonably estimable.
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
Delivered software. We deliver software under arrangements with clients who take possession of our software. The maintenance associated with the initial software fees is a fixed percentage which enables us to determine the stand-alone value of the delivered software separate from the maintenance. We recognize the initial software fees as software is delivered to the client and we recognize the maintenance ratably over the contract period based on each element’s relative fair value. For software arrangements in which initial fees are received in connection with mandatory maintenance for the initial software license to remain active, we determined that the initial maintenance period is substantive. Therefore, we recognize the fees for the initial license and maintenance bundle ratably over the initial contract term, which is generally one year. Each subsequent renewal fee is recognized ratably over the contractually stated renewal period.
Surveys. We collect, analyze and compile data in the form of surveys for our clients who have the option of participating in the survey. The surveys are published online via a web tool that provides simplistic functionality. We have determined that the web tool is inconsequential to the overall arrangement. We record the survey revenues when the results are delivered online and made available to our clients who have a contractual right to the data. If the data is updated more frequently than annually, we recognize the survey revenues ratably over the contractually stated period.
Interest and other income
Interest income. Interest income is recognized as earned.
Other Income. Other income includes gains on disposal of intangible assets, which primarily arise from settlements through enforcing non-compete agreements in the event of losing accounts through producer defection or the disposal of books of business.

Recent Accounting Pronouncements
Not yet adopted
In May 2014, the Financial Accounting Standards Board (‘FASB’) issued Accounting Standard Update (‘ASU’) No. 2014-09 ‘Revenue From Contracts With Customers’. The new standard supersedes most current revenue recognition guidance and eliminates industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. Additional ASUs have since been issued, all of which provide additional guidance, examples and technical corrections for the implementation of ASU No. 2014-09. The guidance is effective for the Company at the beginning of its 2018 fiscal year, with early adoption permitted.
While we are still in the process of analyzing our various revenue streams to determine the full impact this standard will have on our revenue recognition, cost deferral, systems and processes, the Company has determined the following:

•	The Company will adopt the standard using the modified retrospective approach on January 1, 2018.

•
We expect certain revenue streams to have accelerated revenue recognition timing. In particular, the revenue recognition for our Retiree Medicare Exchange is expected to move from monthly ratable recognition over the policy period, to the recognition upon placement of the policy during the Company’s fourth quarter of the preceding calendar year in the amount of one year of expected commissions. Therefore, upon adoption, we will reflect an adjustment to retained earnings for the revenue that would otherwise have been recognized during our 2018 calendar year since our earnings process will have been completed during the fourth quarter of 2017.

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

The Company continues to update its assessment of the impacts of the accounting standard, and related updates, to the consolidated financial statements, and will note material impacts when known.
In February 2016, the FASB issued ASU No. 2016-02 ‘Leases’, which requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The ASU becomes effective for the Company at the beginning of the 2019 fiscal year and early adoption is permitted. In transition, the Company is required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients. While the Company continues to assess the impact of the ASU to the consolidated financial statements, the majority of our leases are currently considered operating leases and will be capitalized as a lease asset on our balance sheet with a related lease liability for the obligated lease payments.
In March 2016, the FASB issued ASU No. 2016-09 ‘Compensation - Stock Compensation’, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU becomes effective for the Company at the beginning of the 2017 fiscal year and early adoption is permitted. Certain applications of the ASU are to be applied prospectively or retrospectively with a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15 ‘Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments’, which amends guidance on presentation and classification of eight specific cash flow issues with the objective of reducing diversity in practice. The ASU becomes effective for the Company at the beginning of 2018. Early adoption is permitted and any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is still assessing the impact of this ASU, but we believe the impact on our financial statements will be immaterial as we are largely in compliance with its requirements.

In October 2016, the FASB issued ASU No. 2016-16 ‘Income Taxes’, which amends guidance regarding the recognition of current and deferred income taxes for intra-entity asset transfers. Current U.S. GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The ASU states that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this ASU should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company intends to early adopt this standard on January 1, 2017. The cumulative-effect adjustment will be immaterial to the consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-01 ‘Business Combinations - Clarifying the Definition of a Business’, which clarifies the definition of a business, to assist with the evaluation of whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this ASU include the provision of a screen to determine when an integrated set of assets and activities is not a business; that is, when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset (or a group of similar identifiable assets), the set is not a business. This screen reduces the number of transactions that need to be further evaluated. The ASU becomes effective for the Company at the beginning of 2018. The amendments in this ASU should be applied prospectively. Early adoption is permitted for acquisitions (or disposals) that have not already been reported in the financial statements. The Company is currently assessing the impact that this ASU will have on its consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04 ‘Simplifying the Test for Goodwill Impairment’, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, current U.S. GAAP requires the performance of procedures to determine the fair value at the impairment testing date of assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, the amendments under this ASU require the goodwill impairment test to be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU becomes effective for the Company at the beginning of 2020. The amendments in this ASU should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect an immediate impact to its consolidated financial statements upon adopting this ASU since the most recent Step 1 goodwill impairment test resulted in fair values exceeding carrying values for all reporting units at October 1, 2016.
Adopted
In May 2015, the FASB issued ASU No. 2015-07, ‘Fair Value Measurement - Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)’, which simplifies reporting requirements and modifies those investments required to be classified within the fair value hierarchy. Certain investments measured at fair value using the Net Asset Value (‘NAV’) practical expedient are no longer required to be classified as a Level within the fair value hierarchy table. Entities will be required to include in their disclosure, the fair value of the investments using the NAV practical expedient so that financial statement users can reconcile amounts reported in the fair value hierarchy table to amounts reported on the balance sheet. The ASU is to be applied retrospectively in all periods presented in an entity’s financial statements. The Company adopted this standard on January 1, 2016. The adoption has been reflected in the fair value tables in Note 12 — Retirement Benefits to these financial statements.
In September 2015, the FASB issued ASU No. 2015-16 ‘Simplifying the Accounting for Measurement-Period Adjustments’ in relation to business combinations, which requires that an acquirer recognize adjustments to provisional amounts that are identified in the measurement period in the reporting period in which the adjustment amounts are determined. The Company adopted this standard on January 1, 2016. Adjustments made to provisional amounts related to business combinations are reflected in the consolidated financial statements and disclosed in Note 8 — Goodwill and Other Intangible Assets and Note 3 — Merger and Acquisitions to these consolidated financial statements.
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
On December 30, 2015, all Towers Watson treasury stock was canceled.
The Merger was accounted for using the acquisition method of accounting with Willis considered the accounting acquirer of Towers Watson.
The table below presents the calculation of aggregate Merger Consideration.

January 4, 2016
Number of shares of Towers Watson common stock outstanding as of January 4, 2016	69 million
Exchange ratio	2.6490
Number of Willis Group Holdings shares issued (prior to reverse stock split)	184 million
Willis Group Holdings price per share on January 4, 2016	$47.18
Fair value of 184 million Willis ordinary shares	$8,686
Value of equity awards assumed	37
Aggregate Merger Consideration	$8,723

A summary of the fair values of the identifiable assets acquired, and liabilities assumed, of Towers Watson at January 4, 2016 are summarized in the following table.

January 4, 2016
Cash and cash equivalents	$476
Accounts receivable, net	825
Other current assets	82
Fixed assets, net	204
Goodwill	6,783
Intangible assets	3,991
Pension benefits assets	67
Other non-current assets	115
Deferred tax liabilities	(1,151)
Liability for pension benefits	(923)
Other current liabilities (i)	(667)
Other non-current liabilities (ii)	(331)
Long term debt, including current portion (iii)	(740)
Net assets acquired	8,731
Noncontrolling interests acquired	(8)
Allocated Aggregate Merger Consideration	$8,723
____________________

(i)	Includes $348 million in accounts payable, accrued liabilities and deferred revenue, $308 million in employee-related liabilities and $11 million in other current liabilities.

(ii)	Includes acquired contingent liabilities of $242 million. See Note 13 — Commitments and Contingencies for a discussion of our material acquired contingencies related to Legacy Towers Watson.

(iii)
Represents both debt due upon change of control of $400 million borrowed under Towers Watson’s term loan ($188 million) and revolving credit facility ($212 million) and a draw down under a new term loan of $340 million. The $400 million debt was repaid by Willis’ borrowings under the 1-year term loan facility on January 4, 2016. The $340 million new term loan partially funded the $694 million Towers Watson pre-merger special dividend.

The assessment outlined above was updated to reflect changes in the initial estimates of the fair values of assets and liabilities acquired as presented in the subsequent event disclosure of the fiscal year 2015 Form 10-K, including the following material changes: intangible assets decreased by $119 million; deferred tax liabilities increased by $135 million; and goodwill increased by $237 million for the residual amount of the changes. Goodwill is calculated as the difference between the aggregate merger consideration and the acquisition date fair value of the net assets acquired, and represents the value of the Legacy Towers Watson assembled workforce and the future economic benefits that we expect to achieve as a result of the Merger. None of the goodwill recognized on the transaction is tax deductible.

The acquired intangible assets are attributable to the following categories:

	Valuation Methodology	Amortization basis	Fair Value	Weighted Average Useful Life
Customer relationships	Multiple period excess earnings	In line with underlying cash flows	$2,221	15.0
Software - income approach	Multiple period excess earnings	In line with underlying cash flows or straight line basis	567	6.4
Software - cost approach	Cost of reproduction	Straight line basis	108	4.9
Product	Multiple period excess earnings	In line with underlying cash flows	42	17.5
IPR&D (i)	Multiple period excess earnings or cost of reproduction	n/a	39	n/a
Trade name	Relief from royalty	Straight line basis	1,003	25.0
Favorable lease agreements	Market approach	Straight line basis	11	6.5
			$3,991
____________________

(i)
Represents software not yet placed in service. As of the date of the Merger, $39 million was not yet placed in service. Once placed into service, each in-process research and development (‘IPR&D’) software component will be reclassified into finite-lived software intangible assets and amortized in line with underlying cash flows or on a straight line basis.

The purchase price allocation as of the date of acquisition was based on a valuation of the assets acquired and liabilities assumed in the acquisition. All revisions to the purchase price allocation during the year ended December 31, 2016 are reflected in our current consolidated financial statements, and the purchase price allocation is final.
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

	Years ended December 31,
		Pro Forma
	As reported	(Unaudited)
	2016	2015
Total revenues	$7,887	$7,492
Net income attributable to Willis Towers Watson	$420	$640
Diluted earnings per share	$3.04	$4.64
The above pro forma financial information for the year ended December 31, 2015 does not include pro forma adjustments for the Gras Savoye or other acquisitions as their revenues and results of operations were immaterial to the consolidated financial statements.
Revenues attributable to Towers Watson for the year ended December 31, 2016 were $3.6 billion. Net income attributable to Towers Watson for the year ended December 31, 2016 was $111 million.
Acquired Share-Based Compensation Plans
In connection with our Merger with Towers Watson on January 4, 2016, we assumed certain stock options and restricted stock units (‘RSU’) issued under the Towers Watson & Co. 2009 Long Term Incentive Plan (‘LTIP’), the Liazon Corporation 2011 Equity Incentive Plan, and the Extend Health, Inc. 2007 Equity Incentive Plan.
Stock Options. The outstanding unvested employee stock options were converted into 592,486 Willis Towers Watson stock options using the conversion ratios stated in the Merger agreement for the number of options. The fair value of the stock options was calculated using the Black-Scholes model with a volatility and risk-free interest rate over the expected term of each group of options and the Willis Towers Watson’s closing share price on the date of acquisition. We determined the fair value of the portion of the outstanding options related to pre-acquisition employee service using the straight-line expense methodology from the date of grant to the acquisition date to be $7 million, which was added to the transaction consideration. The fair value of the remaining portion of options related to the post-acquisition employee services was $13 million, and will be recorded over the future vesting periods.
Restricted Stock Units. The outstanding unvested restricted stock units were converted into 597,307 Willis Towers Watson restricted stock units using the conversion ratios stated in the Merger agreement. The fair value of these restricted stock units was calculated using Willis Towers Watson’s closing share price on the date of acquisition. We determined the fair value of the portion of the outstanding RSUs related to pre-acquisition employee service using the straight-line expense methodology from the date of grant to the acquisition date to be $30 million which was added to the transaction consideration. The fair value of the remaining portion of RSUs related to the post-acquisition employee services was $32 million, and will be recorded over the future vesting periods.
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
The Company funded the cash consideration with a 1-year term loan. The term loan was repaid in its entirety on May 26, 2016, from the proceeds from the issuance of new senior notes discussed in Note 10 — Debt to these consolidated financial statements.
Deferred consideration is payable on the first and second anniversary of the acquisition. The discounted fair value of the deferred consideration at December 31, 2016 and 2015 was $4 million and $10 million, respectively. None of the goodwill recognized on the transaction is tax deductible.
The following table presents the Company’s allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values:

December 29, 2015
Cash and cash equivalents	$87
Fiduciary assets	625
Accounts receivable, net	89
Goodwill	584
Intangible assets	440
Other assets	56
Fiduciary liabilities	(625)
Deferred revenue and accrued expenses	(80)
Short and long-term debt	(80)
Net deferred tax liabilities	(87)
Other liabilities	(179)
Net assets acquired	830
Decrease in paid in capital for purchase of noncontrolling interest	43
Noncontrolling interest acquired	(40)
Purchase price allocation	$833

The purchase price allocation as of the date of acquisition was based on a valuation and was subject to revision within the purchase price allocation period as more detailed analysis was completed and additional information about the value of assets acquired and liabilities assumed became available. During the year ended December 31, 2016, the assessment outlined above was updated to reflect the final estimates of the fair value of assets and liabilities acquired. The purchase price allocation is final.
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
Deferred consideration is payable at the first, second and third anniversaries of the acquisition. Contingent consideration is payable at the third anniversary of the acquisition and is contingent on meeting certain earnings before interest, taxes, depreciation and amortization (‘EBITDA’) performance targets. At December 31, 2015, the discounted fair value of the deferred and contingent considerations, based on best estimates, at acquisition were $124 million and $29 million, respectively. At December 31, 2016, the discounted fair values of the deferred consideration, related to the second and third anniversaries, and contingent consideration were $69 million and $26 million, respectively.
The Company recognized assets and liabilities acquired of $1.1 billion and $844 million, respectively. Included within the acquired assets are identifiable intangible assets of $231 million and goodwill of $184 million.
The purchase price allocation as of the date of acquisition was based on a valuation of the assets acquired, liabilities assumed, and contingent consideration associated with the acquisition. There have been no material revisions to the purchase price allocation during the year ended December 31, 2016 and the purchase price allocation is final.
Note 4 — Segment Information
During the second quarter of 2016, we began managing our business across four integrated reportable operating segments. As a result, the Company has changed the way it manages and reports segment revenues and segment operating income, resulting in a change in the Company’s reportable segments from eight reportable segments, formerly known as Willis International; Willis North America; Willis Capital, Wholesale & Reinsurance; Willis GB; Towers Watson Benefits; Towers Watson Exchange Solutions; Towers Watson Risk and Financial Services; and Towers Watson Talent and Rewards, into four reportable segments: Human Capital and Benefits; Corporate Risk and Broking; Investment, Risk and Reinsurance; and Exchange Solutions.
The prior period comparatives have been retroactively reclassified for our segment reorganization.
Willis Towers Watson’s chief operating decision maker is the chief executive officer. We determined that the operational data used by the chief operating decision maker is at the segment level. Management bases strategic goals and decisions on these segments and the data presented below is used to assess the adequacy of strategic decisions, the method of achieving these strategies and related financial results.
Management evaluates the performance of its segments and allocates resources to them based on net operating income on a pre-bonus, pre-tax basis. Consolidated U.S. GAAP revenues include amounts that were directly incurred on behalf of our clients and reimbursed by them (reimbursable expenses).
See Item 1 within this Annual Report on Form 10-K for complete descriptions of our segments. A brief description of our new segments are as follows:

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
Exchange Solutions
The Exchange Solutions (‘ES’) segment provides primary medical and ancillary benefit exchange and outsourcing services to active employees and retirees across both the group and individual markets.  ES services individual populations via its ‘group to individual’ technology platform, which tightly integrates patented call routing technology, an efficient quoting and enrollment engine, a custom-developed Customer Relationship Management system and comprehensive insurance carrier connectivity. This segment also delivers group benefit exchanges and full outsourcing solutions serving the active employees of employers across the United States. ES uses Software as a Service (‘SaaS’)-based technology and related services to deliver consumer-driven healthcare and reimbursement accounts, including health savings accounts, health reimbursement arrangements, flexible spending accounts and other consumer-directed accounts.
Under the new segment structure and for internal and segment reporting, Willis Towers Watson segment revenues include commissions and fees, interest and other income. U.S. GAAP revenues include amounts that were directly incurred on behalf of our clients and reimbursed by them (reimbursable expenses), which are removed from segment revenues. Segment commissions and fees excludes interest and other income. Segment operating income excludes certain costs, including (i) amortization of intangibles; (ii) restructuring costs; (iii) certain transaction and integration expenses; (iv) certain litigation provisions; and (v) to the extent that the actual expense based upon which allocations are made differs from the forecast/budget amount, a reconciling item will be created between internally allocated expenses and the actual expense that we report for U.S. GAAP purposes.
Segment revenues and operating income both include revenue that was deferred by Towers Watson at the time of the Merger, and eliminated due to purchase accounting. The impact of the elimination from purchase accounting (which is the reduction to 2016 consolidated revenues and operating income) has been included in the reconciliation to our consolidated results in order to provide the actual revenues that the segments would have recognized on an unadjusted basis.

The table below presents segment commissions and fees, segment interest and other income, segment revenues, and segment operating income for our reportable segments for the years ended December 31, 2016, 2015, and 2014, respectively:

	Years ended December 31,
	HCB			CRB			IRR			ES			Total
	2016	2015	2014	2016	2015	2014	2016	2015	2014	2016	2015	2014	2016	2015	2014
Segment commissions and fees	$3,210	$697	$653	$2,502	$2,301	$2,365	$1,382	$812	$749	$652	$—	$—	$7,746	$3,810	$3,767
Segment interest and other income	16	1	2	29	17	16	59	1	17	2	—	—	106	19	35
Segment revenues	$3,226	$698	$655	$2,531	$2,318	$2,381	$1,441	$813	$766	$654	$—	$—	$7,852	$3,829	$3,802

Segment operating income	$680	$157	$144	$520	$491	$500	$306	$188	$228	$102	$—	$—	$1,608	$836	$872
The table below presents a reconciliation of the information reported by segment to the consolidated amounts reported for the years ended December 31, 2016, 2015, and 2014, respectively:

	Years ended December 31,
	2016	2015	2014
Revenues:
Total segment revenues	$7,852	$3,829	$3,802
Fair value adjustment to deferred revenue	(58)	—	—
Reimbursable expenses and other	93	—	—
Total revenues	$7,887	$3,829	$3,802

Total segment operating income	$1,608	$836	$872
Differences in allocation methods (i)	18	(65)	(131)
Fair value adjustment for deferred revenue	(58)	—	—
Amortization	(591)	(76)	(54)
Restructuring costs	(193)	(126)	(36)
Transaction and integration expenses (ii)	(177)	(73)	—
Provision for the Stanford litigation	(50)	(70)	—
Other, net	(6)	1	(4)
Income from operations	551	427	647
Interest expense	184	142	135
Other expense/(income), net	27	(55)	(6)
Income from continuing operations before income taxes and interest in earnings of associates	$340	$340	$518
____________________

(i)
Includes certain costs, primarily those related to corporate functions, leadership, projects, and certain differences between budgeted expenses determined at the beginning of the fiscal year and actual expenses that we report for U.S. GAAP purposes.

(ii)	Includes transaction and integration expenses related to the Merger and the acquisition of Gras Savoye.
The Company does not currently provide asset information by reportable segment as it does not routinely evaluate the total asset position by segment.
None of the Company’s customers represented a significant amount of the Company’s consolidated commissions and fees for the years ended December 31, 2016, 2015 and 2014.
Below are our revenues and long-lived assets by legal entity for Ireland, our country of domicile, countries with significant concentrations, and all other foreign countries for each of the years ended December 31, 2016, 2015 and 2014:

	Revenues			Long-Lived Assets (i)
	2016	2015	2014	2016	2015	2014
Ireland	$92	$64	$51	$114	$124	$121

United States	3,395	1,597	1,600	11,400	1,759	1,800
United Kingdom	2,236	1,055	1,057	2,431	2,426	1,666
Rest of World	2,164	1,113	1,094	2,466	1,951	976
Total Foreign Countries	7,795	3,765	3,751	16,297	6,136	4,442
	$7,887	$3,829	$3,802	$16,411	$6,260	$4,563
____________________

(i)	Long-Lived Assets does not include deferred tax assets.
Note 5 — Restructuring Costs
The Company had two restructuring programs during the year ended December 31, 2016. The Legacy Willis Operational Improvement Program (‘OIP’) and the Willis Towers Watson Business Restructuring Program (‘BRP’). Expenses related to these plans are recorded in restructuring costs on the consolidated statements of operations.
An analysis of our total restructuring costs recorded in the statements of operations, and the costs by segment, and costs attributable to corporate functions, for the years ended December 31, 2016, 2015, and 2014 are as follows:

	HCB	CRB	IRR	ES	Corporate	Total
Year ended December 31, 2016
Termination benefits	$33	$26	$6	$1	$2	$68
Professional services and other (ii)	4	81	4	—	36	125
Total	$37	$107	$10	$1	$38	$193

Year ended December 31, 2015 (i)
Termination benefits	$2	$24	$7	$—	$3	$36
Professional services and other (ii)	1	57	2	—	30	90
Total	$3	$81	$9	$—	$33	$126

Year ended December 31, 2014 (i)
Termination benefits	$—	$15	$1	$—	$—	$16
Professional services and other (ii)	—	3	—	—	17	20
Total	$—	$18	$1	$—	$17	$36
___________________

(i)	The prior period comparatives have been retroactively reclassified for our segment reorganization. See Note 4 — Segment Information for further details.

(ii)	Other includes salary and benefits, premises, and other expenses incurred to support the ongoing management and facilitation of the programs.
Operational Improvement Program - In April 2014, Legacy Willis announced a multi-year operational improvement program designed to strengthen its client service capabilities and to deliver future cost savings. The main elements of the program, which will be completed by the end of 2017, include: moving more than 3,500 support roles from higher cost locations to facilities in lower cost locations; net workforce reductions in support positions; lease consolidation in real estate; and information technology systems simplification and rationalization.
The Company recognized restructuring costs of $145 million, $126 million, and $36 million for the years ended December 31, 2016, 2015 and 2014, related to its OIP. The Company expects to incur an additional $130 million of restructuring costs through the end of 2017, bringing the cumulative restructuring charges to approximately $440 million.

An analysis of the total cumulative restructuring costs recognized for the OIP from commencement to December 31, 2016 by segment, and costs attributable to corporate functions, are as follows:

	HCB	CRB	IRR	ES	Corporate	Total
2014 (i)
Termination benefits	$—	$15	$1	$—	$—	$16
Professional services and other (ii)	—	3	—	—	17	20
2015 (i)
Termination benefits	$2	$24	$7	$—	$3	$36
Professional services and other (ii)	1	57	2	—	30	90
2016
Termination benefits	$1	$18	$3	$—	$1	$23
Professional services and other (ii)	1	81	4	—	36	122
Total
Termination benefits	$3	$57	$11	$—	$4	$75
Professional services and other (ii)	2	141	6	—	83	232
Total	$5	$198	$17	$—	$87	$307
____________________

(i)	The prior period comparatives have been retroactively reclassified for our segment reorganization. See Note 4 — Segment Information for further details.

(ii)	Other includes salary and benefits, premises, and other expenses incurred to support the ongoing management and facilitation of the program.
At December 31, 2016, the Company’s liability under the OIP is as follows:

	Termination Benefits	Professional Services and Other	Total
Balance at January 1, 2014	$—	$—	$—
Charges incurred	16	20	36
Cash payments	(11)	(14)	(25)
Balance at December 31, 2014	5	6	11
Charges incurred	36	90	126
Cash payments	(26)	(85)	(111)
Balance at December 31, 2015	15	11	26
Charges incurred	23	122	145
Cash payments	(31)	(115)	(146)
Balance at December 31, 2016	$7	$18	$25
Business Restructure Program - In the second quarter of 2016, we began planning targeted staffing reductions in certain portions of the business due to a reduction in business demand or change in business focus. The main element of the program was workforce reductions, and was completed as of December 31, 2016. The Company recognized restructuring costs of $48 million for the year ended December 31, 2016.
An analysis of the total cumulative restructuring costs recognized for the BRP from commencement to December 31, 2016 by segment, and those costs attributable to corporate functions, are as follows:

	HCB	CRB	IRR	ES	Corporate	Total
2016
Termination benefits	$32	$8	$3	$1	$1	$45
Professional services and other (i)	3	—	—	—	—	$3
Total	$35	$8	$3	$1	$1	$48
____________________

(i)	Other includes salary and benefits, premises, and other expenses incurred to support the ongoing management and facilitation of the program.

At December 31, 2016, the Company’s liability under the BRP is as follows:

	Termination Benefits	Professional Services and Other	Total
Balance at December 31, 2015	$—	$—	$—
Charges incurred	45	3	48
Cash payments	(19)	(3)	(22)
Balance at December 31, 2016	$26	$—	$26
Note 6 — Income Taxes
Provision for income taxes
An analysis of income/(loss) before income taxes by taxing jurisdiction is shown below:

	Years ended December 31,
	2016	2015	2014
Ireland	$(27)	$(61)	$(65)
U.S.	(311)	(67)	92
U.K.	123	65	154
Other jurisdictions	555	403	337
Total	$340	$340	$518
The components of the income tax provision for continuing operations include:

	Years ended December 31,
	2016	2015	2014
Current tax expense/(benefit):
U.S. federal taxes	$35	$14	$(16)
U.S. state and local taxes	14	1	7
U.K. corporation tax	28	—	29
Other jurisdictions	71	51	73
Total current tax expense	148	66	93
Deferred tax expense/(benefit):
U.S. federal taxes	(214)	(113)	35
U.S. state and local taxes	(5)	(3)	10
U.K. corporation tax	10	14	24
Other jurisdictions	(35)	3	(3)
Total deferred tax (benefit)/expense	(244)	(99)	66
Total (benefit from)/provision for income taxes	$(96)	$(33)	$159

Effective tax rate reconciliation
The reported income tax provision for continuing operations differs from the amounts that would have resulted had the reported income before income taxes been taxed at the U.S. federal statutory rate. The principal reasons for the differences between the amounts provided and those that would have resulted from the application of the U.S. federal statutory tax rate are as follows:

	Years ended December 31,
	2016	2015	2014
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	$340	$340	$518
U.S. federal statutory income tax rate	35%	35%	35%
Income tax expense at U.S. federal tax rate	119	119	181
Adjustments to derive effective rate:
Non-deductible expenses and dividends	15	32	21
Non-deductible acquisition costs	1	9	—
Disposal of non-deductible goodwill	2	3	11
Gain on remeasurement of equity interests	—	(20)	—
Impact of change in rate on deferred tax balances	(15)	(5)	—
Effect of foreign exchange and other differences	6	(1)	(4)
Non-deductible Venezuelan foreign exchange loss	4	11	5
Changes in valuation allowances	(74)	(104)	7
Net tax effect of intra-group items	(98)	(30)	(30)
Tax differentials of non-U.S. jurisdictions	(80)	(42)	(48)
Tax differentials of U.S. state taxes and local taxes	14	(2)	17
Other items, net	10	(3)	(1)
(Benefit from)/provision for income taxes	$(96)	$(33)	$159
Willis Towers Watson plc is a non-trading holding company tax resident in Ireland where it is taxed at the statutory rate of 25%. The provision for income tax on continuing operations has been reconciled above to the U.S. federal statutory tax rate of 35% due to significant operations in the U.S.
Deferred income taxes
Deferred income tax assets and liabilities reflect the effect of temporary differences between the assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. We recognize deferred tax assets if it is more likely than not that a benefit will be realized.

Deferred income tax assets and liabilities included in the consolidated balance sheets at December 31, 2016 and 2015 are comprised of the following:

	December 31,
	2016	2015
Deferred tax assets:
Accrued expenses not currently deductible	$286	$175
Net operating losses	116	115
Capital loss carryforwards	28	33
Accrued retirement benefits	467	109
Deferred compensation	83	34
Stock options	36	16
Financial derivative transactions	12	4
Gross deferred tax assets	1,028	486
Less: valuation allowance	(134)	(187)
Net deferred tax assets	$894	$299
Deferred tax liabilities:
Cost of intangible assets, net of related amortization	$1,431	$289
Cost of tangible assets, net of related depreciation	73	32
Prepaid retirement benefits	85	111
Accrued revenue not currently taxable	119	31
Deferred tax liabilities	$1,708	$463
Net deferred tax liabilities	$814	$164
The net deferred income tax assets are included in other non-current assets and the net deferred tax liabilities are included in deferred tax liabilities in our balance sheets.

	December 31,
	2016	2015
Balance sheet classifications:
Other non-current assets	$50	$76
Deferred tax liabilities	864	240
Net deferred tax liability	$814	$164
At December 31, 2016, the Company had deferred tax assets of $894 million, net of the valuation allowance. Management believes, based on the evaluation of positive and negative evidence, including the future reversal of existing taxable temporary differences, it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowance. During calendar year 2016 the Company released a valuation allowance of $69 million relating to accrued interest not deductible as a result of deferred tax liabilities recorded for the Merger. The future reversal of the deferred tax liabilities serve as a source of income to recognize the deferred tax asset for accrued interest not deductible.
At December 31, 2016, we had U.S. federal and non-U.S. tax loss carryforwards amounting to $246 million of which $197 million can be indefinitely carried forward under local statutes. The remaining $49 million of net operating loss carryforwards will expire, if unused, in varying amounts from 2017 through 2036. In addition, we had U.S. state net operating loss carryforwards of $1.2 billion, which will expire in varying amounts from 2017 to 2036.
At December 31, 2016 and 2015, the Company had valuation allowances of $134 million and $187 million, respectively, to reduce its deferred tax assets to estimated realizable value. The valuation allowance at December 31, 2016 relates to deferred tax assets for U.K. capital loss carryforwards of $28 million, which have an unlimited carryforward period. The valuation allowances on U.S. and non-U.S. net operating losses are $78 million and $28 million, respectively. The valuation allowance at December 31, 2015 relates to deferred tax assets for U.K. capital loss carryforwards of $33 million and accrued interest not currently deductible of $69 million, which have an unlimited carryforward period. The valuation allowances on U.S. and non-U.S. net operating losses are $79 million and $6 million, respectively.

An analysis of our valuation allowance is shown below.

	Years ended December 31,
	2016	2015	2014
Balance at beginning of year	$187	$280	$196
Additions charged against/(credited to) to costs and expenses	—	—	—
Additions charged against/(credited to) to other accounts	21	2	84
Deductions	(74)	(95)	—
Balance at end of year	$134	$187	$280
The amount charged to tax expense in the table above for 2016 differs from the effect of $74 million disclosed in the rate reconciliation primarily because the movement in this table includes the effects of acquisition accounting, which does not impact tax expense.
The Company recognizes deferred tax balances related to the undistributed earnings of subsidiaries when the Company expects that it will recover those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of the investments. Historically, we have not provided deferred taxes on the cumulative earnings of our subsidiaries that have been reinvested indefinitely.
As a result of the Merger, and our plan to restructure certain foreign operations or distribute accumulated earnings of certain acquired Towers Watson subsidiaries’, we recorded a deferred tax liability of $77 million on outside basis differences and cumulative earnings through goodwill. We continue to assert that the historical cumulative earnings of our other subsidiaries are reinvested indefinitely and we do not provide deferred tax liabilities on these amounts. The cumulative earnings related to amounts reinvested indefinitely as of December 31, 2016 were approximately $5.9 billion. It is not practicable to estimate the tax liability that might be payable if such earnings are not reinvested indefinitely. If future events, including material changes in estimates of cash, working capital, long-term investment requirements or U.S. tax reform necessitate that these earnings be distributed, an additional provision for income and foreign withholding taxes, net of credits, may be necessary.
Uncertain tax positions
At December 31, 2016, the amount of unrecognized tax benefits associated with uncertain tax positions, determined in accordance with ASC 740-10, excluding interest and penalties, was $56 million. This liability can be reduced by $4 million of offsetting deferred tax benefits associated with timing differences, foreign tax credits and the federal tax benefit of state income taxes. If recognized, $52 million of this difference would impact our effective tax rate.
A reconciliation of the beginning and ending balances of the liability for unrecognized tax benefits is as follows:

	2016	2015	2014
Balance at beginning of year	$22	$19	$41
Increases related to acquisitions	33	8	—
Increases related to tax positions in prior years	1	1	3
Decreases related to tax positions in prior years	(9)	(6)	(32)
Decreases related to settlements	(1)	—	—
Decreases related to lapse in statute of limitations	(1)	—	—
Increases related to current year tax positions	11	2	8
Cumulative translation adjustment	—	(2)	(1)
Balance at end of year	$56	$22	$19
The liability for the years ended December 31, 2015 and 2014, respectively, had nil and $2 million of deferred tax benefits that, if recognized, would have a favorable impact on our effective tax rate. In addition, there are no material balances that would result in adjustments to other tax accounts.
Interest and penalties related to unrecognized tax benefits are included as a component of income tax expense. At December 31, 2016, we had cumulative accrued interest of $4 million. At December 31, 2015, the cumulative accrued interest was immaterial. Penalties accrued in 2016 and 2015, respectively, were immaterial.
Tax expense for the years ended December 31, 2016 and 2015 include interest benefits of $1 million, and nil, respectively.

The Company believes that the outcomes which are reasonably possible within the next 12 months may result in a reduction in the liability for uncertain tax positions in the range of $3 million to $6 million, excluding interest and penalties.
The Company and its subsidiaries file income tax returns in various tax jurisdictions in which it operates. During calendar year 2016 the Company recognized approximately $3 million of income tax benefits, including interest and penalties due to U.S. Federal lapses in statutes of limitations and effective settlements related to fiscal year 2015.
Willis North America Inc. is not currently under examination by the U.S. Internal Revenue Service (‘IRS’). Although tax years 2008 through 2012 are closed, the IRS could make adjustments (but not assess additional tax) up to the amount of net operating losses carried forward from those years and utilized in open years. Towers Watson & Co. is currently being audited by the IRS under the Compliance Assurance Process (‘CAP’) for the short tax period July 1, 2015 to January 4, 2016. Under CAP, the IRS works with large business taxpayers to identify and resolve issues prior to the filing of a tax return. This is Towers Watson & Co.’s last year in the CAP program. As of December 31, 2016, the Company has not been advised of any significant adjustments. We also have ongoing state income tax examinations in certain states for tax years ranging from fiscal year ended June 30, 2012 through fiscal year ended June 30, 2014. The statute of limitations in certain states extends back to 2002 as a result of changes to taxable income resulting from prior year federal tax examinations.
All U.K. tax returns have been filed timely and are in the normal process of being reviewed by HM Revenue & Customs. The Company is not currently subject to any material examinations in other jurisdictions. A summary of the tax years that remain open to tax examination in our major tax jurisdictions are as follows:

Open Tax Years (fiscal year ending in)
U.S. — federal	2013 and forward
U.S. — various states	2002 and forward
U.K.	2010 and forward
Ireland	2013 and forward
France	2010 and forward
Germany	2002 and forward
Canada - federal	2009 and forward

Note 7 — Fixed Assets
The following table reflects changes in the net carrying amount of the components of fixed assets for the year ended December 31, 2016 and 2015:

	Furniture, equipment and software	Leasehold improvements	Land and buildings	Total
Cost: at January 1, 2015	$642	$245	$93	$980
Additions	119	27	—	146
Acquisitions	26	26	5	57
Disposals	(31)	(16)	—	(47)
Foreign exchange	(32)	(10)	(3)	(45)
Cost: at December 31, 2015	724	272	95	1,091
Additions	265	44	2	311
Acquisitions	109	95	—	204
Disposals	(28)	(8)	—	(36)
Foreign exchange	(61)	(21)	(7)	(89)
Cost: at December 31, 2016	$1,009	$382	$90	1,481

Depreciation: at January 1, 2015	$(366)	$(93)	$(38)	$(497)
Depreciation expense	(72)	(19)	(4)	(95)
Disposals	28	14	—	42
Foreign exchange	17	4	1	22
Depreciation: at December 31, 2015	(393)	(94)	(41)	(528)
Depreciation expense	(119)	(55)	(4)	(178)
Disposals	17	5	—	22
Foreign exchange	31	7	4	42
Depreciation: at December 31, 2016	$(464)	$(137)	$(41)	$(642)
Net book value:
At December 31, 2015	$331	$178	$54	$563

At December 31, 2016	$545	$245	$49	$839

Included within land and buildings are the following assets held under capital leases:

	December 31,
	2016	2015
Capital leases	$32	$32
Accumulated depreciation	(12)	(10)
	$20	$22
Depreciation related to capital leases was $2 million for each of the years ended December 31, 2016, 2015 and 2014.
Note 8 — Goodwill and Other Intangible Assets
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
The components of goodwill are outlined below for the years ended December 31, 2016 and 2015:

	HCB	CRB	IRR	ES	Total
Balance at December 31, 2014 (i)
Goodwill, gross	$677	$1,897	$855	$—	$3,429
Accumulated impairment losses	(130)	(362)	—	—	(492)
Goodwill, net	547	1,535	855	—	2,937
Purchase price allocation adjustments	1	—	—	—	1
Goodwill acquired during the period	330	348	187	—	865
Goodwill disposed of during the period	(3)	(9)	(1)	—	(13)
Foreign exchange	(19)	(24)	(10)	—	(53)
Balance at December 31, 2015 (i)
Goodwill, gross	$986	$2,212	$1,031	$—	$4,229
Accumulated impairment losses	(130)	(362)	—	—	(492)
Goodwill, net	856	1,850	1,031	—	3,737
Purchase price allocation adjustments	8	5	(7)	—	6
Goodwill acquired during the period (ii)	3,458	—	770	2,557	6,785
Goodwill disposed of during the period	—	(5)	—	—	(5)
Foreign exchange	(40)	(34)	(36)	—	(110)
Balance at December 31, 2016
Goodwill, gross	4,412	2,178	1,758	2,557	10,905
Accumulated impairment losses	(130)	(362)	—	—	(492)
Goodwill, net	$4,282	$1,816	$1,758	$2,557	$10,413
____________________

(i)	The prior period comparatives have been retroactively reclassified for our segment reorganization. See Note 4 — Segment Information for further details.

(ii)	Goodwill acquired consists primarily of goodwill recognized from the Merger.
Other Intangible Assets
The following table reflects changes in the net carrying amount of the components of finite-lived intangible assets for the year ended December 31, 2016:

	Balance as of December 31, 2015	Purchase price allocation adjustments	Intangible assets acquired	Intangible assets disposed	Amortization (ii)	Foreign Exchange	Balance as of December 31, 2016
Client relationships	$920	$2	$2,222	$(5)	$(395)	$(89)	$2,655
Management contracts	62	—	—	—	(4)	(4)	54
Software (i)	77	(13)	675	—	(142)	(27)	570
Trademark and trade name	50	1	1,003	—	(45)	(3)	1,006
Product	—	—	42	—	(3)	(6)	33
Favorable agreements	2	—	11	—	(2)	—	11
Other	4	—	—	—	(2)	1	3
Total amortizable intangible assets	$1,115	$(10)	$3,953	$(5)	$(593)	$(128)	$4,332
____________________

(i)
In-process research and development intangible assets acquired as part of the Merger on January 4, 2016 of $39 million ($36 million at December 31, 2016) have not yet been placed in service and are not included in this presentation.

(ii)	Amortization associated with favorable agreements is recorded in other Operating expenses in the consolidated statements of operations.

The following table reflects changes in the net carrying amount of the components of finite-lived intangible assets for the year ended December 31, 2015:

	Balance as of December 31, 2014	Intangible assets acquired	Intangible assets disposed	Amortization	Foreign Exchange	Balance as of December 31, 2015
Client relationships	$373	$642	$(5)	$(69)	$(21)	$920
Management contracts	70	—	—	(4)	(4)	62
Software	—	77	—	—	—	77
Trademark and trade name	3	50	—	(2)	(1)	50
Favorable agreements	—	2	—	—	—	2
Other	4	2	—	(1)	(1)	4
Total amortizable intangible assets	$450	$773	$(5)	$(76)	$(27)	$1,115
We recorded amortization related to our finite-lived intangible assets, exclusive of the amortization of our favorable lease agreements, of $591 million, $76 million, and $54 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Our acquired unfavorable lease liabilities were $29 million and $23 million as of December 31, 2016 and December 31, 2015, respectively, and are recorded in the other non-current liabilities in the consolidated balance sheet.
The following table reflects the carrying value of finite-lived intangible assets and liabilities as of December 31, 2016 and December 31, 2015:

	December 31, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Client relationships	$3,396	$(741)	$1,293	$(373)
Management contracts	62	(8)	67	(5)
Software	711	(141)	77	—
Trademark and trade name	1,051	(45)	52	(2)
Product	36	(3)	—	—
Favorable agreements	13	(2)	2	—
Other	6	(3)	8	(4)
Total finite-lived assets	$5,275	$(943)	$1,499	$(384)

Unfavorable agreements	$34	$(5)	$23	$—
Total finite-lived intangible liabilities	$34	$(5)	$23	$—
The weighted average remaining life of amortizable intangible assets and liabilities at December 31, 2016 was 14.8 years.
The table below reflects the future estimated amortization expense for amortizable intangible assets and the rent offset resulting from amortization of the net lease intangible assets and liabilities for the next five years are as follows:

Year ending December 31,	Amortization	Rent offset
2017	$563	$(4)
2018	514	(3)
2019	458	(2)
2020	406	(2)
2021	333	(3)
Thereafter	2,047	(4)
Total	$4,321	$(18)

Note 9 — Derivative Financial Instruments
We are exposed to certain interest rate and foreign currency risks. Where possible, we identify exposures in our business that can be offset internally. Where no natural offset is identified, we may choose to enter into various derivative transactions. For the years ended December 31, 2016 and 2015, all of our derivative instruments qualifying for hedge accounting are considered cash flow hedges. These instruments have the effect of reducing our exposure to unfavorable changes in interest and foreign currency rates. The Company’s Board of Directors reviews and approves policies for managing each of these risks as summarized below.
Interest Rate Risk - Interest Income
As a result of the Company’s operating activities, the Company holds fiduciary funds. The Company earns interest on these funds, which is included in the Company’s consolidated financial statements as interest and other income. These funds are regulated in terms of access as are the instruments in which they may be invested, most of which are short-term in nature.
During 2015, in order to manage interest rate risk arising from these financial assets, the Company entered into interest rate swaps to receive a fixed rate of interest and pay a variable rate of interest. These derivatives were designated as hedging instruments at December 31, 2016 and December 31, 2015 and had total notional amounts of $300 million and fair values of nil for each period, respectively.
Foreign Currency Risk
Some of our non-U.S. subsidiaries receive revenues and incur expenses in currencies other than their functional currency and as a result, the foreign subsidiary’s functional currency revenues will fluctuate as the currency rates change. Additionally, the forecast Pounds sterling expenses of our London brokerage market operations may exceed their Pounds sterling revenues, and they may also hold a significant net Pounds sterling asset or liability position in the balance sheet. To reduce the variability, we use foreign exchange forward contracts to hedge this foreign exchange risk.
These derivatives were designated as hedging instruments and as of December 31, 2016 and December 31, 2015 had a total notional amount of $945 million and $1.2 billion, respectively, and net fair value liabilities of $110 million and $28 million, respectively.
At December 31, 2016, the Company estimates, based on current interest and exchange rates, there will be $64 million of net derivative losses on forward exchange rates, interest rate swaps, and treasury locks reclassified from accumulated comprehensive income into earnings within the next 12 months as the forecast transactions affect earnings. At December 31, 2016, our longest outstanding maturity was 2.5 years.
The material effects of derivative instruments that are designated as hedging instruments on the consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Loss recognized in OCI (effective portion)			Location of (loss)/gain reclassified from OCI into income (effective portion)	(Loss)/gain reclassified from OCI into income (effective portion)			Location of (loss)/gain recognized in income (ineffective portion and amount excluded from effectiveness testing)	(Loss)/gain recognized in income (ineffective portion and amount excluded from effectiveness testing)
	2016	2015	2014		2016	2015	2014		2016	2015	2014
Foreign exchange forwards	$(127)	$(38)	$(31)	Other expense/(income), net	$(42)	$4	$16	Interest expense	$(1)	$1	$(1)
We also enter into foreign currency transactions, primarily to hedge certain intercompany loans. These derivatives are not generally designated as hedging instruments and at December 31, 2016 and December 31, 2015 we had notional amounts of $630 million and $574 million, and net fair value liabilities of $8 million, and $3 million, respectively, for each of the years then ended. The effects of derivatives that have not been designated as hedging instruments on the consolidated statements of operations for the three years ended December 31, 2016 are immaterial.

Note 10 — Debt
Short-term debt and current portion of long-term debt consists of the following:

	December 31,
	2016	2015
1-year term loan facility matures 2016	$—	$587
4.125% senior notes due 2016	—	300
6.200% senior notes due 2017	394	—
Current portion of 7-year term loan facility expires 2018	22	22
Current portion of term loan expires 2019	85	—
Short-term borrowing under bank overdraft arrangement	5	79
Other debt	2	—
	$508	$988
Long-term debt consists of the following:

	December 31,
	2016	2015
Revolving $800 million credit facility	$238	$467
6.200% senior notes due 2017	—	394
7-year term loan facility expires 2018	196	218
Term loan expires 2019	169	—
7.000% senior notes due 2019	186	186
5.750% senior notes due 2021	496	495
3.500% senior notes due 2021	446	—
2.125% senior notes due 2022	565	—
4.625% senior notes due 2023	247	247
4.400% senior notes due 2026	543	—
6.125% senior notes due 2043	271	271
	$3,357	$2,278
Guarantees
All direct obligations under the 6.200% and 7.000% senior notes are issued by Willis North America Inc. and guaranteed by Willis Towers Watson, Willis Netherlands Holdings B.V., Willis Investment U.K. Holdings Limited, TA I Limited, Trinity Acquisition plc, Willis Group Limited, Willis Towers Watson Sub Holdings Unlimited Company and WTW Bermuda Holdings Ltd. See Note 21 — Financial Information for Parent Guarantor, Other Guarantor Subsidiaries and Non-Guarantor Subsidiaries .
All direct obligations under the 4.125% (repaid during 2016) and 5.750% senior notes are issued by the Company and guaranteed by Trinity Acquisition plc, Willis Netherlands Holdings B.V., Willis Investment U.K. Holdings Limited, TA I Limited, Willis North America Inc., Willis Group Limited, Willis Towers Watson Sub Holdings Unlimited Company and WTW Bermuda Holdings Ltd. See Note 22 — Financial Information for Parent Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries.
All direct obligations under the 4.625%, 6.125%, 3.500%, 4.400%, and 2.125% senior notes are issued by Trinity Acquisition plc guaranteed by Willis Towers Watson, Willis Netherlands Holdings B.V., Willis Investment U.K. Holdings Limited, TA I Limited, Willis North America Inc., Willis Group Limited, Willis Towers Watson Sub Holdings Unlimited Company and WTW Bermuda Holdings, Ltd. See Note 23 — Financial Information for Issuer, Parent Guarantor, Other Guarantor Subsidiaries and Non-Guarantor Subsidiaries.
Senior Notes
On May 26, 2016, Trinity Acquisition plc issued €540 million ($609 million) of 2.125% senior notes due 2022 (‘2022 senior notes’). The 2022 senior notes are fully and unconditionally guaranteed by Willis Towers Watson. The effective interest rate of these senior notes is 2.154%, which includes the impact of the discount upon issuance. The 2022 senior notes will mature on

May 26, 2022. Interest accrues on the notes from May 26, 2016 and will be paid in cash on May 26 of each year. The net proceeds from this offering, after deducting underwriter discounts and commissions and estimated offering expenses, were €535 million ($600 million). We used the net proceeds of this offering to repay Tranche A of the 1-year term loan and related accrued interest.
On March 22, 2016, Trinity Acquisition plc issued $450 million of 3.500% senior notes due 2021 (‘2021 senior notes’) and $550 million of 4.400% senior notes due 2026 (‘2026 senior notes’). The 2021 senior notes and the 2026 senior notes are fully and unconditionally guaranteed by the Company. The effective interest rates of these senior notes are 3.707% and 4.572%, respectively, which includes the impact of the discount upon issuance. The 2021 senior notes and the 2026 senior notes will mature on September 15, 2021 and March 15, 2026, respectively. Interest accrues on the notes from March 22, 2016 and will be paid in cash on March 15 and September 15 of each year. The net proceeds from this offering, after deducting underwriter discounts and commissions and estimated offering expenses, were $988 million. We used the net proceeds of this offering as follows: to repay $300 million principal under our $800 million revolving credit facility and related accrued interest, which was drawn to repay our 4.125% senior notes on March 15, 2016; to repay $400 million principal on Tranche B under our 1-year term loan facility and related accrued interest; and to pay down a portion of the remaining principal amount outstanding under our $800 million revolving credit facility and related accrued interest.
On August 15, 2013, the Company issued $250 million of 4.625% senior notes due 2023 and $275 million of 6.125% senior notes due 2043. The effective interest rates of these senior notes are 4.696% and 6.154%, respectively, which include the impact of the discount upon issuance. The proceeds were used to repurchase other previously issued senior notes.
In March 2011, the Company issued $300 million of 4.125% senior notes due 2016 and $500 million of 5.750% senior notes due 2021. The effective interest rates of these senior notes are 4.240% and 5.871%, respectively, which include the impact of the discount upon issuance. The proceeds were used to repurchase and redeem other previously issued senior notes. As noted above, the 4.125% senior notes were repaid in March 2016.
In September 2009, Willis North America Inc. issued $300 million of 7.000% senior notes due 2019. The effective interest rates of these senior notes are 7.081%, which include the impact of the discount upon issuance. A portion of the proceeds were used to repurchase and redeem other previously issued senior notes. In August 2013, $113 million of the 7.000% senior notes due 2019 were repurchased.
On March 28, 2007, we issued $600 million of 10 year senior notes at 6.200%. We used the proceeds of the notes to fund share buybacks and to repay the then outstanding borrowings of $200 million under our revolving credit facility. The effective interest rate of these senior notes is 6.253%. In August 2013, $206 million of the 6.200% senior notes were repurchased.
$800 million revolving credit facility
Drawings under the $800 million revolving credit facility (‘RCF’) bear interest at LIBOR plus a margin of 1.25% to 2.00%, or alternatively the base rate plus a margin of 0.25% to 1.00% based upon the Company’s guaranteed senior unsecured long-term debt rating; a 1.375% margin applies while the Company’s debt rating remains BBB/Baa3. As of December 31, 2016 and December 31, 2015, $238 million and $467 million was outstanding under this revolving credit facility, respectively.
7-year term loan facility
The 7-year term loan facility expiring 2018 bears interest at the same rate applicable to the $800 million revolving credit facility and is repayable in quarterly installments of $6 million with a final repayment of $186 million due in the third quarter of 2018.
1-year term loan facility
On November 20, 2015, Legacy Willis entered into a 1-year term loan facility. The 1-year term loan had two tranches: Tranche A was for €550 million, of which €544 million ($592 million) was drawn on December 19, 2015 and used to finance the acquisition of Gras Savoye. Tranche B was for $400 million and was drawn on January 4, 2016 and used to re-finance debt held by Legacy Towers Watson which became due on acquisition. Tranche A was repaid in its entirety on May 26, 2016 from the proceeds from the issuance of our 2022 senior notes discussed above. Tranche B was repaid in its entirety on March 22, 2016 from a portion of the proceeds from the issuance of our senior notes discussed above. The amount outstanding as of December 31, 2015 was $592 million, gross of $5 million in debt fees related to the 1-year term loan facility.

WSI revolving credit facility
Willis Securities Inc. (‘WSI’) is permitted to incur up to $400 million in indebtedness under the $800 million revolving credit facility held by Trinity Acquisition plc and has the ability to borrow in Euro, Japanese yen and other approved currencies subject to a reserve for foreign currency fluctuation.
Proceeds under the credit facility may be used for regulatory capital purposes related to securities underwriting only, which allows WSI to meet or exceed capital requirements of regulatory agencies, self-regulatory agencies and their clearing houses, including the Financial Industry Regulatory Authority. Advances under the WSI revolving credit facility bear interest at a rate equal to LIBOR plus a margin of 1.25% to 2.00%, or alternatively the base rate plus a margin of 0.25% to 1.00%, based upon the Company’s guaranteed senior-unsecured long-term debt rating. A margin of 1.50% applies while the Company’s debt rating remains BBB/Baa3.
As of December 31, 2016 and 2015, there were no borrowings outstanding under the WSI revolving credit facility. On April 27, 2016, the end date of the credit period was extended to April 28, 2017 and the repayment date was extended to April 28, 2018. There were no other significant changes in the terms of this credit facility.
The agreements relating to the $800 million revolving credit facility, the 7-year term loan facility, and the 1-year term loan contain requirements that we are not to exceed certain levels of consolidated funded indebtedness in relation to consolidated EBITDA and we are to maintain at least a minimum level of consolidated EBITDA to consolidated cash interest expense, subject to certain adjustments. In addition, the agreements relating to our facilities and senior notes include, in the aggregate, covenants relating to the delivery of financial statements, reports and notices, limitations on liens, limitations on sales and other disposals of assets, limitations on indebtedness and other liabilities, limitations on sale and leaseback transactions, limitations on mergers and other fundamental changes, maintenance of property, maintenance of insurance, nature of business, compliance with applicable laws, maintenance of corporate existence and rights, payment of taxes and access to information and properties. At December 31, 2016 and December 31, 2015, we were in compliance with all financial covenants.
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
The interest rate on the term loan is based on the Company’s choice of one, two, three or six-month LIBOR plus a spread of 1.25% to 1.75%, or alternatively the bank base rate plus 0.25% to 0.75%. The spread to each index is dependent on the Company’s consolidated leverage ratio. The weighted-average interest rate on this term loan for the year ended December 31, 2016 was 1.83%. The term loan amortizes at a rate of $21 million per quarter, beginning in March 2016, with a final maturity date of December 2019. The Company has the right to prepay a portion or all of the outstanding term loan balance on any interest payment date without penalty. At December 31, 2016, the balance outstanding on the term loan was $255 million, before reduction of $1 million in debt issuance fees.
Covenants
The terms of our current financings also include certain limitations. For example, the agreements relating to the debt arrangements and credit facilities generally contain numerous operating and financial covenants, including requirements to maintain minimum ratios of consolidated EBITDA to consolidated cash interest expense and maximum levels of consolidated funded indebtedness in relation to consolidated EBITDA, in each case subject to certain adjustments. The operating restrictions and financial covenants in our credit facilities do, and any future financing agreements may, limit our ability to finance future operations or capital needs or to engage in other business activities.

Debt Maturity
The following table summarizes the maturity of our debt, interest on senior notes and excludes any reduction for debt issuance costs:

	2017	2018	2019	2020	2021	Thereafter	Total
Senior notes	$394	$—	$187	$—	$950	$1,645	$3,176
Interest on senior notes	128	122	119	109	82	489	1,049
Term loans	107	281	85	—	—	—	473
RCF	—	238	—	—	—	—	238
Other debt	7	—	—	—	—	—	7
Total	$636	$641	$391	$109	$1,032	$2,134	$4,943
Interest Expense
The following table shows an analysis of the interest expense for the years ended December 31:

	Years ended December 31,
	2016	2015	2014
Senior notes	$139	$114	$117
Term loans	17	5	5
RCF	10	6	3
WSI revolving credit facility	2	2	4
Other	16	15	6
Total interest expense	$184	$142	$135
Note 11 — Fair Value Measurements
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
The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments:
Market values for our derivative instruments have been used to determine the fair value of interest rate swaps and forward foreign exchange contracts based on estimated amounts the Company would receive or have to pay to terminate the agreements, taking into account the current interest rate environment or current foreign currency forward rates. Such financial instruments are classified as Level 2 in the fair value hierarchy.
Available-for-sale securities are classified as Level 1 because we use quoted market prices in determining the fair value of these securities.
Contingent consideration payable is classified as Level 3 and we estimate fair value based on the likelihood and timing of achieving the relevant milestones of each arrangement, applying a probability assessment to each of the potential outcomes, and discounting the probability-weighted payout. Typically, milestones are based on revenue or EBITDA growth for the acquired business.

The following presents our assets and liabilities measured at fair value on a recurring basis at December 31, 2016 and December 31, 2015:

	Balance Sheet Location	Fair Value Measurements on a Recurring Basis at December 31, 2016
		Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds / exchange traded funds	Prepaid and other current assets and other non-current assets	$37	$—	$—	$37
Derivatives:
Derivative financial instruments (i)	Prepaid and other current assets and other non-current assets	$—	$15	$—	$15
Liabilities:
Contingent Consideration:
Contingent consideration (ii)	Other current liabilities and other non-current liabilities	$—	$—	$55	$55
Derivatives:
Derivative financial instruments (i)	Other current liabilities and other non-current liabilities	$—	$133	$—	$133

	Balance Sheet Location	Fair Value Measurements on a Recurring Basis at December 31, 2015
		Level 1	Level 2	Level 3	Total
Assets:
Derivatives:
Derivative financial instruments (i)	Prepaid and other current assets and other non-current assets	$—	$26	$—	$26
Liabilities:
Contingent Consideration:
Contingent consideration	Other current liabilities and other non-current liabilities	$—	$—	$74	$74
Derivatives:
Derivative financial instruments (i)	Other current liabilities and other non-current liabilities	$—	$57	$—	$57
____________________

(i)	See Note 9 — Derivative Financial Instruments for further information on our derivative instruments.

(ii)
Probability weightings are based on our knowledge of the past and planned performance of the acquired entity to which the contingent consideration applies. The weighted average discount rate used on our material contingent consideration calculations was 10.76%. Using different probability weightings and discount rates could result in an increase or decrease of the contingent consideration payable.

The following table summarizes the change in fair value of the Level 3 liabilities:

Fair Value Measurements using significant unobservable inputs (Level 3)	December 31, 2016
Balance at December 31, 2015	$74
Obligations assumed	3
Payments	(11)
Realized and unrealized losses	(5)
Foreign exchange	(6)
Balance at December 31, 2016	$55
There were no significant transfers between Levels 1, 2 or 3 in the fiscal years ended December 31, 2016 and 2015.

Fair value information about financial instruments not measured at fair value
The following presents our liabilities not measured at fair value on a recurring basis at December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Current portion of long term debt	$508	$513	$988	$998
Long-term debt	$3,357	$3,504	$2,278	$2,394
The carrying values of our revolving lines of credit and term loans approximate their fair values. The fair values above are not necessarily indicative of the amounts that the Company would realize upon disposition nor do they indicate the Company’s intent or ability to dispose of the financial instrument. The fair value of our senior notes are considered level 2 financial instruments as they are corroborated by observable market data.
Note 12 — Retirement Benefits
Defined Benefit Plans and Post-retirement Welfare Plans
Willis Towers Watson sponsors both qualified and non-qualified defined benefit pension plans and other post-retirement welfare plans (‘PRW’) plans throughout the world. The majority of our plan assets and obligations are in the United States and the United Kingdom. We have also included disclosures related to defined benefit plans in certain other countries, which includes Canada, Germany, Ireland and the Netherlands. Together, these disclosed funded and unfunded plans represented 99% of Willis Towers Watson’s pension and PRW obligations and plan assets and are disclosed herein for the 2016 disclosures.
On January 4, 2016, in connection with the Merger, we acquired additional defined benefit pension, PRW, and defined contribution plans. Total plan assets of approximately $3.7 billion and projected benefit obligations of approximately $4.6 billion were acquired. The funded status for each of the acquired plans has been included in the values of identifiable assets acquired, and liabilities assumed in Note 3 — Merger and Acquisitions and are recorded as $67 million in pension benefits assets and $923 million in liability for pension benefits.
As part of these obligations, in the United States, the United Kingdom and Canada, we have non-qualified plans that provide for the additional pension benefits that would be covered under the qualified plan in the respective country were it not for statutory maximums. The non-qualified plans are unfunded.
Certain prior year amounts have been reclassified between the presentation groupings of ‘U.S.’, ‘U.K.’ and ‘Other’ to conform to current year presentation. The significant plans within each grouping are described below:
United States
Legacy Willis – This plan covers approximately one third of the Legacy Willis employees in the United States and is now frozen with no new entrants nor future accruals.
Legacy Towers Watson – This plan covers substantially all Legacy Towers Watson U.S. employees, with the exception of certain employees of our Exchange Solutions segment. Prior to December 31, 2010, employees earned benefits under their original plan formulas, which were frozen on December 31, 2011. Beginning January 1, 2012, all Legacy Towers Watson employees, including named executive officers, accrue qualified and non-qualified benefits under a stable value pension design.
2017 Changes – The Legacy Towers Watson plan’s current non-contributory stable value formula is not available to employees hired or rehired on or after January 1, 2017. Beginning July 1, 2017, Legacy Towers Watson employees participating in the Plan will accrue benefits under a new non-contributory stable value pension formula. Also beginning July 1, 2017, the Plan will cover newly eligible employees, including employees hired on or after January 1, 2017, and employees from Legacy Willis and the Exchange Solutions segment, who elect to participate (who do not ‘opt out’) under a new contributory stable value pension formula.

United Kingdom
Legacy Willis – This plan covers approximately one third of the Legacy Willis employees in the United Kingdom. The plan is now closed to new entrants. New employees in the United Kingdom are offered the opportunity to join a defined contribution plan.
Legacy Towers Watson – Benefit accruals earned under the Legacy Watson Wyatt defined benefit plan (predominantly pension benefits) ceased on February 28, 2015, although benefits earned prior to January 1, 2008 retain a link to salary until the employee leaves the Company.  Benefit accruals earned under the legacy Towers Perrin defined benefit plan (predominantly lump sum benefits) were frozen on March 31, 2008.  All participants now accrue defined contribution benefits.
Legacy Miller – The plan provides retirement benefits based on members’ salaries at the point at which they ceased to accrue benefits under the scheme.
Other
Canada (Legacy Towers Watson) – Participants accrue qualified and non-qualified benefits based on a career average benefit formula. Additionally, participants can choose to make voluntary contributions to purchase enhancements to their pension.
2017 Canada Changes – Effective January 1, 2017, the Legacy Towers Watson Canada plan was amended with respect to future benefit accruals. The ancillary benefits were reduced for all members and the benefit formula was reduced for members joining on or after January 1, 2017. Additionally on January 1, 2017, the Legacy Willis employees in Canada joined the plan and will accrue qualified and non-qualified benefits based on a career average benefit formula.
France (Legacy Gras Savoye) – The mandatory retirement indemnity plan is a termination benefit which provides lump sum benefits at retirement. There is no vesting before the retirement date and the benefit formula is determined through the collective bargaining agreement and the labor code. All employees with permanent employment contracts are eligible.
Germany (Legacy Willis) –The defined benefit plan population consists of retirees receiving annuities and two participants with deferred vested benefits. Other employees and former employees participate in defined contribution arrangements.
Germany (Legacy Towers Watson) – Effective January 1, 2011, all new participants participate in a defined contribution plan. Participants hired prior to this date continue to participate in various defined contribution and defined benefit arrangements according to legacy plan formulas. The legacy defined benefit plans are primarily account-based, with some long-service participants continuing to accrue benefits according to grandfathered final-average-pay formulas.
Ireland (Legacy Willis) – The defined benefit plans provide pension benefits for approximately one third of legacy Willis employees in Ireland. The defined benefit plans are now closed to new entrants.
Ireland (Legacy Towers Watson) – Benefit accruals earned under the scheme’s defined benefit plan ceased on May 1, 2015. Benefits earned prior to this date retain a link to salary until the employee leaves the Company.
Netherlands (Legacy Towers Watson) – Benefits under the plan used to accrue on a final pay basis on earnings up to a maximum amount each year. The benefit accrual under the final pay plan stopped at December 31, 2010. The accrued benefits will receive conditional indexation each year.
Post-retirement Welfare Plan
We provide certain healthcare and life insurance benefits for retired participants. The principal plans cover participants in the U.S. who have met certain eligibility requirements. Our principal post-retirement benefit plans are primarily unfunded. Retiree medical benefits provided under our U.S. post-retirement benefit plans were closed to new hires effective January 1, 2011. Life insurance benefits under the plans were frozen with respect to service, eligibility and amounts as of January 1, 2012 for active participants.

Amounts Recognized in our Consolidated Financial Statements
The following schedules provide information concerning the defined benefit pension plans and PRW plan as of and for the years ended December 31 2016 and 2015:

	2016				2015
	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW
Change in Benefit Obligation
Benefit obligation, beginning of year	$976	$2,881	$184	$—	$1,066	$3,093	$186	$—
Service cost	59	24	19	1	—	33	3	—
Interest cost	137	114	18	3	41	107	3	—
Employee contributions	—	1	—	7	—	1	—	—
Actuarial losses/(gains)	151	852	61	4	(92)	(97)	(5)	—
Curtailment loss	—	—	—	—	—	13	—	—
Settlements	—	(12)	(61)	—	—	—	(1)	—
Benefits paid	(166)	(130)	(24)	(14)	(39)	(102)	(7)	—
Business combinations	3,012	842	530	112	—	224	24	—
Transfers in	—	—	1	—	—	—	—	—
Foreign currency changes	—	(673)	4	—	—	(176)	(19)	—
Plan amendments	—	—	—	—	—	(215)	—	—
Benefit obligation, end of year	$4,169	$3,899	$732	$113	$976	$2,881	$184	$—
Change in Plan Assets
Fair value of plan assets, beginning of year	$749	$3,478	$158	$—	$806	$3,398	$171	$—
Actual return on plan assets	153	782	26	—	(19)	73	4	—
Employer contributions	91	106	39	7	1	107	10	—
Employee contributions	—	1	—	7	—	1	—	—
Settlements	—	(12)	(58)	—	—	—	—	—
Benefits paid	(166)	(130)	(24)	(14)	(39)	(102)	(7)	—
Business combinations	2,453	906	321	4	—	202	—	—
Transfers in	—	—	1	—	—	—	—	—
Foreign currency adjustment	—	(771)	4	—	—	(201)	(20)	—
Fair value of plan assets, end of year	$3,280	$4,360	$467	$4	$749	$3,478	$158	$—
Funded status at end of year	$(889)	$461	$(265)	$(109)	$(227)	$597	$(26)	$—
Accumulated Benefit Obligation	$4,169	$3,899	$696	$113	$975	$2,881	$173	$—
Components on the Consolidated Balance Sheet
Pension benefits assets	$—	$478	$10	$—	$—	$617	$6	$—
Current liability for pension benefits	$(47)	$—	$(7)	$(3)	$—	$—	$—	$—
Non-current liability for pension benefits	$(842)	$(17)	$(268)	$(106)	$(227)	$(20)	$(32)	$—
	$(889)	$461	$(265)	$(109)	$(227)	$597	$(26)	$—
Amounts recognized in accumulated other comprehensive loss as of December 31, 2016 and 2015 consist of:

	2016				2015
	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW
Net actuarial loss	$603	$918	$80	$4	$378	$790	$25	$—
Net prior service gain	—	(147)	—	—	—	(196)	—	—
Accumulated other comprehensive loss	$603	$771	$80	$4	$378	$594	$25	$—

The following table presents the projected benefit obligation and fair value of plan assets for our plans that have a projected benefit obligation in excess of plan assets as of December 31, 2016 and 2015:

	2016			2015
	U.S.	U.K.	Other	U.S.	U.K.	Other
Projected benefit obligation at end of year	$4,169	$843	$686	$976	$204	$52
Fair value of plan assets at end of year	$3,280	$825	$411	$749	$184	$19
The following table presents the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for our plans that have an accumulated benefit obligation in excess of plan assets as of December 31, 2016 and 2015.

	2016			2015
	U.S.	U.K.	Other	U.S.	U.K.	Other
Projected benefit obligation at end of year	$4,169	$843	$686	$976	$204	$33
Accumulated benefit obligation at end of year	$4,169	$843	$650	$975	$204	$26
Fair value of plan assets at end of year	$3,280	$825	$411	$749	$184	$4
The components of the net periodic benefit income and other amounts recognized in other comprehensive (income)/loss for the years ended December 31, 2016, 2015 and 2014 for the defined benefit plans and PRW plan are as follows:

	2016				2015				2014
	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW
Components of net periodic benefit (income)/cost:
Service cost	$59	$24	$19	$1	$—	$33	$3	$—	$—	$41	$3	$—
Interest cost	137	114	18	3	41	107	3	—	41	121	6	—
Expected return on plan assets	(240)	(253)	(27)	—	(57)	(230)	(3)	—	(54)	(213)	(6)	—
Amortization of unrecognized prior service credit	—	(19)	—	—	—	(18)	—	—	—	(4)	—	—
Amortization of unrecognized actuarial loss	12	42	—	—	11	36	1	—	6	42	—	—
Settlement	—	—	5	—	—	—	—	—	—	—	—	—
Curtailment gain	—	—	—	—	—	(5)	—	—	—	—	—	—
Net periodic benefit (income)/cost	$(32)	$(92)	$15	$4	$(5)	$(77)	$4	$—	$(7)	$(13)	$3	$—
Other changes in plan assets and benefit obligations recognized in other comprehensive loss/(income):
Net actuarial loss/(gain)	$238	$323	$62	$4	$(16)	$59	$(5)	$—	$174	$83	$17	$—
Amortization of unrecognized actuarial loss	(12)	(42)	—	—	(11)	(36)	(1)	—	(6)	(42)	—	—
Prior service gain	—	—	—	—	—	(215)	—	—	—	—	—	—
Amortization of unrecognized prior service credit	—	19	—	—	—	18	—	—	—	4	—	—
Settlement	—	—	(8)	—	—	—	—	—	—	—	—	—
Curtailment loss/(gain)	—	—	—	—	—	18	—	—	—	(2)	—	—
Total recognized in other comprehensive loss/(income)	226	300	54	4	(27)	(156)	(6)	—	168	43	17	—
Total recognized in net periodic benefit (income)/cost and other comprehensive loss/(income)	$194	$208	$69	$8	$(32)	$(233)	$(2)	$—	$161	$30	$20	$—
During fiscal year 2016, WTW adopted the granular approach to calculating service and interest cost. This was treated as a change in accounting estimate, and resulted in a credit of $51 million included in our total net periodic benefit income reflected above.
On March 6, 2015, Legacy Willis announced to members of the U.K. defined benefit pension plan that with effect from June 30, 2015, future salary increases would not be pensionable (the ‘salary freeze’). Legacy Willis recognized the salary freeze as a plan amendment at the announcement date. The impact of the salary freeze reduced the plan’s projected benefit obligation by approximately $215 million and created a prior service credit which is recognized in other comprehensive income and then amortized to the consolidated statement of operations over the remaining expected service life of active employees.

The estimated net actuarial loss and prior service cost for the defined benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are:

	For the Year Ended December 31, 2017
	U.S.	U.K	Other	PRW
Estimated net actuarial loss	$13	$51	$2	$—
Prior service gain	$—	$(17)	$—	$—
Assumptions Used in the Valuations of the Defined Benefit Pension Plans and PRW Plan
The determination of the Company’s obligations and annual expense under the plans is based on a number of assumptions that, given the longevity of the plans, are long-term in focus. A change in one or a combination of these assumptions could have a material impact on our projected benefit obligation. However, certain of these changes, such as changes in the discount rate and actuarial assumptions, are not recognized immediately in net income, but are instead recorded in other comprehensive income. The accumulated gains and losses not yet recognized in net income are amortized into net income as a component of the net periodic benefit cost/(credit) generally based on the average working life expectancy of the plan’s active participants to the extent that the net gains or losses as of the beginning of the year exceed 10% of the greater of the market-related value of plan assets or the projected benefit obligation. The average remaining service period of participants for the PRW plan is approximately 9.5 years.
The Company considers several factors prior to the start of each fiscal year when determining the appropriate annual assumptions, including economic forecasts, relevant benchmarks, historical trends, portfolio composition and peer company comparisons. These assumptions, used to determine our pension liabilities and pension expense, are reviewed annually by senior management and changed when appropriate. The discount rate will be changed annually if underlying rates have moved, whereas the expected long-term return on assets will be changed less frequently as longer term trends in asset returns emerge or long-term target asset allocations are revised. To calculate the discount rate, we use the granular approach to determining service and interest costs. The expected rate of return assumptions for all plans are supported by an analysis of the weighted-average yield expected to be achieved based upon the anticipated makeup of the plans’ investments. Other material assumptions include rates of participant mortality, and the expected long-term rate of compensation and pension increases.
The following assumptions were used in the valuations of Willis Towers Watson’s defined benefit pension plans and PRW plan. The assumptions presented for the U.S. plans represent the weighted-average of rates for all U.S. plans. The assumptions presented for the U.K. plans represent the weighted-average of rates for the U.K. plans. The assumptions presented for the Other plans represent the weighted-average of rates for the Canada, France, Germany, Ireland, and Netherlands plans.
The assumptions used to determine net periodic benefit cost for the fiscal years ended December 31, 2016, 2015 and 2014 were as follows:

	Years ended December 31,
	2016				2015				2014
	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW
Discount rate [i]	N/A	N/A	N/A	N/A	3.9%	3.6%	2.3%	—%	4.8%	4.4%	3.7%	—%
Discount rate - PBO	4.2%	3.8%	3.2%	4.2%	N/A	N/A	N/A	—%	N/A	N/A	N/A	—%
Discount rate - service cost	3.9%	3.8%	3.4%	4.1%	N/A	N/A	N/A	—%	N/A	N/A	N/A	—%
Discount rate - interest cost on service cost	3.2%	3.8%	3.1%	3.5%	N/A	N/A	N/A	—%	N/A	N/A	N/A	—%
Discount rate - interest cost on PBO	3.4%	3.4%	2.8%	3.3%	N/A	N/A	N/A	—%	N/A	N/A	N/A	—%
Expected long-term rate of return on assets ii	7.6%	6.2%	6.1%	2.0%	7.3%	6.5%	3.3%	—%	7.3%	7.0%	3.7%	—%
Rate of increase in compensation levels	4.3%	3.2%	2.3%	N/A	N/A	2.9%	2.2%	—%	N/A	3.2%	2.1%	—%
Healthcare cost trend
Initial rate				7.0%				N/A				N/A
Ultimate rate				5.0%				N/A				N/A
Year reaching ultimate rate				2022				N/A				N/A
____________________

(i)
This discount rate represents the assumption to determine net periodic benefit cost prior to the Company’s use of the granular approach to calculating service and interest cost which began for the 2016 fiscal year.

(ii)
As part of the salary freeze negotiations with the Scheme Trustee, Legacy Willis agreed to the U.K. plan Trustee’s de-risking strategy which will lead to a strategic target asset allocation with a greater weighting to fixed income assets. Consequently, with effect from March 6, 2015, the expected return on assets assumption was reduced by 50 basis points from 7.00% to 6.50%.

The following table presents the assumptions used in the valuation to determine the projected benefit obligation for the fiscal years ended December 31, 2016 and 2015:

	December 31, 2016				December 31, 2015
	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW
Discount rate	4.0%	2.6%	2.7%	4.0%	4.2%	3.8%	2.4%	—%
Rate of increase in compensation levels	4.3%	3.2%	2.3%	N/A	N/A	3.3%	2.2%	—%
A one percentage point change in the assumed healthcare cost trend rates would have an immaterial effect on the post-retirement benefit cost and obligation as of December 31, 2016.
The expected return on plan assets was determined on the basis of the weighted-average of the expected future returns of the various asset classes, using the target allocations shown below. The Company’s pension plan asset target allocations as of December 31, 2016 were as follows:

	U.S.		U.K.			Canada	Germany	Ireland
Asset Category	Willis	Towers Watson	Willis	Towers Watson	Miller	Towers Watson	Towers Watson	Willis	Towers Watson
Equity securities	50%	23%	32%	13%	27%	60%	36%	38%	73%
Debt securities	50%	43%	50%	60%	57%	40%	60%	28%	27%
Real estate	—%	6%	—%	—%	—%	—%	—%	3%	—%
Other	—%	28%	18%	27%	16%	—%	4%	31%	—%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%
The Legacy Willis plan in Germany and the Legacy Towers Watson plan in the Netherlands are invested in insurance contracts. Consequently, the asset allocations of the plans are managed by the insurer. The Legacy Gras Savoye plan in France is unfunded.
Our investment strategy is designed to generate returns that will reduce the interest rate risk inherent in each of the plan’s benefit obligations and enable the plans to meet their future obligations. The precise amount for which these obligations will be settled depends on future events, including the life expectancy of the plan participants and salary inflation. The obligations are estimated using actuarial assumptions, based on the current economic environment.
Each pension plan seeks to achieve total returns sufficient to meet expected future obligations when considered in conjunction with expected future contributions and prudent levels of investment risk and diversification. Each plan’s targeted asset allocation is generally determined through a plan-specific Asset-Liability Modeling study. These comprehensive studies provide an evaluation of the projected status of asset and benefit obligation measures for each plan under a range of both positive and negative environments. The studies include a number of different asset mixes, spanning a range of diversification and potential equity exposures.
In evaluating the strategic asset allocation choices, an emphasis is placed on the long-term characteristics of each individual asset class, such as expected return, volatility of returns and correlations with other asset classes within the portfolios. Consideration is also given to the proper long-term level of risk for each plan, the impact of the volatility and magnitude of plan contributions and costs, and the impact that certain actuarial techniques may have on the plan’s recognition of investment experience.
We monitor investment performance and portfolio characteristics on a quarterly basis to ensure that managers are meeting expectations with respect to their investment approach. There are also various restrictions and controls placed on managers, including prohibition from investing in our stock.
Fair Value of Plan Assets
The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value:

•	Level 1: refers to fair values determined based on quoted market prices in active markets for identical assets;

•	Level 2: refers to fair values estimated using observable market based inputs or unobservable inputs that are corroborated by market data; and

•	Level 3: includes fair values estimated using unobservable inputs that are not corroborated by market data.

The fair values of our U.S. plan assets by asset category at December 31, 2016 and 2015 are as follows:

	December 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset category:
Cash	$3	$—	$—	$3	$—	$—	$—	$—
Short-term securities	—	33	—	33	—	—	—	—
Equity securities	253	8	—	260	86	7		93
Government bonds	10	—	—	10	—	—	—	—
Corporate bonds	—	169	—	170	—	—	—	—
Other fixed income	—	19	—	19	—	—	—	—
Pooled / commingled funds	—	—	—	1,665	—	—	—	476
Mutual funds	183	—	—	183	180	—	—	180
Private equity	—	—	—	234	—	—	—	—
Hedge funds	—	—	—	692	—	—	—	—
Total assets	$449	$229	$—	$3,269	$266	$7	$—	$749
The fair values of our U.K. plan assets by asset category at December 31, 2016 and 2015 are as follows:

	December 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset category:
Cash	$49	$—	$—	$49	$149	$2	$—	$151
Equity securities	374	8	—	382	737	17	—	754
Government bonds	1,184	—	—	1,184	836	1	—	837
Corporate bonds	—	118	—	118	—	138	—	138
Other fixed income	—	216	—	216	—	—	—	—
Pooled / commingled funds	—	—	—	1,677	—	—	—	820
Mutual funds	—	—	—	11	—	—	—	—
Private equity	—	—	—	40	—	—	—	—
Derivatives	—	73	—	73	—	195	—	195
Real estate	—	—	—	197	—	—	—	146
Hedge funds	—	—	—	426	—	—	—	457
Total assets	$1,607	$415	$—	$4,373	$1,722	$353	$—	$3,498

Liability category:
Derivatives	—	14	—	14	—	20	—	20
Net Assets	$1,607	$401	$—	$4,359	$1,722	$333	$—	$3,478
The fair values of our Other plan assets by asset category at December 31, 2016 and 2015 are as follows:

	December 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset category:
Cash	$17	$—	$—	$17	$—	$—	$—	$—
Equity securities	—	—	—	—	1	—	—	1
Government bonds	—	—	—	—	29	—	—	29
Corporate bonds	—	—	—	—	4	—	—	4
Pooled / commingled funds	—	—	—	214	—	—	—	—
Mutual funds	—	—	—	224	—	—	—	102
Derivatives	—	—	—	—	—	19	—	19
Insurance contracts	—	—	17	17	—	—	1	1
Real estate	—	—	—	—	—	—	—	2
Total assets	$17	$—	$17	$472	$34	$19	$1	$158
Our PRW plan invests only in short-term investments and mutual funds and is not included within this fair value hierarchy table.

We evaluate the need to transfer between levels based upon the nature of the financial instrument and size of the transfer relative to the total net assets of the plans. There were no significant transfers between Levels 1, 2 or 3 in the fiscal years ended December 31, 2016 and 2015.
In accordance with Subtopic 820-10, Fair Value Measurement and Disclosures, certain investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in these tables are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statements of net assets. See the description of ASU 2015-07 in Note 2 - Basis of Presentation and Significant Accounting Policies, which notes the adoption of this practical expedient for the presentation of our pension plan investments in the fair value hierarchy tables included above, and the retrospective application to comparative periods.
Following is a description of the valuation methodologies used for investments at fair value:
Short-term securities: Valued at the net value of shares held by the Company at year end as reported by the sponsor of the funds.
Equity securities and Mutual Funds: Valued at the closing price reported on the active market on which the individual securities are traded. Exchange traded mutual funds are included as level 1 above.
Government bonds: Valued at the closing price reported in the active market in which the bond is traded.
Corporate bonds: Valued using pricing models maximizing the use of observable inputs for similar securities. This includes basing value on yields currently available on comparable securities of issuers with similar credit ratings.
Other Fixed Income: Foreign and municipal bonds are valued at the closing price reported in the active market in which the bond is traded.
Pooled / Commingled Funds and Mutual Funds: Valued at the net value of shares held by the Company at year end as reported by the manager of the funds. These funds are not exchange traded and are not reported by level in the tables above.
Derivative investments: Valued at the closing level of the relevant index or security and interest accrual through the valuation date.
Private equity funds, Real estate funds, Hedge funds: The fair value for these investments is estimated based on the net asset value derived from the latest audited financial statements or most recent capital account statements provided by the private equity fund’s investment manager or third-party administrator.
Insurance contracts: The fair values are determined using model-based techniques that include option-pricing models, discounted cash flow models and similar techniques.
The following table reconciles the net plan investments to the total fair value of the plan assets:

	December 31,
	2016	2015
Net assets held in investments	$8,100	$4,385
PRW plan assets	3	—
Net receivable for investments purchased	3	—
Dividend and interest receivable	3	—
Fair value of plan assets	$8,109	$4,385
Level 3 investments
As a result of the inherent limitations related to the valuations of the Level 3 investments, due to the unobservable inputs of the underlying funds, the estimated fair value may differ significantly from the values that would have been used had a market for those investments existed.

The following table sets forth a summary of changes in the fair value of the plans’ Level 3 assets for the fiscal year ended December 31, 2016:

Level 3 Roll Forward
Beginning balance at December 31, 2015	$1
Insurance contracts acquired in the Merger	16
Foreign exchange	—
Ending balance at December 31, 2016	$17
Contributions and Benefit Payments
Funding is based on actuarially determined contributions and is limited to amounts that are currently deductible for tax purposes. Since funding calculations are based on different measurements than those used for accounting purposes, pension contributions are not equal to net periodic pension costs.
The following table sets forth our projected pension contributions to our qualified plans for fiscal year 2017, as well as the pension contributions to our qualified plans in fiscal years 2016 and 2015:

	2017 (Projected)	2016 (Actual)	2015 (Actual)
U.S.	$50	$50	$—
U.K.	$60	$105	$102
Other	$13	$29	$6
Expected benefit payments from our defined benefit pension plans to current plan participants, including the effect of their expected future service, as appropriate, are as follows:

	Benefit Payments
Fiscal Year	U.S.	U.K.	Other	PRW	Total
2017	226	91	27	15	359
2018	223	97	22	16	358
2019	231	101	24	16	372
2020	239	105	25	16	385
2021	244	111	26	16	397
Years 2022 – 2026	1,329	649	162	84	2,224
	$2,492	$1,154	$286	$163	$4,095
Defined Contribution Plan
We have defined contribution plans covering eligible employees in many countries. The most significant plans are in the U.S. and U.K. and are described here.
Legacy Willis has a 401(k) plan covering all eligible employees of Legacy Willis U.S. and its subsidiaries. The plan allows participants to make pre-tax contributions which the Company, at its discretion, may match. All investment assets of the plan are held in a trust account administered by independent trustees.
The Legacy Towers Watson U.S. Defined Contribution Plan allows eligible Towers Watson U.S. employees to participate in a savings plan design that provides for 100% match on the first 2% of employee contributions and 50% match on the next 4% of employee contributions. Employees vest in the employer match upon two years of service.
The Legacy Towers Watson U.K. pension plan has a money purchase feature to which we make core contributions plus additional contributions matching those of the participants up to a maximum rate. Contribution rates depend on the age of the participant and whether or not they arise from salary sacrifice arrangements through which the participant has elected to receive a pension contribution in lieu of additional salary.
The Company’s expenses related to its defined contribution plans for the years ended December 31, 2016, 2015 and 2014 amounted to $152 million, $77 million and $70 million.

Note 13 — Commitments and Contingencies
Operating Leases
The Company leases certain land, building and equipment under various operating lease commitments. The total amount of the minimum rent is expensed on a straight-line basis over the term of the lease. Rental expenses and sub-lease rental income for operating leases are recorded as part of other operating expenses in the consolidated statements of operations. Rental expense, exclusive of sublease income, was $302 million, $142 million, and $134 million for the years ended December 31, 2016, 2015 and 2014, respectively. We have entered into sublease agreements for some of our excess leased space. Sublease income was $17 million, $17 million, and $13 million for the years ended December 31, 2016, 2015 and 2014, respectively.
As of December 31, 2016, the aggregate future minimum rental commitments under all non-cancellable operating lease agreements are as follows:

	Gross rental commitments	Rentals from subleases	Net rental commitments
2017	$238	$(16)	$222
2018	194	(16)	178
2019	171	(14)	157
2020	146	(14)	132
2021	122	(11)	111
Thereafter	611	(11)	600
Total	$1,482	$(82)	$1,400
Guarantees
Guarantees issued by certain of Willis Towers Watson’s subsidiaries with respect to the senior notes and revolving credit facilities are discussed in Note 10 — Debt.
Certain of Willis Towers Watson’s subsidiaries have given the landlords of some leasehold properties occupied by the Company in the United Kingdom and the United States guarantees in respect of the performance of the lease obligations of the subsidiary holding the lease. The operating lease obligations subject to such guarantees amounted to $558 million and $676 million at December 31, 2016 and 2015, respectively. The capital lease obligations subject to such guarantees amounted to $9 million and $10 million as of December 31, 2016 and 2015, respectively.
Acquisition liabilities
The Company has deferred and contingent consideration due to be paid on existing acquisitions until 2019 totaling $142 million at December 31, 2016. Most notably, our liability for the acquisition of Miller Insurance Services LLP in May 2015, for which deferred and contingent consideration, including interest, was $95 million at December 31, 2016. Total deferred and contingent consideration paid during the year ended December 31, 2016 was $67 million.
Other contractual obligations
For certain subsidiaries and associates, the Company has the right to purchase shares (a call option) from co-shareholders at various dates in the future. In addition, the co-shareholders of certain subsidiaries and associates have the right to sell their shares (a put option) to the Company at various dates in the future. Generally, the exercise price of such put options and call options is formula-based (using revenues and earnings) and is designed to reflect fair value. Based on current projections of profitability and exchange rates, and assuming the put options are exercised, the potential amount payable from these options is not expected to exceed $73 million.
In July 2010, the Company made a capital commitment of $25 million to Trident V Parallel Fund, LP, an investment fund managed by Stone Point Capital. This replaced a capital commitment of $25 million that had been made to Trident V, LP in December 2009. As of December 31, 2016 there have been approximately $23 million of capital contributions.
In May 2011, the Company made a capital commitment of $10 million to Dowling Capital Partners I, LP. As of December 31, 2016 there had been approximately $8 million of capital contributions.
Other contractual obligations at December 31, 2016 and 2015, include certain capital lease obligations totaling $54 million and $59 million, respectively, primarily in respect of the Company’s Nashville property.

On October 1, 2015, Legacy Towers Watson made a capital commitment of $40 million to Longitude Holdings Limited in exchange for 48,322 common shares outstanding representing 24.2% of outstanding equity ownership. As of December 31, 2016, approximately $5 million of capital contributions had been made towards this commitment.
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
Errors and omissions claims, lawsuits, and other proceedings arising in the ordinary course of business are covered in part by professional indemnity or other appropriate insurance. See Note 14 for the amounts accrued at December 31, 2016 and 2015 in the consolidated balance sheets. The terms of this insurance vary by policy year. Regarding self-insured risks, the Company has established provisions which are believed to be adequate in the light of current information and legal advice, or, in certain cases, where a range of loss exists, the Company accrues the minimum amount in the range if no amount within the range is a better estimate than any other amount. The Company adjusts such provisions from time to time according to developments.
On the basis of current information, the Company does not expect that the actual claims, lawsuits and other proceedings to which the Company is subject, or potential claims, lawsuits, and other proceedings relating to matters of which it is aware, will ultimately have a material adverse effect on the Company’s financial condition, results of operations or liquidity.  Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation and disputes with insurance companies, it is possible that an adverse outcome or settlement in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in any particular quarterly or annual periods.
The Company provides for contingent liabilities based on ASC 450, Contingencies, when it is determined that a liability, inclusive of defense costs, is probable and reasonably estimable. Unasserted claims reserves are primarily developed actuarially. Litigation is subject to many factors which are difficult to predict so there can be no assurance that in the event of a material unfavorable result in one or more claims, we will not incur material costs.
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
Merger-related Appraisal demands
Between November 12, 2015 and December 10, 2015, in connection with the then-proposed Merger, Towers Watson received demands for appraisal under Section 262 of the Delaware General Corporation Law on behalf of ten purported beneficial owners of an aggregate of approximately 2.4% of the shares of Towers Watson common stock outstanding at the time of the Merger. Between March 3, 2016 and March 23, 2016, three appraisal petitions were filed in the Court of Chancery for the State of Delaware on behalf of three purported beneficial owners of an aggregate of 1,354,338 shares of Towers Watson common stock, captioned Rangeley Capital LLC v. Towers Watson & Co., C.A. No. 12063-CB, Merion Capital L.P. v. Towers Watson & Co., C.A. No. 12064-CB, and College Retirement Equities Fund v. Towers Watson & Co., C.A. No. 12126-CB. The appraisal petitions seek, among other things, a determination of the fair value of the appraisal petitioners’ shares at the time of the Merger; an order that Towers Watson pay that value to the appraisal petitioners, together with interest at the statutory rate; and an award of costs, attorneys’ fees, and other expenses. Towers Watson answered the appraisal petitions between March 24, 2016 and April 18, 2016. On May 9, 2016, the court consolidated the three pending appraisal proceedings under the caption In re Appraisal of Towers Watson & Co., Consolidated C.A. No. 12064-CB. Based on all of the information to date, the Company is currently unable to estimate what the court would determine, following trial, to be the fair value of the appraisal petitioners; shares. It is possible that the court could determine that fair value was the same as, less than or greater than the value received by shareholders in the Merger. Therefore we are unable to provide an estimate of the reasonably possible loss or range of loss as to such value.  The Company intends to vigorously defend against the appraisal proceedings.
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

•
Abel, et al. v. Willis of Colorado, Inc., et al., C.A. No. 3:16-cv-2601, was filed on September 12, 2016, on behalf of more than 300 Stanford investors against Willis Group Holdings plc, Willis Limited, Willis of Colorado, Inc. and the same Willis associate, also in the Northern District of Texas.  The complaint alleges claims under Texas statutory and common law and seeks actual damages in excess of $135 million, exemplary damages, attorneys’ fees and costs. On November 10, 2016, the plaintiffs filed an amended complaint, which, among other things, added several more Stanford investors as plaintiffs.  The defendants have not yet responded to the complaint in Abel.

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
Settlement.  On March 31, 2016, the Company entered into a settlement in principle, as reflected in a Settlement Term Sheet, relating to the Stanford litigation matter. The Company agreed to the Settlement Term Sheet to eliminate the distraction, burden, expense and uncertainty of further litigation. In particular, if the settlement and the related bar orders described below are approved by the Court and become effective, the Company (a newly-combined firm) would be able to conduct itself with the bar orders’ protection from the continued overhang of matters alleged to have occurred approximately a decade ago. Further, the Settlement Term Sheet provided that the parties understood and agreed that there is no admission of liability or wrongdoing by the Company. The Company expressly denies any liability or wrongdoing with respect to the matters alleged in the Stanford litigation. Specifically, the parties to the Settlement Term Sheet are Ralph S. Janvey (in his capacity as the Court-appointed receiver (the ‘Receiver’) for The Stanford Financial Group and its affiliated entities in receivership (collectively, ‘Stanford’)), the Official Stanford Investors Committee, Samuel Troice, Martha Diaz, Paula Gilly-Flores, Punga Punga Financial, Ltd., Manuel Canabal, Daniel Gomez Ferreiro and Promotora Villa Marina, C.A. (collectively, ‘Plaintiffs’), on the one hand, and Willis Towers Watson Public Limited Company (formerly Willis Group Holdings Public Limited Company), Willis Limited, Willis North America Inc. and Willis of Colorado, Inc. (collectively, ‘Defendants’), on the other hand.
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
On or about August 31, 2016, the parties to the settlement signed a formal Settlement Agreement memorializing the terms of the settlement as originally set forth in the Settlement Term Sheet. On September 7, 2016, the plaintiffs in the Troice and Janvey actions filed with the Court a motion to approve the settlement. On October 19, 2016, the Court preliminarily approved the settlement. Several of the plaintiffs in the other actions above have objected to the settlement. A hearing to consider final approval of the settlement was held on January 20, 2017 and the Court reserved decision. The Actions are stayed pending final approval of the settlement. The timing of any final decision is subject to the discretion of the Court and any appeal, and the Court may decide not to approve the settlement.
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
On January 12, 2016, TWDE and the other defendants filed a motion for partial summary judgment seeking dismissal of Meriter’s negligence and breach of fiduciary duty claims. On April 18, 2016, TWDE and the other defendants filed a motion to dismiss the contribution, indemnification, and equitable subrogation claims. On May 4, 2016, the parties appeared for oral argument on the motion for partial summary judgment, which the court granted in part and denied in part.  The court dismissed the fiduciary duty claims, but not the negligence claims. Meriter subsequently moved for reconsideration of the dismissal of its breach of fiduciary duty claims, which motion was denied as to TWDE on August 16, 2016. On June 22, 2016, the court granted in part TWDE’s motion to dismiss, and dismissed the contribution and equitable subrogation claims, but denied the motion as to Meriter’s indemnification claim without prejudice to the right of any defendant to raise the issue again by later motion. On December 1, 2016, TWDE and other defendants filed a motion for summary judgment, which will be heard on March 9, 2017. Based on all of the information to date, and given the stage of the matter, TWDE is currently unable to provide an estimate of the reasonably possible loss or range of loss. TWDE disputes the allegations, and intends to defend the matter vigorously.
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
In May 2016, the case was reassigned to a different judge. The court agreed that Towers Perrin may file a motion for summary judgment which was initially scheduled to be heard on February 3, 2017. The hearing date was thereafter moved to March 8, 2017, and the motion at this time has been fully briefed. In the event summary judgment is denied, the court has also agreed to consider potential motions by Towers Perrin and CalPERS to decertify or modify the class.
Based on all of the information to date, and given the stage of the matter, the Company is currently unable to provide an estimate of the reasonably possible loss or range of loss. The Company disputes the allegations and intends to continue to defend the lawsuit vigorously.
Note 14 — Supplementary Information for Certain Balance Sheet Accounts
Additional details of specific balance sheet accounts are detailed below:
Accounts receivable, net consists of the following:

	December 31, 2016	December 31, 2015
Billed, net of provision for doubtful accounts of $40 million and $22 million	$1,789	$1,051
Accrued and unbilled, at estimated net realizable value	291	207
Accounts receivable, net	$2,080	$1,258
Accounts receivable are stated at estimated net realizable values. The provisions shown below as of the end of each period, are recorded as the amounts considered by management to be sufficient to meet probable future losses related to uncollectible accounts.

	December 31, 2016	December 31, 2015	December 31, 2014
Balance at beginning of year	$22	$12	$13
Additions charged to costs and expenses	36	5	4
Charges to other accounts - acquisitions	8	11	—
Deductions / other movements	(27)	(7)	(6)
Foreign exchange differences	1	1	1
Balance at end of year	$40	$22	$12

Prepaid and other current assets consist of the following:

	December 31, 2016	December 31, 2015
Prepayments and accrued income	$131	$86
Derivatives and investments	32	29
Deferred compensation plan assets	15	20
Retention incentives	7	14
Corporate income and other taxes	97	66
Other current assets	55	40
Total prepaid and other current assets	$337	$255
Other non-current assets consist of the following:

	December 31, 2016	December 31, 2015
Prepayments and accrued income	$15	$23
Deferred compensation plan assets	111	102
Deferred tax assets	50	76
Accounts receivable, net	27	30
Other investments	30	42
Other non-current assets	120	25
Total other non-current assets	$353	$298
Other current liabilities consist of the following:

	December 31, 2016	December 31, 2015
Accounts payable	$117	$75
Income and other taxes payable	91	45
Contingent and deferred consideration on acquisition	53	68
Payroll related liabilities	200	82
Derivatives	80	31
Third party commissions	184	177
Other current liabilities	151	125
Total other current liabilities	$876	$603
Provision for liabilities consists of the following:

	December 31, 2016	December 31, 2015
Claims, lawsuits and other proceedings	$456	$205
Other provisions	119	90
Total provision for liabilities	$575	$295
Other non-current liabilities consist of the following:

	December 31, 2016	December 31, 2015
Incentives from lessors	$133	$175
Deferred compensation plan liability	111	102
Contingent and deferred consideration on acquisitions	89	156
Derivatives	51	27
Other non-current liabilities	148	73
Total other non-current liabilities	$532	$533

Note 15 — Other Expense/(Income), Net
Other expense/(income), net consists of the following:

	Years ended December 31,
	2016	2015	2014
Gain on disposal of operations	$(2)	$(25)	$(12)
Gain on remeasurement of equity interests (i)	—	(59)	—
Impact of Venezuelan currency devaluation (ii)	—	30	14
Foreign exchange loss/(gain)	29	(1)	(8)
Other expense/(income), net	$27	$(55)	$(6)
____________________

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

(ii)
On December 31, 2015 the Company began using the SIMADI rate for the Venezuelan Bolivar (approximately Venezuelan bolivars 198.7 = U.S. dollar 1) instead of the SICAD I auction rate (approximately Venezuelan bolivars 13.5 = U.S. dollar 1) to translate on Venezuelan retail operations. In March 2016, the DICOM mechanism replaced the SIMADI mechanism. At December 31, 2016, the DICOM rate was approximately Venezuelan bolivars 673 = U.S. dollar 1.

Note 16 — Accumulated Other Comprehensive Loss
The components of other comprehensive income/(loss) are as follows:

	December 31, 2016			December 31, 2015			December 31, 2014
	Before tax amount	Tax	Net of tax amount	Before tax amount	Tax	Net of tax amount	Before tax amount	Tax	Net of tax amount
Other comprehensive income/(loss):
Foreign currency translation	$(353)	$—	$(353)	$(133)	$—	$(133)	$(183)	$—	$(183)
Defined pension and post-retirement benefits	(553)	114	(439)	233	(53)	180	(179)	—	(179)
Derivative instruments	(87)	12	(75)	(35)	7	(28)	(21)	4	(17)
Other comprehensive income/(loss)	(993)	126	(867)	65	(46)	19	(383)	4	(379)
Less: Other comprehensive loss attributable to noncontrolling interests	20	—	20	10	—	10	6	—	6
Other comprehensive income/(loss) attributable to Willis Towers Watson	$(973)	$126	$(847)	$75	$(46)	$29	$(377)	$4	$(373)

The components of accumulated other comprehensive loss, net of tax, are as follows:

	Foreign currency translation (i)	Derivative instruments (i)	Defined pension and post-retirement benefits (ii)	Total
Balance, January 1, 2014	$(14)	$35	$(714)	$(693)
Other comprehensive income/(loss) before reclassifications	(177)	(25)	(216)	(418)
Amounts reclassified from accumulated other comprehensive income	—	8	37	45
Net current year other comprehensive income/(loss), net of tax and noncontrolling interests	(177)	(17)	(179)	(373)
Balance, December 31, 2014	$(191)	$18	$(893)	$(1,066)
Other comprehensive income/(loss) before reclassifications	(123)	(31)	158	4
Amounts reclassified from accumulated other comprehensive income	—	3	22	25
Net current year other comprehensive income/(loss), net of tax and noncontrolling interests	(123)	(28)	180	29
Balance, December 31, 2015	$(314)	$(10)	$(713)	$(1,037)
Other comprehensive income/(loss) before reclassifications	(336)	(110)	(483)	(929)
Amounts reclassified from accumulated other comprehensive income	—	38	44	82
Net current year other comprehensive income/(loss), net of tax and noncontrolling interests	(336)	(72)	(439)	(847)
Balance, December 31, 2016	$(650)	$(82)	$(1,152)	$(1,884)
____________________

(i)
Reclassification adjustments from accumulated other comprehensive income are included in Other expense/(income), net of foreign currency translation and gains and losses on cash flow hedges. See Note 9 — Derivative Financial Instruments for additional details regarding the reclassification adjustments for the hedge settlements.

(ii)
Reclassification adjustments from accumulated other comprehensive income are included in the computation of net periodic pension cost (see Note 12 — Retirement Benefits) which is included in Salaries and benefits in the accompanying consolidated statements of operations.

Note 17 — Share-based Compensation
Plan Summaries
On December 31, 2016, the Company had a number of open share-based compensation plans, which provide for the grant of time-based and performance-based options, time-based and performance-based restricted stock units, and various other share-based grants to employees. All of the Company’s share-based compensation plans under which any options, restricted stock units or other share-based grants are outstanding as of December 31, 2016 are described below. The compensation cost that has been recognized for those plans for the years ended December 31, 2016, 2015 and 2014 was $123 million, $64 million and $52 million, respectively. The total income tax benefit recognized in the consolidated statement of operations for share-based compensation arrangements for the years ended December 31, 2016, 2015, and 2014 was $35 million, $15 million and $12 million, respectively.
2012 Equity Incentive Plan
This plan, which was established on April 25, 2012, provides for the granting of incentive stock options, time-based or performance-based non-statutory stock options, share appreciation rights, restricted shares, time-based or performance-based restricted share units (‘RSUs’), performance-based awards and other share-based grants or any combination thereof (collectively referred to as ‘Awards’) to employees, officers, non-employee directors and consultants (‘Eligible Individuals’) of the Company. The Board of Directors also adopted a sub-plan under the 2012 plan to provide an employee sharesave scheme in the United Kingdom.
There were approximately 9 million shares remaining available for grant under this plan as of December 31, 2016. Options are exercisable on a variety of dates, including from the second, third, fourth or fifth anniversary of grant. Unless terminated sooner by the Board of Directors, the 2012 Plan will expire 10 years after the date of its adoption. That termination will not affect the validity of any grants outstanding at that date.
Towers Watson Share Plans
In January 2016, in connection with the Merger, we assumed the Towers Watson & Co. 2009 Long-Term Incentive Plan (‘LTIP’) and converted the outstanding unvested restricted stock units and options into Willis Towers Watson restricted stock units (‘RSUs’) and options using a conversion ratio stated in the Merger Agreement. We determined the fair value of the portion of the outstanding RSUs and options related to pre-acquisition employee service using the straight-line methodology from date of grant to the acquisition date to be $37 million, which was added to the transaction consideration. The fair value of the remaining portion of RSUs and options related to the post-acquisition employee services was $45 million, and will be recorded over the future vesting periods. For the year ended December 31, 2016, we recorded $31 million of non-cash stock based compensation.
The acquired awards include performance-vested restricted stock units. Under the RSU agreement, participants become vested in a number of RSUs based on the achievement of specified levels of financial performance during the performance period set forth in the Merger Agreement, provided that the participant remains in continuous service with us through the end of the performance period. Dividend equivalents will accrue on these RSUs and vest to the same extent as the underlying shares. The Compensation Committee of the Board of Directors may provide for continuation of vesting of restricted stock units upon an employee’s termination under certain circumstances such as qualified retirement. The definition of qualified retirement is age 55 with 15 years of service with the Company and a minimum of one year of service in the performance period. Due to the terms of the RSU agreement, the achievement of the level of financial performance is determined at the higher of 100% or the level attained at the time of the Merger.
The Company does not intend to grant future awards under the 2009 LTIP plan.
Employee Stock Purchase Plans
The Company adopted the Willis Group Holdings 2010 North America Employee Stock Purchase Plan, which expires on May 31, 2020. These plans provide certain eligible employees in the United States and Canada with the ability to contribute payroll deductions to the purchase of Willis Towers Watson ordinary shares at the end of each offering period.
Share-based Compensation Valuation Assumptions
Options
The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s shares. The Company uses the simplified method set out in ASC 718 – Compensation – Stock Compensation to derive the expected term of options granted as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions noted in the table below represent the weighted-average of each assumption for each grant during the year.

	Years ended December 31,
	2016	2015	2014
Expected volatility	21.0%	17.4%	18.7%
Expected dividends	1.5%	2.7%	2.8%
Expected life (years)	3	4	4
Risk-free interest rate	0.7%	1.5%	1.3%

Share-based Compensation Award Activity
Options
Classification of options as time-based or performance-based is dependent on the original terms of the award. Performance conditions on the majority of options have been met. A summary of option activity under the plans at December 31, 2016, and changes during the year then ended is presented below:

		Weighted Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic
	Options (ii)	Price(i)	Term	Value
Time-based stock options
Balance as of December 31, 2015	1,598	$100.99
Acquired	72	$18.26
Granted	71	$111.88
Exercised	(459)	$90.65
Forfeited	(49)	$100.38
Expired	(32)	$83.40
Balance as of December 31, 2016	1,201	$101.11	4 years	$25
Options vested or expected to vest at December 31, 2016	1,197	$101.13	4 years	$10
Options exercisable at December 31, 2016	851	$100.46	5 years	$8
Performance-based stock options
Balance as of December 31, 2015	617	$88.65
Acquired	520	$110.69
Exercised	(236)	$85.97
Forfeited	(18)	$109.43
Balance as of December 31, 2016	883	$101.95	4 years	$19
Options vested or expected to vest at December 31, 2016	883	$102.03	4 years	$6
Options exercisable at December 31, 2016	432	$92.79	2 years	$1
____________________

(i)	Certain options are exercisable in Pounds sterling and are converted to dollars using the exchange rate at December 31, 2016.

(ii)
The number of options outstanding and other per share data have been retroactively adjusted to reflect the reverse stock split on January 4, 2016. See Note 3 — Merger and Acquisitions for further details.

The weighted average grant-date fair value of time-based options granted during the years ended December 31, 2016, 2015, and 2014 were $16.88, $14.77, and $14.12, respectively. The total intrinsic value of options exercised during the years ended December 31, 2016, 2015, and 2014 was $25 million, $17 million, and $22 million, respectively. At December 31, 2016 there was $4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under time-based stock option plans; that cost is expected to be recognized over a weighted average period of 2 years.
There were no performance-based options granted during the three years ended December 31, 2016, 2015 or 2014. However, 520,295 performance-based options were acquired during the year ended December 31, 2016, at which time the performance conditions were met. The total intrinsic value of options exercised during the years ended December 31, 2016, 2015, and 2014 was $9 million, $25 million, and $15 million, respectively. At December 31, 2016 there was $1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under performance-based stock option plans; that cost is expected to be recognized over a weighted-average period of 1 year.

Restricted Stock Units
The fair value of each time-based restricted stock unit is based on the grant date fair value, or the fair value on the acquisition date in the case of acquired awards. The fair value of each performance-based restricted stock unit is estimated on the grant date using a Monte-Carlo simulation that uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s shares. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The assumptions noted in the table below represent the weighted-average of each assumption for each grant during the year.

2016
Expected volatility	20.3%
Expected dividend yield	—%
Risk-free interest rate	0.8%
Term of award (years)	2.6
A summary of time-based and performance-based restricted stock unit activity under the Plans at December 31, 2016, and changes during the year then ended, is presented below:

	Shares (i)	Weighted Average Grant Date
	(thousands)	Fair Value
Nonvested shares (time-based restricted stock units)
Balance, beginning of year	666	$116.58
Acquired	220	$124.98
Granted	44	$121.97
Vested	(460)	$118.85
Forfeited	(33)	$116.33
Balance, end of year	437	$118.98
Nonvested shares (performance-based restricted stock units)
Balance, beginning of year	662	$116.06
Acquired	235	$124.98
Granted	592	$124.66
Vested	(259)	$118.39
Forfeited	(30)	$106.61
Balance, end of year	1,200	$121.78
____________________

(i)
The number of nonvested shares outstanding and other per share data have been retroactively adjusted to reflect the reverse stock split on January 4, 2016. See Note 3 — Merger and Acquisitions for further details.

The total number of time-based restricted stock units vested during the year ended December 31, 2016 was 459,838 shares at an average share price of $120.42. The total number of time-based restricted stock units vested during the year ended December 31, 2015 was 408,032 shares at an average share price of $117.72.The total number of restricted stock units vested during the year ended December 31, 2014 was 261,530 shares at an average share price of $116.97. At December 31, 2016 there was $43 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the plan; that cost is expected to be recognized over a weighted average period of 1 year.
The total number of performance-based restricted stock units vested during the year ended December 31, 2016 was 258,536 shares at an average share price of $119.75. The total number of performance-based restricted stock units vested during the year ended December 31, 2015 was 63,180 shares at an average share price of $117.88. The total number of performance-based restricted stock units vested during the year ended December 31, 2014 was 62,216 shares at an average share price of $116.00. At December 31, 2016 there was $54 million of total unrecognized compensation cost related to nonvested performance-based share-based compensation arrangements under the plan; that cost is expected to be recognized over a weighted average period of 2 years.

Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2016, 2015, and 2014 was $63 million, $124 million, and $134 million, respectively. The actual tax benefit recognized for the tax deductions from option exercises of the share-based payment arrangements totaled $30 million for the year ended December 31, 2016. The actual tax benefit recognized for the tax deductions from option exercises of the share-based payment arrangements totaled $25 million and $20 million for the years ended December 31, 2015 and December 31, 2014, respectively.
Note 18 — Earnings Per Share
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
At December 31, 2016 and 2015, there were 1.2 million and 1.6 million time-based share options; 0.9 million and 0.6 million performance based options; 0.4 million and 0.7 million restricted time-based share units; and 1.2 million and 0.7 million restricted performance-based share units outstanding, respectively.
Basic and diluted earnings per share are as follows:

	Years ended December 31,
	2016	2015(i)	2014(i)
Net income attributable to Willis Towers Watson	$420	$373	$362

Basic weighted average number of shares outstanding	137	68	67
Dilutive effect of potentially issuable shares	1	1	1
Diluted weighted average number of shares outstanding	138	69	68

Basic earnings per share	$3.07	$5.49	$5.40
Dilutive effect of potentially issuable shares	(0.03)	(0.08)	(0.08)
Diluted earnings per share	$3.04	$5.41	$5.32
____________________

(i)
Shares outstanding, potentially issuable shares, basic and diluted earnings per share, and the dilutive effect of potentially issuable shares, for the year ended December 31, 2014 and 2015 have been retroactively adjusted to reflect the reverse stock split effected on January 4, 2016. See Note 3 — Merger and Acquisitions for further details.

Options to purchase 0.5 million, 0.6 million and 0.9 million shares were not included in the computation of the dilutive effect of share options for the years ended December 31, 2016, 2015 and 2014, respectively, because their effect was anti-dilutive. Options to purchase nil, 0.5 million, and 0.6 million restricted stock units were not included in the computation of the dilutive effect of share options for the years ended December 31, 2016, 2015 and 2014, respectively, because their effect was anti-dilutive. The number of options for 2015 and 2014 has been retroactively adjusted to reflect the reverse stock split on January 4, 2016. See Note 3 — Merger and Acquisitions for further details.
Note 19 — Supplemental Disclosures of Cash Flow Information
Supplemental disclosures regarding cash flow information and non-cash investing and financing activities are as follows:

	Years Ended December 31,
	2016	2015	2014
Supplemental disclosures of cash flow information:
Cash payments for income taxes, net	$158	$91	$88
Cash payments for interest	$143	$126	$123
Cash acquired	$476	$148	$57
Supplemental disclosures of non-cash investing and financing activities:
Issuance of shares and assumed awards in connection with the Merger	$8,723	$—	$—
Fair value of deferred and contingent consideration related to acquisitions	$—	$204	$12

Note 20 — Quarterly Financial Data (Unaudited)
Quarterly financial data for 2016 and 2015 were as follows:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2016
Total revenues	$2,234	$1,949	$1,777	$1,927
Total costs of providing services	$1,908	$1,813	$1,776	$1,839
Income from operations	$326	$136	$1	$88
Net income/(loss)	$245	$76	$(31)	$148
Net income/(loss) attributable to Willis Towers Watson	$238	$72	$(32)	$142
Earnings/(loss) per share
— Basic	$1.76	$0.52	$(0.23)	$1.04
— Diluted	$1.75	$0.51	$(0.23)	$1.03
2015
Total revenues	$1,087	$922	$846	$974
Total costs of providing services	$794	$817	$819	$972
Income from operations	$293	$105	$27	$2
Net income/(loss)	$214	$72	$116	$(18)
Net income/(loss) attributable to Willis Towers Watson	$210	$70	$117	$(24)
Earnings/(loss) per share
— Basic	$3.09	$1.03	$1.72	$(0.35)
— Diluted	$3.04	$1.01	$1.70	$(0.35)
The Merger affects the comparability of this data between 2016 and other periods presented. See Note 3 — Merger and Acquisitions for additional information.
During the fourth quarter of 2016, management corrected an error by recording a $103 million benefit from income taxes related to the release of a portion of our U.S. deferred tax valuation allowance. A portion of the correction should have been recorded in each of the three fiscal year 2016 Quarterly Reports on Forms 10-Q. Management has determined that the error is immaterial to the previously filed 2016 quarterly financial statements and has no impact on prior year financial statements.

Note 21 — Financial Information for Parent Guarantor, Other Guarantor Subsidiaries and Non-Guarantor Subsidiaries
Willis North America Inc. (‘Willis North America’) had $148 million senior notes outstanding that were issued on July 1, 2005 that were subsequently repaid on July 1, 2015 and has $394 million of senior notes issued on March 28, 2007 and $187 million of senior notes issued on September 29, 2009.
All direct obligations under the senior notes are jointly and severally, irrevocably and fully and unconditionally guaranteed by Willis Netherlands Holdings B.V., Willis Investment U.K. Holdings Limited, TA I Limited, Trinity Acquisition plc, Willis Group Limited, Willis Towers Watson Sub Holdings Unlimited Company and WTW Bermuda Holdings Ltd., collectively the ‘Other Guarantors’, and with Willis Towers Watson, the ‘Guarantor Companies’.
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
The equity method has been used for investments in subsidiaries in the condensed consolidating balance sheets of Willis Towers Watson, the Other Guarantors and the Issuer.

Condensed Consolidated Statement of Operations

	Year ended December 31, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$—	$19	$7,759	$—	$7,778
Interest and other income	—	2	—	107	—	109
Total revenues	—	2	19	7,866	—	7,887
Costs of providing services
Salaries and benefits	2	1	15	4,628	—	4,646
Other operating expenses	3	112	88	1,348	—	1,551
Depreciation	—	5	14	159	—	178
Amortization	—	—	—	591	—	591
Restructuring costs	—	29	39	125	—	193
Transaction and integration expenses	1	16	26	134	—	177
Total costs of providing services	6	163	182	6,985	—	7,336
(Loss) Income from operations	(6)	(161)	(163)	881	—	551
Income from Group undertakings	(3)	(500)	(287)	(136)	926	—
Expenses due to Group undertakings	3	74	178	671	(926)	—
Interest expense	32	89	39	24	—	184
Other (income)/expense, net	—	(2)	—	29	—	27
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(38)	178	(93)	293	—	340
(Benefit from)/provision for income taxes	—	(36)	(86)	26	—	(96)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(38)	214	(7)	267	—	436
Interest in earnings of associates, net of tax	—	—	—	2	—	2
Equity account for subsidiaries	458	234	157	—	(849)	—
NET INCOME	420	448	150	269	(849)	438
Income attributable to noncontrolling interests	—	—	—	(18)	—	(18)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$420	$448	$150	$251	$(849)	$420

Condensed Consolidated Statement of Comprehensive Income/(Loss)

	Year ended December 31, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Comprehensive (loss)/income before noncontrolling interests	$(427)	$(380)	$(266)	$(550)	$1,194	$(429)
Less: Comprehensive loss attributable to noncontrolling interests	—	—	—	2	—	2
Comprehensive (loss)/income attributable to Willis Towers Watson	$(427)	$(380)	$(266)	$(548)	$1,194	$(427)

Condensed Consolidated Statement of Operations

	Year ended December 31, 2015
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$—	$11	$3,798	$—	$3,809
Interest and other income	—	1	—	19	—	20
Total revenues	—	1	11	3,817	—	3,829
Costs of providing services
Salaries and benefits	1	—	77	2,225	—	2,303
Other operating expenses	8	100	1	609	—	718
Depreciation	—	6	16	73	—	95
Amortization	—	—	—	76	—	76
Restructuring costs	—	28	13	85	—	126
Transaction and integration expenses	4	14	—	66	—	84
Total costs of providing services	13	148	107	3,134	—	3,402
(Loss) Income from operations	(13)	(147)	(96)	683	—	427
Income from Group undertakings	—	(225)	(236)	(110)	571	—
Expenses due to Group undertakings	—	31	189	351	(571)	—
Interest expense	43	39	42	18	—	142
Other expense/(income), net	10	(42)	—	(23)	—	(55)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(66)	50	(91)	447	—	340
(Benefit from)/provision for income taxes	—	(29)	(17)	13	—	(33)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(66)	79	(74)	434	—	373
Interest in earnings of associates, net of tax	—	9	—	2	—	11
Equity account for subsidiaries	439	347	106	—	(892)	—
NET INCOME	373	435	32	436	(892)	384
Income attributable to noncontrolling interests	—	—	—	(11)	—	(11)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$373	$435	$32	$425	$(892)	$373

Condensed Consolidated Statement of Comprehensive Income/(Loss)

	Year ended December 31, 2015
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Comprehensive income/(loss) before noncontrolling interests	$402	$462	$49	$455	$(965)	$403
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Comprehensive income/(loss) attributable to Willis Towers Watson	$402	$462	$49	$454	$(965)	$402

Condensed Consolidated Statement of Operations

	Year ended December 31, 2014
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$—	$8	$3,759	$—	$3,767
Interest and other income	—	—	—	35	—	35
Total revenues	—	—	8	3,794	—	3,802
Costs of providing services
Salaries and benefits	1	—	81	2,232	—	2,314
Other operating expenses	16	95	38	510	—	659
Depreciation	—	4	17	71	—	92
Amortization	—	—	—	54	—	54
Restructuring costs	—	11	3	22	—	36
Total costs of providing services	17	110	139	2,889	—	3,155
(Loss) Income from operations	(17)	(110)	(131)	905	—	647
Income from Group undertakings	—	(221)	(313)	(102)	636	—
Expenses due to Group undertakings	—	33	179	424	(636)	—
Interest expense	43	35	45	12	—	135
Other expense/(income), net	15	220	—	(11)	(230)	(6)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(75)	(177)	(42)	582	230	518
(Benefit from)/provision for income taxes	—	(25)	(24)	208	—	159
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(75)	(152)	(18)	374	230	359
Interest in earnings/(loss) of associates, net of tax	—	10	—	4	—	14
Equity account for subsidiaries	437	570	76	—	(1,083)	—
NET INCOME	362	428	58	378	(853)	373
Income attributable to noncontrolling interests	—	—	—	(11)	—	(11)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$362	$428	$58	$367	$(853)	$362

Condensed Consolidated Statement of Comprehensive Income/(Loss)

	Year ended December 31, 2014
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Comprehensive (loss)/income before noncontrolling interests	$(11)	$69	$(110)	$49	$(3)	$(6)
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	(5)	—	(5)
Comprehensive (loss)/income attributable to Willis Towers Watson	$(11)	$69	$(110)	$44	$(3)	$(11)

Condensed Consolidated Balance Sheet

	As of December 31, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$—	$870	$—	$870
Fiduciary assets	—	—	—	10,505	—	10,505
Accounts receivable, net	—	—	7	2,073	—	2,080
Prepaid and other current assets	—	49	23	324	(59)	337
Amounts due from group undertakings	7,229	1,706	1,190	2,370	(12,495)	—
Total current assets	7,229	1,755	1,220	16,142	(12,554)	13,792
Investments in subsidiaries	3,409	7,733	5,480	—	(16,622)	—
Fixed assets, net	—	34	—	805	—	839
Goodwill	—	—	—	10,413	—	10,413
Other intangible assets, net	—	64	—	4,368	(64)	4,368
Pension benefits assets	—	—	—	488	—	488
Other non-current assets	—	10	80	310	(47)	353
Non-current amounts due from group undertakings	—	4,655	836	—	(5,491)	—
Total non-current assets	3,409	12,496	6,396	16,384	(22,224)	16,461
TOTAL ASSETS	$10,638	$14,251	$7,616	$32,526	$(34,778)	$30,253
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$—	$10,505	$—	$10,505
Deferred revenue and accrued expenses	—	15	27	1,488	(49)	1,481
Short-term debt and current portion of long-term debt	—	22	394	92	—	508
Other current liabilities	77	94	23	684	(2)	876
Amounts due to group undertakings	—	8,323	2,075	2,097	(12,495)	—
Total current liabilities	77	8,454	2,519	14,866	(12,546)	13,370
Long-term debt	496	2,506	186	169	—	3,357
Liability for pension benefits	—	—	—	1,321	—	1,321
Deferred tax liabilities	—	—	—	1,013	(149)	864
Provision for liabilities	—	—	120	455	—	575
Other non-current liabilities	—	48	15	483	(14)	532
Non-current amounts due to group undertakings	—	—	518	4,973	(5,491)	—
Total non-current liabilities	496	2,554	839	8,414	(5,654)	6,649
TOTAL LIABILITIES	573	11,008	3,358	23,280	(18,200)	20,019
REDEEMABLE NONCONTROLLING INTEREST	—	—	—	51	—	51
EQUITY
Total Willis Towers Watson shareholders’ equity	10,065	3,243	4,258	9,077	(16,578)	10,065
Noncontrolling interests	—	—	—	118	—	118
Total equity	10,065	3,243	4,258	9,195	(16,578)	10,183
TOTAL LIABILITIES AND EQUITY	$10,638	$14,251	$7,616	$32,526	$(34,778)	$30,253

Condensed Consolidated Balance Sheet

	As of December 31, 2015
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
ASSETS
Cash and cash equivalents	$3	$2	$—	$527	$—	$532
Fiduciary assets	—	—	—	10,458	—	10,458
Accounts receivable, net	—	—	7	1,251	—	1,258
Prepaid and other current assets	1	49	18	194	(7)	255
Amounts due from group undertakings	3,423	1,684	822	1,259	(7,188)	—
Total current assets	3,427	1,735	847	13,689	(7,195)	12,503
Investments in subsidiaries	—	3,208	832	—	(4,040)	—
Fixed assets, net	—	23	35	505	—	563
Goodwill	—	—	—	3,737	—	3,737
Other intangible assets, net	—	—	—	1,115	—	1,115
Pension benefits assets	—	—	—	623	—	623
Other non-current assets	—	8	2	288	—	298
Non-current amounts due from group undertakings	—	518	785	—	(1,303)	—
Total non-current assets	—	3,757	1,654	6,268	(5,343)	6,336
TOTAL ASSETS	$3,427	$5,492	$2,501	$19,957	$(12,538)	$18,839
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$—	$10,458	$—	$10,458
Deferred revenue and accrued expenses	1	13	55	683	—	752
Short-term debt and current portion of long-term debt	300	609	—	79	—	988
Other current liabilities	15	38	23	534	(7)	603
Amounts due to group undertakings	—	4,141	1,545	1,502	(7,188)	—
Total current liabilities	316	4,801	1,623	13,256	(7,195)	12,801
Long-term debt	495	1,203	580	—	—	2,278
Liability for pension benefits	—	—	—	279	—	279
Deferred tax liabilities	—	1	—	239	—	240
Provision for liabilities	—	—	—	295	—	295
Investments in subsidiaries	387	—	—	—	(387)	—
Other non-current liabilities	—	21	15	497	—	533
Non-current amounts due to group undertakings	—	—	518	785	(1,303)	—
Total non-current liabilities	882	1,225	1,113	2,095	(1,690)	3,625
TOTAL LIABILITIES	1,198	6,026	2,736	15,351	(8,885)	16,426
REDEEMABLE NONCONTROLLING INTEREST	—	—	—	53	—	53
EQUITY
Total Willis Towers Watson shareholders’ equity	2,229	(534)	(235)	4,422	(3,653)	2,229
Noncontrolling interests	—	—	—	131	—	131
Total equity	2,229	(534)	(235)	4,553	(3,653)	2,360
TOTAL LIABILITIES AND EQUITY	$3,427	$5,492	$2,501	$19,957	$(12,538)	$18,839

Condensed Consolidated Statement of Cash Flows

	Year ended December 31, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
NET CASH (USED IN)/FROM OPERATING ACTIVITIES	$(20)	$128	$(83)	$1,101	$(206)	$920
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	(79)	(12)	(221)	94	(218)
Capitalized software costs	—	—	—	(85)	—	(85)
Acquisitions of operations, net of cash acquired	—	—	—	476	—	476
Net (cash paid)/proceeds from sale of operations	—	—	—	(4)	3	(1)
Other, net	—	—	33	20	(30)	23
Proceeds from intercompany investing activities	—	163	—	30	(193)	—
Repayments of intercompany investing activities	(3,751)	(4,114)	—	(769)	8,634	—
Reduction in investment in subsidiaries	4,600	3,600	—	—	(8,200)	—
Additional investment in subsidiaries	—	(4,600)	—	(3,600)	8,200	—
Net cash from/(used in) investing activities	$849	$(5,030)	$21	$(4,153)	$8,508	$195
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net (payments)/borrowings on revolving credit facility	—	(237)	—	—	—	(237)
Senior notes issued	—	1,606	—	—	—	1,606
Proceeds from issuance of other debt	—	400	—	4	—	404
Debt issuance costs	—	(14)	—	—	—	(14)
Repayments of debt	(300)	(1,037)	—	(564)	—	(1,901)
Repurchase of shares	(396)	—	—	—	—	(396)
Proceeds from issuance of shares and excess tax benefit	63	—	—	—	—	63
Payments of deferred and contingent consideration related to acquisitions	—	—	—	(67)	—	(67)
Dividends paid	(199)	—	(49)	(90)	139	(199)
Acquisitions of and dividends paid to noncontrolling interests	—	—	—	(21)	—	(21)
Proceeds from intercompany financing activities	—	4,204	164	4,266	(8,634)	—
Repayments of intercompany financing activities	—	(22)	(53)	(118)	193	—
Net cash (used in)/from financing activities	$(832)	$4,900	$62	$3,410	$(8,302)	$(762)
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(3)	(2)	—	358	—	353
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(15)	—	(15)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3	2	—	527	—	532
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$—	$870	$—	$870

Condensed Consolidated Statement of Cash Flows

	Year ended December 31, 2015
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
NET CASH (USED IN)/FROM OPERATING ACTIVITIES	$(10)	$583	$43	$(223)	$(150)	$243
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	(10)	(8)	(128)	—	(146)
Acquisitions of operations, net of cash acquired	—	—	—	(857)	—	(857)
Proceeds from sale of operations, net of cash disposed	—	—	—	44	—	44
Other, net	—	—	—	16	—	16
Proceeds from intercompany investing activities	321	49	87	151	(608)	—
Repayments of intercompany investing activities	(82)	(746)	—	(181)	1,009	—
Additional investment in subsidiaries	—	(598)	—	—	598	—
Net cash from/(used in) investing activities	$239	$(1,305)	$79	$(955)	$999	$(943)
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net (payments)/borrowings on revolving credit facility	—	469	—	—	—	469
Debt issuance costs	—	(5)	—	—	—	(5)
Repayments of debt	—	(16)	(149)	(1)	—	(166)
Proceeds from issue of other debt	—	592	—	—	—	592
Repurchase of shares	(82)	—	—	—	—	(82)
Proceeds from issuance of shares and excess tax benefit	124	—	—	605	(598)	131
Dividends paid	(277)	—	—	(150)	150	(277)
Acquisitions of and dividends paid to noncontrolling interests	—	—	—	(21)	—	(21)
Proceeds from intercompany financing activities	—	154	27	828	(1,009)	—
Repayments of intercompany financing activities	—	(472)	—	(136)	608	—
Net cash (used in)/from financing activities	$(235)	$722	$(122)	$1,125	$(849)	$641
DECREASE IN CASH AND CASH EQUIVALENTS	(6)	—	—	(53)	—	(59)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(44)	—	(44)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9	2	—	624	—	635
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3	$2	$—	$527	$—	$532

Condensed Consolidated Statement of Cash Flows

	Year ended December 31, 2014
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
NET CASH (USED IN)/FROM OPERATING ACTIVITIES	$(35)	$387	$265	$212	$(352)	$477
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	(9)	(10)	(95)	1	(113)
Acquisitions of operations, net of cash acquired	—	—	—	(245)	—	(245)
Other, net	—	—	1	(4)	(1)	(4)
Proceeds from intercompany investing activities	361	—	120	435	(916)	—
Repayments of intercompany investing activities	—	(53)	(131)	(46)	230	—
Proceeds from sale of operations net of cash disposed	—	—	—	86	—	86
Additional investment in subsidiaries	(31)	—	—	—	31	—
Net cash from/(used in) investing activities	$330	$(62)	$(20)	$131	$(655)	$(276)
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net (payments on)/draw down of revolving credit facility	—	—	—	—	—	—
Debt issuance costs	—	—	—	(3)	—	(3)
Repayments of debt	—	(15)	—	—	—	(15)
Proceeds from issue of other debt	—	—	—	—	—	—
Repurchase of shares	(213)	—	—	—	—	(213)
Proceeds from issuance of shares and excess tax benefit	134	—	—	36	(31)	139
Dividends paid	(210)	—	—	(352)	352	(210)
Acquisitions of and dividends paid to noncontrolling interests	—	(4)	—	(17)	—	(21)
Proceeds from intercompany financing activities	—	46	4	180	(230)	—
Repayments of intercompany financing activities	—	(353)	(249)	(314)	916	—
Net cash (used in)/from financing activities	$(289)	$(326)	$(245)	$(470)	$1,007	$(323)
INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	6	(1)	—	(127)	—	(122)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(39)	—	(39)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3	3	—	790	—	796
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9	$2	$—	$624	$—	$635

Note 22 — Financial Information for Parent Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries
On March 17, 2011, the Company issued senior notes totaling $800 million in a registered public offering. On March 15, 2016, $300 million of these senior notes was repaid leaving $500 million outstanding. These debt securities were issued by Willis Towers Watson (‘WTW Debt Securities’) and are guaranteed by certain of the Company’s subsidiaries. Therefore, the Company is providing the condensed consolidating financial information below. The following wholly owned subsidiaries (directly or indirectly) fully and unconditionally guarantee the WTW Debt Securities on a joint and several basis: Willis Netherlands Holdings B.V., Willis Investment U.K. Holdings Limited, TA I Limited, Trinity Acquisition plc, Willis Group Limited, Willis North America Inc., Willis Towers Watson Sub Holdings Unlimited Company and WTW Bermuda Holdings Ltd. (the ‘Guarantors’).
The guarantor structure described above differs from the guarantor structure associated with the senior notes issued by Willis North America (the ‘Willis North America Debt Securities’) (and for which condensed consolidating financial information is presented in Note 21) in that Willis Towers Watson is the Parent Issuer and Willis North America is a subsidiary guarantor.
Presented below is condensed consolidating financial information for:

(i)	Willis Towers Watson, which is the Parent Issuer;

(ii)	the Guarantors, which are all 100 percent directly or indirectly owned subsidiaries of the parent;

(iii)	Other, which are the non-guarantor subsidiaries, on a combined basis;

(iv)	Consolidating adjustments; and

(v)	the Consolidated Company.
The equity method has been used for investments in subsidiaries in the condensed consolidating balance sheets of Willis Towers Watson and the Guarantors.

Condensed Consolidated Statement of Operations

	Year ended December 31, 2016
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$19	$7,759	$—	$7,778
Interest and other income	—	2	107	—	109
Total revenues	—	21	7,866	—	7,887
Costs of providing services
Salaries and benefits	2	16	4,628	—	4,646
Other operating expenses	3	200	1,348	—	1,551
Depreciation	—	19	159	—	178
Amortization	—	—	591	—	591
Restructuring costs	—	68	125	—	193
Transaction and integration expenses	1	42	134	—	177
Total costs of providing services	6	345	6,985	—	7,336
(Loss) Income from operations	(6)	(324)	881	—	551
Income from Group undertakings	(3)	(672)	(136)	811	—
Expenses due to Group undertakings	3	137	671	(811)	—
Interest expense	32	128	24	—	184
Other (income)/expense, net	—	(2)	29	—	27
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(38)	85	293	—	340
(Benefit from)/provision for income taxes	—	(122)	26	—	(96)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(38)	207	267	—	436
Interest in earnings of associates, net of tax	—	—	2	—	2
Equity account for subsidiaries	458	241	—	(699)	—
NET INCOME	420	448	269	(699)	438
Income attributable to noncontrolling interests	—	—	(18)	—	(18)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$420	$448	$251	$(699)	$420

Condensed Consolidated Statement of Comprehensive Income/(Loss)

	Year ended December 31, 2016
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
Comprehensive (loss)/income before noncontrolling interests	$(427)	$(380)	$(550)	$928	$(429)
Less: Comprehensive loss attributable to noncontrolling interests	—	—	2	—	2
Comprehensive (loss)/income attributable to Willis Towers Watson	$(427)	$(380)	$(548)	$928	$(427)

Condensed Consolidated Statement of Operations

	Year ended December 31, 2015
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$11	$3,798	$—	$3,809
Interest and other income	—	1	19	—	20
Total revenues	—	12	3,817	—	3,829
Costs of providing services
Salaries and benefits	1	77	2,225	—	2,303
Other operating expenses	8	101	609	—	718
Depreciation	—	22	73	—	95
Amortization	—	—	76	—	76
Restructuring costs	—	41	85	—	126
Transaction and integration expenses	4	14	66	—	84
Total costs of providing services	13	255	3,134	—	3,402
(Loss) Income from operations	(13)	(243)	683	—	427
Income from Group undertakings	—	(350)	(110)	460	—
Expenses due to Group undertakings	—	109	351	(460)	—
Interest expense	43	81	18	—	142
Other expense/(income), net	10	(42)	(23)	—	(55)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(66)	(41)	447	—	340
(Benefit from)/provision for income taxes	—	(46)	13	—	(33)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(66)	5	434	—	373
Interest in earnings of associates, net of tax	—	9	2	—	11
Equity account for subsidiaries	439	421	—	(860)	—
NET INCOME	373	435	436	(860)	384
Income attributable to noncontrolling interests	—	—	(11)	—	(11)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$373	$435	$425	$(860)	$373

Condensed Consolidated Statement of Comprehensive Income/(Loss)

	Year ended December 31, 2015
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
Comprehensive income/(loss) before noncontrolling interests	$402	$462	$455	$(916)	$403
Less: Comprehensive income attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive income/(loss) attributable to Willis Towers Watson	$402	$462	$454	$(916)	$402

Condensed Consolidated Statement of Operations

	Year ended December 31, 2014
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$8	$3,759	$—	$3,767
Interest and other income	—	—	35	—	35
Total revenues	—	8	3,794	—	3,802
Costs of providing services
Salaries and benefits	1	81	2,232	—	2,314
Other operating expenses	16	133	510	—	659
Depreciation	—	21	71	—	92
Amortization	—	—	54	—	54
Restructuring costs	—	14	22	—	36
Total costs of providing services	17	249	2,889	—	3,155
(Loss) Income from operations	(17)	(241)	905	—	647
Income from Group undertakings	—	(424)	(102)	526	—
Expenses due to Group undertakings	—	102	424	(526)	—
Interest expense	43	80	12	—	135
Other expense/(income), net	15	220	(11)	(230)	(6)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(75)	(219)	582	230	518
(Benefit from)/provision for income taxes	—	(49)	208	—	159
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(75)	(170)	374	230	359
Interest in earnings of associates, net of tax	—	10	4	—	14
Equity account for subsidiaries	437	588	—	(1,025)	—
NET INCOME	362	428	378	(795)	373
Income attributable to noncontrolling interests	—	—	(11)	—	(11)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$362	$428	$367	$(795)	$362

Condensed Consolidated Statement of Comprehensive Income/(Loss)

	Year ended December 31, 2014
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
Comprehensive (loss)/income before noncontrolling interests	$(11)	$69	$49	$(113)	$(6)
Less: Comprehensive income attributable to noncontrolling interests	—	—	(5)	—	(5)
Comprehensive (loss)/income attributable to Willis Towers Watson	$(11)	$69	$44	$(113)	$(11)

Condensed Consolidated Balance Sheet

	As of December 31, 2016
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$870	$—	$870
Fiduciary assets	—	—	10,505	—	10,505
Accounts receivable, net	—	7	2,073	—	2,080
Prepaid and other current assets	—	72	324	(59)	337
Amounts due from group undertakings	7,229	1,648	2,370	(11,247)	—
Total current assets	7,229	1,727	16,142	(11,306)	13,792
Investments in subsidiaries	3,409	8,955	—	(12,364)	—
Fixed assets, net	—	34	805	—	839
Goodwill	—	—	10,413	—	10,413
Other intangible assets, net	—	64	4,368	(64)	4,368
Pension benefits assets	—	—	488	—	488
Other non-current assets	—	90	310	(47)	353
Non-current amounts due from group undertakings	—	4,973	—	(4,973)	—
Total non-current assets	3,409	14,116	16,384	(17,448)	16,461
TOTAL ASSETS	$10,638	$15,843	$32,526	$(28,754)	$30,253
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$10,505	$—	$10,505
Deferred revenue and accrued expenses	—	42	1,488	(49)	1,481
Short-term debt and current portion of long-term debt	—	416	92	—	508
Other current liabilities	77	117	684	(2)	876
Amounts due to group undertakings	—	9,150	2,097	(11,247)	—
Total current liabilities	77	9,725	14,866	(11,298)	13,370
Long-term debt	496	2,692	169	—	3,357
Liability for pension benefits	—	—	1,321	—	1,321
Deferred tax liabilities	—	—	1,013	(149)	864
Provision for liabilities	—	120	455	—	575
Other non-current liabilities	—	63	483	(14)	532
Non-current amounts due to group undertakings	—	—	4,973	(4,973)	—
Total non-current liabilities	496	2,875	8,414	(5,136)	6,649
TOTAL LIABILITIES	573	12,600	23,280	(16,434)	20,019
REDEEMABLE NONCONTROLLING INTEREST	—	—	51	—	51
EQUITY
Total Willis Towers Watson shareholders’ equity	10,065	3,243	9,077	(12,320)	10,065
Noncontrolling interests	—	—	118	—	118
Total equity	10,065	3,243	9,195	(12,320)	10,183
TOTAL LIABILITIES AND EQUITY	$10,638	$15,843	$32,526	$(28,754)	$30,253

Condensed Consolidated Balance Sheet

	As of December 31, 2015
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
ASSETS
Cash and cash equivalents	$3	$2	$527	$—	$532
Fiduciary assets	—	—	10,458	—	10,458
Accounts receivable, net	—	7	1,251	—	1,258
Prepaid and other current assets	1	67	194	(7)	255
Amounts due from group undertakings	3,423	1,257	1,259	(5,939)	—
Total current assets	3,427	1,333	13,689	(5,946)	12,503
Investments in subsidiaries	—	4,275	—	(4,275)	—
Fixed assets, net	—	58	505	—	563
Goodwill	—	—	3,737	—	3,737
Other intangible assets, net	—	—	1,115	—	1,115
Pension benefits assets	—	—	623	—	623
Other non-current assets	—	10	288	—	298
Non-current amounts due from group undertakings	—	785	—	(785)	—
Total non-current assets	—	5,128	6,268	(5,060)	6,336
TOTAL ASSETS	$3,427	$6,461	$19,957	$(11,006)	$18,839
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$10,458	$—	$10,458
Deferred revenue and accrued expenses	1	68	683	—	752
Short-term debt and current portion of long-term debt	300	609	79	—	988
Other current liabilities	15	61	534	(7)	603
Amounts due to group undertakings	—	4,437	1,502	(5,939)	—
Total current liabilities	316	5,175	13,256	(5,946)	12,801
Investments in subsidiaries	387	—	—	(387)	—
Long-term debt	495	1,783	—	—	2,278
Liability for pension benefits	—	—	279	—	279
Deferred tax liabilities	—	1	239	—	240
Provision for liabilities	—	—	295	—	295
Other non-current liabilities	—	36	497	—	533
Non-current amounts due to group undertakings	—	—	785	(785)	—
Total non-current liabilities	882	1,820	2,095	(1,172)	3,625
TOTAL LIABILITIES	1,198	6,995	15,351	(7,118)	16,426
REDEEMABLE NONCONTROLLING INTEREST	—	—	53	—	53
EQUITY
Total Willis Towers Watson shareholders’ equity	2,229	(534)	4,422	(3,888)	2,229
Noncontrolling interests	—	—	131	—	131
Total equity	2,229	(534)	4,553	(3,888)	2,360
TOTAL LIABILITIES AND EQUITY	$3,427	$6,461	$19,957	$(11,006)	$18,839

Condensed Consolidated Statement of Cash Flows

	Year ended December 31, 2016
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
NET CASH (USED IN)/FROM OPERATING ACTIVITIES	$(20)	$(4)	$1,101	$(157)	$920
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	(91)	(221)	94	(218)
Capitalized software costs	—	—	(85)	—	(85)
Acquisitions of operations, net of cash acquired	—	—	476	—	476
Net (cash paid)/proceeds from sale of operations	—	—	(4)	3	(1)
Other, net	—	33	20	(30)	23
Proceeds from intercompany investing activities	—	118	30	(148)	—
Repayments of intercompany investing activities	(3,751)	(4,114)	(769)	8,634	—
Reduction in investment in subsidiaries	4,600	3,600	—	(8,200)	—
Additional investment in subsidiaries	—	(4,600)	(3,600)	8,200	—
Net cash from/(used in) investing activities	$849	$(5,054)	$(4,153)	$8,553	$195
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net (payments)/borrowings on revolving credit facility	—	(237)	—	—	(237)
Senior notes issued	—	1,606	—	—	1,606
Proceeds from issuance of other debt	—	400	4	—	404
Debt issuance costs	—	(14)	—	—	(14)
Repayments of debt	(300)	(1,037)	(564)	—	(1,901)
Repurchase of shares	(396)	—	—	—	(396)
Proceeds from issuance of shares and excess tax benefit	63	—	—	—	63
Payments of deferred and contingent consideration related to acquisitions	—	—	(67)	—	(67)
Dividends paid	(199)	—	(90)	90	(199)
Acquisitions of and dividends paid to noncontrolling interests	—	—	(21)	—	(21)
Proceeds from intercompany financing activities	—	4,368	4,266	(8,634)	—
Repayments of intercompany financing activities	—	(30)	(118)	148	—
Net cash (used in)/from financing activities	$(832)	$5,056	$3,410	$(8,396)	$(762)
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(3)	(2)	358	—	353
Effect of exchange rate changes on cash and cash equivalents	—	—	(15)	—	(15)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3	2	527	—	532
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$870	$—	$870

Condensed Consolidated Statement of Cash Flows

	Year ended December 31, 2015
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
NET CASH (USED IN)/FROM OPERATING ACTIVITIES	$(10)	$626	$(223)	$(150)	$243
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	(18)	(128)	—	(146)
Acquisitions of operations, net of cash acquired	—	—	(857)	—	(857)
Proceeds from sale of operations, net of cash disposed	—	—	44	—	44
Other, net	—	—	16	—	16
Proceeds from intercompany investing activities	321	136	151	(608)	—
Repayments of intercompany investing activities	(82)	(746)	(181)	1,009	—
Additional investment in subsidiaries	—	(598)	—	598	—
Net cash from/(used in) investing activities	$239	$(1,226)	$(955)	$999	$(943)
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net (payments)/borrowings on revolving credit facility	—	469	—	—	469
Debt issuance costs	—	(5)	—	—	(5)
Repayments of debt	—	(165)	(1)	—	(166)
Proceeds from issue of other debt	—	592	—	—	592
Repurchase of shares	(82)	—	—	—	(82)
Proceeds from issuance of shares and excess tax benefit	124	—	605	(598)	131
Dividends paid	(277)	—	(150)	150	(277)
Acquisitions of and dividends paid to noncontrolling interests	—	—	(21)	—	(21)
Proceeds from intercompany financing activities	—	181	828	(1,009)	—
Repayments of intercompany financing activities	—	(472)	(136)	608	—
Net cash (used in)/from financing activities	$(235)	$600	$1,125	$(849)	$641
DECREASE IN CASH AND CASH EQUIVALENTS	(6)	—	(53)	—	(59)
Effect of exchange rate changes on cash and cash equivalents	—	—	(44)	—	(44)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9	2	624	—	635
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3	$2	$527	$—	$532

Condensed Consolidated Statement of Cash Flows

	Year ended December 31, 2014
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
NET CASH (USED IN)/FROM OPERATING ACTIVITIES	$(35)	$652	$212	$(352)	$477
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	(19)	(95)	1	(113)
Acquisitions of operations, net of cash acquired	—	—	(245)	—	(245)
Proceeds from sale of operations, net of cash disposed	—	—	86	—	86
Other, net	—	1	(4)	(1)	(4)
Proceeds from intercompany investing activities	361	120	435	(916)	—
Repayments of intercompany investing activities	—	(180)	(46)	226	—
Additional investment in subsidiaries	(31)	—	—	31	—
Net cash from/(used in) investing activities	$330	$(78)	$131	$(659)	$(276)
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Debt issuance costs	—	—	(3)	—	(3)
Repayments of debt	—	(15)	—	—	(15)
Repurchase of shares	(213)	—	—	—	(213)
Proceeds from issuance of shares and excess tax benefit	134	—	36	(31)	139
Dividends paid	(210)	—	(352)	352	(210)
Acquisitions of and dividends paid to noncontrolling interests	—	(4)	(17)	—	(21)
Proceeds from intercompany financing activities	—	46	180	(226)	—
Repayments of intercompany financing activities	—	(602)	(314)	916	—
Net cash (used in)/from financing activities	$(289)	$(575)	$(470)	$1,011	$(323)
INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	6	(1)	(127)	—	(122)
Effect of exchange rate changes on cash and cash equivalents	—	—	(39)	—	(39)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3	3	790	—	796
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9	$2	$624	$—	$635

Note 23 — Financial Information for Issuer, Parent Guarantor, Other Guarantor Subsidiaries and Non-Guarantor Subsidiaries
Trinity Acquisition plc has $2.1 billion of senior notes outstanding, of which $525 million were issued on August 15, 2013, $1.0 billion were issued on March 22, 2016 and €540 million ($609 million) were issued on May 26, 2016.
All direct obligations under the senior notes are jointly and severally, irrevocably and fully and unconditionally guaranteed by Willis Netherlands Holdings B.V., Willis Investment U.K. Holdings Limited, TA I Limited, Willis Group Limited, Willis North America Inc., Willis Towers Watson Sub Holdings Unlimited Company and WTW Bermuda Holdings Ltd., collectively the ‘Other Guarantors’, and with Willis Towers Watson, the ‘Guarantor Companies’.
The guarantor structure described above differs from the guarantor structure associated with the senior notes issued by the Company and Willis North America (the ‘Willis North America Debt Securities’) in that Trinity Acquisition plc is the issuer and not a subsidiary guarantor, and Willis North America Inc. is a subsidiary guarantor.
Presented below is condensed consolidating financial information for:

(i)	Willis Towers Watson, which is a guarantor, on a parent company only basis;

(ii)
the Other Guarantors, which are all wholly owned subsidiaries (directly or indirectly) of the parent. Willis Towers Watson Sub Holdings Unlimited Company, Willis Netherlands Holdings B.V, Willis Investment U.K. Holdings Limited, TA I Limited and WTW Bermuda Holdings Ltd. are all direct or indirect parents of the issuer and Willis Group Limited and Willis North America Inc., are direct or indirect wholly owned subsidiaries of the issuer;

(iii)	Trinity Acquisition plc, which is the issuer and is a 100 percent indirectly owned subsidiary of the parent;

(iv)	Other, which are the non-guarantor subsidiaries, on a combined basis;

(v)	Consolidating adjustments; and

(vi)	the Consolidated Company.
The equity method has been used for investments in subsidiaries in the condensed consolidating balance sheets of Willis Towers Watson, the Other Guarantors and the Issuer.

Condensed Consolidated Statement of Operations

	Year ended December 31, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$19	$—	$7,759	$—	$7,778
Interest and other income	—	2	—	107	—	109
Total revenues	—	21	—	7,866	—	7,887
Costs of providing services
Salaries and benefits	2	16	—	4,628	—	4,646
Other operating expenses	3	200	—	1,348	—	1,551
Depreciation	—	19	—	159	—	178
Amortization	—	—	—	591	—	591
Restructuring costs	—	68	—	125	—	193
Transaction and integration expenses	1	42	—	134	—	177
Total costs of providing services	6	345	—	6,985	—	7,336
(Loss) Income from operations	(6)	(324)	—	881	—	551
Income from Group undertakings	(3)	(657)	(132)	(136)	928	—
Expenses due to Group undertakings	3	228	26	671	(928)	—
Interest expense	32	38	90	24	—	184
Other (income)/expense, net	—	(2)	—	29	—	27
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(38)	69	16	293	—	340
(Benefit from)/provision for income taxes	—	(125)	3	26	—	(96)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(38)	194	13	267	—	436
Interest in earnings of associates, net of tax	—	—	—	2	—	2
Equity account for subsidiaries	458	254	151	—	(863)	—
NET INCOME	420	448	164	269	(863)	438
Income attributable to noncontrolling interests	—	—	—	(18)	—	(18)
NET INCOME (LOSS) ATTRIBUTABLE TO WILLIS TOWERS WATSON	$420	$448	$164	$251	$(863)	$420

Condensed Consolidated Statement of Comprehensive Income/(Loss)

	Year ended December 31, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Comprehensive (loss)/income before noncontrolling interests	$(427)	$(379)	$(656)	$(550)	$1,583	$(429)
Less: Comprehensive loss attributable to noncontrolling interests	—	—	—	2	—	2
Comprehensive (loss)/income attributable to Willis Towers Watson	$(427)	$(379)	$(656)	$(548)	$1,583	$(427)

Condensed Consolidated Statement of Operations

	Year ended December 31, 2015
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$11	$—	$3,798	$—	$3,809
Interest and other income	—	1	—	19	—	20
Total revenues	—	12	—	3,817	—	3,829
Costs of providing services
Salaries and benefits	1	77	—	2,225	—	2,303
Other operating expenses	8	101	—	609	—	718
Depreciation	—	22	—	73	—	95
Amortization	—	—	—	76	—	76
Restructuring costs	—	41	—	85	—	126
Transaction and integration expenses	4	14	—	66	—	84
Total costs of providing services	13	255	—	3,134	—	3,402
(Loss) Income from operations	(13)	(243)	—	683	—	427
Income from Group undertakings	—	(374)	(93)	(110)	577	—
Expenses due to Group undertakings	—	200	26	351	(577)	—
Interest expense	43	41	40	18	—	142
Other expense/(income), net	10	(42)	—	(23)	—	(55)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(66)	(68)	27	447	—	340
(Benefit from)/provision for income taxes	—	(51)	5	13	—	(33)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(66)	(17)	22	434	—	373
Interest in earnings of associates, net of tax	—	9	—	2	—	11
Equity account for subsidiaries	439	443	337	—	(1,219)	—
NET INCOME	373	435	359	436	(1,219)	384
Income attributable to noncontrolling interests	—	—	—	(11)	—	(11)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$373	$435	$359	$425	$(1,219)	$373

Condensed Consolidated Statement of Comprehensive Income/(Loss)

	Year ended December 31, 2015
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Comprehensive income/(loss) before noncontrolling interests	$402	$462	$400	$455	$(1,316)	$403
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Comprehensive income/(loss) attributable to Willis Towers Watson	$402	$462	$400	$454	$(1,316)	$402

Condensed Consolidated Statement of Operations

	Year ended December 31, 2014
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$8	$—	$3,759	$—	$3,767
Interest and other income	—	—	—	35	—	35
Total revenues	—	8	—	3,794	—	3,802
Costs of providing services
Salaries and benefits	1	81	—	2,232	—	2,314
Other operating expenses	16	133	—	510	—	659
Depreciation	—	21	—	71	—	92
Amortization	—	—	—	54	—	54
Restructuring costs	—	14	—	22	—	36
Total costs of providing services	17	249	—	2,889	—	3,155
(Loss) Income from operations	(17)	(241)	—	905	—	647
Income from Group undertakings	—	(450)	(91)	(102)	643	—
Expenses due to Group undertakings	—	190	29	424	(643)	—
Interest expense	43	44	36	12	—	135
Other expense/(income), net	15	220	—	(11)	(230)	(6)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(75)	(245)	26	582	230	518
(Benefit from)/provision for income taxes	—	(54)	5	208	—	159
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(75)	(191)	21	374	230	359
Interest in earnings of associates, net of tax	—	10	—	4	—	14
Equity account for subsidiaries	437	609	314	—	(1,360)	—
NET INCOME	362	428	335	378	(1,130)	373
Income attributable to noncontrolling interests	—	—	—	(11)	—	(11)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$362	$428	$335	$367	$(1,130)	$362

Condensed Consolidated Statement of Comprehensive Income/(Loss)

	Year ended December 31, 2014
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Comprehensive (loss)/income before noncontrolling interests	$(11)	$69	$(5)	$49	$(108)	$(6)
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	(5)	—	(5)
Comprehensive (loss)/income attributable to Willis Towers Watson	$(11)	$69	$(5)	$44	$(108)	$(11)

Condensed Consolidated Balance Sheet

	As of December 31, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$—	$870	$—	$870
Fiduciary assets	—	—	—	10,505	—	10,505
Accounts receivable, net	—	7	—	2,073	—	2,080
Prepaid and other current assets	—	74	1	324	(62)	337
Amounts due from group undertakings	7,229	849	1,595	2,370	(12,043)	—
Total current assets	7,229	930	1,596	16,142	(12,105)	13,792
Investments in subsidiaries	3,409	8,621	7,309	—	(19,339)	—
Fixed assets, net	—	34	—	805	—	839
Goodwill	—	—	—	10,413	—	10,413
Other intangible assets, net	—	64	—	4,368	(64)	4,368
Pension benefits assets	—	—	—	488	—	488
Other non-current assets	—	90	—	310	(47)	353
Non-current amounts due from group undertakings	—	4,859	1,055	—	(5,914)	—
Total non-current assets	3,409	13,668	8,364	16,384	(25,364)	16,461
TOTAL ASSETS	$10,638	$14,598	$9,960	$32,526	$(37,469)	$30,253
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$—	$10,505	$—	$10,505
Deferred revenue and accrued expenses	—	41	1	1,488	(49)	1,481
Short-term debt and current portion of long-term debt	—	394	22	92	—	508
Other current liabilities	77	87	33	684	(5)	876
Amounts due to group undertakings	—	9,946	—	2,097	(12,043)	—
Total current liabilities	77	10,468	56	14,866	(12,097)	13,370
Long-term debt	496	186	2,506	169	—	3,357
Liability for pension benefits	—	—	—	1,321	—	1,321
Deferred tax liabilities	—	—	—	1,013	(149)	864
Provision for liabilities	—	120	—	455	—	575
Other non-current liabilities	—	63	—	483	(14)	532
Non-current amounts due to group undertakings	—	518	423	4,973	(5,914)	—
Total non-current liabilities	496	887	2,929	8,414	(6,077)	6,649
TOTAL LIABILITIES	573	11,355	2,985	23,280	(18,174)	20,019
REDEEMABLE NONCONTROLLING INTEREST	—	—	—	51	—	51
EQUITY
Total Willis Towers Watson shareholders’ equity	10,065	3,243	6,975	9,077	(19,295)	10,065
Noncontrolling interests	—	—	—	118	—	118
Total equity	10,065	3,243	6,975	9,195	(19,295)	10,183
TOTAL LIABILITIES AND EQUITY	$10,638	$14,598	$9,960	$32,526	$(37,469)	$30,253

Condensed Consolidated Balance Sheet

	As of December 31, 2015
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
ASSETS
Cash and cash equivalents	$3	$2	$—	$527	$—	$532
Fiduciary assets	—	—	—	10,458	—	10,458
Accounts receivable, net	—	7	—	1,251	—	1,258
Prepaid and other current assets	1	72	—	194	(12)	255
Amounts due from group undertakings	3,423	951	1,538	1,259	(7,171)	—
Total current assets	3,427	1,032	1,538	13,689	(7,183)	12,503
Investments in subsidiaries	—	4,069	3,092	—	(7,161)	—
Fixed assets, net	—	58	—	505	—	563
Goodwill	—	—	—	3,737	—	3,737
Other intangible assets, net	—	—	—	1,115	—	1,115
Pension benefits assets	—	—	—	623	—	623
Other non-current assets	—	9	1	288	—	298
Non-current amounts due from group undertakings	—	785	518	—	(1,303)	—
Total non-current assets	—	4,921	3,611	6,268	(8,464)	6,336
TOTAL ASSETS	$3,427	$5,953	$5,149	$19,957	$(15,647)	$18,839
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$—	$10,458	$—	$10,458
Deferred revenue and accrued expenses	1	68	—	683	—	752
Short-term debt and current portion of long-term debt	300	—	609	79	—	988
Other current liabilities	15	50	16	534	(12)	603
Amounts due to group undertakings	—	5,234	435	1,502	(7,171)	—
Total current liabilities	316	5,352	1,060	13,256	(7,183)	12,801
Investment in subsidiaries	387	—	—	—	(387)	—
Long-term debt	495	580	1,203	—	—	2,278
Liability for pension benefits	—	—	—	279	—	279
Deferred tax liabilities	—	1	—	239	—	240
Provision for liabilities	—	—	—	295	—	295
Other non-current liabilities	—	36	—	497	—	533
Non-current amounts due to group undertakings	—	518	—	785	(1,303)	—
Total non-current liabilities	882	1,135	1,203	2,095	(1,690)	3,625
TOTAL LIABILITIES	1,198	6,487	2,263	15,351	(8,873)	16,426
REDEEMABLE NONCONTROLLING INTEREST	—	—	—	53	—	53
EQUITY
Total Willis Towers Watson shareholders’ equity	2,229	(534)	2,886	4,422	(6,774)	2,229
Noncontrolling interests	—	—	—	131	—	131
Total equity	2,229	(534)	2,886	4,553	(6,774)	2,360
TOTAL LIABILITIES AND EQUITY	$3,427	$5,953	$5,149	$19,957	$(15,647)	$18,839

Condensed Consolidated Statement of Cash Flows

	Year ended December 31, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
NET CASH (USED IN)/FROM OPERATING ACTIVITIES	$(20)	$308	$152	$1,101	$(621)	$920
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	(91)	—	(221)	94	(218)
Capitalized software costs	—	—	—	(85)	—	(85)
Acquisitions of operations, net of cash acquired	—	—	—	476	—	476
Net (cash paid)/proceeds from sale of operations	—	—	—	(4)	3	(1)
Other, net	—	33	—	20	(30)	23
Proceeds from intercompany investing activities	—	108	55	30	(193)	—
Repayments of intercompany investing activities	(3,751)	(3,513)	(602)	(769)	8,635	—
Reduction in investment in subsidiaries	4,600	3,600	—	—	(8,200)	—
Additional investment in subsidiaries	—	(4,600)	—	(3,600)	8,200	—
Net cash from/(used in) investing activities	$849	$(4,463)	$(547)	$(4,153)	$8,509	$195
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net (payments)/borrowings on revolving credit facility	—	—	(237)	—	—	(237)
Senior notes issued	—	—	1,606	—	—	1,606
Proceeds from issuance of other debt	—	—	400	4	—	404
Debt issuance costs	—	—	(14)	—	—	(14)
Repayments of debt	(300)	—	(1,037)	(564)	—	(1,901)
Repurchase of shares	(396)	—	—	—	—	(396)
Proceeds from issuance of shares and excess tax benefit	63	—	—	—	—	63
Payments of deferred and contingent consideration related to acquisitions	—	—	—	(67)	—	(67)
Dividends paid	(199)	(162)	(302)	(90)	554	(199)
Acquisitions of and dividends paid to noncontrolling interests	—	—	—	(21)	—	(21)
Proceeds from intercompany financing activities	—	4,368	1	4,266	(8,635)	—
Repayments of intercompany financing activities	—	(53)	(22)	(118)	193	—
Net cash (used in)/from financing activities	$(832)	$4,153	$395	$3,410	$(7,888)	$(762)
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(3)	(2)	—	358	—	353
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(15)	—	(15)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3	2	—	527	—	532
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$—	$870	$—	$870

Condensed Consolidated Statement of Cash Flows

	Year ended December 31, 2015
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
NET CASH (USED IN)/FROM OPERATING ACTIVITIES	$(10)	$593	$33	$(223)	$(150)	$243
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	(18)	—	(128)	—	(146)
Acquisitions of operations, net of cash acquired	—	—	—	(857)	—	(857)
Proceeds from sale of operations, net of cash disposed	—	—	—	44	—	44
Other, net	—	—	—	16	—	16
Proceeds from intercompany investing activities	321	136	—	151	(608)	—
Repayments of intercompany investing activities	(82)	—	(746)	(181)	1,009	—
Additional investment in subsidiaries	—	(420)	(178)	—	598	—
Net cash from/(used in) investing activities	$239	$(302)	$(924)	$(955)	$999	$(943)
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net (payments on)/draw down of revolving credit facility	—	—	469	—	—	469
Debt issuance costs	—	—	(5)	—	—	(5)
Repayments of debt	—	(149)	(16)	(1)	—	(166)
Proceeds from issue of other debt	—	—	592	—	—	592
Repurchase of shares	(82)	—	—	—	—	(82)
Proceeds from issuance of shares and excess tax benefit	124	—	—	605	(598)	131
Dividends paid	(277)	—	—	(150)	150	(277)
Acquisitions of and dividends paid to noncontrolling interests	—	—	—	(21)	—	(21)
Proceeds from intercompany financing activities	—	181	—	828	(1,009)	—
Repayments of intercompany financing activities	—	(323)	(149)	(136)	608	—
Net cash (used in)/from financing activities	$(235)	$(291)	$891	$1,125	$(849)	$641
DECREASE IN CASH AND CASH EQUIVALENTS	(6)	—	—	(53)	—	(59)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(44)	—	(44)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9	2	—	624	—	635
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3	$2	$—	$527	$—	$532

Condensed Consolidated Statement of Cash Flows

	Year ended December 31, 2014
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
NET CASH (USED IN)/FROM OPERATING ACTIVITIES	$(35)	$781	$181	$212	$(662)	$477
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	(19)	—	(95)	1	(113)
Acquisitions of operations, net of cash acquired	—	—	—	(245)	—	(245)
Proceeds from sale of operations, net of cash disposed	—	—	—	86	—	86
Other, net	—	1	—	(4)	(1)	(4)
Proceeds from intercompany investing activities	361	120	—	435	(916)	—
Repayments of intercompany investing activities	—	(180)	(4)	(46)	230	—
Additional investment in subsidiaries	(31)	—	—	—	31	—
Net cash from/(used in) investing activities	$330	$(78)	$(4)	$131	$(655)	$(276)
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Debt issuance costs	—	—	—	(3)	—	(3)
Repayments of debt	—	—	(15)	—	—	(15)
Repurchase of shares	(213)	—	—	—	—	(213)
Proceeds from issuance of shares and excess tax benefit	134	—	—	36	(31)	139
Dividends paid	(210)	(155)	(155)	(352)	662	(210)
Acquisitions of and dividends paid to noncontrolling interests	—	(4)	—	(17)	—	(21)
Proceeds from intercompany financing activities	—	50	—	180	(230)	—
Repayments of intercompany financing activities	—	(595)	(7)	(314)	916	—
Net cash (used in)/from financing activities	$(289)	$(704)	$(177)	$(470)	$1,317	$(323)
INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	6	(1)	—	(127)	—	(122)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(39)	—	(39)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3	3	—	790	—	796
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9	$2	$—	$624	$—	$635

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of the chief executive officer (‘CEO’) and chief financial officer (‘CFO’), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2016 in providing reasonable assurance that the information required to be disclosed in our periodic reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management to allow for timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting in the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Internal control over financial reporting refers to the process designed by, or under the supervision of, our CEO and CFO, and overseen by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management has used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (‘COSO’) in the report entitled Internal Control — Integrated Framework (2013) to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this evaluation, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2016.
The effectiveness of our internal controls over financial reporting has been audited by Deloitte LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Willis Towers Watson Public Limited Company
Dublin, Ireland
We have audited the internal control over financial reporting of Willis Towers Watson Public Limited Company and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated March 1, 2017 expressed an unqualified opinion on those financial statements.

/s/ Deloitte LLP
London, United Kingdom
March 1, 2017

ITEM 9B. OTHER INFORMATION
Earnings Release
On February 9, 2017, the Company issued an earnings release announcing its financial results for the quarter and year ended December 31, 2016, and furnished a copy of the release as Exhibit 99.1 to the Company’s current report on Form 8-K filed on the same date (which was further revised in an 8-K amendment filed on February 14, 2017).  Subsequent to the release of its earnings, management corrected an error by recording a $103 million benefit from income taxes related to the release of a portion of our U.S. deferred tax valuation allowance. This had no impact to the Company’s previously reported adjusted diluted earnings per share. However, a portion of the correction should have been recorded in each of the preceding three fiscal year 2016 Quarterly Reports on Forms 10-Q. Management has determined that the error is immaterial to the previously filed 2016 quarterly financial statements and has no impact to prior year financial statements.
The Company has made certain adjustments to its consolidated statements of operations and consolidated balance sheets for the quarter and year ended December 31, 2016, to reflect the benefit from income taxes.  As a result, as compared to what the Company previously reported in its earnings release, diluted earnings per share increased from $0.25 to $1.03 and from $2.26 to $3.04 for the fourth quarter and year ended December 31, 2016, respectively, and net income attributable to Willis Towers Watson increased from $34 million to $142 million and $312 million to $420 million for the quarter and year ended December 31, 2016, respectively.  These adjustments are reflected in the financial statements filed as part of this Form 10-K.  The adjusted (non-GAAP) results contained in the Company’s earnings release remain unchanged.  Revised reconciliations of these non-GAAP financial measures for the year ended December 31, 2016 to the nearest comparable GAAP financial measures are included herein.  The revised results have no impact on the 2017 financial outlook released by the Company in its earnings release.
Iran Disclosure
Set forth below is a description of a matter reported pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (‘ITRA’) and Section 13(r) of the Exchange Act.  Concurrently with this annual report, we are filing a notice pursuant to Section 13(r) of the Exchange Act that the matter has been disclosed in this annual report.
Since January 1, 2015, Gras Savoye, a non-U.S. affiliate of Willis Towers Watson, has acted as the broker for the Iranian Embassy in Paris, placing health insurance for the diplomatic staff and handling the related claims administration.  The policy was renewed, and placed with the European insurance company, GBG Insurance Limited, on December 27, 2016 for the 2017 policy year.  Premium payments are made quarterly, and a premium payment of €57,345 was received by Gras Savoye on December 15, 2016 for the policy.  Gras Savoye will retain a commission of €9,749 from this payment.   Health benefits of approximately €63,185 were paid to beneficiaries during the fourth quarter of 2016.  It is anticipated that Gras Savoye will continue these activities to the extent consistent with applicable law, including U.S. Federal law, U.S. state divestment statutes, and E.U. law.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to the executive officers of the Company is provided in Part I, Item 1 above under the heading ‘Executive Officers of the Registrant’. All other information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than 120 days after the end of the Company’s fiscal year.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than 120 days after the end of the Company’s fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than 120 days after the end of the Company’s fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than 120 days after the end of the Company’s fiscal year.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than 120 days after the end of the Company’s fiscal year.

PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	The following documents have been included in Part II, Item 8
Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements of Willis Towers Watson
Financial Statements:
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2016
Consolidated Statements of Comprehensive Income/(Loss) for each of the three years in the period ended December 31, 2016
Consolidated Balance Sheets at December 31, 2016 and 2015
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2016
Consolidated Statements of Changes in Equity for each of the three years in the period ended December 31, 2016
Notes to the Consolidated Financial Statements

b)	Exhibits:
In reviewing the agreements included or incorporated by reference as exhibits to this Annual Report on Form 10-K, it is important to note that they are included to provide investors with information regarding their terms, and are not intended to provide any other factual or disclosure information about Willis Towers Watson or the other parties to the agreements. The agreements contain representations and warranties made by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement, and: should not be treated as categorical statements of fact, but rather as a way of allocating risk between the parties; have in some cases been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; may apply standards of materiality in a way that is different from what may be material to investors; and were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.
Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Willis Towers Watson may be found elsewhere in this Annual Report on Form 10-K and our other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

2.1
Agreement and Plan of Merger, dated as of June 29, 2015, by and among Willis Group Holdings plc, Citadel Merger Sub, Inc. and Towers Watson & Co (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by the Company on June 30, 2015)

2.2
Amendment No. 1 to Agreement and Plan of Merger, dated November 19, 2015, by and among Willis, Merger Sub and Towers Watson (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by the Company on November 20, 2015)

3.1
Memorandum and Articles of Association of Willis Towers Watson Public Limited Company (incorporated herein by reference to Exhibit 3.1 to the Form 8-A Registration Statement filed by the Company on January 5, 2016)

3.2	Certificate of Incorporation of Willis Group Holdings Public Limited Company (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by the Company on January 4, 2010)
4.1
Senior Indenture, dated as of July 1, 2005, and First Supplemental Indenture, dated as of July 1, 2005, by and among Willis North America Inc., as the Issuer, Willis Group Holdings Public Limited Company, TA I Limited, TA II Limited, TA III Limited, Trinity Acquisition Limited, TA IV Limited and Willis Group Limited, as the Guarantors, and The Bank of New York (f/k/a JPMorgan Chase Bank, N.A.), as the Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company on July 1, 2005)

4.2
Second Supplemental Indenture, dated as of March 28, 2007, supplemental to the Indenture dated as of July 1, 2005 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company on March 30, 2007)

4.3
Third Supplemental Indenture, dated as of October 1, 2008, supplemental to the Indenture dated as of July 1, 2005 (incorporated by reference to Exhibit 4.1 to the Form 10-Q filed by the Company on November 10, 2008)

4.4
Fourth Supplemental Indenture, dated as of September 29, 2009, supplemental to the Indenture dated as of July 1, 2005 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company on September 29, 2009)

4.5
Fifth Supplemental Indenture, dated as of December 31, 2009, supplemental to the Indenture dated as of July 1, 2005 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company on January 4, 2010)

4.6
Sixth Supplemental Indenture, dated as of December 22, 2010, supplemental to the Indenture dated as of July 1, 2005 (incorporated by reference to Exhibit 4.1 to the Form 10-K filed by the Company on February 28, 2011)

4.7
Seventh Supplemental Indenture, dated as of March 9, 2016, supplemental to the Indenture, dated as of July 1, 2005 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company on March 10, 2016)

4.8
Indenture, dated as of March 17, 2011, by and among Willis Group Holdings Public Limited Company, as issuer, Willis Netherlands Holdings B.V., Willis Investment Holdings U.K. Limited, TA I Limited, Trinity Acquisition Limited, Willis Group Limited and Willis North America Inc., as Guarantors, and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company on March 17, 2011)

4.9
First Supplemental Indenture, dated as of March 17, 2011, supplemental to the Indenture dated March 17, 2011 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed by the Company on March 17, 2011)

4.10
Second Supplemental Indenture, dated as of March 9, 2016, supplemental to the Indenture, dated as of March 17, 2011 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed by the Company on March 10, 2016)

4.11
Indenture, dated as of August 15, 2013, by and among Trinity Acquisition Limited, as issuer, Willis Group Holdings Public Limited Company, Willis Netherlands Holdings B.V., Willis North America Inc., Willis Investment Holdings U.K. Limited, TA I Limited and Willis Group Limited, as guarantors, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company on August 15, 2013)

4.12
First Supplemental Indenture, dated as of August 15, 2013, supplemental to the Indenture dated August 15, 2013 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed by the Company on August 15, 2013)

4.13
Second Supplemental Indenture, dated as of March 9, 2016, supplemental to the Indenture, dated as of August 15, 2013 (incorporated by reference to Exhibit 4.3 to the Form 8-K filed by the Company on March 10, 2016)

4.14
Third Supplemental Indenture, dated as of March 22, 2016, supplemental to the Indenture, dated as of August 15, 2013 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company on March 22, 2016)

4.15
Fourth Supplemental Indenture, dated as of May 26, 2016, supplemental to the Indenture, dated as of August 15, 2013 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company on May 26, 2016)

4.16
Form of Indenture among Willis Towers Watson Public Limited Company, as issuer, Willis Towers Watson Sub Holdings Unlimited Company, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, WTW Bermuda Holdings Ltd., Trinity Acquisition plc, Willis Group Limited and Willis North America Inc., as guarantors, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-3 filed by the Company on March 11, 2016)

4.17
Form of Indenture among Willis North America Inc., as issuer, Willis Towers Watson Public Limited Company, Willis Towers Watson Sub Holdings Unlimited Company, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, WTW Bermuda Holdings Ltd., Trinity Acquisition plc and Willis Group Limited, as guarantors, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-3 filed by the Company on March 11, 2016)

10.1
Credit Agreement, dated as of December 16, 2011, by and among Trinity Acquisition Limited, Willis Group Holdings Public Limited Company, the Lenders party thereto, Barclays Bank PLC, as Administrative Agent, Swing Line Lender and as an L/C Issuer (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on December 20, 2011)

10.2
First Amendment to Credit Agreement, dated as of July 23, 2013, to the Credit Agreement, dated as of December 16, 2011 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on July 25, 2013)

10.3
Second Amendment to Credit Agreement, dated as of February 27, 2015, to the Credit Agreement, dated as of December 16, 2011 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on March 2, 2015)

10.4
Guaranty Agreement, dated as of December 16, 2011, by and among Trinity Acquisition Limited, Willis Group Holdings Public Limited Company, Barclays Bank PLC, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on December 20, 2011)

10.5
Consent and Waiver to Credit Agreement, dated as of November 20, 2015, among Trinity Acquisition Limited, Willis Group Holdings Public Limited Company, Willis North America Inc., the lenders party thereto and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on November 27, 2015)

10.6
Revolving Note and Cash Subordination Agreement, dated as of March 3, 2014, by and among Willis Securities, Inc., as borrower, SunTrust Bank, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on March 4, 2014)

10.7
Joinder Agreement, dated as of April 28, 2014, by and among Willis Securities, Inc., SunTrust Bank, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on May 1, 2014)

10.8	First Amendment to Revolving Note and Cash Subordination Agreement, dated as of April 28, 2014 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on May 1, 2014)
10.9
Second Amendment to Revolving Note and Cash Subordination Agreement, dated as of February 27, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on March 2, 2015)

10.10	Third Amendment to Revolving Note and Cash Subordination Agreement, dated as of April 27, 2016 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on April 28, 2016)
10.11
Consent to Guaranty Agreement, dated as of November 20, 2015, among Trinity Acquisition Limited, Willis Group Holdings Public Limited Company, SunTrust Bank, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by the Company on November 27, 2015)

10.12
Term Loan Agreement, dated as of November 20, 2015, among Trinity Acquisition Limited, Willis Group Holdings Public Limited Company, the lenders party thereto and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on November 27, 2015)

10.13
Term Loan Credit Agreement, dated as of November 20, 2015, among Towers Watson Delaware Inc., as borrower, each lender from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Towers Watson on November 24, 2015)

10.14	Amendment No. 1, dated as of December 23, 2015, to the Term Loan Credit Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Towers Watson on December 29, 2015)
10.15
Deed Poll of Assumption, dated as of December 31, 2009, by and between Willis Group Holdings Limited and Willis Group Holdings Public Limited Company (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by the Company on January 4, 2010)†

10.16	Willis Group Senior Management Incentive Plan (incorporated by reference to Exhibit 10.7 to the Form 8-K filed by the Company on January 4, 2010)†
10.17
Willis Towers Watson Public Limited Company Amended and Restated 2010 North American Employee Stock Purchase Plan (incorporated by reference to Exhibit B to the Definitive Proxy Statement on Schedule 14A filed by the Company on April 27, 2016)†

10.18	Willis Group Holdings 2001 Share Purchase and Option Plan (incorporated by reference to Exhibit 10.9 to the Form 8-K filed by the Company on January 4, 2010)†
10.19
Form of Performance-Based Option Agreement under the Willis Group Holdings 2001 Share Purchase and Option Plan (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by the Company on May 10, 2010)†

10.20
Form of Time-Based Option Agreement under the Willis Group Holdings 2001 Share Purchase and Option Plan (incorporated by reference to Exhibit 10.16 to the Form 10-K filed by the Company on February 28, 2011)†

10.21
Form of Time-Based Restricted Share Unit Award Agreement under the Willis Group Holdings 2001 Share Purchase and Option Plan (for executive officers) (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by the Company on August 9, 2011)†

10.22
Form of Restricted Share Unit Award Agreement for Non-Employee Directors under the Willis Group Holdings 2001 Share Purchase Option Plan (incorporated by reference to Exhibit 10.14 to the Form 10-K filed by the Company on February 29, 2012)†

10.23
Form of Performance-Based Option Agreement for the 2011 Long Term Incentive Program under the Willis Group Holdings 2001 Share Purchase and Option Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on May 3, 2011)†

10.24
Form of 2011 Long Term Incentive Program Agreement of Restrictive Covenants and Other Obligations (for U.S. employees) (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on May 3, 2011)†

10.25
Form of 2011 Long Term Incentive Program Agreement of Restrictive Covenants and Other Obligations (for U.K. employees) (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by the Company on May 3, 2011)†

10.26	Rules of the Willis Group Holdings Sharesave Plan 2001 for the United Kingdom (incorporated by reference to Exhibit 10.13 to the Form 8-K filed by the Company on January 4, 2010)†
10.27	The Willis Group Holdings Irish Sharesave Plan (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by the Company on May 5, 2010)†
10.28	Willis Group Holdings 2008 Share Purchase and Option Plan (incorporated by reference to Exhibit 10.16 to the Form 8-K filed by the Company on January 4, 2010)†
10.29	Hilb Rogal & Hobbs Company 2007 Share Incentive Plan (incorporated by reference to Exhibit 10.19 to the Form 8-K filed by the Company on January 4, 2010)†
10.30
Form of Time-Based Restricted Share Unit Award Agreement granted under the Hilb Rogal & Hobbs Company 2007 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by the Company on August 6, 2010)†

10.31
Form of Performance-Based Restricted Share Unit Award Agreement granted under the Hilb Rogal & Hobbs Company 2007 Share Incentive Plan (incorporated by reference to Exhibit 10.6 to the Form 10-Q filed by the Company on August 9, 2011)†

10.32
Form of Time-Based Option Agreement granted under the Hilb Rogal & Hobbs Company 2007 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by the Company on August 6, 2010)†

10.33
Form of Performance-Based Option Agreement granted under the Hilb Rogal & Hobbs Company 2007 Share Incentive Plan (incorporated by reference to Exhibit 10.5 to the Form 10-Q filed by the Company on August 9, 2011)†

10.34
Willis Towers Watson Public Limited Company 2012 Equity Incentive Plan (incorporated by reference to Exhibit A to the Definitive Proxy Statement on Schedule 14A filed by the Company on April 27, 2016)†

10.35
Form of Time-Based Share Option Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by the Company on August 9, 2012)†

10.36
Form of Performance-Based Share Option Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by the Company on August 9, 2012)†

10.37
Form of Time-Based Restricted Share Unit Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by the Company on August 9, 2012)†

10.38
Form of Performance-Based Restricted Share Unit Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by the Company on August 9, 2012)†

10.39
Form of Time-Based Restricted Share Unit Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan (for Non-Employee Directors) (incorporated by reference to Exhibit 10.5 to the Form 10-Q filed by the Company on August 9, 2012)†

10.40
Form of Performance-Based Restricted Share Unit Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan for the 2013 Long-Term Incentive Program (incorporated by reference to Exhibit 10.33 to the Form 10-K filed by the Company on February 27, 2014)†

10.41
Rules of the Willis Group Holdings Public Limited Company 2012 Sharesave Sub-Plan for the United Kingdom to the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.32 to the Form 10-K filed by the Company on February 28, 2013)†

10.42
Form of 2012 Long Term Incentive Program Agreement of Restrictive Covenants and Other Obligations (for U.S. employees) Plan (incorporated by reference to Exhibit 10.36 to the Form 10-K filed by the Company on February 28, 2013)†

10.43
Form of 2012 Long Term Incentive Program Agreement of Restrictive Covenants and Other Obligations (for U.K. employees) Plan (incorporated by reference to Exhibit 10.37 to the Form 10-K filed by the Company on February 28, 2013)†

10.44	Amended and Restated Willis U.S. 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10.21 to the Form 10-Q filed by the Company on November 20, 2009)†
10.45
First Amendment to the Amended and Restated Willis U.S. 2005 Deferred Compensation Plan, effective June 1, 2011 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by the Company on August 9, 2011)†

10.46	Second Amendment to the Amended and Restated Willis U.S. 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10. 6 to the Form 10-Q filed by the Company on November 5, 2013)†
10.47	Form of Deed of Indemnity of Willis Towers Watson Public Limited Company (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on January 5, 2016)†
10.48	Form of Indemnification Agreement of Willis North America Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on January 5, 2016)†
10.49
Willis Towers Watson Public Limited Company Compensation Policy and Share Ownership Guidelines for Non-Employee Directors (as amended) (incorporated by reference to Exhibit 10.15 to the Form 10-Q filed by the Company on May 10, 2016)†

10.50
Employment Agreement, dated as of March 1, 2016, by and between Willis Towers Watson Public Limited Company and John J. Haley (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on March 1, 2016)†

10.51
Restricted Share Unit Award Agreement, dated as of February 26, 2016, by and between Willis Towers Watson Public Limited Company and John J. Haley (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on March 1, 2016)†

10.52
Supplemental Restricted Share Unit Award Agreement, by and between Willis Towers Watson Public Limited Company and John J. Haley, dated as of June 14, 2016 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on June 16, 2016)†

10.53
Amended and Restated Employment Agreement, dated as of June 29, 2015, by and between Willis Group Holdings Public Limited Company and Dominic Casserley (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on June 30, 2015)†

10.54
Letter Agreement, dated January 31, 2014, by and between Willis Group Holdings plc and Dominic Casserley (incorporated by reference to Exhibit 10.48 to the Form 10-K filed by the Company on February 27, 2014)†

10.55
Form of Time-Based Restricted Share Unit Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan, dated May 10, 2013, by and between Dominic Casserley and Willis Group Holdings Public Limited Company (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by the Company on November 5, 2013)†

10.56
Form of Performance-Based Restricted Share Unit Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan, dated May 10, 2013, by and between Dominic Casserley and Willis Group Holdings Public Limited Company (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by the Company on November 5, 2013)†

10.57
Form of Time-Based Share Option Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan, dated May 10, 2013, by and between Dominic Casserley and Willis Group Holdings Public Limited Company (incorporated by reference to Exhibit 10.5 to the Form 10-Q filed by the Company on November 5, 2013)†

10.58
Form of Time-Based Share Option Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan, dated as of March 31, 2014, by and between Dominic Casserley and Willis Group Holdings Public Limited Company (incorporated by reference to Exhibit 10.52 to the Form 10-K filed by the Company on February 24, 2015)†

10.59
Form of Time-Based Restricted Share Unit Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan, dated as of March 31, 2014, by and between Dominic Casserley and Willis Group Holdings Public Limited Company (incorporated by reference to Exhibit 10.53 to the Form 10-K filed by the Company on February 24, 2015)†

10.60
Offer Letter, dated July 23, 2013, and Contract of Employment, dated as of September 3, 2013, by and between Willis Limited, a subsidiary of Willis Towers Watson Public Limited Company, and David Shalders (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by the Company on May 10, 2016)†

10.61
Amendment, dated April 30, 2014, to the Contract of Employment, dated as of September 3, 2013, by and between Willis Limited, a subsidiary of Willis Towers Watson Public Limited Company, and David Shalders (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by the Company on May 10, 2016)†

10.62
Amendment, dated as of June 29, 2015, to Contract of Employment, dated as of September 3, 2013, by and between Willis Limited, a subsidiary of Willis Towers Watson Public Limited Company, and David Shalders (incorporated by reference to Exhibit 10.5 to the Form 10-Q filed by the Company on May 10, 2016)†

10.63
Offer Letter, dated November 9, 2014, and Contract of Employment, dated as of November 9, 2014, by and between Willis Limited, a subsidiary of Willis Towers Watson Public Limited Company, and Nicolas Aubert (incorporated by reference to Exhibit 10.6 to the Form 10-Q filed by the Company on May 10, 2016)†

10.64
Amendment, dated as of June 29, 2015, to Contract of Employment, dated as of November 9, 2014, by and between Willis Limited, a subsidiary of Willis Towers Watson Public Limited Company, and Nicolas Aubert (incorporated by reference to Exhibit 10.7 to the Form 10-Q filed by the Company on May 10, 2016)†

10.65
Contract of Employment, dated as of December 17, 2007, by and between Willis Limited, a subsidiary of Willis Group Holdings Public Limited Company, and Tim Wright (incorporated by reference to Exhibit 10.55 to the Form 10-K filed by the Company on February 28, 2013)†

10.66
Amendment, dated July 19, 2012, to the Contract of Employment, dated as of December 17, 2007, by and between Willis Limited, a subsidiary of Willis Group Holdings Public Limited Company, and Tim Wright (incorporated by reference to Exhibit 10.56 to the Form 10-K filed by the Company on February 28, 2013)†

10.67
Confidentiality Agreement, dated as of January 17, 2008, by and between the Willis Group Limited, a subsidiary of Willis Group Holdings Public Limited Company, and Tim Wright (incorporated by reference to Exhibit 10.57 to the Form 10-K filed by the Company on February 28, 2013)†

10.68
Amendment, dated April 30, 2014, to the Employment Agreement dated December 17, 2007 by and between Willis Limited, a subsidiary of Willis Group Holdings Public Limited Company, and Tim Wright (incorporated by reference to Exhibit 10.7 to the Form 10-Q filed by the Company on May 9, 2014)†

10.69
Employment Agreement, dated as of September 15, 2003, by and between Willis Americas Administration, Inc. and Todd J. Jones (incorporated by reference to Exhibit 10.63 to the Form 10-K filed by the Company on February 27, 2014)†

10.70
Letter Agreement, dated August 1, 2013, by and between Willis North America Inc. and Todd J. Jones (incorporated by reference to Exhibit 10.64 to the Form 10-K filed by the Company on February 27, 2014)†

10.71
Amendment, dated April 30, 2014, to the Employment Agreement, dated August 1, 2013, by and between Willis North America Inc. and Todd J. Jones (incorporated by reference to Exhibit 10.6 to the Form 10-Q filed by the Company on May 9, 2014)†

10.72
Amendment to Employment Agreement, dated as of June 29, 2015, by and between Willis North America Inc. and Todd Jones (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by the Company on June 30, 2015)†

10.73
Employment Agreement, dated as of March 19, 2014, by and between Willis Group Holdings Public Limited Company and John Greene (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on March 23, 2014)†

10.74
Form of Time-Based Restricted Share Unit Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan, dated as of August 11, 2014, by and between John Greene and Willis Group Holdings Public Limited Company (incorporated by reference to Exhibit 10.69 to the Form 10-K filed by the Company on February 24, 2015)†

10.75
Amendment to Employment Agreement, dated as of June 29, 2015, by and between Willis Group Holdings Public Limited Company and John Greene (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on June 30, 2015)†

10.76
Amendment to Employment Agreement, dated as of June 29, 2015, by and between Willis Limited and Timothy Wright (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by the Company on June 30, 2015)†

10.77
Transition Letter Agreement, dated as of January 4, 2016, by and between Willis Group Holdings Public Limited Company and John Greene (incorporated by reference to Exhibit 10.73 to the Form 10-K filed by the Company on February 29, 2016)†

10.78
Form of Time-Based Restricted Share Unit Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan, dated as of November 9, 2015, by and between John Greene / Timothy Wright / Todd Jones / Nicolas Aubert / David Shalders and Willis Group Holdings Public Limited Company (incorporated by reference to Exhibit 10.74 to the Form 10-K filed by the Company on February 29, 2016)†

10.79
Form of Performance-Based Restricted Share Unit Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan, dated as of November 9, 2015, by and between Timothy Wright / Todd Jones / Nicolas Aubert / David Shalders and Willis Group Holdings Public Limited Company (incorporated by reference to Exhibit 10.75 to the Form 10-K filed by the Company on February 29, 2016)†

10.80
Form of Time-Based Share Option Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan, dated as of November 9, 2015, by and between John Greene / Timothy Wright / Todd Jones / Nicolas Aubert / David Shalders and Willis Group Holdings Public Limited Company (incorporated by reference to Exhibit 10.76 to the Form 10-K filed by the Company on February 29, 2016)†

10.81
Form of Performance-Based Restricted Share Unit Award Agreement for Operating Committee Members under the Willis Towers Watson Public Limited Company Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by the Company on November 7, 2016)†

10.82	Towers Watson Amended and Restated 2009 Long Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed by the Company on January 5, 2016)†
10.83
Trust Deed and Rules of the Towers Watson Limited Share Incentive Plan 2005 (U.K) (incorporated by reference to Exhibit 10.21 to the Form 10-K filed by Watson Wyatt Worldwide Inc on September 1, 2006)†

10.84	Towers Watson Limited Share Incentive Plan 2005 Deed of Amendment (U.K.) (incorporated by reference to Exhibit 10.22 to the Form 10-K filed by Watson Wyatt Worldwide Inc on September 1, 2006)†
10.85	Towers Watson Limited Share Incentive Plan 2005 Deed to Change the Trust Deed and Rules (U.K.) (incorporated by reference to Exhibit 10.10 to the Form 10-K filed by Towers Watson on August 29, 2012)†
10.86	Share Purchase Plan 2005 (Spain) (incorporated by reference to Exhibit 10.24 to the Form 10-K filed by Watson Wyatt Worldwide Inc. on September 1, 2006)†
10.87	Trust Deed and Rules of the Watson Wyatt Ireland Share Participation Scheme (incorporated by reference to Exhibit 10.23 to the Form 10-K filed by Watson Wyatt Worldwide Inc on September 1, 2006)†
10.88
Form of Non-Qualified Stock Option Award Agreement for use under the Towers Watson & Co. 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Towers Watson on March 8, 2010)†

10.89	Amended Towers Watson & Co. Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Towers Watson on November 5, 2014)†
10.90	Voluntary Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Towers Watson on May 18, 2010)†
10.91	Watson Wyatt Amended and Restated 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 filed by the Company on January 5, 2016)†
10.92	Amended Form of Restricted Stock Unit Award Agreement FY11 (Performance-Based Vesting) (incorporated by reference to Exhibit 10.18 to the Form 10-Q filed by Towers Watson on February 7, 2012)†
10.93	Extend Health Amended and Restated 2007 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 filed by the Company on January 5, 2016)†
10.94	Form of Restricted Stock Unit Award Agreement FY12 (Performance-Based Vesting) (incorporated by reference to Exhibit 10.18 to the Form 10-K filed by Towers Watson on August 29, 2012)†
10.95	Form of Restricted Stock Unit Award Agreement (Time-Based Vesting) (incorporated by reference to Exhibit 10.19 to the Form 10-K filed by Towers Watson on August 29, 2012)†

10.96	Towers Watson & Co. Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Towers Watson on November 12, 2013)†
10.97	Liazon Amended and Restated 2011 Equity Incentive Plan (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-8 filed by the Company on January 5, 2016)†
10.98
Willis Towers Watson Non-Qualified Deferred Savings Plan for U.S. Employees (as amended and restated effective January 1, 2017) (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by the Company on November 7, 2016)†

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges*
21.1	List of subsidiaries*
23.1	Consent of Deloitte LLP*
31.1	Certification Pursuant to Rule 13a-14(a)*
31.2	Certification Pursuant to Rule 13a-14(a)*
32.1	Certification Pursuant to 18 USC. Section 1350*
32.2	Certification Pursuant to 18 USC. Section 1350*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
_________________________________

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.
All exhibits that are incorporated by reference herein to a filing with the SEC made more than five years ago are filed under:  SEC File No.  001-16503, for any filings that were made by Willis Group Holdings or the Company; SEC File No. 001-34594, for any filings that were made by Towers Watson; and SEC File No. 001-16159, for any filings that were made by Watson Wyatt Worldwide.
ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIS TOWERS WATSON PLC (REGISTRANT)

By:	/s/ John J. Haley
John J. Haley
Chief Executive Officer
Date: March 1, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ John J. Haley	/s/ Roger Millay
John J. Haley Chief Executive Officer and Director (Principal Executive Officer)	Roger Millay Chief Financial Officer

/s/ Susan D. Davies
Susan D. Davies Controller and Principal Accounting Officer

/s/ Anna C. Catalano	/s/ Victor F. Ganzi
Anna C. Catalano Director	Victor F. Ganzi Director

/s/ Wendy E. Lane	/s/ James F. McCann
Wendy E. Lane Director	James F. McCann Director

/s/ Brendan R. O’Neill	/s/ Jaymin B. Patel
Brendan R. O’Neill Director	Jaymin B. Patel Director

/s/ Linda D. Rabbitt	/s/ Paul Thomas
Linda D. Rabbitt Director	Paul Thomas Director

/s/ Jeffrey W. Ubben	/s/ Wilhelm Zeller
Jeffrey W. Ubben Director	Wilhelm Zeller Director