Form 10-Q
period 2017-03-31
WILLIS TOWERS WATSON PLC
filed 2017-05-09
CIK 1140536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☑      No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes  ☑      No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of ‘large accelerated filer’, ‘accelerated filer’, ‘smaller reporting company’, and ‘emerging growth company’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐      No  ☑
As of May 2, 2017, there were outstanding 135,192,486 ordinary shares, nominal value $0.000304635 per share, of the registrant.

WILLIS TOWERS WATSON
INDEX TO FORM 10-Q
For the Three Months Ended March 31, 2017

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

Disclaimer Regarding Forward-looking Statements
We have included in this document ‘forward-looking statements’ within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, that address activities, events or developments that we expect or anticipate may occur in the future, including such things as our outlook, future capital expenditures, future share repurchases, growth in commissions and fees, business strategies and planned acquisitions, competitive strengths, goals, the benefits of new initiatives, growth of our business and operations, plans and references to future successes, and the benefits of the Merger, including our future financial and operating results, plans, objectives, expectations and intentions are forward-looking statements. Also, when we use words such as ‘may,’ ‘will,’ ‘would,’ ‘anticipate,’ ‘believe,’ ‘estimate,’ ‘expect,’ ‘intend,’ ‘plan,’ ‘probably,’ or similar expressions, we are making forward-looking statements. Such statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. All forward-looking disclosure is speculative by its nature.
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

•	the risk of material adverse outcomes on existing litigation or investigation matters;

•	the diversion of time and attention of our management team while the Merger and other acquisitions are being integrated;

•	doing business internationally, including the impact of exchange rates;

•
the potential impact of the United Kingdom’s (‘U.K.’) government triggering Article 50 of the Treaty of Lisbon, giving formal notice of the U.K.’s intention to withdraw from membership in the European Union (‘E.U.’), referred to as Brexit;

•
the federal income tax consequences of the Merger and the enactment of additional, or the revision of existing, state, federal, and/or foreign regulatory and tax laws and regulations, including changes in tax rates;

•
our capital structure, including indebtedness amounts, the limitations imposed by the covenants in the documents governing such indebtedness and the maintenance of the financial and disclosure controls and procedures of each;

•	our ability to obtain financing on favorable terms or at all;

•	adverse changes in our credit ratings;

•	the possibility that the anticipated benefits from the Merger cannot be fully realized or may take longer to realize than expected;

•	our ability to retain and hire key personnel;

•	a decline in the defined benefit pension plan market;

•	various claims, government inquiries or investigations or the potential for regulatory action;

•	failure to protect client data or breaches of information systems;

•	reputational damage;

•	disasters or business continuity problems;

•	clients choosing to reduce or terminate the services provided by us;

•	fluctuation in revenues against our relatively fixed expenses;

•	technological change;

•	the inability to protect intellectual property rights, or the potential infringement upon the intellectual property rights of others;

•	fluctuations in our pension liabilities;

•	loss of, failure to maintain, or dependence on certain relationships with insurance carriers;

•	changes and developments in the United States healthcare system;

•	reliance on third-party services;

•	our holding company structure could prevent us from being able to receive dividends or other distributions in needed amounts from our subsidiaries; and

•	changes in accounting estimates and assumptions.
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
Our forward-looking statements speak only as of the date made, and we will not update these forward-looking statements unless the securities laws require us to do so. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this document may not occur, and we caution you against relying on these forward-looking statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
WILLIS TOWERS WATSON
Condensed Consolidated Statements of Comprehensive Income
(In millions of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues
Commissions and fees	$2,303	$2,219
Interest and other income	16	15
Total revenues	2,319	2,234
Costs of providing services
Salaries and benefits	1,191	1,196
Other operating expenses	401	431
Depreciation	46	43
Amortization	151	161
Restructuring costs	27	25
Integration expenses	40	52
Total costs of providing services	1,856	1,908
Income from operations	463	326
Interest expense	46	46
Other expense, net	20	18
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	397	262
Provision for income taxes	46	18
INCOME FROM OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	351	244
Interest in earnings of associates, net of tax	1	1
NET INCOME	352	245
Income attributable to noncontrolling interests	(8)	(7)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$344	$238

EARNINGS PER SHARE
Basic earnings per share	$2.51	$1.76
Diluted earnings per share	$2.50	$1.75

Cash dividends declared per share	$0.53	$0.48

Comprehensive income before noncontrolling interests	$331	$231
Comprehensive income attributable to noncontrolling interests	(11)	(9)
Comprehensive income attributable to Willis Towers Watson	$320	$222
See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON
Condensed Consolidated Balance Sheets
(In millions of U.S. dollars, except share data)
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$901	$870
Fiduciary assets	12,266	10,505
Accounts receivable, net	2,307	2,080
Prepaid and other current assets	321	337
Total current assets	15,795	13,792
Fixed assets, net	863	839
Goodwill	10,442	10,413
Other intangible assets, net	4,245	4,368
Pension benefits assets	536	488
Other non-current assets	351	353
Total non-current assets	16,437	16,461
TOTAL ASSETS	$32,232	$30,253
LIABILITIES AND EQUITY
Fiduciary liabilities	$12,266	$10,505
Deferred revenue and accrued expenses	1,203	1,481
Short-term debt and current portion of long-term debt	120	508
Other current liabilities	996	876
Total current liabilities	14,585	13,370
Long-term debt	3,975	3,357
Liability for pension benefits	1,286	1,321
Deferred tax liabilities	799	864
Provision for liabilities	618	575
Other non-current liabilities	512	532
Total non-current liabilities	7,190	6,649
TOTAL LIABILITIES	21,775	20,019
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTEREST	53	51
EQUITY (i)
Additional paid-in capital	10,628	10,596
Retained earnings	1,561	1,452
Accumulated other comprehensive loss, net of tax	(1,908)	(1,884)
Treasury shares, at cost, 17,519 shares in 2017 and 795,816 shares in 2016, and 40,000 shares, €1 nominal value, in 2017 and 2016	(3)	(99)
Total Willis Towers Watson shareholders’ equity	10,278	10,065
Noncontrolling interests	126	118
Total equity	10,404	10,183
TOTAL LIABILITIES AND EQUITY	$32,232	$30,253

i.
Equity includes (a) Ordinary shares $0.000304635 nominal value; Authorized 1,510,003,775; Issued 135,432,801 (2017) and 137,075,068 (2016); Outstanding 135,432,801 (2017) and 136,296,771 (2016); (b) Ordinary shares, €1 nominal value; Authorized and Issued 40,000 shares in 2017 and 2016; and (c) Preference shares, $0.000115 nominal value; Authorized 1,000,000,000 and Issued none in 2017 and 2016.

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON
Condensed Consolidated Statements of Cash Flows
(In millions of U.S. dollars)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$352	$245
Adjustments to reconcile net income to total net cash from operating activities:
Depreciation	52	43
Amortization	151	161
Net periodic benefit of defined benefit pension plans	(31)	(23)
Provision for doubtful receivables from clients	9	13
Benefit from deferred income taxes	(74)	(70)
Share-based compensation	14	35
Non-cash foreign exchange (gain)/loss	(11)	5
Other, net	9	—
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable	(253)	(161)
Fiduciary assets	(1,657)	(1,379)
Fiduciary liabilities	1,657	1,379
Other assets	(62)	(118)
Other liabilities	(109)	(80)
Movement on provisions	48	69
Net cash from operating activities	95	119
CASH FLOWS (USED IN)/FROM INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	(62)	(48)
Capitalized software costs	(15)	(18)
Acquisitions of operations, net of cash acquired	(12)	469
Other, net	7	14
Net cash (used in)/from investing activities	(82)	417
CASH FLOWS FROM/(USED IN) FINANCING ACTIVITIES
Net borrowings/(payments) on revolving credit facility	826	(338)
Senior notes issued	—	997
Proceeds from issue of other debt	32	400
Debt issuance costs	(3)	—
Repayments of debt	(636)	(1,181)
Repurchase of shares	(156)	—
Proceeds from issuance of shares	20	11
Cash paid for employee taxes on withholding shares	(3)	(1)
Dividends paid	(65)	—
Acquisitions of and dividends paid to noncontrolling interests	(1)	(4)
Net cash from/(used in) financing activities	14	(116)
INCREASE IN CASH AND CASH EQUIVALENTS	27	420
Effect of exchange rate changes on cash and cash equivalents	4	2
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	870	532
CASH AND CASH EQUIVALENTS, END OF PERIOD	$901	$954

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON
Condensed Consolidated Statements of Changes in Equity
(In millions of U.S. Dollars and number of shares in thousands)
(Unaudited)

	Shares outstanding (i)	Ordinary shares and APIC (ii)	Retained earnings	Treasury shares	AOCL (iii)	Total WTW shareholders’ equity	Noncontrolling interests	Total equity	Redeemable Noncontrolling interest (iv)	Total
Balance as of December 31, 2015	68,625	$1,672	$1,597	$(3)	$(1,037)	$2,229	$131	$2,360	$53
Net income	—	—	238	—	—	238	6	244	1	$245
Dividends	—	—	(64)	—	—	(64)	—	(64)	(3)
Other comprehensive income/(loss)	—	—	—	—	(16)	(16)	—	(16)	2	$(14)
Issue of shares under employee stock compensation plans and related tax benefits	273	10	—	—	—	10	—	10	—
Issue of shares for acquisitions	69,500	8,686	—	—	—	8,686	—	8,686
Replacement share-based compensation awards issued on acquisition	—	37	—	—	—	37	—	37	—
Share-based compensation	—	35	—	—	—	35	—	35	—
Additional noncontrolling interests	—	(1)	—	—	—	(1)	16	15	—
Foreign currency translation	—	(3)	—	—	—	(3)	—	(3)
Balance as of March 31, 2016	138,398	$10,436	$1,771	$(3)	$(1,053)	$11,151	$153	$11,304	$53

Balance as of December 31, 2016	136,297	$10,596	$1,452	$(99)	$(1,884)	$10,065	$118	$10,183	$51
Adoption of ASU 2016-16 (See Note 2)	—	—	(3)	—	—	(3)	—	(3)	—
Shares repurchased	(1,237)	—	(156)	—	—	(156)	—	(156)	—
Shares canceled	—	—	—	96	—	96	—	96	—
Net income	—	—	344	—	—	344	8	352	—	$352
Dividends	—	—	(76)	—	—	(76)	(1)	(77)	—
Other comprehensive income/(loss)	—	—	—	—	(24)	(24)	1	(23)	2	$(21)
Issue of shares under employee stock compensation plans	373	20	—	—	—	20	—	20	—
Share-based compensation	—	14	—	—	—	14	—	14	—
Foreign currency translation	—	(2)	—	—	—	(2)	—	(2)	—
Balance as of March 31, 2017	135,433	$10,628	$1,561	$(3)	$(1,908)	$10,278	$126	$10,404	$53
_____________________________________________

i.
The nominal value of the ordinary shares and the number of ordinary shares issued in the balance as of December 31, 2015 have been retroactively adjusted to reflect the reverse stock split on January 4, 2016. See Note 3 — Merger for further details.

ii.	Additional paid-in capital (‘APIC’).

iii.	Accumulated other comprehensive loss, net of tax (‘AOCL’).

iv.	The noncontrolling interest is related to Max Matthiessen Holding AB.

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON
Notes to the Condensed Consolidated Financial Statements
(Tabular amounts in millions of U.S. Dollars, except per share data)
(Unaudited)
Note 1 — Nature of Operations
Willis Towers Watson plc was formed upon completion of the Merger on January 4, 2016, between Willis and Towers Watson. See Note 3 — Merger for additional information pertaining to this transaction.
Willis Towers Watson is a leading global advisory, broking and solutions company that helps clients around the world turn risk into a path for growth. The Company has more than 41,000 employees and services clients in more than 140 countries and territories. We design and deliver solutions that manage risk, optimize benefits, cultivate talent, and expand the power of capital to protect and strengthen institutions and individuals.
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
Note 2 — Basis of Presentation and Recent Accounting Pronouncements
Basis of Presentation
The accompanying unaudited quarterly condensed consolidated financial statements of Willis Towers Watson and our subsidiaries are presented in accordance with the rules and regulations of the Securities and Exchange Commission (‘SEC’) for quarterly reports on Form 10-Q and therefore do not include all of the information and footnotes required by U.S. generally accepted accounting principles (‘GAAP’). We have reclassified certain prior period amounts to conform to current period presentation due to the adoption of certain updated accounting standards (see below for further discussion). In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial statements and results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements should be read together with the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2017, and may be accessed via EDGAR on the SEC’s web site at www.sec.gov.
The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that can be expected for the entire year. The results reflect certain estimates and assumptions made by management, including those estimates used in calculating acquisition consideration and fair value of tangible and intangible assets and liabilities, professional liability claims, estimated bonuses, valuation of billed and unbilled receivables, and anticipated tax liabilities that affect the amounts reported in the condensed consolidated financial statements and related notes.

Recent Accounting Pronouncements
Not yet adopted
In May 2014, the Financial Accounting Standards Board (‘FASB’) issued Accounting Standard Update (‘ASU’) No. 2014-09, Revenue From Contracts With Customers. The new standard supersedes most current revenue recognition guidance and eliminates industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. Additional ASUs have since been issued which provide additional guidance, examples and technical corrections for the implementation of ASU No. 2014-09. The guidance is effective for the Company at the beginning of its 2018 fiscal year, with early adoption permitted.
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

•
We expect our accounting for deferred costs will change. First, for those portions of the business that currently defer costs (related to system implementation activities), the length of time over which we amortize those costs is expected to extend to a longer estimated contract term. Currently these costs are amortized over a typical period of 3-5 years in accordance with the initial stated terms of the customer agreement. Second, we believe there may be other types of arrangements with associated costs that do not meet the rules for cost deferral under current U.S. GAAP but do meet the rules under the new standard. We are still evaluating the types of arrangements that might now have cost deferral impacts including broking arrangements and certain consulting arrangements.

The Company continues to update its assessment of the impacts of the accounting standard, and related updates, to its condensed consolidated financial statements, and will note material impacts when known.
In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The ASU becomes effective for the Company at the beginning of its 2019 fiscal year and early adoption is permitted. In transition, the Company is required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients. While the Company continues to assess the impact of the ASU to its condensed consolidated financial statements, the majority of its leases are currently considered operating leases and will be capitalized as a lease asset on its balance sheet with a related lease liability for the obligated lease payments.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which amends guidance on presentation and classification of eight specific cash flow issues with the objective of reducing diversity in practice. The ASU becomes effective for the Company on January 1, 2018. Early adoption is permitted and any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is still assessing the impact of this ASU, but we believe the impact on our financial statements will be immaterial as we are currently largely in compliance with its requirements.
In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, current U.S. GAAP requires the performance of procedures to determine the fair value at the impairment testing date of assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, the amendments under this ASU require the goodwill impairment test to be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU becomes effective for the Company on January 1, 2020. The amendments in this ASU should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect an immediate impact to its condensed consolidated financial statements upon adopting this ASU since the most recent Step 1 goodwill impairment test resulted in fair values in excess of carrying values for all reporting units at October 1, 2016.
In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires entities to (1) disaggregate the current service-cost component from the other components of net benefit cost (the ‘other components’) and present it in the income statement with other current compensation costs for related employees and (2) present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented. In addition, the ASU requires entities to disclose the income statement lines that contain the other components if they are not presented or included in appropriately described separate lines. The ASU becomes effective for the Company on January 1, 2018, and should be applied retrospectively. Early adoption is permitted as of the beginning of a financial year. The Company is currently assessing the impact that this standard will have on its condensed consolidated financial statements.
Adopted
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU became effective for the Company on January 1, 2017. In accordance with the prospective adoption of the recognition of excess tax benefits and deficiencies in the condensed consolidated statements of comprehensive income, we recognized a $1 million tax benefit in provision for income taxes during the three months ended March 31, 2017. In addition, we elected to prospectively adopt the amendment to present excess tax benefits on share-based compensation as an operating activity, resulting in the recognition of a $1 million excess tax benefit as an operating activity in the condensed consolidated statement of cash flows for the three months ended March 31, 2017. We elected to continue to estimate expected forfeitures. We also retrospectively adopted the amendment to present cash payments to tax authorities in connection with shares withheld to meet statutory tax withholding requirements as a financing activity. As a result, this $1 million use of cash was reclassified from net cash from operating activities to net cash used in financing activities in the condensed consolidated statement of cash flows for the three months ended March 31, 2016.
In October 2016, the FASB issued ASU No. 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory, which amends guidance regarding the recognition of current and deferred income taxes for intra-entity asset transfers. Current U.S. GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The ASU states that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this ASU should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company elected to early adopt this standard on January 1, 2017, and recorded a cumulative reduction to retained earnings of $3 million.
Note 3 — Merger
On January 4, 2016, pursuant to the Agreement and Plan of Merger, dated June 29, 2015, as amended on November 19, 2015, between Willis, Towers Watson, and Citadel Merger Sub, Inc., a wholly-owned subsidiary of Willis formed for the purpose of facilitating this transaction (‘Merger Sub’), Merger Sub merged with and into Towers Watson, with Towers Watson continuing as the surviving corporation and as a wholly-owned subsidiary of Willis.
At the effective time of the Merger (the ‘Effective Time’), each issued and outstanding share of Towers Watson common stock (the ‘Towers Watson shares’), was converted into the right to receive 2.6490 validly issued, fully paid and nonassessable ordinary shares of Willis (the ‘Willis ordinary shares’), $0.000115 nominal value per share, other than any Towers Watson shares owned by Towers Watson, Willis or Merger Sub at the Effective Time and the Towers Watson shares held by stockholders who are entitled to, and who properly exercised, dissenter’s rights under Delaware law.
Immediately following the Merger, Willis effected (i) a consolidation (i.e., a reverse stock split under Irish law) of Willis ordinary shares whereby every 2.6490 Willis ordinary shares were consolidated into one Willis ordinary share ($0.000304635 nominal value per share) and (ii) an amendment to its Constitution and other organizational documents to change its name from Willis Group Holdings Public Limited Company to Willis Towers Watson Public Limited Company.
On December 29, 2015, the third business day immediately prior to the closing date of the Merger, Towers Watson declared and paid a pre-merger special dividend of $10.00 per share of its common stock, and approximately $694 million in the aggregate based on approximately 69 million Towers Watson shares issued and outstanding at December 29, 2015.
On December 30, 2015, all Towers Watson treasury stock was canceled.

The Merger was accounted for using the acquisition method of accounting with Willis considered the accounting acquirer of Towers Watson.
The table below presents the final calculation of aggregate Merger consideration.

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

January 4, 2016
Cash and cash equivalents	$476
Accounts receivable, net	825
Other current assets	82
Fixed assets, net	204
Goodwill	6,783
Intangible assets	3,991
Pension benefits assets	67
Other non-current assets	115
Deferred tax liabilities	(1,151)
Liability for pension benefits	(923)
Other current liabilities (i)	(667)
Other non-current liabilities (ii)	(331)
Long-term debt, including current portion (iii)	(740)
Net assets acquired	$8,731
Noncontrolling interests acquired	(8)
Allocated aggregate Merger consideration	$8,723
____________________

i.	Includes $348 million in accounts payable, accrued liabilities and deferred revenue, $308 million in employee-related liabilities and $11 million in other current liabilities.

ii.	Includes acquired contingent liabilities of $242 million. See Note 12 - Commitments and Contingencies for a discussion of our material acquired contingencies related to Legacy Towers Watson.

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

The purchase price allocation as of the date of acquisition was based on a valuation of the assets acquired and liabilities assumed in the acquisition. The purchase price allocation was complete as of December 31, 2016.
Goodwill is calculated as the difference between aggregate Merger consideration and the acquisition date fair value of the net assets acquired, and represents the value of the Legacy Towers Watson assembled workforce and the future economic benefits that we expect to realize as a result of the Merger. None of the goodwill recognized on the transaction is tax deductible.

The acquired intangible assets are attributable to the following categories:

	Amortization basis	Fair Value	Expected life (years)
Customer relationships	In line with underlying cash flows	$2,221	15.0
Software - income approach	In line with underlying cash flows or straight-line basis	567	6.4
Software - cost approach	Straight-line basis	108	4.9
Product	In line with underlying cash flows	42	17.5
IPR&D (i)	n/a	39	n/a
Trade name	Straight-line basis	1,003	25.0
Favorable lease agreements	Straight-line basis	11	6.5
		$3,991
____________________

i.
Represents software not yet placed into service as of the acquisition date. Once placed into service, each in-process research and development (‘IPR&D’) software component will be reclassified into finite-lived software intangible assets and amortized in line with underlying cash flows or on a straight-line basis. These assets were placed into service during the three months ended March 31, 2017.

Acquired Share-Based Compensation Plans
In connection with the Merger, we assumed certain stock options and restricted stock units (‘RSUs’) issued under the Towers Watson & Co. 2009 Long Term Incentive Plan (‘LTIP’), the Liazon Corporation 2011 Equity Incentive Plan, and the Extend Health, Inc. 2007 Equity Incentive Plan.
Stock Options. The outstanding unvested employee stock options were converted into 592,486 Willis Towers Watson stock options using the conversion ratios stated in the Merger agreement for the number of options. The fair value of the stock options was calculated using the Black-Scholes model with a volatility and risk-free interest rate over the expected term of each group of options and Willis Towers Watson’s closing share price on the date of acquisition. We determined the fair value of the portion of the outstanding options related to pre-acquisition employee service using the straight-line expense methodology from the date of grant to the acquisition date to be $7 million, which was added to the transaction consideration. The fair value of the remaining portion of options related to the post-acquisition employee services was $13 million, and will be recognized over the future vesting periods.
Restricted Stock Units. The outstanding unvested RSUs were converted into 597,307 Willis Towers Watson RSUs using the conversion ratios as stated in the Merger agreement. The fair value of these RSUs was calculated using Willis Towers Watson’s closing share price on the date of acquisition. We determined the fair value of the portion of the outstanding RSUs related to pre-acquisition employee service using the straight-line expense methodology from the date of grant to the acquisition date to be $30 million, which was added to the transaction consideration. The fair value of the remaining portion of RSUs related to the post-acquisition employee services was $32 million, and will be recognized over the future vesting periods.
Note 4 — Segment Information
Willis Towers Watson has four reportable operating segments or business areas:

•	Human Capital and Benefits (‘HCB’)

•	Corporate Risk and Broking (‘CRB’)

•	Investment, Risk and Reinsurance (‘IRR’)

•	Exchange Solutions (‘ES’)
Willis Towers Watson’s chief operating decision maker is its chief executive officer. We determined that the operational data used by the chief operating decision maker is at the segment level. Management bases strategic goals and decisions on these segments and the data presented below is used to assess the adequacy of strategic decisions, the method of achieving these strategies and related financial results.
The Company experiences seasonal fluctuations of its commissions and fees revenue. Revenue is typically higher during the Company’s first and fourth quarters due to timing of broking-related activities.

Beginning in 2017, we made certain changes that affect our segment results. These changes, which are detailed in the Form 8-K filed with the SEC on April 7, 2017, include the following:

•
First, to better align our business within our segments, we moved Max Matthiessen, which specializes in pension investment advice, to Investment, Risk and Reinsurance from Human Capital and Benefits; and moved Fine Art, Jewellery and Specie, which is a specialty broker, to Corporate Risk and Broking from Investment, Risk and Reinsurance.

•
Second, we recast operating income to better reflect the new segment reporting basis. As part of the further integration of our Willis Towers Watson businesses, we updated our corporate expense allocations to standardize our methodologies and allocate those expenses which are directly related to the business segment operations. Additionally, we revised the presentation of certain adjustments which arose from the purchase accounting for the Merger. Due to the long-term nature of these adjustments, which impact fixed asset and internally-developed software, we aligned the presentation within the respective segments and consolidated operating income, thereby eliminating a reconciling adjustment.

The prior period comparatives reflected in the tables below have been retrospectively adjusted to reflect our current segment presentation.
The following table presents segment commissions and fees, segment interest and other income, segment revenues, and segment operating income for our reportable segments for the three months ended March 31, 2017 and 2016, respectively.

	Three months ended March 31,
	HCB		CRB		IRR		ES		Total
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Segment commissions and fees	$951	$926	$650	$641	$502	$498	$179	$163	$2,282	$2,228
Segment interest and other income	4	4	5	6	5	4	—	—	14	14
Segment revenues	$955	$930	$655	$647	$507	$502	$179	$163	$2,296	$2,242

Segment operating income	$349	$313	$122	$110	$222	$199	$38	$43	$731	$665

The following table presents a reconciliation of the information reported by segment to the Company’s consolidated amounts reported for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31,
	2017	2016
Revenues:
Total segment revenue	$2,296	$2,242
Fair value adjustment for deferred revenue	—	(32)
Reimbursable expenses and other	23	24
Total revenues	$2,319	$2,234

Total segment operating income	$731	$665
Fair value adjustment for deferred revenue	—	(32)
Amortization	(151)	(161)
Restructuring costs	(27)	(25)
Merger-related integration expenses	(40)	(52)
Provision for the Stanford litigation	—	(50)
Unallocated, net (i)	(50)	(19)
Income from operations	463	326
Interest expense	46	46
Other expense, net	20	18
Income from operations before income taxes and interest in earnings of associates	$397	$262
________________________

i.
Includes certain costs, primarily related to corporate functions which are not directly related to the segments, and certain differences between budgeted expenses determined at the beginning of the year and actual expenses that we report for U.S. GAAP purposes.

The Company does not currently provide asset information by reportable segment as it does not routinely evaluate the total asset position by segment.
Note 5 — Restructuring Costs
The Company has two major elements of the restructuring costs included in the condensed consolidated financial statements, which are the Operational Improvement Program, continuing through 2017, and the Business Merger Restructure Program, which was fully accrued by the end of 2016.
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
The Company recognized restructuring costs of $27 million and $25 million in the three months ended March 31, 2017 and 2016, respectively, all of which were related to the Operational Improvement Program. The Company expects to incur $130 million of restructuring costs during fiscal year 2017, bringing the cumulative restructuring charges to approximately $440 million.

An analysis of the total cumulative restructuring costs recognized for the Operational Improvement Program from commencement to March 31, 2017 by segment is as follows:

	HCB	CRB	IRR	ES	Corporate	Total
2014
Termination benefits	$—	$15	$1	$—	$—	$16
Professional services and other(i)	—	3	—	—	17	20
2015
Termination benefits	2	24	7	—	3	36
Professional services and other(i)	1	57	2	—	30	90
2016
Termination benefits	1	18	3	—	1	23
Professional services and other(i)	1	81	4	—	36	122
2017
Termination benefits	—	4	2	—	—	6
Professional services and other(i)	1	15	1	—	4	21
Total
Termination benefits	3	61	13	—	4	81
Professional services and other(i)	3	156	7	—	87	253
Total	$6	$217	$20	$—	$91	$334
____________________

i.	Other includes salary and benefits, premises, and other expenses incurred to support the ongoing management and facilitation of the programs.
At March 31, 2017, the Company’s liability under the Operational Improvement Program was as follows:

	Termination Benefits	Professional Services and Other	Total
Balance at January 1, 2014	$—	$—	$—
Charges incurred	16	20	36
Cash payments	(11)	(14)	(25)
Balance at December 31, 2014	5	6	11
Charges incurred	36	90	126
Cash payments	(26)	(85)	(111)
Balance at December 31, 2015	15	11	26
Charges incurred	23	122	145
Cash payments	(31)	(115)	(146)
Balance at December 31, 2016	7	18	25
Charges incurred	6	21	27
Cash payments	(4)	(33)	(37)
Balance at March 31, 2017	$9	$6	$15
Business Restructure Program - In the second quarter of 2016, we began planning targeted staffing reductions in certain portions of the business due to a reduction in business demand or change in business focus (hereinafter referred to as the Business Restructure Program). The main element of the program included workforce reductions, and was completed in 2016. The Company recognized no restructuring costs for the three months ended March 31, 2017 and 2016 related to the Business Restructure Program.

At March 31, 2017, the Company’s liability under the Business Restructure Program was as follows:

	Termination Benefits	Professional Services and Other	Total
Balance at January 1, 2016	$—	$—	$—
Charges incurred	45	3	48
Cash payments	(19)	(3)	(22)
Balance at December 31, 2016	26	—	26
Cash payments	(18)	—	(18)
Balance at March 31, 2017	$8	$—	$8
Note 6 — Income Taxes
Provision for income taxes for the three months ended March 31, 2017 was $46 million, compared to $18 million for the three months ended March 31, 2016. The effective tax rate was 11.6% for the three months ended March 31, 2017 and 6.9% for the three months ended March 31, 2016. Our effective tax rate is low as compared to the U.S. statutory rate of 35%. This is primarily due to our global mix of income which creates deductions in jurisdictions with high statutory income tax rates. The effective tax rate for the three months ended March 31, 2017 was higher than the rate for the three months ended March 31, 2016 primarily due to the U.S. tax expense resulting from an internal reorganization of certain legacy Towers Watson businesses.
Historically, we have not provided deferred taxes on cumulative earnings of our subsidiaries that have been reinvested indefinitely.  As a result of our plan to restructure or distribute accumulated earnings of certain acquired Towers Watson foreign operations, we continue to accrue deferred taxes on current year earnings of those subsidiaries. However, we assert that the historical cumulative earnings of our other subsidiaries are reinvested indefinitely, and therefore do not provide deferred tax liabilities on these amounts.
The Company records valuation allowances against net deferred tax assets based on whether it is more likely than not that the deferred tax assets will be realized.
We have liabilities for uncertain tax positions under Accounting Standards Codification (‘ASC’) 740, Income Taxes of $54 million, excluding interest and penalties. The Company believes the outcomes that are reasonably possible within the next 12 months may result in a reduction in the liability for uncertain tax positions in the range of approximately $1 million to $4 million, excluding interest and penalties.
Note 7 — Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of businesses acquired over the fair market value of identifiable net assets at the dates of acquisition. Goodwill is not amortized but is subject to impairment testing annually and whenever facts or circumstances indicate that the carrying amounts may not be recoverable. Goodwill is allocated to our reporting units primarily based on the original purchase price allocation for acquisitions within the reporting units, or relative fair value when an acquisition covers multiple reporting units. When a business entity is sold, goodwill is allocated to the disposed entity based on the relative fair value of that entity compared with the fair value of the reporting unit in which it was included.

The components of goodwill are outlined below for the three months ended March 31, 2017:

	HCB	CRB	IRR	ES	Total
Balance at December 31, 2016:
Goodwill, gross	$4,412	$2,178	$1,758	$2,557	$10,905
Accumulated impairment losses	(130)	(362)	—	—	(492)
Goodwill, net - December 31, 2016	4,282	1,816	1,758	2,557	10,413
Goodwill reassigned in segment realignment(i)	(113)	13	100	—	—
Goodwill acquired during the period	—	8	—	—	8
Foreign exchange	9	9	3	—	21
Balance at March 31, 2017:
Goodwill, gross	4,308	2,208	1,861	2,557	10,934
Accumulated impairment losses	(130)	(362)	—	—	(492)
Goodwill, net - March 31, 2017	$4,178	$1,846	$1,861	$2,557	$10,442
____________________

i.
Represents the preliminary reallocation of goodwill related to certain businesses which were realigned among the segments as of January 1, 2017. See Note 4 — Segment Information for further information.

Other Intangible Assets
The following table reflects changes in the net carrying amounts of the components of finite-lived intangible assets for the three months ended March 31, 2017:

	Balance as of December 31, 2016	Intangible assets acquired	Intangible assets disposed	Amortization (ii)	Foreign Exchange	Balance as of March 31, 2017
Client relationships	$2,655	$11	$—	$(98)	$13	$2,581
Management contracts	54	—	—	(1)	1	54
Software (i)	570	36	—	(39)	1	568
Trademark and trade name	1,006	—	—	(12)	2	996
Product	33	—	—	(1)	—	32
Favorable agreements	11	—	—	—	—	11
Other	3	—	—	—	—	3
Total amortizable intangible assets	$4,332	$47	$—	$(151)	$17	$4,245

i.
All in-process research and development intangible assets acquired as part of the Merger on January 4, 2016 of $39 million ($36 million at March 31, 2017) have been placed in service during the three months ended March 31, 2017 and have been included as intangible assets acquired in this presentation.

ii.	Amortization associated with favorable lease agreements is recorded in Other operating expenses in the condensed consolidated statements of comprehensive income.
We record amortization related to our finite-lived intangible assets. Exclusive of the amortization of our favorable lease agreements, for the three months ended March 31, 2017 and 2016, we recorded amortization of $151 million and $161 million, respectively.
Our acquired unfavorable lease liabilities were $29 million as of both March 31, 2017 and December 31, 2016 and are recorded in other non-current liabilities in the condensed consolidated balance sheet.

The following table reflects the carrying value of finite-lived intangible assets and liabilities as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Client relationships	$3,413	$(832)	$3,396	$(741)
Management contracts	63	(9)	62	(8)
Software	742	(174)	711	(141)
Trademark and trade name	1,052	(56)	1,051	(45)
Product	36	(4)	36	(3)
Favorable agreements	13	(2)	13	(2)
Other	6	(3)	6	(3)
Total finite-lived assets	$5,325	$(1,080)	$5,275	$(943)

Unfavorable agreements	$35	$(6)	$34	$(5)
Total finite-lived intangible liabilities	$35	$(6)	$34	$(5)
The weighted average remaining life of amortizable intangible assets and liabilities at March 31, 2017 was 14.7 years.
The table below reflects the future estimated amortization expense for amortizable intangible assets and the rent offset resulting from amortization of the net lease intangible assets and liabilities for the remainder of 2017 and for subsequent years:

	Amortization	Rent offset
Remainder of 2017	$424	$(3)
2018	524	(3)
2019	468	(2)
2020	416	(2)
2021	342	(2)
Thereafter	2,060	(6)
Total	$4,234	$(18)
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
During 2015, in order to manage interest rate risk arising from these financial assets, the Company entered into interest rate swaps to receive a fixed rate of interest and pay a variable rate of interest. These derivatives were designated as hedging instruments at March 31, 2017 and December 31, 2016 and had total notional amounts of $300 million at both dates presented and net fair value liabilities of $1 million and nil, respectively.
Foreign Currency Risk
Certain non-U.S. subsidiaries receive revenues and incur expenses in currencies other than their functional currency and as a result, the foreign subsidiary’s functional currency revenues will fluctuate as the currency rates change. Additionally, the forecast Pounds sterling expenses of our London brokerage market operations may exceed their Pounds sterling revenues, and they may also hold a significant net Pounds sterling asset or liability position in the consolidated balance sheet. To reduce such variability, we use foreign exchange forward contracts to hedge against this currency risk.
These derivatives were designated as hedging instruments and as of March 31, 2017 and December 31, 2016 had total notional amounts of $787 million and $945 million, respectively, and net fair value liabilities of $85 million and $110 million, respectively.
At March 31, 2017, the Company estimates, based on current interest and exchange rates, there will be $57 million of net derivative losses on forward exchange rates, interest rate swaps, and treasury locks reclassified from accumulated other comprehensive income/(loss) into earnings within the next twelve months as the forecast transactions affect earnings. At March 31, 2017, our longest outstanding maturity was 2.2 years.
The effects of the material derivative instruments that are designated as hedging instruments on the condensed consolidated statements of comprehensive income for the three months ended March 31, 2017 and 2016 are as follows:

Three Months Ended March 31,	Gain /(loss) recognized in OCI (effective portion)		Location of loss reclassified from Accumulated OCI into income (effective element)	Loss reclassified from Accumulated OCI into income (effective element)		Location of gain recognized in income (ineffective portion and amount excluded from effectiveness testing)	Gain recognized in income (ineffective portion and amount excluded from effectiveness testing)
	2017	2016		2017	2016		2017	2016
Forward exchange contracts	$3	$(28)	Other income (expense), net	$(23)	$(4)	Interest expense	$1	$—
We also enter into foreign currency transactions, primarily to hedge certain intercompany loans. These derivatives are not generally designated as hedging instruments and at March 31, 2017 and December 31, 2016, we had notional amounts of $461 million and $630 million, respectively, and had nil and a net fair value liability of $8 million, respectively. The effects of derivatives that have not been designated as hedging instruments on the condensed consolidated statements of comprehensive income was a gain of $8 million and a loss of $10 million for the three months ended March 31, 2017 and 2016, respectively.
Note 9 — Debt
Short-term debt and current portion of long-term debt consists of the following:

	March 31, 2017	December 31, 2016
6.200% senior notes due 2017	$—	$394
Current portion of 7-year term loan facility (expiring 2018)	—	22
Current portion of term loan due 2019	85	85
Short term borrowing under bank overdraft arrangement	33	5
Other debt	2	2
	$120	$508

Long-term debt consists of the following:

	March 31, 2017	December 31, 2016
Revolving $1.25 billion credit facility	$1,064	$—
Revolving $800 million credit facility	—	238
7-year term loan facility (expiring 2018)	—	196
Term loan due 2019	148	169
7.000% senior notes due 2019	186	186
5.750% senior notes due 2021	496	496
3.500% senior notes due 2021	446	446
2.125% senior notes due 2022	573	565
4.625% senior notes due 2023	248	247
4.400% senior notes due 2026	543	543
6.125% senior notes due 2043	271	271
	$3,975	$3,357
Revolving credit facility
On March 7, 2017, the Company, together with its wholly-owned subsidiary, Trinity Acquisition plc (see Note 18 for further information), entered into a $1.25 billion amended and restated revolving credit facility (the ‘RCF’), that will mature on March 7, 2022. The RCF replaced the previous $800 million revolving credit facility. Amounts outstanding under the RCF shall bear interest at LIBOR plus a margin of 1.00% to 1.75%, or alternatively, the base rate plus a margin of 0.00% to 0.75%, based upon the Company’s guaranteed senior unsecured long-term debt rating.
Borrowings of $409 million and €45 million against the RCF were used to repay all outstanding borrowings against the previous $800 million credit facility and the 7-year term loan due July 23, 2018.
Additionally, on March 28, 2017, $407 million was used to repay the 6.200% senior notes due 2017, including accrued interest.
At March 31, 2017 and December 31, 2016, we were in compliance with all financial covenants.
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
Contingent consideration payable is classified as Level 3, and we estimate fair value based on the likelihood and timing of achieving the relevant milestones of each arrangement, applying a probability assessment to each of the potential outcomes, and discounting the probability-weighted payout. Typically, milestones are based on revenue or EBITDA growth for the acquired business.

The following tables present our assets and liabilities measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016:

		Fair Value Measurements on a Recurring Basis at March 31, 2017
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds / exchange traded funds	Prepaid and other current assets and other non-current assets	$38	$—	$—	$38
Derivatives:
Derivative financial instruments (i)	Prepaid and other current assets and other non-current assets	$—	$13	$—	$13
Liabilities:
Contingent Consideration:
Contingent Consideration (ii)	Other current liabilities and other non-current liabilities	$—	$—	$54	$54
Derivatives:
Derivative financial instruments (i)	Other current liabilities and other non-current liabilities	$—	$99	$—	$99

		Fair Value Measurements on a Recurring Basis at December 31, 2016
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds / exchange traded funds	Prepaid and other current assets and other non-current assets	$37	$—	$—	$37
Derivatives:
Derivative financial instruments (i)	Prepaid and other current assets and other non-current assets	$—	$15	$—	$15
Liabilities:
Contingent Consideration:
Contingent Consideration (ii)	Other current liabilities and other non-current liabilities	$—	$—	$55	$55
Derivatives:
Derivative financial instruments (i)	Other current liabilities and other non-current liabilities	$—	$133	$—	$133
_________________________

i.	See Note 8 — Derivative Financial Instruments for further information on our derivative investments.

ii.
Probability weightings are based on our knowledge of the past and planned performance of the acquired entity to which the contingent consideration applies. The weighted average discount rate used on our material contingent consideration calculations was 10.02% and 10.76% at March 31, 2017 and December 31, 2016, respectively. Using different probability weightings and discount rates could result in an increase or decrease of the contingent consideration payable.

The following table summarizes the change in fair value of the Level 3 liabilities:

Fair Value Measurements using significant unobservable inputs (Level 3)	March 31, 2017
Balance at December 31, 2016	$55
Obligations assumed	—
Payments	(2)
Realized and unrealized losses	—
Foreign exchange	1
Balance at March 31, 2017	$54
There were no significant transfers between Levels 1, 2 or 3 in the three months ended March 31, 2017 and 2016.

The following presents our liabilities not measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Current portion of long-term debt	$120	$120	$508	$513
Long-term debt	$3,975	$4,216	$3,357	$3,504
The carrying values of our revolving lines of credit and term loans approximate their fair values. The fair values above are not necessarily indicative of the amounts that the Company would realize upon disposition nor do they indicate the Company’s intent or ability to dispose of the financial instrument. The fair value of our respective senior notes are considered level 2 financial instruments as they are corroborated by observable market data.
Note 11 — Retirement Benefits
Defined Benefit Plans and Post-retirement Welfare Plan
Willis Towers Watson sponsors both qualified and non-qualified defined benefit pension plans and other post-retirement welfare plans (‘PRW’) plans throughout the world. The majority of our plan assets and obligations are in the United States and the United Kingdom. We have also included disclosures related to defined benefit plans in certain other countries, including Canada, France, Germany, Ireland and the Netherlands. Together, these disclosed funded and unfunded plans represented 99% of Willis Towers Watson’s pension and PRW obligations and are disclosed herein.
Components of Net Periodic Benefit Cost for Defined Benefit Pension and Post-retirement Welfare Plans
The following table sets forth the components of net periodic benefit cost for the Company’s defined benefit pension and PRW plans for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31,
	2017				2016
	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW
Service cost	$16	$8	$5	$—	$15	$6	$5	$—
Interest cost	35	22	4	1	34	28	6	1
Expected return on plan assets	(61)	(68)	(7)	—	(59)	(64)	(8)	—
Settlement	—	—	—	—	—	—	2	—
Amortization of net loss	3	13	—	—	3	11	—	—
Amortization of prior service (credit)	—	(5)	—	—	—	(5)	—	—
Net periodic benefit (income) /cost	$(7)	$(30)	$2	$1	$(7)	$(24)	$5	$1
Employer Contributions to Defined Benefit Pension Plans
The Company made no contributions to its U.S. plans for the three months ended March 31, 2017 and anticipates making $50 million in contributions over the remainder of the fiscal year. The Company made contributions of $12 million to its U.K. plans for the three months ended March 31, 2017 and anticipates making additional contributions of $48 million for the remainder of the fiscal year. The Company made contributions of $5 million to its other plans for the three months ended March 31, 2017 and anticipates making additional contributions of $9 million for the remainder of the fiscal year.
Defined Contribution Plans
The Company made contributions of $42 million and $36 million to its various defined contribution plans during the three months ended March 31, 2017 and 2016, respectively.
Note 12 — Commitments and Contingencies
Indemnification Agreements
Willis Towers Watson has various agreements which provide that it may be obligated to indemnify the other party to the agreement with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business and in connection with the purchase and sale of certain businesses. Although it is not possible to predict the maximum potential amount of future payments that may become due under these indemnification agreements because of the conditional nature of Willis Towers Watson’s obligations and the unique facts of each particular agreement, the Company does not believe that any potential liability that might arise from such indemnity provisions is probable or material. There are no provisions for recourse to third parties, nor are any assets held by any third parties that any guarantor can liquidate to recover amounts paid under such indemnities.
Legal Proceedings
In the ordinary course of business, the Company is subject to various actual and potential claims, lawsuits and other proceedings. Some of the claims, lawsuits and other proceedings seek damages in amounts which could, if assessed, be significant. We do not expect the impact of claims or demands not described below to be material to the Company’s financial statements. The Company also receives subpoenas in the ordinary course of business and, from time to time, receives requests for information in connection with governmental investigations.
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
On the basis of current information, the Company does not expect that the actual claims, lawsuits and other proceedings to which the Company is subject, or potential claims, lawsuits, and other proceedings relating to matters of which it is aware, will ultimately have a material adverse effect on the Company’s financial condition, results of operations or liquidity.  Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation and disputes with insurance companies, it is possible that an adverse outcome or settlement in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods. In addition, given the early stages of some litigation or regulatory proceedings described below, it is not possible to predict their outcome or resolution, and it is possible that these events may have a material adverse effect on the Company.
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

•
Florida suits: On February 14, 2013, five lawsuits were filed against Willis Group Holdings plc, Willis Limited and Willis of Colorado, Inc. in Florida state court (Miami-Dade County) alleging violations of Florida common law. The five suits are: (1) Barbar, et al. v. Willis Group Holdings Public Limited Company, et al., Case No. 13-05666CA27, filed on behalf of 35 Stanford investors seeking compensatory damages in excess of $30 million; (2) de Gadala-Maria, et al. v. Willis Group Holdings Public Limited Company, et al., Case No. 13-05669CA30, filed on behalf of 64 Stanford investors seeking compensatory damages in excess of $83.5 million; (3) Ranni, et ano. v. Willis Group Holdings Public Limited Company, et al., Case No. 13-05673CA06, filed on behalf of two Stanford investors seeking compensatory damages in excess of $3 million; (4) Tisminesky, et al. v. Willis Group Holdings Public Limited Company, et al., Case No. 13-05676CA09, filed on behalf of 11 Stanford investors seeking compensatory damages in excess of $6.5 million; and (5) Zacarias, et al. v. Willis Group Holdings Public Limited Company, et al., Case No. 13-05678CA11, filed on behalf of 10 Stanford investors seeking compensatory damages in excess of $12.5 million. On June 3, 2013, Willis of Colorado, Inc. removed all five cases to the Southern District of Florida and, on June 4, 2013, notified the JPML of the pendency of these related actions. On June 10, 2013, the court in Tisminesky issued an order sua sponte staying and administratively closing that action pending a determination by the JPML as to whether it should be transferred to the Northern District of Texas for consolidation and coordination with the other Stanford-related actions. On June 11, 2013, Willis of Colorado, Inc. moved to stay the other four actions pending the JPML’s transfer decision. On June 20, 2013, the JPML issued a conditional transfer order for the transfer of the five actions to the Northern District of Texas, the transmittal of which was stayed for 7 days to allow for any opposition to be filed. On June 28, 2013, with no opposition having been filed, the JPML lifted the stay, enabling the transfer to go forward.

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
On or about August 31, 2016, the parties to the settlement signed a formal Settlement Agreement memorializing the terms of the settlement as originally set forth in the Settlement Term Sheet. The parties to the Settlement Agreement are Ralph S. Janvey (in his capacity as the Court-appointed receiver (the ‘Receiver’) for The Stanford Financial Group and its affiliated entities in receivership (collectively, ‘Stanford’)), the Official Stanford Investors Committee, Samuel Troice, Martha Diaz, Paula Gilly-Flores, Punga Punga Financial, Ltd., Manuel Canabal, Daniel Gomez Ferreiro and Promotora Villa Marina, C.A. (collectively, ‘Plaintiffs’), on the one hand, and Willis Towers Watson Public Limited Company (formerly Willis Group Holdings Public Limited Company), Willis Limited, Willis North America Inc., Willis of Colorado, Inc. and the Willis associate referenced above (collectively, ‘Defendants’), on the other hand. Under the terms of the Settlement Agreement, the parties agreed to settle and dismiss the Janvey and Troice actions (collectively, the ‘Actions’) and all current or future claims arising from or related to Stanford. If the settlement, including the bar orders described below, is approved by the Court and is not subject to further appeal, Willis North America Inc. will make a one-time cash payment of $120 million to the Receiver to be distributed to all Stanford investors who have claims recognized by the Receiver pursuant to the distribution plan in place at the time the payment is made.
The Settlement Agreement also provides the parties’ agreement to seek the Court’s entry of bar orders prohibiting any continued or future litigation against the Defendants and their related parties of claims relating to Stanford, whether asserted to date or not. The terms of the bar orders therefore would prohibit all Stanford-related litigation described above, and not just the Actions, but including any pending matters and any actions that may be brought in the future. Final Court approval of these bar orders is a condition of the settlement.
On September 7, 2016, Plaintiffs filed with the Court a motion to approve the settlement. On October 19, 2016, the Court preliminarily approved the settlement. Several of the plaintiffs in the other actions above have objected to the settlement. A hearing to consider final approval of the settlement was held on January 20, 2017, and the Court reserved decision. The Actions are stayed pending final approval of the settlement. The timing of any final decision is subject to the discretion of the Court and any appeal, and the Court may decide not to approve the settlement.
City of Houston
On August 1, 2014, the City of Houston (‘plaintiff’) filed suit against Legacy Towers Watson in the United States District Court for the Southern District of Texas, Houston Division. On March 8, 2016, plaintiff filed its First Amended Complaint.
In the amended complaint, plaintiff alleges various deficiencies in pension actuarial work-product and advice stated to have been provided by Legacy Towers Watson’s predecessor firm, Towers Perrin, in its capacity as principal actuary to the Houston Firefighters’ Relief and Retirement Fund (the ‘Fund’). Towers Perrin is stated to have acted in this capacity between “the early 1980s until 2003.”
In particular, the amended complaint alleges “misrepresentations and miscalculations” in valuation reports allegedly issued by Towers Perrin from 2000 through 2002 upon which plaintiff claims to have relied. Plaintiff asserts that Towers Perrin assigned a new team of actuaries to the Fund in 2002 “to correct Towers’ own earlier mistakes” and that the new team “altered” certain calculations which “increased the actuarial accrued liability by $163 million.” Plaintiff claims that the reports indicated that the City’s minimum contribution percentages to the Fund would remain in place through at least 2019; and that existing benefits under the Fund could be increased, and new benefits could be added, without increasing plaintiff’s financial burden, and without increasing plaintiff’s rate of annual contributions to the Fund. The amended complaint alleges that plaintiff relied on these reports when supporting a new benefits package for the Fund. These reports, and other advice, are alleged, among other things, to have been negligent, to have misrepresented the present and future financial condition of the Fund and the contributions required to be made by plaintiff to support those benefits. Plaintiff asserts that, but for Towers Perrin’s alleged negligence and misrepresentations, plaintiff would not have supported the benefits increase, and that such increased benefits would not and could not have been approved or enacted. It is further asserted that Towers Perrin’s alleged “negligence and misrepresentations damaged the City to the tune of tens of millions of dollars in annual contributions.”
Plaintiff seeks the award of punitive damages, actual damages, exemplary damages, special damages, attorney’s fees and expenses, costs of suit, pre- and post- judgment interest at the maximum legal rate, and other unspecified legal and equitable relief. On May 8, 2017, the Company received the City’s expert’s damages report, which asserted the City has incurred actual damages of approximately $430 million through July 1, 2017, and will incur future damages that have a present value of approximately $400 million as of July 1, 2017 if the Fund pension benefits remain unchanged. The Company plans to serve expert reports in rebuttal with respect to the City’s expert’s assessment of potential damages, on or before June 30, 2017.
On October 10, 2014, Legacy Towers Watson filed a motion to dismiss plaintiff’s entire complaint on the basis that the complaint fails to state a claim upon which relief can be granted. On November 21, 2014, the City filed its response in opposition to Legacy Towers Watson’s motion to dismiss. On September 23, 2015, Legacy Towers Watson’s motion to dismiss was denied by the United States District Court for the Southern District of Texas, Houston Division. The court entered a Scheduling Order setting trial for May 30, 2017. On June 20, 2016, the Court entered a Second Amended Scheduling Order setting trial for October 31, 2017. On March 27, 2017, the Court entered a Third Amended Scheduling Order setting trial for January 16, 2018.
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

In the Third Amended Complaint, served on April 12, 2016, Meriter alleges that Towers, Perrin, Forster & Crosby, Inc. (‘TPFC’) and Davis, Conder, Enderle & Sloan, Inc. (‘DCES’), and other entities and individuals, including Meriter’s former lawyers, acted negligently concerning the benefits consulting advice provided to Meriter; these allegations concern matters including TPFC and the lawyers’ involvement in the Plan design and drafting of the Plan document in 1987 by TPFC, and DCES and the lawyers’ Plan review, Plan redesign, Plan amendment, and drafting of ERISA section 204(h) notices in the early 2000s. Additionally, Meriter asserts that TPFC, DCES, and the individual actuary defendants breached alleged fiduciary duties to advise Meriter regarding the competency of Meriter’s then ERISA counsel. Meriter also has asserted causes of action for contribution, indemnity, and equitable subrogation related to amounts paid to settle a class action lawsuit related to the Plan that was filed by Plan participants against Meriter in 2010, alleging a number of ERISA violations and related claims. Meriter settled that lawsuit in 2015 for $82 million. Meriter seeks damages in the amount of approximately $135 million which includes amounts it claims to have paid to settle and defend the class action litigation, and amounts it claims to have incurred as a result of improper plan design. Meriter seeks to recover these alleged damages from TWDE and the other defendants.
On January 12, 2016, TWDE and the other defendants filed a motion for partial summary judgment seeking dismissal of Meriter’s negligence and breach of fiduciary duty claims. On April 18, 2016, TWDE and the other defendants filed a motion to dismiss the contribution, indemnification, and equitable subrogation claims. On May 4, 2016, the parties appeared for oral argument on the motion for partial summary judgment, which the court granted in part and denied in part. The court dismissed the fiduciary duty claims, but not the negligence claims. Meriter subsequently moved for reconsideration of the dismissal of its breach of fiduciary duty claims, which motion was denied as to TWDE on August 16, 2016. On June 22, 2016, the court granted in part TWDE’s motion to dismiss, and dismissed the contribution and equitable subrogation claims, but denied the motion as to Meriter’s indemnification claim without prejudice to the right of any defendant to raise the issue again by later motion. On February 28, 2017, TWDE and the other defendants filed a motion to amend the scheduling order. The motion was granted on March 9, 2017, and the trial is now scheduled to begin on December 11, 2017. Based on all of the information to date, and given the stage of the matter, TWDE is currently unable to provide an estimate of the reasonably possible loss or range of loss in excess of amounts currently accrued. TWDE disputes the allegations, and intends to defend the matter vigorously.
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
In May 2016, the case was reassigned to a different judge. The court agreed that Towers Perrin may file a motion for summary judgment which was initially scheduled to be heard on February 3, 2017. The motion was then fully briefed, and the hearing date was thereafter moved to March 8, 2017.
On March 1, 2017, Towers Perrin and Plaintiffs participated in a mediation and reached a settlement in principle. Pursuant to the settlement in principle, in exchange for a dismissal of the claims of all class members and a release of Towers Perrin by all class members, Towers Perrin would pay a total of $9.75 million into an interest-bearing settlement fund, to be used to reimburse class counsel's costs, and for later distribution to class members as approved by the court when the case is fully resolved. The settlement in principle is currently being documented, and its effectiveness is conditioned on the parties obtaining court approval after notice to all class members. The settlement in principle is also subject to the court's separate good faith settlement determination.
Based on the stage of the proceedings, in the event the settlement in principle is not approved, the Company is unable to provide an estimate of the reasonably possible loss or range of loss in respect of the plaintiffs’ complaint in excess of the proposed settlement.
U.K. Regulatory Investigation
On April 4, 2017, the Financial Conduct Authority (‘FCA’) informed Willis Limited, our U.K. brokerage subsidiary, that it has opened a formal investigation into possible agreements/concerted practices in the aviation broking sector, which represents less than $100 million of the Company’s revenues. The Company is cooperating with the FCA. Given the status of the investigation, the Company is currently unable to assess the terms on which this investigation will be resolved, and thus is unable to provide an estimate of the reasonably possible loss or range of loss.
Note 13 — Supplementary Information for Certain Balance Sheet Accounts
Additional details of specific balance sheet accounts are detailed below.
Accounts receivable, net consists of the following:

	March 31, 2017	December 31, 2016
Billed, net of allowance for doubtful debts of $46 million and $40 million	$1,956	$1,789
Accrued and unbilled, at estimated net realizable value	351	291
Accounts receivable, net	$2,307	$2,080

Other current liabilities consist of the following:

	March 31, 2017	December 31, 2016
Accounts payable	$135	$117
Income and other taxes payable	179	91
Contingent and deferred consideration on acquisition	54	53
Payroll-related liabilities	275	200
Derivatives	66	80
Third-party commissions	186	184
Other current liabilities	101	151
Total other current liabilities	$996	$876
Provision for liabilities consists of the following:

	March 31, 2017	December 31, 2016
Claims, lawsuits and other proceedings	$465	$456
Other provisions	153	119
Total provision for liabilities	$618	$575
Note 14 — Accumulated Other Comprehensive Income/(Loss)
Changes in accumulated other comprehensive income/(loss), net of noncontrolling interests, and net of tax are provided in the following table. The difference between the amounts presented in this table and the amounts presented in the condensed consolidated statements of comprehensive income are the corresponding components attributable to noncontrolling interests, which are not material for further disclosure. Amounts related to available-for-sale securities are immaterial.

	Foreign currency translation (i)	Gains and losses on cash flow hedges (i)	Defined pension and post-retirement benefit costs (ii)	Total
As of December 31, 2015	$(314)	$(10)	$(713)	$(1,037)
Other comprehensive income/(loss) before reclassifications	4	(26)	(6)	(28)
Amounts reclassified from accumulated other comprehensive income/(loss) (net of tax benefit of $3)	—	4	8	12
Net current-period other comprehensive income/(loss)	4	(22)	2	(16)
As of March 31, 2016	$(310)	$(32)	$(711)	$(1,053)

As of December 31, 2016	$(650)	$(82)	$(1,152)	$(1,884)
Other comprehensive income/(loss) before reclassifications	(74)	1	20	(53)
Amounts reclassified from accumulated other comprehensive income/(loss) (net of tax benefit of $6)	—	19	10	29
Net current-period other comprehensive income/(loss)	(74)	20	30	(24)
As of March 31, 2017	$(724)	$(62)	$(1,122)	$(1,908)
________________________

i
Reclassification adjustments from accumulated other comprehensive income/(loss) are included in Other expense, net, exclusive of foreign currency translation and gains and losses on cash flow hedges. See Note 8 — Derivative Financial Instruments for additional details regarding the reclassification adjustments for the hedge settlements.

ii
Reclassification adjustments from accumulated other comprehensive income/(loss) are included in the computation of net periodic pension cost (see Note 11 — Retirement Benefits) which is included in Salaries and benefits in the accompanying condensed consolidated statements of comprehensive income.

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

At March 31, 2017 and 2016, there were 1.0 million and 1.5 million time-based share options; 1.1 million and 1.3 million performance-based options; 0.5 million and 1.2 million restricted time-based stock units; and 0.6 million and 0.7 million restricted performance-based stock units outstanding, respectively.
Basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2017	2016
Net income attributable to Willis Towers Watson	$344	$238

Basic average number of shares outstanding	137	135
Dilutive effect of potentially issuable shares	1	1
Diluted average number of shares outstanding	138	136

Basic earnings per share	$2.51	$1.76
Dilutive effect of potentially issuable shares	(0.01)	(0.01)
Diluted earnings per share	$2.50	$1.75
Options to purchase 0.1 million shares and 0.7 million shares, for the three months ended March 31, 2017 and 2016, respectively, were not included in the computation of the dilutive effect of stock options because their effects were anti-dilutive.
Note 16 — Financial Information for Parent Guarantor, Other Guarantor Subsidiaries and Non-Guarantor Subsidiaries
Willis North America Inc. (‘Willis North America’) had $148 million of senior notes outstanding that were issued on July 1, 2005 and subsequently repaid on July 1, 2015, had $394 million of senior notes issued on March 28, 2007 and subsequently repaid on March 28, 2017, and had $187 million of senior notes issued on September 29, 2009.
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

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Three Months Ended March 31, 2017
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$—	$6	$2,297	$—	$2,303
Interest and other income	—	—	—	16	—	16
Total revenues	—	—	6	2,313	—	2,319
Costs of providing services
Salaries and benefits	1	—	10	1,180	—	1,191
Other operating expenses	1	7	10	383	—	401
Depreciation	—	1	—	45	—	46
Amortization	—	—	—	151	—	151
Restructuring costs	—	4	3	20	—	27
Integration expenses	—	1	3	36	—	40
Total costs of providing services	2	13	26	1,815	—	1,856
(Loss) Income from operations	(2)	(13)	(20)	498	—	463
Income from Group undertakings	—	(128)	(73)	(58)	259	—
Expenses due to Group undertakings	—	39	46	174	(259)	—
Interest expense	7	24	10	5	—	46
Other expense, net	—	—	—	20	—	20
(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(9)	52	(3)	357	—	397
Provision for income taxes	—	4	(2)	44	—	46
(LOSS) INCOME FROM OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(9)	48	(1)	313	—	351
Interest in earnings of associates, net of tax	—	—	—	1	—	1
Equity account for subsidiaries	353	311	175	—	(839)	—
NET INCOME (LOSS)	344	359	174	314	(839)	352
Income attributable to noncontrolling interests	—	—	—	(8)	—	(8)
NET INCOME (LOSS) ATTRIBUTABLE TO WILLIS TOWERS WATSON	$344	$359	$174	$306	$(839)	$344

Comprehensive income/(loss) before noncontrolling interests	$320	$334	$147	$286	$(756)	$331
Comprehensive income attributable to noncontrolling interest	—	—	—	(11)	—	(11)
Comprehensive income/(loss) (attributable to Willis Towers Watson)	$320	$334	$147	$275	$(756)	$320

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Three Months Ended March 31, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$—	$7	$2,212	$—	$2,219
Interest and other income	—	—	—	15	—	15
Total revenues	—	—	7	2,227	—	2,234
Costs of providing services
Salaries and benefits	—	—	14	1,182	—	1,196
Other operating expenses	1	35	58	337	—	431
Depreciation	—	1	4	38	—	43
Amortization	—	—	—	161	—	161
Restructuring costs	—	4	9	12	—	25
Integration expenses	1	12	6	33	—	52
Total costs of providing services	2	52	91	1,763	—	1,908
(Loss) Income from operations	(2)	(52)	(84)	464	—	326
Income from Group undertakings	—	(121)	(54)	(30)	205	—
Expenses due to Group undertakings	—	14	43	148	(205)	—
Interest expense	11	17	10	8	—	46
Other expense, net	1	—	—	17	—	18
(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(14)	38	(83)	321	—	262
Provision for income taxes	—	(13)	(28)	59	—	18
(LOSS) INCOME FROM OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(14)	51	(55)	262	—	244
Interest in earnings of associates, net of tax	—	—	—	1	—	1
Equity account for subsidiaries	252	199	14	—	(465)	—
NET INCOME (LOSS)	238	250	(41)	263	(465)	245
Income attributable to noncontrolling interests	—	—	—	(7)	—	(7)
NET INCOME (LOSS) ATTRIBUTABLE TO WILLIS TOWERS WATSON	$238	$250	$(41)	$256	$(465)	$238

Comprehensive income/(loss) before noncontrolling interests	$222	$232	$(58)	$241	$(406)	$231
Comprehensive income attributable to noncontrolling interest	—	—	—	(9)	—	(9)
Comprehensive income/(loss) (attributable to Willis Towers Watson)	$222	$232	$(58)	$232	$(406)	$222

Unaudited Condensed Consolidating Balance Sheet

	As of March 31, 2017
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
ASSETS
Cash and cash equivalents	$—	$1	$—	$900	$—	$901
Fiduciary assets	—	—	—	12,266	—	12,266
Accounts receivable, net	—	—	3	2,304	—	2,307
Prepaid and other current assets	1	43	82	235	(40)	321
Amounts due from group undertakings	6,098	2,242	1,231	2,816	(12,387)	—
Total current assets	6,099	2,286	1,316	18,521	(12,427)	15,795
Investments in subsidiaries	4,753	7,992	5,296	—	(18,041)	—
Fixed assets, net	—	35	—	828	—	863
Goodwill	1	—	—	10,441	—	10,442
Other intangible assets, net	—	64	—	4,245	(64)	4,245
Pension benefits assets	—	—	—	536	—	536
Other non-current assets	—	12	259	305	(225)	351
Non-current amounts due from group undertakings	—	5,100	848	—	(5,948)	—
Total non-current assets	4,754	13,203	6,403	16,355	(24,278)	16,437
TOTAL ASSETS	$10,853	$15,489	$7,719	$34,876	$(36,705)	$32,232
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$—	$12,266	$—	$12,266
Deferred revenue and accrued expenses	—	4	17	1,228	(46)	1,203
Short-term debt and current portion of long-term debt	—	—	—	120	—	120
Other current liabilities	79	70	18	812	17	996
Amounts due to group undertakings	—	7,721	2,517	2,149	(12,387)	—
Total current liabilities	79	7,795	2,552	16,575	(12,416)	14,585
Long-term debt	496	3,145	186	148	—	3,975
Liability for pension benefits	—	—	—	1,286	—	1,286
Deferred tax liabilities	—	—	—	1,018	(219)	799
Provision for liabilities	—	—	120	498	—	618
Other non-current liabilities	—	32	15	479	(14)	512
Amounts due to group undertakings	—	—	518	5,430	(5,948)	—
Total non-current liabilities	496	3,177	839	8,859	(6,181)	7,190
TOTAL LIABILITIES	575	10,972	3,391	25,434	(18,597)	21,775
REDEEMABLE NONCONTROLLING INTEREST	—	—	—	53	—	53
EQUITY
Total Willis Towers Watson shareholders’ equity	10,278	4,517	4,328	9,263	(18,108)	10,278
Noncontrolling interests	—	—	—	126	—	126
Total equity	10,278	4,517	4,328	9,389	(18,108)	10,404
TOTAL LIABILITIES AND EQUITY	$10,853	$15,489	$7,719	$34,876	$(36,705)	$32,232

Unaudited Condensed Consolidating Balance Sheet

	As of December 31, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$—	$870	$—	$870
Fiduciary assets	—	—	—	10,505	—	10,505
Accounts receivable, net	—	—	7	2,073	—	2,080
Prepaid and other current assets	—	49	23	324	(59)	337
Amounts due from group undertakings	7,229	1,706	1,190	2,370	(12,495)	—
Total current assets	7,229	1,755	1,220	16,142	(12,554)	13,792
Investments in subsidiaries	3,409	7,733	5,480	—	(16,622)	—
Fixed assets, net	—	34	—	805	—	839
Goodwill	—	—	—	10,413	—	10,413
Other intangible assets, net	—	64	—	4,368	(64)	4,368
Pension benefits assets	—	—	—	488	—	488
Other non-current assets	—	10	80	310	(47)	353
Non-current amounts due from group undertakings	—	4,655	836	—	(5,491)	—
Total non-current assets	3,409	12,496	6,396	16,384	(22,224)	16,461
TOTAL ASSETS	$10,638	$14,251	$7,616	$32,526	$(34,778)	$30,253
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$—	$10,505	$—	$10,505
Deferred revenue and accrued expenses	—	15	27	1,488	(49)	1,481
Short-term debt and current portion of long-term debt	—	22	394	92	—	508
Other current liabilities	77	94	23	684	(2)	876
Amounts due to group undertakings	—	8,323	2,075	2,097	(12,495)	—
Total current liabilities	77	8,454	2,519	14,866	(12,546)	13,370
Long-term debt	496	2,506	186	169	—	3,357
Liability for pension benefits	—	—	—	1,321	—	1,321
Deferred tax liabilities	—	—	—	1,013	(149)	864
Provision for liabilities	—	—	120	455	—	575
Other non-current liabilities	—	48	15	483	(14)	532
Non-current amounts due to group undertakings	—	—	518	4,973	(5,491)	—
Total non-current liabilities	496	2,554	839	8,414	(5,654)	6,649
TOTAL LIABILITIES	573	11,008	3,358	23,280	(18,200)	20,019
REDEEMABLE NONCONTROLLING INTEREST	—	—	—	51	—	51
EQUITY
Total Willis Towers Watson shareholders’ equity	10,065	3,243	4,258	9,077	(16,578)	10,065
Noncontrolling interests	—	—	—	118	—	118
Total equity	10,065	3,243	4,258	9,195	(16,578)	10,183
TOTAL LIABILITIES AND EQUITY	$10,638	$14,251	$7,616	$32,526	$(34,778)	$30,253

Unaudited Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2017
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
NET CASH FROM/(USED IN) OPERATING ACTIVITIES	$79	$(158)	$(31)	$322	$(117)	$95
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	(2)	—	(60)	—	(62)
Capitalized software costs	—	—	—	(15)	—	(15)
Acquisitions of operations, net of cash acquired	—	—	—	(12)	—	(12)
Other, net	—	—	—	7	—	7
Proceeds from intercompany investing activities	1,122	—	—	14	(1,136)	—
Repayments of intercompany investing activities	—	(1,379)	—	(1,107)	2,486	—
Reduction in investment in subsidiaries	—	1,000	—	59	(1,059)	—
Additional investment in subsidiaries	(1,000)	(59)	—	—	1,059	—
Net cash from/(used in) investing activities	$122	$(440)	$—	$(1,114)	$1,350	$(82)
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net borrowings on revolving credit facility	—	826	—	—	—	826
Proceeds from issue of other debt	—	—	—	32	—	32
Debt issuance costs	—	(3)	—	—	—	(3)
Repayments of debt	—	(219)	(394)	(23)	—	(636)
Repurchase of shares	(156)	—	—	—	—	(156)
Proceeds from issuance of shares	20	—	—	—	—	20
Cash paid for employee taxes on withholding shares	—	—	—	(3)	—	(3)
Dividends paid	(65)	—	(59)	(58)	117	(65)
Acquisitions of and dividends paid to noncontrolling interests	—	—	—	(1)	—	(1)
Proceeds from intercompany financing activities	—	1,018	484	984	(2,486)	—
Repayments of intercompany financing activities	—	(1,023)	—	(113)	1,136	—
Net cash (used in)/from financing activities	$(201)	$599	$31	$818	$(1,233)	$14
INCREASE IN CASH AND CASH EQUIVALENTS	—	1	—	26	—	27
Effect of exchange rate changes on cash and cash equivalents	—	—	—	4	—	4
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	—	870	—	870
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$1	$—	$900	$—	$901

Unaudited Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
NET CASH (USED IN)/FROM OPERATING ACTIVITIES	$(4)	$(47)	$(191)	$361	$—	$119
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	(5)	(4)	(39)	—	(48)
Capitalized software costs	—	—	—	(18)	—	(18)
Acquisitions of operations, net of cash acquired	—	—	—	469	—	469
Other, net	—	—	—	14	—	14
Proceeds from intercompany investing activities	—	—	—	9	(9)	—
Repayments of intercompany investing activities	(4,308)	(4,227)	—	(560)	9,095	—
Reduction in investment in subsidiaries	4,600	3,600	—	—	(8,200)	—
Additional investment in subsidiaries	—	(4,600)	—	(3,600)	8,200	—
Net cash from/(used in) investing activities	$292	$(5,232)	$(4)	$(3,725)	$9,086	$417
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net payment on revolving credit facility	—	(338)	—	—	—	(338)
Senior notes issued	—	997	—	—	—	997
Proceeds from issue of other debt	—	400	—	—	—	400
Repayments of debt	(300)	(406)	—	(475)	—	(1,181)
Proceeds from issuance of shares	11	—	—	—	—	11
Cash paid for employee taxes on withholding shares	—	—	—	(1)	—	(1)
Acquisitions of and dividends paid to noncontrolling interests	—	—	—	(4)	—	(4)
Proceeds from intercompany financing activities	—	4,633	195	4,267	(9,095)	—
Repayments of intercompany financing activities	—	(9)	—	—	9	—
Net cash (used in)/from financing activities	$(289)	$5,277	$195	$3,787	$(9,086)	$(116)
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(1)	(2)	—	423	—	420
Effect of exchange rate changes on cash and cash equivalents	—	—	—	2	—	2
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3	2	—	527	—	532
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2	$—	$—	$952	$—	$954

Note 17 — Financial Information for Parent Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries
On March 17, 2011, the Company issued senior notes totaling $800 million in a registered public offering. On March 15, 2016, $300 million of these senior notes was repaid, leaving $500 million outstanding. These debt securities were issued by Willis Towers Watson (‘WTW Debt Securities’) and are guaranteed by certain of the Company’s subsidiaries. Therefore, the Company is providing the condensed consolidating financial information below. The following wholly owned subsidiaries (directly or indirectly) fully and unconditionally guarantee the WTW Debt Securities on a joint and several basis: Willis Netherlands Holdings B.V., Willis Investment U.K. Holdings Limited, TA I Limited, Trinity Acquisition plc, Willis Group Limited, Willis North America Inc., Willis Towers Watson Sub Holdings Unlimited Company and WTW Bermuda Holdings Ltd. (the ‘Guarantors’).
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

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Three Months Ended March 31, 2017
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$6	$2,297	$—	$2,303
Interest and other income	—	—	16	—	16
Total revenues	—	6	2,313	—	2,319
Costs of providing services
Salaries and benefits	1	10	1,180	—	1,191
Other operating expenses	1	17	383	—	401
Depreciation	—	1	45	—	46
Amortization	—	—	151	—	151
Restructuring costs	—	7	20	—	27
Integration expenses	—	4	36	—	40
Total costs of providing services	2	39	1,815	—	1,856
(Loss) Income from operations	(2)	(33)	498	—	463
Income from Group undertakings	—	(174)	(58)	232	—
Expenses due to Group undertakings	—	58	174	(232)	—
Interest expense	7	34	5	—	46
Other expense, net	—	—	20	—	20
(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(9)	49	357	—	397
Provision for income taxes	—	2	44	—	46
(LOSS) INCOME FROM OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(9)	47	313	—	351
Interest in earnings of associates, net of tax	—	—	1	—	1
Equity account for subsidiaries	353	312	—	(665)	—
NET INCOME	344	359	314	(665)	352
Income attributable to noncontrolling interests	—	—	(8)	—	(8)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$344	$359	$306	$(665)	$344

Comprehensive income/(loss) before noncontrolling interests	$320	$334	$286	$(609)	$331
Comprehensive income attributable to noncontrolling interest	—	—	(11)	—	(11)
Comprehensive income/(loss) (attributable to Willis Towers Watson)	$320	$334	$275	$(609)	$320

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Three Months Ended March 31, 2016
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$7	$2,212	$—	$2,219
Interest and other income	—	—	15	—	15
Total revenues	—	7	2,227	—	2,234
Costs of providing services
Salaries and benefits	—	14	1,182	—	1,196
Other operating expenses	1	93	337	—	431
Depreciation	—	5	38	—	43
Amortization	—	—	161	—	161
Restructuring costs	—	13	12	—	25
Integration expenses	1	18	33	—	52
Total costs of providing services	2	143	1,763	—	1,908
(Loss) Income from operations	(2)	(136)	464	—	326
Income from Group undertakings	—	(147)	(30)	177	—
Expenses due to Group undertakings	—	29	148	(177)	—
Interest expense	11	27	8	—	46
Other expense, net	1	—	17	—	18
(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(14)	(45)	321	—	262
Provision for income taxes	—	(41)	59	—	18
(LOSS) INCOME FROM OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(14)	(4)	262	—	244
Interest in earnings of associates, net of tax	—	—	1	—	1
Equity account for subsidiaries	252	254	—	(506)	—
NET INCOME	238	250	263	(506)	245
Income attributable to noncontrolling interests	—	—	(7)	—	(7)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$238	$250	$256	$(506)	$238

Comprehensive income/(loss) before noncontrolling interests	$222	$232	$241	$(464)	$231
Comprehensive income attributable to noncontrolling interest	—	—	(9)	—	(9)
Comprehensive income/(loss) (attributable to Willis Towers Watson)	$222	$232	$232	$(464)	$222

Unaudited Condensed Consolidating Balance Sheet

	As of March 31, 2017
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
ASSETS
Cash and cash equivalents	$—	$1	$900	$—	$901
Fiduciary assets	—	—	12,266	—	12,266
Accounts receivable, net	—	3	2,304	—	2,307
Prepaid and other current assets	1	125	235	(40)	321
Amounts due from group undertakings	6,098	1,818	2,816	(10,732)	—
Total current assets	6,099	1,947	18,521	(10,772)	15,795
Investments in subsidiaries	4,753	8,960	—	(13,713)	—
Fixed assets, net	—	35	828	—	863
Goodwill	1	—	10,441	—	10,442
Other intangible assets, net	—	64	4,245	(64)	4,245
Pension benefits assets	—	—	536	—	536
Other non-current assets	—	271	305	(225)	351
Non-current amounts due from group undertakings	—	5,430	—	(5,430)	—
Total non-current assets	4,754	14,760	16,355	(19,432)	16,437
TOTAL ASSETS	$10,853	$16,707	$34,876	$(30,204)	$32,232
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$12,266	$—	$12,266
Deferred revenue and accrued expenses	—	21	1,228	(46)	1,203
Short-term debt and current portion of long-term debt	—	—	120	—	120
Other current liabilities	79	88	812	17	996
Amounts due to group undertakings	—	8,583	2,149	(10,732)	—
Total current liabilities	79	8,692	16,575	(10,761)	14,585
Long-term debt	496	3,331	148	—	3,975
Liability for pension benefits	—	—	1,286	—	1,286
Deferred tax liabilities	—	—	1,018	(219)	799
Provision for liabilities	—	120	498	—	618
Other non-current liabilities	—	47	479	(14)	512
Non-current amounts due to group undertakings	—	—	5,430	(5,430)	—
Total non-current liabilities	496	3,498	8,859	(5,663)	7,190
TOTAL LIABILITIES	575	12,190	25,434	(16,424)	21,775
REDEEMABLE NONCONTROLLING INTEREST	—	—	53	—	53
EQUITY
Total Willis Towers Watson shareholders’ equity	10,278	4,517	9,263	(13,780)	10,278
Noncontrolling interests	—	—	126	—	126
Total equity	10,278	4,517	9,389	(13,780)	10,404
TOTAL LIABILITIES AND EQUITY	$10,853	$16,707	$34,876	$(30,204)	$32,232

Unaudited Condensed Consolidating Balance Sheet

	As of December 31, 2016
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$870	$—	$870
Fiduciary assets	—	—	10,505	—	10,505
Accounts receivable, net	—	7	2,073	—	2,080
Prepaid and other current assets	—	72	324	(59)	337
Amounts due from group undertakings	7,229	1,648	2,370	(11,247)	—
Total current assets	7,229	1,727	16,142	(11,306)	13,792
Investments in subsidiaries	3,409	8,955	—	(12,364)	—
Fixed assets, net	—	34	805	—	839
Goodwill	—	—	10,413	—	10,413
Other intangible assets, net	—	64	4,368	(64)	4,368
Pension benefits assets	—	—	488	—	488
Other non-current assets	—	90	310	(47)	353
Non-current amounts due from group undertakings	—	4,973	—	(4,973)	—
Total non-current assets	3,409	14,116	16,384	(17,448)	16,461
TOTAL ASSETS	$10,638	$15,843	$32,526	$(28,754)	$30,253
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$10,505	$—	$10,505
Deferred revenue and accrued expenses	—	42	1,488	(49)	1,481
Short-term debt and current portion of long-term debt	—	416	92	—	508
Other current liabilities	77	117	684	(2)	876
Amounts due to group undertakings	—	9,150	2,097	(11,247)	—
Total current liabilities	77	9,725	14,866	(11,298)	13,370
Long-term debt	496	2,692	169	—	3,357
Liability for pension benefits	—	—	1,321	—	1,321
Deferred tax liabilities	—	—	1,013	(149)	864
Provision for liabilities	—	120	455	—	575
Other non-current liabilities	—	63	483	(14)	532
Non-current amounts due to group undertakings	—	—	4,973	(4,973)	—
Total non-current liabilities	496	2,875	8,414	(5,136)	6,649
TOTAL LIABILITIES	573	12,600	23,280	(16,434)	20,019
REDEEMABLE NONCONTROLLING INTEREST	—	—	51	—	51
EQUITY
Total Willis Towers Watson shareholders’ equity	10,065	3,243	9,077	(12,320)	10,065
Noncontrolling interests	—	—	118	—	118
Total equity	10,065	3,243	9,195	(12,320)	10,183
TOTAL LIABILITIES AND EQUITY	$10,638	$15,843	$32,526	$(28,754)	$30,253

Unaudited Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2017
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
NET CASH FROM/(USED IN) OPERATING ACTIVITIES	$79	$(248)	$322	$(58)	$95
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	(2)	(60)	—	(62)
Capitalized software costs	—	—	(15)	—	(15)
Acquisitions of operations, net of cash acquired	—	—	(12)	—	(12)
Other, net	—	—	7	—	7
Proceeds from intercompany investing activities	1,122	—	14	(1,136)	—
Repayments of intercompany investing activities	—	(985)	(1,107)	2,092	—
Reduction in investment in subsidiaries	—	1,000	59	(1,059)	—
Additional investment in subsidiaries	(1,000)	(59)	—	1,059	—
Net cash from/(used in) investing activities	$122	$(46)	$(1,114)	$956	$(82)
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net borrowings on revolving credit facility	—	826	—	—	826
Proceeds from issue of other debt	—	—	32	—	32
Debt issuance costs	—	(3)	—	—	(3)
Repayments of debt	—	(613)	(23)	—	(636)
Repurchase of shares	(156)	—	—	—	(156)
Proceeds from issuance of shares	20	—	—	—	20
Cash paid for employee taxes on withholding shares	—	—	(3)	—	(3)
Dividends paid	(65)	—	(58)	58	(65)
Acquisitions of and dividends paid to noncontrolling interests	—	—	(1)	—	(1)
Proceeds from intercompany financing activities	—	1,108	984	(2,092)	—
Repayments of intercompany financing activities	—	(1,023)	(113)	1,136	—
Net cash (used in)/from financing activities	$(201)	$295	$818	$(898)	$14
INCREASE IN CASH AND CASH EQUIVALENTS	—	1	26	—	27
Effect of exchange rate changes on cash and cash equivalents	—	—	4	—	4
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	870	—	870
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$1	$900	$—	$901

Unaudited Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2016
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
NET CASH (USED IN)/FROM OPERATING ACTIVITIES	$(4)	$(238)	$361	$—	$119
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	(9)	(39)	—	(48)
Capitalized software costs	—	—	(18)	—	(18)
Acquisitions of operations, net of cash acquired	—	—	469	—	469
Other, net	—	—	14	—	14
Proceeds from intercompany investing activities	—	—	9	(9)	—
Repayments of intercompany investing activities	(4,308)	(4,227)	(560)	9,095	—
Reduction in investment in subsidiaries	4,600	3,600	—	(8,200)	—
Additional investment in subsidiaries	—	(4,600)	(3,600)	8,200	—
Net cash from/(used in) investing activities	$292	$(5,236)	$(3,725)	$9,086	$417
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net payments on revolving credit facility	—	(338)	—	—	(338)
Senior notes issued	—	997	—	—	997
Proceeds from issue of other debt	—	400	—	—	400
Repayments of debt	(300)	(406)	(475)	—	(1,181)
Proceeds from issuance of shares	11	—	—	—	11
Cash paid for employee taxes on withholding shares	—	—	(1)	—	(1)
Acquisitions of and dividends paid to noncontrolling interests	—	—	(4)	—	(4)
Proceeds from intercompany financing activities	—	4,828	4,267	(9,095)	—
Repayments of intercompany financing activities	—	(9)	—	9	—
Net cash (used in)/from financing activities	$(289)	$5,472	$3,787	$(9,086)	$(116)
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(1)	(2)	423	—	420
Effect of exchange rate changes on cash and cash equivalents	—	—	2	—	2
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3	2	527	—	532
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2	$—	$952	$—	$954

Note 18 — Financial Information for Issuer, Parent Guarantor, Other Guarantor Subsidiaries and Non-Guarantor Subsidiaries
Trinity Acquisition plc has $2.1 billion senior notes outstanding of which $525 million were issued on August 15, 2013, $1.0 billion were issued on March 22, 2016, €540 million ($609 million) were issued on May 26, 2016, and $1.1 billion outstanding under the $1.25 billion revolving credit facility issued March 7, 2017.
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
The guarantor structure described above differs from the guarantor structure associated with the Willis North America Debt Securities (and for which condensed consolidating financial information is presented in Note 16) in that Trinity Acquisition plc is the issuer and not a subsidiary guarantor, and Willis North America Inc. is a subsidiary guarantor.
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

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Three Months Ended March 31, 2017
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$6	$—	$2,297	$—	$2,303
Interest and other income	—	—	—	16	—	16
Total revenues	—	6	—	2,313	—	2,319
Costs of providing services
Salaries and benefits	1	10	—	1,180	—	1,191
Other operating expenses	1	17	—	383	—	401
Depreciation	—	1	—	45	—	46
Amortization	—	—	—	151	—	151
Restructuring costs	—	7	—	20	—	27
Integration expenses	—	4	—	36	—	40
Total costs of providing services	2	39	—	1,815	—	1,856
(Loss) Income from operations	(2)	(33)	—	498	—	463
Income from Group undertakings	—	(168)	(34)	(58)	260	—
Expenses due to Group undertakings	—	80	6	174	(260)	—
Interest expense	7	9	25	5	—	46
Other expense, net	—	—	—	20	—	20
(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(9)	46	3	357	—	397
Provision for income taxes	—	2	—	44	—	46
(LOSS) INCOME FROM OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(9)	44	3	313	—	351
Interest in earnings of associates, net of tax	—	—	—	1	—	1
Equity account for subsidiaries	353	315	340	—	(1,008)	—
NET INCOME	344	359	343	314	(1,008)	352
Income attributable to noncontrolling interests	—	—	—	(8)	—	(8)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$344	$359	$343	$306	$(1,008)	$344

Comprehensive income/(loss) before noncontrolling interests	$320	$334	$319	$286	$(928)	$331
Comprehensive income attributable to noncontrolling interest	—	—	—	(11)	—	(11)
Comprehensive income/(loss) (attributable to Willis Towers Watson)	$320	$334	$319	$275	$(928)	$320

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Three Months Ended March 31, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$7	$—	$2,212	$—	$2,219
Interest and other income	—	—	—	15	—	15
Total revenues	—	7	—	2,227	—	2,234
Costs of providing services
Salaries and benefits	—	14	—	1,182	—	1,196
Other operating expenses	1	93	—	337	—	431
Depreciation	—	5	—	38	—	43
Amortization	—	—	—	161	—	161
Restructuring costs	—	13	—	12	—	25
Integration expenses	1	18	—	33	—	52
Total costs of providing services	2	143	—	1,763	—	1,908
(Loss) Income from operations	(2)	(136)	—	464	—	326
Income from Group undertakings	—	(146)	(31)	(30)	207	—
Expenses due to Group undertakings	—	52	7	148	(207)	—
Interest expense	11	9	18	8	—	46
Other expense, net	1	—	—	17	—	18
(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(14)	(51)	6	321	—	262
Provision for income taxes	—	(42)	1	59	—	18
(LOSS) INCOME FROM OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(14)	(9)	5	262	—	244
Interest in earnings of associates, net of tax	—	—	—	1	—	1
Equity account for subsidiaries	252	259	174	—	(685)	—
NET INCOME	238	250	179	263	(685)	245
Income attributable to noncontrolling interests	—	—	—	(7)	—	(7)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$238	$250	$179	$256	$(685)	$238

Comprehensive income/(loss) before noncontrolling interests	$222	$232	$161	$241	$(625)	$231
Comprehensive income attributable to noncontrolling interest	—	—	—	(9)	—	(9)
Comprehensive income/(loss) (attributable to Willis Towers Watson)	$222	$232	$161	$232	$(625)	$222

Unaudited Condensed Consolidating Balance Sheet

	As of March 31, 2017
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
ASSETS
Cash and cash equivalents	$—	$1	$—	$900	$—	$901
Fiduciary assets	—	—	—	12,266	—	12,266
Accounts receivable, net	—	3	—	2,304	—	2,307
Prepaid and other current assets	1	128	—	235	(43)	321
Amounts due from group undertakings	6,098	868	1,760	2,816	(11,542)	—
Total current assets	6,099	1,000	1,760	18,521	(11,585)	15,795
Investments in subsidiaries	4,753	8,630	7,693	—	(21,076)	—
Fixed assets, net	—	35	—	828	—	863
Goodwill	1	—	—	10,441	—	10,442
Other intangible assets, net	—	64	—	4,245	(64)	4,245
Pension benefits assets	—	—	—	536	—	536
Other non-current assets	—	268	3	305	(225)	351
Non-current amounts due from group undertakings	—	4,871	1,500	—	(6,371)	—
Total non-current assets	4,754	13,868	9,196	16,355	(27,736)	16,437
TOTAL ASSETS	$10,853	$14,868	$10,956	$34,876	$(39,321)	$32,232
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$—	$12,266	$—	$12,266
Deferred revenue and accrued expenses	—	21	—	1,228	(46)	1,203
Short-term debt and current portion of long-term debt	—	—	—	120	—	120
Other current liabilities	79	72	19	812	14	996
Amounts due to group undertakings	—	9,387	6	2,149	(11,542)	—
Total current liabilities	79	9,480	25	16,575	(11,574)	14,585
Long-term debt	496	186	3,145	148	—	3,975
Liability for pension benefits	—	—	—	1,286	—	1,286
Deferred tax liabilities	—	—	—	1,018	(219)	799
Provision for liabilities	—	120	—	498	—	618
Other non-current liabilities	—	47	—	479	(14)	512
Non-current amounts due to group undertakings	—	518	423	5,430	(6,371)	—
Total non-current liabilities	496	871	3,568	8,859	(6,604)	7,190
TOTAL LIABILITIES	575	10,351	3,593	25,434	(18,178)	21,775
REDEEMABLE NONCONTROLLING INTEREST	—	—	—	53	—	53
EQUITY
Total Willis Towers Watson shareholders’ equity	10,278	4,517	7,363	9,263	(21,143)	10,278
Noncontrolling interests	—	—	—	126	—	126
Total equity	10,278	4,517	7,363	9,389	(21,143)	10,404
TOTAL LIABILITIES AND EQUITY	$10,853	$14,868	$10,956	$34,876	$(39,321)	$32,232

Unaudited Condensed Consolidating Balance Sheet

	As of December 31, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$—	$870	$—	$870
Fiduciary assets	—	—	—	10,505	—	10,505
Accounts receivable, net	—	7	—	2,073	—	2,080
Prepaid and other current assets	—	74	1	324	(62)	337
Amounts due from group undertakings	7,229	849	1,595	2,370	(12,043)	—
Total current assets	7,229	930	1,596	16,142	(12,105)	13,792
Investments in subsidiaries	3,409	8,621	7,309	—	(19,339)	—
Fixed assets, net	—	34	—	805	—	839
Goodwill	—	—	—	10,413	—	10,413
Other intangible assets, net	—	64	—	4,368	(64)	4,368
Pension benefits assets	—	—	—	488	—	488
Other non-current assets	—	90	—	310	(47)	353
Non-current amounts due from group undertakings	—	4,859	1,055	—	(5,914)	—
Total non-current assets	3,409	13,668	8,364	16,384	(25,364)	16,461
TOTAL ASSETS	$10,638	$14,598	$9,960	$32,526	$(37,469)	$30,253
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$—	$10,505	$—	$10,505
Deferred revenue and accrued expenses	—	41	1	1,488	(49)	1,481
Short-term debt and current portion of long-term debt	—	394	22	92	—	508
Other current liabilities	77	87	33	684	(5)	876
Amounts due to group undertakings	—	9,946	—	2,097	(12,043)	—
Total current liabilities	77	10,468	56	14,866	(12,097)	13,370
Long-term debt	496	186	2,506	169	—	3,357
Liability for pension benefits	—	—	—	1,321	—	1,321
Deferred tax liabilities	—	—	—	1,013	(149)	864
Provision for liabilities	—	120	—	455	—	575
Other non-current liabilities	—	63	—	483	(14)	532
Non-current amounts due to group undertakings	—	518	423	4,973	(5,914)	—
Total non-current liabilities	496	887	2,929	8,414	(6,077)	6,649
TOTAL LIABILITIES	573	11,355	2,985	23,280	(18,174)	20,019
REDEEMABLE NONCONTROLLING INTEREST	—	—	—	51	—	51
EQUITY
Total Willis Towers Watson shareholders’ equity	10,065	3,243	6,975	9,077	(19,295)	10,065
Noncontrolling interests	—	—	—	118	—	118
Total equity	10,065	3,243	6,975	9,195	(19,295)	10,183
TOTAL LIABILITIES AND EQUITY	$10,638	$14,598	$9,960	$32,526	$(37,469)	$30,253

Unaudited Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2017
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
NET CASH FROM/(USED IN) OPERATING ACTIVITIES	$79	$(635)	$387	$322	$(58)	$95
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	(2)	—	(60)	—	(62)
Capitalized software costs	—	—	—	(15)	—	(15)
Acquisitions of operations, net of cash acquired	—	—	—	(12)	—	(12)
Other, net	—	—	—	7	—	7
Proceeds from intercompany investing activities	1,122	—	—	14	(1,136)	—
Repayments of intercompany investing activities	—	—	(985)	(1,107)	2,092	—
Reduction in investment in subsidiaries	—	1,000	—	59	(1,059)	—
Additional investment in subsidiaries	(1,000)	(59)	—	—	1,059	—
Net cash from/(used in) investing activities	$122	$939	$(985)	$(1,114)	$956	$(82)
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net borrowings on revolving credit facility	—	—	826	—	—	826
Proceeds from issue of other debt	—	—	—	32	—	32
Debt issuance costs	—	—	(3)	—	—	(3)
Repayments of debt	—	(394)	(219)	(23)	—	(636)
Repurchase of shares	(156)	—	—	—	—	(156)
Proceeds from issuance of shares	20	—	—	—	—	20
Cash paid for employee taxes on withholding shares	—	—	—	(3)	—	(3)
Dividends paid	(65)	—	—	(58)	58	(65)
Acquisitions of and dividends paid to noncontrolling interests	—	—	—	(1)	—	(1)
Proceeds from intercompany financing activities	—	1,108	—	984	(2,092)	—
Repayments of intercompany financing activities	—	(1,017)	(6)	(113)	1,136	—
Net cash (used in)/from financing activities	$(201)	$(303)	$598	$818	$(898)	$14
INCREASE IN CASH AND CASH EQUIVALENTS	—	1	—	26	—	27
Effect of exchange rate changes on cash and cash equivalents	—	—	—	4	—	4
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	—	870	—	870
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$1	$—	$900	$—	$901

Unaudited Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
NET CASH (USED IN)/FROM OPERATING ACTIVITIES	$(4)	$(211)	$(27)	$361	$—	$119
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	(9)	—	(39)	—	(48)
Capitalized software costs	—	—	—	(18)	—	(18)
Acquisitions of operations, net of cash acquired	—	—	—	469	—	469
Other, net	—	—	—	14	—	14
Proceeds from intercompany investing activities	—	—	—	9	(9)	—
Repayments of intercompany investing activities	(4,308)	(3,600)	(627)	(560)	9,095	—
Reduction in investment securities	4,600	3,600	—	—	(8,200)	—
Additional investment in subsidiaries	—	(4,600)	—	(3,600)	8,200	—
Net cash from/(used in) investing activities	$292	$(4,609)	$(627)	$(3,725)	$9,086	$417
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net payment on revolving credit facility	—	—	(338)	—	—	(338)
Senior notes issued	—	—	997	—	—	997
Proceeds from issue of other debt	—	—	400	—	—	400
Repayments of debt	(300)	—	(406)	(475)	—	(1,181)
Proceeds from issuance of shares	11	—	—	—	—	11
Cash paid for employee taxes on withholding shares	—	—	—	(1)	—	(1)
Acquisitions of and dividends paid to noncontrolling interests	—	—	—	(4)	—	(4)
Proceeds from intercompany financing activities	—	4,827	1	4,267	(9,095)	—
Repayments of intercompany financing activities	—	(9)	—	—	9	—
Net cash (used in)/from financing activities	$(289)	$4,818	$654	$3,787	$(9,086)	$(116)
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(1)	(2)	—	423	—	420
Effect of exchange rate changes on cash and cash equivalents	—	—	—	2	—	2
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3	2	—	527	—	532
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2	$—	$—	$952	$—	$954

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Executive Overview
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
Management has considered the U.K. referendum vote on June 23, 2016 to depart from the E.U., the triggering of Article 50 of the Treaty of Lisbon (providing the right to and procedures for a member to leave the E.U.) on March 29, 2017, the early general election to be held on June 8, 2017, and the uncertainties about the near-term and longer-term effects of Brexit on the Company. The terms of Brexit, and its impact, are highly uncertain. For a further discussion of the risks of Brexit to the Company, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K, filed with the SEC on March 1, 2017.
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
On an annual basis for 2017, although we expect that approximately 22% of our revenues will be generated in the U.K., we expect that only about 12% of revenues will be denominated in Pounds sterling, as much of the insurance business is transacted in U.S. dollars. We expect that approximately 19% of our expenses will be denominated in Pounds sterling; thus, we generally benefit from a weakening Pound sterling in our income from operations. However, we have a Company hedging strategy for this aspect of our business, where revenues are generated in currencies different from the currency of the related expenses, which is designed to mitigate significant fluctuations in currency.
The markets for our consulting, technology and solutions, and private exchange services are subject to changes as a result of economic, regulatory and legislative changes, technological developments, and increased competition from established and new competitors. We believe the primary factors in selecting a human resources or risk management consulting firm include reputation, the ability to provide measurable increases to shareholder value and return on investment, global scale, quality of service and the ability to tailor services to clients’ unique needs. With regard to the market for exchanges, we believe that clients base their decisions on a variety of factors that include the ability of the provider to deliver measurable cost savings for clients, a strong reputation for efficient execution and an innovative service delivery model and platform. Part of the employer sponsored insurance market has matured and become more fragmented while other segments remain in the entry phase. As these market segments continue to evolve, we may experience growth in intervals, with periods of accelerated expansion balanced by periods of modest growth.
See Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K, filed with the SEC on March 1, 2017 for a discussion of risks that may affect our ability to compete.
Financial Statement Overview
The table below sets forth our summarized condensed consolidated statements of comprehensive income and data as a percentage of revenue for the periods indicated.

	Three Months Ended March 31,
	2017		2016
	($ in millions)
Total revenues	$2,319	100%	$2,234	100%
Costs of providing services
Salaries and benefits	1,191	51%	1,196	54%
Other operating expenses	401	17%	431	19%
Depreciation	46	2%	43	2%
Amortization	151	7%	161	7%
Restructuring costs	27	1%	25	1%
Integration expenses	40	2%	52	2%
Total costs of providing services	1,856		1,908
Income from operations	463	20%	326	15%
Interest expense	46	2%	46	2%
Other expense, net	20	1%	18	1%
Provision for income taxes	46	2%	18	1%
Interest in earnings of associates, net of tax	1	—%	1	—%
Income attributable to noncontrolling interests	(8)	—%	(7)	—%
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$344	15%	$238	11%
Diluted earnings per share	$2.50		$1.75
Consolidated Revenues
Revenues for the three months ended March 31, 2017 were $2.3 billion, compared to $2.2 billion for the three months ended March 31, 2016, an increase of $85 million, or 4%. All segments contributed to the increase in revenues, especially Human Capital and Benefits, which had strong demand and increased utilization, and Exchange Solutions. Additionally, our prior year consolidated revenues were reduced by $32 million that was not recognized during 2016 due to the write-off of deferred revenue as part of the purchase accounting for the Merger.
The components of the change in revenue generated for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,			Components of Revenue Change
	2017	2016	As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	($ in millions)
Revenue	$2,319	$2,234	4%	(2)%	6%	—%	6%
Definitions of Constant Currency Change and Organic Change are included under the section entitled Non-GAAP Financial Measures elsewhere within Item 2 of this Form 10-Q.
Our revenues can be materially impacted by changes in currency conversions, which can fluctuate significantly over the course of a calendar year. For the three months ended March 31, 2017, currency translation decreased our consolidated revenues by $50 million. The primary currencies driving the change were the Pound sterling and the Euro.

The following table details our top five markets based on the percentage of consolidated revenues (in U.S. dollars) from the countries where work is performed for the three months ended March 31, 2017. These figures do not represent the currency of the related revenue, which is presented in the next table.

Geographic Region	% of Revenues
United States	45%
United Kingdom	22%
France	9%
Germany	3%
Canada	2%
The table below details our revenues and expenses by transactional currency for the three months ended March 31, 2017.

	Revenues	Expenses (i)
U.S. dollars	53%	51%
Pounds sterling	12%	18%
Euro	20%	13%
Other currencies	15%	18%
____________________

i.
These percentages exclude certain expenses for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. These items include Merger-related amortization of intangible assets, restructuring costs, and integration expenses.

Segment Revenues
Beginning in 2017, we made certain changes that affect our segment results. These changes, which are detailed in the Form 8-K filed with the SEC on April 7, 2017, include the realignment of certain businesses within our segments, as well as changes to certain allocation methodologies to better reflect the ongoing nature of our businesses. The prior period comparatives reflected in the tables below have been retrospectively adjusted to reflect our current segment presentation. See Part I, Item 1. Note 4 — Segment Information of this Form 10-Q report for a further discussion of these changes.
The segment descriptions below should be read in conjunction with the full descriptions of our businesses contained in Part I, Item 1. Business, contained in our Annual Report on Form 10-K, filed with the SEC on March 1, 2017, as updated by the Form 8-K filed with the SEC on April 7, 2017.
The Company experiences seasonal fluctuations of its commissions and fees revenue. Revenue is typically higher during the Company’s first and fourth quarters due to timing of broking-related activities.
Human Capital and Benefits (‘HCB’)
The HCB segment provides an array of advice, broking, solutions and software for our clients. HCB is the largest segment of the Company. The segment is focused on addressing our clients’ employee and risk needs so that they can deliver sustainable employee experiences. This segment also delivers full outsourcing solutions to employers outside of the United States.
The following table sets out the components of HCB revenues for the three months ended March 31, 2017 and 2016, and the components of the change in commissions and fees for the three months ended March 31, 2017.

	Three Months Ended March 31,			Components of Change
			As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2017	2016
	($ in millions)
Commissions and fees	$951	$926	3%	(2)%	5%	—%	5%
Interest and other income	4	4
Total segment revenues	$955	$930
HCB total segment revenues for the three months ended March 31, 2017 and 2016 were $955 million and $930 million, respectively. Commissions and fees for the three months ended March 31, 2017 and 2016 were $951 million and $926 million, respectively. Retirement revenues increased in the first quarter, led by Great Britain and Western Europe. The demand for actuarial consulting projects and the timing of the European Easter holiday, which was observed in the first quarter of 2016, accounted for the increase. Revenues increased in the Americas due to an increase in utilization. Talent and Rewards experienced a large drop in revenues, primarily in the Rewards, Talent and Communication consulting business in North America. The recent restructuring program impacted this region the hardest, and as expected, external marketing efforts were impacted during this initiative which resulted in a lower pipeline for the first quarter of 2017. Healthcare consulting revenues were up significantly for all markets globally. Revenue in the Technology and Administration business in Great Britain experienced growth as a result of new administration clients and project activity.
Corporate Risk and Broking (‘CRB’)
The CRB segment provides a broad range of risk advice, insurance broking and consulting services to clients worldwide ranging from small businesses to multinational corporations. The segment delivers innovative, integrated global solutions tailored to client needs and underpinned by data and analytics. CRB operates as an integrated global team comprising both functional and geographic leadership. In these operations, we have extensive specialized experience handling diverse lines of insurance coverage, including complex risk management programs. A key objective is to assist clients in reducing their overall cost of risk.
The following table sets out the components of CRB revenues for the three months ended March 31, 2017 and 2016, and the components of the change in commissions and fees for the three months ended March 31, 2017.

	Three Months Ended March 31,			Components of Change
			As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2017	2016
	($ in millions)
Commissions and fees	$650	$641	1%	(2)%	3%	—%	3%
Interest and other income	5	6
Total segment revenues	$655	$647
CRB total segment revenues for the three months ended March 31, 2017 and 2016 were $655 million and $647 million, respectively. Commissions and fees for the three months ended March 31, 2017 and 2016 were $650 million and $641 million, respectively. International led the 2017 revenue growth, primarily due to regulatory changes, which brought forward business into the first quarter of 2017. Additionally, China and Hong Kong delivered significant new business. Western Europe also had strong organic growth, primarily in Southern Europe and France, as a result of new business wins. Great Britain grew slightly as a result of property and casualty growth and weaker comparables. North America organic revenue declined slightly, reflecting the strong first quarter in 2016, and while the pipeline is growing, there was a shortfall of contracted new business.
Investment, Risk and Reinsurance (‘IRR’)
The IRR segment uses a sophisticated approach to risk which helps clients free up capital and manage investment complexity. The segment works closely with investors, reinsurers and insurers to manage the equation between risk and return. Blending advanced analytics with deep institutional knowledge, IRR identifies new opportunities to maximize performance. IRR provides investment consulting services and insurance specific services and solutions through reserves opinions, software, ratemaking, usage-based insurance, risk underwriting and reinsurance broking.
The following table sets out the components of IRR revenues for the three months ended March 31, 2017 and 2016, and the components of the change in commissions and fees for the three months ended March 31, 2017.

	Three Months Ended March 31,			Components of Change
			As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2017	2016
	($ in millions)
Commissions and fees	$502	$498	1%	(4)%	5%	—%	5%
Interest and other income	5	4
Total segment revenues	$507	$502
IRR total segment revenues for the three months ended March 31, 2017 and 2016 were $507 million and $502 million, respectively. Commissions and fees for the three months ended March 31, 2017 and 2016 were $502 million and $498 million, respectively. Wholesale, Investment, Risk Consulting and Software, Max Mathiessen and Reinsurance all posted notable revenue growth, primarily as a result of strong sales and increased performance fees and timing. Portfolio Underwriting Services and WTW Securities (formerly Capital Markets) performances slightly offset the revenue growth for the segment.
Exchange Solutions (‘ES’)
The ES segment provides primary medical and ancillary benefit exchange and outsourcing services to active employees and retirees across both the group and individual markets. ES services individual populations via its ‘group to individual’ technology platform, which tightly integrates patented call routing technology, an efficient quoting and enrollment engine, a custom-developed Customer Relationship Management system and comprehensive insurance carrier connectivity. This segment also delivers group benefit exchanges and full outsourcing solutions serving the active employees of employers across the United States. ES uses Software as a Service (‘SaaS’)-based technology and related services to deliver consumer-driven healthcare and reimbursement accounts, including health savings accounts, health reimbursement arrangements, flexible spending accounts and other consumer-directed accounts.
The following table sets out the components of ES revenues for the three months ended March 31, 2017 and 2016, and the components of the change in commissions and fees for the three months ended March 31, 2017.

	Three Months Ended March 31,			Components of Change
			As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2017	2016
	($ in millions)
Commissions and fees	$179	$163	10%	—%	10%	—%	10%
Interest and other income	—	—
Total segment revenues	$179	$163
ES total segment revenues for the three months ended March 31, 2017 and 2016 were $179 million and $163 million, respectively. Retiree and Access Exchanges revenues increased by 6% and Active Exchanges revenue growth was 24%, primarily as a result of the 2017 annual enrollment season. Technology and Administration Solutions had strong revenue growth as well, as a result of obtaining new clients and higher levels of project activity.
ES revenue growth is expected to slow to around 10% in 2017 due to the stabilization of the retiree enrollments. We continue to expect the active exchange growth to be strong.
Costs of Providing Services
Total costs of providing services for the three months ended March 31, 2017 were $1.9 billion, compared to $1.9 billion for the three months ended March 31, 2016, a decrease of $52 million, or 3%. This decrease was due primarily to reductions in other operating expenses, amortization and integration costs. See the analysis below for further information.
Salaries and benefits
Salaries and benefits for the three months ended March 31, 2017 were $1.2 billion, compared to $1.2 billion for the three months ended March 31, 2016, a decrease of $5 million. Additionally, salaries and benefits as a percentage of revenue decreased from 54% to 51% since we were able to grow our revenue while maintaining our salaries and benefits costs. Salaries and benefits costs remained stable during the quarter with decreased share-based compensation expense, and additional net pension credits being offset by additional discretionary compensation accruals.
Other operating expenses
Other operating expenses for the three months ended March 31, 2017 were $401 million, compared to $431 million for the three months ended March 31, 2016, a decrease of $30 million, or 7%. This decrease was due primarily to the Stanford litigation provision of $50 million in the first quarter of 2016. This $50 million reduction was partially offset by reserves for CalPERS and other increases in litigation reserves. As result of these cost reductions, other operating expenses as a percentage of revenue decreased from 19% to 17%.
Depreciation
Depreciation for the three months ended March 31, 2017 was $46 million, compared to $43 million for the three months ended March 31, 2016, an increase of $3 million, or 7%. This increase was due primarily to additional assets placed in service during 2016. The depreciation expense for the three months ended March 31, 2017 was consistent with our depreciation expense for the three months ended December 31, 2016.

Amortization
Amortization for the three months ended March 31, 2017 was $151 million, compared to $161 million for the three months ended March 31, 2016, a decrease of $10 million, or 6%. This decrease occurred because the preliminary estimate of the fair value of intangible assets resulting from the Merger and the Gras Savoye acquisition was higher in the first quarter of 2016 than the final values recorded once purchase accounting was finalized in the fourth quarter of 2016. Additionally, our intangible amortization is more heavily weighted to the initial years of the useful lives of the related intangibles, and therefore amortization for these two acquisitions will continue to decrease over time.
Restructuring costs
Restructuring costs for the three months ended March 31, 2017 were $27 million, compared to $25 million for the three months ended March 31, 2016, an increase of $2 million, or 8%. These costs were incurred entirely for the Operational Improvement Program, for which the Company expects to incur $130 million of restructuring costs during fiscal year 2017, the final year of the program, bringing the cumulative restructuring charges for this program to approximately $440 million. Refer to Part 1, Item 1, Note 5 — Restructuring Costs for additional information regarding these costs.
Integration expenses
Integration expenses for the three months ended March 31, 2017 were $40 million, compared to $52 million for the three months ended March 31, 2016, a decrease of $12 million, or 23%. These reductions in expenses were driven by decreased spending on certain consulting, severance and transaction-related costs that were incurred initially as part of the Merger, offset by additional non-capitalizable costs incurred related to the integration of finance, information technology and human resources systems and processes.
Income from Operations
Income from operations for the three months ended March 31, 2017 was $463 million, compared to $326 million for the three months ended March 31, 2016, an increase of $137 million, or 42%. This increase resulted from increased revenue of $85 million coupled with reductions to total costs of providing services of $52 million.
Interest Expense
Interest expense for the three months ended March 31, 2017 was $46 million, which was flat compared to the prior year period.
Other Expense, Net
Other expense, net for the three months ended March 31, 2017 was $20 million, compared to $18 million for the three months ended March 31, 2016, an increase of $2 million, or 11%. This increase was due primarily to the impact of foreign exchange hedging contracts.
Provision for Income Taxes
Provision for income taxes for the three months ended March 31, 2017 was $46 million, compared to $18 million for the three months ended March 31, 2016. The effective tax rate was 11.6% for the three months ended March 31, 2017, and 6.9% for the three months ended March 31, 2016. Our effective tax rate is low as compared to the U.S. statutory rate of 35%. This is primarily due to our global mix of income, which creates deductions in jurisdictions with high statutory income tax rates. The effective tax rate for the three months ended March 31, 2017 was higher than the rate for the three months ended March 31, 2016, primarily due to the U.S. tax expense resulting from an internal reorganization of certain legacy Towers Watson businesses.
Net Income Attributable to Willis Towers Watson
Net income attributable to Willis Towers Watson for the three months ended March 31, 2017 was $344 million, compared to $238 million for the three months ended March 31, 2016, an increase of $106 million, or 45%. This increase resulted from additional income from operations of $137 million partially offset by additional tax expense resulting from an internal reorganization of certain legacy Towers Watson businesses.

Liquidity and Capital Resources
Executive Summary
Our principal sources of liquidity are funds generated by operating activities, available cash and cash equivalents and amounts available under our revolving credit facilities or new debt offerings.
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
Historically, we have not provided deferred taxes on cumulative earnings of our subsidiaries that have been reinvested indefinitely.  As a result of our plan to restructure or distribute accumulated earnings of certain acquired Towers Watson foreign operations, we continue to accrue deferred taxes on current year earnings of those subsidiaries. However, we assert that the historical cumulative earnings of our other subsidiaries are reinvested indefinitely, and therefore do not provide deferred tax liabilities on these amounts. If future events, including material changes in estimates of cash, working capital, long-term investment requirements or U.S. tax reform necessitate that additional earnings be distributed, an incremental provision for income and foreign withholding taxes, net of credits, may be necessary. Other potential sources of cash may be through settlement of intercompany loans or return of capital distributions in a tax-efficient manner.
Events that could change the historical cash flow dynamics discussed above include significant changes in operating results, potential future acquisitions or divestitures, material changes in geographic sources of cash, unexpected adverse impacts from litigation or regulatory matters, or future pension funding during periods of severe downturn in the capital markets.
In March 2017, we entered into a $1.25 billion revolving credit facility replacing our previous $800 million revolving credit facility. Borrowings against the $1.25 billion facility of $409 million and €45 million were used to repay all outstanding borrowings against the $800 million facility and the 7-year term loan due July 23, 2018.
Also in March 2017, the Company repaid the 6.200% senior notes due 2017 totaling $407 million, including accrued interest.
The Company is considering a long-term debt financing in the near term to refinance certain items, including amounts currently drawn on the revolving credit facility. We anticipate this refinancing will include raising funds of up to $700 million. Any such refinancing is dependent on the market and other conditions at the time.
Assets and liabilities associated with non-U.S. entities have been translated into U.S. dollars as of March 31, 2017 at U.S. dollar rates that fluctuate compared to historical periods. As a result, cash flows derived from changes in the condensed consolidated balance sheets include the impact of the change in foreign exchange translation rates.
Cash and Short-term Investments
Our cash and cash equivalents at March 31, 2017 totaled $901 million, compared to $870 million at December 31, 2016. The increase in cash from December 31, 2016 to March 31, 2017 was due primarily to cash flows from operations offset by fixed asset and software additions.
Additionally, $182 million was available to draw against our $1.25 billion revolving credit facility as compared to $557 million, which was available to draw against our previous $800 million revolving credit facility at December 31, 2016.
Included within cash and cash equivalents at March 31, 2017 are amounts held for regulatory capital adequacy requirements, including $88 million held within our regulated U.K. entities for regulatory capital adequacy requirements.

Summarized Condensed Consolidated Cash Flows
The following table presents the summarized consolidated cash flow information for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Net cash from/(used in):
Operating activities	$95	$119
Investing activities	(82)	417
Financing activities	14	(116)
INCREASE IN CASH AND CASH EQUIVALENTS	27	420
Effect of exchange rate changes on cash and cash equivalents	4	2
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	870	532
CASH AND CASH EQUIVALENTS, END OF PERIOD	$901	$954
Cash Flows From Operating Activities
Cash flows from operating activities were $95 million for the three months ended March 31, 2017, compared to cash flows from operating activities of $119 million for the three months ended March 31, 2016. The $95 million net cash from operating activities for the three months ended March 31, 2017 included net income of $352 million, adjusted for $119 million of non-cash adjustments, partially offset by changes in operating assets and liabilities of $376 million. The decrease in cash flows from operations in 2017 primarily resulted from increased revenues that have not yet been collected.
The $119 million of cash flows from operating activities for the three months ended March 31, 2016 included net income of $245 million and $164 million of non-cash adjustments to reconcile net income to cash provided by operating activities, partially offset by changes in operating assets and liabilities of $290 million.
Cash Flows (Used In)/From Investing Activities
Cash flows used in investing activities for the three months ended March 31, 2017 were $82 million, driven primarily by capital expenditures and capitalized software costs.
Cash flows from investing activities for the three months ended March 31, 2016 were $417 million, driven primarily by $476 million of cash acquired as a result of the Merger, which was a non-cash transaction as it was consummated through the issuance of shares. We also redeemed certain investments resulting in cash inflows of $20 million, which were offset by fixed asset purchases and capitalized costs of developing internal and external software totaling $66 million.
Cash Flows From/(Used In) Financing Activities
Cash flows from financing activities for the three months ended March 31, 2017 were $14 million. The significant financing activities included net borrowings of $219 million, which were offset by share repurchases of $156 million and dividend payments of $65 million.
Cash flows used in financing activities for the three months ended March 31, 2016 were $116 million, driven primarily by debt repayments of $1.5 billion, partially offset by debt issuances of $1.4 billion. No dividend was paid during the three months ended March 31, 2016, as the fourth quarter 2015 dividend was accelerated and paid during December 2015, prior to completion of the Merger.

Indebtedness
Total debt, total equity, and the capitalization ratio at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
	($ in millions)
Long-term debt	$3,975	$3,357
Short-term debt and current portion of long-term debt	120	508
Total debt	$4,095	$3,865

Total Willis Towers Watson shareholders’ equity	$10,278	$10,065

Capitalization ratio	28.5%	27.7%
At March 31, 2017, our material mandatory debt repayments over the next twelve months include scheduled repayments of $85 million on our term loan maturing in 2019 and $35 million on other debt.
At March 31, 2017 and December 31, 2016, we were in compliance with all financial covenants.
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
At March 31, 2017 and December 31, 2016, we had fiduciary funds of $2.9 billion and $2.5 billion, respectively.
Share Repurchase Program
The Company is authorized to repurchase shares, by way of redemption, and will consider whether to do so from time to time, based on many factors, including market conditions. At March 31, 2017, approximately $978 million remained on the current open-ended repurchase authority. The maximum number of shares that could be repurchased based on the closing price of our Ordinary Shares on March 31, 2017 of $130.89 was 7,464,222. The Company intends to repurchase up to $978 million in Company shares during the remainder of 2017 and 2018.
During the three months ended March 31, 2017, the Company had the following share repurchase activity:

Three Months Ended March 31, 2017
Shares repurchased	1,236,589
Average price per share	$126.24
Aggregate repurchase cost (excluding broker costs)	$156 million
Capital Commitments
Capital expenditures for fixed assets and software for internal use were $62 million during the three months ended March 31, 2017. The Company estimates that such expenditures will be approximately $188 million during the remainder of 2017. We expect cash from operations to adequately provide for these cash needs. There have been no material changes to our capital commitments since December 31, 2016.

Dividends
Total cash dividends of $65 million were paid during the three months ended March 31, 2017. In February 2017, the board of directors approved a quarterly cash dividend of $0.53 per share ($2.12 per share annualized rate), which was paid on April 17, 2017.
Off-Balance Sheet Arrangements and Contractual Obligations
Off-Balance Sheet Transactions
See Part II, Item 7. ‘Off-Balance Sheet Arrangements and Contractual Obligations’ in our Annual Report on Form 10-K, filed with the SEC on March 1, 2017, for a discussion pertaining to off-balance sheet transactions.
Contractual Obligations
Operating Leases. We lease office space and furniture under operating lease agreements with terms typically ranging from three to twenty years. We have determined that there is not a large concentration of leases that will expire in any one fiscal year. Consequently, management anticipates that any increase in future rent expense on leases will be mainly market-driven. We also lease cars and selected computer equipment under operating lease agreements. For acquired operating leases, intangible assets or liabilities have been recognized for the differences between the contractual cash obligations and the estimated market rates at the time of acquisition. These intangibles are amortized to rent expense but do not affect our contractual cash obligations. There have been no material changes to our operating lease obligations since we filed our Annual Report on Form 10-K with the SEC on March 1, 2017.
Material changes to our other contractual obligations since we filed our Annual Report on Form 10-K with the SEC on March 1, 2017, are discussed in Note 9 — Debt and Note 11 — Retirement Benefits.
Non-GAAP Financial Measures
In order to assist readers of our condensed consolidated financial statements in understanding the core operating results that Willis Towers Watson’s management uses to evaluate the business and for financial planning purposes, we present the following non-GAAP measures and their most directly comparable U.S. GAAP measure:

Most Directly Comparable U.S. GAAP Measure	Non-GAAP Measure
Total revenues	Adjusted revenues
As reported change	Constant currency change
As reported change	Organic change
Income from operations	Adjusted operating income
Net income	Adjusted EBITDA
Net income attributable to Willis Towers Watson	Adjusted net income
Diluted earnings per share	Adjusted diluted earnings per share
Income from operations before income taxes and interest in earnings of associates	Adjusted income before taxes
Provision for income taxes/U.S. GAAP tax rate	Adjusted income taxes/tax rate
Net cash from operating activities	Free cash flow
The Company believes that these measures are relevant and provide useful information widely used by analysts, investors and other interested parties in our industry to provide a baseline for evaluating and comparing our operating performance, and in the case of free cash flow, our liquidity results.
Within these measures, we have adjusted for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. These items include the following:

•
Restructuring costs and integration expenses - Management believes it is appropriate to adjust for restructuring costs and integration expenses when they relate to a specific significant program with a defined set of activities and costs that are not expected to continue beyond a defined period of time. We believe the adjustment is necessary to present how the Company is performing, both now and in the future when these programs will have concluded.

•	Fair value adjustment to deferred revenue - Adjustment in 2016 to normalize for the deferred revenue written down as part of the purchase accounting for the Merger.

•	Gains and losses on disposals of operations - Adjustment to remove the results of disposed operations.

•	Provision for Stanford litigation - The 2016 provision for the Stanford litigation matter, which we consider to be a non-ordinary course litigation matter.

•
Tax effects of internal reorganization - Relates to the U.S. income tax expense resulting from the completion of an internal reorganization of the ownership of certain businesses that reduced the investments held by our U.S.-controlled subsidiaries.

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
Adjusted revenues is defined as total revenues adjusted for the fair value adjustment for deferred revenues that would otherwise have been recognized but for the purchase accounting treatment of these transactions. U.S. GAAP accounting requires the elimination of this revenue.
We have included the reconciliation of total revenues to adjusted revenues in the table below, together with our reconciliation of the revenues change to the constant currency and organic changes.
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

•
Organic change - The organic presentation excludes both the impact of fluctuations in foreign currency exchange rates, as described above, as well as the period-over-period impact of acquisitions and divestitures. We believe that excluding transaction-related items from our U.S. GAAP financial measures provides useful supplemental information to our investors, and it is important in illustrating what our core operating results would have been had we not incurred these transaction-related items, since the nature, size and number of these transaction-related items can vary from period to period.

The constant currency and organic change results, and a reconciliation from the reported results for consolidated revenues are included in the Financial Statement Overview section within this Form 10-Q. These measures are also reported by segment in the Segment Revenues section within this Form 10-Q.

A reconciliation of total revenues to adjusted revenues for the three months ended March 31, 2017 and 2016, and a reconciliation of the reported change to the constant currency and organic changes for the three months ended March 31, 2017 is as follows:

	Three Months Ended March 31,			Components of Revenue Change(i)
			Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2017	2016
	($ in millions)
Total revenues	$2,319	$2,234	4%	(2)%	6%	—%	6%
Fair value adjustment for deferred revenue	—	32
Adjusted revenues	$2,319	$2,266	2%	(2)%	5%	—%	5%
__________________________

i.	Components of the adjusted revenue change may not recalculate to the constant currency change presented due to rounding.
Adjusted Operating Income
We consider adjusted operating income to be an important financial measure, which is used to internally evaluate and assess our core operations and to benchmark our operating results against our competitors.
Adjusted operating income is defined as income from operations adjusted for amortization, restructuring costs, integration expenses, the fair value adjustment for deferred revenue and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results.
A reconciliation of income from operations to adjusted operating income for the three months ended March 31, 2017 and 2016, respectively, is as follows:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Income from operations	$463	$326
Adjusted for certain items:
Amortization	151	161
Restructuring costs	27	25
Integration expenses	40	52
Provision for the Stanford litigation	—	50
Fair value adjustment for deferred revenue	—	32
Adjusted operating income	$681	$646
Adjusted operating income for the three months ended March 31, 2017 was $681 million, compared to $646 million for the three months ended March 31, 2016. While our income from operations increased by $137 million, certain increases in revenue or cost reductions in 2017 were as a result of non-core adjustments during the three months ended March 31, 2016. Adjusting for these items, our adjusted operating income increased by $35 million, largely due to additional client demand partially offset by increases in normal litigation reserves.
Adjusted EBITDA
We consider adjusted EBITDA to be an important financial measure, which is used internally to evaluate and assess our core operations, to benchmark our operating results against our competitors, and to evaluate and measure our performance-based compensation plans.
Adjusted EBITDA is defined as net income adjusted for provision for income taxes, interest expense, depreciation and amortization, restructuring costs, integration expenses, the fair value adjustment for deferred revenue, gain on disposal of operations and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results.

A reconciliation of net income to adjusted EBITDA for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
	2017	2016
	(in millions)
NET INCOME	$352	$245
Provision for income taxes	46	18
Interest expense	46	46
Depreciation	46	43
Amortization	151	161
Restructuring costs	27	25
Integration expenses	40	52
Provision for the Stanford litigation	—	50
Fair value adjustment for deferred revenue	—	32
Gain on disposal of operations	—	(1)
Adjusted EBITDA	$708	$671
Adjusted EBITDA for the three months ended March 31, 2017 was $708 million, compared to $671 million for the three months ended March 31, 2016. As noted above, while our income from operations increased by $137 million, certain increases in revenue or reductions to costs in 2017 were as a result of non-core adjustments during the three months ended March 31, 2016. Adjusting for these items, our adjusted EBITDA increased by $37 million, largely due to additional client demand partially offset by increases in normal litigation reserves.
Adjusted Net Income and Adjusted Diluted Earnings Per Share
Adjusted net income is defined as net income attributable to Willis Towers Watson adjusted for amortization, restructuring costs, integration expenses, the fair value adjustment for deferred revenue, gain on disposal of operations and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results and the related tax effect of those adjustments. This measure is used solely for the purpose of calculating adjusted diluted earnings per share.
Adjusted diluted earnings per share is defined as adjusted net income divided by the weighted average number of shares of common stock, diluted. Adjusted diluted earnings per share is used to internally evaluate and assess our core operations and to benchmark our operating results against our competitors.

A reconciliation of net income attributable to Willis Towers Watson to adjusted diluted earnings per share for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
	2017	2016
	($ in millions)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$344	$238
Adjusted for certain items (i):
Amortization	151	161
Restructuring costs	27	25
Integration expenses	40	52
Provision for the Stanford litigation	—	50
Fair value adjustment for deferred revenue	—	32
Gain on disposal of operations	—	(1)
Tax effect on certain items listed above(ii)	(69)	(93)
Tax effects of internal reorganization	19	—
Adjusted net income	$512	$464

Weighted average shares of common stock — diluted	138	136

Diluted earnings per share	$2.50	$1.75
Adjusted for certain items(i):
Amortization	1.09	1.18
Restructuring costs	0.19	0.18
Integration expenses	0.29	0.38
Provision for the Stanford litigation	—	0.37
Fair value adjustment for deferred revenue	—	0.24
Gain on disposal of operations	—	(0.01)
Tax effect on certain items listed above(ii)	(0.50)	(0.68)
Tax effects of internal reorganization	0.14	—
Adjusted diluted earnings per share	$3.71	$3.41

__________________________

i.
In the second quarter of 2016, Willis Towers Watson changed the manner in which adjusted items are presented in the reconciliation of adjusted net income. This change resulted in adjusted items being presented on a pretax basis and the related tax impacts on adjusted items being aggregated into a separate line item. The adjusted items for the prior period presented were conformed to the current period presentation.

ii.	The tax effect was calculated using an effective tax rate for each item.
As noted above, in analyzing both our adjusted operating income and adjusted EBITDA, the Company experienced additional client demand during the quarter, partially offset by increases in normal litigation reserves. Our adjusted diluted earnings per share benefited from this growth.
Adjusted Income Before Taxes and Adjusted Income Taxes/Tax Rate
Adjusted income before taxes is defined as income from operations before income taxes and interest in earnings of associates adjusted for amortization, restructuring costs, integration expenses, the fair value adjustment for deferred revenue, gain on disposal of operations and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results. Adjusted income before taxes is used solely for the purpose of calculating the adjusted income tax rate.
Adjusted income taxes/tax rate is defined as the provision for income taxes adjusted for taxes on certain items of amortization, restructuring costs, integration expenses, the fair value adjustment for deferred revenue, gain on disposal of operations, tax effects of internal reorganization and non-recurring items that, in management’s judgment, significantly affect the period-over-

period assessment of operating results, divided by adjusted income before taxes. Adjusted income taxes is used solely for the purpose of calculating the adjusted income tax rate.
Management believes that the adjusted income tax rate presents a rate that is more closely aligned to the rate that we would incur if not for the reduction of pre-tax income for the adjusted items and the tax effects of our internal reorganization, which are not core to our current and future operations.
A reconciliation of income from operations before income taxes and interest in earnings of associates to adjusted income and provision for income taxes to adjusted income taxes for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
	2017	2016
	($ in millions)
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	$397	$262
Adjusted for certain items:
Amortization	151	161
Restructuring costs	27	25
Integration expenses	40	52
Provision for the Stanford litigation	—	50
Fair value adjustment for deferred revenue	—	32
Gain on disposal of operations	—	(1)
Adjusted income before taxes	$615	$581

Provision for income taxes	$46	$18
Tax effect on certain items listed above	69	94
Tax effects of internal reorganization	(19)	—
Adjusted income taxes	$96	$112

U.S. GAAP tax rate	11.6%	6.9%
Adjusted income tax rate	15.6%	19.3%
During the quarter ended March 31, 2017, we recorded certain tax adjustments of $19 million which relate to U.S. income tax expense resulting from an internal reorganization of certain legacy Towers Watson businesses that reduced the investments held by our U.S.-controlled non-U.S. subsidiaries. The $19 million tax expense was recorded in the provision for income taxes in the condensed consolidated statement of comprehensive income for March 31, 2017.
Our U.S. GAAP tax rate is lower (11.6% and 6.9% at March 31, 2017 and 2016, respectively) as compared to the U.S. statutory tax rate of 35%. This is primarily due to our global mix of income which creates deductions in jurisdictions with high statutory income tax rates. After adjusting for the impact of non-core 2016 adjustments, intangible amortization and tax resulting from an internal reorganization in 2017, our adjusted income tax rates were 15.6% and 19.3% at March 31, 2017 and 2016, respectively. The adjusted tax rate for the three months ended March 31, 2017 is lower than that for the three months ended March 31, 2016, primarily due to the additional realization of deferred tax benefits.
Free Cash Flow
Free cash flow is defined as cash flows from operating activities less cash used to purchase fixed assets and software for internal use and is used to evaluate our liquidity.

A reconciliation of cash flows from operating activities to free cash flow for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
	2017	2016(i)
	(in millions)
Cash flows from operating activities	$95	$119
Less: Additions to fixed assets and software for internal use	(62)	(48)
Free cash flow	$33	$71
__________________________

i.
As a result of the adoption of ASU 2016-09, cash flows from operating activities for the three months ended March 31, 2016 increased by $1 million, increasing free cash flow by the same amount. See Part I, Item 1. Note 2 - Basis of Presentation and Recent Accounting Pronouncements of this Form 10-Q report for a further discussion of this change

The decrease in both cash flows from operations and free cash flows in 2017 primarily resulted from increased revenues that have not yet been collected.
Critical Accounting Policies and Estimates
There were no material changes from the Critical Accounting Policies and Estimates disclosed in our 2016 Annual Report on Form 10-K, filed with the SEC on March 1, 2017.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have considered changes in our exposure to market risks during the three months ended March 31, 2017, including additional exposures to market risks as a consequence of the Merger, and have determined that there have been no material changes to our exposure to market risks from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2017, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (‘CEO’) and the Chief Financial Officer (‘CFO’), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined by Exchange Act

Rule 13a-15(e). Based upon that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures are effective in ensuring that the information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the CEO and the CFO, as appropriate, to allow for timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1, regarding our legal proceedings is incorporated by reference herein from Part I, Item 1, Note 12 — Commitments and Contingencies - Legal Proceedings of the notes to the condensed consolidated financial statements in this Form 10-Q for the quarter ended March 31, 2017.
ITEM 1A. RISK FACTORS
There are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 1, 2017. We urge you to read the risk factors contained in our Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2017, no shares were issued by the Company without registration under the Securities Act of 1933, as amended.
(c) Issuer Purchases of Equity Securities
The Company is authorized to repurchase shares, by way of redemption, and will consider whether to do so from time to time, based on many factors, including market conditions.
The following table presents specified information about the Company’s repurchases of ordinary shares in the first quarter of 2017 and the Company’s repurchase authority.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2017 through January 31, 2017	478,696	$125.30	478,696	8,222,115
February 1, 2017 through February 28, 2017	401,438	$124.86	401,438	7,820,677
March 1, 2017 through March 31, 2017	356,455	$129.04	356,455	7,464,222
	1,236,589	$126.24	1,236,589
The maximum number of shares that may yet be purchased under the existing stock repurchase plan is 7,464,222. At March 31, 2017, approximately $978 million remained on the current open-ended repurchase authorities granted by the board. An estimate of the maximum number of shares under the existing authority was determined using the closing price of our Ordinary Shares on March 31, 2017 of $130.89.
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
Gras Savoye, a non-U.S. affiliate of Willis Towers Watson, acts as a broker for the Iranian Embassy in Paris, placing health insurance for the diplomatic staff and handling the related claims administration. The policy was placed with GBG Insurance Limited on December 27, 2016 for the 2017 policy year. Premium payments are made quarterly, and a premium payment of €64,344 was received by Gras Savoye on April 10, 2017 for the policy. Gras Savoye will retain a commission of €7,721 from this payment. Health benefits of approximately €12,926 were paid to beneficiaries during the first quarter of 2017. Gras Savoye will not renew this policy at the end of 2017.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1
Amended and Restated Credit Agreement, dated as of March 7, 2017, among Trinity Acquisition plc, Willis Towers Watson Public Limited Company, the lenders party thereto and Barclays Bank PLC., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on March 9, 2017)

10.2
Amended and Restated Guaranty Agreement, dated as of March 7, 2017, among Trinity Acquisition plc, Willis Towers Watson Public Limited Company, the other guarantors party thereto and Barclays Bank PLC, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on March 9, 2017)

10.3
Amendment No. 2, dated as of March 31, 2017, to the Term Loan Credit Agreement dated as of November 20, 2015, among Towers Watson Delaware Inc., as borrower, each lender from time to time party thereto, and Bank of America, N.A., as administrative agent*

10.4
Amendment No. 3, dated as of April 28, 2017, to the Term Loan Credit Agreement dated as of November 20, 2015, among Towers Watson Delaware Inc., as borrower, each lender from time to time party thereto, and Bank of America, N.A., as administrative agent*

10.5	Settlement Agreement, dated as of February 17, 2017, between Willis Limited, Willis Group Holdings Public Limited Company and Timothy D. Wright†*
31.1	Certification of the Registrant’s Chief Executive Officer, John J. Haley, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*
31.2	Certification of the Registrant’s Chief Financial Officer, Roger F. Millay, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*
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

Willis Towers Watson Public Limited Company
(Registrant)

/s/ John J. Haley		May 9, 2017
Name:	John J. Haley	Date
Title:	Chief Executive Officer

/s/ Roger F. Millay		May 9, 2017
Name:	Roger F. Millay	Date
Title:	Chief Financial Officer

/s/ Susan D. Davies		May 9, 2017
Name:	Susan D. Davies	Date
Title:	Principal Accounting Officer and Controller