Form 10-Q
period 2017-06-30
WILLIS TOWERS WATSON PLC
filed 2017-08-07
CIK 1140536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐      No  ☑
As of August 1, 2017, there were outstanding 134,288,846 ordinary shares, nominal value $0.000304635 per share, of the registrant.

WILLIS TOWERS WATSON
INDEX TO FORM 10-Q
For the Three and Six Months Ended June 30, 2017

Certain Definitions
The following definitions apply throughout this quarterly report unless the context requires otherwise:

‘We,’ ‘Us,’ ‘Company,’ ‘Willis Towers Watson,’ ‘Our,’ ‘Willis Towers Watson plc’ or ‘WTW’	Willis Towers Watson Public Limited Company, a company organized under the laws of Ireland, and its subsidiaries

‘shares’	The ordinary shares of Willis Towers Watson Public Limited Company, nominal value $0.000304635 per share

‘Legacy Willis’ or ‘Willis’	Willis Group Holdings Public Limited Company and its subsidiaries, predecessor to Willis Towers Watson, prior to the Merger

‘Legacy Towers Watson’ or ‘Towers Watson’	Towers Watson & Co. and its subsidiaries

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
There are important risks, uncertainties, events and factors that could cause our actual results or performance to differ materially from those in the forward-looking statements contained in this document, including the following:

•	changes in general economic, business and political conditions, including changes in the financial markets;

•	consolidation in or conditions affecting the industries in which we operate;

•	any changes in the regulatory environment in which we operate, including, among other risks, the impact of pending Financial Conduct Authority (‘FCA’) market studies;

•	our ability to successfully manage ongoing organizational changes;

•	our ability to successfully integrate the Towers Watson, Gras Savoye and Legacy Willis businesses, operations and employees, and realize anticipated growth, synergies and cost savings;

•	the potential impact of the Merger on relationships, including with employees, suppliers, clients and competitors;

•	significant competition that we face and the potential for loss of market share and/or profitability;

•	compliance with extensive government regulation;

•	our ability to make divestitures or acquisitions and our ability to integrate or manage such acquired businesses;

•	the risk that we may not be able to repurchase our intended number of outstanding shares due to M&A activity or investment opportunities, market or business conditions, or other factors;

•	expectations, intentions and outcomes relating to outstanding litigation;

•	the impact of seasonality and differences in timing of renewals;

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
WILLIS TOWERS WATSON
Condensed Consolidated Statements of Comprehensive Income
(In millions of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Commissions and fees	$1,930	$1,894	$4,233	$4,113
Interest and other income	23	55	39	70
Total revenues	1,953	1,949	4,272	4,183
Costs of providing services
Salaries and benefits	1,148	1,201	2,339	2,397
Other operating expenses	391	373	792	804
Depreciation	51	44	97	87
Amortization	149	125	300	286
Restructuring costs	27	41	54	66
Integration expenses	63	29	103	81
Total costs of providing services	1,829	1,813	3,685	3,721
Income from operations	124	136	587	462
Interest expense	46	47	92	93
Other expense/(income), net	30	(6)	50	12
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	48	95	445	357
Provision for income taxes	8	19	54	37
INCOME FROM OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	40	76	391	320
Interest in earnings of associates, net of tax	1	—	2	1
NET INCOME	41	76	393	321
Income attributable to non-controlling interests	(8)	(4)	(16)	(11)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$33	$72	$377	$310

EARNINGS PER SHARE
Basic earnings per share	$0.24	$0.52	$2.77	$2.26
Diluted earnings per share	$0.24	$0.51	$2.75	$2.25

Cash dividends declared per share	$0.53	$0.48	$1.06	$0.96

Comprehensive income/(loss) before non-controlling interests	$181	$(62)	$512	$169
Comprehensive (income)/loss attributable to non-controlling interests	(16)	6	(27)	(3)
Comprehensive income/(loss) attributable to Willis Towers Watson	$165	$(56)	$485	$166
See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON
Condensed Consolidated Balance Sheets
(In millions of U.S. dollars, except share data)
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$852	$870
Fiduciary assets	12,751	10,505
Accounts receivable, net	2,288	2,080
Prepaid and other current assets	342	337
Total current assets	16,233	13,792
Fixed assets, net	895	839
Goodwill	10,509	10,413
Other intangible assets, net	4,156	4,368
Pension benefits assets	595	488
Other non-current assets	386	353
Total non-current assets	16,541	16,461
TOTAL ASSETS	$32,774	$30,253
LIABILITIES AND EQUITY
Fiduciary liabilities	$12,751	$10,505
Deferred revenue and accrued expenses	1,311	1,481
Short-term debt and current portion of long-term debt	85	508
Other current liabilities	882	876
Total current liabilities	15,029	13,370
Long-term debt	4,097	3,357
Liability for pension benefits	1,271	1,321
Deferred tax liabilities	823	864
Provision for liabilities	637	575
Other non-current liabilities	473	532
Total non-current liabilities	7,301	6,649
TOTAL LIABILITIES	22,330	20,019
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NON-CONTROLLING INTEREST	57	51
EQUITY (i)
Additional paid-in capital	10,658	10,596
Retained earnings	1,402	1,452
Accumulated other comprehensive loss, net of tax	(1,776)	(1,884)
Treasury shares, at cost, 149,572 shares in 2017 and 795,816 shares in 2016, and 40,000 shares, €1 nominal value, in 2017 and 2016	(21)	(99)
Total Willis Towers Watson shareholders’ equity	10,263	10,065
Non-controlling interests	124	118
Total equity	10,387	10,183
TOTAL LIABILITIES AND EQUITY	$32,774	$30,253

i.
Equity includes (a) Ordinary shares $0.000304635 nominal value; Authorized 1,510,003,775; Issued 134,744,951 (2017) and 137,075,068 (2016); Outstanding 134,612,898 (2017) and 136,296,771 (2016); (b) Ordinary shares, €1 nominal value; Authorized and Issued 40,000 shares in 2017 and 2016; and (c) Preference shares, $0.000115 nominal value; Authorized 1,000,000,000 and Issued none in 2017 and 2016.

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON
Condensed Consolidated Statements of Cash Flows
(In millions of U.S. dollars)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$393	$321
Adjustments to reconcile net income to total net cash from operating activities:
Depreciation	112	87
Amortization	300	286
Net periodic benefit of defined benefit pension plans	(65)	(47)
Provision for doubtful receivables from clients	11	21
Benefit from deferred income taxes	(74)	(56)
Share-based compensation	33	68
Non-cash foreign exchange gain	(13)	(22)
Other, net	33	16
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable	(174)	(123)
Fiduciary assets	(1,934)	(1,240)
Fiduciary liabilities	1,934	1,240
Other assets	(216)	(142)
Other liabilities	(73)	(45)
Provisions	52	72
Net cash from operating activities	319	436
CASH FLOWS (USED IN)/FROM INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	(119)	(92)
Capitalized software costs	(32)	(42)
Acquisitions of operations, net of cash acquired	(13)	419
Other, net	9	23
Net cash from/(used in) investing activities	(155)	308
CASH FLOWS USED IN FINANCING ACTIVITIES
Net borrowings/(payments) on revolving credit facility	283	(393)
Senior notes issued	650	1,606
Proceeds from issuance of other debt	32	404
Debt issuance costs	(9)	(14)
Repayments of debt	(695)	(1,826)
Repurchase of shares	(296)	(38)
Proceeds from issuance of shares	37	28
Payments of deferred and contingent consideration related to acquisitions	(44)	—
Cash paid for employee taxes on withholding shares	(3)	(9)
Dividends paid	(137)	(67)
Acquisitions of and dividends paid to non-controlling interests	(14)	(15)
Net cash used in financing activities	(196)	(324)
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(32)	420
Effect of exchange rate changes on cash and cash equivalents	14	(3)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	870	532
CASH AND CASH EQUIVALENTS, END OF PERIOD	$852	$949

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON
Condensed Consolidated Statements of Changes in Equity
(In millions of U.S. dollars and number of shares in thousands)
(Unaudited)

	Shares outstanding (i)	Additional paid-in capital	Retained earnings	Treasury shares	AOCL (ii)	Total WTW shareholders’ equity	Non-controlling interests	Total equity	Redeemable Non-controlling interest (iii)	Total
Balance as of December 31, 2015	68,625	$1,672	$1,597	$(3)	$(1,037)	$2,229	$131	$2,360	$53
Shares repurchased	(303)	—	(38)	—	—	(38)	—	(38)	—
Net income	—	—	310	—	—	310	7	317	4	$321
Dividends	—	—	(130)	—	—	(130)	(6)	(136)	(5)
Other comprehensive income/(loss)	—	—	—	—	(144)	(144)	(8)	(152)	—	$(152)
Issuance of shares under employee stock compensation plans	565	34	—	—	—	34	—	34	—
Issuance of shares for acquisitions	69,500	8,686	—	—	—	8,686	—	8,686	—
Replacement share-based compensation awards issued on acquisition	—	37	—	—	—	37	—	37	—
Share-based compensation	—	68	—	—	—	68	—	68	—
Additional non-controlling interests	—	(1)	—	—	—	(1)	14	13	—
Foreign currency translation	—	(1)	—	—	—	(1)	—	(1)	—
Balance as of June 30, 2016	138,387	$10,495	$1,739	$(3)	$(1,181)	$11,050	$138	$11,188	$52

Balance as of December 31, 2016	136,297	$10,596	$1,452	$(99)	$(1,884)	$10,065	$118	$10,183	$51
Adoption of ASU 2016-16 (See Note 2)	—	—	(3)	—	—	(3)	—	(3)	—
Shares repurchased	(2,238)	—	(278)	(18)	—	(296)	—	(296)	—
Shares canceled	—	—	—	96	—	96	—	96	—
Net income	—	—	377	—	—	377	11	388	5	$393
Dividends	—	—	(146)	—	—	(146)	(12)	(158)	(3)
Other comprehensive income/(loss)	—	—	—	—	108	108	7	115	4	$119
Issuance of shares under employee stock compensation plans	554	38	—	—	—	38	—	38	—
Share-based compensation	—	33	—	—	—	33	—	33	—
Additional non-controlling interests	—	(1)	—	—	—	(1)	—	(1)	—
Foreign currency translation	—	(8)	—	—	—	(8)	—	(8)	—
Balance as of June 30, 2017	134,613	$10,658	$1,402	$(21)	$(1,776)	$10,263	$124	$10,387	$57
_____________________________________________

i.
The nominal value of the ordinary shares and the number of ordinary shares issued in the balance as of December 31, 2015 have been retroactively adjusted to reflect the reverse stock split on January 4, 2016. See Note 3 — Merger for further details.

ii.	Accumulated other comprehensive loss, net of tax (‘AOCL’).

iii.	The non-controlling interest is related to Max Matthiessen Holding AB.
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
The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results that can be expected for the entire year. The results reflect certain estimates and assumptions made by management, including those estimates used in calculating acquisition consideration and fair value of tangible and intangible assets and liabilities, professional liability claims, estimated bonuses, valuation of billed and unbilled receivables, and anticipated tax liabilities that affect the amounts reported in the condensed consolidated financial statements and related notes.
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

•
We expect our accounting for deferred costs will change. First, for those portions of the business that currently defer costs (related to system implementation activities), the length of time over which we amortize those costs is expected to extend to a longer estimated contract term. Currently these costs are amortized over a typical period of 3-5 years in accordance with the initial stated terms of the customer agreement. Second, we believe there will be other types of arrangements with associated costs that do not meet the criteria for cost deferral under current U.S. GAAP but do meet the criteria under the new standard. We are still evaluating the types of arrangements that might now have cost deferral impacts, however we expect this guidance to apply to our broking arrangements and certain consulting engagements.

To prepare for the additional disclosure requirements, we are currently implementing additional tools to support our revenue recognition and data collection processes, which will be in place and effective on January 1, 2018.
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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which amends guidance on presentation and classification of eight specific cash flow issues with the objective of reducing diversity in practice. The ASU becomes effective for the Company on January 1, 2018. Early adoption is permitted, and any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is still assessing the impact of this ASU, but we believe the impact on our financial statements will be immaterial as we are currently largely in compliance with its requirements.
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
In May 2017, the FASB issued ASU No. 2017-09, Stock Compensation - Scope of Modification Accounting, which provides guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The ASU requires that an entity should account for the effects of a modification unless the fair value (or calculated value or intrinsic value, if used), vesting conditions and classification (as equity or liability) of the modified award are all the same as for the original award immediately before the modification. The ASU becomes effective for the Company on January 1, 2018, and should be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted, including adoption in any interim period. The Company is currently assessing the impact that this standard will have on any awards that are modified once this standard is adopted.
Adopted
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU became effective for the Company on January 1, 2017. In accordance with the prospective adoption of the recognition of excess tax benefits and deficiencies in the condensed consolidated statements of comprehensive income, we recognized a $1 million and $2 million tax benefit in provision for income taxes during the three and six months ended June 30, 2017, respectively. In addition, we elected to prospectively adopt the amendment to present excess tax benefits on share-based compensation as an operating activity, resulting in the recognition of a $2 million excess tax benefit as an operating activity in the condensed consolidated statement of cash flows for the six months ended June 30, 2017. We elected to continue to estimate expected forfeitures. We also retrospectively adopted the amendment to present cash payments to tax authorities in connection with shares withheld to meet statutory tax withholding requirements as a financing activity. As a result, this $9 million use of cash was reclassified from net cash from operating activities to net cash used in financing activities in the condensed consolidated statement of cash flows for the six months ended June 30, 2016.
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
At the effective time of the Merger (the ‘Effective Time’), each issued and outstanding share of Towers Watson common stock (the ‘Towers Watson shares’) was converted into the right to receive 2.6490 validly issued, fully paid and nonassessable ordinary shares of Willis (the ‘Willis ordinary shares’), $0.000115 nominal value per share, other than any Towers Watson shares owned by Towers Watson, Willis or Merger Sub at the Effective Time and the Towers Watson shares held by stockholders who are entitled to, and who properly exercised, dissenter’s rights under Delaware law.

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

January 4, 2016
Cash and cash equivalents	$476
Accounts receivable, net	825
Other current assets	82
Fixed assets, net	204
Goodwill	6,783
Intangible assets	3,991
Pension benefits assets	67
Other non-current assets	115
Deferred tax liabilities	(1,151)
Liability for pension benefits	(923)
Other current liabilities (i)	(667)
Other non-current liabilities (ii)	(331)
Long-term debt, including current portion (iii)	(740)
Net assets acquired	$8,731
Non-controlling interests acquired	(8)
Allocated aggregate Merger consideration	$8,723
____________________

i.	Includes $348 million in accounts payable, accrued liabilities and deferred revenue, $308 million in employee-related liabilities and $11 million in other current liabilities.

ii.	Includes acquired contingent liabilities of $242 million. See Note 12 - Commitments and Contingencies for a discussion of our material acquired contingencies related to Legacy Towers Watson.

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
		$3,991
____________________

i.
Represents individual in-process research and development (‘IPR&D’) software components not placed into service as of the acquisition date. These assets were subsequently placed into service during the three months ended March 31, 2017, were reclassified into finite-lived software intangible assets, and are being amortized in line with underlying cash flows or on a straight-line basis.

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
The following table presents segment commissions and fees, segment interest and other income, segment revenues, and segment operating income for our reportable segments for the three months ended June 30, 2017 and 2016.

	Three Months Ended June 30,
	HCB		CRB		IRR		ES		Total
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Segment commissions and fees	$718	$731	$624	$627	$383	$380	$178	$154	$1,903	$1,892
Segment interest and other income	11	5	6	6	6	44	—	1	23	56
Segment revenues	$729	$736	$630	$633	$389	$424	$178	$155	$1,926	$1,948

Segment operating income	$123	$128	$100	$99	$97	$123	$34	$34	$354	$384
The following table presents segment commissions and fees, segment interest and other income, segment revenues, and segment operating income for our reportable segments for the six months ended June 30, 2017 and 2016.

	Six Months Ended June 30,
	HCB		CRB		IRR		ES		Total
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Segment commissions and fees	$1,669	$1,657	$1,274	$1,268	$885	$878	$357	$317	$4,185	$4,120
Segment interest and other income	15	9	11	12	11	48	—	1	37	70
Segment revenues	$1,684	$1,666	$1,285	$1,280	$896	$926	$357	$318	$4,222	$4,190

Segment operating income	$472	$441	$222	$209	$319	$322	$72	$77	$1,085	$1,049

The following table presents a reconciliation of the information reported by segment to the Company’s consolidated amounts reported for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Total segment revenues	$1,926	$1,948	$4,222	$4,190
Fair value adjustment for deferred revenue	—	(26)	—	(58)
Reimbursable expenses and other	27	27	50	51
Total revenues	$1,953	$1,949	$4,272	$4,183

Total segment operating income	$354	$384	$1,085	$1,049
Fair value adjustment for deferred revenue	—	(26)	—	(58)
Amortization	(149)	(125)	(300)	(286)
Restructuring costs	(27)	(41)	(54)	(66)
Integration expenses	(63)	(29)	(103)	(81)
Provision for the Stanford litigation	—	—	—	(50)
Unallocated, net (i)	9	(27)	(41)	(46)
Income from operations	124	136	587	462
Interest expense	46	47	92	93
Other expense/(income), net	30	(6)	50	12
Income from operations before income taxes and interest in earnings of associates	$48	$95	$445	$357
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
Note 5 — Restructuring Costs
The Company has two major elements of the restructuring costs included in its condensed consolidated financial statements, which are the Operational Improvement Program, continuing through 2017, and the Business Restructure Program, which was fully accrued by the end of 2016.
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
The Company recognized restructuring costs of $27 million and $54 million for the three and six months ended June 30, 2017, respectively, and $37 million and $62 million for the three and six months ended June 30, 2016, respectively, related to the Operational Improvement Program.
The Company expects to incur $130 million of restructuring costs related to the Operational Improvement Program during fiscal year 2017, bringing the cumulative restructuring charges for this program to approximately $440 million.
Business Restructure Program - In the second quarter of 2016, we began planning targeted staffing reductions in certain portions of the business due to a reduction in business demand or change in business focus (hereinafter referred to as the Business Restructure Program). The main element of the program included workforce reductions, and was completed in 2016.
The Company recognized $4 million of restructuring costs related to the Business Restructure Program for both the three and six months ended June 30, 2016, respectively.

An analysis of total restructuring costs recognized in the statements of comprehensive income for the three and six months ended June 30, 2017 and 2016 by segment is as follows:

	Three Months Ended June 30, 2017
	HCB	CRB	IRR	ES	Corporate	Total
Termination benefits	$—	$5	$1	$—	$1	$7
Professional services and other	—	15	1	—	4	20
Total	$—	$20	$2	$—	$5	$27

	Three Months Ended June 30, 2016
	HCB	CRB	IRR	ES	Corporate	Total
Termination benefits	$2	$6	$3	$—	$1	$12
Professional services and other	—	20	—	—	9	29
Total	$2	$26	$3	$—	$10	$41

	Six Months Ended June 30, 2017
	HCB	CRB	IRR	ES	Corporate	Total
Termination benefits	$—	$9	$3	$—	$1	$13
Professional services and other	1	30	2	—	8	41
Total	$1	$39	$5	$—	$9	$54

	Six Months Ended June 30, 2016
	HCB	CRB	IRR	ES	Corporate	Total
Termination benefits	$2	$8	$3	$—	$1	$14
Professional services and other	—	37	1	—	14	52
Total	$2	$45	$4	$—	$15	$66

An analysis of the total cumulative restructuring costs recognized for the Operational Improvement Program from its commencement to June 30, 2017 by segment is as follows:

	HCB	CRB	IRR	ES	Corporate	Total
2014
Termination benefits	$—	$15	$1	$—	$—	$16
Professional services and other (i)	—	3	—	—	17	20
2015
Termination benefits	2	24	7	—	3	36
Professional services and other (i)	1	57	2	—	30	90
2016
Termination benefits	1	18	3	—	1	23
Professional services and other (i)	1	81	4	—	36	122
2017
Termination benefits	—	9	3	—	1	13
Professional services and other (i)	1	30	2	—	8	41
Total
Termination benefits	3	66	14	—	5	88
Professional services and other (i)	3	171	8	—	91	273
Total	$6	$237	$22	$—	$96	$361
____________________

i.	Other includes salaries and benefits, premises, and other expenses incurred to support the ongoing management and facilitation of the programs.
The changes in the Company’s liability under the Operational Improvement Program from its commencement to June 30, 2017 are as follows:

	Termination Benefits	Professional Services and Other	Total
Balance at January 1, 2014	$—	$—	$—
Charges incurred	16	20	36
Cash payments	(11)	(14)	(25)
Balance at December 31, 2014	5	6	11
Charges incurred	36	90	126
Cash payments	(26)	(85)	(111)
Balance at December 31, 2015	15	11	26
Charges incurred	23	122	145
Cash payments	(31)	(115)	(146)
Balance at December 31, 2016	7	18	25
Charges incurred	13	41	54
Cash payments	(8)	(51)	(59)
Balance at June 30, 2017	$12	$8	$20

The changes in the Company’s liability under the Business Restructure Program from its commencement to June 30, 2017 are as follows:

	Termination Benefits	Professional Services and Other	Total
Balance at January 1, 2016	$—	$—	$—
Charges incurred	45	3	48
Cash payments	(19)	(3)	(22)
Balance at December 31, 2016	26	—	26
Cash payments	(21)	—	(21)
Balance at June 30, 2017	$5	$—	$5
Note 6 — Income Taxes
Provision for income taxes for the three and six months ended June 30, 2017 was $8 million and $54 million, respectively, compared to $19 million and $37 million for the three and six months ended June 30, 2016, respectively. The effective tax rate was 16.8% and 12.1% for the three and six months ended June 30, 2017, respectively, and 20.6% and 10.4% for the three and six months ended June 30, 2016, respectively. These effective tax rates are calculated using extended values from our condensed statements of operations, and are therefore more precise tax rates than can be calculated from rounded values. Our effective tax rate is generally lower than the U.S. statutory rate of 35%. This is primarily due to our global mix of income which creates deductions in jurisdictions with high statutory income tax rates. The effective tax rate for the three months ended June 30, 2017 was lower than the rate for the three months ended June 30, 2016 primarily due to the release of liabilities for uncertain tax positions as a result of the completion of a U.S. Internal Revenue Service examination for Towers Watson & Co.’s short tax period July 1, 2015 to January 4, 2016.  The Company is no longer in the Compliance Assurance Process program. The effective tax rate for the six months ended June 30, 2017 was higher than the rate for the six months ended June 30, 2016 primarily due to the U.S. tax expense resulting from an internal reorganization of certain legacy Towers Watson businesses.
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
We have liabilities for uncertain tax positions under Accounting Standards Codification (‘ASC’) 740, Income Taxes of $53 million, excluding interest and penalties. The Company believes the outcomes that are reasonably possible within the next 12 months may result in a reduction in the liability for uncertain tax positions of approximately $5 million to $7 million, excluding interest and penalties.
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

The components of goodwill are outlined below for the six months ended June 30, 2017:

	HCB	CRB	IRR	ES	Total
Balance at December 31, 2016:
Goodwill, gross	$4,412	$2,178	$1,758	$2,557	$10,905
Accumulated impairment losses	(130)	(362)	—	—	(492)
Goodwill, net - December 31, 2016	4,282	1,816	1,758	2,557	10,413
Goodwill reassigned in segment realignment(i)	(113)	13	100	—	—
Goodwill acquired during the period	—	8	—	—	8
Foreign exchange	40	37	11	—	88
Balance at June 30, 2017:
Goodwill, gross	4,339	2,236	1,869	2,557	11,001
Accumulated impairment losses	(130)	(362)	—	—	(492)
Goodwill, net - June 30, 2017	$4,209	$1,874	$1,869	$2,557	$10,509
____________________

i.
Represents the preliminary reallocation of goodwill related to certain businesses which were realigned among the segments as of January 1, 2017. See Note 4 — Segment Information for further information.

Other Intangible Assets
The following table reflects changes in the net carrying amounts of the components of finite-lived intangible assets for the six months ended June 30, 2017:

	Balance at December 31, 2016	Intangible assets acquired	Intangible assets disposed	Amortization(ii)	Foreign Exchange	Balance at June 30, 2017
Client relationships	$2,655	$12	$—	$(198)	$58	$2,527
Management contracts	54	—	—	(2)	4	56
Software (i)	570	36	—	(75)	9	540
Trademark and trade name	1,006	—	(1)	(22)	4	987
Product	33	—	—	(2)	1	32
Favorable agreements	11	—	—	(1)	1	11
Other	3	—	—	(1)	1	3
Total amortizable intangible assets	$4,332	$48	$(1)	$(301)	$78	$4,156

i.
All in-process research and development intangible assets acquired as part of the Merger on January 4, 2016 of $39 million ($36 million at the date placed into service due to changes in foreign currency exchange rates) have been placed into service during the six months ended June 30, 2017 and have been included as intangible assets acquired in this presentation.

ii.	Amortization associated with favorable lease agreements is recorded in Other operating expenses in the condensed consolidated statements of comprehensive income.
We recorded amortization related to our finite-lived intangible assets, exclusive of the amortization of our favorable lease agreements, of $149 million and $300 million, for the three and six months ended June 30, 2017, respectively, and $125 million and $286 million for the three and six months ended June 30, 2016, respectively.
Our acquired unfavorable lease liabilities were $27 million and $29 million at June 30, 2017 and December 31, 2016, respectively, and are recorded in other non-current liabilities in the condensed consolidated balance sheet.

The following table reflects the carrying value of finite-lived intangible assets and liabilities at June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Client relationships	$3,468	$(941)	$3,396	$(741)
Management contracts	66	(10)	62	(8)
Software	754	(214)	711	(141)
Trademark and trade name	1,054	(67)	1,051	(45)
Product	37	(5)	36	(3)
Favorable agreements	14	(3)	13	(2)
Other	6	(3)	6	(3)
Total finite-lived assets	$5,399	$(1,243)	$5,275	$(943)

Unfavorable agreements	$34	$(7)	$34	$(5)
Total finite-lived intangible liabilities	$34	$(7)	$34	$(5)
The weighted average remaining life of amortizable intangible assets and liabilities at June 30, 2017 was 14.6 years.
The table below reflects the future estimated amortization expense for amortizable intangible assets and the rent offset resulting from amortization of the net lease intangible assets and liabilities for the remainder of 2017 and for subsequent years:

	Amortization	Rent offset
Remainder of 2017	$282	$(2)
2018	534	(4)
2019	477	(2)
2020	424	(2)
2021	346	(2)
Thereafter	2,082	(4)
Total	$4,145	$(16)
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
Interest Rate Risk - Investment Income
As a result of the Company’s operating activities, the Company holds fiduciary funds. The Company earns interest on these funds, which is included in the Company’s condensed consolidated financial statements in interest and other income. These funds are regulated in terms of access as are the instruments in which they may be invested, most of which are short-term in nature.
During 2015, in order to manage interest rate risk arising from these financial assets, the Company entered into interest rate swaps to receive a fixed rate of interest and pay a variable rate of interest. These derivatives, with total notional amounts of $300 million, were designated as hedging instruments at June 30, 2017 and December 31, 2016, and had net fair value liabilities of $1 million and nil, respectively.
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
These derivatives were designated as hedging instruments and at June 30, 2017 and December 31, 2016 had total notional amounts of $808 million and $945 million, respectively, and net fair value liabilities of $56 million and $110 million, respectively.
At June 30, 2017, the Company estimates, based on current interest and exchange rates, there will be $44 million of net derivative losses on forward exchange rates, interest rate swaps, and treasury locks reclassified from accumulated other comprehensive income/(loss) into earnings within the next twelve months as the forecast transactions affect earnings. At June 30, 2017, our longest outstanding maturity was 3.0 years.
The effects of the material derivative instruments that are designated as hedging instruments on the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2017 and 2016 are as follows:

Three Months Ended June 30,	Gain /(loss) recognized in OCI (effective portion)		Location of loss reclassified from Accumulated OCI into income (effective element)	Loss reclassified from Accumulated OCI into income (effective element)		Location of gain recognized in income (ineffective portion and amount excluded from effectiveness testing)	Gain recognized in income (ineffective portion and amount excluded from effectiveness testing)
	2017	2016		2017	2016		2017	2016
Forward exchange contracts	$9	$(46)	Other expense/(income), net	$(20)	$(8)	Interest expense	$—	$—

Six Months Ended June 30,	Gain /(loss) recognized in OCI (effective portion)		Location of loss reclassified from Accumulated OCI into income (effective element)	Loss reclassified from Accumulated OCI into income (effective element)		Location of gain recognized in income (ineffective portion and amount excluded from effectiveness testing)	Gain recognized in income (ineffective portion and amount excluded from effectiveness testing)
	2017	2016		2017	2016		2017	2016
Forward exchange contracts	$12	$(74)	Other expense/(income), net	$(43)	$(12)	Interest expense	$1	$—
We also enter into foreign currency transactions, primarily to hedge certain intercompany loans. These derivatives are not generally designated as hedging instruments and at June 30, 2017 and December 31, 2016, we had notional amounts of $354 million and $630 million, respectively, and had a net fair value asset of $1 million and a net fair value liability of $8 million, respectively.
The effects of derivatives that have not been designated as hedging instruments on the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2017 and 2016 are as follows:

		Gain/(loss) recognized in income
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments:	Location of gain/(loss) recognized in income	2017	2016	2017	2016
Forward exchange contracts	Other expense/(income), net	$1	$—	$9	$(10)

Note 9 — Debt
Short-term debt and current portion of long-term debt consists of the following:

	June 30, 2017	December 31, 2016
6.200% senior notes due 2017	$—	$394
Current portion of 7-year term loan facility	—	22
Current portion of term loan due 2019	85	85
Short-term borrowing under bank overdraft arrangement	—	5
Other debt	—	2
	$85	$508
Long-term debt consists of the following:

	June 30, 2017	December 31, 2016
Revolving $1.25 billion credit facility	$523	$—
Revolving $800 million credit facility	—	238
7-year term loan facility	—	196
Term loan due 2019	128	169
7.000% senior notes due 2019	186	186
5.750% senior notes due 2021	496	496
3.500% senior notes due 2021	446	446
2.125% senior notes due 2022(i)	612	565
4.625% senior notes due 2023	248	247
3.600% senior notes due 2024	644	—
4.400% senior notes due 2026	543	543
6.125% senior notes due 2043	271	271
	$4,097	$3,357
________________________

i.	Notes issued in Euro (€540 million).
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
At June 30, 2017 and December 31, 2016, we were in compliance with all financial covenants.
Senior notes
On May 16, 2017, the Company, together with its wholly-owned subsidiary, Willis North America Inc. (see Note 16 for further information), completed an offering of $650 million of 3.600% senior notes due 2024 (‘2024 senior notes’). The effective interest rate of the 2024 senior notes is 3.614%, which includes the impact of the discount upon issuance. The 2024 senior notes will mature on May 15, 2024, and interest accrues on the 2024 senior notes from May 16, 2017 and will be paid in cash on May 15 and November 15 of each year. The net proceeds from this offering, after deducting underwriter discounts and commissions and estimated offering expenses, were $644 million, and were used to pay down amounts outstanding under the RCF and for general corporate purposes.
Note 10 — Fair Value Measurements
The Company has categorized its assets and liabilities that are measured at fair value on a recurring and non-recurring basis into a three-level fair value hierarchy, based on the reliability of the inputs used to determine fair value as follows:

•	Level 1: refers to fair values determined based on quoted market prices in active markets for identical assets;

•	Level 2: refers to fair values estimated using observable market based inputs or unobservable inputs that are corroborated by market data; and

•	Level 3: includes fair values estimated using unobservable inputs that are not corroborated by market data.
The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments:

•	Available-for-sale securities are classified as Level 1 because we use quoted market prices in determining the fair value of these securities.

•
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

•
Contingent consideration payable is classified as Level 3, and we estimate fair value based on the likelihood and timing of achieving the relevant milestones of each arrangement, applying a probability assessment to each of the potential outcomes, and discounting the probability-weighted payout. Typically, milestones are based on revenue or EBITDA growth for the acquired business.

The following table presents our assets and liabilities measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016:

		Fair Value Measurements on a Recurring Basis at June 30, 2017
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds / exchange traded funds	Prepaid and other current assets and other non-current assets	$39	$—	$—	$39
Derivatives:
Derivative financial instruments (i)	Prepaid and other current assets and other non-current assets	$—	$9	$—	$9
Liabilities:
Contingent consideration:
Contingent consideration (ii)	Other current liabilities and other non-current liabilities	$—	$—	$49	$49
Derivatives:
Derivative financial instruments (i)	Other current liabilities and other non-current liabilities	$—	$65	$—	$65

		Fair Value Measurements on a Recurring Basis at December 31, 2016
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds / exchange traded funds	Prepaid and other current assets and other non-current assets	$37	$—	$—	$37
Derivatives:
Derivative financial instruments (i)	Prepaid and other current assets and other non-current assets	$—	$15	$—	$15
Liabilities:
Contingent consideration:
Contingent consideration (ii)	Other current liabilities and other non-current liabilities	$—	$—	$55	$55
Derivatives:
Derivative financial instruments (i)	Other current liabilities and other non-current liabilities	$—	$133	$—	$133
_________________________

i.	See Note 8 — Derivative Financial Instruments for further information on our derivative investments.

ii.
Probability weightings are based on our knowledge of the past and planned performance of the acquired entity to which the contingent consideration applies. The weighted average discount rate used on our material contingent consideration calculations was 9.99% and 10.76% at June 30, 2017 and December 31, 2016, respectively. Using different probability weightings and discount rates could result in an increase or decrease of the contingent consideration payable.

The following table summarizes the change in fair value of the Level 3 liabilities:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	June 30, 2017
Balance at December 31, 2016	$55
Obligations assumed	—
Payments	(4)
Realized and unrealized losses	(4)
Foreign exchange	2
Balance at June 30, 2017	$49
There were no significant transfers between Levels 1, 2 or 3 in the three and six months ended June 30, 2017 and 2016, respectively.
The following tables present our liabilities not measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Short-term debt and current portion of long-term debt	$85	$85	$508	$513
Long-term debt	$4,097	$4,319	$3,357	$3,504
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
Note 11 — Retirement Benefits
Defined Benefit Plans and Post-retirement Welfare Plan
Willis Towers Watson sponsors both qualified and non-qualified defined benefit pension plans and other post-retirement welfare plans (‘PRW’) plans throughout the world. The majority of our plan assets and obligations are in the United States and the United Kingdom. We have also included disclosures related to defined benefit plans in certain other countries, including

Canada, France, Germany, Ireland and the Netherlands. Together, these disclosed funded and unfunded plans represent 99% of Willis Towers Watson’s pension and PRW obligations and are disclosed herein.
Components of Net Periodic Benefit (Income)/Cost for Defined Benefit Pension and Post-retirement Welfare Plans
The following table sets forth the components of net periodic benefit (income)/cost for the Company’s defined benefit pension and PRW plans for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017				2016
	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW
Service cost	$17	$7	$4	$—	$15	$6	$5	$—
Interest cost	35	24	5	1	34	28	7	1
Expected return on plan assets	(62)	(71)	(8)	—	(60)	(64)	(9)	—
Settlement	—	—	—	—	—	—	—	—
Amortization of net loss	3	13	1	—	3	11	—	—
Amortization of prior service credit	—	(4)	—	—	—	(5)	—	—
Net periodic benefit (income)/cost	$(7)	$(31)	$2	$1	$(8)	$(24)	$3	$1

	Six Months Ended June 30,
	2017				2016
	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW
Service cost	$33	$15	$9	$—	$30	$13	$9	$—
Interest cost	70	46	9	2	68	57	13	2
Expected return on plan assets	(123)	(139)	(15)	—	(119)	(127)	(17)	—
Settlement	—	—	—	—	—	—	2	—
Amortization of net loss	6	26	1	—	6	22	—	—
Amortization of prior service credit	—	(9)	—	—	—	(10)	—	—
Net periodic benefit (income)/cost	$(14)	$(61)	$4	$2	$(15)	$(45)	$7	$2
Employer Contributions to Defined Benefit Pension Plans
The Company made no contributions to its U.S. plans for the six months ended June 30, 2017 and anticipates making $50 million in contributions over the remainder of the fiscal year. The Company made contributions of $32 million to its U.K. plans for the six months ended June 30, 2017 and anticipates making additional contributions of $30 million for the remainder of the fiscal year. The Company made contributions of $8 million to its other plans for the six months ended June 30, 2017 and anticipates making additional contributions of $7 million for the remainder of the fiscal year.
Defined Contribution Plans
The Company made contributions to its defined contribution plans of $37 million and $79 million for the three and six months ended June 30, 2017, respectively, and $40 million and $81 million for the three and six months ended June 30, 2016, respectively.
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
Merger-related Appraisal demands
Between November 12, 2015 and December 10, 2015, in connection with the then-proposed Merger, Towers Watson received demands for appraisal under Section 262 of the Delaware General Corporation Law on behalf of ten purported beneficial owners of an aggregate of approximately 2.4% of the shares of Towers Watson common stock outstanding at the time of the Merger. Between March 3, 2016 and March 23, 2016, three appraisal petitions were filed in the Court of Chancery for the State of Delaware on behalf of three purported beneficial owners of an aggregate of 1,354,338 shares of Towers Watson common stock, captioned Rangeley Capital LLC v. Towers Watson & Co., C.A. No. 12063-CB, Merion Capital L.P. v. Towers Watson & Co., C.A. No. 12064-CB, and College Retirement Equities Fund v. Towers Watson & Co., C.A. No. 12126-CB. The appraisal petitions seek, among other things, a determination of the fair value of the appraisal petitioners’ shares at the time of the Merger; an order that Towers Watson pay that value to the appraisal petitioners, together with interest at the statutory rate; and an award of costs, attorneys’ fees, and other expenses. Towers Watson answered the appraisal petitions between March 24, 2016 and April 18, 2016. On May 9, 2016, the court consolidated the three pending appraisal proceedings under the caption In re Appraisal of Towers Watson & Co., Consolidated C.A. No. 12064-CB. The court has provisionally scheduled trial for October 2, 2017. Based on all of the information to date, the Company is currently unable to estimate what the court would determine, following trial, to be the fair value of the appraisal petitioners’ shares. It is possible that the court could determine that fair value was the same as, less than or greater than the value received by shareholders in the Merger. Therefore we are unable to provide an estimate of the reasonably possible loss or range of loss as to such value. The Company intends to vigorously defend against the appraisal proceedings.
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

•
Janvey, et al. v. Willis of Colorado, Inc., et al., Case No. 3:13-CV-03980-D, was filed on October 1, 2013 also in the Northern District of Texas against Willis Group Holdings plc, Willis Limited, Willis North America Inc., Willis of Colorado, Inc. and the same Willis associate. The complaint was filed (i) by Ralph S. Janvey, in his capacity as Court-

Appointed Receiver for the Stanford Receivership Estate, and the Official Stanford Investors Committee (the ‘OSIC’) against all defendants and (ii) on behalf of a putative, worldwide class of Stanford investors against Willis North America Inc. Plaintiffs Janvey and the OSIC allege claims under Texas common law and the court’s Amended Order Appointing Receiver, and the putative class plaintiffs allege claims under Texas statutory and common law. Plaintiffs seek actual damages in excess of $1 billion, punitive damages and costs. As alleged by the Stanford Receiver, the total amount of collective losses allegedly sustained by all investors in Stanford certificates of deposit is approximately $4.6 billion.
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
On March 31, 2016, the Company entered into a settlement in principle for $120 million relating to this litigation, and increased its provisions by $50 million during that quarter. Further details on this settlement in principle are given below.

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
In particular, the amended complaint alleges “misrepresentations and miscalculations” in valuation reports allegedly issued by Towers Perrin from 2000 through 2002 upon which plaintiff claims to have relied. Plaintiff asserts that Towers Perrin assigned a new team of actuaries to the Fund in 2002 “to correct Towers’ own earlier mistakes” and that the new team “altered” certain calculations which “increased the actuarial accrued liability by $163 million.” Plaintiff claims that the reports indicated that the City’s minimum contribution percentages to the Fund would remain in place through at least 2019 and that existing benefits under the Fund could be increased, and new benefits could be added, without increasing plaintiff’s financial burden, and without increasing plaintiff’s rate of annual contributions to the Fund. The amended complaint alleges that plaintiff relied on these reports when supporting a new benefits package for the Fund. These reports, and other advice, are alleged, among other things, to have been negligent, to have misrepresented the present and future financial condition of the Fund and the contributions required to be made by plaintiff to support those benefits. Plaintiff asserts that, but for Towers Perrin’s alleged negligence and misrepresentations, plaintiff would not have supported the benefits increase, and that such increased benefits would not and could not have been approved or enacted. It is further asserted that Towers Perrin’s alleged “negligence and misrepresentations damaged the City to the tune of tens of millions of dollars in annual contributions.” The amended complaint seeks the award of punitive damages, actual damages, exemplary damages, special damages, attorney’s fees and expenses, costs of suit, pre- and post- judgment interest at the maximum legal rate, and other unspecified legal and equitable relief.
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
On May 8, 2017, Legacy Towers Watson received the City’s expert’s damages report, which asserted the City has incurred actual damages of approximately $430 million through July 1, 2017, and will incur future damages that have a present value of approximately $400 million as of July 1, 2017 if the Fund pension benefits remain unchanged. On June 30, 2017, Legacy Towers Watson served its expert reports in rebuttal to the City’s expert reports.  Legacy Towers Watson’s experts concluded that Legacy Towers Watson’s work was reasonable and conformed with the actuarial standards of practice, and that Legacy Towers Watson did not cause any damages to the City.  Legacy Towers Watson’s experts also concluded that the City’s damages model is flawed.
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

In the Third Amended Complaint, served on April 12, 2016, Meriter alleged that Towers, Perrin, Forster & Crosby, Inc. (‘TPFC’) and Davis, Conder, Enderle & Sloan, Inc. (‘DCES’), and other entities and individuals, including Meriter’s former lawyers, acted negligently concerning the benefits consulting advice provided to Meriter; these allegations concern matters including TPFC and the lawyers’ involvement in the Plan design and drafting of the Plan document in 1987 by TPFC, and DCES and the lawyers’ Plan review, Plan redesign, Plan amendment, and drafting of ERISA section 204(h) notices in the early 2000s. Additionally, Meriter asserted that TPFC, DCES, and the individual actuary defendants breached alleged fiduciary duties to advise Meriter regarding the competency of Meriter’s then ERISA counsel. Meriter has asserted causes of action for contribution, indemnity, and equitable subrogation related to amounts paid to settle a class action lawsuit related to the Plan that was filed by Plan participants against Meriter in 2010, alleging a number of ERISA violations and related claims. Meriter settled that lawsuit in 2015 for $82 million. In this litigation, Meriter sought damages in a revised amount of approximately $190 million which includes amounts it claims to have paid to settle and defend the class action litigation, and amounts it claims to have incurred as a result of improper plan design. Meriter sought to recover these alleged damages from TWDE and the other defendants.

On January 12, 2016, TWDE and the other defendants filed a motion for partial summary judgment seeking dismissal of Meriter’s negligence and breach of fiduciary duty claims. On April 18, 2016, TWDE and the other defendants filed a motion to dismiss the contribution, indemnification, and equitable subrogation claims. On May 4, 2016, the parties appeared for oral argument on the motion for partial summary judgment, which the court granted in part and denied in part. The court dismissed the fiduciary duty claims, but not the negligence claims. Meriter subsequently moved for reconsideration of the dismissal of its breach of fiduciary duty claims, which motion was denied as to TWDE on August 16, 2016. On June 22, 2016, the court granted in part TWDE’s motion to dismiss, and dismissed the contribution and equitable subrogation claims, but denied the motion as to Meriter’s indemnification claim without prejudice to the right of any defendant to raise the issue again by later motion. On February 28, 2017, TWDE and the other defendants filed a motion to amend the scheduling order. The motion was granted on March 9, 2017, and the trial was re-scheduled to begin on December 11, 2017.

On June 15, 2017, the Company and Meriter agreed to a settlement to resolve all claims in this case against the actuary defendants. The terms of the settlement are confidential. The settlement amount is not materially in excess of previously accrued amounts. As a result of the settlement, the Court, on July 27, 2017, dismissed all of Meriter’s claims in this case, in their entirety, with prejudice.

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
On March 1, 2017, Towers Perrin and Plaintiffs participated in a mediation and reached a settlement in principle. Pursuant to the settlement in principle, in exchange for a dismissal of the claims of all class members and a release of Towers Perrin by all class members, Towers Perrin would pay a total of $9.75 million into an interest-bearing settlement fund, to be used to reimburse class counsel's costs, and for later distribution to class members as approved by the court when the case is fully resolved. This proposed settlement amount was accrued during the three months ended March 31, 2017. The settlement has since been fully documented in a written agreement, and there is a hearing scheduled for September 22, 2017 to seek the Court’s preliminary approval of the settlement. If preliminary approval is obtained, notice of the settlement will be sent to all class members, who will have an opportunity to object to the settlement. The Court will then have a final approval hearing at which it decides whether to issue final approval of the settlement over any objections filed. The settlement is also subject to the Court's separate good faith settlement determination, in an unopposed motion that will also be heard on September 22, 2017. Class members who properly object to the settlement have standing to appeal if the court approves the settlement.
Based on the stage of the proceedings, in the event the settlement is not approved, the Company is unable to provide an estimate of the reasonably possible loss or range of loss in respect of the plaintiffs’ complaint.
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

Accounts receivable, net consists of the following:

	June 30, 2017	December 31, 2016
Billed, net of allowance for doubtful debts of $48 million and $40 million	$1,936	$1,789
Accrued and unbilled, at estimated net realizable value	352	291
Accounts receivable, net	$2,288	$2,080
Deferred revenue and accrued expenses consist of the following:

	June 30, 2017	December 31, 2016
Accounts payable, accrued liabilities and deferred income	$703	$652
Discretionary compensation	157	283
Other accrued incentives	250	371
Accrued vacation	116	66
Other employee-related liabilities	85	109
Total deferred revenue and accrued expenses	$1,311	$1,481
Provision for liabilities consists of the following:

	June 30, 2017	December 31, 2016
Claims, lawsuits and other proceedings	$475	$456
Other provisions	162	119
Total provision for liabilities	$637	$575
Other non-current liabilities consist of the following:

	June 30, 2017	December 31, 2016
Incentives from lessors	$132	$133
Deferred compensation plan liability	124	111
Contingent and deferred consideration on acquisitions	43	89
Derivatives	15	51
Other non-current liabilities	159	148
Total other non-current liabilities	$473	$532
Note 14 — Accumulated Other Comprehensive Income/(Loss)
Changes in accumulated other comprehensive income/(loss), net of non-controlling interests, and net of tax are provided in the following table for both the three and six months ended June 30, 2017 and 2016. This table excludes amounts attributable to non-controlling interests, which are not material for further disclosure. Amounts related to available-for-sale securities are immaterial.

	Foreign currency translation (i)		Cash flow hedges (i)		Defined pension and post-retirement benefit costs (ii)		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Quarter-to-date activity:
Balance at March 31, 2017 and 2016, respectively	$(724)	$(310)	$(62)	$(32)	$(1,122)	$(711)	$(1,908)	$(1,053)
Other comprehensive income/(loss) before reclassifications	77	(88)	8	(36)	24	(14)	109	(138)
Loss/(income) reclassified from accumulated other comprehensive loss (net of income tax of $7 and $1, respectively)	—	—	15	(5)	8	15	23	10
Net current-period other comprehensive income/(loss)	77	(88)	23	(41)	32	1	132	(128)
Balance at June 30, 2017 and 2016, respectively	$(647)	$(398)	$(39)	$(73)	$(1,090)	$(710)	$(1,776)	$(1,181)

Year-to-date activity:
Balance at December 31, 2016 and 2015, respectively	$(650)	$(314)	$(82)	$(10)	$(1,152)	$(713)	$(1,884)	$(1,037)
Other comprehensive income/(loss) before reclassifications	3	(84)	9	(55)	44	(20)	56	(159)
Loss/(income) reclassified from accumulated other comprehensive loss (net of income tax of $13 and $4, respectively)	—	—	34	(8)	18	23	52	15
Net current-period other comprehensive income/(loss)	3	(84)	43	(63)	62	3	108	(144)
Balance at June 30, 2017 and 2016, respectively	$(647)	$(398)	$(39)	$(73)	$(1,090)	$(710)	$(1,776)	$(1,181)
________________________

i
Reclassification adjustments from accumulated other comprehensive income/(loss) related to foreign currency translation and cash flow hedges are included in Other expense/(income), net in the accompanying condensed consolidated statements of comprehensive income. See Note 8 — Derivative Financial Instruments for additional details regarding the reclassification adjustments for the hedge settlements.

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
At June 30, 2017 and 2016, there were 0.9 million and 1.9 million time-based share options; 1.0 million and 1.2 million performance-based options; 0.5 million and 1.0 million restricted time-based stock units; and 0.6 million and 0.4 million restricted performance-based stock units outstanding, respectively.
Basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income attributable to Willis Towers Watson	$33	$72	$377	$310

Basic average number of shares outstanding	136	139	136	137
Dilutive effect of potentially issuable shares	1	1	1	1
Diluted average number of shares outstanding	137	140	137	138

Basic earnings per share	$0.24	$0.52	$2.77	$2.26
Dilutive effect of potentially issuable shares	—	(0.01)	(0.02)	(0.01)
Diluted earnings per share	$0.24	$0.51	$2.75	$2.25

There were no anti-dilutive options for the three and six months ended June 30, 2017. Options to purchase 0.1 million shares and 0.5 million shares for the three and six months ended June 30, 2016, respectively, were not included in the computation of the dilutive effect of stock options because their effect was anti-dilutive.
Note 16 — Financial Information for Parent Guarantor, Other Guarantor Subsidiaries and Non-Guarantor Subsidiaries
Willis North America Inc. (‘Willis North America’) has $837 million senior notes outstanding of which $187 million were issued on September 29, 2009, and $650 million were issued on May 16, 2017. Additionally, Willis North America had $394 million of senior notes issued on March 28, 2007; these were subsequently repaid on March 28, 2017.
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
The guarantor structure described above differs from the guarantor structure associated with the senior notes issued by Willis Towers Watson described in Note 17 and the guarantor structure associated with the senior notes and revolving credit facility issued by Trinity Acquisition plc described in Note 18.
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

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Three Months Ended June 30, 2017
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$—	$5	$1,925	$—	$1,930
Interest and other income	—	—	—	23	—	23
Total revenues	—	—	5	1,948	—	1,953
Costs of providing services
Salaries and benefits	1	—	10	1,137	—	1,148
Other operating expenses	1	37	—	353	—	391
Depreciation	—	2	—	49	—	51
Amortization	—	2	—	147	—	149
Restructuring costs	—	—	(3)	30	—	27
Integration expenses	—	29	(1)	35	—	63
Total costs of providing services	2	70	6	1,751	—	1,829
(Loss)/income from operations	(2)	(70)	(1)	197	—	124
Income from Group undertakings	—	(138)	(41)	(15)	194	—
Expenses due to Group undertakings	—	—	50	144	(194)	—
Interest expense	8	26	6	6	—	46
Other expense, net	—	—	—	30	—	30
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(10)	42	(16)	32	—	48
(Benefit)/provision for income taxes	(1)	5	(1)	5	—	8
(LOSS)/INCOME FROM OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(9)	37	(15)	27	—	40
Interest in earnings of associates, net of tax	—	—	—	1	—	1
Equity account for subsidiaries	42	(11)	50	—	(81)	—
NET INCOME	33	26	35	28	(81)	41
Income attributable to non-controlling interests	—	—	—	(8)	—	(8)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$33	$26	$35	$20	$(81)	$33

Comprehensive income before non-controlling interests	$165	$156	$136	$152	$(428)	$181
Comprehensive income attributable to non-controlling interest	—	—	—	(16)	—	(16)
Comprehensive income attributable to Willis Towers Watson	$165	$156	$136	$136	$(428)	$165

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Three Months Ended June 30, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$—	$4	$1,890	$—	$1,894
Interest and other income	—	1	—	54	—	55
Total revenues	—	1	4	1,944	—	1,949
Costs of providing services
Salaries and benefits	1	1	10	1,189	—	1,201
Other operating expenses	2	22	14	335	—	373
Depreciation	—	1	3	40	—	44
Amortization	—	—	—	125	—	125
Restructuring costs	—	7	7	27	—	41
Integration expenses	(1)	—	4	26	—	29
Total costs of providing services	2	31	38	1,742	—	1,813
(Loss)/income from operations	(2)	(30)	(34)	202	—	136
Income from Group undertakings	—	(120)	(62)	(40)	222	—
Expenses due to Group undertakings	—	26	43	153	(222)	—
Interest expense	6	26	9	6	—	47
Other income, net	—	(2)	—	(4)	—	(6)
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(8)	40	(24)	87	—	95
(Benefit)/provision for income taxes	—	(10)	(3)	32	—	19
(LOSS)/INCOME FROM OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(8)	50	(21)	55	—	76
Equity account for subsidiaries	80	7	107	—	(194)	—
NET INCOME	72	57	86	55	(194)	76
Income attributable to non-controlling interests	—	—	—	(4)	—	(4)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$72	$57	$86	$51	$(194)	$72

Comprehensive (loss)/income before non-controlling interests	$(56)	$(70)	$27	$(61)	$98	$(62)
Comprehensive loss attributable to non-controlling interest	—	—	—	6	—	6
Comprehensive (loss)/income attributable to Willis Towers Watson	$(56)	$(70)	$27	$(55)	$98	$(56)

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Six Months Ended June 30, 2017
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$—	$11	$4,222	$—	$4,233
Interest and other income	—	—	—	39	—	39
Total revenues	—	—	11	4,261	—	4,272
Costs of providing services
Salaries and benefits	2	—	20	2,317	—	2,339
Other operating expenses	2	44	10	736	—	792
Depreciation	—	3	—	94	—	97
Amortization	—	2	—	298	—	300
Restructuring costs	—	4	—	50	—	54
Integration expenses	—	30	2	71	—	103
Total costs of providing services	4	83	32	3,566	—	3,685
(Loss)/income from operations	(4)	(83)	(21)	695	—	587
Income from Group undertakings	—	(266)	(114)	(73)	453	—
Expenses due to Group undertakings	—	39	96	318	(453)	—
Interest expense	15	50	16	11	—	92
Other expense, net	—	—	—	50	—	50
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(19)	94	(19)	389	—	445
(Benefit)/provision for income taxes	(1)	9	(3)	49	—	54
(LOSS)/INCOME FROM OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(18)	85	(16)	340	—	391
Interest in earnings of associates, net of tax	—	—	—	2	—	2
Equity account for subsidiaries	395	300	225	—	(920)	—
NET INCOME	377	385	209	342	(920)	393
Income attributable to non-controlling interests	—	—	—	(16)	—	(16)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$377	$385	$209	$326	$(920)	$377

Comprehensive income before non-controlling interests	$485	$490	$283	$438	$(1,184)	$512
Comprehensive income attributable to non-controlling interests	—	—	—	(27)	—	(27)
Comprehensive income attributable to Willis Towers Watson	$485	$490	$283	$411	$(1,184)	$485

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Six Months Ended June 30, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$—	$11	$4,102	$—	$4,113
Interest and other income	—	1	—	69	—	70
Total revenues	—	1	11	4,171	—	4,183
Costs of providing services
Salaries and benefits	1	1	24	2,371	—	2,397
Other operating expenses	3	57	72	672	—	804
Depreciation	—	2	7	78	—	87
Amortization	—	—	—	286	—	286
Restructuring costs	—	11	16	39	—	66
Integration expenses	—	12	10	59	—	81
Total costs of providing services	4	83	129	3,505	—	3,721
(Loss)/income from operations	(4)	(82)	(118)	666	—	462
Income from Group undertakings	—	(241)	(116)	(70)	427	—
Expenses due to Group undertakings	—	40	86	301	(427)	—
Interest expense	17	43	19	14	—	93
Other expense/(income), net	1	(2)	—	13	—	12
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(22)	78	(107)	408	—	357
(Benefit)/provision for income taxes	—	(23)	(31)	91	—	37
(LOSS)/INCOME FROM OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(22)	101	(76)	317	—	320
Interest in earnings of associates, net of tax	—	—	—	1	—	1
Equity account for subsidiaries	332	206	121	—	(659)	—
NET INCOME	310	307	45	318	(659)	321
Income attributable to non-controlling interests	—	—	—	(11)	—	(11)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$310	$307	$45	$307	$(659)	$310

Comprehensive income/(loss) before non-controlling interests	$166	$162	$(31)	$179	$(307)	$169
Comprehensive income attributable to non-controlling interest	—	—	—	(3)	—	(3)
Comprehensive income/(loss) attributable to Willis Towers Watson	$166	$162	$(31)	$176	$(307)	$166

Unaudited Condensed Consolidating Balance Sheet

	As of June 30, 2017
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
ASSETS
Cash and cash equivalents	$—	$7	$—	$845	$—	$852
Fiduciary assets	—	—	—	12,751	—	12,751
Accounts receivable, net	—	—	5	2,283	—	2,288
Prepaid and other current assets	1	37	107	199	(2)	342
Amounts due from group undertakings	6,283	1,276	1,701	2,559	(11,819)	—
Total current assets	6,284	1,320	1,813	18,637	(11,821)	16,233
Investments in subsidiaries	4,562	8,614	6,024	—	(19,200)	—
Fixed assets, net	—	36	—	859	—	895
Goodwill	—	—	—	10,509	—	10,509
Other intangible assets, net	—	61	—	4,156	(61)	4,156
Pension benefits assets	—	—	—	595	—	595
Other non-current assets	—	11	218	369	(212)	386
Non-current amounts due from group undertakings	—	4,918	861	—	(5,779)	—
Total non-current assets	4,562	13,640	7,103	16,488	(25,252)	16,541
TOTAL ASSETS	$10,846	$14,960	$8,916	$35,125	$(37,073)	$32,774
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$—	$12,751	$—	$12,751
Deferred revenue and accrued expenses	—	4	53	1,346	(92)	1,311
Short-term debt and current portion of long-term debt	—	—	—	85	—	85
Other current liabilities	87	65	124	606	—	882
Amounts due to group undertakings	—	7,370	2,207	2,242	(11,819)	—
Total current liabilities	87	7,439	2,384	17,030	(11,911)	15,029
Long-term debt	496	2,643	830	128	—	4,097
Liability for pension benefits	—	—	—	1,271	—	1,271
Deferred tax liabilities	—	—	—	1,024	(201)	823
Provision for liabilities	—	—	120	517	—	637
Other non-current liabilities	—	15	18	454	(14)	473
Non-current amounts due to group undertakings	—	—	519	5,260	(5,779)	—
Total non-current liabilities	496	2,658	1,487	8,654	(5,994)	7,301
TOTAL LIABILITIES	583	10,097	3,871	25,684	(17,905)	22,330
REDEEMABLE NON-CONTROLLING INTEREST	—	—	—	57	—	57
EQUITY
Total Willis Towers Watson shareholders’ equity	10,263	4,863	5,045	9,260	(19,168)	10,263
Non-controlling interests	—	—	—	124	—	124
Total equity	10,263	4,863	5,045	9,384	(19,168)	10,387
TOTAL LIABILITIES AND EQUITY	$10,846	$14,960	$8,916	$35,125	$(37,073)	$32,774

Unaudited Condensed Consolidating Balance Sheet

	As of December 31, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$—	$870	$—	$870
Fiduciary assets	—	—	—	10,505	—	10,505
Accounts receivable, net	—	—	7	2,073	—	2,080
Prepaid and other current assets	—	49	23	324	(59)	337
Amounts due from group undertakings	7,229	1,706	1,190	2,370	(12,495)	—
Total current assets	7,229	1,755	1,220	16,142	(12,554)	13,792
Investments in subsidiaries	3,409	7,733	5,480	—	(16,622)	—
Fixed assets, net	—	34	—	805	—	839
Goodwill	—	—	—	10,413	—	10,413
Other intangible assets, net	—	64	—	4,368	(64)	4,368
Pension benefits assets	—	—	—	488	—	488
Other non-current assets	—	10	80	310	(47)	353
Non-current amounts due from group undertakings	—	4,655	836	—	(5,491)	—
Total non-current assets	3,409	12,496	6,396	16,384	(22,224)	16,461
TOTAL ASSETS	$10,638	$14,251	$7,616	$32,526	$(34,778)	$30,253
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$—	$10,505	$—	$10,505
Deferred revenue and accrued expenses	—	15	27	1,488	(49)	1,481
Short-term debt and current portion of long-term debt	—	22	394	92	—	508
Other current liabilities	77	94	23	684	(2)	876
Amounts due to group undertakings	—	8,323	2,075	2,097	(12,495)	—
Total current liabilities	77	8,454	2,519	14,866	(12,546)	13,370
Long-term debt	496	2,506	186	169	—	3,357
Liability for pension benefits	—	—	—	1,321	—	1,321
Deferred tax liabilities	—	—	—	1,013	(149)	864
Provision for liabilities	—	—	120	455	—	575
Other non-current liabilities	—	48	15	483	(14)	532
Non-current amounts due to group undertakings	—	—	518	4,973	(5,491)	—
Total non-current liabilities	496	2,554	839	8,414	(5,654)	6,649
TOTAL LIABILITIES	573	11,008	3,358	23,280	(18,200)	20,019
REDEEMABLE NON-CONTROLLING INTEREST	—	—	—	51	—	51
EQUITY
Total Willis Towers Watson shareholders’ equity	10,065	3,243	4,258	9,077	(16,578)	10,065
Non-controlling interests	—	—	—	118	—	118
Total equity	10,065	3,243	4,258	9,195	(16,578)	10,183
TOTAL LIABILITIES AND EQUITY	$10,638	$14,251	$7,616	$32,526	$(34,778)	$30,253

Unaudited Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2017
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
NET CASH FROM/(USED IN) OPERATING ACTIVITIES	$448	$123	$39	$(116)	$(175)	$319
CASH FLOWS (USED IN)/FROM INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	(5)	—	(114)	—	(119)
Capitalized software costs	—	—	—	(32)	—	(32)
Acquisitions of operations, net of cash acquired	—	—	—	(13)	—	(13)
Other, net	—	—	—	9	—	9
Proceeds from intercompany investing activities	1,008	284	10	215	(1,517)	—
Repayments of intercompany investing activities	(60)	(400)	(3)	(31)	494	—
Reduction in investment in subsidiaries	—	1,000	—	59	(1,059)	—
Additional investment in subsidiaries	(1,000)	(59)	—	—	1,059	—
Net cash (used in)/from investing activities	$(52)	$820	$7	$93	$(1,023)	$(155)
CASH FLOWS USED IN FINANCING ACTIVITIES
Net borrowings on revolving credit facility	—	283	—	—	—	283
Senior notes issued	—	—	650	—	—	650
Proceeds from issuance of other debt	—	—	—	32	—	32
Debt issuance costs	—	(4)	(5)	—	—	(9)
Repayments of debt	—	(215)	(399)	(81)	—	(695)
Repurchase of shares	(296)	—	—	—	—	(296)
Proceeds from issuance of shares	37	—	—	—	—	37
Cash paid for employee taxes on withholding shares	—	—	—	(3)	—	(3)
Payments of deferred and contingent consideration related to acquisitions	—	—	—	(44)	—	(44)
Dividends paid	(137)	—	(59)	(116)	175	(137)
Acquisitions of and dividends paid to non-controlling interests	—	—	—	(14)	—	(14)
Proceeds from intercompany financing activities	—	32	—	462	(494)	—
Repayments of intercompany financing activities	—	(1,032)	(233)	(252)	1,517	—
Net cash used in financing activities	$(396)	$(936)	$(46)	$(16)	$1,198	$(196)
INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	—	7	—	(39)	—	(32)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	14	—	14
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	—	870	—	870
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$7	$—	$845	$—	$852

Unaudited Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
NET CASH FROM/(USED IN) OPERATING ACTIVITIES	$42	$(418)	$(187)	$1,000	$(1)	$436
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	(9)	(5)	(78)	—	(92)
Capitalized software costs	—	—	—	(42)	—	(42)
Acquisitions of operations, net of cash acquired	—	—	—	419	—	419
Other, net	—	—	—	23	—	23
Repayments of intercompany investing activities	(4,268)	(3,696)	—	(696)	8,660	—
Reduction in investment in subsidiaries	4,600	3,600	—	—	(8,200)	—
Additional investment in subsidiaries	—	(4,600)	—	(3,600)	8,200	—
Net cash from/(used in) investing activities	$332	$(4,705)	$(5)	$(3,974)	$8,660	$308
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net payments on revolving credit facility	—	(393)	—	—	—	(393)
Senior notes issued	—	1,606	—	—	—	1,606
Proceeds from issuance of other debt	—	400	—	4	—	404
Debt issuance costs	—	(14)	—	—	—	(14)
Repayments of debt	(300)	(1,026)	—	(500)	—	(1,826)
Repurchase of shares	(38)	—	—	—	—	(38)
Proceeds from issuance of shares	28	—	—	—	—	28
Dividends paid	(67)	—	—	(1)	1	(67)
Cash paid for employee taxes on withholding shares	—	—	—	(9)	—	(9)
Acquisitions of and dividends paid to non-controlling interests	—	—	—	(15)	—	(15)
Proceeds from intercompany financing activities	—	4,611	192	3,857	(8,660)	—
Net cash (used in)/from financing activities	$(377)	$5,184	$192	$3,336	$(8,659)	$(324)
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(3)	61	—	362	—	420
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(3)	—	(3)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3	2	—	527	—	532
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$63	$—	$886	$—	$949

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
The guarantor structure described above differs from the guarantor structure associated with the senior notes issued by Willis North America described in Note 16 and the guarantor structure associated with the senior notes and revolving credit facility issued by Trinity Acquisition plc described in Note 18.
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

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Three Months Ended June 30, 2017
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$5	$1,925	$—	$1,930
Interest and other income	—	—	23	—	23
Total revenues	—	5	1,948	—	1,953
Costs of providing services
Salaries and benefits	1	10	1,137	—	1,148
Other operating expenses	1	37	353	—	391
Depreciation	—	2	49	—	51
Amortization	—	2	147	—	149
Restructuring costs	—	(3)	30	—	27
Integration expenses	—	28	35	—	63
Total costs of providing services	2	76	1,751	—	1,829
(Loss)/income from operations	(2)	(71)	197	—	124
Income from Group undertakings	—	(149)	(15)	164	—
Expenses due to Group undertakings	—	20	144	(164)	—
Interest expense	8	32	6	—	46
Other expense, net	—	—	30	—	30
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(10)	26	32	—	48
(Benefit)/provision for income taxes	(1)	4	5	—	8
(LOSS)/INCOME FROM OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(9)	22	27	—	40
Interest in earnings of associates, net of tax	—	—	1	—	1
Equity account for subsidiaries	42	4	—	(46)	—
NET INCOME	33	26	28	(46)	41
Income attributable to non-controlling interests	—	—	(8)	—	(8)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$33	$26	$20	$(46)	$33

Comprehensive income before non-controlling interests	$165	$156	$152	$(292)	$181
Comprehensive income attributable to non-controlling interests	—	—	(16)	—	(16)
Comprehensive income attributable to Willis Towers Watson	$165	$156	$136	$(292)	$165

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Three Months Ended June 30, 2016
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$4	$1,890	$—	$1,894
Interest and other income	—	1	54	—	55
Total revenues	—	5	1,944	—	1,949
Costs of providing services
Salaries and benefits	1	11	1,189	—	1,201
Other operating expenses	2	36	335	—	373
Depreciation	—	4	40	—	44
Amortization	—	—	125	—	125
Restructuring costs	—	14	27	—	41
Integration expenses	(1)	4	26	—	29
Total costs of providing services	2	69	1,742	—	1,813
(Loss)/income from operations	(2)	(64)	202	—	136
Income from Group undertakings	—	(155)	(40)	195	—
Expenses due to Group undertakings	—	42	153	(195)	—
Interest expense	6	35	6	—	47
Other income, net	—	(2)	(4)	—	(6)
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(8)	16	87	—	95
(Benefit)/provision for income taxes	—	(13)	32	—	19
(LOSS)/INCOME FROM OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(8)	29	55	—	76
Equity account for subsidiaries	80	28	—	(108)	—
NET INCOME	72	57	55	(108)	76
Income attributable to non-controlling interests	—	—	(4)	—	(4)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$72	$57	$51	$(108)	$72

Comprehensive loss before non-controlling interests	$(56)	$(70)	$(62)	$126	$(62)
Comprehensive loss attributable to non-controlling interests	—	—	6	—	6
Comprehensive loss attributable to Willis Towers Watson	$(56)	$(70)	$(56)	$126	$(56)

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Six Months Ended June 30, 2017
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$11	$4,222	$—	$4,233
Interest and other income	—	—	39	—	39
Total revenues	—	11	4,261	—	4,272
Costs of providing services
Salaries and benefits	2	20	2,317	—	2,339
Other operating expenses	2	54	736	—	792
Depreciation	—	3	94	—	97
Amortization	—	2	298	—	300
Restructuring costs	—	4	50	—	54
Integration expenses	—	32	71	—	103
Total costs of providing services	4	115	3,566	—	3,685
(Loss)/income from operations	(4)	(104)	695	—	587
Income from Group undertakings	—	(323)	(73)	396	—
Expenses due to Group undertakings	—	78	318	(396)	—
Interest expense	15	66	11	—	92
Other expense, net	—	—	50	—	50
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(19)	75	389	—	445
(Benefit)/provision for income taxes	(1)	6	49	—	54
(LOSS)/INCOME FROM OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(18)	69	340	—	391
Interest in earnings of associates, net of tax	—	—	2	—	2
Equity account for subsidiaries	395	316	—	(711)	—
NET INCOME	377	385	342	(711)	393
Income attributable to non-controlling interests	—	—	(16)	—	(16)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$377	$385	$326	$(711)	$377

Comprehensive income before non-controlling interests	$485	$490	$438	$(901)	$512
Comprehensive income attributable to non-controlling interests	—	—	(27)	—	(27)
Comprehensive income attributable to Willis Towers Watson	$485	$490	$411	$(901)	$485

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Six Months Ended June 30, 2016
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$11	$4,102	$—	$4,113
Interest and other income	—	1	69	—	70
Total revenues	—	12	4,171	—	4,183
Costs of providing services
Salaries and benefits	1	25	2,371	—	2,397
Other operating expenses	3	129	672	—	804
Depreciation	—	9	78	—	87
Amortization	—	—	286	—	286
Restructuring costs	—	27	39	—	66
Integration expenses	—	22	59	—	81
Total costs of providing services	4	212	3,505	—	3,721
(Loss)/income from operations	(4)	(200)	666	—	462
Income from Group undertakings	—	(302)	(70)	372	—
Expenses due to Group undertakings	—	71	301	(372)	—
Interest expense	17	62	14	—	93
Other expense/(income), net	1	(2)	13	—	12
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(22)	(29)	408	—	357
(Benefit)/provision for income taxes	—	(54)	91	—	37
(LOSS)/INCOME FROM OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(22)	25	317	—	320
Interest in earnings of associates, net of tax	—	—	1	—	1
Equity account for subsidiaries	332	282	—	(614)	—
NET INCOME	310	307	318	(614)	321
Income attributable to non-controlling interests	—	—	(11)	—	(11)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$310	$307	$307	$(614)	$310

Comprehensive income before non-controlling interests	$166	$162	$179	$(338)	$169
Comprehensive income attributable to non-controlling interests	—	—	(3)	—	(3)
Comprehensive income attributable to Willis Towers Watson	$166	$162	$176	$(338)	$166

Unaudited Condensed Consolidating Balance Sheet

	As of June 30, 2017
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
ASSETS
Cash and cash equivalents	$—	$7	$845	$—	$852
Fiduciary assets	—	—	12,751	—	12,751
Accounts receivable, net	—	5	2,283	—	2,288
Prepaid and other current assets	1	144	199	(2)	342
Amounts due from group undertakings	6,283	1,729	2,559	(10,571)	—
Total current assets	6,284	1,885	18,637	(10,573)	16,233
Investments in subsidiaries	4,562	9,593	—	(14,155)	—
Fixed assets, net	—	36	859	—	895
Goodwill	—	—	10,509	—	10,509
Other intangible assets, net	—	61	4,156	(61)	4,156
Pension benefits assets	—	—	595	—	595
Other non-current assets	—	229	369	(212)	386
Non-current amounts due from group undertakings	—	5,260	—	(5,260)	—
Total non-current assets	4,562	15,179	16,488	(19,688)	16,541
TOTAL ASSETS	$10,846	$17,064	$35,125	$(30,261)	$32,774
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$12,751	$—	$12,751
Deferred revenue and accrued expenses	—	57	1,346	(92)	1,311
Short-term debt and current portion of long-term debt	—	—	85	—	85
Other current liabilities	87	189	606	—	882
Amounts due to group undertakings	—	8,329	2,242	(10,571)	—
Total current liabilities	87	8,575	17,030	(10,663)	15,029
Long-term debt	496	3,473	128	—	4,097
Liability for pension benefits	—	—	1,271	—	1,271
Deferred tax liabilities	—	—	1,024	(201)	823
Provision for liabilities	—	120	517	—	637
Other non-current liabilities	—	33	454	(14)	473
Non-current amounts due to group undertakings	—	—	5,260	(5,260)	—
Total non-current liabilities	496	3,626	8,654	(5,475)	7,301
TOTAL LIABILITIES	583	12,201	25,684	(16,138)	22,330
REDEEMABLE NON-CONTROLLING INTEREST	—	—	57	—	57
EQUITY
Total Willis Towers Watson shareholders’ equity	10,263	4,863	9,260	(14,123)	10,263
Non-controlling interests	—	—	124	—	124
Total equity	10,263	4,863	9,384	(14,123)	10,387
TOTAL LIABILITIES AND EQUITY	$10,846	$17,064	$35,125	$(30,261)	$32,774

Unaudited Condensed Consolidating Balance Sheet

	As of December 31, 2016
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$870	$—	$870
Fiduciary assets	—	—	10,505	—	10,505
Accounts receivable, net	—	7	2,073	—	2,080
Prepaid and other current assets	—	72	324	(59)	337
Amounts due from group undertakings	7,229	1,648	2,370	(11,247)	—
Total current assets	7,229	1,727	16,142	(11,306)	13,792
Investments in subsidiaries	3,409	8,955	—	(12,364)	—
Fixed assets, net	—	34	805	—	839
Goodwill	—	—	10,413	—	10,413
Other intangible assets, net	—	64	4,368	(64)	4,368
Pension benefits assets	—	—	488	—	488
Other non-current assets	—	90	310	(47)	353
Non-current amounts due from group undertakings	—	4,973	—	(4,973)	—
Total non-current assets	3,409	14,116	16,384	(17,448)	16,461
TOTAL ASSETS	$10,638	$15,843	$32,526	$(28,754)	$30,253
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$10,505	$—	$10,505
Deferred revenue and accrued expenses	—	42	1,488	(49)	1,481
Short-term debt and current portion of long-term debt	—	416	92	—	508
Other current liabilities	77	117	684	(2)	876
Amounts due to group undertakings	—	9,150	2,097	(11,247)	—
Total current liabilities	77	9,725	14,866	(11,298)	13,370
Long-term debt	496	2,692	169	—	3,357
Liability for pension benefits	—	—	1,321	—	1,321
Deferred tax liabilities	—	—	1,013	(149)	864
Provision for liabilities	—	120	455	—	575
Other non-current liabilities	—	63	483	(14)	532
Non-current amounts due to group undertakings	—	—	4,973	(4,973)	—
Total non-current liabilities	496	2,875	8,414	(5,136)	6,649
TOTAL LIABILITIES	573	12,600	23,280	(16,434)	20,019
REDEEMABLE NON-CONTROLLING INTEREST	—	—	51	—	51
EQUITY
Total Willis Towers Watson shareholders’ equity	10,065	3,243	9,077	(12,320)	10,065
Non-controlling interests	—	—	118	—	118
Total equity	10,065	3,243	9,195	(12,320)	10,183
TOTAL LIABILITIES AND EQUITY	$10,638	$15,843	$32,526	$(28,754)	$30,253

Unaudited Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2017
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
NET CASH FROM/(USED IN) OPERATING ACTIVITIES	$448	$103	$(116)	$(116)	$319
CASH FLOWS (USED IN)/FROM INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	(5)	(114)	—	(119)
Capitalized software costs	—	—	(32)	—	(32)
Acquisitions of operations, net of cash acquired	—	—	(13)	—	(13)
Other, net	—	—	9	—	9
Proceeds from intercompany investing activities	1,008	252	215	(1,475)	—
Repayments of intercompany investing activities	(60)	(403)	(31)	494	—
Reduction in investment in subsidiaries	—	1,000	59	(1,059)	—
Additional investment in subsidiaries	(1,000)	(59)	—	1,059	—
Net cash (used in)/from investing activities	$(52)	$785	$93	$(981)	$(155)
CASH FLOWS USED IN FINANCING ACTIVITIES
Net borrowings on revolving credit facility	—	283	—	—	283
Senior notes issued	—	650	—	—	650
Proceeds from issuance of other debt	—	—	32	—	32
Debt issuance costs	—	(9)	—	—	(9)
Repayments of debt	—	(614)	(81)	—	(695)
Repurchase of shares	(296)	—	—	—	(296)
Proceeds from issuance of shares	37	—	—	—	37
Cash paid for employee taxes on withholding shares	—	—	(3)	—	(3)
Payments of deferred and contingent consideration related to acquisitions	—	—	(44)	—	(44)
Dividends paid	(137)	—	(116)	116	(137)
Acquisitions of and dividends paid to non-controlling interests	—	—	(14)	—	(14)
Proceeds from intercompany financing activities	—	32	462	(494)	—
Repayments of intercompany financing activities	—	(1,223)	(252)	1,475	—
Net cash used in financing activities	$(396)	$(881)	$(16)	$1,097	$(196)
INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	—	7	(39)	—	(32)
Effect of exchange rate changes on cash and cash equivalents	—	—	14	—	14
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	870	—	870
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$7	$845	$—	$852

Unaudited Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2016
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
NET CASH FROM/(USED IN) OPERATING ACTIVITIES	$42	$(605)	$1,000	$(1)	$436
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	(14)	(78)	—	(92)
Capitalized software costs	—	—	(42)	—	(42)
Acquisitions of operations, net of cash acquired	—	—	419	—	419
Other, net	—	—	23	—	23
Repayments of intercompany investing activities	(4,268)	(3,696)	(696)	8,660	—
Reduction in investment in subsidiaries	4,600	3,600	—	(8,200)	—
Additional investment in subsidiaries	—	(4,600)	(3,600)	8,200	—
Net cash from/(used in) investing activities	$332	$(4,710)	$(3,974)	$8,660	$308
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net payments on revolving credit facility	—	(393)	—	—	(393)
Senior notes issued	—	1,606	—	—	1,606
Proceeds from issuance of other debt	—	400	4	—	404
Debt issuance costs	—	(14)	—	—	(14)
Repayments of debt	(300)	(1,026)	(500)	—	(1,826)
Repurchase of shares	(38)	—	—	—	(38)
Proceeds from issuance of shares	28	—	—	—	28
Dividends paid	(67)	—	(1)	1	(67)
Cash paid for employee taxes on withholding shares	—	—	(9)	—	(9)
Acquisitions of and dividends paid to non-controlling interests	—	—	(15)	—	(15)
Proceeds from intercompany financing activities	—	4,803	3,857	(8,660)	—
Net cash (used in)/from financing activities	$(377)	$5,376	$3,336	$(8,659)	$(324)
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(3)	61	362	—	420
Effect of exchange rate changes on cash and cash equivalents	—	—	(3)	—	(3)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3	2	527	—	532
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$63	$886	$—	$949

Note 18 — Financial Information for Issuer, Parent Guarantor, Other Guarantor Subsidiaries and Non-Guarantor Subsidiaries
Trinity Acquisition plc has $2.1 billion senior notes outstanding of which $525 million were issued on August 15, 2013, $1.0 billion were issued on March 22, 2016, €540 million ($609 million) were issued on May 26, 2016, and $523 million outstanding under the $1.25 billion revolving credit facility issued March 7, 2017.
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
The guarantor structure described above differs from the guarantor structure associated with the senior notes issued by Willis North America described in Note 16 and the guarantor structure associated with the senior notes issued by Willis Towers Watson described in Note 17.
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

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Three Months Ended June 30, 2017
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$5	$—	$1,925	$—	$1,930
Interest and other income	—	—	—	23	—	23
Total revenues	—	5	—	1,948	—	1,953
Costs of providing services
Salaries and benefits	1	10	—	1,137	—	1,148
Other operating expenses	1	37	—	353	—	391
Depreciation	—	2	—	49	—	51
Amortization	—	2	—	147	—	149
Restructuring costs	—	(3)	—	30	—	27
Integration expenses	—	28	—	35	—	63
Total costs of providing services	2	76	—	1,751	—	1,829
(Loss)/income from operations	(2)	(71)	—	197	—	124
Income from Group undertakings	—	(141)	(38)	(15)	194	—
Expenses due to Group undertakings	—	43	7	144	(194)	—
Interest expense	8	6	26	6	—	46
Other expense, net	—	—	—	30	—	30
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(10)	21	5	32	—	48
(Benefit)/provision for income taxes	(1)	3	1	5	—	8
(LOSS)/INCOME FROM OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(9)	18	4	27	—	40
Interest in earnings of associates, net of tax	—	—	—	1	—	1
Equity account for subsidiaries	42	8	(115)	—	65	—
NET INCOME/(LOSS)	33	26	(111)	28	65	41
Income attributable to non-controlling interests	—	—	—	(8)	—	(8)
NET INCOME/(LOSS) ATTRIBUTABLE TO WILLIS TOWERS WATSON	$33	$26	$(111)	$20	$65	$33

Comprehensive income before non-controlling interests	$165	$156	$15	$152	$(307)	$181
Comprehensive income attributable to non-controlling interests	—	—	—	(16)	—	(16)
Comprehensive income attributable to Willis Towers Watson	$165	$156	$15	$136	$(307)	$165

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Three Months Ended June 30, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$4	$—	$1,890	$—	$1,894
Interest and other income	—	1	—	54	—	55
Total revenues	—	5	—	1,944	—	1,949
Costs of providing services
Salaries and benefits	1	11	—	1,189	—	1,201
Other operating expenses	2	36	—	335	—	373
Depreciation	—	4	—	40	—	44
Amortization	—	—	—	125	—	125
Restructuring costs	—	14	—	27	—	41
Integration expenses	(1)	4	—	26	—	29
Total costs of providing services	2	69	—	1,742	—	1,813
(Loss)/income from operations	(2)	(64)	—	202	—	136
Income from Group undertakings	—	(150)	(33)	(40)	223	—
Expenses due to Group undertakings	—	64	6	153	(223)	—
Interest expense	6	9	26	6	—	47
Other income, net	—	(2)	—	(4)	—	(6)
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(8)	15	1	87	—	95
(Benefit)/provision for income taxes	—	(13)	—	32	—	19
(LOSS)/INCOME FROM OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(8)	28	1	55	—	76
Equity account for subsidiaries	80	29	(62)	—	(47)	—
NET INCOME	72	57	(61)	55	(47)	76
Income attributable to non-controlling interests	—	—	—	(4)	—	(4)
NET INCOME/(LOSS) ATTRIBUTABLE TO WILLIS TOWERS WATSON	$72	$57	$(61)	$51	$(47)	$72

Comprehensive loss before non-controlling interests	$(56)	$(70)	$(105)	$(62)	$231	$(62)
Comprehensive loss attributable to non-controlling interests	—	—	—	6	—	6
Comprehensive loss attributable to Willis Towers Watson	$(56)	$(70)	$(105)	$(56)	$231	$(56)

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Six Months Ended June 30, 2017
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$11	$—	$4,222	$—	$4,233
Interest and other income	—	—	—	39	—	39
Total revenues	—	11	—	4,261	—	4,272
Costs of providing services
Salaries and benefits	2	20	—	2,317	—	2,339
Other operating expenses	2	54	—	736	—	792
Depreciation	—	3	—	94	—	97
Amortization	—	2	—	298	—	300
Restructuring costs	—	4	—	50	—	54
Integration expenses	—	32	—	71	—	103
Total costs of providing services	4	115	—	3,566	—	3,685
(Loss)/income from operations	(4)	(104)	—	695	—	587
Income from Group undertakings	—	(309)	(72)	(73)	454	—
Expenses due to Group undertakings	—	123	13	318	(454)	—
Interest expense	15	15	51	11	—	92
Other expense, net	—	—	—	50	—	50
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(19)	67	8	389	—	445
(Benefit)/provision for income taxes	(1)	5	1	49	—	54
(LOSS)/INCOME FROM OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(18)	62	7	340	—	391
Interest in earnings of associates, net of tax	—	—	—	2	—	2
Equity account for subsidiaries	395	323	225	—	(943)	—
NET INCOME	377	385	232	342	(943)	393
Income attributable to non-controlling interests	—	—	—	(16)	—	(16)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$377	$385	$232	$326	$(943)	$377

Comprehensive income before non-controlling interests	$485	$490	$334	$438	$(1,235)	$512
Comprehensive income attributable to non-controlling interests	—	—	—	(27)	—	(27)
Comprehensive income attributable to Willis Towers Watson	$485	$490	$334	$411	$(1,235)	$485

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Six Months Ended June 30, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$11	$—	$4,102	$—	$4,113
Interest and other income	—	1	—	69	—	70
Total revenues	—	12	—	4,171	—	4,183
Costs of providing services
Salaries and benefits	1	25	—	2,371	—	2,397
Other operating expenses	3	129	—	672	—	804
Depreciation	—	9	—	78	—	87
Amortization	—	—	—	286	—	286
Restructuring costs	—	27	—	39	—	66
Integration expenses	—	22	—	59	—	81
Total costs of providing services	4	212	—	3,505	—	3,721
(Loss)/income from operations	(4)	(200)	—	666	—	462
Income from Group undertakings	—	(296)	(64)	(70)	430	—
Expenses due to Group undertakings	—	116	13	301	(430)	—
Interest expense	17	18	44	14	—	93
Other expense/(income), net	1	(2)	—	13	—	12
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(22)	(36)	7	408	—	357
(Benefit)/provision for income taxes	—	(55)	1	91	—	37
(LOSS)/INCOME FROM OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(22)	19	6	317	—	320
Interest in earnings of associates, net of tax	—	—	—	1	—	1
Equity account for subsidiaries	332	288	112	—	(732)	—
NET INCOME	310	307	118	318	(732)	321
Income attributable to non-controlling interests	—	—	—	(11)	—	(11)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$310	$307	$118	$307	$(732)	$310

Comprehensive income before non-controlling interests	$166	$162	$56	$179	$(394)	$169
Comprehensive income attributable to non-controlling interests	—	—	—	(3)	—	(3)
Comprehensive income attributable to Willis Towers Watson	$166	$162	$56	$176	$(394)	$166

Unaudited Condensed Consolidating Balance Sheet

	As of June 30, 2017
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
ASSETS
Cash and cash equivalents	$—	$7	$—	$845	$—	$852
Fiduciary assets	—	—	—	12,751	—	12,751
Accounts receivable, net	—	5	—	2,283	—	2,288
Prepaid and other current assets	1	147	1	199	(6)	342
Amounts due from group undertakings	6,283	1,736	1,503	2,559	(12,081)	—
Total current assets	6,284	1,895	1,504	18,637	(12,087)	16,233
Investments in subsidiaries	4,562	9,324	8,344	—	(22,230)	—
Fixed assets, net	—	36	—	859	—	895
Goodwill	—	—	—	10,509	—	10,509
Other intangible assets, net	—	61	—	4,156	(61)	4,156
Pension benefits assets	—	—	—	595	—	595
Other non-current assets	—	226	3	369	(212)	386
Non-current amounts due from group undertakings	—	4,461	1,318	—	(5,779)	—
Total non-current assets	4,562	14,108	9,665	16,488	(28,282)	16,541
TOTAL ASSETS	$10,846	$16,003	$11,169	$35,125	$(40,369)	$32,774
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$—	$12,751	$—	$12,751
Deferred revenue and accrued expenses	—	57	—	1,346	(92)	1,311
Short-term debt and current portion of long-term debt	—	—	—	85	—	85
Other current liabilities	87	165	28	606	(4)	882
Amounts due to group undertakings	—	9,416	423	2,242	(12,081)	—
Total current liabilities	87	9,638	451	17,030	(12,177)	15,029
Long-term debt	496	830	2,643	128	—	4,097
Liability for pension benefits	—	—	—	1,271	—	1,271
Deferred tax liabilities	—	—	—	1,024	(201)	823
Provision for liabilities	—	120	—	517	—	637
Other non-current liabilities	—	33	—	454	(14)	473
Non-current amounts due to group undertakings	—	519	—	5,260	(5,779)	—
Total non-current liabilities	496	1,502	2,643	8,654	(5,994)	7,301
TOTAL LIABILITIES	583	11,140	3,094	25,684	(18,171)	22,330
REDEEMABLE NON-CONTROLLING INTEREST	—	—	—	57	—	57
EQUITY
Total Willis Towers Watson shareholders’ equity	10,263	4,863	8,075	9,260	(22,198)	10,263
Non-controlling interests	—	—	—	124	—	124
Total equity	10,263	4,863	8,075	9,384	(22,198)	10,387
TOTAL LIABILITIES AND EQUITY	$10,846	$16,003	$11,169	$35,125	$(40,369)	$32,774

Unaudited Condensed Consolidating Balance Sheet

	As of December 31, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$—	$870	$—	$870
Fiduciary assets	—	—	—	10,505	—	10,505
Accounts receivable, net	—	7	—	2,073	—	2,080
Prepaid and other current assets	—	74	1	324	(62)	337
Amounts due from group undertakings	7,229	849	1,595	2,370	(12,043)	—
Total current assets	7,229	930	1,596	16,142	(12,105)	13,792
Investments in subsidiaries	3,409	8,621	7,309	—	(19,339)	—
Fixed assets, net	—	34	—	805	—	839
Goodwill	—	—	—	10,413	—	10,413
Other intangible assets, net	—	64	—	4,368	(64)	4,368
Pension benefits assets	—	—	—	488	—	488
Other non-current assets	—	90	—	310	(47)	353
Non-current amounts due from group undertakings	—	4,859	1,055	—	(5,914)	—
Total non-current assets	3,409	13,668	8,364	16,384	(25,364)	16,461
TOTAL ASSETS	$10,638	$14,598	$9,960	$32,526	$(37,469)	$30,253
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$—	$10,505	$—	$10,505
Deferred revenue and accrued expenses	—	41	1	1,488	(49)	1,481
Short-term debt and current portion of long-term debt	—	394	22	92	—	508
Other current liabilities	77	87	33	684	(5)	876
Amounts due to group undertakings	—	9,946	—	2,097	(12,043)	—
Total current liabilities	77	10,468	56	14,866	(12,097)	13,370
Long-term debt	496	186	2,506	169	—	3,357
Liability for pension benefits	—	—	—	1,321	—	1,321
Deferred tax liabilities	—	—	—	1,013	(149)	864
Provision for liabilities	—	120	—	455	—	575
Other non-current liabilities	—	63	—	483	(14)	532
Non-current amounts due to group undertakings	—	518	423	4,973	(5,914)	—
Total non-current liabilities	496	887	2,929	8,414	(6,077)	6,649
TOTAL LIABILITIES	573	11,355	2,985	23,280	(18,174)	20,019
REDEEMABLE NON-CONTROLLING INTEREST	—	—	—	51	—	51
EQUITY
Total Willis Towers Watson shareholders’ equity	10,065	3,243	6,975	9,077	(19,295)	10,065
Non-controlling interests	—	—	—	118	—	118
Total equity	10,065	3,243	6,975	9,195	(19,295)	10,183
TOTAL LIABILITIES AND EQUITY	$10,638	$14,598	$9,960	$32,526	$(37,469)	$30,253

Unaudited Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2017
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
NET CASH FROM/(USED IN) OPERATING ACTIVITIES	$448	$(274)	$434	$(116)	$(173)	$319
CASH FLOWS (USED IN)/FROM INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	(5)	—	(114)	—	(119)
Capitalized software costs	—	—	—	(32)	—	(32)
Acquisitions of operations, net of cash acquired	—	—	—	(13)	—	(13)
Other, net	—	—	—	9	—	9
Proceeds from intercompany investing activities	1,008	75	219	215	(1,517)	—
Repayments of intercompany investing activities	(60)	(3)	(692)	(31)	786	—
Reduction in investment in subsidiaries	—	1,000	—	59	(1,059)	—
Additional investment in subsidiaries	(1,000)	(59)	—	—	1,059	—
Net cash (used in)/from investing activities	$(52)	$1,008	$(473)	$93	$(731)	$(155)
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net borrowings on revolving credit facility	—	—	283	—	—	283
Senior notes issued	—	650	—	—	—	650
Proceeds from issuance of other debt	—	—	—	32	—	32
Debt issuance costs	—	(5)	(4)	—	—	(9)
Repayments of debt	—	(399)	(215)	(81)	—	(695)
Repurchase of shares	(296)	—	—	—	—	(296)
Proceeds from issuance of shares	37	—	—	—	—	37
Cash paid for employee taxes on withholding shares	—	—	—	(3)	—	(3)
Payments of deferred and contingent consideration related to acquisitions	—	—	—	(44)	—	(44)
Dividends paid	(137)	(57)	—	(116)	173	(137)
Acquisitions of and dividends paid to non-controlling interests	—	—	—	(14)	—	(14)
Proceeds from intercompany financing activities	—	324	—	462	(786)	—
Repayments of intercompany financing activities	—	(1,240)	(25)	(252)	1,517	—
Net cash (used in)/from financing activities	$(396)	$(727)	$39	$(16)	$904	$(196)
INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	—	7	—	(39)	—	(32)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	14	—	14
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	—	870	—	870
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$7	$—	$845	$—	$852

Unaudited Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
NET CASH FROM/(USED IN) OPERATING ACTIVITIES	$42	$(228)	$(377)	$1,000	$(1)	$436
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	(14)	—	(78)	—	(92)
Capitalized software costs	—	—	—	(42)	—	(42)
Acquisitions of operations, net of cash acquired	—	—	—	419	—	419
Other, net	—	—	—	23	—	23
Proceeds from intercompany investing activities	—	12	—	—	(12)	—
Repayments of intercompany investing activities	(4,268)	(3,512)	(184)	(696)	8,660	—
Reduction in investment subsidiaries	4,600	3,600	—	—	(8,200)	—
Additional investment in subsidiaries	—	(4,600)	—	(3,600)	8,200	—
Net cash from/(used in) investing activities	$332	$(4,514)	$(184)	$(3,974)	$8,648	$308
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net payments on revolving credit facility	—	—	(393)	—	—	(393)
Senior notes issued	—	—	1,606	—	—	1,606
Proceeds from issuance of other debt	—	—	400	4	—	404
Debt issuance costs	—	—	(14)	—	—	(14)
Repayments of debt	(300)	—	(1,026)	(500)	—	(1,826)
Repurchase of shares	(38)	—	—	—	—	(38)
Proceeds from issuance of shares	28	—	—	—	—	28
Dividends paid	(67)	—	—	(1)	1	(67)
Cash paid for employee taxes on withholding shares	—	—	—	(9)	—	(9)
Acquisitions of and dividends paid to non-controlling interests	—	—	—	(15)	—	(15)
Proceeds from intercompany financing activities	—	4,803	—	3,857	(8,660)	—
Repayments of intercompany financing activities	—	—	(12)	—	12	—
Net cash (used in)/from financing activities	$(377)	$4,803	$561	$3,336	$(8,647)	$(324)
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(3)	61	—	362	—	420
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(3)	—	(3)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3	2	—	527	—	532
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$63	$—	$886	$—	$949

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
Management has considered the U.K. referendum vote on June 23, 2016 to depart from the E.U., the triggering of Article 50 of the Treaty of Lisbon (providing the right to and procedures for a member to leave the E.U.) on March 29, 2017, the early general election held on June 8, 2017, and the uncertainties about the near-term and longer-term effects of Brexit on the Company. The terms of Brexit, and its impact, are highly uncertain. For a further discussion of the risks of Brexit to the Company, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K, filed with the SEC on March 1, 2017.
Typically, our business benefits from regulatory change, political risk or economic uncertainty. Insurance broking generally tracks the economy, but demand for both insurance broking and consulting services usually remains steady during times of uncertainty. We believe that the U.K. has good long-term growth opportunities and, given that, we believe the impact to Willis Towers Watson will be neutral to slightly positive over the next few years, with some periods of increase and decrease in that time frame. We have some businesses, such as our health and benefits and administration businesses, which can be counter cyclical during the early period of a significant economic change.
On an annual basis for 2017, although we expect that approximately 22% of our revenues will be generated in the U.K., we expect that only about 12% of revenues will be denominated in Pounds sterling, as much of the insurance business is transacted in U.S. dollars. We expect that approximately 19% of our expenses will be denominated in Pounds sterling; thus, we generally benefit from a weakening Pound sterling in our income from operations. However, we have a Company hedging strategy for this aspect of our business, which is designed to mitigate significant fluctuations in currency.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	($ in millions, except per share data)
Total revenues	$1,953	100%	$1,949	100%	$4,272	100%	$4,183	100%
Costs of providing services
Salaries and benefits	1,148	59%	1,201	62%	2,339	55%	2,397	57%
Other operating expenses	391	20%	373	19%	792	19%	804	19%
Depreciation	51	3%	44	2%	97	2%	87	2%
Amortization	149	8%	125	6%	300	7%	286	7%
Restructuring costs	27	1%	41	2%	54	1%	66	2%
Integration expenses	63	3%	29	1%	103	2%	81	2%
Total costs of providing services	1,829		1,813		3,685		3,721
Income from operations	124	6%	136	7%	587	14%	462	11%
Interest expense	46	2%	47	2%	92	2%	93	2%
Other expense/(income), net	30	2%	(6)	—%	50	1%	12	—%
Provision for income taxes	8	—%	19	1%	54	1%	37	1%
Interest in earnings of associates, net of tax	1	—%	—	—%	2	—%	1	—%
Income attributable to non-controlling interests	(8)	—%	(4)	—%	(16)	—%	(11)	—%
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$33	2%	$72	4%	$377	9%	$310	7%
Diluted earnings per share	$0.24		$0.51		$2.75		$2.25
Consolidated Revenues
Revenues for the three months ended June 30, 2017 were $2.0 billion, compared to $1.9 billion for the three months ended June 30, 2016, an increase of $4 million, or less than 1%.While our revenue was stable for the quarter as compared to the prior year, growth in our Exchange Solutions segment was offset by foreign currency translation. Adjusting for the impact of foreign currency, our revenue grew by 2%.
Revenues for the six months ended June 30, 2017 were $4.3 billion, compared to $4.2 billion for the six months ended June 30, 2016, an increase of $89 million or 2%. The $89 million increase in revenues was driven mainly by Human Capital and Benefits, which had strong demand and increased utilization, and Exchange Solutions, offset by negative foreign currency translation. Adjusting for the impact of foreign currency, our revenue grew by 4%.

Our revenues can be materially impacted by changes in currency conversions, which can fluctuate significantly over the course of a calendar year. For the three and six months ended June 30, 2017, currency translation decreased our consolidated revenues by $43 million and $93 million, respectively. The primary currencies driving the change were the Pound sterling and the Euro.
The following table details our top five markets based on the percentage of consolidated revenues (in U.S. dollars) from the countries where work is performed for the six months ended June 30, 2017. These figures do not represent the currency of the related revenue, which is presented in the next table.

Geographic Region	% of Revenues
United States	48%
United Kingdom	22%
France	6%
Germany	3%
Canada	3%
The table below details the percentage of our revenues and expenses by transactional currency for the six months ended June 30, 2017.

	Revenues	Expenses (i)
U.S. dollars	55%	51%
Pounds sterling	13%	18%
Euro	16%	13%
Other currencies	16%	18%
____________________

i.
These percentages exclude certain expenses for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. These items include Merger-related amortization of intangible assets, restructuring costs, and integration expenses.

The components of the change in revenues generated for the three month and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,			Components of Revenue Change
	2017	2016	As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	($ in millions)
Total revenues	$1,953	$1,949	—%	(2)%	2%	—%	2%

	Six Months Ended June 30,			Components of Revenue Change
	2017	2016	As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	($ in millions)
Total revenues	$4,272	$4,183	2%	(2)%	4%	—%	4%
Definitions of Constant Currency Change and Organic Change are included under the section entitled Non-GAAP Financial Measures elsewhere within Item 2 of this Form 10-Q.
Segment Revenues
Beginning in 2017, we made certain changes that affect our segment results. These changes, which are detailed in the Current Report on Form 8-K filed with the SEC on April 7, 2017, include the realignment of certain businesses within our segments, as well as changes to certain allocation methodologies to better reflect the ongoing nature of our businesses. The prior period comparatives reflected in the tables below have been retrospectively adjusted to reflect our current segment presentation. See Part I, Item 1. Note 4 — Segment Information of this Form 10-Q report for a further discussion of these changes.
The segment descriptions below should be read in conjunction with the full descriptions of our businesses contained in Part I, Item 1. Business, contained in our Annual Report on Form 10-K, filed with the SEC on March 1, 2017, as updated by the Form 8-K filed with the SEC on April 7, 2017.
The Company experiences seasonal fluctuations of its commissions and fees revenue. Revenue is typically higher during the Company’s first and fourth quarters due primarily to timing of broking-related activities.

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
The following table sets forth the components of HCB revenues for the three months ended June 30, 2017 and 2016, respectively, and the components of the change in commissions and fees for the three months ended June 30, 2017 from the three months ended June 30, 2016.

				Components of Revenue Change(i)
	Three Months Ended June 30,		As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2017	2016
	($ in millions)
Commissions and fees	$718	$731	(2)%	(2)%	1%	—%	—%
Interest and other income	11	5
Total segment revenues	$729	$736
____________________

i.	Components of revenue change may not add due to rounding.
HCB total segment revenues for the three months ended June 30, 2017 and 2016 were $729 million and $736 million, respectively. Commissions and fees for the three months ended June 30, 2017 and 2016 were $718 million and $731 million, respectively. Retirement revenues decreased in the second quarter as Great Britain and International revenue growth was offset by an expected decline in North America, as bulk lump sum projects declined year-over-year, and in Western Europe due to the timing of the Easter holiday. The demand for actuarial consulting projects remained strong in Great Britain as a result of regulatory change. Talent and Rewards was down slightly as the 2016 North America restructuring led to anticipated softness in new business, but the margin enhancement objectives were achieved. Health and Benefits continued to experience strong revenue growth as a result of health care consulting in North America, offset by softness in Western Europe due to timing issues. Revenue in the Technology and Administration Solutions business experienced growth in all regions as a result of new administration clients and project activity. The change in interest and other income was a result of a $5 million settlement received during the second quarter of 2017 related to the loss of a team in Florida.
The following table sets forth the components of HCB revenues for the six months ended June 30, 2017 and 2016, respectively, and the components of the change in commissions and fees for the six months ended June 30, 2017 from the six months ended June 30, 2016.

				Components of Revenue Change
	Six Months Ended June 30,		As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2017	2016
	($ in millions)
Commissions and fees	$1,669	$1,657	1%	(2)%	3%	—%	3%
Interest and other income	15	9
Total segment revenues	$1,684	$1,666
HCB commissions and fees, and total segment revenues, for the six months ended June 30, 2017 and 2016 were $1.7 billion. Retirement revenues decreased in the first half of the year. The decrease occurred in Western Europe, International and North America and was partially offset by growth in Great Britain. The decline in North America was expected as bulk lump sum projects declined year over year. Actuarial consulting projects in Great Britain were strong due to regulation changes. Talent and Rewards experienced a large drop in revenues, primarily in the Rewards, Talent and Communication consulting business in North America. The recent restructuring program impacted this region the hardest, and as expected, external marketing efforts were impacted during this initiative which resulted in a lower pipeline for the first half of 2017. Healthcare consulting revenues were up significantly for all markets globally. Revenue in the Technology and Administration Solutions business in Great Britain experienced growth as a result of new administration clients and project activity. The change in interest and other income was a result of a $5 million settlement received during the second quarter of 2017 related to the loss of a team in Florida.

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
The following table sets forth the components of CRB revenues for the three months ended June 30, 2017 and 2016, respectively, and the components of the change in commissions and fees for the three months ended June 30, 2017 from the three months ended June 30, 2016.

				Components of Revenue Change(i)
	Three Months Ended June 30,		As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2017	2016
	($ in millions)
Commissions and fees	$624	$627	—%	(2)%	1%	—%	1%
Interest and other income	6	6
Total segment revenues	$630	$633
____________________

i.	Components of revenue change may not add due to rounding.
CRB total segment revenues for the three months ended June 30, 2017 and 2016 were $630 million and $633 million, respectively. Commissions and fees for the three months ended June 30, 2017 and 2016 were $624 million and $627 million, respectively. Western Europe, Great Britain and International had solid revenue growth. Western Europe revenue growth was led by Iberia and Ireland. Great Britain experienced growth in Transportation, Financial Lines and Natural Resources, with some timing offsets from the first quarter. International revenue growth was led by the Asian and Latin American operations. North America organic revenues were flat as new business growth was offset by a decline in one-time projects versus the second quarter of 2016.
The following table sets forth the components of CRB revenues for the six months ended June 30, 2017 and 2016, respectively, and the components of the change in commissions and fees for the six months ended June 30, 2017 from the six months ended June 30, 2016.

				Components of Revenue Change(i)
	Six Months Ended June 30,		As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2017	2016
	($ in millions)
Commissions and fees	$1,274	$1,268	1%	(2)%	2%	—%	2%
Interest and other income	11	12
Total segment revenues	$1,285	$1,280
____________________

i.	Components of revenue change may not add due to rounding.
CRB commissions and fees, and total segment revenues, for the six months ended June 30, 2017 and 2016, were $1.3 billion. Revenue growth was led by International with additional growth in Western Europe and Great Britain offset by a slight decline in North America.  International growth was fueled by solid client retention and very strong new business.  Western Europe had strong client retention and modest new business growth. Great Britain experienced solid new business growth and North America experienced a small decline driven by lower than historic one-time project revenues somewhat offset by improved client retention.
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
The following table sets forth the components of IRR revenues for the three months ended June 30, 2017 and 2016, respectively, and the components of the change in commissions and fees for the three months ended June 30, 2017 from the three months ended June 30, 2016.

				Components of Revenue Change
	Three Months Ended June 30,		As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2017	2016
	($ in millions)
Commissions and fees	$383	$380	—%	(3)%	3%	—%	3%
Interest and other income	6	44
Total segment revenues	$389	$424
IRR total segment revenues for the three months ended June 30, 2017 and 2016 were $389 million and $424 million, respectively. Total segment revenues for the three months ended June 30, 2016 included £28 million ($41 million) received for a settlement related to the Fine Arts, Jewellery and Specie team. Commissions and fees for the three months ended June 30, 2017 and 2016 were $383 million and $380 million, respectively. Reinsurance, Investment, Risk Consulting and Software, and Max Matthiessen all posted revenue growth, primarily as a result of strong sales and increased performance fees. As expected, Wholesale revenues declined due to timing of renewals, which brought revenue forward into the first quarter of 2017.
The following table sets forth the components of IRR revenues for the six months ended June 30, 2017 and 2016, respectively, and the components of the change in commissions and fees for the six months ended June 30, 2017 from the six months ended June 30, 2016.

				Components of Revenue Change
	Six Months Ended June 30,		As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2017	2016
	($ in millions)
Commissions and fees	$885	$878	1%	(3)%	4%	—%	4%
Interest and other income	11	48
Total segment revenues	$896	$926
IRR total segment revenues for the six months ended June 30, 2017 and 2016 were $896 million and $926 million, respectively. Total segment revenues for the six months ended June 30, 2016 included £28 million ($41 million) received for a settlement related to the Fine Arts, Jewellery and Specie team. Commissions and fees for the six months ended June 30, 2017 and 2016 were $885 million and $878 million, respectively. Wholesale, Investment, Risk Consulting and Software, Max Matthiessen and Reinsurance all posted notable revenue growth, primarily as a result of strong sales and increased performance fees and timing. WTW Securities (formerly Capital Markets) performance slightly offset the revenue growth for the segment.
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

The following table sets forth the components of ES revenues for the three months ended June 30, 2017 and 2016, respectively, and the components of the change in commissions and fees for the three months ended June 30, 2017 from the three months ended June 30, 2016.

				Components of Revenue Change
	Three Months Ended June 30,		As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2017	2016
	($ in millions)
Commissions and fees	$178	$154	15%	—%	15%	—%	15%
Interest and other income	—	1
Total segment revenues	$178	$155
ES total segment revenues for the three months ended June 30, 2017 and 2016 were $178 million and $155 million, respectively. Retiree and Access Exchanges revenues increased by 14% and Exchange Solutions Other grew by 17%, led by active exchanges and Technology and Administration Solutions.
The following table sets forth the components of ES revenues for the six months ended June 30, 2017 and 2016, respectively, and the components of the change in commissions and fees for the six months ended June 30, 2017 from the six months ended June 30, 2016.

				Components of Revenue Change
	Six Months Ended June 30,		As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2017	2016
	($ in millions)
Commissions and fees	$357	$317	13%	—%	13%	—%	13%
Interest and other income	—	1
Total segment revenues	$357	$318
ES total segment revenues for the six months ended June 30, 2017 and 2016 were $357 million and $318 million, respectively. Retiree and Access Exchanges revenues increased by 10% and Exchange Solutions Other grew by 16%, led by active exchanges and Technology and Administration Solutions.
ES revenue growth is expected to slow to around 10% in 2017 due to the stabilization of the retiree enrollments. We continue to expect the active exchange growth to be strong.
Costs of Providing Services
Total costs of providing services were flat for both the three months ended June 30, 2017 and 2016 at $1.8 billion, as well as for both the six months ended June 30, 2017 and 2016 at $3.7 billion. See the analysis below for further information.
Salaries and benefits
Salaries and benefits for the three months ended June 30, 2017 were $1.1 billion, compared to $1.2 billion for the three months ended June 30, 2016, a decrease of $53 million. Salaries and benefits as a percentage of revenue decreased from 62% to 59% for the quarter. Salaries and benefits for the six months ended June 30, 2017 were $2.3 billion, compared to $2.4 billion for the six months ended June 30, 2016, a decrease of $58 million. Salaries and benefits as a percentage of revenue decreased from 57% to 55% for the first half of the year.
Salaries and benefits costs decreased during both the quarter and the first half of 2017 due to savings associated with our integration and restructuring plans, stemming from reduced headcount and shifting work to lower-cost locations. Salaries and benefits as a percentage of revenue decreased as we were able to grow our revenue while reducing our salaries and benefits costs.
Other operating expenses
Other operating expenses for the three months ended June 30, 2017 were $391 million, compared to $373 million for the three months ended June 30, 2016, an increase of $18 million, or 5%. This $18 million increase was due primarily to increased spending on non-reimbursable costs to deliver health-reimbursement account (‘HRA’) services, legal fees and IT related services. As a result of these cost increases, other operating expenses as a percentage of revenue increased from 19% to 20%.

Other operating expenses for the six months ended June 30, 2017 were $792 million, compared to $804 million for the six months ended June 30, 2016, a decrease of $12 million, or 1%. This $12 million decrease was due primarily to the Stanford litigation provision of $50 million in the first half of 2016, partially offset by reserves for the CalPERS litigation and other increases in litigation reserves and other professional services. Other operating expenses as a percentage of revenue remained flat at 19%.
Depreciation
Depreciation for the three months ended June 30, 2017 was $51 million, compared to $44 million for the three months ended June 30, 2016, an increase of $7 million, or 16%. Depreciation for the six months ended June 30, 2017 was $97 million, compared to $87 million for the six months ended June 30, 2016, an increase of $10 million, or 11%. This increase was due primarily to a higher depreciable base of assets resulting from additional assets placed in service during 2016.
Amortization
Amortization for the three months ended June 30, 2017 was $149 million, compared to $125 million for the three months ended June 30, 2016, an increase of $24 million, or 19%. Amortization for the six months ended June 30, 2017 was $300 million, compared to $286 million for the six months ended June 30, 2016, an increase of $14 million, or 5%. This increase occurred because the preliminary estimates of the fair value of intangible assets arising from the Merger were lower in the second quarter of 2016 than the final values recorded once purchase accounting was finalized in the fourth quarter of 2016. Additionally, our intangible amortization is more heavily weighted to the initial years of the useful lives of the related intangibles, and therefore amortization will decrease over time.
Restructuring costs
Restructuring costs for the three months ended June 30, 2017 were $27 million, compared to $41 million for the three months ended June 30, 2016, a decrease of $14 million, or 34%. Restructuring costs for the six months ended June 30, 2017 were $54 million, compared to $66 million for the six months ended June 30, 2016, a decrease of $12 million, or 18%.
These costs were incurred primarily in connection with the Operational Improvement Program, for which the Company expects to incur $130 million of restructuring costs during 2017, the final year of the program, bringing the cumulative restructuring charges for this program to approximately $440 million. Refer to Part 1, Item 1, Note 5 — Restructuring Costs for additional information regarding these costs.
Integration expenses
Integration expenses for the three months ended June 30, 2017 were $63 million, compared to $29 million for the three months ended June 30, 2016, an increase of $34 million, or 117%. The increase in expenses primarily relates to costs associated with our enterprise resource planning (‘ERP’) migration and real estate consolidations.
Integration expenses for the six months ended June 30, 2017 were $103 million, compared to $81 million for the six months ended June 30, 2016, an increase of $22 million, or 27%. The increase in expenses was driven by the ERP migration, including accelerated depreciation related to the planned decommissioning of certain Legacy Willis accounting systems, and real estate consolidations, partially offset by decreased spending on certain consulting, severance and transaction-related costs that were incurred initially as part of the Merger.
Income from Operations
Income from operations for the three months ended June 30, 2017 was $124 million, compared to $136 million for the three months ended June 30, 2016, a decrease of $12 million, or 9%. This decrease resulted from an increase to total costs of providing services of $16 million, partially offset by increased revenue of $4 million.
Income from operations for the six months ended June 30, 2017 was $587 million, compared to $462 million for the six months ended June 30, 2016, an increase of $125 million, or 27%. This increase resulted from additional revenue of $89 million coupled with reductions to total costs of providing services of $36 million.
Interest Expense
Interest expense for the three months ended June 30, 2017 was $46 million, compared to $47 million for the three months ended June 30, 2016 a decrease of $1 million, or 2%. Interest expense for the six months ended June 30, 2017 was $92 million, compared to $93 million for the six months ended June 30, 2016, a decrease of $1 million, or 1%. The decrease in interest expense resulted primarily from a lower weighted-average cost of financing, partially offset by an increase in total debt outstanding. However, we expect our interest expense to increase further over the remainder of the year, given the expected increase in the Federal Funds rate.
Other Expense/(Income), Net
Other expense/(income), net for the three months ended June 30, 2017 was expense of $30 million, compared to income of $6 million for the three months ended June 30, 2016, an increase to expense of $36 million. Other expense/(income), net for the six months ended June 30, 2017 was expense of $50 million, compared to expense of $12 million for the six months ended June 30, 2016, an increase of $38 million, or 317%. The additional expense in 2017 as compared to the prior year related to the impact of foreign exchange hedging contracts, unfavorable balance sheet remeasurement and further devaluation of the Venezuelan currency.
Provision for Income Taxes
Provision for income taxes for the three months ended June 30, 2017 was $8 million, compared to $19 million for the three months ended June 30, 2016, a decrease of $11 million, or 58%. The effective tax rate was 16.8% for the three months ended June 30, 2017, and 20.6% for the three months ended June 30, 2016. Our effective tax rate is generally lower than the U.S. statutory rate of 35%. This is primarily due to our global mix of income, which creates deductions in jurisdictions with high statutory income tax rates. The effective tax rate for the three months ended June 30, 2017 was lower than the rate for the three months ended June 30, 2016, primarily due to the release of liabilities for uncertain tax positions as a result of the completion of a U.S. Internal Revenue Service examination for Towers Watson & Co.’s short tax period from July 1, 2015 to January 4, 2016. The Company is no longer in the Compliance Assurance Process program.
Provision for income taxes for the six months ended June 30, 2017 was $54 million, compared to $37 million for the six months ended June 30, 2016, an increase of $17 million, or 46%. The effective tax rate was 12.1% for the six months ended June 30, 2017, and 10.4% for the six months ended June 30, 2016. The effective tax rate for the six months ended June 30, 2017 was higher than the rate for the six months ended June 30, 2016, primarily due to the U.S. tax expense resulting from an internal reorganization of certain legacy Towers Watson businesses.
Net Income Attributable to Willis Towers Watson
Net income attributable to Willis Towers Watson for the three months ended June 30, 2017 was $33 million, compared to $72 million for the three months ended June 30, 2016, a decrease of $39 million, or 54%. This decrease resulted from lower income from operations of $12 million as well as the impact of foreign exchange hedging contracts and unfavorable balance sheet remeasurement.
Net income attributable to Willis Towers Watson for the six months ended June 30, 2017 was $377 million, compared to $310 million for the six months ended June 30, 2016, an increase of $67 million, or 22%. This $67 million increase resulted from additional income from operations of $125 million, partially offset by the impact of foreign exchange hedging contracts, unfavorable balance sheet remeasurement and additional tax expense resulting from an internal reorganization of certain legacy Towers Watson businesses.
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
In May 2017, we completed an offering of $650 million of 3.600% Senior Notes due 2024. Net proceeds of $644 million were used to pay down amounts outstanding under our revolving credit facility and for general corporate purposes.
In March 2017, we entered into a $1.25 billion revolving credit facility replacing our previous $800 million revolving credit facility. Borrowings against the $1.25 billion facility of $409 million and €45 million were used to repay all outstanding borrowings against the $800 million facility and the 7-year term loan due July 23, 2018.
Additionally in March 2017, the Company repaid the 6.200% senior notes due 2017 totaling $407 million, including accrued interest.
Assets and liabilities associated with non-U.S. entities have been translated into U.S. dollars as of June 30, 2017 at U.S. dollar rates that fluctuate compared to historical periods. As a result, cash flows derived from changes in the condensed consolidated balance sheets include the impact of the change in foreign exchange translation rates.
Cash and Cash Equivalents
Our cash and cash equivalents at June 30, 2017 totaled $852 million, compared to $870 million at December 31, 2016. The decrease in cash from December 31, 2016 to June 30, 2017 was due primarily to fixed asset and software additions, dividends and repurchases of stock, partially offset by cash flows from operations and additional net borrowings.
Additionally, at June 30, 2017, $722 million was available to draw against our $1.25 billion revolving credit facility as compared to $557 million, which was available to draw against our previous $800 million revolving credit facility at December 31, 2016.
Included within cash and cash equivalents at June 30, 2017 and December 31, 2016 are amounts held for regulatory capital adequacy requirements, including $89 million and $87 million, respectively, held within our regulated U.K. entities for regulatory capital adequacy requirements.
Summarized Condensed Consolidated Cash Flows
The following table presents the summarized consolidated cash flow information for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
	(in millions)
Net cash from/(used in):
Operating activities	$319	$436
Investing activities	(155)	308
Financing activities	(196)	(324)
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(32)	420
Effect of exchange rate changes on cash and cash equivalents	14	(3)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	870	532
CASH AND CASH EQUIVALENTS, END OF PERIOD	$852	$949
Cash Flows From Operating Activities
Cash flows from operating activities were $319 million for the six months ended June 30, 2017, compared to cash flows from operating activities of $436 million for the six months ended June 30, 2016. The $319 million net cash from operating activities for the six months ended June 30, 2017 included net income of $393 million, adjusted for $337 million of non-cash adjustments, partially offset by changes in operating assets and liabilities of $411 million. The decrease in cash flows from operations in 2017 primarily resulted from changes in working capital and higher discretionary compensation payments made in 2017 for the 2016 compensation cycle. These discretionary compensation payments were lower in 2016 because they included only a partial payment to Legacy Towers Watson colleagues due to the timing of the Merger.
The $436 million of cash flows from operating activities for the six months ended June 30, 2016 included net income of $321 million and $353 million of non-cash adjustments to reconcile net income to cash provided by operating activities, partially offset by changes in operating assets and liabilities of $238 million.
Cash Flows (Used In)/From Investing Activities
Cash flows used in investing activities for the six months ended June 30, 2017 were $155 million, driven primarily by capital expenditures and capitalized software costs.
Cash flows from investing activities for the six months ended June 30, 2016 were $308 million, driven primarily by $476 million of cash acquired as a result of the Merger, which was a non-cash transaction as it was consummated through the issuance of shares. We also redeemed certain investments resulting in cash inflows of $22 million, which were offset by fixed asset purchases and capitalized costs of developing internal and external software totaling $134 million.
Cash Flows Used In Financing Activities
Cash flows used in financing activities for the six months ended June 30, 2017 were $196 million. The significant financing activities included net borrowings of $261 million as well as $37 million in proceeds from the issuance of shares, which were more than offset by share repurchases of $296 million and dividend payments of $137 million.
Cash flows used in financing activities for the six months ended June 30, 2016 were $324 million, driven primarily by debt issuance of $2.0 billion, debt repayments of $1.8 billion, net payments on the revolving credit facility of $393 million, dividend payments of $67 million, and share repurchases of $38 million.
Indebtedness
Total debt, total equity, and the capitalization ratio at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
	($ in millions)
Long-term debt	$4,097	$3,357
Short-term debt and current portion of long-term debt	85	508
Total debt	$4,182	$3,865

Total Willis Towers Watson shareholders’ equity	$10,263	$10,065

Capitalization ratio	29.0%	27.7%
At June 30, 2017, our material mandatory debt repayments over the next twelve months include scheduled repayments of $85 million on our term loan maturing in 2019.
At June 30, 2017 and December 31, 2016, we were in compliance with all financial covenants.
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
At June 30, 2017 and December 31, 2016, we had fiduciary funds of $3.0 billion and $2.5 billion, respectively.
Share Repurchase Program
The Company is authorized to repurchase shares, by way of redemption, and will consider whether to do so from time to time, based on many factors, including market conditions. At June 30, 2017, approximately $837 million remained on the current repurchase authority. The maximum number of shares that could be repurchased based on the closing price of our Ordinary Shares on June 30, 2017 of $145.46 was 5,756,291. The Company intends to use the remaining authority to repurchase up to $837 million in Company shares during the remainder of 2017 and 2018.
During the three and six months ended June 30, 2017, the Company had the following share repurchase activity:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Shares repurchased	1,001,248	2,237,837
Average price per share	$139.51	$132.18
Aggregate repurchase cost (excluding broker costs)	$140 million	$296 million
Capital Commitments
Capital expenditures for fixed assets and software for internal use were $119 million during the six months ended June 30, 2017. The Company estimates that such expenditures will be approximately $130 million during the remainder of 2017. We expect cash from operations to adequately provide for these cash needs. There have been no material changes to our capital commitments since December 31, 2016.
Dividends
Total cash dividends of $137 million were paid during the six months ended June 30, 2017. In May, 2017, the board of directors declared a quarterly cash dividend of $0.53 per share ($2.12 per share annualized rate), which was paid on July 17, 2017 to shareholders of record as of June 30, 2017.
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

The constant currency and organic change results, and a reconciliation from the reported results for consolidated revenues are included in the Consolidated Revenues section within this Form 10-Q. These measures are also reported by segment in the Segment Revenues section within this Form 10-Q.
Reconciliations of total revenues to adjusted revenues for the three and six months ended June 30, 2017 and 2016, and reconciliations of the reported changes to the constant currency and organic changes for the three and six months ended June 30, 2017 are as follows:

				Components of Revenue Change
	Three Months Ended June 30,		Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2017	2016
	($ in millions)
Total revenues	$1,953	$1,949	—%	(2)%	2%	—%	2%
Fair value adjustment for deferred revenue	—	26
Adjusted revenues	$1,953	$1,975	(1)%	(2)%	1%	—%	1%

				Components of Revenue Change
	Six Months Ended June 30,		Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2017	2016
	($ in millions)
Total revenues	$4,272	$4,183	2%	(2)%	4%	—%	4%
Fair value adjustment for deferred revenue	—	58
Adjusted revenues	$4,272	$4,241	1%	(2)%	3%	—%	3%
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

Reconciliations of income from operations to adjusted operating income for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Income from operations	$124	$136	$587	$462
Adjusted for certain items:
Amortization	149	125	300	286
Restructuring costs	27	41	54	66
Integration expenses	63	29	103	81
Provision for the Stanford litigation	—	—	—	50
Fair value adjustment for deferred revenue	—	26	—	58
Adjusted operating income	$363	$357	$1,044	$1,003
Adjusted operating income remained stable for the three months ended June 30, 2017 at $363 million, compared to $357 million for the three months ended June 30, 2016.
Adjusted operating income for the first half of 2017 and 2016 was $1.0 billion. Income from operations increased by $125 million, largely due to additional client demand partially offset by increases in normal litigation reserves.
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
Reconciliations of net income to adjusted EBITDA for the three and six months ended June 30, 2017 and 2016, respectively, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
NET INCOME	$41	$76	$393	$321
Provision for income taxes	8	19	54	37
Interest expense	46	47	92	93
Depreciation	51	44	97	87
Amortization	149	125	300	286
Restructuring costs	27	41	54	66
Integration expenses	63	29	103	81
Provision for the Stanford litigation	—	—	—	50
Fair value adjustment for deferred revenue	—	26	—	58
Gain on disposal of operations	—	(1)	—	(2)
Venezuela currency devaluation	2	—	2	—
Adjusted EBITDA	$387	$406	$1,095	$1,077
Adjusted EBITDA for the three months ended June 30, 2017 was $387 million, compared to $406 million for the three months ended June 30, 2016. The second quarter of 2016 included settlement income of £28 million ($41 million) related to the Fine Arts, Jewellery and Specie team.

Adjusted EBITDA for the first half of 2017 and 2016 was stable at $1.1 billion.
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
Reconciliations of net income attributable to Willis Towers Watson to adjusted diluted earnings per share for the three months ended June 30, 2017 and 2016, respectively, are as follows:

	Three Months Ended June 30,
	2017	2016
	($ in millions)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$33	$72
Adjusted for certain items:
Amortization	149	125
Restructuring costs	27	41
Integration expenses	63	29
Fair value adjustment for deferred revenue	—	26
Gain on disposal of operations	—	(1)
Venezuela currency devaluation	2	—
Tax effect on certain items listed above (i)	(76)	(59)
Adjusted net income	$198	$233

Weighted average shares of common stock — diluted	137	140

Diluted earnings per share	$0.24	$0.51
Adjusted for certain items:
Amortization	1.09	0.89
Restructuring costs	0.20	0.29
Integration expenses	0.46	0.21
Fair value adjustment for deferred revenue	—	0.19
Gain on disposal of operations	—	(0.01)
Venezuela currency devaluation	0.02	—
Tax effect on certain items listed above (i)	(0.56)	(0.42)
Adjusted diluted earnings per share	$1.45	$1.66

__________________________

i.	The tax effect was calculated using an effective tax rate for each item.
Our adjusted diluted earnings per share decreased for the three months ended June 30, 2017 as compared to the prior year due primarily to the $41 million received in 2016 related to the Fine Arts, Jewellery and Specie team settlement.
Reconciliations of net income attributable to Willis Towers Watson to adjusted diluted earnings per share for the six months ended June 30, 2017 and 2016, respectively, are as follows:

	Six Months Ended June 30,
	2017	2016
	($ in millions)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$377	$310
Adjusted for certain items:
Amortization	300	286
Restructuring costs	54	66
Integration expenses	103	81
Provision for the Stanford litigation	—	50
Fair value adjustment for deferred revenue	—	58
Gain on disposal of operations	—	(2)
Venezuela currency devaluation	2	—
Tax effect on certain items listed above (i)	(145)	(153)
Tax effects of internal reorganization	19	—
Adjusted net income	$710	$696

Weighted average shares of common stock — diluted	137	138

Diluted earnings per share	$2.75	$2.25
Adjusted for certain items:
Amortization	2.19	2.07
Restructuring costs	0.39	0.48
Integration expenses	0.75	0.59
Provision for the Stanford litigation	—	0.36
Fair value adjustment for deferred revenue	—	0.42
Gain on disposal of operations	—	(0.02)
Venezuela currency devaluation	0.02	—
Tax effect on certain items listed above (i)	(1.06)	(1.11)
Tax effects of internal reorganization	0.14	—
Adjusted diluted earnings per share	$5.18	$5.04
__________________________

i.	The tax effect was calculated using an effective tax rate for each item.
As noted above, in analyzing both our adjusted operating income and adjusted EBITDA, the Company experienced additional client demand, partially offset by increases in normal litigation reserves. Our adjusted diluted earnings per share benefited from this revenue growth.
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
Adjusted income taxes/tax rate is defined as the provision for income taxes adjusted for taxes on certain items of amortization, restructuring costs, integration expenses, the fair value adjustment for deferred revenue, gain on disposal of operations, tax effects of internal reorganization and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results, divided by adjusted income before taxes. Adjusted income taxes is used solely for the purpose of calculating the adjusted income tax rate.

Management believes that the adjusted income tax rate presents a rate that is more closely aligned to the rate that we would incur if not for the reduction of pre-tax income for the adjusted items and the tax effects of our internal reorganization, which are not core to our current and future operations.
Reconciliations of income from operations before income taxes and interest in earnings of associates to adjusted income and provision for income taxes to adjusted income taxes for the three and six months ended June 30, 2017 and 2016, respectively, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	($ in millions)
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	$48	$95	$445	$357
Adjusted for certain items:
Amortization	149	125	300	286
Restructuring costs	27	41	54	66
Integration expenses	63	29	103	81
Provision for the Stanford litigation	—	—	—	50
Fair value adjustment for deferred revenue	—	26	—	58
Gain on disposal of operations	—	(1)	—	(2)
Venezuela currency devaluation	2	—	2	—
Adjusted income before taxes	$289	$315	$904	$896

Provision for income taxes	$8	$19	$54	$37
Tax effect on certain items listed above(i)	76	59	145	153
Tax effects of internal reorganization	—	—	(19)	—
Adjusted income taxes	$84	$78	$180	$190

U.S. GAAP tax rate	16.8%	20.6%	12.1%	10.4%
Adjusted income tax rate	29.1%	25.1%	20.0%	21.2%
__________________________

i.	The tax effect was calculated using an effective tax rate for each item.
Our U.S. GAAP tax rate is generally lower than the U.S. statutory tax rate of 35%. This is primarily due to our global mix of income, which creates deductions in jurisdictions with high statutory income tax rates. Our U.S. GAAP tax rate was 16.8% and 20.6% for the three months ended June 30, 2017 and 2016, respectively, and 12.1% and 10.4% for the six months ended June 30, 2017 and 2016, respectively.
Our adjusted income tax rates were 29.1% and 25.1% for the three months ended June 30, 2017 and 2016, respectively, and 20.0% and 21.2% for the six months ended June 30, 2017 and 2016, respectively. The adjusted tax rate for the three months ended June 30, 2017 is higher than that for the three months ended June 30, 2016 due to a shift in our global mix of income.  The adjusted tax rate for the six months ended June 30, 2017 is lower than that for the six months ended June 30, 2016, primarily due to the additional realization of deferred tax benefits.
Free Cash Flow
Free cash flow is defined as cash flows from operating activities less cash used to purchase fixed assets and software for internal use and is used to evaluate our liquidity.

Reconciliations of cash flows from operating activities to free cash flow for the six months ended June 30, 2017 and 2016 are as follows:

	Six Months Ended June 30,
	2017	2016(i)
	(in millions)
Cash flows from operating activities	$319	$436
Less: Additions to fixed assets and software for internal use	(119)	(92)
Free cash flow	$200	$344
__________________________

i.
As a result of the adoption of ASU 2016-09, cash flows from operating activities for the six months ended June 30, 2016 increased by $9 million, increasing free cash flow by the same amount. See Part I, Item 1. Note 2 - Basis of Presentation and Recent Accounting Pronouncements of this Form 10-Q report for a further discussion of this change.

The decrease in both cash flows from operations and free cash flows in 2017 as compared to 2016 primarily resulted from higher capital expenditures, changes in working capital and higher discretionary compensation payments made in 2017 for the 2016 compensation cycle. This discretionary compensation payment was lower in 2016 because it included only a partial payment to Legacy Towers Watson colleagues due to the timing of the Merger.
Critical Accounting Policies and Estimates
There were no material changes from the Critical Accounting Policies and Estimates disclosed in our 2016 Annual Report on Form 10-K, filed with the SEC on March 1, 2017.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have considered changes in our exposure to market risks during the six months ended June 30, 2017, including additional exposures to market risks as a consequence of the Merger, and have determined that there have been no material changes to our exposure to market risks from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2017, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (‘CEO’) and the Chief Financial Officer (‘CFO’), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined by Exchange Act Rule 13a-15(e). Based upon that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures are effective in ensuring that the information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the CEO and the CFO, as appropriate, to allow for timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the six months ended June 30, 2017, we began to consolidate our legacy enterprise resource planning accounting systems in certain geographies. During this time, the Legacy Willis operations of our North American, Australian and New Zealand businesses were migrated to the Legacy Towers Watson global system. The consolidation of additional geographies, including the U.K., is expected to be completed in multiple phases by early 2019. Transition to the global information system includes a significant effort in testing prior to system launch, training of colleagues who will be using the system, updating of our internal control process and procedures that will be impacted by the implementation and monitoring of the system's results. As a result of this implementation, our management has updated, and continues to update, the system of internal controls over the impacted areas for adequacy of design and operating effectiveness. Such changes became material during the quarter ended June 30, 2017.
Aside from the implementation noted above, there have been no other changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1, regarding our legal proceedings is incorporated by reference herein from Part I, Item 1, Note 12 — Commitments and Contingencies - Legal Proceedings of the notes to the condensed consolidated financial statements in this Form 10-Q for the quarter ended June 30, 2017.
ITEM 1A. RISK FACTORS
There are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 1, 2017. We urge you to read the risk factors contained in our Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the six months ended June 30, 2017, no shares were issued by the Company without registration under the Securities Act of 1933, as amended.
(c) Issuer Purchases of Equity Securities
The Company is authorized to repurchase shares, by way of redemption, and will consider whether to do so from time to time, based on many factors, including market conditions.
The following table presents specified information about the Company’s repurchases of ordinary shares in the second quarter of 2017 and the Company’s repurchase authority.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1, 2017 through April 30, 2017	294,166	$129.17	294,166	6,463,373
May 1, 2017 through May 31, 2017	258,703	$138.88	258,703	6,204,670
June 1, 2017 through June 30, 2017	448,379	$146.65	448,379	5,756,291
	1,001,248	$139.51	1,001,248
The maximum number of shares that may yet be purchased under the existing stock repurchase plan is 5,756,291. At June 30, 2017, approximately $837 million remained on the current open-ended repurchase authorities granted by the board. An estimate of the maximum number of shares under the existing authority was determined using the closing price of our Ordinary Shares on June 30, 2017 of $145.46.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Disclosure under Section 13(r) of the Securities Exchange Act of 1934
Set forth below is a description of a matter reported pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (‘ITRA’) and Section 13(r) of the Exchange Act. Concurrently with this quarterly report, we are filing a notice pursuant to Section 13(r) of the Exchange Act that the matter has been disclosed in this quarterly report.
Gras Savoye, a non-U.S. affiliate of Willis Towers Watson, acts as a broker for the Iranian Embassy in Paris, placing health insurance for the diplomatic staff and handling the related claims administration. The policy was placed with GBG Insurance Limited on December 27, 2016 for the 2017 policy year. Premium payments are made quarterly, and a premium payment of €64,968 was received by Gras Savoye for the second quarter on July 18, 2017 for the policy. Gras Savoye will retain a commission of €7,796 from this payment. Health benefits of approximately €32,484 were paid to beneficiaries during the second quarter of 2017. Gras Savoye will not renew this policy at the end of 2017.

Amended & Restated Memorandum and Articles of Association
As previously disclosed in the Company’s Current Report on Form 8-K, filed with the SEC on June 15, 2017, at the Company’s 2017 annual general meeting, shareholders approved amendments to the Company’s Memorandum and Articles of Association to, among other things, implement ‘proxy access’ and enhance the advance notice disclosure obligations applicable to shareholder nominees for election to the Company’s Board of Directors. The proxy access amendments enable a shareholder, or a group of up to 20 shareholders, that has owned 3% or more of the Company’s outstanding shares continuously for at least three years to include director nominees constituting up to the greater of two nominees or 20% of the number of directors in office as of the last day on which a notice of proxy access nomination may be delivered to the Company, subject to the other terms and conditions of the Company’s Amended and Restated Memorandum and Articles of Association.
The foregoing summary of the amendments to the Company’s Memorandum and Articles of Association is qualified in its entirety by reference to the full text of the Amended and Restated Memorandum and Articles of Association, a copy of which was filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 15, 2017.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1
Amended and Restated Memorandum and Articles of Association of Willis Towers Watson Public Limited Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on June 15, 2017)

4.1
Indenture, dated as of May 16, 2017, among Willis North America Inc., as issuer, Willis Towers Watson Public Limited Company, Willis Towers Watson Sub Holdings Unlimited Company, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, WTW Bermuda Holdings Ltd., Trinity Acquisition plc and Willis Group Limited, as guarantors, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company on May 16, 2017)

4.2
Supplemental Indenture, dated as of May 16, 2017, among Willis North America Inc., as issuer, Willis Towers Watson Public Limited Company, Willis Towers Watson Sub Holdings Unlimited Company, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, WTW Bermuda Holdings Ltd., Trinity Acquisition plc and Willis Group Limited, as guarantors, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed by the Company on May 16, 2017)

10.1
Amendment No. 3, dated as of April 28, 2017, to the Term Loan Credit Agreement dated as of November 20, 2015, among Towers Watson Delaware Inc., as borrower, each lender from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by the Company on May 9, 2017)

10.2	Willis Towers Watson Public Limited Company Compensation Policy and Share Ownership Guidelines for Non-Employee Directors (as amended in May 2017)†*
10.3	Willis Towers Watson Non-Qualified Stable Value Excess Plan for U.S. Employees†*
10.4	Letter Agreement, dated June 7, 2017, by and between the Company and Nicolas Aubert†*
31.1	Certification of the Registrant’s Chief Executive Officer, John J. Haley, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*
31.2	Certification of the Registrant’s Chief Financial Officer, Roger F. Millay, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*
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

Willis Towers Watson Public Limited Company
(Registrant)

/s/ John J. Haley		August 7, 2017
Name:	John J. Haley	Date
Title:	Chief Executive Officer

/s/ Roger F. Millay		August 7, 2017
Name:	Roger F. Millay	Date
Title:	Chief Financial Officer

/s/ Susan D. Davies		August 7, 2017
Name:	Susan D. Davies	Date
Title:	Principal Accounting Officer and Controller