Form 10-Q
period 2017-09-30
WILLIS TOWERS WATSON PLC
filed 2017-11-06
CIK 1140536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐      No  ☑
As of November 1, 2017, there were outstanding 132,038,819 ordinary shares, nominal value $0.000304635 per share, of the registrant.

WILLIS TOWERS WATSON
INDEX TO FORM 10-Q
For the Three and Nine Months Ended September 30, 2017

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
There are important risks, uncertainties, events and factors that could cause our actual results or performance to differ materially from those in the forward-looking statements contained in this document, including the following:

•	changes in general economic, business and political conditions, including changes in the financial markets;

•	consolidation in or conditions affecting the industries in which we operate;

•	any changes in the regulatory environment in which the Company operates, including, among other risks, the impact of pending competition law and regulatory investigations;

•	our ability to successfully manage ongoing organizational changes;

•	our ability to successfully integrate the Towers Watson, Gras Savoye and Legacy Willis businesses, operations and employees, and realize anticipated growth, synergies and cost savings;

•	the potential impact of the Merger on relationships, including with employees, suppliers, clients and competitors;

•	significant competition that we face and the potential for loss of market share and/or profitability;

•	compliance with extensive government regulation;

•	our ability to make divestitures or acquisitions and our ability to integrate or manage such acquired businesses;

•	the risk that we may not be able to repurchase our intended number of outstanding shares due to M&A activity or investment opportunities, market or business conditions, or other factors;

•	expectations, intentions and outcomes relating to outstanding litigation;

•	the impact of seasonality and differences in timing of renewals;

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
The foregoing list of factors is not exhaustive and new factors may emerge from time to time that could also affect actual performance and results. For more information, please see Item 1A. Risk Factors in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K, and our subsequent filings with the Securities and Exchange Commission. Copies are available online at http://www.sec.gov or www.willistowerswatson.com.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
WILLIS TOWERS WATSON
Condensed Consolidated Statements of Comprehensive Income
(In millions of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Commissions and fees	$1,832	$1,761	$6,065	$5,874
Interest and other income	20	16	59	86
Total revenues	1,852	1,777	6,124	5,960
Costs of providing services
Salaries and benefits	1,145	1,119	3,484	3,519
Other operating expenses	366	370	1,158	1,171
Depreciation	54	45	151	132
Amortization	141	157	441	443
Restructuring costs	31	49	85	115
Transaction and integration expenses	74	36	177	117
Total costs of providing services	1,811	1,776	5,496	5,497
Income from operations	41	1	628	463
Interest expense	47	45	139	138
Other expense, net	29	14	79	26
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(35)	(58)	410	299
Provision for/(benefit from) income taxes	19	(26)	73	11
(LOSS)/INCOME FROM OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(54)	(32)	337	288
Interest in earnings of associates, net of tax	—	1	2	2
NET (LOSS)/INCOME	(54)	(31)	339	290
Income attributable to non-controlling interests	—	(1)	(16)	(12)
NET (LOSS)/INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$(54)	$(32)	$323	$278

EARNINGS PER SHARE
Basic (loss)/earnings per share	$(0.40)	$(0.23)	$2.38	$2.03
Diluted (loss)/earnings per share	$(0.40)	$(0.23)	$2.36	$2.00

Cash dividends declared per share	$0.53	$0.48	$1.59	$1.44

Comprehensive income/(loss) before non-controlling interests	$34	$(73)	$546	$96
Comprehensive loss/(income) attributable to non-controlling interests	12	1	(15)	(2)
Comprehensive income/(loss) attributable to Willis Towers Watson	$46	$(72)	$531	$94
See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON
Condensed Consolidated Balance Sheets
(In millions of U.S. dollars, except share data)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$912	$870
Fiduciary assets	12,206	10,505
Accounts receivable, net	2,155	2,080
Prepaid and other current assets	418	337
Total current assets	15,691	13,792
Fixed assets, net	937	839
Goodwill	10,529	10,413
Other intangible assets, net	4,034	4,368
Pension benefits assets	649	488
Other non-current assets	432	353
Total non-current assets	16,581	16,461
TOTAL ASSETS	$32,272	$30,253
LIABILITIES AND EQUITY
Fiduciary liabilities	$12,206	$10,505
Deferred revenue and accrued expenses	1,472	1,481
Short-term debt and current portion of long-term debt	85	508
Other current liabilities	793	876
Total current liabilities	14,556	13,370
Long-term debt	4,493	3,357
Liability for pension benefits	1,207	1,321
Deferred tax liabilities	856	864
Provision for liabilities	603	575
Other non-current liabilities	476	532
Total non-current liabilities	7,635	6,649
TOTAL LIABILITIES	22,191	20,019
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NON-CONTROLLING INTEREST	55	51
EQUITY (i)
Additional paid-in capital	10,501	10,596
Retained earnings	1,130	1,452
Accumulated other comprehensive loss, net of tax	(1,676)	(1,884)
Treasury shares, at cost, 263,899 shares in 2017 and 795,816 shares in 2016, and 40,000 shares, €1 nominal value, in 2017 and 2016	(40)	(99)
Total Willis Towers Watson shareholders’ equity	9,915	10,065
Non-controlling interests	111	118
Total equity	10,026	10,183
TOTAL LIABILITIES AND EQUITY	$32,272	$30,253

i.
Equity includes (a) Ordinary shares $0.000304635 nominal value; Authorized 1,510,003,775; Issued 132,529,824 (2017) and 137,075,068 (2016); Outstanding 132,283,444 (2017) and 136,296,771 (2016); (b) Ordinary shares, €1 nominal value; Authorized and Issued 40,000 shares in 2017 and 2016; and (c) Preference shares, $0.000115 nominal value; Authorized 1,000,000,000 and Issued none in 2017 and 2016.

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON
Condensed Consolidated Statements of Cash Flows
(In millions of U.S. dollars)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$339	$290
Adjustments to reconcile net income to total net cash from operating activities:
Depreciation	169	132
Amortization	441	443
Net periodic benefit of defined benefit pension plans	(106)	(68)
Provision for doubtful receivables from clients	15	25
Benefit from deferred income taxes	(56)	(120)
Share-based compensation	48	94
Net loss on disposal of operations	10	—
Non-cash foreign exchange loss/(gain)	79	(23)
Other, net	(21)	15
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable	31	20
Fiduciary assets	(1,233)	(1,076)
Fiduciary liabilities	1,233	1,076
Other assets	(95)	(211)
Other liabilities	(351)	(48)
Provisions	12	72
Net cash from operating activities	515	621
CASH FLOWS (USED IN)/FROM INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	(198)	(151)
Capitalized software costs	(52)	(64)
Acquisitions of operations, net of cash acquired	(13)	476
Other, net	1	22
Net cash (used in)/from investing activities	(262)	283
CASH FLOWS USED IN FINANCING ACTIVITIES
Net borrowings/(payments) on revolving credit facility	675	(389)
Senior notes issued	650	1,606
Proceeds from issuance of other debt	32	404
Debt issuance costs	(9)	(14)
Repayments of debt	(714)	(1,861)
Repurchase of shares	(462)	(222)
Proceeds from issuance of shares	44	44
Payments related to share cancellation	(177)	—
Payments of deferred and contingent consideration related to acquisitions	(43)	(64)
Cash paid for employee taxes on withholding shares	(14)	(13)
Dividends paid	(209)	(133)
Acquisitions of and dividends paid to non-controlling interests	(19)	(17)
Net cash used in financing activities	(246)	(659)
INCREASE IN CASH AND CASH EQUIVALENTS	7	245
Effect of exchange rate changes on cash and cash equivalents	35	(10)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	870	532
CASH AND CASH EQUIVALENTS, END OF PERIOD	$912	$767

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON
Condensed Consolidated Statements of Changes in Equity
(In millions of U.S. dollars and number of shares in thousands)
(Unaudited)

	Shares outstanding (i)	Additional paid-in capital	Retained earnings	Treasury shares	AOCL (ii)	Total WTW shareholders’ equity	Non-controlling interests	Total equity	Redeemable Non-controlling interest (iii)	Total
Balance as of December 31, 2015	68,625	$1,672	$1,597	$(3)	$(1,037)	$2,229	$131	$2,360	$53
Shares repurchased	(1,791)	—	(222)	—	—	(222)	—	(222)	—
Net income	—	—	278	—	—	278	6	284	6	$290
Dividends	—	—	(198)	—	—	(198)	(8)	(206)	(4)
Other comprehensive (loss)/income	—	—	—	—	(184)	(184)	(8)	(192)	(2)	$(194)
Issuance of shares under employee stock compensation plans	873	44	—	—	—	44	—	44	—
Issuance of shares for acquisitions	69,500	8,686	—	—	—	8,686	—	8,686	—
Replacement share-based compensation awards issued on acquisition	—	37	—	—	—	37	—	37	—
Share-based compensation	—	94	—	—	—	94	—	94	—
Additional non-controlling interests	—	5	—	—	—	5	13	18	—
Foreign currency translation	—	(2)	—	—	—	(2)	—	(2)	—
Balance as of September 30, 2016	137,207	$10,536	$1,455	$(3)	$(1,221)	$10,767	$134	$10,901	$53

Balance as of December 31, 2016	136,297	$10,596	$1,452	$(99)	$(1,884)	$10,065	$118	$10,183	$51
Adoption of ASU 2016-16 (See Note 2)	—	—	(3)	—	—	(3)	—	(3)	—
Shares repurchased	(3,354)	—	(425)	(37)	—	(462)	—	(462)	—
Shares canceled	(1,415)	(177)	—	96	—	(81)	—	(81)	—
Net income	—	—	323	—	—	323	9	332	7	$339
Dividends	—	—	(217)	—	—	(217)	(15)	(232)	(3)
Other comprehensive income/(loss)	—	—	—	—	208	208	(1)	207	—	$207
Issuance of shares under employee stock compensation plans	755	44	—	—	—	44	—	44	—
Share-based compensation	—	48	—	—	—	48	—	48	—
Additional non-controlling interests	—	(1)	—	—	—	(1)	—	(1)	—
Foreign currency translation	—	(9)	—	—	—	(9)	—	(9)	—
Balance as of September 30, 2017	132,283	$10,501	$1,130	$(40)	$(1,676)	$9,915	$111	$10,026	$55
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
The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that can be expected for the entire year. The Company experiences seasonal fluctuations of its commissions and fees revenue. Commissions and fees are typically higher during the Company’s first and fourth quarters due to the timing of broking-related activities. The results reflect certain estimates and assumptions made by management, including those estimates used in calculating acquisition consideration and fair value of tangible and intangible assets and liabilities, professional liability claims, estimated bonuses, valuation of billed and unbilled receivables, and anticipated tax liabilities that affect the amounts reported in the condensed consolidated financial statements and related notes.

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
In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The ASU becomes effective for the Company at the beginning of its 2019 fiscal year, at which time the Company will adopt it, although early adoption is permitted. In transition, the Company is required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients. While the Company continues to assess the impact of the ASU to its condensed consolidated financial statements, the majority of its leases are currently considered operating leases and will be capitalized as a lease asset on its balance sheet with a related lease liability for the obligated lease payments.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which amends guidance on presentation and classification of eight specific cash flow issues with the objective of reducing diversity in practice. The ASU becomes effective for the Company at the beginning of its 2018 fiscal year, at which time the Company will adopt it, although early adoption is permitted. Any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is still assessing the impact of this ASU, but it believes the impact on its financial statements will be immaterial as it is currently largely in compliance with its requirements.
In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, current U.S. GAAP requires the performance of procedures to determine the fair value at the impairment testing date of assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, the amendments under this ASU require the goodwill impairment test to be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU becomes effective for the Company on January 1, 2020. The amendments in this ASU should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017, and the Company is still evaluating when to adopt this ASU. The Company does not expect an immediate impact to its condensed consolidated financial statements upon adopting this ASU since the most recent Step 1 goodwill impairment test resulted in fair values in excess of carrying values for all reporting units at October 1, 2016.
In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires entities to (1) disaggregate the current service-cost component from the other components of net benefit cost (the ‘other components’) and present it in the income statement with other current compensation costs for related employees and (2) present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented. In addition, the ASU requires entities to disclose the income statement lines that contain the other components if they are not presented or included in appropriately described separate lines. The ASU becomes effective for the Company on January 1, 2018, and should be applied retrospectively. Early adoption is permitted as of the beginning of a financial year. The Company will adopt this standard on January 1, 2018, and is currently assessing the impact that this standard will have on its condensed consolidated financial statements.
In May 2017, the FASB issued ASU No. 2017-09, Stock Compensation - Scope of Modification Accounting, which provides guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The ASU requires that an entity should account for the effects of a modification unless the fair value (or calculated value or intrinsic value, if used), vesting conditions and classification (as equity or liability) of the modified award are all the same as for the original award immediately before the modification. The ASU becomes effective for the Company on January 1, 2018, and should be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted, including adoption in any interim period. The Company will adopt this standard on January 1, 2018, and is currently assessing the impact that this standard will have on any awards that are modified once this standard is adopted.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which provides amendments under six specific objectives to better align risk management activities and financial reporting, and to simplify disclosure, presentation, hedging and the testing and measurement of ineffectiveness. The ASU becomes effective for the Company on January 1, 2019. Early adoption is permitted, and any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently assessing when it will adopt this standard, and the impact that this standard will have on its condensed consolidated financial statements.
Adopted
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU became effective for the Company on January 1, 2017. In accordance with the prospective adoption of the recognition of excess tax benefits and deficiencies in the condensed consolidated statements of comprehensive income, we recognized a $3 million and $5 million tax benefit in provision for income taxes during the three and nine months ended September 30, 2017, respectively. In addition, we elected to prospectively adopt the amendment to present excess tax benefits on share-based compensation as an operating activity, resulting in the recognition of a $5 million excess tax benefit as an operating activity in the condensed consolidated statement of cash flows for the nine months ended September 30, 2017. We elected to continue to estimate expected forfeitures. We also retrospectively adopted the amendment to present cash payments to tax authorities in connection with shares withheld to meet statutory tax withholding requirements as a financing activity. As a result, this $13 million use of cash was reclassified from net cash from operating activities to net cash used in financing activities in the condensed consolidated statement of cash flows for the nine months ended September 30, 2016.
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
On December 30, 2015, all Towers Watson treasury stock was canceled.
The Merger was accounted for using the acquisition method of accounting, with Willis considered the accounting acquirer of Towers Watson.
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
Note 4 — Segment Information
Willis Towers Watson has four reportable operating segments or business areas:

•	Human Capital and Benefits (‘HCB’)

•	Corporate Risk and Broking (‘CRB’)

•	Investment, Risk and Reinsurance (‘IRR’)

•	Benefits Delivery and Administration (‘BDA’) - formerly known as Exchange Solutions (i)
____________________

i.	This segment and the businesses within the segment were renamed to better reflect the nature of the services we offer.
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

The following table presents segment commissions and fees, segment interest and other income, segment revenues, and segment operating income for our reportable segments for the three months ended September 30, 2017 and 2016.

	Three Months Ended September 30,
	HCB		CRB		IRR		BDA		Total
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Segment commissions and fees	$736	$720	$581	$553	$320	$312	$179	$161	$1,816	$1,746
Segment interest and other income	—	—	5	8	14	7	—	—	19	15
Segment revenues	$736	$720	$586	$561	$334	$319	$179	$161	$1,835	$1,761

Segment operating income	$143	$127	$48	$46	$39	$38	$36	$23	$266	$234
The following table presents segment commissions and fees, segment interest and other income, segment revenues, and segment operating income for our reportable segments for the nine months ended September 30, 2017 and 2016.

	Nine Months Ended September 30,
	HCB		CRB		IRR		BDA		Total
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Segment commissions and fees	$2,405	$2,377	$1,855	$1,821	$1,205	$1,190	$536	$478	$6,001	$5,866
Segment interest and other income	15	9	16	20	25	55	—	1	56	85
Segment revenues	$2,420	$2,386	$1,871	$1,841	$1,230	$1,245	$536	$479	$6,057	$5,951

Segment operating income	$615	$568	$270	$255	$358	$360	$108	$100	$1,351	$1,283

The following table presents a reconciliation of the information reported by segment to the Company’s consolidated amounts reported for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Total segment revenues	$1,835	$1,761	$6,057	$5,951
Fair value adjustment for deferred revenue	—	—	—	(58)
Reimbursable expenses and other	17	16	67	67
Total revenues	$1,852	$1,777	$6,124	$5,960

Total segment operating income	$266	$234	$1,351	$1,283
Fair value adjustment for deferred revenue	—	—	—	(58)
Amortization	(141)	(157)	(441)	(443)
Restructuring costs	(31)	(49)	(85)	(115)
Transaction and integration expenses	(74)	(36)	(177)	(117)
Provision for the Stanford litigation	—	—	—	(50)
Unallocated, net (i)	21	9	(20)	(37)
Income from operations	41	1	628	463
Interest expense	47	45	139	138
Other expense, net	29	14	79	26
(Loss)/income from operations before income taxes and interest in earnings of associates	$(35)	$(58)	$410	$299
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
The Company recognized restructuring costs of $31 million and $85 million for the three and nine months ended September 30, 2017, respectively, and $36 million and $98 million for the three and nine months ended September 30, 2016, respectively, related to the Operational Improvement Program.
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
The Company recognized $13 million and $17 million of restructuring costs related to the Business Restructure Program for the three and nine months ended September 30, 2016, respectively.

An analysis of total restructuring costs recognized in the statements of comprehensive income for the three and nine months ended September 30, 2017 and 2016 by segment is as follows:

	Three Months Ended September 30, 2017
	HCB	CRB	IRR	BDA	Corporate	Total
Termination benefits	$—	$5	$—	$—	$1	$6
Professional services and other	1	20	2	—	2	25
Total	$1	$25	$2	$—	$3	$31

	Three Months Ended September 30, 2016
	HCB	CRB	IRR	BDA	Corporate	Total
Termination benefits	$12	$3	$—	$—	$1	$16
Professional services and other	—	23	1	—	9	33
Total	$12	$26	$1	$—	$10	$49

	Nine Months Ended September 30, 2017
	HCB	CRB	IRR	BDA	Corporate	Total
Termination benefits	$—	$14	$3	$—	$2	$19
Professional services and other	2	50	4	—	10	66
Total	$2	$64	$7	$—	$12	$85

	Nine Months Ended September 30, 2016
	HCB	CRB	IRR	BDA	Corporate	Total
Termination benefits	$14	$11	$3	$—	$2	$30
Professional services and other	—	60	2	—	23	85
Total	$14	$71	$5	$—	$25	$115

An analysis of the total cumulative restructuring costs recognized for the Operational Improvement Program from its commencement to September 30, 2017 by segment is as follows:

	HCB	CRB	IRR	BDA	Corporate	Total
2014
Termination benefits	$—	$15	$1	$—	$—	$16
Professional services and other (i)	—	3	—	—	17	20
2015
Termination benefits	2	24	7	—	3	36
Professional services and other (i)	1	57	2	—	30	90
2016
Termination benefits	1	18	3	—	1	23
Professional services and other (i)	1	81	4	—	36	122
2017
Termination benefits	—	14	3	—	2	19
Professional services and other (i)	2	50	4	—	10	66
Total
Termination benefits	3	71	14	—	6	94
Professional services and other (i)	4	191	10	—	93	298
Total	$7	$262	$24	$—	$99	$392
____________________

i.	Other includes salaries and benefits, premises, and other expenses incurred to support the ongoing management and facilitation of the program.
The changes in the Company’s liability under the Operational Improvement Program from its commencement to September 30, 2017 are as follows:

	Termination Benefits	Professional Services and Other	Total
Balance at January 1, 2014	$—	$—	$—
Charges incurred	16	20	36
Cash payments	(11)	(14)	(25)
Balance at December 31, 2014	5	6	11
Charges incurred	36	90	126
Cash payments	(26)	(85)	(111)
Balance at December 31, 2015	15	11	26
Charges incurred	23	122	145
Cash payments	(31)	(115)	(146)
Balance at December 31, 2016	7	18	25
Charges incurred	19	66	85
Cash payments	(16)	(78)	(94)
Balance at September 30, 2017	$10	$6	$16

The changes in the Company’s liability under the Business Restructure Program from its commencement to September 30, 2017 are as follows:

	Termination Benefits	Professional Services and Other	Total
Balance at January 1, 2016	$—	$—	$—
Charges incurred	45	3	48
Cash payments	(19)	(3)	(22)
Balance at December 31, 2016	26	—	26
Cash payments	(21)	—	(21)
Balance at September 30, 2017	$5	$—	$5
Note 6 — Income Taxes
Provision for income taxes for the three and nine months ended September 30, 2017 was $19 million and $73 million, respectively, compared to a benefit from income taxes of $26 million and a provision for income taxes of $11 million for the three and nine months ended September 30, 2016, respectively. The effective tax rate was (53.0)% and 17.7% for the three and nine months ended September 30, 2017, respectively, and 45.9% and 3.5% for the three and nine months ended September 30, 2016, respectively. These effective tax rates are calculated using extended values from our condensed consolidated statements of comprehensive income, and are therefore more precise tax rates than can be calculated from rounded values. Our effective tax rate is generally lower than the U.S. statutory rate of 35%. This is primarily due to our global mix of income which creates deductions in jurisdictions with high statutory income tax rates. The (53.0)% effective tax rate for the three months ended September 30, 2017 was the result of a discrete income tax charge for an internal reorganization. The increase in tax expense for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 was primarily due to an internal restructuring for certain legacy Towers Watson businesses. The increase in the effective tax rate for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was primarily due to a current year U.S. tax expense resulting from internal reorganizations for certain legacy Towers Watson businesses, and a prior year tax benefit resulting from an enacted statutory tax rate reduction in the U.K.
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
We have liabilities for uncertain tax positions under Accounting Standards Codification (‘ASC’) 740, Income Taxes of $57 million, excluding interest and penalties. The Company believes the outcomes that are reasonably possible within the next 12 months may result in a reduction in the liability for uncertain tax positions of approximately $4 million to $7 million, excluding interest and penalties.
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

The components of goodwill are outlined below for the nine months ended September 30, 2017:

	HCB	CRB	IRR	BDA	Total
Balance at December 31, 2016:
Goodwill, gross	$4,412	$2,178	$1,758	$2,557	$10,905
Accumulated impairment losses	(130)	(362)	—	—	(492)
Goodwill, net - December 31, 2016	4,282	1,816	1,758	2,557	10,413
Goodwill reassigned in segment realignment(i)	(113)	13	100	—	—
Goodwill acquired during the period	—	8	—	—	8
Goodwill disposed of during the period	(31)	—	—	—	(31)
Foreign exchange	64	57	18	—	139
Balance at September 30, 2017:
Goodwill, gross	4,332	2,256	1,876	2,557	11,021
Accumulated impairment losses	(130)	(362)	—	—	(492)
Goodwill, net - September 30, 2017	$4,202	$1,894	$1,876	$2,557	$10,529
____________________

i.
Represents the preliminary reallocation of goodwill related to certain businesses which were realigned among the segments as of January 1, 2017. See Note 4 — Segment Information for further information.

Other Intangible Assets
The following table reflects changes in the net carrying amounts of the components of finite-lived intangible assets for the nine months ended September 30, 2017:

	Balance at December 31, 2016	Intangible assets acquired	Intangible assets disposed	Amortization(ii)	Foreign Exchange	Balance at September 30, 2017
Client relationships	$2,655	$13	$(22)	$(289)	$89	$2,446
Management contracts	54	—	—	(3)	7	58
Software (i)	570	36	—	(112)	14	508
Trademark and trade name	1,006	—	(1)	(34)	5	976
Product	33	—	—	(2)	2	33
Favorable agreements	11	—	—	(1)	1	11
Other	3	—	—	(1)	—	2
Total amortizable intangible assets	$4,332	$49	$(23)	$(442)	$118	$4,034

i.
All in-process research and development intangible assets acquired as part of the Merger on January 4, 2016 of $39 million ($36 million at the date placed into service due to changes in foreign currency exchange rates) have been placed into service during the nine months ended September 30, 2017 and have been included as intangible assets acquired in this presentation.

ii.	Amortization associated with favorable lease agreements is recorded in Other operating expenses in the condensed consolidated statements of comprehensive income.
We recorded amortization related to our finite-lived intangible assets, exclusive of the amortization of our favorable lease agreements, of $141 million and $441 million, for the three and nine months ended September 30, 2017, respectively, and $157 million and $443 million for the three and nine months ended September 30, 2016, respectively.
Our acquired unfavorable lease liabilities were $27 million and $29 million at September 30, 2017 and December 31, 2016, respectively, and are recorded in other non-current liabilities in the condensed consolidated balance sheet.

The following table reflects the carrying value of finite-lived intangible assets and liabilities at September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Client relationships	$3,476	$(1,030)	$3,396	$(741)
Management contracts	69	(11)	62	(8)
Software	762	(254)	711	(141)
Trademark and trade name	1,054	(78)	1,051	(45)
Product	38	(5)	36	(3)
Favorable agreements	14	(3)	13	(2)
Other	5	(3)	6	(3)
Total finite-lived assets	$5,418	$(1,384)	$5,275	$(943)

Unfavorable agreements	$34	$(7)	$34	$(5)
Total finite-lived intangible liabilities	$34	$(7)	$34	$(5)
The weighted average remaining life of amortizable intangible assets and liabilities at September 30, 2017 was 14.5 years.
The table below reflects the future estimated amortization expense for amortizable intangible assets and the rent offset resulting from amortization of the net lease intangible assets and liabilities for the remainder of 2017 and for subsequent years:

	Amortization	Rent offset
Remainder of 2017	$142	$(1)
2018	536	(4)
2019	478	(2)
2020	427	(2)
2021	348	(2)
Thereafter	2,092	(5)
Total	$4,023	$(16)
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
During 2015, in order to manage interest rate risk arising from these financial assets, the Company entered into interest rate swaps to receive a fixed rate of interest and pay a variable rate of interest. These derivatives, with total notional amounts of $300 million, were designated as hedging instruments at September 30, 2017 and December 31, 2016, and had net fair value liabilities of $1 million and nil, respectively.
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
These derivatives were designated as hedging instruments and at September 30, 2017 and December 31, 2016 had total notional amounts of $776 million and $945 million, respectively, and net fair value liabilities of $34 million and $110 million, respectively.
At September 30, 2017, the Company estimates, based on current interest and exchange rates, there will be $33 million of net derivative losses on forward exchange rates, interest rate swaps, and treasury locks reclassified from accumulated other comprehensive income/(loss) into earnings within the next twelve months as the forecast transactions affect earnings. At September 30, 2017, our longest outstanding maturity was 2.7 years.
The effects of the material derivative instruments that are designated as hedging instruments on the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2017 and 2016 are as follows:

Three Months Ended September 30,	Gain/(loss) recognized in OCI (effective portion)		Location of loss reclassified from Accumulated OCI into income (effective element)	Loss reclassified from Accumulated OCI into income (effective element)		Location of gain/(loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Gain/(loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
	2017	2016		2017	2016		2017	2016
Forward exchange contracts	$12	$(6)	Other expense, net	$(10)	$(14)	Interest expense	$—	$—

Nine Months Ended September 30,	Gain/(loss) recognized in OCI (effective portion)		Location of loss reclassified from Accumulated OCI into income (effective element)	Loss reclassified from Accumulated OCI into income (effective element)		Location of gain/(loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Gain/(loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
	2017	2016		2017	2016		2017	2016
Forward exchange contracts	$24	$(81)	Other expense, net	$(53)	$(28)	Interest expense	$1	$(1)
We also enter into foreign currency transactions, primarily to hedge certain intercompany loans. These derivatives are not generally designated as hedging instruments and at September 30, 2017 and December 31, 2016, we had notional amounts of $569 million and $630 million, respectively, and had net fair value liabilities of $1 million and $8 million, respectively.
The effects of derivatives that have not been designated as hedging instruments on the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2017 and 2016 are as follows:

		(Loss)/gain recognized in income
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments:	Location of (loss)/gain recognized in income	2017	2016	2017	2016
Forward exchange contracts	Other expense, net	$(3)	$4	$6	$(6)

Note 9 — Debt
Short-term debt and current portion of long-term debt consists of the following:

	September 30, 2017	December 31, 2016
6.200% senior notes due 2017	$—	$394
Current portion of 7-year term loan facility	—	22
Current portion of term loan due 2019	85	85
Short-term borrowing under bank overdraft arrangement	—	5
Other debt	—	2
	$85	$508
Long-term debt consists of the following:

	September 30, 2017	December 31, 2016
Revolving $1.25 billion credit facility	$917	$—
Revolving $800 million credit facility	—	238
7-year term loan facility	—	196
Term loan due 2019	105	169
7.000% senior notes due 2019	186	186
5.750% senior notes due 2021	496	496
3.500% senior notes due 2021	447	446
2.125% senior notes due 2022 (i)	635	565
4.625% senior notes due 2023	248	247
3.600% senior notes due 2024	645	—
4.400% senior notes due 2026	543	543
6.125% senior notes due 2043	271	271
	$4,493	$3,357
________________________

i.	Notes issued in Euro (€540 million)
Revolving credit facility
On March 7, 2017, the Company, together with its wholly-owned subsidiary, Trinity Acquisition plc (see Note 19 for further information), entered into a $1.25 billion amended and restated revolving credit facility (the ‘RCF’), that will mature on March 7, 2022. The RCF replaced the previous $800 million revolving credit facility. Amounts outstanding under the RCF shall bear interest at LIBOR plus a margin of 1.00% to 1.75%, or alternatively, the base rate plus a margin of 0.00% to 0.75%, based upon the Company’s guaranteed senior unsecured long-term debt rating.
Borrowings of $409 million and €45 million against the RCF were used to repay all outstanding borrowings against the previous $800 million credit facility and the 7-year term loan due July 23, 2018.
Additionally, on March 28, 2017, $407 million was used to repay the 6.200% senior notes due 2017, including accrued interest.
At September 30, 2017 and December 31, 2016, we were in compliance with all financial covenants.
Senior notes
On May 16, 2017, the Company, together with its wholly-owned subsidiary, Willis North America Inc. (see Note 17 for further information), completed an offering of $650 million of 3.600% senior notes due 2024 (‘2024 senior notes’). The effective interest rate of the 2024 senior notes is 3.614%, which includes the impact of the discount upon issuance. The 2024 senior notes will mature on May 15, 2024, and interest accrues on the 2024 senior notes from May 16, 2017 and will be paid in cash on May 15 and November 15 of each year. The net proceeds from this offering, after deducting underwriter discounts and commissions and estimated offering expenses, were $644 million, and were used to pay down amounts outstanding under the RCF and for general corporate purposes.

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

•
Contingent consideration payable is classified as Level 3, and we estimate fair value based on the likelihood and timing of achieving the relevant milestones of each arrangement, applying a probability assessment to each of the potential outcomes, and discounting the probability-weighted payout. Typically, milestones are based on revenue or Earnings Before Interest, Tax, Depreciation and Amortization (‘EBITDA’) growth for the acquired business.

The following table presents our assets and liabilities measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016:

		Fair Value Measurements on a Recurring Basis at September 30, 2017
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds / exchange traded funds	Prepaid and other current assets and other non-current assets	$40	$—	$—	$40
Derivatives:
Derivative financial instruments (i)	Prepaid and other current assets and other non-current assets	$—	$11	$—	$11
Liabilities:
Contingent consideration:
Contingent consideration (ii)	Other current liabilities and other non-current liabilities	$—	$—	$44	$44
Derivatives:
Derivative financial instruments (i)	Other current liabilities and other non-current liabilities	$—	$47	$—	$47

		Fair Value Measurements on a Recurring Basis at December 31, 2016
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds / exchange traded funds	Prepaid and other current assets and other non-current assets	$37	$—	$—	$37
Derivatives:
Derivative financial instruments (i)	Prepaid and other current assets and other non-current assets	$—	$15	$—	$15
Liabilities:
Contingent consideration:
Contingent consideration (ii)	Other current liabilities and other non-current liabilities	$—	$—	$55	$55
Derivatives:
Derivative financial instruments (i)	Other current liabilities and other non-current liabilities	$—	$133	$—	$133
_________________________

i.	See Note 8 — Derivative Financial Instruments for further information on our derivative investments.

ii.
Probability weightings are based on our knowledge of the past and planned performance of the acquired entity to which the contingent consideration applies. The weighted average discount rate used on our material contingent consideration calculations was 9.39% and 10.76% at September 30, 2017 and December 31, 2016, respectively. Using different probability weightings and discount rates could result in an increase or decrease of the contingent consideration payable.

The following table summarizes the change in fair value of the Level 3 liabilities:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	September 30, 2017
Balance at December 31, 2016	$55
Obligations assumed	—
Payments	(9)
Realized and unrealized losses	(6)
Foreign exchange	4
Balance at September 30, 2017	$44
There were no significant transfers between Levels 1, 2 or 3 in the three and nine months ended September 30, 2017 and 2016, respectively.
The following tables present our liabilities not measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Short-term debt and current portion of long-term debt	$85	$85	$508	$513
Long-term debt	$4,493	$4,332	$3,357	$3,504
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
Components of Net Periodic Benefit (Income)/Cost for Defined Benefit Pension and Post-retirement Welfare Plans
The following table sets forth the components of net periodic benefit (income)/cost for the Company’s defined benefit pension and PRW plans for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017				2016
	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW
Service cost	$16	$8	$6	$—	$15	$6	$5	$—
Interest cost	34	23	4	1	34	26	6	1
Expected return on plan assets	(61)	(72)	(7)	—	(61)	(58)	(8)	—
Settlement	1	—	—	—	—	—	—	—
Amortization of net loss	4	13	—	—	3	10	—	—
Amortization of prior service credit	—	(4)	—	—	—	(5)	—	—
Net periodic benefit (income)/cost	$(6)	$(32)	$3	$1	$(9)	$(21)	$3	$1

	Nine Months Ended September 30,
	2017				2016
	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW
Service cost	$49	$23	$15	$—	$44	$19	$14	$—
Interest cost	104	69	13	3	102	83	20	3
Expected return on plan assets	(184)	(211)	(22)	—	(180)	(186)	(26)	—
Settlement	1	—	—	—	—	—	2	—
Amortization of net loss	10	39	1	—	8	32	1	—
Amortization of prior service credit	—	(13)	—	—	—	(15)	—	—
Net periodic benefit (income)/cost	$(20)	$(93)	$7	$3	$(26)	$(67)	$11	$3
Employer Contributions to Defined Benefit Pension Plans
The Company made $50 million contributions to its U.S. plans for the nine months ended September 30, 2017 and anticipates making no further contributions for the remainder of the fiscal year. The Company made contributions of $45 million to its U.K. plans for the nine months ended September 30, 2017 and anticipates making additional contributions of $18 million for the remainder of the fiscal year. The Company made contributions of $11 million to its other plans for the nine months ended September 30, 2017 and anticipates making additional contributions of $4 million for the remainder of the fiscal year.
Defined Contribution Plans
The Company made contributions to its defined contribution plans of $39 million and $118 million for the three and nine months ended September 30, 2017, respectively, and $37 million and $118 million for the three and nine months ended September 30, 2016, respectively.
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
Merger-related Appraisal Demands
Between November 12, 2015 and December 10, 2015, in connection with the then-proposed Merger, Towers Watson received demands for appraisal under Section 262 of the Delaware General Corporation Law on behalf of ten purported beneficial owners of an aggregate of approximately 2.4% of the shares of Towers Watson common stock outstanding at the time of the Merger. Between March 3, 2016 and March 23, 2016, three appraisal petitions were filed in the Court of Chancery for the State of Delaware on behalf of three purported beneficial owners of Towers Watson common stock, captioned Rangeley Capital LLC v. Towers Watson & Co., C.A. No. 12063-CB, Merion Capital L.P. v. Towers Watson & Co., C.A. No. 12064-CB, and College Retirement Equities Fund v. Towers Watson & Co., C.A. No. 12126-CB. The appraisal petitions seek, among other things, a determination of the fair value of the appraisal petitioners’ shares at the time of the Merger; an order that Towers Watson pay that value to the appraisal petitioners, together with interest at the statutory rate; and an award of costs, attorneys’ fees, and other expenses. Towers Watson answered the appraisal petitions between March 24, 2016 and April 18, 2016. On May 9, 2016, the court consolidated the three pending appraisal proceedings under the caption In re Appraisal of Towers Watson & Co., Consolidated C.A. No. 12064-CB. A fourth owner filed an appraisal demand, but did not file an appraisal petition. The aggregate amount of shares subject to appraisal from these four owners was 1,415,199. The court provisionally scheduled trial for October 2, 2017. On September 15, 2017, the Company reached a settlement with all shareholders who made demands for appraisal, resolving all claims related to the appraised shares. Under the terms of the settlement, these shareholders surrendered all rights to the Towers Watson shares and all potential Merger consideration issuable for the legacy shares. In exchange, the Company made a payment to these shareholders of approximately $211 million, which represented $134.75 per share plus accrued interest at the statutory rate of interest. As a result of the settlement, the Court, on September 18, 2017, dismissed all claims in the case with prejudice. The Company thereafter canceled all of the Towers Watson common shares at issue in the appraisal proceeding.
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
Settlement.  On March 31, 2016, the Company entered into a settlement in principle, as reflected in a Settlement Term Sheet, relating to the Stanford litigation matter. The Company agreed to the Settlement Term Sheet to eliminate the distraction, burden, expense and uncertainty of further litigation. In particular, the settlement and the related bar orders described below, if upheld through any appeals, would enable the Company (a newly-combined firm) to conduct itself with the bar orders’ protection from the continued overhang of matters alleged to have occurred approximately a decade ago. Further, the Settlement Term Sheet provided that the parties understood and agreed that there is no admission of liability or wrongdoing by the Company. The Company expressly denies any liability or wrongdoing with respect to the matters alleged in the Stanford litigation.
On or about August 31, 2016, the parties to the settlement signed a formal Settlement Agreement memorializing the terms of the settlement as originally set forth in the Settlement Term Sheet. The parties to the Settlement Agreement are Ralph S. Janvey (in his capacity as the Court-appointed receiver (the ‘Receiver’) for The Stanford Financial Group and its affiliated entities in receivership (collectively, ‘Stanford’)), the Official Stanford Investors Committee, Samuel Troice, Martha Diaz, Paula Gilly-Flores, Punga Punga Financial, Ltd., Manuel Canabal, Daniel Gomez Ferreiro and Promotora Villa Marina, C.A. (collectively, ‘Plaintiffs’), on the one hand, and Willis Towers Watson Public Limited Company (formerly Willis Group Holdings Public Limited Company), Willis Limited, Willis North America Inc., Willis of Colorado, Inc. and the Willis associate referenced above (collectively, ‘Defendants’), on the other hand. Under the terms of the Settlement Agreement, the parties agreed to settle and dismiss the Janvey and Troice actions (collectively, the ‘Actions’) and all current or future claims arising from or related to Stanford in exchange for a one-time cash payment to the Receiver by the Company of $120 million to be distributed to all Stanford investors who have claims recognized by the Receiver pursuant to the distribution plan in place at the time the payment is made.
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
On September 7, 2016, Plaintiffs filed with the Court a motion to approve the settlement. On October 19, 2016, the Court preliminarily approved the settlement. Several of the plaintiffs in the other actions above objected to the settlement, and a hearing to consider final approval of the settlement was held on January 20, 2017, after which the Court reserved decision. On August 23, 2017, the Court approved the settlement, including the bar orders. Several of the objectors have since appealed the settlement approval and bar orders to the Fifth Circuit. The appeals are currently pending. The Company will not make the $120 million settlement payment unless and until the appeals are decided in its favor and the settlement is not subject to any further appeal.
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
On March 1, 2017, Towers Perrin and Plaintiffs participated in a mediation and reached a settlement in principle. Pursuant to the settlement in principle, in exchange for a dismissal of the claims of all class members and a release of Towers Perrin by all class members, Towers Perrin would pay a total of $9.75 million into an interest-bearing settlement fund, to be used to reimburse class counsel's costs, and for later distribution to class members as approved by the Court. This proposed settlement amount was accrued during the three months ended March 31, 2017. A formal settlement agreement was submitted to the Court for its preliminary approval on May 18, 2017. On October 25, 2017, the Court preliminarily approved the settlement, and set a final fairness and final approval hearing on the settlement for January 26, 2018. The Court also granted the Company’s unopposed motion for a good faith settlement determination. Class members who properly object to the settlement have standing to appeal if the Court orders final approval of the settlement.
Based on the stage of the proceedings, in the event the settlement is not finally approved, the Company is unable to provide an estimate of the reasonably possible loss or range of loss in respect of the plaintiffs’ complaint.
European Commission and FCA Regulatory Investigations
In April 2017, the Financial Conduct Authority (‘FCA’) informed Willis Limited, our U.K. broking subsidiary, that it had opened a formal investigation into possible agreements/concerted practices in the aviation broking sector.
In October 2017, the European Commission (‘Commission’) disclosed to us that it has initiated civil investigation proceedings in respect of a suspected infringement of E.U. competition rules involving several broking firms, including our principal U.K. broking subsidiary and one of its parent entities.  In particular, the Commission has stated that the civil proceedings concern the exchange of commercially sensitive information between competitors in relation to aviation and aerospace insurance and reinsurance broking products and services in the European Economic Area, as well as possible coordination between competitors.  The initiation of proceedings does not mean there has been a finding of infringement, merely that the Commission will investigate the case.
Now that the Commission has initiated proceedings, the FCA has informed us that it has closed its competition act investigation. However, it retains its jurisdiction over broking regulatory matters arising from the conduct being investigated.

Given the status of the investigation, the Company is currently unable to assess the terms on which this investigation, or any other regulatory matter emanating from the conduct being investigated, will be resolved, and thus is unable to provide an estimate of the reasonably possible loss or range of loss.
U.K. Investment Consulting Investigation
In September 2017, the FCA announced that it would make a market investigation referral with respect to the investment consulting industry to the U.K. Competition & Markets Authority (the ‘CMA’). The CMA then commenced a market investigation, and the Company is currently cooperating with the investigation.
The CMA investigation of the investment consulting market is expected to take at least 18 months to conclude. Given the early stage of the investigation, the Company is currently unable to assess whether the CMA will find any adverse effects on competition, and, if the CMA does find any adverse effects on competition, what remedies it may impose on the industry. Given this, the Company is unable to provide an estimate of the reasonably possible loss or range of loss.
Note 13 — Supplementary Information for Certain Balance Sheet Accounts
Related Party Transaction - During the three months ended September 30, 2017, the Company divested its Global Wealth Solutions business through a sale to an employee of the business. As part of that transaction, WTW financed a $50 million note payable from the employee to purchase the business. The note amortizes over 10 years, bears interest at 3% and is guaranteed by $3 million of assets. Following the sale, employees of this business are no longer employees of WTW, and the purchasing employee is no longer considered a related party. The current and non-current portions of the note receivable are included in the tables below as Other current assets and Other non-current assets.
Additional details of specific balance sheet accounts are detailed below.
Accounts receivable, net consists of the following:

	September 30, 2017	December 31, 2016
Billed, net of allowance for doubtful debts of $47 million and $40 million	$1,790	$1,789
Accrued and unbilled, at estimated net realizable value	365	291
Accounts receivable, net	$2,155	$2,080
Prepaid and other current assets consist of the following:

	September 30, 2017	December 31, 2016
Prepayments and accrued income	$162	$131
Derivatives and investments	24	32
Deferred compensation plan assets	18	15
Retention incentives	8	7
Corporate income and other taxes	139	97
Other current assets	67	55
Total prepaid and other current assets	$418	$337
Other non-current assets consists of the following:

	September 30, 2017	December 31, 2016
Prepayments and accrued income	$15	$15
Deferred compensation plan assets	125	111
Deferred tax assets	50	50
Accounts receivable, net	33	27
Other investments	29	30
Other non-current assets	180	120
Total other non-current assets	$432	$353

Provision for liabilities consists of the following:

	September 30, 2017	December 31, 2016
Claims, lawsuits and other proceedings	$478	$456
Other provisions	125	119
Total provision for liabilities	$603	$575
Other non-current liabilities consist of the following:

	September 30, 2017	December 31, 2016
Incentives from lessors	$140	$133
Deferred compensation plan liability	127	111
Contingent and deferred consideration on acquisitions	36	89
Derivatives	7	51
Other non-current liabilities	166	148
Total other non-current liabilities	$476	$532
Note 14 — Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss, net of non-controlling interests, and net of tax are provided in the following table for both the three and nine months ended September 30, 2017 and 2016. This table excludes amounts attributable to non-controlling interests, which are not material for further disclosure. Amounts related to available-for-sale securities are immaterial.

	Foreign currency translation (i)		Cash flow hedges (i)		Defined pension and post-retirement benefit costs (ii)		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Quarter-to-date activity:
Balance at June 30, 2017 and 2016, respectively	$(647)	$(398)	$(39)	$(73)	$(1,090)	$(710)	$(1,776)	$(1,181)
Other comprehensive income/(loss) before reclassifications	78	(36)	6	(1)	(5)	(6)	79	(43)
Loss/(income) reclassified from accumulated other comprehensive loss (net of income tax benefit of $4 and $1, respectively)	—	—	11	(6)	10	9	21	3
Net current-period other comprehensive income/(loss)	78	(36)	17	(7)	5	3	100	(40)
Balance at September 30, 2017 and 2016, respectively	$(569)	$(434)	$(22)	$(80)	$(1,085)	$(707)	$(1,676)	$(1,221)

Year-to-date activity:
Balance at December 31, 2016 and 2015, respectively	$(650)	$(314)	$(82)	$(10)	$(1,152)	$(713)	$(1,884)	$(1,037)
Other comprehensive income/(loss) before reclassifications	81	(120)	15	(56)	39	(26)	135	(202)
Loss/(income) reclassified from accumulated other comprehensive loss (net of income tax benefit of $17 and income tax expense of $3, respectively)	—	—	45	(14)	28	32	73	18
Net current-period other comprehensive income/(loss)	81	(120)	60	(70)	67	6	208	(184)
Balance at September 30, 2017 and 2016, respectively	$(569)	$(434)	$(22)	$(80)	$(1,085)	$(707)	$(1,676)	$(1,221)
________________________

i
Reclassification adjustments from accumulated other comprehensive loss related to foreign currency translation and cash flow hedges are included in Other expense, net in the accompanying condensed consolidated statements of comprehensive income. See Note 8 — Derivative Financial Instruments for additional details regarding the reclassification adjustments for the hedge settlements.

ii
Reclassification adjustments from accumulated other comprehensive loss are included in the computation of net periodic pension cost (see Note 11 — Retirement Benefits) which is included in Salaries and benefits in the accompanying condensed consolidated statements of comprehensive income.

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
At September 30, 2017 and 2016, there were 0.9 million and 1.3 million time-based share options; 1.0 million and 1.2 million performance-based options; 0.4 million and 0.9 million restricted time-based stock units; and 0.6 million and 0.7 million restricted performance-based stock units outstanding, respectively.
Basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net (loss)/income attributable to Willis Towers Watson	$(54)	$(32)	$323	$278

Basic average number of shares outstanding	134	138	136	137
Dilutive effect of potentially issuable shares	—	—	1	2
Diluted average number of shares outstanding	134	138	137	139

Basic (loss)/earnings per share	$(0.40)	$(0.23)	$2.38	$2.03
Dilutive effect of potentially issuable shares	—	—	(0.02)	(0.03)
Diluted (loss)/earnings per share	$(0.40)	$(0.23)	$2.36	$2.00
The dilutive effect of stock options was not computed for the three months ended September 30, 2017 and 2016 as the Company reported a net loss within its condensed consolidated statements of comprehensive income. There were no anti-dilutive options for the nine months ended September 30, 2017. Options to purchase 0.6 million shares for the nine months ended September 30, 2016 were not included in the computation of the dilutive effect of stock options because their effect was anti-dilutive.
Note 16 — Subsequent Events
On November 1, 2017, the Company sold a portion of its programs business in North America. The revenue associated with the divested programs represents less than 2% of our IRR segment’s total revenues.

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
All direct obligations under the senior notes are jointly and severally, irrevocably and fully and unconditionally guaranteed by Willis Netherlands Holdings B.V., Willis Investment U.K. Holdings Limited, TA I Limited, Trinity Acquisition plc, Willis Group Limited, Willis Towers Watson Sub Holdings Unlimited Company and Willis Towers Watson UK Holdings Limited, collectively the ‘Other Guarantors’, and with Willis Towers Watson, the ‘Guarantor Companies’.
On August 11, 2017 a newly formed entity, Willis Towers Watson UK Holdings Limited, became the successor to, and assumed all guarantees of, WTW Bermuda Holdings Limited under the outstanding indentures for the senior notes described above. As both entities are direct subsidiaries of TA I Limited, and sub-consolidate within the ‘Other Guarantors’ columns of the financial statements presented herein, there is no significant impact on the condensed consolidated financial statements from what has previously been disclosed. Please refer to the Current Report on Form 8-K filed on August 16, 2017 for additional information regarding this change.
The guarantor structure described above differs from the guarantor structure associated with the senior notes issued by Willis Towers Watson described in Note 18 and the guarantor structure associated with the senior notes and revolving credit facility issued by Trinity Acquisition plc described in Note 19.
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

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Three Months Ended September 30, 2017
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$—	$3	$1,829	$—	$1,832
Interest and other income	—	—	—	20	—	20
Total revenues	—	—	3	1,849	—	1,852
Costs of providing services
Salaries and benefits	2	—	20	1,123	—	1,145
Other operating expenses	—	30	6	330	—	366
Depreciation	—	2	—	52	—	54
Amortization	—	1	—	143	(3)	141
Restructuring costs	—	1	1	29	—	31
Transaction and integration expenses	—	2	4	68	—	74
Total costs of providing services	2	36	31	1,745	(3)	1,811
(Loss)/income from operations	(2)	(36)	(28)	104	3	41
Income from Group undertakings	—	(136)	(46)	(39)	221	—
Expenses due to Group undertakings	—	13	48	160	(221)	—
Interest expense	8	25	9	5	—	47
Other (income)/expense, net	—	(48)	—	(120)	197	29
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(10)	110	(39)	98	(194)	(35)
(Benefit from)/provision for income taxes	(1)	10	(4)	14	—	19
(LOSS)/INCOME FROM OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(9)	100	(35)	84	(194)	(54)
Interest in earnings of associates, net of tax	—	—	—	—	—	—
Equity account for subsidiaries	(45)	(142)	(248)	—	435	—
NET (LOSS)/INCOME	(54)	(42)	(283)	84	241	(54)
Income attributable to non-controlling interests	—	—	—	—	—	—
NET (LOSS)/INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$(54)	$(42)	$(283)	$84	$241	$(54)

Comprehensive income/(loss) before non-controlling interests	$46	$62	$(215)	$(4)	$145	$34
Comprehensive loss attributable to non-controlling interest	—	—	—	12	—	12
Comprehensive income/(loss) attributable to Willis Towers Watson	$46	$62	$(215)	$8	$145	$46

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Three Months Ended September 30, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$—	$5	$1,756	$—	$1,761
Interest and other income	—	—	—	16	—	16
Total revenues	—	—	5	1,772	—	1,777
Costs of providing services
Salaries and benefits	—	—	14	1,105	—	1,119
Other operating expenses	1	27	10	332	—	370
Depreciation	—	1	4	40	—	45
Amortization	—	—	—	157	—	157
Restructuring costs	—	7	7	35	—	49
Transaction and integration expenses	—	1	5	30	—	36
Total costs of providing services	1	36	40	1,699	—	1,776
(Loss)/income from operations	(1)	(36)	(35)	73	—	1
Income from Group undertakings	—	(126)	(61)	(34)	221	—
Expenses due to Group undertakings	—	13	48	160	(221)	—
Interest expense	8	22	10	5	—	45
Other expense, net	—	—	—	14	—	14
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(9)	55	(32)	(72)	—	(58)
Benefit from income taxes	—	(9)	(10)	(7)	—	(26)
(LOSS)/INCOME FROM OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(9)	64	(22)	(65)	—	(32)
Interest in earnings of associates, net of tax	—	—	—	1	—	1
Equity account for subsidiaries	(23)	(82)	(29)	—	134	—
NET LOSS	(32)	(18)	(51)	(64)	134	(31)
Income attributable to non-controlling interests	—	—	—	(1)	—	(1)
NET LOSS ATTRIBUTABLE TO WILLIS TOWERS WATSON	$(32)	$(18)	$(51)	$(65)	$134	$(32)

Comprehensive loss before non-controlling interests	$(72)	$(58)	$(77)	$(91)	$225	$(73)
Comprehensive loss attributable to non-controlling interest	—	—	—	1	—	1
Comprehensive loss attributable to Willis Towers Watson	$(72)	$(58)	$(77)	$(90)	$225	$(72)

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Nine Months Ended September 30, 2017
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$—	$14	$6,051	$—	$6,065
Interest and other income	—	—	—	59	—	59
Total revenues	—	—	14	6,110	—	6,124
Costs of providing services
Salaries and benefits	4	—	40	3,440	—	3,484
Other operating expenses	2	74	16	1,066	—	1,158
Depreciation	—	5	—	146	—	151
Amortization	—	3	—	441	(3)	441
Restructuring costs	—	5	1	79	—	85
Transaction and integration expenses	—	32	6	139	—	177
Total costs of providing services	6	119	63	5,311	(3)	5,496
(Loss)/income from operations	(6)	(119)	(49)	799	3	628
Income from Group undertakings	—	(402)	(160)	(112)	674	—
Expenses due to Group undertakings	—	52	144	478	(674)	—
Interest expense	23	75	25	16	—	139
Other (income)/expense, net	—	(48)	—	(70)	197	79
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(29)	204	(58)	487	(194)	410
(Benefit from)/provision for income taxes	(2)	19	(7)	63	—	73
(LOSS)/INCOME FROM OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(27)	185	(51)	424	(194)	337
Interest in earnings of associates, net of tax	—	—	—	2	—	2
Equity account for subsidiaries	350	158	(23)	—	(485)	—
NET INCOME/(LOSS)	323	343	(74)	426	(679)	339
Income attributable to non-controlling interests	—	—	—	(16)	—	(16)
NET INCOME/(LOSS) ATTRIBUTABLE TO WILLIS TOWERS WATSON	$323	$343	$(74)	$410	$(679)	$323

Comprehensive income before non-controlling interests	$531	$552	$68	$434	$(1,039)	$546
Comprehensive income attributable to non-controlling interests	—	—	—	(15)	—	(15)
Comprehensive income attributable to Willis Towers Watson	$531	$552	$68	$419	$(1,039)	$531

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Nine Months Ended September 30, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$—	$16	$5,858	$—	$5,874
Interest and other income	—	1	—	85	—	86
Total revenues	—	1	16	5,943	—	5,960
Costs of providing services
Salaries and benefits	1	1	38	3,479	—	3,519
Other operating expenses	4	84	82	1,001	—	1,171
Depreciation	—	3	11	118	—	132
Amortization	—	—	—	443	—	443
Restructuring costs	—	18	23	74	—	115
Transaction and integration expenses	—	13	15	89	—	117
Total costs of providing services	5	119	169	5,204	—	5,497
(Loss)/income from operations	(5)	(118)	(153)	739	—	463
Income from Group undertakings	—	(367)	(177)	(104)	648	—
Expenses due to Group undertakings	—	53	134	461	(648)	—
Interest expense	25	65	29	19	—	138
Other expense/(income), net	1	(2)	—	27	—	26
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(31)	133	(139)	336	—	299
(Benefit from)/provision for income taxes	—	(32)	(41)	84	—	11
(LOSS)/INCOME FROM OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(31)	165	(98)	252	—	288
Interest in earnings of associates, net of tax	—	—	—	2	—	2
Equity account for subsidiaries	309	124	92	—	(525)	—
NET INCOME/(LOSS)	278	289	(6)	254	(525)	290
Income attributable to non-controlling interests	—	—	—	(12)	—	(12)
NET INCOME/(LOSS) ATTRIBUTABLE TO WILLIS TOWERS WATSON	$278	$289	$(6)	$242	$(525)	$278

Comprehensive income/(loss) before non-controlling interests	$94	$104	$(107)	$88	$(83)	$96
Comprehensive income attributable to non-controlling interest	—	—	—	(2)	—	(2)
Comprehensive income/(loss) attributable to Willis Towers Watson	$94	$104	$(107)	$86	$(83)	$94

Unaudited Condensed Consolidating Balance Sheet

	As of September 30, 2017
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
ASSETS
Cash and cash equivalents	$—	$5	$—	$907	$—	$912
Fiduciary assets	—	—	—	12,206	—	12,206
Accounts receivable, net	—	—	5	2,150	—	2,155
Prepaid and other current assets	2	26	143	298	(51)	418
Amounts due from group undertakings	6,131	1,478	1,360	2,576	(11,545)	—
Total current assets	6,133	1,509	1,508	18,137	(11,596)	15,691
Investments in subsidiaries	4,357	8,895	6,209	—	(19,461)	—
Fixed assets, net	—	35	—	902	—	937
Goodwill	—	—	—	10,529	—	10,529
Other intangible assets, net	—	61	—	4,034	(61)	4,034
Pension benefits assets	—	—	—	649	—	649
Other non-current assets	—	14	246	373	(201)	432
Non-current amounts due from group undertakings	—	4,918	861	48	(5,827)	—
Total non-current assets	4,357	13,923	7,316	16,535	(25,550)	16,581
TOTAL ASSETS	$10,490	$15,432	$8,824	$34,672	$(37,146)	$32,272
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$—	$12,206	$—	$12,206
Deferred revenue and accrued expenses	1	9	82	1,380	—	1,472
Short-term debt and current portion of long-term debt	—	—	—	85	—	85
Other current liabilities	78	43	117	546	9	793
Amounts due to group undertakings	—	7,537	2,402	1,607	(11,546)	—
Total current liabilities	79	7,589	2,601	15,824	(11,537)	14,556
Long-term debt	496	2,945	946	106	—	4,493
Liability for pension benefits	—	—	—	1,207	—	1,207
Deferred tax liabilities	—	—	—	1,057	(201)	856
Provision for liabilities	—	—	120	483	—	603
Other non-current liabilities	—	7	59	410	—	476
Non-current amounts due to group undertakings	—	—	519	5,308	(5,827)	—
Total non-current liabilities	496	2,952	1,644	8,571	(6,028)	7,635
TOTAL LIABILITIES	575	10,541	4,245	24,395	(17,565)	22,191
REDEEMABLE NON-CONTROLLING INTEREST	—	—	—	55	—	55
EQUITY
Total Willis Towers Watson shareholders’ equity	9,915	4,891	4,579	10,111	(19,581)	9,915
Non-controlling interests	—	—	—	111	—	111
Total equity	9,915	4,891	4,579	10,222	(19,581)	10,026
TOTAL LIABILITIES AND EQUITY	$10,490	$15,432	$8,824	$34,672	$(37,146)	$32,272

Unaudited Condensed Consolidating Balance Sheet

	As of December 31, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$—	$870	$—	$870
Fiduciary assets	—	—	—	10,505	—	10,505
Accounts receivable, net	—	—	7	2,073	—	2,080
Prepaid and other current assets	—	49	23	324	(59)	337
Amounts due from group undertakings	7,229	1,706	1,190	2,370	(12,495)	—
Total current assets	7,229	1,755	1,220	16,142	(12,554)	13,792
Investments in subsidiaries	3,409	7,733	5,480	—	(16,622)	—
Fixed assets, net	—	34	—	805	—	839
Goodwill	—	—	—	10,413	—	10,413
Other intangible assets, net	—	64	—	4,368	(64)	4,368
Pension benefits assets	—	—	—	488	—	488
Other non-current assets	—	10	80	310	(47)	353
Non-current amounts due from group undertakings	—	4,655	836	—	(5,491)	—
Total non-current assets	3,409	12,496	6,396	16,384	(22,224)	16,461
TOTAL ASSETS	$10,638	$14,251	$7,616	$32,526	$(34,778)	$30,253
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$—	$10,505	$—	$10,505
Deferred revenue and accrued expenses	—	15	27	1,488	(49)	1,481
Short-term debt and current portion of long-term debt	—	22	394	92	—	508
Other current liabilities	77	94	23	684	(2)	876
Amounts due to group undertakings	—	8,323	2,075	2,097	(12,495)	—
Total current liabilities	77	8,454	2,519	14,866	(12,546)	13,370
Long-term debt	496	2,506	186	169	—	3,357
Liability for pension benefits	—	—	—	1,321	—	1,321
Deferred tax liabilities	—	—	—	1,013	(149)	864
Provision for liabilities	—	—	120	455	—	575
Other non-current liabilities	—	48	15	483	(14)	532
Non-current amounts due to group undertakings	—	—	518	4,973	(5,491)	—
Total non-current liabilities	496	2,554	839	8,414	(5,654)	6,649
TOTAL LIABILITIES	573	11,008	3,358	23,280	(18,200)	20,019
REDEEMABLE NON-CONTROLLING INTEREST	—	—	—	51	—	51
EQUITY
Total Willis Towers Watson shareholders’ equity	10,065	3,243	4,258	9,077	(16,578)	10,065
Non-controlling interests	—	—	—	118	—	118
Total equity	10,065	3,243	4,258	9,195	(16,578)	10,183
TOTAL LIABILITIES AND EQUITY	$10,638	$14,251	$7,616	$32,526	$(34,778)	$30,253

Unaudited Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2017
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
NET CASH FROM/(USED IN) OPERATING ACTIVITIES	$525	$(498)	$(99)	$774	$(187)	$515
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	(6)	—	(192)	—	(198)
Capitalized software costs	—	—	—	(52)	—	(52)
Acquisitions of operations, net of cash acquired	—	—	—	(13)	—	(13)
Other, net	—	—	—	1	—	1
Proceeds from intercompany investing activities	1,102	336	10	223	(1,671)	—
Repayments of intercompany investing activities	—	(195)	—	(311)	506	—
Reduction in investment in subsidiaries	—	1,148	—	59	(1,207)	—
Additional investment in subsidiaries	(1,000)	(207)	—	—	1,207	—
Net cash from/(used in) investing activities	$102	$1,076	$10	$(285)	$(1,165)	$(262)
CASH FLOWS USED IN FINANCING ACTIVITIES
Net borrowings on revolving credit facility	—	560	115	—	—	675
Senior notes issued	—	—	650	—	—	650
Proceeds from issuance of other debt	—	—	—	32	—	32
Debt issuance costs	—	(4)	(5)	—	—	(9)
Repayments of debt	—	(219)	(400)	(95)	—	(714)
Repurchase of shares	(462)	—	—	—	—	(462)
Proceeds from issuance of shares	44	—	—	—	—	44
Payments related to share cancellation	—	—	—	(177)	—	(177)
Payments of deferred and contingent consideration related to acquisitions	—	—	—	(43)	—	(43)
Cash paid for employee taxes on withholding shares	—	—	—	(14)	—	(14)
Dividends paid	(209)	—	(58)	(129)	187	(209)
Acquisitions of and dividends paid to non-controlling interests	—	—	—	(19)	—	(19)
Proceeds from intercompany financing activities	—	163	148	195	(506)	—
Repayments of intercompany financing activities	—	(1,073)	(361)	(237)	1,671	—
Net cash (used in)/from financing activities	$(627)	$(573)	$89	$(487)	$1,352	$(246)
INCREASE IN CASH AND CASH EQUIVALENTS	—	5	—	2	—	7
Effect of exchange rate changes on cash and cash equivalents	—	—	—	35	—	35
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	—	870	—	870
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$5	$—	$907	$—	$912

Unaudited Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
NET CASH FROM/(USED IN) OPERATING ACTIVITIES	$6	$(130)	$(175)	$989	$(69)	$621
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	(76)	(8)	(131)	64	(151)
Capitalized software costs	—	—	—	(64)	—	(64)
Acquisitions of operations, net of cash acquired	—	—	—	476	—	476
Other, net	—	—	1	16	5	22
Proceeds from intercompany investing activities	47	47	—	18	(112)	—
Repayments of intercompany investing activities	(4,015)	(3,953)	—	(805)	8,773	—
Reduction in investment in subsidiaries	4,600	3,600	—	—	(8,200)	—
Additional investment in subsidiaries	—	(4,600)	—	(3,600)	8,200	—
Net cash from/(used in) investing activities	$632	$(4,982)	$(7)	$(4,090)	$8,730	$283
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net payments on revolving credit facility	—	(389)	—	—	—	(389)
Senior notes issued	—	1,606	—	—	—	1,606
Proceeds from issuance of other debt	—	400	—	4	—	404
Debt issuance costs	—	(14)	—	—	—	(14)
Repayments of debt	(300)	(1,032)	—	(529)	—	(1,861)
Repurchase of shares	(222)	—	—	—	—	(222)
Proceeds from issuance of shares	44	—	—	—	—	44
Payments of deferred and contingent consideration related to acquisitions	—	—	—	(64)	—	(64)
Dividends paid	(133)	—	—	—	—	(133)
Cash paid for employee taxes on withholding shares	—	—	—	(13)	—	(13)
Acquisitions of and dividends paid to non-controlling interests	—	—	—	(17)	—	(17)
Proceeds from intercompany financing activities	—	4,557	199	4,017	(8,773)	—
Repayments of intercompany financing activities	(30)	(18)	(17)	(47)	112	—
Net cash (used in)/from financing activities	$(641)	$5,110	$182	$3,351	$(8,661)	$(659)
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(3)	(2)	—	250	—	245
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(10)	—	(10)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3	2	—	527	—	532
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$—	$767	$—	$767

Note 18 — Financial Information for Parent Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries
On March 17, 2011, the Company issued senior notes totaling $800 million in a registered public offering. On March 15, 2016, $300 million of these senior notes was repaid, leaving $500 million outstanding. These debt securities were issued by Willis Towers Watson (‘WTW Debt Securities’) and are guaranteed by certain of the Company’s subsidiaries. Therefore, the Company is providing the condensed consolidating financial information below. The following wholly owned subsidiaries (directly or indirectly) fully and unconditionally guarantee the WTW Debt Securities on a joint and several basis: Willis Netherlands Holdings B.V., Willis Investment U.K. Holdings Limited, TA I Limited, Trinity Acquisition plc, Willis Group Limited, Willis North America Inc., Willis Towers Watson Sub Holdings Unlimited Company and Willis Towers Watson UK Holdings Limited (the ‘Guarantors’).
On August 11, 2017 a newly formed entity, Willis Towers Watson UK Holdings Limited, became the successor to, and assumed all guarantees of, WTW Bermuda Holdings Limited under the outstanding indentures for the senior notes described above. As both entities are direct subsidiaries of TA I Limited, and sub-consolidate within the ‘Other Guarantors’ columns of the financial statements presented herein, there is no significant impact on the condensed consolidated financial statements from what has previously been disclosed. Please refer to the Current Report on Form 8-K filed on August 16, 2017 for additional information regarding this change.
The guarantor structure described above differs from the guarantor structure associated with the senior notes issued by Willis North America described in Note 17 and the guarantor structure associated with the senior notes and revolving credit facility issued by Trinity Acquisition plc described in Note 19.
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

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Three Months Ended September 30, 2017
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$3	$1,829	$—	$1,832
Interest and other income	—	—	20	—	20
Total revenues	—	3	1,849	—	1,852
Costs of providing services
Salaries and benefits	2	20	1,123	—	1,145
Other operating expenses	—	36	330		366
Depreciation	—	2	52	—	54
Amortization	—	1	143	(3)	141
Restructuring costs	—	2	29	—	31
Transaction and integration expenses	—	6	68	—	74
Total costs of providing services	2	67	1,745	(3)	1,811
(Loss)/income from operations	(2)	(64)	104	3	41
Income from Group undertakings	—	(155)	(39)	194	—
Expenses due to Group undertakings	—	34	160	(194)	—
Interest expense	8	34	5	—	47
Other (income)/expense, net	—	(48)	(120)	197	29
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(10)	71	98	(194)	(35)
(Benefit from)/provision for income taxes	(1)	6	14	—	19
(LOSS)/INCOME FROM OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(9)	65	84	(194)	(54)
Interest in earnings of associates, net of tax	—	—	—	—	—
Equity account for subsidiaries	(45)	(107)	—	152	—
NET (LOSS)/INCOME	(54)	(42)	84	(42)	(54)
Income attributable to non-controlling interests	—	—	—	—	—
NET (LOSS)/INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$(54)	$(42)	$84	$(42)	$(54)

Comprehensive income before non-controlling interests	$46	$62	$(4)	$(70)	$34
Comprehensive loss attributable to non-controlling interests	—	—	12	—	12
Comprehensive income attributable to Willis Towers Watson	$46	$62	$8	$(70)	$46

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Three Months Ended September 30, 2016
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$5	$1,756	$—	$1,761
Interest and other income	—	—	16	—	16
Total revenues	—	5	1,772	—	1,777
Costs of providing services
Salaries and benefits	—	14	1,105	—	1,119
Other operating expenses	1	37	332	—	370
Depreciation	—	5	40	—	45
Amortization	—	—	157	—	157
Restructuring costs	—	14	35	—	49
Transaction and integration expenses	—	6	30	—	36
Total costs of providing services	1	76	1,699	—	1,776
(Loss)/income from operations	(1)	(71)	73	—	1
Income from Group undertakings	—	(159)	(34)	193	—
Expenses due to Group undertakings	—	33	160	(193)	—
Interest expense	8	32	5	—	45
Other expense, net	—	—	14	—	14
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(9)	23	(72)	—	(58)
Benefit from income taxes	—	(19)	(7)	—	(26)
(LOSS)/INCOME FROM OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(9)	42	(65)	—	(32)
Interest in earnings of associates, net of tax	—	—	1	—	1
Equity account for subsidiaries	(23)	(60)	—	83	—
NET LOSS	(32)	(18)	(64)	83	(31)
Income attributable to non-controlling interests	—	—	(1)	—	(1)
NET LOSS ATTRIBUTABLE TO WILLIS TOWERS WATSON	$(32)	$(18)	$(65)	$83	$(32)

Comprehensive loss before non-controlling interests	$(72)	$(58)	$(91)	$148	$(73)
Comprehensive loss attributable to non-controlling interests	—	—	1	—	1
Comprehensive loss attributable to Willis Towers Watson	$(72)	$(58)	$(90)	$148	$(72)

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Nine Months Ended September 30, 2017
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$14	$6,051	$—	$6,065
Interest and other income	—	—	59	—	59
Total revenues	—	14	6,110	—	6,124
Costs of providing services
Salaries and benefits	4	40	3,440	—	3,484
Other operating expenses	2	90	1,066	—	1,158
Depreciation	—	5	146	—	151
Amortization	—	3	441	(3)	441
Restructuring costs	—	6	79	—	85
Transaction and integration expenses	—	38	139	—	177
Total costs of providing services	6	182	5,311	(3)	5,496
(Loss)/income from operations	(6)	(168)	799	3	628
Income from Group undertakings	—	(478)	(112)	590	—
Expenses due to Group undertakings	—	112	478	(590)	—
Interest expense	23	100	16	—	139
Other (income)/expense, net	—	(48)	(70)	197	79
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(29)	146	487	(194)	410
(Benefit from)/provision for income taxes	(2)	12	63	—	73
(LOSS)/INCOME FROM OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(27)	134	424	(194)	337
Interest in earnings of associates, net of tax	—	—	2	—	2
Equity account for subsidiaries	350	209	—	(559)	—
NET INCOME	323	343	426	(753)	339
Income attributable to non-controlling interests	—	—	(16)	—	(16)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$323	$343	$410	$(753)	$323

Comprehensive income before non-controlling interests	$531	$552	$434	$(971)	$546
Comprehensive income attributable to non-controlling interests	—	—	(15)	—	(15)
Comprehensive income attributable to Willis Towers Watson	$531	$552	$419	$(971)	$531

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Nine Months Ended September 30, 2016
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$16	$5,858	$—	$5,874
Interest and other income	—	1	85	—	86
Total revenues	—	17	5,943	—	5,960
Costs of providing services
Salaries and benefits	1	39	3,479	—	3,519
Other operating expenses	4	166	1,001	—	1,171
Depreciation	—	14	118	—	132
Amortization	—	—	443	—	443
Restructuring costs	—	41	74	—	115
Transaction and integration expenses	—	28	89	—	117
Total costs of providing services	5	288	5,204	—	5,497
(Loss)/income from operations	(5)	(271)	739	—	463
Income from Group undertakings	—	(461)	(104)	565	—
Expenses due to Group undertakings	—	104	461	(565)	—
Interest expense	25	94	19	—	138
Other expense/(income), net	1	(2)	27	—	26
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(31)	(6)	336	—	299
(Benefit from)/provision for income taxes	—	(73)	84	—	11
(LOSS)/INCOME FROM OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(31)	67	252	—	288
Interest in earnings of associates, net of tax	—	—	2	—	2
Equity account for subsidiaries	309	222	—	(531)	—
NET INCOME	278	289	254	(531)	290
Income attributable to non-controlling interests	—	—	(12)	—	(12)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$278	$289	$242	$(531)	$278

Comprehensive income before non-controlling interests	$94	$104	$88	$(190)	$96
Comprehensive income attributable to non-controlling interests	—	—	(2)	—	(2)
Comprehensive income attributable to Willis Towers Watson	$94	$104	$86	$(190)	$94

Unaudited Condensed Consolidating Balance Sheet

	As of September 30, 2017
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
ASSETS
Cash and cash equivalents	$—	$5	$907	$—	$912
Fiduciary assets	—	—	12,206	—	12,206
Accounts receivable, net	—	5	2,150	—	2,155
Prepaid and other current assets	2	169	298	(51)	418
Amounts due from group undertakings	6,131	1,728	2,576	(10,435)	—
Total current assets	6,133	1,907	18,137	(10,486)	15,691
Investments in subsidiaries	4,357	10,524	—	(14,881)	—
Fixed assets, net	—	35	902	—	937
Goodwill	—	—	10,529	—	10,529
Other intangible assets, net	—	61	4,034	(61)	4,034
Pension benefits assets	—	—	649	—	649
Other non-current assets	—	261	373	(202)	432
Non-current amounts due from group undertakings	—	5,260	48	(5,308)	—
Total non-current assets	4,357	16,141	16,535	(20,452)	16,581
TOTAL ASSETS	$10,490	$18,048	$34,672	$(30,938)	$32,272
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$12,206	$—	$12,206
Deferred revenue and accrued expenses	1	91	1,380	—	1,472
Short-term debt and current portion of long-term debt	—	—	85	—	85
Other current liabilities	78	160	546	9	793
Amounts due to group undertakings	—	8,829	1,607	(10,436)	—
Total current liabilities	79	9,080	15,824	(10,427)	14,556
Long-term debt	496	3,891	106	—	4,493
Liability for pension benefits	—	—	1,207	—	1,207
Deferred tax liabilities	—	—	1,057	(201)	856
Provision for liabilities	—	120	483	—	603
Other non-current liabilities	—	66	410	—	476
Non-current amounts due to group undertakings	—	—	5,308	(5,308)	—
Total non-current liabilities	496	4,077	8,571	(5,509)	7,635
TOTAL LIABILITIES	575	13,157	24,395	(15,936)	22,191
REDEEMABLE NON-CONTROLLING INTEREST	—	—	55	—	55
EQUITY
Total Willis Towers Watson shareholders’ equity	9,915	4,891	10,111	(15,002)	9,915
Non-controlling interests	—	—	111	—	111
Total equity	9,915	4,891	10,222	(15,002)	10,026
TOTAL LIABILITIES AND EQUITY	$10,490	$18,048	$34,672	$(30,938)	$32,272

Unaudited Condensed Consolidating Balance Sheet

	As of December 31, 2016
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$870	$—	$870
Fiduciary assets	—	—	10,505	—	10,505
Accounts receivable, net	—	7	2,073	—	2,080
Prepaid and other current assets	—	72	324	(59)	337
Amounts due from group undertakings	7,229	1,648	2,370	(11,247)	—
Total current assets	7,229	1,727	16,142	(11,306)	13,792
Investments in subsidiaries	3,409	8,955	—	(12,364)	—
Fixed assets, net	—	34	805	—	839
Goodwill	—	—	10,413	—	10,413
Other intangible assets, net	—	64	4,368	(64)	4,368
Pension benefits assets	—	—	488	—	488
Other non-current assets	—	90	310	(47)	353
Non-current amounts due from group undertakings	—	4,973	—	(4,973)	—
Total non-current assets	3,409	14,116	16,384	(17,448)	16,461
TOTAL ASSETS	$10,638	$15,843	$32,526	$(28,754)	$30,253
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$10,505	$—	$10,505
Deferred revenue and accrued expenses	—	42	1,488	(49)	1,481
Short-term debt and current portion of long-term debt	—	416	92	—	508
Other current liabilities	77	117	684	(2)	876
Amounts due to group undertakings	—	9,150	2,097	(11,247)	—
Total current liabilities	77	9,725	14,866	(11,298)	13,370
Long-term debt	496	2,692	169	—	3,357
Liability for pension benefits	—	—	1,321	—	1,321
Deferred tax liabilities	—	—	1,013	(149)	864
Provision for liabilities	—	120	455	—	575
Other non-current liabilities	—	63	483	(14)	532
Non-current amounts due to group undertakings	—	—	4,973	(4,973)	—
Total non-current liabilities	496	2,875	8,414	(5,136)	6,649
TOTAL LIABILITIES	573	12,600	23,280	(16,434)	20,019
REDEEMABLE NON-CONTROLLING INTEREST	—	—	51	—	51
EQUITY
Total Willis Towers Watson shareholders’ equity	10,065	3,243	9,077	(12,320)	10,065
Non-controlling interests	—	—	118	—	118
Total equity	10,065	3,243	9,195	(12,320)	10,183
TOTAL LIABILITIES AND EQUITY	$10,638	$15,843	$32,526	$(28,754)	$30,253

Unaudited Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2017
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
NET CASH FROM/(USED IN) OPERATING ACTIVITIES	$525	$(655)	$774	$(129)	$515
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	(6)	(192)	—	(198)
Capitalized software costs	—	—	(52)	—	(52)
Acquisitions of operations, net of cash acquired	—	—	(13)	—	(13)
Other, net	—	—	1	—	1
Proceeds from intercompany investing activities	1,102	143	223	(1,468)	—
Repayments of intercompany investing activities	—	(195)	(311)	506	—
Reduction in investment in subsidiaries	—	1,148	59	(1,207)	—
Additional investment in subsidiaries	(1,000)	(207)	—	1,207	—
Net cash from/(used in) investing activities	$102	$883	$(285)	$(962)	$(262)
CASH FLOWS USED IN FINANCING ACTIVITIES
Net borrowings on revolving credit facility	—	675	—	—	675
Senior notes issued	—	650	—	—	650
Proceeds from issuance of other debt	—	—	32	—	32
Debt issuance costs	—	(9)	—	—	(9)
Repayments of debt	—	(619)	(95)	—	(714)
Repurchase of shares	(462)	—	—	—	(462)
Proceeds from issuance of shares	44	—	—	—	44
Payments related to share cancellation	—	—	(177)	—	(177)
Payments of deferred and contingent consideration related to acquisitions	—	—	(43)	—	(43)
Cash paid for employee taxes on withholding shares	—	—	(14)	—	(14)
Dividends paid	(209)	—	(129)	129	(209)
Acquisitions of and dividends paid to non-controlling interests	—	—	(19)	—	(19)
Proceeds from intercompany financing activities	—	311	195	(506)	—
Repayments of intercompany financing activities	—	(1,231)	(237)	1,468	—
Net cash used in financing activities	$(627)	$(223)	$(487)	$1,091	$(246)
INCREASE IN CASH AND CASH EQUIVALENTS	—	5	2	—	7
Effect of exchange rate changes on cash and cash equivalents	—	—	35	—	35
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	870	—	870
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$5	$907	$—	$912

Unaudited Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2016
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
NET CASH FROM/(USED IN) OPERATING ACTIVITIES	$6	$(305)	$989	$(69)	$621
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	(84)	(131)	64	(151)
Capitalized software costs	—	—	(64)	—	(64)
Acquisitions of operations, net of cash acquired	—	—	476	—	476
Other, net	—	1	16	5	22
Proceeds from intercompany investing activities	47	30	18	(95)	—
Repayments of intercompany investing activities	(4,015)	(3,953)	(805)	8,773	—
Reduction in investment in subsidiaries	4,600	3,600	—	(8,200)	—
Additional investment in subsidiaries	—	(4,600)	(3,600)	8,200	—
Net cash from/(used in) investing activities	$632	$(5,006)	$(4,090)	$8,747	$283
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net payments on revolving credit facility	—	(389)	—	—	(389)
Senior notes issued	—	1,606	—	—	1,606
Proceeds from issuance of other debt	—	400	4	—	404
Debt issuance costs	—	(14)	—	—	(14)
Repayments of debt	(300)	(1,032)	(529)	—	(1,861)
Repurchase of shares	(222)	—	—	—	(222)
Proceeds from issuance of shares	44	—	—	—	44
Payments of deferred and contingent consideration related to acquisitions	—	—	(64)	—	(64)
Dividends paid	(133)	—	—	—	(133)
Cash paid for employee taxes on withholding shares	—	—	(13)	—	(13)
Acquisitions of and dividends paid to non-controlling interests	—	—	(17)	—	(17)
Proceeds from intercompany financing activities	—	4,756	4,017	(8,773)	—
Repayments of intercompany financing activities	(30)	(18)	(47)	95	—
Net cash (used in)/from financing activities	$(641)	$5,309	$3,351	$(8,678)	$(659)
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(3)	(2)	250	—	245
Effect of exchange rate changes on cash and cash equivalents	—	—	(10)	—	(10)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3	2	527	—	532
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$767	$—	$767

Note 19 — Financial Information for Issuer, Parent Guarantor, Other Guarantor Subsidiaries and Non-Guarantor Subsidiaries
Trinity Acquisition plc has $2.1 billion senior notes outstanding of which $525 million were issued on August 15, 2013, $1.0 billion were issued on March 22, 2016, €540 million ($609 million) were issued on May 26, 2016, and $917 million outstanding under the $1.25 billion revolving credit facility issued March 7, 2017.
All direct obligations under the senior notes are jointly and severally, irrevocably and fully and unconditionally guaranteed by Willis Netherlands Holdings B.V., Willis Investment U.K. Holdings Limited, TA I Limited, Willis Group Limited, Willis North America Inc., Willis Towers Watson Sub Holdings Unlimited Company and Willis Towers Watson UK Holdings Limited, collectively the ‘Other Guarantors’, and with Willis Towers Watson, the ‘Guarantor Companies’.
On August 11, 2017 a newly formed entity, Willis Towers Watson UK Holdings Limited, became the successor to, and assumed all guarantees of, WTW Bermuda Holdings Limited under the outstanding indentures for the senior notes described above. As both entities are direct subsidiaries of TA I Limited, and sub-consolidate within the ‘Other Guarantors’ columns of the financial statements presented herein, there is no significant impact on the condensed consolidated financial statements from what has previously been disclosed. Please refer to the Current Report on Form 8-K filed on August 16, 2017 for additional information regarding this change.
The guarantor structure described above differs from the guarantor structure associated with the senior notes issued by Willis North America described in Note 17 and the guarantor structure associated with the senior notes issued by Willis Towers Watson described in Note 18.
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

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Three Months Ended September 30, 2017
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$3	$—	$1,829	$—	$1,832
Interest and other income	—	—	—	20	—	20
Total revenues	—	3	—	1,849	—	1,852
Costs of providing services
Salaries and benefits	2	20	—	1,123	—	1,145
Other operating expenses	—	35	1	330	—	366
Depreciation	—	2	—	52	—	54
Amortization	—	1	—	143	(3)	141
Restructuring costs	—	2	—	29	—	31
Transaction and integration expenses	—	6	—	68	—	74
Total costs of providing services	2	66	1	1,745	(3)	1,811
(Loss)/income from operations	(2)	(63)	(1)	104	3	41
Income from Group undertakings	—	(148)	(36)	(39)	223	—
Expenses due to Group undertakings	—	57	6	160	(223)	—
Interest expense	8	9	25	5	—	47
Other (income)/expense, net	—	(48)	—	(120)	197	29
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(10)	67	4	98	(194)	(35)
(Benefit from)/provision for income taxes	(1)	6	—	14	—	19
(LOSS)/INCOME FROM OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(9)	61	4	84	(194)	(54)
Interest in earnings of associates, net of tax	—	—	—	—	—	—
Equity account for subsidiaries	(45)	(103)	(108)	—	256	—
NET (LOSS)/INCOME	(54)	(42)	(104)	84	62	(54)
Income attributable to non-controlling interests	—	—	—	—	—	—
NET (LOSS)/INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$(54)	$(42)	$(104)	$84	$62	$(54)

Comprehensive income before non-controlling interests	$46	$62	$2	$(4)	$(72)	$34
Comprehensive loss attributable to non-controlling interests	—	—	—	12	—	12
Comprehensive income attributable to Willis Towers Watson	$46	$62	$2	$8	$(72)	$46

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Three Months Ended September 30, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$5	$—	$1,756	$—	$1,761
Interest and other income	—	—	—	16	—	16
Total revenues	—	5	—	1,772	—	1,777
Costs of providing services
Salaries and benefits	—	14	—	1,105	—	1,119
Other operating expenses	1	37	—	332	—	370
Depreciation	—	5	—	40	—	45
Amortization	—	—	—	157	—	157
Restructuring costs	—	14	—	35	—	49
Transaction and integration expenses	—	6	—	30	—	36
Total costs of providing services	1	76	—	1,699	—	1,776
(Loss)/income from operations	(1)	(71)	—	73	—	1
Income from Group undertakings	—	(155)	(34)	(34)	223	—
Expenses due to Group undertakings	—	57	6	160	(223)	—
Interest expense	8	10	22	5	—	45
Other expense, net	—	—	—	14	—	14
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(9)	17	6	(72)	—	(58)
Benefit from income taxes	—	(19)	—	(7)	—	(26)
(LOSS)/INCOME FROM OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(9)	36	6	(65)	—	(32)
Interest in earnings of associates, net of tax	—	—	—	1	—	1
Equity account for subsidiaries	(23)	(54)	(55)	—	132	—
NET LOSS	(32)	(18)	(49)	(64)	132	(31)
Income attributable to non-controlling interests	—	—	—	(1)	—	(1)
NET LOSS ATTRIBUTABLE TO WILLIS TOWERS WATSON	$(32)	$(18)	$(49)	$(65)	$132	$(32)

Comprehensive loss before non-controlling interests	$(72)	$(58)	$(59)	$(91)	$207	$(73)
Comprehensive loss attributable to non-controlling interests	—	—	—	1	—	1
Comprehensive loss attributable to Willis Towers Watson	$(72)	$(58)	$(59)	$(90)	$207	$(72)

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Nine Months Ended September 30, 2017
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$14	$—	$6,051	$—	$6,065
Interest and other income	—	—	—	59	—	59
Total revenues	—	14	—	6,110	—	6,124
Costs of providing services
Salaries and benefits	4	40	—	3,440	—	3,484
Other operating expenses	2	89	1	1,066	—	1,158
Depreciation	—	5	—	146	—	151
Amortization	—	3	—	441	(3)	441
Restructuring costs	—	6	—	79	—	85
Transaction and integration expenses	—	38	—	139	—	177
Total costs of providing services	6	181	1	5,311	(3)	5,496
(Loss)/income from operations	(6)	(167)	(1)	799	3	628
Income from Group undertakings	—	(457)	(108)	(112)	677	—
Expenses due to Group undertakings	—	180	19	478	(677)	—
Interest expense	23	24	76	16	—	139
Other (income)/expense, net	—	(48)	—	(70)	197	79
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(29)	134	12	487	(194)	410
(Benefit from)/provision for income taxes	(2)	11	1	63	—	73
(LOSS)/INCOME FROM OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(27)	123	11	424	(194)	337
Interest in earnings of associates, net of tax	—	—	—	2	—	2
Equity account for subsidiaries	350	220	117	—	(687)	—
NET INCOME	323	343	128	426	(881)	339
Income attributable to non-controlling interests	—	—	—	(16)	—	(16)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$323	$343	$128	$410	$(881)	$323

Comprehensive income before non-controlling interests	$531	$552	$336	$434	$(1,307)	$546
Comprehensive income attributable to non-controlling interests	—	—	—	(15)	—	(15)
Comprehensive income attributable to Willis Towers Watson	$531	$552	$336	$419	$(1,307)	$531

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Nine Months Ended September 30, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$16	$—	$5,858	$—	$5,874
Interest and other income	—	1	—	85	—	86
Total revenues	—	17	—	5,943	—	5,960
Costs of providing services
Salaries and benefits	1	39	—	3,479	—	3,519
Other operating expenses	4	166	—	1,001	—	1,171
Depreciation	—	14	—	118	—	132
Amortization	—	—	—	443	—	443
Restructuring costs	—	41	—	74	—	115
Transaction and integration expenses	—	28	—	89	—	117
Total costs of providing services	5	288	—	5,204	—	5,497
(Loss)/income from operations	(5)	(271)	—	739	—	463
Income from Group undertakings	—	(451)	(98)	(104)	653	—
Expenses due to Group undertakings	—	173	19	461	(653)	—
Interest expense	25	28	66	19	—	138
Other expense/(income), net	1	(2)	—	27	—	26
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(31)	(19)	13	336	—	299
(Benefit from)/provision for income taxes	—	(74)	1	84	—	11
(LOSS)/INCOME FROM OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(31)	55	12	252	—	288
Interest in earnings of associates, net of tax	—	—	—	2	—	2
Equity account for subsidiaries	309	234	57	—	(600)	—
NET INCOME	278	289	69	254	(600)	290
Income attributable to non-controlling interests	—	—	—	(12)	—	(12)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$278	$289	$69	$242	$(600)	$278

Comprehensive income/(loss) before non-controlling interests	$94	$104	$(3)	$88	$(187)	$96
Comprehensive income attributable to non-controlling interests	—	—	—	(2)	—	(2)
Comprehensive income/(loss) attributable to Willis Towers Watson	$94	$104	$(3)	$86	$(187)	$94

Unaudited Condensed Consolidating Balance Sheet

	As of September 30, 2017
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
ASSETS
Cash and cash equivalents	$—	$5	$—	$907	$—	$912
Fiduciary assets	—	—	—	12,206	—	12,206
Accounts receivable, net	—	5	—	2,150	—	2,155
Prepaid and other current assets	2	172	1	298	(55)	418
Amounts due from group undertakings	6,131	1,449	1,655	2,576	(11,811)	—
Total current assets	6,133	1,631	1,656	18,137	(11,866)	15,691
Investments in subsidiaries	4,357	10,112	2,143	—	(16,612)	—
Fixed assets, net	—	35	—	902	—	937
Goodwill	—	—	—	10,529	—	10,529
Other intangible assets, net	—	61	—	4,034	(61)	4,034
Pension benefits assets	—	—	—	649	—	649
Other non-current assets	—	259	1	373	(201)	432
Non-current amounts due from group undertakings	—	4,461	1,318	48	(5,827)	—
Total non-current assets	4,357	14,928	3,462	16,535	(22,701)	16,581
TOTAL ASSETS	$10,490	$16,559	$5,118	$34,672	$(34,567)	$32,272
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$—	$12,206	$—	$12,206
Deferred revenue and accrued expenses	1	91	—	1,380	—	1,472
Short-term debt and current portion of long-term debt	—	—	—	85	—	85
Other current liabilities	78	150	14	546	5	793
Amounts due to group undertakings	—	9,775	7	1,607	(11,389)	—
Total current liabilities	79	10,016	21	15,824	(11,384)	14,556
Long-term debt	496	946	2,945	106	—	4,493
Liability for pension benefits	—	—	—	1,207	—	1,207
Deferred tax liabilities	—	—	—	1,057	(201)	856
Provision for liabilities	—	120	—	483	—	603
Other non-current liabilities	—	66	—	410	—	476
Non-current amounts due to group undertakings	—	519	423	5,308	(6,250)	—
Total non-current liabilities	496	1,651	3,368	8,571	(6,451)	7,635
TOTAL LIABILITIES	575	11,667	3,389	24,395	(17,835)	22,191
REDEEMABLE NON-CONTROLLING INTEREST	—	—	—	55	—	55
EQUITY
Total Willis Towers Watson shareholders’ equity	9,915	4,892	1,729	10,111	(16,732)	9,915
Non-controlling interests	—	—	—	111	—	111
Total equity	9,915	4,892	1,729	10,222	(16,732)	10,026
TOTAL LIABILITIES AND EQUITY	$10,490	$16,559	$5,118	$34,672	$(34,567)	$32,272

Unaudited Condensed Consolidating Balance Sheet

	As of December 31, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$—	$870	$—	$870
Fiduciary assets	—	—	—	10,505	—	10,505
Accounts receivable, net	—	7	—	2,073	—	2,080
Prepaid and other current assets	—	74	1	324	(62)	337
Amounts due from group undertakings	7,229	849	1,595	2,370	(12,043)	—
Total current assets	7,229	930	1,596	16,142	(12,105)	13,792
Investments in subsidiaries	3,409	8,621	7,309	—	(19,339)	—
Fixed assets, net	—	34	—	805	—	839
Goodwill	—	—	—	10,413	—	10,413
Other intangible assets, net	—	64	—	4,368	(64)	4,368
Pension benefits assets	—	—	—	488	—	488
Other non-current assets	—	90	—	310	(47)	353
Non-current amounts due from group undertakings	—	4,859	1,055	—	(5,914)	—
Total non-current assets	3,409	13,668	8,364	16,384	(25,364)	16,461
TOTAL ASSETS	$10,638	$14,598	$9,960	$32,526	$(37,469)	$30,253
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$—	$10,505	$—	$10,505
Deferred revenue and accrued expenses	—	41	1	1,488	(49)	1,481
Short-term debt and current portion of long-term debt	—	394	22	92	—	508
Other current liabilities	77	87	33	684	(5)	876
Amounts due to group undertakings	—	9,946	—	2,097	(12,043)	—
Total current liabilities	77	10,468	56	14,866	(12,097)	13,370
Long-term debt	496	186	2,506	169	—	3,357
Liability for pension benefits	—	—	—	1,321	—	1,321
Deferred tax liabilities	—	—	—	1,013	(149)	864
Provision for liabilities	—	120	—	455	—	575
Other non-current liabilities	—	63	—	483	(14)	532
Non-current amounts due to group undertakings	—	518	423	4,973	(5,914)	—
Total non-current liabilities	496	887	2,929	8,414	(6,077)	6,649
TOTAL LIABILITIES	573	11,355	2,985	23,280	(18,174)	20,019
REDEEMABLE NON-CONTROLLING INTEREST	—	—	—	51	—	51
EQUITY
Total Willis Towers Watson shareholders’ equity	10,065	3,243	6,975	9,077	(19,295)	10,065
Non-controlling interests	—	—	—	118	—	118
Total equity	10,065	3,243	6,975	9,195	(19,295)	10,183
TOTAL LIABILITIES AND EQUITY	$10,638	$14,598	$9,960	$32,526	$(37,469)	$30,253

Unaudited Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2017
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
NET CASH FROM/(USED IN) OPERATING ACTIVITIES	$525	$(649)	$50	$774	$(185)	$515
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	(6)	—	(192)	—	(198)
Capitalized software costs	—	—	—	(52)	—	(52)
Acquisitions of operations, net of cash acquired	—	—	—	(13)	—	(13)
Other, net	—	—	—	1	—	1
Proceeds from intercompany investing activities	1,102	137	212	223	(1,674)	—
Repayments of intercompany investing activities	—	(48)	(438)	(311)	797	—
Reduction in investment in subsidiaries	—	1,148	—	59	(1,207)	—
Additional investment in subsidiaries	(1,000)	(59)	(148)	—	1,207	—
Net cash from/(used in) investing activities	$102	$1,172	$(374)	$(285)	$(877)	$(262)
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net borrowings on revolving credit facility	—	115	560	—	—	675
Senior notes issued	—	650	—	—	—	650
Proceeds from issuance of other debt	—	—	—	32	—	32
Debt issuance costs	—	(5)	(4)	—	—	(9)
Repayments of debt	—	(400)	(219)	(95)	—	(714)
Repurchase of shares	(462)	—	—	—	—	(462)
Proceeds from issuance of shares	44	—	—	—	—	44
Payments related to share cancellation	—	—	—	(177)	—	(177)
Payments of deferred and contingent consideration related to acquisitions	—	—	—	(43)	—	(43)
Cash paid for employee taxes on withholding shares	—	—	—	(14)	—	(14)
Dividends paid	(209)	(56)	—	(129)	185	(209)
Acquisitions of and dividends paid to non-controlling interests	—	—	—	(19)	—	(19)
Proceeds from intercompany financing activities	—	602	—	195	(797)	—
Repayments of intercompany financing activities	—	(1,424)	(13)	(237)	1,674	—
Net cash (used in)/from financing activities	$(627)	$(518)	$324	$(487)	$1,062	$(246)
INCREASE IN CASH AND CASH EQUIVALENTS	—	5	—	2	—	7
Effect of exchange rate changes on cash and cash equivalents	—	—	—	35	—	35
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	—	870	—	870
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$5	$—	$907	$—	$912

Unaudited Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
NET CASH FROM/(USED IN) OPERATING ACTIVITIES	$6	$(314)	$9	$989	$(69)	$621
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	(84)	—	(131)	64	(151)
Capitalized software costs	—	—	—	(64)	—	(64)
Acquisitions of operations, net of cash acquired	—	—	—	476	—	476
Other, net	—	1	—	16	5	22
Proceeds from intercompany investing activities	47	42	17	18	(124)	—
Repayments of intercompany investing activities	(4,015)	(3,386)	(567)	(805)	8,773	—
Reduction in investment subsidiaries	4,600	3,600	—	—	(8,200)	—
Additional investment in subsidiaries	—	(4,600)	—	(3,600)	8,200	—
Net cash from/(used in) investing activities	$632	$(4,427)	$(550)	$(4,090)	$8,718	$283
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net payments on revolving credit facility	—	—	(389)	—	—	(389)
Senior notes issued	—	—	1,606	—	—	1,606
Proceeds from issuance of other debt	—	—	400	4	—	404
Debt issuance costs	—	—	(14)	—	—	(14)
Repayments of debt	(300)	—	(1,032)	(529)	—	(1,861)
Repurchase of shares	(222)	—	—	—	—	(222)
Proceeds from issuance of shares	44	—	—	—	—	44
Payments of deferred and contingent consideration related to acquisitions	—	—	—	(64)	—	(64)
Dividends paid	(133)	—	—	—	—	(133)
Cash paid for employee taxes on withholding shares	—	—	—	(13)	—	(13)
Acquisitions of and dividends paid to non-controlling interests	—	—	—	(17)	—	(17)
Proceeds from intercompany financing activities	—	4,756	—	4,017	(8,773)	—
Repayments of intercompany financing activities	(30)	(17)	(30)	(47)	124	—
Net cash (used in)/from financing activities	$(641)	$4,739	$541	$3,351	$(8,649)	$(659)
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(3)	(2)	—	250	—	245
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(10)	—	(10)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3	2	—	527	—	532
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$—	$767	$—	$767

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
On an annual basis for 2017, although we expect that approximately 22% of our revenues will be generated in the U.K., we expect that only about 13% of revenues will be denominated in Pounds sterling, as much of the insurance business is transacted in U.S. dollars. We expect that approximately 19% of our expenses will be denominated in Pounds sterling; thus, we generally benefit from a weakening Pound sterling in our income from operations. However, we have a Company hedging strategy for this aspect of our business, which is designed to mitigate significant fluctuations in currency.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	($ in millions, except per share data)
Total revenues	$1,852	100%	$1,777	100%	$6,124	100%	$5,960	100%
Costs of providing services
Salaries and benefits	1,145	62%	1,119	63%	3,484	57%	3,519	59%
Other operating expenses	366	20%	370	21%	1,158	19%	1,171	20%
Depreciation	54	3%	45	3%	151	2%	132	2%
Amortization	141	8%	157	9%	441	7%	443	7%
Restructuring costs	31	2%	49	3%	85	1%	115	2%
Transaction and integration expenses	74	4%	36	2%	177	3%	117	2%
Total costs of providing services	1,811		1,776		5,496		5,497
Income from operations	41	2%	1	—%	628	10%	463	8%
Interest expense	47	3%	45	3%	139	2%	138	2%
Other expense, net	29	2%	14	1%	79	1%	26	—%
Provision for/(benefit from) income taxes	19	1%	(26)	(1)%	73	1%	11	—%
Interest in earnings of associates, net of tax	—	—%	1	—%	2	—%	2	—%
Income attributable to non-controlling interests	—	—%	(1)	—%	(16)	—%	(12)	—%
NET (LOSS)/INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$(54)	(3)%	$(32)	(2)%	$323	5%	$278	5%
Diluted (loss)/earnings per share	$(0.40)		$(0.23)		$2.36		$2.00
Consolidated Revenues
Revenues for the three months ended September 30, 2017 were $1.9 billion, compared to $1.8 billion for the three months ended September 30, 2016, an increase of $75 million, or 4% on both an as reported and constant currency basis. Revenues for the nine months ended September 30, 2017 were $6.1 billion, compared to $6.0 billion for the nine months ended September 30, 2016, an increase of $164 million or 3%. Adjusting for the impact of foreign currency, our revenue grew by 4% for the nine months ended September 30, 2017. The quarterly and year-to-date increases in revenues were driven by strong performances in all segments.
Our revenues can be materially impacted by changes in currency conversions, which can fluctuate significantly over the course of a calendar year. For the three months ended September 30, 2017, currency translation increased our consolidated revenues by $12 million; for the nine months ended September 30, 2017, currency translation decreased our consolidated revenues by $81 million. The primary currencies driving these changes were the Pound sterling, the Canadian dollar, and the Euro.

The following table details our top five markets based on the percentage of consolidated revenues (in U.S. dollars) from the countries where work is performed for the nine months ended September 30, 2017. These figures do not represent the currency of the related revenue, which is presented in the next table.

Geographic Region	% of Revenues
United States	49%
United Kingdom	22%
France	5%
Germany	3%
Canada	3%
The table below details the percentage of our revenues and expenses by transactional currency for the nine months ended September 30, 2017.

Transactional Currency	Revenues	Expenses (i)
U.S. dollars	55%	51%
Pounds sterling	13%	19%
Euro	15%	12%
Other currencies	17%	18%
____________________

i.
These percentages exclude certain expenses for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. These items include Merger-related amortization of intangible assets, restructuring costs, and transaction and integration expenses.

The components of the change in revenues generated for the three month and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30,			Components of Revenue Change(i)
	2017	2016	As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	($ in millions)
Total revenues	$1,852	$1,777	4%	1%	4%	—%	4%

	Nine Months Ended September 30,			Components of Revenue Change(i)
	2017	2016	As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	($ in millions)
Total revenues	$6,124	$5,960	3%	(1)%	4%	—%	4%
____________________

i.	Components of revenue change may not add due to rounding.
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
The following table sets forth the components of HCB revenues for the three months ended September 30, 2017 and 2016, respectively, and the components of the change in commissions and fees for the three months ended September 30, 2017 from the three months ended September 30, 2016.

				Components of Revenue Change (i)
	Three Months Ended September 30,		As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2017	2016
	($ in millions)
Commissions and fees	$736	$720	2%	1%	2%	(1)%	3%
Interest and other income	—	—
Total segment revenues	$736	$720
____________________

i.	Components of revenue change may not add due to rounding.
HCB commissions and fees, and total segment revenues, for the three months ended September 30, 2017 and 2016 were $736 million and $720 million, respectively. As expected, Retirement commissions and fees declined slightly in the third quarter due to the expected decrease in bulk lump sum work in the U.S. as compared to the third quarter of 2016. Great Britain’s commissions and fees increase was primarily related to pension legislation in the U.K., and International’s commissions and fees increase was due to higher demand for consulting work. Talent and Rewards commissions and fees were up slightly as a result of our product offerings and higher demand for change management consulting, offset by a slight decline in rewards advisory projects. Health and Benefits commissions and fees growth was moderate, as we experienced strong growth in Great Britain and Western Europe, with low growth in North America, and a decline in International due primarily to the sale of our Global Wealth Solutions business. Commissions and fees in the Technology and Administration Solutions business experienced strong growth in all regions as a result of new administration clients and project activity.
The following table sets forth the components of HCB revenues for the nine months ended September 30, 2017 and 2016, respectively, and the components of the change in commissions and fees for the nine months ended September 30, 2017 from the nine months ended September 30, 2016.

				Components of Revenue Change(i)
	Nine Months Ended September 30,		As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2017	2016
	($ in millions)
Commissions and fees	$2,405	$2,377	1%	(1)%	2%	—%	3%
Interest and other income	15	9
Total segment revenues	$2,420	$2,386
____________________

i.	Components of revenue change may not add due to rounding.
HCB commissions and fees, and total segment revenues, for both the nine months ended September 30, 2017 and 2016 were $2.4 billion. Retirement revenues decreased for the nine months ended September 30, 2017 compared to the same period last year. The decrease occurred in North America and Western Europe and was partially offset by growth in International and Great Britain. The decline in North America was expected as bulk lump sum projects declined year over year. Actuarial consulting projects in Great Britain were strong due to regulation changes. Talent and Rewards experienced a large drop in revenues, primarily in the Rewards, Talent and Communication consulting business in North America. The restructuring program impacted this region the hardest, and as expected, external marketing efforts were impacted during this initiative, which resulted in a lower pipeline for the nine months ended September 30, 2017 compared to the same period last year. Healthcare consulting revenues were up significantly for all markets globally. Revenue in the Technology and Administration Solutions business in Great Britain experienced strong growth as a result of new administration clients and project activity.

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
The following table sets forth the components of CRB revenues for the three months ended September 30, 2017 and 2016, respectively, and the components of the change in commissions and fees for the three months ended September 30, 2017 from the three months ended September 30, 2016.

				Components of Revenue Change (i)
	Three Months Ended September 30,		As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2017	2016
	($ in millions)
Commissions and fees	$581	$553	5%	1%	4%	—%	4%
Interest and other income	5	8
Total segment revenues	$586	$561
____________________

i.	Components of revenue change may not add due to rounding.
CRB total segment revenues for the three months ended September 30, 2017 and 2016 were $586 million and $561 million, respectively. Commissions and fees for the three months ended September 30, 2017 and 2016 were $581 million and $553 million, respectively. As expected, North America commissions and fees produced strong growth, with all sub-regions showing commissions and fees growth. International continued to have strong commissions and fees growth primarily from Russia, South Africa and Asia. Western Europe had solid growth led by Sweden and Benelux. Great Britain commissions and fees declined slightly as a result of declines in Transport and a strong comparable in the prior-year third quarter.
The following table sets forth the components of CRB revenues for the nine months ended September 30, 2017 and 2016, respectively, and the components of the change in commissions and fees for the nine months ended September 30, 2017 from the nine months ended September 30, 2016.

				Components of Revenue Change (i)
	Nine Months Ended September 30,		As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2017	2016
	($ in millions)
Commissions and fees	$1,855	$1,821	2%	(1)%	3%	—%	3%
Interest and other income	16	20
Total segment revenues	$1,871	$1,841
____________________

i.	Components of revenue change may not add due to rounding.
CRB commissions and fees, and total segment revenues, for the nine months ended September 30, 2017 and 2016, were $1.9 billion and $1.8 billion, respectively. Revenue growth was led by International with additional growth in Great Britain and Western Europe.  International’s and Great Britain’s growth was fueled by solid client retention and strong new business. Western Europe had strong client retention and modest new business growth.
Investment, Risk and Reinsurance (‘IRR’)
The IRR segment uses a sophisticated approach to risk, which helps clients free up capital and manage investment complexity. The segment works closely with investors, reinsurers and insurers to manage the equation between risk and return. Blending advanced analytics with deep institutional knowledge, IRR identifies new opportunities to maximize performance. IRR provides investment consulting services and insurance specific services and solutions through reserves opinions, software, ratemaking, usage-based insurance, risk underwriting and reinsurance broking.

The following table sets forth the components of IRR revenues for the three months ended September 30, 2017 and 2016, respectively, and the components of the change in commissions and fees for the three months ended September 30, 2017 from the three months ended September 30, 2016.

				Components of Revenue Change(i)
	Three Months Ended September 30,		As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2017	2016
	($ in millions)
Commissions and fees	$320	$312	3%	—%	2%	—%	2%
Interest and other income	14	7
Total segment revenues	$334	$319
____________________

i.	Components of revenue change may not add due to rounding.
IRR total segment revenues for the three months ended September 30, 2017 and 2016 were $334 million and $319 million, respectively. Commissions and fees for the three months ended September 30, 2017 and 2016 were $320 million and $312 million, respectively. Insurance Consulting and Technology, formerly Risk Consulting and Software, led the growth for the segment as a result of increased project work in Great Britain and a soft comparable in Western Europe. Max Matthiessen, Wholesale and the Securities business showed commissions and fees growth, primarily as a result of strong sales and increased performance fees. Reinsurance and Investment both experienced revenue growth, but commissions and fees were flat for both groups. The reduction in Portfolio and Underwriting Services commissions and fees was driven by a loss of profit commissions following the Atlantic hurricanes, the cancellation of a key contract, and the divestiture of small programs in the portfolio.
The following table sets forth the components of IRR revenues for the nine months ended September 30, 2017 and 2016, respectively, and the components of the change in commissions and fees for the nine months ended September 30, 2017 from the nine months ended September 30, 2016.

				Components of Revenue Change(i)
	Nine Months Ended September 30,		As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2017	2016
	($ in millions)
Commissions and fees	$1,205	$1,190	1%	(2)%	3%	—%	3%
Interest and other income	25	55
Total segment revenues	$1,230	$1,245
____________________

i.	Components of revenue change may not add due to rounding.
IRR total segment revenues for both the nine months ended September 30, 2017 and 2016 were $1.2 billion. Total segment revenues for the nine months ended September 30, 2016 included £28 million ($41 million) received for a settlement related to the Fine Arts, Jewellery and Specie Team. Commissions and fees for both the nine months ended September 30, 2017 and 2016 were $1.2 billion. Wholesale, Investment, Insurance Consulting and Technology, Max Matthiessen, Securities and Reinsurance all posted commissions and fees revenue growth, primarily as a result of strong sales and increased performance fees. The reduction in Portfolio and Underwriting Services commissions and fees was driven by a loss of profit commissions following the Atlantic hurricanes, the cancellation of a key contract, and the divestiture of small programs in the portfolio.
Benefits Delivery and Administration (‘BDA’)
The BDA segment, formerly known as Exchange Solutions, provides primary medical and ancillary benefit exchange and outsourcing services to active employees and retirees across both the group and individual markets. BDA services individual populations via its ‘group to individual’ technology platform, which tightly integrates patented call routing technology, an efficient quoting and enrollment engine, a custom-developed Customer Relationship Management system and comprehensive insurance carrier connectivity. This segment also delivers group benefit exchanges and full outsourcing solutions serving the active employees of employers across the United States. BDA uses Software as a Service (‘SaaS’)-based technology and related services to deliver consumer-driven healthcare and reimbursement accounts, including health savings accounts, health reimbursement arrangements, flexible spending accounts and other consumer-directed accounts.

The following table sets forth the components of BDA revenues for the three months ended September 30, 2017 and 2016, respectively, and the components of the change in commissions and fees for the three months ended September 30, 2017 from the three months ended September 30, 2016.

				Components of Revenue Change(i)
	Three Months Ended September 30,		As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2017	2016
	($ in millions)
Commissions and fees	$179	$161	11%	—%	11%	—%	11%
Interest and other income	—	—
Total segment revenues	$179	$161
____________________

i.	Components of revenue change may not add due to rounding.
BDA total segment revenues for the three months ended September 30, 2017 and 2016 were $179 million and $161 million, respectively. Individual Marketplace, formerly Retiree and Access Exchanges, commissions and fees increased by 9% and the rest of the segment grew by 15%, led by Group Marketplace, formerly Active Exchanges, and Benefits Outsourcing, formerly Technology and Administration Solutions. Growth in the Individual and Group Marketplaces was a result of the additional 2017 enrollments, and Benefit Outsourcing’s growth was a result of new client wins.
The following table sets forth the components of BDA revenues for the nine months ended September 30, 2017 and 2016, respectively, and the components of the change in commissions and fees for the nine months ended September 30, 2017 from the nine months ended September 30, 2016.

				Components of Revenue Change(i)
	Nine Months Ended September 30,		As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2017	2016
	($ in millions)
Commissions and fees	$536	$478	12%	—%	12%	—%	12%
Interest and other income	—	1
Total segment revenues	$536	$479
____________________

i.	Components of revenue change may not add due to rounding.
BDA total segment revenues for the nine months ended September 30, 2017 and 2016 were $536 million and $479 million, respectively. Individual Marketplace revenues increased by 10%, and the rest of the segment grew by 16%, led by Group Marketplace and Benefits Outsourcing.
BDA revenue growth is expected to slow to around 10% in 2017 due to the stabilization of the retiree enrollments. We continue to expect the Group Marketplace growth to be strong.
Costs of Providing Services
Total costs of providing services were $1.8 billion for the three months ended September 30, 2017, compared to $1.8 billion for the three months ended September 30, 2016, an increase of $35 million or 2%. Total costs of providing services were $5.5 billion for the nine months ended September 30, 2017, compared to $5.5 billion for the nine months ended September 30, 2016, a decrease of $1 million. See the analysis below for further information.
Salaries and benefits
Salaries and benefits for the three months ended September 30, 2017 were $1.1 billion, compared to $1.1 billion for the three months ended September 30, 2016, an increase of $26 million. This increase was a result of higher incentive accruals as compared to the prior year.
Salaries and benefits for the nine months ended September 30, 2017 were $3.5 billion, compared to $3.5 billion for the nine months ended September 30, 2016, a decrease of $35 million. Salaries and benefits costs decreased during the year-to-date periods due to savings associated with our integration and restructuring plans, stemming from reduced headcount and shifting work to lower-cost locations.

Salaries and benefits as a percentage of revenue decreased from 63% to 62% for the quarter and from 59% to 57% year-to-date.
Other operating expenses
Other operating expenses for the three months ended September 30, 2017 were $366 million, compared to $370 million for the three months ended September 30, 2016, a decrease of $4 million, or 1%. This $4 million decrease was due primarily to lower professional liability costs, partially offset by increased professional services expenses. As a result of this cost decrease, other operating expenses as a percentage of revenue decreased from 21% to 20%.
Other operating expenses for the nine months ended September 30, 2017 were $1.2 billion, compared to $1.2 billion for the nine months ended September 30, 2016, a decrease of $13 million, or 1%. This $13 million decrease was due primarily to the Stanford litigation provision of $50 million in the first half of 2016, partially offset by reserves for the CalPERS litigation and increases in other litigation reserves and professional services. Other operating expenses as a percentage of revenue decreased from 20% to 19%.
Depreciation
Depreciation for the three months ended September 30, 2017 was $54 million, compared to $45 million for the three months ended September 30, 2016, an increase of $9 million, or 20%. Depreciation for the nine months ended September 30, 2017 was $151 million, compared to $132 million for the nine months ended September 30, 2016, an increase of $19 million, or 14%. These increases were due primarily to a higher depreciable base of assets resulting from additional assets placed in service during 2016.
Amortization
Amortization for the three months ended September 30, 2017 was $141 million, compared to $157 million for the three months ended September 30, 2016, a decrease of $16 million, or 10%. Amortization for the nine months ended September 30, 2017 was $441 million, compared to $443 million for the nine months ended September 30, 2016, a decrease of $2 million. Our intangible amortization is more heavily weighted to the initial years of the useful lives of the related intangibles, and therefore amortization will decrease over time.
Restructuring costs
Restructuring costs for the three months ended September 30, 2017 were $31 million, compared to $49 million for the three months ended September 30, 2016, a decrease of $18 million, or 37%. Restructuring costs for the nine months ended September 30, 2017 were $85 million, compared to $115 million for the nine months ended September 30, 2016, a decrease of $30 million, or 26%.
These costs were incurred primarily in connection with the Operational Improvement Program, for which the Company expects to incur $130 million of restructuring costs during 2017, the final year of the program, bringing the cumulative restructuring charges for this program to approximately $440 million. Refer to Part 1, Item 1. Note 5 — Restructuring Costs for additional information regarding these costs.
Transaction and integration expenses
Transaction and integration expenses for the three months ended September 30, 2017 were $74 million, compared to $36 million for the three months ended September 30, 2016, an increase of $38 million, or 106%. Transaction and integration expenses for the nine months ended September 30, 2017 were $177 million, compared to $117 million for the nine months ended September 30, 2016, an increase of $60 million, or 51%. The increase in expenses primarily related to costs associated with the settlement of the Merger-related appraisal demand lawsuit (see Part I, Item 1. Note 12 - Commitments and Contingencies - Legal Proceedings for additional information), along with costs associated with our other integration activities.
Income from Operations
Income from operations for the three months ended September 30, 2017 was $41 million, compared to $1 million for the three months ended September 30, 2016, an increase of $40 million. This increase resulted from an increase to total revenue of $75 million, partially offset by increased costs of providing services of $35 million.
Income from operations for the nine months ended September 30, 2017 was $628 million, compared to $463 million for the nine months ended September 30, 2016, an increase of $165 million, or 36%. This increase resulted primarily from additional revenue of $164 million.

Interest Expense
Interest expense for the three months ended September 30, 2017 was $47 million, compared to $45 million for the three months ended September 30, 2016, an increase of $2 million, or 4%. Interest expense for the nine months ended September 30, 2017 was $139 million, compared to $138 million for the nine months ended September 30, 2016, an increase of $1 million, or 1%. The increase in interest expense resulted from additional levels of indebtedness.
Other Expense, Net
Other expense, net for the three months ended September 30, 2017 was $29 million, compared to $14 million for the three months ended September 30, 2016, an increase of $15 million. Other expense, net for the nine months ended September 30, 2017 was $79 million, compared to $26 million for the nine months ended September 30, 2016, an increase of $53 million. The additional expense in 2017 as compared to the prior year related to the impact of foreign exchange hedging contracts, unfavorable balance sheet remeasurement and further devaluation of the Venezuelan currency. Additionally, during the three months ended September 30, 2017, the Company recorded a loss of $10 million associated with the disposal of the Global Wealth Solutions business.
Provision for/(Benefit from) Income Taxes
Provision for/(benefit from) income taxes for the three months ended September 30, 2017 was a provision of $19 million, compared to an income tax benefit of $26 million for the three months ended September 30, 2016, an increase to income tax expense of $45 million. The effective tax rate was (53.0)% for the three months ended September 30, 2017, and 45.9% for the three months ended September 30, 2016. The (53.0)% effective tax rate for the three months ended September 30, 2017 was the result of a discrete income tax charge for an internal reorganization. Our effective tax rate is generally lower than the U.S. statutory rate of 35%. This is primarily due to our global mix of income, which results in deductions in jurisdictions with high statutory income tax rates.
Provision for income taxes for the nine months ended September 30, 2017 was $73 million, compared to $11 million for the nine months ended September 30, 2016, an increase of $62 million. The effective tax rate was 17.7% for the nine months ended September 30, 2017, and 3.5% for the nine months ended September 30, 2016. The increase in the effective tax rate for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was primarily due to a current year U.S. tax expense resulting from internal reorganizations for certain legacy Towers Watson businesses, compared with a prior year tax benefit resulting from an enacted statutory tax rate reduction in the U.K.
Net (Loss)/Income Attributable to Willis Towers Watson
Net loss attributable to Willis Towers Watson for the three months ended September 30, 2017 was $54 million, compared to $32 million for the three months ended September 30, 2016, a net loss increase of $22 million, or 69%. This additional loss resulted from increases in revenues for the quarter being more than offset by increases in the total costs of providing services, provision for income taxes, and other expenses, net.
Net income attributable to Willis Towers Watson for the nine months ended September 30, 2017 was $323 million, compared to $278 million for the nine months ended September 30, 2016, an increase of $45 million, or 16%. This $45 million increase resulted from additional income from operations of $165 million, partially offset by increases in provision for income taxes and other expenses, net.
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
Assets and liabilities associated with non-U.S. entities have been translated into U.S. dollars as of September 30, 2017 at U.S. dollar rates that fluctuate compared to historical periods. As a result, cash flows derived from changes in the condensed consolidated balance sheets include the impact of the change in foreign exchange translation rates.
Cash and Cash Equivalents
Our cash and cash equivalents at September 30, 2017 totaled $912 million, compared to $870 million at December 31, 2016. The increase in cash from December 31, 2016 to September 30, 2017 was due primarily to foreign currency translation, as cash flows from operating activities were offset by our investing and financing activities.
Additionally, at September 30, 2017, $329 million was available to draw against our $1.25 billion revolving credit facility as compared to $557 million, which was available to draw against our previous $800 million revolving credit facility at December 31, 2016.
Included within cash and cash equivalents at September 30, 2017 and December 31, 2016 are amounts held for regulatory capital adequacy requirements, including $89 million and $87 million, respectively, held within our regulated U.K. entities for regulatory capital adequacy requirements.
Summarized Condensed Consolidated Cash Flows
The following table presents the summarized consolidated cash flow information for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
	(in millions)
Net cash from/(used in):
Operating activities	$515	$621
Investing activities	(262)	283
Financing activities	(246)	(659)
INCREASE IN CASH AND CASH EQUIVALENTS	7	245
Effect of exchange rate changes on cash and cash equivalents	35	(10)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	870	532
CASH AND CASH EQUIVALENTS, END OF PERIOD	$912	$767
Cash Flows From Operating Activities
Cash flows from operating activities were $515 million for the nine months ended September 30, 2017, compared to cash flows from operating activities of $621 million for the nine months ended September 30, 2016. The $515 million net cash from operating activities for the nine months ended September 30, 2017 included net income of $339 million, adjusted for $579 million of non-cash adjustments, partially offset by changes in operating assets and liabilities of $403 million. The decrease in cash flows from operations in 2017 primarily resulted from changes in working capital and higher discretionary compensation payments made in 2017 for the 2016 compensation cycle. These discretionary compensation payments were lower in 2016 because they included only a partial payment to Legacy Towers Watson colleagues due to the timing of the Merger.
The $621 million of cash flows from operating activities for the nine months ended September 30, 2016 included net income of $290 million and $498 million of non-cash adjustments to reconcile net income to cash provided by operating activities, partially offset by changes in operating assets and liabilities of $167 million.
Cash Flows (Used In)/From Investing Activities
Cash flows used in investing activities for the nine months ended September 30, 2017 were $262 million, driven primarily by capital expenditures and capitalized software costs.
Cash flows from investing activities for the nine months ended September 30, 2016 were $283 million, driven primarily by $476 million of cash acquired as a result of the Merger, which was a non-cash transaction as it was consummated through the issuance of shares. Fixed asset purchases and capitalized costs of developing software for internal use totaled $215 million.
Cash Flows Used In Financing Activities
Cash flows used in financing activities for the nine months ended September 30, 2017 were $246 million. The significant financing activities included the payment of $177 million related to the cancellation of Towers Watson shares in connection with the settlement of the Merger-related appraisal demand lawsuit (consisting of the portion of the settlement equal to the value of consideration that would have been due to the shareholders at the closing of the Merger if they had exchanged their shares; see Part I, Item 1. Note 12 - Commitments and Contingencies - Legal Proceedings for additional information), share repurchases of $462 million and dividend payments of $209 million, which were partially offset by net borrowings of $634 million.
Cash flows used in financing activities for the nine months ended September 30, 2016 were $659 million, driven primarily by debt issuance of $2.0 billion, debt repayments of $1.9 billion, net payments on the revolving credit facility of $389 million, dividend payments of $133 million, and share repurchases of $222 million.
Indebtedness
Total debt, total equity, and the capitalization ratio at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
	($ in millions)
Long-term debt	$4,493	$3,357
Short-term debt and current portion of long-term debt	85	508
Total debt	$4,578	$3,865

Total Willis Towers Watson shareholders’ equity	$9,915	$10,065

Capitalization ratio	31.6%	27.7%
At September 30, 2017, our material mandatory debt repayments over the next twelve months include scheduled repayments of $85 million on our term loan maturing in 2019.
At September 30, 2017 and December 31, 2016, we were in compliance with all financial covenants.
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
At September 30, 2017 and December 31, 2016, we had fiduciary funds of $3.1 billion and $2.5 billion, respectively.
Share Repurchase Program
The Company is authorized to repurchase shares, by way of redemption, and will consider whether to do so from time to time, based on many factors, including market conditions. At September 30, 2017, approximately $671 million remained on the current repurchase authority. The maximum number of shares that could be repurchased based on the closing price of our ordinary shares on September 30, 2017 of $154.23 was 4,351,419.
During the three and nine months ended September 30, 2017, the Company had the following share repurchase activity:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Shares repurchased	1,116,645	3,354,482
Average price per share	$148.83	$137.72
Aggregate repurchase cost (excluding broker costs)	$166 million	$462 million
In addition to the shares reported in the table above, the Company canceled 1,415,199 Towers Watson common shares at issue in the settlement of the Merger-related appraisal demand lawsuit (see Part I, Item 1. Note 12 - Commitments and Contingencies - Legal Proceedings for additional information) and an equivalent number of ordinary shares represented in the Company’s issued and outstanding share count up until the settlement date. As a result, the litigation settlement and related share cancellation had a similar impact to a share repurchase in that it reduced the number of outstanding shares of the Company.  However, it did not impact the remaining authority under the share repurchase program.

Capital Commitments
Capital expenditures for fixed assets and software for internal use were $198 million during the nine months ended September 30, 2017. The Company estimates that there will be additional such expenditures of approximately $75 million during the remainder of 2017. We expect cash from operations to adequately provide for these cash needs. There have been no material changes to our capital commitments since December 31, 2016.
Dividends
Total cash dividends of $209 million were paid during the nine months ended September 30, 2017. In September 2017, the board of directors declared a quarterly cash dividend of $0.53 per share ($2.12 per share annualized rate), which was paid on October 16, 2017 to shareholders of record as of September 30, 2017.
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
Within these measures, we have adjusted for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. These items include the following:

•
Restructuring costs and transaction and integration expenses - Management believes it is appropriate to adjust for restructuring costs and transaction and integration expenses when they relate to a specific significant program with a defined set of activities and costs that are not expected to continue beyond a defined period of time, or one-time Merger-related transaction expenses. We believe the adjustment is necessary to present how the Company is performing, both now and in the future when these programs will have concluded.

•	Fair value adjustment to deferred revenue - Adjustment in 2016 to normalize for the deferred revenue written down as part of the purchase accounting for the Merger.

•	Gains and losses on disposals of operations - Adjustment to remove the gain or loss resulting from disposed operations.

•	Provision for Stanford litigation - The 2016 provision for the Stanford litigation matter, which we consider to be a non-ordinary course litigation matter.

•	Venezuelan currency devaluation - Foreign exchange losses incurred as a consequence of the Venezuelan government’s enforced changes to exchange rate mechanisms.

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

Reconciliations of total revenues to adjusted revenues for the three and nine months ended September 30, 2017 and 2016, and reconciliations of the reported changes to the constant currency and organic changes for the three and nine months ended September 30, 2017 are as follows:

				Components of Revenue Change(i)
	Three Months Ended September 30,		As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2017	2016
	($ in millions)
Total revenues	$1,852	$1,777	4%	1%	4%	—%	4%
____________________

i.	Components of revenue change may not add due to rounding.

				Components of Revenue Change
	Nine Months Ended September 30,		As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2017	2016
	($ in millions)
Total revenues	$6,124	$5,960	3%	(1)%	4%	—%	4%
Fair value adjustment for deferred revenue	—	58
Adjusted revenues	$6,124	$6,018	2%	(1)%	3%	—%	3%
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
Reconciliations of income from operations to adjusted operating income for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Income from operations	$41	$1	$628	$463
Adjusted for certain items:
Amortization	141	157	441	443
Restructuring costs	31	49	85	115
Transaction and integration expenses	74	36	177	117
Provision for the Stanford litigation	—	—	—	50
Fair value adjustment for deferred revenue	—	—	—	58
Adjusted operating income	$287	$243	$1,331	$1,246
Adjusted operating income increased for the three months ended September 30, 2017 to $287 million, compared to $243 million for the three months ended September 30, 2016, as a result of strong revenue growth during the quarter from increased client demand.
Adjusted operating income increased for the nine months ended September 30, 2017 to $1.3 billion from $1.2 billion for the prior year period, an increase of $85 million, or 7%. Income from operations increased by $165 million, largely due to additional client demand and lower salaries and benefits expense resulting from savings associated with our integration and restructuring plans, partially offset by an increase in depreciation expense due to a higher depreciable base of assets.

Adjusted EBITDA
We consider adjusted EBITDA to be an important financial measure, which is used internally to evaluate and assess our core operations, to benchmark our operating results against our competitors, and to evaluate and measure our performance-based compensation plans.
Adjusted EBITDA is defined as net income/(loss) adjusted for provision for income taxes, interest expense, depreciation and amortization, restructuring costs, transaction and integration expenses, the fair value adjustment for deferred revenue, (gain)/loss on disposal of operations and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results.
Reconciliations of net (loss)/income to adjusted EBITDA for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
NET (LOSS)/INCOME	$(54)	$(31)	$339	$290
Provision for/(benefit from) income taxes	19	(26)	73	11
Interest expense	47	45	139	138
Depreciation	54	45	151	132
Amortization	141	157	441	443
Restructuring costs	31	49	85	115
Transaction and integration expenses	74	36	177	117
Provision for the Stanford litigation	—	—	—	50
Fair value adjustment for deferred revenue	—	—	—	58
Loss/(gain) on disposal of operations	10	—	10	(2)
Venezuela currency devaluation	—	—	2	—
Adjusted EBITDA	$322	$275	$1,417	$1,352
Adjusted EBITDA for the three months ended September 30, 2017 was $322 million, compared to $275 million for the three months ended September 30, 2016. Revenue growth from increased client demand, driven by all segments, was partially offset by adverse foreign currency movements.
Adjusted EBITDA for the nine months ended September 30, 2017 and 2016 was $1.4 billion, an increase of $65 million, or 5%. The prior year included settlement income of £28 million ($41 million) related to the Fine Arts, Jewellery and Specie team.
Adjusted Net Income and Adjusted Diluted Earnings Per Share
Adjusted net income is defined as net income/(loss) attributable to Willis Towers Watson adjusted for amortization, restructuring costs, transaction and integration expenses, the fair value adjustment for deferred revenue, (gain)/loss on disposal of operations and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results and the related tax effect of those adjustments. This measure is used solely for the purpose of calculating adjusted diluted earnings per share.
Adjusted diluted earnings per share is defined as adjusted net income divided by the weighted average number of shares of common stock, diluted. Adjusted diluted earnings per share is used to internally evaluate and assess our core operations and to benchmark our operating results against our competitors.

Reconciliations of net loss attributable to Willis Towers Watson to adjusted diluted earnings per share for the three months ended September 30, 2017 and 2016, respectively, are as follows:

	Three Months Ended September 30,
	2017	2016
	($ in millions)
NET LOSS ATTRIBUTABLE TO WILLIS TOWERS WATSON	$(54)	$(32)
Adjusted for certain items:
Amortization	141	157
Restructuring costs	31	49
Transaction and integration expenses	74	36
Loss on disposal of operations	10	—
Tax effect on certain items listed above (i)	(74)	(67)
Tax effects of internal reorganization	22	—
Adjusted net income	$150	$143

Weighted average shares of common stock — diluted	134	138

Diluted loss per share	$(0.40)	$(0.23)
Adjusted for certain items:
Amortization	1.05	1.14
Restructuring costs	0.23	0.36
Transaction and integration expenses	0.55	0.26
Loss on disposal of operations	0.08	—
Tax effect on certain items listed above (i)	(0.55)	(0.49)
Tax effects of internal reorganization	0.16	—
Adjusted diluted earnings per share	$1.12	$1.04

__________________________

i.	The tax effect was calculated using an effective tax rate for each item.
Our adjusted diluted earnings per share increased for the three months ended September 30, 2017 as compared to the prior year primarily due to revenue growth from increased client demand.

Reconciliations of net income attributable to Willis Towers Watson to adjusted diluted earnings per share for the nine months ended September 30, 2017 and 2016, respectively, are as follows:

	Nine Months Ended September 30,
	2017	2016
	($ in millions)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$323	$278
Adjusted for certain items:
Amortization	441	443
Restructuring costs	85	115
Transaction and integration expenses	177	117
Provision for the Stanford litigation	—	50
Fair value adjustment for deferred revenue	—	58
Loss/(gain) on disposal of operations	10	(2)
Venezuela currency devaluation	2	—
Tax effect on certain items listed above (i)	(219)	(221)
Tax effects of internal reorganization	41	—
Adjusted net income	$860	$838

Weighted average shares of common stock — diluted	137	139

Diluted earnings per share	$2.36	$2.00
Adjusted for certain items:
Amortization	3.23	3.19
Restructuring costs	0.62	0.83
Transaction and integration expenses	1.30	0.84
Provision for the Stanford litigation	—	0.36
Fair value adjustment for deferred revenue	—	0.42
Loss/(gain) on disposal of operations	0.07	(0.02)
Venezuela currency devaluation	0.02	—
Tax effect on certain items listed above (i)	(1.60)	(1.59)
Tax effects of internal reorganization	0.30	—
Adjusted diluted earnings per share	$6.30	$6.03
__________________________

i.	The tax effect was calculated using an effective tax rate for each item.
As noted above, in analyzing both our adjusted operating income and adjusted EBITDA, the Company experienced additional client demand and lower salaries and benefits expense, partially offset by an increase in depreciation expense. Our adjusted diluted earnings per share benefited from this revenue growth.
Adjusted Income Before Taxes and Adjusted Income Taxes/Tax Rate
Adjusted income before taxes is defined as income from operations before income taxes and interest in earnings of associates adjusted for amortization, restructuring costs, transaction and integration expenses, the fair value adjustment for deferred revenue, (gain)/loss on disposal of operations and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results. Adjusted income before taxes is used solely for the purpose of calculating the adjusted income tax rate.
Adjusted income taxes/tax rate is defined as the provision for/(benefit from) income taxes adjusted for taxes on certain items of amortization, restructuring costs, transaction and integration expenses, the fair value adjustment for deferred revenue, (gain)/loss on disposal of operations, tax effects of internal reorganization and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results, divided by adjusted income before taxes. Adjusted income taxes is used solely for the purpose of calculating the adjusted income tax rate.
Management believes that the adjusted income tax rate presents a rate that is more closely aligned to the rate that we would incur if not for the reduction of pre-tax income for the adjusted items and the tax effects of our internal reorganization, which are not core to our current and future operations.
Reconciliations of income/(loss) from operations before income taxes and interest in earnings of associates to adjusted income before taxes and provision for/(benefit from) income taxes to adjusted income taxes for the three and nine months ended September 30, 2017 and 2016, respectively, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	($ in millions)
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	$(35)	$(58)	$410	$299
Adjusted for certain items:
Amortization	141	157	441	443
Restructuring costs	31	49	85	115
Transaction and integration expenses	74	36	177	117
Provision for the Stanford litigation	—	—	—	50
Fair value adjustment for deferred revenue	—	—	—	58
Loss/(gain) on disposal of operations	10	—	10	(2)
Venezuela currency devaluation	—	—	2	—
Adjusted income before taxes	$221	$184	$1,125	$1,080

Provision for/(benefit from) income taxes	$19	$(26)	$73	$11
Tax effect on certain items listed above(i)	74	67	219	221
Tax effects of internal reorganization	(22)	—	(41)	—
Adjusted income taxes	$71	$41	$251	$232

U.S. GAAP tax rate	(53.0)%	45.9%	17.7%	3.5%
Adjusted income tax rate	32.1%	22.2%	22.3%	21.4%
__________________________

i.	The tax effect was calculated using an effective tax rate for each item.
Our U.S. GAAP tax rate is generally lower than the U.S. statutory tax rate of 35%. This is primarily due to our global mix of income, which results in deductions in jurisdictions with high statutory income tax rates. Our U.S. GAAP tax rate was (53.0)% and 45.9% for the three months ended September 30, 2017 and 2016, respectively, and 17.7% and 3.5% for the nine months ended September 30, 2017 and 2016, respectively.
Our adjusted income tax rates were 32.1% and 22.2% for the three months ended September 30, 2017 and 2016, respectively, and 22.3% and 21.4% for the nine months ended September 30, 2017 and 2016, respectively. The increase in the adjusted tax rate for the three and nine months ended September 30, 2017 was primarily due to a prior year tax benefit resulting from an enacted statutory tax rate reduction in the U.K.
Free Cash Flow
Free cash flow is defined as cash flows from operating activities less cash used to purchase fixed assets and software for internal use and is used to evaluate our liquidity.

Reconciliations of cash flows from operating activities to free cash flow for the nine months ended September 30, 2017 and 2016 are as follows:

	Nine Months Ended September 30,
	2017	2016(i)
	(in millions)
Cash flows from operating activities	$515	$621
Less: Additions to fixed assets and software for internal use	(198)	(151)
Free cash flow	$317	$470
__________________________

i.
As a result of the adoption of ASU 2016-09, cash flows from operating activities for the nine months ended September 30, 2016 increased by $13 million, increasing free cash flow by the same amount. See Part I, Item 1. Note 2 - Basis of Presentation and Recent Accounting Pronouncements of this Form 10-Q report for a further discussion of this change.

The decrease in free cash flows in 2017 as compared to 2016 primarily resulted from higher capital expenditures, unfavorable changes in working capital and higher discretionary compensation payments made in 2017 for the 2016 compensation cycle. These discretionary compensation payments were lower in 2016 because they included only a partial payment to Legacy Towers Watson colleagues due to the timing of the Merger.
Critical Accounting Policies and Estimates
There were no material changes from the Critical Accounting Policies and Estimates disclosed in our 2016 Annual Report on Form 10-K, filed with the SEC on March 1, 2017.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have considered changes in our exposure to market risks during the nine months ended September 30, 2017 and have determined that there have been no material changes to our exposure to market risks from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2017, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (‘CEO’) and the Chief Financial Officer (‘CFO’), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined by Exchange Act Rule 13a-15(e). Based upon that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures are effective in ensuring that the information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the CEO and the CFO, as appropriate, to allow for timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the nine months ended September 30, 2017, we began to consolidate our legacy enterprise resource planning accounting systems in certain geographies. During this time, the Legacy Willis operations of our North American, U.K., Irish, Australian and New Zealand businesses were migrated to the Legacy Towers Watson global system. The U.K. and Irish businesses were migrated during the three months ended September 30, 2017 and such implementation changes were material. All other migrations noted above occurred during the two previous quarters of 2017. Transition to the global information system includes a significant effort in testing prior to system launch, training of colleagues who will be using the system, updating of our internal control process and procedures that will be impacted by the implementation and monitoring of the system's results. As a result of this implementation, our management has updated the system of internal controls over the impacted areas for adequacy of design and operating effectiveness. Subsequent geography deployments will be incorporated into existing controls.
There have been no other changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1. regarding our legal proceedings is incorporated by reference herein from Part I, Item 1. Note 12 — Commitments and Contingencies - Legal Proceedings of the notes to the condensed consolidated financial statements in this Form 10-Q for the quarter ended September 30, 2017.
ITEM 1A. RISK FACTORS
There are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 1, 2017. We urge you to read the risk factors contained in our Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the nine months ended September 30, 2017, no shares were issued by the Company without registration under the Securities Act of 1933, as amended.
(c) Issuer Purchases of Equity Securities
The Company is authorized to repurchase shares, by way of redemption, and will consider whether to do so from time to time, based on many factors, including market conditions.
The following table presents specified information about the Company’s repurchases of ordinary shares in the third quarter of 2017 and the Company’s repurchase authority.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2017 through July 31, 2017	407,175	$146.74	407,175	5,060,889
August 1, 2017 through August 31, 2017	403,880	$149.24	403,880	4,657,009
September 1, 2017 through September 30, 2017	305,590	$151.07	305,590	4,351,419
	1,116,645	$148.83	1,116,645
The maximum number of shares that may yet be purchased under the existing stock repurchase plan is 4,351,419. At September 30, 2017, approximately $671 million remained on the current open-ended repurchase authorities granted by the board. An estimate of the maximum number of shares under the existing authority was determined using the closing price of our ordinary shares on September 30, 2017 of $154.23.
In addition to the shares reported in the table above, the Company canceled 1,415,199 Towers Watson common shares at issue in the settlement of the Merger-related appraisal demand lawsuit (see Part I, Item 1. Note 12 - Commitments and Contingencies - Legal Proceedings for additional information) and an equivalent number of ordinary shares represented in the Company’s issued and outstanding share count up until the settlement date. As a result, the litigation settlement and related share cancellation had a similar impact to a share repurchase in that it reduced the number of outstanding shares of the Company.  However, it did not impact the remaining authority under the share repurchase program.
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
Gras Savoye, a non-U.S. affiliate of Willis Towers Watson, acts as a broker for the Iranian Embassy in Paris, placing health insurance for the diplomatic staff and handling the related claims administration. The policy was placed with GBG Insurance Limited on December 27, 2016 for the 2017 policy year. Premium payments are made quarterly, and a premium payment of

€61,848 was received by Gras Savoye for the third quarter on September 27, 2017 for the policy. Gras Savoye will retain a commission of €7,422 from this payment. Health benefits of approximately €78,719 were paid to beneficiaries during the third quarter of 2017. Gras Savoye will not renew this policy at the end of 2017.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
4.1
Eighth Supplemental Indenture, dated as of August 11, 2017, to the Indenture, dated as of July 1, 2005 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company on August 16, 2017).

4.2
Third Supplemental Indenture, dated as of August 11, 2017, to the Indenture, dated as of March 17, 2011 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed by the Company on August 16, 2017).

4.3
Fifth Supplemental Indenture, dated as of August 11, 2017, to the Indenture, dated as of August 15, 2013 (incorporated by reference to Exhibit 4.3 to the Form 8-K filed by the Company on August 16, 2017).

4.4
Second Supplemental Indenture, dated as of August 11, 2017, to the Indenture, dated as of May 16, 2017 (incorporated by reference to Exhibit 4.4 to the Form 8-K filed by the Company on August 16, 2017).

10.1	Offer Letter, dated August 17, 2017, from John J. Haley to Michael J. Burwell (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on August 21, 2017).†
10.2	Letter Agreement, dated September 18, 2017, by and between the Company and Roger F. Millay.†*
31.1	Certification of the Registrant’s Chief Executive Officer, John J. Haley, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*
31.2	Certification of the Registrant’s Chief Financial Officer, Michael J. Burwell, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*
32.1
Certification of the Registrant’s Chief Executive Officer, John J. Haley, and Chief Financial Officer, Michael J. Burwell, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

Willis Towers Watson Public Limited Company
(Registrant)

/s/ John J. Haley		November 6, 2017
Name:	John J. Haley	Date
Title:	Chief Executive Officer

/s/ Michael J. Burwell		November 6, 2017
Name:	Michael J. Burwell	Date
Title:	Chief Financial Officer

/s/ Susan D. Davies		November 6, 2017
Name:	Susan D. Davies	Date
Title:	Principal Accounting Officer and Controller