Form 10-K
period 2017-12-31
WILLIS TOWERS WATSON PLC
filed 2018-02-28
CIK 1140536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
(Do not check if a smaller reporting company)
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
The aggregate market value of the voting common equity held by non-affiliates of the Registrant, computed by reference to the last reported price at which the Registrant’s common equity was sold on June 30, 2017 (the last day of the Registrant’s most recently completed second quarter) was $18,544,137,403.
As of February 23, 2018, there were outstanding 132,216,177 ordinary shares, nominal value $0.000304635 per share, of the Registrant.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Part III will be incorporated by reference in accordance with Instruction G(3) to Form 10-K no later than 120 days after the end of the Company’s fiscal year.

WILLIS TOWERS WATSON
INDEX TO FORM 10-K
For the year ended December 31, 2017

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

Disclaimer Regarding Forward-looking Statements
We have included in this document ‘forward-looking statements’ within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, that address activities, events or developments that we expect or anticipate may occur in the future, including such things as our outlook, future capital expenditures, future share repurchases, growth in commissions and fees, the impact of changes to tax laws on our financial results, business strategies and planned acquisitions, competitive strengths, goals, the benefits of new initiatives, growth of our business and operations, plans and references to future successes, and the benefits of the Merger, including our future financial and operating results, plans, objectives, expectations and intentions are forward-looking statements. Also, when we use words such as ‘may,’ ‘will,’ ‘would,’ ‘anticipate,’ ‘believe,’ ‘estimate,’ ‘expect,’ ‘intend,’ ‘plan,’ ‘probably,’ or similar expressions, we are making forward-looking statements. Such statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. All forward-looking disclosure is speculative by its nature.
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

PART I.
ITEM 1. BUSINESS
The Company
Willis Towers Watson plc was formed upon completion of the Merger on January 4, 2016, pursuant to the Agreement and Plan of Merger dated June 29, 2015, as amended on November 19, 2015 (the ‘Merger Agreement’), between Legacy Willis, Legacy Towers Watson, and Citadel Merger Sub, Inc., a wholly-owned subsidiary of Willis formed for the purpose of facilitating this transaction (‘Merger Sub’). Pursuant to the Merger Agreement, Merger Sub merged with and into Towers Watson with Towers Watson continuing as the surviving corporation and a wholly-owned subsidiary of Willis.
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
We continue to integrate Willis and Towers Watson while creating a unified platform for global growth, including positioning the Company to leverage our mutual distribution strength to enhance market penetration, expand our global footprint and create a strong platform for further innovation. The Company provides a comprehensive offering of services and solutions to clients across four business segments: Human Capital and Benefits; Corporate Risk and Broking; Investment, Risk and Reinsurance; and Benefits Delivery and Administration, formerly Exchange Solutions.
Our clients operate on a global and local scale in a multitude of businesses and industries throughout the world and generally range in size from large, major multinational corporations to middle-market domestic and international companies. Our clients include many of the world’s leading corporations, including 90% or more of the Fortune Global 500 companies, the Fortune 1000, and the FTSE 100. We also advise substantially all of the world’s leading insurance companies. We work with major corporations, emerging growth companies, governmental agencies and not-for-profit institutions in a wide variety of industries, with many of our client relationships spanning decades. No one client accounted for a significant concentration of revenues in each of the years ended December 31, 2017, 2016 and 2015. We place insurance with approximately 2,500 insurance carriers, none of which individually accounted for a significant concentration of the total premiums we placed on behalf of our clients in 2017, 2016 or 2015.
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
General Information
Willis Towers Watson is a leading global advisory, broking and solutions company that helps clients around the world turn risk into a path for growth. Willis Towers Watson has more than 43,000 employees and services clients in more than 140 countries and territories. We design and deliver solutions that manage risk, optimize benefits, cultivate talent, and expand the power of capital to protect and strengthen institutions and individuals. We believe our unique perspective allows us to see the critical intersections between talent, assets and ideas - the dynamic formula that drives business performance.
We offer our clients a broad range of services to help them to identify and control their risks, and to enhance business performance by improving their ability to attract, retain and engage a talented workforce. Our risk control services range from strategic risk consulting (including providing actuarial analysis), to a variety of due diligence services, to the provision of practical on-site risk control services (such as health and safety or property loss control consulting), as well as analytical and advisory services (such as hazard modeling and reinsurance optimization studies). We assist clients in planning how to manage incidents or crises when they occur. These services include contingency planning, security audits and product tampering plans. We help our clients enhance their business performance by delivering consulting services, technology and solutions that help them anticipate, identify and capitalize on emerging opportunities in human capital management as well as offer investment advice to help them develop disciplined and efficient strategies to meet their investment goals.
As an insurance broker, we act as an intermediary between our clients and insurance carriers by advising our clients on their risk management requirements, helping them to determine the best means of managing risk and negotiating and placing insurance with insurance carriers through our global distribution network. We operate the largest private Medicare exchange in the United States (‘U.S.’). Through this exchange and those for active employees, we help our clients move to a more sustainable economic model by capping and controlling the costs associated with healthcare benefits.
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
Our colleagues serve a diverse base of clients ranging in size from large, major multinational corporations to middle-market companies in a variety of industries, public institutions, and individual clients. Many of our client relationships span decades. We work with established corporations, emerging growth companies, governmental agencies and not-for-profit institutions in a wide variety of industries.
We believe we are one of only a few global advisory, broking and solutions companies in the world possessing the global operating presence, broad product expertise and extensive distribution network necessary to effectively meet the global needs of many of our clients.
Below are our revenues and long-lived assets for Ireland, our country of domicile, countries with significant concentrations, and all other foreign countries for each of the years ended December 31, 2017, 2016 and 2015:

	Revenues			Long-Lived Assets (i)
	(in millions)			(in millions)
	2017	2016	2015	2017	2016	2015
Ireland	$107	$92	$64	$127	$114	$124

United States	3,821	3,395	1,597	9,988	11,400	1,759
United Kingdom	1,815	2,236	1,055	3,173	2,431	2,426
Rest of World	2,459	2,164	1,113	3,263	2,466	1,951
Total Foreign Countries	8,095	7,795	3,765	16,424	16,297	6,136
	$8,202	$7,887	$3,829	$16,551	$16,411	$6,260
____________________

(i)	Long-Lived Assets do not include deferred tax assets.

Business Strategy
Willis Towers Watson sees that a unified approach to people and risk can be a path to growth for our clients. Our integrated teams bring together our understanding of risk strategies and market analytics. This helps clients around the world to achieve their objectives.
We operate in attractive markets - both growing and mature - with a diversified platform across geographies, industries, segments and lines of business. We aim to become the premier advisory, broking and solutions company of choice. We design and deliver solutions that manage risk, optimize benefits, cultivate talent, and expand the power of capital to protect and strengthen institutions and individuals. We also help organizations improve performance through effective people, risk and financial management by focusing on providing human capital and financial consulting services.
 We believe we can achieve this by:

•
Delivering a powerful client proposition with an integrated global platform. Our combined offerings provide comprehensive advice, analytics, specialty capabilities and solutions covering benefits, benefits delivery solutions, brokerage and advisory, risk and capital management, and talent and rewards;

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
Through these strategies we aim to accelerate revenue, cash flow, earnings before interest, taxes, depreciation and amortization (‘EBITDA’), and earnings growth, and generate compelling returns for investors, by delivering tangible growth in revenues and capitalizing on the identified cost synergies.
Principal Services
In 2016, we began managing our business across four integrated reportable operating segments: Human Capital and Benefits; Corporate Risk and Broking; Investment, Risk and Reinsurance; and Benefits Delivery and Administration. Below are the percentages of revenues generated by each segment for each of the years ended December 31, 2017, 2016 and 2015:

	Year ended December 31,
	2017	2016 (i)	2015 (i)
Human Capital and Benefits	39%	40%	15%
Corporate Risk and Broking	33%	32%	61%
Investment, Risk and Reinsurance	19%	20%	24%
Benefits Delivery and Administration	9%	8%	—%
____________________

(i)
Beginning in 2017, we made certain changes that affect our segment results. These changes, which are detailed in the Current Report on Form 8-K filed with the SEC on April 7, 2017, include the realignment of certain businesses within our segments, as well as changes to certain allocation methodologies to better reflect the ongoing nature of our businesses. The prior period comparatives reflected in the tables above have been retrospectively adjusted to reflect our current segment presentation. See Note 4 — Segment Information within Item 8 in this Annual Report on Form 10-K for a further discussion of these changes. The recast figures do not include pro forma segment revenues from Legacy Towers Watson for 2015. For 2015 pro forma segment information, see our Form 8-K filed with the SEC on July 14, 2016.

The average number of employees by segment for the year ended December 31, 2017 is approximated below:

December 31, 2017
Human Capital and Benefits	12,800
Corporate Risk and Broking	14,600
Investment, Risk and Reinsurance	4,900
Benefits Delivery and Administration	3,200
Corporate and Other	7,900
Total Employees	43,400
Human Capital and Benefits
The Willis Towers Watson Human Capital & Benefits (‘HCB’) segment provides an array of advice, broking, solutions and software for employee benefit plans, the human resources (‘HR’) organization and the management teams of our clients.
HCB is the largest segment of the Company, generating approximately 39% of our segment revenues for the year ended December 31, 2017. Organized into four primary offerings - Retirement; Health & Benefits; Talent & Rewards; and Technology and Administration Solutions, the segment is focused on addressing our clients’ people and risk needs to help them take on the challenges of operating in a global marketplace.
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
Our retirement consulting relationships are generally long-term in nature, and client retention rates for this business are high. A significant portion of the revenues in this business is from recurring work, with multi-year contracts that are driven by the heavily regulated nature of employee benefit plans and our clients’ annual needs for these services. Revenues for the Retirement business are somewhat seasonal, as much of our work pertains to calendar-year plan administration and reporting and compliance related to the completion of pension plan valuations; thus, the first quarter of the fiscal year is typically Retirement’s strongest quarter. Major revenue growth drivers in this business include changes in regulations, capital market conditions, increased global demand and increased market share.
Health and Benefits — The Health & Benefits (‘H&B’) business provides plan management consulting, broking and administration across the full spectrum of health and group benefit programs, including medical, dental, disability, life and other coverage. Our H&B reach extends from small/mid-market clients to large market clients, across the full geographic footprint of the Company, and to most industries. We can address our clients’ insured needs in more than 140 countries.
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

Finally, H&B supports our Group Marketplace, our private health insurance exchange for active employees. This offering is integrated with our other health insurance exchange offerings covered by our Individual Marketplace, which are offered within the Benefits Delivery and Administration segment.
Talent & Rewards — Our Talent & Rewards (‘T&R’) business provides advice, data, software and products to address clients’ total rewards and talent issues. T&R has operations across the globe, including centralized software development and analytics teams that support the efficient delivery of services to clients.
Within our Rewards line of business, we address both executive compensation and broad-based rewards. We advise our clients’ management and boards of directors on all aspects of executive pay programs, including base pay, annual bonuses, long-term incentives, perquisites and other benefits. Our focus is on aligning pay plans with the organization’s business strategy and driving desired performance. Our solutions incorporate market benchmarking data and software to support compensation administration.
Our Talent line of business offers services focused on designing and implementing talent management programs and processes which help companies attract and deploy talent, engage them over time, manage their performance, develop their skills, provide them with relevant career paths, communicate with them and manage organizational change initiatives. Our solutions include employee insight and listening tools, talent assessment tools and services, and HR software to help companies administer and manage their talent management programs and analyze talent trends.
Revenues for the T&R business are partly seasonal in nature, with a meaningful amount of heightened activity in the second half of the calendar year during the annual compensation, benefits and survey cycles. While T&R enjoys long-term relationships with many clients, work in several practices is often project-based and can be sensitive to economic changes. The business benefits from regulatory changes affecting our clients that require strategic advice, program changes and communication such as CEO pay ratio disclosure in the U.S. and gender pay gap reporting in the United Kingdom (‘U.K.’) Additional areas of growth for T&R include evolving views on effective individual performance measurement and management, focus on workforce productivity improvements and labor cost reductions, globalization and digitization of the workforce, merger and acquisition (‘M&A’) activity, technology-enabled approaches for measuring and understanding workforce engagement, and the opportunity to leverage HR software to improve the design, management and implementation of HR processes and programs.
Technology and Administration Solutions — Our Technology and Administration Solutions (‘TAS’) business provides benefits outsourcing services to hundreds of clients across multiple industries. Our TAS team focuses on clients outside of the U.S. where our services are supported by high quality administration teams using robust technology platforms. We have high client retention rates, and we are the leading administrator among the 200 largest pension plans in the U.K., as well as a leader in Germany.
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
Corporate Risk and Broking
Our Corporate Risk & Broking (‘CRB’) segment provides a broad range of risk advice, insurance brokerage and consulting services to clients worldwide ranging from small businesses to multinational corporations. The segment delivers integrated global solutions tailored to client needs and underpinned by data and analytics.
CRB generated approximately 33% of Willis Towers Watson segment revenues for the year ended December 31, 2017, and places more than $20 billion of premium into the insurance markets, annually.
CRB operates as an integrated global team comprising both functional and geographic leadership. In addition there are three global offerings, which aim to leverage capabilities across geographies. In these operations, we have extensive specialized experience handling diverse lines of coverage, including complex insurance programs. A key objective is to assist clients in reducing their overall cost of risk.
Property and Casualty — Property and Casualty provides property and liability insurance brokerage services across a wide range of industries including construction, real estate, healthcare and natural resources. Our construction practice provides risk management advice and brokerage services for a wide range of international construction activities. Clients of the construction practice include contractors, project owners, project managers, consultants and financiers. Our natural resources practice encompasses the oil and gas, mining, power and utilities sectors; and provides services including property damage, offshore construction liability and other services to global clients. In addition, we also arrange insurance products and services for our affinity client partners to offer to their customers, employees or members alongside, or in addition to, their principal business offerings.
Financial Lines — Financial Lines specializes in brokerage services for financial, political and credit risks. Our clients include financial institutions, professional services firms and affinity groups from around the globe that require coverage for areas ranging from business risks, such as trade credit, directors and officers and medical malpractice, to external threats, such as cyber attacks, terrorism and creditor payment protection.
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
Facultative capabilities exist within each of the above offerings to serve as a broker or intermediary for insurance companies looking to arrange reinsurance solutions across various classes of risk. This allows our team of experts to deliver differentiated outcomes to their direct insureds, which in many situations are also clients of the wider Willis Towers Watson business. The facultative team also works closely with our treaty reinsurance business to structure reinsurance solutions that deliver capital and strategic benefits to insurance company clients.
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
This segment is our third largest segment and generated approximately 19% of segment revenues for the Company for the year ended December 31, 2017. With approximately 75% of the revenues for this segment split between North America and the U.K., this segment includes the following businesses and offerings:
Willis Re — Willis Re provides reinsurance industry clients with an understanding of how risk affects capital and financial performance and advises on the best ways to manage related outcomes. We operate this business on a global basis and provide a complete range of transactional capabilities, including, in conjunction with Willis Towers Watson Securities, a wide variety of capital markets-based products to both insurance and reinsurance companies. Our services are underpinned by modeling, financial analysis and risk management advice.
Insurance Consulting and Technology — Insurance Consulting and Technology, formerly Risk Consulting and Software, is a global business that provides advice and technology solutions to the insurance industry, as well as to corporate clients with respect to their insurance programs. We leverage our industry experience, strategic perspective and analytical skills to help clients measure and manage risk and capital, improve business performance and create a sustainable competitive advantage. Our services include software and technology, risk and capital management, products and pricing, financial and regulatory reporting, financial and capital modeling, M&A, outsourcing and business management.
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

Willis Towers Watson Securities — Formerly Capital Markets & Advisory, with offices in New York, London, Hong Kong and Sydney, provides investment banking services to companies involved in the insurance and reinsurance industries for a broad array of merger and acquisition transactions as well as capital markets products, including acting as underwriter for primary issuances, operating a secondary insurance-linked securities trading desk and engaging in strategic advisory work.
Max Matthiessen — Max Matthiessen is a leading advisor and broker within insurance, benefits, human resources and savings in the Nordic region. The business specializes in providing human capital and benefits administration together with providing market leading savings and insurance solutions.
Benefits Delivery and Administration
The Willis Towers Watson Benefits Delivery and Administration (‘BDA’, formerly Exchange Solutions) segment provides primary medical and ancillary benefit exchange and outsourcing services to active employees and retirees across both the group and individual markets. BDA services individual populations via its ‘group to individual’ technology platform, which tightly integrates patented call routing technology, an efficient quoting and enrollment engine, a Customer Relationship Management system and comprehensive insurance carrier connectivity. This segment also delivers group benefit exchanges and full outsourcing solutions serving the active employees of employers across the United States. BDA uses Software as a Service (‘SaaS’)-based technology and related services to deliver consumer-driven healthcare and reimbursement accounts, including health savings accounts, health reimbursement arrangements, flexible spending accounts and other consumer-directed accounts.
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
BDA generated approximately 9% of our segment revenues for the year ended December 31, 2017. BDA provides services across four integrated or related offerings, listed below, to customers primarily in the U.S.
Individual Marketplace (formerly Retiree & Access Exchanges) — This business provides solutions through a proprietary technology platform, OneExchange Retiree, which enables our employer clients to transition their retirees to individual, defined contribution health plans that provide individuals with a tax-free allowance or contribution to spend on healthcare services at an annual cost that the employer controls, as opposed to group-based, defined benefit health plans that provide groups of individuals with healthcare benefits at uncertain annual costs.
Group Marketplace (formerly Active Exchanges) — This business is focused on delivering group benefit exchanges, serving the active employees of employers across the United States. Using our proprietary BenefitConnect or Bright Choices exchange platforms, combined with our expertise in creating high-performing benefit plan designs, we believe we are well-positioned to help our clients simplify their benefits delivery, while lowering the total costs of benefits and related administration. We have relationships with more than 400 broker partners to access and service the small to mid-size group market and offer both fully-insured and self-insured exchanges to meet the needs of our employer clients.
Benefits Outsourcing (formerly Technology and Administration Solutions) — Through our proprietary BenefitConnect technology, this business provides a broad suite of health and welfare outsourcing services as well as decision support and modeling tools for pension users within the U.S. With our disciplined approach to customer service, we offer cost-effective, high-touch service to hundreds of clients across many industries.
Benefits Accounts (formerly Consumer-Directed Accounts) — This business uses its SaaS-based technology and related services to deliver consumer-driven healthcare and reimbursement accounts, including health savings accounts, health reimbursement arrangements and other consumer-directed accounts.
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
Our major competitors in the insurance consulting and software industry include Milliman, Oliver Wyman (a Marsh & McLennan company), the big four accounting firms and SunGard. Aon, Buck Consultants (a Conduent Company), Connextions (a United Healthcare company), Mercer (a Marsh & McLennan company), Automatic Data Processing and Fidelity are our primary competitors in the insurance exchange industry. With the implementation of the Patient Protection and Affordable Care Act, we also compete with the public exchanges currently run by the U.S. federal and state governments. We now compete with providers of account-based health plans and consumer-directed benefits such as WageWorks and HealthEquity.
The market for our services is subject to change as a result of economic, regulatory and legislative changes, technological developments, and increased competition from established and new competitors. Regulatory and legislative actions, along with continuously evolving technological developments, will likely have the greatest impact on the overall market for our exchange products. We believe the primary factors in selecting an HR consulting or risk management services firm include reputation; the ability to provide measurable increases to shareholder value and return on investment; global scale; quality of service; and the ability to tailor services to clients’ unique needs. With regard to the marketplace for individuals and active employee exchanges, we believe that clients base their decisions on a variety of factors that include the ability of the provider to deliver measurable cost savings for clients, a strong reputation for efficient execution, a provider’s capability in delivering a broad number of configurations to serve various population segments and financing options, and an innovative service delivery model and platform. For our traditional consulting and risk management services and the rapidly evolving exchange products, we believe we compete favorably with respect to these factors.
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

Our Willis Towers Watson Securities business operates through its wholly-owned subsidiary, Willis Securities, Inc., a U.S.-registered broker-dealer and member of FINRA/SIPC, primarily in connection with investment banking services and advising on alternative risk financing transactions.
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
European Union
In 2005, the European Union Insurance Mediation Directive introduced rules to enable insurance and reinsurance intermediaries to operate and provide services within each member state of the European Union (‘E.U.’) on a basis consistent with the E.U. single market and customer protection aims. Each E.U. member state in which we operate is required to ensure that the insurance and reinsurance intermediaries resident in their country are registered with a statutory body in that country and that each intermediary meets professional requirements in relation to their competence, good repute, professional indemnity cover and financial capacity. The E.U. has been in the process of updating the Insurance Mediation Directive. Various E.U. bodies have created a replacement to the Insurance Mediation Directive called the Insurance Distribution Directive. The current timetable would require all E.U. member states to make the Insurance Distribution Directive national law by July 1, 2018. The Insurance Distribution Directive is now proposed to become effective on October 1, 2018.
In addition, our Willis Towers Watson Securities business provides advice on securities or investments in the European Union and Australia through our U.K. wholly-owned subsidiary, Willis Towers Watson Securities Europe Limited, which is authorized and regulated by the FCA.
Willis Towers Watson is also subject to the new E.U. General Data Protection Regulation (‘GDPR’), which goes into effect in May 2018. The GDPR is a new, comprehensive regime that significantly increases our responsibilities when handling personal data, including, without limitation, requiring us to conduct privacy impact assessments, restricting the transmission of data and requiring public disclosure of significant data breaches.
Other
Our Willis Towers Watson Securities business, through an affiliate, Willis Towers Watson Securities (Hong Kong) Limited, is licensed to conduct certain securities-related activities, and is subject to regulation by the Hong Kong Securities and Futures Commission. Certain of our entities that undertake pension scheme management are subject to MiFID (Markets in Financial Instruments Directive) and MiFIR (the Markets in Financial Instruments Regulation). In addition, revisions to MiFID (‘MiFID II’) took effect in January 2018. These revisions are aimed at strengthening investor protection and improving the function of financial markets. MiFID II imposes a variety of new requirements that include, among others, rules relating to product governance and independent investment advice, responsibility of management bodies, inducements, information and reporting to clients, cross-selling, remuneration of staff, and best execution of trades for clients. Further, some of our entities are also authorized and regulated by certain financial services authorities in countries such as Sweden, Ireland, the Netherlands and the U.K.
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
Executive Officers of the Registrant
The executive officers of the Company as of February 28, 2018 were as follows:
Nicolas Aubert (age 52) - Mr. Aubert has served as the Head of Great Britain at Willis Towers Watson since January 4, 2016, and as the CEO of Willis Limited, the Company’s U.K. insurance and reinsurance broking subsidiary, since September 30, 2015. Prior to his appointment as the Head of Great Britain, Mr. Aubert served as CEO of Willis GB, the operating segment of Willis Group Holdings that included Willis’ London specialty businesses and facultative business, and the retail insurance business in Great Britain since January 2015. Since March 2016, Mr. Aubert has served as the Chairman of the London Market Group (LMG), a professional body representing the common interests of the London Insurance Market operators, Lloyd’s of London, IUA, LIIBA and LMA. Prior to joining Willis, Mr. Aubert served as the Chief Operating Officer of American International Group (AIG) in Europe, the Middle East and Africa, and formerly as the Managing Director of AIG in the U.K. After joining AIG in June 2002 to lead AIG France, Mr. Aubert served in various other senior management positions, including Managing Director of Southern Europe, where he oversaw operations in 12 countries, including Israel. Prior to AIG, Mr. Aubert worked in various leadership positions at ACE, CIGNA, GAN and started his career at GENERALI. He holds specialized Masters Degrees in Insurance Law (DESS Assurances) from Pantheon-Sorbonne University of Paris and from Institut des Assurances de Paris (Université Paris-Dauphine) and an M.B.A. from the French High Insurance Studies Center (CHEA).
Anne D. Bodnar (age 61) - Ms. Bodnar has served as the Chief Human Resources Officer at Willis Towers Watson since January 4, 2016. Previously, Ms. Bodnar served on Towers Watson’s Management Committee since January 2015, and as Towers Watson’s Chief Administrative Officer since January 1, 2010. Ms. Bodnar previously served as Managing Director of HR at Towers Perrin beginning in 2001. From 1995 to 2000, Ms. Bodnar led Towers Perrin’s recruiting and learning and development efforts. Prior to that, she was a strategy consultant in Towers Perrin’s Human Capital business. Earlier in her career, Ms. Bodnar held several operational and strategic planning roles at what is now JPMorgan Chase. Additionally, Ms. Bodnar published a chapter entitled “HR as a Strategic Partner” in Human Resources Leadership Strategies: Fifteen Ways to Enhance HR Value in Your Company. She was elected to the YWCA’s Academy of Women Achievers in 1999. Ms. Bodnar graduated cum laude and Phi Beta Kappa from Smith College and has an M.B.A. from Harvard Business School.
Michael J. Burwell (age 54) - Mr. Burwell has served as Chief Financial Officer of Willis Towers Watson since October 3, 2017. Before joining Willis Towers Watson, Mr. Burwell spent over 30 years at PricewaterhouseCoopers LLP (PwC), where he served in various senior leadership roles, including, most recently, as a Senior Partner driving Transformation activities with various clients across industries since 2016. Prior to that, Mr. Burwell served as Vice Chairman, Global and US Transformation Leader from 2012 to 2016, as Vice Chairman, US Operations Leader (COO) and Chief Financial Officer from 2007 to 2012, and as Leader of the Transaction Services practice from 2005 to 2007. During his initial time at PwC, Mr. Burwell served 11 years in the assurance practice working on numerous audit clients. He has a bachelor’s degree in business administration from Michigan State University and is a certified public accountant. In 2010, he was named Michigan State University’s Alumnus of the year.
Matthew S. Furman (age 48) - Mr. Furman has served as General Counsel at Willis Towers Watson since January 4, 2016. Previously, Mr. Furman served as Executive Vice President and Group General Counsel at Willis Group Holdings, where he was a member of the Operating Committee since April 2015. From 2007 until March 2015, Mr. Furman was Senior Vice President, Group General Counsel-Corporate and Governance, and Corporate Secretary for The Travelers Companies, Inc. From 2000 until 2007, Mr. Furman was an attorney at Goldman, Sachs & Co. in New York, where he was Vice President and Associate General Counsel in the finance and corporate legal group. Prior to that, he was in private practice, with almost six years’ experience at Simpson Thacher & Bartlett in New York. Mr. Furman also serves as a Director of the Legal Aid Society and a member of the U.S. Securities and Exchange Commission’s Investor Advisory Committee. He holds a bachelor’s degree from Brown University and a law degree from Harvard Law School.
Adam L. Garrard (age 52) - Mr. Garrard has served as Head of International at Willis Towers Watson since January 4, 2016. Previously, Mr. Garrard served as Chief Executive Officer for Willis Group Holdings in Asia since September 2012. Prior to that, Mr. Garrard served as Chief Executive Officer for Willis in Europe since January 2009, Chief Executive Officer for Willis in Australasia since May 2005 and Chief Executive Officer for Asia since January 2002. Mr. Garrard has resided in Singapore, Shanghai, Sydney and London while undertaking his Chief Executive Officer roles. After graduating from De Montfort University with a bachelor’s degree in Business Administration in 1992, Mr. Garrard joined SBJ Stephenson Insurance Brokers before joining Willis in 1994.

Julie J. Gebauer (age 56) - Ms. Gebauer has served as Head of Human Capital & Benefits at Willis Towers Watson since January 4, 2016. Previously, Ms. Gebauer served as Managing Director of Towers Watson’s Talent and Rewards business segment since January 1, 2010. Beginning in 2002, Ms. Gebauer served as a Managing Director of Towers Perrin and led Towers Perrin’s global Workforce Effectiveness Practice and the global Towers Perrin-International Survey Research Corporation line of business. Ms. Gebauer was a member of Towers Perrin’s Board of Directors from 2003 through 2006. She joined Towers Perrin in 1986 as a consultant and held several leadership positions at Towers Perrin, serving as the Managing Principal for the New York office from 1999 to 2001 and the U.S. East Region Leader for the Human Capital Group from 2002 to 2006. Ms. Gebauer is a Fellow of the Society of Actuaries. Ms. Gebauer graduated Phi Beta Kappa and with high distinction from the University of Nebraska-Lincoln with a bachelor’s degree in Mathematics, and was designated a Chancellor’s Scholar.
Joseph Gunn (age 47) - Mr. Gunn has served as the Head of North America at Willis Towers Watson since October 27, 2016.  Previously, Mr. Gunn served as the regional director for the Northeast region of Willis Towers Watson where he led the business in both Metro New York and New England since January 4, 2016. Prior to that, Mr. Gunn served as the National Partner for the Northeast Region at Willis North America since July 2009, and before that, as the Chief Growth Officer for Willis North America and regional executive officer for the South Central region of Willis North America since August 2006.  Before joining Willis in 2004, Mr. Gunn led the Marsh Client Development team for the North Texas operations and served as a senior relationship officer on several large accounts. Mr. Gunn serves as a member of the board of trustees of Big Brothers Big Sisters of New York.  He holds a bachelor’s degree in Political Science from Florida State University.
John J. Haley (age 68) - Mr. Haley has served as Chief Executive Officer and Director at Willis Towers Watson since January 4, 2016. Previously, Mr. Haley served as the Chief Executive Officer and Chairman of the Board of Directors of Towers Watson since January 1, 2010, and as President since October 3, 2011. Prior to that, Mr. Haley served as President and Chief Executive Officer of Watson Wyatt beginning on January 1, 1999, as Chairman of the Board of Watson Wyatt beginning in 1999 and as a director of Watson Wyatt beginning in 1992. Mr. Haley joined Watson Wyatt in 1977. Prior to becoming President and Chief Executive Officer of Watson Wyatt, he was the Global Director of the Benefits Group at Watson Wyatt. Mr. Haley is a Fellow of the Society of Actuaries, and a member of the American Academy of Actuaries and the Conference of Consulting Actuaries. He is also a co-author of Fundamentals of Private Pensions (University of Pennsylvania Press). Mr. Haley also serves on the board of MAXIMUS, Inc., a provider of health and human services program management, consulting services and system solutions, and previously served on the board of Hudson Global, Inc., an executive search, specialty staffing and related consulting services firm. He has an A.B. in Mathematics from Rutgers College and studied under a Fellowship at the Graduate School of Mathematics at Yale University.
Carl A. Hess (age 56) - Mr. Hess has served as the Head of Investment, Risk and Reinsurance since October 27, 2016.  Previously, Mr. Hess served as the Co-Head of North America at Willis Towers Watson since January 4, 2016. Prior to that, Mr. Hess served as Managing Director, The Americas of Towers Watson since February 1, 2014, and before that, he served as the Managing Director of Towers Watson’s Investment business since January 1, 2010. Before his service at Towers Watson, Mr. Hess worked in a variety of roles for over 20 years at Watson Wyatt, lastly as Global Practice Director of Watson Wyatt’s Investment business. Mr. Hess is a Fellow of the Society of Actuaries and the Conference of Consulting Actuaries, and a Chartered Enterprise Risk Analyst. He has a bachelor’s degree cum laude in Logic and Language from Yale University.
Todd Jones (age 53) - Mr. Jones has served as the Head of Corporate Risk and Broking since October 27, 2016. Previously, Mr. Jones served as the Co-Head of North America at Willis Towers Watson since January 4, 2016. Prior to that, Mr. Jones served as an executive officer and Chief Executive Officer of Willis North America since July 1, 2013. Mr. Jones joined Willis in 2003 as the North American Practice Leader for Willis’ Executive Risks Practice and served as the President of Willis North America from 2010 to 2013. Mr. Jones also served as a National Partner for the Northeast Region. Prior to joining Willis, Mr. Jones held various leadership roles in the insurance brokerage industry. Before entering the brokerage industry, he was a financial analyst and corporate banker for a regional bank that is now part of Wells Fargo. He holds a bachelor’s degree in Business from Wake Forest University and an M.B.A. from the Stern School of Business at New York University.
Paul G. Morris (age 53) - Mr. Morris has served as Head of Western Europe at Willis Towers Watson since January 4, 2016. Previously, Mr. Morris served as Managing Director for Towers Watson in Europe, the Middle East and Africa since September 1, 2011. Prior to that, Mr. Morris served as Director, Consulting Services, for Towers Watson beginning January 1, 2010. Mr. Morris served as a Managing Consultant of Watson Wyatt from 2005 until the consummation of the merger of Towers Perrin and Watson Wyatt. He joined The Wyatt Company in 1988. Following the establishment of the global Watson Wyatt Worldwide alliance in 1995, Mr. Morris served as a Senior Consultant of Watson Wyatt Partners from 1995 through 1999 and became a partner in 1999. Mr. Morris is a Fellow of the Society of Actuaries, a Member of the Institute of Actuaries, and has a bachelor’s degree in Applied Mathematics from Harvard College and an M.Sc. in Applied Mathematics from Harvard Graduate School of Arts and Sciences.

Anne Pullum (age 35) - Ms. Pullum has served as the Chief Administrative Officer and Head of Strategy and Innovation at Willis Towers Watson since October 27, 2016. Beginning on January 4, 2016, Ms. Pullum served as Willis Towers Watson’s Head of Strategy, where she has played a key role in determining the Company’s strategy and worked across all business segments and functional areas. Previously, Ms. Pullum served as the Head of Strategy for Willis Group since May 2014.  Before joining Willis, Ms. Pullum worked at McKinsey & Company, where she served financial services and natural resource clients since October 2010. Prior to that, Ms. Pullum conducted economic research at Greenspan Associates in Washington, D.C. and served as an analyst in the Goldman Sachs Equities Division in London. Ms. Pullum holds an M.B.A. from INSEAD and a bachelor’s degree in International Economics from Georgetown University’s School of Foreign Service.
David Shalders (age 51) - Mr. Shalders has served as Operations and Technology Director at Willis Towers Watson since January 4, 2016. Previously, Mr. Shalders served as an executive officer and Group Operations & Technology Director of Willis Group Holdings since November 4, 2013. Prior to joining Willis, Mr. Shalders spent over a decade in senior operations and IT roles at the Royal Bank of Scotland Group, most recently as Global COO for Global Banking and Markets. Mr. Shalders also held roles as Head of London & Asia Operations and Head of Derivative Operations for NatWest at RBS. Prior to RBS, Mr. Shalders held various IT and Operations leadership roles at Accenture, JP Morgan and SG Warburg. He has an M.A. in Geography from Cambridge University and an M.Sc. in Computer Science from The London School of Economics.
Gene H. Wickes (age 65) - Mr. Wickes has served as the Head of Benefits Delivery and Administration (formerly Exchange Solutions) at Willis Towers Watson since April 1, 2016. Prior to that, Mr. Wickes served as an Executive Sponsor of the combined Willis Towers Watson Merger integration team since January 4, 2016. Previously, he served as the Managing Director of the Benefits business segment of Towers Watson from January 1, 2010 until the closing of the Willis Towers Watson merger. Prior to that, he served as the Global Director of the Benefits Practice of Watson Wyatt beginning in 2005 and as a member of Watson Wyatt’s Board of Directors from 2002 to 2007. Mr. Wickes was Watson Wyatt’s Global Retirement Practice Director in 2004 and the U.S. West Division’s Retirement Practice Leader from 1997 to 2004. Mr. Wickes joined Watson Wyatt in 1996 as a senior consultant and consulting actuary. Prior to joining Watson Wyatt, he spent 18 years with Towers Perrin, where he assisted organizations with welfare, retirement, and executive benefit issues. Mr. Wickes is a Fellow of the Society of Actuaries and a member of the Conference of Consulting Actuaries, and has a B.S. in Mathematics and Economics, an M.S. in Mathematics and an M.S. in Economics, all from Brigham Young University.
Board of Directors
A list of the Board of Directors of the Company and their principal occupations is provided below:

John J. Haley	James F. McCann	Paul Thomas
Chief Executive Officer	Non-Executive Chairman of Willis Towers Watson, Executive Chairman of 1-800-Flowers.com	Former CEO of Reynolds Packaging Group

Anna C. Catalano	Brendan R. O’Neill	Wilhelm Zeller
Former Group Vice President, Marketing for BP plc	Former CEO of Imperial Chemical Industries PLC	Former CEO of Hannover Re Group

Victor F. Ganzi	Jaymin B. Patel
Former President & CEO of The Hearst Corporation	CEO of Brightstar Corp.

Wendy E. Lane	Linda D. Rabbitt
Chairman of Lane Holdings, Inc.	Founder, Chairman & CEO of rand* construction corporation
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

Strategic and Operational Risks
Our success largely depends on our ability to achieve our global business strategy, and our results of operations and financial condition could suffer if the Company were unable to successfully establish and execute on its strategy and generate anticipated revenue growth and cost savings and efficiencies.
Our future growth, profitability and cash flows largely depend upon our ability to successfully establish and execute our global business strategy. As discussed under Item 1., “Business - Business Strategy”, we seek to be an advisory, broking and solutions provider of choice through an integrated global platform. While we have confidence that our strategic plan reflects opportunities that are appropriate and achievable, there is a possibility that our strategy may not deliver projected long-term growth in revenue and profitability due to inadequate execution, incorrect assumptions, global or local economic conditions, competition, changes in the industries in which we operate, sub-optimal resource allocation or any of the other risks described in this “Risk Factors” section. In pursuit of our growth strategy, we may also invest significant time and resources into new product or service offerings, and there is the possibility that these offerings may fail to yield sufficient return to cover their investment. The failure to continually develop and execute optimally on our global business strategy could have a material adverse effect on our business, financial condition and results of operations.
Demand for our services could decrease for various reasons, including a general economic downturn, increased competition, or a decline in a client’s or an industry’s financial condition or prospects, all of which could materially adversely affect us.
We can give no assurance that the demand for our services will grow or be maintained, or that we will compete successfully with our existing competitors, new competitors or our clients’ internal capabilities. Client demand for our services may change based on the clients’ needs and financial conditions, among other factors.
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
In addition, competitors could develop competing technologies or product or service offerings that disrupt our industries. Any new technology or product or service offering (including insurance companies selling their products directly to consumers or other insureds) that reduces or eliminates the need for intermediaries in insurance or reinsurance sales transactions could have a material adverse effect on our business and results of operations. Further, the increasing willingness of clients to either self-insure or maintain a captive insurance company, and the development of capital markets-based solutions and other alternative capital sources for traditional insurance and reinsurance needs, could also materially adversely affect us and our results of operations.
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
We could be subject to claims and lawsuits arising from our work, which could materially adversely affect our reputation, business and financial condition.
We depend in large part on our relationships with clients and our reputation for high-quality services to secure future engagements. Clients that become dissatisfied with our services may terminate their business relationships with us, and clients and third parties that claim they suffered damages caused by our services may bring lawsuits against us. We are subject to various actual and potential claims, lawsuits, investigations and other proceedings relating principally to alleged errors and omissions in connection with the provision of our services or the placement of insurance and reinsurance in the ordinary course of business. We are also subject to actual and potential claims, lawsuits, investigations and proceedings outside of errors and omissions claims. See Note 13 - Commitments and Contingencies in Item 8 in this Annual Report on Form 10-K for examples of claims to which we are subject.
Because we often assist our clients with matters involving substantial amounts of money, including actuarial services, asset management and the placement of insurance coverage and the handling of related claims, errors and omissions claims against us may arise that allege our potential liability for all or part of the substantial amounts in question. The nature of our work, particularly our actuarial services, necessarily involves the use of assumptions and the preparation of estimates relating to future and contingent events, the actual outcome of which we cannot know in advance. Our actuarial and brokerage services also rely on substantial amounts of data provided by clients, the accuracy and quality of which we cannot ensure. In addition, we could make computational, software programming or data management errors in connection with the services we provide to clients.
Clients may seek to hold us responsible for alleged errors or omissions relating to any of the brokerage advice and services we provide, including when claims they submit to their insurance carriers are disputed or denied. Given that many of our clients have very high insurance policy limits to cover their risks, alleged errors and omissions claims against us arising from disputed or denied claims are often significant. Moreover, in various circumstances, our brokerage, investment and certain other types of business may not limit the maximum liability to which we may be exposed for claims involving alleged errors or omissions; and as such, we do not have limited liability for the work we provide to the associated clients.
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
Clients may seek to hold us responsible for the financial consequences of variances between assumptions and estimates and actual outcomes or for errors. For example, in the case of pension plan actuarial work, a client’s claims might focus on the client’s alleged reliance on actuarial assumptions that it believes were unreasonable and, based on such reliance, the client made benefit commitments that it may later claim are not affordable or funding decisions that result in plan underfunding if and when actual outcomes vary from actuarial assumptions.
We also continue to create new products and services and to grow the business of providing products and services to institutional investors, financial services companies and other clients. The risk of claims from these lines of business and related products and services may be greater than from our core products or services, and such claims may be for significant amounts.
We also provide advice on both asset allocation and selection of investment managers. Increasingly, for some clients, we are responsible for making decisions on both of these matters, or we may serve in a fiduciary capacity, either of which may increase liability exposure. In addition, the Company recently launched affiliated investment funds, with plans to launch additional funds over time. Given that our Investment business may recommend affiliated investment funds or affirmatively invest such clients’ assets in such funds under delegated authority, this may increase our liability exposure. We may also be liable for actions of managers or other service providers to the funds. Further, for certain clients, we are responsible for some portions of cash and investment management, including rebalancing of investment portfolios and guidance to third parties on the structure of derivatives and securities transactions. Asset classes may experience poor absolute performance, and investment managers may underperform their benchmarks; in both cases the investment return shortfall can be significant. Clients experiencing this underperformance, including from our affiliated investment funds, may assert claims against us, and such claims may be for significant amounts. In addition, our failure to properly execute our role can cause monetary damage to our clients or such third parties for which we might be found liable, and such claims may be for significant amounts. Our ability to contractually limit our potential liability may be limited in certain jurisdictions or markets or in connection with claims involving breaches of fiduciary duties or other alleged errors or omissions.
The ultimate outcome of all of the above matters cannot be ascertained and liabilities in indeterminate amounts may be imposed on us. It is thus possible that future results of operations or cash flows for any particular quarterly or annual period could be materially adversely affected by an unfavorable resolution of these matters. In addition, these matters continue to divert management and personnel resources away from operating our business. Even if we do not experience significant monetary costs, there may be adverse publicity associated with these matters that could result in reputational harm to the industries we operate in or to us in particular that may adversely affect our business, client or employee relationships. In addition, defending against these claims can involve potentially significant costs, including legal defense costs.
As a highly-regulated company, we are subject from time to time to inquiries or investigations by governmental agencies or regulators that could have a material adverse effect on our business or results of operations.
We have also been and may continue to be subject to inquiries and investigations by federal, state or other governmental agencies regarding aspects of our clients’ businesses or our own businesses, especially regulated businesses such as our insurance broker, securities broker-dealer and investment advisory services. Such inquiries or investigations may consume significant management time and result in regulatory sanctions, fines or other actions as well as significant legal fees, which could have a material adverse impact on our business, results of operations and liquidity.
Examples of these inquiries or investigations are set forth in more detail in Note 13 - Commitments and Contingencies in Item 8 in this Annual Report on Form 10-K. These include:

•
The European Commission’s civil investigation proceedings in respect of an alleged exchange of commercially sensitive information among competitors in aerospace insurance and reinsurance broking in the European Economic Area.

•
The U.K. anti-trust regulator (the Competition and Markets Authority) market study in respect of competition in the investment consulting business in the U.K. (the ‘CMA Investment Consultancy Market Investigation’).

•
The FCA’s market study to assess whether competition is working in the wholesale insurance broking sector in the U.K. (the ‘FCA Wholesale Market Study’). The FCA Wholesale Market Study is examining, among other things: the market power of individual brokerage firms and whether concentrated power is harming competition; conflicts of interest including in the areas of placement selection, use of facilities and in-house underwriting; and whether broker conduct might dampen competition.

All of these items reflect an increased focus by regulators (both in the U.K. and elsewhere) on various aspects of the operations and affairs of our regulated businesses. We are unable to predict the outcome of these inquiries or investigations. Any proposed changes that result from these investigations and inquiries, or any other investigations, inquiries or regulatory developments, or any potential fines or enforcement action, could materially adversely affect our business and our results of operations.
Allegations of conflicts of interest, including in connection with accepting market derived income (‘MDI’), may have a material adverse effect on our business, financial condition, results of operation or reputation.
We could suffer significant financial or reputational harm if we fail to properly identify and manage potential conflicts of interest. Conflicts of interest exist or could exist any time the Company or any of its employees has or may have an interest in a transaction or engagement that is inconsistent with our clients’ interests. This could occur, for example, when the Company is providing services to multiple parties in connection with a transaction. In addition, as we provide more solutions-based services, there is greater potential for conflicts with advisory services. Managing conflicts of interest is an important issue for the Company, but can be a challenge for a large and complex company such as ours. Due to the broad scope of our businesses and our client base, we regularly address potential conflicts of interest, including, without limitation, situations where our services to a particular client or our own investments or other interests conflict, or are perceived to conflict, with the interests of another client. If these are not carefully managed, this then could lead to failure or perceived failure to protect the client’s interests, with attendant regulatory and reputational risks that could materially adversely affect us and our operations. There is no guarantee that all potential conflicts of interest will be identified, and undetected conflicts may result in damage to our professional reputation and result in legal liability which may have a material adverse effect on our business. Identifying conflicts of interest may also prove particularly difficult in the near-term while we continue to bring together and integrate Legacy Willis, Legacy Towers Watson and Gras Savoye. In addition, we may encounter more conflicts of interest than anticipated in connection with the Merger or the Gras Savoye acquisition and we may not be able to adequately address such conflicts of interest.
In addition, insurance intermediaries have traditionally been remunerated by base commissions paid by insurance carriers in respect of placements we make for clients, or by fees paid by clients. Intermediaries also obtain other revenue from insurance carriers. This revenue, when derived from carriers in their capacity as insurance markets (as opposed to as corporate clients of the intermediaries where they may be purchasing insurance or reinsurance or other non-market related services), is commonly known as market derived income or ‘MDI’. MDI is another example of an area in which allegations of conflicts of interest may arise. MDI takes a variety of forms, including volume- or profit-based contingent commissions, facilities administration charges, business development agreements, and fees for providing certain data to carriers.
MDI creates various risks. Intermediaries in many markets have a duty to act in the best interests of their clients and payments from carriers can incentivize intermediaries to put carriers’ or their own interests ahead of their clients. Accordingly, MDI may be subject to scrutiny by various regulators under conflict of interest, anti-trust, unfair competition, and anti-bribery laws and regulations. While accepting MDI is a lawful and acceptable business practice, and while we have established systems and controls to manage these risks, we cannot predict whether our position will result in regulatory or other scrutiny and our controls may not be effective.
In addition, the Company recently launched affiliated investment funds, with plans to launch additional funds over time. Given that our Investment business may recommend affiliated investment funds or affirmatively invest such clients’ assets in such funds under delegated authority, there may be a perceived conflict of interest. While the Company has processes, procedures and controls in place intended to mitigate potential conflicts, such perception could cause regulatory inquiries, or could impact client demand and the business’ financial performance, and our controls may not be effective. In addition, underperformance by our affiliated investment funds could lead to lawsuits by clients that were invested in such funds.
Separately, the CMA Investment Consultancy Market Investigation and the FCA Wholesale Market Study are also both expected to examine various potential conflicts of interest in the investment consultancy and the wholesale insurance brokerage industries, respectively. There can be no assurances as to the outcome of these market investigations and market studies, and the CMA or FCA may recommend or require significant changes in these industries or impose firm-specific remedies.
The failure or perceived failure to adequately address conflicts of interest could affect the willingness of clients to deal with us, or give rise to litigation or enforcement actions. Conflicts of interest may also arise in the future that could cause material harm to us.
Damage to our reputation, including due to failure of third-parties on whom we rely to perform services, could damage our businesses.
Maintaining a positive reputation is critical to our ability to attract and maintain relationships with clients and colleagues. Damage to our reputation could therefore cause significant harm to our business and prospects. Harm to our reputation can arise from numerous sources, including, among others, employee misconduct, litigation or regulatory action, failure to deliver minimum standards of service and quality, compliance failures, allegations of conflicts of interest and unethical behavior. Negative publicity, whether or not true, may also result in harm to our prospects. In addition, the failure to deliver satisfactory service and quality in one line of business could cause clients to terminate the services we provide to that client in many other lines of business. This risk has increased as the Company has become larger and more complex.
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
Since the Merger was consummated in January 2016, we have endeavored to integrate the legacy Towers Watson, legacy Willis and legacy Gras Savoye businesses. However, our ability to realize the anticipated benefits of the Merger and related actions occurring around the time of the Merger depends, to a large extent, on our ability to complete such integration. The combination of independent businesses is a complex, costly and time-consuming process requiring significant management attention. The remaining integration process could disrupt the businesses and, if implemented ineffectively, could restrict the realization of the full expected benefits. In addition, the overall integration may result in material unanticipated costs or other problems, expenses, liabilities, loss of client relationships or revenue, and diversion of management’s attention. The failure to meet the challenges involved in completing the integration of the businesses and to realize the anticipated benefits of the transactions could cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations. Further, even if our operations are integrated successfully, the full benefits of the transactions, including the synergies, cost savings or sales or growth opportunities that are expected, may not be achieved within the anticipated time frame, or at all. All of these factors could cause dilution to our earnings per share, decrease or delay the expected benefits of the Merger or the related actions and negatively impact the price of our ordinary shares.
The loss of key colleagues could damage or result in the loss of client relationships and could result in such colleagues competing against us.
Our success depends on our ability to attract, retain and motivate qualified personnel, including key managers and colleagues. In addition, our success largely depends upon our colleagues’ abilities to generate business and provide quality services. In particular, our colleagues’ business relationships with our clients are a critical element of obtaining and maintaining client engagements. Labor markets have become more competitive globally as the economic outlook in many countries has improved, and we have experienced intense competition for certain types of colleagues. In the past, as a result of the Merger and otherwise, we have lost colleagues who manage substantial client relationships or possess substantial experience or expertise; if we lose additional colleagues such as those, it could result in such colleagues competing against us and could materially adversely affect our ability to secure and complete engagements, which would materially adversely affect our results of operations and prospects.
Our ability to successfully manage ongoing organizational changes could impact our business results.
We have recently undergone several significant business and organizational changes, including the Merger, the acquisitions of Gras Savoye and Miller Insurance Services, LLP, and our Business Restructuring Program and multi-year operational improvement program. There are also a number of other initiatives planned or ongoing to transform our processes and gain efficiencies. In connection with these changes, we are managing a number of large-scale and complex projects. While we have concluded that each of these large, complex projects is necessary or desirable to the execution of the Company’s business strategy, we cannot guarantee that the collective effect of all of these projects will not adversely impact our business or results of operations. Effectively managing these organizational changes is critical to retaining talent, servicing clients and our business success overall. The failure to effectively manage such risks could adversely impact our resources or business or financial results.
Data security breaches or improper disclosure of confidential company or personal data could result in material financial loss, regulatory actions, reputational harm or legal liability.
We depend on information technology networks and systems to process, transmit and store electronic information and to communicate among our locations around the world and with our alliance partners, insurance carriers/markets and clients. Additionally, one of our significant responsibilities is to maintain the security and privacy of our clients’ confidential and proprietary information and the personal data of their customers and/or employees. Our information systems, and those of our third-party service providers and vendors, are vulnerable to an increasing threat of continually evolving cybersecurity risks. Computer viruses, hackers and other external hazards, as well as improper or inadvertent staff behavior, could expose confidential company and personal data systems and information to security breaches.
Many of the software applications that we use in our business are licensed from, and supported, upgraded and maintained by, third-party vendors. Our third-party applications include enterprise cloud storage and cloud computing application services provided and maintained by third-party vendors. These third-party applications store confidential and proprietary data of both the Company and our clients. We have processes designed to require third-party IT outsourcing, offsite storage and other vendors to agree to maintain certain standards with respect to the storage, protection and transfer of confidential, personal and proprietary information. However, we remain at risk of a data breach due to the intentional or unintentional non-compliance by a vendor’s employee or agent, the breakdown of a vendor’s data protection processes, or a cyber-attack on a vendor’s information systems. Further, the potential impact of a data breach of our third-party vendors’ systems increases as we move more of our and our clients’ data into our vendors’ cloud storage, we engage in IT outsourcing or we consolidate the group of third-party vendors that provide cloud storage or other IT services for the Company.
We have experienced a number of data incidents, resulting from human error or malfeasance, as well as attempts at unauthorized access to our information technology networks and systems, or our information through fraud or other means of deceiving our colleagues, third-party service providers and vendors, none of which to our knowledge have been material to our business or our clients. Over time, the sophistication of the attacks against us has increased. We maintain policies, procedures and technological safeguards designed to protect the security and privacy of this information. However, we cannot entirely eliminate the risk of data security breaches, improper access to or disclosure of confidential company or personally identifiable information. Our technology may fail to adequately secure the private information we hold and protect it from theft, computer viruses, hackers or inadvertent loss.
If any person, including any of our colleagues, fails to comply with, disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, fines or criminal prosecution. Unauthorized disclosure of sensitive or confidential client or employee data, whether through systems failure, accident, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems or those we develop for our clients, whether by our colleagues or third parties, could result in significant additional expenses (including expenses relating to notification of data security breaches and costs of credit monitoring services), negative publicity, legal liability and damage to our reputation, as well as require substantial resources and effort of management, thereby diverting management’s focus and resources from business operations. In addition, our failure to adhere to or successfully implement processes in response to changing customer expectations and legal or regulatory requirements in this area, including changing legal or regulatory requirements that may be developed or revised due to the U.K.’s exit from the E.U. (‘Brexit’), could result in legal liability or impairment to our reputation or business.
The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are also constantly changing and evolving; continue to become more sophisticated and complex; and may be difficult to anticipate or detect. For example, the Cyber Division of the U.S. Federal Bureau of Investigation (‘FBI’) has noted that cyber criminals have targeted, and may increasingly target, assets held in Health Savings Accounts and Reimbursement Accounts to fraudulently acquire the assets held in those accounts. Assets held in Health Savings Accounts are expected to grow substantially over the next few years. Given the Company’s move toward managing more of these assets ourselves as a Non-Bank Custodian in connection with our Benefits Delivery and Administration Businesses, our reputation could be harmed and our business and results of operations could be materially adversely affected if we are the target of such fraud and it goes undetected for any period of time.
We have implemented and regularly review and update processes and procedures to protect against fraud or unauthorized access to or use of secured data and to prevent data loss. The ever-evolving threats mean we and our third-party service providers and vendors must continually evaluate, adapt, enhance and otherwise improve our respective systems and processes, and there is no guarantee that they will be adequate to safeguard against all fraud, data security breaches or misuses of data. Any future significant compromise or breach of our data security or fraud, whether external or internal, or misuse of client, colleague, supplier or company data, could result in additional significant costs, lost revenue opportunities, fines, lawsuits, and damage to our reputation.
We are subject to numerous U.S. and foreign jurisdiction laws and regulations designed to protect this information, such as the European Union Directive on Data Protection (and the General Data Protection Regulation (‘GDPR’) once it supersedes the Directive on Data Protection in May 2018), regulations from other countries that prohibit the transmission of data outside of such country’s borders and various U.S. federal and state laws governing the protection of health or other individually identifiable information. GDPR significantly increases our responsibilities when handling personal data, including, without limitation, requiring us to conduct privacy impact assessments, restricting the transmission of data and requiring public disclosure of significant data breaches. Laws and regulations in this area are evolving and generally becoming more stringent. For example, the New York State Department of Financial Services has issued cybersecurity regulations that outline a variety of required security measures for protection of data. Further, a U.K. exit from the E.U. will increase uncertainty regarding applicable laws and regulations pending more clarity on the terms of that exit. All of these evolving laws and regulations may restrict the manner in which we provide services to our clients, increase the risk of non-compliance and impose significant costs that are likely to increase over time, all of which could have a material adverse effect on our business and results of operations.
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
A disaster on a significant scale or affecting certain of our key operating areas within or across regions, or our inability to successfully recover should we experience a disaster or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm, damaged client relationships or legal liability, particularly if any of these problems occur during peak times.
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
In addition, many of the software applications that we use in our business are licensed from, and supported, upgraded and maintained by, third-party vendors. Our third-party applications include enterprise cloud storage and cloud computing application services provided and maintained by third-party vendors. These third-party applications store confidential and proprietary data of both the Company and our clients. A suspension or termination of certain of these licenses or the related support, upgrades and maintenance could cause temporary system delays or interruption that could adversely impact our business.
If the data we rely on to run our business were found to be inaccurate or unreliable or if we fail to maintain effective and efficient systems (including through a telecommunications failure, failure to replace or update redundant or obsolete computer hardware, applications or software systems, or the loss of skilled people with the knowledge needed to operate older systems, or if we experience other disruptions), this could result in material financial loss, regulatory action, reputational harm or legal liability.
In conducting our businesses around the world, we are subject to political, economic, legal, regulatory, cultural, market, operational and other risks that are inherent in operating in many countries.
In conducting our businesses and maintaining and supporting our global operations, we are subject to political, economic, legal, regulatory, market, operational and other risks. Our businesses and operations continue to expand into new regions throughout the world, including emerging markets. The possible effects of economic and financial disruptions throughout the world could have an adverse impact on our businesses and financial results. These risks include:

•	the general economic and political conditions in foreign countries;

•	the imposition of controls or limitations on the conversion of foreign currencies or remittance of dividends and other payments by foreign subsidiaries;

•	the imposition of sanctions by both the U.S. and foreign governments;

•	the imposition of withholding and other taxes on remittances and other payments from subsidiaries;

•	the imposition or increase of investment and other restrictions by foreign governments;

•	fluctuations in currency exchange rates or our tax rate;

•	difficulties in controlling operations and monitoring employees in geographically dispersed and culturally diverse locations; and

•
the practical challenge and costs of complying, or monitoring compliance, with a wide variety of foreign laws (some of which are evolving or are not as well-developed as the laws of the U.S. or U.K. or which may conflict with U.S. or other sources of law), and regulations applicable to insurance brokers and other business operations abroad (in more than 140 countries and territories including many countries in Africa), including laws, rules and regulations relating to the conduct of business, trade sanction laws administered by the U.S. Office of Foreign Assets Control, the E.U., the U.K. and the United Nations (‘U.N.’), and the requirements of the U.S. Foreign Corrupt Practices Act as well as other anti-bribery and corruption rules and requirements in all of the countries in which we operate.

Our business will be negatively affected if we are not able to anticipate and keep pace with rapid changes in government laws or regulations, or if government laws or regulations decrease the need for our services or increase our costs.
A material portion of our revenues are affected by statutory or regulatory changes. An example of a statutory or regulatory change that could materially impact us is any change to Healthcare Reform in the U.S. The new administration and certain key members of Congress have expressed a desire to replace or amend all or a portion of the Patient Protection and Affordable Care Act (‘PPACA’), and the Healthcare and Education Reconciliation Act of 2010, (‘HCERA’), which we refer to collectively as ‘Healthcare Reform’. While the U.S. Congress has not passed legislation replacing or significantly amending Healthcare Reform (other than changes to the individual mandate), such legislation, or another version of Healthcare Reform, could be implemented in the future. If we are unable to adapt our services to potential new laws and regulations with respect to Healthcare Reform or otherwise, our ability to provide effective services in these areas may be substantially impacted. In addition, more restrictive rules or interpretations of the Centers for Medicare and Medicaid Services marketing rules, or judicial decisions that restrict or otherwise change existing provisions of U.S. healthcare regulation, could have a material adverse impact on our Benefits Delivery and Administration business.
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
Changes in government and accounting regulations in the U.S. and the U.K., two of our principal geographic markets, affecting the value, use or delivery of benefits and human capital programs may materially adversely affect the demand for, or the profitability of, various of our services. In addition, we have significant operations throughout the world, which further subject us to applicable laws and regulations of countries outside the U.S. and the U.K. Changes in legislation or regulations and actions by regulators in particular countries, including changes in administration and enforcement policies, could require operational improvements or modifications, which may result in higher costs or hinder our ability to operate our business in those countries.
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

The decision by the United Kingdom to leave the European Union, and the risk that other countries may follow, could adversely affect us.
In 2017, approximately 22% of our revenues are generated in the U.K., although only about 13% of revenues are denominated in Pounds sterling as much of the insurance business is transacted in U.S. dollars. Approximately 19% of our expenses are denominated in Pounds sterling. Given the status of Brexit, at this time, we are not able to predict the impact that it will have on the economy; economic, regulatory and political stability; and market conditions in Europe, including in the U.K., or on Pound sterling, Euro or other European currencies, but any such impacts and others we cannot currently anticipate could materially adversely affect us and our operations. Among other things, we could experience: lower growth in the region due to indecision as businesses hold off on generating new projects or due to adverse market conditions; and reduced reported revenues and earnings because foreign currencies may translate into fewer U.S. dollars due to the fact that we translate revenue denominated in non-U.S. currencies such as Pounds sterling into U.S. dollars for our financial statements. In addition, there can be no assurance that our hedging strategies will be effective.
The British government began negotiating the terms of the U.K.'s future relationship with the E.U. in 2017. While certain separation issues have been resolved, there is still significant uncertainty with respect to the terms of the future relationship between the E.U. and the U.K. Although we cannot anticipate what those terms will be, the Company is heavily invested in and focused on the U.K. in our businesses and activities. If Brexit negatively impacts the U.K., then it could have a material adverse impact on us. In addition, Brexit may result in greater restrictions on business between the U.K. and E.U. countries and increased regulatory complexities. This and other factors could cause us to move businesses or operations outside of the U.K. There is also uncertainty as to how the U.K.'s access to the E.U. Single Market and the wider trading, legal, regulatory, tax and labor environments, especially in the U.K. and E.U., will be impacted, including the resulting impact on our business and that of our clients. Any such changes may adversely affect our operations and financial results. For example, any changes to the passporting or other regulations relating to doing business in various E.U. countries by relying on a regulatory permission in the U.K. (or doing business in the U.K. by relying on a regulatory permission in an E.U. country) could increase our costs of doing business, or our ability to do so. As another example, changes in labor laws may impact the ability to hire and retain non-U.K. staff in the U.K. or U.K. staff in the E.U. In addition, the outcome of the referendum has created uncertainty with regard to the regulation of data protection in the U.K. Among other things, it is unclear whether the U.K. will enact legislation similar to the pending European General Data Protection Regulation after Brexit, and how data transfers to and from the U.K. will be regulated. A change in such regulations, or other regulations, could increase our costs of doing business, or in some cases our ability to do business, and adversely impact our operations and financial results.
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
Our business may be harmed by any negative developments that may occur in the insurance industry or if we fail to maintain good relationships with insurance carriers.
Many of our businesses are heavily dependent on the insurance industry. Any negative developments that occur in the insurance industry may have a material adverse effect on our business and our results of operations. In addition, if we fail to maintain good relationships with insurance carriers, it may have a material adverse effect on our business and results of operations.
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
Changes and developments in the health insurance system in the United States could harm our business.
In 2010, the Federal government enacted significant reforms to healthcare legislation through Healthcare Reform. Many of our lines of business depend upon the private sector of the U.S. insurance system, its role in financing health care delivery, and insurance carriers’ use of, and payment of commissions to, agents, brokers and other organizations to market and sell individual and family health insurance plans. Healthcare Reform contains provisions that have changed and will continue to change the industry in which we operate in substantial ways.
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
Any of these effects could materially harm our business and results of operations. For example, the manner in which the Federal government and the states implement health insurance exchanges and the process for receiving subsidies and cost-sharing credits could substantially increase our competition and member turnover and substantially reduce the number of individuals who purchase insurance through us. Various aspects of Healthcare Reform could cause insurance carriers to limit the types of health insurance plans we are able to sell and the geographies in which we are able to sell them. In addition, the U.S. Congress may seek to find spending cuts, and such cuts may include Medicare. If cuts are made to Medicare, there may be substantial changes in the types of health insurance plans we are able to sell. Changes in the law could also cause insurance carriers to exit the business of selling insurance plans in a particular jurisdiction, to eliminate certain categories of products or to attempt to move members into new plans for which we receive lower commissions. If insurance carriers decide to limit our ability to sell their plans or determine not to sell individual health insurance plans altogether, our business, results of operations and financial condition would be materially harmed.
Our growth strategy depends, in part, on our ability to make acquisitions and we face risks when we acquire or divest businesses, and could have difficulty in acquiring, integrating or managing acquired businesses, or with effecting internal reorganizations, all of which could harm our business, financial condition, results of operations or reputation.
Our growth depends in part on our ability to make acquisitions. We may not be successful in identifying appropriate acquisition candidates or consummating acquisitions on terms acceptable or favorable to us. We also face additional risks related to acquisitions, including that we could overpay for acquired businesses and that any acquired business could significantly underperform relative to our expectations. If we are unable to identify and successfully make, integrate and manage acquisitions, our business could be materially adversely affected. In addition, we face risks related to divesting businesses, including that we may not receive adequate consideration in return for the divested business, we may continue to be subject to the liabilities of the divested business after its divestiture (including with respect to work we might perform on behalf of the divested business), and we may not be able to reduce overhead or redeploy assets or retain colleagues after the divestiture closes.
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
We may be unable to effectively integrate an acquired business into our organization, and may not succeed in managing such acquired businesses or the larger company that results from such acquisitions. The process of integrating an acquired business may subject us to a number of risks, including, without limitation, an inability to retain the management, key personnel and other employees of the acquired business; an inability to establish uniform standards, controls, systems, procedures and policies or to achieve anticipated synergies; and exposure to legal claims for activities of the acquired business prior to acquisition.
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
Willis Towers Watson had total consolidated debt outstanding of approximately $4.5 billion as of December 31, 2017, and our interest expense was $188 million for the year ended December 31, 2017.
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

•	increase our vulnerability to general adverse economic conditions, including when we borrow at variable interest rates, which makes us vulnerable to increases in interest rates generally;

•	limit our flexibility in planning for, or reacting to, changes or challenges relating to our business and industry; and

•	put us at a competitive disadvantage against competitors who have less indebtedness or are in a more favorable position to access additional capital resources.
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
In addition, under the indenture for our 3.600% senior notes due 2024, our 4.625% senior notes due 2023, our 6.125% senior notes due 2043, our 3.500% senior notes due 2021, our 4.400% senior notes due 2026, and our 2.125% senior notes due 2022, if we experience a ratings decline together with a change of control event, we would be required to offer to purchase these notes from holders unless we had previously redeemed those notes. We may not have sufficient funds available or access to funding to repurchase tendered notes in that event, which could result in a default under the notes. Any future debt that we incur may contain covenants regarding repurchases in the event of a change of control triggering event.
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
On December 22, 2017, the U.S. government enacted comprehensive tax reform legislation commonly referred to as the Tax Cuts and Jobs Act (the ‘U.S. Tax Reform’). The U.S. Tax Reform includes numerous changes to existing tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%. Although the rate reduction takes effect on January 1, 2018, the impact to the Company on the re-measurement of its deferred taxes was significant. Among other things, U.S. Tax Reform could cause us to lose the benefit of certain tax credits and deductions (including for performance-based compensation under Section 162(m)), limit our ability to deduct interest incurred in the U.S. and potentially increase our income taxes due to the base erosion and anti-abuse tax and one-time transition tax on unrepatriated earnings of certain foreign subsidiaries. While we recorded provisional estimates for 2017, we will continue to evaluate the overall impact of U.S. Tax Reform on our operations and tax position over the next twelve months. Our expectations of the impact of U.S. Tax Reform are also subject to change, possibly materially, due to, among other things, changes in interpretation or assumptions, and/or updated regulatory guidance. The U.S. Tax Reform could have a material adverse effect on our financial results.
Further legislative action may be taken by the U.S. Congress which, if ultimately enacted, could limit the availability of tax benefits or deductions that we currently claim, override tax treaties upon which we rely, or otherwise affect the taxes that the U.S. imposes on our worldwide operations. Regulations or administrative guidance from the U.S. Treasury Department could have similar consequences. Such changes could materially adversely affect our effective tax rate and/or require us to take further action, at potentially significant additional expense, to seek to preserve our effective tax rate. In addition, if proposals were enacted that have the effect of limiting our ability as an Irish company to take advantage of tax treaties with the U.S., we could incur additional tax expense and/or otherwise experience business detriment.
In addition, the U.S. Congress, the Organisation for Economic Co-operation and Development (‘OECD’), World Trade Organization and other government agencies in jurisdictions where we and our affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting”, where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. In October 2015, the OECD released final reports addressing fifteen specific actions as part of a comprehensive plan to create an agreed set of international rules for fighting base erosion and profit shifting. Although the timing and methods of implementation vary, several jurisdictions have enacted legislation that is aligned with, and in some cases exceeds the scope of, the OECD’s recommendations. Ireland is currently conducting hearings on the Irish Corporate Tax System and is considering changes that could be adopted as part of its 2018 Budget, which could be effective as early as 2019. As a result, the tax laws in the U.S., Ireland, and other countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely affect us and our affiliates.
Our significant non-U.S. operations, particularly our London market operations, expose us to exchange rate fluctuations and various other risks that could impact our business.
A significant portion of our operations is conducted outside of the U.S. Accordingly, we are subject to legal, economic and market risks associated with operating in foreign countries, including devaluations and fluctuations in currency exchange rates; imposition of limitations on conversion of foreign currencies into Pounds sterling or U.S. dollars or remittance of dividends and other payments by foreign subsidiaries; hyperinflation in certain foreign countries; imposition or increase of investment and other restrictions by foreign governments; and the requirement of complying with a wide variety of foreign laws. Additionally and as noted above, the unknown impacts of Brexit may expose us to additional exchange rate fluctuations in the Pound Sterling.
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
Because of devaluations and fluctuations in currency exchange rates or the imposition of limitations on conversion of foreign currencies into U.S. dollars, we are subject to currency translation exposure on the profits of our operations, in addition to economic exposure. Furthermore, the mismatch between Pounds sterling revenues and expenses, together with any net Pound sterling balance sheet position we hold in our U.S. dollar denominated London market operations, creates an exchange exposure. While we do utilize hedging strategies to attempt to minimize the impact of foreign currency fluctuations, there can be no assurance that our hedging strategies will be effective.
Changes in accounting principles or in our accounting estimates and assumptions could negatively affect our financial position and results of operations.
We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America (‘U.S. GAAP’). Any change to accounting principles, particularly to U.S. GAAP, could have a material adverse effect on us or our results of operations. For example, we adopted a new revenue recognition standard as of January 1, 2018. Changes in our revenues and costs on a year over year basis could occur as a result of such adoption, and in any event the standards will impact the presentation of our financial results.
U.S. GAAP accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our financial statements. We are also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates and assumptions, including those relating to revenue recognition, valuation of billed and unbilled receivables from clients, discretionary compensation, incurred but not reported liabilities, restructuring, pensions, goodwill and other intangible assets, contingencies, share-based payments and income taxes. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. Actual results could differ from these estimates, and changes in accounting standards could have an adverse impact on our future financial position and results of operations.
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
We have material pension liabilities that can fluctuate significantly and adversely affect our financial position or net income or result in other financial impact.
We have material pension liabilities, some of which represent unfunded and underfunded pension and postretirement liabilities. Movements in the interest rate environment, investment returns, inflation or changes in other assumptions that are used to estimate our benefit obligations and other factors could have a material effect on the level of liabilities in these plans at any given time. Most pension plans have minimum funding requirements that may require material amounts of periodic additional funding and accounting requirements that may result in increased pension expense. For example, in 2017 we were required to recognize a £27 million ($36 million) pension settlement expense related to transfer payments and the accelerated recognition of certain accumulated losses in our U.K. pension scheme. Depending on the above factors, among others, we could be required to recognize further pension expense in the future. Increased pension expense could adversely affect our earnings or cause earnings volatility. In addition, the need to make additional cash contributions may reduce our financial flexibility and increase liquidity risk by reducing the cash available to meet our other obligations, including the payment obligations under our credit facilities and other long-term debt, or other needs of our business.
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
We derive significant revenues from commissions for brokerage services, but do not determine the insurance premiums on which our commissions are generally based. Commission levels generally follow the same trend as premium levels, as they are a percentage of the premiums paid by the insureds. Fluctuations in the premiums charged by the insurance carriers can therefore have a direct and potentially material impact on our results of operations. Due to the cyclical nature of the insurance market and the impact of other market conditions on insurance premiums, commission levels may vary widely between accounting periods. A period of low or declining premium rates, generally known as a ‘soft’ or ‘softening’ market, generally leads to downward pressure on commission revenues and can have a material adverse impact on our commission revenues and operating margin. We could be negatively impacted by soft market conditions across certain sectors and geographic regions. In addition, insurance carriers may seek to reduce their expenses by reducing the commission rates payable to insurance agents or brokers such as us. The reduction of these commission rates, along with general volatility and/or declines in premiums, may significantly undermine our profitability.
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
The Company is organized as a holding company, a legal entity separate and distinct from our operating subsidiaries. As a holding company without significant operations of our own, we are dependent upon dividends and other payments from our operating subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligations, for paying dividends to shareholders, for repurchasing shares of common stock and for corporate expenses. Legal and regulatory restrictions, foreign exchange controls, as well as operating requirements of our subsidiaries, may limit our ability to obtain cash from these subsidiaries. For example, Willis Limited, our U.K. brokerage subsidiary regulated by the FCA, is currently required to maintain $140 million in unencumbered and available financial resources, of which at least $79 million must be in cash, for regulatory purposes. In the event our operating subsidiaries are unable to pay dividends and other payments to the Company, we may not be able to service debt, pay obligations or pay dividends on, or repurchase shares of, common stock.
In the event we are unable to generate cash from our operating subsidiaries for any of the reasons discussed above, our overall liquidity could deteriorate.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of December 31, 2017, we operated offices in many countries and territories throughout the world and believe that our properties are generally suitable and adequate for the purposes for which they are used. The principal properties are located in the United States and the United Kingdom. Operations of each of our segments are carried out in owned or leased offices under operating leases that typically do not exceed 10 years in length except for certain properties in key locations. We do not anticipate difficulty in meeting our space needs at lease expiration.
The fixed assets owned by us represented approximately 3% of total assets as of December 31, 2017 and consisted primarily of furniture and equipment, leasehold improvements, computer software, internally developed software and land and buildings.
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

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Share Data
Our shares began trading on the NASDAQ Global Select Market under the symbol ‘WLTW’ on January 5, 2016. The high and low sale prices of our shares, as reported by NASDAQ, are set forth below for the periods indicated.

	High	Low
2016:
First Quarter	$126.25	$104.11
Second Quarter	$129.70	$112.59
Third Quarter	$133.40	$118.08
Fourth Quarter	$132.74	$112.76
2017:
First Quarter	$132.13	$120.87
Second Quarter	$150.47	$125.66
Third Quarter	$156.14	$143.10
Fourth Quarter	$165.00	$150.64
2018:
Through February 23, 2018	$164.99	$145.80
On February 23, 2018, our share price as reported by the NASDAQ was $159.96 per share. As of February 23, 2018, there were approximately 1,319 shareholders of record of our shares.
Dividends
We normally pay dividends on a quarterly basis to shareholders of record on March 31, June 30, September 30 and December 31. The dividend payment dates and amounts are as follows:

Payment Date	$ Per Share
April 15, 2016	$0.480
July 15, 2016	$0.480
October 17, 2016	$0.480
January 17, 2017	$0.480
April 17, 2017	$0.530
July 17, 2017	$0.530
October 16, 2017	$0.530
January 16, 2018	$0.530
On February 23, 2018, the board of directors approved a regular quarterly cash dividend of $0.60 per common share. The dividend is payable on or about April 16, 2018 to shareholders of record at the close of business on March 31, 2018.
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
With respect to non-corporate U.S. shareholders, certain dividends from a qualified foreign corporation may be subject to reduced rates of taxation. A foreign corporation is treated as a qualified foreign corporation with respect to dividends received from that corporation on shares that are readily tradeable on an established securities market in the United States, such as our shares. Non-corporate U.S. shareholders that do not meet a minimum holding period requirement for our shares during which they are not protected from the risk of loss or that elect to treat the dividend income as investment income pursuant to section 163(d)(4) of the Code will not be eligible for the reduced rates of taxation regardless of our status as a qualified foreign corporation. In addition, the rate reduction will not apply to dividends if the recipient of a dividend is obligated to make related payments with respect to positions in substantially similar or related property. This disallowance applies even if the minimum holding period has been met. U.S. shareholders should consult their own tax advisors regarding the application of these rules given their particular circumstances.
Total Shareholder Return
The graphs below depict cumulative total shareholder returns for (i) Legacy Willis and Legacy Towers Watson for the period from January 1, 2013 through January 4, 2016, the day prior to the commencement of trading of Willis Towers Watson’s ordinary shares, and (ii) Willis Towers Watson for the period from January 5, 2016 through December 31, 2017.
Each graph also depicts the total return for the S&P 500 and for a peer group for Willis Towers Watson comprised of Accenture plc, Aon plc, Arthur J. Gallagher & Co., Brown & Brown Inc., Cognizant Technology Solutions Corporation, Marsh & McLennan Companies, Inc. and Robert Half International Inc. The comparisons chart the performance of $100 invested on the initial dates indicated (January 1, 2013 and January 5, 2016, respectively), assuming full dividend reinvestment.

Unregistered Sales of Equity Securities and Use of Proceeds
During the year ended December 31, 2017, no shares were issued by the Company without registration under the Securities Act of 1933, as amended.
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

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1, 2017 through October 31, 2017	306,264	$158.03	306,264	4,123,218
November 1, 2017 through November 30, 2017	136,745	$160.88	136,745	3,986,473
December 1, 2017 through December 31, 2017	—	$—	—	3,986,473
	443,009	$158.91	443,009
The maximum number of shares that may yet be purchased under the existing stock repurchase plan is 3,986,473. At December 31, 2017, approximately $601 million remained on the open-ended repurchase authorities granted by the board. An estimate of the maximum number of shares under the existing authority was determined using the closing price of our ordinary shares on December 31, 2017 of $150.69.
On February 23, 2018, the board of directors approved an increase to the existing share repurchase program of $400 million. The $400 million increase is in addition to the remaining authority of $601 million as of December 31, 2017.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The selected consolidated financial data presented below should be read in conjunction with the audited consolidated financial statements of the Company and the related notes and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations within this Annual Report on Form 10-K.
The selected historical consolidated financial data presented below for the years ended December 31, 2017, 2016, and 2015 and as of December 31, 2017 and 2016 has been derived from the audited consolidated financial statements of Legacy Willis and Willis Towers Watson, as applicable, which have been prepared in accordance with U.S. GAAP and included elsewhere in this Annual Report. Financial data set forth below for the years ended December 31, 2014 and 2013 and at December 31, 2015, 2014 and 2013, has been derived from audited consolidated financial statements with adjustment for the reverse stock split on January 4, 2016 and not included in this Annual Report. The Merger affects the comparability of this data. See Note 3 — Merger, Acquisitions and Divestitures within Item 8 of this Annual Report on Form 10-K for additional information.

	Years ended December 31,
	2017	2016	2015	2014	2013
	(in millions of U.S. dollars, except per share data)
Statement of Comprehensive Income Data
Total revenues	$8,202	$7,887	$3,829	$3,802	$3,655
Income from operations	738	551	427	647	663
Income from operations before income taxes and interest in earnings of associates	489	340	340	518	499
Net income	592	438	384	373	377
Net income attributable to Willis Towers Watson	$568	$420	$373	$362	$365
Earnings per share — basic (i)	$4.21	$3.07	$5.49	$5.40	$5.53
Earnings per share — diluted (i)	$4.18	$3.04	$5.41	$5.32	$5.37
Average number of shares outstanding
— basic	135	137	68	67	66
— diluted	136	138	69	68	68
Balance Sheet Data (end of year)
Goodwill	$10,519	$10,413	$3,737	$2,937	$2,838
Other intangible assets, net	3,882	4,368	1,115	450	353
Total assets (ii)	32,458	30,253	18,839	15,421	14,785
Total equity	10,249	10,183	2,360	2,007	2,243
Long-term debt	4,450	3,357	2,278	2,130	2,297
Short-term debt and current portion of long-term debt	85	508	988	167	14
Additional paid-in capital	10,538	10,596	1,672	1,524	1,316
Total Willis Towers Watson shareholders’ equity	10,126	10,065	2,229	1,985	2,215
Other Financial Data
Capital expenditures (excluding capitalized software and capital leases)	$300	$218	$146	$110	$105
Cash dividends declared per share (i)	$2.12	$1.92	$3.28	$3.18	$2.97
____________________

(i)
Basic and diluted earnings per share, and cash dividends declared per share, for 2015, 2014 and 2013 have been retroactively adjusted to reflect the reverse stock split on January 4, 2016. See Note 3 — Merger, Acquisitions and Divestitures within Item 8 of this Annual Report on Form 10-K for further details.

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
Our methods of calculating these measures may differ from those used by other companies and therefore comparability may be limited. These financial measures should be viewed in addition to, not in lieu of, the consolidated financial statements for the year ended December 31, 2017.
See ‘Non-GAAP Financial Measures’ below for further discussion of our adjusted, constant currency and organic non-GAAP financial measures.
Executive Overview
Business Overview
Willis Towers Watson is a global advisory, broking and solutions company that helps clients around the world turn risk into a path for growth. With roots dating to 1828, Willis Towers Watson has more than 43,000 employees and services clients in more than 140 countries and territories. We design and deliver solutions that manage risk, optimize benefits, cultivate talent, and expand the power of capital to protect and strengthen institutions and individuals. We believe our unique perspective allows us to see the critical intersections between talent, assets and ideas - the dynamic formula that drives business performance.
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
Although approximately 22% of our revenues are generated in the U.K. on an annual basis, only about 13% of revenues are denominated in Pounds sterling as much of the insurance business is transacted in U.S. dollars. Approximately 19% of our expenses are denominated in Pounds sterling, thus we generally benefit from a weakening Pound sterling in our income from operations. However, we have a Company hedging strategy for this aspect of our business, which is designed to mitigate significant fluctuations in currency.
The markets for our consulting, technology and solutions, and marketplace services are subject to changes as a result of economic, regulatory and legislative changes, technological developments, and increased competition from established and new competitors. We believe the primary factors in selecting a human resources or risk management consulting firm include reputation, the ability to provide measurable increases to shareholder value and return on investment, global scale, quality of service and the ability to tailor services to clients’ unique needs. With regard to the market for exchanges, we believe that clients base their decisions on a variety of factors that include the ability of the provider to deliver measurable cost savings for clients, a strong reputation for efficient execution and an innovative service delivery model and platform. Part of the employer sponsored insurance market has matured and become more fragmented while other segments remain in the entry phase. As these market segments continue to evolve, we may experience growth in intervals, with periods of accelerated expansion balanced by periods of modest growth.
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
We believe we can achieve this by:

•
Delivering a powerful client proposition with an integrated global platform. Our combined offerings provide comprehensive advice, analytics, specialty capabilities and solutions covering benefits, benefits delivery solutions, brokerage and advisory, risk and capital management, and talent and rewards;

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

As Reported Consolidated Financial Information
The table below sets forth our summarized consolidated statements of comprehensive income and data as a percentage of revenues for the years ended December 31, 2017, 2016, and 2015.
Consolidated Statements of Comprehensive Income
($ in millions, except per share data)

	Years ended December 31,
	2017		2016		2015
Total revenues	$8,202	100%	$7,887	100%	$3,829	100%
Costs of providing services
Salaries and benefits	4,745	58%	4,646	59%	2,303	60%
Other operating expenses	1,534	19%	1,551	20%	718	19%
Depreciation	203	2%	178	2%	95	2%
Amortization	581	7%	591	7%	76	2%
Restructuring costs	132	2%	193	2%	126	3%
Transaction and integration expenses	269	3%	177	2%	84	2%
Total costs of providing services	7,464		7,336		3,402
Income from operations	738	9%	551	7%	427	11%
Interest expense	188	2%	184	2%	142	4%
Other expense/(income), net	61	1%	27	—%	(55)	(1)%
Benefit from income taxes	(100)	(1)%	(96)	(1)%	(33)	(1)%
Interest in earnings of associates, net of tax	3	—%	2	—%	11	—%
Income attributable to non-controlling interests	(24)	—%	(18)	—%	(11)	—%
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$568	7%	$420	5%	$373	10%

Diluted earnings per share	$4.18		$3.04		$5.41
The Merger affects the comparability of this data between 2015 and other periods presented. See ‘Supplementary Pro Forma Financial Information’ for additional analysis.
Consolidated Revenues
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
The following table details our top five markets based on percentage of consolidated revenues (in U.S. dollars) from the countries where work is performed for the year ended December 31, 2017. These figures do not represent the currency of the related revenue, which is presented in the table below.

Geographic Region	% of Revenues
United States	47%
United Kingdom	22%
France	4%
Canada	3%
Germany	3%

The table below details our revenues and expenses by transactional currency for the year ended December 31, 2017.

Transactional Currency	Revenues	Expenses (i)
U.S. dollars	55%	50%
Pounds sterling	13%	19%
Euro	15%	13%
Other currencies	17%	18%
____________________

(i)
These percentages exclude certain expenses for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. These items include Merger-related amortization of intangible assets, restructuring costs, and transaction and integration expenses.

The following table sets forth the total revenues for the years ended December 31, 2017 and 2016 and the components of the change in total revenues for the year ended December 31, 2017, as compared to the prior year:

	Years ended December 31,			Components of Change (i)
	2017	2016	As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	(in millions)
Total revenues	$8,202	$7,887	4%	—%	4%	—%	5%
____________________
(i) Components of revenue change may not add due to rounding.
Total revenues for the year ended December 31, 2017 were $8.2 billion, compared to $7.9 billion for the year ended December 31, 2016, an increase of $315 million or 4%. This growth in revenues was driven by strong performances in all segments.
Our revenues can be materially impacted by changes in currency conversions, which can fluctuate significantly over the course of a calendar year. For the year ended December 31, 2017, currency translation decreased our consolidated revenues by $27 million. The decrease was driven primarily by a weaker Pound sterling during the first half of the year, partially offset by increases in the Pound sterling, Euro, the Brazilian real and Canadian dollar in the second half of the year.
The impact of acquisitions and divestitures did not have a significant impact on the change in total revenues for the year ended December 31, 2017 since most of these transactions happened in the latter part of the year. Prospectively, our 2018 revenues will exclude a net $65 million related to the impact of various acquisitions and divestitures initiated or completed in 2017.
The following table sets out the total revenues for the years ended December 31, 2016 and 2015 and the components of the change in total revenues for the year ended December 31, 2016, as compared to the prior year:

	Years ended December 31,			Components of Change (i)
	2016	2015	As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	(in millions)
Total revenues	$7,887	$3,829	106%	(6)%	112%	112%	—%
____________________
(i) Components of revenue change may not add due to rounding.
Total revenues for the year ended December 31, 2016 were $7.9 billion, compared to $3.8 billion for the year ended December 31, 2015, an increase of $4.1 billion, or 106%. This growth in revenues was driven by our merger with Towers Watson and our acquisition of Gras Savoye.
For the year ended December 31, 2016, the foreign currency impact resulted from the strengthening of the U.S. dollar against a number of currencies, most significantly the Euro and the Pound sterling.
Definitions of Constant Currency Change and Organic Change are included in the section entitled ‘Non-GAAP Financial Measures’ elsewhere within this Form 10-K.
As Reported Segment Revenues
In 2016, we began managing our business across four integrated reportable operating segments: Human Capital and Benefits; Corporate Risk and Broking; Investment, Risk and Reinsurance; and Benefits Delivery and Administration, formerly Exchange Solutions.

Beginning in 2017, we made certain changes that affect our segment results. These changes, which are detailed in the Current Report on Form 8-K filed with the SEC on April 7, 2017, include the realignment of certain businesses within our segments, as well as changes to certain allocation methodologies to better reflect the ongoing nature of our businesses. The prior period comparatives reflected in the tables below have been retrospectively adjusted to reflect our current segment presentation. See Note 4 — Segment Information within Item 8 in this Annual Report on Form 10-K for a further discussion of these changes.
Segment revenues exclude amounts that were directly incurred on behalf of our clients and reimbursed by them (reimbursed expenses); however, these amounts are included in consolidated revenues.
The Merger affects the comparability of this data between 2015 and other periods presented. See ‘Supplementary Pro Forma Segment Revenues Analysis’ for additional analysis.
Human Capital and Benefits (‘HCB’)
The HCB segment provides an array of advice, broking, solutions and software for our clients.
HCB is the largest segment of the Company, generating approximately 39% of our segment revenues for the year ended December 31, 2017. HCB is focused on addressing our clients’ people and risk needs to help them take on the challenges of operating in a global marketplace. HCB is further strengthened with teams of international consultants that provide support through each of our business units to the global headquarters of multinational clients and their foreign subsidiaries.
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

•	Talent & Rewards — Our Talent & Rewards (‘T&R’) business provides advice, data, software and products to address clients’ total rewards and talent issues.

•	Technology and Administration Solutions — Our Technology and Administration Solutions (‘TAS’) business provides benefits outsourcing services to clients outside of the U.S.
The table below presents segment commissions and fees and segment interest and other income for HCB for the years ended December 31, 2017 and 2016.

				Components of Revenue Change (i)
	December 31,		As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2017	2016
	($ in millions)
Commissions and fees	$3,163	$3,100	2%	—%	2%	(1)%	3%
Interest and other income	29	17
Total segment revenues	$3,192	$3,117
____________________
(i) Components of revenue change may not add due to rounding.
HCB commissions and fees, and total segment revenues, for the year ended December 31, 2017 were $3.2 billion, compared to $3.1 billion for the year ended December 31, 2016. Retirement revenues increased in Western Europe, International and Great Britain and were partially offset by a decline in North America. The decline in North America was expected as bulk lump sum projects declined year over year. Actuarial consulting projects in Great Britain were strong due to regulation changes. The growth in Talent & Rewards was flat. Healthcare consulting revenues in Health and Benefits were up significantly for all markets globally. North America grew due to increased consulting and product demand and Great Britain grew due to global benefits solutions implementations. Revenue in the Technology and Administration Solutions business in Great Britain experienced strong growth as a result of new administration clients and project activity.

The table below presents segment commissions and fees and segment interest and other income for HCB for the years ended December 31, 2016 and 2015.

	December 31,		As reported change
	2016	2015
	($ in millions)
Commissions and fees	$3,100	$583	432%
Interest and other income	17	1
Total segment revenues	$3,117	$584	434%
HCB total segment revenues for the year ended December 31, 2016 were $3.1 billion, compared to $584 million for the year ended December 31, 2015, an increase of $2.5 billion or 434%. This growth in revenues was driven by our Merger and our acquisition of Gras Savoye. See the ‘Supplementary Pro Forma Segment Revenues’ section below for additional discussion of our 2016 results.
Corporate Risk and Broking (‘CRB’)
The CRB segment provides a broad range of risk advice, insurance broking and consulting services to clients worldwide ranging from small businesses to multinational corporations. The segment delivers integrated global solutions tailored to client needs and underpinned by data and analytics.
CRB generated approximately 33% of Willis Towers Watson segment revenues for the year ended December 31, 2017, and places more than $20 billion of premiums into the insurance markets, annually.
CRB operates as an integrated global team comprising both functional and geographic leadership with three global offerings:

•
Property and Casualty — Property and Casualty provides property and liability insurance brokerage services across a wide range of industries including construction, real estate, healthcare, and natural resources.

•	Financial Lines — Financial Lines specializes in brokerage services for financial, political and credit risks.

•	Transport — Transport provides specialist expertise to the transportation, aerospace, marine and inspace industries.
The table below presents segment commissions and fees, and segment interest and other income for CRB for the years ended December 31, 2017 and 2016.

				Components of Revenue Change (i)
	December 31,		As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2017	2016
	($ in millions)
Commissions and fees	$2,625	$2,519	4%	—%	4%	—%	4%
Interest and other income	23	28
Total segment revenues	$2,648	$2,547
____________________
(i) Components of revenue change may not add due to rounding.
CRB commissions and fees, and total segment revenues for the year ended December 31, 2017 were $2.6 billion, compared to $2.5 billion for the year ended December 31, 2016. All regions contributed to the strong revenue growth led by International followed by Western Europe, North America and Great Britain. International’s growth was fueled by excellent client retention and strong new business. Western Europe, North America and Great Britain experienced good client retention and solid new business growth.

The table below presents segment commissions and fees and segment interest and other income for CRB for the years ended December 31, 2016 and 2015.

	December 31,		As reported change
	2016	2015
	($ in millions)
Commissions and fees	$2,519	$2,332	8%
Interest and other income	28	17
Total segment revenues	$2,547	$2,349	8%
CRB total segment revenues for the year ended December 31, 2016 were $2.5 billion, compared to $2.3 billion for the year ended December 31, 2015, an increase of $198 million or 8%. The growth for the year ended December 31, 2016 was primarily due to the acquisition of Gras Savoye, which occurred on December 29, 2015. Great Britain led organic growth with solid revenue increases across all lines of business.  Western Europe contributed to organic growth with strong growth in Iberia, partially offset by softness in Italy.  North America was flat with strong retention offset by lower new business.  International organic revenue declined as a result of lower revenues in Asia and Australasia, partially offset by better performance in Latin America and Central and Eastern Europe, Middle East and Africa (‘CEEMEA’).
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
This segment is our third largest segment and generated approximately 19% of segment revenues for the Company for the year ended December 31, 2017. With approximately 75% of the revenues for this segment split between North America and the U.K., this segment includes the following businesses and offerings:

•	Willis Re — Willis Re provides reinsurance industry clients with an understanding of how risk affects capital and financial performance and advises on the best ways to manage related outcomes.

•
Insurance Consulting and Technology — Insurance Consulting and Technology, formerly Risk Consulting and Software, is a global business that provides advice and technology solutions to the insurance industry, as well as to corporate clients with respect to their insurance programs. Services include software and technology, risk and capital management, products and pricing, financial and regulatory reporting, financial and capital modeling, M&A, outsourcing and business management.

•	Investment — Investment provides advice to improve investment outcomes for asset owners using a broad and sophisticated framework for managing risk.

•	Wholesale Insurance Broking — Wholesale Insurance Broking provides wholesale and specialist broking services to retail brokers.

•
Portfolio and Underwriting Services — Portfolio and Underwriting Services acts on behalf of our insurance carrier partners and self-insured entities in product marketing and distribution, risk underwriting and selection, claims management and other general administrative responsibilities.

•
Willis Towers Watson Securities — Willis Towers Watson Securities, formerly Capital Markets & Advisory, provides investment banking services to companies involved in the insurance and reinsurance industries for a broad array of merger and acquisition transactions as well as capital markets products.

•
Max Matthiessen — Max Matthiessen is a leading advisor and broker within insurance, benefits, human resources and savings in the Nordic region. The business specializes in providing human capital and benefits administration together with providing market leading savings and insurance solutions.

The table below presents segment commissions and fees, and segment interest and other income for IRR for the years ended December 31, 2017 and 2016.

				Components of Revenue Change (i)
	December 31,		As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2017	2016
	($ in millions)
Commissions and fees	$1,505	$1,475	2%	(1)%	3%	—%	4%
Interest and other income	30	59
Total segment revenues	$1,535	$1,534
____________________
(i) Components of revenue change may not add due to rounding.
IRR commissions and fees and total segment revenues for both years ended December 31, 2017 and 2016 were $1.5 billion. Total segment revenues for the year ended December 31, 2016 included £28 million ($41 million) received for a settlement related to the Fine Arts, Jewellery and Specie Team. Wholesale Insurance Broking, Investment, Insurance Consulting and Technology, Max Matthiessen and Willis Re all posted commissions and fees revenue growth, primarily as a result of strong sales and increased performance fees. Willis Towers Watson Securities growth was flat. The reduction in Portfolio and Underwriting Services commissions and fees was driven by a loss of profit commissions following the Atlantic hurricanes, the cancellation of a key contract, and the divestiture of small programs in the portfolio.
The table below presents segment commissions and fees and segment interest and other income for IRR for the years ended December 31, 2016 and 2015.

	December 31,		As reported change
	2016	2015
	($ in millions)
Commissions and fees	$1,475	$895	65%
Interest and other income	59	1
Total segment revenues	$1,534	$896	71%
IRR total segment revenues for the year ended December 31, 2016 were $1.5 billion, compared to $896 million for the year ended December 31, 2015, an increase of $638 million or 71%. This growth in revenues was driven by the Merger and a full year of revenues from Miller, following our acquisition in May 2015. See the ‘Supplementary Pro Forma Segment Revenues’ section below for additional discussion of our 2016 results.
Benefit Delivery and Administration (‘BDA’)
The BDA segment, formerly Exchange Solutions, provides primary medical and ancillary benefit exchange and outsourcing services to active employees and retirees across both the group and individual markets.  A significant portion of the revenues in this segment is recurring in nature, driven by either the commissions from the policies we sell, or from long-term service contracts with our clients that typically range from three to five years. Revenues across this segment may be seasonal, driven by the magnitude and timing of client transition activities, and we typically increase our membership levels significantly effective January 1, after calendar year-end benefits elections.
BDA generated approximately 9% of our segment revenues for the year ended December 31, 2017. BDA provides services across four integrated or related offerings to customers primarily in the U.S. through four business units:

•
Individual Marketplace (formerly Retiree & Access Exchanges) — This business provides solutions through a proprietary technology platform, OneExchange Retiree, which enables our employer clients to transition their retirees to individual, defined contribution health plans that provide individuals with a tax-free allowance or contribution to spend on healthcare services at an annual cost that the employer controls, as opposed to group-based, defined benefit health plans that provide groups of individuals with healthcare benefits at uncertain annual costs.

•
Group Marketplace (formerly Active Exchanges) — This business is focused on delivering group benefit exchanges, serving the active employees of employers across the United States through our proprietary BenefitConnect or Bright Choices exchange platforms.

•
Benefits Outsourcing (formerly Technology and Administration Solutions) — Through our proprietary BenefitConnect technology, this business provides a broad suite of health and welfare outsourcing services as well as decision support and modeling tools for pension users within the U.S.

•
Benefits Accounts (formerly Consumer-Directed Accounts) — This business uses its SaaS-based technology and related services to deliver consumer-driven healthcare and reimbursement accounts, including health savings accounts, health reimbursement arrangements and other consumer-directed accounts.

The table below presents segment commissions and fees, and segment interest and other income for BDA for the years ended December 31, 2017 and 2016.

				Components of Revenue Change (i)
	December 31,		As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2017	2016
	($ in millions)
Commissions and fees	$729	$652	12%	—%	12%	—%	12%
Interest and other income	—	2
Total segment revenues	$729	$654
____________________
(i) Components of revenue change may not add due to rounding.
BDA total segment revenues for the years ended December 31, 2017 and 2016 were $729 million and $654 million, respectively. Individual Marketplace revenues increased by 10%, and the rest of the segment grew by 14%, led by Group Marketplace and Benefits Outsourcing. Growth in the Individual and Group Marketplaces resulted from the additional 2017 enrollments, and Benefits Outsourcing’s growth was a result of new client wins and special projects.
See the ‘Supplementary Pro Forma Segment Revenues’ section below for additional discussion of our 2016 results.
Costs of Providing Services
Total costs of providing services were $7.5 billion for the year ended December 31, 2017, compared to $7.3 billion for the year ended December 31, 2016, an increase of $128 million, or 2%. Total costs of providing services were $7.3 billion for the year ended December 31, 2016, compared to $3.4 billion for the year ended December 31, 2015, an increase of $3.9 billion. See the analysis below for further information.
Salaries and Benefits
Salaries and benefits for the years ended December 31, 2017 and December 31, 2016 were $4.7 billion and $4.6 billion, respectively, an increase of $99 million. The increase was primarily a result of a $36 million pension settlement charge related to our U.K. pension plan as well as higher incentive accruals as compared to the prior year. Salaries and benefits for the years ended December 31, 2016 and December 31, 2015 were $4.6 billion and $2.3 billion, respectively, an increase of $2.3 billion. The increase in expenses was primarily driven by the Merger and our acquisition of Gras Savoye. As a percentage of revenues, salaries and benefits expenses represented 58%, 59% and 60% for the years ended December 31, 2017, 2016 and 2015, respectively.
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
Other operating expenses for the years ended December 31, 2017 and December 31, 2016 were $1.5 billion and $1.6 billion, respectively, a decrease of $17 million. The decrease was due primarily to the Stanford litigation provision of $50 million in 2016, partially offset by reserves for the City of Houston and CalPERS litigations and increases in other litigation reserves and professional services in 2017. Other operating expenses for the years ended December 31, 2016 and December 31, 2015 were $1.6 billion and $718 million, respectively, an increase of $833 million. The increase was primarily driven by the Merger and our acquisition of Gras Savoye.

Depreciation
Depreciation represents the expense incurred over the useful life of our tangible fixed assets and internally developed software. Depreciation for the years ended December 31, 2017 and December 31, 2016 was $203 million and $178 million, respectively, an increase of $25 million. This increase was due primarily to a higher depreciable base of assets resulting from additional assets placed in service in 2016. Depreciation expense for the years ended December 31, 2016 and December 31, 2015 was $178 million and $95 million, respectively, an increase of $83 million. This increase was primarily driven by the Merger and our acquisition of Gras Savoye.
Amortization
Amortization includes amortization of acquired intangible assets, including acquired internally developed software. Amortization for the years ended December 31, 2017 and December 31, 2016 was $581 million and $591 million, respectively, a decrease of $10 million. Our intangible amortization is more heavily weighted to the initial years of the useful lives of the related intangibles, and therefore amortization expense will decrease over time. Amortization for the years ended December 31, 2016 and December 31, 2015 was $591 million and $76 million, respectively, an increase of $515 million. The primary driver of the increase in amortization was our acquisition of approximately $4.0 billion in intangible assets in our Merger with Towers Watson and our acquisition of $231 million and $440 million of intangible assets related to our acquisitions of Miller and Gras Savoye, respectively.
Restructuring Costs
Restructuring costs for the year ended December 31, 2017 were $132 million, all of which related to the final year of the Operational Improvement Program (‘OIP’). Restructuring costs for the year ended December 31, 2016 were $193 million, of which $145 million related to the OIP and $48 million related to the Business Restructuring Program. Restructuring costs for the year ended December 31, 2015 were $126 million, all of which was related to the OIP. See our discussion in the Operational Improvement Program and Business Restructuring Program section herein and Note 5 — Restructuring Costs within Item 8 of this Annual Report on Form 10-K for additional details about these expenses.
Transaction and integration expenses
Transaction and integration expenses for the year ended December 31, 2017 were $269 million, which consists of costs associated with our information technology and finance initiatives and rationalization, property consolidation, benefits harmonization and costs associated with the settlement of the Merger-related appraisal demand lawsuit (see Note 13 — Commitments and Contingencies within Item 8 of this Annual Report on Form 10-K). Transaction and integration expenses for the year ended December 31, 2016 were $177 million. Approximately $162 million of these expenses were related to the Merger and $15 million were related to the acquisition of Gras Savoye. Transaction and integration expenses for the year ended December 31, 2015 were $84 million. Approximately $58 million of these expenses were related to the Merger, $15 million were related to the acquisition of Gras Savoye and $11 million were related to our acquisition of Miller.
Income from Operations
Income from operations for the year ended December 31, 2017 was $738 million compared to $551 million for the year ended December 31, 2016, an increase of $187 million, or 34%. This increase resulted primarily from additional revenue of $315 million driven by growth across all segments, partially offset by additional costs resulting primarily from our integration activities and additional salary and benefits costs. Income from operations for the year ended December 31, 2016 was $551 million compared to $427 million for the year ended December 31, 2015, an increase of $124 million or 29%. The growth in income from operations compared to that of 2015 was primarily driven by the Merger and our acquisition of Gras Savoye.
Interest Expense
Interest expense for the years ended December 31, 2017, 2016 and 2015 was $188 million, $184 million and $142 million, respectively. Interest expense is primarily related to interest on our senior notes and term loans. Interest expense increased by $4 million for the year ended December 31, 2017, which primarily resulted from additional levels of indebtedness. Interest expense increased by $42 million for the year ended December 31, 2016, which was primarily related to additional debt acquired in the Merger and as part of the acquisition of Gras Savoye.
Other Expense/(Income), Net
Other expense/(income), net, includes other gains and losses, including gains and losses on foreign currency transactions. Other expense/(income), net for the years ended December 31, 2017 and 2016 was expense of $61 million and $27 million, respectively, which were primarily foreign currency transaction losses. Other expense/(income), net for the year ended

December 31, 2015 was income of $55 million, which included gains on disposals of operations of $25 million, and a gain on re-measurement of equity interests related to the Gras Savoye acquisition of $59 million, partially offset by the $30 million impact of the Venezuelan currency devaluation.
Benefit from Income Taxes
Benefit from income taxes for the years ended December 31, 2017, 2016 and 2015 was $100 million, $96 million and $33 million, respectively. The benefit in 2017 was primarily due to the impact of U.S. Tax Reform. The provisional net benefit of $204 million includes a $208 million net benefit due to the reduction in the federal corporate tax rate and re-measurement of net U.S. deferred tax liabilities primarily related to acquisition-based intangibles. The benefit from income taxes in 2016 was primarily due to the release of a portion of U.S. valuation allowances and shifts in the global mix of income as a result of the Merger. This shift resulted in additional deductions in jurisdictions with high statutory income tax rates, which reduced the global effective tax rate. The benefit from income taxes in 2015 was primarily due to an income tax benefit from the release of a portion of U.S. valuation allowances.
Net income attributable to Willis Towers Watson
Net income attributable to Willis Towers Watson for the year ended December 31, 2017 was $568 million, an increase of $148 million compared to $420 million for the year ended December 31, 2016. The increase was primarily driven by an improvement of $187 million in income from operations partially offset by a $34 million increase to expense in other expense/(income), net. Net income attributable to Willis Towers Watson for the year ended December 31, 2016 was $420 million, an increase of $47 million compared to $373 million for the year ended December 31, 2015. The growth was primarily driven by an improvement of $124 million in income from operations and an increase of $63 million in the benefit from income taxes, partially offset by a $42 million increase in interest expense and an $82 million increase to expense in other expense/(income), net.
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

Pro Forma Consolidated Statements of Operations
(in millions of U.S. dollars, except per share data)

	Years ended December 31,
	2016		2015
	Willis Towers Watson		Legacy Willis	Legacy Towers Watson		Pro Forma Adjustments		Pro Forma Willis Towers Watson
Total revenues	$7,887	100%	$3,829	$3,664	b	$(1)	a	$7,492	100%
Costs of providing services
Salaries and benefits	4,646	59%	2,303	2,161		(33)	c	4,431	59%
Other operating expenses	1,551	20%	718	725	b	3	a, d	1,446	19%
Depreciation	178	2%	95	110		(46)	e	159	2%
Amortization	591	7%	76	71		388	f	535	7%
Restructuring costs	193	2%	126	—		—		126	2%
Transaction and integration expenses	177	2%	84	97		(151)	k	30	—%
Total costs of providing services	7,336	93%	3,402	3,164		161		6,727	90%
Income from operations	551	7%	427	500		(162)		765	10%
Interest expense	184	2%	142	9		13	g	164	2%
Other expense/(income), net	27	—%	(55)	(57)		—		(112)	(1)%
(Benefit from)/provision for income taxes	(96)	(1)%	(33)	217		(114)	h	70	1%
Interest in earnings of associates, net of tax	2	—%	11	(2)		—		9	—%
Net income	438	6%	384	329		(61)		652	9%
Income attributable to non-controlling interests	(18)	—%	(11)	(1)		—		(12)	—%
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$420	5%	$373	$328		$(61)		$640	9%

Basic earnings per share	$3.07		$5.49	$4.75				$4.67	i, j
Diluted earnings per share	$3.04		$5.41	$4.75				$4.64	i, j
Pro Forma Adjustments
The unaudited pro forma financial information reflects the following adjustments:

a.	Intercompany trading. Adjustments to eliminate trading between Legacy Willis and Legacy Towers Watson of $1 million for the year ended December 31, 2015.

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

f.
Amortization. Historical amortization expense of $71 million was removed and amortization expense of $459 million has been recorded to reflect the estimated fair values of Towers Watson’s identifiable intangible assets and related amortization. See Item 8, Note 3 — Merger, Acquisitions and Divestitures and Note 8 — Goodwill and Other Intangible Assets.

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
Consolidated Revenues
The following table sets out the total revenues generated for the year ended December 31, 2016, pro forma revenues generated for the year ended December 31, 2015, and the components of the change for the year ended December 31, 2016, as compared to the pro forma prior year.

	Years ended December 31,			Components of Change
		Pro Forma	Pro Forma Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2016	2015
	(in millions)
Total revenues	$7,887	$7,492	5%	(3)%	8%	7%	1%
Total revenues for the year ended December 31, 2016 were $7.9 billion, compared to $7.5 billion pro forma revenues for the year ended December 31, 2015, an increase of $395 million, or 5%. This growth was driven by a 7% increase due to our acquisitions of Gras Savoye and Miller and 1% organic revenue growth, partially offset by adverse foreign currency exchange movements of 3%. The primary drivers of our growth were within our Corporate Risk and Broking and Benefits Delivery and

Administration, formerly Exchange Solutions, segments. See our segment revenues analysis for a further discussion of our segment results.
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
Definitions of Constant Currency Change and Organic Change are included in the section entitled ‘Non-GAAP Financial Measures’ in this Form 10-K.
Costs of Providing Services
Total costs of providing services were $7.3 billion for the year ended December 31, 2016, compared to $6.7 billion for the pro forma year ended December 31, 2015, an increase of $609 million or 9%. See the analysis below for further information.
Salaries and Benefits
Salaries and benefits were $4.6 billion for the year ended December 31, 2016, an increase of $215 million, or 5%, compared to $4.4 billion for the pro forma year ended December 31, 2015. The increase was primarily related to our acquisitions of Gras Savoye and Miller, which contributed approximately $291 million of the increase, partially offset by increased net periodic benefit credits from the adoption of the granular approach to calculating service and interest costs of $51 million.
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
Amortization
Amortization includes amortization of acquired intangible assets, including acquired internally developed software. Amortization was $591 million for the year ended December 31, 2016, an increase of $56 million, or 10%, compared to $535 million for the pro forma year ended December 31, 2015. The increase in amortization in 2016 is primarily due to amortization of the intangible assets acquired in our acquisitions of Gras Savoye and Miller. We acquired approximately $231 million and $440 million in intangible assets in our acquisitions of Miller and Gras Savoye, respectively. These intangible assets are amortized over their expected lives which range from 4 to 25 years. See Note 3 — Merger, Acquisitions and Divestitures and Note 8 — Goodwill and Other Intangible Assets within Item 8 of this Annual Report on Form 10-K for additional information about our intangible assets.
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
Other Expense/(Income), Net
Other expense/(income), net, includes other gains and losses, including gains and losses on foreign currency transactions. Other expense/(income), net, for the year ended December 31, 2016 was $27 million of net expense, which was primarily foreign currency transaction losses. Other expense/(income), net for the pro forma year ended December 31, 2015 was $112 million of net income, which was primarily due to $80 million of gains on disposals of operations and $59 million in the gain on the re-measurement of equity interests, partially offset by $30 million in foreign currency transaction losses in 2015.
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
Net Income Attributable to Willis Towers Watson
Net income attributable to Willis Towers Watson for the year ended December 31, 2016 was $420 million, a decrease of $220 million compared to $640 million for the pro forma year ended December 31, 2015. The decrease was primarily driven by increased transaction and integration expenses of $147 million and restructuring costs of $67 million in 2016 and gains on disposals of $80 million and re-measurement of equity interests of $59 million in 2015, partially offset by a decrease in income tax expense of $166 million.
Supplementary Pro Forma Segment Revenues
Beginning in 2017, we made certain changes that affect our segment results. These changes, which are detailed in the Current Report on Form 8-K filed with the SEC on April 7, 2017, include the realignment of certain businesses within our segments, as well as changes to certain allocation methodologies to better reflect the ongoing nature of our businesses. The prior period comparatives reflected in the tables below have been retrospectively adjusted to reflect our current segment presentation. See Note 4 — Segment Information within Item 8 in this Annual Report on Form 10-K for a further discussion of these changes.
Human Capital and Benefits
The following table sets out the components of HCB revenues for the year ended December 31, 2016 and pro forma revenues for the year ended December 31, 2015, and the components of the change in commissions and fees for the year ended December 31, 2016 as compared to the pro forma prior year.

	Years ended December 31,			Components of Change
		Pro Forma	Pro Forma Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2016	2015
	(in millions)
Commissions and fees	$3,100	$3,038	2%	(3)%	5%	5%	—%
Interest and other income	17	16
Total segment revenues	$3,117	$3,054

HCB total segment revenues for the year ended December 31, 2016 and pro forma for the year ended December 31, 2015 were $3.1 billion; commissions and fees for the year ended December 31, 2016 were $3.1 billion, compared with pro forma $3.0 billion for the year ended December 31, 2015, representing an increase of $63 million to total segment revenues and an increase of $62 million to commissions and fees. Pro forma and constant currency revenue growth were driven by the acquisition of Gras Savoye, which occurred on December 29, 2015. In an effort to align resources and market demand, a significant restructuring across all lines of business took place during the second half of 2016, which caused disruption in our billable hours. Across the segment, performance was mixed, resulting in flat organic growth. Retirement revenues declined slightly as a result of reduced actuarial consulting, primarily in the fourth quarter. The Health and Benefits North America consulting business continued to see demand for plan design projects and increased product revenue. The Talent and Rewards advisory business was down period-over-period as the M&A market softened. The Technology and Administration Solutions Great Britain business had strong performance, led by increased project and administration activity along with new clients. Internationally, Global Wealth Solutions has been negatively impacted by adverse conditions in the Greater China market.
Corporate Risk and Broking
The following table sets out the components of CRB revenues for the year ended December 31, 2016 and pro forma revenues for the year ended December 31, 2015, and the components of the change in commissions and fees for the year ended December 31, 2016 as compared to the pro forma prior year.

	Years ended December 31,			Components of Change
		Pro Forma	Pro Forma Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2016	2015
	(in millions)
Commissions and fees	$2,519	$2,331	8%	(3)%	11%	12%	(1)%
Interest and other income	28	17
Total segment revenues	$2,547	$2,348
CRB total segment and commissions and fees revenues for the year ended December 31, 2016 were $2.5 billion, compared to pro forma $2.3 billion for the year ended December 31, 2015. The growth for the year ended December 31, 2016 was due to the acquisition of Gras Savoye, which occurred on December 29, 2015. International organic revenue declined as a result of lower revenues in Asia and Australasia, partially offset by better performance in Latin America and CEEMEA. Offsetting the International decline was Great Britain’s organic growth as a result of solid revenue increases across all lines of business.  Western Europe contributed to organic growth with strong revenue gains in Iberia, partially offset by softness in Italy. North America was flat with strong retention offset by lower new business.
Investment, Risk and Reinsurance
The following table sets out the components of IRR revenues for the year ended December 31, 2016 and pro forma revenues for the year ended December 31, 2015, and the components of the change in commissions and fees for the year ended December 31, 2016 as compared to the pro forma prior year.

	Years ended December 31,			Components of Change
		Pro Forma	Pro Forma Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2016	2015
	(in millions)
Commissions and fees	$1,475	$1,482	—%	(3)%	3%	6%	(3)%
Interest and other income	59	12
Total segment revenues	$1,534	$1,494
IRR total segment revenues for the year ended December 31, 2016 and pro forma for the year ended December 31, 2015 were $1.5 billion. Included in total segment revenues for the year ended December 31, 2016 is a previously disclosed settlement with JLT of £28 million ($41 million) related to the Fine Art, Jewellery and Specie team. Commissions and fees for the year ended December 31, 2016 and pro forma for the year ended December 31, 2015 were $1.5 billion, representing a decrease of $7 million. The organic decline was primarily related to the following factors: soft market conditions and renewal factors impacting our Willis Re and Portfolio and Underwriting Services businesses, particularly in North America; a decline in overall insurance industry M&A activity impacting our Willis Towers Watson Securities business after a record year in 2015; and a decline arising from lower demand in risk consulting projects.

Benefit Delivery and Administration
The following table sets out the components of BDA revenues for the year ended December 31, 2016 and pro forma revenues for the year ended December 31, 2015, and the components of the change in commissions and fees for the year ended December 31, 2016 as compared to the pro forma prior year.

	Years ended December 31,			Components of Change
		Pro Forma	Pro Forma Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2016	2015
	(in millions)
Commissions and fees	$652	$484	35%	—%	35%	2%	33%
Interest and other income	2	3
Total segment revenues	$654	$487
BDA total segment revenues for the year ended December 31, 2016 were $654 million, compared to pro forma $487 million for the year ended December 31, 2015; and commissions and fees for the year ended December 31, 2016 were $652 million, compared to pro forma $484 million for the year ended December 31, 2015. Individual Marketplace commissions and fees increased by 41%, primarily as a result of the record 2016 annual enrollment season. The rest of the segment commissions and fees increased by 27%, primarily due to Benefits Outsourcing adding new clients and experiencing higher project activity.
Impact of U.S. Tax Reform
On December 22, 2017, the U.S. government enacted comprehensive tax legislation, commonly referred to as U.S. Tax Reform. U.S. Tax Reform makes broad and complex changes to the U.S. tax code, including, but not limited to: (1) requiring a one-time transition tax on certain unremitted earnings of foreign subsidiaries that may be payable over eight years; (2) bonus depreciation that will allow for a full expensing of qualified property; (3) reduction of the federal corporate tax rate from 35% to 21%; (4) a new provision designed to tax global intangible low-taxed income (‘GILTI’), which allows for the possibility of using foreign tax credits (‘FTCs’) and a deduction of up to 50% to offset the income tax liability (subject to some limitations); (5) a new limitation on deductible interest expense; (6) limitations on the deductibility of certain executive compensation; (7) limitations on the use of FTCs to reduce the U.S. income tax liability; (8) the creation of the base erosion anti-abuse tax (‘BEAT’), a new minimum tax; and (9) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries.
Also on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (‘SAB 118’), which provides guidance on accounting for the tax effects of the U.S. Tax Reform. SAB 118 provides for a measurement period that should not extend beyond one year from the U.S. Tax Reform enactment date for companies to complete the accounting under Accounting Standards Codification (‘ASC’) 740, Income Taxes (‘ASC 740’). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of U.S. Tax Reform for which the accounting under ASC 740 is complete. Adjustments to incomplete and unknown amounts will be recorded and disclosed prospectively during the measurement period. To the extent that a company’s accounting for certain income tax effects of U.S. Tax Reform is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of U.S. Tax Reform.
At December 31, 2017, there are no material elements of U.S. Tax Reform for which the Company’s accounting is complete. While the Company's accounting for the following elements of U.S. Tax Reform is incomplete, the Company was able to make reasonable estimates of certain effects. Accordingly, the Company recorded provisional adjustments for the following significant items:
Reduction of the federal corporate tax rate – Beginning January 1, 2018, the Company’s U.S. income will be taxed at a 21% federal corporate tax rate. Under ASC 740, deferred tax assets and liabilities must be recalculated as of the enactment date using current tax laws and rates expected to be in effect when the deferred tax items reverse in future periods, which is 21%. Consequently, the Company has recorded a provisional decrease in its net deferred tax liabilities of $208 million, with a corresponding deferred income tax benefit of $208 million. While the Company is able to make a reasonable estimate of the impact of the reduction in the federal corporate tax rate, it may be affected by other analyses related to U.S. Tax Reform that could result in other adjustments to U.S. federal deferred tax balances, including analysis of tax amounts in other comprehensive income and any future guidance issued.
One-time transition tax – The one-time transition tax is based on the Company’s total post-1986 earnings and profits (‘E&P’) that it previously deferred from U.S. income taxes. The Company recorded a provisional amount for the one-

time transition tax liability for its foreign subsidiaries owned by U.S. corporate shareholders, resulting in an increase in U.S. federal income tax expense of $70 million and state income tax expense of $2 million. The Company has a significant number of foreign subsidiaries and therefore has not yet completed its calculation of the total post-1986 E&P as well as non-U.S. income taxes paid for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets, including trade receivables based on estimates. The Company expects to revise its estimates of E&P, non-U.S. income taxes and cash balances throughout 2018 when actual results are available. In addition, guidance may be released which could also impact these estimates.
Indefinite reinvestment assertion – Beginning in 2018, U.S. Tax Reform provides a 100% deduction for dividends received from 10-percent owned foreign corporations by U.S. corporate shareholders, subject to a one-year holding period. Although dividend income is now exempt from U.S. federal tax for U.S. corporate shareholders, companies must still account for the tax consequences of outside basis differences and other tax impacts of their investments in non-U.S. subsidiaries. As a result of U.S. Tax Reform we have analyzed our global working capital and cash requirements and the potential tax liabilities attributable to a repatriation and have determined that we may repatriate up to $219 million, the majority of which was previously deemed indefinitely reinvested. For those investments from which we were able to make a reasonable estimate of the tax effects of such repatriation, we have recorded a provisional estimate for foreign withholding and state income taxes of $1 million. In addition, we re-measured the existing deferred tax liability accrued on certain acquired Towers Watson subsidiaries and released the deferred tax liability relating to the outside basis difference. This resulted in an income tax benefit of $76 million as these foreign earnings were subject to the one-time transition tax which reduced the outside basis difference.
Bonus Depreciation – While the Company has not completed its determination of all capital expenditures that qualify for immediate expensing, for the year ended December 31, 2017, the Company recorded a provisional tax deduction of $40 million based on its current intent to fully expense all qualifying expenditures. The Company will analyze the dates all capital expenditures were placed in service or acquired and consider any future guidance within the next twelve months to finalize the deduction. This resulted in an increase of approximately $14 million to the Company's U.S. federal current income taxes receivable and a corresponding increase in its net deferred tax liabilities of approximately $14 million.
Executive compensation – Starting with compensation paid in 2018, Section 162(m) will limit the Company from deducting compensation, including performance-based compensation, in excess of $1 million paid to anyone who, starting in 2018, serves as the Chief Executive Officer or Chief Financial Officer, or who is among the three most highly compensated executive officers. The only exception to this rule is for compensation that is paid pursuant to a binding contract in effect on November 2, 2017 that would have otherwise been deductible under the prior Section 162(m) rules. Accordingly, any compensation paid in the future pursuant to new compensation arrangements entered into after November 2, 2017, even if performance-based, will count towards the $1 million deduction limit if paid to a covered executive. The Company recorded a provisional income tax expense of $8 million relating to our compensation plans not qualifying for the binding contract exception. We are in the process of obtaining additional information needed to complete our analysis of the binding contract requirement on the various compensation plans to determine the full impact of the law change. In addition, guidance may be released which could also impact our estimates.
The Company's accounting for the following law changes of U.S. Tax Reform is incomplete, and it is not yet able to make reasonable estimates of the effects. Therefore, no provisional adjustment was recorded.
GILTI – U.S. Tax Reform creates a new requirement that certain income (i.e., GILTI) earned by controlled foreign corporations (‘CFCs’) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s ‘net CFC tested income’ over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. Because of the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of U.S. Tax Reform and the application of ASC 740. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the ‘period cost method’) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the ‘deferred method’). The Company’s selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing its global income of its CFCs to determine whether it expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Because whether the Company expects to have future U.S. inclusions in taxable income related to GILTI depends on not only its current structure and estimated future results of global operations but also its intent and ability to modify its structure and/or its business, the Company is not yet able to reasonably estimate the effect of this provision of U.S. Tax Reform. Therefore, it has not made any adjustments related to potential GILTI tax in its consolidated financial statements and has not made a policy decision.

Valuation allowances – The Company must assess whether valuation allowances assessments are affected by various aspects of U.S. Tax Reform (e.g., limitation on net interest expense in excess of 30% of adjusted taxable income). As of December 31, 2017, no changes to valuation allowances have been recorded as a result of U.S. Tax Reform.
Restructuring Programs
Operational Improvement Program
In April 2014, Legacy Willis announced a multi-year operational improvement program designed to strengthen its client service capabilities and deliver future cost savings. The main elements of the program, which was completed during 2017, included: moving more than 3,500 support roles from higher cost locations to facilities in lower cost locations; net workforce reductions in support positions; lease consolidation in real estate; and information technology systems simplification and rationalization.
The Company is expecting to deliver $325 million of annual cost savings beginning in 2018. To achieve these savings, it has incurred cumulative restructuring charges of $441 million for the program since it began in the second quarter of 2014.
An analysis of cumulative restructuring costs recognized for the Operational Improvement Program from its commencement through the year ended December 31, 2017 by segment is as follows:

	HCB	CRB	IRR	BDA	Corporate	Total
	(in millions)
2014
Termination benefits	$—	$15	$1	$—	$—	$16
Professional services and other (i)	—	3	—	—	17	20
2015
Termination benefits	$2	$24	$7	$—	$3	$36
Professional services and other (i)	1	57	2	—	30	90
2016
Termination benefits	$1	$18	$3	$—	$1	$23
Professional services and other (i)	1	81	4	—	36	122
2017
Termination benefits	$—	$25	$4	$—	$19	$48
Professional services and other (i)	3	63	6	—	14	86
Total
Termination benefits	$3	$82	$15	$—	$23	$123
Professional services and other (i)	5	204	12	—	97	318
Total	$8	$286	$27	$—	$120	$441
____________________

(i)	Other includes salary and benefits, premises, and other expenses incurred to support the ongoing management and facilitation of the programs.
Business Restructuring Program
In the second quarter of 2016, we began planning targeted staffing reductions in certain portions of the business due to a reduction in business demand or change in business focus (hereinafter referred to as the Business Restructure Program). The main element of the program included workforce reductions, and was completed in 2016.

Restructuring costs related to the Business Restructuring Program for the year ended December 31, 2016 by segment are as follows:

	HCB	CRB	IRR	BDA	Corporate	Total
	(in millions)
2016
Termination benefits	$32	$8	$3	$1	$1	$45
Professional services and other (i)	3	—	—	—	—	3
Total	$35	$8	$3	$1	$1	$48
____________________

(i)	Other includes salary and benefits, premises, and other expenses incurred to support the ongoing management and facilitation of the programs.
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
The Company recognizes deferred tax balances related to the undistributed earnings of subsidiaries when the Company expects that it will recover those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of the investments. Beginning in 2016, as a result of our plan to restructure or distribute accumulated earnings of certain acquired Towers Watson foreign operations, we accrued deferred taxes on the historical and current year earnings of those subsidiaries.  The historical cumulative earnings of our other subsidiaries had been reinvested indefinitely and therefore we had not provided deferred tax liabilities on these amounts. As a result of U.S. Tax Reform we have analyzed our global working capital and cash requirements and the potential tax liabilities attributable to a repatriation. For those investments from which we were able to make a reasonable estimate of the tax effects of such repatriation, we have recorded a provisional estimate for foreign withholding and state income taxes. In addition, we re-measured the existing deferred tax liability accrued on certain acquired Towers Watson subsidiaries and released the deferred tax liability relating to the outside basis difference.  If future events, including material changes in estimates of cash, working capital, long-term investment requirements or additional guidance relating to U.S. Tax Reform necessitate that these earnings be distributed, an additional provision for income and foreign withholding taxes, net of credits, may be necessary. Other potential sources of cash may be through the settlement of intercompany loans or return of capital distributions in a tax-efficient manner.
Events that could change the historical cash flow dynamics discussed above include significant changes in operating results, potential future acquisitions or divestitures, material changes in geographic sources of cash, unexpected adverse impacts from litigation or regulatory matters, or future pension funding during periods of severe downturn in the capital markets.
During the year ended December 31, 2017, we (i) entered into a $1.25 billion revolving credit facility to replace our previous $800 million revolving credit facility. Borrowings against the $1.25 billion facility of $409 million and €45 million were used to repay all outstanding borrowings against the $800 million facility and the 7-year term loan due July 23, 2018; (ii) repaid our 6.200% senior notes due 2017 totaling $407 million, including accrued interest; and (iii) completed an offering of $650 million of 3.600% Senior Notes due 2024. Net proceeds of $644 million were used to pay down amounts outstanding under our revolving credit facility and for general corporate purposes.
Cash and Cash Equivalents
Our cash and cash equivalents at December 31, 2017 totaled $1.0 billion, compared to $870 million at December 31, 2016. The increase in cash from December 31, 2016 to December 31, 2017 was primarily due to the strengthening of various currencies against the U.S. dollar, particularly the Pound sterling and Euro and less net debt payments made in the current year.
Additionally, at December 31, 2017, $362 million was available to draw against our $1.25 billion revolving credit facility as compared to $557 million, which was available to draw against our previous $800 million revolving credit facility at December 31, 2016.

Included within cash and cash equivalents at December 31, 2017 and December 31, 2016 are amounts held for regulatory capital adequacy requirements, including $90 million and $87 million, respectively, held within our regulated U.K. entities.
Summarized Consolidated Cash Flows
The following table presents the summarized consolidated cash flow information for the years ended:

	Years ended December 31,
	2017	2016	2015
	(in millions)
Net cash from/(used in):
Operating activities	$862	$933	$244
Investing activities	(335)	195	(943)
Financing activities	(479)	(775)	640
INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	48	353	(59)
Effect of exchange rate changes on cash and cash equivalents	112	(15)	(44)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	870	532	635
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,030	$870	$532
Cash Flows From Operating Activities
Cash flows from operating activities were $862 million for 2017, compared to cash flows from operating activities of $933 million for 2016. The $862 million net cash from operating activities for 2017 included net income of $592 million, adjusted for $548 million of non-cash adjustments, partially offset by changes in operating assets and liabilities of $278 million. The $548 million non-cash adjustments primarily include depreciation, amortization, and the benefit from deferred income taxes. The $71 million decrease in cash from operations in 2017 compared to 2016 primarily resulted from changes in working capital and higher discretionary compensation payments made in 2017 for the 2016 compensation cycle. These discretionary compensation payments were lower in 2016 because they included only a partial payment to Legacy Towers Watson colleagues due to the timing of the Merger.
Cash flows from operating activities were $933 million for 2016, compared to cash flows of from operating activities of $244 million for 2015. The $933 million net cash from operating activities for 2016 included net income of $438 million, adjusted for $590 million of non-cash adjustments, partially offset by changes in operating assets and liabilities of $95 million. The $590 million of non-cash adjustments primarily include depreciation, amortization, net defined benefit pension credits, share-based compensation, and the benefit from deferred income taxes. The $689 million increase in cash from operations in 2016 compared to 2015 was primarily due to cash from operations from Legacy Towers Watson and Gras Savoye.
Cash flows from operating activities for 2015 was $244 million, which included net income of $384 million, adjusted for $38 million of non-cash adjustments to reconcile net income to cash used in operating activities, offset by changes in operating assets and liabilities of $178 million.
Cash Flows (Used In)/From Investing Activities
Cash flows used in investing activities for 2017 were $335 million, largely driven by $375 million of capital expenditures and capitalized software costs.
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
Cash Flows (Used In)/From Financing Activities
Cash flows used in financing activities for 2017 were $479 million. The significant financing activities included the payment of $177 million related to the cancellation of Towers Watson shares in connection with the settlement of the Merger-related appraisal demand lawsuit (consisting of the portion of the settlement equal to the value of consideration that would have been due to the shareholders at the closing of the Merger if they had exchanged their shares; see Part II, Item 8. Note 13 - Commitments and Contingencies - Legal Proceedings for additional information), share repurchases of $532 million and dividend payments of $277 million, which were partially offset by net borrowings of $580 million.
Net cash used in financing activities in 2016 was $775 million. The primary drivers during the period were debt issuance of $2.0 billion, debt repayments of $1.9 billion, net payments on the revolving credit facility of $237 million, dividend payments of $199 million, and share repurchases of $396 million. The debt issuance of $2.0 billion was primarily the issuance of $450 million of senior notes due 2021, $550 million of senior notes due 2026, €540 million ($609 million) of senior notes due 2022 and a $400 million drawdown on the 1-year term loan facility. The debt repayments of $1.9 billion were primarily $300 million repayment of senior notes due 2016, $400 million repayment of Legacy Towers Watson debt and repayments of $592 million and $400 million on the 1-year term loan facility.
Net cash from financing activities in 2015 was $640 million, primarily due to $469 million net drawings on the revolving credit facility, a $592 million term loan draw down to fund the acquisition of Gras Savoye, and the issuance of shares of $131 million, partially offset by dividends paid of $277 million and repurchase of shares of $82 million.
Indebtedness
Total debt, total equity, and the capitalization ratio at December 31, 2017 and December 31, 2016 were as follows:

	December 31,
	2017	2016
	(in millions)
Long-term debt	$4,450	$3,357
Short-term debt and current portion of long-term debt	85	508
Total debt	$4,535	$3,865

Total Willis Towers Watson shareholders’ equity	$10,126	$10,065

Capitalization ratio	30.9%	27.7%
At December 31, 2017, our material mandatory debt repayments over the next twelve months consist of scheduled repayments of $85 million on our term loan maturing in 2019.
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
At December 31, 2017 and December 31, 2016, we were in compliance with all financial covenants.
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
At December 31, 2017 and 2016, we had fiduciary funds of $3.3 billion and $2.5 billion, respectively.

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
On November 10, 2016, the Company announced the board of directors approved an increase to the existing share repurchase program of $1 billion. The $1 billion increase was in addition to the remaining authority on the Legacy Willis program discussed in the preceding paragraph. At December 31, 2017, approximately $601 million remained on the current repurchase authority. The maximum number of shares that could be repurchased based on the closing price of our ordinary shares on December 31, 2017 of $150.69 was 3,986,473.
On February 23, 2018, the board of directors approved an increase to the existing share repurchase program of $400 million. The $400 million increase is in addition to the remaining authority of $601 million as of December 31, 2017.
There are no expiration dates for these repurchase plans or programs. The following table presents specified information about the Company’s repurchases of ordinary shares for the year ended December 31, 2017:

Year Ended December 31, 2017
Shares repurchased	3,797,491
Average price per share	$140.19
Aggregate repurchase cost (excluding broker costs)	$532 million
In addition to the shares reported in the table above, the Company canceled 1,415,199 Towers Watson common shares at issue in the settlement of the Merger-related appraisal demand lawsuit (see Note 13 — Commitments and Contingencies located within Item 8 in this Annual Report on Form 10-K for additional information) and an equivalent number of ordinary shares represented in the Company’s issued and outstanding share count up until the settlement date. As a result, the litigation settlement and related share cancellation had a similar impact to a share repurchase in that it reduced the number of outstanding shares of the Company. However, it did not impact the remaining authority under the share repurchase program.
Capital Commitments
The Company has no material commitments for capital expenditures. Our capital expenditures for fixed assets and software for internal use were $300 million for the year ended December 31, 2017. Expected capital expenditures for fixed assets and software for internal use are approximately $285 million for the year ended December 31, 2018. We expect cash from operations to adequately provide for these cash needs.
Dividends
Total cash dividends of $277 million were paid during the year ended December 31, 2017. In February 2018, the board of directors approved a quarterly cash dividend of $0.60 per share ($2.40 per share annualized rate), which will be paid on or about April 16, 2018 to shareholders of record as of March 31, 2018.
Off-Balance Sheet Arrangements and Contractual Obligations
Off-Balance Sheet Transactions
Apart from commitments, guarantees and contingencies, as disclosed herein and Note 13 — Commitments and Contingencies located within Item 8 of this Annual Report on Form 10-K and incorporated herein by reference, as of December 31, 2017, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, results of operations or liquidity.

Contractual Obligations
The Company’s material contractual obligations as of December 31, 2017 are as follows:

	Payments due by
	Total	2018	2019-2020	2021-2022	After 2022
	(in millions)
Debt and related interest obligations
Senior notes	$3,506	$—	$187	$1,594	$1,725
Term loans	170	85	85	—	—
Revolving $1.25 billion credit facility	884	—	—	884	—
Interest on senior notes	1,078	147	278	189	464
Total debt and related interest obligations	5,638	232	550	2,667	2,189
Operating leases	1,403	204	356	258	585
U.K. pension contractual obligations	442	76	140	120	106
Acquisition liabilities	103	101	2	—	—
Other contractual obligations (i)	95	39	12	12	32
Total contractual obligations	$7,681	$652	$1,060	$3,057	$2,912
____________________

(i)
Other contractual obligations include capital lease commitments, put option obligations and investment fund capital call obligations, the timing of which are included at the earliest point they may fall due.

Debt obligations and facilities — The Company’s material debt and related interest obligations at December 31, 2017 are shown in the above table. Mandatory repayments of debt over the next 12 months include the scheduled repayment of the current portion of the Company’s 2019 term loan. The Company also has the right, at its option, to prepay indebtedness under the credit facility without further penalty and to redeem the senior notes by paying a ‘make-whole’ premium as provided under the applicable debt instrument.
Operating Leases — We lease office space and furniture under operating lease agreements with terms typically ranging from three to twenty years. We have determined that there is not a large concentration of leases that will expire in any one fiscal year. Consequently, management anticipates that any increase in future rent expense on leases will be mainly market-driven. We also lease cars and selected computer equipment under operating lease agreements. For acquired operating leases, intangible assets or liabilities have been recognized for the difference between the contractual cash obligations and the estimated market rates at the time of acquisition. These intangibles are amortized to rent expense but do not affect our contractual cash obligations. See further discussion in Item 8, Note 13 — Commitments and Contingencies in this Annual Report on Form 10-K.
Pension Contributions — The Company has agreed with Trustees of certain plans in the U.K. to contribute deficit funding and minimum ongoing accrual of benefits funding and presented those obligations in the table above. These obligations exclude employee contributions and any potential funding level contributions, which are dependent on future funding level assessments. There are no contractual obligations for our U.S. pension plans. Our total expected contributions to all qualified pension plans, including amounts presented above, for the year ending December 31, 2018 are projected to be $150 million. Additionally, the Company expects to pay $54 million in benefits directly to participants for the year ended 2018.
Tax Related Liabilities —

•
Uncertain Tax Positions — The table above does not include liabilities for uncertain tax positions under ASC 740, Income Taxes. The settlement period for the $59 million liability, which excludes interest and penalties, cannot be reasonably estimated since it depends on the timing and possible outcomes of tax examinations with various tax authorities.

•
Transition Tax — The table above excludes a $72 million provisional transition tax payable resulting from U.S. Tax Reform. The Company can and will elect to pay this one-time tax liability over an eight-year period without interest.  The one-time transition tax cannot be reasonably estimated because the Company has a significant number of foreign subsidiaries and therefore has not yet completed its calculation of the total post-1986 E&P as well as non-U.S. income taxes paid for these foreign subsidiaries. The Company expects to revise its estimates throughout 2018 when actual results become available. Future guidance may be released which could also impact these estimates.

Guarantees, Acquisition Liabilities and Other Contractual Obligations — Information regarding guarantees and other contractual obligations and their impact on the financial statements is set forth in Item 8, Note 13 — Commitments and Contingencies in this Annual Report on Form 10-K.
Claims, Lawsuits and Other Proceedings, including Stanford Financial Group Litigation — Information regarding claims, lawsuits and other proceedings, including the Stanford Financial Group litigation, and their impact on the consolidated financial statements is set forth in Item 8, Note 13 — Commitments and Contingencies in this Annual Report on Form 10-K.
Non-GAAP Financial Measures
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
Within the measures referred to as “adjusted”, we have adjusted for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. These items include the following:

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

•	Pension settlement and curtailment gains and losses - Adjustment to remove significant pension settlement and curtailment gains and losses to better present how the Company is performing.

•	Fair value adjustment to deferred revenue - Adjustment in 2016 to normalize for the deferred revenue written down as part of the purchase accounting for the Merger.

•	Gains and losses on disposals of operations - Adjustment to remove the gain or loss resulting from disposed operations.

•
Provision for Stanford and other significant litigation - The 2016 provision for the Stanford litigation matter, which we consider to be a non-ordinary course litigation matter. We will also include other litigation matters which we believe are not representative of our core business operations.

•	Venezuelan currency devaluation - Foreign exchange losses incurred as a consequence of the Venezuelan government’s enforced changes to exchange rate mechanisms.

•
Tax effects of internal reorganizations - Relates to the U.S. income tax expense resulting from the completion of internal reorganizations of the ownership of certain businesses that reduced the investments held by our U.S.-controlled subsidiaries.

•
Tax effect of U.S.Tax Reform - Relates to the (1) U.S. income tax adjustment of deferred taxes upon the change in the federal corporate tax rate, (2) the impact of the one-time transition tax on accumulated foreign earnings net of foreign tax credits, and (3) the re-measurement of our net deferred tax liabilities associated with the U.S. tax on certain foreign earnings offset with a write-off of deferred tax assets that will no longer be realizable under U.S. Tax Reform.

•	Deferred tax valuation allowance - Adjustment to remove the effects of a release of the valuation allowance against certain U.S. deferred tax assets.

•	Gain on re-measurement of equity interests - The Company recognized a gain as a result of re-measuring its prior equity interest in Gras Savoye held before the business combination in 2015.
These non-GAAP measures are not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies. Non-GAAP measures should be considered in addition to, and not as a substitute for, the information contained within our consolidated financial statements.
The pro forma financial information for 2015 is only for Willis and Towers Watson and does not include Gras Savoye or other M&A activity on a pro forma basis.
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

•
Organic Change - Excludes both the impact of fluctuations in foreign currency exchange rates, as described above, as well as the period-over-period impact of acquisitions and divestitures. We believe that excluding transaction-related items from our U.S. GAAP financial measures provides useful supplemental information to our investors, and it is important in illustrating what our core operating results would have been had we not incurred these transaction-related items, since the nature, size and number of these transaction-related items can vary from period to period.

The constant currency and organic change results, and a reconciliation from the reported results for consolidated revenues, are included in the Consolidated Revenues section within this Form 10-K. These measures are also reported by segment in the ‘As Reported Segment Revenues’ and ‘Supplementary Pro Forma Segment Revenues’ sections within this Form 10-K.

A reconciliation of total revenues to adjusted revenues for the years ended December 31, 2017 and 2016, and a reconciliation of the reported change to the constant currency and organic changes for the year ended December 31, 2017 from the prior year is as follows:

				Components of Revenue Change(i)
	Years Ended December 31,		As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2017	2016
	($ in millions)
Total revenues	$8,202	$7,887	4%	—%	4%	—%	5%
Fair value adjustment for deferred revenue	—	58
Adjusted revenues	$8,202	$7,945	3%	—%	4%	—%	4%
____________________
(i) Components of revenue change may not add due to rounding.
A reconciliation of total revenues to adjusted revenues for the year ended December 31, 2016 and pro forma 2015, and a reconciliation of the pro forma change to the constant currency and organic changes for the year ended December 31, 2016 from the prior year is as follows:

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
Adjusted operating income is defined as income from operations adjusted for amortization, restructuring costs, transaction and integration expenses, significant litigation settlements, significant pension settlement and curtailment activity, the fair value adjustment for deferred revenue and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results.
A reconciliation of income from operations to adjusted operating income for the years ended December 31, 2017 and 2016 is as follows:

	Years Ended December 31,
	2017	2016
	(in millions)
Income from operations	$738	$551
Adjusted for certain items:
Amortization	581	591
Restructuring costs	132	193
Transaction and integration expenses	269	177
Provision for Stanford and other significant litigation	11	50
Fair value adjustment for deferred revenue	—	58
Pension settlement and curtailment gains and losses	36	—
Adjusted operating income	$1,767	$1,620

Adjusted operating income for the year ended December 31, 2017 increased to $1.8 billion, from $1.6 billion for the year ended December 31, 2016, an increase of $147 million, or 9%. Income from operations increased by $187 million, largely due to revenue growth across all segments partially offset by higher salary and benefits costs. The prior year also included settlement income of £28 million ($41 million) related to the Fine Arts, Jewellery and Specie team.
A reconciliation of income from operations to adjusted operating income for the year ended December 31, 2016 and pro forma year ended December 31, 2015 is as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015
	Willis Towers Watson	Legacy Willis	Pro Forma Towers Watson (i)	Pro Forma Willis Towers Watson
	(in millions)
Income from operations	$551	$427	338	$765
Adjusted for certain items:
Amortization	591	76	459	535
Restructuring costs	193	126	—	126
Transaction and integration expenses	177	73	(58)	15
Provision for Stanford and other significant litigation	50	70	—	70
Fair value adjustment for deferred revenue	58	—	—	—
Adjusted operating income	$1,620	$772	$739	$1,511
_____________________

(i)	Includes pro forma adjustments made in the Supplementary Pro Forma Financial Information section in this Form 10-K.
Adjusted operating income for the year ended December 31, 2016 was $1.6 billion, compared to pro forma $1.5 billion for the year ended December 31, 2015, an increase of $109 million. The increase in adjusted operating income for the year ended December 31, 2016 was primarily driven by our acquisition of Gras Savoye, the settlement with JLT of £28 million ($41 million) related to the Fine Art, Jewellery and Specie team, and the performance of our Benefits Delivery and Administration segment.
Adjusted EBITDA
We consider adjusted EBITDA to be an important financial measure, which is used to internally evaluate and assess our core operations, to benchmark our operating results against our competitors, and to evaluate and measure our performance-based compensation plans.
Adjusted EBITDA is defined as net income/(loss) adjusted for provision for/(benefit from) income taxes, interest expense, depreciation and amortization, restructuring costs, transaction and integration expenses, significant litigation settlements, significant pension settlement and curtailment activity, the fair value adjustment for deferred revenue, loss/(gain) on disposal of operations and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results.

A reconciliation of net income to adjusted EBITDA for the years ended December 31, 2017 and 2016 is as follows:

	Years Ended December 31,
	2017	2016
	(in millions)
NET INCOME	$592	$438
Benefit from income taxes	(100)	(96)
Interest expense	188	184
Depreciation	203	178
Amortization	581	591
Restructuring costs	132	193
Transaction and integration expenses	269	177
Provision for Stanford and other significant litigation	11	50
Fair value adjustment for deferred revenue	—	58
Pension settlement and curtailment gains and losses	36	—
Gain on disposal of operations	(13)	(2)
Venezuela currency devaluation	2	—
Adjusted EBITDA	$1,901	$1,771
Adjusted EBITDA for the year ended December 31, 2017 was $1.9 billion, compared to $1.8 billion for the year ended December 31, 2016, an increase of $130 million, or 7%. The increase in Adjusted EBITDA for the year ended December 31, 2017 was largely due to revenue growth across all segments partially offset by higher salary and benefits costs. The prior year also included settlement income of £28 million ($41 million) related to the Fine Arts, Jewellery and Specie team.
A reconciliation of net income to adjusted EBITDA for the year ended December 31, 2016 and pro forma year ended December 31, 2015 is as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015
	Willis Towers Watson	Legacy Willis	Pro Forma Towers Watson (i)	Pro Forma Willis Towers Watson
	(in millions)
NET INCOME	$438	$384	$268	$652
(Benefit from)/provision for income taxes	(96)	(33)	103	70
Interest expense	184	142	22	164
Depreciation	178	95	64	159
Amortization	591	76	459	535
Restructuring costs	193	126	—	126
Transaction and integration expenses	177	73	(58)	15
Provision for Stanford and other significant litigation	50	70	—	70
Fair value adjustment for deferred revenue	58	—	—	—
Gain on disposal of operations	(2)	(25)	(55)	(80)
Venezuela currency devaluation	—	30	—	30
Gain on re-measurement of equity interests	—	(59)	—	(59)
Adjusted EBITDA	$1,771	$879	$803	$1,682
____________________
(i)     Includes pro forma adjustments made in the Supplementary Pro Forma Financial Information section in this Form 10-K.
Adjusted EBITDA for the year ended December 31, 2016 was $1.8 billion, compared to pro forma $1.7 billion for the year ended December 31, 2015, an increase of $89 million. The increase in Adjusted EBITDA for the year ended December 31, 2016 was primarily driven by our acquisition of Gras Savoye, the settlement with JLT of £28 million ($41 million) related to the Fine Art, Jewellery and Specie team, and the performance of our Benefits Delivery and Administration segment.

Adjusted Net Income and Adjusted Diluted Earnings Per Share
Adjusted net income is defined as net income attributable to Willis Towers Watson adjusted for amortization, restructuring costs, transaction and integration expenses, significant litigation settlements, significant pension settlement and curtailment activity, the fair value adjustment of deferred revenue, loss/(gain) on disposal of operations and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results and the related tax effect of those adjustments, the tax effects of internal reorganizations and U.S. Tax Reform. This measure is used solely for the purpose of calculating adjusted diluted earnings per share.
Adjusted diluted earnings per share is defined as adjusted net income divided by the weighted average number of shares of common stock, diluted. Adjusted diluted earnings per share is used to internally evaluate and assess our core operations and to benchmark our operating results against our competitors.

A reconciliation of net income attributable to Willis Towers Watson to adjusted diluted earnings per share for the years ended December 31, 2017 and 2016 is as follows:

	Years Ended December 31,
	2017	2016
	($ in millions)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$568	$420
Adjusted for certain items:
Amortization	581	591
Restructuring costs	132	193
Transaction and integration expenses	269	177
Provision for Stanford and other significant litigation	11	50
Fair value adjustment for deferred revenue	—	58
Pension settlement and curtailment gains and losses	36	—
Gain on disposal of operations	(13)	(2)
Venezuela currency devaluation	2	—
Tax effect on certain items listed above (i)	(275)	(320)
Tax effects of internal reorganizations	48	—
Tax effect of U.S. Tax Reform	(204)	—
Deferred tax valuation allowance	—	(69)
Adjusted net income	$1,155	$1,098

Weighted average shares of common stock — diluted (millions of shares)	136	138

Diluted earnings per share, as reported from operations	$4.18	$3.04
Adjusted for certain items:
Amortization	4.28	4.28
Restructuring costs	0.97	1.40
Transaction and integration expenses	1.98	1.28
Provision for Stanford and other significant litigation	0.08	0.36
Fair value adjustment for deferred revenue	—	0.42
Pension settlement and curtailment gains and losses	0.27	—
Gain on disposal of operations	(0.09)	(0.01)
Venezuela currency devaluation	0.01	—
Tax effect on certain items listed above (i)	(2.02)	(2.31)
Tax effects of internal reorganizations	0.35	—
Tax effect of U.S. Tax Reform	(1.50)	—
Deferred tax valuation allowance	—	(0.50)
Adjusted diluted earnings per share	$8.51	$7.96
____________________

(i)	The tax effect was calculated using an effective tax rate for each item.
Our adjusted diluted earnings per share increased for the year ended December 31, 2017 as compared to the prior year primarily due to revenue growth across all segments partially offset by higher salary and benefits costs. The prior year also included settlement income of £28 million ($41 million) related to the Fine Arts, Jewellery and Specie team.

A reconciliation of net income attributable to Willis Towers Watson to adjusted diluted earnings per share for the years ended December 31, 2016 and 2015 is as follows:

	Year Ended December 31,
	2016	2015 (ii)
	Willis Towers Watson	Legacy Willis
	(in millions, except per share amounts)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$420	$373
Adjusted for certain items:
Amortization	591	76
Restructuring costs	193	126
Transaction and integration expenses	177	73
Provision for Stanford and other significant litigation	50	70
Fair value adjustment for deferred revenue	58	—
Gain on disposal of operations	(2)	(25)
Venezuela currency devaluation	—	30
Gain on re-measurement of equity interests	—	(59)
Tax effect on certain items listed above (i)	(320)	(83)
Deferred tax valuation allowance	(69)	(96)
Adjusted net income	$1,098	$485

Weighted average shares of common stock — diluted (millions of shares)	138	69

Diluted earnings per share, as reported from operations	$3.04	$5.41
Adjusted for certain acquisition related items:
Amortization	4.28	1.10
Restructuring costs	1.40	1.83
Transaction and integration expenses	1.28	1.06
Provision for Stanford and other significant litigation	0.36	1.01
Fair value adjustment for deferred revenue	0.42	—
Gain on disposal of operations	(0.01)	(0.36)
Venezuela currency devaluation	—	0.43
Gain on re-measurement of equity interests	—	(0.86)
Tax effect on certain items listed above (i)	(2.31)	(1.20)
Deferred tax valuation allowance	(0.50)	(1.39)
Adjusted diluted earnings per share	$7.96	$7.03
____________________

(i)	The tax effect was calculated using the statutory tax rate applicable to the item being adjusted for in the jurisdiction from which each adjustment arises.

(ii)
We have not presented this measure on a comparative pro forma basis because it is not practical to present the 2015 adjusted income tax effects on a pro forma basis, as making tax-effected non-GAAP adjustments on a proforma basis would be highly speculative in nature.

Adjusted Income Before Taxes and Adjusted Income Taxes/Tax Rate
Adjusted income before taxes is defined as income from operations before income taxes and interest in earnings of associates adjusted for amortization, restructuring costs, transaction and integration expenses, significant litigation settlements, significant pension settlement and curtailment activity, the fair value adjustment of deferred revenue, (gain)/loss on disposal of operations and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results. Adjusted income before taxes is used solely for the purpose of calculating the adjusted income tax rate.
Adjusted income taxes/tax rate is defined as the provision for/(benefit from) income taxes adjusted for taxes on certain items of amortization, restructuring costs, transaction and integration expenses, significant litigation settlements, significant pension settlement and curtailment activity, the fair value adjustment for deferred revenue, loss/(gain) on disposal of operations, tax effects of internal reorganizations and U.S. Tax Reform, and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results, divided by adjusted income before taxes. Adjusted income taxes is used solely for the purpose of calculating the adjusted income tax rate.
Management believes the adjusted income tax rate presents a rate that is more closely aligned to the rate we would incur if not for the reduction of pre-tax income for the adjusted items, the tax effects of our internal reorganizations and the tax effect of U.S. Tax Reform, which are not core to our current and future operations.
Reconciliations of income from operations before income taxes and interest in earnings of associates to adjusted income before taxes and provision for/(benefit from) income taxes to adjusted income taxes for the years ended December 31, 2017 and 2016 are as follows:

	Years Ended December 31,
	2017	2016 (ii)
	($ in millions)
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	$489	$340
Adjusted for certain items:
Amortization	581	591
Restructuring costs	132	193
Transaction and integration expenses	269	177
Provision for Stanford and other significant litigation	11	50
Fair value adjustment for deferred revenue	—	58
Pension settlement and curtailment gains and losses	36	—
Gain on disposal of operations	(13)	(2)
Venezuela currency devaluation	2	—
Adjusted income before taxes	$1,507	$1,407

Benefit from income taxes	$(100)	$(96)
Tax effect on certain items listed above(i)	275	320
Tax effects of internal reorganizations	(48)	—
Tax effect of U.S. Tax Reform	204	—
Deferred tax valuation allowance	—	69
Adjusted income taxes	$331	$293

U.S. GAAP tax rate	(20.5)%	(28.1)%
Adjusted income tax rate	21.9%	20.8%
____________________
(i) The tax effect was calculated using an effective tax rate for each item.
(ii) We have not presented this measure on a comparative basis with 2015 because it is not practical to present the 2015 adjusted income tax rate on a pro forma basis, as making tax-effected non-GAAP adjustments on a proforma basis would be highly speculative in nature.
Our adjusted income tax rates were 21.9% and 20.8% for the years ended December 31, 2017 and 2016, respectively. The lower adjusted tax rate for the year ended December 31, 2016 was primarily due to a prior year tax benefit resulting from an enacted statutory tax rate reduction in the U.K.
Free Cash Flow
Free cash flow is defined as cash flows from operating activities less cash used to purchase fixed assets and software for internal use and is used to evaluate our liquidity.

Reconciliations of cash flows from operating activities to free cash flow for the years ended December 31, 2017, 2016 and 2015 are as follows:

	Years ended December 31,
	2017	2016(i)	2015(i)
	(in millions)
Cash flows from operating activities	$862	$933	$244
Less: Additions to fixed assets and software for internal use	(300)	(218)	(146)
Free Cash Flow	$562	$715	$98
__________________________

(i)
As a result of the adoption of ASU 2016-09, cash flows from operating activities for the years ended December 31, 2016 and 2015 increased by $13 million and $1 million, respectively, increasing free cash flow by the same amount. See Item 8, Note 2 - Basis of Presentation and Significant Accounting Policies of this Form 10-K report for a further discussion of this change.

The decrease in free cash flows in 2017 as compared to 2016 primarily resulted from higher capital expenditures and higher discretionary compensation payments made in 2017 for the 2016 compensation cycle. These discretionary compensation payments were lower in 2016 because they included only a partial payment to Legacy Towers Watson colleagues due to the timing of the Merger.
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
Income Taxes
The Company recognizes deferred tax assets and liabilities for the estimated future tax consequences of events attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and capital loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in the statement of comprehensive income in the period in which the change is enacted. Deferred tax assets are reduced through the establishment of a valuation allowance at such time as, based on available evidence, it is more likely than not that the deferred tax assets will not be realized. The Company adjusts valuation allowances to measure deferred tax assets at the amount considered realizable in future periods if the Company’s facts and assumptions change. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and the results of recent financial operations. We place more reliance on evidence that is objectively verifiable.
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
Descriptions of our U.S. and U.K. plans, which comprise 91% of our projected benefit obligations and 93% of our plan assets, are below:
United States
Legacy Willis – This plan was frozen in 2009. Approximately one-quarter of the Legacy Willis employees in the United States have a frozen accrued benefit under this plan.
Willis Towers Watson Plan – Substantially all U.S. employees are eligible to participate in this plan. Benefits are provided under a stable value pension plan design. The original stable value design came into effect on January 1, 2012. As of July 1, 2017, existing plan participants earn benefits without having to make employee contributions, and all newly eligible employees are required to contribute 2% of pay to participate in the plan.
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
We recorded a combined $113 million net periodic benefit income for our U.S. and U.K. plans for the year ended December 31, 2017. For the U.S. and U.K. plans, the following table presents our estimated net periodic benefit income for 2018 and the impact to both plans of a 0.25% increase and decrease to both the expected return on assets (‘EROA’) and the discount rate assumptions, and the projected benefit obligations as of December 31, 2017 and the impact of a 0.25% increase and decrease to the discount rates:

	Totals - current estimates	Impact of 0.25% change to EROA		Impact of 0.25% change to discount rate
		Increase	Decrease	Increase	Decrease
Estimated 2018 (income):
U.S. Plans	$(56)	$(9)	$9	$2	$3
U.K. Plans	$(164)	$(12)	$12	$(9)	$11
Projected benefit obligation at December 31, 2017:
U.S. Plans	$4,476	N/A	N/A	$(139)	$146
U.K. Plans	$4,165	N/A	N/A	$(190)	$203
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
Goodwill is tested at the reporting unit level, and the Company had nine reporting units as of October 1, 2017.
During fiscal year 2017, the Company performed Step 1 of the two-step impairment test for all reporting units. Each of the reporting units' estimated fair values were in excess of their carrying values. To perform the test, we used valuation techniques to estimate the fair value of a reporting unit that fall under income or market approaches. Under the discounted cash flow method, an income approach, the business enterprise value is determined by discounting to present value the terminal value which is calculated using debt-free after-tax cash flows for a finite period of years. Key estimates in this approach were internal financial projection estimates prepared by management, business risk, and expected rates of return on capital. The guideline company method, a market approach, develops valuation multiples by comparing our reporting units to similar publicly traded companies. Key estimates and selection of valuation multiples rely on the selection of similar companies, obtaining estimates of forecast revenues and EBITDA estimates for the similar companies and selection of valuation multiples as they apply to the reporting unit characteristics. Under the similar transactions method, a market approach, actual transaction prices and operating data from companies deemed reasonably similar to the reporting units is used to develop valuation multiples as an indication of how much a knowledgeable investor in the marketplace would be willing to pay for the business units.

If the Company was required to perform Step 2, we would determine the implied fair value of the reporting unit used in Step 1 to all of the assets and liabilities of that reporting unit (including any recognized or unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. Then the implied fair value of goodwill would be compared to the carrying amount of goodwill to determine if goodwill is impaired. For the year ended December 31, 2017, we did not record any impairment losses of goodwill or intangibles.
Recent Accounting Pronouncements
While we are still in the process of analyzing the various Accounting Standards Updates (‘ASU’) issued by the Financial Accounting Standards Board (‘FASB’), those which we believe will have a material impact to our financial statements are listed below. See Note 2 — Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements within Item 8 of this Form 10-K for additional information.

•	ASU No. 2014-09 ‘Revenue From Contracts With Customers’

◦	The Company has adopted the standard using the modified retrospective approach on January 1, 2018, and has applied the new standard only to contracts that are not completed as of the transition date.

◦
Certain revenue streams have accelerated revenue recognition timing. In particular, the revenue recognition for our Individual Marketplace (formerly Retiree & Access Exchanges) has moved from monthly ratable recognition over the policy period, to the recognition upon placement of the policy. Consequently, the Company will now recognize the majority of one calendar year of expected commissions during its fourth quarter of the preceding calendar year. Therefore, at the adoption date, we have reflected an adjustment to retained earnings for the portion of the revenue that would otherwise have been recognized during our 2018 calendar year since our earnings process was largely completed during the fourth quarter of 2017.

◦
Additionally, the revenue recognition for proportional treaty broking commissions has moved from recognition upon the receipt of the monthly or quarterly statements, to the recognition of an estimate of expected commissions upon the policy effective date. Since the majority of revenue recognized historically based on these monthly or quarterly statements was received over a two-year period, we will reflect an adjustment to retained earnings at the adoption date for the portion of revenue that would otherwise have been recognized during our 2018 calendar year related to policies effective in 2017 or prior.

◦
Revenue recognition for certain other revenue streams has changed from recognizing revenue at a point in time to recognizing revenue over time. Specifically, certain arrangements in our Health and Benefits broking business will now be recognized evenly over the year to reflect the nature of the ongoing obligations to our customers as well as receipt of the monthly commissions. These contracts are monthly or annual in nature and are considered complete as of the transition date. Therefore, no retained earnings adjustment is required.

◦
Our accounting for deferred costs will change. First, for those portions of the business that previously deferred costs (related to system implementation activities), the length of time over which we amortize those costs will extend to a longer estimated contract term. For 2017 calendar year and prior, these costs were amortized over a typical period of 3-5 years in accordance with the initial stated terms of the customer agreements. Second, other types of arrangements with associated costs now meet the criteria for cost deferral under ASC 606, Revenue from Contracts with Customers. This guidance will now apply to our broking arrangements and certain consulting engagements. We have calculated a retained earnings adjustment to reflect this cumulative change for contracts not complete as of the transition date.

◦
Although we are still finalizing the impact to retained earnings as of January 1, 2018, we expect the total range of adjustment, before the effect of taxes, to be an increase to retained earnings of $375 million to $475 million.

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
A discussion of our accounting policies for financial and derivative instruments is included in Note 2 — Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements and Note 9 — Derivative Financial Instruments within Item 8 of this Form 10-K.
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
The table below gives an approximate analysis of revenues and expenses by currency in 2017.

	U.S. dollars	Pounds sterling	Euro	Other currencies
Revenues	55%	13%	15%	17%
Expenses (i)	50%	19%	13%	18%
____________________

(i)
These percentages exclude certain expenses for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. These items include Merger-related amortization of intangible assets, restructuring costs, transaction and integration expenses, and significant pension settlements.

Our principal exposures to foreign exchange risk arise from:

•	our London market operations; and

•	translation.
London market operations
The Company’s primary foreign exchange risks in its London market operations arise from changes in the exchange rate between the U.S. dollar and Pound sterling as its London market operations earn the majority of its revenues in U.S. dollars but incurs expenses predominantly in Pounds sterling, and may also hold a significant net sterling asset or liability position on the balance sheet. In addition, the London market operations earn significant revenues in Euro and Japanese yen.
The foreign exchange risks in our London market operations are hedged to the extent that:

•
forecast Pounds sterling expenses exceed Pounds sterling revenues, in which case the Company limits its exposure to this exchange rate risk by the use of forward contracts matched to forecast Pounds sterling outflows arising in the ordinary course of business. In addition, we are also exposed to foreign exchange risk on any net Pounds sterling asset or liability position in our London market operations;

•
the U.K. operations also earn significant revenues in Euro and Japanese yen. The Company limits its exposure to changes in the exchange rate between the U.S. dollar and these currencies by the use of foreign exchange contracts matched to a proportion of forecast cash inflows in these specific currencies and periods; and

•
Miller Insurance Services LLP, which is a Pounds sterling functional entity, earns significant non-functional currency revenues, in which case the Company limits its exposure to exchange rate changes by the use of foreign exchange contracts matched to a proportion of forecast cash inflows in specific currencies and periods.

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

	Settlement date before December 31,
	2018		2019		2020
December 31, 2017	Contract amount	Average contractual exchange rate	Contract amount	Average contractual exchange rate	Contract amount	Average contractual exchange rate
	(millions)		(millions)		(millions)
Foreign currency sold
U.S. dollars sold for Pounds sterling	$392	$1.40 = £1	$236	$1.36 = £1	$91	$1.37 = £1
Euros sold for U.S. dollars	78	€1 = $1.16	47	€1 = $1.20	15	€1 = $1.23
Japanese yen sold for U.S. dollars	29	¥110.67 = $1	17	¥105.19 - $1	4	¥104.11 = $1
Euros sold for Pounds sterling	15	€1 = £1.22	9	€1 = £1.13	4	€1 = £1.10
Total	$514		$309		$114
Fair value (i)	$(25)		$3		$1
____________________

(i)
Represents the difference between the contract amount and the cash flow in U.S. dollars which would have been receivable had the foreign currency forward exchange contracts been entered into on December 31, 2017 at the forward exchange rates prevailing at that date.

Income earned within foreign subsidiaries outside of the United Kingdom is generally offset by expenses in the same local currency but the Company does have exposure to foreign exchange movements on the net income of these entities.
Interest Rate Risk
The Company has access to (i) $1.25 billion under a revolving credit facility expiring March 7, 2022, and (ii) $20 million available under another revolving credit facility which is only available for specific regulatory purposes. As of December 31, 2017, $884 million was drawn on these facilities. We are also subject to market risk from exposure to changes in interest rates based on our investing activities where our primary interest rate risk arises from changes in short-term interest rates in both U.S. dollars and Pounds sterling.
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
The table below provides information about our derivative instruments and other financial instruments that are sensitive to changes in interest rates. For interest rate swaps, the table presents notional principal amounts and average interest rates analyzed by expected maturity dates. Notional principal amounts are used to calculate the contractual payments to be exchanged under the contracts. The duration of the interest rate swaps was three years, with re-fixing periods of three months. Average fixed and variable rates are, respectively, the weighted-average actual and market rates for the interest rate hedges in place. Market rates are the rates prevailing at December 31, 2017. We have evaluated the need for a sensitivity analysis, and based on the Company's debt, we believe this to be immaterial.

	Expected to mature before December 31,
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value(i)
	($ millions, except percentages)
Fixed rate debt
Principal	—	$187	—	$950	$644	$1,725	$3,506	$3,737
Fixed rate payable	—	7.000%	—	4.684%	2.125%	4.406%	4.201%
Floating rate debt
Principal	$85	$85	—	—	$884	—	$1,054	$1,054
Variable rate payable (ii)	3.339%	3.597%	—	—	3.965%	—	3.885%
Derivatives - interest rate swaps
Notional principal	—	$300	—	—	—	—	$300	—
Fixed rate receivable	—	1.167%	—	—	—	—	1.167%
Variable rate payable	—	0.567%	—	—	—	—	0.567%
____________________

(i)	Represents the net present value of the expected cash flows discounted at current market rates of interest or quoted market rates as appropriate.

(ii)	Represents the estimated interest rate payable.
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
Concentrations of credit risk with respect to receivables are limited due to the large number of clients and markets in which the Company does business, as well as the dispersion across many geographic areas. Management does not believe significant risk exists in connection with the Company’s concentrations of credit as of December 31, 2017.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WILLIS TOWERS WATSON
INDEX TO FORM 10-K
For the year ended December 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
Willis Towers Watson Public Limited Company

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Willis Towers Watson Public Limited Company and subsidiaries (the “Company”) as of December 31, 2017, the related consolidated statements of comprehensive income, changes in equity and cash flows for the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
Philadelphia, PA
February 28, 2018

We have served as the Company’s auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
Willis Towers Watson Public Limited Company
Dublin, Ireland

We have audited, before the effects of the adjustments to retrospectively apply the changes in accounting discussed in Note 2 and before the effects of the retrospective adjustments to the disclosures for a change in the composition of reportable segments discussed in Note 4 to the consolidated financial statements, the consolidated balance sheet of Willis Towers Watson Public Limited Company and subsidiaries (the “Company”) as of December 31, 2016, and the related consolidated statements of comprehensive income, changes in equity, and cash flows for the years ended December 31, 2016 and 2015 (the 2016 and 2015 consolidated financial statements before the effects of the adjustments discussed in Notes 2 and 4 to the consolidated financial statements are not presented herein). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such 2016 and 2015 consolidated financial statements, before the effects of the adjustments to retrospectively apply the changes in accounting discussed in Note 2 and before the effects of the retrospective adjustments to the disclosures for a change in the composition of reportable segments discussed in Note 4 to the consolidated financial statements, present fairly, in all material respects, the financial position of Willis Towers Watson Public Limited Company and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the years ended December 31, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.
We were not engaged to audit, review or apply any procedures to the adjustments to retrospectively apply the changes in accounting discussed in Note 2 or to the retrospective adjustments to the disclosures for a change in the composition of reportable segments discussed in Note 4 to the consolidated financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

/s/ Deloitte LLP
London, United Kingdom
March 1, 2017

WILLIS TOWERS WATSON
Consolidated Statements of Comprehensive Income
(In millions of U.S. dollars, except per share data)

	Years ended December 31,
	2017	2016	2015
Revenues
Commissions and fees	$8,116	$7,778	$3,809
Interest and other income	86	109	20
Total revenues	8,202	7,887	3,829
Costs of providing services
Salaries and benefits	4,745	4,646	2,303
Other operating expenses	1,534	1,551	718
Depreciation	203	178	95
Amortization	581	591	76
Restructuring costs	132	193	126
Transaction and integration expenses	269	177	84
Total costs of providing services	7,464	7,336	3,402
Income from operations	738	551	427
Interest expense	188	184	142
Other expense/(income), net	61	27	(55)
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	489	340	340
Benefit from income taxes	(100)	(96)	(33)
INCOME FROM OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	589	436	373
Interest in earnings of associates, net of tax	3	2	11
NET INCOME	592	438	384
Income attributable to non-controlling interests	(24)	(18)	(11)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$568	$420	$373

EARNINGS PER SHARE (i)
Basic earnings per share	$4.21	$3.07	$5.49
Diluted earnings per share	$4.18	$3.04	$5.41

Cash dividends declared per share (i)	$2.12	$1.92	$3.28

NET INCOME	$592	$438	$384
Other comprehensive income/(loss), net of tax:
Foreign currency translation	$295	$(353)	$(133)
Defined pension and post-retirement benefits	14	(439)	180
Derivative instruments	75	(75)	(28)
Other comprehensive income/(loss), net of tax, before non-controlling interests	384	(867)	19
Comprehensive income/(loss) before non-controlling interests	976	(429)	403
Comprehensive (income)/loss attributable to non-controlling interests	(37)	2	(1)
Comprehensive income/(loss) attributable to Willis Towers Watson	$939	$(427)	$402
____________________

(i)
Basic and diluted earnings per share and cash dividends declared per share, for the year ended December 31, 2015 have been retroactively adjusted to reflect the reverse stock split on January 4, 2016. See Note 3 — Merger, Acquisitions and Divestitures for further details.

See accompanying notes to the consolidated financial statements

WILLIS TOWERS WATSON
Consolidated Balance Sheets
(In millions of U.S. dollars, except share data)

	December 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$1,030	$870
Fiduciary assets	12,155	10,505
Accounts receivable, net	2,246	2,080
Prepaid and other current assets	430	337
Total current assets	15,861	13,792
Fixed assets, net	985	839
Goodwill	10,519	10,413
Other intangible assets, net	3,882	4,368
Pension benefits assets	764	488
Other non-current assets	447	353
Total non-current assets	16,597	16,461
TOTAL ASSETS	$32,458	$30,253
LIABILITIES AND EQUITY
Fiduciary liabilities	$12,155	$10,505
Deferred revenue and accrued expenses	1,711	1,481
Short-term debt and current portion of long-term debt	85	508
Other current liabilities	804	876
Total current liabilities	14,755	13,370
Long-term debt	4,450	3,357
Liability for pension benefits	1,259	1,321
Deferred tax liabilities	615	864
Provision for liabilities	558	575
Other non-current liabilities	544	532
Total non-current liabilities	7,426	6,649
TOTAL LIABILITIES	22,181	20,019
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NON-CONTROLLING INTEREST	28	51
EQUITY (i)
Additional paid-in capital	10,538	10,596
Retained earnings	1,104	1,452
Accumulated other comprehensive loss, net of tax	(1,513)	(1,884)
Treasury shares, at cost, 17,519 in 2017 and 795,816 in 2016, and 40,000 shares, €1 nominal value, in 2017 and 2016	(3)	(99)
Total Willis Towers Watson shareholders’ equity	10,126	10,065
Non-controlling interests	123	118
Total equity	10,249	10,183
TOTAL LIABILITIES AND EQUITY	$32,458	$30,253
____________________

(i)
Equity includes (a) Ordinary shares $0.000304635 nominal value; Authorized 1,510,003,775; Issued 132,139,581 (2017) and 137,075,068 (2016); Outstanding 132,139,581 (2017) and 136,296,771 (2016); (b) Ordinary shares, €1 nominal value; Authorized and Issued 40,000 shares in 2017 and 2016; and (c) Preference shares, $0.000115 nominal value; Authorized 1,000,000,000 and Issued none in 2017 and 2016.

See accompanying notes to the consolidated financial statements

WILLIS TOWERS WATSON
Consolidated Statements of Cash Flows
(In millions of U.S. dollars)

	Years ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$592	$438	$384
Adjustments to reconcile net income to total net cash from operating activities:
Depreciation	252	178	95
Amortization	581	591	76
Net periodic benefit of defined benefit pension plans	(91)	(93)	(78)
Provision for doubtful receivables from clients	17	36	5
Benefit from deferred income taxes	(285)	(244)	(99)
Share-based compensation	67	123	64
Non-cash foreign exchange loss/(gain)	77	(28)	73
Net gain on disposal of operations and fixed and intangible assets and gain on re-measurement of equity interests	(13)	—	(90)
Other, net	(57)	27	(8)
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable	(64)	(101)	(155)
Fiduciary assets	(1,167)	(249)	(508)
Fiduciary liabilities	1,167	249	508
Other assets	(128)	(233)	(5)
Other liabilities	(51)	174	(61)
Provisions	(35)	65	43
Net cash from operating activities	862	933	244
CASH FLOWS (USED IN)/FROM INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	(300)	(218)	(146)
Capitalized software costs	(75)	(85)	—
Acquisitions of operations, net of cash acquired	(13)	476	(857)
Net disposals of operations	57	(1)	44
Other, net	(4)	23	16
Net cash (used in)/from investing activities	(335)	195	(943)
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net borrowings/(payments) on revolving credit facility	642	(237)	469
Senior notes issued	649	1,606	—
Proceeds from issuance of other debt	32	404	592
Debt issuance costs	(9)	(14)	(5)
Repayments of debt	(734)	(1,901)	(166)
Repurchase of shares	(532)	(396)	(82)
Proceeds from issuance of shares	61	63	131
Payments for share cancellation related to legal settlement	(177)	—	—
Payments of deferred and contingent consideration related to acquisitions	(65)	(67)	—
Cash paid for employee taxes on withholding shares	(18)	(13)	(1)
Dividends paid	(277)	(199)	(277)
Acquisitions of and dividends paid to non-controlling interests	(51)	(21)	(21)
Net cash (used in)/from financing activities	(479)	(775)	640
INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	48	353	(59)
Effect of exchange rate changes on cash and cash equivalents	112	(15)	(44)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	870	532	635
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,030	$870	$532

See accompanying notes to the consolidated financial statements

WILLIS TOWERS WATSON
Consolidated Statements of Changes in Equity
(In millions of U.S. dollars and number of shares in thousands)

	Shares outstanding (i)	Additional paid-in capital	Retained earnings	Treasury shares	AOCL (ii)	Total WTW shareholders’ equity	Non-controlling interests	Total equity	Redeemable Non-controlling interest (iii)	Total
Balance as of January 1, 2015	67,460	$1,524	$1,530	$(3)	$(1,066)	$1,985	$22	$2,007	$59
Shares repurchased	(646)	—	(82)	—	—	(82)	—	(82)	—
Net income	—	—	373	—	—	373	8	381	3	$384
Dividends	—	—	(224)	—	—	(224)	(11)	(235)	(5)
Other comprehensive income/(loss)	—	—	—	—	29	29	(6)	23	(4)	$19
Issuance of shares under employee stock compensation plans	1,811	128	—	—	—	128	—	128	—
Share-based compensation	—	64	—	—	—	64	—	64	—
Additional non-controlling interests	—	(53)	—	—	—	(53)	118	65	—
Foreign currency translation	—	9	—	—	—	9	—	9	—
Balance as of December 31, 2015	68,625	$1,672	$1,597	$(3)	$(1,037)	$2,229	$131	$2,360	$53
Shares repurchased	(3,170)	—	(300)	(96)	—	(396)	—	(396)	—
Net income	—	—	420	—	—	420	11	431	7	$438
Dividends	—	—	(265)	—	—	(265)	(9)	(274)	(5)
Other comprehensive loss	—	—	—	—	(847)	(847)	(16)	(863)	(4)	$(867)
Issuance of shares under employee stock compensation plans	1,342	66	—	—	—	66	—	66	—
Issuance of shares for acquisitions	69,500	8,686	—	—	—	8,686	—	8,686	—
Replacement share-based compensation awards issued on acquisition	—	37	—	—	—	37	—	37	—
Share-based compensation	—	123	—	—	—	123	—	123	—
Additional non-controlling interests	—	7	—	—	—	7	1	8	—
Foreign currency translation	—	5	—	—	—	5	—	5	—
Balance as of December 31, 2016	136,297	$10,596	$1,452	$(99)	$(1,884)	$10,065	$118	$10,183	$51
(Continued)

WILLIS TOWERS WATSON
Consolidated Statements of Changes in Equity
(In millions of U.S. dollars and number of shares in thousands)
(Continued)

	Shares outstanding (i)	Additional paid-in capital	Retained earnings	Treasury shares	AOCL (ii)	Total WTW shareholders’ equity	Non-controlling interests	Total equity	Redeemable Non-controlling interest (iii)	Total
Adoption of ASU 2016-16 (See Note 2)	—	—	(3)	—	—	(3)	—	(3)	—
Shares repurchased	(3,797)	—	(532)	—	—	(532)	—	(532)	—
Shares canceled	(1,415)	(177)	(96)	96	—	(177)	—	(177)	—
Net income	—	—	568	—	—	568	16	584	8	$592
Dividends	—	—	(285)	—	—	(285)	(15)	(300)	(3)
Other comprehensive income	—	—	—	—	371	371	7	378	6	$384
Issuance of shares under employee stock compensation plans	1,055	62	—	—	—	62	—	62	—
Share-based compensation	—	67	—	—	—	67	—	67	—
Acquisition of non-controlling interests	—	—	—	—	—	—	(3)	(3)	(34)
Foreign currency translation	—	(10)	—	—	—	(10)	—	(10)	—
Balance as of December 31, 2017	132,140	$10,538	$1,104	$(3)	$(1,513)	$10,126	$123	$10,249	$28
_____________________________________________

(i)
The nominal value of the ordinary shares and the number of ordinary shares issued in the year ended December 31, 2015 have been retroactively adjusted to reflect the reverse stock split on January 4, 2016. See Note 3 —Merger, Acquisitions and Divestitures for further details.

(ii)	Accumulated other comprehensive loss, net of tax (‘AOCL’).

(iii)	The non-controlling interest is related to Max Matthiessen Holding AB.

See accompanying notes to the consolidated financial statements

WILLIS TOWERS WATSON
Notes to the Consolidated Financial Statements
(Tabular amounts are in millions of U.S. dollars, except per share data)
Note 1 — Nature of Operations
Willis Towers Watson plc is a leading global advisory, broking and solutions company that helps clients around the world turn risk into a path for growth. Willis Towers Watson has more than 43,000 employees and services clients in more than 140 countries and territories. We design and deliver solutions that manage risk, optimize benefits, cultivate talent, and expand the power of capital to protect and strengthen institutions and individuals. We believe our broad perspective allows us to see the critical intersections between talent, assets and ideas - the dynamic formula that drives business performance.
We offer our clients a broad range of services to help them identify and control their risks, and to enhance business performance by improving their ability to attract, retain and engage a talented workforce. Our risk control services range from strategic risk consulting (including providing actuarial analysis), to a variety of due diligence services, to the provision of practical on-site risk control services (such as health and safety or property loss control consulting), as well as analytical and advisory services (such as hazard modeling and reinsurance optimization studies). We assist clients in planning how to manage incidents or crises when they occur. These services include contingency planning, security audits and product tampering plans. We help our clients enhance their business performance by delivering consulting services, technology and solutions that help them anticipate, identify and capitalize on emerging opportunities in human capital management as well as investment advice to help our clients develop disciplined and efficient strategies to meet their investment goals.
As an insurance broker, we act as an intermediary between our clients and insurance carriers by advising our clients on their risk management requirements, helping them determine the best means of managing risk and negotiating and placing insurance with insurance carriers through our global distribution network. We operate the largest private Medicare exchange in the United States (‘U.S.’). Through this exchange and those for active employees, we help our clients move to a more sustainable economic model by capping and controlling the costs associated with healthcare benefits.
We are not an insurance company, and therefore we do not underwrite insurable risks for our own account.
The Merger with Towers Watson that closed on January 4, 2016 affects the comparability between 2015 and the later periods presented. See Note 3 — Merger, Acquisitions and Divestitures for additional information.
Note 2 — Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements
Significant Accounting Policies
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
The Company periodically reviews its investments in associates for which fair value is less than cost to determine if the decline in value is other than temporary. If the decline in value is judged to be other than temporary, the cost basis of the investment is written down to fair value. The amount of any write-down is included in the consolidated statements of comprehensive income.
Common Shares Split — On January 4, 2016, the Company effected a 1 to 2.6490 reverse share split to shareholders of record as of January 4, 2016. All share and per share information has been retroactively adjusted to reflect the reverse share split and show the new number of shares. See Note 3 — Merger, Acquisitions and Divestitures for additional information about our Merger and reverse share split.
Cash and Cash Equivalents — Cash and cash equivalents primarily consist of time deposits with original maturities of 90 days or less. Willis Limited, our U.K. brokerage subsidiary regulated by the Financial Conduct Authority, is currently required to maintain $140 million in unencumbered and available financial resources, of which at least $79 million must be in cash, for regulatory purposes. Term deposits and certificates of deposits with original maturities greater than 90 days are considered to be short-term investments. There is no restricted cash included in our cash and cash equivalents balance, as these amounts are included in fiduciary assets.
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

Income Taxes — The Company recognizes deferred tax assets and liabilities for the estimated future tax consequences of events attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and capital loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in the consolidated statement of comprehensive income in the period in which the change is enacted. Deferred tax assets are reduced through the establishment of a valuation allowance at such time as, based on available evidence, it is more likely than not that the deferred tax assets will not be realized. The Company adjusts valuation allowances to measure deferred tax assets at the amounts considered realizable in future periods if the Company’s facts and assumptions change. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and the results of recent financial operations. We place more reliance on evidence that is objectively verifiable.
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
The Company recognizes interest and penalties relating to unrecognized tax benefits within income taxes. See Note 6 — Income Taxes for additional information regarding the Company’s income taxes.
Foreign Currency — Transactions in currencies other than the functional currency of the entity are recorded at the rates of exchange prevailing at the date of the transaction. Monetary assets and liabilities in currencies other than the functional currency are translated at the rates of exchange prevailing at the balance sheet date and the related transaction gains and losses are reported as income or expense in the consolidated statements of comprehensive income. Certain intercompany loans are determined to be of a long-term investment nature. The Company records transaction gains and losses from re-measuring such loans as other comprehensive income in the consolidated statements of comprehensive income.
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
Derivatives — The Company uses derivative financial instruments for other than trading purposes to alter the risk profile of an existing underlying exposure. Interest rate swaps have been used to manage interest risk exposures. Forward foreign currency exchange contracts are used to manage currency exposures arising from future income and expenses. The fair values of derivative contracts are recorded in other assets and other liabilities. The effective portions of changes in the fair value of derivatives that qualify for hedge accounting as cash flow hedges are recorded in other comprehensive income. Amounts are reclassified from other comprehensive income into earnings when the hedged exposure affects earnings. If the derivative is designated and qualifies as an effective fair value hedge, the changes in the fair value of the derivative and of the hedged item associated with the hedged risk are both recognized in earnings. The amount of hedge ineffectiveness recognized in earnings is based on the extent to which an offset between the fair value of the derivative and hedged item is not achieved. Changes in fair value of derivatives that do not qualify for hedge accounting, together with any hedge ineffectiveness on those that do qualify, are recorded in other operating expenses or interest expense as appropriate.
The Company evaluates whether its contracts include clauses or conditions which would be required to be separately accounted for at fair value as embedded derivatives. See Note 9 — Derivative Financial Instruments for additional information about the Company’s derivatives.
Commitments, Contingencies and Provisions for Liabilities — The Company establishes provisions against various actual and potential claims, lawsuits and other proceedings relating principally to alleged errors and omissions in the ordinary course of business. Such provisions cover claims that have been reported but not paid and also unasserted claims and related legal fees. These provisions are established based on actuarial estimates together with individual case reviews and are believed to be adequate in light of current information and legal advice. In certain cases, where a range of loss exists, we accrue the minimum amount in the range if no amount within the range is a better estimate than any other amount. To the extent such losses can be recovered under the Company’s insurance programs, estimated recoveries are recorded when losses for insured events are recognized and the recoveries are likely to be realized. Significant management judgment is required to estimate the amounts of such unasserted claims and the related insurance recoveries. The Company analyzes its litigation exposure based on available information, including consultation with outside counsel handling the defense of these matters, to assess its potential liability. These contingent liabilities are not discounted. See Note 13 — Commitments and Contingencies and Note 14 — Supplementary Information for Certain Balance Sheet Accounts for additional information about our commitments, contingencies and provisions for liabilities.
Share-Based Compensation — The Company has equity-based compensation plans that provide for grants of restricted stock units and stock options to employees and non-employee directors of the Company.
The Company expenses equity-based compensation, which is included in Salaries and benefits in the consolidated statements of comprehensive income, primarily on a straight-line basis over the requisite service period. The significant assumptions underlying our expense calculations include the fair value of the award on the date of grant, the estimated achievement of any performance targets and estimated forfeiture rates. The awards under equity-based compensation are classified as equity and included as a component of equity on the Company’s consolidated balance sheets, as the ultimate payment of such awards will not be achieved through use of the Company’s cash or other assets. See Note 17 — Share-based Compensation for additional information about the Company’s share-based compensation.
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
Operating Leases —Rentals payable on operating leases are charged on a straight-line basis to Other operating expenses in the consolidated statements of comprehensive income over the lease term. See Note 13 — Commitments and Contingencies for additional information about our operating leases.
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
Acquired intangible assets are amortized over the following periods:

	Amortization basis	Expected life (years)
Client relationships	In line with underlying cash flows	5 to 20
Software	In line with underlying cash flows or straight-line basis	4 to 7
Product	In line with underlying cash flows	17.5
Trademark and trade name	Straight-line basis	14 to 25
Favorable agreements	Straight-line basis	7
Management contracts	Straight-line basis	18
Goodwill is tested for impairment annually as of October 1, and whenever indicators of impairment exist. Goodwill is tested at the reporting unit level, and the Company had nine reporting units as of October 1, 2017. In the first step of the impairment test, the fair value of each reporting unit is compared with its carrying value, including goodwill. If the carrying value of a reporting unit exceeds its fair value, the amount of an impairment loss, if any, is calculated in the second step of the impairment test by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The Company’s goodwill impairment tests for the years ended December 31, 2017 and 2016 have not resulted in any impairment charges. See Note 8 — Goodwill and Other Intangible Assets for additional information about our goodwill and other intangible assets.
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
Revenue recognized in excess of billings is recorded as unbilled accounts receivable. Cash collections in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are met. Client reimbursable expenses, including those relating to travel, other out-of-pocket expenses and any third-party costs, are included in revenue, and an equivalent amount of reimbursable expenses is included in other operating expenses as a cost of revenue. Taxes collected from customers and remitted to government authorities are recorded net and are excluded from revenue.
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

•
Non-recurring system projects. These projects are longer in duration and subject to more changes in scope as the project progresses. Certain software or outsourced administration contracts generally provide that if the client terminates a contract, we are entitled to an additional payment for services performed through termination designed to recover our up-front cost of implementation.
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
Hosted software. We have developed various software programs and technologies that we provide to clients in connection with consulting services. In most instances, such software is hosted and maintained by us and ownership of the technology and rights to the related code remain with us. We defer costs for software developed to be utilized in providing services to a client, but for which the client does not have the contractual right to take possession, during the implementation stage. We recognize these deferred costs from the go live date, signaling the end of the implementation stage, until the end of the initial term of the contract with the client. We determined that the system implementation and customized ongoing administrative services are one combined service. Revenue is recognized over the service period, after the go live date, on a straight-line basis. As a result, we do not recognize revenue during the implementation phase of an engagement.
Delivered software. We deliver software under arrangements with clients who take possession of our software. The maintenance associated with the initial software fees is a fixed percentage which enables us to determine the stand-alone value of the delivered software separate from the maintenance. We recognize the initial software fees as software is delivered to the client, and we recognize the maintenance fees ratably over the contract period based on each element’s relative fair value. For software arrangements in which initial fees are received in connection with mandatory maintenance for the initial software license to remain active, we determined that the initial maintenance period is substantive. Therefore, we recognize the fees for the initial license and maintenance bundle ratably over the initial contract term, which is generally one year. Each subsequent renewal fee is recognized ratably over the contractually stated renewal period.
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
Recent Accounting Pronouncements
Not yet adopted
In May 2014, the Financial Accounting Standards Board (‘FASB’) issued Accounting Standard Update (‘ASU’) No. 2014-09, Revenue From Contracts With Customers. The new standard supersedes most current revenue recognition guidance and eliminates most industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. Additional ASUs have since been issued which provide further guidance, examples and technical corrections for the implementation of ASU No. 2014-09. All related guidance has been codified into, and is now known as, Accounting Standards Codification (‘ASC’) 606. The guidance was effective for the Company at the beginning of its 2018 fiscal year, with early adoption permitted.
As a result of analyzing our various revenue streams to determine the full impact this standard will have on our revenue recognition, cost deferral, systems and processes, the Company has determined the following:

•	The Company has adopted the standard using the modified retrospective approach on January 1, 2018, and has applied the new standard only to contracts that are not completed as of the transition date.

•
Certain revenue streams have accelerated revenue recognition timing. In particular, the revenue recognition for our Individual Marketplace (formerly Retiree & Access Exchanges) has moved from monthly ratable recognition over the policy period, to the recognition upon placement of the policy. Consequently, the Company will now recognize the majority of one calendar year of expected commissions during its fourth quarter of the preceding calendar year. Therefore, at the adoption date, we have reflected an adjustment to retained earnings for the portion of the revenue that would otherwise have been recognized during our 2018 calendar year since our earnings process was largely completed during the fourth quarter of 2017.

Additionally, the revenue recognition for proportional treaty broking commissions has moved from recognition upon the receipt of the monthly or quarterly statements, to the recognition of an estimate of expected commissions upon the policy effective date. Since the majority of revenue recognized historically based on these monthly or quarterly statements was received over a two-year period, we will reflect an adjustment to retained earnings at the adoption date for the portion of revenue that would otherwise have been recognized during our 2018 calendar year related to policies effective in 2017 or prior.

•
Revenue recognition for certain other revenue streams has changed from recognizing revenue at a point in time to recognizing revenue over time. Specifically, certain arrangements in our Health and Benefits broking business will now be recognized evenly over the year to reflect the nature of the ongoing obligations to our customers as well as receipt of the monthly commissions. These contracts are monthly or annual in nature and are considered complete as of the transition date. Therefore, no retained earnings adjustment is required.

•
Our accounting for deferred costs will change. First, for those portions of the business that previously deferred costs (related to system implementation activities), the length of time over which we amortize those costs will extend to a longer estimated contract term. For 2017 calendar year and prior, these costs were amortized over a typical period of 3-5 years in accordance with the initial stated terms of the customer agreements. Second, other types of arrangements with associated costs now meet the criteria for cost deferral under ASC 606. This guidance will now apply to our broking arrangements and certain consulting engagements. We have calculated a retained earnings adjustment to reflect this cumulative change for contracts not complete as of the transition date.

Although we are still finalizing the impact to retained earnings as of January 1, 2018, we expect the total range of adjustment, before the effect of taxes, to be an increase to retained earnings of $375 million to $475 million.
In preparation for the additional disclosure requirements that will be included in our quarterly and annual filings beginning with our calendar year 2018 first quarter filing, we have implemented additional tools and technologies to support our revenue recognition and data collection processes.
In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The ASU becomes effective for the Company at the beginning of its 2019 calendar year, at which time the Company will adopt it, although early adoption is permitted. While the Company continues to assess the impact of the ASU to its consolidated financial statements, the majority of its leases are currently considered operating leases and will be capitalized as a lease asset on its balance sheet with a related lease liability for the obligated lease payments.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which amends guidance on presentation and classification of eight specific cash flow issues with the objective of reducing diversity in practice. The ASU became effective for the Company at the beginning of its 2018 calendar year, at which time the Company adopted it. Consistent with the transition guidance, the Company will reflect the new guidance as of the beginning of 2018 in our first quarter Form 10-Q. The Company is still assessing the impact of this ASU, but it believes the impact on its financial statements will be immaterial.
In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, current U.S. GAAP requires the performance of procedures to determine the fair value at the impairment testing date of assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, the amendments under this ASU require the goodwill impairment test to be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU becomes effective for the Company on January 1, 2020. The amendments in this ASU should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017, and the Company is still evaluating when to adopt this ASU. The Company does not expect an immediate impact to its consolidated financial statements upon adopting this ASU since the most recent Step 1 goodwill impairment test resulted in fair values in excess of carrying values for all reporting units at October 1, 2017.
In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires entities to (1) disaggregate the current service-cost component from the other components of net benefit cost (the ‘other components’) and present it in the income statement with other current compensation costs for related employees and (2) present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented. In addition, the ASU requires entities to disclose the income statement lines that contain the other components if they are not presented or included in appropriately described separate lines. The ASU became effective for the Company on January 1, 2018, at which time the Company adopted it, and will apply the standard retrospectively beginning in its 2018 first quarter Form 10-Q. The Company has determined that, while the classification of some components of net benefit cost will change within the accompanying consolidated statement of comprehensive income, there is no material impact on its consolidated financial statements.
In May 2017, the FASB issued ASU No. 2017-09, Stock Compensation - Scope of Modification Accounting, which provides guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The ASU requires that an entity should account for the effects of a modification unless the fair value (or calculated value or intrinsic value, if used), vesting conditions and classification (as equity or liability) of the modified award are all the same as for the original award immediately before the modification. The ASU became effective for the Company on January 1, 2018, at which time the Company adopted it, and should be applied prospectively to an award modified on or after the adoption date. There is no immediate impact to the accompanying consolidated financial statements, until such time as an award may be modified in 2018 or forward.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which provides amendments under six specific objectives to better align risk management activities and financial reporting, and to simplify disclosure, presentation, hedging and the testing and measurement of ineffectiveness. The ASU becomes effective for the Company on January 1, 2019. Early adoption is permitted, and any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently assessing when it will adopt this standard, and the impact that this standard will have on its consolidated financial statements.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows for a reclassification from accumulated other comprehensive income to retained earnings for ‘stranded’ tax effects (those tax effects of items within accumulated other comprehensive income resulting from the historical corporate income tax rate reduction) resulting from the Tax Cuts and Jobs Act. The amendments within this ASU also require certain disclosures about stranded tax effects. The ASU becomes effective for the Company on January 1, 2019. Early adoption is permitted, and any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently assessing when it will adopt this standard, and the impact that this standard will have on its consolidated financial statements.
Adopted
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU became effective for the Company on January 1, 2017. In accordance with the prospective adoption of the recognition of excess tax benefits and deficiencies in the consolidated statements of comprehensive income, we recognized a $7 million tax benefit in provision for income taxes during the year ended December 31, 2017. In addition, we elected to prospectively adopt the amendment to present excess tax benefits on share-based compensation as an operating activity, resulting in the recognition of a $7 million excess tax benefit as an operating activity in the consolidated statement of cash flows for the year ended December 31, 2017. We elected to continue to estimate expected forfeitures. We also retrospectively adopted the amendment to present cash payments to tax authorities in connection with shares withheld to meet statutory tax withholding requirements as a financing activity. As a result, these $13 million and $1 million uses of cash were reclassified from net cash from operating activities to net cash used in financing activities in the consolidated statement of cash flows for the years ended December 31, 2016, and December 31, 2015, respectively.
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

January 4, 2016
Cash and cash equivalents	$476
Accounts receivable, net	825
Other current assets	82
Fixed assets, net	204
Goodwill	6,783
Intangible assets	3,991
Pension benefits assets	67
Other non-current assets	115
Deferred tax liabilities	(1,151)
Liability for pension benefits	(923)
Other current liabilities (i)	(667)
Other non-current liabilities (ii)	(331)
Long term debt, including current portion (iii)	(740)
Net assets acquired	8,731
Non-controlling interests acquired	(8)
Allocated aggregate Merger consideration	$8,723
____________________

(i)	Includes $348 million in accounts payable, accrued liabilities and deferred revenue, $308 million in employee-related liabilities and $11 million in other current liabilities.

(ii)	Includes acquired contingent liabilities of $242 million. See Note 13 — Commitments and Contingencies for a discussion of our material acquired contingencies related to Legacy Towers Watson.

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
Goodwill was calculated as the difference between the aggregate Merger consideration and the acquisition date fair value of the net assets acquired, and represents the value of the Legacy Towers Watson assembled workforce and the future economic benefits that we expect to realize as a result of the Merger. None of the goodwill recognized on the transaction is tax deductible.

The acquired intangible assets are attributable to the following categories:

	Valuation Methodology	Amortization Basis	Fair Value	Expected Life (Years)
Customer relationships	Multiple period excess earnings	In line with underlying cash flows	$2,221	15.0
Software - income approach	Multiple period excess earnings	In line with underlying cash flows or straight-line basis	567	6.4
Software - cost approach	Cost of reproduction	Straight-line basis	108	4.9
Product	Multiple period excess earnings	In line with underlying cash flows	42	17.5
IPR&D (i)	Multiple period excess earnings or cost of reproduction	n/a	39	n/a
Trade name	Relief from royalty	Straight-line basis	1,003	25.0
Favorable lease agreements	Market approach	Straight-line basis	11	6.5
			$3,991
____________________

(i)
Represents individual in-process research and development (‘IPR&D’) software components not placed into service as of the acquisition date. These assets were subsequently placed into service during the three months ended March 31, 2017, were reclassified into finite-lived software intangible assets, and are being amortized in line with underlying cash flows or on a straight-line basis.

The following pro forma financial information is unaudited and is intended to reflect the impact of the Merger on Willis Towers Watson’s consolidated financial statements as if the Merger had taken place on January 1, 2015 and presents the results of operations of Willis Towers Watson based on the historical financial statements of Willis and Towers Watson after giving effect to the Merger and pro forma adjustments. Pro forma adjustments are included only to the extent they are (i) directly attributable to the Merger, (ii) factually supportable and (iii) with respect to the consolidated statement of comprehensive income, expected to have a continuing impact on the combined results. The accompanying unaudited pro forma financial information is presented for illustrative purposes only and has not been adjusted to give effect to certain expected financial benefits of the Merger, such as revenue synergies, tax savings and cost synergies, or the anticipated costs to achieve these benefits, including the cost of integration activities. The unaudited pro forma results are not indicative of what would have occurred had the Merger taken place on the indicated date.

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
Gras Savoye Acquisition
On December 29, 2015, Legacy Willis completed the transaction to acquire substantially all of the remaining 70% of the outstanding share capital of Gras Savoye, the leading insurance broker in France, for total consideration of €544 million ($592 million) of which $582 million in cash was paid at closing. Additionally, the previously held equity interest in Gras Savoye was re-measured to a fair value of €221 million ($241 million) giving a total fair value on a 100% basis of €765 million ($833 million).
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
Deferred consideration is payable on the first and second anniversary of the acquisition. In December 2017, the Company made final consideration payments of $3 million. The discounted fair value of the deferred consideration at December 31, 2016 was $4 million. None of the goodwill recognized on the transaction is tax deductible.
The following table presents the Company’s allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values:

December 29, 2015
Cash and cash equivalents	$87
Fiduciary assets	625
Accounts receivable, net	89
Goodwill	584
Intangible assets	440
Other assets	56
Fiduciary liabilities	(625)
Deferred revenue and accrued expenses	(80)
Short and long-term debt	(80)
Net deferred tax liabilities	(87)
Other liabilities	(179)
Net assets acquired	830
Decrease in paid-in capital for purchase of non-controlling interest	43
Non-controlling interest acquired	(40)
Purchase price allocation	$833
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

The acquired intangible assets are attributable to the following categories:

	Valuation Methodology	Amortization Basis	Fair Value	Expected Life (Years)
Customer relationships	Multiple period excess earnings	In line with underlying cash flows	$339	20
Software and other intangibles	Cost of reproduction	Straight-line basis	66	5
Trade name	Relief from royalty	Straight-line basis	35	14
			$440
Miller Insurance Services LLP Acquisition
On May 31, 2015, Legacy Willis completed the transaction to acquire an 85 percent interest in Miller, a leading London wholesale specialist insurance broking firm, for total consideration of $401 million, including cash consideration of $232 million.
Deferred consideration is payable at the first, second and third anniversaries of the acquisition. Contingent consideration is payable at the third anniversary of the acquisition and is contingent on meeting certain earnings before interest, taxes, depreciation and amortization (‘EBITDA’) performance targets. At December 31, 2017, the discounted fair values of the deferred consideration related to the third anniversary and contingent consideration were $38 million and $40 million, respectively. At December 31, 2016, the discounted fair values of the deferred consideration related to the second and third anniversaries and contingent consideration were $69 million and $26 million, respectively.
The Company recognized assets and liabilities acquired of $1.1 billion and $844 million, respectively. Included within the acquired assets are identifiable intangible assets of $231 million and goodwill of $184 million.
The purchase price allocation as of the date of acquisition was based on a valuation of the assets acquired, liabilities assumed, and contingent consideration associated with the acquisition. There were no material revisions to the purchase price allocation during the year ended December 31, 2016, as the purchase price allocation is final.
Divestitures
Related Party Transaction - In the third quarter of 2017, the Company divested its Global Wealth Solutions business through a sale to an employee of the business. As part of that transaction, we financed a $50 million note payable from the employee to purchase the business. The note amortizes over 10 years, bears interest at a weighted-average rate of 3% and is guaranteed by $3 million in assets. Following the sale, employees of this business are no longer employees of the Company, and the purchasing employee is no longer considered a related party. The current and non-current portions of the note receivable are included in the tables found in Note 14 — Supplementary Information for Certain Balance Sheet Accounts to these consolidated financial statements as Other current assets and Other non-current assets.
Cumulative Divestiture Impact - Including the divestiture of Global Wealth Solutions, we sold five businesses during the second half of 2017. For the year ended December, 31, 2017, the total gain recognized related to business disposals was $13 million, which was recorded in Other expense/(income), net on the accompanying consolidated statements of comprehensive income. Results from these disposals prior to the sales represented $54 million of revenue and $13 million of operating income for the year ended December 31, 2017.
Note 4 — Segment Information
Willis Towers Watson has four reportable operating segments or business areas:

•	Human Capital and Benefits (‘HCB’)

•	Corporate Risk and Broking (‘CRB’)

•	Investment, Risk and Reinsurance (‘IRR’)

•	Benefits Delivery and Administration (‘BDA’) - formerly known as Exchange Solutions (i)
____________________

(i)	This segment and the businesses within the segment were renamed to better reflect the nature of the services we offer.
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

•
Second, we recast operating income to better reflect the new segment reporting basis. As part of the further integration of our Willis Towers Watson businesses, we updated our corporate expense allocations to standardize our methodologies and allocate those expenses which are directly related to the business segment operations. Additionally, we revised the presentation of certain adjustments which arose from the purchase accounting for the Merger. Due to the long-term nature of these adjustments, which impact fixed assets and internally-developed software, we aligned the presentation within the respective segments and consolidated operating income, thereby eliminating a reconciling adjustment.

The prior period comparatives reflected in the tables below have been retroactively adjusted to reflect our current segment presentation.
Under the segment structure and for internal and segment reporting, Willis Towers Watson segment revenues include commissions and fees, interest and other income. U.S. GAAP revenues include amounts that were directly incurred on behalf of our clients and reimbursed by them (reimbursable expenses), which are removed from segment revenues. Segment commissions and fees excludes interest and other income. Segment operating income excludes certain costs, including (i) amortization of intangibles; (ii) restructuring costs; (iii) certain transaction and integration expenses; (iv) certain litigation provisions; (v) significant pension settlement and curtailment gains or losses; and (vi) to the extent that the actual expense based upon which allocations are made differs from the forecast/budget amount, a reconciling item will be created between internally allocated expenses and the actual expense that we report for U.S. GAAP purposes.
During 2016, segment revenues and operating income both include revenue that was deferred by Towers Watson at the time of the Merger, and eliminated due to purchase accounting. The impact of the elimination from purchase accounting (which is the reduction to 2016 consolidated revenues and operating income) has been included in the reconciliation to our consolidated results in order to provide the actual revenues that the segments would have recognized on an unadjusted basis.
The Company experiences seasonal fluctuations of its commissions and fees revenue. Revenue is typically higher during the Company’s first and fourth quarters due to the timing of broking-related activities.
The table below presents segment commissions and fees, segment interest and other income, segment revenues, and segment operating income for our reportable segments for the years ended December 31, 2017, 2016, and 2015.

	Years ended December 31,
	HCB			CRB			IRR			BDA			Total
	2017	2016	2015	2017	2016	2015	2017	2016	2015	2017	2016	2015	2017	2016	2015
Segment commissions and fees	$3,163	$3,100	$583	$2,625	$2,519	$2,332	$1,505	$1,475	$895	$729	$652	$—	$8,022	$7,746	$3,810
Segment interest and other income	29	17	1	23	28	17	30	59	1	—	2	—	82	106	19
Segment revenues	$3,192	$3,117	$584	$2,648	$2,547	$2,349	$1,535	$1,534	$896	$729	$654	$—	$8,104	$7,852	$3,829

Segment operating income	$781	$728	$119	$488	$463	$457	$365	$383	$207	$152	$119	$—	$1,786	$1,693	$783

The table below presents a reconciliation of the information reported by segment to the consolidated amounts reported for the years ended December 31, 2017, 2016, and 2015, respectively:

	Years ended December 31,
	2017	2016	2015
Revenues:
Total segment revenues	$8,104	$7,852	$3,829
Fair value adjustment to deferred revenue	—	(58)	—
Reimbursable expenses and other	98	93	—
Total revenues	$8,202	$7,887	$3,829

Total segment operating income	$1,786	$1,693	$783
Fair value adjustment for deferred revenue	—	(58)	—
Amortization	(581)	(591)	(76)
Restructuring costs	(132)	(193)	(126)
Transaction and integration expenses (i)	(269)	(177)	(73)
Provision for Stanford and other significant litigation	(11)	(50)	(70)
Pension settlement and curtailment gains and losses	(36)	—	—
Unallocated, net (ii)	(19)	(73)	(11)
Income from operations	738	551	427
Interest expense	188	184	142
Other expense/(income), net	61	27	(55)
Income from operations before income taxes and interest in earnings of associates	$489	$340	$340
____________________

(i)	Includes transaction and integration expenses related to the Merger and the acquisition of Gras Savoye.

(ii)
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
None of the Company’s customers represented a significant amount of the Company’s consolidated commissions and fees for the years ended December 31, 2017, 2016 and 2015.
Below are our revenues and long-lived assets for Ireland, our country of domicile, countries with significant concentrations, and all other foreign countries for each of the years ended December 31, 2017, 2016 and 2015:

	Revenues			Long-Lived Assets (i)
	2017	2016	2015	2017	2016	2015
Ireland	$107	$92	$64	$127	$114	$124

United States	3,821	3,395	1,597	9,988	11,400	1,759
United Kingdom	1,815	2,236	1,055	3,173	2,431	2,426
Rest of World	2,459	2,164	1,113	3,263	2,466	1,951
Total Foreign Countries	8,095	7,795	3,765	16,424	16,297	6,136
	$8,202	$7,887	$3,829	$16,551	$16,411	$6,260
____________________

(i)	Long-Lived Assets do not include deferred tax assets.

Note 5 — Restructuring Costs
The Company has two major elements of the restructuring costs included in its consolidated financial statements, which are the Operational Improvement Program, completed as of the end of 2017, and the Business Restructure Program, which was fully accrued and completed by the end of 2016.
Operational Improvement Program - In April 2014, Legacy Willis announced a multi-year operational improvement program designed to strengthen its client service capabilities and to deliver future cost savings. The main elements of the program, which were completed by the end of 2017, included: moving more than 3,500 support roles from higher cost locations to facilities in lower cost locations; net workforce reductions in support positions; lease consolidation in real estate; and information technology systems simplification and rationalization.
The Company recognized restructuring costs of $134 million, $145 million, and $126 million for the years ended December 31, 2017, 2016, and 2015, respectively, related to the Operational Improvement Program. The Company has spent a cumulative amount of $441 million on restructuring charges for this program.
Business Restructure Program - In the second quarter of 2016, we began planning targeted staffing reductions in certain portions of the business due to a reduction in business demand or change in business focus (hereinafter referred to as the Business Restructure Program). The main element of the program included workforce reductions, and was completed in 2016. During the year ended December 31, 2017, the Company recognized a $2 million reversal of expense related to an estimate of previously incurred termination benefits. The Company recognized restructuring costs of $48 million for the year ended December 31, 2016.
An analysis of total restructuring costs recognized in the consolidated statements of comprehensive income, and the costs by segment, and costs attributable to corporate functions, for the years ended December 31, 2017, 2016 and 2015 are as follows:

	HCB	CRB	IRR	BDA	Corporate	Total
Year ended December 31, 2017
Termination benefits	$—	$25	$4	$—	$17	$46
Professional services and other (i)	3	63	6	—	14	86
Total	$3	$88	$10	$—	$31	$132

Year ended December 31, 2016
Termination benefits	$33	$26	$6	$1	$2	$68
Professional services and other (i)	4	81	4	—	36	125
Total	$37	$107	$10	$1	$38	$193

Year ended December 31, 2015
Termination benefits	$2	$24	$7	$—	$3	$36
Professional services and other (i)	1	57	2	—	30	90
Total	$3	$81	$9	$—	$33	$126
___________________

(i)	Other includes salary and benefits, premises, and other expenses incurred to support the ongoing management and facilitation of the programs.

An analysis of the total cumulative restructuring costs recognized for the Operational Improvement Program from its commencement to December 31, 2017 by segment is as follows:

	HCB	CRB	IRR	BDA	Corporate	Total
2014
Termination benefits	$—	$15	$1	$—	$—	$16
Professional services and other (i)	—	3	—	—	17	20
2015
Termination benefits	$2	$24	$7	$—	$3	$36
Professional services and other (i)	1	57	2	—	30	90
2016
Termination benefits	$1	$18	$3	$—	$1	$23
Professional services and other (i)	1	81	4	—	36	122
2017
Termination benefits	$—	$25	$4	$—	$19	$48
Professional services and other (i)	3	63	6	—	14	86
Total
Termination benefits	$3	$82	$15	$—	$23	$123
Professional services and other (i)	5	204	12	—	97	318
Total	$8	$286	$27	$—	$120	$441
____________________

(i)	Other includes salary and benefits, premises, and other expenses incurred to support the ongoing management and facilitation of the program.
The changes in the Company’s liability under the Operational Improvement Program from its commencement to December 31, 2017, are as follows:

	Termination Benefits	Professional Services and Other	Total
Balance at January 1, 2014	$—	$—	$—
Charges incurred	16	20	36
Cash payments	(11)	(14)	(25)
Balance at December 31, 2014	5	6	11
Charges incurred	36	90	126
Cash payments	(26)	(85)	(111)
Balance at December 31, 2015	15	11	26
Charges incurred	23	122	145
Cash payments	(31)	(115)	(146)
Balance at December 31, 2016	7	18	25
Charges incurred	48	86	134
Cash payments	(41)	(97)	(138)
Balance at December 31, 2017	$14	$7	$21

Restructuring costs related to the Business Restructuring Program for the year ended December 31, 2016 by segment are as follows:

	HCB	CRB	IRR	BDA	Corporate	Total
	(in millions)
2016
Termination benefits	$32	$8	$3	$1	$1	$45
Professional services and other (i)	3	—	—	—	—	3
Total	$35	$8	$3	$1	$1	$48
____________________

(i)	Other includes salary and benefits, premises, and other expenses incurred to support the ongoing management and facilitation of the program.
The changes in the Company’s liability under the Business Restructure Program from its commencement to December 31, 2017, are as follows:

	Termination Benefits	Professional Services and Other	Total
Balance at January 1, 2016	$—	$—	$—
Charges incurred	45	3	48
Cash payments	(19)	(3)	(22)
Balance at December 31, 2016	$26	$—	$26
Adjustment to prior charges incurred	(2)	—	(2)
Cash payments	(23)	—	(23)
Balance at December 31, 2017	$1	$—	$1
Note 6 — Income Taxes
Impact of U.S. Tax Reform
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (hereafter ‘U.S. Tax Reform’). U.S. Tax Reform makes broad and complex changes to the U.S. tax code, including, but not limited to: (1) requiring a one-time transition tax on certain unremitted earnings of foreign subsidiaries that may be payable over eight years; (2) bonus depreciation that will allow for a full expensing of qualified property; (3) reduction of the federal corporate tax rate from 35% to 21%; (4) a new provision designed to tax global intangible low-taxed income (‘GILTI’), which allows for the possibility of using foreign tax credits (‘FTCs’) and a deduction of up to 50% to offset the income tax liability (subject to some limitations); (5) a new limitation on deductible interest expense; (6) limitations on the deductibility of certain executive compensation; (7) limitations on the use of FTCs to reduce the U.S. income tax liability; (8) the creation of the base erosion anti-abuse tax (‘BEAT’), a new minimum tax; and (9) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries.
Also on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (‘SAB 118’), which provides guidance on accounting for the tax effects of the U.S. Tax Reform. SAB 118 provides for a measurement period that should not extend beyond one year from the U.S. Tax Reform enactment date for companies to complete the accounting under ASC 740, Income Taxes (‘ASC 740’). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of U.S. Tax Reform for which the accounting under ASC 740 is complete. Adjustments to incomplete and unknown amounts will be recorded and disclosed prospectively during the measurement period. To the extent that a company’s accounting for certain income tax effects of U.S. Tax Reform is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of U.S. Tax Reform.
At December 31, 2017, there are no material elements of U.S. Tax Reform for which the Company’s accounting is complete. While the Company's accounting for the following elements of U.S. Tax Reform is incomplete, the Company was able to make reasonable estimates of certain effects. Accordingly, the Company recorded provisional adjustments for the following significant items:

Reduction of the federal corporate tax rate – Beginning January 1, 2018, the Company’s U.S. income will be taxed at a 21% federal corporate tax rate. Under ASC 740, deferred tax assets and liabilities must be recalculated as of the enactment date using current tax laws and rates expected to be in effect when the deferred tax items reverse in future periods, which is 21%. Consequently, the Company has recorded a provisional decrease in its net deferred tax liabilities of $208 million, with a corresponding deferred income tax benefit of $208 million. While the Company is able to make a reasonable estimate of the impact of the reduction in the federal corporate tax rate, it may be affected by other analyses related to U.S. Tax Reform that could result in other adjustments to U.S. federal deferred tax balances, including analysis of tax amounts in other comprehensive income and any future guidance issued.
One-time transition tax – The one-time transition tax is based on the Company’s total post-1986 earnings and profits (‘E&P’) that it previously deferred from U.S. income taxes. The Company recorded a provisional amount for the one-time transition tax liability for its foreign subsidiaries owned by U.S. corporate shareholders, resulting in an increase in U.S. Federal income tax expense of $70 million and state income tax expense of $2 million. The Company has a significant number of foreign subsidiaries and therefore has not yet completed its calculation of the total post-1986 E&P as well as non-U.S. income taxes paid for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets, including trade receivables, based on estimates. The Company expects to revise its estimates of E&P, non-U.S. income taxes and cash balances throughout 2018 when actual results are available. In addition, guidance may be released which could also impact these estimates.
Indefinite reinvestment assertion – Beginning in 2018, U.S. Tax Reform provides a 100% deduction for dividends received from 10-percent owned foreign corporations by U.S. corporate shareholders, subject to a one-year holding period. Although dividend income is now exempt from U.S. federal tax for U.S. corporate shareholders, companies must still account for the tax consequences of outside basis differences and other tax impacts of their investments in non-U.S. subsidiaries. As a result of U.S. Tax Reform we have analyzed our global working capital and cash requirements and the potential tax liabilities attributable to a repatriation and have determined that we may repatriate up to $219 million, the majority of which was previously deemed indefinitely reinvested. For those investments from which we were able to make a reasonable estimate of the tax effects of such repatriation, we have recorded a provisional estimate for foreign withholding and state income taxes of $1 million. In addition, we re-measured the existing deferred tax liability accrued on certain acquired Towers Watson subsidiaries and released the deferred tax liability relating to the outside basis difference. This resulted in an income tax benefit of $76 million as these foreign earnings were subject to the one-time transition tax which reduced the outside basis difference.
Bonus Depreciation – While the Company has not completed its determination of all capital expenditures that qualify for immediate expensing for the year ended December 31, 2017, the Company recorded a provisional tax deduction of $40 million based on its current intent to fully expense all qualifying expenditures. The Company will analyze the dates all capital expenditures were placed in service or acquired and consider any future guidance within the next twelve months to finalize the deduction. This resulted in an increase of approximately $14 million to the Company's U.S. federal current income taxes receivable and a corresponding increase in its net deferred tax liabilities of approximately $14 million.
Executive compensation – Starting with compensation paid in 2018, Section 162(m) will limit the Company from deducting compensation, including performance-based compensation, in excess of $1 million paid to anyone who, starting in 2018, serves as the Chief Executive Officer or Chief Financial Officer, or who is among the three most highly compensated executive officers. The only exception to this rule is for compensation that is paid pursuant to a binding contract in effect on November 2, 2017 that would have otherwise been deductible under the prior Section 162(m) rules. Accordingly, any compensation paid in the future pursuant to new compensation arrangements entered into after November 2, 2017, even if performance-based, will count towards the $1 million deduction limit if paid to a covered executive. The Company recorded a provisional income tax expense of $8 million relating to our compensation plans not qualifying for the binding contract exception. We are in the process of obtaining additional information needed to complete our analysis of the binding contract requirement on the various compensation plans to determine the full impact of the law change. In addition, guidance may be released which could also impact our estimates.
The Company's accounting for the following law changes of U.S. Tax Reform is incomplete, and it is not yet able to make reasonable estimates of the effects. Therefore, no provisional adjustment was recorded.
GILTI – U.S. Tax Reform creates a new requirement that certain income (i.e., GILTI) earned by controlled foreign corporations (‘CFCs’) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s ‘net CFC tested income’ over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. Because of the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of U.S. Tax Reform and the application of ASC 740. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the ‘period cost method’) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the ‘deferred method’). The Company’s selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing its global income of its CFCs to determine whether it expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Because whether the Company expects to have future U.S. inclusions in taxable income related to GILTI depends on not only its current structure and estimated future results of global operations but also its intent and ability to modify its structure and/or its business, the Company is not yet able to reasonably estimate the effect of this provision of U.S. Tax Reform. Therefore, it has not made any adjustments related to potential GILTI tax in its consolidated financial statements and has not made a policy decision.
Valuation allowances – The Company must assess whether valuation allowances assessments are affected by various aspects of U.S. Tax Reform (e.g., limitation on net interest expense in excess of 30% of adjusted taxable income). As of December 31, 2017, no changes to valuation allowances have been recorded as a result of U.S. Tax Reform.
Provision for income taxes
An analysis of income/(loss) before income taxes by taxing jurisdiction is shown below:

	Years ended December 31,
	2017	2016	2015
Ireland	$(23)	$(27)	$(61)
U.S.	(198)	(311)	(67)
U.K.	31	123	65
Other jurisdictions	679	555	403
Total	$489	$340	$340
The components of the income tax provision for/(benefit from) income from operations include:

	Years ended December 31,
	2017	2016	2015
Current tax expense/(benefit):
U.S. federal taxes	$65	$35	$14
U.S. state and local taxes	7	14	1
U.K. corporation tax	14	28	—
Other jurisdictions	99	71	51
Total current tax expense	185	148	66
Deferred tax expense/(benefit):
U.S. federal taxes	(268)	(214)	(113)
U.S. state and local taxes	6	(5)	(3)
U.K. corporation tax	(9)	10	14
Other jurisdictions	(14)	(35)	3
Total deferred tax benefit	(285)	(244)	(99)
Total benefit from income taxes	$(100)	$(96)	$(33)
The U.S. federal current tax expense includes the impact of a one-time transition tax expense of $70 million related to U.S. Tax Reform which the Company intends to elect to pay over an eight year period without interest. The Company currently estimates that $6 million of this transition tax liability will be paid within the next twelve months.

Effective tax rate reconciliation
The reported income tax provision for /(benefit from) operations differs from the amounts that would have resulted had the reported income before income taxes been taxed at the U.S. federal statutory rate. The principal reasons for the differences between the amounts provided and those that would have resulted from the application of the U.S. federal statutory tax rate are as follows:

	Years ended December 31,
	2017	2016	2015
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	$489	$340	$340
U.S. federal statutory income tax rate	35%	35%	35%
Income tax expense at U.S. federal tax rate	171	119	119
Adjustments to derive effective tax rate:
Non-deductible expenses and dividends	68	15	32
Non-deductible acquisition costs	11	1	9
Disposal of non-deductible goodwill	11	2	3
Gain on re-measurement of equity interests	—	—	(20)
Impact of change in rate on deferred tax balances	—	(15)	(5)
Effect of foreign exchange and other differences	3	6	(1)
Non-deductible Venezuelan foreign exchange loss	2	4	11
Changes in valuation allowances	13	(74)	(104)
Net tax effect of intra-group items	(97)	(98)	(30)
Tax differentials of non-U.S. jurisdictions	(69)	(80)	(42)
Tax differentials of U.S. state taxes and local taxes	(6)	14	(2)
Impact of U.S. Tax Reform	(204)	—	—
Other items, net	(3)	10	(3)
Benefit from income taxes	$(100)	$(96)	$(33)
In connection with our initial analysis of U.S. Tax Reform, the Company has recorded a provisional net tax benefit of $204 million in 2017, which consists of a net benefit of $208 million due to the reduction of the federal corporate tax rate and re-measurement of our net U.S. deferred tax liabilities primarily related to acquisition-based intangibles and a $76 million benefit relating to the release of a deferred tax liability we had previously recorded on the accumulated earnings of certain Towers Watson subsidiaries. These net benefit items are offset by provisional expenses of $8 million recognized as a write-off of a deferred tax asset the Company had previously recorded on executive compensation as well as the U.S. federal and state income tax expense of $72 million associated with the one-time transition tax on foreign earnings of our subsidiaries.
Willis Towers Watson plc is a non-trading holding company tax resident in Ireland where it is taxed at the statutory rate of 25%. The provision for income tax on operations has been reconciled above to the U.S. federal statutory tax rate of 35% due to significant operations in the U.S.
Deferred income taxes
Deferred income tax assets and liabilities reflect the effect of temporary differences between the assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. We recognize deferred tax assets if it is more likely than not that a benefit will be realized.

Deferred income tax assets and liabilities included in the consolidated balance sheets at December 31, 2017 and 2016 are comprised of the following:

	December 31,
	2017	2016
Deferred tax assets:
Accrued expenses not currently deductible	$131	$286
Net operating losses	145	116
Capital loss carryforwards	28	28
Accrued retirement benefits	339	467
Deferred compensation	69	83
Stock options	24	36
Financial derivative transactions	18	12
Gross deferred tax assets	754	1,028
Less: valuation allowance	(162)	(134)
Net deferred tax assets	$592	$894
Deferred tax liabilities:
Cost of intangible assets, net of related amortization	$929	$1,431
Cost of tangible assets, net of related depreciation	56	73
Prepaid retirement benefits	114	85
Accrued revenue not currently taxable	62	119
Deferred tax liabilities	$1,161	$1,708
Net deferred tax liabilities	$569	$814
During December 2017, the Company re-measured its U.S. deferred tax assets and liabilities as a result of U.S. Tax Reform to the newly enacted federal tax rate, which is 21%. The net deferred income tax assets are included in other non-current assets and the net deferred tax liabilities are included in deferred tax liabilities in our consolidated balance sheets.

	December 31,
	2017	2016
Balance sheet classifications:
Other non-current assets	$46	$50
Deferred tax liabilities	615	864
Net deferred tax liability	$569	$814
At December 31, 2017, we had U.S. federal and non-U.S. net operating loss carryforwards amounting to $289 million of which $237 million can be indefinitely carried forward under local statutes. The remaining $52 million of net operating loss carryforwards will expire, if unused, in varying amounts from 2018 through 2037. In addition, we had U.S. state net operating loss carryforwards of $1.5 billion, which will expire in varying amounts from 2018 to 2037.
Management believes, based on the evaluation of positive and negative evidence, including the future reversal of existing taxable temporary differences, it is more likely than not that the Company will realize the benefits of net deferred tax assets of $592 million, net of the valuation allowance. During 2017 the Company increased its valuation allowance by $28 million primarily due to state net operating losses as it is more likely than not that such losses will not be realized in the foreseeable future. During 2016 the Company released a U.S. valuation allowance of $69 million relating to accrued interest not deductible as a result of deferred tax liabilities recorded for the Merger. The future reversal of the deferred tax liabilities serve as a source of income to recognize the deferred tax asset for accrued interest not deductible. During 2015 the Company released a U.S. valuation allowance of $91 million due to an increase in actual and forecast U.S. earnings.
At December 31, 2017 and 2016, the Company had valuation allowances of $162 million and $134 million, respectively, to reduce its deferred tax assets to estimated realizable value. The valuation allowance at December 31, 2017 relates to deferred tax assets for U.K. capital loss carryforwards of $28 million, which have an unlimited carryforward period but can only be utilized against capital gains and U.S. and non-U.S. net operating losses of $80 million and $34 million, respectively. The valuation allowance at December 31, 2016 relates to deferred tax assets for U.K. capital loss carryforwards of $28 million, which have an unlimited carryforward period and U.S. and non-U.S. net operating losses of $78 million and $28 million, respectively.

An analysis of our valuation allowance is shown below.

	Years ended December 31,
	2017	2016	2015
Balance at beginning of year	$134	$187	$280
Additions charged against/(credited to) to costs and expenses	35	—	—
Additions charged against/(credited to) to other accounts	—	21	2
Deductions	(7)	(74)	(95)
Balance at end of year	$162	$134	$187
In 2017, the amount charged to tax expense in the table above differs from the 2017 rate reconciliation of $13 million because a portion of the valuation allowance increase is related to the U.S. federal corporate tax rate reduction impact on the U.S. state valuation allowance and is included in the impact of U.S. Tax Reform. The amount charged to tax expense in the table above for 2016 differs from the effect of $74 million disclosed in the 2016 rate reconciliation primarily because the movement in this table includes the effects of acquisition accounting, which does not impact tax expense.
The Company recognizes deferred tax balances related to the undistributed earnings of subsidiaries when the Company expects that it will recover those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of the investments. In 2016 we began accruing deferred taxes on the cumulative earnings of certain acquired Towers Watson subsidiaries. The historical cumulative earnings of our other subsidiaries have been reinvested indefinitely.
As a result of U.S. Tax Reform, we have analyzed our global working capital and cash requirements and the potential tax liabilities attributable to a repatriation and have determined that we may repatriate up to $219 million, the majority of which was previously deemed indefinitely reinvested. For those investments from which we were able to make a reasonable estimate of the tax effects of such repatriation, we have recorded a provisional estimate for foreign withholding taxes and state income taxes of $1 million. In addition, we re-measured the existing deferred tax liability accrued on certain acquired Towers Watson subsidiaries and released the deferred tax liability relating to the outside basis difference. This resulted in an income tax benefit of $76 million as these foreign earnings were subject to the one-time transition tax which reduced the outside basis difference.
The cumulative earnings related to amounts reinvested indefinitely as of December 31, 2017 were approximately $6.8 billion. If future events, including material changes in estimates of cash, working capital, long-term investment requirements or additional guidance relating to U.S. Tax Reform necessitate that these earnings be distributed, an additional provision for income and foreign withholding taxes, net of credits, may be necessary.
Uncertain tax positions
At December 31, 2017, the amount of unrecognized tax benefits associated with uncertain tax positions, determined in accordance with ASC 740-10, excluding interest and penalties, was $59 million. A reconciliation of the beginning and ending balances of the liability for unrecognized tax benefits is as follows:

	2017	2016	2015
Balance at beginning of year	$56	$22	$19
Increases related to acquisitions	—	33	8
Increases related to tax positions in prior years	2	1	1
Decreases related to tax positions in prior years	(5)	(9)	(6)
Decreases related to settlements	—	(1)	—
Decreases related to lapse in statute of limitations	(2)	(1)	—
Increases related to current year tax positions	9	11	2
Cumulative translation adjustment and other adjustments	(1)	—	(2)
Balance at end of year	$59	$56	$22
The liability for unrecognized tax benefits for the years ended December 31, 2017, 2016 and 2015 can be reduced by $3 million, $4 million and nil, respectively, of offsetting deferred tax benefits associated with timing differences, foreign tax credits and the federal tax benefit of state income taxes. If these offsetting deferred tax benefits were recognized, there would have been a favorable impact on our effective tax rate. There are no material balances that would result in adjustments to other tax accounts.

Interest and penalties related to unrecognized tax benefits are included as a component of income tax expense. At December 31, 2017, we had cumulative accrued interest of $5 million. At December 31, 2016, the cumulative accrued interest was $4 million. Penalties accrued in 2017 were $2 million and immaterial in 2016.
Tax expense for the years ended December 31, 2017 and 2016 included immaterial interest benefits.
The Company believes that the outcomes which are reasonably possible within the next 12 months may result in a reduction in the liability for unrecognized tax benefits in the range of $4 million to $6 million, excluding interest and penalties.
The Company and its subsidiaries file income tax returns in various tax jurisdictions in which it operates.
Willis North America Inc. is not currently under examination by the U.S. Internal Revenue Service (‘IRS’). We have ongoing state income tax examinations in certain states for tax years ranging from fiscal year ended June 30, 2012 through calendar year ended December 31, 2015. The statute of limitations in certain states extends back to the fiscal year ended June 30, 2012 as a result of changes to taxable income resulting from prior year federal tax examinations.
All U.K. tax returns have been filed timely and are in the normal process of being reviewed by HM Revenue & Customs. The Company is not currently subject to any material examinations in other jurisdictions. A summary of the tax years that remain open to tax examination in our major tax jurisdictions are as follows:

Open Tax Years (fiscal year ending in)
U.S. — federal	2014 and forward
U.S. — various states	2012 and forward
U.K.	2010 and forward
Ireland	2013 and forward
France	2010 and forward
Germany	2002 and forward
Canada - federal	2010 and forward

Note 7 — Fixed Assets
The following table reflects changes in the net carrying amount of the components of fixed assets for the year ended December 31, 2017 and 2016:

	Furniture, equipment and software	Leasehold improvements	Land and buildings	Total
Cost: at January 1, 2016	$724	$272	$95	$1,091
Additions	265	44	2	311
Acquisitions	109	95	—	204
Disposals	(28)	(8)	—	(36)
Foreign exchange	(61)	(21)	(7)	(89)
Cost: at December 31, 2016	1,009	382	90	1,481
Additions	303	91	—	394
Disposals	(61)	(21)	—	(82)
Foreign exchange	49	16	4	69
Cost: at December 31, 2017	$1,300	$468	$94	$1,862

Depreciation: at January 1, 2016	$(393)	$(94)	$(41)	$(528)
Depreciation expense	(119)	(55)	(4)	(178)
Disposals	17	5	—	22
Foreign exchange	31	7	4	42
Depreciation: at December 31, 2016	(464)	(137)	(41)	(642)
Depreciation expense (i)	(199)	(47)	(6)	(252)
Disposals	37	14	—	51
Foreign exchange	(26)	(6)	(2)	(34)
Depreciation: at December 31, 2017	$(652)	$(176)	$(49)	$(877)

Net book value:
At December 31, 2016	$545	$245	$49	$839

At December 31, 2017	$648	$292	$45	$985
____________________

(i)
Depreciation expense included here does not equal the depreciation expense on the statement of comprehensive income for the year ended December 31, 2017 due to the inclusion of $49 million which has been classified as transaction and integration expenses.

Included within land and buildings are the following assets held under capital leases:

	December 31,
	2017	2016
Capital leases	$31	$32
Accumulated depreciation	(14)	(12)
	$17	$20
Depreciation related to capital leases was $2 million for each of the years ended December 31, 2017, 2016 and 2015.
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

The components of goodwill are outlined below for the years ended December 31, 2017 and 2016:

	HCB	CRB	IRR	BDA	Total
Balance at December 31, 2015
Goodwill, gross	$986	$2,212	$1,031	$—	$4,229
Accumulated impairment losses	(130)	(362)	—	—	(492)
Goodwill, net - December 31, 2015	856	1,850	1,031	—	3,737
Purchase price allocation adjustments	8	5	(7)	—	6
Goodwill acquired during the period (i)	3,458	—	770	2,557	6,785
Goodwill disposed of during the period	—	(5)	—	—	(5)
Foreign exchange	(40)	(34)	(36)	—	(110)
Balance at December 31, 2016
Goodwill, gross	$4,412	$2,178	$1,758	$2,557	$10,905
Accumulated impairment losses	(130)	(362)	—	—	(492)
Goodwill, net - December 31, 2016	4,282	1,816	1,758	2,557	10,413
Goodwill reassigned in segment realignment (ii)	(113)	13	100	—	—
Goodwill acquired during the period	—	8	—	—	8
Goodwill disposed of during the period	(31)	(5)	(27)	—	(63)
Foreign exchange	74	67	20	—	161
Balance at December 31, 2017
Goodwill, gross	4,342	2,261	1,851	2,557	11,011
Accumulated impairment losses	(130)	(362)	—	—	(492)
Goodwill, net - December 31, 2017	$4,212	$1,899	$1,851	$2,557	$10,519
____________________

(i)	Goodwill acquired consists primarily of goodwill recognized from the Merger.

(ii)	Represents the reallocation of goodwill related to certain businesses which were realigned among the segments as of January 1, 2017. See Note 4 — Segment Information for further information.
Other Intangible Assets
The following table reflects changes in the net carrying amount of the components of finite-lived intangible assets for the year ended December 31, 2017:

	Balance at December 31, 2016	Intangible assets acquired	Intangible assets disposed	Amortization (ii)	Foreign Exchange	Balance at December 31, 2017
Client relationships	$2,655	$13	$(44)	$(379)	$97	$2,342
Management contracts	54	—	—	(4)	6	56
Software (i)	570	36	—	(150)	17	473
Trademark and trade name	1,006	—	(1)	(44)	5	966
Product	33	—	—	(3)	3	33
Favorable agreements	11	1	—	(2)	—	10
Other	3	—	—	(1)	—	2
Total amortizable intangible assets	$4,332	$50	$(45)	$(583)	$128	$3,882
____________________

(i)
All in-process research and development intangible assets acquired as part of the Merger on January 4, 2016 of $39 million ($36 million at the date placed into service due to changes in foreign currency exchange rates) have been placed into service during the year ended December 31, 2017 and have been included as intangible assets acquired in this presentation.

(ii)	Amortization associated with favorable lease agreements is recorded in Other operating expenses in the consolidated statements of comprehensive income.

The following table reflects changes in the net carrying amount of the components of finite-lived intangible assets for the year ended December 31, 2016:

	Balance as of December 31, 2015	Purchase price allocation adjustments	Intangible assets acquired	Intangible assets disposed	Amortization (ii)	Foreign Exchange	Balance as of December 31, 2016
Client relationships	$920	2	$2,222	$(5)	$(395)	$(89)	$2,655
Management contracts	62	—	—	—	(4)	(4)	54
Software (i)	77	(13)	675	—	(142)	(27)	570
Trademark and trade name	50	1	1,003	—	(45)	(3)	1,006
Product	—	—	42	—	(3)	(6)	33
Favorable agreements	2	—	11	—	(2)	—	11
Other	4	—	—	—	(2)	1	3
Total amortizable intangible assets	$1,115	(10)	$3,953	$(5)	$(593)	$(128)	$4,332
____________________

(i)
In-process research and development intangible assets acquired as part of the Merger on January 4, 2016 of $39 million ($36 million at December 31, 2016) had not yet been placed in service and are not included in this presentation.

(ii)	Amortization associated with favorable agreements is recorded in Other operating expenses in the consolidated statements of comprehensive income.
We recorded amortization related to our finite-lived intangible assets, exclusive of the amortization of our favorable lease agreements, of $581 million, $591 million, and $76 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Our acquired unfavorable lease liabilities were $26 million and $29 million as of December 31, 2017 and December 31, 2016, respectively, and are recorded in other non-current liabilities in the consolidated balance sheet.
The following table reflects the carrying value of finite-lived intangible assets and liabilities at December 31, 2017 and December 31, 2016:

	December 31, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Client relationships	$3,462	$(1,120)	$3,396	$(741)
Management contracts	68	(12)	62	(8)
Software	764	(291)	711	(141)
Trademark and trade name	1,055	(89)	1,051	(45)
Product	39	(6)	36	(3)
Favorable agreements	14	(4)	13	(2)
Other	6	(4)	6	(3)
Total finite-lived assets	$5,408	$(1,526)	$5,275	$(943)

Unfavorable agreements	$34	$(8)	$34	$(5)
Total finite-lived intangible liabilities	$34	$(8)	$34	$(5)
The weighted average remaining life of amortizable intangible assets and liabilities at December 31, 2017 was 14.3 years.

The table below reflects the future estimated amortization expense for amortizable intangible assets and the rent offset resulting from amortization of the net lease intangible assets and liabilities for the next five years and thereafter:

Year ending December 31,	Amortization	Rent offset
2018	$535	$(4)
2019	479	(2)
2020	426	(3)
2021	348	(2)
2022	289	(2)
Thereafter	1,795	(3)
Total	$3,872	$(16)
Note 9 — Derivative Financial Instruments
We are exposed to certain interest rate and foreign currency risks. Where possible, we identify exposures in our business that can be offset internally. Where no natural offset is identified, we may choose to enter into various derivative transactions. These instruments have the effect of reducing our exposure to unfavorable changes in interest and foreign currency rates. The Company’s board of directors reviews and approves policies for managing each of these risks as summarized below. Additional information regarding our derivative financial instruments can be found in Note 2 — Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements, Note 11 — Fair Value Measurements and Note 16 — Accumulated Other Comprehensive Loss.
Interest Rate Risk - Investment Income
As a result of the Company’s operating activities, the Company holds fiduciary funds. The Company earns interest on these funds, which is included in the Company’s consolidated financial statements in interest and other income. These funds are regulated in terms of access as are the instruments in which they may be invested, most of which are short-term in nature.
During 2015, in order to manage interest rate risk arising from these financial assets, the Company entered into interest rate swaps to receive a fixed rate of interest and pay a variable rate of interest. These derivatives, with total notional amounts of $300 million, were designated as hedging instruments at December 31, 2017 and December 31, 2016 and had net fair value liabilities of $1 million and nil, respectively.
Foreign Currency Risk
Certain non-U.S. subsidiaries receive revenues and incur expenses in currencies other than their functional currency, and as a result, the foreign subsidiary’s functional currency revenues will fluctuate as the currency rates change. Additionally, the forecast Pounds sterling expenses of our London brokerage market operations may exceed their Pounds sterling revenues, and they may also hold a significant net Pounds sterling asset or liability position in the consolidated balance sheet. To reduce such variability, we use foreign exchange contracts to hedge against this currency risk.
These derivatives were designated as hedging instruments and at December 31, 2017 and December 31, 2016 had total notional amounts of $937 million and $945 million, respectively, and net fair value liabilities of $21 million and $110 million, respectively.
At December 31, 2017, the Company estimates, based on current interest and exchange rates, there will be $26 million of net derivative losses on forward exchange rates, interest rate swaps, and treasury locks reclassified from accumulated other comprehensive income/(loss) into earnings within the next twelve months as the forecast transactions affect earnings. At December 31, 2017, our longest outstanding maturity was 2.9 years.

The effects of the material derivative instruments that are designated as hedging instruments on the consolidated statements of comprehensive income for the years ended December 31, 2017, 2016 and 2015 are as follows:

	Gain/(loss) recognized in OCI (effective portion)			Location of (loss)/gain reclassified from OCI into income (effective portion)	(Loss)/gain reclassified from OCI into income (effective portion)			Location of (loss)/gain recognized in income (ineffective portion and amount excluded from effectiveness testing)	(Loss)/gain recognized in income (ineffective portion and amount excluded from effectiveness testing)
	2017	2016	2015		2017	2016	2015		2017	2016	2015
Foreign exchange contracts	$39	$(127)	$(38)	Other expense/(income), net	$(53)	$(42)	$4	Interest expense	$(1)	$(1)	$1
We also enter into foreign currency transactions, primarily to hedge certain intercompany loans. These derivatives are not generally designated as hedging instruments and at December 31, 2017 and December 31, 2016, we had notional amounts of $971 million and $630 million, respectively, and had a net fair value asset of $3 million, and a net fair value liability of $8 million, respectively.
The effects of derivatives that have not been designated as hedging instruments on the consolidated statements of comprehensive income for the years ended December 31, 2017, 2016 and 2015 are as follows:

Derivatives not designated as hedging instruments:	Location of gain/(loss) recognized in income	Gain/(loss) recognized in income
		2017	2016	2015
Foreign exchange contracts	Other expense/(income), net	$11	$(3)	$(3)
Note 10 — Debt
Short-term debt and current portion of long-term debt consists of the following:

	December 31,
	2017	2016
6.200% senior notes due 2017	$—	$394
Current portion of 7-year term loan facility	—	22
Current portion of term loan due 2019	85	85
Short-term borrowing under bank overdraft arrangement	—	5
Other debt	—	2
	$85	$508

Long-term debt consists of the following:

	December 31,
	2017	2016
Revolving $1.25 billion credit facility	$884	$—
Revolving $800 million credit facility	—	238
7-year term loan facility	—	196
Term loan due 2019	84	169
7.000% senior notes due 2019	186	186
5.750% senior notes due 2021	497	496
3.500% senior notes due 2021	447	446
2.125% senior notes due 2022 (i)	644	565
4.625% senior notes due 2023	248	247
3.600% senior notes due 2024	645	—
4.400% senior notes due 2026	544	543
6.125% senior notes due 2043	271	271
	$4,450	$3,357
________________________

(i)	Notes issued in Euro (€540 million)
Guarantees
All direct obligations under the 6.200% (repaid during 2017), 7.000% and 3.600% senior notes are issued by Willis North America Inc. and guaranteed by Willis Towers Watson, Willis Netherlands Holdings B.V., Willis Investment U.K. Holdings Limited, TA I Limited, Trinity Acquisition plc, Willis Group Limited, Willis Towers Watson Sub Holdings Unlimited Company and Willis Towers Watson UK Holdings Limited. See Note 21 — Financial Information for Parent Guarantor, Other Guarantor Subsidiaries and Non-Guarantor Subsidiaries.
All direct obligations under the 5.750% senior notes are issued by the Company and guaranteed by Trinity Acquisition plc, Willis Netherlands Holdings B.V., Willis Investment U.K. Holdings Limited, TA I Limited, Willis North America Inc., Willis Group Limited, Willis Towers Watson Sub Holdings Unlimited Company and Willis Towers Watson UK Holdings Limited. See Note 22 — Financial Information for Parent Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries.
All direct obligations under the 4.625%, 6.125%, 3.500%, 4.400%, and 2.125% senior notes are issued by Trinity Acquisition plc and guaranteed by Willis Towers Watson, Willis Netherlands Holdings B.V., Willis Investment U.K. Holdings Limited, TA I Limited, Willis North America Inc., Willis Group Limited, Willis Towers Watson Sub Holdings Unlimited Company and Willis Towers Watson UK Holdings Limited. See Note 23 — Financial Information for Issuer, Parent Guarantor, Other Guarantor Subsidiaries and Non-Guarantor Subsidiaries.
Revolving Credit Facility
$1.25 billion revolving credit facility
On March 7, 2017, Trinity Acquisition plc (see Note 23 for further information) entered into a $1.25 billion amended and restated revolving credit facility (the ‘RCF’), that will mature on March 7, 2022. The RCF replaced the previous $800 million revolving credit facility (see below for further information). Amounts outstanding under the RCF shall bear interest at LIBOR plus a margin of 1.00% to 1.75%, or alternatively, the base rate plus a margin of 0.00% to 0.75%, based upon the Company’s guaranteed senior unsecured long-term debt rating.
Borrowings of $409 million and €45 million against the RCF were used to repay all outstanding borrowings against the previous $800 million revolving credit facility and the 7-year term loan due July 23, 2018.
Additionally, on March 28, 2017, $407 million was used to repay the 6.200% senior notes due 2017, including accrued interest.
$800 million revolving credit facility
Drawings under the previous $800 million revolving credit facility bore interest at LIBOR plus a margin of 1.25% to 2.00%, or alternatively the base rate plus a margin of 0.25% to 1.00% based upon the Company’s guaranteed senior unsecured long-term debt rating; a 1.375% margin applied while the Company’s debt rating remained BBB/Baa3. At December 31, 2016, $238 million was outstanding under this revolving credit facility.

WSI revolving credit facility
Willis Securities Inc. (‘WSI’) maintained a $400 million revolving credit facility. The WSI revolving credit facility expired on April 28, 2017. As of December 31, 2017 and 2016, there were no borrowings outstanding under the WSI revolving credit facility.
Senior Notes
3.600% senior notes due 2024
On May 16, 2017, Willis North America Inc. (see Note 21 for further information) issued $650 million of 3.600% senior notes due 2024 (‘2024 senior notes’). The effective interest rate of the 2024 senior notes is 3.614%, which includes the impact of the discount upon issuance. The 2024 senior notes will mature on May 15, 2024, and interest accrues on the 2024 senior notes from May 16, 2017 and will be paid in cash on May 15 and November 15 of each year. The net proceeds from this offering, after deducting underwriter discounts and commissions and estimated offering expenses, were $644 million, and were used to pay down amounts outstanding under the RCF and for general corporate purposes.
2.125% senior notes due 2022
On May 26, 2016, Trinity Acquisition plc issued €540 million ($609 million) of 2.125% senior notes due 2022 (‘2022 senior notes’). The 2022 senior notes are fully and unconditionally guaranteed by Willis Towers Watson. The effective interest rate of these senior notes is 2.154%, which includes the impact of the discount upon issuance. The 2022 senior notes will mature on May 26, 2022. Interest accrues on the notes from May 26, 2016 and will be paid in cash on May 26 of each year. The net proceeds from this offering, after deducting underwriter discounts and commissions and estimated offering expenses, were €535 million ($600 million). We used the net proceeds of this offering to repay Tranche A of the previous 1-year term loan facility, which matured in 2016, and related accrued interest.
3.500% senior notes due 2021 and 4.400% senior notes due 2026
On March 22, 2016, Trinity Acquisition plc issued $450 million of 3.500% senior notes due 2021 (‘2021 senior notes’) and $550 million of 4.400% senior notes due 2026 (‘2026 senior notes’). The 2021 senior notes and the 2026 senior notes are fully and unconditionally guaranteed by the Company. The effective interest rates of these senior notes are 3.707% and 4.572%, respectively, which includes the impact of the discount upon issuance. The 2021 senior notes and the 2026 senior notes will mature on September 15, 2021 and March 15, 2026, respectively. Interest accrues on the notes from March 22, 2016 and will be paid in cash on March 15 and September 15 of each year. The net proceeds from these offerings, after deducting underwriter discounts and commissions and estimated offering expenses, were $988 million. We used the net proceeds of these offerings to: (i) repay $300 million principal under the prior $800 million revolving credit facility and related accrued interest, which was drawn to repay our previously issued 4.125% senior notes on March 15, 2016; (ii) repay $400 million principal on Tranche B of the previous 1-year term loan facility and related accrued interest; and (iii) pay down a portion of the remaining principal amount outstanding under the previous $800 million revolving credit facility and related accrued interest.
4.625% senior notes due 2023 and 6.125% senior notes due 2043
On August 15, 2013, the Company issued $250 million of 4.625% senior notes due 2023 and $275 million of 6.125% senior notes due 2043. The effective interest rates of these senior notes are 4.696% and 6.154%, respectively, which include the impact of the discount upon issuance. The proceeds were used to repurchase other previously issued senior notes.
5.750% senior notes due 2021
In March 2011, the Company issued $500 million of 5.750% senior notes due 2021. The effective interest rate of this senior note is 5.871%, which includes the impact of the discount upon issuance. The proceeds were used to repurchase and redeem other previously issued senior notes.
7.000% senior notes due 2019
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

Term Loan Facilities
7-year term loan facility
The 7-year term loan facility expiring 2018 bore interest at the same rate applicable to the previous $800 million revolving credit facility and was repayable in quarterly installments of $6 million with a final repayment of $186 million due in the third quarter of 2018. During 2017, we repaid in full and terminated the 7-year term loan with proceeds from borrowings against our $1.25 billion revolving credit facility.
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
The interest rate on the term loan is based on the Company’s choice of one, two, three or six-month LIBOR plus a spread of 1.25% to 1.75%, or alternatively the bank base rate plus 0.25% to 0.75%. The spread to each index is dependent on the Company’s consolidated leverage ratio. The weighted-average interest rate on this term loan for the year ended December 31, 2017 was 2.33%. The term loan amortizes at a rate of $21 million per quarter, beginning in March 2016, with a final maturity date of December 2019. The Company has the right to prepay a portion or all of the outstanding term loan balance on any interest payment date without penalty. At December 31, 2017, the balance outstanding on the term loan was $170 million, before reduction of $1 million in debt issuance fees.
Additional Information Regarding Fully Repaid Term Loan Facility and Senior Notes
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
4.125% senior notes due 2016
In March 2011, the Company issued $300 million of 4.125% senior notes due 2016. The effective interest rate of the senior notes was 4.240%, which included the impact of the discount upon issuance. The proceeds were used to repurchase and redeem other previously issued senior notes.
6.200% senior notes due 2017
On March 28, 2007, we issued $600 million of 10 year senior notes at 6.200%. The effective interest rate of these senior notes was 6.253%. In August 2013, $206 million of the 6.200% senior notes were repurchased. The final balance was repaid on March 28, 2017 from the RCF as discussed above.
Covenants
The terms of our current financings also include certain limitations. For example, the agreements relating to the debt arrangements and credit facilities generally contain numerous operating and financial covenants, including requirements to maintain minimum ratios of consolidated EBITDA to consolidated cash interest expense and maximum levels of consolidated funded indebtedness in relation to consolidated EBITDA, in each case subject to certain adjustments. The operating restrictions and financial covenants in our credit facilities do, and any future financing agreements may, limit our ability to finance future operations or capital needs or to engage in other business activities. At December 31, 2017 and 2016, we were in compliance with all financial covenants.

Debt Maturity
The following table summarizes the maturity of our debt, interest on senior notes and excludes any reduction for debt issuance costs:

	2018	2019	2020	2021	2022	Thereafter	Total
Senior notes	$—	$187	$—	$950	$644	$1,725	$3,506
Interest on senior notes	147	144	134	107	82	464	1,078
Term loans	85	85	—	—	—	—	170
RCF	—	—	—	—	884	—	884
Total	$232	$416	$134	$1,057	$1,610	$2,189	$5,638
Interest Expense
The following table shows an analysis of the interest expense for the years ended December 31:

	Years ended December 31,
	2017	2016	2015
Senior notes	$148	$139	$114
Term loans	8	17	5
RCF	17	10	6
WSI revolving credit facility	1	2	2
Other (i)	14	16	15
Total interest expense	$188	$184	$142
________________________

(i)	Other primarily includes debt issuance costs, interest expense on capitalized leases and accretion on deferred and contingent consideration.
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

•
Market values for our derivative instruments have been used to determine the fair value of interest rate swaps and forward foreign exchange contracts based on estimated amounts the Company would receive or have to pay to terminate the agreements, taking into account observable information about the current interest rate environment or current foreign currency forward rates. Such financial instruments are classified as Level 2 in the fair value hierarchy.

•
Contingent consideration payable is classified as Level 3, and we estimate fair value based on the likelihood and timing of achieving the relevant milestones of each arrangement, applying a probability assessment to each of the potential outcomes, and discounting the probability-weighted payout. Typically, milestones are based on revenue or EBITDA growth for the acquired business.

The following tables present our assets and liabilities measured at fair value on a recurring basis at December 31, 2017 and December 31, 2016:

	Balance Sheet Location	Fair Value Measurements on a Recurring Basis at December 31, 2017
		Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds / exchange traded funds	Prepaid and other current assets and other non-current assets	$40	$—	$—	$40
Derivatives:
Derivative financial instruments (i)	Prepaid and other current assets and other non-current assets	$—	$18	$—	$18
Liabilities:
Contingent consideration:
Contingent consideration (ii)	Other current liabilities and other non-current liabilities	$—	$—	$51	$51
Derivatives:
Derivative financial instruments (i)	Other current liabilities and other non-current liabilities	$—	$37	$—	$37

	Balance Sheet Location	Fair Value Measurements on a Recurring Basis at December 31, 2016
		Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds / exchange traded funds	Prepaid and other current assets and other non-current assets	$37	$—	$—	$37
Derivatives:
Derivative financial instruments (i)	Prepaid and other current assets and other non-current assets	$—	$15	$—	$15
Liabilities:
Contingent consideration:
Contingent consideration (ii)	Other current liabilities and other non-current liabilities	$—	$—	$55	$55
Derivatives:
Derivative financial instruments (i)	Other current liabilities and other non-current liabilities	$—	$133	$—	$133
____________________

(i)	See Note 9 — Derivative Financial Instruments for further information on our derivative instruments.

(ii)
Probability weightings are based on our knowledge of the past and planned performance of the acquired entity to which the contingent consideration applies. The weighted-average discount rate used on our material contingent consideration calculations was 9.64% and 10.76% at December 31, 2017 and December 31, 2016, respectively. Using different probability weightings and discount rates could result in an increase or decrease of the contingent consideration payable.

The following table summarizes the change in fair value of the Level 3 liabilities:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	December 31, 2017
Balance at December 31, 2016	$55
Obligations assumed	—
Net sales	(7)
Payments	(10)
Realized and unrealized gains	9
Foreign exchange	4
Balance at December 31, 2017	$51
There were no significant transfers between Levels 1, 2 or 3 during the years ended December 31, 2017 and 2016.

Fair value information about financial instruments not measured at fair value
The following tables present our liabilities not measured at fair value on a recurring basis at December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Short-term debt and current portion of long-term debt	$85	$85	$508	$513
Long-term debt	$4,450	$4,706	$3,357	$3,504
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
On January 4, 2016, in connection with the Merger, we acquired additional defined benefit pension, PRW, and defined contribution plans. Total plan assets of approximately $3.7 billion and projected benefit obligations of approximately $4.6 billion were acquired. The funded status for each of the acquired plans has been included in the values of identifiable assets acquired, and liabilities assumed in Note 3 — Merger, Acquisitions and Divestitures and are recorded as $67 million in pension benefits assets and $923 million in liability for pension benefits.
As part of these obligations, in the United States, the United Kingdom and Canada, we have non-qualified plans that provide for the additional pension benefits that would be covered under the qualified plan in the respective country were it not for statutory maximums. The non-qualified plans are unfunded.
The significant plans within each grouping are described below:
United States
Legacy Willis – This plan was frozen in 2009. Approximately one-quarter of the Legacy Willis employees in the United States have a frozen accrued benefit under this plan.
Willis Towers Watson Plan – Substantially all U.S. employees are eligible to participate in this plan. Benefits are provided under a stable value pension plan design. The original stable value design came into effect on January 1, 2012. As of July 1, 2017, existing plan participants earn benefits without having to make employee contributions, and all newly eligible employees are required to contribute 2% of pay to participate in the plan.
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
Germany (Legacy Willis) – The defined benefit plan population consists of retirees receiving annuities and three participants with deferred vested benefits. Other employees and former employees participate in defined contribution arrangements.
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

Amounts Recognized in our Consolidated Financial Statements
The following schedules provide information concerning the defined benefit pension plans and PRW plan as of and for the years ended December 31, 2017 and 2016:

	2017				2016
	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW
Change in Benefit Obligation
Benefit obligation, beginning of year	$4,169	$3,899	$732	$113	$976	$2,881	$184	$—
Service cost	66	32	20	—	59	24	19	1
Interest cost	139	93	17	4	137	114	18	3
Employee contributions	6	1	—	6	—	1	—	7
Actuarial losses	293	2	5	14	151	852	61	4
Settlements	(16)	(138)	(1)	—	—	(12)	(61)	—
Benefits paid	(181)	(93)	(29)	(14)	(166)	(130)	(24)	(14)
Business combinations	—	—	—	—	3,012	842	530	112
Transfers in	—	—	1	—	—	—	1	—
Foreign currency changes	—	369	77	—	—	(673)	4	—
Benefit obligation, end of year	$4,476	$4,165	$822	$123	$4,169	$3,899	$732	$113
Change in Plan Assets
Fair value of plan assets, beginning of year	$3,280	$4,360	$467	$4	$749	$3,478	$158	$—
Actual return on plan assets	464	290	42	—	153	782	26	—
Employer contributions	101	66	34	6	91	106	39	7
Employee contributions	6	1	—	6	—	1	—	7
Settlements	(16)	(138)	(1)	—	—	(12)	(58)	—
Benefits paid	(181)	(93)	(29)	(14)	(166)	(130)	(24)	(14)
Business combinations	—	—	—	—	2,453	906	321	4
Transfers in	—	—	1	—	—	—	1	—
Foreign currency adjustment	—	424	48	—	—	(771)	4	—
Fair value of plan assets, end of year	$3,654	$4,910	$562	$2	$3,280	$4,360	$467	$4
Funded status at end of year	$(822)	$745	$(260)	$(121)	$(889)	$461	$(265)	$(109)
Accumulated Benefit Obligation	$4,476	$4,165	$790	$123	$4,169	$3,899	$696	$113
Components on the Consolidated Balance Sheet
Pension benefits assets	$—	$754	$17	$—	$—	$478	$10	$—
Current liability for pension benefits	$(40)	$—	$(6)	$(5)	$(47)	$—	$(7)	$(3)
Non-current liability for pension benefits	$(782)	$(9)	$(271)	$(116)	$(842)	$(17)	$(268)	$(106)
	$(822)	$745	$(260)	$(121)	$(889)	$461	$(265)	$(109)
Amounts recognized in accumulated other comprehensive loss as of December 31, 2017 and 2016 consist of:

	2017				2016
	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW
Net actuarial loss	$663	$909	$79	$19	$603	$918	$80	$4
Net prior service gain	—	(142)	—	—	—	(147)	—	—
Accumulated other comprehensive loss	$663	$767	$79	$19	$603	$771	$80	$4
The following table presents the projected benefit obligation and fair value of plan assets for our plans that have a projected benefit obligation in excess of plan assets as of December 31, 2017 and 2016:

	2017			2016
	U.S.	U.K.	Other	U.S.	U.K.	Other
Projected benefit obligation at end of year	$4,476	$10	$758	$4,169	$843	$686
Fair value of plan assets at end of year	$3,654	$—	$481	$3,280	$825	$411

The following table presents the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for our plans that have an accumulated benefit obligation in excess of plan assets as of December 31, 2017 and 2016.

	2017			2016
	U.S.	U.K.	Other	U.S.	U.K.	Other
Projected benefit obligation at end of year	$4,476	$10	$758	$4,169	$843	$686
Accumulated benefit obligation at end of year	$4,476	$10	$726	$4,169	$843	$650
Fair value of plan assets at end of year	$3,654	$—	$481	$3,280	$825	$411
The components of the net periodic benefit income and other amounts recognized in other comprehensive (income)/loss for the years ended December 31, 2017, 2016 and 2015 for the defined benefit pension and PRW plans are as follows:

	2017				2016				2015
	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW
Components of net periodic benefit (income)/cost:
Service cost	$66	$32	$20	$—	$59	$24	$19	$1	$—	$33	$3	$—
Interest cost	139	93	17	4	137	114	18	3	41	107	3	—
Expected return on plan assets	(245)	(284)	(30)	—	(240)	(253)	(27)	—	(57)	(230)	(3)	—
Amortization of unrecognized prior service credit	—	(18)	—	—	—	(19)	—	—	—	(18)	—	—
Amortization of unrecognized actuarial loss	13	53	2	—	12	42	—	—	11	36	1	—
Settlement	1	37	1	—	—	—	5	—	—	—	—	—
Curtailment gain	—	—	—	—	—	—	—	—	—	(5)	—	—
Net periodic benefit (income)/cost	$(26)	$(87)	$10	$4	$(32)	$(92)	$15	$4	$(5)	$(77)	$4	$—
Other changes in plan assets and benefit obligations recognized in other comprehensive loss/(income):
Net actuarial loss/(gain)	$74	$(4)	$(7)	$14	$238	$323	$62	$4	$(16)	$59	$(5)	$—
Amortization of unrecognized actuarial loss	(13)	(53)	(2)	—	(12)	(42)	—	—	(11)	(36)	(1)	—
Prior service gain	—	—	—	—	—	—	—	—	—	(215)	—	—
Amortization of unrecognized prior service credit	—	18	—	—	—	19	—	—	—	18	—	—
Settlement	(1)	(37)	(1)	—	—	—	(8)	—	—	—	—	—
Curtailment loss	—	—	—	—	—	—	—	—	—	18	—	—
Total recognized in other comprehensive loss/(income)	60	(76)	(10)	14	226	300	54	4	(27)	(156)	(6)	—
Total recognized in net periodic benefit (income)/cost and other comprehensive loss/(income)	$34	$(163)	$—	$18	$194	$208	$69	$8	$(32)	$(233)	$(2)	$—
During the year ended December 31, 2017, as a result of past changes in UK legislation and the low interest rate environment, the amount of transfer payments from the Legacy Willis UK pension plan exceeded the plan’s service and interest cost.  This triggers settlement accounting which requires immediate recognition of a portion of the obligations associated with the plan transfers.  Consequently, the Company recognized a non-cash expense of $36 million.
During fiscal year 2016, we adopted the granular approach to calculating service and interest cost. This was treated as a change in accounting estimate, and resulted in a credit of $51 million included in our total net periodic benefit income reflected above.
On March 6, 2015, Legacy Willis announced to members of the U.K. defined benefit pension plan that, effective from June 30, 2015, future salary increases would not be pensionable (the ‘salary freeze’). Legacy Willis recognized the salary freeze as a plan amendment at the announcement date. The impact of the salary freeze reduced the plan’s projected benefit obligation by approximately $215 million and created a prior service credit which is recognized in other comprehensive income and then amortized to the consolidated statement of comprehensive income over the remaining expected service life of active employees.

The estimated net actuarial loss and prior service gain for the defined benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are:

	For the Year Ended December 31, 2018
	U.S.	U.K	Other	PRW
Estimated net actuarial loss	$11	$47	$2	$1
Prior service gain	$—	$(19)	$—	$—
Assumptions Used in the Valuations of the Defined Benefit Pension Plans and PRW Plan
The determination of the Company’s obligations and annual expense under the plans is based on a number of assumptions that, given the longevity of the plans, are long-term in focus. A change in one or a combination of these assumptions could have a material impact on our projected benefit obligation. However, certain of these changes, such as changes in the discount rate and actuarial assumptions, are not recognized immediately in net income, but are instead recorded in other comprehensive income. The accumulated gains and losses not yet recognized in net income are amortized into net income as a component of the net periodic benefit cost/(credit) generally based on the average working life expectancy of the plan’s active participants to the extent that the net gains or losses as of the beginning of the year exceed 10% of the greater of the market-related value of plan assets or the projected benefit obligation. The average remaining service period of participants for the PRW plan is approximately 9.9 years.
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

The assumptions used to determine net periodic benefit cost for the fiscal years ended December 31, 2017, 2016, and 2015 were as follows:

	Years ended December 31,
	2017				2016				2015
	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW
Discount rate (i)	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	3.9%	3.6%	2.3%	—%
Discount rate - PBO	4.0%	2.6%	2.7%	4.0%	4.2%	3.8%	3.2%	4.2%	N/A	N/A	N/A	—%
Discount rate - service cost	3.9%	2.6%	3.0%	3.9%	3.9%	3.8%	3.4%	4.1%	N/A	N/A	N/A	—%
Discount rate - interest cost on service cost	3.2%	2.4%	2.8%	3.5%	3.2%	3.8%	3.1%	3.5%	N/A	N/A	N/A	—%
Discount rate - interest cost on PBO	3.4%	2.3%	2.3%	3.3%	3.4%	3.4%	2.8%	3.3%	N/A	N/A	N/A	—%
Expected long-term rate of return on assets	7.6%	6.3%	6.1%	2.0%	7.6%	6.2%	6.1%	2.0%	7.3%	6.5%	3.3%	—%
Rate of increase in compensation levels	4.3%	3.2%	2.3%	N/A	4.3%	3.2%	2.3%	N/A	N/A	2.9%	2.2%	—%
Healthcare cost trend
Initial rate				7.0%				7.0%				N/A
Ultimate rate				5.0%				5.0%				N/A
Year reaching ultimate rate				2022				2022				N/A
____________________

(i)
This discount rate represents the assumption to determine net periodic benefit cost prior to the Company’s use of the granular approach to calculating service and interest cost which began for the 2016 fiscal year.

The following tables present the assumptions used in the valuation to determine the projected benefit obligation for the fiscal years ended December 31, 2017 and 2016:

	December 31, 2017				December 31, 2016
	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW
Discount rate	3.6%	2.6%	2.6%	3.5%	4.0%	2.6%	2.7%	4.0%
Rate of increase in compensation levels	4.3%	3.0%	2.3%	N/A	4.3%	3.2%	2.3%	N/A
A one percentage point change in the assumed healthcare cost trend rates would have an immaterial effect on the post-retirement benefit cost and obligation as of December 31, 2017.
The expected return on plan assets was determined on the basis of the weighted-average of the expected future returns of the various asset classes, using the target allocations shown below. The Company’s pension plan asset target allocations as of December 31, 2017 were as follows:

	U.S.		U.K.			Canada	Germany	Ireland
Asset Category	Willis	Towers Watson	Willis	Towers Watson	Miller	Towers Watson	Towers Watson	Willis	Towers Watson
Equity securities	35%	23%	33%	11%	33%	60%	30%	32%	71%
Debt securities	54%	43%	47%	56%	55%	40%	51%	27%	29%
Real estate	11%	6%	2%	—%	—%	—%	—%	3%	—%
Other	—%	28%	18%	33%	12%	—%	19%	38%	—%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%
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
Fair Value of Plan Assets
The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value:

•	Level 1: refers to fair values determined based on quoted market prices in active markets for identical assets;

•	Level 2: refers to fair values estimated using observable market based inputs or unobservable inputs that are corroborated by market data; and

•	Level 3: includes fair values estimated using unobservable inputs that are not corroborated by market data.
The fair values of our U.S. plan assets by asset category at December 31, 2017 and 2016 are as follows:

	December 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset category:
Cash	$10	$—	$—	$10	$3	$—	$—	$3
Short-term securities	—	283	—	283	—	33	—	33
Equity securities	202	—	—	202	253	8	—	260
Government bonds	10	—	—	10	10	—	—	10
Corporate bonds	—	193	—	193	—	169	—	170
Other fixed income	—	20	—	20	—	19	—	19
Pooled / commingled funds	—	—	—	1,922	—	—	—	1,665
Mutual funds	1	—	—	1	183	—	—	183
Private equity	—	—	—	287	—	—	—	234
Hedge funds	—	—	—	724	—	—	—	692
Total assets	$223	$496	$—	$3,652	$449	$229	$—	$3,269

The fair values of our U.K. plan assets by asset category at December 31, 2017 and 2016 are as follows:

	December 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset category:
Cash	$92	$—	$—	$92	$49	$—	$—	$49
Equity securities	24	—	—	24	374	8	—	382
Government bonds	1,841	—	—	1,841	1,184	—	—	1,184
Corporate bonds	—	224	—	224	—	118	—	118
Other fixed income	—	246	—	246	—	216	—	216
Pooled / commingled funds	—	—	—	2,294	—	—	—	1,677
Mutual funds	—	—	—	8	—	—	—	11
Private equity	—	—	—	32	—	—	—	40
Derivatives	—	102	—	102	—	73	—	73
Real estate	—	—	—	218	—	—	—	197
Hedge funds	—	—	—	393	—	—	—	426
Total assets	$1,957	$572	$—	$5,474	$1,607	$415	$—	$4,373

Liability category:
Repurchase agreements	—	549	—	549	—	—	—	—
Derivatives	—	16	—	16	—	14	—	14
Net assets	$1,957	$7	$—	$4,909	$1,607	$401	$—	$4,359
The fair values of our Other plan assets by asset category at December 31, 2017 and 2016 are as follows:

	December 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset category:
Cash	$5	$—	$—	$5	$17	$—	$—	$17
Pooled / commingled funds	—	—	—	327	—	—	—	214
Mutual funds	—	—	—	209	—	—	—	224
Insurance contracts	—	—	19	19	—	—	17	17
Total assets	$5	$—	$19	$560	$17	$—	$17	$472
Our PRW plan invests only in short-term investments and mutual funds and is not included within this fair value hierarchy table.
We evaluate the need to transfer between levels based upon the nature of the financial instrument and size of the transfer relative to the total net assets of the plans. There were no significant transfers between Levels 1, 2 or 3 in the fiscal years ended December 31, 2017 and 2016.
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
Repurchase agreements: Valued as the repurchase obligation which includes an interest rate linked to the underlying fixed interest government bond portfolio. These agreements are short-term in nature (less than one year) and were entered into for the purpose of purchasing additional government bonds.
The following table reconciles the net plan investments to the total fair value of the plan assets:

	December 31,
	2017	2016
Net assets held in investments	$9,121	$8,100
PRW plan assets	2	3
Net receivable for investments purchased	2	3
Dividend and interest receivable	3	3
Fair value of plan assets	$9,128	$8,109
Level 3 investments
As a result of the inherent limitations related to the valuations of the Level 3 investments, due to the unobservable inputs of the underlying funds, the estimated fair value may differ significantly from the values that would have been used had a market for those investments existed.
The following table sets forth a summary of changes in the fair value of the plans’ Level 3 assets for the fiscal year ended December 31, 2017:

Level 3 Roll Forward
Beginning balance at December 31, 2016	$17
Foreign exchange	2
Ending balance at December 31, 2017	$19
Contributions and Benefit Payments
Funding is based on actuarially determined contributions and is limited to amounts that are currently deductible for tax purposes. Since funding calculations are based on different measurements than those used for accounting purposes, pension contributions are not equal to net periodic pension costs.
The following table sets forth our projected pension contributions to our qualified plans for fiscal year 2018, as well as the pension contributions to our qualified plans in fiscal years 2017 and 2016:

	2018 (Projected)	2017 (Actual)	2016 (Actual)
U.S.	$50	$50	$50
U.K.	$81	$65	$105
Other	$13	$13	$29

Expected benefit payments from our defined benefit pension plans to current plan participants, including the effect of their expected future service, as appropriate, are as follows:

	Benefit Payments
Fiscal Year	U.S.	U.K.	Other	PRW	Total
2018	230	112	36	16	394
2019	236	111	26	17	390
2020	245	117	27	18	407
2021	249	127	29	19	424
2022	260	129	36	20	445
Years 2023 – 2027	1,386	764	179	117	2,446
	$2,606	$1,360	$333	$207	$4,506
Defined Contribution Plan
We have defined contribution plans covering eligible employees in many countries. The most significant plans are in the U.S. and U.K. and are described here.
We have a U.S. defined contribution plan covering all eligible employees of Willis Towers Watson (the ‘Plan’). The Plan allows participants to make pre-tax and Roth after-tax contributions and provides a 100% match by us on the first 1% of employee contributions and 50% match on the next 5% of employee contributions. Employees vest in the employer match upon 2 years of service. All investment assets of the plan are held in a trust account administered by independent trustees.
The Legacy Towers Watson U.K. pension plan has a money purchase component to which we make core contributions plus additional contributions matching those of the participants up to a maximum rate. Contribution rates depend on the age of the participant and whether or not they arise from salary sacrifice arrangements through which the participant has elected to receive a pension contribution in lieu of additional salary.
The Legacy Willis U.K. pension plan has a money purchase component to which we make core contributions plus additional contributions matching those of the participants up to a maximum rate. Contribution rates may arise from salary sacrifice arrangements through which the participant has elected to receive a pension contribution in lieu of additional salary.
We made contributions to our defined contribution plans for the years ended December 31, 2017, 2016, and 2015 amounting to $154 million, $152 million and $77 million, respectively.
Note 13 — Commitments and Contingencies
Operating Leases
The Company leases certain land, building and equipment under various operating lease commitments. The total amount of the minimum rent is expensed on a straight-line basis over the term of the lease. Rental expenses and sub-lease rental income for operating leases are recorded as part of other operating expenses in the consolidated statements of comprehensive income. Rental expense, exclusive of sublease income, was $302 million, $302 million, and $142 million for the years ended December 31, 2017, 2016 and 2015, respectively. We have entered into sublease agreements for some of our excess leased space. Sublease income was $21 million, $17 million and $17 million for the years ended December 31, 2017, 2016 and 2015, respectively.
As of December 31, 2017, the aggregate future minimum rental commitments under all non-cancellable operating lease agreements are as follows:

	Gross rental commitments	Rentals from subleases	Net rental commitments
2018	$204	$(16)	$188
2019	191	(13)	178
2020	165	(13)	152
2021	138	(10)	128
2022	120	(4)	116
Thereafter	585	(5)	580
Total	$1,403	$(61)	$1,342

Guarantees
Guarantees issued by certain of Willis Towers Watson’s subsidiaries with respect to the senior notes and revolving credit facilities are discussed in Note 10 — Debt.
Certain of Willis Towers Watson’s subsidiaries have given the landlords of some leasehold properties occupied by the Company in the United Kingdom and the United States guarantees in respect of the performance of the lease obligations of the subsidiary holding the lease. The operating lease obligations subject to such guarantees amounted to $669 million and $558 million at December 31, 2017 and 2016, respectively. The capital lease obligations subject to such guarantees amounted to $8 million and $9 million as of December 31, 2017 and 2016, respectively.
Acquisition liabilities
The Company has deferred and contingent consideration due to be paid on existing acquisitions until 2019 totaling $96 million at December 31, 2017. Most notably, our liability for the acquisition of Miller Insurance Services LLP in May 2015, for which deferred and contingent consideration, including interest, was $78 million at December 31, 2017. Total deferred and contingent consideration paid during the year ended December 31, 2017 was $65 million.
Other contractual obligations
For certain subsidiaries and associates, the Company has the right to purchase shares (a call option) from co-shareholders at various dates in the future. In addition, the co-shareholders of certain subsidiaries and associates have the right to sell their shares (a put option) to the Company at various dates in the future. Generally, the exercise price of such put options and call options is formula-based (using revenues and earnings) and is designed to reflect fair value. Based on current projections of profitability and exchange rates, and assuming the put options are exercised, the potential amount payable from these options is not expected to exceed $34 million.
In July 2010, the Company made a capital commitment of $25 million to Trident V Parallel Fund, LP, an investment fund managed by Stone Point Capital. This replaced a capital commitment of $25 million that had been made to Trident V, LP in December 2009. As of December 31, 2017 there have been approximately $24 million of capital contributions.
In May 2011, the Company made a capital commitment of $10 million to Dowling Capital Partners I, LP. As of December 31, 2017 there had been approximately $9 million of capital contributions.
Other contractual obligations at December 31, 2017 and 2016, include certain capital lease obligations totaling $48 million and $54 million, respectively, primarily in respect of the Company’s Nashville property.
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
Errors and omissions claims, lawsuits, and other proceedings arising in the ordinary course of business are covered in part by professional indemnity or other appropriate insurance. See Note 14 for the amounts accrued at December 31, 2017 and 2016 in the consolidated balance sheets. The terms of this insurance vary by policy year. Regarding self-insured risks, the Company has established provisions which are believed to be adequate in the light of current information and legal advice, or, in certain cases, where a range of loss exists, the Company accrues the minimum amount in the range if no amount within the range is a better estimate than any other amount. The Company adjusts such provisions from time to time according to developments.

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
Merger-Related Securities Litigation
On November 21, 2017, a purported former stockholder of Legacy Towers Watson filed a putative class action complaint on behalf of a putative class consisting of all Legacy Towers Watson stockholders as of October 2, 2015 against the Company, Legacy Towers Watson, Legacy Willis, ValueAct Capital Management (‘ValueAct’), and certain current and former directors and officers of Legacy Towers Watson and Legacy Willis (John Haley, Dominic Casserley, and Jeffrey Ubben), in the United States District Court for the Eastern District of Virginia. The complaint asserts claims against certain defendants under Section 14(a) of the Securities Exchange Act of 1934 (the ‘Exchange Act’) for allegedly false and misleading statements in the proxy statement for the Merger; and against other defendants under Section 20(a) of the Exchange Act for alleged “control person” liability with respect to such allegedly false and misleading statements. The complaint further contends that the allegedly false and misleading statements caused stockholders of Legacy Towers Watson to accept inadequate Merger consideration. The complaint seeks damages in an unspecified amount. On February 20, 2018, the court appointed the Regents of the University of California as Lead Plaintiff and Bernstein Litowitz Berger & Grossman LLP as Lead Counsel for the putative class, consolidated all subsequently filed, removed, or transferred actions, and captioned the consolidated action “In re Willis Towers Watson plc Proxy Litigation,” Master File No. 1:17-cv-1338-AJT-JFA. Lead Plaintiff has indicated that it intends to file a consolidated amended complaint.
On February 27, 2018, another purported former stockholder of Legacy Towers Watson filed a putative class action complaint on behalf of a putative class of Legacy Towers Watson stockholders against the former members of the Legacy Towers Watson board of directors, Legacy Towers Watson, Legacy Willis and ValueAct, in the Delaware Court of Chancery, captioned City of Fort Myers General Employees’ Pension Fund v. Towers Watson & Co., et al., C.A. No. 2018-0132. Based on similar allegations, the complaint asserts claims against the former directors of Legacy Towers Watson for breach of fiduciary duty and against Legacy Willis and ValueAct for aiding and abetting breach of fiduciary duty. The defendants have not yet responded to the complaint.

The Company disputes the allegations in these actions and intends to defend the lawsuits vigorously. Given the stage of the proceedings, the Company is unable to provide an estimate of the reasonably possible loss or range of loss in respect of the complaints.
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
On September 7, 2016, Plaintiffs filed with the Court a motion to approve the settlement. On October 19, 2016, the Court preliminarily approved the settlement. Several of the plaintiffs in the other actions above objected to the settlement, and a hearing to consider final approval of the settlement was held on January 20, 2017, after which the Court reserved decision. On August 23, 2017, the Court approved the settlement, including the bar orders. Several of the objectors have since appealed the settlement approval and bar orders to the Fifth Circuit. The appeals are currently pending. The Company expects the briefing in connection with the appeals to be completed by early April 2018. There is no date certain for when the appeal will be decided. The Company will not make the $120 million settlement payment unless and until the appeals are decided in its favor and the settlement is not subject to any further appeal.

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
On January 9, 2018, Legacy Towers Watson and the City participated in a mediation and reached a settlement in principle. Pursuant to the settlement in principle, in exchange for a dismissal of the claims of the City related to Legacy Towers Watson’s pension actuarial advice to the Fund, and any potential claims the City may have related to Legacy Towers Watson’s pension actuarial advice to the Houston Municipal Employees Pension System and the Houston Police Officers Pension System, Legacy Towers Watson would pay a total of $40 million. The Company accrued $11 million during the three months ended December 31, 2017 in respect of this settlement. This settlement in principle remains subject to completion of settlement documentation between the City and Legacy Towers Watson and to approval by the City of Houston City Council.
In the event the settlement documentation is not finalized by the City and Legacy Towers Watson or the settlement is not approved by the City of Houston City Council, the Company is currently unable to provide an estimate of the reasonably possible loss or range of loss. The Company disputes the allegations, and in the event the settlement is not finalized or approved, the Company intends to defend the lawsuit vigorously.
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

On March 1, 2017, Towers Perrin and Plaintiffs participated in a mediation and reached a settlement in principle. Pursuant to the settlement in principle, in exchange for a dismissal of the claims of all class members and a release of Towers Perrin by all class members, Towers Perrin would pay a total of $9.75 million into an interest-bearing settlement fund, to be used to reimburse class counsel's costs, and for later distribution to class members as approved by the Court. This proposed settlement amount was accrued during the three months ended March 31, 2017. A formal settlement agreement was submitted to the Court for its preliminary approval on May 18, 2017. On October 25, 2017, the Court preliminarily approved the settlement and granted the Company’s unopposed motion for a good faith settlement determination. At the hearing on final approval held on January 26, 2018, the Court granted final approval of the settlement. Class members who properly objected to the settlement have standing to appeal within sixty days of the date notice of entry of judgment is made.
Based on the stage of the proceedings, in the event the final approval of the settlement were to be reversed on appeal, the Company is unable to provide an estimate of the reasonably possible loss or range of loss in respect of the plaintiffs’ complaint.
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
Now that the Commission has initiated proceedings, the FCA has closed its competition act investigation. However, it retains its jurisdiction over broking regulatory matters arising from the conduct being investigated.
Given the status of the investigation, the Company is currently unable to assess the terms on which this investigation, or any other regulatory matter or civil claims emanating from the conduct being investigated, will be resolved, and thus is unable to provide an estimate of the reasonably possible loss or range of loss.
U.K. Investment Consulting Investigation
In September 2017, the FCA announced that it would make a market investigation referral with respect to the investment consulting industry to the U.K. Competition & Markets Authority (the ‘CMA’). The CMA then commenced a market investigation, and the Company is currently cooperating with the investigation.
The CMA investigation of the investment consulting market is expected to take at least 18 months to conclude. Provisional findings should be issued in the third quarter of 2018. Given the early stage of the investigation, the Company is currently unable to assess whether the CMA will find any adverse effects on competition, and, if the CMA does find any adverse effects on competition, what remedies it may impose on the industry. Given this, the Company is unable to provide an estimate of the reasonably possible loss or range of loss.
London Wholesale Insurance Broker Market Study
In November 2017, the FCA published its Terms of Reference for its Market Study into insurance broking activities in the London Wholesale Market including market power, conflicts of interest and broker conduct. This is an industry-wide inquiry and not particular to the Company. The FCA is using its powers under the UK Financial Services and Markets Act 2000 and will collate information and aims to issue an interim report in or about the fourth quarter of 2018. The Study is expected to take 2 years to conclude. Extensive data requests have been received by two of the Company’s subsidiaries with phased response times from March to April 2018. It is possible that outcomes of the Study could include new rules, changes to market practices, referral to the U.K. Competition & Markets Authority for a market investigation, and/or individual firm investigations on specific issues. Given the early stage of the Study, the Company is currently unable to assess whether the FCA will find that competition in the sector is working in the interests of clients or not, and, if the FCA does find that competition in the sector is not working in the interests of clients, what remedies it may impose on the industry or on any industry participants. Given this, the Company is unable to provide an estimate of the reasonably possible loss or range of loss.
Note 14 — Supplementary Information for Certain Balance Sheet Accounts
Additional details of specific balance sheet accounts are detailed below.

Accounts receivable, net consists of the following:

	December 31, 2017	December 31, 2016
Billed, net of allowance for doubtful debts of $45 million and $40 million	$1,933	$1,789
Accrued and unbilled, at estimated net realizable value	313	291
Accounts receivable, net	$2,246	$2,080
Accounts receivable are stated at estimated net realizable values. The provisions, shown below as of the end of each period, are recorded as the amounts considered by management to be sufficient to meet probable future losses related to uncollectible accounts.

	December 31, 2017	December 31, 2016	December 31, 2015
Balance at beginning of year	$40	$22	$12
Additions charged to costs and expenses	17	36	5
Charges to other accounts - acquisitions	—	8	11
Deductions/other movements	(9)	(27)	(7)
Foreign exchange	(3)	1	1
Balance at end of year	$45	$40	$22
Prepaid and other current assets consist of the following:

	December 31, 2017	December 31, 2016
Prepayments and accrued income	$132	$131
Derivatives and investments	29	32
Deferred compensation plan assets	21	15
Retention incentives	7	7
Corporate income and other taxes	170	97
Other current assets	71	55
Total prepaid and other current assets	$430	$337
Other non-current assets consist of the following:

	December 31, 2017	December 31, 2016
Prepayments and accrued income	$18	$15
Deferred compensation plan assets	135	111
Deferred tax assets	46	50
Accounts receivable, net	33	27
Other investments	26	30
Other non-current assets	189	120
Total other non-current assets	$447	$353
Other current liabilities consist of the following:

	December 31, 2017	December 31, 2016
Accounts payable	$136	$117
Income and other taxes payable	90	91
Contingent and deferred consideration on acquisition	55	53
Payroll-related liabilities	209	200
Derivatives	32	80
Third party commissions	172	184
Other current liabilities	110	151
Total other current liabilities	$804	$876

Provision for liabilities consists of the following:

	December 31, 2017	December 31, 2016
Claims, lawsuits and other proceedings	$474	$508
Other provisions	84	67
Total provision for liabilities	$558	$575
Other non-current liabilities consist of the following:

	December 31, 2017	December 31, 2016
Incentives from lessors	$138	$133
Deferred compensation plan liability	135	111
Contingent and deferred consideration on acquisitions	41	89
Derivatives	5	51
Other non-current liabilities	225	148
Total other non-current liabilities	$544	$532
Note 15 — Other Expense/(Income), Net
Other expense/(income), net consists of the following:

	Years ended December 31,
	2017	2016	2015
Gain on disposal of operations	$(13)	$(2)	$(25)
Gain on re-measurement of equity interests (i)	—	—	(59)
Impact of Venezuelan currency devaluation (ii)	2	—	30
Foreign exchange loss/(gain)	72	29	(1)
Other expense/(income), net	$61	$27	$(55)
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

(ii)
On December 31, 2015 the Company began using the SIMADI rate for the Venezuelan bolivar (approximately Venezuelan bolivars 198.7 = U.S. dollar 1) instead of the SICAD I auction rate (approximately Venezuelan bolivars 13.5 = U.S. dollar 1) to translate on Venezuelan retail operations. In March 2016, the DICOM mechanism replaced the SIMADI mechanism. At December 31, 2017, the DICOM rate was approximately Venezuelan bolivars 3,345 = U.S. dollar 1. The Company does not expect the additional devaluation which occurred in January 2018 to be material.

Note 16 — Accumulated Other Comprehensive Loss
The components of other comprehensive income/(loss) are as follows:

	December 31, 2017			December 31, 2016			December 31, 2015
	Before tax amount	Tax	Net of tax amount	Before tax amount	Tax	Net of tax amount	Before tax amount	Tax	Net of tax amount
Other comprehensive income/(loss):
Foreign currency translation	$295	$—	$295	$(353)	$—	$(353)	$(133)	$—	$(133)
Defined pension and post-retirement benefits	3	11	14	(553)	114	(439)	233	(53)	180
Derivative instruments	90	(15)	75	(87)	12	(75)	(35)	7	(28)
Other comprehensive income/(loss)	388	(4)	384	(993)	126	(867)	65	(46)	19
Less: Other comprehensive (income)/loss attributable to non-controlling interests	(13)	—	(13)	20	—	20	10	—	10
Other comprehensive income/(loss) attributable to Willis Towers Watson	$375	$(4)	$371	$(973)	$126	$(847)	$75	$(46)	$29

Changes in the components of accumulated other comprehensive loss, net of tax, are included in the following table. This table excludes amounts attributable to non-controlling interests, which are not material for further disclosure.

	Foreign currency translation (i)	Cash flow hedges (i)	Defined pension and post-retirement benefit costs (ii)	Total
Balance, January 1, 2015	$(191)	$18	$(893)	$(1,066)
Other comprehensive (loss)/income before reclassifications	(123)	(31)	158	4
Loss reclassified from accumulated other comprehensive loss (net of income tax expense of $8)	—	3	22	25
Net other comprehensive (loss)/income	(123)	(28)	180	29
Balance, December 31, 2015	$(314)	$(10)	$(713)	$(1,037)
Other comprehensive loss before reclassifications	(336)	(110)	(483)	(929)
Loss reclassified from accumulated other comprehensive loss (net of income tax benefit of $5)	—	38	44	82
Net other comprehensive loss	(336)	(72)	(439)	(847)
Balance, December 31, 2016	$(650)	$(82)	$(1,152)	$(1,884)
Other comprehensive income/(loss) before reclassifications	285	28	(26)	287
Loss reclassified from accumulated other comprehensive loss (net of income tax benefit of $18)	—	44	40	84
Net other comprehensive income	285	72	14	371
Balance, December 31, 2017	$(365)	$(10)	$(1,138)	$(1,513)
____________________

(i)
Reclassification adjustments from accumulated other comprehensive income are included in Other expense/(income), net in the accompanying consolidated statements of comprehensive income. See Note 9 — Derivative Financial Instruments for additional details regarding the reclassification adjustments for the hedge settlements.

(ii)
Reclassification adjustments from accumulated other comprehensive loss are included in the computation of net periodic pension cost (see Note 12 — Retirement Benefits) which is included in Salaries and benefits in the accompanying consolidated statements of comprehensive income.

Note 17 — Share-based Compensation
Plan Summaries
On December 31, 2017, the Company had a number of open share-based compensation plans, which provide for the grant of time-based and performance-based options, time-based and performance-based restricted stock units, and various other share-based grants to employees. All of the Company’s share-based compensation plans under which any options, restricted stock units or other share-based grants are outstanding as of December 31, 2017 are described below. The compensation cost that has been recognized for these plans for the years ended December 31, 2017, 2016 and 2015 was $67 million, $123 million and $64 million, respectively. The total income tax benefit recognized in the consolidated statement of comprehensive income for share-based compensation arrangements for the years ended December 31, 2017, 2016, and 2015 was $22 million, $35 million and $15 million, respectively.
2012 Equity Incentive Plan
This plan, which was established on April 25, 2012, provides for the granting of incentive stock options, time-based or performance-based non-statutory stock options, share appreciation rights, restricted shares, time-based or performance-based RSUs, performance-based awards and other share-based grants or any combination thereof (collectively referred to as ‘Awards’) to employees, officers, non-employee directors and consultants (‘Eligible Individuals’) of the Company. The board of directors also adopted a sub-plan under the 2012 plan to provide an employee sharesave scheme in the United Kingdom.
There were approximately 7 million shares remaining available for grant under this plan as of December 31, 2017. Options are exercisable on a variety of dates, including from the second, third, fourth or fifth anniversary of grant. Unless terminated sooner by the board of directors, the 2012 Plan will expire 10 years after the date of its adoption. That termination will not affect the validity of any grants outstanding at that date.
Towers Watson Share Plans
In January 2016, in connection with the Merger, we assumed the Towers Watson & Co. 2009 Long-Term Incentive Plan (‘LTIP’) and converted the outstanding unvested restricted stock units and options into Willis Towers Watson RSUs and options using a conversion ratio stated in the Merger Agreement. We determined the fair value of the portion of the outstanding RSUs and options related to pre-acquisition employee service using the straight-line methodology from date of grant to the acquisition date to be $37 million, which was added to the transaction consideration. The fair value of the remaining portion of RSUs and options related to the post-acquisition employee services was $45 million, and is being recorded over the future vesting periods. For the years ended December 31, 2017 and 2016, we recorded $11 million and $31 million of non-cash stock based compensation, respectively.
The acquired awards include performance-vested RSUs. Under the RSU agreement, participants become vested in a number of RSUs based on the achievement of specified levels of financial performance during the performance period set forth in the Merger Agreement, provided that the participant remains in continuous service with us through the end of the performance period. Dividend equivalents will accrue on these RSUs and vest to the same extent as the underlying shares. The Compensation Committee of the board of directors may provide for continuation of vesting of RSUs upon an employee’s termination under certain circumstances such as qualified retirement. The definition of qualified retirement is age 55 with 15 years of service with the Company and a minimum of one year service in the performance period. Due to the terms of the RSU agreement, the achievement of the level of financial performance is determined at the higher of 100% or the level attained at the time of the Merger.
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

	Years ended December 31,
	2017	2016	2015
Expected volatility	19.8%	21.0%	17.4%
Expected dividends	1.4%	1.5%	2.7%
Expected life (years)	4.2	2.7	4.0
Risk-free interest rate	1.6%	0.7%	1.5%

Share-based Compensation Award Activity
Options
Classification of options as time-based or performance-based is dependent on the original terms of the award. Performance conditions on the majority of options have been met. A summary of option activity under the plans at December 31, 2017, and changes during the year then ended is presented below:

	Options	Weighted- Average Exercise	Weighted- Average Remaining Contractual	Aggregate Intrinsic
	(thousands)	Price(i)	Term	Value
Time-based stock options
Balance as of December 31, 2016	1,201	$102.38
Granted	38	$143.60
Exercised	(448)	$100.61
Forfeited	(37)	$103.22
Balance as of December 31, 2017	754	$105.47	4 years	$34
Options vested or expected to vest at December 31, 2017	751	$105.17	4 years	$34
Options exercisable at December 31, 2017	581	$101.43	4 years	$29
Performance-based stock options
Balance as of December 31, 2016	883	$101.95
Exercised	(182)	$87.49
Forfeited	(21)	$82.90
Balance as of December 31, 2017	680	$106.42	4 years	$30
Options vested or expected to vest at December 31, 2017	680	$106.42	4 years	$30
Options exercisable at December 31, 2017	190	$95.36	1 year	$11
____________________

(i)	Certain options are exercisable in Pounds sterling and are converted to dollars using the exchange rate at December 31, 2017.
The weighted-average grant-date fair values of time-based options granted during the years ended December 31, 2017, 2016 and 2015 were $27.69, $16.88 and $14.77, respectively. The total intrinsic values of options exercised during the years ended December 31, 2017, 2016 and 2015 were $19 million, $25 million and $17 million, respectively. At December 31, 2017 there was $2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under time-based stock option plans; that cost is expected to be recognized over a weighted-average period of 2.4 years.
There were no performance-based options granted during the three years ended December 31, 2017, 2016 or 2015. However, 520,295 performance-based options were acquired during the year ended December 31, 2016, at which time the performance conditions were met. The total intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $10 million, $9 million and $25 million, respectively. At December 31, 2017 there remains an immaterial amount of total unrecognized compensation cost related to nonvested share-based compensation arrangements under performance-based stock option plans; that cost is expected to be recognized over a weighted-average period of 6 months.

RSUs
The fair value of each time-based RSU is based on the grant date fair value, or the fair value on the acquisition date in the case of acquired awards. The fair value of each performance-based RSU is estimated on the grant date using a Monte-Carlo simulation that uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s shares. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The assumptions noted in the table below represent the weighted-average of each assumption for each grant during the year. There were no performance-based RSUs granted during the year ended December 31, 2015.

	Years ended December 31,
	2017	2016
Expected volatility	20.2%	20.3%
Expected dividend yield	—%	—%
Expected life (years)	2.4	2.6
Risk-free interest rate	1.4%	0.8%
A summary of time-based and performance-based RSU activity under the plans at December 31, 2017, and changes during the year then ended, is presented below:

	Shares	Weighted- Average Grant Date
	(thousands)	Fair Value
Nonvested shares (time-based RSUs)
Balance, beginning of year	437	$118.98
Granted	17	$153.40
Vested	(179)	$119.50
Forfeited	(132)	$119.09
Balance, end of year	143	$122.27
Nonvested shares (performance-based RSUs)
Balance, beginning of year	1,200	$121.78
Granted	140	$148.18
Vested	(319)	$119.63
Forfeited	(140)	$121.30
Balance, end of year	881	$90.61
The total number of time-based RSUs that vested during the year ended December 31, 2017 was 178,574 shares at an average share price of $150.81. The total number of time-based RSUs that vested during the year ended December 31, 2016 was 459,838 shares at an average share price of $120.42.The total number of RSUs that vested during the year ended December 31, 2015 was 408,032 shares at an average share price of $117.72. At December 31, 2017 there was $11 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the plan; that cost is expected to be recognized over a weighted-average period of 0.8 years.
The total number of performance-based RSUs that vested during the year ended December 31, 2017 was 318,714 shares at an average share price of $140.32. The total number of performance-based RSUs that vested during the year ended December 31, 2016 was 258,536 shares at an average share price of $119.75. The total number of performance-based RSUs that vested during the year ended December 31, 2015 was 63,180 shares at an average share price of $117.88. At December 31, 2017 there was $28 million of total unrecognized compensation cost related to nonvested performance-based share-based compensation arrangements under the plan; that cost is expected to be recognized over a weighted-average period of 1.5 years.
Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2017, 2016 and 2015 was $61 million, $63 million and $124 million, respectively. The actual tax benefit recognized for the tax deductions from option exercises of the share-based payment arrangements totaled $7 million, $6 million and $12 million for the years ended December 31, 2017, 2016 and 2015, respectively. The actual tax benefit recognized for the tax deductions from RSUs that vested totaled $19 million, $25 million and $13 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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
At December 31, 2017 and 2016, there were 0.8 million and 1.2 million time-based share options; 0.7 million and 0.9 million performance-based options; 0.1 million and 0.4 million restricted time-based stock units; and 0.9 million and 1.2 million restricted performance-based stock units outstanding, respectively.
Basic and diluted earnings per share are as follows:

	Years ended December 31,
	2017	2016	2015(i)
Net income attributable to Willis Towers Watson	$568	$420	$373

Basic weighted-average number of shares outstanding	135	137	68
Dilutive effect of potentially issuable shares	1	1	1
Diluted weighted-average number of shares outstanding	136	138	69

Basic earnings per share	$4.21	$3.07	$5.49
Dilutive effect of potentially issuable shares	(0.03)	(0.03)	(0.08)
Diluted earnings per share	$4.18	$3.04	$5.41
____________________

(i)
Shares outstanding, potentially issuable shares, basic and diluted earnings per share, and the dilutive effect of potentially issuable shares, for the year ended December 31, 2015 have been retroactively adjusted to reflect the reverse stock split effected on January 4, 2016. See Note 3 — Merger, Acquisitions and Divestitures for further details.

There were no anti-dilutive options for the year ended December 31, 2017. Options to purchase 0.5 million and 0.6 million shares for the years ended December 31, 2016 and 2015, respectively, were not included in the computation of the dilutive effect of stock options because their effect was anti-dilutive. There were no anti-dilutive RSUs for the years ended December 31, 2017 and 2016. For the year ended December 31, 2015, 0.5 million RSUs were not included in the computation of the dilutive effect of potentially issued shares because their effect was anti-dilutive. The number of options for 2015 has been retroactively adjusted to reflect the reverse stock split on January 4, 2016. See Note 3 — Merger, Acquisitions and Divestitures for further details.
Note 19 — Supplemental Disclosures of Cash Flow Information
Supplemental disclosures regarding cash flow information and non-cash investing and financing activities are as follows:

	Years Ended December 31,
	2017	2016	2015
Supplemental disclosures of cash flow information:
Cash payments for income taxes, net	$203	$158	$91
Cash payments for interest	$169	$143	$126
Cash acquired	$—	$476	$148
Supplemental disclosures of non-cash investing and financing activities:
Issuance of shares and assumed awards in connection with the Merger	$—	$8,723	$—
Fair value of deferred and contingent consideration related to acquisitions	$—	$—	$204

Note 20 — Quarterly Financial Data (Unaudited)
Quarterly financial data for 2017 and 2016 were as follows:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2017
Total revenues	$2,319	$1,953	$1,852	$2,078
Total costs of providing services	$1,856	$1,829	$1,811	$1,968
Income from operations	$463	$124	$41	$110
Net income/(loss)	$352	$41	$(54)	$253
Net income/(loss) attributable to Willis Towers Watson	$344	$33	$(54)	$245
Earnings/(loss) per share
— Basic	$2.51	$0.24	$(0.40)	$1.85
— Diluted	$2.50	$0.24	$(0.40)	$1.84
2016
Total revenues	$2,234	$1,949	$1,777	$1,927
Total costs of providing services	$1,908	$1,813	$1,776	$1,839
Income from operations	$326	$136	$1	$88
Net income/(loss)	$245	$76	$(31)	$148
Net income/(loss) attributable to Willis Towers Watson	$238	$72	$(32)	$142
Earnings/(loss) per share
— Basic	$1.76	$0.52	$(0.23)	$1.04
— Diluted	$1.75	$0.51	$(0.23)	$1.03
During the fourth quarter of 2016, management corrected an error by recording a $103 million benefit from income taxes related to the release of a portion of our U.S. deferred tax valuation allowance. A portion of the correction should have been recorded in each of the three fiscal year 2016 Quarterly Reports on Form 10-Q. Management determined that the error was immaterial to the previously filed 2016 quarterly financial statements and had no impact on prior year financial statements.

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
On August 11, 2017 a newly formed entity, Willis Towers Watson UK Holdings Limited, became the successor to, and assumed all guarantees of, WTW Bermuda Holdings Ltd. under the outstanding indentures for the senior notes described above. As both entities are direct subsidiaries of TA I Limited, and sub-consolidate within the ‘Other Guarantors’ columns of the financial statements presented herein, there is no significant impact on the condensed consolidating financial statements from what has previously been disclosed.
The guarantor structure described above differs from the guarantor structure associated with the senior notes issued by Willis Towers Watson described in Note 22 and the guarantor structure associated with the senior notes and revolving credit facility issued by Trinity Acquisition plc described in Note 23.
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

Condensed Consolidating Statement of Comprehensive Income

	Year ended December 31, 2017
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$—	$19	$8,097	$—	$8,116
Interest and other income	—	—	—	86	—	86
Total revenues	—	—	19	8,183	—	8,202
Costs of providing services
Salaries and benefits	4	—	48	4,693	—	4,745
Other operating expenses	3	92	20	1,419	—	1,534
Depreciation	—	6	—	197	—	203
Amortization	—	3	—	581	(3)	581
Restructuring costs	—	8	15	109	—	132
Transaction and integration expenses	—	73	19	177	—	269
Total costs of providing services	7	182	102	7,176	(3)	7,464
(Loss)/income from operations	(7)	(182)	(83)	1,007	3	738
Income from Group undertakings	—	(535)	(219)	(148)	902	—
Expenses due to Group undertakings	—	62	185	655	(902)	—
Interest expense	30	102	35	21	—	188
Other (income)/expense, net	(35)	—	—	(142)	238	61
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(2)	189	(84)	621	(235)	489
(Benefit from)/provision for income taxes	—	(51)	29	(78)	—	(100)
(LOSS)/INCOME FROM OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(2)	240	(113)	699	(235)	589
Interest in earnings of associates, net of tax	—	—	—	3	—	3
Equity account for subsidiaries	570	353	171	—	(1,094)	—
NET INCOME	568	593	58	702	(1,329)	592
Income attributable to non-controlling interests	—	—	—	(24)	—	(24)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$568	$593	$58	$678	$(1,329)	$568

Comprehensive income before non-controlling interests	$939	$953	$197	$1,050	$(2,163)	$976
Comprehensive income attributable to non-controlling interests	—	—	—	(37)	—	(37)
Comprehensive income attributable to Willis Towers Watson	$939	$953	$197	$1,013	$(2,163)	$939

Condensed Consolidating Statement of Comprehensive Income

	Year ended December 31, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$—	$19	$7,759	$—	$7,778
Interest and other income	—	2	—	107	—	109
Total revenues	—	2	19	7,866	—	7,887
Costs of providing services
Salaries and benefits	2	1	15	4,628	—	4,646
Other operating expenses	3	112	88	1,348	—	1,551
Depreciation	—	5	14	159	—	178
Amortization	—	—	—	591	—	591
Restructuring costs	—	29	39	125	—	193
Transaction and integration expenses	1	16	26	134	—	177
Total costs of providing services	6	163	182	6,985	—	7,336
(Loss)/income from operations	(6)	(161)	(163)	881	—	551
Income from Group undertakings	(3)	(500)	(287)	(136)	926	—
Expenses due to Group undertakings	3	74	178	671	(926)	—
Interest expense	32	89	39	24	—	184
Other (income)/expense, net	—	(2)	—	29	—	27
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(38)	178	(93)	293	—	340
(Benefit from)/provision for income taxes	—	(36)	(86)	26	—	(96)
(LOSS)/INCOME FROM OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(38)	214	(7)	267	—	436
Interest in earnings of associates, net of tax	—	—	—	2	—	2
Equity account for subsidiaries	458	234	157	—	(849)	—
NET INCOME	420	448	150	269	(849)	438
Income attributable to non-controlling interests	—	—	—	(18)	—	(18)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$420	$448	$150	$251	$(849)	$420

Comprehensive loss before non-controlling interests	$(427)	$(380)	$(266)	$(550)	$1,194	$(429)
Comprehensive loss attributable to non-controlling interests	—	—	—	2	—	2
Comprehensive loss attributable to Willis Towers Watson	$(427)	$(380)	$(266)	$(548)	$1,194	$(427)

Condensed Consolidating Statement of Comprehensive Income

	Year ended December 31, 2015
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$—	$11	$3,798	$—	$3,809
Interest and other income	—	1	—	19	—	20
Total revenues	—	1	11	3,817	—	3,829
Costs of providing services
Salaries and benefits	1	—	77	2,225	—	2,303
Other operating expenses	8	100	1	609	—	718
Depreciation	—	6	16	73	—	95
Amortization	—	—	—	76	—	76
Restructuring costs	—	28	13	85	—	126
Transaction and integration expenses	4	14	—	66	—	84
Total costs of providing services	13	148	107	3,134	—	3,402
(Loss)/income from operations	(13)	(147)	(96)	683	—	427
Income from Group undertakings	—	(225)	(236)	(110)	571	—
Expenses due to Group undertakings	—	31	189	351	(571)	—
Interest expense	43	39	42	18	—	142
Other expense/(income), net	10	(42)	—	(23)	—	(55)
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(66)	50	(91)	447	—	340
(Benefit from)/provision for income taxes	—	(29)	(17)	13	—	(33)
(LOSS)/INCOME FROM OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(66)	79	(74)	434	—	373
Interest in earnings of associates, net of tax	—	9	—	2	—	11
Equity account for subsidiaries	439	347	106	—	(892)	—
NET INCOME	373	435	32	436	(892)	384
Income attributable to non-controlling interests	—	—	—	(11)	—	(11)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$373	$435	$32	$425	$(892)	$373

Comprehensive income before non-controlling interests	$402	$462	$49	$455	$(965)	$403
Comprehensive income attributable to non-controlling interests	—	—	—	(1)	—	(1)
Comprehensive income attributable to Willis Towers Watson	$402	$462	$49	$454	$(965)	$402

Condensed Consolidating Balance Sheet

	As of December 31, 2017
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
ASSETS
Cash and cash equivalents	$2	$1	$—	$1,027	$—	$1,030
Fiduciary assets	—	—	—	12,155	—	12,155
Accounts receivable, net	—	—	4	2,242	—	2,246
Prepaid and other current assets	—	45	267	264	(146)	430
Amounts due from group undertakings	6,202	1,331	1,661	3,626	(12,820)	—
Total current assets	6,204	1,377	1,932	19,314	(12,966)	15,861
Investments in subsidiaries	4,506	8,836	6,125	—	(19,467)	—
Fixed assets, net	—	25	—	960	—	985
Goodwill	—	—	—	10,519	—	10,519
Other intangible assets, net	—	60	—	3,882	(60)	3,882
Pension benefits assets	—	—	—	764	—	764
Other non-current assets	—	34	115	388	(90)	447
Non-current amounts due from group undertakings	—	5,375	861	—	(6,236)	—
Total non-current assets	4,506	14,330	7,101	16,513	(25,853)	16,597
TOTAL ASSETS	$10,710	$15,707	$9,033	$35,827	$(38,819)	$32,458
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$—	$12,155	$—	$12,155
Deferred revenue and accrued expenses	—	7	19	1,685	—	1,711
Short-term debt and current portion of long-term debt	—	—	—	85	—	85
Other current liabilities	87	60	83	724	(150)	804
Amounts due to group undertakings	—	8,100	2,790	1,930	(12,820)	—
Total current liabilities	87	8,167	2,892	16,579	(12,970)	14,755
Long-term debt	497	2,883	986	84	—	4,450
Liability for pension benefits	—	—	—	1,259	—	1,259
Deferred tax liabilities	—	—	—	704	(89)	615
Provision for liabilities	—	—	120	438	—	558
Other non-current liabilities	—	5	19	520	—	544
Non-current amounts due to group undertakings	—	—	519	5,717	(6,236)	—
Total non-current liabilities	497	2,888	1,644	8,722	(6,325)	7,426
TOTAL LIABILITIES	584	11,055	4,536	25,301	(19,295)	22,181
REDEEMABLE NON-CONTROLLING INTEREST	—	—	—	28	—	28
EQUITY
Total Willis Towers Watson shareholders’ equity	10,126	4,652	4,497	10,375	(19,524)	10,126
Non-controlling interests	—	—	—	123	—	123
Total equity	10,126	4,652	4,497	10,498	(19,524)	10,249
TOTAL LIABILITIES AND EQUITY	$10,710	$15,707	$9,033	$35,827	$(38,819)	$32,458

Condensed Consolidating Balance Sheet

	As of December 31, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$—	$870	$—	$870
Fiduciary assets	—	—	—	10,505	—	10,505
Accounts receivable, net	—	—	7	2,073	—	2,080
Prepaid and other current assets	—	49	23	324	(59)	337
Amounts due from group undertakings	7,229	1,706	1,190	2,370	(12,495)	—
Total current assets	7,229	1,755	1,220	16,142	(12,554)	13,792
Investments in subsidiaries	3,409	7,733	5,480	—	(16,622)	—
Fixed assets, net	—	34	—	805	—	839
Goodwill	—	—	—	10,413	—	10,413
Other intangible assets, net	—	64	—	4,368	(64)	4,368
Pension benefits assets	—	—	—	488	—	488
Other non-current assets	—	10	80	310	(47)	353
Non-current amounts due from group undertakings	—	4,655	836	—	(5,491)	—
Total non-current assets	3,409	12,496	6,396	16,384	(22,224)	16,461
TOTAL ASSETS	$10,638	$14,251	$7,616	$32,526	$(34,778)	$30,253
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$—	$10,505	$—	$10,505
Deferred revenue and accrued expenses	—	15	27	1,488	(49)	1,481
Short-term debt and current portion of long-term debt	—	22	394	92	—	508
Other current liabilities	77	94	23	684	(2)	876
Amounts due to group undertakings	—	8,323	2,075	2,097	(12,495)	—
Total current liabilities	77	8,454	2,519	14,866	(12,546)	13,370
Long-term debt	496	2,506	186	169	—	3,357
Liability for pension benefits	—	—	—	1,321	—	1,321
Deferred tax liabilities	—	—	—	1,013	(149)	864
Provision for liabilities	—	—	120	455	—	575
Other non-current liabilities	—	48	15	483	(14)	532
Non-current amounts due to group undertakings	—	—	518	4,973	(5,491)	—
Total non-current liabilities	496	2,554	839	8,414	(5,654)	6,649
TOTAL LIABILITIES	573	11,008	3,358	23,280	(18,200)	20,019
REDEEMABLE NON-CONTROLLING INTEREST	—	—	—	51	—	51
EQUITY
Total Willis Towers Watson shareholders’ equity	10,065	3,243	4,258	9,077	(16,578)	10,065
Non-controlling interests	—	—	—	118	—	118
Total equity	10,065	3,243	4,258	9,195	(16,578)	10,183
TOTAL LIABILITIES AND EQUITY	$10,638	$14,251	$7,616	$32,526	$(34,778)	$30,253

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2017
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
NET CASH FROM/(USED IN) OPERATING ACTIVITIES	$743	$(725)	$114	$939	$(209)	$862
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	(8)	—	(292)	—	(300)
Capitalized software costs	—	—	—	(75)	—	(75)
Acquisitions of operations, net of cash acquired	—	—	—	(13)	—	(13)
Net disposals of operations	—	—	—	57	—	57
Other, net	—	—	—	(4)	—	(4)
Proceeds from intercompany investing activities	1,042	1,326	19	1,237	(3,624)	—
Repayments of intercompany investing activities	—	(994)	(74)	(1,722)	2,790	—
Reduction in investment in subsidiaries	104	1,188	100	618	(2,010)	—
Additional investment in subsidiaries	(1,139)	(503)	(215)	(153)	2,010	—
Net cash from/(used in) investing activities	$7	$1,009	$(170)	$(347)	$(834)	$(335)
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net borrowings on revolving credit facility	—	487	155	—	—	642
Senior notes issued	—	—	649	—	—	649
Proceeds from issuance of other debt	—	—	—	32	—	32
Debt issuance costs	—	(4)	(5)	—	—	(9)
Repayments of debt	—	(220)	(394)	(120)	—	(734)
Repurchase of shares	(532)	—	—	—	—	(532)
Proceeds from issuance of shares	61	—	—	—	—	61
Payments for share cancellation related to legal settlement	—	—	—	(177)	—	(177)
Payments of deferred and contingent consideration related to acquisitions	—	—	—	(65)	—	(65)
Cash paid for employee taxes on withholding shares	—	—	—	(18)	—	(18)
Dividends paid	(277)	—	(58)	(151)	209	(277)
Acquisitions of and dividends paid to non-controlling interests	—	—	—	(51)	—	(51)
Proceeds from intercompany financing activities	—	1,518	203	1,069	(2,790)	—
Repayments of intercompany financing activities	—	(2,064)	(494)	(1,066)	3,624	—
Net cash (used in)/from financing activities	$(748)	$(283)	$56	$(547)	$1,043	$(479)
INCREASE IN CASH AND CASH EQUIVALENTS	2	1	—	45	—	48
Effect of exchange rate changes on cash and cash equivalents	—	—	—	112	—	112
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	—	—	870	—	870
CASH AND CASH EQUIVALENTS, END OF YEAR	$2	$1	$—	$1,027	$—	$1,030

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
NET CASH (USED IN)/FROM OPERATING ACTIVITIES	$(20)	$128	$(83)	$1,114	$(206)	$933
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	(79)	(12)	(221)	94	(218)
Capitalized software costs	—	—	—	(85)	—	(85)
Acquisitions of operations, net of cash acquired	—	—	—	476	—	476
Net disposals of operations	—	—	—	(4)	3	(1)
Other, net	—	—	33	20	(30)	23
Proceeds from intercompany investing activities	—	163	—	30	(193)	—
Repayments of intercompany investing activities	(3,751)	(4,114)	—	(769)	8,634	—
Reduction in investment in subsidiaries	4,600	3,600	—	—	(8,200)	—
Additional investment in subsidiaries	—	(4,600)	—	(3,600)	8,200	—
Net cash from/(used in) investing activities	$849	$(5,030)	$21	$(4,153)	$8,508	$195
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net payments on revolving credit facility	—	(237)	—	—	—	(237)
Senior notes issued	—	1,606	—	—	—	1,606
Proceeds from issuance of other debt	—	400	—	4	—	404
Debt issuance costs	—	(14)	—	—	—	(14)
Repayments of debt	(300)	(1,037)	—	(564)	—	(1,901)
Repurchase of shares	(396)	—	—	—	—	(396)
Proceeds from issuance of shares	63	—	—	—	—	63
Payments of deferred and contingent consideration related to acquisitions	—	—	—	(67)	—	(67)
Cash paid for employee taxes on withholding shares	—	—	—	(13)	—	(13)
Dividends paid	(199)	—	(49)	(90)	139	(199)
Acquisitions of and dividends paid to non-controlling interests	—	—	—	(21)	—	(21)
Proceeds from intercompany financing activities	—	4,204	164	4,266	(8,634)	—
Repayments of intercompany financing activities	—	(22)	(53)	(118)	193	—
Net cash (used in)/from financing activities	$(832)	$4,900	$62	$3,397	$(8,302)	$(775)
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(3)	(2)	—	358	—	353
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(15)	—	(15)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3	2	—	527	—	532
CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$—	$—	$870	$—	$870

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2015
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
NET CASH (USED IN)/FROM OPERATING ACTIVITIES	$(10)	$583	$43	$(222)	$(150)	$244
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	(10)	(8)	(128)	—	(146)
Acquisitions of operations, net of cash acquired	—	—	—	(857)	—	(857)
Net disposals of operations	—	—	—	44	—	44
Other, net	—	—	—	16	—	16
Proceeds from intercompany investing activities	321	49	87	151	(608)	—
Repayments of intercompany investing activities	(82)	(746)	—	(181)	1,009	—
Additional investment in subsidiaries	—	(598)	—	—	598	—
Net cash from/(used in) investing activities	$239	$(1,305)	$79	$(955)	$999	$(943)
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net borrowings on revolving credit facility	—	469	—	—	—	469
Proceeds from issue of other debt	—	592	—	—	—	592
Debt issuance costs	—	(5)	—	—	—	(5)
Repayments of debt	—	(16)	(149)	(1)	—	(166)
Repurchase of shares	(82)	—	—	—	—	(82)
Proceeds from issuance of shares	124	—	—	605	(598)	131
Cash paid for employee taxes on withholding shares	—	—	—	(1)	—	(1)
Dividends paid	(277)	—	—	(150)	150	(277)
Acquisitions of and dividends paid to non-controlling interests	—	—	—	(21)	—	(21)
Proceeds from intercompany financing activities	—	154	27	828	(1,009)	—
Repayments of intercompany financing activities	—	(472)	—	(136)	608	—
Net cash (used in)/from financing activities	$(235)	$722	$(122)	$1,124	$(849)	$640
DECREASE IN CASH AND CASH EQUIVALENTS	(6)	—	—	(53)	—	(59)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(44)	—	(44)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9	2	—	624	—	635
CASH AND CASH EQUIVALENTS, END OF YEAR	$3	$2	$—	$527	$—	$532

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
On August 11, 2017 a newly formed entity, Willis Towers Watson UK Holdings Limited, became the successor to, and assumed all guarantees of, WTW Bermuda Holdings Ltd. under the outstanding indentures for the senior notes described above. As both entities are direct subsidiaries of TA I Limited, and sub-consolidate within the ‘Other Guarantors’ columns of the financial statements presented herein, there is no significant impact on the condensed consolidating financial statements from what has previously been disclosed.
The guarantor structure described above differs from the guarantor structure associated with the senior notes issued by Willis North America described in Note 21 and the guarantor structure associated with the senior notes and revolving credit facility issued by Trinity Acquisition plc described in Note 23.
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

Condensed Consolidating Statement of Comprehensive Income

	Year ended December 31, 2017
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$19	$8,097	$—	$8,116
Interest and other income	—	—	86	—	86
Total revenues	—	19	8,183	—	8,202
Costs of providing services
Salaries and benefits	4	48	4,693	—	4,745
Other operating expenses	3	112	1,419	—	1,534
Depreciation	—	6	197	—	203
Amortization	—	3	581	(3)	581
Restructuring costs	—	23	109	—	132
Transaction and integration expenses	—	92	177	—	269
Total costs of providing services	7	284	7,176	(3)	7,464
(Loss)/income from operations	(7)	(265)	1,007	3	738
Income from Group undertakings	—	(645)	(148)	793	—
Expenses due to Group undertakings	—	138	655	(793)	—
Interest expense	30	137	21	—	188
Other (income)/expense, net	(35)	—	(142)	238	61
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(2)	105	621	(235)	489
Benefit from income taxes	—	(22)	(78)	—	(100)
(LOSS)/INCOME FROM OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(2)	127	699	(235)	589
Interest in earnings of associates, net of tax	—	—	3	—	3
Equity account for subsidiaries	570	466	—	(1,036)	—
NET INCOME	568	593	702	(1,271)	592
Income attributable to non-controlling interests	—	—	(24)	—	(24)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$568	$593	$678	$(1,271)	$568

Comprehensive income before non-controlling interests	$939	$953	$1,050	$(1,966)	$976
Comprehensive income attributable to non-controlling interests	—	—	(37)	—	(37)
Comprehensive income attributable to Willis Towers Watson	$939	$953	$1,013	$(1,966)	$939

Condensed Consolidating Statement of Comprehensive Income

	Year ended December 31, 2016
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$19	$7,759	$—	$7,778
Interest and other income	—	2	107	—	109
Total revenues	—	21	7,866	—	7,887
Costs of providing services
Salaries and benefits	2	16	4,628	—	4,646
Other operating expenses	3	200	1,348	—	1,551
Depreciation	—	19	159	—	178
Amortization	—	—	591	—	591
Restructuring costs	—	68	125	—	193
Transaction and integration expenses	1	42	134	—	177
Total costs of providing services	6	345	6,985	—	7,336
(Loss)/income from operations	(6)	(324)	881	—	551
Income from Group undertakings	(3)	(672)	(136)	811	—
Expenses due to Group undertakings	3	137	671	(811)	—
Interest expense	32	128	24	—	184
Other (income)/expense, net	—	(2)	29	—	27
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(38)	85	293	—	340
(Benefit from)/provision for income taxes	—	(122)	26	—	(96)
(LOSS)/INCOME FROM OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(38)	207	267	—	436
Interest in earnings of associates, net of tax	—	—	2	—	2
Equity account for subsidiaries	458	241	—	(699)	—
NET INCOME	420	448	269	(699)	438
Income attributable to non-controlling interests	—	—	(18)	—	(18)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$420	$448	$251	$(699)	$420

Comprehensive loss before non-controlling interests	$(427)	$(380)	$(550)	$928	$(429)
Comprehensive loss attributable to non-controlling interests	—	—	2	—	2
Comprehensive loss attributable to Willis Towers Watson	$(427)	$(380)	$(548)	$928	$(427)

Condensed Consolidating Statement of Comprehensive Income

	Year ended December 31, 2015
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$11	$3,798	$—	$3,809
Interest and other income	—	1	19	—	20
Total revenues	—	12	3,817	—	3,829
Costs of providing services
Salaries and benefits	1	77	2,225	—	2,303
Other operating expenses	8	101	609	—	718
Depreciation	—	22	73	—	95
Amortization	—	—	76	—	76
Restructuring costs	—	41	85	—	126
Transaction and integration expenses	4	14	66	—	84
Total costs of providing services	13	255	3,134	—	3,402
(Loss)/income from operations	(13)	(243)	683	—	427
Income from Group undertakings	—	(350)	(110)	460	—
Expenses due to Group undertakings	—	109	351	(460)	—
Interest expense	43	81	18	—	142
Other expense/(income), net	10	(42)	(23)	—	(55)
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(66)	(41)	447	—	340
(Benefit from)/provision for income taxes	—	(46)	13	—	(33)
(LOSS)/INCOME FROM OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(66)	5	434	—	373
Interest in earnings of associates, net of tax	—	9	2	—	11
Equity account for subsidiaries	439	421	—	(860)	—
NET INCOME	373	435	436	(860)	384
Income attributable to non-controlling interests	—	—	(11)	—	(11)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$373	$435	$425	$(860)	$373

Comprehensive income before non-controlling interests	$402	$462	$455	$(916)	$403
Comprehensive income attributable to non-controlling interests	—	—	(1)	—	(1)
Comprehensive income attributable to Willis Towers Watson	$402	$462	$454	$(916)	$402

Condensed Consolidating Balance Sheet

	As of December 31, 2017
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
ASSETS
Cash and cash equivalents	$2	$1	$1,027	$—	$1,030
Fiduciary assets	—	—	12,155	—	12,155
Accounts receivable, net	—	4	2,242	—	2,246
Prepaid and other current assets	—	312	264	(146)	430
Amounts due from group undertakings	6,202	1,949	3,626	(11,777)	—
Total current assets	6,204	2,266	19,314	(11,923)	15,861
Investments in subsidiaries	4,506	10,463	—	(14,969)	—
Fixed assets, net	—	25	960	—	985
Goodwill	—	—	10,519	—	10,519
Other intangible assets, net	—	60	3,882	(60)	3,882
Pension benefits assets	—	—	764	—	764
Other non-current assets	—	149	388	(90)	447
Non-current amounts due from group undertakings	—	5,717	—	(5,717)	—
Total non-current assets	4,506	16,414	16,513	(20,836)	16,597
TOTAL ASSETS	$10,710	$18,680	$35,827	$(32,759)	$32,458
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$12,155	$—	$12,155
Deferred revenue and accrued expenses	—	26	1,685	—	1,711
Short-term debt and current portion of long-term debt	—	—	85	—	85
Other current liabilities	87	143	724	(150)	804
Amounts due to group undertakings	—	9,846	1,930	(11,776)	—
Total current liabilities	87	10,015	16,579	(11,926)	14,755
Long-term debt	497	3,869	84	—	4,450
Liability for pension benefits	—	—	1,259	—	1,259
Deferred tax liabilities	—	—	704	(89)	615
Provision for liabilities	—	120	438	—	558
Other non-current liabilities	—	24	520	—	544
Non-current amounts due to group undertakings	—	—	5,717	(5,717)	—
Total non-current liabilities	497	4,013	8,722	(5,806)	7,426
TOTAL LIABILITIES	584	14,028	25,301	(17,732)	22,181
REDEEMABLE NON-CONTROLLING INTEREST	—	—	28	—	28
EQUITY
Total Willis Towers Watson shareholders’ equity	10,126	4,652	10,375	(15,027)	10,126
Non-controlling interests	—	—	123	—	123
Total equity	10,126	4,652	10,498	(15,027)	10,249
TOTAL LIABILITIES AND EQUITY	$10,710	$18,680	$35,827	$(32,759)	$32,458

Condensed Consolidating Balance Sheet

	As of December 31, 2016
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$870	$—	$870
Fiduciary assets	—	—	10,505	—	10,505
Accounts receivable, net	—	7	2,073	—	2,080
Prepaid and other current assets	—	72	324	(59)	337
Amounts due from group undertakings	7,229	1,648	2,370	(11,247)	—
Total current assets	7,229	1,727	16,142	(11,306)	13,792
Investments in subsidiaries	3,409	8,955	—	(12,364)	—
Fixed assets, net	—	34	805	—	839
Goodwill	—	—	10,413	—	10,413
Other intangible assets, net	—	64	4,368	(64)	4,368
Pension benefits assets	—	—	488	—	488
Other non-current assets	—	90	310	(47)	353
Non-current amounts due from group undertakings	—	4,973	—	(4,973)	—
Total non-current assets	3,409	14,116	16,384	(17,448)	16,461
TOTAL ASSETS	$10,638	$15,843	$32,526	$(28,754)	$30,253
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$10,505	$—	$10,505
Deferred revenue and accrued expenses	—	42	1,488	(49)	1,481
Short-term debt and current portion of long-term debt	—	416	92	—	508
Other current liabilities	77	117	684	(2)	876
Amounts due to group undertakings	—	9,150	2,097	(11,247)	—
Total current liabilities	77	9,725	14,866	(11,298)	13,370
Long-term debt	496	2,692	169	—	3,357
Liability for pension benefits	—	—	1,321	—	1,321
Deferred tax liabilities	—	—	1,013	(149)	864
Provision for liabilities	—	120	455	—	575
Other non-current liabilities	—	63	483	(14)	532
Non-current amounts due to group undertakings	—	—	4,973	(4,973)	—
Total non-current liabilities	496	2,875	8,414	(5,136)	6,649
TOTAL LIABILITIES	573	12,600	23,280	(16,434)	20,019
REDEEMABLE NON-CONTROLLING INTEREST	—	—	51	—	51
EQUITY
Total Willis Towers Watson shareholders’ equity	10,065	3,243	9,077	(12,320)	10,065
Non-controlling interests	—	—	118	—	118
Total equity	10,065	3,243	9,195	(12,320)	10,183
TOTAL LIABILITIES AND EQUITY	$10,638	$15,843	$32,526	$(28,754)	$30,253

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2017
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
NET CASH FROM/(USED IN) OPERATING ACTIVITIES	$743	$(669)	$939	$(151)	$862
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	(8)	(292)	—	(300)
Capitalized software costs	—	—	(75)	—	(75)
Acquisitions of operations, net of cash acquired	—	—	(13)	—	(13)
Net disposals of operations	—	—	57	—	57
Other, net	—	—	(4)	—	(4)
Proceeds from intercompany investing activities	1,042	1,032	1,237	(3,311)	—
Repayments of intercompany investing activities	—	(1,068)	(1,722)	2,790	—
Reduction in investment in subsidiaries	104	1,288	618	(2,010)	—
Additional investment in subsidiaries	(1,139)	(718)	(153)	2,010	—
Net cash from/(used in) investing activities	$7	$526	$(347)	$(521)	$(335)
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net borrowings on revolving credit facility	—	642	—	—	642
Senior notes issued	—	649	—	—	649
Proceeds from issuance of other debt	—	—	32	—	32
Debt issuance costs	—	(9)	—	—	(9)
Repayments of debt	—	(614)	(120)	—	(734)
Repurchase of shares	(532)	—	—	—	(532)
Proceeds from issuance of shares	61	—	—	—	61
Payments for share cancellation related to legal settlement	—	—	(177)	—	(177)
Payments of deferred and contingent consideration related to acquisitions	—	—	(65)	—	(65)
Cash paid for employee taxes on withholding shares	—	—	(18)	—	(18)
Dividends paid	(277)	—	(151)	151	(277)
Acquisitions of and dividends paid to non-controlling interests	—	—	(51)	—	(51)
Proceeds from intercompany financing activities	—	1,721	1,069	(2,790)	—
Repayments of intercompany financing activities	—	(2,245)	(1,066)	3,311	—
Net cash (used in)/from financing activities	$(748)	$144	$(547)	$672	$(479)
INCREASE IN CASH AND CASH EQUIVALENTS	2	1	45	—	48
Effect of exchange rate changes on cash and cash equivalents	—	—	112	—	112
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	—	870	—	870
CASH AND CASH EQUIVALENTS, END OF YEAR	$2	$1	$1,027	$—	$1,030

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2016
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
NET CASH (USED IN)/FROM OPERATING ACTIVITIES	$(20)	$(4)	$1,114	$(157)	$933
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	(91)	(221)	94	(218)
Capitalized software costs	—	—	(85)	—	(85)
Acquisitions of operations, net of cash acquired	—	—	476	—	476
Net disposals of operations	—	—	(4)	3	(1)
Other, net	—	33	20	(30)	23
Proceeds from intercompany investing activities	—	118	30	(148)	—
Repayments of intercompany investing activities	(3,751)	(4,114)	(769)	8,634	—
Reduction in investment in subsidiaries	4,600	3,600	—	(8,200)	—
Additional investment in subsidiaries	—	(4,600)	(3,600)	8,200	—
Net cash from/(used in) investing activities	$849	$(5,054)	$(4,153)	$8,553	$195
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net payments on revolving credit facility	—	(237)	—	—	(237)
Senior notes issued	—	1,606	—	—	1,606
Proceeds from issuance of other debt	—	400	4	—	404
Debt issuance costs	—	(14)	—	—	(14)
Repayments of debt	(300)	(1,037)	(564)	—	(1,901)
Repurchase of shares	(396)	—	—	—	(396)
Proceeds from issuance of shares	63	—	—	—	63
Payments of deferred and contingent consideration related to acquisitions	—	—	(67)	—	(67)
Cash paid for employee taxes on withholding shares	—	—	(13)	—	(13)
Dividends paid	(199)	—	(90)	90	(199)
Acquisitions of and dividends paid to non-controlling interests	—	—	(21)	—	(21)
Proceeds from intercompany financing activities	—	4,368	4,266	(8,634)	—
Repayments of intercompany financing activities	—	(30)	(118)	148	—
Net cash (used in)/from financing activities	$(832)	$5,056	$3,397	$(8,396)	$(775)
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(3)	(2)	358	—	353
Effect of exchange rate changes on cash and cash equivalents	—	—	(15)	—	(15)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3	2	527	—	532
CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$—	$870	$—	$870

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2015
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
NET CASH (USED IN)/FROM OPERATING ACTIVITIES	$(10)	$626	$(222)	$(150)	$244
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	(18)	(128)	—	(146)
Acquisitions of operations, net of cash acquired	—	—	(857)	—	(857)
Net disposals of operations	—	—	44	—	44
Other, net	—	—	16	—	16
Proceeds from intercompany investing activities	321	136	151	(608)	—
Repayments of intercompany investing activities	(82)	(746)	(181)	1,009	—
Additional investment in subsidiaries	—	(598)	—	598	—
Net cash from/(used in) investing activities	$239	$(1,226)	$(955)	$999	$(943)
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net borrowings on revolving credit facility	—	469	—	—	469
Proceeds from issue of other debt	—	592	—	—	592
Debt issuance costs	—	(5)	—	—	(5)
Repayments of debt	—	(165)	(1)	—	(166)
Repurchase of shares	(82)	—	—	—	(82)
Proceeds from issuance of shares	124	—	605	(598)	131
Cash paid for employee taxes on withholding shares	—	—	(1)	—	(1)
Dividends paid	(277)	—	(150)	150	(277)
Acquisitions of and dividends paid to non-controlling interests	—	—	(21)	—	(21)
Proceeds from intercompany financing activities	—	181	828	(1,009)	—
Repayments of intercompany financing activities	—	(472)	(136)	608	—
Net cash (used in)/from financing activities	$(235)	$600	$1,124	$(849)	$640
DECREASE IN CASH AND CASH EQUIVALENTS	(6)	—	(53)	—	(59)
Effect of exchange rate changes on cash and cash equivalents	—	—	(44)	—	(44)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9	2	624	—	635
CASH AND CASH EQUIVALENTS, END OF YEAR	$3	$2	$527	$—	$532

Note 23 — Financial Information for Issuer, Parent Guarantor, Other Guarantor Subsidiaries and Non-Guarantor Subsidiaries
Trinity Acquisition plc has $2.1 billion senior notes outstanding of which $525 million were issued on August 15, 2013, $1.0 billion were issued on March 22, 2016, €540 million ($609 million) were issued on May 26, 2016, and $884 million outstanding under the $1.25 billion revolving credit facility issued March 7, 2017.
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
On August 11, 2017 a newly formed entity, Willis Towers Watson UK Holdings Limited, became the successor to, and assumed all guarantees of, WTW Bermuda Holdings Ltd. under the outstanding indentures for the senior notes described above. As both entities are direct subsidiaries of TA I Limited, and sub-consolidate within the ‘Other Guarantors’ columns of the financial statements presented herein, there is no significant impact on the condensed consolidating financial statements from what has previously been disclosed.
The guarantor structure described above differs from the guarantor structure associated with the senior notes issued by Willis North America described in Note 21 and the guarantor structure associated with the senior notes issued by Willis Towers Watson described in Note 22.
Presented below is condensed consolidating financial information for:

(i)	Willis Towers Watson, which is a guarantor, on a parent company only basis;

(ii)
the Other Guarantors, which are all wholly owned subsidiaries (directly or indirectly) of the parent. Willis Towers Watson Sub Holdings Unlimited Company, Willis Netherlands Holdings B.V, Willis Investment U.K. Holdings Limited, TA I Limited and Willis Towers Watson UK Holdings Limited are all direct or indirect parents of the issuer and Willis Group Limited and Willis North America Inc., are direct or indirect wholly owned subsidiaries of the issuer;

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

Condensed Consolidating Statement of Comprehensive Income

	Year ended December 31, 2017
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$19	$—	$8,097	$—	$8,116
Interest and other income	—	—	—	86	—	86
Total revenues	—	19	—	8,183	—	8,202
Costs of providing services
Salaries and benefits	4	48	—	4,693	—	4,745
Other operating expenses	3	111	1	1,419	—	1,534
Depreciation	—	6	—	197	—	203
Amortization	—	3	—	581	(3)	581
Restructuring costs	—	23	—	109	—	132
Transaction and integration expenses	—	92	—	177	—	269
Total costs of providing services	7	283	1	7,176	(3)	7,464
(Loss)/income from operations	(7)	(264)	(1)	1,007	3	738
Income from Group undertakings	—	(614)	(149)	(148)	911	—
Expenses due to Group undertakings	—	230	26	655	(911)	—
Interest expense	30	34	103	21	—	188
Other (income)/expense, net	(35)			(142)	238	61
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(2)	86	19	621	(235)	489
(Benefit from)/provision for income taxes	—	(24)	2	(78)	—	(100)
(LOSS)/INCOME FROM OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(2)	110	17	699	(235)	589
Interest in earnings of associates, net of tax	—	—	—	3	—	3
Equity account for subsidiaries	570	483	290	—	(1,343)	—
NET INCOME	568	593	307	702	(1,578)	592
Income attributable to non-controlling interests	—	—	—	(24)	—	(24)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$568	$593	$307	$678	$(1,578)	$568

Comprehensive income before non-controlling interests	$939	$953	$663	$1,050	$(2,629)	$976
Comprehensive income attributable to non-controlling interests	—	—	—	(37)	—	(37)
Comprehensive income attributable to Willis Towers Watson	$939	$953	$663	$1,013	$(2,629)	$939

Condensed Consolidating Statement of Comprehensive Income

	Year ended December 31, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$19	$—	$7,759	$—	$7,778
Interest and other income	—	2	—	107	—	109
Total revenues	—	21	—	7,866	—	7,887
Costs of providing services
Salaries and benefits	2	16	—	4,628	—	4,646
Other operating expenses	3	200	—	1,348	—	1,551
Depreciation	—	19	—	159	—	178
Amortization	—	—	—	591	—	591
Restructuring costs	—	68	—	125	—	193
Transaction and integration expenses	1	42	—	134	—	177
Total costs of providing services	6	345	—	6,985	—	7,336
(Loss)/income from operations	(6)	(324)	—	881	—	551
Income from Group undertakings	(3)	(657)	(132)	(136)	928	—
Expenses due to Group undertakings	3	228	26	671	(928)	—
Interest expense	32	38	90	24	—	184
Other (income)/expense, net	—	(2)	—	29	—	27
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(38)	69	16	293	—	340
(Benefit from)/provision for income taxes	—	(125)	3	26	—	(96)
(LOSS)/INCOME FROM OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(38)	194	13	267	—	436
Interest in earnings of associates, net of tax	—	—	—	2	—	2
Equity account for subsidiaries	458	254	151	—	(863)	—
NET INCOME	420	448	164	269	(863)	438
Income attributable to non-controlling interests	—	—	—	(18)	—	(18)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$420	$448	$164	$251	$(863)	$420

Comprehensive loss before non-controlling interests	$(427)	$(379)	$(656)	$(550)	$1,583	$(429)
Comprehensive loss attributable to non-controlling interests	—	—	—	2	—	2
Comprehensive loss attributable to Willis Towers Watson	$(427)	$(379)	$(656)	$(548)	$1,583	$(427)

Condensed Consolidating Statement of Comprehensive Income

	Year ended December 31, 2015
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Revenues
Commissions and fees	$—	$11	$—	$3,798	$—	$3,809
Interest and other income	—	1	—	19	—	20
Total revenues	—	12	—	3,817	—	3,829
Costs of providing services
Salaries and benefits	1	77	—	2,225	—	2,303
Other operating expenses	8	101	—	609	—	718
Depreciation	—	22	—	73	—	95
Amortization	—	—	—	76	—	76
Restructuring costs	—	41	—	85	—	126
Transaction and integration expenses	4	14	—	66	—	84
Total costs of providing services	13	255	—	3,134	—	3,402
(Loss)/income from operations	(13)	(243)	—	683	—	427
Income from Group undertakings	—	(374)	(93)	(110)	577	—
Expenses due to Group undertakings	—	200	26	351	(577)	—
Interest expense	43	41	40	18	—	142
Other expense/(income), net	10	(42)	—	(23)	—	(55)
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(66)	(68)	27	447	—	340
(Benefit from)/provision for income taxes	—	(51)	5	13	—	(33)
(LOSS)/INCOME FROM OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(66)	(17)	22	434	—	373
Interest in earnings of associates, net of tax	—	9	—	2	—	11
Equity account for subsidiaries	439	443	337	—	(1,219)	—
NET INCOME	373	435	359	436	(1,219)	384
Income attributable to non-controlling interests	—	—	—	(11)	—	(11)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$373	$435	$359	$425	$(1,219)	$373

Comprehensive income before non-controlling interests	$402	$462	$400	$455	$(1,316)	$403
Comprehensive income attributable to non-controlling interests	—	—	—	(1)	—	(1)
Comprehensive income attributable to Willis Towers Watson	$402	$462	$400	$454	$(1,316)	$402

Condensed Consolidating Balance Sheet

	As of December 31, 2017
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
ASSETS
Cash and cash equivalents	$2	$1	$—	$1,027	$—	$1,030
Fiduciary assets	—	—	—	12,155	—	12,155
Accounts receivable, net	—	4	—	2,242	—	2,246
Prepaid and other current assets	—	314	1	264	(149)	430
Amounts due from group undertakings	6,202	1,420	2,807	3,626	(14,055)	—
Total current assets	6,204	1,739	2,808	19,314	(14,204)	15,861
Investments in subsidiaries	4,506	10,052	1,918	—	(16,476)	—
Fixed assets, net	—	25	—	960	—	985
Goodwill	—	—	—	10,519	—	10,519
Other intangible assets, net	—	60	—	3,882	(60)	3,882
Pension benefits assets	—	—	—	764	—	764
Other non-current assets	—	146	3	388	(90)	447
Non-current amounts due from group undertakings	—	4,884	1,775	—	(6,659)	—
Total non-current assets	4,506	15,167	3,696	16,513	(23,285)	16,597
TOTAL ASSETS	$10,710	$16,906	$6,504	$35,827	$(37,489)	$32,458
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$—	$12,155	$—	$12,155
Deferred revenue and accrued expenses	—	26	—	1,685	—	1,711
Short-term debt and current portion of long-term debt	—	—	—	85	—	85
Other current liabilities	87	112	33	724	(152)	804
Amounts due to group undertakings	—	10,467	1,658	1,930	(14,055)	—
Total current liabilities	87	10,605	1,691	16,579	(14,207)	14,755
Long-term debt	497	986	2,883	84	—	4,450
Liability for pension benefits	—	—	—	1,259	—	1,259
Deferred tax liabilities	—	—	—	704	(89)	615
Provision for liabilities	—	120	—	438	—	558
Other non-current liabilities	—	24	—	520	—	544
Non-current amounts due to group undertakings	—	519	423	5,717	(6,659)	—
Total non-current liabilities	497	1,649	3,306	8,722	(6,748)	7,426
TOTAL LIABILITIES	584	12,254	4,997	25,301	(20,955)	22,181
REDEEMABLE NON-CONTROLLING INTEREST	—	—	—	28	—	28
EQUITY
Total Willis Towers Watson shareholders’ equity	10,126	4,652	1,507	10,375	(16,534)	10,126
Non-controlling interests	—	—	—	123	—	123
Total equity	10,126	4,652	1,507	10,498	(16,534)	10,249
TOTAL LIABILITIES AND EQUITY	$10,710	$16,906	$6,504	$35,827	$(37,489)	$32,458

Condensed Consolidating Balance Sheet

	As of December 31, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$—	$870	$—	$870
Fiduciary assets	—	—	—	10,505	—	10,505
Accounts receivable, net	—	7	—	2,073	—	2,080
Prepaid and other current assets	—	74	1	324	(62)	337
Amounts due from group undertakings	7,229	849	1,595	2,370	(12,043)	—
Total current assets	7,229	930	1,596	16,142	(12,105)	13,792
Investments in subsidiaries	3,409	8,621	7,309	—	(19,339)	—
Fixed assets, net	—	34	—	805	—	839
Goodwill	—	—	—	10,413	—	10,413
Other intangible assets, net	—	64	—	4,368	(64)	4,368
Pension benefits assets	—	—	—	488	—	488
Other non-current assets	—	90	—	310	(47)	353
Non-current amounts due from group undertakings	—	4,859	1,055	—	(5,914)	—
Total non-current assets	3,409	13,668	8,364	16,384	(25,364)	16,461
TOTAL ASSETS	$10,638	$14,598	$9,960	$32,526	$(37,469)	$30,253
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$—	$10,505	$—	$10,505
Deferred revenue and accrued expenses	—	41	1	1,488	(49)	1,481
Short-term debt and current portion of long-term debt	—	394	22	92	—	508
Other current liabilities	77	87	33	684	(5)	876
Amounts due to group undertakings	—	9,946	—	2,097	(12,043)	—
Total current liabilities	77	10,468	56	14,866	(12,097)	13,370
Long-term debt	496	186	2,506	169	—	3,357
Liability for pension benefits	—	—	—	1,321	—	1,321
Deferred tax liabilities	—	—	—	1,013	(149)	864
Provision for liabilities	—	120	—	455	—	575
Other non-current liabilities	—	63	—	483	(14)	532
Non-current amounts due to group undertakings	—	518	423	4,973	(5,914)	—
Total non-current liabilities	496	887	2,929	8,414	(6,077)	6,649
TOTAL LIABILITIES	573	11,355	2,985	23,280	(18,174)	20,019
REDEEMABLE NON-CONTROLLING INTEREST	—	—	—	51	—	51
EQUITY
Total Willis Towers Watson shareholders’ equity	10,065	3,243	6,975	9,077	(19,295)	10,065
Non-controlling interests	—	—	—	118	—	118
Total equity	10,065	3,243	6,975	9,195	(19,295)	10,183
TOTAL LIABILITIES AND EQUITY	$10,638	$14,598	$9,960	$32,526	$(37,469)	$30,253

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2017
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
NET CASH FROM/(USED IN) OPERATING ACTIVITIES	$743	$(640)	$29	$939	$(209)	$862
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	(8)	—	(292)	—	(300)
Capitalized software costs	—	—	—	(75)	—	(75)
Acquisitions of operations, net of cash acquired	—	—	—	(13)	—	(13)
Net disposals of operations	—	—	—	57	—	57
Other, net	—	—	—	(4)	—	(4)
Proceeds from intercompany investing activities	1,042	275	1,076	1,237	(3,630)	—
Repayments of intercompany investing activities	—	(73)	(2,676)	(1,722)	4,471	—
Reduction in investment in subsidiaries	104	1,288	—	618	(2,010)	—
Additional investment in subsidiaries	(1,139)	(570)	(148)	(153)	2,010	—
Net cash from/(used in) investing activities	$7	$912	$(1,748)	$(347)	$841	$(335)
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net borrowings on revolving credit facility	—	155	487	—	—	642
Senior notes issued	—	649	—	—	—	649
Proceeds from issuance of other debt	—	—	—	32	—	32
Debt issuance costs	—	(5)	(4)	—	—	(9)
Repayments of debt	—	(394)	(220)	(120)	—	(734)
Repurchase of shares	(532)	—	—	—	—	(532)
Proceeds from issuance of shares	61	—	—	—	—	61
Payments for share cancellation related to legal settlement	—	—	—	(177)	—	(177)
Payments of deferred and contingent consideration related to acquisitions	—	—	—	(65)	—	(65)
Cash paid for employee taxes on withholding shares	—	—	—	(18)	—	(18)
Dividends paid	(277)	(58)	—	(151)	209	(277)
Acquisitions of and dividends paid to non-controlling interests	—	—	—	(51)	—	(51)
Proceeds from intercompany financing activities	—	1,920	1,482	1,069	(4,471)	—
Repayments of intercompany financing activities	—	(2,538)	(26)	(1,066)	3,630	—
Net cash (used in)/from financing activities	$(748)	$(271)	$1,719	$(547)	$(632)	$(479)
INCREASE IN CASH AND CASH EQUIVALENTS	2	1	—	45	—	48
Effect of exchange rate changes on cash and cash equivalents	—	—	—	112	—	112
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	—	—	870	—	870
CASH AND CASH EQUIVALENTS, END OF YEAR	$2	$1	$—	$1,027	$—	$1,030

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
NET CASH (USED IN)/FROM OPERATING ACTIVITIES	$(20)	$308	$152	$1,114	$(621)	$933
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	(91)	—	(221)	94	(218)
Capitalized software costs	—	—	—	(85)	—	(85)
Acquisitions of operations, net of cash acquired	—	—	—	476	—	476
Net disposals of operations	—	—	—	(4)	3	(1)
Other, net	—	33	—	20	(30)	23
Proceeds from intercompany investing activities	—	108	55	30	(193)	—
Repayments of intercompany investing activities	(3,751)	(3,513)	(602)	(769)	8,635	—
Reduction in investment in subsidiaries	4,600	3,600	—	—	(8,200)	—
Additional investment in subsidiaries	—	(4,600)	—	(3,600)	8,200	—
Net cash from/(used in) investing activities	$849	$(4,463)	$(547)	$(4,153)	$8,509	$195
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net payments on revolving credit facility	—	—	(237)	—	—	(237)
Senior notes issued	—	—	1,606	—	—	1,606
Proceeds from issuance of other debt	—	—	400	4	—	404
Debt issuance costs	—	—	(14)	—	—	(14)
Repayments of debt	(300)	—	(1,037)	(564)	—	(1,901)
Repurchase of shares	(396)	—	—	—	—	(396)
Proceeds from issuance of shares	63	—	—	—	—	63
Payments of deferred and contingent consideration related to acquisitions	—	—	—	(67)	—	(67)
Cash paid for employee taxes on withholding shares	—	—	—	(13)	—	(13)
Dividends paid	(199)	(162)	(302)	(90)	554	(199)
Acquisitions of and dividends paid to non-controlling interests	—	—	—	(21)	—	(21)
Proceeds from intercompany financing activities	—	4,368	1	4,266	(8,635)	—
Repayments of intercompany financing activities	—	(53)	(22)	(118)	193	—
Net cash (used in)/from financing activities	$(832)	$4,153	$395	$3,397	$(7,888)	$(775)
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(3)	(2)	—	358	—	353
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(15)	—	(15)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3	2	—	527	—	532
CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$—	$—	$870	$—	$870

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2015
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
NET CASH (USED IN)/FROM OPERATING ACTIVITIES	$(10)	$593	$33	$(222)	$(150)	$244
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	(18)	—	(128)	—	(146)
Acquisitions of operations, net of cash acquired	—	—	—	(857)	—	(857)
Net disposals of operations	—	—	—	44	—	44
Other, net	—	—	—	16	—	16
Proceeds from intercompany investing activities	321	136	—	151	(608)	—
Repayments of intercompany investing activities	(82)	—	(746)	(181)	1,009	—
Additional investment in subsidiaries	—	(420)	(178)	—	598	—
Net cash from/(used in) investing activities	$239	$(302)	$(924)	$(955)	$999	$(943)
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net borrowings of revolving credit facility	—	—	469	—	—	469
Proceeds from issue of other debt	—	—	592	—	—	592
Debt issuance costs	—	—	(5)	—	—	(5)
Repayments of debt	—	(149)	(16)	(1)	—	(166)
Repurchase of shares	(82)	—	—	—	—	(82)
Proceeds from issuance of shares and excess tax benefit	124	—	—	605	(598)	131
Cash paid for employee taxes on withholding shares	—	—	—	(1)	—	(1)
Dividends paid	(277)	—	—	(150)	150	(277)
Acquisitions of and dividends paid to non-controlling interests	—	—	—	(21)	—	(21)
Proceeds from intercompany financing activities	—	181	—	828	(1,009)	—
Repayments of intercompany financing activities	—	(323)	(149)	(136)	608	—
Net cash (used in)/from financing activities	$(235)	$(291)	$891	$1,124	$(849)	$640
DECREASE IN CASH AND CASH EQUIVALENTS	(6)	—	—	(53)	—	(59)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(44)	—	(44)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9	2	—	624	—	635
CASH AND CASH EQUIVALENTS, END OF YEAR	$3	$2	$—	$527	$—	$532

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of the chief executive officer (‘CEO’) and chief financial officer (‘CFO’), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2017 in providing reasonable assurance that the information required to be disclosed in our periodic reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management to allow for timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting in the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management has used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (‘COSO’) in the report entitled Internal Control — Integrated Framework (2013) to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this evaluation, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2017.
The effectiveness of our internal controls over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Willis Towers Watson Public Limited Company
We have audited the internal control over financial reporting of Willis Towers Watson Public Limited Company and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 28, 2018, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
Philadelphia, PA
February 28, 2018

ITEM 9B. OTHER INFORMATION
Iran Disclosure
Set forth below is a description of a matter reported pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (‘ITRA’) and Section 13(r) of the Exchange Act. Concurrently with this annual report, we are filing a notice pursuant to Section 13(r) of the Exchange Act that the matter has been disclosed in this annual report.
Gras Savoye, a non-U.S. affiliate of Willis Towers Watson, has acted as the broker for the Iranian Embassy in Paris, placing health insurance for the diplomatic staff and handling the related claims administration. A policy was placed with GBG Insurance Limited on December 27, 2016 for the 2017 policy year. Premium payments are made quarterly, and a premium payment of €55,608 was received by Gras Savoye for the fourth quarter on December 8, 2017 for the policy. Gras Savoye will retain a commission of €6,673 from this payment. Health benefits of approximately €58,699 were paid to beneficiaries during the fourth quarter of 2017. Gras Savoye did not renew this policy at the end of 2017.

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

PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	The following documents have been included in Part II, Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements of Willis Towers Watson
Financial Statements:
Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2017
Consolidated Balance Sheets at December 31, 2017 and 2016
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2017
Consolidated Statements of Changes in Equity for each of the three years in the period ended December 31, 2017
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
4.1
Senior Indenture, dated as of July 1, 2005, and First Supplemental Indenture, dated as of July 1, 2005, by and among Willis North America Inc., as the Issuer, Willis Group Holdings Public Limited Company, TA I Limited, TA II Limited, TA III Limited, Trinity Acquisition Limited, TA IV Limited and Willis Group Limited, as the Guarantors, and The Bank of New York (f/k/a JPMorgan Chase Bank, N.A.), as the Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company on July 1, 2005)

4.2
Second Supplemental Indenture, dated as of March 28, 2007, supplemental to the Indenture dated as of July 1, 2005 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company on March 30, 2007)

4.3
Third Supplemental Indenture, dated as of October 1, 2008, supplemental to the Indenture dated as of July 1, 2005 (incorporated by reference to Exhibit 4.1 to the Form 10-Q filed by the Company on November 10, 2008)

4.4
Fourth Supplemental Indenture, dated as of September 29, 2009, supplemental to the Indenture dated as of July 1, 2005 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company on September 29, 2009)

4.5
Fifth Supplemental Indenture, dated as of December 31, 2009, supplemental to the Indenture dated as of July 1, 2005 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company on January 4, 2010)

4.6
Sixth Supplemental Indenture, dated as of December 22, 2010, supplemental to the Indenture dated as of July 1, 2005 (incorporated by reference to Exhibit 4.6 to the Form 10-K filed by the Company on February 28, 2011)

4.7
Seventh Supplemental Indenture, dated as of March 9, 2016, supplemental to the Indenture, dated as of July 1, 2005 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company on March 10, 2016)

4.8
Eighth Supplemental Indenture, dated as of August 11, 2017, supplemental to the Indenture dated as of July 1, 2005 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company on August 16, 2017)

4.9
Indenture, dated as of March 17, 2011, by and among Willis Group Holdings Public Limited Company, as issuer, Willis Netherlands Holdings B.V., Willis Investment Holdings U.K. Limited, TA I Limited, Trinity Acquisition Limited, Willis Group Limited and Willis North America Inc., as Guarantors, and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company on March 17, 2011)

4.10
First Supplemental Indenture, dated as of March 17, 2011, supplemental to the Indenture dated March 17, 2011 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed by the Company on March 17, 2011)

4.11
Second Supplemental Indenture, dated as of March 9, 2016, supplemental to the Indenture, dated as of March 17, 2011 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed by the Company on March 10, 2016)

4.12
Third Supplemental Indenture, dated as of August 11, 2017, supplemental to the Indenture dated as of March 17, 2011 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed by the Company on August 16, 2017)

4.13
Indenture, dated as of August 15, 2013, by and among Trinity Acquisition Limited, as issuer, Willis Group Holdings Public Limited Company, Willis Netherlands Holdings B.V., Willis North America Inc., Willis Investment Holdings U.K. Limited, TA I Limited and Willis Group Limited, as guarantors, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company on August 15, 2013)

4.14
First Supplemental Indenture, dated as of August 15, 2013, supplemental to the Indenture dated August 15, 2013 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed by the Company on August 15, 2013)

4.15
Second Supplemental Indenture, dated as of March 9, 2016, supplemental to the Indenture, dated as of August 15, 2013 (incorporated by reference to Exhibit 4.3 to the Form 8-K filed by the Company on March 10, 2016)

4.16
Third Supplemental Indenture, dated as of March 22, 2016, supplemental to the Indenture, dated as of August 15, 2013 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company on March 22, 2016)

4.17
Fourth Supplemental Indenture, dated as of May 26, 2016, supplemental to the Indenture, dated as of August 15, 2013 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company on May 26, 2016)

4.18
Fifth Supplemental Indenture, dated as of August 11, 2017, supplemental to the Indenture dated as of August 15, 2013 (incorporated by reference to Exhibit 4.3 to the Form 8-K filed by the Company on August 16, 2017)

4.19
Form of Indenture among Willis Towers Watson Public Limited Company, as issuer, Willis Towers Watson Sub Holdings Unlimited Company, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, WTW Bermuda Holdings Ltd., Trinity Acquisition plc, Willis Group Limited and Willis North America Inc., as guarantors, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-3 filed by the Company on March 11, 2016)

4.20
Form of Indenture among Willis North America Inc., as issuer, Willis Towers Watson Public Limited Company, Willis Towers Watson Sub Holdings Unlimited Company, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, WTW Bermuda Holdings Ltd., Trinity Acquisition plc and Willis Group Limited, as guarantors, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-3 filed by the Company on March 11, 2016)

4.21
Indenture, dated as of May 16, 2017, among Willis North America Inc., as issuer, Willis Towers Watson Public Limited Company, Willis Towers Watson Sub Holdings Unlimited Company, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, WTW Bermuda Holdings Ltd., Trinity Acquisition plc and Willis Group Limited, as guarantors, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company on May 16, 2017)

4.22
Supplemental Indenture, dated as of May 16, 2017, among Willis North America Inc., as issuer, Willis Towers Watson Public Limited Company, Willis Towers Watson Sub Holdings Unlimited Company, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, WTW Bermuda Holdings Ltd., Trinity Acquisition plc and Willis Group Limited, as guarantors, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed by the Company on May 16, 2017)

4.23	Second Supplemental Indenture, dated as of August 11, 2017, to the Indenture dated as of May 16, 2017 (incorporated by reference to Exhibit 4.4 to the Form 8-K filed by the Company on August 16, 2017)
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

10.4	Amendment No. 1, dated as of December 23, 2015, to the Term Loan Credit Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Towers Watson on December 29, 2015)
10.5
Amendment No. 2, dated as of March 31, 2017, to the Term Loan Credit Agreement dated as of November 20, 2015, among Towers Watson Delaware Inc., as borrower, each lender from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by the Company on May 9, 2017)

10.6
Amendment No. 3, dated as of April 28, 2017, to the Term Loan Credit Agreement dated as of November 20, 2015, among Towers Watson Delaware Inc., as borrower, each lender from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by the Company on May 9, 2017)

10.7
Deed Poll of Assumption, dated as of December 31, 2009, by and between Willis Group Holdings Limited and Willis Group Holdings Public Limited Company (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by the Company on January 4, 2010)†

10.8	Willis Group Senior Management Incentive Plan (incorporated by reference to Exhibit 10.7 to the Form 8-K filed by the Company on January 4, 2010)†
10.9
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

10.13
Form of Performance-Based Option Agreement for the 2011 Long Term Incentive Program under the Willis Group Holdings 2001 Share Purchase and Option Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on May 3, 2011)†

10.14	Rules of the Willis Group Holdings Sharesave Plan 2001 for the United Kingdom (incorporated by reference to Exhibit 10.13 to the Form 8-K filed by the Company on January 4, 2010)†
10.15	The Willis Group Holdings Irish Sharesave Plan (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by the Company on May 10, 2010)†
10.16	Willis Group Holdings 2008 Share Purchase and Option Plan (incorporated by reference to Exhibit 10.16 to the Form 8-K filed by the Company on January 4, 2010)†
10.17	Hilb Rogal & Hobbs Company 2007 Share Incentive Plan (incorporated by reference to Exhibit 10.19 to the Form 8-K filed by the Company on January 4, 2010)†
10.18
Form of Time-Based Restricted Share Unit Award Agreement granted under the Hilb Rogal & Hobbs Company 2007 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by the Company on August 6, 2010)†

10.19
Form of Time-Based Option Agreement granted under the Hilb Rogal & Hobbs Company 2007 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by the Company on August 6, 2010)†

10.20
Form of Performance-Based Option Agreement granted under the Hilb Rogal & Hobbs Company 2007 Share Incentive Plan (incorporated by reference to Exhibit 10.5 to the Form 10-Q filed by the Company on August 9, 2011)†

10.21
Willis Towers Watson Public Limited Company 2012 Equity Incentive Plan (incorporated by reference to Exhibit A to the Definitive Proxy Statement on Schedule 14A filed by the Company on April 27, 2016)†

10.22
Form of Time-Based Share Option Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by the Company on August 9, 2012)†

10.23
Form of Performance-Based Share Option Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by the Company on August 9, 2012)†

10.24
Form of Time-Based Restricted Share Unit Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by the Company on August 9, 2012)†

10.25
Form of Performance-Based Restricted Share Unit Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by the Company on August 9, 2012)†

10.26
Form of Time-Based Restricted Share Unit Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan (for Non-Employee Directors) (incorporated by reference to Exhibit 10.5 to the Form 10-Q filed by the Company on August 9, 2012)†

10.27
Form of Performance-Based Restricted Share Unit Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan for the 2013 Long-Term Incentive Program (incorporated by reference to Exhibit 10.33 to the Form 10-K filed by the Company on February 27, 2014)†

10.28
Rules of the Willis Group Holdings Public Limited Company 2012 Sharesave Sub-Plan for the United Kingdom to the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.32 to the Form 10-K filed by the Company on February 28, 2013)†

10.29
Form of 2012 Long Term Incentive Program Agreement of Restrictive Covenants and Other Obligations (for U.S. employees) Plan (incorporated by reference to Exhibit 10.36 to the Form 10-K filed by the Company on February 28, 2013)†

10.30
Form of 2012 Long Term Incentive Program Agreement of Restrictive Covenants and Other Obligations (for U.K. employees) Plan (incorporated by reference to Exhibit 10.37 to the Form 10-K filed by the Company on February 28, 2013)†

10.31	Amended and Restated Willis U.S. 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on November 20, 2009)†
10.32
First Amendment to the Amended and Restated Willis U.S. 2005 Deferred Compensation Plan, effective June 1, 2011 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by the Company on August 9, 2011)†

10.33	Second Amendment to the Amended and Restated Willis U.S. 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the Form 10-Q filed by the Company on November 5, 2013)†
10.34	Amendment 2017-1 to the Amended and Restated Willis U.S. 2005 Deferred Compensation Plan†*

10.35	Form of Deed of Indemnity of Willis Towers Watson Public Limited Company (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on January 5, 2016)†
10.36	Form of Indemnification Agreement of Willis North America Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on January 5, 2016)†
10.37
Willis Towers Watson Public Limited Company Compensation Policy and Share Ownership Guidelines for Non-Employee Directors (as amended May 2017) (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by the Company on August 7, 2017)†

10.38
Employment Agreement, dated as of March 1, 2016, by and between Willis Towers Watson Public Limited Company and John J. Haley (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on March 1, 2016)†

10.39
Restricted Share Unit Award Agreement, dated as of February 26, 2016, by and between Willis Towers Watson Public Limited Company and John J. Haley (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on March 1, 2016)†

10.40
Supplemental Restricted Share Unit Award Agreement, by and between Willis Towers Watson Public Limited Company and John J. Haley, dated as of June 14, 2016 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on June 16, 2016)†

10.41	Offer Letter, dated August 17, 2017, from John J. Haley to Michael J. Burwell (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on August 21, 2017)†
10.42	Letter Agreement, dated September 18, 2017, by and between the Company and Roger F. Millay (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by the Company on November 6, 2017)†
10.43
Offer Letter, dated July 23, 2013, and Contract of Employment, dated as of September 3, 2013, by and between Willis Limited, a subsidiary of Willis Towers Watson Public Limited Company, and David Shalders (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by the Company on May 10, 2016)†

10.44
Amendment, dated April 30, 2014, to the Contract of Employment, dated as of September 3, 2013, by and between Willis Limited, a subsidiary of Willis Towers Watson Public Limited Company, and David Shalders (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by the Company on May 10, 2016)†

10.45
Amendment, dated as of June 29, 2015, to Contract of Employment, dated as of September 3, 2013, by and between Willis Limited, a subsidiary of Willis Towers Watson Public Limited Company, and David Shalders (incorporated by reference to Exhibit 10.5 to the Form 10-Q filed by the Company on May 10, 2016)†

10.46
Offer Letter, dated November 9, 2014, and Contract of Employment, dated as of November 9, 2014, by and between Willis Limited, a subsidiary of Willis Towers Watson Public Limited Company, and Nicolas Aubert (incorporated by reference to Exhibit 10.6 to the Form 10-Q filed by the Company on May 10, 2016)†

10.47
Amendment, dated as of June 29, 2015, to Contract of Employment, dated as of November 9, 2014, by and between Willis Limited, a subsidiary of Willis Towers Watson Public Limited Company, and Nicolas Aubert (incorporated by reference to Exhibit 10.7 to the Form 10-Q filed by the Company on May 10, 2016)†

10.48	Letter Agreement, dated June 7, 2017, by and between the Company and Nicolas Aubert (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by the Company on August 7, 2017)†
10.49
Employment Agreement, dated as of September 15, 2003, by and between Willis Americas Administration, Inc. and Todd J. Jones (incorporated by reference to Exhibit 10.63 to the Form 10-K filed by the Company on February 27, 2014)†

10.50
Letter Agreement, dated August 1, 2013, by and between Willis North America Inc. and Todd J. Jones (incorporated by reference to Exhibit 10.64 to the Form 10-K filed by the Company on February 27, 2014)†

10.51
Amendment, dated April 30, 2014, to the Employment Agreement, dated August 1, 2013, by and between Willis North America Inc. and Todd J. Jones (incorporated by reference to Exhibit 10.6 to the Form 10-Q filed by the Company on May 9, 2014)†

10.52
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

10.54
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

10.55
Form of Time-Based Share Option Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan, dated as of November 9, 2015, by and between Timothy Wright / Todd Jones / Nicolas Aubert / David Shalders and Willis Group Holdings Public Limited Company (incorporated by reference to Exhibit 10.76 to the Form 10-K filed by the Company on February 29, 2016)†

10.56
Form of Performance-Based Restricted Share Unit Award Agreement for Operating Committee Members under the Willis Towers Watson Public Limited Company Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by the Company on November 7, 2016)†

10.57	Towers Watson Amended and Restated 2009 Long Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed by the Company on January 5, 2016)†
10.58
Trust Deed and Rules of the Towers Watson Limited Share Incentive Plan 2005 (U.K) (incorporated by reference to Exhibit 10.21 to the Form 10-K filed by Watson Wyatt Worldwide Inc. on September 1, 2006)†

10.59	Towers Watson Limited Share Incentive Plan 2005 Deed of Amendment (U.K.) (incorporated by reference to Exhibit 10.22 to the Form 10-K filed by Watson Wyatt Worldwide Inc. on September 1, 2006)†
10.60	Towers Watson Limited Share Incentive Plan 2005 Deed to Change the Trust Deed and Rules (U.K.) (incorporated by reference to Exhibit 10.10 to the Form 10-K filed by Towers Watson on August 29, 2012)†
10.61	Share Purchase Plan 2005 (Spain) (incorporated by reference to Exhibit 10.24 to the Form 10-K filed by Watson Wyatt Worldwide Inc. on September 1, 2006)†
10.62	Trust Deed and Rules of the Watson Wyatt Ireland Share Participation Scheme (incorporated by reference to Exhibit 10.23 to the Form 10-K filed by Watson Wyatt Worldwide Inc. on September 1, 2006)†
10.63
Form of Non-Qualified Stock Option Award Agreement for use under the Towers Watson & Co. 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Towers Watson on March 8, 2010)†

10.64	Extend Health Amended and Restated 2007 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 filed by the Company on January 5, 2016)†
10.65	Liazon Amended and Restated 2011 Equity Incentive Plan (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-8 filed by the Company on January 5, 2016)†
10.66
Willis Towers Watson Non-Qualified Deferred Savings Plan for U.S. Employees (as amended and restated effective January 1, 2017) (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by the Company on November 7, 2016)†

10.67	Willis Towers Watson Non-Qualified Stable Value Excess Plan for U.S. Employees (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by the Company on August 7, 2017)†
10.68	Willis Towers Watson Public Limited Company Compensation Recoupment Policy†*
12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges*
21.1	List of subsidiaries*
23.1	Consent of Deloitte & Touche LLP*
23.2	Consent of Deloitte LLP*
31.1	Certification Pursuant to Rule 13a-14(a)*
31.2	Certification Pursuant to Rule 13a-14(a)*
32.1	Certification Pursuant to 18 USC. Section 1350*
32.2	Certification Pursuant to 18 USC. Section 1350*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
_________________________________

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.
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
Date: February 28, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ John J. Haley	/s/ Michael J. Burwell
John J. Haley Chief Executive Officer and Director (Principal Executive Officer)	Michael J. Burwell Chief Financial Officer

/s/ Susan D. Davies
Susan D. Davies Principal Accounting Officer and Controller

/s/ Anna C. Catalano	/s/ Victor F. Ganzi
Anna C. Catalano Director	Victor F. Ganzi Director

/s/ Wendy E. Lane	/s/ James F. McCann
Wendy E. Lane Director	James F. McCann Director

/s/ Brendan R. O’Neill	/s/ Jaymin B. Patel
Brendan R. O’Neill Director	Jaymin B. Patel Director

/s/ Linda D. Rabbitt	/s/ Paul Thomas
Linda D. Rabbitt Director	Paul Thomas Director

/s/ Wilhelm Zeller
Wilhelm Zeller Director