Form 10-Q
period 2018-03-31
WILLIS TOWERS WATSON PLC
filed 2018-05-08
CIK 1140536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐      No  ☑
As of May 2, 2018, there were outstanding 131,839,945 ordinary shares, nominal value $0.000304635 per share, of the registrant.

WILLIS TOWERS WATSON
INDEX TO FORM 10-Q
For the Three Months Ended March 31, 2018

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

‘Gras Savoye’	GS & Cie Groupe SAS

‘U.S.’	United States

‘U.K.’	United Kingdom

‘Brexit’	The United Kingdom’s exit from the European Union on March 29, 2019

‘E.U.’ or ‘E.U. 27’	European Union or European Union 27 (the number of member countries following the United Kingdom’s exit)

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
There are important risks, uncertainties, events and factors that could cause our actual results or performance to differ materially from those in the forward-looking statements contained in this document, including the following:

•	our ability to successfully establish, execute and achieve our global business strategy;

•	changes in demand for our services, including any decline in defined benefit pension plans or the purchasing of insurance;

•	general economic, business and political conditions, including changes in the financial markets;

•	significant competition that we face and the potential for loss of market share and/or profitability;

•	consolidation in or conditions affecting the industries in which we operate;

•	the impact of seasonality and differences in timing of renewals;

•	the risk of increased liability or new legal claims arising from our new and existing products and services, and expectations, intentions and outcomes relating to outstanding litigation;

•
the risk that the Stanford litigation settlement approval will be overturned on appeal, the risk that the bar order may be challenged in other jurisdictions, and the deductibility of the charge relating to the settlement;

•	the risk of material adverse outcomes on existing litigation or investigation matters;

•	any changes in the regulatory environment in which the Company operates, including, among other risks, the impact of pending competition law and regulatory investigations;

•	various claims, government inquiries or investigations or the potential for regulatory action;

•	our ability to properly identify and manage conflicts of interest;

•	reputational damage;

•	reliance on third-party services;

•	our ability to successfully integrate the Towers Watson, Gras Savoye and Willis businesses, operations and employees, and realize anticipated growth, synergies and cost savings;

•	the potential impact of the Merger on relationships, including with employees, suppliers, clients and competitors;

•	the possibility that the anticipated benefits from the Merger cannot be fully realized or may take longer to realize than expected;

•	the diversion of time and attention of our management team while the Merger and other acquisitions are being integrated;

•	our ability to retain and hire key personnel;

•	our ability to successfully manage ongoing organizational changes;

•	failure to protect client data or breaches of information systems;

•	disasters or business continuity problems;

•	doing business internationally, including the impact of exchange rates;

•	compliance with extensive government regulation;

•	the potential impact of the U.K.’s withdrawal from membership in the E.U., referred to as Brexit;

•	technological change;

•	changes and developments in the insurance industry or the U.S. healthcare system;

•	our ability to make divestitures or acquisitions and our ability to integrate or manage such acquired businesses;

•	the risk that we may not be able to repurchase our intended number of outstanding shares due to M&A activity or investment opportunities, market or business conditions, or other factors;

•	the inability to protect the Company’s intellectual property rights, or the potential infringement upon the intellectual property rights of others;

•
our capital structure, including indebtedness amounts, the limitations imposed by the covenants in the documents governing such indebtedness and the maintenance of the financial and disclosure controls and procedures of each;

•	our ability to obtain financing on favorable terms or at all;

•	adverse changes in our credit ratings;

•
the federal income tax consequences of the Merger, the impact of recent changes to U.S. tax laws, including on our effective tax rate, and the enactment of additional, or the revision of existing, state, federal, and/or foreign tax laws and regulations;

•	changes in accounting principles, estimates and assumptions, including the impact of the adoption of the new revenue recognition and pension accounting standards;

•	fluctuations in our pension liabilities;

•	fluctuation in revenue against our relatively fixed expenses; and

•	our holding company structure could prevent us from being able to receive dividends or other distributions in needed amounts from our subsidiaries.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
WILLIS TOWERS WATSON
Condensed Consolidated Statements of Comprehensive Income
(In millions of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue	$2,292	$2,319
Costs of providing services
Salaries and benefits	1,377	1,253
Other operating expenses	423	401
Depreciation	49	46
Amortization	141	151
Restructuring costs	—	27
Transaction and integration expenses	43	40
Total costs of providing services	2,033	1,918
Income from operations	259	401
Interest expense	51	46
Other income, net	(56)	(43)
INCOME FROM OPERATIONS BEFORE INCOME TAXES	264	398
Provision for income taxes	43	46
NET INCOME	221	352
Income attributable to non-controlling interests	(6)	(8)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$215	$344

EARNINGS PER SHARE
Basic earnings per share	$1.62	$2.51
Diluted earnings per share	$1.61	$2.50

Cash dividends declared per share	$0.60	$0.53

Comprehensive income before non-controlling interests	$305	$331
Comprehensive income attributable to non-controlling interests	(7)	(11)
Comprehensive income attributable to Willis Towers Watson	$298	$320
See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON
Condensed Consolidated Balance Sheets
(In millions of U.S. dollars, except share data)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$954	$1,030
Fiduciary assets	13,613	12,155
Accounts receivable, net	2,600	2,246
Prepaid and other current assets	439	430
Total current assets	17,606	15,861
Fixed assets, net	926	985
Goodwill	10,555	10,519
Other intangible assets, net	3,761	3,882
Pension benefits assets	832	764
Other non-current assets	532	447
Total non-current assets	16,606	16,597
TOTAL ASSETS	$34,212	$32,458
LIABILITIES AND EQUITY
Fiduciary liabilities	$13,613	$12,155
Deferred revenue and accrued expenses	1,239	1,711
Short-term debt and current portion of long-term debt	85	85
Other current liabilities	867	804
Total current liabilities	15,804	14,755
Long-term debt	4,507	4,450
Liability for pension benefits	1,230	1,259
Deferred tax liabilities	711	615
Provision for liabilities	624	558
Other non-current liabilities	506	544
Total non-current liabilities	7,578	7,426
TOTAL LIABILITIES	23,382	22,181
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NON-CONTROLLING INTEREST	28	28
EQUITY (i)
Additional paid-in capital	10,548	10,538
Retained earnings	1,557	1,104
Accumulated other comprehensive loss, net of tax	(1,430)	(1,513)
Treasury shares, at cost, 17,519 shares in 2018 and 2017, and 40,000 shares, €1 nominal value, in 2018 and 2017	(3)	(3)
Total Willis Towers Watson shareholders’ equity	10,672	10,126
Non-controlling interests	130	123
Total equity	10,802	10,249
TOTAL LIABILITIES AND EQUITY	$34,212	$32,458
________________________

(i)
Equity includes (a) Ordinary shares $0.000304635 nominal value; Authorized 1,510,003,775; Issued 132,417,453 (2018) and 132,139,581 (2017); Outstanding 132,417,453 (2018) and 132,139,581 (2017); (b) Ordinary shares, €1 nominal value; Authorized and Issued 40,000 shares in 2018 and 2017; and (c) Preference shares, $0.000115 nominal value; Authorized 1,000,000,000 and Issued none in 2018 and 2017.

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON
Condensed Consolidated Statements of Cash Flows
(In millions of U.S. dollars)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$221	$352
Adjustments to reconcile net income to total net cash from operating activities:
Depreciation	51	52
Amortization	141	151
Amortization of non-current deferred fulfillment costs	5	—
Net periodic benefit of defined benefit pension plans	(61)	(31)
Provision for doubtful receivables from clients	7	9
Benefit from deferred income taxes	(26)	(74)
Share-based compensation	3	14
Net loss on disposal of operations	9	—
Non-cash foreign exchange loss/(gain)	17	(11)
Other, net	(8)	9
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable	(43)	(253)
Fiduciary assets	(1,326)	(1,657)
Fiduciary liabilities	1,326	1,657
Other assets	46	(62)
Other liabilities	(393)	(109)
Provisions	49	48
Net cash from operating activities	18	95
CASH FLOWS USED IN INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	(65)	(62)
Capitalized software costs	(13)	(15)
Acquisitions of operations, net of cash acquired	(5)	(12)
Net proceeds from sale of operations	4	—
Other, net	—	7
Net cash used in investing activities	(79)	(82)
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net borrowings on revolving credit facility	61	826
Proceeds from issuance of other debt	—	32
Debt issuance costs	—	(3)
Repayments of debt	(21)	(636)
Repurchase of shares	—	(156)
Proceeds from issuance of shares	11	20
Cash paid for employee taxes on withholding shares	(7)	(3)
Dividends paid	(68)	(65)
Acquisitions of and dividends paid to non-controlling interests	—	(1)
Net cash (used in)/from financing activities	(24)	14
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(85)	27
Effect of exchange rate changes on cash and cash equivalents	9	4
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,030	870
CASH AND CASH EQUIVALENTS, END OF PERIOD	$954	$901

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON
Condensed Consolidated Statements of Changes in Equity
(In millions of U.S. dollars and number of shares in thousands)
(Unaudited)

	Shares outstanding	Additional paid-in capital	Retained earnings	Treasury shares	AOCL (i)	Total WTW shareholders’ equity	Non-controlling interests	Total equity	Redeemable non-controlling interest (ii)	Total
Balance as of December 31, 2016	136,297	$10,596	$1,452	$(99)	$(1,884)	$10,065	$118	$10,183	$51
Adoption of ASU 2016-16	—	—	(3)	—	—	(3)	—	(3)	—
Shares repurchased	(1,237)	—	(156)	—	—	(156)	—	(156)	—
Shares canceled	—	—	—	96	—	96	—	96	—
Net income	—	—	344	—	—	344	8	352	—	$352
Dividends	—	—	(76)	—	—	(76)	(1)	(77)	—
Other comprehensive (loss)/income	—	—	—	—	(24)	(24)	1	(23)	2	$(21)
Issuance of shares under employee stock compensation plans	373	20	—	—	—	20	—	20	—
Share-based compensation	—	14	—	—	—	14	—	14	—
Foreign currency translation	—	(2)	—	—	—	(2)	—	(2)	—
Balance as of March 31, 2017	135,433	$10,628	$1,561	$(3)	$(1,908)	$10,278	$126	$10,404	$53

Balance as of December 31, 2017	132,140	$10,538	$1,104	$(3)	$(1,513)	$10,126	$123	$10,249	$28
Adoption of ASC 606	—	—	317	—	—	317	—	317	—
Net income	—	—	215	—	—	215	6	221	—	$221
Dividends	—	—	(79)	—	—	(79)	—	(79)	—
Other comprehensive income	—	—	—	—	83	83	1	84	—	$84
Issuance of shares under employee stock compensation plans	277	11	—	—	—	11	—	11	—
Share-based compensation	—	3	—	—	—	3	—	3	—
Foreign currency translation	—	(4)	—	—	—	(4)	—	(4)	—
Balance as of March 31, 2018	132,417	$10,548	$1,557	$(3)	$(1,430)	$10,672	$130	$10,802	$28
_____________________________________________

(i)	Accumulated other comprehensive loss, net of tax (‘AOCL’).

(ii)	The non-controlling interest is related to Max Matthiessen Holding AB.

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON
Notes to the Condensed Consolidated Financial Statements
(Tabular amounts in millions of U.S. dollars, except per share data)
(Unaudited)
Note 1 — Nature of Operations
Willis Towers Watson plc is a leading global advisory, broking and solutions company that helps clients around the world turn risk into a path for growth. The Company has over 43,000 employees servicing more than 140 countries.
We offer our clients a broad range of services to help them identify and control their risks, and to enhance business performance by improving their ability to attract, retain and engage a talented workforce. Our risk control services range from strategic risk consulting (including providing actuarial analysis), to a variety of due diligence services, to the provision of practical on-site risk control services (such as health and safety or property loss control consulting), as well as analytical and advisory services (such as hazard modeling and reinsurance optimization studies). We assist clients in planning how to manage incidents or crises when they occur. These services include contingency planning, security audits and product tampering plans. We help our clients enhance their business performance by delivering consulting services, technology and solutions that help them anticipate, identify and capitalize on emerging opportunities in human capital management, including areas such as employee benefits, total rewards, talent and benefits outsourcing. In addition, we provide investment advice to help clients develop disciplined and efficient strategies to meet their investment goals.
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
The accompanying unaudited quarterly condensed consolidated financial statements of Willis Towers Watson and our subsidiaries are presented in accordance with the rules and regulations of the Securities and Exchange Commission (‘SEC’) for quarterly reports on Form 10-Q and therefore do not include all of the information and footnotes required by U.S. generally accepted accounting principles (‘GAAP’). We have reclassified certain prior period amounts to conform to current period presentation due to the adoption of certain updated accounting standards (see below for further discussion). In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial statements and results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements should be read together with the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2018, and may be accessed via EDGAR on the SEC’s web site at www.sec.gov.
The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that can be expected for the entire year. The Company experiences seasonal fluctuations of its revenue. Revenue is typically higher during the Company’s first and fourth quarters due to the timing of broking-related activities. The results reflect certain estimates and assumptions made by management, including those estimates used in calculating acquisition consideration and fair value of tangible and intangible assets and liabilities, professional liability claims, estimated bonuses, valuation of billed and unbilled receivables, and anticipated tax liabilities that affect the amounts reported in the condensed consolidated financial statements and related notes.
Recent Accounting Pronouncements
Not Yet Adopted
In February 2016, the Financial Accounting Standards Board (‘FASB’) issued Accounting Standard Update (‘ASU’) No. 2016-02, Leases, which requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The ASU becomes effective for the Company at the beginning of its 2019 calendar year, at which time the Company will adopt it, although early adoption is permitted. While the Company continues to assess the impact of the ASU to its condensed consolidated financial statements, the majority of its leases are currently considered operating leases and will be capitalized as a lease asset on its balance sheet with a related lease liability for the obligated lease payments.
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
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows for a reclassification from accumulated other comprehensive income to retained earnings for ‘stranded’ tax effects (those tax effects of items within accumulated other comprehensive income resulting from the historical corporate income tax rate reduction) resulting from the Tax Cuts and Jobs Act. The amendments within this ASU also require certain disclosures about stranded tax effects. The ASU becomes effective for the Company on January 1, 2019. Early adoption is permitted, and any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company will adopt this standard on January 1, 2019, and is evaluating the impact that this standard will have on its condensed consolidated financial statements.
Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers. The new standard supersedes most current revenue recognition guidance and eliminates most industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. Additional ASUs have since been issued which provide further guidance, examples and technical corrections for the implementation of ASU No. 2014-09. All related guidance has been codified into, and is now known as, Accounting Standards Codification 606, Revenue From Contracts With Customers (‘ASC 606’). The guidance was effective for, and was adopted by, the Company as of January 1, 2018 using the modified retrospective method, and has a material impact on the condensed consolidated financial statements and their accompanying notes containing our 2018 information. A full description of each impact, as well as the new disclosures required by ASC 606, is discussed below and in Note 3 — Revenue.
In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires entities to (1) disaggregate the current service-cost component from the other components of net benefit cost (the ‘other components’) and present it in the income statement with other current compensation costs for related employees and (2) present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented. In addition, the ASU requires entities to disclose the income statement lines that contain the other components if they are not presented or included in appropriately described separate lines. The ASU became effective for the Company on January 1, 2018 and it has applied the standard retrospectively in this Quarterly Report on Form 10-Q. As a result of adopting this ASU, the Company classified or reclassified net periodic pension and postretirement benefit credits totaling $79 million and $62 million for the three months ended March 31, 2018 and 2017, respectively, from salaries and benefits expense to other income, net, in the condensed consolidated statements of comprehensive income.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which amends guidance on presentation and classification of eight specific cash flow issues with the objective of reducing diversity in practice. The ASU became effective for the Company on January 1, 2018 on a prospective basis. While there was no impact to the condensed consolidated statement of cash flows for the three months ended March 31, 2018, the Company will reflect the new guidance prospectively as applicable transactions occur.
In May 2017, the FASB issued ASU No. 2017-09, Stock Compensation - Scope of Modification Accounting, which provides guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The ASU requires that an entity should account for the effects of a modification unless the fair value (or calculated value or intrinsic value, if used), vesting conditions and classification (as equity or liability) of the modified award are all the same as for the original award immediately before the modification. The ASU became effective for the Company on January 1, 2018 and will be applied prospectively to any award modified on or after this date. There is no immediate impact to the accompanying condensed consolidated financial statements, until such time as an award may be modified in 2018 or forward.
Changes to Accounting Policies
As a result of the adoption of ASC 606 on January 1, 2018, we have updated our accounting policies for each revenue stream. These policies relate to the accounting for revenue and certain related costs for our 2018 results, consistent with the modified retrospective adoption guidance we have elected to apply. Our revenue recognition policies for 2017 and prior reporting periods are reflected in the notes to our annual consolidated financial statements as filed on February 28, 2018 in our Annual Report on Form 10-K. We have also included an accounting policy resulting from U.S. Tax Reform.
Accounting for income taxes on Global Intangible Low-Taxed Income (‘GILTI’)
We recognize the tax on GILTI as a period expense in the period the tax is incurred.  Under this policy, we have not provided deferred taxes related to temporary differences, that upon their reversal, will affect the amount of income subject to GILTI in the period.
Revenue Recognition
We recognize revenue from a variety of services, with broking, consulting and outsourced administration representing our most significant offerings. All other revenue streams, which can be recognized at either point in time or over time, are individually less significant and are grouped in Other in our revenue disaggregation disclosures in Note 3 — Revenue. These Other revenue streams represent approximately 5% of customer contract revenue for the three months ended March 31, 2018.
Broking — Representing approximately 50% of customer contract revenue for the three months ended March 31, 2018, in our broking arrangements, we earn revenue by acting as an intermediary in the placement of effective insurance policies. Generally, we act as an agent and view our clients to be the party looking to obtain insurance coverage for various risks, or employers or sponsoring organizations looking to obtain insurance coverage for their employees or members. Also, we act as an agent in reinsurance broking arrangements where our client is the party looking to cede risks to the reinsurance markets. Our primary performance obligation under the majority of these arrangements is to place an effective insurance or reinsurance policy, but there can also be significant post-placement obligations in certain contracts to which we need to allocate revenue. The most common of these is for claims handling or call center support. The revenue recognition method for these, after the relative fair value allocation, is described further as part of the ‘Outsourced Administration’ description below.
Due to the nature of the majority of our broking arrangements, no single document constitutes the contract for ASC 606 purposes. Our services may be governed by a mixture of different types of contractual arrangements depending on the jurisdiction or type of coverage, including terms of business agreements, broker-of-record letters, statements of work or local custom and practice. This is then confirmed by the client’s acceptance of the underlying insurance contract. Prior to the policy inception date, the client has not accepted nor formally committed to perform under the arrangement (i.e. pay for the insurance coverage in place). Therefore in the majority of broking arrangements, the contract date is the date the insurance policy incepts. However, in certain instances such as Medicare broking or Affinity arrangements, where the employer or sponsoring organization is our customer, client acceptance of underlying individual policy placements is not required, and therefore the date at which we have a contract with a customer is not dependent upon placement.
As noted, our primary performance obligations typically consist of only the placement of an effective insurance policy which precedes the inception date of the policy. Therefore, most of our fulfillment costs are incurred before we can recognize revenue, and are thus deferred during the pre-placement process. Where we have material post-placement services obligations, we estimate the relative fair value of the post-placement services using either the expected cost-plus-margin or the market assessment approach.

Fees for our broking services consist of commissions or fees negotiated in lieu of commissions. At times, we may receive additional income for performing these services from the insurance and reinsurance carriers market, which is collectively referred to as ‘market derived income’. In situations in which our fees are not fixed but are variable, we must estimate the likely commission per policy, taking into account the likelihood of cancellation before the end of the policy. For Medicare broking, Affinity arrangements and proportional treaty reinsurance broking, the commissions to which we will be entitled can vary based on the underlying individual insurance policies that are placed. For proportional treaty reinsurance broking in particular, we base the estimate of transaction prices on supportable evidence from an analysis of past transactions, and only include amounts that are probable of being received or not refunded (referred to as applying ‘constraint’ under ASC 606). This results in us estimating a transaction price that may be significantly lower than the ultimate amount of commissions we may collect. The transaction price is then adjusted over time as we receive confirmation of our remuneration through receipt of treaty statements.
We recognize revenue for most broking arrangements as of a point in time at the later of the policy inception date or when the policy placement is complete, because this is viewed as the date when control is transferred to the client. For Medicare broking, we recognize revenue over time, as we stand ready under our agreements to place retiree Medicare coverage. For this type of broking arrangement, we recognize the majority of our placement revenue in the fourth quarter of the calendar year when the majority of the placement or renewal activity occurs.
Consulting — we earn revenue for advisory and consulting work that may be structured as different types of service offerings, including annual recurring projects, projects of a short duration or stand-ready obligations. Collectively, our consulting arrangements represent approximately 35% of customer contract revenue for the three months ended March 31, 2018.
We have engagement letters with our clients that specify the terms and conditions upon which the engagements are based. These terms and conditions can only be changed upon agreement by both parties.
In assessing our performance obligations, our consulting work is typically highly integrated, with the various promised services representing inputs of the combined overall output. We view these arrangements to represent a single performance obligation. To the extent we do not integrate our services, as is the case with unrelated services that may be sourced from different areas of our business, we consider these separate performance obligations.
Fee terms can be in the form of fixed-fees (including fixed-fees offset by commissions), time-and-expense fees, commissions, per-participant fees, or fees based on assets under management. Payment is typically due on a monthly basis as we perform under the contract, and we are entitled to be reimbursed for work performed to date in the event of termination.
The majority of our revenue from these consulting engagements is recognized over time, either because our clients are simultaneously receiving and consuming the benefits of our services, or because we have an enforceable right to payment for performance rendered to date. Additionally, from time to time, we may be entitled to an additional fee based on achieving certain performance criteria. To the extent that we cannot estimate with reasonable assurance the likelihood that we will achieve the performance target, we will ‘constrain’ this portion of the transaction price and recognize it when or as the uncertainty is resolved.
We use different performance measures to determine our revenue depending on the nature of the engagement:

•
Annual recurring projects and projects of short duration. These projects are typically straightforward and highly predictable in nature with either time and expense or fixed fee terms. Time-and-expense fees are recognized as hours or expenses are incurred using the ‘right to invoice’ practical expedient allowed under ASC 606. For fixed-fee arrangements, to the extent estimates can be made of the remaining work required under the arrangement, revenues are based upon the proportional performance method, using the value of labor hours compared to the estimated total value of labor hours. We believe that cost represents a faithful depiction of transfer of value because the completion of these performance obligations is based upon the professional services of employees of differing experience levels and thereby costs. It is appropriate that satisfaction of these performance obligations considers both the number of hours incurred by each employee and the value of each labor hour worked (as opposed to simply the hours worked).

•
Stand-ready obligations. These projects consist of repetitive monthly or quarterly services performed consistently each period. As none of the activities provided under these services are performed at specified times and quantities, but at the discretion of each customer, our obligation is to stand-ready to perform these services on an as-needed basis. These arrangements represent a ‘series’ performance obligation in accordance with ASC 606. Each time increment (i.e. each month or quarter) of standing ready to provide the overall services is distinct and the customer obtains value from each period of service independent of the other periods of service.

Where we recognize revenue on a proportional performance basis, the amount we recognize is affected by a number of factors that can change the estimated amount of work required to complete the project such as the staffing on the engagement and/or the level of client participation. Our periodic engagement evaluations require us to make judgments and estimates regarding the overall profitability and stage of project completion that, in turn, affect how we recognize revenue. We recognize a loss on an engagement when estimated revenues to be received for that engagement are less than the total estimated costs associated with the engagement. Losses are recognized in the period in which the loss becomes probable and the amount of the loss is reasonably estimable.
Outsourced Administration — we provide customized benefits outsourcing and co-sourcing solutions services in relation to the administration of defined benefit, defined contribution, and health and welfare plans. These plans are sponsored by our clients to provide benefits to their active or retired employees. Additionally, these services include operating call centers, and may include providing access to, and managing a variety of consumer-directed savings accounts. The operation of call centers and consumer-directed accounts can be provisioned as part of an ongoing administration or solutions service, or separately as part of a broking arrangement. The products and services available to all clients are the same, but the selections by the client can vary and portray customized products and services based on the customer’s specific needs. Our services often include the use of proprietary systems that are configured for each of our clients’ needs. In total, our outsourced administration services represent approximately 9% of customer contract revenue for the three months ended March 31, 2018.
These contracts typically consist of an implementation phase and an ongoing administration phase:

•
Implementation phase. Work performed during the implementation phase is considered a set-up activity because it does not transfer a service to the customer, and therefore costs are deferred during this phase of the arrangement. Since these arrangements are longer term in nature and subject to more changes in scope as the project progresses, our contracts generally provide that if the client terminates a contract, we are entitled to an additional payment for services performed through the termination date designed to recover our up-front costs of implementation.

•
Ongoing administration phase. The ongoing administration phase includes a variety of plan administration services, system hosting and support services. More specifically, these services include data management, calculations, reporting, fulfillment/communications, compliance services, call center support, and in our health and welfare arrangements, annual onboarding and enrollment support. While there are a variety of activities performed, the overall nature of the obligation is to provide an integrated outsourcing solution to the customer. The arrangement represents a stand-ready obligation to perform these activities on an as-needed basis. The customer obtains value from each period of service, and each time increment (i.e., each month, or each benefits cycle in our health and welfare arrangements) is distinct and substantially the same. Accordingly, the ongoing administration services represent a ‘series’ in accordance with ASC 606 and are deemed one performance obligation.

We have engagement letters with our clients that specify the terms and conditions upon which the engagements are based. These terms and conditions can only be changed upon agreement by both parties. Fees for these arrangements can be fixed, per- participant-per-month, or in the case of call center services provided in conjunction with our broking services, an allocation based on commissions. Our fees are not typically payable until the commencement of the ongoing administration phase. However, in our health and welfare arrangements, we begin transferring services to our customers approximately four months prior to payments being due as part of our annual onboarding and enrollment work. Although our per-participant-per-month and commission-based fees are considered variable, they are typically predictable in nature, and therefore we generally do not ‘constrain’ any portion of our transaction price estimates. Once fees become payable, payment is typically due on a monthly basis as we perform under the contract, and are entitled to be reimbursed for work performed to date in the event of termination.
Revenue is recognized over time as the services are performed because our clients are simultaneously receiving and consuming the benefits of our services. For our health and welfare arrangements where each benefits cycle represents a time increment under the series guidance, revenue is recognized based on proportional performance. We use an input measure (value of labor hours worked) as the measure of progress. Given that the service is stand-ready in nature, it can be difficult to predict the remaining obligation under the benefits cycle. Therefore, the input measure is based on the historical effort expended each month, which is measured as labor cost. This results in slightly more revenue being recognized during periods of annual onboarding since we are performing both our normal monthly services and our annual services during this portion of the benefits cycle.
For all other outsourced administration arrangements where a month represents our time increment under the series guidance, we allocate transaction price to the month we are performing our services. Therefore, the amount recognized each month is the variable consideration related to that month plus the fixed monthly or annual fee. The fixed annual or monthly fee is recognized on a straight-line basis. Revenue recognition for these types of arrangements is therefore more consistent throughout the year.

Reimbursed expenses — client reimbursable expenses, including those relating to travel, other out-of-pocket expenses and any third-party costs, are included in revenue, and an equivalent amount of reimbursable expenses is included in other operating expenses as a cost of revenue as incurred. Reimbursed expenses represented less than 1% of customer contract revenue for the three months ended March 31, 2018. Taxes collected from customers and remitted to government authorities are recorded net and are excluded from revenue.
Cost to obtain or fulfill contracts
Costs to obtain customers include commissions for brokers under specific agreements that would not be incurred without a contract being signed and executed. The Company has elected to apply the ASC 606 ‘practical expedient’ which allows us to expense these costs as incurred if the amortization period related to the resulting asset would be one year or less. The Company has no significant instances of contracts that would be amortized for a period greater than a year, and therefore has no contract costs capitalized for these arrangements.
Costs to fulfill include costs incurred by the Company that are expected to be recovered within the expected contract period. The costs associated with our system implementation activities and consulting contracts are recorded through time entry.
For our broking business, the Company must estimate the fulfillment costs incurred during the pre-placement of the broking contracts.  These judgments include:

•	which activities in the pre-placement process should be eligible for capitalization;

•	the amount of time and effort expended on those pre-placement activities;

•	the amount of payroll and related costs eligible for capitalization; and,

•	the monthly or quarterly timing of underlying insurance and reinsurance policy inception dates.
We amortize costs to fulfill over the period we receive the related benefits. For broking pre-placement costs, this is typically less than a year. In our system implementation and consulting arrangements, we include the likelihood of contract renewals in our estimate of the amortization period, resulting in most costs being amortized for a greater length of time than the initial contract term.
Note 3 — Revenue
As of January 1, 2018, the Company adopted ASC 606. The adoption of this new guidance had a material impact to the amounts and classification of certain balances within our condensed consolidated financial statements and disclosures in the accompanying notes.
We adopted ASC 606 using the modified retrospective approach, and elected to apply the following ‘practical expedients’ during adoption:

•
We elected to apply the new standard only to contracts that are not completed as of the transition date. This had the net effect of reducing revenue recognized under ASC 606 due to the change in method in our Health and Benefits broking business. See a further discussion and quantification for the quarterly results below.

•
We elected to reflect the aggregate effect of all modifications made to contracts prior to the transition date, January 1, 2018, rather than retrospectively restating the contracts for each of these modifications.

We recognized the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of retained earnings. The comparative periods included within this Quarterly Report on Form 10-Q have not been restated and continue to be reported under the accounting standards in effect for those periods.

The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of ASC 606 were as follows:

Balance Sheet	Balance at December 31, 2017	Adjustments due to ASC 606		Balance at January 1, 2018
ASSETS
Accounts receivable, net	$2,246	$309	a	$2,555
Prepaid and other current assets	430	89	b	519
Fixed assets, net	985	(83)	c	902
Other non-current assets	447	39	c	486
LIABILITIES
Deferred revenue and accrued expenses	1,711	(74)	d	1,637
Deferred tax liabilities	615	99	e	714
Provision for liabilities	558	12	f	570
EQUITY
Retained earnings	1,104	317	g	1,421
In accordance with the modified retrospective adoption requirements of ASC 606, the following disclosure represents the impact of adoption on our condensed consolidated statement of comprehensive income, balance sheet and statement of cash flows:

	Three Months Ended March 31, 2018
Statement of Comprehensive Income	As Reported	Balances Without Adoption of ASC 606	Effect of Change

Revenue	$2,292	$2,551	$(259)	h
Costs of providing services
Salaries and benefits	1,377	1,352	25	i
Depreciation	49	54	(5)	i
Income from operations	259	538	(279)
INCOME FROM OPERATIONS BEFORE INCOME TAXES	264	543	(279)
Provision for income taxes	43	96	(53)	j
NET INCOME	221	447	(226)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	215	441	(226)

EARNINGS PER SHARE
Basic earnings per share	$1.62	$3.33	$(1.71)
Diluted earnings per share	$1.61	$3.31	$(1.70)

	As of March 31, 2018
Balance Sheet	As Reported	Balances Without Adoption of ASC 606	Effect of Change
ASSETS
Accounts receivable, net	$2,600	$2,584	$16	a
Prepaid and other current assets	439	370	69	b
Fixed assets, net	926	1,015	(89)	c
Other non-current assets	532	488	44	c
LIABILITIES
Deferred revenue and accrued expenses	1,239	1,348	(109)	d
Other current liabilities	867	919	(52)	e
Deferred tax liabilities	711	612	99	e
Provision for liabilities	624	612	12	f
EQUITY
Retained earnings	1,557	1,466	91	g

	Three Months Ended March 31, 2018
Statement of Cash Flows	As Reported	Balances Without Adoption of ASC 606	Effect of Change
Net cash from operating activities	$18	$28	$(10)	k
Capitalized software costs	(13)	(23)	10	k
Explanation of Changes
The adoption of ASC 606 had the following impacts to our balance sheets at January 1, 2018 and March 31, 2018:

a.
Accounts receivable, net, now includes receivables that have been billed, not yet billed and short-term contract assets. This adjustment is the result of the cumulative adjustments to revenue that have not yet been collected from our customers, but are expected to be collected within the next twelve months. The most significant increases to this balance result from revenue acceleration under ASC 606 for Medicare and proportional treaty broking commissions.

b.
Prepaid and other current assets include the impact of costs deferred in connection with our broking pre-placement activities. These costs are being deferred while the related pre-placement work is performed, and amortized as the related revenue is recognized, typically upon policy inception. Since the amortization period associated with these fulfillment costs is less than one year, these deferred costs have been classified as a current asset.

c.
Prior to the adoption of ASC 606, costs that we deferred related to certain system implementation activities had been included in fixed assets, net. These costs, adjusted based on the guidance in ASC 606, have now been included in other non-current assets. Additionally we have included less significant impacts of adjustments to deferred tax assets and have classified non-current contract assets within non-current assets.

d.
Deferred revenue has been adjusted primarily to reflect revenue acceleration in our Medicare broking business. Additional adjustments were included to accelerate the license component of certain software arrangements and to net deferred revenue with contract assets.

e.
Other current liabilities, which includes current taxes payable, and deferred tax liabilities, have been adjusted for the tax effects of the individual changes resulting from the adoption of ASC 606. The income tax expense was calculated based on the U.S. and foreign statutory rates applicable to adjustments made. Where applicable, a U.S. statutory rate of 21% was used.

f.	Provision for liabilities has been adjusted for additional reserves for long-term post-placement obligations in our broking business.

g.	Retained earnings has been adjusted for the net impact of the adoption of ASC 606. See the discussion of the significant pre-tax changes by revenue stream in the following section.

The following changes are now reflected in our condensed consolidated statement of comprehensive income for the three months ended March 31, 2018. Each description also includes a discussion of the impact to retained earnings as of the adoption date.

	Retained Earnings Increase/(Decrease) at January 1, 2018	Increase/(Decrease) for the Three Months Ended March 31, 2018
Revenue adjustments
Medicare broking	$311	$(73)
Proportional treaty reinsurance broking	50	24
Health and benefits broking	—	(190)
Other adjustments	28	(20)
Total adjustments related to revenue	389	(259)

Cost adjustments
System implementation activities	(46)	2
Other cost adjustments	75	18
Total adjustments related to costs	29	20

Tax effect	(101)	(53)
Total net adjustments	$317	$(226)

h.	Revenue was adjusted for the following significant changes:

•
Medicare broking — the majority of revenue recognition for this offering, within our Individual Marketplace business, has moved from monthly ratable recognition over the policy period, to recognition upon placement of the policy. Consequently, the Company will now recognize approximately two-thirds of one calendar year of expected commissions during its fourth quarter of the preceding calendar year. The remainder of the revenue is recognized consistently with methods used prior to the adoption of ASC 606. Therefore, at the adoption date, we have reflected a $271 million pre-tax increase to retained earnings for the portion of the revenue that would otherwise have been recognized during our 2018 calendar year since our earnings process was largely completed during the fourth quarter of 2017. Additionally, we have reflected a $40 million pretax adjustment to increase retained earnings related to previously deferred contingent revenue from placements made prior to 2018 because the earnings process was complete under ASC 606. During the three months ended March 31, 2018, the accounting for this revenue stream under ASC 606 represented a reduction of revenue from ASC 605, Revenue Recognition (‘ASC 605’) accounting methods of $73 million.

•
Proportional treaty reinsurance broking — the revenue recognition for proportional treaty reinsurance broking commissions, within our Investment, Risk and Reinsurance (‘IRR’) segment, has moved from recognition upon the receipt of the monthly or quarterly treaty statements from the ceding insurance carriers, to the recognition of an estimate of expected commissions upon the policy effective date. Since the majority of revenue recognized historically based on these monthly or quarterly statements was received over a two-year period, we reflected a $50 million pretax increase to retained earnings at the adoption date for the portion of revenue that would otherwise have been recognized during our 2018 calendar year related to policies effective in 2017 or prior years. For the three months ended March 31, 2018, ASC 606 revenue was higher than ASC 605 revenue by approximately $24 million related to this adjustment.

•
Health and benefits broking — revenue for certain Health and Benefits broking arrangements, in our Human Capital and Benefits (‘HCB’) segment, will now be recognized evenly over the year to reflect the nature of the ongoing obligations to our customers as well as receipt of the monthly commissions. These contracts are monthly or annual in nature, and are considered complete as of the transition date. Therefore, no retained earnings adjustment is required. The total reduction to revenue as a result of this change for the three months ended March 31, 2018 was $190 million.

•
Other adjustments — certain other revenue changes with individually less significant adjustments were made to retained earnings as of the adoption date totaling $28 million. The cumulative decrease to revenue for the three months ended March 31, 2018 for other revenue streams not discussed above resulting from the ASC 606 adoption was $20 million.

i.
Salaries and benefits and depreciation expense have been impacted by the guidance for deferred costs. Our accounting for these deferred costs has changed for certain revenue streams with system implementation activities, and other types of arrangements with associated costs, that now meet the criteria for cost deferral under ASC 606:

•
System implementation activities — For those portions of the business that previously deferred costs, the length of time over which we amortize those costs will extend to a longer estimated contract term. For 2017 and prior years, these costs were amortized over a typical period of 3-5 years in accordance with the initial stated terms of the customer agreements. Additionally, the composition of deferred costs has been adjusted to reflect the guidance in ASC 606. A reduction adjustment to retained earnings of $46 million was recorded on the adoption date to reflect these changes. Further, the amortization of the costs are no longer classified as depreciation expense, but rather included in salaries and benefits. These adjustments resulted in an increase in expenses of $2 million for the three months ended March 31, 2018.

•
Other cost adjustments —This guidance now applies to our broking arrangements and certain consulting engagements. While the costs deferred for our broking arrangements will typically be amortized within one year, costs now deferred related to certain consulting arrangements will be amortized over a longer term. We have increased pre-tax retained earnings by $75 million primarily to reflect the total changes to contract costs as of the adoption date. For the three months ended March 31, 2018, these changes resulted in an increase in expenses of $18 million.

j.
The provision for income taxes for the three months ended March 31, 2018 was $53 million lower than our provision on an ASC 605 basis. The income tax expense was calculated based on the U.S. and foreign statutory rates applicable to adjustments made. Where applicable, a U.S. statutory rate of 21% was used. There was a $101 million net tax reduction to retained earnings upon adoption of ASC 606.

The following changes are now reflected in our condensed consolidated statement of cash flows for the three months ended March 31, 2018.

k.
As part of the changes in accounting for deferred costs, amounts capitalized relating to system implementation activities are now classified as operating cash outflows. Previously, those costs capitalized under previous guidance were included in the Capitalized software costs as an investing cash outflow.

Disaggregation of Revenue
The Company reports revenue by segment in Note 4 — Segment Information. The following table presents revenues by service offering and segment, as well as a reconciliation to total revenues for the three months ended March 31, 2018. Along with reimbursable expenses and other, total revenues by service offering represents our revenues from customer contracts.

	HCB	CRB	IRR	BDA	Corporate (i)	Total
Broking	$76	$664	$391	$4	$—	$1,135
Consulting	631	44	117	—	3	795
Outsourced administration	74	23	—	118	—	215
Other	47	3	59	—	1	110
Total revenues by service offering	828	734	567	122	4	2,255
Reimbursable expenses and other (i)	14	—	2	2	1	19
Total revenue from customer contracts	$842	$734	$569	$124	$5	$2,274
Interest and other income (ii)	4	6	7	—	1	18
Total revenue	$846	$740	$576	$124	$6	$2,292
____________________

(i)	Reimbursable expenses and other, as well as Corporate revenue, are excluded from segment revenue, but included in total revenue on the condensed consolidated statements of comprehensive income.

(ii)
Interest and other income is included in segment revenue and total revenue, however it has been presented separately in the above table because it does not arise directly from contracts with customers.

Individual revenue streams aggregating to less than 5% of total revenue have been included within the Other line in the table above.

The following table presents revenue by the geography where our work is performed. The reconciliation to total revenue on our condensed consolidated statement of comprehensive income and to segment revenue is shown in the table above.

	HCB	CRB	IRR	BDA	Corporate	Total
North America	$462	$215	$153	$122	$4	$956
Great Britain	129	148	295	—	—	572
Western Europe	154	239	71	—	—	464
International	83	132	48	—	—	263
Total revenue by geography	$828	$734	$567	$122	$4	$2,255
Contract Balances
The Company reports accounts receivable, net on the balance sheet, which includes billed and unbilled receivables and current contract assets. In addition to accounts receivable, net, the Company had the following non-current contract assets and deferred revenue balances at March 31, 2018 and January 1, 2018:

	March 31, 2018	January 1, 2018
Billed receivables, net of allowance for doubtful debts of $48 million and $45 million	$2,059	$1,933
Unbilled receivables	345	276
Current contract assets	196	346
Accounts receivable, net	$2,600	$2,555
Non-current contract assets	$5	$5
Deferred revenue	$460	$463
The Company receives payments from customers based on billing schedules or terms as written in our contracts. Those balances denoted as contract assets relate to situations where we have completed some or all performance under the contract, however our right to consideration is conditional. Contract assets result most materially in our Medicare broking business and proportional treaty broking business. Billed and unbilled receivables are recorded when the right to consideration becomes unconditional. Deferred revenue relates to payments received in advance of performance under the contract, and is recognized as revenue as (or when) we perform under the contract.
During the three months ended March 31, 2018, approximately $92 million of revenue was recognized that was reflected as deferred revenue at January 1, 2018. The primary driver for the changes in contract assets and liabilities from January 1, 2018 to March 31, 2018 was the collection of cash, which either reduced the contract assets, or added additional deferred revenue.
During the three months ended March 31, 2018, the Company recognized no material revenue related to performance obligations satisfied in a prior period.
Performance Obligations
The Company has contracts for which performance obligations have not been satisfied as of March 31, 2018 or have been partially satisfied as of March 31, 2018. The following table shows the expected timing for the satisfaction of the remaining performance obligations. This table does not include contract renewals nor variable consideration which was excluded from the transaction prices in accordance with the guidance on constraining estimates of variable consideration.
In addition, the Company has elected not to disclose the remaining performance obligations when one or both of the following circumstances apply:

•	Performance obligations which are part of a contract that has an original expected duration of less than one year, and

•	Performance obligations satisfied in accordance with ASC 606-10-55-18 (‘right to invoice’)

	Remainder of 2018	2019	2020 onward	Total
Revenue expected to be recognized on contracts as of March 31, 2018	$311	$369	$604	$1,284

Since most of the Company’s contracts are cancellable with less than one year’s notice, and have no substantive penalty for cancellation, the majority of the Company’s remaining performance obligations as of March 31, 2018 has been excluded from the table above.
Costs to obtain or fulfill a contract
The Company incurs costs to obtain or fulfill contracts which it would not incur if a contract with a customer was not executed.
The following table shows the categories of costs that are capitalized and deferred over the expected life of a contract.

Costs to fulfill
Balance at January 1, 2018	$126
New capitalized costs	103
Amortization	(122)
Impairments	—
Foreign currency translation	2
Balance at March 31, 2018	$109
Note 4 — Segment Information
Willis Towers Watson has four reportable operating segments or business areas:

•	Human Capital and Benefits

•	Corporate Risk and Broking (‘CRB’)

•	Investment, Risk and Reinsurance

•	Benefits Delivery and Administration (‘BDA’)
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
The Company experiences seasonal fluctuations of its revenue. Revenue is typically higher during the Company’s first and fourth quarters due to timing of broking-related activities, and although the mix of quarterly income will change as a result of the adoption of ASC 606, our first and fourth quarters will continue to be the highest.
Beginning in 2018, we made certain changes that affect our segment results that are not material. These changes include the following:

•
To better align our business within our segments, we (1) moved portions of our Insurance, Consulting and Technology business from IRR to CRB; (2) moved certain resources that support our outsourced administration offerings from HCB to BDA; and (3) moved our CEEMEA-based strategy study business from our Health and Benefits business in HCB to CRB.

•
As part of the continued integration of our businesses, we have applied our 2018 corporate expense allocation methodology to our 2017 segment results in order to standardize our methodologies and allocate those expenses for period over period comparatives. Such methodology updates include (1) an increased allocation for Gras Savoye as it no longer benefits as a new acquisition; (2) adjustments relating to changes in segment and total headcount; and (3) the addition of certain allocable direct expenses, which lowers the corporate expense allocation.

In connection with our segment realignment, we reassigned a proportional amount of the carrying value of goodwill between the CRB and IRR segments. See Note 7 — Goodwill and Other Intangible Assets for further information.
The prior period comparatives reflected in the tables below have been retrospectively adjusted to reflect our current segment presentation.

The following table presents segment revenue and segment operating income for our reportable segments for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	HCB		CRB		IRR		BDA		Total
	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Segment revenue	$832	$949	$740	$672	$574	$491	$122	$181	$2,268	$2,293

Segment operating income/(loss)	$193	$345	$125	$117	$261	$214	$(32)	$38	$547	$714
The following table presents a reconciliation of the information reported by segment to the Company’s consolidated amounts reported for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
Revenue:
Total segment revenue	$2,268	$2,293
Reimbursable expenses and other	24	26
Revenue	$2,292	$2,319

Total segment operating income	$547	$714
Amortization	(141)	(151)
Restructuring costs	—	(27)
Transaction and integration expenses	(43)	(40)
Unallocated, net (i)	(104)	(95)
Income from operations	259	401
Interest expense	51	46
Other income, net	(56)	(43)
Income from operations before income taxes	$264	$398
________________________

(i)
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
Note 5 — Restructuring Costs
The Company has two major elements of the restructuring costs included in its condensed consolidated financial statements, which are the Operational Improvement Program and the Business Restructure Program. Both programs were fully accrued and completed by the end of 2017 and 2016, respectively.
Operational Improvement Program - In April 2014, Legacy Willis announced a multi-year operational improvement program designed to strengthen its client service capabilities and to deliver future cost savings. The main elements of the program included: moving more than 3,500 support roles from higher cost locations to facilities in lower cost locations; net workforce reductions in support positions; lease consolidation in real estate; and information technology systems simplification and rationalization.
The Company recognized restructuring costs of $27 million for the three months ended March 31, 2017 related to the Operational Improvement Program. The Company spent a cumulative amount of $441 million on restructuring charges for this program.
Business Restructure Program - In the second quarter of 2016, we began planning targeted staffing reductions in certain portions of the business due to a reduction in business demand or change in business focus (hereinafter referred to as the

Business Restructure Program). The main element of the program included workforce reductions and was completed in 2016, however, cash payments pertaining to the program were made primarily in 2017.
An analysis of total restructuring costs recognized in the condensed consolidated statements of comprehensive income for the three months ended March 31, 2017 by segment is as follows:

	Three Months Ended March 31, 2017
	HCB	CRB	IRR	BDA	Corporate	Total
Termination benefits	$—	$4	$2	$—	$—	$6
Professional services and other	1	15	1	—	4	21
Total	$1	$19	$3	$—	$4	$27

The changes in the Company’s liability under the Operational Improvement Program from its commencement to March 31, 2018 are as follows:

	Termination Benefits	Professional Services and Other	Total
Balance at January 1, 2014	$—	$—	$—
Charges incurred	16	20	36
Cash payments	(11)	(14)	(25)
Balance at December 31, 2014	5	6	11
Charges incurred	36	90	126
Cash payments	(26)	(85)	(111)
Balance at December 31, 2015	15	11	26
Charges incurred	23	122	145
Cash payments	(31)	(115)	(146)
Balance at December 31, 2016	7	18	25
Charges incurred	48	86	134
Cash payments	(41)	(97)	(138)
Balance at December 31, 2017	14	7	21
Charges incurred	—	—	—
Cash payments	(5)	(2)	(7)
Balance at March 31, 2018	$9	$5	$14
The changes in the Company’s liability under the Business Restructure Program from its commencement to March 31, 2018 are as follows:

	Termination Benefits	Professional Services and Other	Total
Balance at January 1, 2016	$—	$—	$—
Charges incurred	45	3	48
Cash payments	(19)	(3)	(22)
Balance at December 31, 2016	26	—	26
Adjustment to prior charges incurred	(2)	—	(2)
Cash payments	(23)	—	(23)
Balance at December 31, 2017	1	—	1
Cash payments	—	—	—
Balance at March 31, 2018	$1	$—	$1

Note 6 — Income Taxes
Impact of U.S. Tax Reform
On December 22, 2017, the U.S. government enacted comprehensive tax legislation, commonly referred to as ‘U.S. Tax Reform’. U.S. Tax Reform makes broad and complex changes to the U.S. tax code, including, but not limited to: (1) requiring a one-time transition tax on certain unremitted earnings of foreign subsidiaries that may be payable over eight years; (2) bonus depreciation that will allow for a full expensing of qualified property; (3) reduction of the federal corporate tax rate from 35% to 21%; (4) a new provision designed to tax global intangible low-taxed income (‘GILTI’), which allows for the possibility of using foreign tax credits (‘FTCs’) and a deduction of up to 50% to offset the income tax liability (subject to some limitations); (5) a new limitation on deductible interest expense; (6) limitations on the deductibility of certain executive compensation; (7) limitations on the use of FTCs to reduce the U.S. income tax liability; (8) the creation of the base erosion anti-abuse tax (‘BEAT’), a new minimum tax; and (9) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries.
Also on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (‘SAB 118’), which provides guidance on accounting for the tax effects of the U.S. Tax Reform. SAB 118 provides for a measurement period that should not extend beyond one year from the U.S. Tax Reform enactment date for companies to complete the accounting under Accounting Standards Codification (‘ASC’) 740, Income Taxes (‘ASC 740’). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of U.S. Tax Reform for which the accounting under ASC 740 is complete. Adjustments to incomplete and unknown amounts will be recorded and disclosed prospectively during the measurement period. To the extent that a company’s accounting for certain income tax effects of U.S. Tax Reform is incomplete, but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of U.S. Tax Reform.
As of March 31, 2018, our accounting for U.S. Tax Reform is incomplete. However, as noted in our 2017 Annual Report on Form 10-K, the Company was able to make reasonable estimates of certain effects and recorded provisional adjustments. We expect to complete our accounting within the measurement period for all provisional amounts.
For the following provisional items, we did not record any additional measurement period adjustments during the period ended March 31, 2018, for the following reasons:
Reduction of the federal corporate tax rate – The provisional amount of $208 million income tax benefit recorded at December 31, 2017 may be affected due to the continued refinement of our transition tax calculation, additional analysis of tax amounts in other comprehensive income, future guidance issued or other items relating to U.S. Tax Reform. We will continue to analyze and refine our calculations related to the measurement of the deferred tax balances.
Indefinite reinvestment assertion – The provisional amount of $1 million for foreign withholding and state income taxes in relation to the future repatriation of earnings previously deemed indefinitely reinvested may be affected by our global working capital and cash requirements.
Bonus Depreciation – The provisional tax deduction of $40 million may be affected by the Company’s ongoing analysis of capital expenditures that qualify for immediate expensing.
Executive compensation – The provisional income tax expense of $8 million relating to our compensation plans not qualifying for the binding contract exception may be affected by the completion of our analysis of the binding contract requirement on our various compensation plans.
For the following provisional items, incremental measurement adjustments were recognized during the period ended March 31, 2018, but the item is still determined to be provisional for the following reasons:
One-time transition tax – The one-time transition tax is based on the Company’s total post-1986 earnings and profits (‘E&P’) that it previously deferred from U.S. income taxes. The Company originally recorded a provisional amount for the one time transition tax liability for its foreign subsidiaries owned by U.S. corporate shareholders, resulting in a U.S. federal income tax expense of $70 million and state income tax expense of $2 million. However, the Internal Revenue Service (‘IRS’) clarified the application of the ‘with’ and ‘without’ approach for calculating the transition tax liability in determining the amount payable over eight years, and as it will appear on the U.S. federal corporate income tax return. Based on this guidance the Company has revised its provisional estimate for the U.S. federal transition tax liability. The provisional amount of U.S. federal transition tax liability has been reduced by $64 million due to the utilization of interest loss carryforwards resulting from the transition tax income inclusion. The Company has not made any further measurement period adjustments related to the transition tax. The Company expects to revise its estimates of E&P, non-U.S. income taxes and cash balances throughout 2018 which could affect the measurement of this liability. Furthermore, additional guidance may be released which could also impact these estimates.
GILTI – U.S. Tax Reform creates a new requirement that certain income (i.e., GILTI) earned by controlled foreign corporations (‘CFCs’) must be included currently in the gross income of the CFCs’ U.S. shareholder. The FASB Staff Q&A, Topic 740 No. 5, Accounting for GILTI, states that an entity can make a policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI resulting from those items in the period the tax is incurred. The Company is treating the taxes due on U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the ‘period cost method’) and has included a reasonable estimate of the GILTI in its full year estimated annual effective tax rate; it is not expected to be material. We will continue to refine our calculations based on future guidance and actual results, which may result in changes to this amount.
The Company's accounting for changes in its valuation allowance as a result of U.S. Tax Reform is incomplete, and it is not yet able to make reasonable estimates of the realizability of certain deferred tax assets. The Company must assess whether valuation allowance assessments are affected by various aspects of U.S. Tax Reform (e.g., limitation on net interest expense in excess of 30% of adjusted taxable income). As of March 31, 2018, no provisional adjustments have been recorded.
Provision for income taxes for the three months ended March 31, 2018 was $43 million compared to $46 million for the three months ended March 31, 2017. The effective tax rate was 16.3% for the three months ended March 31, 2018 and 11.6% for the three months ended March 31, 2017. These effective tax rates are calculated using extended values from our condensed consolidated statements of comprehensive income, and are therefore more precise tax rates than can be calculated from rounded values. Historically, our effective tax rate was low as compared to the U.S statutory tax rate of 35% due to our global mix of income and deductions in jurisdictions with high statutory tax rates, primarily the U.S. While the U.S. federal corporate income tax rate has decreased, effective January 1, 2018, from 35% to 21% as a result of U.S. Tax Reform, certain deferred tax benefits realized as a result of the Merger have now been reduced as well. This offsets, in part, the benefit of U.S. Tax Reform, thus increasing our effective income tax rate between the periods.
Historically, we provided taxes on the cumulative earnings of certain legacy Towers Watson subsidiaries. The historical cumulative earnings of other legacy Towers Watson subsidiaries have been reinvested indefinitely. However, as a result of U.S. Tax Reform, we have analyzed our global working capital and cash requirements and the potential tax liabilities attributable to a repatriation, and have changed our assertion with respect to certain legacy Towers Watson subsidiaries. For those subsidiaries from which we were able to make a reasonable estimate of the tax effects of such repatriation, we have recorded an estimate for foreign withholding and state income taxes. For all other subsidiaries, we continue to assert that the historical cumulative earnings have been reinvested indefinitely.
The Company records valuation allowances against net deferred tax assets based on whether it is more likely than not that the deferred tax assets will be realized. We have liabilities for uncertain tax positions under ASC 740 of $62 million, excluding interest and penalties. The Company believes the outcomes that are reasonably possible within the next 12 months may result in a reduction in the liability for uncertain tax positions of approximately $3 million to $5 million, excluding interest and penalties.

Note 7 — Goodwill and Other Intangible Assets
The components of goodwill are outlined below for the three months ended March 31, 2018:

	HCB	CRB	IRR	BDA	Total
Balance at December 31, 2017:
Goodwill, gross	$4,342	$2,261	$1,851	$2,557	$11,011
Accumulated impairment losses	(130)	(362)	—	—	(492)
Goodwill, net - December 31, 2017	4,212	1,899	1,851	2,557	10,519
Goodwill reassigned in segment realignment(i)	—	72	(72)	—	—
Goodwill acquired during the period	—	—	5	—	5
Goodwill disposed of during the period	—	—	(5)	—	(5)
Foreign exchange	16	13	7	—	36
Balance at March 31, 2018:
Goodwill, gross	4,358	2,346	1,786	2,557	11,047
Accumulated impairment losses	(130)	(362)	—	—	(492)
Goodwill, net - March 31, 2018	$4,228	$1,984	$1,786	$2,557	$10,555
____________________

(i)
Represents the preliminary reallocation of goodwill related to certain businesses which were realigned among the segments as of January 1, 2018. See Note 4 — Segment Information for further information.

Other Intangible Assets
The following table reflects changes in the net carrying amounts of the components of finite-lived intangible assets for the three months ended March 31, 2018:

	Balance at December 31, 2017	Intangible assets acquired	Intangible assets disposed	Amortization (i)	Foreign exchange	Balance at March 31, 2018
Client relationships	$2,342	$—	$(5)	$(92)	$18	$2,263
Management contracts	56	—	—	(1)	(1)	54
Software	473	—	—	(36)	5	442
Trademark and trade name	966	—	—	(11)	2	957
Product	33	—	—	(1)	1	33
Favorable agreements	10	—	—	—	—	10
Other	2	—	—	—	—	2
Total amortizable intangible assets	$3,882	$—	$(5)	$(141)	$25	$3,761

(i)	Amortization associated with favorable lease agreements is recorded in Other operating expenses in the condensed consolidated statements of comprehensive income.
We recorded amortization related to our finite-lived intangible assets, exclusive of the amortization of our favorable lease agreements, of $141 million and $151 million for the three months ended March 31, 2018 and 2017, respectively.
Our acquired unfavorable lease liabilities were $26 million at March 31, 2018 and December 31, 2017, and are recorded in other non-current liabilities in the condensed consolidated balance sheet.

The following table reflects the carrying value of finite-lived intangible assets and liabilities at March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Client relationships	$3,470	$(1,207)	$3,462	$(1,120)
Management contracts	67	(13)	68	(12)
Software	772	(330)	764	(291)
Trademark and trade name	1,057	(100)	1,055	(89)
Product	40	(7)	39	(6)
Favorable agreements	14	(4)	14	(4)
Other	5	(3)	6	(4)
Total finite-lived assets	$5,425	$(1,664)	$5,408	$(1,526)

Unfavorable agreements	$34	$(8)	$34	$(8)
Total finite-lived intangible liabilities	$34	$(8)	$34	$(8)
The weighted average remaining life of amortizable intangible assets and liabilities at March 31, 2018 was 14.1 years.
The table below reflects the future estimated amortization expense for amortizable intangible assets and the rent offset resulting from amortization of the net lease intangible assets and liabilities for the remainder of 2018 and for subsequent years:

	Amortization	Rent offset
Remainder of 2018	$398	$(3)
2019	482	(3)
2020	429	(2)
2021	350	(2)
2022	290	(2)
Thereafter	1,802	(4)
Total	$3,751	$(16)
Note 8 — Derivative Financial Instruments
We are exposed to certain interest rate and foreign currency risks. Where possible, we identify exposures in our business that can be offset internally. Where no natural offset is identified, we may choose to enter into various derivative transactions. These instruments have the effect of reducing our exposure to unfavorable changes in interest and foreign currency rates. The Company’s board of directors reviews and approves policies for managing each of these risks as summarized below. Additional information regarding our derivative financial instruments can be found in Note 10 — Fair Value Measurements and Note 14 — Accumulated Other Comprehensive Loss.
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
During 2015, in order to manage interest rate risk arising from these financial assets, the Company entered into interest rate swaps to receive a fixed rate of interest and pay a variable rate of interest. These derivatives, with total notional amounts of $300 million, were designated as hedging instruments at March 31, 2018 and December 31, 2017, and had net fair value liabilities of $1 million at both balance sheet dates presented.
Foreign Currency Risk
Certain non-U.S. subsidiaries receive revenue and incur expenses in currencies other than their functional currency, and as a result, the foreign subsidiary’s functional currency revenue will fluctuate as the currency rates change. Additionally, the forecast Pounds sterling expenses of our London brokerage market operations may exceed their Pounds sterling revenue, and they may also hold a significant net Pounds sterling asset or liability position in the consolidated balance sheet. To reduce such variability, we use foreign exchange contracts to hedge against this currency risk.
These derivatives were designated as hedging instruments and at March 31, 2018 and December 31, 2017 had total notional amounts of $808 million and $937 million, respectively, and had a net fair value asset of $5 million and a net fair value liability of $21 million, respectively.
At March 31, 2018, the Company estimates, based on current interest and exchange rates, there will be $9 million of net derivative losses on forward exchange rates, interest rate swaps, and treasury locks reclassified from accumulated other comprehensive income/(loss) into earnings within the next twelve months as the forecast transactions affect earnings. At March 31, 2018, our longest outstanding maturity was 2.7 years.
The effects of the material derivative instruments that are designated as hedging instruments on the condensed consolidated statements of comprehensive income for the three months ended March 31, 2018 and 2017 are as follows:

Three Months Ended March 31,	Gain recognized in OCI (effective portion)		Location of loss reclassified from Accumulated OCI into income (effective element)	Loss reclassified from Accumulated OCI into income (effective element)		Location of gain recognized in income (ineffective portion and amount excluded from effectiveness testing)	Gain recognized in income (ineffective portion and amount excluded from effectiveness testing)
	2018	2017		2018	2017		2018	2017
Forward exchange contracts	$15	$3	Other income, net	$(11)	$(23)	Interest expense	$—	$1
We also enter into foreign currency transactions, primarily to hedge certain intercompany loans. These derivatives are not generally designated as hedging instruments, and at March 31, 2018 and December 31, 2017, we had notional amounts of $966 million and $971 million, respectively, and had net a fair value liability of $2 million and a net fair value asset of $3 million, respectively.
The effects of derivatives that have not been designated as hedging instruments on the condensed consolidated statements of comprehensive income for the three months ended March 31, 2018 and 2017 are as follows:

		(Loss)/gain recognized in income
		Three Months Ended March 31,
Derivatives not designated as hedging instruments:	Location of (loss)/gain recognized in income	2018	2017
Forward exchange contracts	Other income, net	$(5)	$8
Note 9 — Debt
Short-term debt and current portion of long-term debt consists of the following:

	March 31, 2018	December 31, 2017
Current portion of term loan due 2019	$85	$85

Long-term debt consists of the following:

	March 31, 2018	December 31, 2017
Revolving $1.25 billion credit facility	$945	$884
Term loan due 2019	63	84
7.000% senior notes due 2019	186	186
5.750% senior notes due 2021	497	497
3.500% senior notes due 2021	447	447
2.125% senior notes due 2022 (i)	661	644
4.625% senior notes due 2023	248	248
3.600% senior notes due 2024	645	645
4.400% senior notes due 2026	544	544
6.125% senior notes due 2043	271	271
	$4,507	$4,450
________________________

(i)	Notes issued in Euro (€540 million)
At March 31, 2018 and December 31, 2017, we were in compliance with all financial covenants.
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

The following table presents our assets and liabilities measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017:

		Fair Value Measurements on a Recurring Basis at March 31, 2018
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds / exchange traded funds	Prepaid and other current assets and other non-current assets	$34	$—	$—	$34
Derivatives:
Derivative financial instruments (i)	Prepaid and other current assets and other non-current assets	$—	$27	$—	$27
Liabilities:
Contingent consideration:
Contingent consideration (ii)	Other current liabilities and other non-current liabilities	$—	$—	$54	$54
Derivatives:
Derivative financial instruments (i)	Other current liabilities and other non-current liabilities	$—	$25	$—	$25

		Fair Value Measurements on a Recurring Basis at December 31, 2017
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds / exchange traded funds	Prepaid and other current assets and other non-current assets	$40	$—	$—	$40
Derivatives:
Derivative financial instruments (i)	Prepaid and other current assets and other non-current assets	$—	$18	$—	$18
Liabilities:
Contingent consideration:
Contingent consideration (ii)	Other current liabilities and other non-current liabilities	$—	$—	$51	$51
Derivatives:
Derivative financial instruments (i)	Other current liabilities and other non-current liabilities	$—	$37	$—	$37
_________________________

(i)	See Note 8 — Derivative Financial Instruments for further information on our derivative investments.

(ii)
Probability weightings are based on our knowledge of the past and planned performance of the acquired entity to which the contingent consideration applies. The weighted average discount rate used on our material contingent consideration calculations was 9.41% and 9.64% at March 31, 2018 and December 31, 2017, respectively. Using different probability weightings and discount rates could result in an increase or decrease of the contingent consideration payable.

The following table summarizes the change in fair value of the Level 3 liabilities:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	March 31, 2018
Balance at December 31, 2017	$51
Obligations assumed	—
Payments	—
Realized and unrealized gains	1
Foreign exchange	2
Balance at March 31, 2018	$54
There were no significant transfers between Levels 1, 2 or 3 in the three months ended March 31, 2018 and 2017, respectively.

The following tables present our liabilities not measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Short-term debt and current portion of long-term debt	$85	$85	$85	$85
Long-term debt	$4,507	$4,671	$4,450	$4,706
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
Note 11 — Retirement Benefits
Defined Benefit Plans and Post-retirement Welfare Plan
Willis Towers Watson sponsors both qualified and non-qualified defined benefit pension plans and other post-retirement welfare (‘PRW’) plans throughout the world. The majority of our plan assets and obligations are in the U.S. and the U.K. We have also included disclosures related to defined benefit plans in certain other countries, including Canada, France, Germany, Ireland and the Netherlands. Together, these disclosed funded and unfunded plans represent 99% of Willis Towers Watson’s pension and PRW obligations and are disclosed herein.
Components of Net Periodic Benefit (Income)/Cost for Defined Benefit Pension and Post-retirement Welfare Plans
The following table sets forth the components of net periodic benefit (income)/cost for the Company’s defined benefit pension and PRW plans for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018				2017
	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW
Service cost	$16	$5	$5	$—	$16	$8	$5	$—
Interest cost	35	24	5	1	35	22	4	1
Expected return on plan assets	(68)	(78)	(8)	—	(61)	(68)	(7)	—
Amortization of net loss	3	12	—	—	3	13	—	—
Amortization of prior service credit	—	(5)	—	—	—	(5)	—	—
Net periodic benefit (income)/cost	$(14)	$(42)	$2	$1	$(7)	$(30)	$2	$1
As a result of adopting ASU 2017-07, within the condensed consolidated statements of comprehensive income, service cost is included within salaries and benefits expense, whereas the remainder of the components of net periodic benefit income of $79 million and $62 million for the three months ended March 31, 2018 and 2017, respectively, are included within other income, net. These reclassifications include amounts for those plans which are immaterial for disclosure.
Employer Contributions to Defined Benefit Pension Plans
The Company made no contributions to its U.S. plans for the three months ended March 31, 2018 but anticipates making $50 million in contributions over the remainder of the fiscal year. The Company made contributions of $13 million to its U.K. plans for the three months ended March 31, 2018 and anticipates making additional contributions of $72 million for the remainder of the fiscal year. The Company made contributions of $4 million to its other plans for the three months ended March 31, 2018 and anticipates making additional contributions of $9 million for the remainder of the fiscal year.
Defined Contribution Plans
The Company made contributions to its defined contribution plans of $48 million and $42 million during the three months ended March 31, 2018 and 2017, respectively.

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
Legal Proceedings
In the ordinary course of business, the Company is subject to various actual and potential claims, lawsuits and other proceedings. Some of the claims, lawsuits and other proceedings seek damages in amounts which could, if assessed, be significant. We do not expect the impact of claims or demands not described below to be material to the Company’s condensed consolidated financial statements. The Company also receives subpoenas in the ordinary course of business and, from time to time, receives requests for information in connection with governmental investigations.
Errors and omissions claims, lawsuits, and other proceedings arising in the ordinary course of business are covered in part by professional indemnity or other appropriate insurance. See Note 13 for the amounts accrued at March 31, 2018 and December 31, 2017 in the condensed consolidated balance sheets. The terms of this insurance vary by policy year. Regarding self-insured risks, the Company has established provisions which are believed to be adequate in light of current information and legal advice, or, in certain cases, where a range of loss exists, the Company accrues the minimum amount in the range if no amount within the range is a better estimate than any other amount. The Company adjusts such provisions from time to time according to developments.
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
Merger-Related Securities Litigation
On November 21, 2017, a purported former stockholder of Legacy Towers Watson filed a putative class action complaint on behalf of a putative class consisting of all Legacy Towers Watson stockholders as of October 2, 2015 against the Company, Legacy Towers Watson, Legacy Willis, ValueAct Capital Management (‘ValueAct’), and certain current and former directors and officers of Legacy Towers Watson and Legacy Willis (John Haley, Dominic Casserley, and Jeffrey Ubben), in the United States District Court for the Eastern District of Virginia. The complaint asserts claims against certain defendants under Section 14(a) of the Securities Exchange Act of 1934 (the ‘Exchange Act’) for allegedly false and misleading statements in the proxy statement for the Merger; and against other defendants under Section 20(a) of the Exchange Act for alleged “control person” liability with respect to such allegedly false and misleading statements. The complaint further contends that the allegedly false and misleading statements caused stockholders of Legacy Towers Watson to accept inadequate Merger consideration. The complaint seeks damages in an unspecified amount. On February 20, 2018, the court appointed the Regents of the University of California (‘Regents’) as Lead Plaintiff and Bernstein Litowitz Berger & Grossman LLP (‘Bernstein’) as Lead Counsel for the putative class, consolidated all subsequently filed, removed, or transferred actions, and captioned the consolidated action “In re Willis Towers Watson plc Proxy Litigation,” Master File No. 1:17-cv-1338-AJT-JFA. On March 9, 2018, Lead Plaintiff filed an Amended Complaint. On April 13, 2018, the defendants filed motions to dismiss the Amended Complaint, which motions are currently pending.

On February 27, 2018 and March 8, 2018, two additional purported former stockholders of Legacy Towers Watson filed putative class action complaints on behalf of a putative class of Legacy Towers Watson stockholders against the former members of the Legacy Towers Watson board of directors, Legacy Towers Watson, Legacy Willis and ValueAct, in the Delaware Court of Chancery, captioned City of Fort Myers General Employees’ Pension Fund v. Towers Watson & Co., et al., C.A. No. 2018-0132, and Alaska Laborers-Employers Retirement Trust v. Victor F. Ganzi, et al., C.A. No. 2018-0155, respectively. Based on similar allegations as the Eastern District of Virginia action described above, the complaints assert claims against the former directors of Legacy Towers Watson for breach of fiduciary duty and against Legacy Willis and ValueAct for aiding and abetting breach of fiduciary duty. The defendants have not yet responded to the complaints.
On March 9, 2018, Regents filed a putative class action complaint on behalf of a putative class of Legacy Towers Watson stockholders against the Company, Legacy Willis, ValueAct, and Messrs. Haley, Casserley, and Ubben, in the Delaware Court of Chancery, captioned The Regents of the University of California v. John J. Haley, et al., C.A. No. 2018-0166. Based on similar allegations as the Eastern District of Virginia action described above, the complaint asserts claims against Mr. Haley for breach of fiduciary duty and against all other defendants for aiding and abetting breach of fiduciary duty. The defendants have not yet responded to the complaint. Also on March 9, 2018, Regents filed a motion for consolidation of all pending and subsequently filed Delaware Court of Chancery actions, and for appointment as Lead Plaintiff and for the appointment of Bernstein as Lead Counsel for the putative class. On April 2, 2018, the court consolidated the Delaware Court of Chancery actions and all related actions subsequently filed in or transferred to the Delaware Court of Chancery. Regents’ motion for appointment of Lead Plaintiff and Lead Counsel remains pending.
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
On September 7, 2016, Plaintiffs filed with the Court a motion to approve the settlement. On October 19, 2016, the Court preliminarily approved the settlement. Several of the plaintiffs in the other actions above objected to the settlement, and a hearing to consider final approval of the settlement was held on January 20, 2017, after which the Court reserved decision. On August 23, 2017, the Court approved the settlement, including the bar orders. Several of the objectors have since appealed the settlement approval and bar orders to the Fifth Circuit. The briefing related to the appeals is now completed. There is no date certain for when the appeal will be decided. The Company will not make the $120 million settlement payment unless and until the appeals are decided in its favor and the settlement is not subject to any further appeal.
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
On January 9, 2018, Legacy Towers Watson and the City participated in a mediation and reached a settlement in principle. On April 4, 2018, the City of Houston City Council approved the settlement. On April 13, 2018, the court entered an order dismissing the case with prejudice, and the settlement became effective on that date. The settlement provides that in exchange for a dismissal of the claims of the City related to Legacy Towers Watson’s pension actuarial advice to the Fund, and any potential claims the City may have related to Legacy Towers Watson’s pension actuarial advice to the Houston Municipal Employees Pension System and the Houston Police Officers Pension System, Legacy Towers Watson agreed to pay a total of $40 million, which was paid in full in April 2018. The Company accrued its portion of the settlement prior to 2018.
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
On March 1, 2017, Towers Perrin and Plaintiffs participated in a mediation and reached a settlement in principle. Pursuant to the settlement in principle, in exchange for a dismissal of the claims of all class members and a release of Towers Perrin by all class members, Towers Perrin would pay a total of $9.75 million into an interest-bearing settlement fund, to be used to reimburse class counsel's costs, and for later distribution to class members as approved by the Court. This proposed settlement amount was accrued during the three months ended March 31, 2017. A formal settlement agreement was submitted to the Court for its preliminary approval on May 18, 2017. On October 25, 2017, the Court preliminarily approved the settlement and granted the Company’s unopposed motion for a good faith settlement determination. At the hearing on final approval held on January 26, 2018, the Court granted final approval of the settlement. Class members who properly objected to the settlement had standing to appeal by April 9, 2018. No class members filed an appeal and, therefore, the judgment is now final. The settlement amount will be paid by June 8, 2018.
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

When the Commission initiated these proceedings, the FCA closed its related competition investigation, but still retained jurisdiction over broking regulatory matters arising from this conduct. More recently, the FCA advised that it will not be taking enforcement action against Willis Limited in connection with any such broking regulatory matters.
Given the status of the investigation, the Company is currently unable to assess the terms on which the Commission investigation, or any other regulatory matter or civil claims emanating from the conduct being investigated, will be resolved, and thus is unable to provide an estimate of the reasonably possible loss or range of loss.
U.K. Investment Consulting Investigation
In September 2017, the FCA announced that it would make a referral with respect to the investment consulting industry to the U.K. Competition & Markets Authority (the ‘CMA’). The CMA then commenced a market investigation, and the Company is currently cooperating with the investigation.
The CMA investigation of the investment consulting market is expected to take at least 18 months and should conclude by March 2019. Provisional findings should be issued in the third quarter of 2018. Given the early stage of the investigation, the Company is currently unable to assess whether the CMA will find any adverse effects on competition, and, if the CMA does find any adverse effects on competition, what remedies it may impose on the industry. Given this, the Company is unable to provide an estimate of the reasonably possible loss or range of loss.
London Wholesale Insurance Broker Market Study
In November 2017, the FCA published its Terms of Reference for its Market Study into insurance broking activities in the London Wholesale Market including market power, conflicts of interest and broker conduct. This is an industry-wide inquiry and not particular to the Company. The FCA is using its powers under the UK Financial Services and Markets Act 2000 and will collate information and aims to issue an interim report in or about the fourth quarter of 2018. The Study is expected to take 2 years to conclude. Extensive data requests have been received by two of the Company’s subsidiaries with phased response times through May 2018. It is possible that outcomes of the Study could include new rules, changes to market practices, referral to the U.K. Competition & Markets Authority for a market investigation, and/or individual firm investigations on specific issues. Given the early stage of the Study, the Company is currently unable to assess whether the FCA will find that competition in the sector is working in the interests of clients or not, and, if the FCA does find that competition in the sector is not working in the interests of clients, what remedies it may impose on the industry or on any industry participants. Given this, the Company is unable to provide an estimate of the reasonably possible loss or range of loss.
Note 13 — Supplementary Information for Certain Balance Sheet Accounts
Additional details of specific balance sheet accounts are detailed below.
Other non-current assets consists of the following:

	March 31, 2018	December 31, 2017
Prepayments and accrued income	$19	$18
Deferred contract costs	46	—
Deferred compensation plan assets	136	135
Deferred tax assets	58	46
Accounts receivable, net	22	33
Other investments	32	26
Other non-current assets	219	189
Total other non-current assets	$532	$447

Deferred revenue and accrued expenses consists of the following:

	March 31, 2018	December 31, 2017
Accounts payable, accrued liabilities and deferred income	$670	$772
Discretionary compensation	88	313
Accrued compensation	265	439
Accrued vacation	127	93
Other employee-related liabilities	89	94
Total deferred revenue and accrued expenses	$1,239	$1,711
Provision for liabilities consists of the following:

	March 31, 2018	December 31, 2017
Claims, lawsuits and other proceedings	$523	$474
Other provisions	101	84
Total provision for liabilities	$624	$558
Note 14 — Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss, net of non-controlling interests, and net of tax are provided in the following table for the three months ended March 31, 2018 and 2017. This table excludes amounts attributable to non-controlling interests, which are not material for further disclosure.

	Foreign currency translation (i)		Cash flow hedges (i)		Defined pension and post-retirement benefit costs (ii)		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Balance at December 31, 2017 and 2016, respectively	$(365)	$(650)	$(10)	$(82)	$(1,138)	$(1,152)	$(1,513)	$(1,884)
Other comprehensive income/(loss) before reclassifications	58	(74)	9	1	(1)	20	66	(53)
Loss reclassified from accumulated other comprehensive loss (net of income tax benefits of $1 and $6, respectively)	—	—	10	19	7	10	17	29
Net current-period other comprehensive income/(loss)	58	(74)	19	20	6	30	83	(24)
Balance at March 31, 2018 and 2017, respectively	$(307)	$(724)	$9	$(62)	$(1,132)	$(1,122)	$(1,430)	$(1,908)
________________________

(i)
Reclassification adjustments from accumulated other comprehensive loss related to foreign currency translation and cash flow hedges are included in Other income, net in the accompanying condensed consolidated statements of comprehensive income. See Note 8 — Derivative Financial Instruments for additional details regarding the reclassification adjustments for the hedge settlements.

(ii)
Reclassification adjustments from accumulated other comprehensive loss are included in the computation of net periodic pension cost (see Note 11 — Retirement Benefits). These components are included in Other income, net in the accompanying condensed consolidated statements of comprehensive income.

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
At March 31, 2018 and 2017, there were 0.7 million and 1.0 million time-based share options; 0.6 million and 1.1 million performance-based options; 0.1 million and 0.5 million restricted time-based stock units; and 0.7 million and 0.6 million restricted performance-based stock units outstanding, respectively.

Basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2018	2017
Net income attributable to Willis Towers Watson	$215	$344

Basic average number of shares outstanding	133	137
Dilutive effect of potentially issuable shares	—	1
Diluted average number of shares outstanding	133	138

Basic earnings per share	$1.62	$2.51
Dilutive effect of potentially issuable shares	(0.01)	(0.01)
Diluted earnings per share	$1.61	$2.50
There were no anti-dilutive options for the three months ended March 31, 2018. Options to purchase 0.1 million shares for the three months ended March 31, 2017 were not included in the computation of the dilutive effect of stock options because their effect was anti-dilutive.
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

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Three Months Ended March 31, 2018
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Revenue	$—	$—	$6	$2,286	$—	$2,292
Costs of providing services
Salaries and benefits	1	—	15	1,361	—	1,377
Other operating expenses	—	42	5	376	—	423
Depreciation	—	1	—	48	—	49
Amortization	—	1	—	141	(1)	141
Restructuring costs	—	—	—	—	—	—
Transaction and integration expenses	—	1	5	37	—	43
Total costs of providing services	1	45	25	1,963	(1)	2,033
(Loss)/income from operations	(1)	(45)	(19)	323	1	259
Income from Group undertakings	—	(133)	(39)	(33)	205	—
Expenses due to Group undertakings	—	12	44	149	(205)	—
Interest expense	7	26	11	7	—	51
Other income, net	—	(1)	—	(55)	—	(56)
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES	(8)	51	(35)	255	1	264
Provision for/(benefit from) income taxes	—	9	(5)	39	—	43
Equity account for subsidiaries	223	179	(7)	—	(395)	—
NET INCOME/(LOSS)	215	221	(37)	216	(394)	221
Income attributable to non-controlling interests	—	—	—	(6)	—	(6)
NET INCOME/(LOSS) ATTRIBUTABLE TO WILLIS TOWERS WATSON	$215	$221	$(37)	$210	$(394)	$215

Comprehensive income/(loss) before non-controlling interests	$298	$303	$(22)	$338	$(612)	$305
Comprehensive income attributable to non-controlling interest	—	—	—	(7)	—	(7)
Comprehensive income/(loss) attributable to Willis Towers Watson	$298	$303	$(22)	$331	$(612)	$298

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Three Months Ended March 31, 2017
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Revenue	$—	$—	$6	$2,313	$—	$2,319
Costs of providing services
Salaries and benefits	1	—	10	1,242	—	1,253
Other operating expenses	1	7	10	383	—	401
Depreciation	—	1	—	45	—	46
Amortization	—	—	—	151	—	151
Restructuring costs	—	4	3	20	—	27
Transaction and integration expenses	—	1	3	36	—	40
Total costs of providing services	2	13	26	1,877	—	1,918
(Loss)/income from operations	(2)	(13)	(20)	436	—	401
Income from Group undertakings	—	(128)	(73)	(58)	259	—
Expenses due to Group undertakings	—	39	46	174	(259)	—
Interest expense	7	24	10	5	—	46
Other income, net	—	—	—	(43)	—	(43)
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES	(9)	52	(3)	358	—	398
Provision for/(benefit from) income taxes	—	4	(2)	44	—	46
Equity account for subsidiaries	353	311	175	—	(839)	—
NET INCOME	344	359	174	314	(839)	352
Income attributable to non-controlling interests	—	—	—	(8)	—	(8)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$344	$359	$174	$306	$(839)	$344

Comprehensive income before non-controlling interests	$320	$334	$147	$286	$(756)	$331
Comprehensive income attributable to non-controlling interest	—	—	—	(11)	—	(11)
Comprehensive income attributable to Willis Towers Watson	$320	$334	$147	$275	$(756)	$320

Unaudited Condensed Consolidating Balance Sheet

	As of March 31, 2018
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
ASSETS
Cash and cash equivalents	$—	$1	$—	$953	$—	$954
Fiduciary assets	—	—	—	13,613	—	13,613
Accounts receivable, net	—	—	3	2,597	—	2,600
Prepaid and other current assets	—	42	245	330	(178)	439
Amounts due from group undertakings	6,224	1,715	1,611	3,495	(13,045)	—
Total current assets	6,224	1,758	1,859	20,988	(13,223)	17,606
Investments in subsidiaries	5,034	8,019	5,903	—	(18,956)	—
Fixed assets, net	—	25	—	901	—	926
Goodwill	—	—	—	10,555	—	10,555
Other intangible assets, net	—	60	—	3,761	(60)	3,761
Pension benefits assets	—	—	—	832	—	832
Other non-current assets	2	41	141	454	(106)	532
Non-current amounts due from group undertakings	—	5,305	861	—	(6,166)	—
Total non-current assets	5,036	13,450	6,905	16,503	(25,288)	16,606
TOTAL ASSETS	$11,260	$15,208	$8,764	$37,491	$(38,511)	$34,212
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$—	$13,613	$—	$13,613
Deferred revenue and accrued expenses	—	6	12	1,221	—	1,239
Short-term debt and current portion of long-term debt	—	—	—	85	—	85
Other current liabilities	90	36	119	737	(115)	867
Amounts due to group undertakings	1	8,064	2,652	2,328	(13,045)	—
Total current liabilities	91	8,106	2,783	17,984	(13,160)	15,804
Long-term debt	497	2,906	1,041	63	—	4,507
Liability for pension benefits	—	—	—	1,230	—	1,230
Deferred tax liabilities	—	—	—	817	(106)	711
Provision for liabilities	—	—	120	504	—	624
Other non-current liabilities	—	4	15	487	—	506
Non-current amounts due to group undertakings	—	—	519	5,647	(6,166)	—
Total non-current liabilities	497	2,910	1,695	8,748	(6,272)	7,578
TOTAL LIABILITIES	588	11,016	4,478	26,732	(19,432)	23,382
REDEEMABLE NON-CONTROLLING INTEREST	—	—	—	28	—	28
EQUITY
Total Willis Towers Watson shareholders’ equity	10,672	4,192	4,286	10,601	(19,079)	10,672
Non-controlling interests	—	—	—	130	—	130
Total equity	10,672	4,192	4,286	10,731	(19,079)	10,802
TOTAL LIABILITIES AND EQUITY	$11,260	$15,208	$8,764	$37,491	$(38,511)	$34,212

Unaudited Condensed Consolidating Balance Sheet

	As of December 31, 2017
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
ASSETS
Cash and cash equivalents	$2	$1	$—	$1,027	$—	$1,030
Fiduciary assets	—	—	—	12,155	—	12,155
Accounts receivable, net	—	—	4	2,242	—	2,246
Prepaid and other current assets	—	45	267	264	(146)	430
Amounts due from group undertakings	6,202	1,331	1,661	3,626	(12,820)	—
Total current assets	6,204	1,377	1,932	19,314	(12,966)	15,861
Investments in subsidiaries	4,506	8,836	6,125	—	(19,467)	—
Fixed assets, net	—	25	—	960	—	985
Goodwill	—	—	—	10,519	—	10,519
Other intangible assets, net	—	60	—	3,882	(60)	3,882
Pension benefits assets	—	—	—	764	—	764
Other non-current assets	—	34	115	388	(90)	447
Non-current amounts due from group undertakings	—	5,375	861	—	(6,236)	—
Total non-current assets	4,506	14,330	7,101	16,513	(25,853)	16,597
TOTAL ASSETS	$10,710	$15,707	$9,033	$35,827	$(38,819)	$32,458
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$—	$12,155	$—	$12,155
Deferred revenue and accrued expenses	—	7	19	1,685	—	1,711
Short-term debt and current portion of long-term debt	—	—	—	85	—	85
Other current liabilities	87	60	83	724	(150)	804
Amounts due to group undertakings	—	8,100	2,790	1,930	(12,820)	—
Total current liabilities	87	8,167	2,892	16,579	(12,970)	14,755
Long-term debt	497	2,883	986	84	—	4,450
Liability for pension benefits	—	—	—	1,259	—	1,259
Deferred tax liabilities	—	—	—	704	(89)	615
Provision for liabilities	—	—	120	438	—	558
Other non-current liabilities	—	5	19	520	—	544
Non-current amounts due to group undertakings	—	—	519	5,717	(6,236)	—
Total non-current liabilities	497	2,888	1,644	8,722	(6,325)	7,426
TOTAL LIABILITIES	584	11,055	4,536	25,301	(19,295)	22,181
REDEEMABLE NON-CONTROLLING INTEREST	—	—	—	28	—	28
EQUITY
Total Willis Towers Watson shareholders’ equity	10,126	4,652	4,497	10,375	(19,524)	10,126
Non-controlling interests	—	—	—	123	—	123
Total equity	10,126	4,652	4,497	10,498	(19,524)	10,249
TOTAL LIABILITIES AND EQUITY	$10,710	$15,707	$9,033	$35,827	$(38,819)	$32,458

Unaudited Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2018
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
NET CASH FROM/(USED IN) OPERATING ACTIVITIES	$72	$(283)	$(98)	$328	$(1)	$18
CASH FLOWS (USED IN)/FROM INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	(1)	—	(64)	—	(65)
Capitalized software costs	—	—	—	(13)	—	(13)
Acquisitions of operations, net of cash acquired	—	—	—	(5)	—	(5)
Net proceeds from sale of operations	—	—	—	4	—	4
Proceeds from intercompany investing activities	—	88	67	49	(204)	—
Repayments of intercompany investing activities	(17)	(11)	—	(244)	272	—
Net cash (used in)/from investing activities	$(17)	$76	$67	$(273)	$68	$(79)
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net borrowings on revolving credit facility	—	6	55	—	—	61
Repayments of debt	—	—	—	(21)	—	(21)
Proceeds from issuance of shares	11	—	—	—	—	11
Cash paid for employee taxes on withholding shares	—	—	—	(7)	—	(7)
Dividends paid	(68)	(1)	—	—	1	(68)
Proceeds from intercompany financing activities	—	244	—	28	(272)	—
Repayments of intercompany financing activities	—	(42)	(24)	(138)	204	—
Net cash (used in)/from financing activities	$(57)	$207	$31	$(138)	$(67)	$(24)
DECREASE IN CASH AND CASH EQUIVALENTS	(2)	—	—	(83)	—	(85)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	9	—	9
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2	1	—	1,027	—	1,030
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$1	$—	$953	$—	$954

Unaudited Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2017
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
NET CASH FROM/(USED IN) OPERATING ACTIVITIES	$79	$(158)	$(31)	$322	$(117)	$95
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	(2)	—	(60)	—	(62)
Capitalized software costs	—	—	—	(15)	—	(15)
Acquisitions of operations, net of cash acquired	—	—	—	(12)	—	(12)
Other, net	—	—	—	7	—	7
Proceeds from intercompany investing activities	1,122	—	—	14	(1,136)	—
Repayments of intercompany investing activities	—	(1,379)	—	(1,107)	2,486	—
Reduction in investment in subsidiaries	—	1,000	—	59	(1,059)	—
Additional investment in subsidiaries	(1,000)	(59)	—	—	1,059	—
Net cash from/(used in) investing activities	$122	$(440)	$—	$(1,114)	$1,350	$(82)
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net borrowings on revolving credit facility	—	826	—	—	—	826
Proceeds from issuance of other debt	—	—	—	32	—	32
Debt issuance costs	—	(3)	—	—	—	(3)
Repayments of debt	—	(219)	(394)	(23)	—	(636)
Repurchase of shares	(156)	—	—	—	—	(156)
Proceeds from issuance of shares	20	—	—	—	—	20
Cash paid for employee taxes on withholding shares	—	—	—	(3)	—	(3)
Dividends paid	(65)	—	(59)	(58)	117	(65)
Acquisitions of and dividends paid to non-controlling interests	—	—	—	(1)	—	(1)
Proceeds from intercompany financing activities	—	1,018	484	984	(2,486)	—
Repayments of intercompany financing activities	—	(1,023)	—	(113)	1,136	—
Net cash (used in)/from financing activities	$(201)	$599	$31	$818	$(1,233)	$14
INCREASE IN CASH AND CASH EQUIVALENTS	—	1	—	26	—	27
Effect of exchange rate changes on cash and cash equivalents	—	—	—	4	—	4
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	—	870	—	870
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$1	$—	$900	$—	$901

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

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Three Months Ended March 31, 2018
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
Revenue	$—	$6	$2,286	$—	$2,292
Costs of providing services
Salaries and benefits	1	15	1,361	—	1,377
Other operating expenses	—	47	376	—	423
Depreciation	—	1	48	—	49
Amortization	—	1	141	(1)	141
Restructuring costs	—	—	—	—	—
Transaction and integration expenses	—	6	37	—	43
Total costs of providing services	1	70	1,963	(1)	2,033
(Loss)/income from operations	(1)	(64)	323	1	259
Income from Group undertakings	—	(148)	(33)	181	—
Expenses due to Group undertakings	—	32	149	(181)	—
Interest expense	7	37	7	—	51
Other income, net	—	(1)	(55)	—	(56)
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES	(8)	16	255	1	264
Provision for income taxes	—	4	39	—	43
Equity account for subsidiaries	223	209	—	(432)	—
NET INCOME	215	221	216	(431)	221
Income attributable to non-controlling interests	—	—	(6)	—	(6)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$215	$221	$210	$(431)	$215

Comprehensive income before non-controlling interests	$298	$303	$338	$(634)	$305
Comprehensive income attributable to non-controlling interests	—	—	(7)	—	(7)
Comprehensive income attributable to Willis Towers Watson	$298	$303	$331	$(634)	$298

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Three Months Ended March 31, 2017
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
Revenue	$—	$6	$2,313	$—	$2,319
Costs of providing services
Salaries and benefits	1	10	1,242	—	1,253
Other operating expenses	1	17	383	—	401
Depreciation	—	1	45	—	46
Amortization	—	—	151	—	151
Restructuring costs	—	7	20	—	27
Transaction and integration expenses	—	4	36	—	40
Total costs of providing services	2	39	1,877	—	1,918
(Loss)/income from operations	(2)	(33)	436	—	401
Income from Group undertakings	—	(174)	(58)	232	—
Expenses due to Group undertakings	—	58	174	(232)	—
Interest expense	7	34	5	—	46
Other income, net	—	—	(43)	—	(43)
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES	(9)	49	358	—	398
Provision for income taxes	—	2	44	—	46
Equity account for subsidiaries	353	312	—	(665)	—
NET INCOME	344	359	314	(665)	352
Income attributable to non-controlling interests	—	—	(8)	—	(8)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$344	$359	$306	$(665)	$344

Comprehensive income before non-controlling interests	$320	$334	$286	$(609)	$331
Comprehensive income attributable to non-controlling interests	—	—	(11)	—	(11)
Comprehensive income attributable to Willis Towers Watson	$320	$334	$275	$(609)	$320

Unaudited Condensed Consolidating Balance Sheet

	As of March 31, 2018
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
ASSETS
Cash and cash equivalents	$—	$1	$953	$—	$954
Fiduciary assets	—	—	13,613	—	13,613
Accounts receivable, net	—	3	2,597	—	2,600
Prepaid and other current assets	—	287	330	(178)	439
Amounts due from group undertakings	6,224	2,276	3,495	(11,995)	—
Total current assets	6,224	2,567	20,988	(12,173)	17,606
Investments in subsidiaries	5,034	9,636	—	(14,670)	—
Fixed assets, net	—	25	901	—	926
Goodwill	—	—	10,555	—	10,555
Other intangible assets, net	—	60	3,761	(60)	3,761
Pension benefits assets	—	—	832	—	832
Other non-current assets	2	182	454	(106)	532
Non-current amounts due from group undertakings	—	5,647	—	(5,647)	—
Total non-current assets	5,036	15,550	16,503	(20,483)	16,606
TOTAL ASSETS	$11,260	$18,117	$37,491	$(32,656)	$34,212
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$13,613	$—	$13,613
Deferred revenue and accrued expenses	—	18	1,221	—	1,239
Short-term debt and current portion of long-term debt	—	—	85	—	85
Other current liabilities	90	155	737	(115)	867
Amounts due to group undertakings	1	9,666	2,328	(11,995)	—
Total current liabilities	91	9,839	17,984	(12,110)	15,804
Long-term debt	497	3,947	63	—	4,507
Liability for pension benefits	—	—	1,230	—	1,230
Deferred tax liabilities	—	—	817	(106)	711
Provision for liabilities	—	120	504	—	624
Other non-current liabilities	—	19	487	—	506
Non-current amounts due to group undertakings	—	—	5,647	(5,647)	—
Total non-current liabilities	497	4,086	8,748	(5,753)	7,578
TOTAL LIABILITIES	588	13,925	26,732	(17,863)	23,382
REDEEMABLE NON-CONTROLLING INTEREST	—	—	28	—	28
EQUITY
Total Willis Towers Watson shareholders’ equity	10,672	4,192	10,601	(14,793)	10,672
Non-controlling interests	—	—	130	—	130
Total equity	10,672	4,192	10,731	(14,793)	10,802
TOTAL LIABILITIES AND EQUITY	$11,260	$18,117	$37,491	$(32,656)	$34,212

Unaudited Condensed Consolidating Balance Sheet

	As of December 31, 2017
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
ASSETS
Cash and cash equivalents	$2	$1	$1,027	$—	$1,030
Fiduciary assets	—	—	12,155	—	12,155
Accounts receivable, net	—	4	2,242	—	2,246
Prepaid and other current assets	—	312	264	(146)	430
Amounts due from group undertakings	6,202	1,949	3,626	(11,777)	—
Total current assets	6,204	2,266	19,314	(11,923)	15,861
Investments in subsidiaries	4,506	10,463	—	(14,969)	—
Fixed assets, net	—	25	960	—	985
Goodwill	—	—	10,519	—	10,519
Other intangible assets, net	—	60	3,882	(60)	3,882
Pension benefits assets	—	—	764	—	764
Other non-current assets	—	149	388	(90)	447
Non-current amounts due from group undertakings	—	5,717	—	(5,717)	—
Total non-current assets	4,506	16,414	16,513	(20,836)	16,597
TOTAL ASSETS	$10,710	$18,680	$35,827	$(32,759)	$32,458
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$12,155	$—	$12,155
Deferred revenue and accrued expenses	—	26	1,685	—	1,711
Short-term debt and current portion of long-term debt	—	—	85	—	85
Other current liabilities	87	143	724	(150)	804
Amounts due to group undertakings	—	9,846	1,930	(11,776)	—
Total current liabilities	87	10,015	16,579	(11,926)	14,755
Long-term debt	497	3,869	84	—	4,450
Liability for pension benefits	—	—	1,259	—	1,259
Deferred tax liabilities	—	—	704	(89)	615
Provision for liabilities	—	120	438	—	558
Other non-current liabilities	—	24	520	—	544
Non-current amounts due to group undertakings	—	—	5,717	(5,717)	—
Total non-current liabilities	497	4,013	8,722	(5,806)	7,426
TOTAL LIABILITIES	584	14,028	25,301	(17,732)	22,181
REDEEMABLE NON-CONTROLLING INTEREST	—	—	28	—	28
EQUITY
Total Willis Towers Watson shareholders’ equity	10,126	4,652	10,375	(15,027)	10,126
Non-controlling interests	—	—	123	—	123
Total equity	10,126	4,652	10,498	(15,027)	10,249
TOTAL LIABILITIES AND EQUITY	$10,710	$18,680	$35,827	$(32,759)	$32,458

Unaudited Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2018
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
NET CASH FROM/(USED IN) OPERATING ACTIVITIES	$72	$(381)	$328	$(1)	$18
CASH FLOWS (USED IN)/FROM INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	(1)	(64)	—	(65)
Capitalized software costs	—	—	(13)	—	(13)
Acquisitions of operations, net of cash acquired	—	—	(5)	—	(5)
Net proceeds from sale of operations	—	—	4	—	4
Proceeds from intercompany investing activities	—	138	49	(187)	—
Repayments of intercompany investing activities	(17)	(11)	(244)	272	—
Net cash (used in)/from investing activities	$(17)	$126	$(273)	$85	$(79)
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net borrowings on revolving credit facility	—	61	—	—	61
Repayments of debt	—	—	(21)	—	(21)
Proceeds from issuance of shares	11	—	—	—	11
Cash paid for employee taxes on withholding shares	—	—	(7)	—	(7)
Dividends paid	(68)	(1)	—	1	(68)
Proceeds from intercompany financing activities	—	244	28	(272)	—
Repayments of intercompany financing activities	—	(49)	(138)	187	—
Net cash (used in)/from financing activities	$(57)	$255	$(138)	$(84)	$(24)
DECREASE IN CASH AND CASH EQUIVALENTS	(2)	—	(83)	—	(85)
Effect of exchange rate changes on cash and cash equivalents	—	—	9	—	9
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2	1	1,027	—	1,030
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$1	$953	$—	$954

Unaudited Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2017
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
NET CASH FROM/(USED IN) OPERATING ACTIVITIES	$79	$(248)	$322	$(58)	$95
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	(2)	(60)	—	(62)
Capitalized software costs	—	—	(15)	—	(15)
Acquisitions of operations, net of cash acquired	—	—	(12)	—	(12)
Other, net	—	—	7	—	7
Proceeds from intercompany investing activities	1,122	—	14	(1,136)	—
Repayments of intercompany investing activities	—	(985)	(1,107)	2,092	—
Reduction in investment in subsidiaries	—	1,000	59	(1,059)	—
Additional investment in subsidiaries	(1,000)	(59)	—	1,059	—
Net cash from/(used in) investing activities	$122	$(46)	$(1,114)	$956	$(82)
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net borrowings on revolving credit facility	—	826	—	—	826
Proceeds from issuance of other debt	—	—	32	—	32
Debt issuance costs	—	(3)	—	—	(3)
Repayments of debt	—	(613)	(23)	—	(636)
Repurchase of shares	(156)	—	—	—	(156)
Proceeds from issuance of shares	20	—	—	—	20
Cash paid for employee taxes on withholding shares	—	—	(3)	—	(3)
Dividends paid	(65)	—	(58)	58	(65)
Acquisitions of and dividends paid to non-controlling interests	—	—	(1)	—	(1)
Proceeds from intercompany financing activities	—	1,108	984	(2,092)	—
Repayments of intercompany financing activities	—	(1,023)	(113)	1,136	—
Net cash (used in)/from financing activities	$(201)	$295	$818	$(898)	$14
INCREASE IN CASH AND CASH EQUIVALENTS	—	1	26	—	27
Effect of exchange rate changes on cash and cash equivalents	—	—	4	—	4
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	870	—	870
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$1	$900	$—	$901

Note 18 — Financial Information for Issuer, Parent Guarantor, Other Guarantor Subsidiaries and Non-Guarantor Subsidiaries
Trinity Acquisition plc has $2.1 billion senior notes outstanding, of which $525 million were issued on August 15, 2013, $1.0 billion were issued on March 22, 2016 and €540 million ($609 million) were issued on May 26, 2016, and $945 million currently outstanding under the $1.25 billion revolving credit facility issued March 7, 2017.
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

(ii)
the Other Guarantors, which are all wholly owned subsidiaries (directly or indirectly) of the parent. Willis Towers Watson Sub Holdings Unlimited Company, Willis Netherlands Holdings B.V, Willis Investment U.K. Holdings Limited, TA I Limited and Willis Towers Watson UK Holdings Limited are all direct or indirect parents of Trinity Acquisition plc and Willis Group Limited and Willis North America Inc., are direct or indirect wholly owned subsidiaries of Trinity Acquisition plc;

(iii)	Trinity Acquisition plc, which is the issuer of the notes and is a 100 percent indirectly owned subsidiary of the parent;

(iv)
Trinity Acquisition plc, which is the initial borrower and, together with co-borrowers Willis North America, Inc. and Willis Netherlands Holdings B.V., are each 100 percent indirectly owned subsidiaries of the parent.

(v)	Other, which are the non-guarantor subsidiaries, on a combined basis;

(vi)	Consolidating adjustments; and

(vii)	the Consolidated Company.
The equity method has been used for investments in subsidiaries in the condensed consolidating balance sheets of Willis Towers Watson, the Other Guarantors and Trinity Acquisition plc.

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Three Months Ended March 31, 2018
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Revenue	$—	$6	$—	$2,286	$—	$2,292
Costs of providing services
Salaries and benefits	1	15	—	1,361	—	1,377
Other operating expenses	—	47	—	376	—	423
Depreciation	—	1	—	48	—	49
Amortization	—	1	—	141	(1)	141
Restructuring costs	—	—	—	—	—	—
Transaction and integration expenses	—	6	—	37	—	43
Total costs of providing services	1	70	—	1,963	(1)	2,033
(Loss)/income from operations	(1)	(64)	—	323	1	259
Income from Group undertakings	—	(142)	(42)	(33)	217	—
Expenses due to Group undertakings	—	56	12	149	(217)	—
Interest expense	7	10	27	7	—	51
Other income, net	—	(1)	—	(55)	—	(56)
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES	(8)	13	3	255	1	264
Provision for income taxes	—	3	1	39	—	43
Equity account for subsidiaries	223	211	142	—	(576)	—
NET INCOME	215	221	144	216	(575)	221
Income attributable to non-controlling interests	—	—	—	(6)	—	(6)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$215	$221	$144	$210	$(575)	$215

Comprehensive income before non-controlling interests	$298	$303	$226	$338	$(860)	$305
Comprehensive income attributable to non-controlling interests	—	—	—	(7)	—	(7)
Comprehensive income attributable to Willis Towers Watson	$298	$303	$226	$331	$(860)	$298

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Three Months Ended March 31, 2017
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Revenue	$—	$6	$—	$2,313	$—	$2,319
Costs of providing services
Salaries and benefits	1	10	—	1,242	—	1,253
Other operating expenses	1	17	—	383	—	401
Depreciation	—	1	—	45	—	46
Amortization	—	—	—	151	—	151
Restructuring costs	—	7	—	20	—	27
Transaction and integration expenses	—	4	—	36	—	40
Total costs of providing services	2	39	—	1,877	—	1,918
(Loss)/income from operations	(2)	(33)	—	436	—	401
Income from Group undertakings	—	(168)	(34)	(58)	260	—
Expenses due to Group undertakings	—	80	6	174	(260)	—
Interest expense	7	9	25	5	—	46
Other income, net	—	—	—	(43)	—	(43)
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES	(9)	46	3	358	—	398
Provision for income taxes	—	2	—	44	—	46
Equity account for subsidiaries	353	315	340	—	(1,008)	—
NET INCOME	344	359	343	314	(1,008)	352
Income attributable to non-controlling interests	—	—	—	(8)	—	(8)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$344	$359	$343	$306	$(1,008)	$344

Comprehensive income before non-controlling interests	$320	$334	$319	$286	$(928)	$331
Comprehensive income attributable to non-controlling interests	—	—	—	(11)	—	(11)
Comprehensive income attributable to Willis Towers Watson	$320	$334	$319	$275	$(928)	$320

Unaudited Condensed Consolidating Balance Sheet

	As of March 31, 2018
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
ASSETS
Cash and cash equivalents	$—	$1	$—	$953	$—	$954
Fiduciary assets	—	—	—	13,613	—	13,613
Accounts receivable, net	—	3	—	2,597	—	2,600
Prepaid and other current assets	—	289	1	330	(181)	439
Amounts due from group undertakings	6,224	1,775	2,486	3,495	(13,980)	—
Total current assets	6,224	2,068	2,487	20,988	(14,161)	17,606
Investments in subsidiaries	5,034	8,896	2,111	—	(16,041)	—
Fixed assets, net	—	25	—	901	—	926
Goodwill	—	—	—	10,555	—	10,555
Other intangible assets, net	—	60	—	3,761	(60)	3,761
Pension benefits assets	—	—	—	832	—	832
Other non-current assets	2	179	3	454	(106)	532
Non-current amounts due from group undertakings	—	4,784	1,805	—	(6,589)	—
Total non-current assets	5,036	13,944	3,919	16,503	(22,796)	16,606
TOTAL ASSETS	$11,260	$16,012	$6,406	$37,491	$(36,957)	$34,212
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$—	$13,613	$—	$13,613
Deferred revenue and accrued expenses	—	18	—	1,221	—	1,239
Short-term debt and current portion of long-term debt	—	—	—	85	—	85
Other current liabilities	90	137	20	737	(117)	867
Amounts due to group undertakings	1	9,965	1,686	2,328	(13,980)	—
Total current liabilities	91	10,120	1,706	17,984	(14,097)	15,804
Long-term debt	497	1,041	2,906	63	—	4,507
Liability for pension benefits	—	—	—	1,230	—	1,230
Deferred tax liabilities	—	—	—	817	(106)	711
Provision for liabilities	—	120	—	504	—	624
Other non-current liabilities	—	19	—	487	—	506
Non-current amounts due to group undertakings	—	519	423	5,647	(6,589)	—
Total non-current liabilities	497	1,699	3,329	8,748	(6,695)	7,578
TOTAL LIABILITIES	588	11,819	5,035	26,732	(20,792)	23,382
REDEEMABLE NON-CONTROLLING INTEREST	—	—	—	28	—	28
EQUITY
Total Willis Towers Watson shareholders’ equity	10,672	4,193	1,371	10,601	(16,165)	10,672
Non-controlling interests	—	—	—	130	—	130
Total equity	10,672	4,193	1,371	10,731	(16,165)	10,802
TOTAL LIABILITIES AND EQUITY	$11,260	$16,012	$6,406	$37,491	$(36,957)	$34,212

Unaudited Condensed Consolidating Balance Sheet

	As of December 31, 2017
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
ASSETS
Cash and cash equivalents	$2	$1	$—	$1,027	$—	$1,030
Fiduciary assets	—	—	—	12,155	—	12,155
Accounts receivable, net	—	4	—	2,242	—	2,246
Prepaid and other current assets	—	314	1	264	(149)	430
Amounts due from group undertakings	6,202	1,420	2,807	3,626	(14,055)	—
Total current assets	6,204	1,739	2,808	19,314	(14,204)	15,861
Investments in subsidiaries	4,506	10,052	1,918	—	(16,476)	—
Fixed assets, net	—	25	—	960	—	985
Goodwill	—	—	—	10,519	—	10,519
Other intangible assets, net	—	60	—	3,882	(60)	3,882
Pension benefits assets	—	—	—	764	—	764
Other non-current assets	—	146	3	388	(90)	447
Non-current amounts due from group undertakings	—	4,884	1,775	—	(6,659)	—
Total non-current assets	4,506	15,167	3,696	16,513	(23,285)	16,597
TOTAL ASSETS	$10,710	$16,906	$6,504	$35,827	$(37,489)	$32,458
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$—	$12,155	$—	$12,155
Deferred revenue and accrued expenses	—	26	—	1,685	—	1,711
Short-term debt and current portion of long-term debt	—	—	—	85	—	85
Other current liabilities	87	112	33	724	(152)	804
Amounts due to group undertakings	—	10,467	1,658	1,930	(14,055)	—
Total current liabilities	87	10,605	1,691	16,579	(14,207)	14,755
Long-term debt	497	986	2,883	84	—	4,450
Liability for pension benefits	—	—	—	1,259	—	1,259
Deferred tax liabilities	—	—	—	704	(89)	615
Provision for liabilities	—	120	—	438	—	558
Other non-current liabilities	—	24	—	520	—	544
Non-current amounts due to group undertakings	—	519	423	5,717	(6,659)	—
Total non-current liabilities	497	1,649	3,306	8,722	(6,748)	7,426
TOTAL LIABILITIES	584	12,254	4,997	25,301	(20,955)	22,181
REDEEMABLE NON-CONTROLLING INTEREST	—	—	—	28	—	28
EQUITY
Total Willis Towers Watson shareholders’ equity	10,126	4,652	1,507	10,375	(16,534)	10,126
Non-controlling interests	—	—	—	123	—	123
Total equity	10,126	4,652	1,507	10,498	(16,534)	10,249
TOTAL LIABILITIES AND EQUITY	$10,710	$16,906	$6,504	$35,827	$(37,489)	$32,458

Unaudited Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2018
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
NET CASH FROM/(USED IN) OPERATING ACTIVITIES	$72	$147	$(196)	$328	$(333)	$18
CASH FLOWS (USED IN)/FROM INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	(1)	—	(64)	—	(65)
Capitalized software costs	—	—	—	(13)	—	(13)
Acquisitions of operations, net of cash acquired	—	—	—	(5)	—	(5)
Net proceeds from sale of operations	—	—	—	4	—	4
Proceeds from intercompany investing activities	—	130	337	49	(516)	—
Repayments of intercompany investing activities	(17)	—	(11)	(244)	272	—
Net cash (used in)/from investing activities	$(17)	$129	$326	$(273)	$(244)	$(79)
CASH FLOWS USED IN FINANCING ACTIVITIES
Net borrowings on revolving credit facility	—	55	6	—	—	61
Repayments of debt	—	—	—	(21)	—	(21)
Proceeds from issuance of shares	11	—	—	—	—	11
Cash paid for employee taxes on withholding shares	—	—	—	(7)	—	(7)
Dividends paid	(68)	(1)	(332)	—	333	(68)
Proceeds from intercompany financing activities	—	7	237	28	(272)	—
Repayments of intercompany financing activities	—	(337)	(41)	(138)	516	—
Net cash used in financing activities	$(57)	$(276)	$(130)	$(138)	$577	$(24)
DECREASE IN CASH AND CASH EQUIVALENTS	(2)	—	—	(83)	—	(85)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	9	—	9
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2	1	—	1,027	—	1,030
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$1	$—	$953	$—	$954

Unaudited Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2017
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
NET CASH FROM/(USED IN) OPERATING ACTIVITIES	$79	$(635)	$387	$322	$(58)	$95
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	(2)	—	(60)	—	(62)
Capitalized software costs	—	—	—	(15)	—	(15)
Acquisitions of operations, net of cash acquired	—	—	—	(12)	—	(12)
Other, net	—	—	—	7	—	7
Proceeds from intercompany investing activities	1,122	—	—	14	(1,136)	—
Repayments of intercompany investing activities	—	—	(985)	(1,107)	2,092	—
Reduction in investment in subsidiaries	—	1,000	—	59	(1,059)	—
Additional investment in subsidiaries	(1,000)	(59)	—	—	1,059	—
Net cash from/(used in) investing activities	$122	$939	$(985)	$(1,114)	$956	$(82)
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net borrowings on revolving credit facility	—	—	826	—	—	826
Proceeds from issuance of other debt	—	—	—	32	—	32
Debt issuance costs	—	—	(3)	—	—	(3)
Repayments of debt	—	(394)	(219)	(23)	—	(636)
Repurchase of shares	(156)	—	—	—	—	(156)
Proceeds from issuance of shares	20	—	—	—	—	20
Cash paid for employee taxes on withholding shares	—	—	—	(3)	—	(3)
Dividends paid	(65)	—	—	(58)	58	(65)
Acquisitions of and dividends paid to non-controlling interests	—	—	—	(1)	—	(1)
Proceeds from intercompany financing activities	—	1,108	—	984	(2,092)	—
Repayments of intercompany financing activities	—	(1,017)	(6)	(113)	1,136	—
Net cash (used in)/from financing activities	$(201)	$(303)	$598	$818	$(898)	$14
INCREASE IN CASH AND CASH EQUIVALENTS	—	1	—	26	—	27
Effect of exchange rate changes on cash and cash equivalents	—	—	—	4	—	4
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	—	870	—	870
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$1	$—	$900	$—	$901

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
Executive Overview
Market Conditions
Due to the cyclical nature of the insurance market and the impact of other market conditions on insurance premiums, revenue may vary widely between accounting periods. A period of low or declining premium rates, generally known as a ‘soft’ or ‘softening’ market, generally leads to downward pressure on revenue and can have a material adverse impact on our revenue and operating margin. A ‘hard’ or ‘firming’ market, during which premium rates rise, generally has a favorable impact on our revenue and operating margin. Rates, however, vary by geography, industry and client segment. As a result, and due to the global and diverse nature of our business, we view rates in the aggregate.
Market conditions in our broking industry are generally defined by factors such as the strength of the economies in the various geographic regions in which we serve around the world, insurance rate movements, and insurance and reinsurance buying patterns of our clients.
Typically, our business benefits from regulatory change, political risk or economic uncertainty. Insurance broking generally tracks the economy, but demand for both insurance broking and consulting services usually remains steady during times of uncertainty. We have some businesses, such as our health and benefits, and administration businesses, which can be counter cyclical during the early period of a significant economic change.
On March 29, 2019, the U.K. will leave the E.U., however, many aspects of the political negotiations, possible transition periods, future immigration requirements, and other matters remain uncertain. Post-Brexit businesses such as ours, which conduct regulated activity and provide services to either U.K. or E.U. 27/European Economic Area clients will need to operate differently. We are working to ensure that, where possible, clients will have the same access to the same services, experts, and relationship managers as they do today. To do this, we are planning to put in place appropriate regulatory, structural and operating models to allow our business to function post-Brexit. For a further discussion of the risks of Brexit to the Company, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K, filed with the SEC on February 28, 2018.
On an annual basis for 2018, although we expect that approximately 23% of our revenue will be generated in the U.K., we expect that only about 12% of revenue will be denominated in Pounds sterling, as much of the insurance business is transacted in U.S. dollars. We expect that approximately 21% of our expenses will be denominated in Pounds sterling. We have a Company hedging strategy for this aspect of our business, which is designed to mitigate significant fluctuations in currency.
The markets for our consulting, technology and solutions, and marketplace services are subject to changes as a result of economic, regulatory and legislative changes, technological developments, and increased competition from established and new competitors. We believe the primary factors in selecting a human resources or risk management consulting firm include reputation, the ability to provide measurable increases to shareholder value and return on investment, global scale, quality of service, and the ability to tailor services to clients’ unique needs. With regard to the marketplace services, we believe that clients base their decisions on a variety of factors, including the ability of the provider to deliver measurable cost savings for them, a strong reputation for efficient execution and an innovative service delivery model and platform. Part of the employer- sponsored insurance market has matured and become more fragmented, while other segments remain in the entry phase. As these market segments continue to evolve, we may experience growth in intervals, with periods of accelerated expansion balanced by periods of modest growth.

See Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K, filed with the SEC on February 28, 2018 for a discussion of risks that may affect our ability to compete.
Financial Statement Overview
In accordance with the modified retrospective adoption requirements of ASC 606 (see Note 3 — Revenue within Notes to the Condensed Consolidated Financial Statements in Part I, Item 1.), the table below sets forth our summarized condensed consolidated statements of comprehensive income and data as a percentage of revenue for the periods indicated. Our results for the three months ended March 31, 2018 have also been presented without the adoption of ASC 606.

	Three Months Ended March 31,
	2018				2017
	As reported		Without adoption of ASC 606		As reported
	($ in millions, except per share data)
Revenue	$2,292	100%	$2,551	100%	$2,319	100%
Costs of providing services
Salaries and benefits	1,377	60%	1,352	53%	1,253	54%
Other operating expenses	423	18%	423	17%	401	17%
Depreciation	49	2%	54	2%	46	2%
Amortization	141	6%	141	6%	151	7%
Restructuring costs	—	—%	—	—%	27	1%
Transaction and integration expenses	43	2%	43	2%	40	2%
Total costs of providing services	2,033		2,013		1,918
Income from operations	259	11%	538	21%	401	17%
Interest expense	51	2%	51	2%	46	2%
Other income, net	(56)	(2)%	(56)	(2)%	(43)	(2)%
Provision for income taxes	43	2%	96	4%	46	2%
Income attributable to non-controlling interests	(6)	—%	(6)	—%	(8)	—%
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$215	9%	$441	17%	$344	15%
Diluted earnings per share	$1.61		$3.31		$2.50
Consolidated Revenue
Revenue for the three months ended March 31, 2018 was $2.3 billion, and $2.6 billion without the adoption of ASC 606. Revenue for the three months ended March 31, 2017 was $2.3 billion, which when compared to current year as-reported revenue, results in a decrease of $27 million, or an increase of $232 million when adjusting for the impact of ASC 606. Adjusting for the impacts of foreign currency, acquisitions and disposals and ASC 606, our organic revenue growth was 6% for the three months ended March 31, 2018. The organic increase in revenue was driven by strong performances in all segments.
Our revenue can be materially impacted by changes in currency conversions, which can fluctuate significantly over the course of a calendar year. For the three months ended March 31, 2018, currency translation increased our consolidated revenue by $123 million. The primary currencies driving these changes were the Euro and Pound sterling.
The following table details our top five markets based on the percentage of consolidated revenue (in U.S. dollars) from the countries where work is performed for the three months ended March 31, 2018. These figures do not represent the currency of the related revenue, which is presented in the next table.

Geographic Region	% of Revenue
United States	40%
United Kingdom	26%
France	7%
Germany	4%
Canada	3%

The table below details the percentage of our revenue and expenses by transactional currency for the three months ended March 31, 2018.

Transactional Currency	Revenue	Expenses (i)
U.S. dollars	49%	47%
Pounds sterling	14%	21%
Euro	21%	14%
Other currencies	16%	18%
____________________

(i)
These percentages exclude certain expenses for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. These items include Merger-related amortization of intangible assets, restructuring costs, and transaction and integration expenses.

The following table sets forth the total revenue for the three months ended March 31, 2018 and 2017 and the components of the change in total revenue for the three months ended March 31, 2018, as compared to the prior year period:

				Components of Revenue Change (i)
	Three Months Ended March 31,		As Reported Change	Currency Impact	Constant Currency Change	Impact of ASC 606	Acquisitions/Divestitures	Organic Change
	2018	2017
	($ in millions)
Revenue	$2,292	$2,319	(1)%	5%	(6)%	(10)%	(1)%	6%
____________________
(i) Components of revenue change may not add due to rounding.
Definitions of Constant Currency Change and Organic Change are included under the section entitled ‘Non-GAAP Financial Measures’ elsewhere within Item 2 of this Form 10-Q.
Segment Revenue
Beginning in 2018, we made certain changes that affect our segment results that are not material. These changes include the realignment of certain businesses within our segments, as well as changes to certain allocation methodologies to better reflect the ongoing nature of our businesses. The prior period comparatives included in the tables below have been retrospectively adjusted to reflect our current segment presentation. See Part I, Item 1. Note 4 — Segment Information of this Form 10-Q report for a further discussion of these changes.
The segment descriptions below should be read in conjunction with the full descriptions of our businesses contained in Part I, Item 1. Business, within our Annual Report on Form 10-K, filed with the SEC on February 28, 2018.
The Company experiences seasonal fluctuations in its revenue. Revenue is typically higher during the Company’s first and fourth quarters due primarily to the timing of broking-related activities, and although the mix of quarterly income will change as a result of the adoption of ASC 606, our first and fourth quarters will continue to be the highest.
Human Capital and Benefits (‘HCB’)
The HCB segment provides an array of advice, broking, solutions and software for our clients. HCB is the largest segment of the Company. The segment is focused on addressing our clients’ people and risk needs to help them take on the challenges of operating in a global marketplace. This segment also delivers full outsourcing solutions to employers outside of the U.S.

The following table sets forth HCB segment revenue for the three months ended March 31, 2018 and 2017, and the components of the change in revenue for the three months ended March 31, 2018 from the three months ended March 31, 2017.

				Components of Revenue Change (i)
	Three Months Ended March 31,		As Reported Change	Currency Impact	Constant Currency Change	Impact of ASC 606	Acquisitions/Divestitures	Organic Change
	2018	2017
	($ in millions)
Segment revenue	$832	$949	(12)%	4%	(16)%	(19)%	(1)%	4%
____________________

(i)	Components of revenue change may not add due to rounding.
HCB segment revenue, for the three months ended March 31, 2018 and 2017 was $832 million and $949 million, respectively. Retirement revenue increased in the first quarter led by North America, Great Britain and International. North America increased as a result of carry-forward bulk lump sum work from last year, a general increase in project work, partially offset by a decline related to the Canadian triennial valuation cycle. Great Britain increased as a result of continued work related to the Pensions Freedom Act and actuarial risk solutions. International revenue growth was driven by strong results in China and Hong Kong. Western Europe revenue declined due to timing in the pension brokerage business and a reduction in demand in the Netherlands which had been expected. Health and Benefits revenue grew across all regions on an organic basis. However on an ASC 606 basis, portions of this growth will appear in future 2018 quarters since revenue is now recognized more consistently throughout the year. Global Benefit sales continue to be strong in Great Britain, Western Europe and International. Revenue growth in North America was muted due to the timing of product revenue, negative timing of MDI and lower new business activity. Talent and Rewards experienced revenue growth in all regions as a result of greater demand for advisory work and software and product revenues. The Technology and Administration business in Great Britain experienced revenue growth as a result of new administration clients and project activity.
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
The following table sets forth CRB revenue for the three months ended March 31, 2018 and 2017, and the components of the change in revenue for the three months ended March 31, 2018 from the three months ended March 31, 2017.

				Components of Revenue Change (i)
	Three Months Ended March 31,		As Reported Change	Currency Impact	Constant Currency Change	Impact of ASC 606	Acquisitions/Divestitures	Organic Change
	2018	2017
	($ in millions)
Segment revenue	$740	$672	10%	7%	3%	(3)%	—%	6%
____________________

(i)	Components of revenue change may not add due to rounding.
CRB segment revenue for the three months ended March 31, 2018 and 2017 was $740 million and $672 million, respectively. Revenue growth was experienced in every region. International led revenue growth, primarily in CEEMEA and Asia, with a slight offset due to softness in Latin America and Australia. Great Britain and North America both had strong growth. Great Britain’s revenue was impacted by the growth noted in CEEMEA, and strong new business in Facultative and Financial Lines. North America’s revenue growth was a result of strong new business, positive timing, and a retention rate of 95%. Western Europe’s growth was led by France’s strong renewal season and strength in Specialty, offset slightly by a decline in Germany.
Investment, Risk and Reinsurance (‘IRR’)
The IRR segment uses a sophisticated approach to risk, which helps clients free up capital and manage investment complexity. The segment works closely with investors, reinsurers and insurers to manage the equation between risk and return. Blending advanced analytics with deep institutional knowledge, IRR identifies new opportunities to maximize performance. IRR provides investment consulting services and insurance specific services and solutions through reserves opinions, software, ratemaking, risk underwriting and reinsurance broking.
The following table sets forth IRR revenue for the three months ended March 31, 2018 and 2017, and the components of the change in revenue for the three months ended March 31, 2018 from the three months ended March 31, 2017.

				Components of Revenue Change (i)
	Three Months Ended March 31,		As Reported Change	Currency Impact	Constant Currency Change	Impact of ASC 606	Acquisitions/Divestitures	Organic Change
	2018	2017
	($ in millions)
Segment revenue	$574	$491	17%	7%	10%	7%	(2)%	5%
____________________
(i) Components of revenue change may not add due to rounding.
IRR segment revenue for the three months ended March 31, 2018 and 2017 was $574 million and $491 million, respectively. Reinsurance grew as a result of solid renewals and strong new business, especially in North America. Wholesale grew from new business momentum and some positive timing as compared to the first quarter of the prior year. Max Matthiessen grew from growth in assets under management and new business. Insurance Consulting and Technology (‘ICT’) grew as a result of an increase in consulting projects and software sales. Investment revenue grew as a result of a new client implementation. Underwriting and Capital Management experienced a decline in constant currency revenue as a result of the divestiture of the U.S. programs business in 2017 and the Loan Protector businesses in the first quarter of 2018.
Benefits Delivery and Administration (‘BDA’)
The BDA segment provides primary medical and ancillary benefit exchange and outsourcing services to active employees and retirees across both the group and individual markets. BDA services individual populations via its ‘group to individual’ technology platform, which tightly integrates patented call routing technology, an efficient quoting and enrollment engine, a custom-developed Customer Relationship Management system and comprehensive insurance carrier connectivity. This segment also delivers group benefit exchanges and full outsourcing solutions serving the active employees of employers across the U.S. BDA uses Software as a Service (‘SaaS’)-based technology and related services to deliver consumer-driven healthcare and reimbursement accounts, including health savings accounts, health reimbursement arrangements, flexible spending accounts and other consumer-directed accounts.
The following table sets forth BDA revenue for the three months ended March 31, 2018 and 2017, and the components of the change in revenue for the three months ended March 31, 2018 from the three months ended March 31, 2017.

				Components of Revenue Change (i)
	Three Months Ended March 31,		As Reported Change	Currency Impact	Constant Currency Change	Impact of ASC 606	Acquisitions/Divestitures	Organic Change
	2018	2017
	($ in millions)
Segment revenue	$122	$181	(32)%	—%	(32)%	(40)%	—%	8%
____________________
(i) Components of revenue change may not add due to rounding.
BDA segment revenue for the three months ended March 31, 2018 and 2017 was $122 million and $181 million, respectively. As a result of adopting ASC 606, revenue in our Medicare broking business in Individual Marketplace is now concentrated in the fourth quarter of each year, and this change is driving the reduction in revenue for the quarter. On an organic basis, Individual Marketplace led the segment growth due to increased membership from the 2017 fall enrollment period. Group Marketplace and Benefits Outsourcing grew as a result of additional 2018 enrollments, and new outsourcing client wins and special projects.

Costs of Providing Services
Total costs of providing services were $2.0 billion for the three months ended March 31, 2018, compared to $1.9 billion for the three months ended March 31, 2017, an increase of $115 million or 6%. See the supplemental information below for further information.
Salaries and benefits
Salaries and benefits for the three months ended March 31, 2018 were $1.4 billion, compared to $1.3 billion for the three months ended March 31, 2017, an increase of $124 million. This increase was primarily a result of higher base salary and medical benefits costs, as well as $25 million of additional costs recognized during the quarter from net deferred cost adjustments related to the impact of ASC 606 in 2018.
Salaries and benefits as a percentage of revenue increased from 54% to 60% for the quarter due to the adoption of ASC 606, which decreased revenue for the first quarter of 2018.
Other operating expenses
Other operating expenses for the three months ended March 31, 2018 were $423 million, compared to $401 million for the three months ended March 31, 2017, an increase of $22 million, or 5%. This $22 million increase was primarily due to higher professional services expenses, partially offset by lower professional liability costs.
Depreciation
Depreciation for the three months ended March 31, 2018 was $49 million, compared to $46 million for the three months ended March 31, 2017, an increase of $3 million, or 7%. This increase was primarily due to a higher depreciable base of assets resulting from additional assets placed in service during 2017.
Amortization
Amortization for the three months ended March 31, 2018 was $141 million, compared to $151 million for the three months ended March 31, 2017, a decrease of $10 million, or 7%. Our intangible amortization was more heavily weighted to the initial years of the useful lives of the related intangibles, and therefore amortization will continue to decrease over time.
Restructuring costs
Restructuring costs were $27 million for the three months ended March 31, 2017.
Costs incurred during the prior year period related to the Operational Improvement Program which was completed, and for which costs were fully accrued by the end of 2017. We spent a cumulative amount of $441 million on restructuring charges for this program since it began in the second quarter of 2014. Refer to Part 1, Item 1. Note 5 — Restructuring Costs for additional information regarding these costs.
Transaction and integration expenses
Transaction and integration expenses for the three months ended March 31, 2018 were $43 million, compared to $40 million for the three months ended March 31, 2017, an increase of $3 million, or 8%. The increase in expenses resulted from ongoing integration efforts resulting from the Merger.
Income from Operations
Income from operations for the three months ended March 31, 2018 was $259 million, compared to $401 million for the three months ended March 31, 2017, a decrease of $142 million. Adjusting for the impact of ASC 606, which reduced operating income in the first quarter of 2018 by $279 million, income from operations would have increased by $137 million. This organic increase was due to strong revenue growth across all segments.
Interest Expense
Interest expense for the three months ended March 31, 2018 was $51 million, compared to $46 million for the three months ended March 31, 2017, an increase of $5 million, or 11%. The increase in interest expense resulted from additional levels of indebtedness.

Other Income, Net
Other income, net for the three months ended March 31, 2018 was $56 million, compared to $43 million for the three months ended March 31, 2017, an increase of $13 million. As a result of the adoption of ASU 2017-07, we now classify all components of net periodic benefit cost except service cost, resulting from our defined benefit plans, in this line item. The additional income in 2018 as compared to the prior year related to additional pension credits and the favorable impact of foreign exchange.
Provision for Income Taxes
Provision for income taxes for the three months ended March 31, 2018 was $43 million, compared with $46 million for the three months ended March 31, 2017, a decrease to income tax expense of $3 million. The effective tax rate was 16.3% for the three months ended March 31, 2018, and 11.6% for the three months ended March 31, 2017. These effective tax rates are calculated using extended values from our condensed consolidated statements of comprehensive income, and are therefore more precise tax rates than can be calculated from rounded values. Our effective tax rate is lower than the U.S. statutory tax rate of 21%. Prior to U.S. Tax Reform, this was primarily due to our global mix of income, which resulted in deductions in jurisdictions with high statutory income tax rates. For 2018, while the U.S. federal corporate income tax rate has decreased as a result of U.S. Tax Reform, certain deferred tax benefits realized as a result of both the Merger and deductions in jurisdictions with high statutory income tax rates have now been reduced as well. This offsets, in part, the benefit of U.S. Tax Reform, thus increasing our effective income tax rate.
Net Income Attributable to Willis Towers Watson
Net income attributable to Willis Towers Watson for the three months ended March 31, 2018 was $215 million, compared to $344 million for the three months ended March 31, 2017, a decrease of $129 million, or 38%. Adjusting for the impact of ASC 606, which reduced net income in the first quarter of 2018 by $226 million, net income attributable to Willis Towers Watson would have increased by $97 million. This organic increase was due to strong revenue growth across all segments.
Supplemental Information - Adoption of New Revenue Standard
As discussed in the notes to the condensed consolidated financial statements, Note 3 — Revenue, the Company adopted ASC 606, Revenue from Contracts with Customers, as of January 1, 2018. Since the Company adopted the guidance using the modified retrospective method, the Company has provided the impact to the affected financial statement line items within the condensed consolidated financial statements for 2018; the 2017 comparative financial statement line items have not been restated in accordance with the new standard. In an effort to help the readers of this Form 10-Q better understand the impact that this guidance has on our reported segment results, we have included below the revenue and operating income by segment as reported, as well as without the adoption of ASC 606, and a brief explanation of the changes (amounts exclude results not allocated to the operating segments):

	Three Months Ended March 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change
HCB
Revenue	$832	$1,022	$(190)	a
Operating income	193	384	(191)	a, e
CRB
Revenue	740	758	(18)	b
Operating income	125	146	(21)	b, f
IRR
Revenue	574	539	35	c
Operating income	261	241	20	c, f
BDA
Revenue	122	195	(73)	d
Operating (loss)/income	(32)	42	(74)	d, e

Explanation of Changes
Revenue and operating expenses were adjusted for the following significant changes:

a.
Revenue recognition for certain arrangements in our Health and Benefits broking business will now be recognized evenly over the year to reflect the nature of the ongoing obligations to our customers, as well as receipt of the monthly commissions. These contracts are monthly or annual in nature and are considered complete as of the transition date for all contracts entered into for 2017 and prior years. The total reduction to revenue as a result of this change for the three months ended March 31, 2018 was $190 million.

b.
Revenue recognition for certain Affinity broking arrangements that was recognized at a point in time on the effective date of the policy is now being recognized over the policy year to reflect the ongoing nature of our services.

c.
The most significant change in our IRR segment results is due to the change in accounting for our proportional treaty reinsurance broking arrangements. The revenue recognition for proportional treaty reinsurance broking commissions has moved from recognition upon the receipt of the monthly or quarterly treaty statements from the ceding insurance carriers, to the recognition of an estimate of expected commissions upon the policy effective date. For the three months ended March 31, 2018, ASC 606 revenue was higher than ASC 605 revenue by approximately $24 million related to this adjustment.

d.
The majority of revenue recognition within our Medicare broking arrangements in Individual Marketplace has moved from monthly ratable recognition over the policy period, to recognition upon placement of the policy. Consequently, the Company will now recognize approximately two-thirds of one calendar year of expected commissions during the fourth quarter of the preceding calendar year. The remainder of the revenue is recognized consistently with methods used prior to the adoption of ASC 606. During the three months ended March 31, 2018, the accounting for this revenue stream under ASC 606 resulted in a reduction of revenue from ASC 605 of $73 million.

e.
System implementation activities — For those portions of the business that previously deferred costs, the length of time over which we amortize those costs will extend to a longer estimated contract term. For the 2017 calendar year and prior, these costs were amortized over a typical period of 3-5 years in accordance with the initial stated terms of the customer agreements. Additionally, the composition of deferred costs has been adjusted to reflect the guidance in ASC 606. These adjustments resulted in an increase in expenses of $2 million for the three months ended March 31, 2018.

f.
Other arrangements — This guidance now applies to our broking arrangements. The costs deferred for our broking arrangements will typically be amortized within one year. For the three months ended March 31, 2018, these changes resulted in an increase in expenses of $18 million.

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
Also on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (‘SAB 118’), which provides guidance on accounting for the tax effects of the U.S. Tax Reform. SAB 118 provides for a measurement period that should not extend beyond one year from the U.S. Tax Reform enactment date for companies to complete the accounting under Accounting Standards Codification (‘ASC’) 740, Income Taxes (‘ASC 740’). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of U.S. Tax Reform for which the accounting under ASC 740 is complete. Adjustments to incomplete and unknown amounts will be recorded and disclosed prospectively during the measurement period. To the extent that a company’s accounting for certain income tax effects of U.S. Tax Reform is incomplete, but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of U.S. Tax Reform.
As of March 31, 2018, our accounting for U.S. Tax Reform is incomplete. However, as noted in our 2017 Annual Report on Form 10-K, the Company was able to make reasonable estimates of certain effects and recorded provisional adjustments. We expect to complete our accounting within the measurement period for all provisional amounts.
For the following provisional items, we did not record any additional measurement period adjustments during the period ended March 31, 2018, for the following reasons:
Reduction of the federal corporate tax rate – The provisional amount of $208 million income tax benefit recorded at December 31, 2017 may be affected due to the continued refinement of our transition tax calculation, additional analysis of tax amounts in other comprehensive income, future guidance issued or other items relating to U.S. Tax Reform. We will continue to analyze and refine our calculations related to the measurement of the deferred tax balances.
Indefinite reinvestment assertion – The provisional amount of $1 million for foreign withholding and state income taxes in relation to the future repatriation of earnings previously deemed indefinitely reinvested may be affected by our global working capital and cash requirements.
Bonus Depreciation – The provisional tax deduction of $40 million may be affected by the Company’s ongoing analysis of capital expenditures that qualify for immediate expensing.
Executive compensation – The provisional income tax expense of $8 million relating to our compensation plans not qualifying for the binding contract exception may be affected by the completion of our analysis of the binding contract requirement on our various compensation plans.
For the following provisional items, incremental measurement adjustments were recognized during the period ended March 31, 2018, but the item is still determined to be provisional for the following reasons:
One-time transition tax – The one-time transition tax is based on the Company’s total post-1986 earnings and profits (‘E&P’) that it previously deferred from U.S. income taxes. The Company originally recorded a provisional amount for the one time transition tax liability for its foreign subsidiaries owned by U.S. corporate shareholders, resulting in a U.S. federal income tax expense of $70 million and state income tax expense of $2 million. However, the Internal Revenue Service (‘IRS’) clarified the application of the ‘with’ and ‘without’ approach for calculating the transition tax liability in determining the amount payable over eight years, and as it will appear on the U.S. federal corporate income tax return. Based on this guidance the Company has revised its provisional estimate for the U.S. federal transition tax liability. The provisional amount of U.S. federal transition tax liability has been reduced by $64 million due to the utilization of interest loss carryforwards resulting from the transition tax income inclusion. The Company has not made any further measurement period adjustments related to the transition tax. The Company expects to revise its estimates of E&P, non-U.S. income taxes and cash balances throughout 2018 which could affect the measurement of this liability. Furthermore, additional guidance may be released which could also impact these estimates.
GILTI – U.S. Tax Reform creates a new requirement that certain income (i.e., GILTI) earned by controlled foreign corporations (‘CFCs’) must be included currently in the gross income of the CFCs’ U.S. shareholder. The FASB Staff Q&A, Topic 740 No. 5, Accounting for GILTI, states that an entity can make a policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI resulting from those items in the period the tax is incurred. The Company is treating the taxes due on U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the ‘period cost method’) and has included a reasonable estimate of the GILTI in its full year estimated annual effective tax rate; it is not expected to be material. We will continue to refine our calculations based on future guidance and actual results, which may result in changes to this amount.
The Company's accounting for changes in its valuation allowance as a result of U.S. Tax Reform is incomplete, and it is not yet able to make reasonable estimates of the realizability of certain deferred tax assets. The Company must assess whether valuation allowance assessments are affected by various aspects of U.S. Tax Reform (e.g., limitation on net interest expense in excess of 30% of adjusted taxable income). As of March 31, 2018, no provisional adjustments have been recorded.

Liquidity and Capital Resources
Executive Summary
Our principal sources of liquidity are funds generated by operating activities, available cash and cash equivalents and amounts available under our revolving credit facilities or new debt offerings.
Based on our current balance sheet and cash flows, current market conditions and information available to us at this time, we believe that Willis Towers Watson has sufficient liquidity, which includes our undrawn revolving credit facilities, to meet our cash needs for the next twelve months, including investing in the business for growth, creating value through the integration of Willis, Towers Watson and Gras Savoye, scheduled debt repayments, dividend payments, and contemplated share repurchases, subject to market conditions and other factors.
The Company accrues taxes related to the undistributed earnings of subsidiaries when the Company expects that it will recover those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of our subsidiaries. As a result of U.S. Tax Reform, we have analyzed our global working capital and cash requirements and the potential tax liabilities attributable to a repatriation, and have changed our assertion with respect to certain legacy Towers Watson subsidiaries. For those subsidiaries from which we were able to make a reasonable estimate of the tax effects of such repatriation, we have recorded an estimate for foreign withholding and state income taxes. If future events, including material changes in estimates of cash, working capital, long-term investment requirements or additional guidance relating to U.S. Tax Reform, necessitate that these earnings be distributed, an additional provision for income and foreign withholding taxes, net of credits, may be necessary. Other potential sources of cash may be through the settlement of intercompany loans or return of capital distributions in a tax-efficient manner.
Events that could change the historical cash flow dynamics discussed above include significant changes in operating results, potential future acquisitions or divestitures, material changes in geographic sources of cash, unexpected adverse impacts from litigation or regulatory matters, or future pension funding during periods of severe downturn in the capital markets.
Assets and liabilities associated with non-U.S. entities have been translated into U.S. dollars as of March 31, 2018 at U.S. dollar rates that fluctuate compared to historical periods. As a result, cash flows derived from changes in the condensed consolidated balance sheets include the impact of the change in foreign exchange translation rates.
Cash and Cash Equivalents
Our cash and cash equivalents at March 31, 2018 totaled $954 million, compared to $1.0 billion at December 31, 2017. The decrease in cash from December 31, 2017 to March 31, 2018 was primarily due to higher discretionary compensation payments made in 2018 for the 2017 compensation cycle, as well as capital expenditures.
Additionally, at March 31, 2018, $301 million was available to draw against our $1.25 billion revolving credit facility as compared to $362 million, which was available to draw against the facility at December 31, 2017.
Included within cash and cash equivalents at March 31, 2018 and December 31, 2017 are amounts held for regulatory capital adequacy requirements, including $90 million held within our regulated U.K. entities at both balance sheet dates presented.
Summarized Condensed Consolidated Cash Flows
The following table presents the summarized condensed consolidated cash flow information for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Net cash from/(used in):
Operating activities	$18	$95
Investing activities	(79)	(82)
Financing activities	(24)	14
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(85)	27
Effect of exchange rate changes on cash and cash equivalents	9	4
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,030	870
CASH AND CASH EQUIVALENTS, END OF PERIOD	$954	$901

Cash Flows From Operating Activities
Cash flows from operating activities were $18 million for the three months ended March 31, 2018, compared to cash flows from operating activities of $95 million for the three months ended March 31, 2017. The $18 million of net cash from operating activities for the three months ended March 31, 2018 included net income of $221 million, adjusted for $138 million of non-cash adjustments, largely offset by changes in operating assets and liabilities of $341 million. This decrease in cash flows from operations as compared to the prior year, primarily resulted from higher discretionary compensation payments made in 2018 for the 2017 compensation cycle.
The $95 million of cash flows from operating activities for the three months ended March 31, 2017 included net income of $352 million, adjusted for $119 million of non-cash items to reconcile net income to cash provided by operating activities, partially offset by changes in operating assets and liabilities of $376 million.
Cash Flows Used In Investing Activities
Cash flows used in investing activities for the three months ended March 31, 2018 and March 31, 2017 were $79 million and $82 million, respectively, primarily driven by capital expenditures and capitalized software additions.
Cash Flows (Used In)/From Financing Activities
Cash flows used in financing activities for the three months ended March 31, 2018 were $24 million. The significant financing activities included dividend payments of $68 million, which were partially offset by net borrowings of $40 million.
Cash flows from financing activities for the three months ended March 31, 2017 were $14 million. The significant financing activities included net borrowings of $219 million, which were offset by share repurchases of $156 million and dividend payments of $65 million.
Indebtedness
Total debt, total equity, and the capitalization ratios at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018	December 31, 2017
	($ in millions)
Long-term debt	$4,507	$4,450
Short-term debt and current portion of long-term debt	85	85
Total debt	$4,592	$4,535

Total Willis Towers Watson shareholders’ equity	$10,672	$10,126

Capitalization ratio	30.1%	30.9%
At March 31, 2018, our material mandatory debt repayments over the next twelve months include scheduled repayments of $85 million on our term loan maturing in 2019.
At March 31, 2018 and December 31, 2017, we were in compliance with all financial covenants.
Fiduciary Funds
As an intermediary, we hold funds, generally in a fiduciary capacity, for the account of third parties, typically as the result of premiums received from clients that are in transit to insurers and claims due to clients that are in transit from insurers. We report premiums, which are held on account of, or due from, clients as assets with a corresponding liability due to the insurers. Claims held by, or due to us, which are due to clients, are also shown as both Fiduciary assets and Fiduciary liabilities on our condensed consolidated balance sheets.
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

At March 31, 2018 and December 31, 2017, we had fiduciary funds of $3.6 billion and $3.3 billion, respectively.
Share Repurchase Program
The Company is authorized to repurchase shares, by way of redemption, and will consider whether to do so from time to time, based on many factors, including market conditions. At March 31, 2018, approximately $1.0 billion remained on the current repurchase authority. The maximum number of shares that could be repurchased based on the closing price of our ordinary shares on March 31, 2018 of $152.19 was 6,575,476.
There are no expiration dates for the repurchase plans or programs. During the three months ended March 31, 2018, the Company had no repurchase activity, however repurchase activity has resumed in the second quarter of 2018.
Capital Commitments
Capital expenditures for fixed assets and software for internal use were $65 million during the three months ended March 31, 2018. The Company estimates that there will be additional such expenditures of approximately $185 million during the remainder of 2018. We expect cash from operations to adequately provide for these cash needs. There have been no material changes to our capital commitments since December 31, 2017.
Dividends
Total cash dividends of $68 million were paid during the three months ended March 31, 2018. In February 2018, the board of directors approved a quarterly cash dividend of $0.60 per share ($2.40 per share annualized rate), which was paid on April 16, 2018 to shareholders of record as of March 31, 2018.
Off-Balance Sheet Arrangements and Contractual Obligations
Off-Balance Sheet Transactions
See Part II, Item 7. ‘Off-Balance Sheet Arrangements and Contractual Obligations’ in our Annual Report on Form 10-K, filed with the SEC on February 28, 2018, for a discussion pertaining to off-balance sheet transactions.
Contractual Obligations
Operating Leases. We lease office space and furniture under operating lease agreements with terms typically ranging from three to twenty years. We have determined that there is not a large concentration of leases that will expire in any one fiscal year. Consequently, management anticipates that any increase in future rent expense on leases will be mainly market-driven. We also lease cars and selected computer equipment under operating lease agreements. For acquired operating leases, intangible assets or liabilities have been recognized for the difference between the contractual cash obligations and the estimated market rates at the time of acquisition. These intangibles are amortized to rent expense but do not affect our contractual cash obligations. There have been no material changes to our operating lease obligations since we filed our Annual Report on Form 10-K with the SEC on February 28, 2018.
Transition Tax. During the three months ended December 31, 2017, the Company recorded a provisional $70 million tax payable for the one-time Federal transition tax liability for its foreign subsidiaries owned by U.S. corporate shareholders. During the three months ended March 31, 2018, the IRS clarified the application of the ‘with’ and ‘without’ approach for calculating the transition tax liability in determining the amount payable over eight years and as it will appear on the U.S. federal corporate income tax return. Based on this guidance the Company has revised its provisional estimate for the U.S. federal transition tax liability. The provisional amount of U.S. federal transition tax liability has been reduced by $64 million due to the utilization of interest loss carryforwards resulting from the transition tax income inclusion. The Company will continue to elect to pay the $6 million one-time tax liability over an eight-year period without interest. The Company has not made any further measurement-period adjustments related to transition tax.
Material changes to our other contractual obligations since we filed our Annual Report on Form 10-K with the SEC on February 28, 2018, are discussed in Note 9 — Debt and Note 11 — Retirement Benefits.
Non-GAAP Financial Measures
In order to assist readers of our condensed consolidated financial statements in understanding the core operating results that Willis Towers Watson’s management uses to evaluate the business and for financial planning purposes, we present the following non-GAAP measures and their most directly comparable U.S. GAAP measure:

Most Directly Comparable U.S. GAAP Measure	Non-GAAP Measure
As reported change	Constant currency change
As reported change	Organic change
Income from operations	Adjusted operating income
Net income	Adjusted EBITDA
Net income attributable to Willis Towers Watson	Adjusted net income
Diluted earnings per share	Adjusted diluted earnings per share
Income from operations before income taxes	Adjusted income before taxes
Provision for income taxes/U.S. GAAP tax rate	Adjusted income taxes/tax rate
Net cash from operating activities	Free cash flow
The Company believes that these measures are relevant and provide useful information widely used by analysts, investors and other interested parties in our industry to provide a baseline for evaluating and comparing our operating performance, and in the case of free cash flow, our liquidity results.
Additionally in 2018, we adopted ASC 606, which has a material impact on the amount, timing and classification of certain revenue and costs included in our condensed consolidated financial statements. Since the Company adopted the guidance using the modified retrospective method, it has provided the impact to the affected financial statement line items within the condensed consolidated financial statements for 2018; the 2017 comparative financial statement line items have not been restated in accordance with the new standard. In an effort to help the readers of this Form 10-Q better understand the impact that this guidance had on our non-GAAP measures, we have presented these measures as reported, as well as without the adoption of ASC 606, and a brief explanation of the changes.
Furthermore, the compensation for senior executives under certain long-term incentive programs is determined based on the results of our non-GAAP measures for the period 2016 through 2018 calculated without the adoption of ASC 606. Therefore, to ensure transparency, we consider it necessary to also provide the non-GAAP measures without the adoption of ASC 606. This will enable financial statement users the ability to evaluate management’s performance based on the same elements utilized for performance-based remuneration.
Within the measures referred to as “adjusted”, we adjust for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. Some of these items may not be applicable for the current quarter, however they are expected to be part of our full-year results. These items include the following:

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

•	Gains and losses on disposals of operations - Adjustment to remove the gain or loss resulting from disposed operations.

•	Pension settlement and curtailment gains and losses - Adjustment to remove significant pension settlement and curtailment gains and losses to better present how the Company is performing.

•	Provisions for significant litigation - We will include provisions for litigation matters which we believe are not representative of our core business operations.

•	Venezuelan currency devaluation - Foreign exchange losses incurred as a consequence of the Venezuelan government’s enforced changes to exchange rate mechanisms.

•
Tax effects of internal reorganization - Relates to the U.S. income tax expense resulting from the completion of internal reorganizations of the ownership of certain businesses that reduced the investments held by our U.S.-controlled subsidiaries.

•
Tax effect of U.S. Tax Reform - Relates to the (1) U.S. income tax adjustment of deferred taxes upon the change in the federal corporate tax rate, (2) the impact of the one-time transition tax on accumulated foreign earnings net of foreign tax credits, and (3) the re-measurement of our net deferred tax liabilities associated with the U.S. tax on certain foreign earnings offset with a write-off of deferred tax assets that will no longer be realizable under U.S. Tax Reform.

These non-GAAP measures are not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies. Non-GAAP measures should be considered in addition to, and not as a substitute for, the information contained within our condensed consolidated financial statements.
Constant Currency Change and Organic Change
We evaluate our revenue on an as reported (U.S. GAAP), constant currency and organic basis. We believe presenting constant currency and organic information provides valuable supplemental information regarding our comparable results, consistent with how we evaluate our performance internally.

•
Constant currency change - Represents the year over year change in revenue excluding the impact of foreign currency fluctuations. To calculate this impact, the prior year local currency results are first translated using the current year monthly average exchange rates. The change is calculated by comparing the prior year revenue, translated at the current year monthly average exchange rates, to the current year as reported revenue, for the same period. We believe constant currency measures provide useful information to investors because they provide transparency to performance by excluding the effects that foreign currency exchange rate fluctuations have on period-over-period comparability given volatility in foreign currency exchange markets.

•
Organic change - Excludes the impact of fluctuations in foreign currency exchange rates as described above, the period-over-period impact of acquisitions and divestitures and the impact of adopting ASC 606 on 2018 revenue. We believe that excluding transaction-related items from our U.S. GAAP financial measures provides useful supplemental information to our investors, and it is important in illustrating what our core operating results would have been had we not included these transaction-related items, since the nature, size and number of these transaction-related items can vary from period to period.

The constant currency and organic change results, and a reconciliation from the reported results for consolidated revenue are included in the Consolidated Revenue section within this Form 10-Q. These measures are also reported by segment in the Segment Revenue section within this Form 10-Q.
A reconciliation of the reported changes to the constant currency and organic changes for the three months ended March 31, 2018 from the three months ended March 31, 2017 is as follows:

				Components of Revenue Change(i)
	Three Months Ended March 31,		As Reported Change	Currency Impact	Constant Currency Change	Impact of ASC 606	Acquisitions/Divestitures	Organic Change
	2018	2017
	($ in millions)
Revenue	$2,292	$2,319	(1)%	5%	(6)%	(10)%	(1)%	6%
____________________
(i) Components of revenue change may not add due to rounding.
Adjusting for the impacts of foreign currency, acquisitions and disposals and ASC 606 in the calculation of our organic activity, our revenue grew by 6% for the three months ended March 31, 2018. The organic increase in revenue was driven by strong performances in all segments.
Adjusted Operating Income
We consider adjusted operating income to be an important financial measure, which is used to internally evaluate and assess our core operations and to benchmark our operating results against our competitors.
Adjusted operating income is defined as income from operations adjusted for amortization, restructuring costs, transaction and integration expenses, and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results.

A reconciliation of income from operations to adjusted operating income for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,
	2018		2017
	As reported	Without adoption of ASC 606	As reported
	(in millions)
Income from operations	$259	$538	$401
Adjusted for certain items:
Amortization	141	141	151
Restructuring costs	—	—	27
Transaction and integration expenses	43	43	40
Adjusted operating income	$443	$722	$619
Adjusted operating income without the adoption of ASC 606 increased for the three months ended March 31, 2018 to $722 million, compared to $619 million for the three months ended March 31, 2017, as a result of strong revenue growth during the quarter from increased client demand across all segments.
Adjusted EBITDA
We consider adjusted EBITDA to be an important financial measure, which is used internally to evaluate and assess our core operations, to benchmark our operating results against our competitors, and to evaluate and measure our performance-based compensation plans.
Adjusted EBITDA is defined as net income adjusted for provision for income taxes, interest expense, depreciation and amortization, restructuring costs, transaction and integration expenses, (gain)/loss on disposal of operations and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results.
A reconciliation of net income to adjusted EBITDA for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,
	2018		2017
	As reported	Without adoption of ASC 606	As reported
	(in millions)
NET INCOME	$221	$447	$352
Provision for income taxes	43	96	46
Interest expense	51	51	46
Depreciation	49	54	46
Amortization	141	141	151
Restructuring costs	—	—	27
Transaction and integration expenses	43	43	40
Loss on disposal of operations	9	9	—
Adjusted EBITDA	$557	$841	$708
Adjusted EBITDA without the adoption of ASC 606 for the three months ended March 31, 2018 was $841 million, compared to $708 million for the three months ended March 31, 2017. This increase was primarily due to revenue growth from increased client demand across all segments.
Adjusted Net Income and Adjusted Diluted Earnings Per Share
Adjusted net income is defined as net income attributable to Willis Towers Watson adjusted for amortization, restructuring costs, transaction and integration expenses, (gain)/loss on disposal of operations and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results, the related tax effect of those adjustments and the tax effects of internal reorganizations and U.S. Tax Reform. This measure is used solely for the purpose of calculating adjusted diluted earnings per share.
Adjusted diluted earnings per share is defined as adjusted net income divided by the weighted average number of shares of common stock, diluted. Adjusted diluted earnings per share is used to internally evaluate and assess our core operations and to benchmark our operating results against our competitors.
A reconciliation of net income attributable to Willis Towers Watson to adjusted diluted earnings per share for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,
	2018		2017
	As reported	Without adoption of ASC 606	As reported
	($ in millions)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$215	$441	$344
Adjusted for certain items:
Amortization	141	141	151
Restructuring costs	—	—	27
Transaction and integration expenses	43	43	40
Loss on disposal of operations	9	9	—
Tax effect on certain items listed above (i)	(47)	(47)	(69)
Tax effects of internal reorganization	—	—	19
Adjusted net income	$361	$587	$512

Weighted average shares of common stock — diluted	133	133	138

Diluted earnings per share	$1.61	$3.31	$2.50
Adjusted for certain items:
Amortization	1.06	1.06	1.09
Restructuring costs	—	—	0.19
Transaction and integration expenses	0.32	0.32	0.29
Loss on disposal of operations	0.07	0.07	—
Tax effect on certain items listed above (i)	(0.35)	(0.35)	(0.50)
Tax effects of internal reorganization	—	—	0.14
Adjusted diluted earnings per share	$2.71	$4.41	$3.71

__________________________
(i) The tax effect was calculated using an effective tax rate for each item.
Our adjusted diluted earnings per share without the adoption of ASC 606 increased for the three months ended March 31, 2018 as compared to the prior year primarily due to revenue growth from increased client demand across all segments.
Adjusted Income Before Taxes and Adjusted Income Taxes/Tax Rate
Adjusted income before taxes is defined as income from operations before income taxes adjusted for amortization, restructuring costs, transaction and integration expenses, (gain)/loss on disposal of operations and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results. Adjusted income before taxes is used solely for the purpose of calculating the adjusted income tax rate.
Adjusted income taxes/tax rate is defined as the provision for/(benefit from) income taxes adjusted for taxes on certain items of amortization, restructuring costs, transaction and integration expenses, (gain)/loss on disposal of operations, the tax effects of internal reorganizations and U.S. Tax Reform and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results, divided by adjusted income before taxes. Adjusted income taxes is used solely for the purpose of calculating the adjusted income tax rate.

Management believes that the adjusted income tax rate presents a rate that is more closely aligned to the rate that we would incur if not for the reduction of pre-tax income for the adjusted items and the tax effects of our internal reorganization, which are not core to our current and future operations.
A reconciliation of income from operations before income taxes to adjusted income before taxes and provision for income taxes to adjusted income taxes for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,
	2018		2017
	As reported	Without adoption of ASC 606	As reported
	($ in millions)
INCOME FROM OPERATIONS BEFORE INCOME TAXES	$264	$543	$398
Adjusted for certain items:
Amortization	141	141	151
Restructuring costs	—	—	27
Transaction and integration expenses	43	43	40
Loss on disposal of operations	9	9	—
Adjusted income before taxes	$457	$736	$616

Provision for income taxes	$43	$96	$46
Tax effect on certain items listed above (i)	47	47	69
Tax effects of internal reorganization	—	—	(19)
Adjusted income taxes	$90	$143	$96

U.S. GAAP tax rate	16.3%	17.9%	11.6%
Adjusted income tax rate	19.7%	19.6%	15.6%
__________________________
(i) The tax effect was calculated using an effective tax rate for each item.
Our U.S. GAAP tax rate is lower than the U.S. statutory tax rate of 21%. Prior to U.S. Tax Reform, this was primarily due to our global mix of income, which resulted in deductions in jurisdictions with high statutory income tax rates. For 2018, while the U.S. federal corporate income tax rate has decreased as a result of U.S. Tax Reform, certain deferred tax benefits realized as a result of both the Merger and deductions in jurisdictions with high statutory income tax rates have now been reduced as well. This offsets, in part, the benefit of U.S. Tax Reform, thus increasing our income tax rate. Our U.S. GAAP tax rate without the adoption of ASC 606 was 17.9% and 11.6% for the three months ended March 31, 2018 and 2017, respectively.
Our adjusted income tax rates without the adoption of ASC 606 were 19.6% and 15.6% for the three months ended March 31, 2018 and 2017, respectively. While the U.S. federal corporate income tax rate has decreased as a result of U.S. Tax Reform, deductions in jurisdictions with high statutory income tax rates have been reduced as well. This offsets, in part, the benefit of U.S. Tax Reform, thus increasing our adjusted income tax rate.
Free Cash Flow
Free cash flow is defined as cash flows from operating activities less cash used to purchase fixed assets and software for internal use and is used to evaluate our liquidity.

A reconciliation of cash flows from operating activities to free cash flow for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,
	2018		2017
	As reported	Without adoption of ASC 606	As reported
	(in millions)
Cash flows from operating activities	$18	$28	$95
Less: Additions to fixed assets and software for internal use	(65)	(65)	(62)
Free cash flow	$(47)	$(37)	$33
The decrease in free cash flows without the adoption of ASC 606 in 2018 as compared to 2017 primarily resulted from higher discretionary compensation payments made in 2018 for the 2017 compensation cycle.
Critical Accounting Policies and Estimates
As a result of the adoption of ASC 606, the Company has updated its Critical Accounting Policies and Estimates to include a discussion of certain significant estimates and judgments regarding the accounting for revenue and costs to fulfill customer contracts.
Revenue recognition
We use significant estimates related to revenue recognition most commonly during our estimation of the transaction prices or where we recognize revenue over time on a proportional performance basis. A brief description of these policies and estimates is included below:
Estimation of transaction prices — This process occurs most frequently in certain broking transactions. In situations in which our fees are not fixed but are variable, we must estimate the likely commission per policy, taking into account the likelihood of cancellation before the end of the policy. For Medicare broking, Affinity arrangements and proportional treaty reinsurance broking, the commissions to which we will be entitled can vary based on the underlying individual insurance policies that are placed. For proportional treaty reinsurance broking in particular, we base the estimate of transaction prices on supportable evidence from an analysis of past transactions, and only include amounts that are probable of being received or not refunded (referred to as applying ‘constraint’ under ASC 606). This results in us estimating a transaction price that may be significantly lower than the ultimate amount of commissions we may collect. The transaction price is then adjusted over time as we receive confirmation of our remuneration through receipt of treaty statements.
Proportional performance basis over time recognition — Where we recognize revenue on a proportional performance basis, primarily in our consulting and outsourced administration arrangements, the amount we recognize is affected by a number of factors that can change the estimated amount of work required to complete the project, such as the staffing on the engagement and/or the level of client participation. Our periodic engagement evaluations require us to make judgments and estimates regarding the overall profitability and stages of project completion that, in turn, affect how we recognize revenue. We recognize a loss on an engagement when estimated revenues to be received for that engagement are less than the total estimated costs associated with the engagement. Losses are recognized in the period in which the loss becomes probable and the amount of the loss is reasonably estimable.
Costs to fulfill broking contracts
For our broking business, the Company must estimate the fulfillment costs incurred during the pre-placement of the broking contracts.  These judgments include:

•	which activities in the pre-placement process should be eligible for capitalization;

•	the amount of time and effort expended on those pre-placement activities;

•	the amount of payroll and related costs eligible for capitalization; and,

•	the monthly or quarterly timing of underlying insurance and reinsurance policy inception dates.
There were no other changes from the Critical Accounting Policies and Estimates disclosed in our 2017 Annual Report on Form 10-K, filed with the SEC on February 28, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have considered changes in our exposure to market risks during the three months ended March 31, 2018 and have determined that there have been no material changes to our exposure to market risks from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 28, 2018.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2018, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (‘CEO’) and the Chief Financial Officer (‘CFO’), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined by Exchange Act Rule 13a-15(e). Based upon that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures are effective in ensuring that the information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the CEO and the CFO, as appropriate, to allow for timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1. regarding our legal proceedings is incorporated by reference herein from Part I, Item 1. Note 12 — Commitments and Contingencies - Legal Proceedings of the notes to the condensed consolidated financial statements in this Form 10-Q for the quarter ended March 31, 2018.
ITEM 1A. RISK FACTORS
Except as described below, there are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2018. We urge you to read the risk factors contained in our Annual Report.
Sanctions imposed by governments, or changes to such sanction regulations, could have a material adverse impact on our operations or financial results.
Our businesses are subject to the risk of sanctions imposed by the U.S., the E.U. and other governments.  See our Annual Report on Form 10-K under ‘Risk Factors - In conducting our businesses around the world, we are subject to political, economic, legal, cultural, market, nationalization, operational and other risks that are inherent in operating in many countries.’
In recent months, the scope of actual and potential sanctions that may impact our business has increased. A significant example of this relates to Russia and the recent designation by the U.S. of a number of individuals and companies, and there is a potential for broader sanctions in the future from the U.S., the E.U., the U.K., and others. In addition, proposed legislation in Russia could allow counter-sanctions to be imposed that may impact our business. It is not yet clear what form any counter-sanctions in Russia might take and how they may impact our business.  Further, it is not yet clear whether market dynamics in Russia may disadvantage local companies controlled by foreign holding companies.  As a result, we cannot predict the impact of changes in U.S., E.U., U.K., Russian or other sanctions, and such changes could have a material adverse impact on our operations or financial results.
If a U.S. person is treated as owning at least 10% of our shares, such holder may be subject to adverse U.S. federal income tax consequences.
As a result of U.S. Tax Reform, many of our non-U.S. subsidiaries are now classified as ‘controlled foreign corporations’ (‘CFCs’) for U.S. federal income tax purposes due to the expanded application of certain ownership attribution rules within a multinational corporate group. If a U.S. person is treated as owning (directly, indirectly or constructively) at least 10% of the value or voting power of our shares, such person may be treated as a ‘U.S. shareholder’ with respect to one or more of our CFC subsidiaries.  In addition, if our shares are treated as owned more than 50% by U.S. shareholders, we would be treated as a CFC. A U.S. shareholder of a CFC may be required to annually report and include in its U.S. taxable income, as ordinary income, its pro-rata share of ‘Subpart F income,’ ‘global intangible low-taxed income,’ and investments in U.S. property by CFCs, whether or not we make any distributions to such U.S. shareholder. An individual U.S. shareholder generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a corporate U.S. shareholder with respect to a CFC.  A failure by a U.S. shareholder to comply with its reporting obligations may subject the U.S. shareholder to significant monetary penalties and may extend the statute of limitations with respect to the U.S. shareholder’s U.S. federal income tax return for the year for which such reporting was due. We cannot provide any assurances that we will assist investors in determining whether we or any of our non-U.S. subsidiaries are CFCs or whether any investor is a U.S. shareholder with respect to any such CFCs. We also cannot guarantee that we will furnish to U.S. shareholders information that may be necessary for them to comply with the aforementioned obligations. U.S. investors should consult their own advisors regarding the potential application of these rules to their investments in us.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2018, no shares were issued by the Company without registration under the Securities Act of 1933, as amended.
(c) Issuer Purchases of Equity Securities
The Company is authorized to repurchase shares, by way of redemption, and will consider whether to do so from time to time, based on many factors, including market conditions. There are no expiration dates for these repurchase plans or programs.
There was no share repurchase activity during the three months ended March 31, 2018.

The maximum number of shares that may yet be purchased under the existing stock repurchase plan is 6,575,476. At March 31, 2018, approximately $1.0 billion remained on the current open-ended repurchase authorities granted by the board. An estimate of the maximum number of shares under the existing authorities was determined using the closing price of our ordinary shares on March 31, 2018 of $152.19.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification of the Registrant’s Chief Executive Officer, John J. Haley, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*
31.2	Certification of the Registrant’s Chief Financial Officer, Michael J. Burwell, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*
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

Willis Towers Watson Public Limited Company
(Registrant)

/s/ John J. Haley		May 8, 2018
Name:	John J. Haley	Date
Title:	Chief Executive Officer

/s/ Michael J. Burwell		May 8, 2018
Name:	Michael J. Burwell	Date
Title:	Chief Financial Officer

/s/ Susan D. Davies		May 8, 2018
Name:	Susan D. Davies	Date
Title:	Principal Accounting Officer and Controller