Form 10-K/A
period 2017-12-31
WILLIS TOWERS WATSON PLC
filed 2018-06-06
CIK 1140536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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
DOCUMENTS INCORPORATED BY REFERENCE
None.

WILLIS TOWERS WATSON
INDEX TO AMENDMENT No. 1 on FORM 10-K/A
For the year ended December 31, 2017

Explanatory Note
This Amendment No. 1 on Form 10-K/A (the ‘Amendment’) amends Willis Towers Watson Public Limited Company’s (the ‘Company’) Annual Report on Form 10-K for the year ended December 31, 2017, as originally filed with the Securities and Exchange Commission on February 28, 2018 (the ‘Original Filing’). The Company is filing this Amendment solely to include an additional paragraph in the opinion on the 2017 financial statements of its independent auditor, Deloitte and Touche LLP, describing their procedures performed in auditing the 2017 adjustments of the Company’s reportable segment structure and adoption of ASU 2016-09 on a full retrospective basis to prior years, and their opinion on the appropriateness and proper application of such adjustments.
As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof. We have also updated our XBRL information to be based on the 2017 taxonomy, and included these files in Item 15 Exhibits 101. In addition, new consents of Deloitte & Touche LLP and Deloitte LLP have been included in Item 15 Exhibits 23.1 and 23.2.
No other changes were made to the Original Filing. Except as stated herein, this Amendment does not reflect events occurring after the date of the Original Filing, nor does it modify or update any of the financial or other disclosures as presented in the Original Filing. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time the Original Filing was filed.

Certain Definitions
The following definitions apply throughout this Amendment No. 1 on Form 10-K/A unless the context requires otherwise:

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

PART II.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WILLIS TOWERS WATSON
INDEX TO AMENDMENT No. 1 on FORM 10-K/A
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
The consolidated financial statements of the Company for the year ended December 31, 2016 (the “2016 financial statements”), before the effects of the adjustments to retrospectively apply the changes in accounting discussed in Note 2 and before the effects of the retrospective adjustments to the disclosures for a change in composition of reportable segments discussed in Note 4 to the financial statements, were audited by other auditors whose report, dated March 1, 2017, expressed an unqualified opinion on those statements. We have also audited the adjustments to the 2016 financial statements to retrospectively apply the changes in accounting related to stock compensation as discussed in Note 2 and the retrospective adjustments to the disclosures for a change in the composition of reportable segments as discussed in Note 4 to the financial statements. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2016 financial statements of the Company other than with respect to the retrospective adjustments, and accordingly, we do not express an opinion or any other form of assurance on the 2016 financial statements taken as a whole.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2018 (not presented herein), expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Note 19 — Supplemental Disclosures of Cash Flow Information
Supplemental disclosures regarding cash flow information and non-cash investing and financing activities are as follows:

	Years Ended December 31,
	2017	2016	2015
Supplemental disclosures of cash flow information:
Cash payments for income taxes, net	$203	$158	$91
Cash payments for interest	$169	$143	$126
Cash acquired	$—	$476	$148
Supplemental disclosures of non-cash investing and financing activities:
Issuance of shares and assumed awards in connection with the Merger	$—	$8,723	$—
Fair value of deferred and contingent consideration related to acquisitions	$—	$—	$204

Note 20 — Quarterly Financial Data (Unaudited)
Quarterly financial data for 2017 and 2016 were as follows:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2017
Total revenues	$2,319	$1,953	$1,852	$2,078
Total costs of providing services	$1,856	$1,829	$1,811	$1,968
Income/(loss) from operations	$463	$124	$41	$110
Net income/(loss)	$352	$41	$(54)	$253
Net income/(loss) attributable to Willis Towers Watson	$344	$33	$(54)	$245
Earnings/(loss) per share
— Basic	$2.51	$0.24	$(0.40)	$1.85
— Diluted	$2.50	$0.24	$(0.40)	$1.84
2016
Total revenues	$2,234	$1,949	$1,777	$1,927
Total costs of providing services	$1,908	$1,813	$1,776	$1,839
Income from operations	$326	$136	$1	$88
Net income/(loss)	$245	$76	$(31)	$148
Net income/(loss) attributable to Willis Towers Watson	$238	$72	$(32)	$142
Earnings/(loss) per share
— Basic	$1.76	$0.52	$(0.23)	$1.04
— Diluted	$1.75	$0.51	$(0.23)	$1.03
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
Date: June 6, 2018