Form 10-Q
period 2018-06-30
WILLIS TOWERS WATSON PLC
filed 2018-08-06
CIK 1140536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☑      No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      Yes  ☑      No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of ‘large accelerated filer’, ‘accelerated filer’, ‘smaller reporting company’, and ‘emerging growth company’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐      No  ☑
As of August 1, 2018, there were outstanding 130,769,522 ordinary shares, nominal value $0.000304635 per share, of the registrant.

WILLIS TOWERS WATSON
INDEX TO FORM 10-Q
For the Three and Six Months Ended June 30, 2018

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

•	the risk of material adverse outcomes on existing litigation or investigation matters;

•	any changes in the regulatory environment in which the Company operates, including, among other risks, the impact of pending competition law and regulatory investigations;

•	various claims, government inquiries or investigations or the potential for regulatory action;

•	our ability to properly identify and manage conflicts of interest;

•	reputational damage;

•	reliance on third-party services;

•	our ability to successfully integrate the Towers Watson, Gras Savoye and Willis businesses, operations and employees, and realize anticipated growth, synergies and cost savings;

•	the potential impact of the Merger on relationships, including with employees, suppliers, clients and competitors;

•	the possibility that the anticipated benefits from the Merger cannot be fully realized or may take longer to realize than expected;

•	the diversion of time and attention of our management team while the Merger and other acquisitions are being integrated;

•	our ability to retain and hire key personnel;

•	our ability to successfully manage ongoing organizational changes;

•	failure to protect client data or breaches of information systems;

•	disasters or business continuity problems;

•	doing business internationally, including the impact of exchange rates;

•	compliance with extensive government regulation;

•	the risk of sanctions being imposed on us by governments, or changes to associated sanction regulations;

•	the potential impact of the U.K.’s withdrawal from membership in the E.U., referred to as Brexit;

•	technological change;

•	changes and developments in the insurance industry or the U.S. healthcare system;

•	our ability to make divestitures or acquisitions and our ability to integrate or manage such acquired businesses;

•	the risk that we may not be able to repurchase our intended number of outstanding shares due to M&A activity or investment opportunities, market or business conditions, or other factors;

•	the inability to protect the Company’s intellectual property rights, or the potential infringement upon the intellectual property rights of others;

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

•	changes in accounting principles, estimates and assumptions, including the impact of the adoption of the new revenue recognition and pension accounting standards;

•	U.S. federal income tax consequences to U.S. persons owning at least 10% of our shares;

•	fluctuations in our pension liabilities;

•	fluctuation in revenue against our relatively fixed expenses; and

•	our holding company structure could prevent us from being able to receive dividends or other distributions in needed amounts from our subsidiaries.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
WILLIS TOWERS WATSON
Condensed Consolidated Statements of Comprehensive Income
(In millions of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$1,990	$1,953	$4,282	$4,272
Costs of providing services
Salaries and benefits	1,275	1,211	2,652	2,464
Other operating expenses	406	391	829	792
Depreciation	51	51	100	97
Amortization	140	149	281	300
Restructuring costs	—	27	—	54
Transaction and integration expenses	55	63	98	103
Total costs of providing services	1,927	1,892	3,960	3,810
Income from operations	63	61	322	462
Interest expense	(52)	(46)	(103)	(92)
Other income, net	63	34	119	77
INCOME FROM OPERATIONS BEFORE INCOME TAXES	74	49	338	447
Provision for income taxes	(9)	(8)	(52)	(54)
NET INCOME	65	41	286	393
Income attributable to non-controlling interests	(7)	(8)	(13)	(16)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$58	$33	$273	$377

EARNINGS PER SHARE
Basic earnings per share	$0.44	$0.24	$2.06	$2.77
Diluted earnings per share	$0.44	$0.24	$2.05	$2.75

Cash dividends declared per share	$0.60	$0.53	$1.20	$1.06

Comprehensive (loss)/income before non-controlling interests	$(111)	$181	$194	$512
Comprehensive income attributable to non-controlling interests	(6)	(16)	(13)	(27)
Comprehensive (loss)/income attributable to Willis Towers Watson	$(117)	$165	$181	$485
See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON
Condensed Consolidated Balance Sheets
(In millions of U.S. dollars, except share data)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$911	$1,030
Fiduciary assets	14,126	12,155
Accounts receivable, net	2,394	2,246
Prepaid and other current assets	458	430
Total current assets	17,889	15,861
Fixed assets, net	924	985
Goodwill	10,468	10,519
Other intangible assets, net	3,562	3,882
Pension benefits assets	902	764
Other non-current assets	468	447
Total non-current assets	16,324	16,597
TOTAL ASSETS	$34,213	$32,458
LIABILITIES AND EQUITY
Fiduciary liabilities	$14,126	$12,155
Deferred revenue and accrued expenses	1,357	1,711
Short-term debt and current portion of long-term debt	85	85
Other current liabilities	814	804
Total current liabilities	16,382	14,755
Long-term debt	4,589	4,450
Liability for pension benefits	1,185	1,259
Deferred tax liabilities	691	615
Provision for liabilities	546	558
Other non-current liabilities	446	544
Total non-current liabilities	7,457	7,426
TOTAL LIABILITIES	23,839	22,181
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NON-CONTROLLING INTEREST	27	28
EQUITY (i)
Additional paid-in capital	10,566	10,538
Retained earnings	1,270	1,104
Accumulated other comprehensive loss, net of tax	(1,605)	(1,513)
Treasury shares, at cost, 17,519 shares in 2018 and 2017, and 40,000 shares, €1 nominal value, in 2018 and 2017	(3)	(3)
Total Willis Towers Watson shareholders’ equity	10,228	10,126
Non-controlling interests	119	123
Total equity	10,347	10,249
TOTAL LIABILITIES AND EQUITY	$34,213	$32,458
________________________

(i)
Equity includes (a) Ordinary shares $0.000304635 nominal value; Authorized 1,510,003,775; Issued 130,729,558 (2018) and 132,139,581 (2017); Outstanding 130,729,558 (2018) and 132,139,581 (2017); (b) Ordinary shares, €1 nominal value; Authorized and Issued 40,000 shares in 2018 and 2017; and (c) Preference shares, $0.000115 nominal value; Authorized 1,000,000,000 and Issued none in 2018 and 2017.

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON
Condensed Consolidated Statements of Cash Flows
(In millions of U.S. dollars)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$286	$393
Adjustments to reconcile net income to total net cash from operating activities:
Depreciation	104	112
Amortization	281	300
Net periodic benefit of defined benefit pension plans	(78)	(65)
Provision for doubtful receivables from clients	10	11
Benefit from deferred income taxes	(48)	(74)
Share-based compensation	4	33
Net loss on disposal of operations	9	—
Non-cash foreign exchange loss/(gain)	15	(13)
Other, net	3	33
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable	81	(174)
Fiduciary assets	(2,193)	(1,934)
Fiduciary liabilities	2,193	1,934
Other assets	70	(216)
Other liabilities	(325)	(73)
Provisions	(17)	52
Net cash from operating activities	395	319
CASH FLOWS USED IN INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	(141)	(119)
Capitalized software costs	(25)	(32)
Acquisitions of operations, net of cash acquired	(8)	(13)
Net proceeds from sale of operations	4	—
Other, net	17	9
Net cash used in investing activities	(153)	(155)
CASH FLOWS USED IN FINANCING ACTIVITIES
Net borrowings on revolving credit facility	197	283
Senior notes issued	—	650
Proceeds from issuance of other debt	—	32
Debt issuance costs	—	(9)
Repayments of debt	(43)	(695)
Repurchase of shares	(269)	(296)
Proceeds from issuance of shares	18	37
Payments of deferred and contingent consideration related to acquisitions	(41)	(44)
Cash paid for employee taxes on withholding shares	(30)	(3)
Dividends paid	(149)	(137)
Acquisitions of and dividends paid to non-controlling interests	(18)	(14)
Net cash used in financing activities	(335)	(196)
DECREASE IN CASH AND CASH EQUIVALENTS	(93)	(32)
Effect of exchange rate changes on cash and cash equivalents	(26)	14
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,030	870
CASH AND CASH EQUIVALENTS, END OF PERIOD	$911	$852

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON
Condensed Consolidated Statements of Changes in Equity
(In millions of U.S. dollars and number of shares in thousands)
(Unaudited)

	Shares outstanding	Additional paid-in capital	Retained earnings	Treasury shares	AOCL (i)	Total WTW shareholders’ equity	Non-controlling interests	Total equity	Redeemable non-controlling interest (ii)	Total
Balance as of December 31, 2016	136,297	$10,596	$1,452	$(99)	$(1,884)	$10,065	$118	$10,183	$51
Adoption of ASU 2016-16	—	—	(3)	—	—	(3)	—	(3)	—
Shares repurchased	(2,238)	—	(278)	(18)	—	(296)	—	(296)	—
Shares canceled	—	—	—	96	—	96	—	96	—
Net income	—	—	377	—	—	377	11	388	5	$393
Dividends	—	—	(146)	—	—	(146)	(12)	(158)	(3)
Other comprehensive income	—	—	—	—	108	108	7	115	4	$119
Issuance of shares under employee stock compensation plans	554	38	—	—	—	38	—	38	—
Share-based compensation	—	33	—	—	—	33	—	33	—
Additional non-controlling interests	—	(1)	—	—	—	(1)	—	(1)	—
Foreign currency translation	—	(8)	—	—	—	(8)	—	(8)	—
Balance as of June 30, 2017	134,613	$10,658	$1,402	$(21)	$(1,776)	$10,263	$124	$10,387	$57

Balance as of December 31, 2017	132,140	$10,538	$1,104	$(3)	$(1,513)	$10,126	$123	$10,249	$28
Adoption of ASC 606	—	—	317	—	—	317	—	317	—
Shares repurchased	(1,768)	—	(269)	—	—	(269)	—	(269)	—
Net income	—	—	273	—	—	273	11	284	2	$286
Dividends	—	—	(155)	—	—	(155)	(16)	(171)	(2)
Other comprehensive (loss)/income	—	—	—	—	(92)	(92)	1	(91)	(1)	$(92)
Issuance of shares under employee stock compensation plans	358	18	—	—	—	18	—	18	—
Share-based compensation	—	4	—	—	—	4	—	4	—
Foreign currency translation	—	6	—	—	—	6	—	6	—
Balance as of June 30, 2018	130,730	$10,566	$1,270	$(3)	$(1,605)	$10,228	$119	$10,347	$27
_____________________________________________

(i)	Accumulated other comprehensive loss, net of tax (‘AOCL’).

(ii)	The non-controlling interest is related to Max Matthiessen Holding AB.

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
The accompanying unaudited quarterly condensed consolidated financial statements of Willis Towers Watson and our subsidiaries are presented in accordance with the rules and regulations of the Securities and Exchange Commission (‘SEC’) for quarterly reports on Form 10-Q and therefore do not include all of the information and footnotes required by U.S. generally accepted accounting principles (‘GAAP’). We have reclassified certain prior period amounts to conform to current period presentation due to the adoption of certain updated accounting standards (see below for further discussion). In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial statements and results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements should be read together with the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2018, and may be accessed via EDGAR on the SEC’s web site at www.sec.gov.
The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results that can be expected for the entire year. The Company experiences seasonal fluctuations of its revenue. Revenue is typically higher during the Company’s first and fourth quarters due to the timing of broking-related activities. The results reflect certain estimates and assumptions made by management, including those estimates used in calculating acquisition consideration and fair value of tangible and intangible assets and liabilities, professional liability claims, estimated bonuses, valuation of billed and unbilled receivables, and anticipated tax liabilities that affect the amounts reported in the condensed consolidated financial statements and related notes.
Recent Accounting Pronouncements
Not Yet Adopted
In February 2016, the Financial Accounting Standards Board (‘FASB’) issued Accounting Standard Update (‘ASU’) No. 2016-02, Leases, which requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. Additional ASUs have since been issued which provide amended and additional guidance for the implementation of ASU No. 2016-02. All related guidance has been codified into, and is now known as, Accounting Standards Codification (‘ASC’) 842 (‘ASC 842’). ASC 842 becomes effective for the Company at the beginning of its 2019 calendar year, at which time the Company will adopt it, although early adoption is permitted. The Company is still in the process of finalizing its complete inventory of lease agreements to determine the full impact the standard will have, however the majority of its leases are currently considered operating leases and will be capitalized as a lease asset on its balance sheet with a related lease liability for the obligated lease payments. While the Company is still evaluating which practical expedients afforded by ASC 842 it will select, the Company has provisionally determined the following:

•
The Company will adopt the standard using the modified retrospective approach whereby it will recognize a transition adjustment at the effective date of ASC 842, January 1, 2019, rather than at the beginning of the earliest comparative period presented.

•
Additionally, to prepare for the additional required disclosures and new accounting treatment, the Company is currently implementing additional tools to its lease accounting and data collection processes, which will be in place and effective on January 1, 2019.

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
In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires entities to (1) disaggregate the current service-cost component from the other components of net benefit cost (the ‘other components’) and present it in the income statement with other current compensation costs for related employees and (2) present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented. In addition, the ASU requires entities to disclose the income statement lines that contain the other components if they are not presented or included in appropriately described separate lines. The ASU became effective for the Company on January 1, 2018 and it has applied the standard retrospectively in this Quarterly Report on Form 10-Q. As a result of adopting this ASU, the Company classified or reclassified net periodic pension and postretirement benefit credits totaling $61 million and $140 million for the three and six months ended June 30, 2018, respectively, and $63 million and $125 million for the three and six months ended June 30, 2017, respectively, from salaries and benefits expense to other income, net, in the condensed consolidated statements of comprehensive income.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which amends guidance on presentation and classification of eight specific cash flow issues with the objective of reducing diversity in practice. The ASU became effective for the Company on January 1, 2018 on a prospective basis. While there was no impact to the condensed consolidated statement of cash flows for the six months ended June 30, 2018, the Company will reflect the new guidance prospectively as applicable transactions occur.
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
Changes to Accounting Policies
As a result of the adoption of ASC 606 on January 1, 2018, we have updated our accounting policies for each revenue stream. These policies relate to the accounting for revenue and certain related costs for our 2018 results, consistent with the modified retrospective adoption guidance we have elected to apply. Our revenue recognition policies for 2017 and prior reporting periods are reflected in the notes to our annual consolidated financial statements as filed on February 28, 2018, and amended on June 6, 2018, in our Annual Report on Form 10-K. We have also included an accounting policy resulting from U.S. Tax Reform.
Accounting for income taxes on Global Intangible Low-Taxed Income (‘GILTI’)
We recognize the tax on GILTI as a period expense in the period the tax is incurred.  Under this policy, we have not provided deferred taxes related to temporary differences, that upon their reversal, will affect the amount of income subject to GILTI in the period.
Revenue Recognition
We recognize revenue from a variety of services, with broking, consulting and outsourced administration representing our most significant offerings. All other revenue streams, which can be recognized at either point in time or over time, are individually less significant and are grouped in Other in our revenue disaggregation disclosures in Note 3 — Revenue. These Other revenue streams represent approximately 5% of customer contract revenue for the three and six months ended June 30, 2018.
Broking — Representing approximately 46% and 48% of customer contract revenue for the three and six months ended June 30, 2018, respectively, in our broking arrangements, we earn revenue by acting as an intermediary in the placement of effective insurance policies. Generally, we act as an agent and view our clients to be the party looking to obtain insurance coverage for various risks, or employers or sponsoring organizations looking to obtain insurance coverage for their employees or members. Also, we act as an agent in reinsurance broking arrangements where our client is the party looking to cede risks to the reinsurance markets. Our primary performance obligation under the majority of these arrangements is to place an effective insurance or reinsurance policy, but there can also be significant post-placement obligations in certain contracts to which we need to allocate revenue. The most common of these is for claims handling or call center support. The revenue recognition method for these, after the relative fair value allocation, is described further as part of the ‘Outsourced Administration’ description below.

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
Consulting — We earn revenue for advisory and consulting work that may be structured as different types of service offerings, including annual recurring projects, projects of a short duration or stand-ready obligations. Collectively, our consulting arrangements represent approximately 39% and 37% of customer contract revenue for the three and six months ended June 30, 2018, respectively.
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
Outsourced Administration — We provide customized benefits outsourcing and co-sourcing solutions services in relation to the administration of defined benefit, defined contribution, and health and welfare plans. These plans are sponsored by our clients to provide benefits to their active or retired employees. Additionally, these services include operating call centers, and may include providing access to, and managing a variety of consumer-directed savings accounts. The operation of call centers and consumer-directed accounts can be provisioned as part of an ongoing administration or solutions service, or separately as part of a broking arrangement. The products and services available to all clients are the same, but the selections by the client can vary and portray customized products and services based on the customer’s specific needs. Our services often include the use of proprietary systems that are configured for each of our clients’ needs. In total, our outsourced administration services represent approximately 10% of customer contract revenue for the three and six months ended June 30, 2018.
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
Reimbursed expenses — Client reimbursable expenses, including those relating to travel, other out-of-pocket expenses and any third-party costs, are included in revenue, and an equivalent amount of reimbursable expenses is included in other operating expenses as a cost of revenue as incurred. Reimbursed expenses represented approximately 1% of customer contract revenue for the three and six months ended June 30, 2018. Taxes collected from customers and remitted to government authorities are recorded net and are excluded from revenue.
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
In accordance with the modified retrospective adoption requirements of ASC 606, the following disclosures represent the impact of adoption on our condensed consolidated statement of comprehensive income, balance sheet and statement of cash flows:

	Three Months Ended June 30, 2018
Statement of Comprehensive Income	As Reported	Balances Without Adoption of ASC 606	Effect of Change

Revenue	$1,990	$2,022	$(32)	h
Costs of providing services
Salaries and benefits	1,275	1,272	3	i
Depreciation	51	56	(5)	i
Income from operations	63	93	(30)
INCOME FROM OPERATIONS BEFORE INCOME TAXES	74	104	(30)
Provision for income taxes	(9)	(15)	6	j
NET INCOME	65	89	(24)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	58	82	(24)

EARNINGS PER SHARE
Basic earnings per share	$0.44	$0.62	$(0.18)
Diluted earnings per share	$0.44	$0.62	$(0.18)

	Six Months Ended June 30, 2018
Statement of Comprehensive Income	As Reported	Balances Without Adoption of ASC 606	Effect of Change

Revenue	$4,282	$4,573	$(291)	h
Costs of providing services
Salaries and benefits	2,652	2,624	28	i
Depreciation	100	110	(10)	i
Income from operations	322	631	(309)
INCOME FROM OPERATIONS BEFORE INCOME TAXES	338	647	(309)
Provision for income taxes	(52)	(111)	59	j
NET INCOME	286	536	(250)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	273	523	(250)

EARNINGS PER SHARE
Basic earnings per share	$2.06	$3.95	$(1.89)
Diluted earnings per share	$2.05	$3.94	$(1.89)

	As of June 30, 2018
Balance Sheet	As Reported	Balances Without Adoption of ASC 606	Effect of Change
ASSETS
Accounts receivable, net	$2,394	$2,406	$(12)	a
Prepaid and other current assets	458	389	69	b
Fixed assets, net	924	1,022	(98)	c
Other non-current assets	468	415	53	c
LIABILITIES
Deferred revenue and accrued expenses	1,357	1,464	(107)	d
Other current liabilities	814	873	(59)	e
Deferred tax liabilities	691	592	99	e
Provision for liabilities	546	534	12	f
EQUITY
Retained earnings	1,270	1,203	67	g

	Six Months Ended June 30, 2018
Statement of Cash Flows	As Reported	Balances Without Adoption of ASC 606	Effect of Change
Net cash from operating activities	$395	$419	$(24)	k
Capitalized software costs	(25)	(49)	24	k
Explanation of Changes
The adoption of ASC 606 had the following impacts to our balance sheets at January 1, 2018 and June 30, 2018:

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
The following changes are now reflected in our condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2018. Each description also includes a discussion of the impact to retained earnings as of the adoption date.

	Retained Earnings Increase/(Decrease) at January 1, 2018	Increase/(Decrease) for the Three Months Ended June 30, 2018	Increase/(Decrease) for the Six Months Ended June 30, 2018
Revenue adjustments
Medicare broking	$311	$(78)	$(151)
Proportional treaty reinsurance broking	50	5	29
Health and benefits broking	—	35	(155)
Other adjustments	28	6	(14)
Total adjustments related to revenue	389	(32)	(291)

Cost adjustments
System implementation activities	(46)	2	4
Other cost adjustments	75	(4)	14
Total adjustments related to costs	29	(2)	18

Tax effect	(101)	(6)	(59)
Total net adjustments	$317	$(24)	$(250)

h.	Revenue was adjusted for the following significant changes:

•
Medicare broking — The majority of revenue recognition for this offering, within our Individual Marketplace business, has moved from monthly ratable recognition over the policy period, to recognition upon placement of the policy. Consequently, the Company will now recognize approximately two-thirds of one calendar year of expected commissions during its fourth quarter of the preceding calendar year. The remainder of the revenue is recognized consistently with methods used prior to the adoption of ASC 606. Therefore, at the adoption date, we have reflected a $271 million pre-tax increase to retained earnings for the portion of the revenue that would otherwise have been recognized during our 2018 calendar year since our earnings process was largely completed during the fourth quarter of 2017. Additionally, we have reflected a $40 million pretax adjustment to increase retained earnings related to previously deferred contingent revenue from placements made prior to 2018 because the earnings process was complete under ASC 606. During the three and six months ended June 30, 2018, the accounting for this revenue stream under ASC 606 represented a reduction of revenue from ASC 605, Revenue Recognition (‘ASC 605’) accounting methods of $78 million and $151 million, respectively.

•
Proportional treaty reinsurance broking — The revenue recognition for proportional treaty reinsurance broking commissions, within our Investment, Risk and Reinsurance segment, has moved from recognition upon the receipt of the monthly or quarterly treaty statements from the ceding insurance carriers, to the recognition of an estimate of expected commissions upon the policy effective date. Since the majority of revenue recognized historically based on these monthly or quarterly statements was received over a two-year period, we reflected a $50 million pretax increase to retained earnings at the adoption date for the portion of revenue that would otherwise have been recognized during our 2018 calendar year related to policies effective in 2017 or prior years. For the three and six months ended June 30, 2018, ASC 606 revenue was higher than ASC 605 revenue by approximately $5 million and $29 million, respectively, related to this adjustment.

•
Health and benefits broking — Revenue for certain Health and Benefits broking arrangements, in our Human Capital and Benefits segment, will now be recognized evenly over the year to reflect the nature of the ongoing obligations to our customers as well as receipt of the monthly commissions. These contracts are monthly or annual in nature, and are considered complete as of the transition date. Therefore, no retained earnings adjustment is required. The total changes to revenue as a result of this accounting change for the three and six months ended June 30, 2018 was an increase of $35 million and a decrease of $155 million, respectively.

•
Other adjustments — Certain other revenue changes with individually less significant adjustments were made to retained earnings as of the adoption date totaling a net $28 million. The cumulative changes to revenue for the three and six months ended June 30, 2018 for other revenue streams not discussed above resulting from the ASC 606 adoption was an increase of $6 million and a decrease of $14 million, respectively.

i.
Salaries and benefits and depreciation expense have been impacted by the guidance for deferred costs. Our accounting for these deferred costs has changed for certain revenue streams with system implementation activities, and other types of arrangements with associated costs, that now meet the criteria for cost deferral under ASC 606:

•
System implementation activities — For those portions of the business that previously deferred costs, the length of time over which we amortize those costs will extend to a longer estimated contract term. For 2017 and prior years, these costs were amortized over a typical period of 3-5 years in accordance with the initial stated terms of the customer agreements. Additionally, the composition of deferred costs has been adjusted to reflect the guidance in ASC 606. A reduction adjustment to retained earnings of $46 million was recorded on the adoption date to reflect these changes. Further, the amortization of the costs are no longer classified as depreciation expense, but rather included in salaries and benefits. These adjustments resulted in an increase in expenses of $2 million and $4 million for the three and six months ended June 30, 2018, respectively.

•
Other cost adjustments — This guidance now applies to our broking arrangements and certain consulting engagements. While the costs deferred for our broking arrangements will typically be amortized within one year, costs now deferred related to certain consulting arrangements will be amortized over a longer term. We have increased pre-tax retained earnings by $75 million primarily to reflect the total changes to contract costs as of the adoption date. For the three and six months ended June 30, 2018, these changes resulted in expenses decreasing by $4 million and increasing by $14 million, respectively.

j.
The provision for income taxes for the three and six months ended June 30, 2018 was $6 million and $59 million, respectively, lower than our provision on an ASC 605 basis. The income tax expense was calculated based on the U.S. and foreign statutory rates applicable to adjustments made. Where applicable, a U.S. statutory rate of 21% was used. There was a $101 million net tax reduction to retained earnings upon adoption of ASC 606.

The following changes are now reflected in our condensed consolidated statement of cash flows for the six months ended June 30, 2018.

k.
As part of the changes in accounting for deferred costs, amounts capitalized relating to system implementation activities are now classified as operating cash outflows. Prior to 2018, those costs capitalized under previous guidance were included in the Capitalized software costs as an investing cash outflow.

Disaggregation of Revenue
The Company reports revenue by segment in Note 4 — Segment Information. The following tables present revenue by service offering and segment, as well as a reconciliation to total revenue for the three and six months ended June 30, 2018. Along with reimbursable expenses and other, total revenue by service offering represents our revenue from customer contracts. See Note 4 — Segment Information for further information.

	Three months ended June 30, 2018
	HCB	CRB	IRR	BDA	Corporate (i)	Total
Broking	$61	$610	$224	$4	$—	$899
Consulting	602	39	107	—	3	751
Outsourced administration	68	16	—	115	—	199
Other	44	2	45	—	2	93
Total revenues by service offering	775	667	376	119	5	1,942
Reimbursable expenses and other (i)	17	—	1	2	4	24
Total revenue from customer contracts	$792	$667	$377	$121	$9	$1,966
Interest and other income (ii)	5	7	9	—	3	24
Total revenue	$797	$674	$386	$121	$12	$1,990

	Six months ended June 30, 2018
	HCB	CRB	IRR	BDA	Corporate (i)	Total
Broking	$137	$1,274	$615	$8	$—	$2,034
Consulting	1,233	83	224	—	6	1,546
Outsourced administration	142	39	—	233	—	414
Other	91	5	104	—	3	203
Total revenues by service offering	1,603	1,401	943	241	9	4,197
Reimbursable expenses and other (i)	31	—	3	4	5	43
Total revenue from customer contracts	$1,634	$1,401	$946	$245	$14	$4,240
Interest and other income (ii)	9	13	16	—	4	42
Total revenue	$1,643	$1,414	$962	$245	$18	$4,282
____________________

(i)	Reimbursable expenses and other, as well as Corporate revenue, are excluded from segment revenue, but included in total revenue on the condensed consolidated statements of comprehensive income.

(ii)
Interest and other income is included in segment revenue and total revenue, however it has been presented separately in the above tables because it does not arise directly from contracts with customers.

Individual revenue streams aggregating to less than 5% of total revenue have been included within the Other line in the tables above.
The following tables present revenue by the geography where our work is performed for the three and six months ended June 30, 2018. The reconciliation to total revenue on our condensed consolidated statements of comprehensive income and to segment revenue is shown in the tables above.

	Three months ended June 30, 2018
	HCB	CRB	IRR	BDA	Corporate	Total
North America	$467	$259	$105	$119	$5	$955
Great Britain	120	170	182	—	—	472
Western Europe	124	121	51	—	—	296
International	64	117	38	—	—	219
Total revenue by geography	$775	$667	$376	$119	$5	$1,942

	Six months ended June 30, 2018
	HCB	CRB	IRR	BDA	Corporate	Total
North America	$929	$474	$258	$241	$9	$1,911
Great Britain	249	318	477	—	—	1,044
Western Europe	278	360	122	—	—	760
International	147	249	86	—	—	482
Total revenue by geography	$1,603	$1,401	$943	$241	$9	$4,197
Contract Balances
The Company reports accounts receivable, net on the condensed consolidated balance sheet, which includes billed and unbilled receivables and current contract assets. In addition to accounts receivable, net, the Company had the following non-current contract assets and deferred revenue balances at June 30, 2018 and January 1, 2018:

	June 30, 2018	January 1, 2018
Billed receivables, net of allowance for doubtful debts of $49 million and $45 million	$1,827	$1,933
Unbilled receivables	371	276
Current contract assets	196	346
Accounts receivable, net	$2,394	$2,555
Non-current contract assets	$5	$5
Deferred revenue	$484	$463
The Company receives payments from customers based on billing schedules or terms as written in our contracts. Those balances denoted as contract assets relate to situations where we have completed some or all performance under the contract, however our right to consideration is conditional. Contract assets result most materially in our Medicare broking and proportional treaty broking businesses. Billed and unbilled receivables are recorded when the right to consideration becomes unconditional. Deferred revenue relates to payments received in advance of performance under the contract, and is recognized as revenue as (or when) we perform under the contract.
During the three and six months ended June 30, 2018, revenue of approximately $52 million and $136 million, respectively, was recognized that was reflected as deferred revenue at January 1, 2018. During the three months ended June 30, 2018, revenue of approximately $66 million was recognized that was reflected as deferred revenue at March 31, 2018. The primary driver for the changes in contract assets and liabilities from January 1, 2018 to June 30, 2018 was the collection of cash, which either reduced the contract assets, or added additional deferred revenue.
During the three and six months ended June 30, 2018, the Company recognized no material revenue related to performance obligations satisfied in a prior period.
Performance Obligations
The Company has contracts for which performance obligations have not been satisfied as of June 30, 2018 or have been partially satisfied as of June 30, 2018. The following table shows the expected timing for the satisfaction of the remaining performance obligations. This table does not include contract renewals nor variable consideration, which was excluded from the transaction prices in accordance with the guidance on constraining estimates of variable consideration.
In addition, the Company has elected not to disclose the remaining performance obligations when one or both of the following circumstances apply:

•	Performance obligations which are part of a contract that has an original expected duration of less than one year, and

•	Performance obligations satisfied in accordance with ASC 606-10-55-18 (‘right to invoice’).

	Remainder of 2018	2019	2020 onward	Total
Revenue expected to be recognized on contracts as of June 30, 2018	$220	$390	$638	$1,248

Since most of the Company’s contracts are cancellable with less than one year’s notice, and have no substantive penalty for cancellation, the majority of the Company’s remaining performance obligations as of June 30, 2018 has been excluded from the table above.
Costs to obtain or fulfill a contract
The Company incurs costs to obtain or fulfill contracts which it would not incur if a contract with a customer was not executed.
The following table shows the categories of costs that are capitalized and deferred over the expected life of a contract.

Costs to fulfill
Balance at January 1, 2018	$126
New capitalized costs	222
Amortization	(228)
Impairments	—
Foreign currency translation	(2)
Balance at June 30, 2018	$118
Note 4 — Segment Information
Willis Towers Watson has four reportable operating segments or business areas:

•	Human Capital and Benefits (‘HCB’)

•	Corporate Risk and Broking (‘CRB’)

•	Investment, Risk and Reinsurance (‘IRR’)

•	Benefits Delivery and Administration (‘BDA’)
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

The following table presents segment revenue and segment operating income for our reportable segments for the three months ended June 30, 2018 and 2017.

	Three Months Ended June 30,
	HCB		CRB		IRR		BDA		Total
	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Segment revenue	$780	$726	$674	$644	$385	$374	$119	$178	$1,958	$1,922

Segment operating income/(loss)	$149	$122	$97	$104	$89	$89	$(31)	$35	$304	$350
The following table presents segment revenue and segment operating income for our reportable segments for the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30,
	HCB		CRB		IRR		BDA		Total
	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Segment revenue	$1,612	$1,675	$1,414	$1,316	$959	$865	$241	$359	$4,226	$4,215

Segment operating income/(loss)	$342	$467	$222	$221	$350	$303	$(63)	$73	$851	$1,064
The following table presents reconciliations of the information reported by segment to the Company’s consolidated amounts reported for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Total segment revenue	$1,958	$1,922	$4,226	$4,215
Reimbursable expenses and other	32	31	56	57
Revenue	$1,990	$1,953	$4,282	$4,272

Total segment operating income	$304	$350	$851	$1,064
Amortization	(140)	(149)	(281)	(300)
Restructuring costs	—	(27)	—	(54)
Transaction and integration expenses	(55)	(63)	(98)	(103)
Unallocated, net (i)	(46)	(50)	(150)	(145)
Income from operations	63	61	322	462
Interest expense	(52)	(46)	(103)	(92)
Other income, net	63	34	119	77
Income from operations before income taxes	$74	$49	$338	$447
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
Note 5 — Restructuring Costs
The Company had two major elements of the restructuring costs included in its condensed consolidated financial statements, which were the Operational Improvement Program and the Business Restructure Program. Costs for each program were fully accrued and completed by the end of 2017 and 2016, respectively. No additional costs for either program have been incurred during 2018.

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
The Company recognized restructuring costs of $27 million and $54 million for the three and six months ended June 30, 2017, respectively, related to the Operational Improvement Program. The Company spent a cumulative amount of $441 million on restructuring charges for this program.
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
An analysis of total restructuring costs recognized in the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2017 by segment is as follows:

	Three Months Ended June 30, 2017
	HCB	CRB	IRR	BDA	Corporate	Total
Termination benefits	$—	$5	$1	$—	$1	$7
Professional services and other	—	15	1	—	4	20
Total	$—	$20	$2	$—	$5	$27

	Six Months Ended June 30, 2017
	HCB	CRB	IRR	BDA	Corporate	Total
Termination benefits	$—	$9	$3	$—	$1	$13
Professional services and other	1	30	2	—	8	41
Total	$1	$39	$5	$—	$9	$54

The changes in the Company’s liability under the Operational Improvement Program from its commencement to June 30, 2018 are as follows:

	Termination Benefits	Professional Services and Other	Total
Balance at January 1, 2014	$—	$—	$—
Charges incurred	16	20	36
Cash payments	(11)	(14)	(25)
Balance at December 31, 2014	5	6	11
Charges incurred	36	90	126
Cash payments	(26)	(85)	(111)
Balance at December 31, 2015	15	11	26
Charges incurred	23	122	145
Cash payments	(31)	(115)	(146)
Balance at December 31, 2016	7	18	25
Charges incurred	48	86	134
Cash payments	(41)	(97)	(138)
Balance at December 31, 2017	14	7	21
Cash payments	(9)	(6)	(15)
Balance at June 30, 2018	$5	$1	$6

The changes in the Company’s liability under the Business Restructure Program from its commencement to June 30, 2018 are as follows:

	Termination Benefits	Professional Services and Other	Total
Balance at January 1, 2016	$—	$—	$—
Charges incurred	45	3	48
Cash payments	(19)	(3)	(22)
Balance at December 31, 2016	26	—	26
Adjustment to prior charges incurred	(2)	—	(2)
Cash payments	(23)	—	(23)
Balance at December 31, 2017	1	—	1
Cash payments	(1)	—	(1)
Balance at June 30, 2018	$—	$—	$—
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
As of June 30, 2018, our accounting for U.S. Tax Reform is incomplete. However, as noted in our 2017 Annual Report on Form 10-K, the Company was able to make reasonable estimates of certain effects and recorded provisional adjustments. We expect to complete our accounting within the measurement period for all provisional amounts.
For the following provisional items, we did not record any additional measurement period adjustments during the three and six months ended June 30, 2018, for the following reasons:
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
For the following provisional items, incremental measurement adjustments were recognized during the six months ended June 30, 2018 (there were no adjustments made during the three months ended June 30, 2018), but the item is still determined to be provisional for the following reasons:
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
The Company's accounting for changes in its valuation allowance as a result of U.S. Tax Reform is incomplete, and it is not yet able to make reasonable estimates of the realizability of certain deferred tax assets. The Company must assess whether valuation allowance assessments are affected by various aspects of U.S. Tax Reform (e.g., limitation on net interest expense in excess of 30% of adjusted taxable income). As of June 30, 2018, no provisional adjustments have been recorded.
Provision for income taxes for the three and six months ended June 30, 2018 was $9 million and $52 million, respectively, compared to $8 million and $54 million for the three and six months ended June 30, 2017, respectively. The effective tax rate was 12.7% and 15.5% for the three and six months ended June 30, 2018, respectively, and 16.8% and 12.1% for the three and six months ended June 30, 2017. These effective tax rates are calculated using extended values from our condensed consolidated statements of comprehensive income, and are therefore more precise tax rates than can be calculated from rounded values. Historically, our effective tax rate was low as compared to the U.S statutory tax rate of 35% due to our global mix of income and deductions in jurisdictions with high statutory tax rates, primarily the U.S. While the U.S. federal corporate income tax rate has decreased, effective January 1, 2018, from 35% to 21% as a result of U.S. Tax Reform, certain deferred tax benefits realized as a result of the Merger have now been reduced as well. This offsets, in part, the benefit of U.S. Tax Reform, thus increasing our effective income tax rate between the periods. However, the effective income tax rate for the three months ended June 30, 2018 was lower than the three months ended June 30, 2017 due to the change in the geographic mix of income.
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
The Company records valuation allowances against net deferred tax assets based on whether it is more likely than not that the deferred tax assets will be realized. We have liabilities for uncertain tax positions under ASC 740 of $53 million, excluding interest and penalties. The Company believes the outcomes that are reasonably possible within the next 12 months may result in a reduction in the liability for uncertain tax positions of approximately $1 million to $4 million, excluding interest and penalties.
Note 7 — Goodwill and Other Intangible Assets
The components of goodwill are outlined below for the six months ended June 30, 2018:

	HCB	CRB	IRR	BDA	Total
Balance at December 31, 2017:
Goodwill, gross	$4,342	$2,261	$1,851	$2,557	$11,011
Accumulated impairment losses	(130)	(362)	—	—	(492)
Goodwill, net - December 31, 2017	4,212	1,899	1,851	2,557	10,519
Goodwill reassigned in segment realignment(i)	—	72	(72)	—	—
Goodwill acquired during the period	—	—	5	—	5
Goodwill disposed of during the period	—	—	(5)	—	(5)
Foreign exchange	(25)	(21)	(5)	—	(51)
Balance at June 30, 2018:
Goodwill, gross	4,317	2,312	1,774	2,557	10,960
Accumulated impairment losses	(130)	(362)	—	—	(492)
Goodwill, net - June 30, 2018	$4,187	$1,950	$1,774	$2,557	$10,468
____________________

(i)
Represents the preliminary reallocation of goodwill related to certain businesses which were realigned among the segments as of January 1, 2018. See Note 4 — Segment Information for further information.

Other Intangible Assets
The following table reflects changes in the net carrying amounts of the components of finite-lived intangible assets for the six months ended June 30, 2018:

	Balance at December 31, 2017	Intangible assets acquired	Intangible assets disposed	Amortization (i)	Foreign exchange	Balance at June 30, 2018
Client relationships	$2,342	$3	$(6)	$(182)	$(26)	$2,131
Management contracts	56	—	—	(2)	(4)	50
Software	473	—	—	(73)	(3)	397
Trademark and trade name	966	—	—	(22)	(1)	943
Product	33	—	—	(2)	(1)	30
Favorable agreements	10	—	—	—	—	10
Other	2	—	—	—	(1)	1
Total amortizable intangible assets	$3,882	$3	$(6)	$(281)	$(36)	$3,562

(i)	Amortization associated with favorable lease agreements is recorded in Other operating expenses in the condensed consolidated statements of comprehensive income.
We recorded amortization related to our finite-lived intangible assets, exclusive of the amortization of our favorable lease agreements, of $140 million and $281 million for three and six months ended June 30, 2018, respectively, and $149 million and $300 million for the three and six months ended June 30, 2017, respectively.
Our acquired unfavorable lease liabilities were $25 million and $26 million at June 30, 2018 and December 31, 2017, respectively, and are recorded in other non-current liabilities in the condensed consolidated balance sheet.

The following table reflects the carrying value of finite-lived intangible assets and liabilities at June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Client relationships	$3,403	$(1,272)	$3,462	$(1,120)
Management contracts	63	(13)	68	(12)
Software	756	(359)	764	(291)
Trademark and trade name	1,054	(111)	1,055	(89)
Product	38	(8)	39	(6)
Favorable agreements	15	(5)	14	(4)
Other	5	(4)	6	(4)
Total finite-lived assets	$5,334	$(1,772)	$5,408	$(1,526)

Unfavorable agreements	$34	$(9)	$34	$(8)
Total finite-lived intangible liabilities	$34	$(9)	$34	$(8)
The weighted average remaining life of amortizable intangible assets and liabilities at June 30, 2018 was 14.1 years.
The table below reflects the future estimated amortization expense for amortizable intangible assets and the rent offset resulting from amortization of the net lease intangible assets and liabilities for the remainder of 2018 and for subsequent years:

	Amortization	Rent offset
Remainder of 2018	$253	$(2)
2019	473	(2)
2020	420	(3)
2021	343	(2)
2022	285	(3)
Thereafter	1,778	(3)
Total	$3,552	$(15)
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
During 2015, in order to manage interest rate risk arising from these financial assets, the Company entered into interest rate swaps to receive a fixed rate of interest and pay a variable rate of interest. These derivatives, with total notional amounts of $300 million, were designated as hedging instruments at June 30, 2018 and December 31, 2017, and had net fair value liabilities of nil and $1 million, respectively.
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
These derivatives were designated as hedging instruments and at June 30, 2018 and December 31, 2017 had total notional amounts of $650 million and $937 million, respectively, and had net fair value liabilities of $12 million and $21 million, respectively.
At June 30, 2018, the Company estimates, based on current interest and exchange rates, there will be $13 million of net derivative losses on forward exchange rates, interest rate swaps, and treasury locks reclassified from accumulated other comprehensive income/(loss) into earnings within the next twelve months as the forecast transactions affect earnings. At June 30, 2018, our longest outstanding maturity was 2.5 years.
The effects of the material derivative instruments that are designated as hedging instruments on the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2018 and 2017 are as follows:

Three Months Ended June 30,	(Loss)/gain recognized in OCI (effective portion)		Location of loss reclassified from Accumulated OCI into income (effective element)	Loss reclassified from Accumulated OCI into income (effective element)		Location of gain recognized in income (ineffective portion and amount excluded from effectiveness testing)	Gain recognized in income (ineffective portion and amount excluded from effectiveness testing)
	2018	2017		2018	2017		2018	2017
Forward exchange contracts	$(24)	$9	Other income, net	$(7)	$(20)	Interest expense	$—	$—

Six Months Ended June 30,	(Loss)/gain recognized in OCI (effective portion)		Location of loss reclassified from Accumulated OCI into income (effective element)	Loss reclassified from Accumulated OCI into income (effective element)		Location of gain recognized in income (ineffective portion and amount excluded from effectiveness testing)	Gain recognized in income (ineffective portion and amount excluded from effectiveness testing)
	2018	2017		2018	2017		2018	2017
Forward exchange contracts	$(9)	$12	Other income, net	$(18)	$(43)	Interest expense	$—	$1
We also enter into foreign currency transactions, primarily to hedge certain intercompany loans. These derivatives are not generally designated as hedging instruments, and at June 30, 2018 and December 31, 2017, we had notional amounts of $891 million and $971 million, respectively, and had net fair value assets of nil and $3 million, respectively.
The effects of derivatives that have not been designated as hedging instruments on the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2018 and 2017 are as follows:

		Gain/(loss) recognized in income
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments:	Location of gain/(loss) recognized in income	2018	2017	2018	2017
Forward exchange contracts	Other income, net	$2	$1	$(3)	$9
Note 9 — Debt
Short-term debt and current portion of long-term debt consists of the following:

	June 30, 2018	December 31, 2017
Current portion of term loan due 2019	$85	$85

Long-term debt consists of the following:

	June 30, 2018	December 31, 2017
Revolving $1.25 billion credit facility	$1,081	$884
Term loan due 2019	42	84
7.000% senior notes due 2019	186	186
5.750% senior notes due 2021	497	497
3.500% senior notes due 2021	448	447
2.125% senior notes due 2022 (i)	627	644
4.625% senior notes due 2023	248	248
3.600% senior notes due 2024	645	645
4.400% senior notes due 2026	544	544
6.125% senior notes due 2043	271	271
	$4,589	$4,450
________________________

(i)	Notes issued in Euro (€540 million)
At June 30, 2018 and December 31, 2017, we were in compliance with all financial covenants.
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

The following table presents our assets and liabilities measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017:

		Fair Value Measurements on a Recurring Basis at June 30, 2018
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds / exchange traded funds	Prepaid and other current assets and other non-current assets	$19	$—	$—	$19
Derivatives:
Derivative financial instruments (i)	Prepaid and other current assets and other non-current assets	$—	$5	$—	$5
Liabilities:
Contingent consideration:
Contingent consideration (ii)	Other current liabilities and other non-current liabilities	$—	$—	$50	$50
Derivatives:
Derivative financial instruments (i)	Other current liabilities and other non-current liabilities	$—	$17	$—	$17

		Fair Value Measurements on a Recurring Basis at December 31, 2017
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds / exchange traded funds	Prepaid and other current assets and other non-current assets	$40	$—	$—	$40
Derivatives:
Derivative financial instruments (i)	Prepaid and other current assets and other non-current assets	$—	$18	$—	$18
Liabilities:
Contingent consideration:
Contingent consideration (ii)	Other current liabilities and other non-current liabilities	$—	$—	$51	$51
Derivatives:
Derivative financial instruments (i)	Other current liabilities and other non-current liabilities	$—	$37	$—	$37
_________________________

(i)	See Note 8 — Derivative Financial Instruments for further information on our derivative investments.

(ii)
Probability weightings are based on our knowledge of the past and planned performance of the acquired entity to which the contingent consideration applies. The weighted average discount rate used on our material contingent consideration calculations was 9.50% and 9.64% at June 30, 2018 and December 31, 2017, respectively. Using different probability weightings and discount rates could result in an increase or decrease of the contingent consideration payable.

The following table summarizes the change in fair value of the Level 3 liabilities:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	June 30, 2018
Balance at December 31, 2017	$51
Obligations assumed	1
Payments	(2)
Realized and unrealized gains	1
Foreign exchange	(1)
Balance at June 30, 2018	$50
There were no significant transfers between Levels 1, 2 or 3 in the six months ended June 30, 2018 and 2017, respectively.

The following tables present our liabilities not measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Short-term debt and current portion of long-term debt	$85	$85	$85	$85
Long-term debt	$4,589	$4,700	$4,450	$4,706
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
Components of Net Periodic Benefit (Income)/Cost for Defined Benefit Pension and Post-retirement Welfare Plans
The following tables set forth the components of net periodic benefit (income)/cost for the Company’s defined benefit pension and PRW plans for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018				2017
	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW
Service cost	$17	$5	$5	$—	$17	$7	$4	$—
Interest cost	35	24	4	1	35	24	5	1
Expected return on plan assets	(69)	(77)	(7)	—	(62)	(71)	(8)	—
Settlement	—	20	—	—	—	—	—	—
Amortization of net loss	3	12	1	—	3	13	1	—
Amortization of prior service credit	—	(5)	—	—	—	(4)	—	—
Net periodic benefit (income)/cost	$(14)	$(21)	$3	$1	$(7)	$(31)	$2	$1

	Six Months Ended June 30,
	2018				2017
	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW
Service cost	$33	$10	$10	$—	$33	$15	$9	$—
Interest cost	70	48	9	2	70	46	9	2
Expected return on plan assets	(137)	(155)	(15)	—	(123)	(139)	(15)	—
Settlement	—	20	—	—	—	—	—	—
Amortization of net loss	6	24	1	—	6	26	1	—
Amortization of prior service credit	—	(10)	—	—	—	(9)	—	—
Net periodic benefit (income)/cost	$(28)	$(63)	$5	$2	$(14)	$(61)	$4	$2
As a result of adopting ASU 2017-07, within the condensed consolidated statements of comprehensive income, service cost is included within salaries and benefits expense. The remainder of the components of net periodic benefit income of $61 million and $140 million for the three and six months ended June 30, 2018, respectively, and $63 million and $125 million for the three and six months ended June 30, 2017, respectively, are included within other income, net. These reclassifications include amounts for those plans which are immaterial for disclosure.

During the second quarter of 2018, as a result of past changes in U.K. legislation and the low interest rate environment, the Company determined that the amount of transfer payments from the Legacy Willis U.K. pension plan would exceed the plan’s service and interest cost for the full year 2018. This triggers settlement accounting, which requires immediate recognition of a portion of the obligations associated with the plan transfers. Consequently, the Company recognized a non-cash expense of $20 million for the three and six months ended June 30, 2018.
Employer Contributions to Defined Benefit Pension Plans
The Company made no contributions to its U.S. plans for the six months ended June 30, 2018 but anticipates making $50 million in contributions over the remainder of the fiscal year. The Company made contributions of $44 million to its U.K. plans for the six months ended June 30, 2018 and anticipates making additional contributions of $42 million for the remainder of the fiscal year. The Company made contributions of $7 million to its other plans for the six months ended June 30, 2018 and anticipates making additional contributions of $6 million for the remainder of the fiscal year.
Defined Contribution Plans
The Company made contributions to its defined contribution plans of $41 million and $89 million during the three and six months ended June 30, 2018, respectively, and $37 million and $79 million during the three and six months ended June 30, 2017, respectively.
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
Errors and omissions claims, lawsuits, and other proceedings arising in the ordinary course of business are covered in part by professional indemnity or other appropriate insurance. See Note 13 for the amounts accrued at June 30, 2018 and December 31, 2017 in the condensed consolidated balance sheets. The terms of this insurance vary by policy year. Regarding self-insured risks, the Company has established provisions which are believed to be adequate in light of current information and legal advice, or, in certain cases, where a range of loss exists, the Company accrues the minimum amount in the range if no amount within the range is a better estimate than any other amount. The Company adjusts such provisions from time to time according to developments.
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

Merger-Related Securities Litigation
On November 21, 2017, a purported former stockholder of Legacy Towers Watson filed a putative class action complaint on behalf of a putative class consisting of all Legacy Towers Watson stockholders as of October 2, 2015 against the Company, Legacy Towers Watson, Legacy Willis, ValueAct Capital Management (‘ValueAct’), and certain current and former directors and officers of Legacy Towers Watson and Legacy Willis (John Haley, Dominic Casserley, and Jeffrey Ubben), in the United States District Court for the Eastern District of Virginia. The complaint asserted claims against certain defendants under Section 14(a) of the Securities Exchange Act of 1934 (the ‘Exchange Act’) for allegedly false and misleading statements in the proxy statement for the Merger; and against other defendants under Section 20(a) of the Exchange Act for alleged “control person” liability with respect to such allegedly false and misleading statements. The complaint further contended that the allegedly false and misleading statements caused stockholders of Legacy Towers Watson to accept inadequate Merger consideration. The complaint sought damages in an unspecified amount. On February 20, 2018, the court appointed the Regents of the University of California (‘Regents’) as Lead Plaintiff and Bernstein Litowitz Berger & Grossman LLP (‘Bernstein’) as Lead Counsel for the putative class, consolidated all subsequently filed, removed, or transferred actions, and captioned the consolidated action “In re Willis Towers Watson plc Proxy Litigation,” Master File No. 1:17-cv-1338-AJT-JFA. On March 9, 2018, Lead Plaintiff filed an Amended Complaint. On April 13, 2018, the defendants filed motions to dismiss the Amended Complaint, and, on July 11, 2018, following briefing and argument, the court granted the motions and dismissed the Amended Complaint in its entirety. On July 30, 2018, Lead Plaintiff filed a notice of appeal from the court’s July 11, 2018 dismissal order to the United States Court of Appeals for the Fourth Circuit.
On February 27, 2018 and March 8, 2018, two additional purported former stockholders of Legacy Towers Watson, City of Fort Myers General Employees’ Pension Fund (‘Fort Myers’) and Alaska Laborers-Employers Retirement Trust (‘Alaska’), filed putative class action complaints on behalf of a putative class of Legacy Towers Watson stockholders against the former members of the Legacy Towers Watson board of directors, Legacy Towers Watson, Legacy Willis and ValueAct, in the Delaware Court of Chancery, captioned City of Fort Myers General Employees’ Pension Fund v. Towers Watson & Co., et al., C.A. No. 2018-0132, and Alaska Laborers-Employers Retirement Trust v. Victor F. Ganzi, et al., C.A. No. 2018-0155, respectively. Based on similar allegations as the Eastern District of Virginia action described above, the complaints assert claims against the former directors of Legacy Towers Watson for breach of fiduciary duty and against Legacy Willis and ValueAct for aiding and abetting breach of fiduciary duty.
On March 9, 2018, Regents filed a putative class action complaint on behalf of a putative class of Legacy Towers Watson stockholders against the Company, Legacy Willis, ValueAct, and Messrs. Haley, Casserley, and Ubben, in the Delaware Court of Chancery, captioned The Regents of the University of California v. John J. Haley, et al., C.A. No. 2018-0166. Based on similar allegations as the Eastern District of Virginia action described above, the complaint asserts claims against Mr. Haley for breach of fiduciary duty and against all other defendants for aiding and abetting breach of fiduciary duty. Also on March 9, 2018, Regents filed a motion for consolidation of all pending and subsequently filed Delaware Court of Chancery actions, and for appointment as Lead Plaintiff and for the appointment of Bernstein as Lead Counsel for the putative class. On March 29, 2018, Fort Myers and Alaska responded to Regents’ motion and cross-moved for appointment as Co-Lead Plaintiffs and for the appointment of their counsel, Grant & Eisenhofer P.A. and Kessler Topaz Meltzer & Check, LLP as Co-Lead Counsel. On April 2, 2018, the court consolidated the Delaware Court of Chancery actions and all related actions subsequently filed in or transferred to the Delaware Court of Chancery. On June 5, 2018, the court denied Regents’ motion for appointment of Lead Plaintiff and Lead Counsel and granted Fort Myers’ and Alaska’s cross-motion. On June 20, 2018, Fort Myers and Alaska designated the complaint previously filed by Alaska (the ‘Alaska Complaint’) as the operative complaint in the consolidated action. The defendants have not yet responded to the Alaska Complaint.
The defendants dispute the allegations in these actions and intend to defend the lawsuits vigorously. Given the stage of the proceedings, the Company is unable to provide an estimate of the reasonably possible loss or range of loss in respect of the complaints.
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
The settlement amount of $9.75 million was paid on June 5, 2018.
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
When the Commission initiated these proceedings, the FCA closed its related competition investigation, but still retained jurisdiction over broking regulatory matters arising from this conduct. In early 2018, the FCA advised that it will not be taking enforcement action against Willis Limited in connection with any such broking regulatory matters.
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
The CMA released its provisional findings on July 18, 2018, finding that there is an adverse effect on competition.  To address these provisional findings, the CMA has proposed certain remedies, including mandatory tendering when trustees first purchase fiduciary management services, the reporting of investment performance to customers using a set of common standards, transparency in reporting of fees in fiduciary management and the expansion of the FCA’s regulatory perimeter to include the main activities of investment consultancy and fiduciary management providers.  The Company is generally supportive of these proposed remedies and will be responding to the CMA on their provisional findings in detail in the coming weeks.  The CMA investigation will conclude by March 13, 2019. It is possible that the CMA will revise their proposed remedies when it concludes its investigation. Given this, the Company is unable to provide an estimate of the reasonably possible loss or range of loss.
London Wholesale Insurance Broker Market Study
In November 2017, the FCA published its Terms of Reference for its Market Study into insurance broking activities in the London Wholesale Market including market power, conflicts of interest and broker conduct. This is an industry-wide inquiry and not particular to the Company. The FCA is using its powers under the UK Financial Services and Markets Act 2000 and will collate information and aims to issue an interim report in or about the fourth quarter of 2018. The Study is expected to take two years to conclude. Two of the Company’s subsidiaries have responded to extensive data requests which had phased response times through May 2018. It is possible that outcomes of the Study could include new rules, changes to market practices, referral to the U.K. Competition & Markets Authority for a market investigation, and/or individual firm investigations on specific issues. Given the early stage of the Study, the Company is currently unable to assess whether the FCA will find that competition in the sector is working in the interests of clients or not, and, if the FCA does find that competition in the sector is not working in the interests of clients, what remedies it may impose on the industry or on any industry participants. Given this, the Company is unable to provide an estimate of the reasonably possible loss or range of loss.

Note 13 — Supplementary Information for Certain Balance Sheet Accounts
Additional details of specific balance sheet accounts are detailed below.
Deferred revenue and accrued expenses consists of the following:

	June 30, 2018	December 31, 2017
Accounts payable, accrued liabilities and deferred income	$715	$772
Discretionary compensation	166	313
Accrued compensation	248	439
Accrued vacation	143	93
Other employee-related liabilities	85	94
Total deferred revenue and accrued expenses	$1,357	$1,711
Provision for liabilities consists of the following:

	June 30, 2018	December 31, 2017
Claims, lawsuits and other proceedings	$453	$474
Other provisions	93	84
Total provision for liabilities	$546	$558
Other non-current liabilities consists of the following:

	June 30, 2018	December 31, 2017
Incentives from lessors	$131	$138
Deferred compensation plan liability	137	135
Contingent and deferred consideration on acquisition	1	41
Liabilities for uncertain tax positions	53	60
Lease-related liabilities	31	28
Other non-current liabilities	93	142
Total other non-current liabilities	$446	$544
Note 14 — Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss, net of non-controlling interests, and net of tax are provided in the following table for the three and six months ended June 30, 2018 and 2017. This table excludes amounts attributable to non-controlling interests, which are not material for further disclosure.

	Foreign currency translation (i)		Cash flow hedges (i)		Defined pension and post-retirement benefit costs (ii)		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Quarter-to-date activity:
Balance at March 31, 2018 and 2017, respectively	$(307)	$(724)	$9	$(62)	$(1,132)	$(1,122)	$(1,430)	$(1,908)
Other comprehensive (loss)/income before reclassifications	(199)	77	(20)	8	35	24	(184)	109
Loss reclassified from accumulated other comprehensive loss (net of income tax expense of $11 and $7, respectively)	—	—	6	15	3	8	9	23
Net current-period other comprehensive (loss)/income	(199)	77	(14)	23	38	32	(175)	132
Balance at June 30, 2018 and 2017, respectively	$(506)	$(647)	$(5)	$(39)	$(1,094)	$(1,090)	$(1,605)	$(1,776)

Year-to-date activity:
Balance at December 31, 2017 and 2016, respectively	$(365)	$(650)	$(10)	$(82)	$(1,138)	$(1,152)	$(1,513)	$(1,884)
Other comprehensive (loss)/income before reclassifications	(141)	3	(11)	9	34	44	(118)	56
Loss reclassified from accumulated other comprehensive loss (net of income tax expense of $12 and $13, respectively)	—	—	16	34	10	18	26	52
Net current-period other comprehensive (loss)/income	(141)	3	5	43	44	62	(92)	108
Balance at June 30, 2018 and 2017, respectively	$(506)	$(647)	$(5)	$(39)	$(1,094)	$(1,090)	$(1,605)	$(1,776)
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
At June 30, 2018 and 2017, there were 0.6 million and 0.9 million time-based share options; 0.6 million and 1.0 million performance-based options; 0.1 million and 0.5 million restricted time-based stock units; 0.7 million and 0.6 million restricted performance-based stock units, respectively. In addition, the Company had 0.3 million performance-based phantom units outstanding at June 30, 2018; there were no phantom units outstanding at June 30, 2017.
Basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income attributable to Willis Towers Watson	$58	$33	$273	$377

Basic average number of shares outstanding	132	136	132	136
Dilutive effect of potentially issuable shares	1	1	1	1
Diluted average number of shares outstanding	133	137	133	137

Basic earnings per share	$0.44	$0.24	$2.06	$2.77
Dilutive effect of potentially issuable shares	—	—	(0.01)	(0.02)
Diluted earnings per share	$0.44	$0.24	$2.05	$2.75

For the three and six months ended June 30, 2018, 0.3 million and 0.1 million restricted stock units were not included in the computation of the dilutive effect of potentially issuable shares because their effect was anti-dilutive.
Note 16 — Financial Information for Issuers and Other Guarantor Subsidiaries
As of June 30, 2018 Willis Towers Watson has issued the following debt securities (‘WTW Debt Securities’):

a)	Willis Towers Watson plc (the parent company) has $500 million senior notes outstanding, which were issued on March 15, 2016;

b)
Willis North America, Inc. (‘Willis North America’) has $837 million senior notes outstanding, of which $187 million were issued on September 29, 2009, and $650 million were issued on May 16, 2017; and

c)
Trinity Acquisition plc has $2.1 billion senior notes outstanding, of which $525 million were issued on August 15, 2013, $1.0 billion were issued on March 22, 2016 and €540 million ($609 million) were issued on May 26, 2016, and $1.1 billion currently outstanding on a consolidated basis under the $1.25 billion revolving credit facility issued on March 7, 2017.

The notes issued by the Company are guaranteed by the following additional wholly owned subsidiaries on a joint and several basis: Willis Netherlands B.V., Willis Investment U.K. Holdings Limited, TA I Limited, Trinity Acquisition plc, Willis Group Limited, Willis North America, Willis Towers Watson Sub Holdings Unlimited Company and Willis Towers Watson U.K. Holdings Limited.
The notes issued by Willis North America are guaranteed on a joint and several basis by the Company and each of the subsidiaries that guarantee the Company notes, except for Willis North America itself.
The notes issued by Trinity Acquisition plc are guaranteed on a joint and several basis by the Company and each of the subsidiaries that guarantee the Company notes, except for Trinity Acquisition plc itself.
For the purposes of this footnote, the companies that guarantee the Company notes, the Willis North America notes and the Trinity Acquisition plc notes, other than Willis North America and Trinity Acquisition plc, are referred to as the ‘other guarantors.’
The presentation of the financial information for issuers and other guarantor subsidiaries has been changed from prior filings in that the three previously disclosed separate notes that presented the three different issuer and related guarantor scenarios have been combined into one note. This new presentation still includes all of the financial information of the appropriate issuing and guarantor entities, with some minor reclassifications from what had been previously disclosed for each entity. We believe that the new presentation will help to reduce the complexity of the information and offer a more meaningful analysis for the reader.
All intercompany receivables/payables have been presented in the condensed consolidating financial statements as non-current on a net presentation basis, rather than a gross basis, as this better reflects the nature of the intercompany positions and presents the funding or funded position that is due or owed. The equity method has been used for investments in subsidiaries in the condensed consolidating balance sheet of Willis Towers Watson plc, Willis North America, Trinity Acquisition plc and the other guarantors.
Presented below is condensed financial information for:

(i)	Willis Towers Watson plc, which is both an issuer and guarantor, on a parent company only basis;

(ii)	Willis North America, which is both an issuer and guarantor, on a company only basis;

(iii)	Trinity Acquisition plc, which is both an issuer and guarantor, on a company only basis;

(iv)	Other guarantors, which are all wholly owned direct or indirect subsidiaries of the parent, on a combined basis;

(v)	Non-guarantors, which are all wholly owned direct or indirect subsidiaries of the parent, on a combined basis;

(vi)	Eliminations, which are consolidating adjustments on a combined basis; and

(vii)	The consolidated company.

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Three months ended June 30, 2018
	Willis Towers Watson plc	Willis North America	Trinity Acquisition plc	Other guarantors	Non-guarantors	Eliminations	Consolidated
Revenue	$—	$1	$—	$—	$1,989	$—	$1,990
Costs of providing services
Salaries and benefits	—	21	—	—	1,254	—	1,275
Other operating expenses	2	20	—	52	332	—	406
Depreciation	—	—	—	1	50	—	51
Amortization	—	—	—	—	140	—	140
Restructuring costs	—	—	—	—	—	—	—
Transaction and integration expenses	—	—	—	—	55	—	55
Total costs of providing services	2	41	—	53	1,831	—	1,927
(Loss)/income from operations	(2)	(40)	—	(53)	158	—	63
Intercompany (expense)/income	—	(9)	30	97	(118)	—	—
Interest expense	(8)	(11)	(27)	—	(6)	—	(52)
Other income, net	—	—	—	1	62	—	63
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES	(10)	(60)	3	45	96	—	74
Benefit from/(provision for) income taxes	—	8	—	(8)	(9)	—	(9)
Equity account for subsidiaries	68	(35)	(8)	26	—	(51)	—
NET INCOME/(LOSS)	58	(87)	(5)	63	87	(51)	65
Income attributable to non-controlling interests	—	—	—	—	(7)	—	(7)
NET INCOME/(LOSS) ATTRIBUTABLE TO WILLIS TOWERS WATSON	$58	$(87)	$(5)	$63	$80	$(51)	$58

Comprehensive loss before non-controlling interests	$(117)	$(153)	$(178)	$(111)	$(40)	$488	$(111)
Comprehensive income attributable to non-controlling interest	—	—	—	—	(6)	—	(6)
Comprehensive loss attributable to Willis Towers Watson	$(117)	$(153)	$(178)	$(111)	$(46)	$488	$(117)

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Three months ended June 30, 2017
	Willis Towers Watson plc	Willis North America	Trinity Acquisition plc	Other guarantors	Non-guarantors	Eliminations	Consolidated
Revenue	$—	$5	$—	$—	$1,948	$—	$1,953
Costs of providing services
Salaries and benefits	1	10	—	—	1,200	—	1,211
Other operating expenses	1	—	—	37	353	—	391
Depreciation	—	—	—	2	49	—	51
Amortization	—	—	—	2	147	—	149
Restructuring costs	—	(3)	—	—	30	—	27
Transaction and integration expenses	—	(1)	—	29	35	—	63
Total costs of providing services	2	6	—	70	1,814	—	1,892
(Loss)/income from operations	(2)	(1)	—	(70)	134	—	61
Intercompany (expense)/income	—	(9)	31	107	(129)	—	—
Interest expense	(8)	(6)	(26)	—	(6)	—	(46)
Other income, net	—	—	—	—	34	—	34
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES	(10)	(16)	5	37	33	—	49
Benefit from/(provision for) income taxes	1	1	(1)	(4)	(5)	—	(8)
Equity account for subsidiaries	42	50	(115)	(11)	—	34	—
NET INCOME/(LOSS)	33	35	(111)	22	28	34	41
Income attributable to non-controlling interests	—	—	—	—	(8)	—	(8)
NET INCOME/(LOSS) ATTRIBUTABLE TO WILLIS TOWERS WATSON	$33	$35	$(111)	$22	$20	$34	$33

Comprehensive income before non-controlling interests	$165	$136	$15	$156	$152	$(443)	$181
Comprehensive income attributable to non-controlling interest	—	—	—	—	(16)	—	(16)
Comprehensive income attributable to Willis Towers Watson	$165	$136	$15	$156	$136	$(443)	$165

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Six months ended June 30, 2018
	Willis Towers Watson plc	Willis North America	Trinity Acquisition plc	Other guarantors	Non-guarantors	Eliminations	Consolidated
Revenue	$—	$7	$—	$—	$4,275	$—	$4,282
Costs of providing services
Salaries and benefits	1	36	—	—	2,615	—	2,652
Other operating expenses	2	25	—	94	708	—	829
Depreciation	—	—	—	2	98	—	100
Amortization	—	—	—	1	280	—	281
Restructuring costs	—	—	—	—	—	—	—
Transaction and integration expenses	—	5	—	1	92	—	98
Total costs of providing services	3	66	—	98	3,793	—	3,960
(Loss)/income from operations	(3)	(59)	—	(98)	482	—	322
Intercompany (expense)/income	—	(14)	60	189	(235)	—	—
Interest expense	(15)	(22)	(54)	—	(12)	—	(103)
Other income, net	—	—	—	2	117	—	119
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES	(18)	(95)	6	93	352	—	338
Benefit from/(provision for) income taxes	—	13	(1)	(16)	(48)	—	(52)
Equity account for subsidiaries	291	(42)	134	207	—	(590)	—
NET INCOME/(LOSS)	273	(124)	139	284	304	(590)	286
Income attributable to non-controlling interests	—	—	—	—	(13)	—	(13)
NET INCOME/(LOSS) ATTRIBUTABLE TO WILLIS TOWERS WATSON	$273	$(124)	$139	$284	$291	$(590)	$273

Comprehensive income/(loss) before non-controlling interests	$181	$(175)	$48	$192	$202	$(254)	$194
Comprehensive income attributable to non-controlling interest	—	—	—	—	(13)	—	(13)
Comprehensive income/(loss) attributable to Willis Towers Watson	$181	$(175)	$48	$192	$189	$(254)	$181

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Six months ended June 30, 2017
	Willis Towers Watson plc	Willis North America	Trinity Acquisition plc	Other guarantors	Non-guarantors	Eliminations	Consolidated
Revenue	$—	$11	$—	$—	$4,261	$—	$4,272
Costs of providing services
Salaries and benefits	2	20	—	—	2,442	—	2,464
Other operating expenses	2	10	—	44	736	—	792
Depreciation	—	—	—	3	94	—	97
Amortization	—	—	—	2	298	—	300
Restructuring costs	—	—	—	4	50	—	54
Transaction and integration expenses	—	2	—	30	71	—	103
Total costs of providing services	4	32	—	83	3,691	—	3,810
(Loss)/income from operations	(4)	(21)	—	(83)	570	—	462
Intercompany income/(expense)	—	18	59	168	(245)	—	—
Interest expense	(15)	(16)	(51)	—	(10)	—	(92)
Other income, net	—	—	—	—	77	—	77
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES	(19)	(19)	8	85	392	—	447
Benefit from/(provision for) income taxes	1	3	(1)	(8)	(49)	—	(54)
Equity account for subsidiaries	395	225	225	300	—	(1,145)	—
NET INCOME	377	209	232	377	343	(1,145)	393
Income attributable to non-controlling interests	—	—	—	—	(16)	—	(16)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$377	$209	$232	$377	$327	$(1,145)	$377

Comprehensive income before non-controlling interests	$485	$283	$334	$490	$438	$(1,518)	$512
Comprehensive income attributable to non-controlling interest	—	—	—	—	(27)	—	(27)
Comprehensive income attributable to Willis Towers Watson	$485	$283	$334	$490	$411	$(1,518)	$485

Unaudited Condensed Consolidating Balance Sheet

	As of June 30, 2018
	Willis Towers Watson plc	Willis North America	Trinity Acquisition plc	Other guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1	$—	$—	$1	$909	$—	$911
Fiduciary assets	—	—	—	—	14,126	—	14,126
Accounts receivable, net	—	—	—	—	2,394	—	2,394
Prepaid and other current assets	—	299	1	31	320	(193)	458
Total current assets	1	299	1	32	17,749	(193)	17,889
Intercompany receivables, net	5,966	—	2,200	—	—	(8,166)	—
Fixed assets, net	—	—	—	25	899	—	924
Goodwill	—	—	—	—	10,468	—	10,468
Other intangible assets, net	—	—	—	59	3,562	(59)	3,562
Pension benefits assets	—	—	—	—	902	—	902
Other non-current assets	4	70	2	27	444	(79)	468
Total non-current assets	5,970	70	2,202	111	16,275	(8,304)	16,324
Investments in subsidiaries	4,852	6,031	2,320	7,960	—	(21,163)	—
TOTAL ASSETS	$10,823	$6,400	$4,523	$8,103	$34,024	$(29,660)	$34,213
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$—	$—	$14,126	$—	$14,126
Deferred revenue and accrued expenses	—	—	—	4	1,353	—	1,357
Short-term debt and current portion of long-term debt	1	—	—	—	84	—	85
Other current liabilities	97	12	27	16	803	(141)	814
Total current liabilities	98	12	27	20	16,366	(141)	16,382
Intercompany payables, net	—	634	—	3,658	3,874	(8,166)	—
Long-term debt	497	1,136	2,914	—	42	—	4,589
Liability for pension benefits	—	—	—	—	1,185	—	1,185
Deferred tax liabilities	—	—	—	—	768	(77)	691
Provision for liabilities	—	120	—	—	426	—	546
Other non-current liabilities	—	—	—	—	446	—	446
Total non-current liabilities	497	1,890	2,914	3,658	6,741	(8,243)	7,457
TOTAL LIABILITIES	595	1,902	2,941	3,678	23,107	(8,384)	23,839
REDEEMABLE NON-CONTROLLING INTEREST	—	—	—	—	27	—	27
EQUITY
Total Willis Towers Watson shareholders’ equity	10,228	4,498	1,582	4,425	10,771	(21,276)	10,228
Non-controlling interests	—	—	—	—	119	—	119
Total equity	10,228	4,498	1,582	4,425	10,890	(21,276)	10,347
TOTAL LIABILITIES AND EQUITY	$10,823	$6,400	$4,523	$8,103	$34,024	$(29,660)	$34,213

Unaudited Condensed Consolidating Balance Sheet

	As of December 31, 2017
	Willis Towers Watson plc	Willis North America	Trinity Acquisition plc	Other guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$2	$—	$—	$1	$1,027	$—	$1,030
Fiduciary assets	—	—	—	—	12,155	—	12,155
Accounts receivable, net	—	4	—	—	2,242	—	2,246
Prepaid and other current assets	—	267	1	44	264	(146)	430
Total current assets	2	271	1	45	15,688	(146)	15,861
Intercompany receivables, net	6,202	—	2,501	—	—	(8,703)	—
Fixed assets, net	—	—	—	25	960	—	985
Goodwill	—	—	—	—	10,519	—	10,519
Other intangible assets, net	—	—	—	60	3,882	(60)	3,882
Pension benefits assets	—	—	—	—	764	—	764
Other non-current assets	—	115	3	31	388	(90)	447
Total non-current assets	6,202	115	2,504	116	16,513	(8,853)	16,597
Investments in subsidiaries	4,506	6,125	1,918	8,425	—	(20,974)	—
TOTAL ASSETS	$10,710	$6,511	$4,423	$8,586	$32,201	$(29,973)	$32,458
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$—	$—	$12,155	$—	$12,155
Deferred revenue and accrued expenses	—	19	—	7	1,685	—	1,711
Short-term debt and current portion of long-term debt	—	—	—	—	85	—	85
Other current liabilities	87	83	33	27	724	(150)	804
Total current liabilities	87	102	33	34	14,649	(150)	14,755
Intercompany payables, net	—	787	—	3,895	4,021	(8,703)	—
Long-term debt	497	986	2,883	—	84	—	4,450
Liability for pension benefits	—	—	—	—	1,259	—	1,259
Deferred tax liabilities	—	—	—	—	704	(89)	615
Provision for liabilities	—	120	—	—	438	—	558
Other non-current liabilities	—	19	—	5	520	—	544
Total non-current liabilities	497	1,912	2,883	3,900	7,026	(8,792)	7,426
TOTAL LIABILITIES	584	2,014	2,916	3,934	21,675	(8,942)	22,181
REDEEMABLE NON-CONTROLLING INTEREST	—	—	—	—	28	—	28
EQUITY
Total Willis Towers Watson shareholders’ equity	10,126	4,497	1,507	4,652	10,375	(21,031)	10,126
Non-controlling interests	—	—	—	—	123	—	123
Total equity	10,126	4,497	1,507	4,652	10,498	(21,031)	10,249
TOTAL LIABILITIES AND EQUITY	$10,710	$6,511	$4,423	$8,586	$32,201	$(29,973)	$32,458

Unaudited Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2018
	Willis Towers Watson plc	Willis North America	Trinity Acquisition plc	Other guarantors	Non-guarantors	Eliminations	Consolidated
NET CASH FROM/(USED IN) OPERATING ACTIVITIES	$154	$—	$(240)	$170	$644	$(333)	$395
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	—	—	(2)	(139)	—	(141)
Capitalized software costs	—	—	—	—	(25)	—	(25)
Acquisitions of operations, net of cash acquired	—	—	—	—	(8)	—	(8)
Net proceeds from sale of operations	—	—	—	—	4	—	4
Other, net	—	—	—	—	17	—	17
Proceeds from/(repayments of) intercompany investing activities, net	245	(97)	137	139	(351)	(73)	—
Net cash from/(used in) investing activities	$245	$(97)	$137	$137	$(502)	$(73)	$(153)
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net borrowings on revolving credit facility	—	150	47	—	—	—	197
Repayments of debt	—	—	—	—	(43)	—	(43)
Repurchase of shares	(269)	—	—	—	—	—	(269)
Proceeds from issuance of shares	18	—	—	—	—	—	18
Payments of deferred and contingent consideration related to acquisitions	—	—	—	—	(41)	—	(41)
Cash paid for employee taxes on withholding shares	—	—	—	—	(30)	—	(30)
Dividends paid	(149)	—	(332)	(1)	—	333	(149)
Acquisitions of and dividends paid to non-controlling interests	—	—	—	—	(18)	—	(18)
(Repayments of)/proceeds from intercompany financing activities, net	—	(53)	388	(306)	(102)	73	—
Net cash (used in)/from financing activities	$(400)	$97	$103	$(307)	$(234)	$406	$(335)
DECREASE IN CASH AND CASH EQUIVALENTS	(1)	—	—	—	(92)	—	(93)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	(26)	—	(26)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2	—	—	1	1,027	—	1,030
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1	$—	$—	$1	$909	$—	$911

Unaudited Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2017
	Willis Towers Watson plc	Willis North America	Trinity Acquisition plc	Other guarantors	Non-guarantors	Eliminations	Consolidated
NET CASH FROM/(USED IN) OPERATING ACTIVITIES	$448	$39	$434	$(311)	$(116)	$(175)	$319
CASH FLOWS (USED IN)/FROM INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	—	—	(5)	(114)	—	(119)
Capitalized software costs	—	—	—	—	(32)	—	(32)
Acquisitions of operations, net of cash acquired	—	—	—	—	(13)	—	(13)
Other, net	—	—	—	—	9	—	9
Proceeds from/(repayments of) intercompany investing activities, net	948	7	(473)	78	184	(744)	—
(Increase)/decrease in investment in subsidiaries	(1,000)	—	—	941	59	—	—
Net cash (used in)/from investing activities	$(52)	$7	$(473)	$1,014	$93	$(744)	$(155)
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net borrowings on revolving credit facility	—	—	283	—	—	—	283
Senior notes issued	—	650	—	—	—	—	650
Proceeds from issuance of other debt	—	—	—	—	32	—	32
Debt issuance costs	—	(5)	(4)	—	—	—	(9)
Repayments of debt	—	(399)	(215)	—	(81)	—	(695)
Repurchase of shares	(296)	—	—	—	—	—	(296)
Proceeds from issuance of shares	37	—	—	—	—	—	37
Payments of deferred and contingent consideration related to acquisitions	—	—	—	—	(44)	—	(44)
Cash paid for employee taxes on withholding shares	—	—	—	—	(3)	—	(3)
Dividends paid	(137)	(59)	—	—	(116)	175	(137)
Acquisitions of and dividends paid to non-controlling interests	—	—	—	—	(14)	—	(14)
(Repayments of)/proceeds from intercompany financing activities, net	—	(233)	(25)	(696)	210	744	—
Net cash (used in)/from financing activities	$(396)	$(46)	$39	$(696)	$(16)	$919	$(196)
INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	—	7	(39)	—	(32)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	14	—	14
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	—	—	870	—	870
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$—	$7	$845	$—	$852

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
Insurance market rates vary by geography, industry and client segment. As a result, and due to the global and diverse nature of our business, we view rates in the aggregate.
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
On March 29, 2019, the U.K. will leave the E.U., however, many aspects of the political negotiations, including the nature of any transitional arrangement, future immigration requirements, and other matters remain uncertain. Post-Brexit businesses such as ours, which conduct regulated activity and provide services to both U.K. and E.U. 27/European Economic Area clients will need to operate differently. We are working to ensure that, where possible, clients will have the same access to the same services, experts, and relationship managers as they do today. To do this, we are planning to put in place appropriate regulatory, structural and operating models to allow our business to function post-Brexit. For a further discussion of the risks of Brexit to the Company, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K, filed with the SEC on February 28, 2018.
On an annual basis for 2018, although we expect that approximately 22% of our revenue will be generated in the U.K., we expect that only about 12% of revenue will be denominated in Pounds sterling, as much of the insurance business is transacted in U.S. dollars. We expect that approximately 20% of our expenses will be denominated in Pounds sterling. We have a Company hedging strategy for this aspect of our business, which is designed to mitigate significant fluctuations in currency.
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
See Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K, filed with the SEC on February 28, 2018, and subsequent filings, for a discussion of risks that may affect our ability to compete.

Financial Statement Overview
In accordance with the modified retrospective adoption requirements of ASC 606 (see Note 3 — Revenue within Notes to the Condensed Consolidated Financial Statements in Part I, Item 1.), the tables below set forth our summarized condensed consolidated statements of comprehensive income and data as a percentage of revenue for the periods indicated. Our results for the three and six months ended June 30, 2018 have also been presented without the adoption of ASC 606.

	Three Months Ended June 30,
	2018				2017
	As reported		Without adoption of ASC 606		As reported
	($ in millions, except per share data)
Revenue	$1,990	100%	$2,022	100%	$1,953	100%
Costs of providing services
Salaries and benefits	1,275	64%	1,272	63%	1,211	62%
Other operating expenses	406	20%	406	20%	391	20%
Depreciation	51	3%	56	3%	51	3%
Amortization	140	7%	140	7%	149	8%
Restructuring costs	—	—%	—	—%	27	1%
Transaction and integration expenses	55	3%	55	3%	63	3%
Total costs of providing services	1,927		1,929		1,892
Income from operations	63	3%	93	5%	61	3%
Interest expense	(52)	(3)%	(52)	(3)%	(46)	(2)%
Other income, net	63	3%	63	3%	34	2%
Provision for income taxes	(9)	—%	(15)	(1)%	(8)	—%
Income attributable to non-controlling interests	(7)	—%	(7)	—%	(8)	—%
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$58	3%	$82	4%	$33	2%
Diluted earnings per share	$0.44		$0.62		$0.24

	Six Months Ended June 30,
	2018				2017
	As reported		Without adoption of ASC 606		As reported
	($ in millions, except per share data)
Revenue	$4,282	100%	$4,573	100%	$4,272	100%
Costs of providing services
Salaries and benefits	2,652	62%	2,624	57%	2,464	58%
Other operating expenses	829	19%	829	18%	792	19%
Depreciation	100	2%	110	2%	97	2%
Amortization	281	7%	281	6%	300	7%
Restructuring costs	—	—%	—	—%	54	1%
Transaction and integration expenses	98	2%	98	2%	103	2%
Total costs of providing services	3,960		3,942		3,810
Income from operations	322	8%	631	14%	462	11%
Interest expense	(103)	(2)%	(103)	(2)%	(92)	(2)%
Other income, net	119	3%	119	3%	77	2%
Provision for income taxes	(52)	(1)%	(111)	(2)%	(54)	(1)%
Income attributable to non-controlling interests	(13)	—%	(13)	—%	(16)	—%
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$273	6%	$523	11%	$377	9%
Diluted earnings per share	$2.05		$3.94		$2.75
Consolidated Revenue
Revenue for the three months ended June 30, 2018 was $2.0 billion, and $2.0 billion without the adoption of ASC 606. Revenue for the three months ended June 30, 2017 was $2.0 billion, which when compared to current year as-reported revenue, results in an increase of $37 million, or an increase of $69 million when adjusting for the impact of ASC 606. Revenue for the six months ended June 30, 2018 was $4.3 billion, and $4.6 billion without the adoption of ASC 606. Revenue for the six months ended June 30, 2017 was $4.3 billion, which when compared to current year as-reported revenue, results in an increase of $10 million, or an increase of $301 million when adjusting for the impact of ASC 606. Revenue growth was 2% and flat for the three and six months ended June 30, 2018, respectively. Adjusting for the impacts of foreign currency, acquisitions and disposals and ASC 606, our organic revenue growth was 3% and 4% for the three and six months ended June 30, 2018. The organic increase in revenue was driven by strong performances in all segments.
Our revenue can be materially impacted by changes in currency conversions, which can fluctuate significantly over the course of a calendar year. For the three months ended June 30, 2018, currency translation increased our consolidated revenue by $38 million; for the six months ended June 30, 2018, currency translation increased our consolidated revenue by $161 million. The primary currencies driving these changes were the Euro and Pound sterling.
The following table details our top five markets based on the percentage of consolidated revenue (in U.S. dollars) from the countries where work is performed for the six months ended June 30, 2018. These figures do not represent the currency of the related revenue, which is presented in the next table.

Geographic Region	% of Revenue
United States	43%
United Kingdom	25%
France	5%
Germany	3%
Canada	3%

The table below details the percentage of our revenue and expenses by transactional currency for the six months ended June 30, 2018.

Transactional Currency	Revenue	Expenses (i)
U.S. dollars	51%	48%
Pounds sterling	14%	21%
Euro	18%	13%
Other currencies	17%	18%
____________________

(i)
These percentages exclude certain expenses for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. These items include Merger-related amortization of intangible assets, restructuring costs, and transaction and integration expenses.

The following table sets forth the total revenue for the three and six months ended June 30, 2018 and 2017 and the components of the change in total revenue for the three and six months ended June 30, 2018, as compared to the respective prior year period:

				Components of Revenue Change (i)
	Three Months Ended June 30,		As Reported Change	Currency Impact	Constant Currency Change	Impact of ASC 606	Acquisitions/Divestitures	Organic Change
	2018	2017
	($ in millions)
Revenue	$1,990	$1,953	2%	2%	—%	(2)%	(1)%	3%

				Components of Revenue Change (i)
	Six Months Ended June 30,		As Reported Change	Currency Impact	Constant Currency Change	Impact of ASC 606	Acquisitions/Divestitures	Organic Change
	2018	2017
	($ in millions)
Revenue	$4,282	$4,272	—%	4%	(4)%	(6)%	(1)%	4%
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

The following table sets forth HCB segment revenue for the three months ended June 30, 2018 and 2017, and the components of the change in revenue for the three months ended June 30, 2018 from the three months ended June 30, 2017.

				Components of Revenue Change (i)
	Three Months Ended June 30,		As Reported Change	Currency Impact	Constant Currency Change	Impact of ASC 606	Acquisitions/Divestitures	Organic Change
	2018	2017
	($ in millions)
Segment revenue	$780	$726	7%	2%	5%	4%	(1)%	3%
____________________

(i)	Components of revenue change may not add due to rounding.
HCB segment revenue, for the three months ended June 30, 2018 and 2017 was $780 million and $726 million, respectively. Retirement revenues increased in the second quarter with growth in North America, Great Britain and Western Europe related to a general increase in demand for consulting and project work. Health and Benefits had solid growth with increased advisory work and global benefit marketplace placements, while the Technology and Administration Solutions business experienced growth in Great Britain and Western Europe as a result of new administration clients and project activity. Talent and Rewards revenues declined due to lower demand for advisory projects in North America and Great Britain.
The following table sets forth HCB segment revenue for the six months ended June 30, 2018 and 2017, and the components of the change in revenue for the six months ended June 30, 2018 from the six months ended June 30, 2017.

				Components of Revenue Change (i)
	Six Months Ended June 30,		As Reported Change	Currency Impact	Constant Currency Change	Impact of ASC 606	Acquisitions/Divestitures	Organic Change
	2018	2017
	($ in millions)
Segment revenue	$1,612	$1,675	(4)%	3%	(7)%	(9)%	(1)%	3%
____________________

(i)	Components of revenue change may not add due to rounding.
HCB segment revenue for the six months ended June 30, 2018 and 2017 was $1.6 billion and $1.7 billion respectively. On an organic basis the HCB segment experienced growth across all regions. Retirement grew in North America, Great Britain and International with a slight offset in Western Europe. The overall growth in Retirement was driven by an increase in demand for consulting and project work. Increased advisory work and global benefit marketplace placements drove the organic growth in all regions for Health & Benefits. Technology and Administration Solutions experienced growth in Western Europe, Great Britain and International as a result of new administration clients and project activity. Talent and Rewards grew slightly with growth in Western Europe and International, partially offset by a decline in North America and Great Britain. Talent and Rewards growth was due to new administration clients and project activity.
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

The following table sets forth CRB revenue for the three months ended June 30, 2018 and 2017, and the components of the change in revenue for the three months ended June 30, 2018 from the three months ended June 30, 2017.

				Components of Revenue Change (i)
	Three Months Ended June 30,		As Reported Change	Currency Impact	Constant Currency Change	Impact of ASC 606	Acquisitions/Divestitures	Organic Change
	2018	2017
	($ in millions)
Segment revenue	$674	$644	5%	2%	3%	1%	—%	2%
____________________

(i)	Components of revenue change may not add due to rounding.
CRB segment revenue for the three months ended June 30, 2018 and 2017 was $674 million and $644 million, respectively. The increase was driven by growth globally across most geographies, highlighted by particular strength in the International and North America regions, attributable to new business generation and strong management of the renewal book portfolio.
The following table sets forth CRB revenue for the six months ended June 30, 2018 and 2017, and the components of the change in revenue for the six months ended June 30, 2018 from the six months ended June 30, 2017.

				Components of Revenue Change (i)
	Six Months Ended June 30,		As Reported Change	Currency Impact	Constant Currency Change	Impact of ASC 606	Acquisitions/Divestitures	Organic Change
	2018	2017
	($ in millions)
Segment revenue	$1,414	$1,316	7%	5%	3%	(1)%	—%	4%
____________________

(i)	Components of revenue change may not add due to rounding.
CRB segment revenue for the six months ended June 30, 2018 and 2017 was $1.4 billion and $1.3 billion respectively. Revenue growth was experienced in every region. The primary drivers of the growth for the segment were new business generation and strong management of the renewal book portfolio.
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
The following table sets forth IRR revenue for the three months ended June 30, 2018 and 2017, and the components of the change in revenue for the three months ended June 30, 2018 from the three months ended June 30, 2017.

				Components of Revenue Change (i)
	Three Months Ended June 30,		As Reported Change	Currency Impact	Constant Currency Change	Impact of ASC 606	Acquisitions/Divestitures	Organic Change
	2018	2017
	($ in millions)
Segment revenue	$385	$374	3%	3%	—%	2%	(3)%	1%
____________________
(i) Components of revenue change may not add due to rounding.
IRR segment revenue for the three months ended June 30, 2018 and 2017 was $385 million and $374 million, respectively. Reinsurance, Investment, Insurance Consulting and Technology, and Max Matthiessen all posted revenue growth, primarily as a result of increased sales. Wholesale revenues declined, mainly driven by the timing of revenue that was accelerated into the first quarter of 2018 and less demand in its Specialty and Programs businesses. Underwriting and Capital Management experienced a decline as a result of the divestiture of a portion of the U.S. programs business in 2017 and the Loan Protector businesses in the first quarter of 2018.

The following table sets forth IRR revenue for the six months ended June 30, 2018 and 2017, and the components of the change in revenue for the six months ended June 30, 2018 from the six months ended June 30, 2017.

				Components of Revenue Change (i)
	Six Months Ended June 30,		As Reported Change	Currency Impact	Constant Currency Change	Impact of ASC 606	Acquisitions/Divestitures	Organic Change
	2018	2017
	($ in millions)
Segment revenue	$959	$865	11%	5%	6%	5%	(2)%	4%
____________________
(i) Components of revenue change may not add due to rounding.
IRR segment revenue for the six months ended June 30, 2018 and 2017 was $959 million and $865 million, respectively. Reinsurance, Investment, Insurance Consulting and Technology and Max Matthiessen all posted revenue growth, primarily as a result of increased sales. Wholesale experienced a slight decline due to less demand in its Specialty and Programs businesses. Underwriting and Capital Management experienced a decline as a result of the divestiture of a portion of the U.S. programs business in 2017 and the Loan Protector businesses in the first quarter of 2018.
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
The following table sets forth BDA revenue for the three months ended June 30, 2018 and 2017, and the components of the change in revenue for the three months ended June 30, 2018 from the three months ended June 30, 2017.

				Components of Revenue Change (i)
	Three Months Ended June 30,		As Reported Change	Currency Impact	Constant Currency Change	Impact of ASC 606	Acquisitions/Divestitures	Organic Change
	2018	2017
	($ in millions)
Segment revenue	$119	$178	(34)%	—%	(34)%	(43)%	—%	9%
____________________
(i) Components of revenue change may not add due to rounding.
BDA segment revenue for the three months ended June 30, 2018 and 2017 was $119 million and $178 million, respectively, with the decline solely related to the impact of ASC 606, which concentrates revenue to the fourth quarter. BDA’s organic growth is the result of its expanded client base, new membership and enrollments across all businesses.
The following table sets forth BDA revenue for the six months ended June 30, 2018 and 2017, and the components of the change in revenue for the six months ended June 30, 2018 from the six months ended June 30, 2017.

				Components of Revenue Change (i)
	Six Months Ended June 30,		As Reported Change	Currency Impact	Constant Currency Change	Impact of ASC 606	Acquisitions/Divestitures	Organic Change
	2018	2017
	($ in millions)
Segment revenue	$241	$359	(33)%	—%	(33)%	(42)%	—%	9%
____________________
(i) Components of revenue change may not add due to rounding.
BDA segment revenue for the six months ended June 30, 2018 and 2017 was $241 million and $359 million, respectively. As a result of adopting ASC 606, revenue in our Medicare broking business in Individual Marketplace is now concentrated in the fourth quarter of each year, as this was the driver of the reduction in revenue for the first half of 2018. On an organic basis,

Individual Marketplace led the segment growth due to increased membership from the 2017 fall enrollment period. Group Marketplace and Benefits Outsourcing grew as a result of additional 2018 enrollments, and new outsourcing client wins and special projects.
Costs of Providing Services
Total costs of providing services were $1.9 billion for the three months ended June 30, 2018, compared to $1.9 billion for the three months ended June 30, 2017, an increase of $35 million or 2%. Total costs of providing services were $4.0 billion for the six months ended June 30, 2018, compared to $3.8 billion for the six months ended June 30, 2017, an increase of $150 million or 4%. See the supplemental information below for further information.
Salaries and benefits
Salaries and benefits for the three months ended June 30, 2018 were $1.3 billion, compared to $1.2 billion for the three months ended June 30, 2017, an increase of $64 million; and for the six months ended June 30, 2018 were $2.7 billion, compared to $2.5 billion for the six months ended June 30, 2017, an increase of $188 million. The increases for both periods of 2018 were primarily a result of higher base salary adjustments and incentive accruals, as well as increased medical benefits costs.
Salaries and benefits as a percentage of revenue increased from 62% to 64% for the quarter and from 58% to 62% year-to-date due to the adoption of ASC 606, which decreased revenue for both the three and six months ended June 30, 2018.
Other operating expenses
Other operating expenses for the three months ended June 30, 2018 were $406 million, compared to $391 million for the three months ended June 30, 2017, an increase of $15 million, or 4%. This increase was primarily due to higher professional services expenses, partially offset by lower occupancy costs.
Other operating expenses for the six months ended June 30, 2018 were $829 million, compared to $792 million for the six months ended June 30, 2017, an increase of $37 million, or 5%. This increase was primarily due to higher professional services expenses, partially offset by lower professional liability and occupancy costs.
Depreciation
Depreciation for both the three months ended June 30, 2018 and 2017 was $51 million. Depreciation for the six months ended June 30, 2018 was $100 million, compared to $97 million for the six months ended June 30, 2017, an increase of $3 million, or 3%. This increase was primarily due to a higher depreciable base of assets resulting from additional assets placed in service during 2017.
Amortization
Amortization for the three months ended June 30, 2018 was $140 million, compared to $149 million for the three months ended June 30, 2017, a decrease of $9 million, or 6%. Amortization for the six months ended June 30, 2018 was $281 million, compared to $300 million for the six months ended June 30, 2017, a decrease of $19 million, or 6%. Our intangible amortization was more heavily weighted to the initial years of the useful lives of the related intangibles, and therefore amortization will continue to decrease over time.
Restructuring costs
Restructuring costs were $27 million and $54 million for the three and six months ended June 30, 2017, respectively.
These costs were incurred during the prior year period related to the Operational Improvement Program which was completed, and for which costs were fully accrued, by the end of 2017. We spent a cumulative amount of $441 million on restructuring charges for this program since it began in the second quarter of 2014. Refer to Part 1, Item 1. Note 5 — Restructuring Costs for additional information regarding these costs.
Transaction and integration expenses
Transaction and integration expenses for the three months ended June 30, 2018 were $55 million, compared to $63 million for the three months ended June 30, 2017, a decrease of $8 million, or 13%. Transaction and integration expenses for the six months ended June 30, 2018 were $98 million, compared to $103 million for the six months ended June 30, 2017, a decrease of $5 million, or 5%. The decrease in expenses resulted from the completion of certain integration activities in connection with the Merger.

Income from Operations
Income from operations for the three months ended June 30, 2018 was $63 million, compared to $61 million for the three months ended June 30, 2017, an increase of $2 million. Adjusting for the impact of ASC 606, which reduced operating income in the second quarter of 2018 by $30 million, income from operations would have increased by $32 million. This increase was due to continued organic revenue growth across all segments.
Income from operations for the six months ended June 30, 2018 was $322 million, compared to $462 million for the six months ended June 30, 2017, a decrease of $140 million. Adjusting for the impact of ASC 606, which reduced operating income in the first six months of 2018 by $309 million, income from operations would have increased by $169 million. This increase was due to strong organic revenue growth across all segments, particularly in the first quarter of 2018.
Interest Expense
Interest expense for the three months ended June 30, 2018 was $52 million, compared to $46 million for the three months ended June 30, 2017, an increase of $6 million, or 13%. Interest expense for the six months ended June 30, 2018 was $103 million, compared to $92 million for the six months ended June 30, 2017, an increase of $11 million, or 12%. The increase in interest expense resulted from additional levels of indebtedness.
Other Income, Net
As a result of the adoption of ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which was retrospectively applied to our 2017 presentation as well, we now classify all components of net periodic benefit cost except service cost, resulting from our defined benefit plans, in this line item.
Other income, net for the three months ended June 30, 2018 was $63 million, compared to $34 million for the three months ended June 30, 2017, an increase of $29 million, primarily resulting from favorable foreign exchange activity for the quarter.
Other income, net for the six months ended June 30, 2018 was $119 million, compared to $77 million for the six months ended June 30, 2017, an increase of $42 million. The additional income in 2018 as compared to the prior year related to the more favorable foreign exchange activity occurring in the second quarter of approximately $36 million, along with increased pension benefit activity of $15 million, partially offset by a loss on disposal of operations of $9 million.
Provision for Income Taxes
Provision for income taxes for the three months ended June 30, 2018 was $9 million, compared with $8 million for the three months ended June 30, 2017, an increase to income tax expense of $1 million. The effective tax rate was 12.7% for the three months ended June 30, 2018, and 16.8% for the three months ended June 30, 2017. Provision for income taxes for the six months ended June 30, 2018 was $52 million, compared with $54 million for the six months ended June 30, 2017, a decrease to income tax expense of $2 million. The effective tax rate was 15.5% for the six months ended June 30, 2018, and 12.1% for the six months ended June 30, 2017. These effective tax rates are calculated using extended values from our condensed consolidated statements of comprehensive income, and are therefore more precise tax rates than can be calculated from rounded values.
Prior to U.S. Tax Reform, our effective tax rate was lower than the U.S. statutory tax rate of 35%, primarily due to our global mix of income and deductions in jurisdictions with high statutory income tax rates. For 2018, while the U.S. federal corporate income tax rate has decreased as a result of U.S. Tax Reform, certain deferred tax benefits realized as a result of both the Merger and deductions in jurisdictions with high statutory income tax rates have now been reduced as well. This offsets, in part, the benefit of U.S. Tax Reform, thus increasing our effective income tax rate for the six months ended June 30, 2018 as compared to the prior year. However, the effective income tax rate for the three months ended June 30, 2018 was lower than the three months ended June 30, 2017 due to the change in the geographic mix of income.
Net Income Attributable to Willis Towers Watson
Net income attributable to Willis Towers Watson for the three months ended June 30, 2018 was $58 million, compared to $33 million for the three months ended June 30, 2017, an increase of $25 million, or 76%. Adjusting for the impact of ASC 606, which reduced net income in the second quarter of 2018 by $24 million, net income attributable to Willis Towers Watson would have increased by $49 million. This increase was due to continued organic revenue growth across all segments.
Net income attributable to Willis Towers Watson for the six months ended June 30, 2018 was $273 million, compared to $377 million for the six months ended June 30, 2017, a decrease of $104 million, or 28%. Adjusting for the impact of ASC 606, which reduced net income in the first six months of 2018 by $250 million, net income attributable to Willis Towers Watson would have increased by $146 million. This increase was due to strong organic revenue growth across all segments, particularly in the first quarter of 2018.
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

	Three Months Ended June 30, 2018				Six Months Ended June 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change		As Reported	Balances Without Adoption of ASC 606	Effect of Change
HCB
Revenue	$780	$750	$30	a	$1,612	$1,772	$(160)	a
Operating income	149	119	30	a, e	342	503	(161)	a, e
CRB
Revenue	674	669	5	b	1,414	1,427	(13)	b
Operating income	97	85	12	b, f	222	231	(9)	b, f
IRR
Revenue	385	379	6	c	959	918	41	c
Operating income	89	86	3	c, f	350	327	23	c, f
BDA
Revenue	119	195	(76)	d	241	390	(149)	d
Operating (loss)/income	(31)	49	(80)	d, e	(63)	91	(154)	d, e
Explanation of Changes
Revenue and operating expenses were adjusted for the following significant changes:

a.
Revenue recognition for certain arrangements in our Health and Benefits broking business will now be recognized more evenly over the year to reflect the nature of the ongoing obligations to our customers, as well as receipt of the monthly commissions. These contracts are monthly or annual in nature and are considered complete as of the transition date for all contracts entered into for 2017 and prior years. The total change to revenue as a result of this accounting change for the three and six months ended June 30, 2018 was an increase of $35 million and a decrease of $155 million, respectively.

b.
Revenue recognition for certain affinity broking arrangements that was recognized at a point in time on the effective date of the policy is now being recognized over the policy year to reflect the ongoing nature of our services.

c.
The most significant change in our IRR segment results is due to the change in accounting for our proportional treaty reinsurance broking arrangements. The revenue recognition for proportional treaty reinsurance broking commissions has moved from recognition upon the receipt of the monthly or quarterly treaty statements from the ceding insurance carriers, to the recognition of an estimate of expected commissions upon the policy effective date. For the three and six months ended June 30, 2018, ASC 606 revenue was higher than ASC 605 revenue by approximately $5 million and $29 million, respectively, related to this adjustment.

d.
The majority of revenue recognition within our Medicare broking arrangements in Individual Marketplace has moved from monthly ratable recognition over the policy period, to recognition upon placement of the policy. Consequently, the Company will now recognize approximately two-thirds of one calendar year of expected commissions during the fourth quarter of the preceding calendar year. The remainder of the revenue is recognized consistently with methods used prior to the adoption of ASC 606. During the three and six months ended June 30,

2018, the accounting for this revenue stream under ASC 606 resulted in a reduction of revenue from ASC 605 of $78 million and $151 million, respectively.

e.
System implementation activities — For those portions of the business that previously deferred costs, the length of time over which we amortize those costs will extend to a longer estimated contract term. For the 2017 calendar year and prior, these costs were amortized over a typical period of 3-5 years in accordance with the initial stated terms of the customer agreements. Additionally, the composition of deferred costs has been adjusted to reflect the guidance in ASC 606. These adjustments resulted in an increase in expenses of $2 million and $4 million for the three and six months ended June 30, 2018, respectively.

f.
Other arrangements — This guidance now applies to our broking arrangements. The costs deferred for our broking arrangements will typically be amortized within one year. For the three and six months ended June 30, 2018, these changes resulted in expenses decreasing by $4 million and increasing by $14 million, respectively.

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
As of June 30, 2018, our accounting for U.S. Tax Reform is incomplete. However, as noted in our 2017 Annual Report on Form 10-K, the Company was able to make reasonable estimates of certain effects and recorded provisional adjustments. We expect to complete our accounting within the measurement period for all provisional amounts.
For the following provisional items, we did not record any additional measurement period adjustments during the three and six months ended June 30, 2018, for the following reasons:
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

For the following provisional items, incremental measurement adjustments were recognized during the six months ended June 30, 2018 (there were no adjustments made during the three months ended June 30, 2018), but the item is still determined to be provisional for the following reasons:
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
The Company's accounting for changes in its valuation allowance as a result of U.S. Tax Reform is incomplete, and it is not yet able to make reasonable estimates of the realizability of certain deferred tax assets. The Company must assess whether valuation allowance assessments are affected by various aspects of U.S. Tax Reform (e.g., limitation on net interest expense in excess of 30% of adjusted taxable income). As of June 30, 2018, no provisional adjustments have been recorded.
Liquidity and Capital Resources
Executive Summary
Our principal sources of liquidity are funds generated by operating activities, available cash and cash equivalents and amounts available under our revolving credit facilities or new debt offerings.
Based on our current balance sheet and cash flows, current market conditions and information available to us at this time, we believe that Willis Towers Watson has access to sufficient liquidity, which includes our undrawn revolving credit facilities, to meet our cash needs for the next twelve months, including investing in the business for growth, creating value through the integration of Willis, Towers Watson and Gras Savoye, scheduled debt repayments, dividend payments, and contemplated share repurchases, subject to market conditions and other factors.
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

Assets and liabilities associated with non-U.S. entities have been translated into U.S. dollars as of June 30, 2018 at U.S. dollar rates that fluctuate compared to historical periods. As a result, cash flows derived from changes in the condensed consolidated balance sheets include the impact of the change in foreign exchange translation rates.
Cash and Cash Equivalents
Our cash and cash equivalents at June 30, 2018 totaled $911 million, compared to $1.0 billion at December 31, 2017. The decrease in cash from December 31, 2017 to June 30, 2018 was primarily due to capital expenditures, dividends and share repurchases partially offset by positive cash flows from our operating activities.
Additionally, at June 30, 2018, $165 million was available to draw against our $1.25 billion revolving credit facility as compared to $362 million, which was available to draw against the facility at December 31, 2017.
Included within cash and cash equivalents at June 30, 2018 and December 31, 2017 are amounts held for regulatory capital adequacy requirements, including $92 million and $90 million, respectively, held within our regulated U.K. entities.
Summarized Condensed Consolidated Cash Flows
The following table presents the summarized condensed consolidated cash flow information for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
	(in millions)
Net cash from/(used in):
Operating activities	$395	$319
Investing activities	(153)	(155)
Financing activities	(335)	(196)
DECREASE IN CASH AND CASH EQUIVALENTS	(93)	(32)
Effect of exchange rate changes on cash and cash equivalents	(26)	14
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,030	870
CASH AND CASH EQUIVALENTS, END OF PERIOD	$911	$852
Cash Flows From Operating Activities
Cash flows from operating activities were $395 million for the six months ended June 30, 2018, compared to cash flows from operating activities of $319 million for the six months ended June 30, 2017. The $395 million of net cash from operating activities for the six months ended June 30, 2018 included net income of $286 million, adjusted for $300 million of non-cash adjustments, largely offset by changes in operating assets and liabilities of $191 million. This increase in cash flows from operations as compared to the prior year primarily resulted from cash collections from customers.
The $319 million of net cash from operating activities for the six months ended June 30, 2017 included net income of $393 million, adjusted for $337 million of non-cash adjustments, partially offset by changes in operating assets and liabilities of $411 million.
Cash Flows Used In Investing Activities
Cash flows used in investing activities for the six months ended June 30, 2018 and 2017 were $153 million and $155 million, respectively, primarily driven by capital expenditures and capitalized software additions.
Cash Flows Used In Financing Activities
Cash flows used in financing activities for the six months ended June 30, 2018 were $335 million. The significant financing activities included share repurchases of $269 million and dividend payments of $149 million, which were partially offset by net borrowings of $154 million.
Cash flows used in financing activities for the six months ended June 30, 2017 were $196 million. The significant financing activities included net borrowings of $261 million, as well as $37 million in proceeds from the issuance of shares, which were more than offset by share repurchases of $296 million and dividend payments of $137 million.

Indebtedness
Total debt, total equity, and the capitalization ratios at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017
	($ in millions)
Long-term debt	$4,589	$4,450
Short-term debt and current portion of long-term debt	85	85
Total debt	$4,674	$4,535

Total Willis Towers Watson shareholders’ equity	$10,228	$10,126

Capitalization ratio	31.4%	30.9%
At June 30, 2018, our material mandatory debt repayments over the next twelve months include scheduled repayments of $85 million on our term loan maturing in 2019.
At June 30, 2018 and December 31, 2017, we were in compliance with all financial covenants.
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
At June 30, 2018 and December 31, 2017, we had fiduciary funds of $3.5 billion and $3.3 billion, respectively.
Share Repurchase Program
The Company is authorized to repurchase shares, by way of redemption, and will consider whether to do so from time to time, based on many factors, including market conditions. There are no expiration dates for our repurchase plans or programs. At June 30, 2018, approximately $0.7 billion remained on the current repurchase authority. The maximum number of shares that could be repurchased based on the closing price of our ordinary shares on June 29, 2018 of $151.60 was 4,825,680.
During the three and six months ended June 30, 2018, the Company had the following share repurchase activity:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Shares repurchased	1,768,175	1,768,175
Average price per share	$152.22	$152.22
Aggregate repurchase cost (excluding broker costs)	$269 million	$269 million
Capital Commitments
Capital expenditures for fixed assets and software for internal use were $141 million during the six months ended June 30, 2018. The Company estimates that there will be additional such expenditures of approximately $110 million during the remainder of 2018. We expect cash from operations to adequately provide for these cash needs. There have been no material changes to our capital commitments since December 31, 2017.

Dividends
Total cash dividends of $149 million were paid during the six months ended June 30, 2018. In May 2018, the board of directors approved a quarterly cash dividend of $0.60 per share ($2.40 per share annualized rate), which was paid on July 16, 2018 to shareholders of record as of June 30, 2018.
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
Transition Tax. During the three months ended December 31, 2017, the Company recorded a provisional $70 million tax payable for the one-time Federal transition tax liability for its foreign subsidiaries owned by U.S. corporate shareholders. During the first quarter of 2018, the IRS clarified the application of the ‘with’ and ‘without’ approach for calculating the transition tax liability in determining the amount payable over eight years and as it will appear on the U.S. federal corporate income tax return. Based on this guidance the Company revised its provisional estimate for the U.S. federal transition tax liability during the first quarter of 2018. The provisional amount of U.S. federal transition tax liability has been reduced by $64 million due to the utilization of interest loss carryforwards resulting from the transition tax income inclusion. The Company will continue to elect to pay the $6 million one-time tax liability over an eight-year period without interest. The Company has not made any further measurement-period adjustments related to transition tax.
Material changes to our other contractual obligations since we filed our Annual Report on Form 10-K with the SEC on February 28, 2018 are discussed in Note 9 — Debt and Note 11 — Retirement Benefits.
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
Reconciliations of the reported changes to the constant currency and organic changes for the three and six months ended June 30, 2018 from the three and six months ended June 30, 2017 are as follows:

				Components of Revenue Change(i)
	Three Months Ended June 30,		As Reported Change	Currency Impact	Constant Currency Change	Impact of ASC 606	Acquisitions/Divestitures	Organic Change
	2018	2017
	($ in millions)
Revenue	$1,990	$1,953	2%	2%	—%	(2)%	(1)%	3%

				Components of Revenue Change(i)
	Six Months Ended June 30,		As Reported Change	Currency Impact	Constant Currency Change	Impact of ASC 606	Acquisitions/Divestitures	Organic Change
	2018	2017
	($ in millions)
Revenue	$4,282	$4,272	—%	4%	(4)%	(6)%	(1)%	4%
____________________
(i) Components of revenue change may not add due to rounding.
Adjusting for the impacts of foreign currency, acquisitions and disposals and ASC 606 in the calculation of our organic activity, our revenue grew by 3% and 4% for the three and six months ended June 30, 2018, respectively. These organic increases in revenue were driven by strong performances in all segments.
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
Reconciliations of income from operations to adjusted operating income for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018		2017	2018		2017
	As reported	Without adoption of ASC 606	As reported	As reported	Without adoption of ASC 606	As reported
	(in millions)
Income from operations	$63	$93	$61	$322	$631	$462
Adjusted for certain items:
Amortization	140	140	149	281	281	300
Restructuring costs	—	—	27	—	—	54
Transaction and integration expenses	55	55	63	98	98	103
Adjusted operating income	$258	$288	$300	$701	$1,010	$919

Adjusted operating income without the adoption of ASC 606 decreased for the three months ended June 30, 2018 to $288 million, from $300 million for the three months ended June 30, 2017. Salaries and benefits expense as a percentage revenue increased for the quarter as compared to the prior year.
Adjusted operating income without the adoption of ASC 606 increased for the six months ended June 30, 2018 to $1.0 billion, compared to $919 million for the six months ended June 30, 2017, as a result of strong organic revenue growth from increased client demand across all segments. Additionally, on a year-to-date basis, salaries as a percentage of revenue decreased.
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
Reconciliations of net income to adjusted EBITDA for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018		2017	2018		2017
	As reported	Without adoption of ASC 606	As reported	As reported	Without adoption of ASC 606	As reported
	(in millions)
NET INCOME	$65	$89	$41	$286	$536	$393
Provision for income taxes	9	15	8	52	111	54
Interest expense	52	52	46	103	103	92
Depreciation	51	56	51	100	110	97
Amortization	140	140	149	281	281	300
Restructuring costs	—	—	27	—	—	54
Transaction and integration expenses	55	55	63	98	98	103
Pension settlement and curtailment gains and losses	20	20	—	20	20	—
Loss on disposal of operations	—	—	—	9	9	—
Venezuela currency devaluation	—	—	2	—	—	2
Adjusted EBITDA	$392	$427	$387	$949	$1,268	$1,095
Adjusted EBITDA without the adoption of ASC 606 for the three months ended June 30, 2018 was $427 million, compared to $387 million for the three months ended June 30, 2017. Adjusted EBITDA without the adoption of ASC 606 for the six months ended June 30, 2018 was $1.3 billion, compared to $1.1 billion for the six months ended June 30, 2017. These increases were primarily due to organic revenue growth from increased client demand across all segments, bolstered by increased pension credits on a year-to-date basis and favorable foreign exchange movements.
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

Reconciliations of net income attributable to Willis Towers Watson to adjusted diluted earnings per share for the three months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended March 31,
	2018		2017
	As reported	Without adoption of ASC 606	As reported
	($ in millions)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$58	$82	$33
Adjusted for certain items:
Amortization	140	140	149
Restructuring costs	—	—	27
Transaction and integration expenses	55	55	63
Pension settlement and curtailment gains and losses	20	20	—
Venezuela currency devaluation	—	—	2
Tax effect on certain items listed above (i)	(48)	(48)	(76)
Adjusted net income	$225	$249	$198

Weighted average shares of common stock — diluted	133	133	137

Diluted earnings per share	$0.44	$0.62	$0.24
Adjusted for certain items (ii):
Amortization	1.06	1.06	1.09
Restructuring costs	—	—	0.20
Transaction and integration expenses	0.41	0.41	0.46
Pension settlement and curtailment gains and losses	0.15	0.15	—
Venezuela currency devaluation	—	—	0.02
Tax effect on certain items listed above (i)	(0.36)	(0.36)	(0.56)
Adjusted diluted earnings per share	$1.70	$1.88	$1.45

__________________________
(i) The tax effect was calculated using an effective tax rate for each item.
(ii) Per share values and totals were calculated using extended values.

Reconciliations of net income attributable to Willis Towers Watson to adjusted diluted earnings per share for the six months ended June 30, 2018 and 2017 are as follows:

	Six Months Ended March 31,
	2018		2017
	As reported	Without adoption of ASC 606	As reported
	($ in millions)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$273	$523	$377
Adjusted for certain items:
Amortization	281	281	300
Restructuring costs	—	—	54
Transaction and integration expenses	98	98	103
Pension settlement and curtailment gains and losses	20	20	—
Loss on disposal of operations	9	9	—
Venezuela currency devaluation	—	—	2
Tax effect on certain items listed above (i)	(95)	(95)	(145)
Tax effects of internal reorganization	—	—	19
Adjusted net income	$586	$836	$710

Weighted average shares of common stock — diluted	133	133	137

Diluted earnings per share	$2.05	$3.94	$2.75
Adjusted for certain items (ii):
Amortization	2.11	2.11	2.19
Restructuring costs	—	—	0.39
Transaction and integration expenses	0.74	0.74	0.75
Pension settlement and curtailment gains and losses	0.15	0.15	—
Loss on disposal of operations	0.07	0.07	—
Venezuela currency devaluation	—	—	0.02
Tax effect on certain items listed above (i)	(0.71)	(0.71)	(1.06)
Tax effects of internal reorganization	—	—	0.14
Adjusted diluted earnings per share	$4.41	$6.29	$5.18

__________________________
(i) The tax effect was calculated using an effective tax rate for each item.
(ii) Per share values and totals were calculated using extended values.
Our adjusted diluted earnings per share without the adoption of ASC 606 increased for both the three and six months ended June 30, 2018 as compared to the prior year primarily due to organic revenue growth from increased client demand across all segments, bolstered by increased pension credits on a year-to-date basis and favorable foreign exchange movements.
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
Reconciliations of income from operations before income taxes to adjusted income before taxes and provision for income taxes to adjusted income taxes for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018		2017	2018		2017
	As reported	Without adoption of ASC 606	As reported	As reported	Without adoption of ASC 606	As reported
	($ in millions)
INCOME FROM OPERATIONS BEFORE INCOME TAXES	$74	$104	$49	$338	$647	$447
Adjusted for certain items:
Amortization	140	140	149	281	281	300
Restructuring costs	—	—	27	—	—	54
Transaction and integration expenses	55	55	63	98	98	103
Pension settlement and curtailment gains and losses	20	20	—	20	20	—
Loss on disposal of operations	—	—	—	9	9	—
Venezuela currency devaluation	—	—	2	—	—	2
Adjusted income before taxes	$289	$319	$290	$746	$1,055	$906

Provision for income taxes	$9	$15	$8	$52	$111	$54
Tax effect on certain items listed above (i)	48	48	76	95	95	145
Tax effects of internal reorganization	—	—	—	—	—	(19)
Adjusted income taxes	$57	$63	$84	$147	$206	$180

U.S. GAAP tax rate	12.7%	14.3%	16.8%	15.5%	17.1%	12.1%
Adjusted income tax rate	19.7%	19.6%	29.1%	19.7%	19.5%	20.0%
__________________________
(i) The tax effect was calculated using an effective tax rate for each item.
Our U.S. GAAP tax rate is lower than the U.S. statutory tax rate of 21%. Prior to U.S. Tax Reform, this was primarily due to our global mix of income and deductions in jurisdictions with high statutory income tax rates. For 2018, while the U.S. federal corporate income tax rate has decreased as a result of U.S. Tax Reform, certain deferred tax benefits realized as a result of both the Merger and deductions in jurisdictions with high statutory income tax rates have now been reduced as well. This offsets, in part, the benefit of U.S. Tax Reform, thus increasing our income tax rate. However, the effective income tax rate for the three months ended June 30, 2018 was lower than the three months ended June 30, 2017 due to the change in the geographic mix of income.
Our U.S. GAAP tax rates without the adoption of ASC 606 were 14.3% and 16.8% for the three months ended June 30, 2018 and 2017, respectively, and 17.1% and 12.1% for the six months ended June 30, 2018 and 2017, respectively.
Our adjusted income tax rates without the adoption of ASC 606 were 19.6% and 29.1% for the three months ended June 30, 2018 and 2017, respectively, and 19.5% and 20.0% for the six months ended June 30, 2018 and 2017, respectively.
Free Cash Flow
Free cash flow is defined as cash flows from operating activities less cash used to purchase fixed assets and software for internal use. Free cash flow is a liquidity measure and is not meant to represent residual cash flow available for discretionary expenditures.

Reconciliations of cash flows from operating activities to free cash flow for the six months ended June 30, 2018 and 2017 are as follows:

	Six Months Ended June 30,
	2018		2017
	As reported	Without adoption of ASC 606	As reported
	(in millions)
Cash flows from operating activities	$395	$419	$319
Less: Additions to fixed assets and software for internal use	(141)	(141)	(119)
Free cash flow	$254	$278	$200
The increase in free cash flows without the adoption of ASC 606 in 2018 as compared to 2017 primarily resulted from increased cash collections from our customers.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have considered changes in our exposure to market risks during the six months ended June 30, 2018 and have determined that there have been no material changes to our exposure to market risks from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 28, 2018.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2018, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (‘CEO’) and the Chief Financial Officer (‘CFO’), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined by Exchange Act Rule 13a-15(e). Based upon that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures are effective in ensuring that the information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the CEO and the CFO, as appropriate, to allow for timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1. regarding our legal proceedings is incorporated by reference herein from Part I, Item 1. Note 12 — Commitments and Contingencies - Legal Proceedings of the notes to the condensed consolidated financial statements in this Form 10-Q for the quarter ended June 30, 2018.
ITEM 1A. RISK FACTORS
Except as described below, there are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2018. We urge you to read the risk factors contained in our Annual Report.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the six months ended June 30, 2018, no shares were issued by the Company without registration under the Securities Act of 1933, as amended.
(c) Issuer Purchases of Equity Securities
The Company is authorized to repurchase shares, by way of redemption, and will consider whether to do so from time to time, based on many factors, including market conditions. There are no expiration dates for these repurchase plans or programs.

The following table presents specified information about the Company’s repurchases of ordinary shares in the second quarter of 2018 and the Company’s repurchase authority.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1, 2018 through April 30, 2018	620,850	$149.79	620,850	5,973,005
May 1, 2018 through May 31, 2018	705,035	$152.69	705,035	5,267,970
June 1, 2018 through June 30, 2018	442,290	$154.86	442,290	4,825,680
	1,768,175	$152.22	1,768,175
The maximum number of shares that may yet be purchased under the existing stock repurchase plan is 4,825,680. At June 30, 2018, approximately $0.7 billion remained on the current open-ended repurchase authorities granted by the board. An estimate of the maximum number of shares under the existing authorities was determined using the closing price of our ordinary shares on June 29, 2018 of $151.60.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Amendment to Employment Agreement, dated as of May 22, 2018, by and between Willis North America Inc. and Todd Jones.†*
10.2	Amendment 2017-1 to the Willis Towers Watson Non-Qualified Stable Value Excess Plan for U.S. Employees.†*
10.3	Willis Towers Watson Compensation Policy and Share Ownership Guidelines for Non-Employee Directors (as amended in May 2018).*
10.4
Amendment to Employment Agreement, dated as of July 18, 2018, by and between the Company and John J. Haley (incorporated by reference to Exhibit 99.2 to the Form 8-K filed by the Company on July 18, 2018).†

10.5	Amendment 2018-1 to the Willis Towers Watson Non-Qualified Deferred Savings Plan for U.S. Employees (incorporated by reference to Exhibit 99.3 to the Form 8-K filed by the Company on July 18, 2018).†
10.6	Form of Performance-Based Restricted Share Unit Agreement for Operating Committee Members.†*
31.1	Certification of the Registrant’s Chief Executive Officer, John J. Haley, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*
31.2	Certification of the Registrant’s Chief Financial Officer, Michael J. Burwell, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*
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

Willis Towers Watson Public Limited Company
(Registrant)

/s/ John J. Haley		August 6, 2018
Name:	John J. Haley	Date
Title:	Chief Executive Officer

/s/ Michael J. Burwell		August 6, 2018
Name:	Michael J. Burwell	Date
Title:	Chief Financial Officer

/s/ Susan D. Davies		August 6, 2018
Name:	Susan D. Davies	Date
Title:	Principal Accounting Officer and Controller