Form 10-Q
period 2018-09-30
WILLIS TOWERS WATSON PLC
filed 2018-11-02
CIK 1140536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes   ☑       No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      Yes   ☑       No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of ‘large accelerated filer’, ‘accelerated filer’, ‘smaller reporting company’, and ‘emerging growth company’ in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2018, there were outstanding 129,938,567 ordinary shares, nominal value $0.000304635 per share, of the registrant.

WILLIS TOWERS WATSON

INDEX TO FORM 10-Q

For the Three and Nine Months Ended September 30, 2018

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

Disclaimer Regarding Forward-looking Statements

We have included in this document ‘forward-looking statements’ within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, that address activities, events or developments that we expect or anticipate may occur in the future, including such things as our outlook, future capital expenditures, future share repurchases, growth in revenue, the impact of changes to tax laws on our financial results, business strategies and planned acquisitions, competitive strengths, goals, the benefits of new initiatives, growth of our business and operations, plans and references to future successes, and the benefits of the Merger, including our future financial and operating results, plans, objectives, expectations and intentions are forward-looking statements. Also, when we use words such as ‘may,’ ‘will,’ ‘would,’ ‘anticipate,’ ‘believe,’ ‘estimate,’ ‘expect,’ ‘intend,’ ‘plan,’ ‘probably,’ or similar expressions, we are making forward-looking statements. Such statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. All forward-looking disclosure is speculative by its nature.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

WILLIS TOWERS WATSON

Condensed Consolidated Statements of Comprehensive Income

(In millions of U.S. dollars, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$1,859	$1,852	$6,141	$6,124
Costs of providing services
Salaries and benefits	1,238	1,212	3,890	3,676
Other operating expenses	374	366	1,203	1,158
Depreciation	53	54	153	151
Amortization	127	141	408	441
Restructuring costs	—	31	—	85
Transaction and integration expenses	50	74	148	177
Total costs of providing services	1,842	1,878	5,802	5,688
Income/(loss) from operations	17	(26)	339	436
Interest expense	(51)	(47)	(154)	(139)
Other income, net	70	38	189	115
INCOME/(LOSS) FROM OPERATIONS BEFORE INCOME TAXES	36	(35)	374	412
Benefit from/(provision for) income taxes	10	(19)	(42)	(73)
NET INCOME/(LOSS)	46	(54)	332	339
Income attributable to non-controlling interests	(2)	—	(15)	(16)
NET INCOME/(LOSS) ATTRIBUTABLE TO WILLIS TOWERS WATSON	$44	$(54)	$317	$323

EARNINGS PER SHARE
Basic earnings/(loss) per share	$0.34	$(0.40)	$2.40	$2.38
Diluted earnings/(loss) per share	$0.33	$(0.40)	$2.39	$2.36

Comprehensive income before non-controlling interests	$24	$34	$218	$546
Comprehensive (income)/loss attributable to non-controlling interests	(2)	12	(15)	(15)
Comprehensive income attributable to Willis Towers Watson	$22	$46	$203	$531

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON

Condensed Consolidated Balance Sheets

(In millions of U.S. dollars, except share data)

(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$931	$1,030
Fiduciary assets	13,146	12,155
Accounts receivable, net	2,132	2,246
Prepaid and other current assets	547	430
Total current assets	16,756	15,861
Fixed assets, net	944	985
Goodwill	10,457	10,519
Other intangible assets, net	3,429	3,882
Pension benefits assets	955	764
Other non-current assets	500	447
Total non-current assets	16,285	16,597
TOTAL ASSETS	$33,041	$32,458
LIABILITIES AND EQUITY
Fiduciary liabilities	$13,146	$12,155
Deferred revenue and accrued expenses	1,465	1,711
Short-term debt and current portion of long-term debt	186	85
Other current liabilities	758	804
Total current liabilities	15,555	14,755
Long-term debt	4,498	4,450
Liability for pension benefits	1,087	1,259
Deferred tax liabilities	678	615
Provision for liabilities	585	558
Other non-current liabilities	448	544
Total non-current liabilities	7,296	7,426
TOTAL LIABILITIES	22,851	22,181
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NON-CONTROLLING INTEREST	27	28
EQUITY (i)
Additional paid-in capital	10,577	10,538
Retained earnings	1,102	1,104
Accumulated other comprehensive loss, net of tax	(1,627)	(1,513)
Treasury shares, at cost, 17,519 shares in 2018 and 2017, and 40,000 shares, €1 nominal value, in 2018 and 2017	(3)	(3)
Total Willis Towers Watson shareholders’ equity	10,049	10,126
Non-controlling interests	114	123
Total equity	10,163	10,249
TOTAL LIABILITIES AND EQUITY	$33,041	$32,458

(i)

Equity includes (a) Ordinary shares $0.000304635 nominal value; Authorized 1,510,003,775; Issued 129,912,918 (2018) and 132,139,581 (2017); Outstanding 129,912,918 (2018) and 132,139,581 (2017); (b) Ordinary shares, €1 nominal value; Authorized and Issued 40,000 shares in 2018 and 2017; and (c) Preference shares, $0.000115 nominal value; Authorized 1,000,000,000 and Issued none in 2018 and 2017.

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON

Condensed Consolidated Statements of Cash Flows

(In millions of U.S. dollars)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$332	$339
Adjustments to reconcile net income to total net cash from operating activities:
Depreciation	158	169
Amortization	408	441
Net periodic benefit of defined benefit pension plans	(132)	(106)
Provision for doubtful receivables from clients	10	15
Benefit from deferred income taxes	(70)	(56)
Share-based compensation	15	48
Net loss on disposal of operations	9	10
Non-cash foreign exchange loss	23	79
Other, net	5	(21)
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable	332	31
Fiduciary assets	(1,298)	(1,233)
Fiduciary liabilities	1,298	1,233
Other assets	(52)	(95)
Other liabilities	(340)	(351)
Provisions	18	12
Net cash from operating activities	716	515
CASH FLOWS USED IN INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	(209)	(198)
Capitalized software costs	(41)	(52)
Acquisitions of operations, net of cash acquired	(8)	(13)
Net proceeds from sale of operations	4	—
Other, net	14	1
Net cash used in investing activities	(240)	(262)
CASH FLOWS USED IN FINANCING ACTIVITIES
Net (payments)/borrowings on revolving credit facility	(654)	675
Senior notes issued	998	650
Proceeds from issuance of other debt	—	32
Debt issuance costs	(8)	(9)
Repayments of debt	(170)	(714)
Repurchase of shares	(401)	(462)
Proceeds from issuance of shares	21	44
Payments related to share cancellation	—	(177)
Payments of deferred and contingent consideration related to acquisitions	(50)	(43)
Cash paid for employee taxes on withholding shares	(30)	(14)
Dividends paid	(228)	(209)
Acquisitions of and dividends paid to non-controlling interests	(20)	(19)
Net cash used in financing activities	(542)	(246)
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(66)	7
Effect of exchange rate changes on cash and cash equivalents	(33)	35
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,030	870
CASH AND CASH EQUIVALENTS, END OF PERIOD	$931	$912

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON

Condensed Consolidated Statements of Changes in Equity

(In millions of U.S. dollars and number of shares in thousands)

(Unaudited)

	Nine Months Ended September 30, 2018
	Shares outstanding	Additional paid-in capital	Retained earnings	Treasury shares	AOCL (i)	Total WTW shareholders’ equity	Non-controlling interests	Total equity	Redeemable non-controlling interest (ii)	Total
Balance as of December 31, 2017	132,140	$10,538	$1,104	$(3)	$(1,513)	$10,126	$123	$10,249	$28
Adoption of ASC 606	—	—	317	—	—	317	—	317	—
Net income	—	—	215	—	—	215	6	221	—	$221
Dividends declared ($0.60 per share)	—	—	(79)	—	—	(79)	—	(79)	—
Other comprehensive income	—	—	—	—	83	83	1	84	—	$84
Issuance of shares under employee stock compensation plans	277	11	—	—	—	11	—	11	—
Share-based compensation	—	3	—	—	—	3	—	3	—
Foreign currency translation	—	(4)	—	—	—	(4)	—	(4)	—
Balance as of March 31, 2018	132,417	$10,548	$1,557	$(3)	$(1,430)	$10,672	$130	$10,802	$28
Shares repurchased	(1,768)	—	(269)	—	—	(269)	—	(269)	—
Net income	—	—	58	—	—	58	5	63	2	$65
Dividends declared ($0.60 per share)	—	—	(76)	—	—	(76)	(16)	(92)	(2)
Other comprehensive (loss)/income	—	—	—	—	(175)	(175)	—	(175)	(1)	$(176)
Issuance of shares under employee stock compensation plans	81	7	—	—	—	7	—	7	—
Share-based compensation	—	1	—	—	—	1	—	1	—
Foreign currency translation	—	10	—	—	—	10	—	10	—
Balance as of June 30, 2018	130,730	$10,566	$1,270	$(3)	$(1,605)	$10,228	$119	$10,347	$27
Shares repurchased	(890)	—	(132)	—	—	(132)	—	(132)	—
Net income	—	—	44	—	—	44	1	45	1	$46
Dividends declared ($0.60 per share)	—	—	(80)	—	—	(80)	(6)	(86)	(1)
Other comprehensive (loss)/income	—	—	—	—	(22)	(22)	—	(22)	—	$(22)
Issuance of shares under employee stock compensation plans	73	3	—	—	—	3	—	3	—
Share-based compensation	—	11	—	—	—	11	—	11	—
Foreign currency translation	—	(3)	—	—	—	(3)	—	(3)	—
Balance as of September 30, 2018	129,913	$10,577	$1,102	$(3)	$(1,627)	$10,049	$114	$10,163	$27

(i)	Accumulated other comprehensive loss, net of tax (‘AOCL’).
(ii)	The non-controlling interest is related to Max Matthiessen Holding AB.

WILLIS TOWERS WATSON

Condensed Consolidated Statements of Changes in Equity − (continued)

(In millions of U.S. dollars and number of shares in thousands)

(Unaudited)

	Nine Months Ended September 30, 2017
	Shares outstanding	Additional paid-in capital	Retained earnings	Treasury shares	AOCL (i)	Total WTW shareholders’ equity	Non-controlling interests	Total equity	Redeemable non-controlling interest (ii)	Total
Balance as of December 31, 2016	136,297	$10,596	$1,452	$(99)	$(1,884)	$10,065	$118	$10,183	$51
Adoption of ASU 2016-16	—	—	(3)	—	—	(3)	—	(3)	—
Shares repurchased	(1,237)	—	(156)	—	—	(156)	—	(156)	—
Shares cancelled	—	—	—	96	—	96	—	96	—
Net income	—	—	344	—	—	344	8	352	—	$352
Dividends declared ($0.53 per share)	—	—	(76)	—	—	(76)	(1)	(77)	—
Other comprehensive (loss)/income	—	—	—	—	(24)	(24)	1	(23)	2	$(21)
Issuance of shares under employee stock compensation plans	373	20	—	—	—	20	—	20	—
Share-based compensation	—	14	—	—	—	14	—	14	—
Foreign currency translation	—	(2)	—	—	—	(2)	—	(2)	—
Balance as of March 31, 2017	135,433	$10,628	$1,561	$(3)	$(1,908)	$10,278	$126	$10,404	$53
Shares repurchased	(1,001)	—	(122)	(18)	—	(140)	—	(140)	—
Net income	—	—	33	—	—	33	3	36	5	$41
Dividends declared ($0.53 per share)	—	—	(70)	—	—	(70)	(11)	(81)	(3)
Other comprehensive income	—	—	—	—	132	132	6	138	2	$140
Issuance of shares under employee stock compensation plans	181	18	—	—	—	18	—	18	—
Share-based compensation	—	19	—	—	—	19	—	19	—
Additional non-controlling interests	—	(1)	—	—	—	(1)	—	(1)	—
Foreign currency translation	—	(6)	—	—	—	(6)	—	(6)	—
Balance as of June 30, 2017	134,613	$10,658	$1,402	$(21)	$(1,776)	$10,263	$124	$10,387	$57
Shares repurchased	(1,116)	—	(147)	(19)	—	(166)	—	(166)	—
Shares cancelled	(1,415)	(177)	—	—	—	(177)	—	(177)	—
Net loss	—	—	(54)	—	—	(54)	(2)	(56)	2	$(54)
Dividends declared ($0.53 per share)	—	—	(71)	—	—	(71)	(3)	(74)	—
Other comprehensive (loss)/income	—	—	—	—	100	100	(8)	92	(4)	$88
Issuance of shares under employee stock compensation plans	201	6	—	—	—	6	—	6	—
Share-based compensation	—	15	—	—	—	15	—	15	—
Foreign currency translation	—	(1)	—	—	—	(1)	—	(1)	—
Balance as of September 30, 2017	132,283	$10,501	$1,130	$(40)	$(1,676)	$9,915	$111	$10,026	$55

(i)	Accumulated other comprehensive loss, net of tax (‘AOCL’).
(ii)	The non-controlling interest is related to Max Matthiessen Holding AB.

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

The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that can be expected for the entire year. The Company experiences seasonal fluctuations of its revenue. Revenue is typically higher during the Company’s first and fourth quarters due to the timing of broking-related activities. The results reflect certain estimates and assumptions made by management, including those estimates used in calculating acquisition consideration and fair value of tangible and intangible assets and liabilities, professional liability claims, estimated bonuses, valuation of billed and unbilled receivables, and anticipated tax liabilities that affect the amounts reported in the condensed consolidated financial statements and related notes.

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which provides amendments under six specific objectives to better align risk management activities and financial reporting, and to simplify disclosure, presentation, hedging and the testing and measurement of ineffectiveness. The ASU becomes effective for the Company on January 1, 2019, at which time the Company will adopt it. The Company is currently assessing the impact that this standard will have on its condensed consolidated financial statements.

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

In August 2018, the FASB issued two ASU’s as part of its disclosure framework project. The focus of this project is to improve the effectiveness of disclosures in the notes to the financial statements by facilitating clear communication of the information required by GAAP that is most important to users of an entity’s financial statements. Both of these ASU’s remove certain disclosure requirements and add or modify other requirements. The two ASU’s are as follows:

•

ASU No. 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement – effective for the Company on January 1, 2020, although early adoption is permitted immediately. Additionally, companies are permitted to immediately adopt the removal or modifications of disclosures as provided in this ASU, and adopt the additional disclosures on the effective date of the ASU. Certain provisions of the ASU must be adopted retrospectively, while others must be adopted prospectively. The Company is still assessing when and how it will adopt this ASU, but does not expect there to be a material impact to the notes to the condensed consolidated financial statements.

•

ASU No. 2018-14, Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans – this ASU will impact certain 10-K disclosures and will be effective for the Company for its 2020 Annual Report on Form 10-K. Early adoption is permitted and must be applied on a retrospective basis. The Company is still assessing when it will adopt this ASU, but does not expect there to be a material impact to the notes to the consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires implementation costs in a hosting arrangement that is a service contract to be capitalized consistent with the rules in ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software. Costs incurred during the application development stage are to be capitalized and expensed according to their nature, while costs incurred during the preliminary project and post-implementation stages are to be expensed. This ASU also contains guidance with regard to the amortization period, impairment and presentation within the financial statements. The ASU is required to be adopted by the Company during 2020, however early adoption is allowed in an interim period before then, and may be applied retrospectively or prospectively to applicable costs on the Company’s condensed consolidated financial statements. The Company adopted this ASU prospectively during the fourth quarter of 2018, which began on October 1. The impact of this ASU is not material.

Adopted

In August 2018, the SEC issued a final rule that amended certain of its disclosure requirements that have become redundant, duplicative or superseded in light of other SEC disclosure requirements, changes in U.S. GAAP, or other information that has become widely available. As part of the SEC’s overall effort to improve the effectiveness of financial reporting requirements, the amendments contained in the final rule were intended to facilitate the disclosure of information to investors and simplify compliance without significantly altering the total mix of information provided to investors. Certain amendments will affect our Annual Report on Form 10-K to be filed in early 2019, while others impact the Quarterly Report on Form 10-Q. Specifically, these amendments include the following:

•

Quarterly Report on Form 10-Q — The final rule amended certain requirements which have been reflected in this Form 10-Q. Specifically, we have moved the disclosure of the dividends declared per share from the condensed consolidated statements of comprehensive income to the condensed consolidated statements of changes in equity. Further, we have included additional quarterly information in our condensed consolidated statements of changes in equity.

•

Annual Report on Form 10-K — The final rule changes to annual requirements include the elimination of the ratio of earnings to fixed charges schedule, as well as changes to the market price information or geographic data contained in Parts I and II of the Form 10-K. None of these changes are expected to have a significant impact to our Form 10-K.

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

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires entities to (1) disaggregate the current service-cost component from the other components of net benefit cost (the ‘other components’) and present it in the income statement with other current compensation costs for related employees and (2) present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented. In addition, the ASU requires entities to disclose the income statement lines that contain the other components if they are not presented or included in appropriately described separate lines. The ASU became effective for the Company on January 1, 2018 and it has applied the standard retrospectively in this Quarterly Report on Form 10-Q. As a result of adopting this ASU, the Company classified or reclassified net periodic pension and postretirement benefit credits totaling $77 million and $217 million for the three and nine months ended September 30, 2018, respectively, and $67 million and $192 million for the three and nine months ended September 30, 2017, respectively, from salaries and benefits expense to other income, net, in the condensed consolidated statements of comprehensive income.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which amends guidance on presentation and classification of eight specific cash flow issues with the objective of reducing diversity in practice. The ASU became effective for the Company on January 1, 2018 on a prospective basis. While there was no impact to the condensed consolidated statement of cash flows for the nine months ended September 30, 2018, the Company will reflect the new guidance prospectively as applicable transactions occur.

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

Accounting for income taxes on Global Intangible Low-Taxed Income (‘GILTI’)

We recognize the tax on GILTI as a period expense in the period the tax is incurred.  Under this policy, we have not provided deferred taxes related to temporary differences that, upon their reversal, will affect the amount of income subject to GILTI in the period.

Revenue Recognition

We recognize revenue from a variety of services, with broking, consulting and outsourced administration representing our most significant offerings. All other revenue streams, which can be recognized at either point in time or over time, are individually less significant and are grouped in Other in our revenue disaggregation disclosures in Note 3 — Revenue. These Other revenue streams represent approximately 6% and 5% of customer contract revenue for the three and nine months ended September 30, 2018, respectively.

Broking — Representing approximately 43% and 46% of customer contract revenue for the three and nine months ended September 30, 2018, respectively, in our broking arrangements, we earn revenue by acting as an intermediary in the placement of effective insurance policies. Generally, we act as an agent and view our clients to be the party looking to obtain insurance coverage for various risks, or employers or sponsoring organizations looking to obtain insurance coverage for their employees or members. Also, we act as an agent in reinsurance broking arrangements where our client is the party looking to cede risks to the reinsurance markets. Our primary performance obligation under the majority of these arrangements is to place an effective insurance or reinsurance policy, but there can also be significant post-placement obligations in certain contracts to which we need to allocate revenue. The most common of these is for claims handling or call center support. The revenue recognition method for these, after the relative fair value allocation, is described further as part of the ‘Outsourced Administration’ description below.

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

Fees for our broking services consist of commissions or fees negotiated in lieu of commissions. At times, we may receive additional income for performing these services from the insurance and reinsurance carriers’ markets, which is collectively referred to as ‘market derived income’. In situations in which our fees are not fixed but are variable, we must estimate the likely commission per policy, taking into account the likelihood of cancellation before the end of the policy. For Medicare broking, Affinity arrangements and proportional treaty reinsurance broking, the commissions to which we will be entitled can vary based on the underlying individual insurance policies that are placed. For proportional treaty reinsurance broking in particular, we base the estimate of transaction prices on supportable evidence from an analysis of past transactions, and only include amounts that are probable of being received or not refunded (referred to as applying ‘constraint’ under ASC 606). This results in us estimating a transaction price that may be significantly lower than the ultimate amount of commissions we may collect. The transaction price is then adjusted over time as we receive confirmation of our remuneration through receipt of treaty statements.

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

Consulting — We earn revenue for advisory and consulting work that may be structured as different types of service offerings, including annual recurring projects, projects of a short duration or stand-ready obligations. Collectively, our consulting arrangements represent approximately 39% and 37% of customer contract revenue for the three and nine months ended September 30, 2018, respectively.

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

We use different performance measures to determine our revenue depending on the nature of the engagement:

•

Annual recurring projects and projects of short duration. These projects are typically straightforward and highly predictable in nature with either time-and-expense or fixed fee terms. Time-and-expense fees are recognized as hours or expenses are incurred using the ‘right to invoice’ practical expedient allowed under ASC 606. For fixed-fee arrangements, to the extent estimates can be made of the remaining work required under the arrangement, revenues are based upon the proportional performance method, using the value of labor hours compared to the estimated total value of labor hours. We believe that cost represents a faithful depiction of transfer of value because the completion of these performance obligations is based upon the professional services of employees of differing experience levels and thereby costs. It is appropriate that satisfaction of these performance obligations considers both the number of hours incurred by each employee and the value of each labor hour worked (as opposed to simply the hours worked).

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

Outsourced Administration — We provide customized benefits outsourcing and co-sourcing solutions services in relation to the administration of defined benefit, defined contribution, and health and welfare plans. These plans are sponsored by our clients to provide benefits to their active or retired employees. Additionally, these services include operating call centers, and may include providing access to, and managing a variety of consumer-directed savings accounts. The operation of call centers and consumer-directed accounts can be provisioned as part of an ongoing administration or solutions service, or separately as part of a broking arrangement. The products and services available to all clients are the same, but the selections by the client can vary and portray customized products and services based on the customer’s specific needs. Our services often include the use of proprietary systems that are configured for each of our clients’ needs. In total, our outsourced administration services represent approximately 11% and 10% of customer contract revenue for the three and nine months ended September 30, 2018, respectively.

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

We have engagement letters with our clients that specify the terms and conditions upon which the engagements are based. These terms and conditions can only be changed upon agreement by both parties. Fees for these arrangements can be fixed, per-participant-per-month, or in the case of call center services provided in conjunction with our broking services, an allocation based on commissions. Our fees are not typically payable until the commencement of the ongoing administration phase. However, in our health and welfare arrangements, we begin transferring services to our customers approximately four months prior to payments being due as part of our annual onboarding and enrollment work. Although our per-participant-per-month and commission-based fees are considered variable, they are typically predictable in nature, and therefore we generally do not ‘constrain’ any portion of our transaction price estimates. Once fees become payable, payment is typically due on a monthly basis as we perform under the contract, and are entitled to be reimbursed for work performed to date in the event of termination.

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

Reimbursed expenses — Client reimbursable expenses, including those relating to travel, other out-of-pocket expenses and any third-party costs, are included in revenue, and an equivalent amount of reimbursable expenses is included in other operating expenses as a cost of revenue as incurred. Reimbursed expenses represented approximately 1% or less of customer contract revenue for the three and nine months ended September 30, 2018. Taxes collected from customers and remitted to government authorities are recorded net and are excluded from revenue.

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

In accordance with the modified retrospective adoption requirements of ASC 606, the following disclosures represent the impact of adoption on our condensed consolidated statement of comprehensive income, balance sheet and statement of cash flows:

	Three Months Ended September 30, 2018
Statement of Comprehensive Income	As Reported	Balances Without Adoption of ASC 606	Effect of Change
Revenue	$1,859	$1,901	$(42)	h
Costs of providing services
Salaries and benefits	1,238	1,225	13	i
Depreciation	53	59	(6)	i
Income from operations	17	66	(49)
INCOME FROM OPERATIONS BEFORE INCOME TAXES	36	85	(49)
Benefit from income taxes	10	—	10	j
NET INCOME	46	85	(39)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	44	83	(39)

EARNINGS PER SHARE
Basic earnings per share	$0.34	$0.63	$(0.29)
Diluted earnings per share	$0.33	$0.63	$(0.30)

	Nine Months Ended September 30, 2018
Statement of Comprehensive Income	As Reported	Balances Without Adoption of ASC 606	Effect of Change
Revenue	$6,141	$6,474	$(333)	h
Costs of providing services
Salaries and benefits	3,890	3,849	41	i
Depreciation	153	169	(16)	i
Income from operations	339	697	(358)
INCOME FROM OPERATIONS BEFORE INCOME TAXES	374	732	(358)
Provision for income taxes	(42)	(111)	69	j
NET INCOME	332	621	(289)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	317	606	(289)

EARNINGS PER SHARE
Basic earnings per share	$2.40	$4.59	$(2.19)
Diluted earnings per share	$2.39	$4.58	$(2.19)

	As of September 30, 2018
Balance Sheet	As Reported	Balances Without Adoption of ASC 606	Effect of Change
ASSETS
Accounts receivable, net	$2,132	$2,158	$(26)	a
Prepaid and other current assets	547	478	69	b
Fixed assets, net	944	1,050	(106)	c
Other non-current assets	500	448	52	c
LIABILITIES
Deferred revenue and accrued expenses	1,465	1,546	(81)	d
Other current liabilities	758	827	(69)	e
Deferred tax liabilities	678	579	99	e
Provision for liabilities	585	574	11	f
EQUITY
Retained earnings	1,102	1,073	29	g

	Nine Months Ended September 30, 2018
Statement of Cash Flows	As Reported	Balances Without Adoption of ASC 606	Effect of Change
Net cash from operating activities	$716	$753	$(37)	k
Capitalized software costs	(41)	(78)	37	k

Explanation of Changes

The adoption of ASC 606 had the following impacts to our balance sheets at January 1, 2018 and September 30, 2018:

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

The following changes are now reflected in our condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2018. Each description also includes a discussion of the impact to retained earnings as of the adoption date.

	Retained Earnings Increase/(Decrease) at January 1, 2018	Increase/(Decrease) for the Three Months Ended September 30, 2018	Increase/(Decrease) for the Nine Months Ended September 30, 2018
Revenue adjustments
Medicare broking	$311	$(74)	$(225)
Proportional treaty reinsurance broking	50	(11)	18
Health and benefits broking	—	39	(116)
Other adjustments	28	4	(10)
Total adjustments related to revenue	389	(42)	(333)

Cost adjustments
System implementation activities	(46)	6	10
Other cost adjustments	75	1	15
Total adjustments related to costs	29	7	25

Tax effect	(101)	(10)	(69)
Total net adjustments	$317	$(39)	$(289)

h.	Revenue was adjusted for the following significant changes:

•

Medicare broking — The majority of revenue recognition for this offering, within our Individual Marketplace business, has moved from monthly ratable recognition over the policy period, to recognition upon placement of the policy. Consequently, the Company will now recognize approximately two-thirds of one calendar year of expected commissions during its fourth quarter of the preceding calendar year. The remainder of the revenue is recognized consistently with methods used prior to the adoption of ASC 606. Therefore, at the adoption date, we have reflected a $271 million pre-tax increase to retained earnings for the portion of the revenue that would otherwise have been recognized during our 2018 calendar year since our earnings process was largely completed during the fourth quarter of 2017. Additionally, we have reflected a $40 million pretax adjustment to increase retained earnings related to previously deferred contingent revenue from placements made prior to 2018 because the earnings process was complete under ASC 606. During the three and nine months ended September 30, 2018, the accounting for this revenue stream under ASC 606 represented a reduction of revenue from ASC 605, Revenue Recognition (‘ASC 605’) accounting methods of $74 million and $225 million, respectively.

•

Proportional treaty reinsurance broking — The revenue recognition for proportional treaty reinsurance broking commissions, within our Investment, Risk and Reinsurance segment, has moved from recognition upon the receipt of the monthly or quarterly treaty statements from the ceding insurance carriers, to the recognition of an estimate of expected commissions upon the policy effective date. Since the majority of revenue recognized historically based on these monthly or quarterly statements was received over a two-year period, we reflected a $50 million pretax increase to retained earnings at the adoption date for the portion of revenue that would otherwise have been recognized during our 2018 calendar year related to policies effective in 2017 or prior years. For the three and nine months ended September 30, 2018, this accounting change resulted in a revenue decrease of $11 million and a revenue increase of $18 million, respectively, related to this adjustment.

•

Health and benefits broking — Revenue for certain Health and Benefits broking arrangements, in our Human Capital and Benefits segment, will now be recognized evenly over the year to reflect the nature of the ongoing obligations to our customers as well as receipt of the monthly commissions. These contracts are monthly or annual in nature, and are considered complete as of the transition date. Therefore, no retained earnings adjustment is required. The total changes to revenue as a result of this accounting change for the three and nine months ended September 30, 2018 was an increase of $39 million and a decrease of $116 million, respectively.

•

Other adjustments — Certain other revenue changes with individually less significant adjustments were made to retained earnings as of the adoption date totaling a net $28 million. The cumulative changes to revenue for the three and nine months ended September 30, 2018 for other revenue streams not discussed above resulting from the ASC 606 adoption was an increase of $4 million and a decrease of $10 million, respectively.

i.

Salaries and benefits and depreciation expense have been impacted by the guidance for deferred costs. Our accounting for these deferred costs has changed for certain revenue streams with system implementation activities, and other types of arrangements with associated costs, that now meet the criteria for cost deferral under ASC 606:

•

System implementation activities — For those portions of the business that previously deferred costs, the length of time over which we amortize those costs will extend to a longer estimated contract term. For 2017 and prior years, these costs were amortized over a typical period of 3-5 years in accordance with the initial stated terms of the customer agreements. Additionally, the composition of deferred costs has been adjusted to reflect the guidance in ASC 606. A reduction adjustment to retained earnings of $46 million was recorded on the adoption date to reflect these changes. Further, the amortization of the costs are no longer classified as depreciation expense, but rather included in salaries and benefits. These adjustments resulted in increases in expenses of $6 million and $10 million for the three and nine months ended September 30, 2018, respectively.

•

Other cost adjustments — This guidance now applies to our broking arrangements and certain consulting engagements. While the costs deferred for our broking arrangements will typically be amortized within one year, costs now deferred related to certain consulting arrangements will be amortized over a longer term. We have increased pre-tax retained earnings by $75 million primarily to reflect the total changes to contract costs as of the adoption date. For the three and nine months ended September 30, 2018, these changes resulted in expenses increasing by $1 million and $15 million, respectively.

j.

The provision for income taxes for the three and nine months ended September 30, 2018 was $10 million and $69 million, respectively, lower than our provision on an ASC 605 basis. The income tax expense was calculated based on the U.S. and foreign statutory rates applicable to adjustments made. Where applicable, a U.S. statutory rate of 21% was used. There was a $101 million net tax reduction to retained earnings upon adoption of ASC 606.

The following changes are now reflected in our condensed consolidated statement of cash flows for the nine months ended September 30, 2018.

k.

As part of the changes in accounting for deferred costs, amounts capitalized relating to system implementation activities are now classified as operating cash outflows. Prior to 2018, those costs capitalized under previous guidance were included in the Capitalized software costs as an investing cash outflow.

Disaggregation of Revenue

The Company reports revenue by segment in Note 4 — Segment Information. The following tables present revenue by service offering and segment, as well as a reconciliation to total revenue for the three and nine months ended September 30, 2018. Along with reimbursable expenses and other, total revenue by service offering represents our revenue from customer contracts. See Note 4 — Segment Information for further information.

	Three months ended September 30, 2018
	HCB	CRB	IRR	BDA	Corporate (i)	Total
Broking	$54	$554	$166	$4	$—	$778
Consulting	576	37	102	—	3	718
Outsourced administration	70	14	—	123	—	207
Other	73	1	38	—	1	113
Total revenues by service offering	773	606	306	127	4	1,816
Reimbursable expenses and other (i)	14	—	2	1	(7)	10
Total revenue from customer contracts	$787	$606	$308	$128	$(3)	$1,826
Interest and other income (ii)	5	16	11	—	1	33
Total revenue	$792	$622	$319	$128	$(2)	$1,859

	Nine months ended September 30, 2018
	HCB	CRB	IRR	BDA	Corporate (i)	Total
Broking	$191	$1,828	$781	$12	$—	$2,812
Consulting	1,809	120	326	—	9	2,264
Outsourced administration	212	53	—	356	—	621
Other	164	6	142	—	4	316
Total revenues by service offering	2,376	2,007	1,249	368	13	6,013
Reimbursable expenses and other (i)	45	—	5	5	(2)	53
Total revenue from customer contracts	$2,421	$2,007	$1,254	$373	$11	$6,066
Interest and other income (ii)	14	29	27	—	5	75
Total revenue	$2,435	$2,036	$1,281	$373	$16	$6,141

(i)	Reimbursable expenses and other, as well as Corporate revenue, are excluded from segment revenue, but included in total revenue on the condensed consolidated statements of comprehensive income.
(ii)

Interest and other income is included in segment revenue and total revenue, however it has been presented separately in the above tables because it does not arise directly from contracts with customers.

Individual revenue streams aggregating to less than 6% and 5% of total revenue for the three and nine months ended September 30, 2018, respectively, have been included within the Other line in the tables above.

The following tables present revenue by the geography where our work is performed for the three and nine months ended September 30, 2018. The reconciliation to total revenue on our condensed consolidated statements of comprehensive income and to segment revenue is shown in the tables above.

	Three months ended September 30, 2018
	HCB	CRB	IRR	BDA	Corporate	Total
North America	$466	$266	$83	$127	$4	$946
Great Britain	113	137	139	—	—	389
Western Europe	121	96	47	—	—	264
International	73	107	37	—	—	217
Total revenue by geography	$773	$606	$306	$127	$4	$1,816

	Nine months ended September 30, 2018
	HCB	CRB	IRR	BDA	Corporate	Total
North America	$1,395	$740	$341	$368	$13	$2,857
Great Britain	362	455	616	—	—	1,433
Western Europe	399	456	169	—	—	1,024
International	220	356	123	—	—	699
Total revenue by geography	$2,376	$2,007	$1,249	$368	$13	$6,013

Contract Balances

The Company reports accounts receivable, net on the condensed consolidated balance sheet, which includes billed and unbilled receivables and current contract assets. In addition to accounts receivable, net, the Company had the following non-current contract assets and deferred revenue balances at September 30, 2018 and January 1, 2018:

	September 30, 2018	January 1, 2018
Billed receivables, net of allowance for doubtful debts of $46 million and $45 million	$1,614	$1,933
Unbilled receivables	386	276
Current contract assets	132	346
Accounts receivable, net	$2,132	$2,555
Non-current contract assets	$4	$5
Deferred revenue	$483	$463

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

During the three and nine months ended September 30, 2018, revenue of approximately $34 million and $170 million, respectively, was recognized that was reflected as deferred revenue at January 1, 2018. During the three months ended September 30, 2018, revenue of approximately $74 million was recognized that was reflected as deferred revenue at June 30, 2018. The primary driver for the changes in contract assets and liabilities from January 1, 2018 to September 30, 2018 was the collection of cash, which either reduced the contract assets, or added additional deferred revenue.

During the three and nine months ended September 30, 2018, the Company recognized no material revenue related to performance obligations satisfied in a prior period.

Performance Obligations

The Company has contracts for which performance obligations have not been satisfied as of September 30, 2018 or have been partially satisfied as of September 30, 2018. The following table shows the expected timing for the satisfaction of the remaining performance obligations. This table does not include contract renewals nor variable consideration, which was excluded from the transaction prices in accordance with the guidance on constraining estimates of variable consideration.

In addition, the Company has elected not to disclose the remaining performance obligations when one or both of the following circumstances apply:

•	Performance obligations which are part of a contract that has an original expected duration of less than one year, and
•	Performance obligations satisfied in accordance with ASC 606-10-55-18 (‘right to invoice’).

	Remainder of 2018	2019	2020 onward	Total
Revenue expected to be recognized on contracts as of September 30, 2018	$124	$392	$669	$1,185

Since most of the Company’s contracts are cancellable with less than one year’s notice, and have no substantive penalty for cancellation, the majority of the Company’s remaining performance obligations as of September 30, 2018 has been excluded from the table above.

Costs to obtain or fulfill a contract

The Company incurs costs to obtain or fulfill contracts which it would not incur if a contract with a customer was not executed.

The following table shows the categories of costs that are capitalized and deferred over the expected life of a contract.

Costs to fulfill
Balance at January 1, 2018	$126
New capitalized costs	321
Amortization	(327)
Impairments	—
Foreign currency translation	(1)
Balance at September 30, 2018	$119

Note 4 — Segment Information

Willis Towers Watson has four reportable operating segments or business areas:

•	Human Capital and Benefits (‘HCB’)
•	Corporate Risk and Broking (‘CRB’)
•	Investment, Risk and Reinsurance (‘IRR’)
•	Benefits Delivery and Administration (‘BDA’)

Willis Towers Watson’s chief operating decision maker is its chief executive officer. We determined that the operational data used by the chief operating decision maker is at the segment level. Management bases strategic goals and decisions on these segments and the data presented below is used to assess the adequacy of strategic decisions and the methods of achieving these strategies and related financial results. Management evaluates the performance of its segments and allocates resources to them based on net operating income on a pre-bonus, pre-tax basis.

The Company experiences seasonal fluctuations of its revenue. Revenue is typically higher during the Company’s first and fourth quarters due to the timing of broking-related activities, and although the mix of quarterly income will change as a result of the adoption of ASC 606, our first and fourth quarters will continue to be the highest.

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

The following table presents segment revenue and segment operating income for our reportable segments for the three months ended September 30, 2018 and 2017.

	Three Months Ended September 30,
	HCB		CRB		IRR		BDA		Total
	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Segment revenue	$778	$733	$622	$600	$317	$321	$127	$181	$1,844	$1,835

Segment operating income/(loss)	$194	$143	$66	$48	$29	$32	$(33)	$36	$256	$259

The following table presents segment revenue and segment operating income for our reportable segments for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,
	HCB		CRB		IRR		BDA		Total
	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Segment revenue	$2,390	$2,408	$2,036	$1,916	$1,276	$1,186	$368	$540	$6,070	$6,050

Segment operating income/(loss)	$536	$610	$288	$269	$379	$335	$(96)	$109	$1,107	$1,323

The following tables present reconciliations of the information reported by segment to the Company’s consolidated amounts reported for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Total segment revenue	$1,844	$1,835	$6,070	$6,050
Reimbursable expenses and other	15	17	71	74
Revenue	$1,859	$1,852	$6,141	$6,124

Total segment operating income	$256	$259	$1,107	$1,323
Amortization	(127)	(141)	(408)	(441)
Restructuring costs	—	(31)	—	(85)
Transaction and integration expenses	(50)	(74)	(148)	(177)
Unallocated, net (i)	(62)	(39)	(212)	(184)
Income/(loss) from operations	17	(26)	339	436
Interest expense	(51)	(47)	(154)	(139)
Other income, net	70	38	189	115
Income/(loss) from operations before income taxes	$36	$(35)	$374	$412

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

The Company recognized restructuring costs of $31 million and $85 million for the three and nine months ended September 30, 2017, respectively, related to the Operational Improvement Program. The Company spent a cumulative amount of $441 million on restructuring costs for this program.

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

An analysis of total restructuring costs recognized in the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2017 by segment is as follows:

	Three Months Ended September 30, 2017
	HCB	CRB	IRR	BDA	Corporate	Total
Termination benefits	$—	$5	$—	$—	$1	$6
Professional services and other	1	20	2	—	2	25
Total	$1	$25	$2	$—	$3	$31

	Nine Months Ended September 30, 2017
	HCB	CRB	IRR	BDA	Corporate	Total
Termination benefits	$—	$14	$3	$—	$2	$19
Professional services and other	2	50	4	—	10	66
Total	$2	$64	$7	$—	$12	$85

The changes in the Company’s liability under the Operational Improvement Program from its commencement to September 30, 2018 are as follows:

	Termination Benefits	Professional Services and Other	Total
Balance at January 1, 2014	$—	$—	$—
Charges incurred	16	20	36
Cash payments	(11)	(14)	(25)
Balance at December 31, 2014	5	6	11
Charges incurred	36	90	126
Cash payments	(26)	(85)	(111)
Balance at December 31, 2015	15	11	26
Charges incurred	23	122	145
Cash payments	(31)	(115)	(146)
Balance at December 31, 2016	7	18	25
Charges incurred	48	86	134
Cash payments	(41)	(97)	(138)
Balance at December 31, 2017	14	7	21
Cash payments	(11)	(6)	(17)
Balance at September 30, 2018	$3	$1	$4

The changes in the Company’s liability under the Business Restructure Program from its commencement to September 30, 2018 are as follows:

	Termination Benefits	Professional Services and Other	Total
Balance at January 1, 2016	$—	$—	$—
Charges incurred	45	3	48
Cash payments	(19)	(3)	(22)
Balance at December 31, 2016	26	—	26
Adjustment to prior charges incurred	(2)	—	(2)
Cash payments	(23)	—	(23)
Balance at December 31, 2017	1	—	1
Cash payments	(1)	—	(1)
Balance at September 30, 2018	$—	$—	$—

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

Also on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (‘SAB 118’), which provides guidance on accounting for the tax effects of the U.S. Tax Reform. SAB 118 provides for a measurement period that should not extend beyond one year from the U.S. Tax Reform enactment date for companies to complete the accounting under Accounting Standards Codification (‘ASC’) 740, Income Taxes (‘ASC 740’). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of U.S. Tax Reform for which the accounting under ASC 740 is complete. Adjustments to incomplete and unknown amounts will be recorded and disclosed prospectively during the measurement period. To the extent that a company’s accounting for certain income tax effects of U.S. Tax Reform is incomplete, but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of U.S. Tax Reform.

As of September 30, 2018, our accounting for U.S. Tax Reform is incomplete. However, as noted in our 2017 Annual Report on Form 10-K, the Company was able to make reasonable estimates of certain effects and recorded provisional adjustments. We expect to complete our accounting within the measurement period for all provisional amounts.

For the following provisional items, we did not record any additional measurement period adjustments during the three and nine months ended September 30, 2018, for the following reasons:

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

For the following provisional items, incremental measurement adjustments were recognized during the nine months ended September 30, 2018 (there were no adjustments made during the three months ended September 30, 2018), but the item is still determined to be provisional for the following reasons:

One-time transition tax – The one-time transition tax is based on the Company’s total post-1986 earnings and profits (‘E&P’) that it previously deferred from U.S. income taxes. The Company originally recorded a provisional amount for the ‘one-time’ transition tax liability for its foreign subsidiaries owned by U.S. corporate shareholders, resulting in a U.S. federal income tax expense of $70 million and state income tax expense of $2 million. However, the Internal Revenue Service (‘IRS’) clarified the application of the ‘with’ and ‘without’ approach for calculating the transition tax liability in determining the amount payable over eight years, and as it will appear on the U.S. federal corporate income tax return. Based on this guidance the Company revised its provisional estimate for the U.S. federal transition tax liability in the first quarter of 2018. The provisional amount of U.S. federal transition tax liability was reduced by $64 million due to the utilization of interest loss carryforwards resulting from the transition tax income inclusion. The Company has not made any further measurement period adjustments related to the transition tax since the first quarter of 2018. The Company expects to revise its estimates of E&P, non-U.S. income taxes and cash balances during the fourth quarter of 2018, which could affect the measurement of this liability. Furthermore, additional guidance may be released which could also impact these estimates.

GILTI – U.S. Tax Reform creates a new requirement that certain income (i.e., GILTI) earned by controlled foreign corporations (‘CFCs’) must be included currently in the gross income of the CFCs’ U.S. shareholder. The FASB Staff Q&A, Topic 740 No. 5, Accounting for GILTI, states that an entity can make a policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI resulting from those items in the period the tax is incurred. The Company is treating the taxes due on U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the ‘period cost method’) and has included a reasonable estimate of the GILTI in its full-year estimated annual effective tax rate; it is not expected to be material. We will continue to refine our calculations based on future guidance and actual results, which may result in changes to this amount.

The Company's accounting for changes in its valuation allowance as a result of U.S. Tax Reform is incomplete, and it is not yet able to make reasonable estimates of the realizability of certain deferred tax assets. The Company must determine whether valuation allowance assessments are affected by various aspects of U.S. Tax Reform (e.g., limitation on net interest expense in excess of 30% of adjusted taxable income). As of September 30, 2018, no provisional adjustments have been recorded.

(Benefit from)/provision for income taxes for the three and nine months ended September 30, 2018 was a benefit of $10 million and a provision of $42 million, respectively, compared to provisions of $19 million and $73 million for the three and nine months ended September 30, 2017, respectively. The effective tax rate was (28.1)% and 11.3% for the three and nine months ended September 30, 2018, respectively, and (53.0)% and 17.7% for the three and nine months ended September 30, 2017, respectively. These effective tax rates are calculated using extended values from our condensed consolidated statements of comprehensive income, and are therefore more precise tax rates than can be calculated from rounded values. Historically, our effective tax rate was low as compared to the U.S statutory tax rate of 35% due to our global mix of income and deductions in jurisdictions with high statutory tax rates, primarily the U.S. While the U.S. federal corporate income tax rate has decreased, effective January 1, 2018, from 35% to 21% as a result of U.S. Tax Reform, certain deferred tax benefits realized as a result of the Merger have now been reduced as well. This offsets, in part, the benefit of U.S. Tax Reform, thus increasing our effective income tax rate between the periods. However, the decrease in tax expense for the three and nine months ended September 30, 2018, as compared to the tax expense for the three and nine months ended September 30, 2017, was primarily due to a discrete release of valuation allowance on certain state deferred tax assets.

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

The Company records valuation allowances against net deferred tax assets based on whether it is more likely than not that the deferred tax assets will be realized. We have liabilities for uncertain tax positions under ASC 740 of $51 million, excluding interest and penalties. The Company believes the outcomes that are reasonably possible within the next 12 months may result in a reduction in the liability for uncertain tax positions of approximately $2 million to $4 million, excluding interest and penalties.

Note 7 — Goodwill and Other Intangible Assets

The components of goodwill are outlined below for the nine months ended September 30, 2018:

	HCB	CRB	IRR	BDA	Total
Balance at December 31, 2017:
Goodwill, gross	$4,342	$2,261	$1,851	$2,557	$11,011
Accumulated impairment losses	(130)	(362)	—	—	(492)
Goodwill, net - December 31, 2017	4,212	1,899	1,851	2,557	10,519
Goodwill reassigned in segment realignment (i)	—	72	(72)	—	—
Goodwill acquired during the period	—	—	5	—	5
Goodwill disposed of during the period	—	—	(5)	—	(5)
Foreign exchange	(31)	(25)	(6)	—	(62)
Balance at September 30, 2018:
Goodwill, gross	4,311	2,308	1,773	2,557	10,949
Accumulated impairment losses	(130)	(362)	—	—	(492)
Goodwill, net - September 30, 2018	$4,181	$1,946	$1,773	$2,557	$10,457

(i)	Represents the reallocation of goodwill related to certain businesses which were realigned among the segments as of January 1, 2018. See Note 4 — Segment Information for further information.

Other Intangible Assets

The following table reflects changes in the net carrying amounts of the components of finite-lived intangible assets for the nine months ended September 30, 2018:

	Balance at December 31, 2017	Intangible assets acquired	Intangible assets disposed	Amortization (i)	Foreign exchange	Balance at September 30, 2018
Client relationships	$2,342	$3	$(7)	$(263)	$(28)	$2,047
Management contracts	56	—	—	(3)	(4)	49
Software	473	—	—	(106)	(4)	363
Trademark and trade name	966	—	—	(33)	(3)	930
Product	33	—	—	(2)	(2)	29
Favorable agreements	10	—	—	(1)	1	10
Other	2	—	—	(1)	—	1
Total amortizable intangible assets	$3,882	$3	$(7)	$(409)	$(40)	$3,429

__________________

(i)	Amortization associated with favorable lease agreements is recorded in Other operating expenses in the condensed consolidated statements of comprehensive income.

We recorded amortization related to our finite-lived intangible assets, exclusive of the amortization of our favorable lease agreements, of $127 million and $408 million for three and nine months ended September 30, 2018, respectively, and $141 million and $441 million for the three and nine months ended September 30, 2017, respectively.

Our acquired unfavorable lease liabilities were $22 million and $26 million at September 30, 2018 and December 31, 2017, respectively, and are recorded in other non-current liabilities in the condensed consolidated balance sheets.

The following table reflects the carrying value of finite-lived intangible assets and liabilities at September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Client relationships	$3,397	$(1,350)	$3,462	$(1,120)
Management contracts	63	(14)	68	(12)
Software	754	(391)	764	(291)
Trademark and trade name	1,053	(123)	1,055	(89)
Product	37	(8)	39	(6)
Favorable agreements	15	(5)	14	(4)
Other	5	(4)	6	(4)
Total finite-lived assets	$5,324	$(1,895)	$5,408	$(1,526)

Unfavorable agreements	$34	$(12)	$34	$(8)
Total finite-lived intangible liabilities	$34	$(12)	$34	$(8)

The weighted-average remaining life of amortizable intangible assets and liabilities at September 30, 2018 was 14.1 years.

The table below reflects the future estimated amortization expense for amortizable intangible assets and the rent offset resulting from amortization of the net lease intangible assets and liabilities for the remainder of 2018 and for subsequent years:

	Amortization	Rent offset
Remainder of 2018	$125	$(1)
2019	473	(2)
2020	418	(2)
2021	342	(2)
2022	284	(2)
Thereafter	1,777	(3)
Total	$3,419	$(12)

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

Interest Rate Risk - Investment Income

As a result of certain of its operating activities, the Company holds fiduciary funds. The Company earns interest on these funds, which is included in its condensed consolidated financial statements in revenue. These funds are regulated in terms of access, as are the instruments in which they may be invested, most of which are short-term in nature.

During 2015, in order to manage interest rate risk arising from these financial assets, the Company entered into interest rate swaps to receive a fixed rate of interest and pay a variable rate of interest. These derivatives, with total notional amounts of $300 million, were designated as hedging instruments at December 31, 2017, and had a net fair value liability of $1 million. These derivatives matured during the third quarter of 2018.

Foreign Currency Risk

Certain non-U.S. subsidiaries receive revenue and incur expenses in currencies other than their functional currency, and as a result, the foreign subsidiary’s functional currency revenue will fluctuate as the currency rates change. Additionally, the forecast Pounds sterling expenses of our London brokerage market operations may exceed their Pounds sterling revenue, and they may also hold a significant net Pounds sterling asset or liability position in the condensed consolidated balance sheet. To reduce such variability, we use foreign exchange contracts to hedge against this currency risk.

These derivatives were designated as hedging instruments and at September 30, 2018 and December 31, 2017 had total notional amounts of $537 million and $937 million, respectively, and had net fair value liabilities of $11 million and $21 million, respectively.

At September 30, 2018, the Company estimates, based on current interest and exchange rates, there will be $10 million of net derivative losses on forward exchange rates and treasury locks reclassified from accumulated other comprehensive loss into earnings within the next twelve months as the forecast transactions affect earnings. At September 30, 2018, our longest outstanding maturity was 2.2 years.

The effects of the material derivative instruments that are designated as hedging instruments on the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2018 and 2017 are as follows:

Three Months Ended September 30,	(Loss)/gain recognized in OCI (effective portion)		Location of loss reclassified from Accumulated OCL into income (effective element)	Loss reclassified from Accumulated OCL into income (effective element)		Location of gain recognized in income (ineffective portion and amount excluded from effectiveness testing)	Gain recognized in income (ineffective portion and amount excluded from effectiveness testing)
	2018	2017		2018	2017		2018	2017
Forward exchange contracts	$(5)	$12	Other income, net	$(6)	$(10)	Interest expense	$—	$—

Nine Months Ended September 30,	(Loss)/gain recognized in OCI (effective portion)		Location of loss reclassified from Accumulated OCL into income (effective element)	Loss reclassified from Accumulated OCL into income (effective element)		Location of gain recognized in income (ineffective portion and amount excluded from effectiveness testing)	Gain recognized in income (ineffective portion and amount excluded from effectiveness testing)
	2018	2017		2018	2017		2018	2017
Forward exchange contracts	$(14)	$24	Other income, net	$(24)	$(53)	Interest expense	$—	$1

We also enter into foreign currency transactions, primarily to hedge certain intercompany loans. These derivatives are not generally designated as hedging instruments, and at September 30, 2018 and December 31, 2017, we had notional amounts of $382 million and $971 million, respectively, and had a net fair value liability of $1 million and a net fair value asset of $3 million, respectively.

The effects of derivatives that have not been designated as hedging instruments on the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2018 and 2017 are as follows:

		(Loss)/gain recognized in income
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments:	Location of (loss)/gain recognized in income	2018	2017	2018	2017
Forward exchange contracts	Other income, net	$(1)	$(3)	$(4)	$6

Note 9 — Debt

Short-term debt and current portion of long-term debt consists of the following:

	September 30, 2018	December 31, 2017
7.000% senior notes due 2019	$186	$—
Current portion of term loan due 2019	—	85
	$186	$85

Long-term debt consists of the following:

	September 30, 2018	December 31, 2017
Revolving $1.25 billion credit facility	$230	$884
Term loan due 2019	—	84
7.000% senior notes due 2019	—	186
5.750% senior notes due 2021	497	497
3.500% senior notes due 2021	448	447
2.125% senior notes due 2022 (i)	625	644
4.625% senior notes due 2023	248	248
3.600% senior notes due 2024	645	645
4.400% senior notes due 2026	544	544
4.500% senior notes due 2028	595	—
6.125% senior notes due 2043	271	271
5.050% senior notes due 2048	395	—
	$4,498	$4,450

(i)	Notes issued in Euro (€540 million)

Senior notes

On September 10, 2018, the Company, together with its wholly-owned subsidiary, Willis North America Inc. as issuer (see Note 16 for further information), completed an offering of $600 million of 4.500% senior notes due 2028 (‘2028 senior notes’) and $400 million of 5.050% senior notes due 2048 (‘2048 senior notes’). The effective interest rates of the 2028 senior notes and 2048 senior notes are 4.504% and 5.073%, respectively, which include the impact of the discount upon issuance. The 2028 senior notes will mature on September 15, 2028 and the 2048 senior notes will mature on September 15, 2048. Interest accrues on both the 2028 senior notes and 2048 senior notes from September 10, 2018 and will be paid in cash on March 15 and September 15 of each year, commencing on March 15, 2019. The net proceeds from this offering, after deducting underwriter discounts and commissions and estimated offering expenses, were $989 million, and were used to prepay in full $127 million outstanding under the Company’s term loan due December 2019, and to repay a portion of the amount outstanding under the Company’s $1.25 billion revolving credit facility.

At September 30, 2018 and December 31, 2017, we were in compliance with all financial covenants.

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

The following table presents our assets and liabilities measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017:

		Fair Value Measurements on a Recurring Basis at September 30, 2018
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds / exchange traded funds	Prepaid and other current assets and other non-current assets	$19	$—	$—	$19
Derivatives:
Derivative financial instruments (i)	Prepaid and other current assets and other non-current assets	$—	$3	$—	$3
Liabilities:
Contingent consideration:
Contingent consideration (ii)	Other current liabilities and other non-current liabilities	$—	$—	$49	$49
Derivatives:
Derivative financial instruments (i)	Other current liabilities and other non-current liabilities	$—	$15	$—	$15

		Fair Value Measurements on a Recurring Basis at December 31, 2017
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds / exchange traded funds	Prepaid and other current assets and other non-current assets	$40	$—	$—	$40
Derivatives:
Derivative financial instruments (i)	Prepaid and other current assets and other non-current assets	$—	$18	$—	$18
Liabilities:
Contingent consideration:
Contingent consideration (ii)	Other current liabilities and other non-current liabilities	$—	$—	$51	$51
Derivatives:
Derivative financial instruments (i)	Other current liabilities and other non-current liabilities	$—	$37	$—	$37

(i)	See Note 8 — Derivative Financial Instruments for further information on our derivative investments.
(ii)

Probability weightings are based on our knowledge of the past and planned performance of the acquired entity to which the contingent consideration applies. The weighted average discount rate used on our material contingent consideration calculations was 9.88% and 9.64% at September 30, 2018 and December 31, 2017, respectively. Using different probability weightings and discount rates could result in an increase or decrease of the contingent consideration payable.

The following table summarizes the change in fair value of the Level 3 liabilities:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	September 30, 2018
Balance at December 31, 2017	$51
Obligations assumed	1
Payments	(3)
Realized and unrealized gains	2
Foreign exchange	(2)
Balance at September 30, 2018	$49

There were no significant transfers between Levels 1, 2 or 3 in the nine months ended September 30, 2018 and 2017, respectively.

The following tables present our liabilities not measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Short-term debt and current portion of long-term debt	$186	$193	$85	$85
Long-term debt	$4,498	$4,583	$4,450	$4,706

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

Components of Net Periodic Benefit (Income)/Cost for Defined Benefit Pension and Post-retirement Welfare Plans

The following tables set forth the components of net periodic benefit (income)/cost for the Company’s defined benefit pension and PRW plans for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018				2017
	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW
Service cost	$17	$4	$6	$—	$16	$8	$6	$—
Interest cost	35	24	4	1	34	23	4	1
Expected return on plan assets	(68)	(72)	(8)	—	(61)	(72)	(7)	—
Settlement	—	12	(14)	—	1	—	—	—
Amortization of net loss	3	10	—	1	4	13	—	—
Amortization of prior service credit	—	(4)	—	—	—	(4)	—	—
Net periodic benefit (income)/cost	$(13)	$(26)	$(12)	$2	$(6)	$(32)	$3	$1

	Nine Months Ended September 30,
	2018				2017
	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW
Service cost	$50	$14	$16	$—	$49	$23	$15	$—
Interest cost	105	72	13	3	104	69	13	3
Expected return on plan assets	(205)	(227)	(23)	—	(184)	(211)	(22)	—
Settlement	—	32	(14)	—	1	—	—	—
Amortization of net loss	9	34	1	1	10	39	1	—
Amortization of prior service credit	—	(14)	—	—	—	(13)	—	—
Net periodic benefit (income)/cost	$(41)	$(89)	$(7)	$4	$(20)	$(93)	$7	$3

As a result of adopting ASU 2017-07, within the condensed consolidated statements of comprehensive income, service cost is included within salaries and benefits expense. The remainder of the components of net periodic benefit income of $77 million and $217 million for the three and nine months ended September 30, 2018, respectively, and $67 million and $192 million for the three and nine months ended September 30, 2017, respectively, are included within other income, net. These reclassifications include amounts for those plans which are immaterial for disclosure.

During the third quarter of 2018, the Company terminated its Netherlands-based defined benefit plan, resulting in a non-cash settlement gain of $16 million, which the Company recognized during the three and nine months ended September 30, 2018.

During the second quarter of 2018, as a result of past changes in U.K. legislation and the low interest rate environment, the Company determined that the amount of transfer payments from the Legacy Willis U.K. pension plan would exceed the plan’s service and interest cost for the full year 2018. This triggers settlement accounting, which requires immediate recognition of a portion of the obligations associated with the plan transfers. Consequently, the Company recognized a non-cash expense of $12 million for the three months ended September 30, 2018, and has recognized a non-cash expense of $32 million pertaining to the U.K.-based pension settlements for the nine months ended September 30, 2018.

Employer Contributions to Defined Benefit Pension Plans

The Company made $50 million of contributions to its U.S. plans for the nine months ended September 30, 2018 and anticipates making no additional contributions over the remainder of the fiscal year. The Company made contributions of $61 million to its U.K. plans for the nine months ended September 30, 2018 and anticipates making additional contributions of $23 million for the remainder of the fiscal year. The Company made contributions of $11 million to its other plans for the nine months ended September 30, 2018 and anticipates making additional contributions of $3 million for the remainder of the fiscal year.

Defined Contribution Plans

The Company made contributions to its defined contribution plans of $28 million and $117 million during the three and nine months ended September 30, 2018, respectively, and $39 million and $118 million during the three and nine months ended September 30, 2017, respectively.

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

Errors and omissions claims, lawsuits, and other proceedings arising in the ordinary course of business are covered in part by professional indemnity or other appropriate insurance. See Note 13 for the amounts accrued at September 30, 2018 and December 31, 2017 in the condensed consolidated balance sheets. The terms of this insurance vary by policy year. Regarding self-insured risks, the Company has established provisions which are believed to be adequate in light of current information and legal advice, or, in certain cases, where a range of loss exists, the Company accrues the minimum amount in the range if no amount within the range is a better estimate than any other amount. The Company adjusts such provisions from time to time according to developments.

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

Merger-Related Securities Litigation

On November 21, 2017, a purported former stockholder of Legacy Towers Watson filed a putative class action complaint on behalf of a putative class consisting of all Legacy Towers Watson stockholders as of October 2, 2015 against the Company, Legacy Towers Watson, Legacy Willis, ValueAct Capital Management (‘ValueAct’), and certain current and former directors and officers of Legacy Towers Watson and Legacy Willis (John Haley, Dominic Casserley, and Jeffrey Ubben), in the United States District Court for the Eastern District of Virginia. The complaint asserted claims against certain defendants under Section 14(a) of the Securities Exchange Act of 1934 (the ‘Exchange Act’) for allegedly false and misleading statements in the proxy statement for the Merger; and against other defendants under Section 20(a) of the Exchange Act for alleged ‘control person’ liability with respect to such allegedly false and misleading statements. The complaint further contended that the allegedly false and misleading statements caused stockholders of Legacy Towers Watson to accept inadequate Merger consideration. The complaint sought damages in an unspecified amount. On February 20, 2018, the court appointed the Regents of the University of California (‘Regents’) as Lead Plaintiff and Bernstein Litowitz Berger & Grossman LLP (‘Bernstein’) as Lead Counsel for the putative class, consolidated all subsequently filed, removed, or transferred actions, and captioned the consolidated action ‘In re Willis Towers Watson plc Proxy Litigation,’ Master File No. 1:17-cv-1338-AJT-JFA. On March 9, 2018, Lead Plaintiff filed an Amended Complaint. On April 13, 2018, the defendants filed motions to dismiss the Amended Complaint, and, on July 11, 2018, following briefing and argument, the court granted the motions and dismissed the Amended Complaint in its entirety. On July 30, 2018, Lead Plaintiff filed a notice of appeal from the court’s July 11, 2018 dismissal order to the United States Court of Appeals for the Fourth Circuit, and, on September 28, 2018, Lead Plaintiff filed its opening appeal brief.

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

On March 9, 2018, Regents filed a putative class action complaint on behalf of a putative class of Legacy Towers Watson stockholders against the Company, Legacy Willis, ValueAct, and Messrs. Haley, Casserley, and Ubben, in the Delaware Court of Chancery, captioned The Regents of the University of California v. John J. Haley, et al., C.A. No. 2018-0166. Based on similar allegations as the Eastern District of Virginia action described above, the complaint asserts claims against Mr. Haley for breach of fiduciary duty and against all other defendants for aiding and abetting breach of fiduciary duty. Also on March 9, 2018, Regents filed a motion for consolidation of all pending and subsequently filed Delaware Court of Chancery actions, and for appointment as Lead Plaintiff and for the appointment of Bernstein as Lead Counsel for the putative class. On March 29, 2018, Fort Myers and Alaska responded to Regents’ motion and cross-moved for appointment as Co-Lead Plaintiffs and for the appointment of their counsel, Grant & Eisenhofer P.A. and Kessler Topaz Meltzer & Check, LLP as Co-Lead Counsel. On April 2, 2018, the court consolidated the Delaware Court of Chancery actions and all related actions subsequently filed in or transferred to the Delaware Court of Chancery. On June 5, 2018, the court denied Regents’ motion for appointment of Lead Plaintiff and Lead Counsel and granted Fort Myers’ and Alaska’s cross-motion. On June 20, 2018, Fort Myers and Alaska designated the complaint previously filed by Alaska (the ‘Alaska Complaint’) as the operative complaint in the consolidated action. On September 14, 2018, the defendants filed motions to dismiss the Alaska Complaint. On October 31, 2018, Fort Myers and Alaska filed an amended complaint, which, based on similar allegations, asserts claims against the former directors of legacy Towers Watson for breach of fiduciary duty and against ValueAct and Mr. Ubben for aiding and abetting breach of fiduciary duty. The defendants have not yet responded to the amended complaint.

On October 18, 2018, three additional purported former stockholders of Legacy Towers Watson, Naya Master Fund LP, Naya 174 Fund Limited and Naya Lincoln Park Master Fund Limited (collectively, ‘Naya’), filed a complaint against the Company, Legacy Towers Watson, Legacy Willis and John Haley, in the Supreme Court of the State of New York, County of New York, captioned Naya Master Fund LP, et al. v. John J. Haley, et al., Index No. 654968/2018. Based on similar allegations as the Eastern District of Virginia and Delaware actions described above, the complaint asserts claims for common law fraud and negligent misrepresentation. The defendants have not yet responded to the complaint.

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

On September 7, 2016, Plaintiffs filed with the Court a motion to approve the settlement. On October 19, 2016, the Court preliminarily approved the settlement. Several of the plaintiffs in the other actions above objected to the settlement, and a hearing to consider final approval of the settlement was held on January 20, 2017, after which the Court reserved decision. On August 23, 2017, the Court approved the settlement, including the bar orders. Several of the objectors have since appealed the settlement approval and bar orders to the Fifth Circuit. The briefing related to the appeals is now completed and oral argument on the appeals is scheduled for December 3, 2018. There is no date certain for when the appeal will be decided. The Company will not make the $120 million settlement payment unless and until the appeals are decided in its favor and the settlement is not subject to any further appeal.

City of Houston

On August 1, 2014, the City of Houston (‘plaintiff’) filed suit against Legacy Towers Watson in the United States District Court for the Southern District of Texas, Houston Division. On March 8, 2016, plaintiff filed its First Amended Complaint.

In the amended complaint, plaintiff alleges various deficiencies in pension actuarial work-product and advice stated to have been provided by Legacy Towers Watson’s predecessor firm, Towers Perrin, in its capacity as principal actuary to the Houston Firefighters’ Relief and Retirement Fund (the ‘Fund’). Towers Perrin is stated to have acted in this capacity between ‘the early 1980s until 2003.’

In particular, the amended complaint alleges ‘misrepresentations and miscalculations’ in valuation reports allegedly issued by Towers Perrin from 2000 through 2002 upon which plaintiff claims to have relied. Plaintiff asserts that Towers Perrin assigned a new team of actuaries to the Fund in 2002 ‘to correct Towers’ own earlier mistakes’ and that the new team ‘altered’ certain calculations which ‘increased the actuarial accrued liability by $163 million.’ Plaintiff claims that the reports indicated that the City’s minimum contribution percentages to the Fund would remain in place through at least 2019 and that existing benefits under the Fund could be increased, and new benefits could be added, without increasing plaintiff’s financial burden, and without increasing plaintiff’s rate of annual contributions to the Fund. The amended complaint alleges that plaintiff relied on these reports when supporting a new benefits package for the Fund. These reports, and other advice, are alleged, among other things, to have been negligent, to have misrepresented the present and future financial condition of the Fund and the contributions required to be made by plaintiff to support those benefits. Plaintiff asserts that, but for Towers Perrin’s alleged negligence and misrepresentations, plaintiff would not have supported the benefits increase, and that such increased benefits would not and could not have been approved or enacted. It is further asserted that Towers Perrin’s alleged ‘negligence and misrepresentations damaged the City to the tune of tens of millions of dollars in annual contributions.’ The amended complaint seeks the award of punitive damages, actual damages, exemplary damages, special damages, attorney’s fees and expenses, costs of suit, pre- and post- judgment interest at the maximum legal rate, and other unspecified legal and equitable relief.

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

Plaintiffs’ claims all relate to a self-funded, non-profit Long Term Care Program that CalPERS established in 1995 (the ‘LTC Program’). Plaintiffs’ claims seek unspecified damages allegedly resulting from CalPERS’ 2012 decision to implement in 2015 and 2016 an 85 percent increase in the premium rates of certain of the long term care policies it issued between 1995 and 2004 (the ‘ 85% Increase’).

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

In May 2014, the court denied the motions to dismiss filed by CalPERS and Towers Perrin addressed to the sufficiency of the complaint. On January 28, 2016, the court granted plaintiffs’ motion for class certification. The certified class as currently defined includes those long term care policy holders whose policies were ‘subject to’ the 85% Increase. The court thereafter set an October 2, 2017 trial date.

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

In October 2017, the European Commission (‘Commission’) disclosed to us that it has initiated civil investigation proceedings in respect of a suspected infringement of E.U. competition rules involving several broking firms, including our principal U.K. broking subsidiary and one of its parent entities. In particular, the Commission has stated that the civil proceedings concern the exchange of commercially sensitive information between competitors in relation to aviation and aerospace insurance and reinsurance broking products and services in the European Economic Area, as well as possible coordination between competitors. The initiation of proceedings does not mean there has been a finding of infringement, merely that the Commission will investigate the case. We are providing information to the Commission as requested.

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

The CMA released its provisional findings on July 18, 2018, finding that there is an adverse effect on competition.  To address these provisional findings, the CMA has proposed certain remedies, including mandatory tendering when trustees first purchase fiduciary management services, the reporting of investment performance to customers using a set of common standards, transparency in reporting of fees in fiduciary management and the expansion of the FCA’s regulatory perimeter to include the main activities of investment consultancy and fiduciary management providers. The Company is generally supportive of these proposed remedies and has responded to the CMA on their provisional findings both in writing and in person. The CMA investigation must conclude by March 13, 2019, but the CMA has stated its intention to release its final decision before the end of 2018. It is possible that the CMA will revise their proposed remedies when it concludes its investigation. Given this, the Company is unable to provide an estimate of the reasonably possible loss or range of loss.

London Wholesale Insurance Broker Market Study

In November 2017, the FCA published its Terms of Reference for its Market Study into insurance broking activities in the London Wholesale Market including market power, conflicts of interest and broker conduct. This is an industry-wide inquiry and not particular to the Company. The FCA is using its powers under the UK Financial Services and Markets Act 2000 and will collate information and aims to issue an interim report in or about the first quarter of 2019. The Study is expected to take two years to conclude. Two of the Company’s subsidiaries have responded to extensive data requests which had phased response times through May 2018. It is possible that outcomes of the Study could include new rules, changes to market practices, referral to the U.K. Competition & Markets Authority for a market investigation, and/or individual firm investigations on specific issues. Given the early stage of the Study, the Company is currently unable to assess whether the FCA will find that competition in the sector is working in the interests of clients or not, and, if the FCA does find that competition in the sector is not working in the interests of clients, what remedies it may impose on the industry or on any industry participants. Given this, the Company is unable to provide an estimate of the reasonably possible loss or range of loss.
Note 13 — Supplementary Information for Certain Balance Sheet Accounts

Additional details of specific balance sheet accounts are detailed below.

Prepaid and other current assets consists of the following:

	September 30, 2018	December 31, 2017
Prepayments and accrued income	$164	$132
Deferred contract costs	69	—
Derivatives and investments	21	29
Deferred compensation plan assets	17	21
Retention incentives	7	7
Corporate income and other taxes	201	170
Other current assets	68	71
Total prepaid and other current assets	$547	$430

Other non-current assets consists of the following:

	September 30, 2018	December 31, 2017
Prepayments and accrued income	$16	$18
Deferred contract costs	50	—
Deferred compensation plan assets	138	135
Deferred tax assets	66	46
Accounts receivable, net	23	33
Other investments	8	26
Other non-current assets	199	189
Total other non-current assets	$500	$447

Deferred revenue and accrued expenses consists of the following:

	September 30, 2018	December 31, 2017
Accounts payable, accrued liabilities and deferred income	$679	$772
Discretionary compensation	242	313
Accrued compensation	326	439
Accrued vacation	132	93
Other employee-related liabilities	86	94
Total deferred revenue and accrued expenses	$1,465	$1,711

Provision for liabilities consists of the following:

	September 30, 2018	December 31, 2017
Claims, lawsuits and other proceedings	$494	$474
Other provisions	91	84
Total provision for liabilities	$585	$558

Other non-current liabilities consists of the following:

	September 30, 2018	December 31, 2017
Incentives from lessors	$125	$138
Deferred compensation plan liability	138	135
Contingent and deferred consideration on acquisition	1	41
Liabilities for uncertain tax positions	52	60
Lease-related liabilities	30	28
Other non-current liabilities	102	142
Total other non-current liabilities	$448	$544

Note 14 — Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of non-controlling interests, and net of tax are provided in the following tables for the three and nine months ended September 30, 2018 and 2017. These tables exclude amounts attributable to non-controlling interests, which are not material for further disclosure.

	Foreign currency translation (i)		Cash flow hedges (i)		Defined pension and post-retirement benefit costs (ii)		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Quarter-to-date activity:
Balance at June 30, 2018 and 2017, respectively	$(506)	$(647)	$(5)	$(39)	$(1,094)	$(1,090)	$(1,605)	$(1,776)
Other comprehensive (loss)/income before reclassifications	(44)	78	(4)	6	12	(5)	(36)	79
Loss reclassified from accumulated other comprehensive loss (net of income tax expense of $9 and $4, respectively)	—	—	5	11	9	10	14	21
Net current-period other comprehensive (loss)/income	(44)	78	1	17	21	5	(22)	100
Balance at September 30, 2018 and 2017, respectively	$(550)	$(569)	$(4)	$(22)	$(1,073)	$(1,085)	$(1,627)	$(1,676)

Year-to-date activity:
Balance at December 31, 2017 and 2016, respectively	$(365)	$(650)	$(10)	$(82)	$(1,138)	$(1,152)	$(1,513)	$(1,884)
Other comprehensive (loss)/income before reclassifications	(185)	81	(15)	15	46	39	(154)	135
Loss reclassified from accumulated other comprehensive loss (net of income tax expense of $21 and $17, respectively)	—	—	21	45	19	28	40	73
Net current-period other comprehensive (loss)/income	(185)	81	6	60	65	67	(114)	208
Balance at September 30, 2018 and 2017, respectively	$(550)	$(569)	$(4)	$(22)	$(1,073)	$(1,085)	$(1,627)	$(1,676)

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

At September 30, 2018 and 2017, there were 0.5 million and 0.9 million time-based share options; 0.6 million and 1.0 million performance-based options; 0.1 million and 0.4 million restricted time-based stock units; and 0.8 million and 0.6 million restricted performance-based stock units, respectively. In addition, the Company had 0.3 million performance-based phantom units outstanding at September 30, 2018; there were no phantom units outstanding at September 30, 2017.

Basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income/(loss) attributable to Willis Towers Watson	$44	$(54)	$317	$323

Basic average number of shares outstanding	131	134	132	136
Dilutive effect of potentially issuable shares	1	—	—	1
Diluted average number of shares outstanding	132	134	132	137

Basic earnings/(loss) per share	$0.34	$(0.40)	$2.40	$2.38
Dilutive effect of potentially issuable shares	(0.01)	—	(0.01)	(0.02)
Diluted earnings/(loss) per share	$0.33	$(0.40)	$2.39	$2.36

For the three and nine months ended September 30, 2018, 0.3 million and 0.2 million restricted stock units were not included in the computation of the dilutive effect of potentially issuable shares because their effect was anti-dilutive.

Note 16 — Subsequent Events

During October 2018, the Company entered into an agreement to purchase London market specialty (re)insurance broker, Alston Gayler and Co. The transaction is expected to be completed during the fourth quarter of 2018.

Note 17 — Financial Information for Issuers and Other Guarantor Subsidiaries

As of September 30, 2018 Willis Towers Watson has issued the following debt securities (‘WTW Debt Securities’):

a)	Willis Towers Watson plc (the parent company) has $500 million senior notes outstanding, which were issued on March 15, 2016;
b)

Willis North America, Inc. (‘Willis North America’) has $1.8 billion senior notes outstanding, of which $187 million were issued on September 29, 2009, $650 million were issued on May 16, 2017, and $1.0 billion were issued on September 10, 2018; and

c)

Trinity Acquisition plc has $2.1 billion senior notes outstanding, of which $525 million were issued on August 15, 2013, $1.0 billion were issued on March 22, 2016 and €540 million ($609 million) were issued on May 26, 2016, and $230 million currently outstanding on a consolidated basis under the $1.25 billion revolving credit facility issued on March 7, 2017.

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

Management made an immaterial amendment to the three and nine months ended September 30, 2017 to the non-guarantor subsidiaries and eliminations columns related to other comprehensive income. As all amounts eliminate in consolidation, there was no impact to the condensed consolidated financial statement totals.

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

Presented below is condensed financial information for:

(i)	Willis Towers Watson plc, which is both an issuer and guarantor, on a parent company only basis;
(ii)	Willis North America, which is both an issuer and guarantor, on a company only basis;
(iii)	Trinity Acquisition plc, which is both an issuer and guarantor, on a company only basis;
(iv)	Other guarantors, which are all wholly owned direct or indirect subsidiaries of the parent, on a combined basis;
(v)	Non-guarantors, which are all wholly owned direct or indirect subsidiaries of the parent, on a combined basis;
(vi)	Eliminations, which are consolidating adjustments on a combined basis; and
(vii)	The consolidated company.

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Three months ended September 30, 2018
	Willis Towers Watson plc	Willis North America	Trinity Acquisition plc	Other guarantors	Non-guarantors	Eliminations	Consolidated
Revenue	$—	$7	$—	$1	$1,851	$—	$1,859
Costs of providing services
Salaries and benefits	1	15	—	1	1,221	—	1,238
Other operating expenses	1	7	—	34	332	—	374
Depreciation	—	—	—	1	52	—	53
Amortization	—	—	—	1	128	(2)	127
Restructuring costs	—	—	—	—	—	—	—
Transaction and integration expenses	—	(1)	—	—	51	—	50
Total costs of providing services	2	21	—	37	1,784	(2)	1,842
(Loss)/income from operations	(2)	(14)	—	(36)	67	2	17
Intercompany income/(expense)	—	4	33	58	(95)	—	—
Interest expense	(7)	(13)	(28)	—	(3)	—	(51)
Other income, net	—	—	—	—	70	—	70
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES	(9)	(23)	5	22	39	2	36
Benefit from/(provision for) income taxes	—	16	(1)	(5)	—	—	10
Equity account for subsidiaries	53	(8)	(22)	33	—	(56)	—
NET INCOME/(LOSS)	44	(15)	(18)	50	39	(54)	46
Income attributable to non-controlling interests	—	—	—	—	(2)	—	(2)
NET INCOME/(LOSS) ATTRIBUTABLE TO WILLIS TOWERS WATSON	$44	$(15)	$(18)	$50	$37	$(54)	$44

Comprehensive income/(loss) before non- controlling interests	$22	$(18)	$(41)	$29	$22	$10	$24
Comprehensive income attributable to non- controlling interests	—	—	—	—	(2)	—	(2)
Comprehensive income/(loss) attributable to Willis Towers Watson	$22	$(18)	$(41)	$29	$20	$10	$22

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Three months ended September 30, 2017
	Willis Towers Watson plc	Willis North America	Trinity Acquisition plc	Other guarantors	Non-guarantors	Eliminations	Consolidated
Revenue	$—	$3	$—	$—	$1,849	$—	$1,852
Costs of providing services
Salaries and benefits	2	20	—	—	1,190	—	1,212
Other operating expenses	—	6	1	29	330	—	366
Depreciation	—	—	—	2	52	—	54
Amortization	—	—	—	1	143	(3)	141
Restructuring costs	—	1	—	1	29	—	31
Transaction and integration expenses	—	4	—	2	68	—	74
Total costs of providing services	2	31	1	35	1,812	(3)	1,878
(Loss)/income from operations	(2)	(28)	(1)	(35)	37	3	(26)
Intercompany (expense)/income	—	(2)	30	93	(121)	—	—
Interest expense	(8)	(9)	(25)	—	(5)	—	(47)
Other income, net	—	—	—	48	187	(197)	38
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES	(10)	(39)	4	106	98	(194)	(35)
Benefit from/(provision for) income taxes	1	4	—	(10)	(14)	—	(19)
Equity account for subsidiaries	(45)	(248)	(108)	(131)	—	532	—
NET LOSS	(54)	(283)	(104)	(35)	84	338	(54)
Income attributable to non-controlling interests	—	—	—	—	—	—	—
NET LOSS ATTRIBUTABLE TO WILLIS TOWERS WATSON	$(54)	$(283)	$(104)	$(35)	$84	$338	$(54)

Comprehensive income/(loss) before non- controlling interests	$46	$(215)	$2	$62	$249	$(110)	$34
Comprehensive income attributable to non- controlling interests	—	—	—	—	12	—	12
Comprehensive income/(loss) attributable to Willis Towers Watson	$46	$(215)	$2	$62	$261	$(110)	$46

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Nine months ended September 30, 2018
	Willis Towers Watson plc	Willis North America	Trinity Acquisition plc	Other guarantors	Non-guarantors	Eliminations	Consolidated
Revenue	$—	$14	$—	$—	$6,127	$—	$6,141
Costs of providing services
Salaries and benefits	2	51	—	—	3,837	—	3,890
Other operating expenses	3	32	—	128	1,040	—	1,203
Depreciation	—	—	—	3	150	—	153
Amortization	—	—	—	2	408	(2)	408
Restructuring costs	—	—	—	—	—	—	—
Transaction and integration expenses	—	4	—	1	143	—	148
Total costs of providing services	5	87	—	134	5,578	(2)	5,802
(Loss)/income from operations	(5)	(73)	—	(134)	549	2	339
Intercompany (expense)/income	—	(10)	93	247	(330)	—	—
Interest expense	(22)	(35)	(82)	—	(15)	—	(154)
Other income, net	—	—	—	2	187	—	189
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES	(27)	(118)	11	115	391	2	374
Benefit from/(provision for) income taxes	—	29	(2)	(21)	(48)	—	(42)
Equity account for subsidiaries	344	(50)	112	240	—	(646)	—
NET INCOME/(LOSS)	317	(139)	121	334	343	(644)	332
Income attributable to non-controlling interests	—	—	—	—	(15)	—	(15)
NET INCOME/(LOSS) ATTRIBUTABLE TO WILLIS TOWERS WATSON	$317	$(139)	$121	$334	$328	$(644)	$317

Comprehensive income/(loss) before non- controlling interests	$203	$(193)	$7	$220	$223	$(242)	$218
Comprehensive income attributable to non- controlling interests	—	—	—	—	(15)	—	(15)
Comprehensive income/(loss) attributable to Willis Towers Watson	$203	$(193)	$7	$220	$208	$(242)	$203

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Nine months ended September 30, 2017
	Willis Towers Watson plc	Willis North America	Trinity Acquisition plc	Other guarantors	Non-guarantors	Eliminations	Consolidated
Revenue	$—	$14	$—	$—	$6,110	$—	$6,124
Costs of providing services
Salaries and benefits	4	40	—	—	3,632	—	3,676
Other operating expenses	2	16	1	73	1,066	—	1,158
Depreciation	—	—	—	5	146	—	151
Amortization	—	—	—	3	441	(3)	441
Restructuring costs	—	1	—	5	79	—	85
Transaction and integration expenses	—	6	—	32	139	—	177
Total costs of providing services	6	63	1	118	5,503	(3)	5,688
(Loss)/income from operations	(6)	(49)	(1)	(118)	607	3	436
Intercompany income/(expense)	—	16	89	261	(366)	—	—
Interest expense	(23)	(25)	(76)	—	(15)	—	(139)
Other income, net	—	—	—	48	264	(197)	115
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES	(29)	(58)	12	191	490	(194)	412
Benefit from/(provision for) income taxes	2	7	(1)	(18)	(63)	—	(73)
Equity account for subsidiaries	350	(23)	117	169	—	(613)	—
NET INCOME/(LOSS)	323	(74)	128	342	427	(807)	339
Income attributable to non-controlling interests	—	—	—	—	(16)	—	(16)
NET INCOME/(LOSS) ATTRIBUTABLE TO WILLIS TOWERS WATSON	$323	$(74)	$128	$342	$411	$(807)	$323

Comprehensive income before non- controlling interests	$531	$68	$336	$552	$687	$(1,628)	$546
Comprehensive income attributable to non- controlling interests	—	—	—	—	(15)	—	(15)
Comprehensive income attributable to Willis Towers Watson	$531	$68	$336	$552	$672	$(1,628)	$531

Unaudited Condensed Consolidating Balance Sheet

	As of September 30, 2018
	Willis Towers Watson plc	Willis North America	Trinity Acquisition plc	Other guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$931	$—	$931
Fiduciary assets	—	—	—	—	13,146	—	13,146
Accounts receivable, net	—	6	—	—	2,126	—	2,132
Prepaid and other current assets	—	326	1	25	363	(168)	547
Total current assets	—	332	1	25	16,566	(168)	16,756
Intercompany receivables, net	6,178	—	1,781	—	—	(7,959)	—
Fixed assets, net	—	—	—	26	918	—	944
Goodwill	—	—	—	—	10,457	—	10,457
Other intangible assets, net	—	—	—	58	3,429	(58)	3,429
Pension benefits assets	—	—	—	—	955	—	955
Other non-current assets	6	73	2	25	480	(86)	500
Total non-current assets	6,184	73	1,783	109	16,239	(8,103)	16,285
Investments in subsidiaries	4,452	6,928	2,144	8,682	—	(22,206)	—
TOTAL ASSETS	$10,636	$7,333	$3,928	$8,816	$32,805	$(30,477)	$33,041
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$—	$—	$13,146	$—	$13,146
Deferred revenue and accrued expenses	1	—	—	5	1,459	—	1,465
Short-term debt and current portion of long-term debt	—	—	—	—	186	—	186
Other current liabilities	89	21	14	11	739	(116)	758
Total current liabilities	90	21	14	16	15,530	(116)	15,555
Intercompany payables, net	—	864	—	4,041	3,054	(7,959)	—
Long-term debt	497	1,834	2,353	—	(186)	—	4,498
Liability for pension benefits	—	—	—	—	1,087	—	1,087
Deferred tax liabilities	—	—	—	—	781	(103)	678
Provision for liabilities	—	120	—	—	465	—	585
Other non-current liabilities	—	—	1	2	445	—	448
Total non-current liabilities	497	2,818	2,354	4,043	5,646	(8,062)	7,296
TOTAL LIABILITIES	587	2,839	2,368	4,059	21,176	(8,178)	22,851
REDEEMABLE NON-CONTROLLING INTEREST	—	—	—	—	27	—	27
EQUITY
Total Willis Towers Watson shareholders’ equity	10,049	4,494	1,560	4,757	11,488	(22,299)	10,049
Non-controlling interests	—	—	—	—	114	—	114
Total equity	10,049	4,494	1,560	4,757	11,602	(22,299)	10,163
TOTAL LIABILITIES AND EQUITY	$10,636	$7,333	$3,928	$8,816	$32,805	$(30,477)	$33,041

Unaudited Condensed Consolidating Balance Sheet

	As of December 31, 2017
	Willis Towers Watson plc	Willis North America	Trinity Acquisition plc	Other guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$2	$—	$—	$1	$1,027	$—	$1,030
Fiduciary assets	—	—	—	—	12,155	—	12,155
Accounts receivable, net	—	4	—	—	2,242	—	2,246
Prepaid and other current assets	—	267	1	44	264	(146)	430
Total current assets	2	271	1	45	15,688	(146)	15,861
Intercompany receivables, net	6,202	—	2,501	—	—	(8,703)	—
Fixed assets, net	—	—	—	25	960	—	985
Goodwill	—	—	—	—	10,519	—	10,519
Other intangible assets, net	—	—	—	60	3,882	(60)	3,882
Pension benefits assets	—	—	—	—	764	—	764
Other non-current assets	—	115	3	31	388	(90)	447
Total non-current assets	6,202	115	2,504	116	16,513	(8,853)	16,597
Investments in subsidiaries	4,506	6,125	1,918	8,425	—	(20,974)	—
TOTAL ASSETS	$10,710	$6,511	$4,423	$8,586	$32,201	$(29,973)	$32,458
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$—	$—	$12,155	$—	$12,155
Deferred revenue and accrued expenses	—	19	—	7	1,685	—	1,711
Short-term debt and current portion of long-term debt	—	—	—	—	85	—	85
Other current liabilities	87	83	33	27	724	(150)	804
Total current liabilities	87	102	33	34	14,649	(150)	14,755
Intercompany payables, net	—	787	—	3,895	4,021	(8,703)	—
Long-term debt	497	986	2,883	—	84	—	4,450
Liability for pension benefits	—	—	—	—	1,259	—	1,259
Deferred tax liabilities	—	—	—	—	704	(89)	615
Provision for liabilities	—	120	—	—	438	—	558
Other non-current liabilities	—	19	—	5	520	—	544
Total non-current liabilities	497	1,912	2,883	3,900	7,026	(8,792)	7,426
TOTAL LIABILITIES	584	2,014	2,916	3,934	21,675	(8,942)	22,181
REDEEMABLE NON-CONTROLLING INTEREST	—	—	—	—	28	—	28
EQUITY
Total Willis Towers Watson shareholders’ equity	10,126	4,497	1,507	4,652	10,375	(21,031)	10,126
Non-controlling interests	—	—	—	—	123	—	123
Total equity	10,126	4,497	1,507	4,652	10,498	(21,031)	10,249
TOTAL LIABILITIES AND EQUITY	$10,710	$6,511	$4,423	$8,586	$32,201	$(29,973)	$32,458

Unaudited Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2018
	Willis Towers Watson plc	Willis North America	Trinity Acquisition plc	Other guarantors	Non-guarantors	Eliminations	Consolidated
NET CASH FROM/(USED IN) OPERATING ACTIVITIES	$637	$(42)	$428	$(37)	$382	$(652)	$716
CASH FLOWS (USED IN)/FROM INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	—	—	(3)	(206)	—	(209)
Capitalized software costs	—	—	—	—	(41)	—	(41)
Acquisitions of operations, net of cash acquired	—	—	—	—	(8)	—	(8)
Net proceeds from sale of operations	—	—	—	—	4	—	4
Other, net	—	—	—	—	14	—	14
(Repayments of)/proceeds from intercompany investing activities, net	(30)	2	(42)	101	(276)	245	—
Net cash (used in)/from investing activities	$(30)	$2	$(42)	$98	$(513)	$245	$(240)
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net payments on revolving credit facility	—	(143)	(511)	—	—	—	(654)
Senior notes issued	—	998	—	—	—	—	998
Debt issuance costs	—	(8)	—	—	—	—	(8)
Repayments of debt	—	—	—	—	(170)	—	(170)
Repurchase of shares	(401)	—	—	—	—	—	(401)
Proceeds from issuance of shares	21	—	—	—	—	—	21
Payments of deferred and contingent consideration related to acquisitions	—	—	—	—	(50)	—	(50)
Cash paid for employee taxes on withholding shares	—	—	—	—	(30)	—	(30)
Dividends paid	(228)	—	(332)	(151)	(169)	652	(228)
Acquisitions of and dividends paid to non- controlling interests	—	—	—	—	(20)	—	(20)
(Repayments of)/proceeds from intercompany financing activities, net	(1)	(807)	457	89	507	(245)	—
Net cash (used in)/from financing activities	$(609)	$40	$(386)	$(62)	$68	$407	$(542)
DECREASE IN CASH AND CASH EQUIVALENTS	(2)	—	—	(1)	(63)	—	(66)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	(33)	—	(33)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2	—	—	1	1,027	—	1,030
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$—	$—	$931	$—	$931

Unaudited Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2017
	Willis Towers Watson plc	Willis North America	Trinity Acquisition plc	Other guarantors	Non-guarantors	Eliminations	Consolidated
NET CASH FROM/(USED IN) OPERATING ACTIVITIES	$525	$(99)	$50	$(490)	$774	$(245)	$515
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	—	—	(6)	(192)	—	(198)
Capitalized software costs	—	—	—	—	(52)	—	(52)
Acquisitions of operations, net of cash acquired	—	—	—	—	(13)	—	(13)
Other, net	—	—	—	—	1	—	1
Proceeds from/(repayments of) intercompany investing activities, net	1,102	10	(226)	87	(88)	(885)	—
(Increase)/decrease in investment in subsidiaries	(1,000)	—	(148)	1,089	59	—	—
Net cash from/(used in) investing activities	$102	$10	$(374)	$1,170	$(285)	$(885)	$(262)
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net borrowings on revolving credit facility	—	115	560	—	—	—	675
Senior notes issued	—	650	—	—	—	—	650
Proceeds from issuance of other debt	—	—	—	—	32	—	32
Debt issuance costs	—	(5)	(4)	—	—	—	(9)
Repayments of debt	—	(400)	(219)	—	(95)	—	(714)
Repurchase of shares	(462)	—	—	—	—	—	(462)
Proceeds from issuance of shares	44	—	—	—	—	—	44
Payments related to share cancellation	—	—	—	—	(177)	—	(177)
Payments of deferred and contingent consideration related to acquisitions	—	—	—	—	(43)	—	(43)
Cash paid for employee taxes on withholding shares	—	—	—	—	(14)	—	(14)
Dividends paid	(209)	(58)	—	(58)	(129)	245	(209)
Acquisitions of and dividends paid to non- controlling interests	—	—	—	—	(19)	—	(19)
(Repayments of)/proceeds from intercompany financing activities, net	—	(213)	(13)	(617)	(42)	885	—
Net cash (used in)/from financing activities	$(627)	$89	$324	$(675)	$(487)	$1,130	$(246)
INCREASE IN CASH AND CASH EQUIVALENTS	—	—	—	5	2	—	7
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	35	—	35
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	—	—	870	—	870
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$—	$5	$907	$—	$912

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

On an annual basis for 2018, although we expect that approximately 22% of our revenue will be generated in the U.K., we expect that only about 13% of revenue will be denominated in Pounds sterling, as much of the insurance business is transacted in U.S. dollars. We expect that approximately 20% of our expenses will be denominated in Pounds sterling. We have a Company hedging strategy for this aspect of our business, which is designed to mitigate significant fluctuations in currency.

The markets for our consulting, technology and solutions, and marketplace services are subject to changes as a result of economic, regulatory and legislative changes, technological developments, and increased competition from established and new competitors. We believe the primary factors in selecting a human resources or risk management consulting firm include reputation, the ability to provide measurable increases to shareholder value and return on investment, global scale, quality of service, and the ability to tailor services to clients’ unique needs. With regard to the marketplace services, we believe that clients base their decisions on a variety of factors, including the ability of the provider to deliver measurable cost savings for them, a strong reputation for efficient execution and an innovative service delivery model and platform. Part of the employer-sponsored insurance market has matured and become more fragmented, while other segments remain in the entry phase. As these market segments continue to evolve, we may experience growth in intervals, with periods of accelerated expansion balanced by periods of modest growth.

See Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K, filed with the SEC on February 28, 2018, and subsequent filings, for a discussion of risks that may affect our ability to compete.

Financial Statement Overview

In accordance with the modified retrospective adoption requirements of ASC 606 (see Note 3 — Revenue within Notes to the Condensed Consolidated Financial Statements in Part I, Item 1.), the tables below set forth our summarized condensed consolidated statements of comprehensive income and data as a percentage of revenue for the periods indicated. Our results for the three and nine months ended September 30, 2018 have also been presented without the adoption of ASC 606.

	Three Months Ended September 30,
	2018				2017
	As reported		Without adoption of ASC 606		As reported
	($ in millions, except per share data)
Revenue	$1,859	100%	$1,901	100%	$1,852	100%
Costs of providing services
Salaries and benefits	1,238	67%	1,225	64%	1,212	65%
Other operating expenses	374	20%	374	20%	366	20%
Depreciation	53	3%	59	3%	54	3%
Amortization	127	7%	127	7%	141	8%
Restructuring costs	—	—%	—	—%	31	2%
Transaction and integration expenses	50	3%	50	3%	74	4%
Total costs of providing services	1,842		1,835		1,878
Income/(loss) from operations	17	1%	66	3%	(26)	(1)%
Interest expense	(51)	(3)%	(51)	(3)%	(47)	(3)%
Other income, net	70	4%	70	4%	38	2%
Benefit from/(provision for) income taxes	10	1%	—	—%	(19)	(1)%
Income attributable to non-controlling interests	(2)	—%	(2)	—%	—	—%
NET INCOME/(LOSS) ATTRIBUTABLE TO WILLIS TOWERS WATSON	$44	2%	$83	4%	$(54)	(3)%
Diluted earnings/(loss) per share	$0.33		$0.63		$(0.40)

	Nine Months Ended September 30,
	2018				2017
	As reported		Without adoption of ASC 606		As reported
	($ in millions, except per share data)
Revenue	$6,141	100%	$6,474	100%	$6,124	100%
Costs of providing services
Salaries and benefits	3,890	63%	3,849	59%	3,676	60%
Other operating expenses	1,203	20%	1,203	19%	1,158	19%
Depreciation	153	2%	169	3%	151	2%
Amortization	408	7%	408	6%	441	7%
Restructuring costs	—	—%	—	—%	85	1%
Transaction and integration expenses	148	2%	148	2%	177	3%
Total costs of providing services	5,802		5,777		5,688
Income from operations	339	6%	697	11%	436	7%
Interest expense	(154)	(3)%	(154)	(2)%	(139)	(2)%
Other income, net	189	3%	189	3%	115	2%
Provision for income taxes	(42)	(1)%	(111)	(2)%	(73)	(1)%
Income attributable to non-controlling interests	(15)	—%	(15)	—%	(16)	—%
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$317	5%	$606	9%	$323	5%
Diluted earnings per share	$2.39		$4.58		$2.36

Consolidated Revenue

Revenue for the three months ended September 30, 2018 was $1.9 billion, both with and without the adoption of ASC 606. Revenue for the three months ended September 30, 2017 was $1.9 billion which when compared to current year as-reported revenue, results in an increase of $7 million, or an increase of $49 million when adjusting for the impact of ASC 606. Revenue for the nine months ended September 30, 2018 was $6.1 billion, and $6.5 billion without the adoption of ASC 606. Revenue for the nine months ended September 30, 2017 was $6.1 billion, which when compared to current year as-reported revenue, results in an increase of $17 million, or an increase of $350 million when adjusting for the impact of ASC 606. While the percentage of revenue growth was largely flat on an as reported basis, after adjusting for the impacts of foreign currency, acquisitions and disposals and ASC 606, our organic revenue growth was 5% and 4% for the three and nine months ended September 30, 2018, respectively. The organic increase in revenue was driven by strong performances in all segments.

Our revenue can be materially impacted by changes in currency conversions, which can fluctuate significantly over the course of a calendar year. For the three months ended September 30, 2018, currency translation decreased our consolidated revenue by $23 million. The primary currencies driving this change were the Brazilian Real and Argentine Peso. For the nine months ended September 30, 2018, currency translation increased our consolidated revenue by $138 million. The primary currencies driving this change were the Euro and Pound sterling.

The following table details our top five markets based on the percentage of consolidated revenue (in U.S. dollars) from the countries where work was performed for the nine months ended September 30, 2018. These figures do not represent the currency of the related revenue, which is presented in the next table.

Geographic Region	% of Revenue
United States	44%
United Kingdom	24%
France	5%
Germany	3%
Canada	3%

The table below details the percentage of our revenue and expenses by transactional currency for the nine months ended September 30, 2018.

Transactional Currency	Revenue	Expenses (i)
U.S. dollars	53%	48%
Pounds sterling	14%	21%
Euro	16%	13%
Other currencies	17%	18%

(i)

These percentages exclude certain expenses for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. These items include Merger-related amortization of intangible assets, restructuring costs, and transaction and integration expenses.

The following tables set forth the total revenue for the three and nine months ended September 30, 2018 and 2017 and the components of the changes in total revenue for the three and nine months ended September 30, 2018, as compared to the respective prior year periods:

				Components of Revenue Change (i)
			As		Constant
	Three Months Ended September 30,		Reported	Currency	Currency	Impact of	Acquisitions/	Organic
	2018	2017	Change	Impact	Change	ASC 606	Divestitures	Change
	($ in millions)
Revenue	$1,859	$1,852	—%	(1)%	2%	(2)%	(1)%	5%

				Components of Revenue Change (i)
			As		Constant
	Nine Months Ended September 30,		Reported	Currency	Currency	Impact of	Acquisitions/	Organic
	2018	2017	Change	Impact	Change	ASC 606	Divestitures	Change
	($ in millions)
Revenue	$6,141	$6,124	—%	2%	(2)%	(5)%	(1)%	4%

(i)	Components of revenue change may not add due to rounding.

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

The following table sets forth HCB segment revenue for the three months ended September 30, 2018 and 2017, and the components of the change in revenue for the three months ended September 30, 2018 from the three months ended September 30, 2017.

				Components of Revenue Change (i)
			As		Constant
	Three Months Ended September 30,		Reported	Currency	Currency	Impact of	Acquisitions/	Organic
	2018	2017	Change	Impact	Change	ASC 606	Divestitures	Change
	($ in millions)
Segment revenue	$778	$733	6%	(1)%	7%	5%	—%	2%

(i)	Components of revenue change may not add due to rounding.

HCB segment revenue, for the three months ended September 30, 2018 and 2017 was $778 million and $733 million, respectively.  On an organic basis, HCB produced solid growth across all geographies. Health and Benefits led the segment’s performance with strong growth outside of North America related to global benefit management appointments and an increase in local and regional work, while North America had solid growth driven by increased advisory work and growth in our specialty products. Our Talent and Rewards business returned to revenue growth, led by strong market demand for project work in Western Europe and International, coupled with growth in our surveys business. Retirement revenue also increased nominally, with growth in Great Britain related to peak year in the triennial actuarial valuation cycle and Western Europe driven by pension brokerage growth.  Technology and Administration Solutions revenue remained flat compared to prior-year due to mixed results across regions.

The following table sets forth HCB segment revenue for the nine months ended September 30, 2018 and 2017, and the components of the change in revenue for the nine months ended September 30, 2018 from the nine months ended September 30, 2017.

				Components of Revenue Change (i)
			As		Constant
	Nine Months Ended September 30,		Reported	Currency	Currency	Impact of	Acquisitions/	Organic
	2018	2017	Change	Impact	Change	ASC 606	Divestitures	Change
	($ in millions)
Segment revenue	$2,390	$2,408	(1)%	2%	(3)%	(5)%	(1)%	3%

(i)	Components of revenue change may not add due to rounding.

HCB segment revenue for the nine months ended September 30, 2018 and 2017 was $2.4 billion. On an organic basis the HCB segment experienced growth across all businesses and geographies. Retirement revenues increased with growth in North America, Great Britain and Western Europe related to a general increase in demand for consulting and project work. Health and Benefits had solid growth in North America related to increased consulting work and product revenue growth, while outside of North America revenue was positively impacted by global benefits management appointments. Talent and Rewards revenue growth was led by stronger demand for advisory projects in Western Europe and International.  Technology and Administration Solutions business experienced growth in Great Britain and Western Europe as a result of new administration clients and project activity.

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

The following table sets forth CRB revenue for the three months ended September 30, 2018 and 2017, and the components of the change in revenue for the three months ended September 30, 2018 from the three months ended September 30, 2017.

				Components of Revenue Change (i)
			As		Constant
	Three Months Ended September 30,		Reported	Currency	Currency	Impact of	Acquisitions/	Organic
	2018	2017	Change	Impact	Change	ASC 606	Divestitures	Change
	($ in millions)
Segment revenue	$622	$600	4%	(1)%	5%	1%	—%	4%

(i)	Components of revenue change may not add due to rounding.

CRB segment revenue for the three months ended September 30, 2018 and 2017 was $622 million and $600 million, respectively. The increase was driven by growth globally across most geographies. North America and International regions continued to lead the segment with new business generation alongside strong management of the renewal book portfolio. Great Britain had a decline in revenue due to continued London market challenges.

The following table sets forth CRB revenue for the nine months ended September 30, 2018 and 2017, and the components of the change in revenue for the nine months ended September 30, 2018 from the nine months ended September 30, 2017.

				Components of Revenue Change (i)
			As		Constant
	Nine Months Ended September 30,		Reported	Currency	Currency	Impact of	Acquisitions/	Organic
	2018	2017	Change	Impact	Change	ASC 606	Divestitures	Change
	($ in millions)
Segment revenue	$2,036	$1,916	6%	3%	3%	—%	—%	4%

(i)	Components of revenue change may not add due to rounding.

CRB segment revenue for the nine months ended September 30, 2018 and 2017 was $2.0 billion and $1.9 billion respectively. Revenue growth was experienced in every region. The primary drivers of the growth for the segment were new business generation and strong management of the renewal book portfolio.

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

The following table sets forth IRR revenue for the three months ended September 30, 2018 and 2017, and the components of the change in revenue for the three months ended September 30, 2018 from the three months ended September 30, 2017.

				Components of Revenue Change (i)
			As		Constant
	Three Months Ended September 30,		Reported	Currency	Currency	Impact of	Acquisitions/	Organic
	2018	2017	Change	Impact	Change	ASC 606	Divestitures	Change
	($ in millions)
Segment revenue	$317	$321	(1)%	(2)%	—%	(6)%	(2)%	9%

(i)	Components of revenue change may not add due to rounding.

IRR segment revenue for the three months ended September 30, 2018 and 2017 was $317 million and $321 million, respectively. Reinsurance, Investment, Insurance Consulting and Technology, Wholesale, and Max Matthiessen all contributed to the segment’s strong performance, primarily through a combination of new business and favorable renewals, which was offset by a decline in

Underwriting and Capital Management as a result of the divestiture of a portion of the U.S. programs business in 2017 and the Loan Protector businesses in the first quarter of 2018.

The following table sets forth IRR revenue for the nine months ended September 30, 2018 and 2017, and the components of the change in revenue for the nine months ended September 30, 2018 from the nine months ended September 30, 2017.

				Components of Revenue Change (i)
			As		Constant
	Nine Months Ended September 30,		Reported	Currency	Currency	Impact of	Acquisitions/	Organic
	2018	2017	Change	Impact	Change	ASC 606	Divestitures	Change
	($ in millions)
Segment revenue	$1,276	$1,186	8%	3%	4%	2%	(2)%	5%

(i)	Components of revenue change may not add due to rounding.

IRR segment revenue for the nine months ended September 30, 2018 and 2017 was $1.3 billion and $1.2 billion, respectively. Reinsurance, Investment, Insurance Consulting and Technology, Wholesale and Max Matthiessen all posted revenue growth, primarily as a result of increased sales. Underwriting and Capital Management experienced a decline as a result of the divestiture of a portion of the U.S. programs business in 2017 and the Loan Protector businesses in the first quarter of 2018.

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

The following table sets forth BDA revenue for the three months ended September 30, 2018 and 2017, and the components of the change in revenue for the three months ended September 30, 2018 from the three months ended September 30, 2017.

				Components of Revenue Change (i)
			As		Constant
	Three Months Ended September 30,		Reported	Currency	Currency	Impact of	Acquisitions/	Organic
	2018	2017	Change	Impact	Change	ASC 606	Divestitures	Change
	($ in millions)
Segment revenue	$127	$181	(30)%	—%	(30)%	(40)%	—%	10%

(i)	Components of revenue change may not add due to rounding.

BDA segment revenue for the three months ended September 30, 2018 and 2017 was $127 million and $181 million, respectively, with the decline solely related to the impact of ASC 606, which concentrates revenue to the fourth quarter. Anchored by a solid client base, increased membership and enrollments across all businesses helped to drive the segment forward on an organic basis.

The following table sets forth BDA revenue for the nine months ended September 30, 2018 and 2017, and the components of the change in revenue for the nine months ended September 30, 2018 from the nine months ended September 30, 2017.

				Components of Revenue Change (i)
			As		Constant
	Nine Months Ended September 30,		Reported	Currency	Currency	Impact of	Acquisitions/	Organic
	2018	2017	Change	Impact	Change	ASC 606	Divestitures	Change
	($ in millions)
Segment revenue	$368	$540	(32)%	—%	(32)%	(41)%	—%	9%

(i)	Components of revenue change may not add due to rounding.

BDA segment revenue for the nine months ended September 30, 2018 and 2017 was $368 million and $540 million, respectively. As a result of adopting ASC 606, revenue in our Medicare broking business in Individual Marketplace is now concentrated in the fourth quarter of each year, as this was the driver of the reduction in revenue for the nine months ended September 30, 2018. On an organic basis, Individual Marketplace led the segment growth due to increased membership from the 2017 fall enrollment period. Group Marketplace and Benefits Outsourcing grew as a result of additional 2018 enrollments, and new outsourcing client wins and special projects.

Costs of Providing Services

Total costs of providing services were $1.8 billion for the three months ended September 30, 2018, compared to $1.9 billion for the three months ended September 30, 2017, a decrease of $36 million or 2%. Total costs of providing services were $5.8 billion for the nine months ended September 30, 2018, compared to $5.7 billion for the nine months ended September 30, 2017, an increase of $114 million or 2%. See the supplemental information below for further details.

Salaries and benefits

Salaries and benefits for the three months ended September 30, 2018 were $1.2 billion, compared to $1.2 billion for the three months ended September 30, 2017, an increase of $26 million; and for the nine months ended September 30, 2018 were $3.9 billion, compared to $3.7 billion for the nine months ended September 30, 2017, an increase of $214 million. The increases for both periods of 2018 were primarily a result of higher base salary adjustments and incentive accruals, as well as increased medical benefits costs.

Salaries and benefits as a percentage of revenue increased from 65% to 67% for the quarter and from 60% to 63% year-to-date due to the adoption of ASC 606, which decreased revenue for both the three and nine months ended September 30, 2018.

Other operating expenses

Other operating expenses for the three months ended September 30, 2018 were $374 million, compared to $366 million for the three months ended September 30, 2017, an increase of $8 million, or 2%. This increase was primarily due to higher professional services expenses, partially offset by lower occupancy costs.

Other operating expenses for the nine months ended September 30, 2018 were $1.2 billion, compared to $1.2 billion for the nine months ended September 30, 2017, an increase of $45 million, or 4%. This increase was primarily due to higher professional services expenses, partially offset by lower professional liability and occupancy costs.

Depreciation

Depreciation for the three months ended September 30, 2018 was $53 million, compared to $54 million for the three months ended September 30, 2017. Depreciation for the nine months ended September 30, 2018 was $153 million, compared to $151 million for the nine months ended September 30, 2017, an increase of $2 million, or 1%. This increase was primarily due to a higher depreciable base of assets resulting from additional assets placed in service during 2017.

Amortization

Amortization for the three months ended September 30, 2018 was $127 million, compared to $141 million for the three months ended September 30, 2017, a decrease of $14 million, or 10%. Amortization for the nine months ended September 30, 2018 was $408 million, compared to $441 million for the nine months ended September 30, 2017, a decrease of $33 million, or 7%. Our intangible amortization is more heavily weighted to the initial years of the useful lives of the related intangibles, and therefore amortization will continue to decrease over time.

Restructuring costs

Restructuring costs were $31 million and $85 million for the three and nine months ended September 30, 2017, respectively.

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

Transaction and integration expenses

Transaction and integration expenses for the three months ended September 30, 2018 were $50 million, compared to $74 million for the three months ended September 30, 2017, a decrease of $24 million, or 32%. Transaction and integration expenses for the nine months ended September 30, 2018 were $148 million, compared to $177 million for the nine months ended September 30, 2017, a decrease of $29 million, or 16%. The higher costs in the prior year primarily resulted from the settlement of the Merger-related appraisal demand lawsuit which was settled in the third quarter of 2017 (see Part II, Item 8, Note 13, Commitments and Contingencies, in our Annual Report on Form 10-K, filed with the SEC on February 28, 2018, as amended on June 6, 2018, for more details). The decrease in expenses in 2018 was also due to the completion of certain integration activities in connection with the Merger.

Income/(Loss) from Operations

Income/(loss) from operations for the three months ended September 30, 2018 was income from operations of $17 million, compared to a loss from operations of $26 million for the three months ended September 30, 2017, an increase of $43 million. Adjusting for the impact of ASC 606, which reduced operating income in the third quarter of 2018 by $49 million, income from operations would have increased by $92 million. This increase was due to continued organic revenue growth across all segments.

Income from operations for the nine months ended September 30, 2018 was $339 million, compared to $436 million for the nine months ended September 30, 2017, a decrease of $97 million. Adjusting for the impact of ASC 606, which reduced operating income in the first nine months of 2018 by $358 million, income from operations would have increased by $261 million. This increase was due to strong organic revenue growth across all segments, particularly in the first quarter of 2018.

Interest Expense

Interest expense for the three months ended September 30, 2018 was $51 million, compared to $47 million for the three months ended September 30, 2017, an increase of $4 million, or 9%. This increase resulted from additional levels of indebtedness. Interest expense for the nine months ended September 30, 2018 was $154 million, compared to $139 million for the nine months ended September 30, 2017, an increase of $15 million, or 11%. This increase resulted from additional levels of indebtedness and higher market rates of interest on the variable-rate portion of our outstanding debt.

Other Income, Net

As a result of the adoption of ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which was retrospectively applied to our 2017 presentation as well, we now classify all components of net periodic benefit cost, except service cost, resulting from our defined benefit plans, in this line item.

Other income, net for the three months ended September 30, 2018 was $70 million, compared to $38 million for the three months ended September 30, 2017, an increase of $32 million, primarily resulting from favorable foreign exchange activity for the quarter, along with increased pension-related income and the absence of the loss on disposal of operations from the prior year.

Other income, net for the nine months ended September 30, 2018 was $189 million, compared to $115 million for the nine months ended September 30, 2017, an increase of $74 million. The additional income in 2018 as compared to the prior year related to more favorable foreign exchange activity, primarily occurring in the second quarter of 2018, of approximately $48 million, along with increased pension benefit income of $25 million for the first nine months of 2018, as compared with the same period in the prior year.

(Benefit from)/Provision for Income Taxes

(Benefit from)/provision for income taxes for the three months ended September 30, 2018 was a benefit of $10 million, compared to a provision of $19 million for the three months ended September 30, 2017, a decrease to income tax expense of $29 million. The effective tax rate was (28.1)% for the three months ended September 30, 2018, and (53.0)% for the three months ended September 30, 2017. Provision for income taxes for the nine months ended September 30, 2018 was $42 million, compared with $73 million for the nine months ended September 30, 2017, a decrease to income tax expense of $31 million. The effective tax rate was 11.3% for the nine months ended September 30, 2018, and 17.7% for the nine months ended September 30, 2017. These effective tax rates are calculated using extended values from our condensed consolidated statements of comprehensive income, and are therefore more precise tax rates than can be calculated from rounded values.

Prior to U.S. Tax Reform, our effective tax rate was lower than the U.S. statutory tax rate of 35%, primarily due to our global mix of income and deductions in jurisdictions with high statutory income tax rates. For 2018, while the U.S. federal corporate income tax rate has decreased as a result of U.S. Tax Reform, certain deferred tax benefits realized as a result of both the Merger and deductions in jurisdictions with high statutory income tax rates have now been reduced as well. This offsets, in part, the benefit of U.S. Tax Reform, thus increasing our effective income tax rate between the periods. However, the decrease in tax expense for the three and nine months ended September 30, 2018, as compared to the tax expense for the three and nine months ended September 30, 2017, was primarily due to a discrete release of valuation allowance on certain state deferred tax assets.

Net Income/(Loss) Attributable to Willis Towers Watson

Net income/(loss) attributable to Willis Towers Watson for the three months ended September 30, 2018 was net income attributable to Willis Towers Watson of $44 million, compared to a net loss attributable to Willis Towers Watson of $54 million for the three months ended September 30, 2017, an increase of $98 million, or 181%. Adjusting for the impact of ASC 606, which reduced net income in the third quarter of 2018 by $39 million, net income attributable to Willis Towers Watson would have increased by $137 million. This increase was due to continued organic revenue growth across all segments.

Net income attributable to Willis Towers Watson for the nine months ended September 30, 2018 was $317 million, compared to $323 million for the nine months ended September 30, 2017, a decrease of $6 million, or 2%. Adjusting for the impact of ASC 606, which reduced net income in the first nine months of 2018 by $289 million, net income attributable to Willis Towers Watson would have increased by $283 million. This increase was due to strong organic revenue growth across all segments, particularly in the first quarter of 2018.

Supplemental Information - Adoption of New Revenue Standard

As discussed in the notes to the condensed consolidated financial statements, Note 3 — Revenue, the Company adopted ASC 606, Revenue from Contracts with Customers, as of January 1, 2018. Since the Company adopted the guidance using the modified retrospective method, we have provided the impact to the affected financial statement line items within the condensed consolidated financial statements for 2018; the 2017 comparative financial statement line items have not been restated in accordance with the new standard. In an effort to help the readers of this Form 10-Q better understand the impact that this guidance has on our reported segment results, we have included below the revenue and operating income by segment as reported, as well as without the adoption of ASC 606, and brief explanations of the changes (amounts exclude results not allocated to the operating segments):

	Three Months Ended September 30, 2018				Nine Months Ended September 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change		As Reported	Balances Without Adoption of ASC 606	Effect of Change
	(in millions)
HCB
Revenue	$778	$738	$40	a	$2,390	$2,510	$(120)	a
Operating income	194	157	37	a, e	536	660	(124)	a, e
CRB
Revenue	622	616	6	b	2,036	2,043	(7)	b
Operating income	66	58	8	b, f	288	289	(1)	b, f
IRR
Revenue	317	337	(20)	c	1,276	1,255	21	c
Operating income	29	52	(23)	c, f	379	379	—	c, f
BDA
Revenue	127	200	(73)	d	368	590	(222)	d
Operating (loss)/income	(33)	41	(74)	d, e	(96)	132	(228)	d, e

Explanation of Changes

Revenue and operating expenses were adjusted for the following significant changes:

a.

Revenue recognition for certain arrangements in our Health and Benefits broking business will now be recognized more evenly over the year to reflect the nature of the ongoing obligations to our customers, as well as receipt of the monthly commissions. These contracts are monthly or annual in nature and are considered complete as of the transition date for all contracts entered into for 2017 and prior years. The total change to revenue as a result of this accounting change for the three and nine months ended September 30, 2018 was an increase of $39 million and a decrease of $116 million, respectively.

b.

Revenue recognition for certain affinity broking arrangements that was recognized at a point in time on the effective date of the policy is now being recognized over the policy year to reflect the ongoing nature of our services.

c.

The most significant change in our IRR segment results is due to the change in accounting for our proportional treaty reinsurance broking arrangements. The revenue recognition for proportional treaty reinsurance broking commissions has moved from recognition upon the receipt of the monthly or quarterly treaty statements from the ceding insurance carriers, to the recognition of an estimate of expected commissions upon the policy effective date. For the three and nine months ended September 30, 2018, ASC 606 revenue was lower than ASC 605 revenue by approximately $11 million, and higher than ASC 605 revenue by approximately $18 million, respectively, related to this adjustment.

d.

The majority of revenue recognition within our Medicare broking arrangements in Individual Marketplace has moved from monthly ratable recognition over the policy period, to recognition upon placement of the policy. Consequently, the Company will now recognize approximately two-thirds of one calendar year of expected commissions during the fourth quarter of the preceding calendar year. The remainder of the revenue is recognized consistently with methods used prior to the adoption of ASC 606. During the three and nine months ended September 30, 2018, the accounting for this revenue stream under ASC 606 resulted in a reduction of revenue from ASC 605 of approximately $74 million and $225 million, respectively.

e.

System implementation activities — For those portions of the business that previously deferred costs, the length of time over which we amortize those costs will extend to a longer estimated contract term. For the 2017 calendar year and prior, these costs were amortized over a typical period of 3-5 years in accordance with the initial stated terms of the customer agreements. Additionally, the composition of deferred costs has been adjusted to reflect the guidance in ASC 606. These adjustments resulted in increases in expense of $6 million and $10 million for the three and nine months ended September 30, 2018, respectively.

f.

Other arrangements — This guidance now applies to our broking arrangements. The costs deferred for our broking arrangements will typically be amortized within one year. For the three and nine months ended September 30, 2018, these changes resulted in expenses increasing by approximately $1 million and $15 million, respectively.

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

Also on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (‘SAB 118’), which provides guidance on accounting for the tax effects of the U.S. Tax Reform. SAB 118 provides for a measurement period that should not extend beyond one year from the U.S. Tax Reform enactment date for companies to complete the accounting under Accounting Standards Codification (‘ASC’) 740, Income Taxes (‘ASC 740’). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of U.S. Tax Reform for which the accounting under ASC 740 is complete. Adjustments to incomplete and unknown amounts will be recorded and disclosed prospectively during the measurement period. To the extent that a company’s accounting for certain income tax effects of U.S. Tax Reform is incomplete, but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of U.S. Tax Reform.

As of September 30, 2018, our accounting for U.S. Tax Reform is incomplete. However, as noted in our 2017 Annual Report on Form 10-K, the Company was able to make reasonable estimates of certain effects and recorded provisional adjustments. We expect to complete our accounting within the measurement period for all provisional amounts.

For the following provisional items, we did not record any additional measurement period adjustments during the three and nine months ended September 30, 2018, for the following reasons:

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

For the following provisional items, incremental measurement adjustments were recognized during the nine months ended September 30, 2018 (there were no adjustments made during the three months ended September 30, 2018), but the item is still determined to be provisional for the following reasons:

One-time transition tax – The one-time transition tax is based on the Company’s total post-1986 earnings and profits (‘E&P’) that it previously deferred from U.S. income taxes. The Company originally recorded a provisional amount for the ‘one-time’ transition tax liability for its foreign subsidiaries owned by U.S. corporate shareholders, resulting in a U.S. federal income tax expense of $70 million and state income tax expense of $2 million. However, the Internal Revenue Service (‘IRS’) clarified the application of the ‘with’ and ‘without’ approach for calculating the transition tax liability in determining the amount payable over eight years, and as it will appear on the U.S. federal corporate income tax return. Based on this guidance the Company revised its provisional estimate for the U.S. federal transition tax liability in the first quarter of 2018. The provisional amount of U.S. federal transition tax liability was reduced by $64 million due to the utilization of interest loss carryforwards resulting from the transition tax income inclusion. The Company has not made any further measurement period adjustments related to the transition tax since the first quarter of 2018. The Company expects to revise its estimates of E&P, non-U.S. income taxes and cash balances during the fourth quarter of 2018, which could affect the measurement of this liability. Furthermore, additional guidance may be released which could also impact these estimates.

GILTI – U.S. Tax Reform creates a new requirement that certain income (i.e., GILTI) earned by controlled foreign corporations (‘CFCs’) must be included currently in the gross income of the CFCs’ U.S. shareholder. The FASB Staff Q&A, Topic 740 No. 5, Accounting for GILTI, states that an entity can make a policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI resulting from those items in the period the tax is incurred. The Company is treating the taxes due on U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the ‘period cost method’) and has included a reasonable estimate of the GILTI in its full-year estimated annual effective tax rate; it is not expected to be material. We will continue to refine our calculations based on future guidance and actual results, which may result in changes to this amount.

The Company's accounting for changes in its valuation allowance as a result of U.S. Tax Reform is incomplete, and it is not yet able to make reasonable estimates of the realizability of certain deferred tax assets. The Company must determine whether valuation allowance assessments are affected by various aspects of U.S. Tax Reform (e.g., limitation on net interest expense in excess of 30% of adjusted taxable income). As of September 30, 2018, no provisional adjustments have been recorded.

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

The Company accrues taxes related to its undistributed earnings of subsidiaries when it expects that it will recover those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of our subsidiaries. As a result of U.S. Tax Reform, we have analyzed our global working capital and cash requirements and the potential tax liabilities attributable to a repatriation, and have changed our assertion with respect to certain legacy Towers Watson subsidiaries. For those subsidiaries from which we were able to make a reasonable estimate of the tax effects of such repatriation, we have recorded an estimate for foreign withholding and state income taxes. If future events, including material changes in estimates of cash, working capital, long-term investment requirements or additional guidance relating to U.S. Tax Reform, necessitate that these earnings be distributed, an additional provision for income and foreign withholding taxes, net of credits, may be necessary. Other potential sources of cash may be through the settlement of intercompany loans or return of capital distributions in a tax-efficient manner.

Events that could change the historical cash flow dynamics discussed above include significant changes in operating results, potential future acquisitions or divestitures, material changes in geographic sources of cash, unexpected adverse impacts from litigation or regulatory matters, or future pension funding during periods of severe downturn in the capital markets.

In September 2018, we completed an offering of $600 million of 4.500% senior notes due 2028 and $400 million of 5.050% senior notes due 2048. Net proceeds of $989 million were used to prepay in full $127 million outstanding under our term loan due December 2019, and to repay a portion of the amount outstanding under our $1.25 billion revolving credit facility.

Assets and liabilities associated with non-U.S. entities have been translated into U.S. dollars as of September 30, 2018 at U.S. dollar rates that fluctuate compared to historical periods. As a result, cash flows derived from changes in the condensed consolidated balance sheets include the impact of the change in foreign exchange translation rates.

Cash and Cash Equivalents

Our cash and cash equivalents at September 30, 2018 totaled $931 million, compared to $1.0 billion at December 31, 2017. The decrease in cash from December 31, 2017 to September 30, 2018 was primarily due to share repurchases, dividend payments, and capital expenditures, partially offset by positive cash flows from our operating activities.

Additionally, at September 30, 2018, $1.0 billion was available to draw against our $1.25 billion revolving credit facility as compared to $362 million, which was available to draw against the facility at December 31, 2017.

Included within cash and cash equivalents at September 30, 2018 and December 31, 2017 are amounts held for regulatory capital adequacy requirements, including $92 million and $90 million, respectively, held within our regulated U.K. entities.

Summarized Condensed Consolidated Cash Flows

The following table presents the summarized condensed consolidated cash flow information for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
	(in millions)
Net cash from/(used in):
Operating activities	$716	$515
Investing activities	(240)	(262)
Financing activities	(542)	(246)
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(66)	7
Effect of exchange rate changes on cash and cash equivalents	(33)	35
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,030	870
CASH AND CASH EQUIVALENTS, END OF PERIOD	$931	$912

Cash Flows From Operating Activities

Cash flows from operating activities were $716 million for the nine months ended September 30, 2018, compared to cash flows from operating activities of $515 million for the nine months ended September 30, 2017. The $716 million of net cash from operating activities for the nine months ended September 30, 2018 included net income of $332 million, adjusted for $426 million of non-cash adjustments, partially offset by changes in operating assets and liabilities of $42 million. This increase in cash flows from operations as compared to the prior year primarily resulted from cash collections from customers.

The $515 million of net cash from operating activities for the nine months ended September 30, 2017 included net income of $339 million, adjusted for $579 million of non-cash adjustments, partially offset by changes in operating assets and liabilities of $403 million.

Cash Flows Used In Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2018 and 2017 were $240 million and $262 million, respectively, primarily driven by capital expenditures and capitalized software additions.

Cash Flows Used In Financing Activities

Cash flows used in financing activities for the nine months ended September 30, 2018 were $542 million. The significant financing activities included share repurchases of $401 million and dividend payments of $228 million, which were partially offset by net borrowings of $166 million.

Cash flows used in financing activities for the nine months ended September 30, 2017 were $246 million. The significant financing activities included the payment of $177 million related to the cancellation of Towers Watson shares in connection with the prior-year settlement of the Merger-related appraisal demand lawsuit (consisting of the portion of the settlement equal to the value of consideration that would have been due to the shareholders at the closing of the Merger if they had exchanged their shares), share repurchases of $462 million and dividend payments of $209 million, which were partially offset by net borrowings of $634 million.

Indebtedness

Total debt, total equity, and the capitalization ratios at September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017
	($ in millions)
Long-term debt	$4,498	$4,450
Short-term debt and current portion of long-term debt	186	85
Total debt	$4,684	$4,535

Total Willis Towers Watson shareholders’ equity	$10,049	$10,126

Capitalization ratio	31.8%	30.9%

At September 30, 2018, our mandatory debt repayment over the next twelve months is a scheduled repayment of $186 million on our outstanding 7.000% senior notes due in 2019.

At September 30, 2018 and December 31, 2017, we were in compliance with all financial covenants.

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

At both September 30, 2018 and December 31, 2017, we had fiduciary funds of $3.3 billion.

Share Repurchase Program

The Company is authorized to repurchase shares, by way of redemption, and will consider whether to do so from time to time, based on many factors, including market conditions. There are no expiration dates for our repurchase plans or programs. At September 30, 2018, approximately $599 million remained on the current repurchase authority. The maximum number of shares that could be repurchased based on the closing price of our ordinary shares on September 28, 2018 of $140.94 was 4,250,361.

During the three and nine months ended September 30, 2018, the Company had the following share repurchase activity:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Shares repurchased	889,906	2,658,081
Average price per share	$148.92	$151.11
Aggregate repurchase cost (excluding broker costs)	$132 million	$401 million

Capital Commitments

Capital expenditures for fixed assets and software for internal use were $209 million during the nine months ended September 30, 2018. The Company estimates that there will be additional such expenditures of approximately $70 million to $80 million during the remainder of 2018. We expect cash from operations to adequately provide for these cash needs. There have been no material changes to our capital commitments since December 31, 2017.

Dividends

Total cash dividends of $228 million were paid during the nine months ended September 30, 2018. In September 2018, the board of directors approved a quarterly cash dividend of $0.60 per share ($2.40 per share annualized rate), which was paid on October 15, 2018 to shareholders of record as of September 30, 2018.

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

Transition Tax. During the three months ended December 31, 2017, the Company recorded a provisional $70 million tax payable for the ‘one-time’ Federal transition tax liability for its foreign subsidiaries owned by U.S. corporate shareholders. During the first quarter of 2018, the IRS clarified the application of the ‘with’ and ‘without’ approach for calculating the transition tax liability in determining the amount payable over eight years and as it will appear on the U.S. federal corporate income tax return. Based on this guidance the Company revised its provisional estimate for the U.S. federal transition tax liability during the first quarter of 2018. The provisional amount of U.S. federal transition tax liability has been reduced by $64 million due to the utilization of interest loss carryforwards resulting from the transition tax income inclusion. The Company will continue to elect to pay the $6 million one-time tax liability over an eight-year period without interest. The Company has not made any further measurement-period adjustments related to transition tax since the first quarter of 2018.

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

Within the measures referred to as ‘adjusted’, we adjust for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. Some of these items may not be applicable for the current quarter, however they are expected to be part of our full-year results. These items include the following:

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

•

Tax effects of U.S. Tax Reform - Relates to the (1) U.S. income tax adjustment of deferred taxes upon the change in the federal corporate tax rate, (2) the impact of the one-time transition tax on accumulated foreign earnings net of foreign tax credits, and (3) the re-measurement of our net deferred tax liabilities associated with the U.S. tax on certain foreign earnings offset with a write-off of deferred tax assets that will no longer be realizable under U.S. Tax Reform.

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

•

Constant currency change - Represents the year-over-year change in revenue excluding the impact of foreign currency fluctuations. To calculate this impact, the prior year local currency results are first translated using the current year monthly average exchange rates. The change is calculated by comparing the prior year revenue, translated at the current year monthly average exchange rates, to the current year as reported revenue, for the same period. We believe constant currency measures provide useful information to investors because they provide transparency to performance by excluding the effects that foreign currency exchange rate fluctuations have on period-over-period comparability given volatility in foreign currency exchange markets.

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

Reconciliations of the reported changes to the constant currency and organic changes for the three and nine months ended September 30, 2018 from the three and nine months ended September 30, 2017 are as follows:

				Components of Revenue Change (i)
			As		Constant
	Three Months Ended September 30,		Reported	Currency	Currency	Impact of	Acquisitions/	Organic
	2018	2017	Change	Impact	Change	ASC 606	Divestitures	Change
	($ in millions)
Revenue	$1,859	$1,852	—%	(1)%	2%	(2)%	(1)%	5%

				Components of Revenue Change (i)
			As		Constant
	Nine Months Ended September 30,		Reported	Currency	Currency	Impact of	Acquisitions/	Organic
	2018	2017	Change	Impact	Change	ASC 606	Divestitures	Change
	($ in millions)
Revenue	$6,141	$6,124	—%	2%	(2)%	(5)%	(1)%	4%

(i)	Components of revenue change may not add due to rounding.

Adjusting for the impacts of foreign currency, acquisitions and disposals and ASC 606 in the calculation of our organic activity, our revenue grew by 5% and 4% for the three and nine months ended September 30, 2018, respectively. These organic increases in revenue were driven by strong performances in all segments.

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

Reconciliations of income/(loss) from operations to adjusted operating income for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018		2017	2018		2017
	As reported	Without adoption of ASC 606	As reported	As reported	Without adoption of ASC 606	As reported
	(in millions)
Income/(loss) from operations	$17	$66	$(26)	$339	$697	$436
Adjusted for certain items:
Amortization	127	127	141	408	408	441
Restructuring costs	—	—	31	—	—	85
Transaction and integration expenses	50	50	74	148	148	177
Adjusted operating income	$194	$243	$220	$895	$1,253	$1,139

Adjusted operating income without the adoption of ASC 606 increased for the three months ended September 30, 2018 to $243 million, from $220 million for the three months ended September 30, 2017. Salaries and benefits expense as a percentage of revenue decreased for the quarter as compared to the prior year.

Adjusted operating income without the adoption of ASC 606 increased for the nine months ended September 30, 2018 to $1.3 billion, compared to $1.1 billion for the nine months ended September 30, 2017, as a result of strong organic revenue growth from increased client demand across all segments. Additionally, on a year-to-date basis, salaries and benefits expense as a percentage of revenue decreased.

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

Reconciliations of net income/(loss) to adjusted EBITDA for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018		2017	2018		2017
	As reported	Without adoption of ASC 606	As reported	As reported	Without adoption of ASC 606	As reported
	(in millions)
NET INCOME/(LOSS)	$46	$85	$(54)	$332	$621	$339
(Benefit from)/provision for income taxes	(10)	—	19	42	111	73
Interest expense	51	51	47	154	154	139
Depreciation	53	59	54	153	169	151
Amortization	127	127	141	408	408	441
Restructuring costs	—	—	31	—	—	85
Transaction and integration expenses	50	50	74	148	148	177
Pension settlement and curtailment gains and losses	(4)	(4)	—	16	16	—
Loss on disposal of operations	—	—	10	9	9	10
Venezuela currency devaluation	—	—	—	—	—	2
Adjusted EBITDA	$313	$368	$322	$1,262	$1,636	$1,417

Adjusted EBITDA without the adoption of ASC 606 for the three months ended September 30, 2018 was $368 million, compared to $322 million for the three months ended September 30, 2017. Adjusted EBITDA without the adoption of ASC 606 for the nine months ended September 30, 2018 was $1.6 billion, compared to $1.4 billion for the nine months ended September 30, 2017. These increases were primarily due to organic revenue growth across all segments, bolstered by increased pension credits and favorable foreign exchange movements on a year-to-date basis.

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

Reconciliations of net income/(loss) attributable to Willis Towers Watson to adjusted diluted earnings per share for the three months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,
	2018		2017
	As reported	Without adoption of ASC 606	As reported
	($ in millions)
NET INCOME/(LOSS) ATTRIBUTABLE TO WILLIS TOWERS WATSON	$44	$83	$(54)
Adjusted for certain items:
Amortization	127	127	141
Restructuring costs	—	—	31
Transaction and integration expenses	50	50	74
Pension settlement and curtailment gains and losses	(4)	(4)	—
Loss on disposal of operations	—	—	10
Tax effect on certain items listed above (i)	(44)	(44)	(74)
Tax effects of internal reorganization	1	1	22
Adjusted net income	$174	$213	$150

Weighted average shares of common stock — diluted	132	132	134

Diluted earnings/(loss) per share	$0.33	$0.63	$(0.40)
Adjusted for certain items (ii) :
Amortization	0.97	0.97	1.05
Restructuring costs	—	—	0.23
Transaction and integration expenses	0.38	0.38	0.55
Pension settlement and curtailment gains and losses	(0.03)	(0.03)	—
Loss on disposal of operations	—	—	0.08
Tax effect on certain items listed above (i)	(0.33)	(0.33)	(0.55)
Tax effects of internal reorganization	—	—	0.16
Adjusted diluted earnings per share	$1.32	$1.62	$1.12

(i)	The tax effect was calculated using an effective tax rate for each item.
(ii)	Per share values and totals were calculated using extended values.

Reconciliations of net income attributable to Willis Towers Watson to adjusted diluted earnings per share for the nine months ended September 30, 2018 and 2017 are as follows:

	Nine Months Ended September 30,
	2018		2017
	As reported	Without adoption of ASC 606	As reported
	($ in millions)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$317	$606	$323
Adjusted for certain items:
Amortization	408	408	441
Restructuring costs	—	—	85
Transaction and integration expenses	148	148	177
Pension settlement and curtailment gains and losses	16	16	—
Loss on disposal of operations	9	9	10
Venezuela currency devaluation	—	—	2
Tax effect on certain items listed above (i)	(139)	(139)	(219)
Tax effects of internal reorganization	1	1	41
Adjusted net income	$760	$1,049	$860

Weighted average shares of common stock — diluted	132	132	137

Diluted earnings per share	$2.39	$4.58	$2.36
Adjusted for certain items (ii) :
Amortization	3.08	3.08	3.23
Restructuring costs	—	—	0.62
Transaction and integration expenses	1.12	1.12	1.30
Pension settlement and curtailment gains and losses	0.12	0.12	—
Loss on disposal of operations	0.07	0.07	0.07
Venezuela currency devaluation	—	—	0.02
Tax effect on certain items listed above (i)	(1.05)	(1.05)	(1.60)
Tax effects of internal reorganization	—	—	0.30
Adjusted diluted earnings per share	$5.74	$7.92	$6.30

(i)	The tax effect was calculated using an effective tax rate for each item.
(ii)	Per share values and totals were calculated using extended values.

Our adjusted diluted earnings per share without the adoption of ASC 606 increased for both the three and nine months ended September 30, 2018 as compared to the prior year primarily due to organic revenue growth across all segments, bolstered by increased pension credits and favorable foreign exchange movements on a year-to-date basis.

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

Reconciliations of income/(loss) from operations before income taxes to adjusted income before taxes and provision for income taxes to adjusted income taxes for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018		2017	2018		2017
	As reported	Without adoption of ASC 606	As reported	As reported	Without adoption of ASC 606	As reported
	($ in millions)
INCOME/(LOSS) FROM OPERATIONS BEFORE INCOME TAXES	$36	$85	$(35)	$374	$732	$412
Adjusted for certain items:
Amortization	127	127	141	408	408	441
Restructuring costs	—	—	31	—	—	85
Transaction and integration expenses	50	50	74	148	148	177
Pension settlement and curtailment gains and losses	(4)	(4)	—	16	16	—
Loss on disposal of operations	—	—	10	9	9	10
Venezuela currency devaluation	—	—	—	—	—	2
Adjusted income before taxes	$209	$258	$221	$955	$1,313	$1,127

(Benefit from)/provision for income taxes	$(10)	$—	$19	$42	$111	$73
Tax effect on certain items listed above (i)	44	44	74	139	139	219
Tax effects of internal reorganization	(1)	(1)	(22)	(1)	(1)	(41)
Adjusted income taxes	$33	$43	$71	$180	$249	$251

U.S. GAAP tax rate	(28.1)%	0.1%	(53.0)%	11.3%	15.2%	17.7%
Adjusted income tax rate	15.9%	16.7%	32.1%	18.9%	19.0%	22.3%

(i)	The tax effect was calculated using an effective tax rate for each item.

Our U.S. GAAP tax rate is lower than the U.S. statutory tax rate of 21%. Prior to U.S. Tax Reform, this was primarily due to our global mix of income and deductions in jurisdictions with high statutory income tax rates. For 2018, while the U.S. federal corporate income tax rate has decreased as a result of U.S. Tax Reform, certain deferred tax benefits realized as a result of both the Merger and deductions in jurisdictions with high statutory income tax rates have now been reduced as well. This offsets, in part, the benefit of U.S. Tax Reform, thus increasing our income tax rate. However, the decrease in tax expense for the three and nine months ended September 30, 2018, as compared to the tax expense for the three and nine months ended September 30, 2017, was primarily due to a discrete release of valuation allowance on certain state deferred tax assets.

Our U.S. GAAP tax rates without the adoption of ASC 606 were 0.1% and (53.0)% for the three months ended September 30, 2018 and 2017, respectively, and 15.2% and 17.7% for the nine months ended September 30, 2018 and 2017, respectively.

Our adjusted income tax rates without the adoption of ASC 606 were 16.7% and 32.1% for the three months ended September 30, 2018 and 2017, respectively, and 19.0% and 22.3% for the nine months ended September 30, 2018 and 2017, respectively.

Free Cash Flow

Free cash flow is defined as cash flows from operating activities less cash used to purchase fixed assets and software for internal use. Free cash flow is a liquidity measure and is not meant to represent residual cash flow available for discretionary expenditures.

Reconciliations of cash flows from operating activities to free cash flow for the nine months ended September 30, 2018 and 2017 are as follows:

	Nine Months Ended September 30,
	2018		2017
	As reported	Without adoption of ASC 606	As reported
	(in millions)
Cash flows from operating activities	$716	$753	$515
Less: Additions to fixed assets and software for internal use	(209)	(209)	(198)
Free cash flow	$507	$544	$317

The increase in free cash flows in 2018 primarily resulted from increased cash collections from our customers as compared to the prior year.

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

Estimation of transaction prices — This process occurs most frequently in certain broking transactions. In situations in which our fees are not fixed but are variable, we must estimate the likely commission per policy, taking into account the likelihood of cancellation before the end of the policy. For Medicare broking, Affinity arrangements and proportional treaty reinsurance broking, the commissions to which we will be entitled can vary based on the underlying individual insurance policies that are placed. For proportional treaty reinsurance broking in particular, we base the estimates of transaction prices on supportable evidence from an analysis of past transactions, and only include amounts that are probable of being received or not refunded (referred to as applying ‘constraint’ under ASC 606). This results in us estimating a transaction price that may be significantly lower than the ultimate amount of commissions we may collect. The transaction price is then adjusted over time as we receive confirmation of our remuneration through receipt of treaty statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have considered changes in our exposure to market risks during the nine months ended September 30, 2018 and have determined that there have been no material changes to our exposure to market risks from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 28, 2018.

However, as described in our Form 10-K, we are exposed to interest rate risk. Specifically, as a result of our operating activities, we receive cash for premiums and claims which we deposit in short-term investments denominated in U.S. dollars and other currencies.  We earn interest on these funds, which is included in our condensed consolidated financial statements as interest income. These funds are regulated in terms of access and the instruments in which they may be invested, most of which are short-term in maturity. At September 30, 2018, we held $1.5 billion of fiduciary funds invested in interest-bearing accounts. If short-term interest rates increased or decreased by 25 basis points, interest earned on these invested fiduciary funds, and therefore our interest income recognized, would increase or decrease by approximately $4 million on an annualized basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2018, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (‘CEO’) and the Chief Financial Officer (‘CFO’), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined by Exchange Act Rule 13a-15(e). Based upon that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures are effective in ensuring that the information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the CEO and the CFO, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1. regarding our legal proceedings is incorporated by reference herein from Part I, Item 1. Note 12 — Commitments and Contingencies - Legal Proceedings of the notes to the condensed consolidated financial statements in this Form 10-Q for the quarter ended September 30, 2018.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2018, no shares were issued by the Company without registration under the Securities Act of 1933, as amended.

(c) Issuer Purchases of Equity Securities

The Company is authorized to repurchase shares, by way of redemption, and will consider whether to do so from time to time, based on many factors, including market conditions. There are no expiration dates for these repurchase plans or programs.

The following table presents specified information about the Company’s repurchases of ordinary shares in the third quarter of 2018 and the Company’s repurchase authority.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2018 through July 31, 2018	—	$—	—	5,140,267
August 1, 2018 through August 31, 2018	458,070	$150.04	458,070	4,682,197
September 1, 2018 through September 30, 2018	431,836	$147.74	431,836	4,250,361
	889,906	$148.92	889,906

The maximum number of shares that may yet be purchased under the existing stock repurchase plan is 4,250,361. At September 30, 2018, approximately $599 million remained on the current open-ended repurchase authorities granted by the board. An estimate of the maximum number of shares under the existing authorities was determined using the closing price of our ordinary shares on September 28, 2018 of $140.94.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
4.1

Third Supplemental Indenture, dated as of September 10, 2018, among Willis North America Inc., as issuer, Willis Towers Watson Public Limited Company, Willis Towers Watson Sub Holdings Unlimited Company, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Willis Towers Watson UK Holdings Limited, Trinity Acquisition plc and Willis Group Limited, as guarantors, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company on September 10, 2018).

4.2

Form of Willis North America Inc.’s 4.500% Senior Note due 2028 and 5.050% Senior Note due 2048 (included in Exhibit 4.1 and incorporated by reference to Exhibit 4.2 to the Form 8-K filed by the Company on September 10, 2018).

10.1

Amendment to Employment Agreement, dated as of July 18, 2018, by and between the Company and John J. Haley (incorporated by reference to Exhibit 99.2 to the Form 8-K filed by the Company on July 18, 2018).†

10.2	Amendment 2018-1 to the Willis Towers Watson Non-Qualified Deferred Savings Plan for U.S. Employees (incorporated by reference to Exhibit 99.3 to the Form 8-K filed by the Company on July 18, 2018).†
31.1	Certification of the Registrant’s Chief Executive Officer, John J. Haley, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*
31.2	Certification of the Registrant’s Chief Financial Officer, Michael J. Burwell, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*
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

Willis Towers Watson Public Limited Company
(Registrant)

/s/ John J. Haley		November 2, 2018
Name:	John J. Haley	Date
Title:	Chief Executive Officer

/s/ Michael J. Burwell		November 2, 2018
Name:	Michael J. Burwell	Date
Title:	Chief Financial Officer

/s/ Susan D. Davies		November 2, 2018
Name:	Susan D. Davies	Date
Title:	Principal Accounting Officer and Controller