Form 10-Q
period 2019-03-31
WILLIS TOWERS WATSON PLC
filed 2019-05-03
CIK 1140536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes   ☐       No   ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, nominal value $0.000304635 per share	WLTW	NASDAQ Global Select Market

As of April 30, 2019, there were outstanding 129,236,178 ordinary shares, nominal value $0.000304635 per share, of the registrant.

WILLIS TOWERS WATSON

INDEX TO FORM 10-Q

For the Three Months Ended March 31, 2019

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

‘Miller’	Miller Insurance Services LLP and its subsidiaries

‘TRANZACT’	CD&R TZ Holdings, Inc. and its subsidiaries, doing business as TRANZACT

‘U.S.’	United States

‘U.K.’	United Kingdom

‘Brexit’	The United Kingdom’s planned exit from the European Union on a date yet to be determined

‘E.U.’	European Union or European Union 27 (the number of member countries following the United Kingdom’s exit)

‘U.S. GAAP’	United States Generally Accepted Accounting Principles

‘FASB’	Financial Accounting Standards Board

‘ASU’	Accounting Standards Update

‘ASC’	Accounting Standards Codification

‘SEC’	Securities and Exchange Commission

Disclaimer Regarding Forward-looking Statements

We have included in this document ‘forward-looking statements’ within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, that address activities, events or developments that we expect or anticipate may occur in the future, including such things as our outlook, future capital expenditures, future share repurchases, growth in revenue, the impact of changes to tax laws on our financial results, business strategies and planned acquisitions, (including the pending acquisition of TRANZACT), competitive strengths, goals, the benefits of new initiatives, growth of our business and operations, plans and references to future successes, including our future financial and operating results, plans, objectives, expectations and intentions are forward-looking statements. Also, when we use words such as ‘may,’ ‘will,’ ‘would,’ ‘anticipate,’ ‘believe,’ ‘estimate,’ ‘expect,’ ‘intend,’ ‘plan,’ ‘probably,’ or similar expressions, we are making forward-looking statements. Such statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. All forward-looking disclosure is speculative by its nature.

There are important risks, uncertainties, events and factors that could cause our actual results or performance to differ materially from those in the forward-looking statements contained in this document, including the following:

•	our ability to successfully establish, execute and achieve our global business strategy as it evolves;
•	changes in demand for our services, including any decline in defined benefit pension plans or the purchasing of insurance;
•	changes in general economic, business and political conditions, including changes in the financial markets;
•	significant competition that we face and the potential for loss of market share and/or profitability;
•	the impact of seasonality and differences in timing of renewals;
•	the risk of increased liability or new legal claims arising from our new and existing products and services, and expectations, intentions and outcomes relating to outstanding litigation;
•

the risk that the Stanford litigation settlement approval will be overturned on appeal, the risk that the bar order may be challenged in other jurisdictions, and the risk that the charge related to the settlement may not be tax deductible;

•	the risk of material adverse outcomes on existing litigation or investigation matters;
•	changes in the regulatory environment in which we operate, including, among other risks, the impact of pending competition law and regulatory investigations;
•	various claims, government inquiries or investigations or the potential for regulatory action;
•	our ability to make divestitures or acquisitions and our ability to integrate or manage such acquired businesses (including with respect to the pending acquisition of TRANZACT);
•	failure to protect client data or breaches of information systems;
•	the ability to comply with complex and evolving regulations related to data privacy and cyber security;
•	the potential impact of Brexit;
•	our ability to properly identify and manage conflicts of interest;
•	reputational damage;
•	reliance on third-party services;
•	the loss of key employees;
•	our ability to successfully manage ongoing organizational changes;
•	disasters or business continuity problems;
•	doing business internationally, including the impacts of foreign currency exchange rates;
•	compliance with extensive government regulation;
•	the risk of sanctions imposed by governments, or changes to associated sanction regulations;
•	technological changes;
•	changes and developments in the insurance industry or the U.S. healthcare system;

•

the risk that we may not be able to repurchase our intended number of outstanding shares due to merger & acquisition activity or investment opportunities, market or business conditions, or other factors;

•	the inability to protect the Company’s intellectual property rights, or the potential infringement upon the intellectual property rights of others;
•	fluctuations in our pension assets and liabilities;
•	our ability to meet our financial guidance;
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

•	U.S. federal income tax consequences to U.S. persons owning at least 10% of our shares;
•	changes in accounting principles, estimates and assumptions, including the impact of the adoption of the new leasing standard;
•	fluctuation in revenue against our relatively fixed expenses;
•	the laws of Ireland being different from the laws of the United States and potentially affording less protections to the holders of our securities; and
•	our holding company structure potentially preventing us from being able to receive dividends or other distributions in needed amounts from our subsidiaries.

The foregoing list of factors is not exhaustive and new factors may emerge from time to time that could also affect actual performance and results. For more information, please see Item 1A. Risk Factors in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K, and our subsequent filings with the SEC. Copies are available online at http://www.sec.gov or www.willistowerswatson.com.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

WILLIS TOWERS WATSON

Condensed Consolidated Statements of Comprehensive Income

(In millions of U.S. dollars, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue	$2,312	$2,292
Costs of providing services
Salaries and benefits	1,348	1,377
Other operating expenses	418	423
Depreciation	54	49
Amortization	127	141
Transaction and integration expenses	6	43
Total costs of providing services	1,953	2,033
Income from operations	359	259
Interest expense	(54)	(51)
Other income, net	55	56
INCOME FROM OPERATIONS BEFORE INCOME TAXES	360	264
Provision for income taxes	(67)	(43)
NET INCOME	293	221
Income attributable to non-controlling interests	(6)	(6)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$287	$215

EARNINGS PER SHARE
Basic earnings per share	$2.21	$1.62
Diluted earnings per share	$2.20	$1.61

Comprehensive income before non-controlling interests	$315	$305
Comprehensive income attributable to non-controlling interests	(5)	(7)
Comprehensive income attributable to Willis Towers Watson	$310	$298

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON

Condensed Consolidated Balance Sheets

(In millions of U.S. dollars, except share data)

(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$992	$1,033
Fiduciary assets	15,129	12,604
Accounts receivable, net	2,490	2,379
Prepaid and other current assets	409	404
Total current assets	19,020	16,420
Fixed assets, net	957	942
Goodwill	10,456	10,465
Other intangible assets, net	3,187	3,318
Right-of-use assets	946	—
Pension benefits assets	833	773
Other non-current assets	494	467
Total non-current assets	16,873	15,965
TOTAL ASSETS	$35,893	$32,385
LIABILITIES AND EQUITY
Fiduciary liabilities	$15,129	$12,604
Deferred revenue and accrued expenses	1,240	1,647
Current debt	187	186
Current lease liabilities	158	—
Other current liabilities	940	864
Total current liabilities	17,654	15,301
Long-term debt	4,518	4,389
Liability for pension benefits	1,135	1,170
Deferred tax liabilities	544	559
Provision for liabilities	543	540
Long-term lease liabilities	961	—
Other non-current liabilities	296	429
Total non-current liabilities	7,997	7,087
TOTAL LIABILITIES	25,651	22,388
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NON-CONTROLLING INTEREST	28	26
EQUITY (i)
Additional paid-in capital	10,630	10,615
Retained earnings	1,439	1,201
Accumulated other comprehensive loss, net of tax	(1,974)	(1,961)
Treasury shares, at cost, 17,519 shares in 2019 and 2018, and 40,000 shares, €1 nominal value, in 2019 and 2018	(3)	(3)
Total Willis Towers Watson shareholders’ equity	10,092	9,852
Non-controlling interests	122	119
Total equity	10,214	9,971
TOTAL LIABILITIES AND EQUITY	$35,893	$32,385

(i)

Equity includes (a) Ordinary shares $0.000304635 nominal value; Authorized 1,510,003,775; Issued 129,211,111 (2019) and 128,921,530 (2018); Outstanding 129,211,111 (2019) and 128,921,530 (2018); (b) Ordinary shares, €1 nominal value; Authorized and Issued 40,000 shares in 2019 and 2018; and (c) Preference shares, $0.000115 nominal value; Authorized 1,000,000,000 and Issued none in 2019 and 2018.

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON

Condensed Consolidated Statements of Cash Flows

(In millions of U.S. dollars)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS (USED IN)/FROM OPERATING ACTIVITIES
NET INCOME	$293	$221
Adjustments to reconcile net income to total net cash from operating activities:
Depreciation	54	51
Amortization	127	141
Non-cash lease expense	36	—
Net periodic benefit of defined benefit pension plans	(32)	(61)
Provision for doubtful receivables from clients	8	7
Benefit from deferred income taxes	(28)	(26)
Share-based compensation	10	3
Net loss on disposal of operations	—	9
Non-cash foreign exchange loss	8	17
Other, net	4	(3)
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable	(121)	(43)
Fiduciary assets	(2,490)	(1,326)
Fiduciary liabilities	2,490	1,326
Other assets	(37)	46
Other liabilities	(379)	(393)
Provisions	10	49
Net cash (used in)/from operating activities	(47)	18
CASH FLOWS USED IN INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	(57)	(65)
Capitalized software costs	(17)	(13)
Acquisitions of operations, net of cash acquired	(1)	(5)
Net proceeds from sale of operations	—	4
Net cash used in investing activities	(75)	(79)
CASH FLOWS FROM/(USED IN) FINANCING ACTIVITIES
Net borrowings on revolving credit facility	138	61
Repayments of debt	(1)	(21)
Proceeds from issuance of shares	22	11
Cash paid for employee taxes on withholding shares	—	(7)
Dividends paid	(77)	(68)
Net cash from/(used in) financing activities	82	(24)
DECREASE IN CASH AND CASH EQUIVALENTS	(40)	(85)
Effect of exchange rate changes on cash and cash equivalents	(1)	9
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,033	1,030
CASH AND CASH EQUIVALENTS, END OF PERIOD	$992	$954

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON

Condensed Consolidated Statements of Changes in Equity

(In millions of U.S. dollars and number of shares in thousands)

(Unaudited)

	Shares outstanding	Additional paid-in capital	Retained earnings	Treasury shares	AOCL (i)	Total WTW shareholders’ equity	Non-controlling interests	Total equity	Redeemable non-controlling interest (ii)	Total
Balance as of December 31, 2017	132,140	$10,538	$1,104	$(3)	$(1,513)	$10,126	$123	$10,249	$28
Adoption of ASC 606	—	—	317	—	—	317	—	317	—
Net income	—	—	215	—	—	215	6	221	—	$221
Dividends declared ($0.60 per share)	—	—	(79)	—	—	(79)	—	(79)	—
Other comprehensive income	—	—	—	—	83	83	1	84	—	$84
Issuance of shares under employee stock compensation plans	277	11	—	—	—	11	—	11	—
Share-based compensation and net settlements	—	3	—	—	—	3	—	3	—
Foreign currency translation	—	(4)	—	—	—	(4)	—	(4)	—
Balance as of March 31, 2018	132,417	$10,548	$1,557	$(3)	$(1,430)	$10,672	$130	$10,802	$28

Balance as of December 31, 2018	128,922	$10,615	$1,201	$(3)	$(1,961)	$9,852	$119	$9,971	$26
Adoption of ASU 2018-02	—	—	36	—	(36)	—	—	—	—
Net income	—	—	287	—	—	287	4	291	2	$293
Dividends declared ($0.65 per share)	—	—	(85)	—	—	(85)	—	(85)	—
Other comprehensive income/(loss)	—	—	—	—	23	23	(1)	22	—	$22
Issuance of shares under employee stock compensation plans	289	22	—	—	—	22	—	22	—
Share-based compensation and net settlements	—	(7)	—	—	—	(7)	—	(7)	—
Balance as of March 31, 2019	129,211	$10,630	$1,439	$(3)	$(1,974)	$10,092	$122	$10,214	$28

_________

(i)	Accumulated other comprehensive loss, net of tax (‘AOCL’).
(ii)	The non-controlling interest is related to Max Matthiessen Holding AB.

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts in millions of U.S. dollars, except per share data)

(Unaudited)

Note 1 — Nature of Operations

Willis Towers Watson plc is a leading global advisory, broking and solutions company that helps clients around the world turn risk into a path for growth. The Company has more than 43,000 employees servicing clients in more than 140 countries.

We offer our clients a broad range of services to help them identify and control their risks, and to enhance business performance by improving their ability to attract, retain and engage a talented workforce. Our risk control services range from strategic risk consulting (including providing actuarial analysis), to a variety of due diligence services, to the provision of practical on-site risk control services (such as health and safety or property loss control consulting), as well as analytical and advisory services (such as hazard modeling and reinsurance optimization studies). We assist clients in planning how to manage incidents or crises when they occur. These services include contingency planning, security audits and product tampering plans. We help our clients enhance their business performance by delivering consulting services, technology and solutions that help them anticipate, identify and capitalize on emerging opportunities in human capital management, as well as offer investment advice to help them develop disciplined and efficient strategies to meet their investment goals.

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

Note 2 — Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited quarterly condensed consolidated financial statements of Willis Towers Watson and our subsidiaries are presented in accordance with the rules and regulations of the SEC for quarterly reports on Form 10-Q and therefore do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial statements and results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements should be read together with the Company’s Annual Report on Form 10-K, filed with the SEC on February 27, 2019, and may be accessed via EDGAR on the SEC’s web site at www.sec.gov.

The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that can be expected for the entire year. The Company experiences seasonal fluctuations of its revenue. Revenue is typically higher during the Company’s first and fourth quarters due to the timing of broking-related activities. The results reflect certain estimates and assumptions made by management, including those estimates used in calculating acquisition consideration and fair value of tangible and intangible assets and liabilities, professional liability claims, estimated bonuses, valuation of billed and unbilled receivables, and anticipated tax liabilities that affect the amounts reported in the condensed consolidated financial statements and related notes.

Recent Accounting Pronouncements

Not Yet Adopted

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, current U.S. GAAP requires the performance of procedures to determine the fair value at the impairment testing date of assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, the amendments under this ASU require the goodwill impairment test to be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU becomes effective for the Company on January 1, 2020, at which time the Company will adopt it, although earlier adoption is permitted. The amendments in this ASU should be applied on a prospective basis. The Company does not expect an immediate impact to its condensed consolidated financial statements upon adopting this ASU since the most recent Step 1 goodwill impairment test resulted in fair values in excess of carrying values for all reporting units at October 1, 2018.

In August 2018, the FASB issued two ASU’s as part of its disclosure framework project. The focus of this project is to improve the effectiveness of disclosures in the notes to the financial statements by facilitating clear communication of the information required by U.S. GAAP that is most important to users of an entity’s financial statements. Both of these ASU’s remove certain disclosure requirements and add or modify other requirements. The two ASU’s are as follows:

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

Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (‘ASU No. 2016-02’), which requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. Additional ASUs have since been issued which provide amended and additional guidance for the implementation of ASU No. 2016-02. All related guidance has been codified into, and is now known as, ASC 842, Leases (‘ASC 842’). ASC 842 became effective, and was adopted by the Company, on January 1, 2019. See below and Note 12 – Leases, for a full description of the Company’s impact from adoption, adoption elections made and the newly-required disclosures.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which provides amendments under six specific objectives to better align risk management activities and financial reporting, and to simplify disclosure, presentation, hedging and the testing and measurement of ineffectiveness. The ASU became effective for, and was adopted by, the Company on January 1, 2019. This ASU did not have a material impact on our condensed consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (‘ASU 2018-02’), which allows for a reclassification from accumulated other comprehensive income/(loss) to retained earnings for ‘stranded’ tax effects (those tax effects of items within accumulated other comprehensive income resulting from the historical corporate income tax rate reduction) resulting from U.S. Tax Reform. The amendments within this ASU also require certain disclosures about stranded tax effects. The ASU became effective for, and was adopted by, the Company on January 1, 2019, at which time it recorded a reclassification between AOCL and retained earnings of $36 million. The reclassification of $36 million from AOCL includes the effect of the change in the U.S. federal corporate tax rate, however it does not include other income tax effects of U.S. Tax Reform. The stranded tax effect primarily relates to defined pension and post-retirement benefits. The Company’s policy is to use the portfolio approach for releasing disproportionate income tax effects from AOCL.

Changes to Accounting Policies

As a result of the adoption of ASC 842 on January 1, 2019, we have updated our accounting policies for leases.  These policies govern the recognition and accounting for leases in tandem with the Company’s option to elect certain practical expedients offered by ASC 842.  These policies are consistent with the modified retrospective approach guidance and with those practical expedients offered by ASC 842 that we have elected to apply.  Our lease policies for 2018 and prior reporting periods are reflected in the notes to our annual consolidated financial statements as filed on February 27, 2019, in our Annual Report on Form 10-K.

Leases

As an advisory, broking and solutions company providing services to clients in more than 140 countries, we enter into lease agreements from time to time, primarily for the use of real estate for our office space. We determine if an arrangement is a lease at the inception of the contract, and the nature of our operations is such that it is generally clear whether an arrangement contains a lease and what underlying asset is being leased.  The majority of the leases into which we enter are operating leases. Upon entering into leases, we obtain the right to control the use of an identified space for a lease term and recognize these right-of-use (‘ROU’) assets on our condensed consolidated balance sheets with corresponding lease liabilities reflecting our obligation to make the related lease payments. ROU assets are amortized over the term of the lease.

Our real estate leases are generally long-term in nature, with terms that typically range from 5 to 15 years. Our most significant lease supports our London market operations with a lease term through 2032. Our real estate leases often contain options to renew the lease, either through exercise of the option or through automatic renewal.  Additionally, certain leases have options to cancel the lease with appropriate notice to the landlord prior to the end of the stated lease term. As we enter into new leases after the adoption of ASC 842, we will consider these options as we assess lease terms in our recognized ROU assets and lease liabilities. If we are reasonably certain to exercise an option to renew a lease, we include this period in our lease term. To the extent that we have the option to cancel a lease, we recognize our ROU assets and lease liabilities using the term that would result from using this earlier date. If a significant penalty is required to cancel the lease at an earlier date, we assess our lease term as ending at the point when no significant penalty would be due.

In addition to payments for previously-agreed base rent, many of our lease agreements are subject to variable and unknown future payments, typically in the form of common area maintenance charges (a non-lease component as defined by ASC 842) or real estate taxes. These variable payments are excluded from our lease liabilities and ROU assets, and instead are recognized as lease expense within other operating expenses on the condensed consolidated statement of comprehensive income as the amounts are incurred. To the extent that we have agreed to fixed charges for common area maintenance or other non-lease components, or our base rent increases by an index or rate (most commonly an inflation rate), these amounts are included in the measurement of our lease liabilities and ROU assets. We have elected the practical expedient under ASC 842 which allows the lease and non-lease components to be combined in our measurement of lease liabilities and ROU assets.

From time to time we may enter into subleases if we are unable to cancel or fully occupy a space and are able to find an appropriate subtenant. However, entering subleases is not a primary objective of our business operations and these arrangements represent an immaterial amount of cash flows.

Because the discount rates implicit in our leases are generally not readily determinable, we are required to use judgment in the determination of the incremental borrowing rates to calculate the present values of our future lease payments. Since the majority of our debt is publicly-traded, our real estate function is centralized, and our treasury function is centralized and generally prohibits our subsidiaries from borrowing externally, we have determined it appropriate to use the Company’s consolidated unsecured borrowing rate, and adjust for collateralization in accordance with ASC 842. Using the resulting interest rate curves from publicly-traded debt at this collateralized borrowing rate, we select the interest rate at lease inception by reference to the lease term and lease currency. Over 90% of our leases are denominated in U.S. dollars, Pounds sterling or Euros.

Our leases generally do not subject us to restrictive covenants and contain no residual value guarantees.

Note 3 — Acquisitions

TRANZACT Acquisition

On March 30, 2019, the Company entered into an agreement to acquire TRANZACT, a U.S.-based provider of comprehensive, direct-to-consumer sales and marketing solutions for leading insurance carriers in the U.S. TRANZACT leverages digital, data and direct marketing solutions to deliver qualified leads, fully-provisioned sales and robust customer management systems to brands seeking to acquire and manage large numbers of consumers. Subject to certain adjustments, the consideration consists of $1.2 billion payable upon the close of the acquisition, of which $100 million is payable at our option in cash or ordinary shares of the Company. Additional contingent consideration in the form of a potential earn-out of up to $200 million is payable in either cash or in ordinary shares of the Company at our option in 2021 based on the achievement of certain financial targets. The Company has secured a term loan to finance the transaction (see Note 9 — Debt for further information). TRANZACT will operate as part of the Company’s Benefits Delivery and Administration segment. The transaction is expected to close during the third quarter of 2019.

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

The Company has preliminarily recognized $36 million of intangible assets, primarily arising from client relationships, and $24 million of goodwill. The purchase price allocation as of the acquisition date and our accounting for the related deferred tax assets and liabilities is not yet complete.

Note 4 — Revenue

Disaggregation of Revenue

The Company reports revenue by segment in Note 5 — Segment Information. The following table presents revenue by service offering and segment, as well as a reconciliation to total revenue for the three months ended March 31, 2019 and 2018. Along with reimbursable expenses and other, total revenue by service offering represents our revenue from customer contracts.

	Three Months Ended March 31,
	HCB		CRB		IRR		BDA		Corporate (ii)		Total
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Broking	$73	$76	$660	$664	$405	$391	$3	$4	$—	$—	$1,141	$1,135
Consulting (i)	580	577	31	44	114	117	—	—	3	3	728	741
Outsourced administration (i)	123	132	27	23	2	—	132	118	—	—	284	273
Other (i)	47	43	1	3	58	59	—	—	1	1	107	106
Total revenues by service offering	823	828	719	734	579	567	135	122	4	4	2,260	2,255
Reimbursable expenses and other (ii)	14	14	—	—	2	2	3	2	7	1	26	19
Total revenue from customer contracts	$837	$842	$719	$734	$581	$569	$138	$124	$11	$5	$2,286	$2,274
Interest and other income (iii)	6	4	9	6	10	7	—	—	1	1	26	18
Total revenue	$843	$846	$728	$740	$591	$576	$138	$124	$12	$6	$2,312	$2,292

______________

(i)

Amounts presented for HCB Outsourced administration revenue include a correction of approximately $58 million of revenue that was previously classified as HCB Consulting revenue or HCB Other revenue in our quarterly report on Form 10-Q for the three months ended March 31, 2018.

(ii)	Reimbursable expenses and other, as well as Corporate revenue, are excluded from segment revenue, but included in total revenue on the condensed consolidated statements of comprehensive income.
(iii)

Interest and other income is included in segment revenue and total revenue, however it has been presented separately in the above tables because it does not arise directly from contracts with customers.

Individual revenue streams aggregating to approximately 5% of total revenue from customer contracts for the three months ended March 31, 2019 and 2018, respectively, have been included within the Other line in the tables above.

The following table presents revenue by the geography where our work is performed for the three months ended March 31, 2019 and 2018. The reconciliation to total revenue on our condensed consolidated statements of comprehensive income and to segment revenue is shown in the table above.

	Three Months Ended March 31,
	HCB		CRB		IRR		BDA		Corporate		Total
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
North America	$471	$462	$220	$215	$164	$153	$135	$122	$4	$4	$994	$956
Great Britain	118	129	142	148	300	295	—	—	—	—	560	572
Western Europe	155	154	239	239	69	71	—	—	—	—	463	464
International	79	83	118	132	46	48	—	—	—	—	243	263
Total revenue by geography	$823	$828	$719	$734	$579	$567	$135	$122	$4	$4	$2,260	$2,255

Contract Balances

The Company reports accounts receivable, net on the condensed consolidated balance sheet, which includes billed and unbilled receivables and current contract assets. In addition to accounts receivable, net, the Company had the following non-current contract assets and deferred revenue balances at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Billed receivables, net of allowance for doubtful accounts of $44 million and $40 million	$1,847	$1,702
Unbilled receivables	396	356
Current contract assets	247	321
Accounts receivable, net	$2,490	$2,379
Non-current accounts receivable, net	$17	$20
Non-current contract assets	$6	$3
Deferred revenue	$483	$448

During the three months ended March 31, 2019, revenue of approximately $242 million was recognized that was reflected as deferred revenue at December 31, 2018.

During the three months ended March 31, 2019, the Company recognized no material revenue related to performance obligations satisfied in a prior period.

Performance Obligations

The Company has contracts for which performance obligations have not been satisfied as of March 31, 2019 or have been partially satisfied as of this date. The following table shows the expected timing for the satisfaction of the remaining performance obligations. This table does not include contract renewals nor variable consideration, which was excluded from the transaction prices in accordance with the guidance on constraining estimates of variable consideration.

In addition, in accordance with ASC 606, Revenue From Contracts With Customers (‘ASC 606’), the Company has elected not to disclose the remaining performance obligations when one or both of the following circumstances apply:

•	Performance obligations which are part of a contract that has an original expected duration of less than one year, and
•	Performance obligations satisfied in accordance with ASC 606-10-55-18 (‘right to invoice’).

	Remainder of 2019	2020	2021 onward	Total
Revenue expected to be recognized on contracts as of March 31, 2019	$314	$341	$432	$1,087

Since most of the Company’s contracts are cancellable with less than one year’s notice, and have no substantive penalty for cancellation, the majority of the Company’s remaining performance obligations as of March 31, 2019 have been excluded from the table above.

Note 5 — Segment Information

Willis Towers Watson has four reportable operating segments or business areas:

•	Human Capital and Benefits (‘HCB’)
•	Corporate Risk and Broking (‘CRB’)
•	Investment, Risk and Reinsurance (‘IRR’)
•	Benefits Delivery and Administration (‘BDA’)

Willis Towers Watson’s chief operating decision maker is its chief executive officer. We determined that the operational data used by the chief operating decision maker is at the segment level. Management bases strategic goals and decisions on these segments and the data presented below is used to assess the adequacy of strategic decisions and the methods of achieving these strategies and related financial results. Management evaluates the performance of its segments and allocates resources to them based on net operating income on a pre-tax basis.

The Company experiences seasonal fluctuations of its revenue. Revenue is typically higher during the Company’s first and fourth quarters due primarily to the timing of broking-related activities.

The following table presents segment revenue and segment operating income for our reportable segments for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	HCB		CRB		IRR		BDA		Total
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Segment revenue	$829	$832	$728	$740	$589	$574	$135	$122	$2,281	$2,268

Segment operating income/(loss)	$204	$193	$127	$125	$252	$261	$(21)	$(32)	$562	$547

The following table presents a reconciliation of the information reported by segment to the Company’s condensed consolidated statement of comprehensive income amounts reported for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
Revenue:
Total segment revenue	$2,281	$2,268
Reimbursable expenses and other	31	24
Revenue	$2,312	$2,292

Total segment operating income	$562	$547
Amortization	(127)	(141)
Transaction and integration expenses	(6)	(43)
Unallocated, net (i)	(70)	(104)
Income from operations	359	259
Interest expense	(54)	(51)
Other income, net	55	56
Income from operations before income taxes	$360	$264

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

Note 6 — Income Taxes

Provision for income taxes for the three months ended March 31, 2019 was $67 million compared to $43 million for the three months ended March 31, 2018. The effective tax rate was 18.8% for the three months ended March 31, 2019 and 16.3% for the three months ended March 31, 2018. These effective tax rates are calculated using extended values from our condensed consolidated statements of comprehensive income, and are therefore more precise tax rates than can be calculated from rounded values. The increase in the effective tax rate for the period ended March 31, 2019 compared to the period ended March 31, 2018 was primarily due to additional taxes on global intangible low-taxed income (GILTI).

In 2017, as a result of U.S. Tax Reform, we analyzed our global working capital and cash requirements and the potential tax liabilities attributable to a repatriation, and changed our assertion with respect to certain legacy Towers Watson subsidiaries. For those subsidiaries from which we were able to make a reasonable estimate of the tax effects of such repatriation, we recorded an estimate for foreign withholding and state income taxes. For all other subsidiaries, we continue to assert that the historical cumulative earnings have been reinvested indefinitely, and therefore do not provide deferred taxes on these amounts.

The Company records valuation allowances against net deferred tax assets based on whether it is more likely than not that the deferred tax assets will be realized. We have liabilities for uncertain tax positions under ASC 740 of $48 million, excluding interest and penalties. The Company believes the outcomes that are reasonably possible within the next 12 months may result in a reduction in the liability for uncertain tax positions of approximately $1 million to $3 million, excluding interest and penalties.

Note 7 — Goodwill and Other Intangible Assets

The components of goodwill are outlined below for the three months ended March 31, 2019:

	HCB	CRB	IRR	BDA	Total
Balance at December 31, 2018:
Goodwill, gross	$4,300	$2,308	$1,792	$2,557	$10,957
Accumulated impairment losses	(130)	(362)	—	—	(492)
Goodwill, net - December 31, 2018	4,170	1,946	1,792	2,557	10,465
Foreign exchange	(6)	(7)	4	—	(9)
Balance at March 31, 2019:
Goodwill, gross	4,294	2,301	1,796	2,557	10,948
Accumulated impairment losses	(130)	(362)	—	—	(492)
Goodwill, net - March 31, 2019	$4,164	$1,939	$1,796	$2,557	$10,456

Other Intangible Assets

The following table reflects changes in the net carrying amounts of the components of finite-lived intangible assets for the three months ended March 31, 2019:

	Balance at December 31, 2018	Intangible assets acquired	Intangible assets disposed	ASC 842 reclassification (i)	Amortization	Foreign exchange	Balance at March 31, 2019
Client relationships	$1,986	$3	$(1)	$—	$(82)	$3	$1,909
Management contracts	48	—	—	—	(1)	(2)	45
Software	328	—	—	—	(32)	2	298
Trademark and trade name	920	—	—	—	(11)	—	909
Product	27	—	—	—	(1)	—	26
Favorable agreements	9	—	—	(9)	—	—	—
Total amortizable intangible assets	$3,318	$3	$(1)	$(9)	$(127)	$3	$3,187

__________________

(i) On January 1, 2019, in accordance with ASC 842, we reclassified our favorable lease agreement assets to right-of-use assets within our condensed consolidated balance sheet.

We recorded amortization related to our finite-lived intangible assets of $127 million for the three months ended March 31, 2019; for the three months ended March 31, 2018, we recorded amortization related to our finite-lived intangible assets, exclusive of the amortization of our favorable lease agreements, of $141 million.

Our acquired unfavorable lease agreement liabilities were $21 million at December 31, 2018 and are recorded in other non-current liabilities in the condensed consolidated balance sheet. On January 1, 2019, in accordance with ASC 842, we reclassified our unfavorable lease liabilities as a reduction to our right-of-use assets within our condensed consolidated balance sheet.

The following table reflects the carrying value of finite-lived intangible assets and liabilities at March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Client relationships	$3,405	$(1,496)	$3,401	$(1,415)
Management contracts	60	(15)	63	(15)
Software	754	(456)	749	(421)
Trademark and trade name	1,052	(143)	1,052	(132)
Product	36	(10)	36	(9)
Favorable agreements (i)	—	—	14	(5)
Other	2	(2)	3	(3)
Total finite-lived assets	$5,309	$(2,122)	$5,318	$(2,000)

Unfavorable agreements (i)	$—	$—	$34	$(13)
Total finite-lived intangible liabilities	$—	$—	$34	$(13)

__________________

(i) On January 1, 2019, in accordance with ASC 842, we reclassified our favorable lease agreement assets and unfavorable lease agreement liabilities to right-of-use assets and as reductions to right-of-use assets, respectively, within our condensed consolidated balance sheet.

The weighted-average remaining life of amortizable intangible assets at March 31, 2019 was 13.8 years.

The table below reflects the future estimated amortization expense for amortizable intangible assets for the remainder of 2019 and for subsequent years:

Amortization
Remainder of 2019	$353
2020	424
2021	347
2022	288
2023	239
Thereafter	1,536
Total	$3,187

Note 8 — Derivative Financial Instruments

We are exposed to certain foreign currency risks. Where possible, we identify exposures in our business that can be offset internally. Where no natural offset is identified, we may choose to enter into various derivative transactions. These instruments have the effect of reducing our exposure to unfavorable changes in foreign currency rates. The Company’s board of directors reviews and approves policies for managing each of these risks as summarized below. Additional information regarding our derivative financial instruments can be found in Note 10 — Fair Value Measurements and Note 15 — Accumulated Other Comprehensive Loss.

Foreign Currency Risk

Certain non-U.S. subsidiaries receive revenue and incur expenses in currencies other than their functional currency, and as a result, the foreign subsidiary’s functional currency revenue will fluctuate as the currency rates change. Additionally, the forecast Pounds sterling expenses of our London brokerage market operations may exceed their Pounds sterling revenue, and they may also hold significant foreign currency asset or liability positions in the condensed consolidated balance sheet. To reduce such variability, we use foreign exchange contracts to hedge against this currency risk.

These derivatives were designated as hedging instruments and at March 31, 2019 and December 31, 2018 had total notional amounts of $414 million and $438 million, respectively, and had net fair value liabilities of $3 million and $15 million, respectively.

At March 31, 2019, the Company estimates, based on current exchange rates, there will be $2 million of net derivative losses on forward exchange rates reclassified from accumulated other comprehensive loss into earnings within the next twelve months as the forecast transactions affect earnings. At March 31, 2019, our longest outstanding maturity was 1.7 years.

The effects of the material derivative instruments that are designated as hedging instruments on the condensed consolidated statements of comprehensive income for the three months ended March 31, 2019 and 2018 are below. Amounts pertaining to the ineffective portion of hedging instruments and excluded from effectiveness testing were immaterial for the three months ended March 31, 2019 and 2018.

Three Months Ended March 31,	Gain recognized in OCI (effective element)
	2019	2018
Forward exchange contracts	$8	$15

Location of gain/(loss) reclassified from Accumulated OCL into income (effective element)	Gain/(loss) reclassified from Accumulated OCL into income (effective element)
	2019	2018
Revenue	$1	$—
Salaries and benefits	(5)	—
Other income, net	—	(11)
	$(4)	$(11)

We also enter into foreign currency transactions, primarily to hedge certain intercompany loans. These derivatives are not generally designated as hedging instruments, and at March 31, 2019 and December 31, 2018, we had notional amounts of $890 million and $909 million, respectively, and had a net fair value liability of $7 million and a net fair value asset of $3 million, respectively.

The effects of derivatives that have not been designated as hedging instruments on the condensed consolidated statements of comprehensive income for the three months ended March 31, 2019 and 2018 are as follows:

		Loss recognized in income
		Three Months Ended March 31,
Derivatives not designated as hedging instruments:	Location of loss recognized in income	2019	2018
Forward exchange contracts	Other income, net	$(10)	$(5)

Note 9 — Debt

Current debt consists of the following:

	March 31, 2019	December 31, 2018
7.000% senior notes due 2019	$187	$186

Long-term debt consists of the following:

	March 31, 2019	December 31, 2018
Revolving $1.25 billion credit facility	$269	$130
5.750% senior notes due 2021	498	498
3.500% senior notes due 2021	448	448
2.125% senior notes due 2022 (i)	604	615
4.625% senior notes due 2023	248	248
3.600% senior notes due 2024	646	645
4.400% senior notes due 2026	544	544
4.500% senior notes due 2028	595	595
6.125% senior notes due 2043	271	271
5.050% senior notes due 2048	395	395
	$4,518	$4,389

(i)	Notes issued in Euro (€540 million)

At March 31, 2019 and December 31, 2018, we were in compliance with all financial covenants.

One-Year Term Loan Commitment

As part of the pending acquisition of TRANZACT, the Company has secured financing of up to $1.1 billion in the form of a one-year unsecured term loan. Borrowing will occur in conjunction with the closing of the acquisition, which is expected during the third quarter of 2019.

Amounts outstanding under the term loan shall bear interest, at the option of the borrowers, at a rate equal to (a) LIBOR plus 0.75% to 1.375% for Eurocurrency Rate Loans or (b) the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the ‘prime rate’ quoted by Bank of America, N.A., and (iii) LIBOR plus 1.00%, plus 0.00% to 0.375%, in each case, based upon the Company’s guaranteed senior-unsecured long-term debt rating. In addition, the Company will pay a commitment fee in an amount equal to 0.15% per annum on the undrawn portion of the commitments in respect of the term loan, which fee shall accrue from May 29, 2019 to, but excluding, the earlier to occur of the closing date of the acquisition or the termination of the term loan commitments.

The term loan is pre-payable in part or in full prior to the maturity date at the Company’s discretion. Covenants and events of default are substantively the same as in our existing revolving credit facility.

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
•

Market values for our derivative instruments have been used to determine the fair value of forward foreign exchange contracts based on estimated amounts the Company would receive or have to pay to terminate the agreements, taking into account observable information about the current foreign currency forward rates. Such financial instruments are classified as Level 2 in the fair value hierarchy.

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

The following tables present our assets and liabilities measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018:

		Fair Value Measurements on a Recurring Basis at March 31, 2019
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds / exchange traded funds	Prepaid and other current assets and other non-current assets	$19	$—	$—	$19
Derivatives:
Derivative financial instruments (i)	Prepaid and other current assets and other non-current assets	$—	$4	$—	$4
Liabilities:
Contingent consideration:
Contingent consideration (ii)	Other current liabilities and other non-current liabilities	$—	$—	$55	$55
Derivatives:
Derivative financial instruments (i)	Other current liabilities and other non-current liabilities	$—	$14	$—	$14

		Fair Value Measurements on a Recurring Basis at December 31, 2018
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds / exchange traded funds	Prepaid and other current assets and other non-current assets	$18	$—	$—	$18
Derivatives:
Derivative financial instruments (i)	Prepaid and other current assets and other non-current assets	$—	$5	$—	$5
Liabilities:
Contingent consideration:
Contingent consideration (ii)	Other current liabilities and other non-current liabilities	$—	$—	$51	$51
Derivatives:
Derivative financial instruments (i)	Other current liabilities and other non-current liabilities	$—	$17	$—	$17

(i)	See Note 8 — Derivative Financial Instruments for further information on our derivative investments.
(ii)

Probability weightings are based on our knowledge of the past and planned performance of the acquired entity to which the contingent consideration applies. The weighted-average discount rates used on our material contingent consideration calculations were 9.90% and 9.92% at March 31, 2019 and December 31, 2018, respectively. Using different probability weightings and discount rates could result in an increase or decrease of the contingent consideration payable.

The following table summarizes the change in fair value of the Level 3 liabilities:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	March 31, 2019
Balance at December 31, 2018	$51
Obligations assumed	4
Payments	(1)
Realized and unrealized gains	—
Foreign exchange	1
Balance at March 31, 2019	$55

There were no significant transfers between Levels 1, 2 or 3 in the three months ended March 31, 2019 and 2018, respectively.

The following tables present our liabilities not measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Current debt	$187	$190	$186	$191
Long-term debt	$4,518	$4,721	$4,389	$4,458

The carrying value of our revolving credit facility approximates its fair value. The fair values above are not necessarily indicative of the amounts that the Company would realize upon disposition nor do they indicate the Company’s intent or ability to dispose of the financial instrument. The fair value of our respective senior notes are considered level 2 financial instruments as they are corroborated by observable market data.

Note 11 — Retirement Benefits

Defined Benefit Plans and Post-retirement Welfare Plans

Willis Towers Watson sponsors both qualified and non-qualified defined benefit pension plans and other post-retirement welfare (‘PRW’) plans throughout the world. The majority of our plan assets and obligations are in the U.S. and the U.K. We have also included disclosures related to defined benefit plans in certain other countries, including Canada, France, Germany and Ireland. Together, these disclosed funded and unfunded plans represent 99% of Willis Towers Watson’s pension and PRW obligations and are disclosed herein.

Components of Net Periodic Benefit (Income)/Cost for Defined Benefit Pension and Post-retirement Welfare Plans

The following table sets forth the components of net periodic benefit (income)/cost for the Company’s defined benefit pension and PRW plans for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019				2018
	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW
Service cost	$16	$4	$5	$—	$16	$5	$5	$—
Interest cost	40	24	4	1	35	24	5	1
Expected return on plan assets	(64)	(63)	(7)	—	(68)	(78)	(8)	—
Amortization of net loss	5	5	1	—	3	12	—	—
Amortization of prior service credit	—	(4)	—	(1)	—	(5)	—	—
Net periodic benefit (income)/cost	$(3)	$(34)	$3	$—	$(14)	$(42)	$2	$1

Employer Contributions to Defined Benefit Pension Plans

The Company made no contributions to its U.S. plans for the three months ended March 31, 2019 and anticipates making $60 million in contributions over the remainder of the fiscal year. The Company made contributions of $18 million to its U.K. plans for the three months ended March 31, 2019 and anticipates making additional contributions of $58 million for the remainder of the fiscal year. The Company made contributions of $15 million to its other plans for the three months ended March 31, 2019 and anticipates making additional contributions of $7 million for the remainder of the fiscal year.

Defined Contribution Plans

The Company made contributions to its defined contribution plans of $41 million and $48 million during the three months ended March 31, 2019 and 2018, respectively.

Note 12 — Leases

On January 1, 2019, the Company adopted ASC 842. The adoption of this new guidance had a material impact to the amounts and classifications of certain lease-related balances within our condensed consolidated financial statements and accompanying note disclosures. The Company adopted the standard using the modified retrospective approach whereby it recognized a transition adjustment at the effective date of ASC 842, January 1, 2019, rather than at the beginning of the earliest comparative period presented. The adoption of ASC 842 resulted in an additional $1.2 billion of lease liabilities and $1.0 billion of ROU assets being recognized at January 1, 2019.  Furthermore, we reflected additional deferred tax assets of $252 million and deferred tax liabilities of $252 million on the gross lease liabilities and gross ROU assets, respectively. There was no adjustment to retained earnings. Rather, all operating lease-related balances, such as deferred rent accruals and lease-related intangibles, reflected on our condensed consolidated balance sheet as of December 31, 2018 were reclassified as a reduction to the opening ROU asset balance in accordance with the new guidance on January 1, 2019. Likewise, existing deferred taxes on operating lease-related balances have been reclassified as a reduction to the deferred tax liabilities related to the ROU assets.

•

We assessed the transition practical expedients available under the guidance and, in addition to selecting the modified retrospective transition approach as noted above, we made the following elections:

o

Practical expedient package – We elected this package, and therefore did not reassess lease classifications for our existing or expired leases, whether any existing or expired contracts contain a lease, or our treatment of any initial direct costs.

o	Hindsight practical expedient – As permitted under the transition rules, the Company did not revisit its estimate of lease terms upon transition to ASC 842.
o

Short-term lease exemption – We elected this exemption, and therefore did not recognize any right-of-use assets or liabilities for short-term leases (generally defined as having a term of 12 months or less) on our condensed consolidated balance sheet.

o

Separation of lease and non-lease components – We elected the practical expedient to not separate the cash flows associated with lease and non-lease components in our lease accounting and resulting amounts recorded in our condensed consolidated financial statements.

The following table presents amounts recorded on our condensed consolidated balance sheet at March 31, 2019, classified as either operating or finance leases. Operating leases are presented separately on our condensed consolidated balance sheet. For the finance leases, the ROU assets are included in fixed assets, net, and the liabilities are classified within other current liabilities or other non-current liabilities.

	Operating Leases	Finance Leases	Total Leases
Right-of-use assets	$946	$14	$960
Current lease liabilities	158	3	161
Long-term lease liabilities	961	25	986

The following table presents amounts recorded on our condensed consolidated statement of comprehensive income for the three months ended March 31, 2019:

Three Months Ended March 31, 2019
Finance lease cost:
Amortization of right-of-use assets	$1
Interest on lease liabilities	1
Operating lease cost	48
Short-term lease cost	—
Variable lease cost	13
Sublease income	(4)
Total lease cost, net	$59

The total lease cost is recognized in different locations in our condensed consolidated statement of comprehensive income. Amortization of the finance lease ROU assets is included in depreciation, while the interest cost component of these finance leases is included in interest expense. All other costs are included in other operating expenses. The Company had rent expense of $64 million, net of sublease income, for the three months ended March 31, 2018 related to operating leases classified within other operating expenses on our condensed consolidated statement of comprehensive income.

Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2019, as well as their location in the condensed consolidated statement of cash flows, is as follows:

Three Months Ended March 31, 2019
Cash flows from operating activities:
Operating leases	$55
Finance leases	1
Cash flows from financing activities:
Finance leases	1
Total lease payments	$57

There were immaterial ROU assets acquired during the three months ended March 31, 2019.

Our operating and finance leases have the following weighted-average terms and discount rates as of March 31, 2019:

	Operating Leases	Finance Leases
Weighted-average term	9.1	6.8
Weighted-discount rate	3.6%	12.9%

The maturity of our lease liabilities on an undiscounted basis, including a reconciliation to the total lease liabilities reported on the condensed consolidated balance sheet as of March 31, 2019, is as follows:

	Operating Leases	Finance Leases	Total Leases
Remainder of 2019	$147	$4	$151
2020	180	6	186
2021	160	6	166
2022	142	6	148
2023	132	6	138
Thereafter	552	14	566
Total future lease payments	1,313	42	1,355
Interest	(194)	(14)	(208)
Total lease liabilities	$1,119	$28	$1,147

Prior to the adoption of ASC 842, on December 31, 2018, the maturity of our operating and finance leases on an undiscounted basis was as follows:

	Operating Leases	Finance Leases	Total Leases
2019	$197	$5	$202
2020	180	6	186
2021	159	6	165
2022	142	6	148
2023	131	6	137
Thereafter	542	14	556
Total future lease payments	1,351	43	1,394
Interest	(202)	(14)	(216)
Total lease liabilities	$1,149	$29	$1,178

Note 13 — Commitments and Contingencies

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

Errors and omissions claims, lawsuits, and other proceedings arising in the ordinary course of business are covered in part by professional indemnity or other appropriate insurance. The terms of this insurance vary by policy year. Regarding self-insured risks, the Company has established provisions which are believed to be adequate in light of current information and legal advice, or, in certain cases, where a range of loss exists, the Company accrues the minimum amount in the range if no amount within the range is a better estimate than any other amount. The Company adjusts such provisions from time to time according to developments. See Note 14 for the amounts accrued at March 31, 2019 and December 31, 2018 in the condensed consolidated balance sheets.

On the basis of current information, the Company does not expect that the actual claims, lawsuits and other proceedings to which it is subject, or potential claims, lawsuits, and other proceedings relating to matters of which it is aware, will ultimately have a material adverse effect on its financial condition, results of operations or liquidity. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation and disputes with insurance companies, it is possible that an adverse outcome or settlement in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods. In addition, given the early stages of some litigation or regulatory proceedings described below, it may not be possible to predict their outcomes or resolutions, and it is possible that these events may have a material adverse effect on the Company.

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

Merger-Related Securities Litigation

On November 21, 2017, a purported former stockholder of Legacy Towers Watson filed a putative class action complaint on behalf of a putative class consisting of all Legacy Towers Watson stockholders as of October 2, 2015 against the Company, Legacy Towers Watson, Legacy Willis, ValueAct Capital Management (‘ValueAct’), and certain current and former directors and officers of Legacy Towers Watson and Legacy Willis (John Haley, Dominic Casserley, and Jeffrey Ubben), in the United States District Court for the Eastern District of Virginia. The complaint asserted claims against certain defendants under Section 14(a) of the Securities Exchange Act of 1934 (the ‘Exchange Act’) for allegedly false and misleading statements in the proxy statement for the Merger; and against other defendants under Section 20(a) of the Exchange Act for alleged ‘control person’ liability with respect to such allegedly false and misleading statements. The complaint further contended that the allegedly false and misleading statements caused stockholders of Legacy Towers Watson to accept inadequate Merger consideration. The complaint sought damages in an unspecified amount. On February 20, 2018, the court appointed the Regents of the University of California (‘Regents’) as Lead Plaintiff and Bernstein Litowitz Berger & Grossman LLP (‘Bernstein’) as Lead Counsel for the putative class, consolidated all subsequently filed, removed, or transferred actions, and captioned the consolidated action ‘In re Willis Towers Watson plc Proxy Litigation,’ Master File No. 1:17-cv-1338-AJT-JFA. On March 9, 2018, Lead Plaintiff filed an Amended Complaint. On April 13, 2018, the defendants filed motions to dismiss the Amended Complaint, and, on July 11, 2018, following briefing and argument, the court granted the motions and dismissed the Amended Complaint in its entirety. On July 30, 2018, Lead Plaintiff filed a notice of appeal from the court’s July 11, 2018 dismissal order to the United States Court of Appeals for the Fourth Circuit, and, on December 6, 2018, the parties completed briefing on the appeal. The appeal is scheduled to be argued on May 8, 2019.

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

On March 9, 2018, Regents filed a putative class action complaint on behalf of a putative class of Legacy Towers Watson stockholders against the Company, Legacy Willis, ValueAct, and Messrs. Haley, Casserley, and Ubben, in the Delaware Court of Chancery, captioned The Regents of the University of California v. John J. Haley, et al., C.A. No. 2018-0166. Based on similar allegations as the Eastern District of Virginia action described above, the complaint asserts claims against Mr. Haley for breach of fiduciary duty and against all other defendants for aiding and abetting breach of fiduciary duty. Also on March 9, 2018, Regents filed a motion for consolidation of all pending and subsequently filed Delaware Court of Chancery actions, and for appointment as Lead Plaintiff and for the appointment of Bernstein as Lead Counsel for the putative class. On March 29, 2018, Fort Myers and Alaska responded to Regents’ motion and cross-moved for appointment as Co-Lead Plaintiffs and for the appointment of their counsel, Grant & Eisenhofer P.A. and Kessler Topaz Meltzer & Check, LLP as Co-Lead Counsel. On April 2, 2018, the court consolidated the Delaware Court of Chancery actions and all related actions subsequently filed in or transferred to the Delaware Court of Chancery. On June 5, 2018, the court denied Regents’ motion for appointment of Lead Plaintiff and Lead Counsel and granted Fort Myers’ and Alaska’s cross-motion. On June 20, 2018, Fort Myers and Alaska designated the complaint previously filed by Alaska (the ‘Alaska Complaint’) as the operative complaint in the consolidated action. On September 14, 2018, the defendants filed motions to dismiss the Alaska Complaint. On October 31, 2018, Fort Myers and Alaska filed an amended complaint, which, based on similar allegations, asserts claims against the former directors of legacy Towers Watson for breach of fiduciary duty and against ValueAct and Mr. Ubben for aiding and abetting breach of fiduciary duty. On January 11, 2019, the defendants filed motions to dismiss the amended complaint, and on March 29, 2019, the parties completed briefing on the motions. The court heard argument on the motions on April 11, 2019 and reserved judgment.

On October 18, 2018, three additional purported former stockholders of Legacy Towers Watson, Naya Master Fund LP, Naya 174 Fund Limited and Naya Lincoln Park Master Fund Limited (collectively, ‘Naya’), filed a complaint against the Company, Legacy Towers Watson, Legacy Willis and John Haley, in the Supreme Court of the State of New York, County of New York, captioned Naya Master Fund LP, et al. v. John J. Haley, et al., Index No. 654968/2018. Based on similar allegations as the Eastern District of Virginia and Delaware actions described above, the complaint asserts claims for common law fraud and negligent misrepresentation. On December 18, 2018, the defendants filed a motion to dismiss the complaint, and on March 21, 2019, the parties completed briefing on the motion. On April 23, 2019, the parties filed a Stipulation and Proposed Order Voluntarily Discontinuing Action providing for the dismissal of the action with prejudice, which the court entered on April 29, 2019.

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

The CMA released its final report on December 12, 2018, finding that there is an adverse effect on competition.  To address these findings, the CMA has proposed certain remedies, including mandatory tendering when trustees first purchase fiduciary management services, the reporting of investment performance to customers using a set of common standards, transparency in reporting of fees in fiduciary management and the expansion of the FCA’s regulatory perimeter to include the main activities of investment consultancy and fiduciary management providers. The Company is generally supportive of these proposed remedies. The CMA will implement the remedies by way of an order on pension scheme trustees and firms providing the relevant services. The remedies are expected to be effective later in 2019, and the Company does not expect compliance costs associated with these remedies to have a material impact on its condensed consolidated financial statements.

Note 14 — Supplementary Information for Certain Balance Sheet Accounts

Additional details of specific balance sheet accounts are detailed below.

Deferred revenue and accrued expenses consist of the following:

	March 31, 2019	December 31, 2018
Accounts payable, accrued liabilities and deferred income	$688	$691
Accrued discretionary and incentive compensation	327	758
Accrued vacation	143	111
Other employee-related liabilities	82	87
Total deferred revenue and accrued expenses	$1,240	$1,647

Provision for liabilities consists of the following:

	March 31, 2019	December 31, 2018
Claims, lawsuits and other proceedings	$460	$455
Other provisions	83	85
Total provision for liabilities	$543	$540

Other non-current liabilities consists of the following:

	March 31, 2019	December 31, 2018
Incentives from lessors	$—	$120
Deferred compensation plan liability	132	125
Contingent and deferred consideration on acquisitions	25	22
Liabilities for uncertain tax positions	48	46
Finance leases	25	26
Other non-current liabilities	66	90
Total other non-current liabilities	$296	$429

Note 15 — Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of non-controlling interests, and net of tax are provided in the following tables for the three months ended March 31, 2019 and 2018. These tables exclude amounts attributable to non-controlling interests, which are not material for further disclosure.

	Foreign currency translation (i)		Cash flow hedges (i)		Defined pension and post-retirement benefit costs (ii)		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Balance at December 31, 2018 and 2017, respectively	$(616)	$(365)	$(8)	$(10)	$(1,337)	$(1,138)	$(1,961)	$(1,513)
Other comprehensive income/(loss) before reclassifications	9	58	6	9	1	(1)	16	66
Loss reclassified from accumulated other comprehensive loss (net of income tax benefit of $4 and $1, respectively)	—	—	5	10	2	7	7	17
Reclassification of tax effects per ASU 2018-02 (iii)	—	—	—	—	(36)	—	(36)	—
Net current-period other comprehensive income/(loss)	9	58	11	19	(33)	6	(13)	83
Balance at March 31, 2019 and 2018, respectively	$(607)	$(307)	$3	$9	$(1,370)	$(1,132)	$(1,974)	$(1,430)

(i)

Reclassification adjustments from accumulated other comprehensive loss related to foreign currency translation and cash flow hedges are included in Revenue, Salaries and benefits, and Other income, net in the accompanying condensed consolidated statements of comprehensive income. See Note 8 — Derivative Financial Instruments for additional details regarding the reclassification adjustments for the hedge settlements.

(ii)

Reclassification adjustments from accumulated other comprehensive loss are included in the computation of net periodic pension cost (see Note 11 — Retirement Benefits). These components are included in Other income, net in the accompanying condensed consolidated statements of comprehensive income.

(iii)

On January 1, 2019, in accordance with ASU 2018-02, we reclassified to Retained earnings $36 million of defined pension and postretirement costs, representing the ‘stranded’ tax effect of the change in the U.S. federal corporate tax rate resulting from U.S. Tax Reform. See Note 2 — Basis of Presentation and Recent Accounting Pronouncements for further information.

Note 16 — Earnings Per Share

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

At March 31, 2019 and 2018, there were 0.3 million and 0.7 million time-based share options; 0.4 million and 0.6 million performance-based options; and 0.5 million and 0.7 million restricted performance-based stock units outstanding, respectively. The Company’s restricted time-based stock units were immaterial at March 31, 2019; there were 0.1 million restricted time-based stock units outstanding at March 31, 2018. In addition, the Company had 0.3 million performance-based phantom units outstanding at March 31, 2019; there were no phantom units outstanding at March 31, 2018.

Basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2019	2018
Net income attributable to Willis Towers Watson	$287	$215

Basic average number of shares outstanding	130	133
Dilutive effect of potentially issuable shares	—	—
Diluted average number of shares outstanding	130	133

Basic earnings per share	$2.21	$1.62
Dilutive effect of potentially issuable shares	(0.01)	(0.01)
Diluted earnings per share	$2.20	$1.61

There were no anti-dilutive options or restricted stock units for the three months ended March 31, 2019 and 2018.

Note 17 — Financial Information for Issuers and Other Guarantor Subsidiaries

As of March 31, 2019 Willis Towers Watson has issued the following debt securities (‘WTW Debt Securities’):

a)	Willis Towers Watson plc (the parent company) has $500 million senior notes outstanding, which were issued on March 17, 2011;
b)

Willis North America Inc. (‘Willis North America’) has approximately $1.8 billion senior notes outstanding, of which $187 million were issued on September 29, 2009, $650 million were issued on May 16, 2017, and $1.0 billion were issued on September 10, 2018; and

c)

Trinity Acquisition plc has approximately $2.1 billion senior notes outstanding, of which $525 million were issued on August 15, 2013, $1.0 billion were issued on March 22, 2016 and €540 million ($609 million) were issued on May 26, 2016, and $269 million currently outstanding on a consolidated basis under the $1.25 billion revolving credit facility issued on March 7, 2017.

The notes issued by the Company are guaranteed by the following additional wholly owned subsidiaries on a joint and several basis: Willis Netherlands Holdings B.V., Willis Investment U.K. Holdings Limited, TA I Limited, Trinity Acquisition plc, Willis Group Limited, Willis North America, Willis Towers Watson Sub Holdings Unlimited Company and Willis Towers Watson U.K. Holdings Limited.

As a result of an internal tax reorganization, certain subsidiaries that were previously indirectly owned by Willis North America and Trinity Acquisition plc are no longer subsidiaries of these issuer and guarantor companies, however the subsidiaries remain indirect subsidiaries of both Willis Towers Watson plc and collectively the other guarantor companies, since the subsidiaries in question are now direct and indirect subsidiaries of TA I Limited.  This reorganization did not change the Company’s guarantor structure and will only result in less equity income being recorded by both issuers going forward.

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

The presentation of the financial information for issuers and other guarantor subsidiaries has been changed from that included in our Form 10-Q for the quarterly period ended March 31, 2018, in that the three previously disclosed separate notes that presented the three different issuer and related guarantor scenarios have been combined into one note. This new presentation retains all of the financial information of the appropriate issuing and guarantor entities, with some immaterial reclassifications from what had been previously disclosed for each entity. We believe that this presentation will help to reduce the complexity of the information and offer a more meaningful analysis for the reader.

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

Presented below is condensed financial information for:

(i)	Willis Towers Watson plc, which is both an issuer and guarantor, on a parent company only basis;
(ii)	Willis North America, which is both an issuer and guarantor, on a company only basis;
(iii)	Trinity Acquisition plc, which is both an issuer and guarantor, on a company only basis;
(iv)	Other guarantors, which are all wholly owned direct or indirect subsidiaries of the parent, on a combined basis;
(v)	Non-guarantors, which are all wholly owned direct or indirect subsidiaries of the parent, on a combined basis;
(vi)	Eliminations, which are consolidating adjustments on a combined basis; and
(vii)	The consolidated Company.

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Three months ended March 31, 2019
	Willis Towers Watson plc	Willis North America	Trinity Acquisition plc	Other guarantors	Non-guarantors	Eliminations	Consolidated
Revenue	$—	$22	$—	$—	$2,290	$—	$2,312
Costs of providing services
Salaries and benefits	1	15	—	—	1,332	—	1,348
Other operating expenses	1	7	—	37	373	—	418
Depreciation	—	—	—	1	53	—	54
Amortization	—	—	—	1	126	—	127
Transaction and integration expenses	—	—	—	—	6	—	6
Total costs of providing services	2	22	—	39	1,890	—	1,953
(Loss)/income from operations	(2)	—	—	(39)	400	—	359
Intercompany (expense)/income	—	(12)	23	66	(77)	—	—
Interest expense	(7)	(21)	(22)	—	(4)	—	(54)
Other income, net	—	—	—	—	55	—	55
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES	(9)	(33)	1	27	374	—	360
Benefit from/(provision for) income taxes	—	7	(1)	(4)	(69)	—	(67)
Equity account for subsidiaries	296	67	221	270	—	(854)	—
NET INCOME	287	41	221	293	305	(854)	293
Income attributable to non-controlling interests	—	—	—	—	(6)	—	(6)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$287	$41	$221	$293	$299	$(854)	$287

Comprehensive income before non- controlling interests	$311	$19	$204	$317	$298	$(834)	$315
Comprehensive income attributable to non- controlling interests	—	—	—	—	(5)	—	(5)
Comprehensive income attributable to Willis Towers Watson	$311	$19	$204	$317	$293	$(834)	$310

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Three months ended March 31, 2018
	Willis Towers Watson plc	Willis North America	Trinity Acquisition plc	Other guarantors	Non-guarantors	Eliminations	Consolidated
Revenue	$—	$6	$—	$—	$2,286	$—	$2,292
Costs of providing services
Salaries and benefits	1	15	—	—	1,361	—	1,377
Other operating expenses	—	5	—	42	376	—	423
Depreciation	—	—	—	1	48	—	49
Amortization	—	—	—	1	140	—	141
Transaction and integration expenses	—	5	—	1	37	—	43
Total costs of providing services	1	25	—	45	1,962	—	2,033
(Loss)/income from operations	(1)	(19)	—	(45)	324	—	259
Intercompany (expense)/income	—	(5)	30	92	(117)	—	—
Interest expense	(7)	(11)	(27)	—	(6)	—	(51)
Other income, net	—	—	—	1	55	—	56
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES	(8)	(35)	3	48	256	—	264
Benefit from/(provision for) income taxes	—	5	(1)	(8)	(39)	—	(43)
Equity account for subsidiaries	223	(7)	142	181	—	(539)	—
NET INCOME/(LOSS)	215	(37)	144	221	217	(539)	221
Income attributable to non-controlling interests	—	—	—	—	(6)	—	(6)
NET INCOME/(LOSS) ATTRIBUTABLE TO WILLIS TOWERS WATSON	$215	$(37)	$144	$221	$211	$(539)	$215

Comprehensive income/(loss) before non- controlling interests	$298	$(22)	$226	$303	$338	$(838)	$305
Comprehensive income attributable to non- controlling interests	—	—	—	—	(7)	—	(7)
Comprehensive income/(loss) attributable to Willis Towers Watson	$298	$(22)	$226	$303	$331	$(838)	$298

Unaudited Condensed Consolidating Balance Sheet

	As of March 31, 2019
	Willis Towers Watson plc	Willis North America	Trinity Acquisition plc	Other guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$992	$—	$992
Fiduciary assets	—	—	—	—	15,129	—	15,129
Accounts receivable, net	—	28	—	—	2,462	—	2,490
Prepaid and other current assets	—	371	1	30	338	(331)	409
Total current assets	—	399	1	30	18,921	(331)	19,020
Intercompany receivables, net	4,733	—	1,452	—	—	(6,185)	—
Fixed assets, net	—	—	—	17	940	—	957
Goodwill	—	—	—	—	10,456	—	10,456
Other intangible assets, net	—	—	—	57	3,187	(57)	3,187
Right-of-use assets	—	—	—	—	946	—	946
Pension benefits assets	—	—	—	—	833	—	833
Other non-current assets	—	142	2	48	420	(118)	494
Total non-current assets	4,733	142	1,454	122	16,782	(6,360)	16,873
Investments in subsidiaries	5,952	6,401	2,526	7,947	—	(22,826)	—
TOTAL ASSETS	$10,685	$6,942	$3,981	$8,099	$35,703	$(29,517)	$35,893
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$—	$—	$15,129	$—	$15,129
Deferred revenue and accrued expenses	—	—	—	3	1,237	—	1,240
Current debt	—	187	—	—	—	—	187
Current lease liabilities	—	—	—	—	158	—	158
Other current liabilities	97	28	19	5	1,070	(279)	940
Total current liabilities	97	215	19	8	17,594	(279)	17,654
Intercompany payables, net	—	748	—	4,709	728	(6,185)	—
Long-term debt	498	1,655	2,364	—	1	—	4,518
Liability for pension benefits	—	—	—	—	1,135	—	1,135
Deferred tax liabilities	—	—	—	—	662	(118)	544
Provision for liabilities	—	120	—	—	423	—	543
Long-term lease liabilities	—	—	—	—	961	—	961
Other non-current liabilities	—	16	—	2	278	—	296
Total non-current liabilities	498	2,539	2,364	4,711	4,188	(6,303)	7,997
TOTAL LIABILITIES	595	2,754	2,383	4,719	21,782	(6,582)	25,651
REDEEMABLE NON-CONTROLLING INTEREST	—	—	—	—	28	—	28
EQUITY
Total Willis Towers Watson shareholders’ equity	10,090	4,188	1,598	3,380	13,771	(22,935)	10,092
Non-controlling interests	—	—	—	—	122	—	122
Total equity	10,090	4,188	1,598	3,380	13,893	(22,935)	10,214
TOTAL LIABILITIES AND EQUITY	$10,685	$6,942	$3,981	$8,099	$35,703	$(29,517)	$35,893

Unaudited Condensed Consolidating Balance Sheet

	As of December 31, 2018
	Willis Towers Watson plc	Willis North America	Trinity Acquisition plc	Other guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$1,033	$—	$1,033
Fiduciary assets	—	—	—	—	12,604	—	12,604
Accounts receivable, net	—	24	—	—	2,355	—	2,379
Prepaid and other current assets	—	311	1	33	357	(298)	404
Total current assets	—	335	1	33	16,349	(298)	16,420
Intercompany receivables, net	4,755	—	1,355	—	—	(6,110)	—
Fixed assets, net	—	—	—	16	926	—	942
Goodwill	—	—	—	—	10,465	—	10,465
Other intangible assets, net	—	—	—	58	3,318	(58)	3,318
Pension benefits assets	—	—	—	—	773	—	773
Other non-current assets	—	92	2	49	452	(128)	467
Total non-current assets	4,755	92	1,357	123	15,934	(6,296)	15,965
Investments in subsidiaries	5,691	6,649	2,677	8,108	—	(23,125)	—
TOTAL ASSETS	$10,446	$7,076	$4,035	$8,264	$32,283	$(29,719)	$32,385
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$—	$—	$12,604	$—	$12,604
Deferred revenue and accrued expenses	1	2	—	3	1,641	—	1,647
Current debt	—	186	—	—	—	—	186
Other current liabilities	95	38	33	13	935	(250)	864
Total current liabilities	96	226	33	16	15,180	(250)	15,301
Intercompany payables, net	—	902	—	4,691	517	(6,110)	—
Long-term debt	498	1,635	2,256	—	—	—	4,389
Liability for pension benefits	—	—	—	—	1,170	—	1,170
Deferred tax liabilities	—	—	—	—	688	(129)	559
Provision for liabilities	—	120	—	—	420	—	540
Other non-current liabilities	—	13	—	5	411	—	429
Total non-current liabilities	498	2,670	2,256	4,696	3,206	(6,239)	7,087
TOTAL LIABILITIES	594	2,896	2,289	4,712	18,386	(6,489)	22,388
REDEEMABLE NON-CONTROLLING INTEREST	—	—	—	—	26	—	26
EQUITY
Total Willis Towers Watson shareholders’ equity	9,852	4,180	1,746	3,552	13,752	(23,230)	9,852
Non-controlling interests	—	—	—	—	119	—	119
Total equity	9,852	4,180	1,746	3,552	13,871	(23,230)	9,971
TOTAL LIABILITIES AND EQUITY	$10,446	$7,076	$4,035	$8,264	$32,283	$(29,719)	$32,385

Unaudited Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2019
	Willis Towers Watson plc	Willis North America	Trinity Acquisition plc	Other guarantors	Non-guarantors	Eliminations	Consolidated
NET CASH FROM/(USED IN) OPERATING ACTIVITIES	$38	$(130)	$(31)	$(82)	$158	$—	$(47)
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	—	—	(1)	(56)	—	(57)
Capitalized software costs	—	—	—	—	(17)	—	(17)
Acquisitions of operations, net of cash acquired	—	—	—	—	(1)	—	(1)
Proceeds from/(repayments of) intercompany investing activities, net	17	111	(137)	78	(34)	(35)	—
Net cash from/(used in) investing activities	$17	$111	$(137)	$77	$(108)	$(35)	$(75)
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net payments on revolving credit facility	—	20	118	—	—	—	138
Repayments of debt	—	—	—	—	(1)	—	(1)
Proceeds from issuance of shares	22	—	—	—	—	—	22
Dividends paid	(77)	—	—	—	—	—	(77)
(Repayments of)/proceeds from intercompany financing activities, net	—	(1)	50	5	(89)	35	—
Net cash (used in)/from financing activities	$(55)	$19	$168	$5	$(90)	$35	$82
DECREASE IN CASH AND CASH EQUIVALENTS	—	—	—	—	(40)	—	(40)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	(1)	—	(1)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	—	—	1,033	—	1,033
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$—	$—	$992	$—	$992

Unaudited Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2018
	Willis Towers Watson plc	Willis North America	Trinity Acquisition plc	Other guarantors	Non-guarantors	Eliminations	Consolidated
NET CASH FROM/(USED IN) OPERATING ACTIVITIES	$72	$(98)	$(196)	$245	$328	$(333)	$18
CASH FLOWS (USED IN)/FROM INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	—	—	(1)	(64)	—	(65)
Capitalized software costs	—	—	—	—	(13)	—	(13)
Acquisitions of operations, net of cash acquired	—	—	—	—	(5)	—	(5)
Net proceeds from sale of operations	—	—	—	—	4	—	4
(Repayments of)/proceeds from intercompany investing activities, net	(17)	67	326	63	(195)	(244)	—
Net cash (used in)/from investing activities	$(17)	$67	$326	$62	$(273)	$(244)	$(79)
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net borrowings on revolving credit facility	—	55	6	—	—	—	61
Repayments of debt	—	—	—	—	(21)	—	(21)
Proceeds from issuance of shares	11	—	—	—	—	—	11
Cash paid for employee taxes on withholding shares	—	—	—	—	(7)	—	(7)
Dividends paid	(68)	—	(332)	(1)	—	333	(68)
(Repayments of)/proceeds from intercompany financing activities, net	—	(24)	196	(306)	(110)	244	—
Net cash (used in)/from financing activities	$(57)	$31	$(130)	$(307)	$(138)	$577	$(24)
DECREASE IN CASH AND CASH EQUIVALENTS	(2)	—	—	—	(83)	—	(85)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	9	—	9
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2	—	—	1	1,027	—	1,030
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$—	$1	$953	$—	$954

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion includes forward-looking statements. See ‘Disclaimer Regarding Forward-looking Statements’ for certain cautionary information regarding forward-looking statements and a list of factors that could cause actual results to differ materially from those predicted in those statements.

This discussion includes references to non-GAAP financial measures as defined in the rules of the SEC. We present such non-GAAP financial measures, specifically, adjusted, constant currency and organic non-GAAP financial measures, as we believe such information is of interest to the investment community because it provides additional meaningful methods of evaluating certain aspects of the Company’s operating performance from period to period on a basis that may not be otherwise apparent under U.S. GAAP, and these provide a measure against which our businesses may be assessed in the future.

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

Insurance market rates vary by geography, industry and client segment. As a result, and due to the global and diverse nature of our business, we view rates in the aggregate. Overall, we are currently seeing a modest increase in pricing across most insurance lines.

Typically, our business benefits from regulatory change, political risk or economic uncertainty. Insurance broking generally tracks the economy, but demand for both insurance broking and consulting services usually remains steady during times of uncertainty. We have some businesses, such as our health and benefits and administration businesses, which can be counter-cyclical during the early period of a significant economic change.

Management has considered the uncertainties about the near-term and longer-term effects of Brexit on the Company. The terms of Brexit, the date and manner of its occurrence, and its impact, remain uncertain, and the Company is currently in the process of establishing appropriate arrangements for the continued servicing of client business. For a further discussion of the risks of Brexit to the Company, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K, filed with the SEC on February 27, 2019.

On an annual basis for 2019, although we expect that approximately 22% of our revenue will be generated in the U.K., we expect that approximately 12% of revenue will be denominated in Pounds sterling, as much of the insurance business is transacted in U.S. dollars. We expect that approximately 21% of our expenses will be denominated in Pounds sterling. We have a Company hedging strategy for this aspect of our business, which is designed to mitigate significant fluctuations in currency.

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

See Part II, Item 1A. Risk Factors elsewhere within this Form 10-Q, and Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K, filed with the SEC on February 27, 2019 for a discussion of risks that may affect our ability to compete.

Financial Statement Overview

The table below sets forth our summarized condensed consolidated statements of comprehensive income and data as a percentage of revenue for the periods indicated.

	Three Months Ended March 31,
	2019		2018
	($ in millions, except per share data)
Revenue	$2,312	100%	$2,292	100%
Costs of providing services
Salaries and benefits	1,348	58%	1,377	60%
Other operating expenses	418	18%	423	18%
Depreciation	54	2%	49	2%
Amortization	127	5%	141	6%
Transaction and integration expenses	6	—%	43	2%
Total costs of providing services	1,953		2,033
Income from operations	359	16%	259	11%
Interest expense	(54)	(2)%	(51)	(2)%
Other income, net	55	2%	56	2%
Provision for income taxes	(67)	(3)%	(43)	(2)%
Income attributable to non-controlling interests	(6)	—%	(6)	—%
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$287	12%	$215	9%
Diluted earnings per share	$2.20		$1.61

Consolidated Revenue

Revenue was approximately $2.3 billion, for both the three months ended March 31, 2019 and 2018, with a current year increase of $20 million, or 1%. Adjusting for the impact of foreign currency, our organic revenue growth was 5% for the three months ended March 31, 2019. The organic increase in revenue was driven by strong performances in all segments.

Our revenue can be materially impacted by changes in currency conversions, which can fluctuate significantly over the course of a calendar year. For the three months ended March 31, 2019, currency translation decreased our consolidated revenue by $84 million. The primary currencies driving this change were the Euro and Pound sterling.

The following table details our top five markets based on the percentage of consolidated revenue (in U.S. dollars) from the countries where work was performed for the three months ended March 31, 2019. These figures do not represent the currency of the related revenue, which is presented in the next table.

Geographic Region	% of Revenue
United States	41%
United Kingdom	25%
France	7%
Germany	3%
Canada	2%

The table below details the percentage of our revenue and expenses by transactional currency for the three months ended March 31, 2019.

Transactional Currency	Revenue	Expenses (i)
U.S. dollars	51%	47%
Pounds sterling	13%	21%
Euro	21%	14%
Other currencies	15%	18%

(i)

These percentages exclude certain expenses for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. These items include Merger-related amortization of intangible assets and transaction and integration expenses.

The following table sets forth the total revenue for the three months ended March 31, 2019 and 2018 and the components of the change in total revenue for the three months ended March 31, 2019, as compared to the respective prior year period:

				Components of Revenue Change (i)
			As		Constant
	Three Months Ended March 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2019	2018	Change	Impact	Change	Divestitures	Change
	($ in millions)
Revenue	$2,312	$2,292	1%	(4)%	5%	—%	5%

(i)	Components of revenue change may not add due to rounding.

Definitions of Constant Currency Change and Organic Change are included under the section entitled ‘Non-GAAP Financial Measures’ elsewhere within Item 2 of this Form 10-Q.

Segment Revenue

The segment descriptions below should be read in conjunction with the full descriptions of our businesses contained in Part I, Item 1. Business, within our Annual Report on Form 10-K, filed with the SEC on February 27, 2019.

The Company experiences seasonal fluctuations in its revenue. Revenue is typically higher during the Company’s first and fourth quarters due primarily to the timing of broking-related activities.

Human Capital and Benefits (‘HCB’)

The HCB segment provides an array of advice, broking, solutions and software for our clients. HCB is the largest segment of the Company, and is focused on addressing our clients’ people and risk needs to help them take on the challenges of operating in a global marketplace. This segment also delivers full outsourcing services to employers outside of the U.S.

The following table sets forth HCB segment revenue for the three months ended March 31, 2019 and 2018, and the components of the change in revenue for the three months ended March 31, 2019 from the three months ended March 31, 2018.

				Components of Revenue Change (i)
			As		Constant
	Three Months Ended March 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2019	2018	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$829	$832	—%	(3)%	3%	—%	3%

(i)	Components of revenue change may not add due to rounding.

HCB segment revenue for the three months ended March 31, 2019 and 2018 was $829 million and $832 million, respectively. On an organic basis, Health and Benefits delivered significant revenue growth, driven by increased consulting and brokerage services, growth in specialty products, and expansion of our client portfolio for both local and global appointments. Health and Benefits’ revenue growth was bolstered further by revenue reductions in the prior year resulting from the initial adoption of the new revenue standard, ASC 606. Our Talent and Rewards business generated moderate revenue growth, resulting from increased product revenue and advisory work in North America and Western Europe. Retirement revenue declined somewhat compared to the prior year first quarter primarily as a result of a timing difference in the current quarter along with the impact of being an ‘off year’ in the triennial valuation cycle in both Canada and Great Britain. Technology and Administration Solutions revenue also declined slightly due to decreased project demand in Great Britain.

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

The following table sets forth CRB revenue for the three months ended March 31, 2019 and 2018, and the components of the change in revenue for the three months ended March 31, 2019 from the three months ended March 31, 2018.

				Components of Revenue Change (i)
			As		Constant
	Three Months Ended March 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2019	2018	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$728	$740	(2)%	(5)%	3%	—%	4%

(i)	Components of revenue change may not add due to rounding.

CRB segment revenue for the three months ended March 31, 2019 and 2018 was $728 million and $740 million, respectively. On an organic basis, North America continued to lead the segment, followed by Western Europe and International, primarily with new business generation along with strong management of the renewal book portfolio. Revenue in Great Britain decreased nominally.

Investment, Risk and Reinsurance (‘IRR’)

The IRR segment uses a sophisticated approach to risk, which helps clients free up capital and manage investment complexity. This segment works closely with investors, reinsurers and insurers to manage the equation between risk and return. Blending advanced analytics with deep institutional knowledge, IRR identifies new opportunities to maximize performance. This segment provides investment consulting and discretionary management services and insurance specific services and solutions through reserves opinions, software, ratemaking, risk underwriting and reinsurance broking.

The following table sets forth IRR revenue for the three months ended March 31, 2019 and 2018, and the components of the change in revenue for the three months ended March 31, 2019 from the three months ended March 31, 2018.

				Components of Revenue Change (i)
			As		Constant
	Three Months Ended March 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2019	2018	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$589	$574	3%	(4)%	6%	1%	5%

(i)	Components of revenue change may not add due to rounding.

IRR segment revenue for the three months ended March 31, 2019 and 2018 was $589 million and $574 million, respectively. On an organic basis, Reinsurance, Insurance Consulting and Technology, Underwriting and Capital Management, and Max Matthiessen drove the segment’s strong performance. Reinsurance and Underwriting and Capital Management growth was driven by net new business growth and favorable renewal factors while Insurance Consulting and Technology revenue grew from strong technology sales. Max Matthiessen revenue increased as a result of overall growth in net commissions. The segment’s revenue growth was partially offset by a decline in our Wholesale business due to decreased net new business and a decline in Investment revenue, resulting from lower asset-based fees and one-time revenue items in the prior year.

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

The following table sets forth BDA revenue for the three months ended March 31, 2019 and 2018, and the components of the change in revenue for the three months ended March 31, 2019 from the three months ended March 31, 2018.

				Components of Revenue Change (i)
			As		Constant
	Three Months Ended March 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2019	2018	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$135	$122	10%	—%	10%	—%	10%

(i)	Components of revenue change may not add due to rounding.

BDA segment revenue for the three months ended March 31, 2019 and 2018 was $135 million and $122 million, respectively. BDA’s growth was primarily led by the continued expansion of its client base and increased demand for project work in the mid-market and large-market spaces.

Costs of Providing Services

Total costs of providing services were approximately $2.0 billion for both the three months ended March 31, 2019 and 2018, with a current year decrease of $80 million, or 4%. See the following discussion for further details.

Salaries and benefits

Salaries and benefits for the three months ended March 31, 2019 were $1.3 billion, compared to $1.4 billion for the three months ended March 31, 2018, a decrease of $29 million, or 2%, from the prior year. The decrease was primarily a result of lower incentive accruals as well as slight decreases in salaries and benefits. As a result, salaries and benefits as a percent of revenue decreased to 58% for the three months ended March 31, 2019 from 60% for the three months ended March 31, 2018.

Other operating expenses

Other operating expenses for the three months ended March 31, 2019 were $418 million, compared to $423 million for the three months ended March 31, 2018, a decrease of $5 million, or 1%. This decrease was primarily due to lower professional liability, travel and occupancy costs, partially offset by higher business taxes.

Depreciation

Depreciation for the three months ended March 31, 2019 was $54 million, compared to $49 million for the three months ended March 31, 2018, an increase of $5 million, or 10%. This increase was primarily due to a higher depreciable base of assets resulting from additional assets placed in service during 2018.

Amortization

Amortization for the three months ended March 31, 2019 was $127 million, compared to $141 million for the three months ended March 31, 2018, a decrease of $14 million, or 10%. Our intangible amortization is more heavily weighted to the initial years of the useful lives of the related intangibles, and therefore amortization will continue to decrease over time.

Transaction and integration expenses

Transaction and integration expenses for the three months ended March 31, 2019 is comprised of $6 million of transaction costs related to the pending acquisition of TRANZACT, compared to $43 million of integration costs for the three months ended March 31, 2018. There were no integration costs incurred during 2019 due to the completion of all integration activities in 2018 in connection with the Merger.

Income from Operations

Income from operations for the three months ended March 31, 2019 was $359 million, compared to $259 million for the three months ended March 31, 2018, an increase of $100 million. This increase resulted mostly from lower operating expenses of $80 million, primarily driven by the absence of integration expenses of $43 million, along with higher revenue of $20 million.

Interest Expense

Interest expense for the three months ended March 31, 2019 was $54 million, compared to $51 million for the three months ended March 31, 2018, an increase of $3 million, or 6%. This increase resulted from higher interest rates associated with our additional senior notes offering during the second half of 2018, combined with slightly higher outstanding debt balances between the periods.

Other Income, Net

Other income, net for the three months ended March 31, 2019 was $55 million, compared to $56 million for the three months ended March 31, 2018, a decrease of $1 million, primarily resulting from decreased pension income, partially offset by the absence of the loss on disposal of operations from the prior year and favorable foreign exchange activity for the current quarter.

Provision for Income Taxes

Provision for income taxes for the three months ended March 31, 2019 was $67 million, compared to $43 million for the three months ended March 31, 2018, an increase to income tax expense of $24 million. The effective tax rate was 18.8% for the three months ended March 31, 2019, and 16.3% for the three months ended March 31, 2018. These effective tax rates are calculated using extended values from our condensed consolidated statements of comprehensive income, and are therefore more precise tax rates than can be calculated from rounded values. The increase in the effective tax rate for the period ended March 31, 2019 compared to the period ended March 31, 2018 was primarily due to additional taxes on global intangible low-taxed income (GILTI).

Net Income Attributable to Willis Towers Watson

Net income attributable to Willis Towers Watson for the three months ended March 31, 2019 was $287 million, compared to $215 million for the three months ended March 31, 2018, an increase of $72 million, or 33%. This increase was primarily due to lower operating expenses and organic revenue growth across all segments.

Liquidity and Capital Resources

Executive Summary

Our principal sources of liquidity are funds generated by operating activities, available cash and cash equivalents and amounts available under our revolving credit facilities or new debt offerings.

Based on our current balance sheet and cash flows, current market conditions and information available to us at this time, we believe that Willis Towers Watson has access to sufficient liquidity, which includes our undrawn revolving credit facilities, to meet our cash needs for the next twelve months, including investing in the business for growth, scheduled debt repayments and dividend payments. Additionally, we have secured term loan financing to complete our pending acquisition of TRANZACT.

The Company accrues taxes related to its undistributed earnings of subsidiaries when it expects that it will recover those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of our subsidiaries. In 2017, as a result of U.S. Tax Reform, we analyzed our global working capital and cash requirements and the potential tax liabilities attributable to a repatriation, and changed our assertion with respect to certain legacy Towers Watson subsidiaries. For those subsidiaries for which we were able to make a reasonable estimate of the tax effects of such repatriation, we recorded an estimate for foreign withholding and state income taxes. For all other subsidiaries, we continue to assert that the historical cumulative earnings have been reinvested indefinitely, and therefore do not provide deferred taxes on these amounts. If future events, including material changes in estimates of cash, working capital, long-term investment requirements or additional guidance relating to U.S. Tax Reform, necessitate that these earnings be distributed, an additional provision for income and foreign withholding taxes, net of credits, may be necessary. Other potential sources of cash may be through the settlement of intercompany loans or return of capital distributions in a tax-efficient manner.

Events that could change the historical cash flow dynamics discussed above include significant changes in operating results, potential future acquisitions or divestitures, material changes in geographic sources of cash, unexpected adverse impacts from litigation or regulatory matters, or future pension funding during periods of severe downturn in the capital markets.

Assets and liabilities associated with non-U.S. entities have been translated into U.S. dollars as of March 31, 2019 at U.S. dollar rates that fluctuate compared to historical periods. As a result, cash flows derived from changes in the condensed consolidated balance sheets include the impact of the change in foreign exchange translation rates.

Cash and Cash Equivalents

Our cash and cash equivalents at March 31, 2019 totaled $992 million, compared to $1.0 billion at December 31, 2018. The decrease in cash from December 31, 2018 to March 31, 2019 was primarily due to negative cash flows from our operating activities resulting from a shift in the timing of income tax payments and pension contributions and higher bonus payments in the first quarter of 2019 following the positive operating performance in 2018.

Additionally, at March 31, 2019, $977 million was available to draw against our $1.25 billion revolving credit facility as compared to $1.1 billion, which was available to draw against the facility at December 31, 2018.

Included within cash and cash equivalents at March 31, 2019 and December 31, 2018 are amounts held for regulatory capital adequacy requirements, including $83 million and $90 million, respectively, held within our regulated U.K. entities.

Summarized Condensed Consolidated Cash Flows

The following table presents the summarized condensed consolidated cash flow information for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Net cash (used in)/from:
Operating activities	$(47)	$18
Investing activities	(75)	(79)
Financing activities	82	(24)
DECREASE IN CASH AND CASH EQUIVALENTS	(40)	(85)
Effect of exchange rate changes on cash and cash equivalents	(1)	9
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,033	1,030
CASH AND CASH EQUIVALENTS, END OF PERIOD	$992	$954

Cash Flows (Used In)/From Operating Activities

Cash flows used in operating activities were $47 million for the three months ended March 31, 2019, compared to cash flows from operating activities of $18 million for the three months ended March 31, 2018. The $47 million of net cash used in operating activities for the three months ended March 31, 2019 included net income of $293 million and $187 million of non-cash adjustments, partially offset by changes in operating assets and liabilities of $527 million. This decrease in cash flows from operations as compared to the prior year primarily resulted from a shift in the timing of income tax payments and pension contributions and higher bonus payments in the first quarter of 2019.

The $18 million of net cash from operating activities for the three months ended March 31, 2018 included net income of $221 million, adjusted for $138 million of non-cash adjustments, largely offset by changes in operating assets and liabilities of $341 million.

Cash Flows Used In Investing Activities

Cash flows used in investing activities for the three months ended March 31, 2019 and 2018 were $75 million and $79 million, respectively, primarily driven by capital expenditures and capitalized software additions.

Cash Flows From/(Used In) Financing Activities

Cash flows from financing activities for the three months ended March 31, 2019 were $82 million. The significant financing activities included net borrowings of $137 million and proceeds from the issuance of shares of $22 million, partially offset by dividend payments of $77 million.

Cash flows used in financing activities for the three months ended March 31, 2018 were $24 million. The significant financing activities included dividend payments of $68 million, which were partially offset by net borrowings of $40 million.

Indebtedness

Total debt, total equity, and the capitalization ratios at March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
	($ in millions)
Long-term debt	$4,518	$4,389
Current debt	187	186
Total debt	$4,705	$4,575

Total Willis Towers Watson shareholders’ equity	$10,092	$9,852

Capitalization ratio	31.8%	31.7%

At March 31, 2019, our mandatory debt repayment over the next twelve months is a scheduled repayment of $187 million on our outstanding 7.000% senior notes due in 2019.

As part of the pending acquisition of TRANZACT, the Company has secured financing of up to $1.1 billion in the form of a one-year unsecured term loan. Borrowing will occur in conjunction with the closing of the acquisition, which is expected during the third quarter of 2019.

At March 31, 2019 and December 31, 2018, we were in compliance with all financial covenants.

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

At March 31, 2019 and December 31, 2018, we had fiduciary funds of $3.5 billion and $3.3 billion, respectively.

Share Repurchase Program

The Company is authorized to repurchase shares, by way of redemption, and will consider whether to do so from time to time, based on many factors, including market conditions. There are no expiration dates for our repurchase plans or programs. At March 31, 2019, approximately $399 million remained on the current repurchase authority. The maximum number of shares that could be repurchased based on the closing price of our ordinary shares on March 29, 2019 of $175.65 was 2,271,829.

There are no expiration dates for the repurchase plans or programs. During the three months ended March 31, 2019, the Company had no share repurchase activity. As a result of our pending acquisition of TRANZACT, in the near term, we expect to repurchase shares primarily to offset dilution from our share-based compensation.

Capital Commitments

Capital expenditures for fixed assets and software for internal use were $57 million during the three months ended March 31, 2019. The Company estimates that there will be additional such expenditures of approximately $190 million during the remainder of 2019. We expect cash from operations to adequately provide for these cash needs. There have been no material changes to our capital commitments since December 31, 2018.

Dividends

Total cash dividends of $77 million were paid during the three months ended March 31, 2019. In February 2019, the board of directors approved a quarterly cash dividend of $0.65 per share ($2.60 per share annualized rate), which was paid on April 15, 2019 to shareholders of record as of March 31, 2019.

Off-Balance Sheet Arrangements and Contractual Obligations

Off-Balance Sheet Transactions

As of January 1, 2019, in accordance with ASC 842, we recognized operating lease commitments on the condensed consolidated balance sheet, which were previously an off-balance sheet arrangement (see Note 12 — Leases for further information). Other than this change, see Part II, Item 7. ‘Off-Balance Sheet Arrangements and Contractual Obligations’ in our Annual Report on Form 10-K, filed with the SEC on February 27, 2019, for a discussion pertaining to off-balance sheet transactions.

Contractual Obligations

Material changes to our contractual obligations since we filed our Annual Report on Form 10-K with the SEC on February 27, 2019 are discussed in Note 9 — Debt.

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

Within the measures referred to as ‘adjusted’, we adjust for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. Some of these items may not be applicable for the current quarter, however they are expected to be part of our full-year results. These items include the following:

•

Transaction and integration expenses - Management believes it is appropriate to adjust for transaction and integration expenses when they relate to a specific significant program with a defined set of activities and costs that are not expected to continue beyond a defined period of time, or significant acquisition-related transaction expenses. We believe the adjustment is necessary to present how the Company is performing, both now and in the future when the incurrence of these costs will have concluded.

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

•

Organic change - Excludes the impact of fluctuations in foreign currency exchange rates as described above and the period-over-period impact of acquisitions and divestitures on current-year revenue. We believe that excluding transaction-related items from our U.S. GAAP financial measures provides useful supplemental information to our investors, and it is important in illustrating what our core operating results would have been had we not included these transaction-related items, since the nature, size and number of these transaction-related items can vary from period to period.

The constant currency and organic change results, and a reconciliation from the reported results for consolidated revenue are included in the Consolidated Revenue section within this Form 10-Q. These measures are also reported by segment in the Segment Revenue section within this Form 10-Q.

A reconciliation of the reported changes to the constant currency and organic changes for the three months ended March 31, 2019 from the three months ended March 31, 2018 is as follows:

				Components of Revenue Change (i)
			As		Constant
	Three Months Ended March 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2019	2018	Change	Impact	Change	Divestitures	Change
	($ in millions)
Revenue	$2,312	$2,292	1%	(4)%	5%	—%	5%

(i)	Components of revenue change may not add due to rounding.

Adjusting for the impacts of foreign currency and acquisitions and disposals in the calculation of our organic activity, our revenue grew by 5% for the three months ended March 31, 2019. This organic increase in revenue was driven by strong performances in all segments.

Adjusted Operating Income

We consider adjusted operating income to be an important financial measure, which is used to internally evaluate and assess our core operations and to benchmark our operating results against our competitors.

Adjusted operating income is defined as income from operations adjusted for amortization, transaction and integration expenses and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results.

Reconciliations of income from operations to adjusted operating income for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Income from operations	$359	$259
Adjusted for certain items:
Amortization	127	141
Transaction and integration expenses	6	43
Adjusted operating income	$492	$443

Adjusted operating income increased for the three months ended March 31, 2019 to $492 million, from $443 million for the three months ended March 31, 2018. This increase was primarily due to lower operating expenses and organic revenue growth across all segments.

Adjusted EBITDA

We consider adjusted EBITDA to be an important financial measure, which is used internally to evaluate and assess our core operations, to benchmark our operating results against our competitors and to evaluate and measure our performance-based compensation plans.

Adjusted EBITDA is defined as net income adjusted for provision for income taxes, interest expense, depreciation and amortization, transaction and integration expenses, (gain)/loss on disposal of operations and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results.

Reconciliations of net income to adjusted EBITDA for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
	2019	2018
	(in millions)
NET INCOME	$293	$221
Provision for income taxes	67	43
Interest expense	54	51
Depreciation	54	49
Amortization	127	141
Transaction and integration expenses	6	43
Loss on disposal of operations	—	9
Adjusted EBITDA	$601	$557

Adjusted EBITDA for the three months ended March 31, 2019 was $601 million, compared to $557 million for the three months ended March 31, 2018. This increase was primarily due to lower operating expenses and organic revenue growth across all segments.

Adjusted Net Income and Adjusted Diluted Earnings Per Share

Adjusted net income is defined as net income attributable to Willis Towers Watson adjusted for amortization, transaction and integration expenses, (gain)/loss on disposal of operations and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results, the related tax effect of those adjustments and the tax effects of internal reorganizations. This measure is used solely for the purpose of calculating adjusted diluted earnings per share.

Adjusted diluted earnings per share is defined as adjusted net income divided by the weighted-average number of shares of common stock, diluted. Adjusted diluted earnings per share is used to internally evaluate and assess our core operations and to benchmark our operating results against our competitors.

Reconciliations of net income attributable to Willis Towers Watson to adjusted diluted earnings per share for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
	2019	2018
	($ in millions)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$287	$215
Adjusted for certain items:
Amortization	127	141
Transaction and integration expenses	6	43
Loss on disposal of operations	—	9
Tax effect on certain items listed above (i)	(32)	(47)
Adjusted net income	$388	$361

Weighted-average shares of common stock — diluted	130	133

Diluted earnings per share	$2.20	$1.61
Adjusted for certain items (ii) :
Amortization	0.97	1.06
Transaction and integration expenses	0.05	0.32
Loss on disposal of operations	—	0.07
Tax effect on certain items listed above (i)	(0.25)	(0.35)
Adjusted diluted earnings per share	$2.98	$2.71

(i)	The tax effect was calculated using an effective tax rate for each item.
(ii)	Per share values and totals may differ due to rounding.

Our adjusted diluted earnings per share increased for the three months ended March 31, 2019 as compared to the prior year primarily due to lower operating expenses and organic revenue growth across all segments.

Adjusted Income Before Taxes and Adjusted Income Taxes/Tax Rate

Adjusted income before taxes is defined as income from operations before income taxes adjusted for amortization, transaction and integration expenses, (gain)/loss on disposal of operations and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results. Adjusted income before taxes is used solely for the purpose of calculating the adjusted income tax rate.

Adjusted income taxes/tax rate is defined as the provision for income taxes adjusted for taxes on certain items of amortization, transaction and integration expenses, (gain)/loss on disposal of operations, the tax effects of internal reorganizations and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results, divided by adjusted income before taxes. Adjusted income taxes is used solely for the purpose of calculating the adjusted income tax rate.

Management believes that the adjusted income tax rate presents a rate that is more closely aligned to the rate that we would incur if not for the reduction of pre-tax income for the adjusted items and the tax effects of our internal reorganization, which are not core to our current and future operations.

Reconciliations of income from operations before income taxes to adjusted income before taxes and provision for income taxes to adjusted income taxes for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
	2019	2018
	($ in millions)
INCOME FROM OPERATIONS BEFORE INCOME TAXES	$360	$264
Adjusted for certain items:
Amortization	127	141
Transaction and integration expenses	6	43
Loss on disposal of operations	—	9
Adjusted income before taxes	$493	$457

Provision for income taxes	$67	$43
Tax effect on certain items listed above (i)	32	47
Adjusted income taxes	$99	$90

U.S. GAAP tax rate	18.8%	16.3%
Adjusted income tax rate	20.1%	19.7%

(i)	The tax effect was calculated using an effective tax rate for each item.

Our U.S. GAAP tax rates were 18.8% and 16.3% for the three months ended March 31, 2019 and 2018, respectively. The increase in the U.S. GAAP tax rate for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to additional taxes on global intangible low-taxed income (GILTI).

Our adjusted income tax rates were 20.1% and 19.7% for the three months ended March 31, 2019 and 2018, respectively.

Free Cash Flow

Free cash flow is defined as cash flows (used in)/from operating activities less cash used to purchase fixed assets and software for internal use. Free cash flow is a liquidity measure and is not meant to represent residual cash flow available for discretionary expenditures. Management believes that free cash flow presents the core operating performance and cash generating capabilities of our business operations.

Reconciliations of cash flows (used in)/from operating activities to free cash flow for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Cash flows (used in)/from operating activities	$(47)	$18
Less: Additions to fixed assets and software for internal use	(57)	(65)
Free cash flow	$(104)	$(47)

The decrease in free cash flows in 2019 primarily resulted from a shift in the timing of income tax payments and pension contributions and higher bonus payments in the first quarter of 2019.

Critical Accounting Policies and Estimates

There were no material changes from the Critical Accounting Policies and Estimates disclosed in our 2018 Annual Report on Form 10-K, filed with the SEC on February 27, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have considered changes in our exposure to market risks during the three months ended March 31, 2019 and have determined that there have been no material changes to our exposure to market risks from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 27, 2019.

However, as described in our Form 10-K, we are exposed to interest rate risk. Specifically, as a result of our operating activities, we receive cash for premiums and claims which we deposit in short-term investments denominated in U.S. dollars and other currencies.  We earn interest on these funds, which is included in our condensed consolidated financial statements as interest income. These funds are regulated in terms of access and the instruments in which they may be invested, most of which are short-term in maturity. At March 31, 2019, we held $1.8 billion of fiduciary funds invested in interest-bearing accounts. If short-term interest rates increased or decreased by 25 basis points, interest earned on these invested fiduciary funds, and therefore our interest income recognized, would increase or decrease by approximately $4 million on an annualized basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2019, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (‘CEO’) and the Chief Financial Officer (‘CFO’), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined by Exchange Act Rule 13a-15(e). Based upon that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures are effective in ensuring that the information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the CEO and the CFO, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1. regarding our legal proceedings is incorporated by reference herein from Part I, Item 1 Note 13 — Commitments and Contingencies - Legal Proceedings of the notes to the condensed consolidated financial statements in this Form 10-Q for the quarter ended March 31, 2019.

ITEM 1A. RISK FACTORS

Except as described below, there are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K, filed with the SEC on February 27, 2019. We urge you to read the risk factors contained in our Annual Report.

Our pending acquisition of TRANZACT may create incremental business, regulatory and reputational risks.

On March 30, 2019, the Company entered into an agreement to acquire TRANZACT, a U.S.-based direct-to-consumer health care organization that links individuals to US insurance carriers. The TRANZACT acquisition entails important risks, including the following, among others: the risk that we are unable to obtain requisite regulatory approvals or the satisfaction of other conditions to the consummation of the proposed transaction on the proposed terms and schedule, if at all; the risk that we are unable to successfully integrate TRANZACT’S operations and employees and realize its benefits, including the acceleration of our direct-to-consumer strategy at the times and to the extent anticipated; the potential impact of the consummation of the proposed transaction on relationships, including with employees, suppliers, clients and competitors; the risk of material changes in U.S. health care regulation; changes in general economic, business and political conditions, including changes in the financial markets; significant competition in the marketplace; and compliance with extensive government regulation. For a further discussion of risks relating to our Benefits and Delivery Administration segment, and with respect to acquisitions generally, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K, filed with the SEC on February 27, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2019, no shares were issued by the Company without registration under the Securities Act of 1933, as amended.

(c) Issuer Purchases of Equity Securities

The Company is authorized to repurchase shares, by way of redemption, and will consider whether to do so from time to time, based on many factors, including market conditions. There are no expiration dates for these repurchase plans or programs.

There was no share repurchase activity during the three months ended March 31, 2019.

The maximum number of shares that may yet be purchased under the existing stock repurchase plan is 2,271,829. At March 31, 2019, approximately $399 million remained on the current open-ended repurchase authority granted by the board. An estimate of the maximum number of shares under the existing authorities was determined using the closing price of our ordinary shares on March 29, 2019 of $175.65. As a result of our pending acquisition of TRANZACT, in the near term, we expect to repurchase shares primarily to offset dilution from our share-based compensation.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
4.1

Form of Indenture among Willis Towers Watson Public Limited Company, as issuer, Willis Towers Watson Sub Holdings Unlimited Company, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Willis Towers Watson UK Holdings Limited, Trinity Acquisition plc and Willis Group Limited and Willis North America Inc., as guarantors, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-3 filed by the Company on March 11, 2019).

10.1	Performance-Based Restricted Share Unit Award Agreement, dated February 26, 2019, by and between Willis Towers Watson Public Limited Company and John J. Haley†*
31.1	Certification of the Registrant’s Chief Executive Officer, John J. Haley, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*
31.2	Certification of the Registrant’s Chief Financial Officer, Michael J. Burwell, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*
32.1

Certification of the Registrant’s Chief Executive Officer, John J. Haley, and Chief Financial Officer, Michael J. Burwell, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed or furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Willis Towers Watson Public Limited Company
(Registrant)

/s/ John J. Haley		May 3, 2019
Name:	John J. Haley	Date
Title:	Chief Executive Officer

/s/ Michael J. Burwell		May 3, 2019
Name:	Michael J. Burwell	Date
Title:	Chief Financial Officer

/s/ Susan D. Davies		May 3, 2019
Name:	Susan D. Davies	Date
Title:	Principal Accounting Officer and Controller