Form 10-Q
period 2019-06-30
WILLIS TOWERS WATSON PLC
filed 2019-08-01
CIK 1140536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 30, 2019, there were outstanding 128,994,464 ordinary shares, nominal value $0.000304635 per share, of the registrant.

WILLIS TOWERS WATSON

INDEX TO FORM 10-Q

For the Three and Six Months Ended June 30, 2019

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

‘Miller’	Miller Insurance Services LLP and its subsidiaries

‘TRANZACT’	CD&R TZ Holdings, Inc. and its subsidiaries, doing business as TRANZACT

‘U.S.’	United States

‘U.K.’	United Kingdom

‘Brexit’	The United Kingdom’s planned exit from the European Union, which has a deadline of October 31, 2019.

‘E.U.’	European Union or European Union 27 (the number of member countries following the United Kingdom’s exit)

‘U.S. GAAP’	United States Generally Accepted Accounting Principles

‘FASB’	Financial Accounting Standards Board

‘ASU’	Accounting Standards Update

‘ASC’	Accounting Standards Codification

‘SEC’	Securities and Exchange Commission

Disclaimer Regarding Forward-looking Statements

We have included in this document ‘forward-looking statements’ within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, that address activities, events or developments that we expect or anticipate may occur in the future, including such things as our outlook, future capital expenditures, future share repurchases, growth in revenue, the impact of changes to tax laws on our financial results, business strategies and planned acquisitions, (including the acquisition of TRANZACT), competitive strengths, goals, the benefits of new initiatives, growth of our business and operations, plans and references to future successes, including our future financial and operating results, plans, objectives, expectations and intentions are forward-looking statements. Also, when we use words such as ‘may,’ ‘will,’ ‘would,’ ‘anticipate,’ ‘believe,’ ‘estimate,’ ‘expect,’ ‘intend,’ ‘plan,’ ‘probably,’ or similar expressions, we are making forward-looking statements. Such statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. All forward-looking disclosure is speculative by its nature.

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

•	the risk of material adverse outcomes on existing litigation or investigation matters;
•	changes in the regulatory environment in which we operate, including, among other risks, the impact of pending competition law and regulatory investigations;
•	various claims, government inquiries or investigations or the potential for regulatory action;
•	our ability to make divestitures or acquisitions and our ability to integrate or manage such acquired businesses (including with respect to the acquisition of TRANZACT);
•	failure to protect client data or breaches of information systems;
•	the ability to comply with complex and evolving regulations related to data privacy and cyber security;
•	the potential impact of Brexit;
•	our ability to successfully enhance our billing, collection, and other working capital efforts, and thereby increase our free cash flow;
•	the potential impact of the change in the method for determining the London Interbank Offered Rate (‘LIBOR’);
•	our ability to properly identify and manage conflicts of interest;
•	reputational damage;
•	reliance on third-party services;
•	the loss of key employees;
•	our ability to successfully manage ongoing organizational changes;
•	disasters or business continuity problems;
•	doing business internationally, including the impacts of foreign currency exchange rates;
•	compliance with extensive government regulation;
•	the risk of sanctions imposed by governments, or changes to associated sanction regulations;

•	technological changes;
•	changes and developments in the insurance industry or the U.S. healthcare system;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

WILLIS TOWERS WATSON

Condensed Consolidated Statements of Comprehensive Income

(In millions of U.S. dollars, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$2,048	$1,990	$4,360	$4,282
Costs of providing services
Salaries and benefits	1,278	1,275	2,626	2,652
Other operating expenses	412	406	830	829
Depreciation	59	51	113	100
Amortization	123	140	250	281
Transaction and integration expenses	—	55	6	98
Total costs of providing services	1,872	1,927	3,825	3,960
Income from operations	176	63	535	322
Interest expense	(56)	(52)	(110)	(103)
Other income, net	67	63	122	119
INCOME FROM OPERATIONS BEFORE INCOME TAXES	187	74	547	338
Provision for income taxes	(38)	(9)	(105)	(52)
NET INCOME	149	65	442	286
Income attributable to non-controlling interests	(11)	(7)	(17)	(13)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$138	$58	$425	$273

EARNINGS PER SHARE
Basic earnings per share	$1.06	$0.44	$3.27	$2.06
Diluted earnings per share	$1.06	$0.44	$3.26	$2.05

Comprehensive income/(loss) before non-controlling interests	$132	$(111)	$447	$194
Comprehensive income attributable to non-controlling interests	(13)	(6)	(18)	(13)
Comprehensive income/(loss) attributable to Willis Towers Watson	$119	$(117)	$429	$181

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON

Condensed Consolidated Balance Sheets

(In millions of U.S. dollars, except share data)

(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$812	$1,033
Fiduciary assets	14,609	12,604
Accounts receivable, net	2,461	2,379
Prepaid and other current assets	451	404
Total current assets	18,333	16,420
Fixed assets, net	967	942
Goodwill	10,454	10,465
Other intangible assets, net	3,055	3,318
Right-of-use assets	930	—
Pension benefits assets	886	773
Other non-current assets	541	467
Total non-current assets	16,833	15,965
TOTAL ASSETS	$35,166	$32,385
LIABILITIES AND EQUITY
Fiduciary liabilities	$14,609	$12,604
Deferred revenue and accrued expenses	1,444	1,647
Current debt	187	186
Current lease liabilities	154	—
Other current liabilities	810	864
Total current liabilities	17,204	15,301
Long-term debt	4,284	4,389
Liability for pension benefits	1,125	1,170
Deferred tax liabilities	532	559
Provision for liabilities	549	540
Long-term lease liabilities	941	—
Other non-current liabilities	299	429
Total non-current liabilities	7,730	7,087
TOTAL LIABILITIES	24,934	22,388
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NON-CONTROLLING INTEREST	28	26
EQUITY (i)
Additional paid-in capital	10,644	10,615
Retained earnings	1,442	1,201
Accumulated other comprehensive loss, net of tax	(1,993)	(1,961)
Treasury shares, at cost, 17,519 shares in 2019 and 2018, and 40,000 shares, €1 nominal value, in 2019 and 2018	(3)	(3)
Total Willis Towers Watson shareholders’ equity	10,090	9,852
Non-controlling interests	114	119
Total equity	10,204	9,971
TOTAL LIABILITIES AND EQUITY	$35,166	$32,385

(i)

Equity includes (a) Ordinary shares $0.000304635 nominal value; Authorized 1,510,003,775; Issued 128,982,802 (2019) and 128,921,530 (2018); Outstanding 128,982,802 (2019) and 128,921,530 (2018); (b) Ordinary shares, €1 nominal value; Authorized and Issued 40,000 shares in 2019 and 2018; and (c) Preference shares, $0.000115 nominal value; Authorized 1,000,000,000 and Issued none in 2019 and 2018.

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON

Condensed Consolidated Statements of Cash Flows

(In millions of U.S. dollars)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$442	$286
Adjustments to reconcile net income to total net cash from operating activities:
Depreciation	113	104
Amortization	250	281
Non-cash lease expense	72	—
Net periodic benefit of defined benefit pension plans	(64)	(78)
Provision for doubtful receivables from clients	10	10
Benefit from deferred income taxes	(41)	(48)
Share-based compensation	27	4
Net loss on disposal of operations	—	9
Non-cash foreign exchange loss	13	15
Other, net	(6)	3
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable	(82)	81
Fiduciary assets	(1,961)	(2,193)
Fiduciary liabilities	1,961	2,193
Other assets	(164)	70
Other liabilities	(285)	(325)
Provisions	18	(17)
Net cash from operating activities	303	395
CASH FLOWS USED IN INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	(120)	(141)
Capitalized software costs	(34)	(25)
Acquisitions of operations, net of cash acquired	(1)	(8)
Net proceeds from sale of operations	13	4
Other, net	(6)	17
Net cash used in investing activities	(148)	(153)
CASH FLOWS USED IN FINANCING ACTIVITIES
Net (payments)/borrowings on revolving credit facility	(106)	197
Repayments of debt	(3)	(43)
Repurchase of shares	(51)	(269)
Proceeds from issuance of shares	27	18
Payments of deferred and contingent consideration related to acquisitions	(47)	(41)
Cash paid for employee taxes on withholding shares	(12)	(30)
Dividends paid	(161)	(149)
Acquisitions of and dividends paid to non-controlling interests	(21)	(18)
Net cash used in financing activities	(374)	(335)
DECREASE IN CASH AND CASH EQUIVALENTS	(219)	(93)
Effect of exchange rate changes on cash and cash equivalents	(2)	(26)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,033	1,030
CASH AND CASH EQUIVALENTS, END OF PERIOD	$812	$911

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON

Condensed Consolidated Statements of Changes in Equity

(In millions of U.S. dollars and number of shares in thousands)

(Unaudited)

	Six Months Ended June 30, 2019
	Shares outstanding	Additional paid-in capital	Retained earnings	Treasury shares	AOCL (i)	Total WTW shareholders’ equity	Non-controlling interests	Total equity	Redeemable non-controlling interest (ii)	Total
Balance as of December 31, 2018	128,922	$10,615	$1,201	$(3)	$(1,961)	$9,852	$119	$9,971	$26
Adoption of ASU 2018-02	—	—	36	—	(36)	—	—	—	—
Net income	—	—	287	—	—	287	4	291	2	$293
Dividends declared ($0.65 per share)	—	—	(85)	—	—	(85)	—	(85)	—
Other comprehensive income/(loss)	—	—	—	—	23	23	(1)	22	—	$22
Issuance of shares under employee stock compensation plans	289	22	—	—	—	22	—	22	—
Share-based compensation and net settlements	—	(7)	—	—	—	(7)	—	(7)	—
Balance as of March 31, 2019	129,211	$10,630	$1,439	$(3)	$(1,974)	$10,092	$122	$10,214	$28
Shares repurchased	(280)	—	(51)	—	—	(51)	—	(51)	—
Net income	—	—	138	—	—	138	9	147	2	$149
Dividends declared ($0.65 per share)	—	—	(84)	—	—	(84)	—	(84)	—
Dividends attributable to non-controlling interests	—	—	—	—	—	—	(19)	(19)	(2)
Other comprehensive (loss)/income	—	—	—	—	(19)	(19)	2	(17)	—	$(17)
Issuance of shares under employee stock compensation plans	52	5	—	—	—	5	—	5	—
Share-based compensation and net settlements	—	10	—	—	—	10	—	10	—
Foreign currency translation	—	(1)	—	—	—	(1)	—	(1)	—
Balance as of June 30, 2019	128,983	$10,644	$1,442	$(3)	$(1,993)	$10,090	$114	$10,204	$28

_________________

(i)	Accumulated other comprehensive loss, net of tax (‘AOCL’).
(ii)	The non-controlling interest is related to Max Matthiessen Holding AB.

WILLIS TOWERS WATSON

Condensed Consolidated Statements of Changes in Equity – (continued)

(In millions of U.S. dollars and number of shares in thousands)

(Unaudited)

	Six Months Ended June 30, 2018
	Shares outstanding	Additional paid-in capital	Retained earnings	Treasury shares	AOCL (i)	Total WTW shareholders’ equity	Non-controlling interests	Total equity	Redeemable non-controlling interest (ii)	Total
Balance as of December 31, 2017	132,140	$10,538	$1,104	$(3)	$(1,513)	$10,126	$123	$10,249	$28
Adoption of ASC 606	—	—	317	—	—	317	—	317	—
Net income	—	—	215	—	—	215	6	221	—	$221
Dividends declared ($0.60 per share)	—	—	(79)	—	—	(79)	—	(79)	—
Other comprehensive income	—	—	—	—	83	83	1	84	—	$84
Issuance of shares under employee stock compensation plans	277	11	—	—	—	11	—	11	—
Share-based compensation and net settlements	—	3	—	—	—	3	—	3	—
Foreign currency translation	—	(4)	—	—	—	(4)	—	(4)	—
Balance as of March 31, 2018	132,417	$10,548	$1,557	$(3)	$(1,430)	$10,672	$130	$10,802	$28
Shares repurchased	(1,768)	—	(269)	—	—	(269)	—	(269)	—
Net income	—	—	58	—	—	58	5	63	2	$65
Dividends declared ($0.60 per share)	—	—	(76)	—	—	(76)	—	(76)	—
Dividends attributable to non-controlling interests	—	—	—	—	—	—	(16)	(16)	(2)
Other comprehensive loss	—	—	—	—	(175)	(175)	—	(175)	(1)	$(176)
Issuance of shares under employee stock compensation plans	81	7	—	—	—	7	—	7	—
Share-based compensation and net settlements	—	1	—	—	—	1	—	1	—
Foreign currency translation	—	10	—	—	—	10	—	10	—
Balance as of June 30, 2018	130,730	$10,566	$1,270	$(3)	$(1,605)	$10,228	$119	$10,347	$27

_________________

(i)	Accumulated other comprehensive loss, net of tax (‘AOCL’).
(ii)	The non-controlling interest is related to Max Matthiessen Holding AB.

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

We offer our clients a broad range of services and solutions to help identify and control risks, and to enhance business performance by improving the attraction, retention and engagement of talent.

Our risk identification and control services include strategic risk consulting (including providing actuarial analysis), a variety of due diligence services, the provision of practical on-site risk control services (such as health and safety and property loss control consulting), and analytical and advisory services (such as hazard modeling and reinsurance optimization studies). We also assist our clients with planning for managing incidents or crises when they occur. These services include contingency planning, security audits and product tampering plans.

We help our clients enhance business performance by delivering consulting services, technology and solutions to help anticipate, identify and capitalize on emerging opportunities in human capital management. Our services and solutions encompass such areas as employee benefits, total rewards, talent and benefits outsourcing. In addition, we provide investment advice to help our clients develop disciplined and efficient strategies to meet their investment goals.

As an insurance broker, we act as an intermediary between our clients and insurance carriers by advising on their risk management requirements, helping them to determine the best means of managing risk and negotiating and placing insurance with insurance carriers through our global distribution network.

We operate a private Medicare marketplace in the U.S. through which, along with our active employee marketplace, we help our clients move to a more sustainable economic model by capping and controlling the costs associated with healthcare benefits.

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

The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results that can be expected for the entire year. The Company experiences seasonal fluctuations of its revenue. Revenue is typically higher during the Company’s first and fourth quarters due primarily to the timing of broking-related activities. The results reflect certain estimates and assumptions made by management, including those estimates used in calculating acquisition consideration and fair value of tangible and intangible assets and liabilities, professional liability claims, estimated bonuses, valuation of billed and unbilled receivables, and anticipated tax liabilities that affect the amounts reported in the condensed consolidated financial statements and related notes.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments, which amends the guidance on the impairment of financial instruments. The ASU adds an impairment model (known as the current expected credit loss (‘CECL’) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of lifetime expected credit losses on assets measured at amortized cost, which is intended to result in more timely recognition of such losses. The ASU is also intended to reduce the complexity of U.S. GAAP by decreasing the number of credit impairment models that entities use to account for debt instruments. Further, the ASU makes targeted changes to the impairment model for available-for-sale debt securities. The ASU becomes effective for the Company on January 1, 2020. The Company is still assessing the impact of the CECL model, particularly to the accounting for longer-term accounts receivable and contract asset balances.

Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (‘ASU No. 2016-02’), which requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. Additional ASUs have since been issued which provide amended and additional guidance for the implementation of ASU No. 2016-02. All related guidance has been codified into, and is now known as, ASC 842, Leases (‘ASC 842’). ASC 842 became effective, and was adopted by the Company, on January 1, 2019. See below and Note 12 – Leases for a full description of the Company’s impact from adoption, adoption elections made and the newly-required disclosures.

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

Note 3 — Acquisitions

TRANZACT Acquisition

On March 30, 2019, the Company entered into an agreement to acquire TRANZACT, a U.S.-based provider of comprehensive, direct-to-consumer sales and marketing solutions for leading insurance carriers in the U.S. TRANZACT leverages digital, data and direct marketing solutions to deliver qualified leads, fully-provisioned sales and robust customer management systems to brands seeking to acquire and manage large numbers of consumers. Pursuant to the terms of the acquisition agreement, subject to certain adjustments, the consideration consisted of $1.2 billion payable upon the close of the acquisition, of which $100 million was to be paid at our option in cash or ordinary shares of the Company. Additional contingent consideration in the form of a potential earn-out of up to $200 million was to be paid in either cash or in ordinary shares of the Company at our option in 2021 based on the achievement of certain financial targets. The Company secured a term loan to finance the transaction (see Note 9 — Debt for further information). TRANZACT will operate as part of the Company’s Benefits Delivery and Administration segment.

The transaction closed on July 30, 2019. See Note 17 — Subsequent Events for further information on the final terms of the acquisition.

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

The Company has preliminarily recognized $36 million of intangible assets, primarily arising from client relationships, and $26 million of goodwill. The purchase price allocation as of the acquisition date and our accounting for the related deferred tax assets and liabilities is not yet complete.

Note 4 — Revenue

Disaggregation of Revenue

The Company reports revenue by segment in Note 5 — Segment Information. The following tables present revenue by service offering and segment, as well as reconciliations to total revenue for the three and six months ended June 30, 2019 and 2018. Along with reimbursable expenses and other, total revenue by service offering represents our revenue from customer contracts.

	Three Months Ended June 30,
	HCB		CRB		IRR		BDA		Corporate (ii)		Total
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Broking	$64	$61	$633	$610	$249	$224	$9	$4	$—	$—	$955	$899
Consulting (i)	571	558	36	39	100	107	—	—	3	3	710	707
Outsourced administration (i)	101	116	13	16	3	—	117	115	—	—	234	247
Other (i)	56	40	1	2	52	45	—	—	1	2	110	89
Total revenue by service offering	792	775	683	667	404	376	126	119	4	5	2,009	1,942
Reimbursable expenses and other (ii)	15	17	—	—	2	1	2	2	2	4	21	24
Total revenue from customer contracts	$807	$792	$683	$667	$406	$377	$128	$121	$6	$9	$2,030	$1,966
Interest and other income (iii)	5	5	7	7	5	9	—	—	1	3	18	24
Total revenue	$812	$797	$690	$674	$411	$386	$128	$121	$7	$12	$2,048	$1,990

	Six Months Ended June 30,
	HCB		CRB		IRR		BDA		Corporate (ii)		Total
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Broking	$137	$137	$1,293	$1,274	$654	$615	$12	$8	$—	$—	$2,096	$2,034
Consulting (i)	1,151	1,135	67	83	214	224	—	—	6	6	1,438	1,448
Outsourced administration (i)	224	248	40	39	5	—	249	233	—	—	518	520
Other (i)	103	83	2	5	110	104	—	—	2	3	217	195
Total revenue by service offering	1,615	1,603	1,402	1,401	983	943	261	241	8	9	4,269	4,197
Reimbursable expenses and other (ii)	29	31	—	—	4	3	5	4	9	5	47	43
Total revenue from customer contracts	$1,644	$1,634	$1,402	$1,401	$987	$946	$266	$245	$17	$14	$4,316	$4,240
Interest and other income (iii)	11	9	16	13	15	16	—	—	2	4	44	42
Total revenue	$1,655	$1,643	$1,418	$1,414	$1,002	$962	$266	$245	$19	$18	$4,360	$4,282

______________

(i)

Amounts presented for HCB Outsourced administration revenue include corrections of approximately $48 million and $106 million of revenue that was previously classified as HCB Consulting revenue or HCB Other revenue in our quarterly report on Form 10-Q for the three and six months ended June 30, 2018, respectively.

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

Individual revenue streams aggregating to approximately 5% of total revenue from customer contracts for the three and six months ended June 30, 2019 and 2018, respectively, have been included within the Other line in the tables above.

The following tables present revenue by the geography where our work is performed for the three and six months ended June 30, 2019 and 2018. Reconciliations to total revenue on our condensed consolidated statements of comprehensive income and to segment revenue are shown in the tables above.

	Three Months Ended June 30,
	HCB		CRB		IRR		BDA		Corporate		Total
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
North America	$478	$467	$274	$259	$117	$105	$126	$119	$4	$5	$999	$955
Great Britain	120	120	172	170	196	182	—	—	—	—	488	472
Western Europe	124	124	128	121	51	51	—	—	—	—	303	296
International	70	64	109	117	40	38	—	—	—	—	219	219
Total revenue by geography	$792	$775	$683	$667	$404	$376	$126	$119	$4	$5	$2,009	$1,942

	Six Months Ended June 30,
	HCB		CRB		IRR		BDA		Corporate		Total
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
North America	$949	$929	$494	$474	$281	$258	$261	$241	$8	$9	$1,993	$1,911
Great Britain	238	249	314	318	496	477	—	—	—	—	1,048	1,044
Western Europe	279	278	367	360	120	122	—	—	—	—	766	760
International	149	147	227	249	86	86	—	—	—	—	462	482
Total revenue by geography	$1,615	$1,603	$1,402	$1,401	$983	$943	$261	$241	$8	$9	$4,269	$4,197

Contract Balances

The Company reports accounts receivable, net on the condensed consolidated balance sheet, which includes billed and unbilled receivables and current contract assets. In addition to accounts receivable, net, the Company had the following non-current contract assets and deferred revenue balances at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Billed receivables, net of allowance for doubtful accounts of $43 million and $40 million	$1,865	$1,702
Unbilled receivables	398	356
Current contract assets	198	321
Accounts receivable, net	$2,461	$2,379
Non-current accounts receivable, net	$17	$20
Non-current contract assets	$6	$3
Deferred revenue	$512	$448

During the three and six months ended June 30, 2019, revenue of approximately $54 million and $296 million, respectively, was recognized that was reflected as deferred revenue at December 31, 2018. During the three months ended June 30, 2019, revenue of approximately $214 million was recognized that was reflected as deferred revenue at March 31, 2019.

During the three and six months ended June 30, 2019, the Company recognized approximately $9 million of revenue related to performance obligations satisfied in a prior period.

Performance Obligations

The Company has contracts for which performance obligations have not been satisfied as of June 30, 2019 or have been partially satisfied as of this date. The following table shows the expected timing for the satisfaction of the remaining performance obligations. This table does not include contract renewals nor variable consideration, which was excluded from the transaction prices in accordance with the guidance on constraining estimates of variable consideration.

In addition, in accordance with ASC 606, Revenue From Contracts With Customers (‘ASC 606’), the Company has elected not to disclose the remaining performance obligations when one or both of the following circumstances apply:

•	Performance obligations which are part of a contract that has an original expected duration of less than one year, and
•	Performance obligations satisfied in accordance with ASC 606-10-55-18 (‘right to invoice’).

	Remainder of 2019	2020	2021 onward	Total
Revenue expected to be recognized on contracts as of June 30, 2019	$242	$371	$489	$1,102

Since most of the Company’s contracts are cancellable with less than one year’s notice, and have no substantive penalty for cancellation, the majority of the Company’s remaining performance obligations as of June 30, 2019 have been excluded from the table above.

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

The following table presents segment revenue and segment operating income for our reportable segments for the three months ended June 30, 2019 and 2018.

	Three Months Ended June 30,
	HCB		CRB		IRR		BDA		Total
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Segment revenue	$797	$780	$690	$674	$409	$385	$126	$119	$2,022	$1,958

Segment operating income/(loss)	$169	$149	$104	$97	$109	$89	$(25)	$(31)	$357	$304

The following table presents segment revenue and segment operating income for our reportable segments for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,
	HCB		CRB		IRR		BDA		Total
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Segment revenue	$1,626	$1,612	$1,418	$1,414	$998	$959	$261	$241	$4,303	$4,226

Segment operating income/(loss)	$373	$342	$231	$222	$361	$350	$(46)	$(63)	$919	$851

The following table presents reconciliations of the information reported by segment to the Company’s condensed consolidated statement of comprehensive income amounts reported for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Total segment revenue	$2,022	$1,958	$4,303	$4,226
Reimbursable expenses and other	26	32	57	56
Revenue	$2,048	$1,990	$4,360	$4,282

Total segment operating income	$357	$304	$919	$851
Amortization	(123)	(140)	(250)	(281)
Transaction and integration expenses	—	(55)	(6)	(98)
Unallocated, net (i)	(58)	(46)	(128)	(150)
Income from operations	176	63	535	322
Interest expense	(56)	(52)	(110)	(103)
Other income, net	67	63	122	119
Income from operations before income taxes	$187	$74	$547	$338

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

Note 6 — Income Taxes

Provision for income taxes for the three and six months ended June 30, 2019 was $38 million and $105 million, respectively, compared to $9 million and $52 million for the three and six months ended June 30, 2018, respectively. The effective tax rates were 19.7% and 19.1% for the three and six months ended June 30, 2019, respectively, and 12.7% and 15.5% for the three and six months ended June 30, 2018, respectively. These effective tax rates are calculated using extended values from our condensed consolidated statements of comprehensive income, and are therefore more precise tax rates than can be calculated from rounded values. The increases in the effective tax rates for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 were primarily due to additional taxes on global intangible low-taxed income (‘GILTI’).

In 2017, as a result of U.S. Tax Reform, we analyzed our global working capital and cash requirements and the potential tax liabilities attributable to a repatriation and changed our assertion with respect to certain legacy Towers Watson subsidiaries. For those subsidiaries from which we were able to make a reasonable estimate of the tax effects of such repatriation, we recorded an estimate for foreign withholding and state income taxes. For all other subsidiaries, we continue to assert that the historical cumulative earnings have been reinvested indefinitely, and therefore do not provide deferred taxes on these amounts.

At December 31, 2018, as a result of an international restructuring, we were considering repatriating an additional $2.1 billion, which was previously deemed indefinitely reinvested. As a result, we recorded an estimate for foreign withholding and state income tax expense of approximately $11 million at December 31, 2018. During the three months ended June 30, 2019, we repatriated a portion of this as previously taxed income and return of capital. In June 2019, Treasury regulations were issued that would impact the U.S. taxability of the balance of the earnings associated with the international restructuring. As such, the Company has changed its assertion with respect to any additional earnings from this restructuring for the foreseeable future. Of the original $2.1 billion under consideration, $1.0 billion remains permanently reinvested.

The Company records valuation allowances against net deferred tax assets based on whether it is more likely than not that the deferred tax assets will be realized. We have liabilities for uncertain tax positions under ASC 740 of $49 million, excluding interest and penalties. The Company believes the outcomes that are reasonably possible within the next 12 months may result in a reduction in the liability for uncertain tax positions of approximately $1 million to $3 million, excluding interest and penalties.

Note 7 — Goodwill and Other Intangible Assets

The components of goodwill are outlined below for the six months ended June 30, 2019:

	HCB	CRB	IRR	BDA	Total
Balance at December 31, 2018:
Goodwill, gross	$4,300	$2,308	$1,792	$2,557	$10,957
Accumulated impairment losses	(130)	(362)	—	—	(492)
Goodwill, net - December 31, 2018	4,170	1,946	1,792	2,557	10,465
Goodwill disposed of during the period	—	(4)	—	—	(4)
Acquisition accounting adjustment	—	—	2	—	2
Foreign exchange	(5)	(4)	—	—	(9)
Balance at June 30, 2019:
Goodwill, gross	4,295	2,300	1,794	2,557	10,946
Accumulated impairment losses	(130)	(362)	—	—	(492)
Goodwill, net - June 30, 2019	$4,165	$1,938	$1,794	$2,557	$10,454

Other Intangible Assets

The following table reflects changes in the net carrying amounts of the components of finite-lived intangible assets for the six months ended June 30, 2019:

	Balance at December 31, 2018	ASC 842 reclassification (i)	Intangible assets acquired	Intangible assets disposed	Amortization	Foreign exchange	Balance at June 30, 2019
Client relationships	$1,986	$—	$3	$(6)	$(160)	$(1)	$1,822
Management contracts	48	—	—	—	(2)	—	46
Software	328	—	—	—	(65)	—	263
Trademark and trade name	920	—	—	—	(22)	—	898
Product	27	—	—	—	(1)	—	26
Favorable agreements	9	(9)	—	—	—	—	—
Total amortizable intangible assets	$3,318	$(9)	$3	$(6)	$(250)	$(1)	$3,055

__________________

(i) On January 1, 2019, in accordance with ASC 842, we reclassified our favorable lease agreement assets to right-of-use assets within our condensed consolidated balance sheet.

We recorded amortization related to our finite-lived intangible assets of $123 million and $250 million for the three and six months ended June 30, 2019. For the three and six months ended June 30, 2018, we recorded amortization related to our finite-lived intangible assets, exclusive of the amortization of our favorable lease agreements, of $140 million and $281 million, respectively.

Our acquired unfavorable lease agreement liabilities were $21 million at December 31, 2018 and were recorded in other non-current liabilities in the condensed consolidated balance sheet. On January 1, 2019, in accordance with ASC 842, we reclassified our unfavorable lease liabilities as a reduction to our right-of-use assets within our condensed consolidated balance sheet.

The following table reflects the carrying value of finite-lived intangible assets and liabilities at June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Client relationships	$3,393	$(1,571)	$3,401	$(1,415)
Management contracts	62	(16)	63	(15)
Software	750	(487)	749	(421)
Trademark and trade name	1,052	(154)	1,052	(132)
Product	36	(10)	36	(9)
Favorable agreements (i)	—	—	14	(5)
Other	3	(3)	3	(3)
Total finite-lived assets	$5,296	$(2,241)	$5,318	$(2,000)

Unfavorable agreements (i)	$—	$—	$34	$(13)
Total finite-lived intangible liabilities	$—	$—	$34	$(13)

__________________

(i) On January 1, 2019, in accordance with ASC 842, we reclassified our favorable lease agreement assets and unfavorable lease agreement liabilities to right-of-use assets and as reductions to right-of-use assets, respectively, within our condensed consolidated balance sheet.

The weighted-average remaining life of amortizable intangible assets at June 30, 2019 was 13.7 years.

The table below reflects the future estimated amortization expense for amortizable intangible assets for the remainder of 2019 and for subsequent years:

Amortization
Remainder of 2019	$227
2020	422
2021	345
2022	287
2023	238
Thereafter	1,536
Total	$3,055

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

These derivatives were designated as hedging instruments and at June 30, 2019 and December 31, 2018 had total notional amounts of $465 million and $438 million, respectively, and had net fair value liabilities of $12 million and $15 million, respectively.

At June 30, 2019, the Company estimates, based on current exchange rates, there will be $9 million of net derivative losses on forward exchange rates reclassified from accumulated other comprehensive loss into earnings within the next twelve months as the forecast transactions affect earnings. At June 30, 2019, our longest outstanding maturity was 1.7 years.

The effects of the material derivative instruments that are designated as hedging instruments on the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2019 and 2018 are below. Amounts pertaining to the ineffective portion of hedging instruments and excluded from effectiveness testing were immaterial for the three and six months ended June 30, 2019 and 2018.

	Loss recognized in OCI (effective element)
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Forward exchange contracts	$(10)	$(24)	$(2)	$(9)

Location of (loss)/gain reclassified from Accumulated OCL into income (effective element)	(Loss)/gain reclassified from Accumulated OCL into income (effective element)
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenue	$(3)	$—	$(2)	$—
Salaries and benefits	1	—	(4)	—
Other income, net	—	(7)	—	(18)
	$(2)	$(7)	$(6)	$(18)

We also enter into foreign currency transactions, primarily to hedge certain intercompany loans. These derivatives are not generally designated as hedging instruments, and at June 30, 2019 and December 31, 2018, we had notional amounts of $879 million and $909 million, respectively, and had a net fair value liability of $1 million and a net fair value asset of $3 million, respectively.

The effects of derivatives that have not been designated as hedging instruments on the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2019 and 2018 are as follows:

		Gain/(loss) recognized in income
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments:	Location of gain/(loss) recognized in income	2019	2018	2019	2018
Forward exchange contracts	Other income, net	$6	$2	$(4)	$(3)

Note 9 — Debt

Current debt consists of the following:

	June 30, 2019	December 31, 2018
7.000% senior notes due 2019	$187	$186

Long-term debt consists of the following:

	June 30, 2019	December 31, 2018
Revolving $1.25 billion credit facility	$25	$130
5.750% senior notes due 2021	498	498
3.500% senior notes due 2021	448	448
2.125% senior notes due 2022 (i)	612	615
4.625% senior notes due 2023	248	248
3.600% senior notes due 2024	646	645
4.400% senior notes due 2026	546	544
4.500% senior notes due 2028	595	595
6.125% senior notes due 2043	271	271
5.050% senior notes due 2048	395	395
	$4,284	$4,389

(i)	Notes issued in Euro (€540 million)

At June 30, 2019 and December 31, 2018, we were in compliance with all financial covenants.

One-Year Term Loan Commitment

As part of the acquisition of TRANZACT, the Company secured financing of up to $1.1 billion in the form of a one-year unsecured term loan. Borrowing occurred in conjunction with the closing of the acquisition on July 30, 2019 (see Note 17 — Subsequent Events).

Amounts outstanding under the term loan shall bear interest, at the option of the borrowers, at a rate equal to (a) LIBOR plus 0.75% to 1.375% for Eurocurrency Rate Loans or (b) the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the ‘prime rate’ quoted by Bank of America, N.A., and (iii) LIBOR plus 1.00%, plus 0.00% to 0.375%, in each case, based upon the Company’s guaranteed senior-unsecured long-term debt rating. In addition, the Company paid a commitment fee in an amount equal to 0.15% per annum on the undrawn portion of the commitments in respect of the term loan, which we have accrued from May 29, 2019 until the closing date of the acquisition.

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

The following tables present our assets and liabilities measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018:

		Fair Value Measurements on a Recurring Basis at June 30, 2019
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds / exchange traded funds	Prepaid and other current assets and other non-current assets	$19	$—	$—	$19
Derivatives:
Derivative financial instruments (i)	Prepaid and other current assets and other non-current assets	$—	$2	$—	$2
Liabilities:
Contingent consideration:
Contingent consideration (ii)	Other current liabilities and other non-current liabilities	$—	$—	$12	$12
Derivatives:
Derivative financial instruments (i)	Other current liabilities and other non-current liabilities	$—	$15	$—	$15

		Fair Value Measurements on a Recurring Basis at December 31, 2018
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds / exchange traded funds	Prepaid and other current assets and other non-current assets	$18	$—	$—	$18
Derivatives:
Derivative financial instruments (i)	Prepaid and other current assets and other non-current assets	$—	$5	$—	$5
Liabilities:
Contingent consideration:
Contingent consideration (ii)	Other current liabilities and other non-current liabilities	$—	$—	$51	$51
Derivatives:
Derivative financial instruments (i)	Other current liabilities and other non-current liabilities	$—	$17	$—	$17

(i)	See Note 8 — Derivative Financial Instruments for further information on our derivative investments.
(ii)

Probability weightings are based on our knowledge of the past and planned performance of the acquired entity to which the contingent consideration applies. The weighted-average discount rates used on our material contingent consideration calculations were 13.00% and 9.92% at June 30, 2019 and December 31, 2018, respectively. Using different probability weightings and discount rates could result in an increase or decrease of the contingent consideration payable.

The following table summarizes the change in fair value of the Level 3 liabilities:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	June 30, 2019
Balance at December 31, 2018	$51
Obligations assumed	4
Payments	(46)
Realized and unrealized gains	2
Foreign exchange	1
Balance at June 30, 2019	$12

There were no significant transfers between Levels 1, 2 or 3 in the six months ended June 30, 2019 and 2018, respectively.

The following tables present our liabilities not measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Current debt	$187	$188	$186	$191
Long-term debt	$4,284	$4,593	$4,389	$4,458

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

Components of Net Periodic Benefit (Income)/Cost for Defined Benefit Pension and Post-retirement Welfare Plans

The following tables set forth the components of net periodic benefit (income)/cost for the Company’s defined benefit pension and PRW plans for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019				2018
	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW
Service cost	$16	$3	$5	$—	$17	$5	$5	$—
Interest cost	39	23	5	1	35	24	4	1
Expected return on plan assets	(63)	(62)	(8)	—	(69)	(77)	(7)	—
Settlement	—	—	—	—	—	20	—	—
Amortization of net loss	5	5	—	—	3	12	1	—
Amortization of prior service credit	—	(4)	—	(1)	—	(5)	—	—
Net periodic benefit (income)/cost	$(3)	$(35)	$2	$—	$(14)	$(21)	$3	$1

	Six Months Ended June 30,
	2019				2018
	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW
Service cost	$32	$7	$10	$—	$33	$10	$10	$—
Interest cost	79	47	9	2	70	48	9	2
Expected return on plan assets	(127)	(125)	(15)	—	(137)	(155)	(15)	—
Settlement	—	—	—	—	—	20	—	—
Amortization of net loss	10	10	1	—	6	24	1	—
Amortization of prior service credit	—	(8)	—	(2)	—	(10)	—	—
Net periodic benefit (income)/cost	$(6)	$(69)	$5	$—	$(28)	$(63)	$5	$2

Employer Contributions to Defined Benefit Pension Plans

The Company made no contributions to its U.S. plans for the six months ended June 30, 2019 and anticipates making $60 million in contributions over the remainder of the fiscal year. The Company made contributions of $37 million to its U.K. plans for the six months ended June 30, 2019 and anticipates making additional contributions of $39 million for the remainder of the fiscal year. The Company made contributions of $18 million to its other plans for the six months ended June 30, 2019 and anticipates making additional contributions of $5 million for the remainder of the fiscal year.

Defined Contribution Plans

The Company made contributions to its defined contribution plans of $37 million and $78 million during the three and six months ended June 30, 2019, respectively, and $41 million and $89 million during the three and six months ended June 30, 2018, respectively.

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

The following table presents amounts recorded on our condensed consolidated balance sheet at June 30, 2019, classified as either operating or finance leases. Operating leases are presented separately on our condensed consolidated balance sheet. For the finance leases, the ROU assets are included in fixed assets, net, and the liabilities are classified within other current liabilities or other non-current liabilities.

	Operating Leases	Finance Leases	Total Leases
Right-of-use assets	$930	$11	$941
Current lease liabilities	154	3	157
Long-term lease liabilities	941	24	965

The following table presents amounts recorded on our condensed consolidated statement of comprehensive income for the three and six months ended June 30, 2019:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Finance lease cost:
Amortization of right-of-use assets	$—	$1
Interest on lease liabilities	1	2
Operating lease cost	46	94
Short-term lease cost	—	—
Variable lease cost	17	30
Sublease income	(4)	(8)
Total lease cost, net	$60	$119

The total lease cost is recognized in different locations in our condensed consolidated statement of comprehensive income. Amortization of the finance lease ROU assets is included in depreciation, while the interest cost component of these finance leases is included in interest expense. All other costs are included in other operating expenses. The Company had rent expense of $64 million and $128 million, net of sublease income, for the three and six months ended June 30, 2018, respectively, related to operating leases classified within other operating expenses on our condensed consolidated statement of comprehensive income.

Cash paid for amounts included in the measurement of lease liabilities for the six months ended June 30, 2019, as well as their location in the condensed consolidated statement of cash flows, is as follows:

Six Months Ended June 30, 2019
Cash flows used in operating activities:
Operating leases	$104
Cash flows used in financing activities:
Finance leases	3
Total lease payments	$107

Non-cash additions to our operating lease ROU assets were $13 million during the six months ended June 30, 2019.

Our operating and finance leases have the following weighted-average terms and discount rates as of June 30, 2019:

	Operating Leases	Finance Leases
Weighted-average term (in years)	8.9	6.8
Weighted-average discount rate	3.6%	12.9%

The maturity of our lease liabilities on an undiscounted basis, including a reconciliation to the total lease liabilities reported on the condensed consolidated balance sheet as of June 30, 2019, is as follows:

	Operating Leases	Finance Leases	Total Leases
Remainder of 2019	$96	$3	$99
2020	178	6	184
2021	161	6	167
2022	144	6	150
2023	134	6	140
Thereafter	572	13	585
Total future lease payments	1,285	40	1,325
Interest	(190)	(13)	(203)
Total lease liabilities	$1,095	$27	$1,122

Prior to the adoption of ASC 842, on December 31, 2018, the maturity of our operating and finance leases on an undiscounted basis was as follows:

	Operating Leases	Finance Leases	Total Leases
2019	$197	$5	$202
2020	180	6	186
2021	159	6	165
2022	142	6	148
2023	131	6	137
Thereafter	542	14	556
Total future lease payments	1,351	43	1,394
Interest	(202)	(14)	(216)
Total lease liabilities	$1,149	$29	$1,178

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

Errors and omissions claims, lawsuits, and other proceedings arising in the ordinary course of business are covered in part by professional indemnity or other appropriate insurance. The terms of this insurance vary by policy year. Regarding self-insured risks, the Company has established provisions which are believed to be adequate in light of current information and legal advice, or, in certain cases, where a range of loss exists, the Company accrues the minimum amount in the range if no amount within the range is a better estimate than any other amount. The Company adjusts such provisions from time to time according to developments. See Note 14 — Supplementary Information for Certain Balance Sheet Accounts for the amounts accrued at June 30, 2019 and December 31, 2018 in the condensed consolidated balance sheets.

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

Merger-Related Securities Litigation

On November 21, 2017, a purported former stockholder of Legacy Towers Watson filed a putative class action complaint on behalf of a putative class consisting of all Legacy Towers Watson stockholders as of October 2, 2015 against the Company, Legacy Towers Watson, Legacy Willis, ValueAct Capital Management (‘ValueAct’), and certain current and former directors and officers of Legacy Towers Watson and Legacy Willis (John Haley, Dominic Casserley, and Jeffrey Ubben), in the United States District Court for the Eastern District of Virginia. The complaint asserted claims against certain defendants under Section 14(a) of the Securities Exchange Act of 1934 (the ‘Exchange Act’) for allegedly false and misleading statements in the proxy statement for the Merger; and against other defendants under Section 20(a) of the Exchange Act for alleged ‘control person’ liability with respect to such allegedly false and misleading statements. The complaint further contended that the allegedly false and misleading statements caused stockholders of Legacy Towers Watson to accept inadequate Merger consideration. The complaint sought damages in an unspecified amount. On February 20, 2018, the court appointed the Regents of the University of California (‘Regents’) as Lead Plaintiff and Bernstein Litowitz Berger & Grossman LLP (‘Bernstein’) as Lead Counsel for the putative class, consolidated all subsequently filed, removed, or transferred actions, and captioned the consolidated action ‘In re Willis Towers Watson plc Proxy Litigation,’ Master File No. 1:17-cv-1338-AJT-JFA. On March 9, 2018, Lead Plaintiff filed an Amended Complaint. On April 13, 2018, the defendants filed motions to dismiss the Amended Complaint, and, on July 11, 2018, following briefing and argument, the court granted the motions and dismissed the Amended Complaint in its entirety. On July 30, 2018, Lead Plaintiff filed a notice of appeal from the court’s July 11, 2018 dismissal order to the United States Court of Appeals for the Fourth Circuit, and, on December 6, 2018, the parties completed briefing on the appeal. On May 8, 2019, the parties argued the appeal, which awaits disposition by the Fourth Circuit.

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

On March 9, 2018, Regents filed a putative class action complaint on behalf of a putative class of Legacy Towers Watson stockholders against the Company, Legacy Willis, ValueAct, and Messrs. Haley, Casserley, and Ubben, in the Delaware Court of Chancery, captioned The Regents of the University of California v. John J. Haley, et al., C.A. No. 2018-0166. Based on similar allegations as the Eastern District of Virginia action described above, the complaint asserts claims against Mr. Haley for breach of fiduciary duty and against all other defendants for aiding and abetting breach of fiduciary duty. Also on March 9, 2018, Regents filed a motion for consolidation of all pending and subsequently filed Delaware Court of Chancery actions, and for appointment as Lead Plaintiff and for the appointment of Bernstein as Lead Counsel for the putative class. On March 29, 2018, Fort Myers and Alaska responded to Regents’ motion and cross-moved for appointment as Co-Lead Plaintiffs and for the appointment of their counsel, Grant & Eisenhofer P.A. and Kessler Topaz Meltzer & Check, LLP as Co-Lead Counsel. On April 2, 2018, the court consolidated the Delaware Court of Chancery actions and all related actions subsequently filed in or transferred to the Delaware Court of Chancery. On June 5, 2018, the court denied Regents’ motion for appointment of Lead Plaintiff and Lead Counsel and granted Fort Myers’ and Alaska’s cross-motion. On June 20, 2018, Fort Myers and Alaska designated the complaint previously filed by Alaska (the ‘Alaska Complaint’) as the operative complaint in the consolidated action. On September 14, 2018, the defendants filed motions to dismiss the Alaska Complaint. On October 31, 2018, Fort Myers and Alaska filed an amended complaint, which, based on similar allegations, asserts claims against the former directors of legacy Towers Watson for breach of fiduciary duty and against ValueAct and Mr. Ubben for aiding and abetting breach of fiduciary duty. On January 11, 2019, the defendants filed motions to dismiss the amended complaint, and on March 29, 2019, the parties completed briefing on the motions. The court heard argument on the motions on April 11, 2019 and, on July 25, 2019, dismissed the amended complaint in its entirety.

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

On September 7, 2016, Plaintiffs filed with the Court a motion to approve the settlement. On October 19, 2016, the Court preliminarily approved the settlement. Several of the plaintiffs in the other actions above objected to the settlement, and a hearing to consider final approval of the settlement was held on January 20, 2017, after which the Court reserved decision. On August 23, 2017, the Court approved the settlement, including the bar orders. Several of the objectors appealed the settlement approval and bar orders to the Fifth Circuit. Oral argument on the appeals was heard on December 3, 2018, and, on July 22, 2019, the Fifth Circuit affirmed the approval of the settlement, including the bar orders.

The Company will not make the $120 million settlement payment until the settlement is not subject to any further appeal.

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

The CMA released its final report on December 12, 2018, finding that there is an adverse effect on competition.  To address these findings, the CMA has set out certain remedies, including mandatory tendering when trustees first purchase fiduciary management services, the reporting of investment performance to customers using a set of common standards, transparency in reporting of fees in fiduciary management and the expansion of the FCA’s regulatory perimeter to include the main activities of investment consultancy and fiduciary management providers. The Company is generally supportive of these proposed remedies. The CMA issued its final order setting out these remedies on June 10, 2019. The Company is now in the process of implementing these remedies. The costs associated with these remedies are not expected to have a material impact on the Company’s condensed consolidated financial statements.

Note 14 — Supplementary Information for Certain Balance Sheet Accounts

Additional details of specific balance sheet accounts are detailed below.

Prepaid and other current assets consist of the following:

	June 30, 2019	December 31, 2018
Prepayments and accrued income	$133	$136
Deferred contract costs	72	102
Derivatives and investments	22	25
Deferred compensation plan assets	19	18
Retention incentives	7	5
Corporate income and other taxes	117	61
Other current assets	81	57
Total prepaid and other current assets	$451	$404

Other non-current assets consist of the following:

	June 30, 2019	December 31, 2018
Prepayments and accrued income	$14	$14
Deferred contract costs	59	46
Deferred compensation plan assets	137	125
Deferred tax assets	71	59
Accounts receivable, net	17	20
Other investments	21	7
Insurance recovery receivables	102	86
Other non-current assets	120	110
Total other non-current assets	$541	$467

Deferred revenue and accrued expenses consist of the following:

	June 30, 2019	December 31, 2018
Accounts payable, accrued liabilities and deferred income	$793	$691
Accrued discretionary and incentive compensation	417	758
Accrued vacation	174	111
Other employee-related liabilities	60	87
Total deferred revenue and accrued expenses	$1,444	$1,647

Provision for liabilities consists of the following:

	June 30, 2019	December 31, 2018
Claims, lawsuits and other proceedings	$469	$455
Other provisions	80	85
Total provision for liabilities	$549	$540

Other non-current liabilities consists of the following:

	June 30, 2019	December 31, 2018
Incentives from lessors	$—	$120
Deferred compensation plan liability	137	125
Contingent and deferred consideration on acquisitions	24	22
Liabilities for uncertain tax positions	49	46
Finance leases	24	26
Other non-current liabilities	65	90
Total other non-current liabilities	$299	$429

Note 15 — Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of non-controlling interests, and net of tax are provided in the following tables for the three and six months ended June 30, 2019 and 2018. These tables exclude amounts attributable to non-controlling interests, which are not material for further disclosure.

	Foreign currency translation (i)		Cash flow hedges (i)		Defined pension and post-retirement benefit costs (ii)		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Quarter-to-date activity:
Balance at March 31, 2019 and 2018, respectively	$(607)	$(307)	$3	$9	$(1,370)	$(1,132)	$(1,974)	$(1,430)
Other comprehensive (loss)/income before reclassifications	(19)	(199)	(7)	(20)	3	35	(23)	(184)
Loss reclassified from accumulated other comprehensive loss (net of income tax benefit of $3 and $11, respectively)	—	—	—	6	4	3	4	9
Net current-period other comprehensive (loss)/income	(19)	(199)	(7)	(14)	7	38	(19)	(175)
Balance at June 30, 2019 and 2018, respectively	$(626)	$(506)	$(4)	$(5)	$(1,363)	$(1,094)	$(1,993)	$(1,605)

Year-to-date activity:
Balance at December 31, 2018 and 2017, respectively	$(616)	$(365)	$(8)	$(10)	$(1,337)	$(1,138)	$(1,961)	$(1,513)
Other comprehensive (loss)/income before reclassifications	(10)	(141)	(1)	(11)	4	34	(7)	(118)
Loss reclassified from accumulated other comprehensive loss (net of income tax benefit of $7 and $12, respectively)	—	—	5	16	6	10	11	26
Reclassification of tax effects per ASU 2018-02 (iii)	—	—	—	—	(36)	—	(36)	—
Net current-period other comprehensive (loss)/income	(10)	(141)	4	5	(26)	44	(32)	(92)
Balance at June 30, 2019 and 2018, respectively	$(626)	$(506)	$(4)	$(5)	$(1,363)	$(1,094)	$(1,993)	$(1,605)

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

At June 30, 2019 and 2018, there were 0.4 million and 0.6 million time-based share options; 0.3 million and 0.6 million performance-based options; 0.5 million and 0.7 million restricted performance-based stock units; and 0.5 million and 0.3 million performance-based phantom units outstanding, respectively. The Company’s restricted time-based stock units were immaterial at June 30, 2019; there were 0.1 million restricted time-based stock units outstanding at June 30, 2018.

Basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income attributable to Willis Towers Watson	$138	$58	$425	$273

Basic average number of shares outstanding	130	132	130	132
Dilutive effect of potentially issuable shares	—	1	—	1
Diluted average number of shares outstanding	130	133	130	133

Basic earnings per share	$1.06	$0.44	$3.27	$2.06
Dilutive effect of potentially issuable shares	—	—	(0.01)	(0.01)
Diluted earnings per share	$1.06	$0.44	$3.26	$2.05

There were no anti-dilutive options or restricted stock units for the three and six months ended June 30, 2019. For the three and six months ended June 30, 2018, 0.3 million and 0.1 million restricted stock units, respectively, were not included in the computation of the dilutive effect of potentially issuable shares because their effect was anti-dilutive.

Note 17 — Subsequent Events

On July 30, 2019, the Company entered into an amendment to the acquisition agreement and completed the acquisition of TRANZACT (see Note 3 — Acquisitions for terms of the original agreement). Total consideration paid at closing was $1.3 billion in cash, and included renegotiated terms of the contingent consideration that provided for an upfront non-contingent cash payment of approximately $118 million and a reduced potential earn-out payment of up to approximately $17 million. These amendments were negotiated due to the likelihood of achieving the expected payout targets, and reduced the overall potential cash payout. The acquisition was funded in part with a $1.1 billion one-year term loan (see Note 9 — Debt for a description of the term loan), with the remainder being funded from the Company’s existing revolving credit facility and free cash flow.

Note 18 — Financial Information for Issuers and Other Guarantor Subsidiaries

As of June 30, 2019 Willis Towers Watson has issued the following debt securities (‘WTW Debt Securities’):

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

Trinity Acquisition plc has approximately $2.1 billion senior notes outstanding, of which $525 million were issued on August 15, 2013, $1.0 billion were issued on March 22, 2016 and €540 million ($609 million) were issued on May 26, 2016, and $25 million currently outstanding on a consolidated basis under the $1.25 billion revolving credit facility issued on March 7, 2017.

The notes issued by the Company are guaranteed by the following additional wholly owned subsidiaries on a joint and several basis: Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Trinity Acquisition plc, Willis Group Limited, Willis North America, Willis Towers Watson Sub Holdings Unlimited Company and Willis Towers Watson UK Holdings Limited.

As a result of an internal tax reorganization, certain subsidiaries that were previously indirectly owned by Willis North America and Trinity Acquisition plc are no longer subsidiaries of these issuer and guarantor companies, however the subsidiaries remain indirect subsidiaries of both Willis Towers Watson plc and collectively the other guarantor companies, since the subsidiaries in question are now direct and indirect subsidiaries of TA I Limited. This reorganization did not change the Company’s guarantor structure and will result only in less equity income being recorded by both issuers going forward.

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

Presented below is condensed financial information for:

(i)	Willis Towers Watson plc, which is both an issuer and guarantor, on a parent company only basis;
(ii)	Willis North America, which is both an issuer and guarantor, on a company only basis;
(iii)	Trinity Acquisition plc, which is both an issuer and guarantor, on a company only basis;
(iv)	Other guarantors, which are all wholly owned direct or indirect subsidiaries of the parent, on a combined basis;
(v)	Non-guarantors, which are all wholly owned direct or indirect subsidiaries of the parent, on a combined basis;
(vi)	Eliminations, which are consolidating adjustments on a combined basis; and
(vii)	The consolidated Company.

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Three months ended June 30, 2019
	Willis Towers Watson plc	Willis North America	Trinity Acquisition plc	Other guarantors	Non-guarantors	Eliminations	Consolidated
Revenue	$—	$3	$—	$—	$2,045	$—	$2,048
Costs of providing services
Salaries and benefits	1	18	—	—	1,259	—	1,278
Other operating expenses	1	9	—	22	380	—	412
Depreciation	—	—	—	—	59	—	59
Amortization	—	—	—	—	124	(1)	123
Transaction and integration expenses	—	2	—	—	(2)	—	—
Total costs of providing services	2	29	—	22	1,820	(1)	1,872
(Loss)/income from operations	(2)	(26)	—	(22)	225	1	176
Intercompany (expense)/income	—	(11)	26	59	(74)	—	—
Interest expense	(8)	(23)	(24)	—	(1)	—	(56)
Other income, net	—	—	—	—	67	—	67
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES	(10)	(60)	2	37	217	1	187
Benefit from/(provision for) income taxes	—	12	—	(10)	(40)	—	(38)
Equity account for subsidiaries	148	44	70	110	—	(372)	—
NET INCOME/(LOSS)	138	(4)	72	137	177	(371)	149
Income attributable to non-controlling interests	—	—	—	—	(11)	—	(11)
NET INCOME/(LOSS) ATTRIBUTABLE TO WILLIS TOWERS WATSON	$138	$(4)	$72	$137	$166	$(371)	$138

Comprehensive income before non- controlling interests	$118	$23	$93	$118	$177	$(397)	$132
Comprehensive income attributable to non- controlling interests	—	—	—	—	(13)	—	(13)
Comprehensive income attributable to Willis Towers Watson	$118	$23	$93	$118	$164	$(397)	$119

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Three months ended June 30, 2018
	Willis Towers Watson plc	Willis North America	Trinity Acquisition plc	Other guarantors	Non-guarantors	Eliminations	Consolidated
Revenue	$—	$1	$—	$—	$1,989	$—	$1,990
Costs of providing services
Salaries and benefits	—	21	—	—	1,254	—	1,275
Other operating expenses	2	20	—	52	332	—	406
Depreciation	—	—	—	1	50	—	51
Amortization	—	—	—	—	140	—	140
Transaction and integration expenses	—	—	—	—	55	—	55
Total costs of providing services	2	41	—	53	1,831	—	1,927
(Loss)/income from operations	(2)	(40)	—	(53)	158	—	63
Intercompany (expense)/income	—	(9)	30	97	(118)	—	—
Interest expense	(8)	(11)	(27)	—	(6)	—	(52)
Other income, net	—	—	—	1	62	—	63
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES	(10)	(60)	3	45	96	—	74
Benefit from/(provision for) income taxes	—	8	—	(8)	(9)	—	(9)
Equity account for subsidiaries	68	(35)	(8)	26	—	(51)	—
NET INCOME/(LOSS)	58	(87)	(5)	63	87	(51)	65
Income attributable to non-controlling interests	—	—	—	—	(7)	—	(7)
NET INCOME/(LOSS) ATTRIBUTABLE TO WILLIS TOWERS WATSON	$58	$(87)	$(5)	$63	$80	$(51)	$58

Comprehensive loss before non- controlling interests	$(117)	$(153)	$(178)	$(111)	$(40)	$488	$(111)
Comprehensive income attributable to non- controlling interests	—	—	—	—	(6)	—	(6)
Comprehensive loss attributable to Willis Towers Watson	$(117)	$(153)	$(178)	$(111)	$(46)	$488	$(117)

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Six months ended June 30, 2019
	Willis Towers Watson plc	Willis North America	Trinity Acquisition plc	Other guarantors	Non-guarantors	Eliminations	Consolidated
Revenue	$—	$25	$—	$—	$4,335	$—	$4,360
Costs of providing services
Salaries and benefits	2	33	—	—	2,591	—	2,626
Other operating expenses	2	16	—	59	753	—	830
Depreciation	—	—	—	1	112	—	113
Amortization	—	—	—	1	250	(1)	250
Transaction and integration expenses	—	2	—	—	4	—	6
Total costs of providing services	4	51	—	61	3,710	(1)	3,825
(Loss)/income from operations	(4)	(26)	—	(61)	625	1	535
Intercompany (expense)/income	—	(23)	49	125	(151)	—	—
Interest expense	(15)	(44)	(46)	—	(5)	—	(110)
Other income, net	—	—	—	—	122	—	122
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES	(19)	(93)	3	64	591	1	547
Benefit from/(provision for) income taxes	—	19	(1)	(14)	(109)	—	(105)
Equity account for subsidiaries	444	111	291	380	—	(1,226)	—
NET INCOME	425	37	293	430	482	(1,225)	442
Income attributable to non-controlling interests	—	—	—	—	(17)	—	(17)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$425	$37	$293	$430	$465	$(1,225)	$425

Comprehensive income before non- controlling interests	$429	$42	$297	$435	$475	$(1,231)	$447
Comprehensive income attributable to non- controlling interests	—	—	—	—	(18)	—	(18)
Comprehensive income attributable to Willis Towers Watson	$429	$42	$297	$435	$457	$(1,231)	$429

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Six months ended June 30, 2018
	Willis Towers Watson plc	Willis North America	Trinity Acquisition plc	Other guarantors	Non-guarantors	Eliminations	Consolidated
Revenue	$—	$7	$—	$—	$4,275	$—	$4,282
Costs of providing services
Salaries and benefits	1	36	—	—	2,615	—	2,652
Other operating expenses	2	25	—	94	708	—	829
Depreciation	—	—	—	2	98	—	100
Amortization	—	—	—	1	280	—	281
Transaction and integration expenses	—	5	—	1	92	—	98
Total costs of providing services	3	66	—	98	3,793	—	3,960
(Loss)/income from operations	(3)	(59)	—	(98)	482	—	322
Intercompany (expense)/income	—	(14)	60	189	(235)	—	—
Interest expense	(15)	(22)	(54)	—	(12)	—	(103)
Other income, net	—	—	—	2	117	—	119
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES	(18)	(95)	6	93	352	—	338
Benefit from/(provision for) income taxes	—	13	(1)	(16)	(48)	—	(52)
Equity account for subsidiaries	291	(42)	134	207	—	(590)	—
NET INCOME/(LOSS)	273	(124)	139	284	304	(590)	286
Income attributable to non-controlling interests	—	—	—	—	(13)	—	(13)
NET INCOME/(LOSS) ATTRIBUTABLE TO WILLIS TOWERS WATSON	$273	$(124)	$139	$284	$291	$(590)	$273

Comprehensive income/(loss) before non- controlling interests	$181	$(175)	$48	$192	$202	$(254)	$194
Comprehensive income attributable to non- controlling interests	—	—	—	—	(13)	—	(13)
Comprehensive income/(loss) attributable to Willis Towers Watson	$181	$(175)	$48	$192	$189	$(254)	$181

Unaudited Condensed Consolidating Balance Sheet

	As of June 30, 2019
	Willis Towers Watson plc	Willis North America	Trinity Acquisition plc	Other guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$812	$—	$812
Fiduciary assets	—	—	—	—	14,609	—	14,609
Accounts receivable, net	—	26	—	—	2,434	1	2,461
Prepaid and other current assets	—	316	—	19	357	(241)	451
Total current assets	—	342	—	19	18,212	(240)	18,333
Intercompany receivables, net	5,111	—	1,246	—	—	(6,357)	—
Fixed assets, net	—	—	—	17	950	—	967
Goodwill	—	—	—	—	10,454	—	10,454
Other intangible assets, net	—	—	—	56	3,055	(56)	3,055
Right-of-use assets	—	—	—	—	930	—	930
Pension benefits assets	—	—	—	—	886	—	886
Other non-current assets	—	141	2	48	465	(115)	541
Total non-current assets	5,111	141	1,248	121	16,740	(6,528)	16,833
Investments in subsidiaries	5,580	6,406	2,503	8,038	—	(22,527)	—
TOTAL ASSETS	$10,691	$6,889	$3,751	$8,178	$34,952	$(29,295)	$35,166
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$—	$—	$14,609	$—	$14,609
Deferred revenue and accrued expenses	—	1	—	—	1,443	—	1,444
Current debt	—	187	—	—	—	—	187
Current lease liabilities	—	—	—	—	154	—	154
Other current liabilities	103	34	27	11	826	(191)	810
Total current liabilities	103	222	27	11	17,032	(191)	17,204
Intercompany payables, net	—	737	—	4,754	866	(6,357)	—
Long-term debt	498	1,631	2,150	—	5	—	4,284
Liability for pension benefits	—	—	—	—	1,125	—	1,125
Deferred tax liabilities	—	—	—	—	645	(113)	532
Provision for liabilities	—	120	—	—	429	—	549
Long-term lease liabilities	—	—	—	—	941	—	941
Other non-current liabilities	—	17	—	4	278	—	299
Total non-current liabilities	498	2,505	2,150	4,758	4,289	(6,470)	7,730
TOTAL LIABILITIES	601	2,727	2,177	4,769	21,321	(6,661)	24,934
REDEEMABLE NON-CONTROLLING INTEREST	—	—	—	—	28	—	28
EQUITY
Total Willis Towers Watson shareholders’ equity	10,090	4,162	1,574	3,409	13,489	(22,634)	10,090
Non-controlling interests	—	—	—	—	114	—	114
Total equity	10,090	4,162	1,574	3,409	13,603	(22,634)	10,204
TOTAL LIABILITIES AND EQUITY	$10,691	$6,889	$3,751	$8,178	$34,952	$(29,295)	$35,166

Unaudited Condensed Consolidating Balance Sheet

	As of December 31, 2018
	Willis Towers Watson plc	Willis North America	Trinity Acquisition plc	Other guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$1,033	$—	$1,033
Fiduciary assets	—	—	—	—	12,604	—	12,604
Accounts receivable, net	—	24	—	—	2,355	—	2,379
Prepaid and other current assets	—	311	1	33	357	(298)	404
Total current assets	—	335	1	33	16,349	(298)	16,420
Intercompany receivables, net	4,755	—	1,355	—	—	(6,110)	—
Fixed assets, net	—	—	—	16	926	—	942
Goodwill	—	—	—	—	10,465	—	10,465
Other intangible assets, net	—	—	—	58	3,318	(58)	3,318
Pension benefits assets	—	—	—	—	773	—	773
Other non-current assets	—	92	2	49	452	(128)	467
Total non-current assets	4,755	92	1,357	123	15,934	(6,296)	15,965
Investments in subsidiaries	5,691	6,649	2,677	8,108	—	(23,125)	—
TOTAL ASSETS	$10,446	$7,076	$4,035	$8,264	$32,283	$(29,719)	$32,385
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$—	$—	$12,604	$—	$12,604
Deferred revenue and accrued expenses	1	2	—	3	1,641	—	1,647
Current debt	—	186	—	—	—	—	186
Other current liabilities	95	38	33	13	935	(250)	864
Total current liabilities	96	226	33	16	15,180	(250)	15,301
Intercompany payables, net	—	902	—	4,691	517	(6,110)	—
Long-term debt	498	1,635	2,256	—	—	—	4,389
Liability for pension benefits	—	—	—	—	1,170	—	1,170
Deferred tax liabilities	—	—	—	—	688	(129)	559
Provision for liabilities	—	120	—	—	420	—	540
Other non-current liabilities	—	13	—	5	411	—	429
Total non-current liabilities	498	2,670	2,256	4,696	3,206	(6,239)	7,087
TOTAL LIABILITIES	594	2,896	2,289	4,712	18,386	(6,489)	22,388
REDEEMABLE NON-CONTROLLING INTEREST	—	—	—	—	26	—	26
EQUITY
Total Willis Towers Watson shareholders’ equity	9,852	4,180	1,746	3,552	13,752	(23,230)	9,852
Non-controlling interests	—	—	—	—	119	—	119
Total equity	9,852	4,180	1,746	3,552	13,871	(23,230)	9,971
TOTAL LIABILITIES AND EQUITY	$10,446	$7,076	$4,035	$8,264	$32,283	$(29,719)	$32,385

Unaudited Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2019
	Willis Towers Watson plc	Willis North America	Trinity Acquisition plc	Other guarantors	Non-guarantors	Eliminations	Consolidated
NET CASH FROM/(USED IN) OPERATING ACTIVITIES	$547	$(66)	$(34)	$(175)	$31	$—	$303
CASH FLOWS (USED IN)/FROM INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	—	—	(2)	(118)	—	(120)
Capitalized software costs	—	—	—	—	(34)	—	(34)
Acquisitions of operations, net of cash acquired	—	—	—	—	(1)	—	(1)
Net proceeds from sale of operations	—	—	—	—	13	—	13
Other, net	—	—	—	—	(6)	—	(6)
(Repayments of)/proceeds from intercompany investing activities, net	(362)	68	(698)	159	68	765	—
Net cash (used in)/from investing activities	$(362)	$68	$(698)	$157	$(78)	$765	$(148)
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net payments on revolving credit facility	—	—	(106)	—	—	—	(106)
Repayments of debt	—	—	—	—	(3)	—	(3)
Repurchase of shares	(51)	—	—	—	—	—	(51)
Proceeds from issuance of shares	27	—	—	—	—	—	27
Payments of deferred and contingent consideration related to acquisitions	—	—	—	—	(47)	—	(47)
Cash paid for employee taxes on withholding shares	—	—	—	—	(12)	—	(12)
Dividends paid	(161)	—	—	—	—	—	(161)
Acquisitions of and dividends paid to non- controlling interests	—	—	—	—	(21)	—	(21)
(Repayments of)/proceeds from intercompany financing activities, net	—	(2)	838	18	(89)	(765)	—
Net cash (used in)/from financing activities	$(185)	$(2)	$732	$18	$(172)	$(765)	$(374)
DECREASE IN CASH AND CASH EQUIVALENTS	—	—	—	—	(219)	—	(219)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	(2)	—	(2)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	—	—	1,033	—	1,033
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$—	$—	$812	$—	$812

Unaudited Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2018
	Willis Towers Watson plc	Willis North America	Trinity Acquisition plc	Other guarantors	Non-guarantors	Eliminations	Consolidated
NET CASH FROM/(USED IN) OPERATING ACTIVITIES	$154	$—	$(240)	$170	$644	$(333)	$395
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	—	—	(2)	(139)	—	(141)
Capitalized software costs	—	—	—	—	(25)	—	(25)
Acquisitions of operations, net of cash acquired	—	—	—	—	(8)	—	(8)
Net proceeds from sale of operations	—	—	—	—	4	—	4
Other, net	—	—	—	—	17	—	17
Proceeds from/(repayments of) intercompany investing activities, net	245	(97)	137	139	(351)	(73)	—
Net cash from/(used in) investing activities	$245	$(97)	$137	$137	$(502)	$(73)	$(153)
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net borrowings on revolving credit facility	—	150	47	—	—	—	197
Repayments of debt	—	—	—	—	(43)	—	(43)
Repurchase of shares	(269)	—	—	—	—	—	(269)
Proceeds from issuance of shares	18	—	—	—	—	—	18
Payments of deferred and contingent consideration related to acquisitions	—	—	—	—	(41)	—	(41)
Cash paid for employee taxes on withholding shares	—	—	—	—	(30)	—	(30)
Dividends paid	(149)	—	(332)	(1)	—	333	(149)
Acquisitions of and dividends paid to non- controlling interests	—	—	—	—	(18)	—	(18)
(Repayments of)/proceeds from intercompany financing activities, net	—	(53)	388	(306)	(102)	73	—
Net cash (used in)/from financing activities	$(400)	$97	$103	$(307)	$(234)	$406	$(335)
DECREASE IN CASH AND CASH EQUIVALENTS	(1)	—	—	—	(92)	—	(93)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	(26)	—	(26)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2	—	—	1	1,027	—	1,030
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1	$—	$—	$1	$909	$—	$911

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

Executive Overview

Market Conditions

Market conditions in the broking industry in which we operate are generally defined by factors such as the strength of the economies across the various geographic regions around the world in which we serve, insurance rate movements, and insurance and reinsurance buying patterns of our clients.

Insurance market rates vary by geography, industry and client segment. As a result, and due to the global and diverse nature of our business, we view rates in the aggregate. Overall, we are currently seeing a modest but observable improvement in pricing in the market.

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

The markets for our consulting, technology and solutions, and marketplace services are subject to changes as a result of economic, regulatory and legislative changes, technological developments, and increased competition from established and new competitors. We believe that the primary factors in selecting a human resources or risk management consulting company include reputation, the ability to provide measurable increases to shareholder value and return on investment, global scale, quality of service and the ability to tailor services to clients’ unique needs.

With regard to marketplace services, we believe that clients base their decisions on a variety of factors, including the ability of the provider to deliver measurable cost savings for clients, a strong reputation for efficient execution and an innovative service delivery model and platform. Part of the employer-sponsored insurance market has matured and become more fragmented, while other segments remain in the entry phase. As these market segments continue to evolve, we may experience growth in intervals, with periods of accelerated expansion balanced by periods of modest growth. In recent years, growth in the marketplace has slowed, and this trend has continued during 2019.

We have been engaged in efforts to improve our billing, collection, and other working capital during the remainder of the year, an effort that has been reinforced in light of our results to date. The success of those efforts will meaningfully impact whether we can meet our goal of significantly increasing free cash flow for the year.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	($ in millions, except per share data)
Revenue	$2,048	100%	$1,990	100%	$4,360	100%	$4,282	100%
Costs of providing services
Salaries and benefits	1,278	62%	1,275	64%	2,626	60%	2,652	62%
Other operating expenses	412	20%	406	20%	830	19%	829	19%
Depreciation	59	3%	51	3%	113	3%	100	2%
Amortization	123	6%	140	7%	250	6%	281	7%
Transaction and integration expenses	—	—%	55	3%	6	—%	98	2%
Total costs of providing services	1,872		1,927		3,825		3,960
Income from operations	176	9%	63	3%	535	12%	322	8%
Interest expense	(56)	(3)%	(52)	(3)%	(110)	(3)%	(103)	(2)%
Other income, net	67	3%	63	3%	122	3%	119	3%
Provision for income taxes	(38)	(2)%	(9)	—%	(105)	(2)%	(52)	(1)%
Income attributable to non-controlling interests	(11)	—%	(7)	—%	(17)	—%	(13)	—%
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$138	7%	$58	3%	$425	10%	$273	6%
Diluted earnings per share	$1.06		$0.44		$3.26		$2.05

Consolidated Revenue

Revenue was approximately $2.0 billion for both the three months ended June 30, 2019 and 2018, with a current year increase of $58 million, or 3% on an as reported basis. Adjusting for the impact of foreign currency, our organic revenue growth was 6% for the three months ended June 30, 2019. Revenue for the six months ended June 30, 2019 was $4.4 billion, compared to $4.3 billion for the six months ended June 30, 2018, an increase of $78 million, or 2% on an as reported basis. Adjusting for the impact of foreign currency, our organic revenue growth was 5% for the six months ended June 30, 2019. The increases in revenue were driven by strong performances in all segments.

Our revenue can be materially impacted by changes in currency conversions, which can fluctuate significantly over the course of a calendar year. For the three months ended June 30, 2019, currency translation decreased our consolidated revenue by $51 million. For the six months ended June 30, 2019, currency translation decreased our consolidated revenue by $135 million. The primary currencies driving these changes were the Euro and Pound sterling.

The following table details our top five markets based on the percentage of consolidated revenue (in U.S. dollars) from the countries where work was performed for the six months ended June 30, 2019. These figures do not represent the currency of the related revenue, which is presented in the next table.

Geographic Region	% of Revenue
United States	44%
United Kingdom	24%
France	5%
Germany	3%
Canada	3%

The table below details the percentage of our revenue and expenses by transactional currency for the six months ended June 30, 2019.

Transactional Currency	Revenue	Expenses (i)
U.S. dollars	53%	48%
Pounds sterling	13%	21%
Euro	18%	13%
Other currencies	16%	18%

(i)

These percentages exclude certain expenses for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. These items include Merger-related amortization of intangible assets and transaction and integration expenses.

The following tables set forth the total revenue for the three and six months ended June 30, 2019 and 2018 and the components of the change in total revenue for the three and six months ended June 30, 2019, as compared to the respective prior year period:

				Components of Revenue Change (i)
			As		Constant
	Three Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2019	2018	Change	Impact	Change	Divestitures	Change
	($ in millions)
Revenue	$2,048	$1,990	3%	(3)%	6%	—%	6%

				Components of Revenue Change (i)
			As		Constant
	Six Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2019	2018	Change	Impact	Change	Divestitures	Change
	($ in millions)
Revenue	$4,360	$4,282	2%	(3)%	5%	—%	5%

(i)	Components of revenue change may not add due to rounding.

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

The following table sets forth HCB segment revenue for the three months ended June 30, 2019 and 2018, and the components of the change in revenue for the three months ended June 30, 2019 from the three months ended June 30, 2018.

				Components of Revenue Change (i)
			As		Constant
	Three Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2019	2018	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$797	$780	2%	(3)%	5%	—%	5%

(i)	Components of revenue change may not add due to rounding.

HCB segment revenue for the three months ended June 30, 2019 and 2018 was $797 million and $780 million, respectively. On an organic basis, Health and Benefits delivered significant revenue growth, driven by increased consulting and brokerage services, growth in specialty products, and expansion of our client portfolio for both local and global appointments. Health and Benefits’ revenue growth was aided by lower revenue in the comparable prior-year period. The prior-year results reflect the impact of adopting the new revenue standard (ASC 606), which resulted in certain revenue not being recognized. Our Talent and Rewards business revenue grew primarily as a result of increased product revenue and advisory work in Great Britain and North America. Technology and Administration Solutions revenue also increased in connection with greater project demand primarily in Western Europe. Retirement revenue declined slightly compared to the prior-year second quarter primarily as a result of non-recurring project work in the comparable period.

The following table sets forth HCB segment revenue for the six months ended June 30, 2019 and 2018, and the components of the change in revenue for the six months ended June 30, 2019 from the six months ended June 30, 2018.

				Components of Revenue Change (i)
			As		Constant
	Six Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2019	2018	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$1,626	$1,612	1%	(3)%	4%	—%	4%

(i)	Components of revenue change may not add due to rounding.

HCB segment revenue for both the six months ended June 30, 2019 and 2018 was approximately $1.6 billion. On an organic basis, Health and Benefits delivered significant revenue growth, driven by increased consulting and brokerage services, growth in specialty products, and expansion of our client portfolio for both local and global appointments. Health and Benefits’ revenue growth was aided by lower revenue in the comparable prior-year period. The prior-year results reflect the impact of adopting the new revenue standard (ASC 606), which resulted in certain revenue not being recognized. Our Talent and Rewards business generated solid revenue growth, resulting from increased product revenue and advisory work in Great Britain, North America and Western Europe. Technology and Administration Solutions revenue also increased in connection with greater project demand primarily in Western Europe. Retirement revenue declined slightly compared to the prior year primarily as a result of non-recurring project work in the comparable period in North America along with the negative impact of being an ‘off-year’ in the triennial valuation cycles in both Canada and Great Britain.

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

The following table sets forth CRB revenue for the three months ended June 30, 2019 and 2018, and the components of the change in revenue for the three months ended June 30, 2019 from the three months ended June 30, 2018.

				Components of Revenue Change (i)
			As		Constant
	Three Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2019	2018	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$690	$674	2%	(3)%	5%	—%	5%

(i)	Components of revenue change may not add due to rounding.

CRB segment revenue for the three months ended June 30, 2019 and 2018 was $690 million and $674 million, respectively. The segment had solid growth across all geographies. On an organic basis, North America continued to lead the segment with new business generation. International, Western Europe and Great Britain also contributed meaningful growth for the segment, related to strong management of the renewal book portfolio alongside new business wins.

The following table sets forth CRB revenue for the six months ended June 30, 2019 and 2018, and the components of the change in revenue for the six months ended June 30, 2019 from the six months ended June 30, 2018.

				Components of Revenue Change (i)
			As		Constant
	Six Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2019	2018	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$1,418	$1,414	—%	(4)%	4%	—%	5%

(i)	Components of revenue change may not add due to rounding.

CRB segment revenue for both the six months ended June 30, 2019 and 2018 was approximately $1.4 billion. The segment had solid growth across all geographies. On an organic basis, North America continued to lead the segment with new business generation. International, Western Europe and Great Britain drove further growth for the segment, primarily with strong management of the renewal book portfolio alongside new business wins.

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

The following table sets forth IRR revenue for the three months ended June 30, 2019 and 2018, and the components of the change in revenue for the three months ended June 30, 2019 from the three months ended June 30, 2018.

				Components of Revenue Change (i)
			As		Constant
	Three Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2019	2018	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$409	$385	6%	(3)%	9%	1%	8%

(i)	Components of revenue change may not add due to rounding.

IRR segment revenue for the three months ended June 30, 2019 and 2018 was $409 million and $385 million, respectively. On an organic basis, all lines of business contributed to the segment’s strong performance. Reinsurance and Underwriting and Capital Management growth was driven by net new business growth and favorable renewal factors while Insurance Consulting and Technology revenue grew from strong technology sales. Max Matthiessen revenue increased as a result of overall growth in net commissions. Both the Wholesale and Investment businesses returned to revenue growth in the second quarter as a result of increased net new business and improved asset-based fees.

The following table sets forth IRR revenue for the six months ended June 30, 2019 and 2018, and the components of the change in revenue for the six months ended June 30, 2019 from the six months ended June 30, 2018.

				Components of Revenue Change (i)
			As		Constant
	Six Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2019	2018	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$998	$959	4%	(3)%	8%	1%	6%

(i)	Components of revenue change may not add due to rounding.

IRR segment revenue for the six months ended June 30, 2019 and 2018 was $998 million and $959 million, respectively. On an organic basis, all lines of business posted revenue growth. Reinsurance, Underwriting and Capital Management, Wholesale and Investment growth was driven by net new business growth and favorable renewal factors while Insurance Consulting and Technology revenue grew from strong technology sales. Max Matthiessen revenue increased as a result of overall growth in net commissions.

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

The following table sets forth BDA revenue for the three months ended June 30, 2019 and 2018, and the components of the change in revenue for the three months ended June 30, 2019 from the three months ended June 30, 2018.

				Components of Revenue Change (i)
			As		Constant
	Three Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2019	2018	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$126	$119	6%	—%	6%	—%	6%

(i)	Components of revenue change may not add due to rounding.

BDA segment revenue for the three months ended June 30, 2019 and 2018 was $126 million and $119 million, respectively. BDA’s growth was primarily led by the continued expansion of its client base and increased demand for project work in the mid-market and large-market spaces.

The following table sets forth BDA revenue for the six months ended June 30, 2019 and 2018, and the components of the change in revenue for the six months ended June 30, 2019 from the six months ended June 30, 2018.

				Components of Revenue Change (i)
			As		Constant
	Six Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2019	2018	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$261	$241	8%	—%	8%	—%	8%

(i)	Components of revenue change may not add due to rounding.

BDA segment revenue for the six months ended June 30, 2019 and 2018 was $261 million and $241 million, respectively. BDA’s growth was primarily led by the continued expansion of its client base and increased demand for project work in the mid-market and large-market spaces.

Costs of Providing Services

Total costs of providing services were approximately $1.9 billion for both the three months ended June 30, 2019 and 2018, with a current year decrease of $55 million, or 3%. Total costs of providing services were $3.8 billion for the six months ended June 30, 2019, compared to $4.0 billion for the six months ended June 30, 2018, a decrease of $135 million, or 3%. See the following discussion for further details.

Salaries and benefits

Salaries and benefits were approximately $1.3 billion, for both the three months ended June 30, 2019 and 2018, with a current year increase of $3 million. This increase was primarily a result of higher base salary and severance costs, partially offset by lower incentive and benefit accruals. Salaries and benefits for the six months ended June 30, 2019 were $2.6 billion, compared to $2.7 billion for the six months ended June 30, 2018, a decrease of $26 million, or 1%. This decrease was primarily a result of lower incentive and benefit accruals, partially offset by slightly higher severance and salary costs.

Salaries and benefits as a percent of revenue decreased to 62% for the three months ended June 30, 2019 from 64% for the three months ended June 30, 2018, and decreased to 60% for the six months ended June 30, 2019 from 62% for the six months ended June 30, 2018.

Other operating expenses

Other operating expenses for the three months ended June 30, 2019 were $412 million, compared to $406 million for the three months ended June 30, 2018, an increase of $6 million, or 1%. Other operating expenses for the six months ended June 30, 2019 were $830 million, compared to $829 million for the six months ended June 30, 2018, an increase of $1 million. The increases for both periods were due to higher professional fees, partially offset by lower occupancy and professional liability costs.

Depreciation

Depreciation for the three months ended June 30, 2019 was $59 million, compared to $51 million for the three months ended June 30, 2018, an increase of $8 million, or 16%. Depreciation for the six months ended June 30, 2019 was $113 million, compared to $100 million for the six months ended June 30, 2018, an increase of $13 million, or 13%. These increases were primarily due to a higher depreciable base of assets resulting from additional assets placed in service during 2018.

Amortization

Amortization for the three months ended June 30, 2019 was $123 million, compared to $140 million for the three months ended June 30, 2018, a decrease of $17 million, or 12%. Amortization for the six months ended June 30, 2019 was $250 million, compared to $281 million for the six months ended June 30, 2018, a decrease of $31 million, or 11%. Our intangible amortization is more heavily weighted to the initial years of the useful lives of the related intangibles, and therefore amortization will continue to decrease over time. However, we expect amortization to increase in the second half of the year following the acquisition of TRANZACT on July 30, 2019.

Transaction and integration expenses

There was no significant amount of transaction and integration expenses incurred for the three months ended June 30, 2019. Transaction and integration expenses for the three months ended June 30, 2018 consisted of $55 million of integration costs.

Transaction and integration expenses for the six months ended June 30, 2019 was comprised of $6 million of transaction costs related to the acquisition of TRANZACT, compared to $98 million of integration costs for the six months ended June 30, 2018. There have been no integration costs incurred during 2019 due to the completion of all integration activities in 2018.

Income from Operations

Income from operations for the three months ended June 30, 2019 was $176 million, compared to $63 million for the three months ended June 30, 2018, an increase of $113 million. This increase resulted from higher revenue of $58 million and lower operating expenses of $55 million, primarily driven by the absence of integration expenses of $55 million incurred in the prior-year quarter.

Income from operations for the six months ended June 30, 2019 was $535 million, compared to $322 million for the six months ended June 30, 2018, an increase of $213 million. This increase resulted mostly from lower operating expenses of $135 million, primarily driven by the absence of integration expenses of $98 million incurred in the prior year, and higher revenue of $78 million.

Interest Expense

Interest expense for the three months ended June 30, 2019 was $56 million, compared to $52 million for the three months ended June 30, 2018, an increase of $4 million, or 8%. Interest expense for the six months ended June 30, 2019 was $110 million, compared to $103 million for the six months ended June 30, 2018, an increase of $7 million, or 7%. These increases resulted from higher interest rates associated with our additional senior notes offering during the second half of 2018.

Other Income, Net

Other income, net for the three months ended June 30, 2019 was $67 million, compared to $63 million for the three months ended June 30, 2018, an increase of $4 million, primarily resulting from favorable investment income activity for the current quarter, partially offset by unfavorable foreign exchange activity for the period.

Other income, net for the six months ended June 30, 2019 was $122 million, compared to $119 million for the six months ended June 30, 2018, an increase of $3 million, primarily resulting from the absence of a loss on disposal of operations from the prior year and favorable foreign exchange activity for the current year, partially offset by decreased pension income.

Provision for Income Taxes

Provision for income taxes for the three months ended June 30, 2019 was $38 million, compared to $9 million for the three months ended June 30, 2018, an increase to income tax expense of $29 million. The effective tax rate was 19.7% for the three months ended June 30, 2019, and 12.7% for the three months ended June 30, 2018. Provision for income taxes for the six months ended June 30, 2019 was $105 million, compared to $52 million for the six months ended June 30, 2018, an increase of $53 million. The effective tax rate was 19.1% for the six months ended June 30, 2019, and 15.5% for the six months ended June 30, 2018. The effective tax rates are calculated using extended values from our condensed consolidated statements of comprehensive income, and are therefore more precise tax rates than can be calculated using rounded values. The increases in the effective tax rates for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 were primarily due to additional taxes on global intangible low-taxed income (‘GILTI’).

Net Income Attributable to Willis Towers Watson

Net income attributable to Willis Towers Watson for the three months ended June 30, 2019 was $138 million, compared to $58 million for the three months ended June 30, 2018, an increase of $80 million, or 138%.

Net income attributable to Willis Towers Watson for the six months ended June 30, 2019 was $425 million, compared to $273 million for the six months ended June 30, 2018, an increase of $152 million, or 56%. The increases for both periods were primarily due to lower operating expenses and organic revenue growth across all segments, partially offset by higher tax expense.

Liquidity and Capital Resources

Executive Summary

Our principal sources of liquidity are funds generated by operating activities, available cash and cash equivalents and amounts available under our revolving credit facilities or new debt offerings.

Based on our current balance sheet and cash flows, current market conditions and information available to us at this time, we believe that Willis Towers Watson has access to sufficient liquidity, which includes our undrawn revolving credit facilities, to meet our cash needs for the next twelve months, including investing in the business for growth, scheduled debt repayments and dividend payments. Additionally, we used term loan financing to complete our acquisition of TRANZACT.

The Company accrues taxes related to its undistributed earnings of subsidiaries when it expects that it will recover those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of our subsidiaries.

At December 31, 2018, as a result of an international restructuring, we were considering repatriating an additional $2.1 billion, which was previously deemed indefinitely reinvested. As a result, we recorded an estimate for foreign withholding and state income tax expense of approximately $11 million at December 31, 2018. During the three months ended June 30, 2019, we repatriated a portion of this as previously taxed income and return of capital. In June 2019, Treasury regulations were issued that would impact the U.S. taxability of the balance of the earnings associated with the international restructuring. As such, the Company has changed its assertion with respect to any additional earnings from this restructuring for the foreseeable future. Of the original $2.1 billion under consideration, $1.0 billion remains permanently reinvested.

In addition to the international restructuring, we continue to have certain subsidiaries whose earnings have not been deemed permanently reinvested, for which we have been accruing estimates of the tax effects of such repatriation. Excluding these certain subsidiaries, we continue to assert that the historical cumulative earnings for the remainder of our subsidiaries have been reinvested indefinitely, and therefore do not provide deferred taxes on these amounts. If future events, including material changes in estimates of cash, working capital, long-term investment requirements or additional guidance relating to U.S. Tax Reform, necessitate that these earnings be distributed, an additional provision for income and foreign withholding taxes, net of credits, may be necessary. Other potential sources of cash may be through the settlement of intercompany loans or return of capital distributions in a tax-efficient manner.

Events that could change the historical cash flow dynamics discussed above include significant changes in operating results, potential future acquisitions or divestitures, material changes in geographic sources of cash, unexpected adverse impacts from litigation or regulatory matters, or future pension funding during periods of severe downturn in the capital markets.

Assets and liabilities associated with non-U.S. entities have been translated into U.S. dollars as of June 30, 2019 at U.S. dollar rates that fluctuate compared to historical periods. As a result, cash flows derived from changes in the condensed consolidated balance sheets include the impact of the change in foreign exchange translation rates.

Cash and Cash Equivalents

Our cash and cash equivalents at June 30, 2019 totaled $812 million, compared to $1.0 billion at December 31, 2018. The decrease in cash from December 31, 2018 to June 30, 2019 was primarily due to the payment of dividends and outstanding borrowings against our revolving credit facility during the current quarter, as well as lower cash flows from our operating activities resulting from a shift in the timing of income tax payments, higher 2019 first quarter bonus payments, as well as relatively flat cash collections for the first half of 2019.

Additionally, at June 30, 2019, $1.2 billion was available to draw against our $1.25 billion revolving credit facility as compared to $1.1 billion, which was available to draw against the facility at December 31, 2018.

Included within cash and cash equivalents at June 30, 2019 and December 31, 2018 are amounts held for regulatory capital adequacy requirements, including $86 million and $90 million, respectively, held within our regulated U.K. entities.

Summarized Condensed Consolidated Cash Flows

The following table presents the summarized condensed consolidated cash flow information for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
	(in millions)
Net cash from/(used in):
Operating activities	$303	$395
Investing activities	(148)	(153)
Financing activities	(374)	(335)
DECREASE IN CASH AND CASH EQUIVALENTS	(219)	(93)
Effect of exchange rate changes on cash and cash equivalents	(2)	(26)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,033	1,030
CASH AND CASH EQUIVALENTS, END OF PERIOD	$812	$911

Cash Flows From Operating Activities

Cash flows from operating activities were $303 million for the six months ended June 30, 2019, compared to cash flows from operating activities of $395 million for the six months ended June 30, 2018. The $303 million of net cash from operating activities for the six months ended June 30, 2019 included net income of $442 million and $374 million of non-cash adjustments, partially offset by changes in operating assets and liabilities of $513 million. This decrease in cash flows from operations as compared to the prior year primarily resulted from a shift in the timing of income tax payments, higher bonus payments in the first quarter of 2019 and flat cash collections on higher revenue, slightly offset by a higher days-payable outstanding related to our cash management efforts for the first half of the year.

The $395 million of net cash from operating activities for the six months ended June 30, 2018 included net income of $286 million, adjusted for $300 million of non-cash adjustments, offset by changes in operating assets and liabilities of $191 million.

Cash Flows Used In Investing Activities

Cash flows used in investing activities for the six months ended June 30, 2019 and 2018 were $148 million and $153 million, respectively, primarily driven by capital expenditures and capitalized software additions.

Cash Flows Used In Financing Activities

Cash flows used in financing activities for the six months ended June 30, 2019 were $374 million. The most significant financing activities included dividend payments of $161 million, net debt-related payments of $109 million and share repurchases of $51 million.

Cash flows used in financing activities for the six months ended June 30, 2018 were $335 million. The significant financing activities included share repurchases of $269 million and dividend payments of $149 million, which were partially offset by net borrowings of $154 million.

Indebtedness

Total debt, total equity, and the capitalization ratios at June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018
	($ in millions)
Long-term debt	$4,284	$4,389
Current debt	187	186
Total debt	$4,471	$4,575

Total Willis Towers Watson shareholders’ equity	$10,090	$9,852

Capitalization ratio	30.7%	31.7%

At June 30, 2019, our mandatory debt repayment over the next twelve months is a scheduled repayment of $187 million on our outstanding 7.000% senior notes due in 2019.

As part of the acquisition of TRANZACT, the Company secured $1.1 billion of financing in the form of a one-year unsecured term loan. Borrowing occurred in conjunction with the closing of the acquisition on July 30, 2019.

At June 30, 2019 and December 31, 2018, we were in compliance with all financial covenants.

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

At June 30, 2019 and December 31, 2018, we had fiduciary funds of $3.7 billion and $3.3 billion, respectively.

Share Repurchase Program

The Company is authorized to repurchase shares, by way of redemption, and will consider whether to do so from time to time, based on many factors, including market conditions. There are no expiration dates for our repurchase plans or programs.

On February 23, 2018, the board of directors approved a total authorization of $1.0 billion for the Company’s existing share repurchase program.

At June 30, 2019, approximately $348 million remained on the current repurchase authority. The maximum number of shares that could be repurchased based on the closing price of our ordinary shares on June 28, 2019 of $191.54 was 1,817,116.

As a result of our acquisition of TRANZACT, in the near term we expect to repurchase shares primarily to offset dilution from our share-based compensation. During the three and six months ended June 30, 2019, the Company had the following share repurchase activity:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Shares repurchased	280,246	280,246
Average price per share	$181.97	$181.97
Aggregate repurchase cost (excluding broker costs)	$51 million	$51 million

Capital Commitments

Capital expenditures for fixed assets and software for internal use were $120 million during the six months ended June 30, 2019. The Company estimates that there will be additional such expenditures of approximately $130 million during the remainder of 2019. We expect cash from operations to adequately provide for these cash needs. There have been no material changes to our capital commitments since December 31, 2018.

Dividends

Total cash dividends of $161 million were paid during the six months ended June 30, 2019. In May 2019, the board of directors approved a quarterly cash dividend of $0.65 per share ($2.60 per share annualized rate), which was paid on July 15, 2019 to shareholders of record as of June 30, 2019.

Off-Balance Sheet Arrangements and Contractual Obligations

Off-Balance Sheet Transactions

As of January 1, 2019, in accordance with ASC 842, we recognized operating lease commitments on the condensed consolidated balance sheet, which were previously off-balance sheet arrangements (see Note 12 — Leases for further information). Other than this change, see Part II, Item 7. ‘Off-Balance Sheet Arrangements and Contractual Obligations’ in our Annual Report on Form 10-K, filed with the SEC on February 27, 2019, for a discussion pertaining to off-balance sheet transactions.

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

Non-GAAP Financial Measures

In order to assist readers of our condensed consolidated financial statements in understanding the core operating results that Willis Towers Watson’s management uses to evaluate the business and for financial planning purposes, we present the following non-GAAP measures and their most directly comparable U.S. GAAP measure:

Most Directly Comparable U.S. GAAP Measure	Non-GAAP Measure
As reported change	Constant currency change
As reported change	Organic change
Income from operations/margin	Adjusted operating income/margin
Net income/margin	Adjusted EBITDA/margin
Net income attributable to Willis Towers Watson	Adjusted net income
Diluted earnings per share	Adjusted diluted earnings per share
Income from operations before income taxes	Adjusted income before taxes
Provision for income taxes/U.S. GAAP tax rate	Adjusted income taxes/tax rate
Net cash from operating activities	Free cash flow

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

Reconciliations of the reported changes to the constant currency and organic changes for the three and six months ended June 30, 2019 from the three and six months ended June 30, 2018 are as follows:

				Components of Revenue Change (i)
			As		Constant
	Three Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2019	2018	Change	Impact	Change	Divestitures	Change
	($ in millions)
Revenue	$2,048	$1,990	3%	(3)%	6%	—%	6%

				Components of Revenue Change (i)
			As		Constant
	Six Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2019	2018	Change	Impact	Change	Divestitures	Change
	($ in millions)
Revenue	$4,360	$4,282	2%	(3)%	5%	—%	5%

(i)	Components of revenue change may not add due to rounding.

Adjusting for the impacts of foreign currency and acquisitions and disposals in the calculation of our organic activity, our revenue grew by 6% and 5% for the three and six months ended June 30, 2019, respectively. This organic increase in revenue was driven by strong performances in all segments.

Adjusted Operating Income/Margin

We consider adjusted operating income/margin to be important financial measures, which are used to internally evaluate and assess our core operations and to benchmark our operating results against our competitors.

Adjusted operating income is defined as income from operations adjusted for amortization, transaction and integration expenses and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results. Adjusted operating income margin is calculated by dividing adjusted operating income by revenue.

Reconciliations of income from operations to adjusted operating income for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Income from operations	$176	$63	$535	$322
Adjusted for certain items:
Amortization	123	140	250	281
Transaction and integration expenses	—	55	6	98
Adjusted operating income	$299	$258	$791	$701

Income from operations margin	8.6%	3.2%	12.3%	7.5%
Adjusted operating income margin	14.6%	13.0%	18.1%	16.4%

Adjusted operating income increased for the three months ended June 30, 2019 to $299 million, from $258 million for the three months ended June 30, 2018. Adjusted operating income increased for the six months ended June 30, 2019 to $791 million, from $701 million for the six months ended June 30, 2018. These increases were primarily due to organic revenue growth across all segments.

Adjusted EBITDA/Margin

We consider adjusted EBITDA/margin to be important financial measures, which are used internally to evaluate and assess our core operations, to benchmark our operating results against our competitors and to evaluate and measure our performance-based compensation plans.

Adjusted EBITDA is defined as net income adjusted for provision for income taxes, interest expense, depreciation and amortization, transaction and integration expenses, (gain)/loss on disposal of operations and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results. Adjusted EBITDA margin is calculated by dividing adjusted EBITDA by revenue.

Reconciliations of net income to adjusted EBITDA for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
NET INCOME	$149	$65	$442	$286
Provision for income taxes	38	9	105	52
Interest expense	56	52	110	103
Depreciation	59	51	113	100
Amortization	123	140	250	281
Transaction and integration expenses	—	55	6	98
Pension settlement and curtailment gains and losses	—	20	—	20
Loss on disposal of operations	—	—	—	9
Adjusted EBITDA	$425	$392	$1,026	$949

Net income margin	7.3%	3.3%	10.1%	6.7%
Adjusted EBITDA margin	20.8%	19.7%	23.5%	22.2%

Adjusted EBITDA for the three months ended June 30, 2019 was $425 million, compared to $392 million for the three months ended June 30, 2018. Adjusted EBITDA for the six months ended June 30, 2019 was $1.0 billion, compared to $949 million for the six months ended June 30, 2018. These increases were primarily due to organic revenue growth across all segments.

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

Reconciliations of net income attributable to Willis Towers Watson to adjusted diluted earnings per share for the three months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30,
	2019	2018
	($ in millions)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$138	$58
Adjusted for certain items:
Amortization	123	140
Transaction and integration expenses	—	55
Pension settlement and curtailment gains and losses	—	20
Tax effect on certain items listed above (i)	(29)	(48)
Adjusted net income	$232	$225

Weighted-average shares of common stock — diluted	130	133

Diluted earnings per share	$1.06	$0.44
Adjusted for certain items (ii) :
Amortization	0.94	1.06
Transaction and integration expenses	—	0.41
Pension settlement and curtailment gains and losses	—	0.15
Tax effect on certain items listed above (i)	(0.22)	(0.36)
Adjusted diluted earnings per share	$1.78	$1.70

(i)	The tax effect was calculated using an effective tax rate for each item.
(ii)	Per share values and totals may differ due to rounding.

Reconciliations of net income attributable to Willis Towers Watson to adjusted diluted earnings per share for the six months ended June 30, 2019 and 2018 are as follows:

	Six Months Ended June 30,
	2019	2018
	($ in millions)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$425	$273
Adjusted for certain items:
Amortization	250	281
Transaction and integration expenses	6	98
Pension settlement and curtailment gains and losses	—	20
Loss on disposal of operations	—	9
Tax effect on certain items listed above (i)	(61)	(95)
Adjusted net income	$620	$586

Weighted-average shares of common stock — diluted	130	133

Diluted earnings per share	$3.26	$2.05
Adjusted for certain items (ii) :
Amortization	1.92	2.11
Transaction and integration expenses	0.05	0.74
Pension settlement and curtailment gains and losses	—	0.15
Loss on disposal of operations	—	0.07
Tax effect on certain items listed above (i)	(0.47)	(0.71)
Adjusted diluted earnings per share	$4.76	$4.41

(i)	The tax effect was calculated using an effective tax rate for each item.
(ii)	Per share values and totals may differ due to rounding.

Our adjusted diluted earnings per share increased for the both the three and six months ended June 30, 2019 as compared to the prior year primarily due to organic revenue growth across all segments.

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

Reconciliations of income from operations before income taxes to adjusted income before taxes and provision for income taxes to adjusted income taxes for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	($ in millions)
INCOME FROM OPERATIONS BEFORE INCOME TAXES	$187	$74	$547	$338
Adjusted for certain items:
Amortization	123	140	250	281
Transaction and integration expenses	—	55	6	98
Pension settlement and curtailment gains and losses	—	20	—	20
Loss on disposal of operations	—	—	—	9
Adjusted income before taxes	$310	$289	$803	$746

Provision for income taxes	$38	$9	$105	$52
Tax effect on certain items listed above (i)	29	48	61	95
Adjusted income taxes	$67	$57	$166	$147

U.S. GAAP tax rate	19.7%	12.7%	19.1%	15.5%
Adjusted income tax rate	21.4%	19.7%	20.6%	19.7%

(i)	The tax effect was calculated using an effective tax rate for each item.

Our U.S. GAAP tax rates were 19.7% and 12.7% for the three months ended June 30, 2019 and 2018, respectively, and 19.1% and 15.5% for the six months ended June 30, 2019 and 2018, respectively. The increases in the U.S. GAAP tax rate for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 were primarily due to additional taxes on global intangible low-taxed income (‘GILTI’).

Our adjusted income tax rates were 21.4% and 19.7% for the three months ended June 30, 2019 and 2018, respectively, and 20.6% and 19.7% for the six months ended June 30, 2019 and 2018, respectively.

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

Reconciliations of cash flows from operating activities to free cash flow for the six months ended June 30, 2019 and 2018 are as follows:

	Six Months Ended June 30,
	2019	2018
	(in millions)
Cash flows from operating activities	$303	$395
Less: Additions to fixed assets and software for internal use	(120)	(141)
Free cash flow	$183	$254

The decrease in free cash flows in 2019 primarily resulted from a shift in the timing of income tax payments, higher bonus payments in the first quarter of 2019 and flat cash collections on higher revenue, slightly offset by a higher days-payable outstanding related to our cash management efforts for the first half of the year.

Critical Accounting Policies and Estimates

There were no material changes from the Critical Accounting Policies and Estimates disclosed in our 2018 Annual Report on Form 10-K, filed with the SEC on February 27, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have considered changes in our exposure to market risks during the six months ended June 30, 2019, and we have determined that there have been no material changes to our exposure to market risks from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 27, 2019. However, we have provided the following information to supplement or update our disclosures on our Form 10-K.

LIBOR-Related Debt Instruments

In July 2017, the Financial Conduct Authority, the authority that regulates LIBOR, announced its intention to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (‘ARRC’), a group of private-market participants convened by the Federal Reserve Board and the Federal Reserve Bank of New York to help ensure a successful transition from U.S. dollar LIBOR (‘USD-LIBOR’) to a more robust reference rate, has proposed that the Secured Overnight Financing Rate (‘SOFR’) represents the best alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a transition plan with specific steps and timelines designed to encourage the adoption of SOFR and guide the transition to SOFR from USD-LIBOR. Organizations are currently working on industry-wide and company-specific transition plans related to derivatives and cash markets exposed to USD-LIBOR. Similar efforts are underway to identify suitable replacement reference rates for LIBOR in other major currencies.

As of June 30, 2019, the Company’s primary exposure is its $1.25 billion revolving credit facility maturing in 2022, which is priced using rates tied to LIBOR. We anticipate renegotiating this facility prior to the potential LIBOR quotation termination date. In addition, the Company and its subsidiaries have entered into various intercompany notes indexed to LIBOR. The Company expects to amend or replace the LIBOR-based intercompany notes as necessary to reflect new market benchmarks for the relevant loan currencies.

We are currently evaluating the LIBOR-related risks that may be inherent elsewhere in our business and are monitoring for further proposals and guidance from the ARRC and other alternative-rate initiatives, with the expectation that we will be prepared for the termination of the LIBOR benchmarks.

Interest Income on Fiduciary Funds

As described in our Form 10-K, we are exposed to interest rate risk. Specifically, as a result of our operating activities, we receive cash for premiums and claims which we deposit in short-term investments denominated in U.S. dollars and other currencies.  We earn interest on these funds, which is included in our condensed consolidated financial statements as interest income. These funds are regulated in terms of access and the instruments in which they may be invested, most of which are short-term in maturity. At June 30, 2019, we held $1.8 billion of fiduciary funds invested in interest-bearing accounts. If short-term interest rates increased or decreased by 25 basis points, interest earned on these invested fiduciary funds, and therefore our interest income recognized, would increase or decrease by approximately $4 million on an annualized basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2019, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (‘CEO’) and the Chief Financial Officer (‘CFO’), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined by Exchange Act Rule 13a-15(e). Based upon that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures are effective in ensuring that the information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the CEO and the CFO, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1. regarding our legal proceedings is incorporated by reference herein from Part I, Item 1 Note 13 — Commitments and Contingencies - Legal Proceedings of the notes to the condensed consolidated financial statements in this Form 10-Q for the quarter ended June 30, 2019.

ITEM 1A. RISK FACTORS

Except as described below, there are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K, filed with the SEC on February 27, 2019. We urge you to read the risk factors contained in our Annual Report.

Our acquisition of TRANZACT may create incremental business, regulatory and reputational risks.

On July 30, 2019, the Company completed the acquisition of TRANZACT, a U.S.-based direct-to-consumer health care organization that links individuals to US insurance carriers. The TRANZACT acquisition entails important risks, including the following, among others: the risk that we are unable to successfully integrate TRANZACT operations and employees and realize its benefits, including the acceleration of our direct-to-consumer strategy at the times and to the extent anticipated; the potential impact of the consummation of the proposed transaction on relationships, including with employees, suppliers, clients and competitors; the risk of material changes in U.S. health care regulation; changes in general economic, business and political conditions, including changes in the financial markets; significant competition in the marketplace; and compliance with extensive government regulation. For a further discussion of risks relating to our Benefits and Delivery Administration segment, and with respect to acquisitions generally, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K, filed with the SEC on February 27, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2019, no shares were issued by the Company without registration under the Securities Act of 1933, as amended.

(c) Issuer Purchases of Equity Securities

The Company is authorized to repurchase shares, by way of redemption, and will consider whether to do so from time to time, based on many factors, including market conditions. There are no expiration dates for these repurchase plans or programs.

On February 23, 2018, the board of directors approved a total authorization of $1.0 billion for the Company’s existing share repurchase program.

The following table presents specified information about the Company’s repurchases of its ordinary shares in the second quarter of 2019 and the Company’s remaining repurchase authority.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1, 2019 through April 30, 2019	—	$—	—	2,097,362
May 1, 2019 through May 31, 2019	119,081	$176.34	119,081	1,978,281
June 1, 2019 through June 30, 2019	161,165	$186.13	161,165	1,817,116
	280,246	$181.97	280,246

The maximum number of shares that may yet be purchased under the existing stock repurchase authority is 1,817,116. At June 30, 2019, approximately $348 million remained on the current open-ended repurchase authority granted by the board. An estimate of the maximum number of shares under the existing authorities was determined using the closing price of our ordinary shares on June 28, 2019 of $191.54. As a result of our acquisition of TRANZACT, in the near term, we expect to repurchase shares primarily to offset dilution from our share-based compensation.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Willis Towers Watson Public Limited Company Compensation Policy and Share Ownership Guidelines for Non-Employee Directors (as of July 2019)*
10.2	Second Amendment to Employment Agreement, dated as of May 20, 2019, between Willis Towers Watson Public Limited Company and John J. Haley†*
31.1	Certification of the Registrant’s Chief Executive Officer, John J. Haley, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*
31.2	Certification of the Registrant’s Chief Financial Officer, Michael J. Burwell, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*
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

Willis Towers Watson Public Limited Company
(Registrant)

/s/ John J. Haley		August 1, 2019
Name:	John J. Haley	Date
Title:	Chief Executive Officer

/s/ Michael J. Burwell		August 1, 2019
Name:	Michael J. Burwell	Date
Title:	Chief Financial Officer

/s/ Susan D. Davies		August 1, 2019
Name:	Susan D. Davies	Date
Title:	Principal Accounting Officer and Controller