Form 10-Q
period 2019-09-30
WILLIS TOWERS WATSON PLC
filed 2019-11-01
CIK 1140536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 29, 2019, there were outstanding 128,572,706 ordinary shares, nominal value $0.000304635 per share, of the registrant.

WILLIS TOWERS WATSON

INDEX TO FORM 10-Q

For the Three and Nine Months Ended September 30, 2019

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

‘Miller’	Miller Insurance Services LLP and its subsidiaries

‘TRANZACT’	CD&R TZ Holdings, Inc. and its subsidiaries, doing business as TRANZACT

‘U.S.’	United States

‘U.K.’	United Kingdom

‘Brexit’	The United Kingdom’s planned exit from the European Union, which has a deadline of January 31, 2020.

‘E.U.’	European Union or European Union 27 (the number of member countries following the United Kingdom’s exit)

‘U.S. GAAP’	United States Generally Accepted Accounting Principles

‘FASB’	Financial Accounting Standards Board

‘ASU’	Accounting Standards Update

‘ASC’	Accounting Standards Codification

‘SEC’	Securities and Exchange Commission

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

•	the risk of material adverse outcomes on existing litigation or investigation matters;
•	changes in the regulatory environment in which we operate, including, among other risks, the impact of pending competition law and regulatory investigations;
•	various claims, government inquiries or investigations or the potential for regulatory action;
•	our ability to make divestitures or acquisitions and our ability to integrate or manage such acquired businesses (including with respect to the acquisition of TRANZACT);
•	our ability to integrate direct-to-consumer sales and marketing solutions with our existing offerings and solutions;
•	failure to protect client data or breaches of information systems;
•	the ability to comply with complex and evolving regulations related to data privacy and cyber security;
•	the potential impact of Brexit;
•	our ability to successfully enhance our billing, collection, and other working capital efforts, and thereby increase our free cash flow;
•	the potential impact of the change in the method for determining the London Interbank Offered Rate (‘LIBOR’);
•	our ability to properly identify and manage conflicts of interest;
•	reputational damage;
•	reliance on third-party services;
•	the loss of key employees;
•	our ability to successfully manage ongoing organizational changes;
•	disasters or business continuity problems;
•	doing business internationally, including the impacts of foreign currency exchange rates;
•	compliance with extensive government regulation;

•	the risk of sanctions imposed by governments, or changes to associated sanction regulations;
•	technological changes;
•	changes and developments in the insurance industry or the U.S. healthcare system, including those related to Medicare;
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

•	U.S. federal income tax consequences to U.S. persons owning at least 10% of our shares;
•	changes in accounting principles, estimates and assumptions, including the impact of the adoption of the new leasing standard;
•	our ability to accurately estimate the lifetime economic value of our direct-to-consumer Medicare policy sales;
•	fluctuation in revenue against our relatively fixed expenses;
•	the laws of Ireland being different from the laws of the United States and potentially affording less protections to the holders of our securities; and
•	our holding company structure potentially preventing us from being able to receive dividends or other distributions in needed amounts from our subsidiaries.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

WILLIS TOWERS WATSON

Condensed Consolidated Statements of Comprehensive Income

(In millions of U.S. dollars, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$1,989	$1,859	$6,349	$6,141
Costs of providing services
Salaries and benefits	1,283	1,238	3,909	3,890
Other operating expenses	417	374	1,247	1,203
Depreciation	58	53	171	153
Amortization	118	127	368	408
Transaction and integration expenses	6	50	12	148
Total costs of providing services	1,882	1,842	5,707	5,802
Income from operations	107	17	642	339
Interest expense	(62)	(51)	(172)	(154)
Other income, net	55	70	177	189
INCOME FROM OPERATIONS BEFORE INCOME TAXES	100	36	647	374
(Provision for)/benefit from income taxes	(20)	10	(125)	(42)
NET INCOME	80	46	522	332
Income attributable to non-controlling interests	(5)	(2)	(22)	(15)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$75	$44	$500	$317

EARNINGS PER SHARE
Basic earnings per share	$0.58	$0.34	$3.86	$2.40
Diluted earnings per share	$0.58	$0.33	$3.84	$2.39

Comprehensive (loss)/income before non-controlling interests	$(42)	$24	$405	$218
Comprehensive income attributable to non-controlling interests	(3)	(2)	(21)	(15)
Comprehensive (loss)/income attributable to Willis Towers Watson	$(45)	$22	$384	$203

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON

Condensed Consolidated Balance Sheets

(In millions of U.S. dollars, except share data)

(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$867	$1,033
Fiduciary assets	13,779	12,604
Accounts receivable, net	2,167	2,379
Prepaid and other current assets	587	404
Total current assets	17,400	16,420
Fixed assets, net	963	942
Goodwill	11,187	10,465
Other intangible assets, net	3,561	3,318
Right-of-use assets	959	—
Pension benefits assets	932	773
Other non-current assets	701	467
Total non-current assets	18,303	15,965
TOTAL ASSETS	$35,703	$32,385
LIABILITIES AND EQUITY
Fiduciary liabilities	$13,779	$12,604
Deferred revenue and accrued expenses	1,521	1,647
Current debt	484	186
Current lease liabilities	151	—
Other current liabilities	801	864
Total current liabilities	16,736	15,301
Long-term debt	5,381	4,389
Liability for pension benefits	1,039	1,170
Deferred tax liabilities	690	559
Provision for liabilities	555	540
Long-term lease liabilities	957	—
Other non-current liabilities	314	429
Total non-current liabilities	8,936	7,087
TOTAL LIABILITIES	25,672	22,388
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NON-CONTROLLING INTEREST	30	26
EQUITY (i)
Additional paid-in capital	10,667	10,615
Retained earnings	1,336	1,201
Accumulated other comprehensive loss, net of tax	(2,113)	(1,961)
Treasury shares, at cost, 17,519 shares in 2019 and 2018, and 40,000 shares, €1 nominal value, in 2019 and 2018	(3)	(3)
Total Willis Towers Watson shareholders’ equity	9,887	9,852
Non-controlling interests	114	119
Total equity	10,001	9,971
TOTAL LIABILITIES AND EQUITY	$35,703	$32,385

(i)

Equity includes (a) Ordinary shares $0.000304635 nominal value; Authorized 1,510,003,775; Issued 128,547,034 (2019) and 128,921,530 (2018); Outstanding 128,547,034 (2019) and 128,921,530 (2018); (b) Ordinary shares, €1 nominal value; Authorized and Issued 40,000 shares in 2019 and 2018; and (c) Preference shares, $0.000115 nominal value; Authorized 1,000,000,000 and Issued none in 2019 and 2018.

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON

Condensed Consolidated Statements of Cash Flows

(In millions of U.S. dollars)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$522	$332
Adjustments to reconcile net income to total net cash from operating activities:
Depreciation	171	158
Amortization	368	408
Non-cash lease expense	107	—
Net periodic benefit of defined benefit pension plans	(93)	(132)
Provision for doubtful receivables from clients	12	10
Benefit from deferred income taxes	(44)	(70)
Share-based compensation	48	15
Net loss on disposal of operations	—	9
Non-cash foreign exchange loss	16	23
Other, net	(11)	5
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable	193	332
Fiduciary assets	(1,342)	(1,298)
Fiduciary liabilities	1,342	1,298
Other assets	(402)	(52)
Other liabilities	(296)	(340)
Provisions	29	18
Net cash from operating activities	620	716
CASH FLOWS USED IN INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	(175)	(209)
Capitalized software costs	(43)	(41)
Acquisitions of operations, net of cash acquired	(1,324)	(8)
Net proceeds from sale of operations	17	4
Other, net	(6)	14
Net cash used in investing activities	(1,531)	(240)
CASH FLOWS FROM/(USED IN) FINANCING ACTIVITIES
Net payments on revolving credit facility	(41)	(654)
Senior notes issued	997	998
Proceeds from issuance of other debt	1,100	—
Debt issuance costs	(13)	(8)
Repayments of debt	(825)	(170)
Repurchase of shares	(147)	(401)
Proceeds from issuance of shares	31	21
Payments of deferred and contingent consideration related to acquisitions	(47)	(50)
Cash paid for employee taxes on withholding shares	(14)	(30)
Dividends paid	(245)	(228)
Acquisitions of and dividends paid to non-controlling interests	(22)	(20)
Net cash from/(used in) financing activities	774	(542)
DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(137)	(66)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(22)	(33)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD (i)	1,033	1,030
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (i)	$874	$931

(i)

As a result of the acquired TRANZACT collateralized facility (see Note 9 — Debt), cash, cash equivalents and restricted cash at the end of the period included $7 million of restricted cash at September 30, 2019, which is included within prepaid and other current assets on our condensed consolidated balance sheet. There were no restricted cash amounts held at December 31, 2018 and 2017, and September 30, 2018.

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON

Condensed Consolidated Statements of Changes in Equity

(In millions of U.S. dollars and number of shares in thousands)

(Unaudited)

	Nine Months Ended September 30, 2019
	Shares outstanding	Additional paid-in capital	Retained earnings	Treasury shares	AOCL (i)	Total WTW shareholders’ equity	Non-controlling interests	Total equity	Redeemable non-controlling interest (ii)	Total
Balance as of December 31, 2018	128,922	$10,615	$1,201	$(3)	$(1,961)	$9,852	$119	$9,971	$26
Adoption of ASU 2018-02 (see Note 2)	—	—	36	—	(36)	—	—	—	—
Net income	—	—	287	—	—	287	4	291	2	$293
Dividends declared ($0.65 per share)	—	—	(85)	—	—	(85)	—	(85)	—
Other comprehensive income/(loss)	—	—	—	—	23	23	(1)	22	—	$22
Issuance of shares under employee stock compensation plans	289	22	—	—	—	22	—	22	—
Share-based compensation and net settlements	—	(7)	—	—	—	(7)	—	(7)	—
Balance as of March 31, 2019	129,211	$10,630	$1,439	$(3)	$(1,974)	$10,092	$122	$10,214	$28
Shares repurchased	(280)	—	(51)	—	—	(51)	—	(51)	—
Net income	—	—	138	—	—	138	9	147	2	$149
Dividends declared ($0.65 per share)	—	—	(84)	—	—	(84)	—	(84)	—
Dividends attributable to non-controlling interests	—	—	—	—	—	—	(19)	(19)	(2)
Other comprehensive (loss)/income	—	—	—	—	(19)	(19)	2	(17)	—	$(17)
Issuance of shares under employee stock compensation plans	52	5	—	—	—	5	—	5	—
Share-based compensation and net settlements	—	10	—	—	—	10	—	10	—
Foreign currency translation	—	(1)	—	—	—	(1)	—	(1)	—
Balance as of June 30, 2019	128,983	$10,644	$1,442	$(3)	$(1,993)	$10,090	$114	$10,204	$28
Shares repurchased	(492)	—	(96)	—	—	(96)	—	(96)	—
Net income	—	—	75	—	—	75	3	78	2	$80
Dividends declared ($0.65 per share)	—	—	(85)	—	—	(85)	—	(85)	—
Dividends attributable to non-controlling interests	—	—	—	—	—	—	(1)	(1)	—
Other comprehensive loss	—	—	—	—	(120)	(120)	(2)	(122)	—	$(122)
Issuance of shares under employee stock compensation plans	56	4	—	—	—	4	—	4	—
Share-based compensation and net settlements	—	14	—	—	—	14	—	14	—
Foreign currency translation	—	5	—	—	—	5	—	5	—
Balance as of September 30, 2019	128,547	$10,667	$1,336	$(3)	$(2,113)	$9,887	$114	$10,001	$30

_________________

(i)	Accumulated other comprehensive loss, net of tax (‘AOCL’).
(ii)	The non-controlling interest is related to Max Matthiessen Holding AB.

WILLIS TOWERS WATSON

Condensed Consolidated Statements of Changes in Equity – (continued)

(In millions of U.S. dollars and number of shares in thousands)

(Unaudited)

	Nine Months Ended September 30, 2018
	Shares outstanding	Additional paid-in capital	Retained earnings	Treasury shares	AOCL (i)	Total WTW shareholders’ equity	Non-controlling interests	Total equity	Redeemable non-controlling interest (ii)	Total
Balance as of December 31, 2017	132,140	$10,538	$1,104	$(3)	$(1,513)	$10,126	$123	$10,249	$28
Adoption of ASC 606	—	—	317	—	—	317	—	317	—
Net income	—	—	215	—	—	215	6	221	—	$221
Dividends declared ($0.60 per share)	—	—	(79)	—	—	(79)	—	(79)	—
Other comprehensive income	—	—	—	—	83	83	1	84	—	$84
Issuance of shares under employee stock compensation plans	277	11	—	—	—	11	—	11	—
Share-based compensation and net settlements	—	3	—	—	—	3	—	3	—
Foreign currency translation	—	(4)	—	—	—	(4)	—	(4)	—
Balance as of March 31, 2018	132,417	$10,548	$1,557	$(3)	$(1,430)	$10,672	$130	$10,802	$28
Shares repurchased	(1,768)	—	(269)	—	—	(269)	—	(269)	—
Net income	—	—	58	—	—	58	5	63	2	$65
Dividends declared ($0.60 per share)	—	—	(76)	—	—	(76)	—	(76)	—
Dividends attributable to non-controlling interests	—	—	—	—	—	—	(16)	(16)	(2)
Other comprehensive loss	—	—	—	—	(175)	(175)	—	(175)	(1)	$(176)
Issuance of shares under employee stock compensation plans	81	7	—	—	—	7	—	7	—
Share-based compensation and net settlements	—	1	—	—	—	1	—	1	—
Foreign currency translation	—	10	—	—	—	10	—	10	—
Balance as of June 30, 2018	130,730	$10,566	$1,270	$(3)	$(1,605)	$10,228	$119	$10,347	$27
Shares repurchased	(890)	—	(132)	—	—	(132)	—	(132)	—
Net income	—	—	44	—	—	44	1	45	1	$46
Dividends declared ($0.60 per share)	—	—	(80)	—	—	(80)	—	(80)	—
Dividends attributable to non-controlling interests	—	—	—	—	—	—	(6)	(6)	(1)
Other comprehensive loss	—	—	—	—	(22)	(22)	—	(22)	—	$(22)
Issuance of shares under employee stock compensation plans	73	3	—	—	—	3	—	3	—
Share-based compensation and net settlements	—	11	—	—	—	11	—	11	—
Foreign currency translation	—	(3)	—	—	—	(3)	—	(3)	—
Balance as of September 30, 2018	129,913	$10,577	$1,102	$(3)	$(1,627)	$10,049	$114	$10,163	$27

_________________

(i)	Accumulated other comprehensive loss, net of tax (‘AOCL’).
(ii)	The non-controlling interest is related to Max Matthiessen Holding AB.

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts in millions of U.S. dollars, except per share data)

(Unaudited)

Note 1 — Nature of Operations

Willis Towers Watson plc is a leading global advisory, broking and solutions company that helps clients around the world turn risk into a path for growth. The Company has more than 45,000 employees servicing clients in over 140 countries.

We design and deliver solutions that manage risk, optimize benefits, cultivate talent, and expand the power of capital to protect and strengthen institutions and individuals.

Our risk management services include strategic risk consulting (including providing actuarial analysis), a variety of due diligence services, the provision of practical on-site risk control services (such as health and safety and property loss control consulting), and analytical and advisory services (such as hazard modeling and reinsurance optimization studies). We also assist our clients with planning for addressing incidents or crises when they occur. These services include contingency planning, security audits and product tampering plans.

We help our clients enhance business performance by delivering consulting services, technology and solutions that optimize benefits and cultivate talent. Our services and solutions encompass such areas as employee benefits, total rewards, talent and benefits outsourcing. In addition, we provide investment advice to help our clients develop disciplined and efficient strategies to meet their investment goals and expand the power of capital.

As an insurance broker, we act as an intermediary between our clients and insurance carriers by advising on their risk management requirements, helping them to determine the best means of managing risk and negotiating and placing insurance with insurance carriers through our global distribution network.

We operate a private Medicare marketplace in the U.S. through which, along with our active employee marketplace, we help our clients move to a more sustainable economic model by capping and controlling the costs associated with healthcare benefits. Additionally, with the acquisition of TRANZACT in July 2019 (See Note 3 – Acquisitions), we also provide direct-to-consumer sales of Medicare coverage.

We are not an insurance company, and therefore we do not underwrite insurable risks for our own account. We believe our broad perspective allows us to see the critical intersections between talent, assets and ideas - the dynamic formula that drives business performance.

Note 2 — Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited quarterly condensed consolidated financial statements of Willis Towers Watson and our subsidiaries are presented in accordance with the rules and regulations of the SEC for quarterly reports on Form 10-Q and therefore do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial statements and results for the interim periods. The condensed consolidated financial statements include the results of operations of TRANZACT for the period from the date of acquisition through September 30, 2019 (see Note 3 — Acquisitions for further information). All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements should be read together with the Company’s Annual Report on Form 10-K, filed with the SEC on February 27, 2019, and may be accessed via EDGAR on the SEC’s web site at www.sec.gov.

The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that can be expected for the entire year. The Company experiences seasonal fluctuations of its revenue. Revenue is typically higher during the Company’s first and fourth quarters due primarily to the timing of broking-related activities. The results reflect certain estimates and assumptions made by management, including those estimates used in calculating acquisition consideration and fair value of tangible and intangible assets and liabilities, professional liability claims, estimated bonuses, valuation of billed and unbilled receivables, and anticipated tax liabilities that affect the amounts reported in the condensed consolidated financial statements and related notes.

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

Additionally and as a result of the acquisition of TRANZACT (see Note 3 – Acquisitions), we have updated our revenue recognition policies to include a description of the revenue accounting, estimates and judgments for our direct-to-consumer Medicare broking offering. Our revenue recognition policies related to our pre-existing Medicare broking offering have not changed as a result of the acquisition of TRANZACT due to the differing nature of those contractual arrangements.

Our lease and revenue recognition policies for 2018 and prior reporting periods are reflected in the notes to our annual consolidated financial statements as filed on February 27, 2019, in our Annual Report on Form 10-K.

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

Revenue Recognition

In our direct-to-consumer Medicare broking offering, we have contractual arrangements with, and act as an agent on behalf of, insurance carriers that provide compensation in return for issued policies. Once an application is submitted to a carrier, our obligation is complete, and we have no ongoing fulfilment obligations. We receive compensation from carriers in the form of commissions, administrative fees and marketing fees in the first year, and depending on the type of policy issued, we may receive renewal commissions for up to 25 years, provided the policies are renewed for such periods of time.

Because our obligation to the carrier is complete upon application submission to the carrier, we recognize revenue at that date, which includes both compensation due to us in the first year as well as an estimate of the total renewal commissions that will be received over the lifetime of the policy. This variable consideration estimate requires significant judgment, and will vary based on product type, estimated commission rates, the expected lives of the respective policies and other factors. The Company has applied an actuarial model to account for these uncertainties, which is updated periodically based on actual experience. Actual results will differ from these estimates, and in accordance with ASC 606, Revenue From Contracts With Customers (‘ASC 606’), revenue has only been recorded such that no significant reversal is expected to occur in the future.

The timing of renewal commission payments is reflective of regulatory restrictions and insurance carriers’ protection for cancellations and varies based on policy holder decisions that are outside of the control of both the Company and the insurance carriers. As such, the estimate of these renewal commissions receivable has not been discounted to reflect a significant financing component.

Note 3 — Acquisitions

TRANZACT Acquisition

On July 30, 2019, the Company acquired TRANZACT, a U.S.-based provider of comprehensive, direct-to-consumer sales and marketing solutions for leading insurance carriers in the U.S. TRANZACT leverages digital, data and direct marketing solutions to deliver qualified leads, fully-provisioned sales and robust customer management systems to brands seeking to acquire and manage large numbers of consumers. Pursuant to the terms of the acquisition agreement, subject to certain adjustments, the consideration consisted of $1.3 billion paid in cash at closing. Additional contingent consideration in the form of a potential earn-out of up to $17 million is to be paid in cash in 2021 based on the achievement of certain financial targets. The acquisition was initially funded in part with a $1.1 billion one-year term loan (see Note 9 — Debt for a description of the term loan and the partial repayment), with the remainder being funded from the Company’s existing revolving credit facility. TRANZACT operates as part of our Benefits Delivery and Administration segment and enhances the Company’s existing Medicare broking offering, while also adding significant direct-to-consumer marketing experience.

A summary of the preliminary fair values of the identifiable assets acquired, and liabilities assumed, of TRANZACT at July 30, 2019 are summarized in the following table.

Cash and cash equivalents	$7
Restricted cash	2
Accounts receivable, net	3
Renewal commissions receivable, current (i)	34
Prepaid and other current assets	19
Renewal commissions receivable, non-current (i)	130
Fixed assets	9
Intangible assets	646
Goodwill	785
Right-of-use assets	19
Other non-current assets	2
Collateralized facility (ii)	(91)
Other current liabilities	(52)
Deferred tax liabilities, net	(165)
Lease liabilities	(19)
Net assets acquired	$1,329

______________

(i)	Renewal commissions receivables arise from direct-to-consumer Medicare broking sales. Cash collections for these receivables are expected to occur over a period of several years. Due to the provisions of ASC 606, these receivables are not discounted for a significant financing component when initially recognized (see Note 2 – Basis of Presentation and Recent Accounting Pronouncements). However, as a result of recognizing the fair value of these receivables in accordance with ASC 805, Business Combinations, these receivables have now been present-valued at the acquisition date. Prior to this fair value adjustment, the carrying value of these receivables was $231 million. The adjusted values of these acquired renewal commissions receivables will be included in prepaid and other current assets or other non-current assets, as appropriate, on the condensed consolidated balance sheets. The acquired renewal commissions receivables will be accounted for prospectively using the cost recovery method in which future cash receipts will initially be applied against the acquisition date fair value until the value reaches zero. Any cash received in excess of the fair value determined at acquisition will be recorded to earnings when it is received at a future date.

(ii)	See Note 9 — Debt for a description of the acquired collateralized facility debt.

Intangible assets consist primarily of $612 million of customer relationships, with an expected life of 15.4 years. Additional intangibles acquired consist of domain names.

Goodwill is calculated as the difference between the aggregate consideration and the acquisition date fair value of the net assets acquired, including the intangible assets acquired, and represents the value of TRANZACT’s assembled workforce and the future economic benefits that we expect to achieve as a result of the acquisition. None of the goodwill recognized on the transaction is tax deductible, however there is tax deductible goodwill that will be carried forward from previous acquisitions by TRANZACT.

Following the acquisition, TRANZACT generated revenue of $51 million. This result is included in the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2019.

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

Other Acquisitions

Other individually less significant acquisitions were completed during the nine months ended September 30, 2019 for combined cash payments of $14 million and contingent consideration fair valued at $9 million.

Note 4 — Revenue

Disaggregation of Revenue

The Company reports revenue by segment in Note 5 — Segment Information. The following tables present revenue by service offering and segment, as well as reconciliations to total revenue for the three and nine months ended September 30, 2019 and 2018. Along with reimbursable expenses and other, total revenue by service offering represents our revenue from customer contracts.

	Three Months Ended September 30,
	HCB		CRB		IRR		BDA		Corporate (ii)		Total
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Broking	$58	$54	$589	$554	$175	$166	$55	$4	$—	$—	$877	$778
Consulting (i)	545	536	30	37	98	102	—	—	3	3	676	678
Outsourced administration (i)	122	116	17	14	3	—	124	123	—	—	266	253
Other (i)	79	67	1	1	44	38	—	—	1	1	125	107
Total revenue by service offering	804	773	637	606	320	306	179	127	4	4	1,944	1,816
Reimbursable expenses and other (ii)	15	14	—	—	2	2	2	1	3	(7)	22	10
Total revenue from customer contracts	$819	$787	$637	$606	$322	$308	$181	$128	$7	$(3)	$1,966	$1,826
Interest and other income (iii)	3	5	14	16	5	11	—	—	1	1	23	33
Total revenue	$822	$792	$651	$622	$327	$319	$181	$128	$8	$(2)	$1,989	$1,859

	Nine Months Ended September 30,
	HCB		CRB		IRR		BDA		Corporate (ii)		Total
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Broking	$195	$191	$1,882	$1,828	$829	$781	$67	$12	$—	$—	$2,973	$2,812
Consulting (i)	1,696	1,671	97	120	312	326	—	—	9	9	2,114	2,126
Outsourced administration (i)	346	364	57	53	8	—	373	356	—	—	784	773
Other (i)	182	150	3	6	154	142	—	—	3	4	342	302
Total revenue by service offering	2,419	2,376	2,039	2,007	1,303	1,249	440	368	12	13	6,213	6,013
Reimbursable expenses and other (ii)	44	45	—	—	6	5	7	5	12	(2)	69	53
Total revenue from customer contracts	$2,463	$2,421	$2,039	$2,007	$1,309	$1,254	$447	$373	$24	$11	$6,282	$6,066
Interest and other income (iii)	14	14	30	29	20	27	—	—	3	5	67	75
Total revenue	$2,477	$2,435	$2,069	$2,036	$1,329	$1,281	$447	$373	$27	$16	$6,349	$6,141

______________

(i)

Amounts presented for HCB Outsourced administration revenue include corrections of approximately $46 million and $152 million of revenue that was previously classified as HCB Consulting revenue or HCB Other revenue in our quarterly report on Form 10-Q for the three and nine months ended September 30, 2018, respectively.

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

Individual revenue streams aggregating to approximately 6% of total revenue from customer contracts for the three months ended September 30, 2019 and 2018, respectively, and approximately 5% of total revenue from customer contracts for the nine months ended September 30, 2019 and 2018, respectively, have been included within the Other line in the tables above.

The following tables present revenue by the geography where our work is performed for the three and nine months ended September 30, 2019 and 2018. Reconciliations to total revenue on our condensed consolidated statements of comprehensive income and to segment revenue are shown in the tables above.

	Three Months Ended September 30,
	HCB		CRB		IRR		BDA		Corporate		Total
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
North America	$482	$466	$288	$266	$88	$83	$179	$127	$4	$4	$1,041	$946
Great Britain	116	113	139	137	147	139	—	—	—	—	402	389
Western Europe	123	121	105	96	47	47	—	—	—	—	275	264
International	83	73	105	107	38	37	—	—	—	—	226	217
Total revenue by geography	$804	$773	$637	$606	$320	$306	$179	$127	$4	$4	$1,944	$1,816

	Nine Months Ended September 30,
	HCB		CRB		IRR		BDA		Corporate		Total
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
North America	$1,431	$1,395	$782	$740	$369	$341	$440	$368	$12	$13	$3,034	$2,857
Great Britain	354	362	453	455	643	616	—	—	—	—	1,450	1,433
Western Europe	402	399	472	456	167	169	—	—	—	—	1,041	1,024
International	232	220	332	356	124	123	—	—	—	—	688	699
Total revenue by geography	$2,419	$2,376	$2,039	$2,007	$1,303	$1,249	$440	$368	$12	$13	$6,213	$6,013

Contract Balances

The Company reports accounts receivable, net on the condensed consolidated balance sheet, which includes billed and unbilled receivables and current contract assets. In addition to accounts receivable, net, the Company had the following non-current contract assets and deferred revenue balances at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Billed receivables, net of allowance for doubtful accounts of $40 million and $40 million	$1,638	$1,702
Unbilled receivables	383	356
Current contract assets	146	321
Accounts receivable, net	$2,167	$2,379
Non-current accounts receivable, net	$20	$20
Non-current contract assets	$20	$3
Deferred revenue	$481	$448

During the three and nine months ended September 30, 2019, revenue of approximately $42 million and $338 million, respectively, was recognized that was reflected as deferred revenue at December 31, 2018. During the three months ended September 30, 2019, revenue of approximately $198 million was recognized that was reflected as deferred revenue at June 30, 2019.

During the three and nine months ended September 30, 2019, the Company recognized revenue of approximately $3 million and $12 million, respectively, related to performance obligations satisfied in a prior period.

Performance Obligations

The Company has contracts for which performance obligations have not been satisfied as of September 30, 2019 or have been partially satisfied as of this date. The following table shows the expected timing for the satisfaction of the remaining performance obligations. This table does not include contract renewals nor variable consideration, which was excluded from the transaction prices in accordance with the guidance on constraining estimates of variable consideration.

In addition, in accordance with ASC 606, the Company has elected not to disclose the remaining performance obligations when one or both of the following circumstances apply:

•	Performance obligations which are part of a contract that has an original expected duration of less than one year, and
•	Performance obligations satisfied in accordance with ASC 606-10-55-18 (‘right to invoice’).

	Remainder of 2019	2020	2021 onward	Total
Revenue expected to be recognized on contracts as of September 30, 2019	$142	$426	$602	$1,170

Since most of the Company’s contracts are cancellable with less than one year’s notice, and have no substantive penalty for cancellation, the majority of the Company’s remaining performance obligations as of September 30, 2019 have been excluded from the table above.

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

The following table presents segment revenue and segment operating income for our reportable segments for the three months ended September 30, 2019 and 2018.

	Three Months Ended September 30,
	HCB		CRB		IRR		BDA		Total
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Segment revenue	$807	$778	$651	$622	$325	$317	$179	$127	$1,962	$1,844

Segment operating income/(loss)	$214	$194	$81	$66	$31	$29	$(21)	$(33)	$305	$256

The following table presents segment revenue and segment operating income for our reportable segments for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,
	HCB		CRB		IRR		BDA		Total
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Segment revenue	$2,433	$2,390	$2,069	$2,036	$1,323	$1,276	$440	$368	$6,265	$6,070

Segment operating income/(loss)	$587	$536	$312	$288	$392	$379	$(67)	$(96)	$1,224	$1,107

The following table presents reconciliations of the information reported by segment to the Company’s condensed consolidated statement of comprehensive income amounts reported for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Total segment revenue	$1,962	$1,844	$6,265	$6,070
Reimbursable expenses and other	27	15	84	71
Revenue	$1,989	$1,859	$6,349	$6,141

Total segment operating income	$305	$256	$1,224	$1,107
Amortization	(118)	(127)	(368)	(408)
Transaction and integration expenses	(6)	(50)	(12)	(148)
Unallocated, net (i)	(74)	(62)	(202)	(212)
Income from operations	107	17	642	339
Interest expense	(62)	(51)	(172)	(154)
Other income, net	55	70	177	189
Income from operations before income taxes	$100	$36	$647	$374

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

Note 6 — Income Taxes

Provision for/benefit from income taxes for the three and nine months ended September 30, 2019 were provisions of $20 million and $125 million, respectively, compared to a benefit of $10 million and a provision of $42 million for the three and nine months ended September 30, 2018, respectively. The effective tax rates were 20.4% and 19.3% for the three and nine months ended September 30, 2019, respectively, and (28.1)% and 11.3% for the three and nine months ended September 30, 2018, respectively. These effective tax rates are calculated using extended values from our condensed consolidated statements of comprehensive income, and are therefore more precise tax rates than can be calculated from rounded values. The effective tax rates for the three and nine months ended September 30, 2019 were higher than the three and nine months ended September 30, 2018 due primarily to the recognition of a discrete tax benefit from the release of a valuation allowance on certain state deferred tax assets during the three and nine months ended September 30, 2018.

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

At December 31, 2018, as a result of an international restructuring, we were considering repatriating an additional $2.1 billion, which was previously deemed indefinitely reinvested. As a result, we recorded an estimate for foreign withholding and state income tax expense of approximately $11 million at December 31, 2018. During the three months ended June 30, 2019, we repatriated a portion of this as previously taxed income and return of capital. In addition, during the second quarter of 2019, Treasury regulations were issued that impacted the U.S. taxability of the balance of the earnings associated with the international restructuring. As such, the

Company changed its assertion with respect to any additional earnings from this restructuring for the foreseeable future. Of the original $2.1 billion under consideration, $1.0 billion remains permanently reinvested at September 30, 2019.

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

Note 7 — Goodwill and Other Intangible Assets

The components of goodwill are outlined below for the nine months ended September 30, 2019:

	HCB	CRB	IRR	BDA	Total
Balance at December 31, 2018:
Goodwill, gross	$4,300	$2,308	$1,792	$2,557	$10,957
Accumulated impairment losses	(130)	(362)	—	—	(492)
Goodwill, net - December 31, 2018	4,170	1,946	1,792	2,557	10,465
Goodwill acquired during the period	—	—	9	785	794
Goodwill disposed of during the period	—	(6)	—	—	(6)
Acquisition accounting adjustment	—	—	2	—	2
Foreign exchange	(33)	(28)	(7)	—	(68)
Balance at September 30, 2019:
Goodwill, gross	4,267	2,274	1,796	3,342	11,679
Accumulated impairment losses	(130)	(362)	—	—	(492)
Goodwill, net - September 30, 2019	$4,137	$1,912	$1,796	$3,342	$11,187

Other Intangible Assets

The following table reflects changes in the net carrying amounts of the components of finite-lived intangible assets for the nine months ended September 30, 2019:

	Balance at December 31, 2018	ASC 842 reclassification (i)	Intangible assets acquired (ii)	Intangible assets disposed	Amortization	Foreign exchange	Balance at September 30, 2019
Client relationships	$1,986	$—	$625	$(8)	$(235)	$(20)	$2,348
Management contracts	48	—	—	—	(2)	(4)	42
Software	328	—	—	(1)	(95)	(1)	231
Trademark and trade name	920	—	—	—	(33)	(3)	884
Product and domain name	27	—	34	—	(3)	(2)	56
Favorable agreements	9	(9)	—	—	—	—	—
Total amortizable intangible assets	$3,318	$(9)	$659	$(9)	$(368)	$(30)	$3,561

__________________

(i) On January 1, 2019, in accordance with ASC 842, we reclassified our favorable lease agreement assets to right-of-use assets within our condensed consolidated balance sheet.

(ii) Includes $612 million and $34 million of client relationship and domain name intangible assets, respectively, associated with our acquisition of TRANZACT.

We recorded amortization related to our finite-lived intangible assets of $118 million and $368 million for the three and nine months ended September 30, 2019. For the three and nine months ended September 30, 2018, we recorded amortization related to our finite-lived intangible assets, exclusive of the amortization of our favorable lease agreements, of $127 million and $408 million, respectively.

Our acquired unfavorable lease agreement liabilities were $21 million at December 31, 2018 and were recorded in other non-current liabilities in the condensed consolidated balance sheet. On January 1, 2019, in accordance with ASC 842, we reclassified our unfavorable lease liabilities as a reduction to our right-of-use assets within our condensed consolidated balance sheet.

The following table reflects the carrying value of finite-lived intangible assets and liabilities at September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Client relationships	$3,972	$(1,624)	$3,401	$(1,415)
Management contracts	57	(15)	63	(15)
Software	743	(512)	749	(421)
Trademark and trade name	1,050	(166)	1,052	(132)
Product and domain name	68	(12)	36	(9)
Favorable agreements (i)	—	—	14	(5)
Other	—	—	3	(3)
Total finite-lived assets	$5,890	$(2,329)	$5,318	$(2,000)

Unfavorable agreements (i)	$—	$—	$34	$(13)
Total finite-lived intangible liabilities	$—	$—	$34	$(13)

__________________

(i) On January 1, 2019, in accordance with ASC 842, we reclassified our favorable lease agreement assets and unfavorable lease agreement liabilities to right-of-use assets and as reductions to right-of-use assets, respectively, within our condensed consolidated balance sheet.

The weighted-average remaining life of amortizable intangible assets at September 30, 2019 was 13.9 years.

The table below reflects the future estimated amortization expense for amortizable intangible assets for the remainder of 2019 and for subsequent years:

Amortization
Remainder of 2019	$119
2020	447
2021	372
2022	313
2023	265
Thereafter	2,045
Total	$3,561

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

These derivatives were designated as hedging instruments and at September 30, 2019 and December 31, 2018 had total notional amounts of $474 million and $438 million, respectively, and had net fair value liabilities of $18 million and $15 million, respectively.

At September 30, 2019, the Company estimates, based on current exchange rates, there will be $14 million of net derivative losses on forward exchange rates reclassified from accumulated other comprehensive loss into earnings within the next twelve months as the forecast transactions affect earnings. At September 30, 2019, our longest outstanding maturity was 1.7 years.

The effects of the material derivative instruments that are designated as hedging instruments on the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2019 and 2018 are below. Amounts pertaining to the ineffective portion of hedging instruments and excluded from effectiveness testing were immaterial for the three and nine months ended September 30, 2019 and 2018.

	Loss recognized in OCI (effective element)
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Forward exchange contracts	$(8)	$(5)	$(10)	$(14)

Location of loss reclassified from Accumulated OCL into income (effective element)	Loss reclassified from Accumulated OCL into income (effective element)
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenue	$(1)	$—	$(3)	$—
Salaries and benefits	(1)	—	(5)	—
Other income, net	—	(6)	—	(24)
	$(2)	$(6)	$(8)	$(24)

We also enter into foreign currency transactions, primarily to hedge certain intercompany loans. These derivatives are not generally designated as hedging instruments, and at September 30, 2019 and December 31, 2018, we had notional amounts of $879 million and $909 million, respectively, and had net fair value assets of $5 million and $3 million, respectively.

The effects of derivatives that have not been designated as hedging instruments on the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2019 and 2018 are as follows:

		Gain/(loss) recognized in income
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments:	Location of gain/(loss) recognized in income	2019	2018	2019	2018
Forward exchange contracts	Other income, net	$6	$(1)	$2	$(4)

Note 9 — Debt

Current debt consists of the following:

	September 30, 2019	December 31, 2018
Term loan due 2020	$463	$—
Current portion of collateralized facility	21	—
7.000% senior notes due 2019	—	186
	$484	$186

Long-term debt consists of the following:

	September 30, 2019	December 31, 2018
Revolving $1.25 billion credit facility	$90	$130
Collateralized facility	69	—
5.750% senior notes due 2021	498	498
3.500% senior notes due 2021	448	448
2.125% senior notes due 2022 (i)	587	615
4.625% senior notes due 2023	248	248
3.600% senior notes due 2024	646	645
4.400% senior notes due 2026	546	544
4.500% senior notes due 2028	595	595
2.950% senior notes due 2029	446	—
6.125% senior notes due 2043	271	271
5.050% senior notes due 2048	395	395
3.875% senior notes due 2049	542	—
	$5,381	$4,389

(i)	Notes issued in Euro (€540 million)

Senior Notes

On September 10, 2019, the Company, together with its wholly-owned subsidiary, Willis North America Inc. as issuer (see Note 17 — Financial Information for Issuers and Other Guarantor Subsidiaries for further information), completed an offering of $450 million aggregate principal amount of 2.950% senior notes due 2029 (‘2029 senior notes’) and $550 million aggregate principal amount of 3.875% senior notes due 2049 (‘2049 senior notes’). The effective interest rates of the 2029 senior notes and 2049 senior notes are 2.971% and 3.898%, respectively, which include the impact of the discount upon issuance. The 2029 senior notes will mature on September 15, 2029 and the 2049 senior notes will mature on September 15, 2049. Interest accrues on both the 2029 senior notes and 2049 senior notes from September 10, 2019 and will be paid in cash on March 15 and September 15 of each year, commencing on March 15, 2020. The net proceeds from this offering, after deducting underwriter discounts and commissions and estimated offering expenses, were approximately $988 million, and were used to prepay a portion of the amount outstanding under the Company’s one-year term loan commitment (described below) and to repay borrowings under the Company’s $1.25 billion revolving credit facility.

Additionally, in September 2019, the Company repaid in full $187 million outstanding on its 7.000% senior notes due 2019 with borrowings against its revolving credit facility.

One-Year Term Loan Commitment

As part of the acquisition of TRANZACT, the Company secured financing of up to $1.1 billion in the form of a one-year unsecured term loan. Borrowing occurred in conjunction with the closing of the acquisition on July 30, 2019.

Amounts outstanding under the term loan shall bear interest, at the option of the borrowers, at a rate equal to (a) LIBOR plus 0.75% to 1.375% for Eurocurrency Rate Loans or (b) the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the ‘prime rate’ quoted by Bank of America, N.A., and (iii) LIBOR plus 1.00%, plus 0.00% to 0.375%, in each case, based upon the Company’s guaranteed senior-unsecured long-term debt rating. In addition, the Company paid a commitment fee in an amount equal to 0.15% per annum on the undrawn portion of the commitments in respect of the term loan, which we had accrued from May 29, 2019 until the closing date of the acquisition.

The term loan is pre-payable in part or in full prior to the maturity date at the Company’s discretion. Covenants and events of default are substantively the same as in our existing revolving credit facility.

Collateralized Facility

As part of the acquisition of TRANZACT, the Company assumed debt of $91 million related to borrowings by TRANZACT whereby certain renewal commissions receivables were pledged as collateral. The Company is required to remit cash received from these pledged renewal commissions receivables on a quarterly basis to the lenders until the borrowings and related interest are repaid, after the payment of certain fees and other permitted distributions. No borrowings have been made against this collateralized facility since the acquisition.

The maturity date of the borrowing is in January 2033, at which time all remaining outstanding principal and unpaid accrued interest will be payable. The collateralization facility may be prepaid in November 2021 or earlier if approval is obtained from at least half of the lenders. Loans under the agreement bear interest at LIBOR plus an applicable margin of 3.95%. The collateralization facility contains financial covenants including requirements to keep separate and securely maintain the collateral. As cash is received for these pledged assets, it is classified as restricted cash within prepaid and other current assets on our accompanying condensed consolidated balance sheet. Accumulated cash receipts are applied against the principal and interest on a quarterly basis. At September 30, 2019, the Company had $134 million of renewal commissions receivable pledged as collateral.

At September 30, 2019 and December 31, 2018, we were in compliance with all financial covenants.

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

•

Contingent consideration payable is classified as Level 3, and we estimate fair value based on the likelihood and timing of achieving the relevant milestones of each arrangement, applying a probability assessment to each of the potential outcomes, which at times includes the use of a Monte Carlo simulation, and discounting the probability-weighted payout. Typically, milestones are based on revenue or Earnings Before Interest, Tax, Depreciation and Amortization (‘EBITDA’) growth for the acquired business.

The following tables present our assets and liabilities measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018:

		Fair Value Measurements on a Recurring Basis at September 30, 2019
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds / exchange traded funds	Prepaid and other current assets and other non-current assets	$19	$—	$—	$19
Derivatives:
Derivative financial instruments (i)	Prepaid and other current assets and other non-current assets	$—	$9	$—	$9
Liabilities:
Contingent consideration:
Contingent consideration (ii)	Other current liabilities and other non-current liabilities	$—	$—	$9	$9
Derivatives:
Derivative financial instruments (i)	Other current liabilities and other non-current liabilities	$—	$22	$—	$22

		Fair Value Measurements on a Recurring Basis at December 31, 2018
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds / exchange traded funds	Prepaid and other current assets and other non-current assets	$18	$—	$—	$18
Derivatives:
Derivative financial instruments (i)	Prepaid and other current assets and other non-current assets	$—	$5	$—	$5
Liabilities:
Contingent consideration:
Contingent consideration (ii)	Other current liabilities and other non-current liabilities	$—	$—	$51	$51
Derivatives:
Derivative financial instruments (i)	Other current liabilities and other non-current liabilities	$—	$17	$—	$17

(i)	See Note 8 — Derivative Financial Instruments for further information on our derivative investments.
(ii)

Probability weightings are based on our knowledge of the past and planned performance of the acquired entity to which the contingent consideration applies. The weighted-average discount rates used on our material contingent consideration calculations were 12.20% and 9.92% at September 30, 2019 and December 31, 2018, respectively. Using different probability weightings and discount rates could result in an increase or decrease of the contingent consideration payable.

The following table summarizes the change in fair value of the Level 3 liabilities:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	September 30, 2019
Balance at December 31, 2018	$51
Obligations assumed	8
Payments	(46)
Realized and unrealized gains	(5)
Foreign exchange	1
Balance at September 30, 2019	$9

There were no significant transfers between Levels 1, 2 or 3 in the nine months ended September 30, 2019.

The following tables present our liabilities not measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Current debt	$484	$488	$186	$191
Long-term debt	$5,381	$5,764	$4,389	$4,458

The carrying values of our revolving credit facility, collateralized receivable facility and term loan approximate their fair values. The fair values above are not necessarily indicative of the amounts that the Company would realize upon disposition nor do they indicate the Company’s intent or ability to dispose of the financial instruments. The fair values of our respective senior notes are considered Level 2 financial instruments as they are corroborated by observable market data.

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

Components of Net Periodic Benefit (Income)/Cost for Defined Benefit Pension and Post-retirement Welfare Plans

The following tables set forth the components of net periodic benefit (income)/cost for the Company’s defined benefit pension and PRW plans for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019				2018
	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW
Service cost	$17	$3	$5	$—	$17	$4	$6	$—
Interest cost	39	23	5	—	35	24	4	1
Expected return on plan assets	(63)	(59)	(7)	—	(68)	(72)	(8)	—
Settlement	—	—	1	—	—	12	(14)	—
Amortization of net loss	4	5	1	1	3	10	—	1
Amortization of prior service credit	—	(4)	—	(1)	—	(4)	—	—
Net periodic benefit (income)/cost	$(3)	$(32)	$5	$—	$(13)	$(26)	$(12)	$2

	Nine Months Ended September 30,
	2019				2018
	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW
Service cost	$49	$10	$15	$—	$50	$14	$16	$—
Interest cost	118	70	14	2	105	72	13	3
Expected return on plan assets	(190)	(184)	(22)	—	(205)	(227)	(23)	—
Settlement	—	—	1	—	—	32	(14)	—
Amortization of net loss	14	15	2	1	9	34	1	1
Amortization of prior service credit	—	(12)	—	(3)	—	(14)	—	—
Net periodic benefit (income)/cost	$(9)	$(101)	$10	$—	$(41)	$(89)	$(7)	$4

Employer Contributions to Defined Benefit Pension Plans

The Company made $60 million of contributions to its U.S. plans for the nine months ended September 30, 2019 and anticipates making no additional contributions over the remainder of the fiscal year. The Company made contributions of $54 million to its U.K. plans for the nine months ended September 30, 2019 and anticipates making additional contributions of $21 million for the remainder of the fiscal year. The Company made contributions of $20 million to its other plans for the nine months ended September 30, 2019 and anticipates making additional contributions of $3 million for the remainder of the fiscal year.

Defined Contribution Plans

The Company made contributions to its defined contribution plans of $37 million and $115 million during the three and nine months ended September 30, 2019, respectively, and $28 million and $117 million during the three and nine months ended September 30, 2018, respectively.
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

The following table presents amounts recorded on our condensed consolidated balance sheet at September 30, 2019, classified as either operating or finance leases. Operating leases are presented separately on our condensed consolidated balance sheet. For the finance leases, the ROU assets are included in fixed assets, net, and the liabilities are classified within other current liabilities or other non-current liabilities.

	Operating Leases	Finance Leases	Total Leases
Right-of-use assets	$959	$10	$969
Current lease liabilities	151	3	154
Long-term lease liabilities	957	23	980

The following table presents amounts recorded on our condensed consolidated statement of comprehensive income for the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Finance lease cost:
Amortization of right-of-use assets	$1	$2
Interest on lease liabilities	1	3
Operating lease cost	45	139
Short-term lease cost	1	1
Variable lease cost	13	43
Sublease income	(3)	(11)
Total lease cost, net	$58	$177

The total lease cost is recognized in different locations in our condensed consolidated statement of comprehensive income. Amortization of the finance lease ROU assets is included in depreciation, while the interest cost component of these finance leases is included in interest expense. All other costs are included in other operating expenses. The Company had rent expense of $58 million and $186 million, net of sublease income, for the three and nine months ended September 30, 2018, respectively, related to operating leases classified within other operating expenses on our condensed consolidated statement of comprehensive income.

Cash paid for amounts included in the measurement of lease liabilities for the nine months ended September 30, 2019, as well as their location in the condensed consolidated statement of cash flows, is as follows:

Nine Months Ended September 30, 2019
Cash flows from operating activities:
Operating leases	$154
Cash flows used in financing activities:
Finance leases	4
Total lease payments	$158

Non-cash additions to our operating lease ROU assets were $99 million during the nine months ended September 30, 2019, $19 million of which arose from the acquisition of TRANZACT (see Note 3 – Acquisitions) and $66 million arose from modifications to existing leases.

Our operating and finance leases have the following weighted-average terms and discount rates as of September 30, 2019:

	Operating Leases	Finance Leases
Weighted-average term (in years)	8.9	6.3
Weighted-average discount rate	3.6%	12.9%

The maturity of our lease liabilities on an undiscounted basis, including a reconciliation to the total lease liabilities reported on the condensed consolidated balance sheet as of September 30, 2019, is as follows:

	Operating Leases	Finance Leases	Total Leases
Remainder of 2019	$50	$1	$51
2020	182	6	188
2021	162	6	168
2022	147	6	153
2023	137	6	143
Thereafter	624	13	637
Total future lease payments	1,302	38	1,340
Interest	(194)	(12)	(206)
Total lease liabilities	$1,108	$26	$1,134

Prior to the adoption of ASC 842, on December 31, 2018, the maturity of our operating and finance leases on an undiscounted basis was as follows:

	Operating Leases	Finance Leases	Total Leases
2019	$197	$5	$202
2020	180	6	186
2021	159	6	165
2022	142	6	148
2023	131	6	137
Thereafter	542	14	556
Total future lease payments	1,351	43	1,394
Interest	(202)	(14)	(216)
Total lease liabilities	$1,149	$29	$1,178

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

Errors and omissions claims, lawsuits, and other proceedings arising in the ordinary course of business are covered in part by professional indemnity or other appropriate insurance. The terms of this insurance vary by policy year. Regarding self-insured risks, the Company has established provisions which are believed to be adequate in light of current information and legal advice, or, in certain cases, where a range of loss exists, the Company accrues the minimum amount in the range if no amount within the range is a better estimate than any other amount. The Company adjusts such provisions from time to time according to developments. See Note 14 — Supplementary Information for Certain Balance Sheet Accounts for the amounts accrued at September 30, 2019 and December 31, 2018 in the condensed consolidated balance sheets.

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

Merger-Related Securities Litigation

On November 21, 2017, a purported former stockholder of Legacy Towers Watson filed a putative class action complaint on behalf of a putative class consisting of all Legacy Towers Watson stockholders as of October 2, 2015 against the Company, Legacy Towers Watson, Legacy Willis, ValueAct Capital Management (‘ValueAct’), and certain current and former directors and officers of Legacy Towers Watson and Legacy Willis (John Haley, Dominic Casserley, and Jeffrey Ubben), in the United States District Court for the Eastern District of Virginia. The complaint asserted claims against certain defendants under Section 14(a) of the Securities Exchange Act of 1934 (the ‘Exchange Act’) for allegedly false and misleading statements in the proxy statement for the Merger; and against other defendants under Section 20(a) of the Exchange Act for alleged ‘control person’ liability with respect to such allegedly false and misleading statements. The complaint further contended that the allegedly false and misleading statements caused stockholders of Legacy Towers Watson to accept inadequate Merger consideration. The complaint sought damages in an unspecified amount. On February 20, 2018, the court appointed the Regents of the University of California (‘Regents’) as Lead Plaintiff and Bernstein Litowitz Berger & Grossman LLP (‘Bernstein’) as Lead Counsel for the putative class, consolidated all subsequently filed, removed, or transferred actions, and captioned the consolidated action ‘In re Willis Towers Watson plc Proxy Litigation,’ Master File No. 1:17-cv-1338-AJT-JFA. On March 9, 2018, Lead Plaintiff filed an Amended Complaint. On April 13, 2018, the defendants filed motions to dismiss the Amended Complaint, and, on July 11, 2018, following briefing and argument, the court granted the motions and dismissed the Amended Complaint in its entirety. On July 30, 2018, Lead Plaintiff filed a notice of appeal from the court’s July 11, 2018 dismissal order to the United States Court of Appeals for the Fourth Circuit, and, on December 6, 2018, the parties completed briefing on the appeal. On May 8, 2019, the parties argued the appeal, and on August 30, 2019, the Fourth Circuit vacated the dismissal order and remanded the case to the Eastern District of Virginia for further proceedings consistent with its decision. On September 13, 2019, the defendants filed a petition for rehearing by the Fourth Circuit en banc, which the Fourth Circuit denied on September 27, 2019.

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

On March 9, 2018, Regents filed a putative class action complaint on behalf of a putative class of Legacy Towers Watson stockholders against the Company, Legacy Willis, ValueAct, and Messrs. Haley, Casserley, and Ubben, in the Delaware Court of Chancery, captioned The Regents of the University of California v. John J. Haley, et al., C.A. No. 2018-0166. Based on similar allegations as the Eastern District of Virginia action described above, the complaint asserts claims against Mr. Haley for breach of fiduciary duty and against all other defendants for aiding and abetting breach of fiduciary duty. Also on March 9, 2018, Regents filed a motion for consolidation of all pending and subsequently filed Delaware Court of Chancery actions, and for appointment as Lead Plaintiff and for the appointment of Bernstein as Lead Counsel for the putative class. On March 29, 2018, Fort Myers and Alaska responded to Regents’ motion and cross-moved for appointment as Co-Lead Plaintiffs and for the appointment of their counsel, Grant & Eisenhofer P.A. and Kessler Topaz Meltzer & Check, LLP as Co-Lead Counsel. On April 2, 2018, the court consolidated the Delaware Court of Chancery actions and all related actions subsequently filed in or transferred to the Delaware Court of Chancery. On June 5, 2018, the court denied Regents’ motion for appointment of Lead Plaintiff and Lead Counsel and granted Fort Myers’ and Alaska’s cross-motion. On June 20, 2018, Fort Myers and Alaska designated the complaint previously filed by Alaska (the ‘Alaska Complaint’) as the operative complaint in the consolidated action. On September 14, 2018, the defendants filed motions to dismiss the Alaska Complaint. On October 31, 2018, Fort Myers and Alaska filed an amended complaint, which, based on similar allegations, asserts claims against the former directors of legacy Towers Watson for breach of fiduciary duty and against ValueAct and Mr. Ubben for aiding and abetting breach of fiduciary duty. On January 11, 2019, the defendants filed motions to dismiss the amended complaint, and on March 29, 2019, the parties completed briefing on the motions. The court heard argument on the motions on April 11, 2019 and, on July 25, 2019, dismissed the amended complaint in its entirety. On August 22, 2019, Fort Myers and Alaska filed a notice of appeal from the court’s July 25, 2019 dismissal order to the Supreme Court of the State of Delaware. The parties are currently briefing the appeal.

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

On September 7, 2016, Plaintiffs filed with the Court a motion to approve the settlement. On October 19, 2016, the Court preliminarily approved the settlement. Several of the plaintiffs in the other actions above objected to the settlement, and a hearing to consider final approval of the settlement was held on January 20, 2017, after which the Court reserved decision. On August 23, 2017, the Court approved the settlement, including the bar orders. Several of the objectors appealed the settlement approval and bar orders to the Fifth Circuit. Oral argument on the appeals was heard on December 3, 2018, and, on July 22, 2019, the Fifth Circuit affirmed the approval of the settlement, including the bar orders. On August 5, 2019, certain of the plaintiff-appellants filed a petition for rehearing by the Fifth Circuit en banc (the ‘Petition’). On August 19, 2019, the Fifth Circuit requested a response to the Petition. On August 29, 2019, the Receiver filed a response to the Petition. The Petition currently remains pending.

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

Note 14 — Supplementary Information for Certain Balance Sheet Accounts

Additional details of specific balance sheet accounts are detailed below.

Prepaid and other current assets consist of the following:

	September 30, 2019	December 31, 2018
Prepayments and accrued income	$152	$136
Deferred contract costs	70	102
Derivatives and investments	30	25
Deferred compensation plan assets	17	18
Retention incentives	14	5
Corporate income and other taxes	179	61
Restricted cash	7	—
Acquired renewal commissions receivable	29	—
Other current assets	89	57
Total prepaid and other current assets	$587	$404

Other non-current assets consist of the following:

	September 30, 2019	December 31, 2018
Prepayments and accrued income	$12	$14
Deferred contract costs	68	46
Deferred compensation plan assets	140	125
Deferred tax assets	68	59
Accounts receivable, net	20	20
Acquired renewal commissions receivable	130	—
Other investments	20	7
Insurance recovery receivables	119	86
Other non-current assets	124	110
Total other non-current assets	$701	$467

Deferred revenue and accrued expenses consist of the following:

	September 30, 2019	December 31, 2018
Accounts payable, accrued liabilities and deferred income	$737	$691
Accrued discretionary and incentive compensation	560	758
Accrued vacation	162	111
Other employee-related liabilities	62	87
Total deferred revenue and accrued expenses	$1,521	$1,647

Other current liabilities consist of the following:

	September 30, 2019	December 31, 2018
Accounts payable	$145	$163
Income and other taxes payable	165	129
Contingent and deferred consideration on acquisitions	17	61
Payroll-related liabilities	193	210
Derivatives	17	13
Third party commissions	186	169
Other current liabilities	78	119
Total other current liabilities	$801	$864

Provision for liabilities consists of the following:

	September 30, 2019	December 31, 2018
Claims, lawsuits and other proceedings	$482	$455
Other provisions	73	85
Total provision for liabilities	$555	$540

Other non-current liabilities consist of the following:

	September 30, 2019	December 31, 2018
Incentives from lessors	$—	$120
Deferred compensation plan liability	139	125
Contingent and deferred consideration on acquisitions	29	22
Liabilities for uncertain tax positions	49	46
Finance leases	23	26
Other non-current liabilities	74	90
Total other non-current liabilities	$314	$429

Note 15 — Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of non-controlling interests, and net of tax are provided in the following tables for the three and nine months ended September 30, 2019 and 2018. These tables exclude amounts attributable to non-controlling interests, which are not material for further disclosure.

	Foreign currency translation (i)		Cash flow hedges (i)		Defined pension and post-retirement benefit costs (ii)		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Quarter-to-date activity:
Balance at June 30, 2019 and 2018, respectively	$(626)	$(506)	$(4)	$(5)	$(1,363)	$(1,094)	$(1,993)	$(1,605)
Other comprehensive (loss)/income before reclassifications	(120)	(44)	(5)	(4)	1	12	(124)	(36)
Loss reclassified from accumulated other comprehensive loss (net of income tax benefit of $2 and $9, respectively)	—	—	2	5	2	9	4	14
Net current-period other comprehensive (loss)/income	(120)	(44)	(3)	1	3	21	(120)	(22)
Balance at September 30, 2019 and 2018, respectively	$(746)	$(550)	$(7)	$(4)	$(1,360)	$(1,073)	$(2,113)	$(1,627)

Year-to-date activity:
Balance at December 31, 2018 and 2017, respectively	$(616)	$(365)	$(8)	$(10)	$(1,337)	$(1,138)	$(1,961)	$(1,513)
Other comprehensive (loss)/income before reclassifications	(130)	(185)	(6)	(15)	5	46	(131)	(154)
Loss reclassified from accumulated other comprehensive loss (net of income tax benefit of $9 and $21, respectively)	—	—	7	21	8	19	15	40
Reclassification of tax effects per ASU 2018-02 (iii)	—	—	—	—	(36)	—	(36)	—
Net current-period other comprehensive (loss)/income	(130)	(185)	1	6	(23)	65	(152)	(114)
Balance at September 30, 2019 and 2018, respectively	$(746)	$(550)	$(7)	$(4)	$(1,360)	$(1,073)	$(2,113)	$(1,627)

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

At September 30, 2019 and 2018, there were 0.3 million and 0.5 million time-based share options; 0.3 million and 0.6 million performance-based options; 0.6 million and 0.8 million restricted performance-based stock units; and 0.5 million and 0.3 million performance-based phantom units outstanding, respectively. The Company’s restricted time-based stock units were immaterial at September 30, 2019; there were 0.1 million restricted time-based stock units outstanding at September 30, 2018.

Basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income attributable to Willis Towers Watson	$75	$44	$500	$317

Basic average number of shares outstanding	130	131	130	132
Dilutive effect of potentially issuable shares	—	1	—	—
Diluted average number of shares outstanding	130	132	130	132

Basic earnings per share	$0.58	$0.34	$3.86	$2.40
Dilutive effect of potentially issuable shares	—	(0.01)	(0.02)	(0.01)
Diluted earnings per share	$0.58	$0.33	$3.84	$2.39

There were no anti-dilutive options or restricted stock units for the three and nine months ended September 30, 2019. For the three and nine months ended September 30, 2018, 0.3 million and 0.2 million restricted stock units, respectively, were not included in the computation of the dilutive effect of potentially issuable shares because their effect was anti-dilutive.

Note 17 — Financial Information for Issuers and Other Guarantor Subsidiaries

As of September 30, 2019 Willis Towers Watson has issued the following debt securities (‘WTW Debt Securities’):

a)	Willis Towers Watson plc (the parent company) has $500 million senior notes outstanding, which were issued on March 17, 2011;
b)

Willis North America Inc. (‘Willis North America’) has approximately $2.7 billion senior notes outstanding, of which $650 million were issued on May 16, 2017, $1.0 billion were issued on September 10, 2018, and $1.0 billion were issued on September 10, 2019; and $200 million currently outstanding under a one-year unsecured term loan; and

c)

Trinity Acquisition plc has approximately $2.1 billion senior notes outstanding, of which $525 million were issued on August 15, 2013, $1.0 billion were issued on March 22, 2016 and €540 million ($609 million) were issued on May 26, 2016, $267 million currently outstanding under a one-year unsecured term loan, and $90 million currently outstanding on a consolidated basis under the $1.25 billion revolving credit facility issued on March 7, 2017.

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

Presented below is condensed financial information for:

(i)	Willis Towers Watson plc, which is both an issuer and guarantor, on a parent company only basis;
(ii)	Willis North America, which is both an issuer and guarantor, on a company only basis;
(iii)	Trinity Acquisition plc, which is both an issuer and guarantor, on a company only basis;
(iv)	Other guarantors, which are all wholly owned direct or indirect subsidiaries of the parent, on a combined basis;
(v)	Non-guarantors, which are all wholly owned direct or indirect subsidiaries of the parent, on a combined basis;
(vi)	Eliminations, which are consolidating adjustments on a combined basis; and
(vii)	The consolidated Company.

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Three months ended September 30, 2019
	Willis Towers Watson plc	Willis North America	Trinity Acquisition plc	Other guarantors	Non-guarantors	Eliminations	Consolidated
Revenue	$—	$11	$—	$—	$1,978	$—	$1,989
Costs of providing services
Salaries and benefits	—	10	—	—	1,273	—	1,283
Other operating expenses	—	6	—	27	384	—	417
Depreciation	—	—	—	1	57	—	58
Amortization	—	—	—	1	118	(1)	118
Transaction and integration expenses	—	7	—	—	(1)	—	6
Total costs of providing services	—	23	—	29	1,831	(1)	1,882
(Loss)/income from operations	—	(12)	—	(29)	147	1	107
Intercompany (expense)/income	—	(38)	39	74	(75)	—	—
Interest expense	(7)	(25)	(26)	—	(4)	—	(62)
Other income, net	—	—	1	—	54	—	55
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES	(7)	(75)	14	45	122	1	100
Benefit from/(provision for) income taxes	—	16	(2)	(12)	(22)	—	(20)
Equity account for subsidiaries	82	21	(2)	51	—	(152)	—
NET INCOME/(LOSS)	75	(38)	10	84	100	(151)	80
Income attributable to non-controlling interests	—	—	—	—	(5)	—	(5)
NET INCOME/(LOSS) ATTRIBUTABLE TO WILLIS TOWERS WATSON	$75	$(38)	$10	$84	$95	$(151)	$75

Comprehensive loss before non- controlling interests	$(45)	$(74)	$(87)	$(35)	$(23)	$222	$(42)
Comprehensive income attributable to non- controlling interests	—	—	—	—	(3)	—	(3)
Comprehensive loss attributable to Willis Towers Watson	$(45)	$(74)	$(87)	$(35)	$(26)	$222	$(45)

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Three months ended September 30, 2018
	Willis Towers Watson plc	Willis North America	Trinity Acquisition plc	Other guarantors	Non-guarantors	Eliminations	Consolidated
Revenue	$—	$7	$—	$1	$1,851	$—	$1,859
Costs of providing services
Salaries and benefits	1	15	—	1	1,221	—	1,238
Other operating expenses	1	7	—	34	332	—	374
Depreciation	—	—	—	1	52	—	53
Amortization	—	—	—	1	128	(2)	127
Transaction and integration expenses	—	(1)	—	—	51	—	50
Total costs of providing services	2	21	—	37	1,784	(2)	1,842
(Loss)/income from operations	(2)	(14)	—	(36)	67	2	17
Intercompany income/(expense)	—	4	33	58	(95)	—	—
Interest expense	(7)	(13)	(28)	—	(3)	—	(51)
Other income, net	—	—	—	—	70	—	70
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES	(9)	(23)	5	22	39	2	36
Benefit from/(provision for) income taxes	—	16	(1)	(5)	—	—	10
Equity account for subsidiaries	53	(8)	(22)	33	—	(56)	—
NET INCOME/(LOSS)	44	(15)	(18)	50	39	(54)	46
Income attributable to non-controlling interests	—	—	—	—	(2)	—	(2)
NET INCOME/(LOSS) ATTRIBUTABLE TO WILLIS TOWERS WATSON	$44	$(15)	$(18)	$50	$37	$(54)	$44

Comprehensive income/(loss) before non- controlling interests	$22	$(18)	$(41)	$29	$22	$10	$24
Comprehensive income attributable to non- controlling interests	—	—	—	—	(2)	—	(2)
Comprehensive income/(loss) attributable to Willis Towers Watson	$22	$(18)	$(41)	$29	$20	$10	$22

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Nine months ended September 30, 2019
	Willis Towers Watson plc	Willis North America	Trinity Acquisition plc	Other guarantors	Non-guarantors	Eliminations	Consolidated
Revenue	$—	$36	$—	$—	$6,313	$—	$6,349
Costs of providing services
Salaries and benefits	2	43	—	—	3,864	—	3,909
Other operating expenses	2	22	—	86	1,137	—	1,247
Depreciation	—	—	—	2	169	—	171
Amortization	—	—	—	2	368	(2)	368
Transaction and integration expenses	—	9	—	—	3	—	12
Total costs of providing services	4	74	—	90	5,541	(2)	5,707
(Loss)/income from operations	(4)	(38)	—	(90)	772	2	642
Intercompany (expense)/income	—	(61)	88	199	(226)	—	—
Interest expense	(22)	(69)	(72)	—	(9)	—	(172)
Other income, net	—	—	1	—	176	—	177
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES	(26)	(168)	17	109	713	2	647
Benefit from/(provision for) income taxes	—	35	(3)	(26)	(131)	—	(125)
Equity account for subsidiaries	526	132	289	431	—	(1,378)	—
NET INCOME/(LOSS)	500	(1)	303	514	582	(1,376)	522
Income attributable to non-controlling interests	—	—	—	—	(22)	—	(22)
NET INCOME/(LOSS) ATTRIBUTABLE TO WILLIS TOWERS WATSON	$500	$(1)	$303	$514	$560	$(1,376)	$500

Comprehensive income/(loss) before non- controlling interests	$384	$(32)	$210	$400	$452	$(1,009)	$405
Comprehensive income attributable to non- controlling interests	—	—	—	—	(21)	—	(21)
Comprehensive income/(loss) attributable to Willis Towers Watson	$384	$(32)	$210	$400	$431	$(1,009)	$384

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Nine months ended September 30, 2018
	Willis Towers Watson plc	Willis North America	Trinity Acquisition plc	Other guarantors	Non-guarantors	Eliminations	Consolidated
Revenue	$—	$14	$—	$—	$6,127	$—	$6,141
Costs of providing services
Salaries and benefits	2	51	—	—	3,837	—	3,890
Other operating expenses	3	32	—	128	1,040	—	1,203
Depreciation	—	—	—	3	150	—	153
Amortization	—	—	—	2	408	(2)	408
Transaction and integration expenses	—	4	—	1	143	—	148
Total costs of providing services	5	87	—	134	5,578	(2)	5,802
(Loss)/income from operations	(5)	(73)	—	(134)	549	2	339
Intercompany (expense)/income	—	(10)	93	247	(330)	—	—
Interest expense	(22)	(35)	(82)	—	(15)	—	(154)
Other income, net	—	—	—	2	187	—	189
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES	(27)	(118)	11	115	391	2	374
Benefit from/(provision for) income taxes	—	29	(2)	(21)	(48)	—	(42)
Equity account for subsidiaries	344	(50)	112	240	—	(646)	—
NET INCOME/(LOSS)	317	(139)	121	334	343	(644)	332
Income attributable to non-controlling interests	—	—	—	—	(15)	—	(15)
NET INCOME/(LOSS) ATTRIBUTABLE TO WILLIS TOWERS WATSON	$317	$(139)	$121	$334	$328	$(644)	$317

Comprehensive income/(loss) before non- controlling interests	$203	$(193)	$7	$220	$223	$(242)	$218
Comprehensive income attributable to non- controlling interests	—	—	—	—	(15)	—	(15)
Comprehensive income/(loss) attributable to Willis Towers Watson	$203	$(193)	$7	$220	$208	$(242)	$203

Unaudited Condensed Consolidating Balance Sheet

	As of September 30, 2019
	Willis Towers Watson plc	Willis North America	Trinity Acquisition plc	Other guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$867	$—	$867
Fiduciary assets	—	—	—	—	13,779	—	13,779
Accounts receivable, net	—	27	—	—	2,139	1	2,167
Prepaid and other current assets	—	378	—	10	426	(227)	587
Total current assets	—	405	—	10	17,211	(226)	17,400
Intercompany receivables, net	4,622	—	1,462	—	—	(6,084)	—
Fixed assets, net	—	—	—	17	946	—	963
Goodwill	—	—	—	—	11,187	—	11,187
Other intangible assets, net	—	—	—	56	3,561	(56)	3,561
Right-of-use assets	—	—	—	—	959	—	959
Pension benefits assets	—	—	—	—	932	—	932
Other non-current assets	—	139	2	47	630	(117)	701
Total non-current assets	4,622	139	1,464	120	18,215	(6,257)	18,303
Investments in subsidiaries	5,860	8,117	2,695	7,334	—	(24,006)	—
TOTAL ASSETS	$10,482	$8,661	$4,159	$7,464	$35,426	$(30,489)	$35,703
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$—	$—	$13,779	$—	$13,779
Deferred revenue and accrued expenses	—	3	—	2	1,516	—	1,521
Current debt	—	196	267	—	21	—	484
Current lease liabilities	—	—	—	—	151	—	151
Other current liabilities	97	28	16	17	822	(179)	801
Total current liabilities	97	227	283	19	16,289	(179)	16,736
Intercompany payables, net	—	1,017	—	4,184	883	(6,084)	—
Long-term debt	498	2,714	2,099	—	70	—	5,381
Liability for pension benefits	—	—	—	—	1,039	—	1,039
Deferred tax liabilities	—	—	—	—	807	(117)	690
Provision for liabilities	—	120	—	—	435	—	555
Long-term lease liabilities	—	—	—	—	957	—	957
Other non-current liabilities	—	18	—	5	291	—	314
Total non-current liabilities	498	3,869	2,099	4,189	4,482	(6,201)	8,936
TOTAL LIABILITIES	595	4,096	2,382	4,208	20,771	(6,380)	25,672
REDEEMABLE NON-CONTROLLING INTEREST	—	—	—	—	30	—	30
EQUITY
Total Willis Towers Watson shareholders’ equity	9,887	4,565	1,777	3,256	14,511	(24,109)	9,887
Non-controlling interests	—	—	—	—	114	—	114
Total equity	9,887	4,565	1,777	3,256	14,625	(24,109)	10,001
TOTAL LIABILITIES AND EQUITY	$10,482	$8,661	$4,159	$7,464	$35,426	$(30,489)	$35,703

Unaudited Condensed Consolidating Balance Sheet

	As of December 31, 2018
	Willis Towers Watson plc	Willis North America	Trinity Acquisition plc	Other guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$1,033	$—	$1,033
Fiduciary assets	—	—	—	—	12,604	—	12,604
Accounts receivable, net	—	24	—	—	2,355	—	2,379
Prepaid and other current assets	—	311	1	33	357	(298)	404
Total current assets	—	335	1	33	16,349	(298)	16,420
Intercompany receivables, net	4,755	—	1,355	—	—	(6,110)	—
Fixed assets, net	—	—	—	16	926	—	942
Goodwill	—	—	—	—	10,465	—	10,465
Other intangible assets, net	—	—	—	58	3,318	(58)	3,318
Pension benefits assets	—	—	—	—	773	—	773
Other non-current assets	—	92	2	49	452	(128)	467
Total non-current assets	4,755	92	1,357	123	15,934	(6,296)	15,965
Investments in subsidiaries	5,691	6,649	2,677	8,108	—	(23,125)	—
TOTAL ASSETS	$10,446	$7,076	$4,035	$8,264	$32,283	$(29,719)	$32,385
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$—	$—	$12,604	$—	$12,604
Deferred revenue and accrued expenses	1	2	—	3	1,641	—	1,647
Current debt	—	186	—	—	—	—	186
Other current liabilities	95	38	33	13	935	(250)	864
Total current liabilities	96	226	33	16	15,180	(250)	15,301
Intercompany payables, net	—	902	—	4,691	517	(6,110)	—
Long-term debt	498	1,635	2,256	—	—	—	4,389
Liability for pension benefits	—	—	—	—	1,170	—	1,170
Deferred tax liabilities	—	—	—	—	688	(129)	559
Provision for liabilities	—	120	—	—	420	—	540
Other non-current liabilities	—	13	—	5	411	—	429
Total non-current liabilities	498	2,670	2,256	4,696	3,206	(6,239)	7,087
TOTAL LIABILITIES	594	2,896	2,289	4,712	18,386	(6,489)	22,388
REDEEMABLE NON-CONTROLLING INTEREST	—	—	—	—	26	—	26
EQUITY
Total Willis Towers Watson shareholders’ equity	9,852	4,180	1,746	3,552	13,752	(23,230)	9,852
Non-controlling interests	—	—	—	—	119	—	119
Total equity	9,852	4,180	1,746	3,552	13,871	(23,230)	9,971
TOTAL LIABILITIES AND EQUITY	$10,446	$7,076	$4,035	$8,264	$32,283	$(29,719)	$32,385

Unaudited Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2019
	Willis Towers Watson plc	Willis North America	Trinity Acquisition plc	Other guarantors	Non-guarantors	Eliminations	Consolidated
NET CASH FROM/(USED IN) OPERATING ACTIVITIES	$232	$(76)	$(114)	$369	$209	$—	$620
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	—	—	(2)	(173)	—	(175)
Capitalized software costs	—	—	—	—	(43)	—	(43)
Acquisitions of operations, net of cash acquired	—	(1,312)	—	—	(12)	—	(1,324)
Net proceeds from sale of operations	—	—	—	—	17	—	17
Other, net	—	—	—	—	(6)	—	(6)
Proceeds from/(repayments of) intercompany investing activities, net	129	137	(809)	230	306	7	—
Net cash from/(used in) investing activities	$129	$(1,175)	$(809)	$228	$89	$7	$(1,531)
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net borrowings/(payments) on revolving credit facility	—	90	(131)	—	—	—	(41)
Senior notes issued	—	997	—	—	—	—	997
Proceeds from issuance of other debt	—	600	500	—	—	—	1,100
Debt issuance costs	—	(13)	—	—	—	—	(13)
Repayments of debt	—	(587)	(234)	—	(4)	—	(825)
Repurchase of shares	(147)	—	—	—	—	—	(147)
Proceeds from issuance of shares	31	—	—	—	—	—	31
Payments of deferred and contingent consideration related to acquisitions	—	—	—	—	(47)	—	(47)
Cash paid for employee taxes on withholding shares	—	—	—	—	(14)	—	(14)
Dividends paid	(245)	—	—	—	—	—	(245)
Acquisitions of and dividends paid to non- controlling interests	—	—	—	—	(22)	—	(22)
Proceeds from/(repayments of) intercompany financing activities, net	—	164	788	(597)	(348)	(7)	—
Net cash (used in)/from financing activities	$(361)	$1,251	$923	$(597)	$(435)	$(7)	$774
DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	—	—	—	—	(137)	—	(137)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	—	(22)	—	(22)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD (i)	—	—	—	—	1,033	—	1,033
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (i)	$—	$—	$—	$—	$874	$—	$874

(i) As a result of the acquired TRANZACT collateralized facility (see Note 9 — Debt), cash, cash equivalents and restricted cash at the end of the period included $7 million of restricted cash at September 30, 2019, which is included within prepaid and other current assets on our condensed consolidated balance sheet. There were no restricted cash amounts held at December 31, 2018.

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

Insurance market rates vary by geography, industry and client segment. As a result, and due to the global and diverse nature of our business, we view rates in the aggregate. Overall, we are currently seeing a modest but definite improvement with pricing in the market.

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

On an annual basis for 2019, although we expect that approximately 21% of our revenue will be generated in the U.K., we expect that approximately 12% of revenue will be denominated in Pounds sterling, as much of the insurance business is transacted in U.S. dollars. We expect that approximately 20% of our expenses will be denominated in Pounds sterling. We have a Company hedging strategy for this aspect of our business, which is designed to mitigate significant fluctuations in currency.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	($ in millions, except per share data)
Revenue	$1,989	100%	$1,859	100%	$6,349	100%	$6,141	100%
Costs of providing services
Salaries and benefits	1,283	65%	1,238	67%	3,909	62%	3,890	63%
Other operating expenses	417	21%	374	20%	1,247	20%	1,203	20%
Depreciation	58	3%	53	3%	171	3%	153	2%
Amortization	118	6%	127	7%	368	6%	408	7%
Transaction and integration expenses	6	—%	50	3%	12	—%	148	2%
Total costs of providing services	1,882		1,842		5,707		5,802
Income from operations	107	5%	17	1%	642	10%	339	6%
Interest expense	(62)	(3)%	(51)	(3)%	(172)	(3)%	(154)	(3)%
Other income, net	55	3%	70	4%	177	3%	189	3%
(Provision for)/benefit from income taxes	(20)	(1)%	10	1%	(125)	(2)%	(42)	(1)%
Income attributable to non-controlling interests	(5)	—%	(2)	—%	(22)	—%	(15)	—%
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$75	4%	$44	2%	$500	8%	$317	5%
Diluted earnings per share	$0.58		$0.33		$3.84		$2.39

Consolidated Revenue

Revenue was $2.0 billion for the three months ended September 30, 2019, compared to $1.9 billion for the three months ended September 30, 2018, an increase of $130 million, or 7%, on an as reported basis. Adjusting for the impact of foreign currency and acquisitions and disposals, our organic revenue growth was 6% for the three months ended September 30, 2019. Revenue for the nine months ended September 30, 2019 was $6.3 billion, compared to $6.1 billion for the nine months ended September 30, 2018, an increase of $208 million, or 3%, on an as reported basis. Adjusting for the impact of foreign currency and acquisitions and disposals, our organic revenue growth was 5% for the nine months ended September 30, 2019. The increases in organic revenue were driven by strong performances in all segments.

Our revenue can be materially impacted by changes in currency conversions, which can fluctuate significantly over the course of a calendar year. For the three months ended September 30, 2019, currency translation decreased our consolidated revenue by $36 million. For the nine months ended September 30, 2019, currency translation decreased our consolidated revenue by $171 million. The primary currencies driving these changes were the Euro and Pound sterling.

The following table details our top five markets based on the percentage of consolidated revenue (in U.S. dollars) from the countries where work was performed for the nine months ended September 30, 2019. These figures do not represent the currency of the related revenue, which is presented in the next table.

Geographic Region	% of Revenue
United States	46%
United Kingdom	23%
France	5%
Canada	3%
Germany	3%

The table below details the percentage of our revenue and expenses by transactional currency for the nine months ended September 30, 2019.

Transactional Currency	Revenue	Expenses (i)
U.S. dollars	55%	49%
Pounds sterling	13%	20%
Euro	16%	13%
Other currencies	16%	18%

(i)

These percentages exclude certain expenses for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. These items include Merger-related amortization of intangible assets and transaction and integration expenses.

The following tables set forth the total revenue for the three and nine months ended September 30, 2019 and 2018 and the components of the change in total revenue for the three and nine months ended September 30, 2019, as compared to the respective prior year period:

				Components of Revenue Change (i)
			As		Constant
	Three Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2019	2018	Change	Impact	Change	Divestitures	Change
	($ in millions)
Revenue	$1,989	$1,859	7%	(2)%	9%	3%	6%

				Components of Revenue Change (i)
			As		Constant
	Nine Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2019	2018	Change	Impact	Change	Divestitures	Change
	($ in millions)
Revenue	$6,349	$6,141	3%	(3)%	6%	1%	5%

(i)	Components of revenue change may not add due to rounding.

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

The following table sets forth HCB segment revenue for the three months ended September 30, 2019 and 2018, and the components of the change in revenue for the three months ended September 30, 2019 from the three months ended September 30, 2018.

				Components of Revenue Change (i)
			As		Constant
	Three Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2019	2018	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$807	$778	4%	(2)%	6%	—%	6%

(i)	Components of revenue change may not add due to rounding.

HCB segment revenue for the three months ended September 30, 2019 and 2018 was $807 million and $778 million, respectively. On an organic basis and after adjusting for the first-year adoption impact of ASC 606 in the prior year, Health and Benefits delivered revenue growth, driven by increased consulting and brokerage services, growth in specialty products in North America, and expansion of our client portfolio outside North America for both local and global appointments. Talent and Rewards experienced strong revenue growth primarily due to increased advisory work in North America and International and growth in Compensation Data survey participation. Technology and Administration Solutions revenue also increased in connection with client wins and greater project demand primarily in Great Britain and Western Europe. Retirement revenue grew compared to prior-year third quarter primarily as a result of increased de-risking work in North America. See a further discussion of the impact of ASC 606 on the three months ended September 30, 2018 in our Form 10-Q filed with the SEC on November 2, 2018.

The following table sets forth HCB segment revenue for the nine months ended September 30, 2019 and 2018, and the components of the change in revenue for the nine months ended September 30, 2019 from the nine months ended September 30, 2018.

				Components of Revenue Change (i)
			As		Constant
	Nine Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2019	2018	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$2,433	$2,390	2%	(3)%	4%	—%	4%

(i)	Components of revenue change may not add due to rounding.

HCB segment revenue for both the nine months ended September 30, 2019 and 2018 was approximately $2.4 billion. On an organic basis and after adjusting for the first-year adoption impact of ASC 606 in the prior year, Health and Benefits delivered revenue growth, driven by increased consulting and brokerage services, growth in specialty products in North America, and expansion of our client portfolio outside North America for both local and global appointments. Talent and Rewards generated solid revenue growth, resulting from increased product revenue and advisory work across all geographies. Technology and Administration Solutions revenue also increased in connection with client wins and greater project demand in Great Britain and Western Europe. Retirement revenue declined slightly compared to the prior year primarily as a result of non-recurring project work in the comparable period in North America along with the negative impact of being an ‘off-year’ in the triennial valuation cycles in both Canada and Great Britain. See a further discussion of the impact of ASC 606 on the nine months ended September 30, 2018 in our Form 10-Q filed with the SEC on November 2, 2018.

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

The following table sets forth CRB revenue for the three months ended September 30, 2019 and 2018, and the components of the change in revenue for the three months ended September 30, 2019 from the three months ended September 30, 2018.

				Components of Revenue Change (i)
			As		Constant
	Three Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2019	2018	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$651	$622	5%	(2)%	7%	—%	7%

(i)	Components of revenue change may not add due to rounding.

CRB segment revenue for the three months ended September 30, 2019 and 2018 was $651 million and $622 million, respectively. The segment had solid growth across all geographies. On an organic basis, North America continued to lead the segment with new business generation. International, Western Europe and Great Britain also contributed meaningful growth for the segment, related to strong management of the renewal book portfolio alongside new business wins.

The following table sets forth CRB revenue for the nine months ended September 30, 2019 and 2018, and the components of the change in revenue for the nine months ended September 30, 2019 from the nine months ended September 30, 2018.

				Components of Revenue Change (i)
			As		Constant
	Nine Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2019	2018	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$2,069	$2,036	2%	(3)%	5%	—%	5%

(i)	Components of revenue change may not add due to rounding.

CRB segment revenue for the nine months ended September 30, 2019 and 2018 was $2.1 billion and $2.0 billion, respectively. The segment had solid growth across all geographies. On an organic basis, North America continued to lead the segment with new business generation. International, Western Europe and Great Britain drove further growth for the segment, primarily with strong management of the renewal book portfolio alongside new business wins.

Investment, Risk and Reinsurance (‘IRR’)

The IRR segment uses a sophisticated approach to risk, which helps clients free up capital and manage investment complexity. This segment works closely with investors, reinsurers and insurers to manage the equation between risk and return. Blending advanced analytics with deep institutional knowledge, IRR identifies new opportunities to maximize performance. This segment provides investment consulting and discretionary management services and insurance-specific services and solutions through reserves opinions, software, ratemaking, risk underwriting and reinsurance broking.

The following table sets forth IRR revenue for the three months ended September 30, 2019 and 2018, and the components of the change in revenue for the three months ended September 30, 2019 from the three months ended September 30, 2018.

				Components of Revenue Change (i)
			As		Constant
	Three Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2019	2018	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$325	$317	2%	(3)%	5%	2%	3%

(i)	Components of revenue change may not add due to rounding.

IRR segment revenue for the three months ended September 30, 2019 and 2018 was $325 million and $317 million, respectively. On an organic basis, all lines of business contributed to the growth. Reinsurance, Wholesale, and Underwriting and Capital Management growth was driven by net new business growth and favorable renewal factors while Insurance Consulting and Technology revenue grew from strong technology sales. Max Matthiessen revenue increased as a result of overall growth in net commissions. Revenue growth in the Investment businesses was a result of client wins in the delegated business.

The following table sets forth IRR revenue for the nine months ended September 30, 2019 and 2018, and the components of the change in revenue for the nine months ended September 30, 2019 from the nine months ended September 30, 2018.

				Components of Revenue Change (i)
			As		Constant
	Nine Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2019	2018	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$1,323	$1,276	4%	(3)%	7%	1%	5%

(i)	Components of revenue change may not add due to rounding.

IRR segment revenue for both the nine months ended September 30, 2019 and 2018 was approximately $1.3 billion. On an organic basis, all lines of business posted revenue growth. Reinsurance, Underwriting and Capital Management, Wholesale and Investment growth was driven by net new business growth and favorable renewal factors while Insurance Consulting and Technology revenue grew from strong technology sales. Max Matthiessen revenue increased as a result of overall growth in net commissions.

Benefits Delivery and Administration (‘BDA’)

The BDA segment provides primary medical and ancillary benefit exchange and outsourcing services to active employees and retirees across both the group and individual markets. BDA services individual populations via its ‘group to individual’ technology platform, which tightly integrates patented call routing technology, an efficient quoting and enrollment engine, a Customer Relationship Management system and comprehensive insurance carrier connectivity. This segment also delivers group benefit exchanges and full outsourcing solutions serving the active employees of employers across the U.S. BDA uses Software as a Service (‘SaaS’)-based technology and related services to deliver consumer-driven healthcare and reimbursement accounts, including health savings accounts, health reimbursement arrangements, flexible spending accounts and other consumer-directed accounts. BDA includes the operations of TRANZACT, which experiences seasonally higher revenue during the fourth quarter due primarily to the timing of the Federal Medicare Open Enrollment window. Following the acquisition on July 30, 2019, TRANZACT generated revenue of $51 million, which is included in the BDA segment revenue for both the three and nine months ended September 30, 2019.

The following table sets forth BDA revenue for the three months ended September 30, 2019 and 2018, and the components of the change in revenue for the three months ended September 30, 2019 from the three months ended September 30, 2018.

				Components of Revenue Change (i)
			As		Constant
	Three Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2019	2018	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$179	$127	42%	—%	42%	40%	2%

(i)	Components of revenue change may not add due to rounding.

BDA segment revenue for the three months ended September 30, 2019 and 2018 was $179 million and $127 million, respectively. BDA’s organic growth continued to be led by its expanded client base and increased demand for project work in the mid-market and large-market spaces.

The following table sets forth BDA revenue for the nine months ended September 30, 2019 and 2018, and the components of the change in revenue for the nine months ended September 30, 2019 from the nine months ended September 30, 2018.

				Components of Revenue Change (i)
			As		Constant
	Nine Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2019	2018	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$440	$368	20%	—%	20%	14%	6%

(i)	Components of revenue change may not add due to rounding.

BDA segment revenue for the nine months ended September 30, 2019 and 2018 was $440 million and $368 million, respectively. BDA’s organic growth was primarily led by the continued expansion of its client base and increased demand for project work in the mid-market and large-market spaces.

Costs of Providing Services

Total costs of providing services were $1.9 billion for the three months ended September 30, 2019, compared to $1.8 billion for the three months ended September 30, 2018, an increase of $40 million, or 2%. Total costs of providing services were $5.7 billion for the nine months ended September 30, 2019, compared to $5.8 billion for the nine months ended September 30, 2018, a decrease of $95 million, or 2%. See the following discussion for further details.

Salaries and benefits

Salaries and benefits for the three months ended September 30, 2019 were $1.3 billion, compared to $1.2 billion for the three months ended September 30, 2018, an increase of $45 million. This increase was primarily a result of higher base salary and benefits costs, which include TRANZACT salary and benefit costs from the date of the acquisition, partially offset by lower incentive accruals. Salaries and benefits for both the nine months ended September 30, 2019 and 2018 were approximately $3.9 billion, representing a current year increase of $19 million. This increase was primarily a result of higher salary and severance costs, partially offset by lower incentive accruals.

Salaries and benefits as a percent of revenue decreased to 65% for the three months ended September 30, 2019 from 67% for the three months ended September 30, 2018, and decreased to 62% for the nine months ended September 30, 2019 from 63% for the nine months ended September 30, 2018.

Other operating expenses

Other operating expenses for the three months ended September 30, 2019 were $417 million, compared to $374 million for the three months ended September 30, 2018, an increase of $43 million, or 11%. Other operating expenses for both the nine months ended September 30, 2019 and 2018 were approximately $1.2 billion, representing a current year increase of $44 million, or 4%. The increases for both periods were due to higher professional fees and TRANZACT operating expenses included since the date of the acquisition, partially offset by lower professional liability and occupancy costs.

Depreciation

Depreciation for the three months ended September 30, 2019 was $58 million, compared to $53 million for the three months ended September 30, 2018, an increase of $5 million, or 9%. Depreciation for the nine months ended September 30, 2019 was $171 million, compared to $153 million for the nine months ended September 30, 2018, an increase of $18 million, or 12%. These increases were primarily due to a higher depreciable base of assets resulting from additional assets placed in service during 2018.

Amortization

Amortization for the three months ended September 30, 2019 was $118 million, compared to $127 million for the three months ended September 30, 2018, a decrease of $9 million, or 7%. Amortization for the nine months ended September 30, 2019 was $368 million, compared to $408 million for the nine months ended September 30, 2018, a decrease of $40 million, or 10%. Our intangible amortization is more heavily weighted to the initial years of the useful lives of the related intangibles, and therefore amortization related to intangible assets purchased prior to our acquisition of TRANZACT will continue to decrease over time. Our amortization will increase going forward as a result of the TRANZACT acquisition.

Transaction and integration expenses

Transaction and integration expenses for the three months ended September 30, 2019 was composed of $6 million of transaction costs related to the acquisition of TRANZACT, compared to $50 million of integration costs for the three months ended September 30, 2018. There have been no integration costs incurred during 2019 due to the completion of all integration activities in 2018.

Transaction and integration expenses for the nine months ended September 30, 2019 was composed of $12 million of transaction costs related to the acquisition of TRANZACT, compared to $148 million of integration costs for the nine months ended September 30, 2018.

Income from Operations

Income from operations for the three months ended September 30, 2019 was $107 million, compared to $17 million for the three months ended September 30, 2018, an increase of $90 million. This increase resulted from higher revenue of $130 million, which includes $51 million of TRANZACT revenue, partially offset by higher operating expenses of $40 million, primarily driven by higher salary and benefit costs, professional fees, and TRANZACT operating expenses, partially offset by the absence of integration expenses of $50 million incurred in the prior-year quarter.

Income from operations for the nine months ended September 30, 2019 was $642 million, compared to $339 million for the nine months ended September 30, 2018, an increase of $303 million. This increase resulted from higher revenue of $208 million and lower operating expenses of $95 million, primarily driven by the absence of integration expenses of $148 million incurred in the prior year.

Interest Expense

Interest expense for the three months ended September 30, 2019 was $62 million, compared to $51 million for the three months ended September 30, 2018, an increase of $11 million, or 22%. Interest expense for the nine months ended September 30, 2019 was $172 million, compared to $154 million for the nine months ended September 30, 2018, an increase of $18 million, or 12%. These increases were due primarily to additional levels of indebtedness in connection with the TRANZACT acquisition and higher interest expense associated with our senior notes offerings during the third quarter of 2018.

Other Income, Net

Other income, net for the three months ended September 30, 2019 was $55 million, compared to $70 million for the three months ended September 30, 2018, a decrease of $15 million, primarily resulting from lower pension income, partially offset by lower unfavorable foreign exchange activity for the period.

Other income, net for the nine months ended September 30, 2019 was $177 million, compared to $189 million for the nine months ended September 30, 2018, a decrease of $12 million, primarily resulting from lower pension income, partially offset by the absence of a loss on disposal of operations from the prior year and favorable foreign exchange activity for the current year.

Provision for/Benefit from Income Taxes

Provision for/benefit from income taxes for the three months ended September 30, 2019 was a provision of $20 million, compared to a benefit of $10 million for the three months ended September 30, 2018, an increase to income tax expense of $30 million. The effective tax rate was 20.4% for the three months ended September 30, 2019, and (28.1)% for the three months ended September 30, 2018. Provision for income taxes for the nine months ended September 30, 2019 was $125 million, compared to $42 million for the nine months ended September 30, 2018, an increase of $83 million. The effective tax rate was 19.3% for the nine months ended September 30, 2019, and 11.3% for the nine months ended September 30, 2018. The effective tax rates for the three and nine months ended September 30, 2019 were higher than the three and nine months ended September 30, 2018 because the three and nine months ended September 30, 2018 included a discrete tax benefit from the release of a valuation allowance on certain state deferred tax assets.

Net Income Attributable to Willis Towers Watson

Net income attributable to Willis Towers Watson for the three months ended September 30, 2019 was $75 million, compared to $44 million for the three months ended September 30, 2018, an increase of $31 million, or 70%. This increase was primarily due to organic revenue growth across all segments, partially offset by higher operating expenses and higher tax expense.

Net income attributable to Willis Towers Watson for the nine months ended September 30, 2019 was $500 million, compared to $317 million for the nine months ended September 30, 2018, an increase of $183 million, or 58%. This increase was primarily due to organic revenue growth across all segments and lower operating expenses, partially offset by higher tax expense.

Liquidity and Capital Resources

Executive Summary

Our principal sources of liquidity are funds generated by operating activities, available cash and cash equivalents and amounts available under our revolving credit facilities or new debt offerings.

Based on our current balance sheet and cash flows, current market conditions and information available to us at this time, we believe that Willis Towers Watson has access to sufficient liquidity, which includes our undrawn revolving credit facilities, to meet our cash needs for the next twelve months, including investing in the business for growth, scheduled debt repayments and dividend payments. Additionally, we used term loan financing to complete our acquisition of TRANZACT (see Part I., Note 9 — Debt within this filing on Form 10-Q for further information regarding the term loan).

The Company accrues taxes related to its undistributed earnings of subsidiaries when it expects that it will recover those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of our subsidiaries.

At December 31, 2018, as a result of an international restructuring, we were considering repatriating an additional $2.1 billion, which was previously deemed indefinitely reinvested. As a result, we recorded an estimate for foreign withholding and state income tax expense of approximately $11 million at December 31, 2018. During the three months ended June 30, 2019, we repatriated a portion of this as previously taxed income and return of capital. In addition, during the three months ended June 30, 2019, Treasury regulations were issued that would impact the U.S. taxability of the balance of the earnings associated with the international restructuring. As such, the Company changed its assertion with respect to any additional earnings from this restructuring for the foreseeable future. Of the original $2.1 billion under consideration, $1.0 billion remains permanently reinvested at September 30, 2019.

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

In September 2019, we completed an offering of $450 million aggregate principal amount of 2.950% senior notes due 2029 and $550 million aggregate principal amount of 3.875% senior notes due 2049. Net proceeds of approximately $988 million were used to prepay a portion of the amount outstanding under our term loan commitment and to repay borrowings under our $1.25 billion revolving credit facility.

Assets and liabilities associated with non-U.S. entities have been translated into U.S. dollars as of September 30, 2019 at U.S. dollar rates that fluctuate compared to historical periods. As a result, cash flows derived from changes in the condensed consolidated balance sheets include the impact of the change in foreign exchange translation rates.

Cash and Cash Equivalents

Our cash and cash equivalents at September 30, 2019 totaled $867 million, compared to $1.0 billion at December 31, 2018. The decrease in cash from December 31, 2018 to September 30, 2019 was primarily related to the acquisition of TRANZACT, the payment of dividends and share repurchases, as well as lower cash flows from our operating activities resulting from a shift in the timing of income tax payments, higher 2019 first quarter bonus payments, and other unfavorable working capital changes.

Additionally, at September 30, 2019, $1.2 billion was available to draw against our $1.25 billion revolving credit facility as compared to $1.1 billion, which was available to draw against the facility at December 31, 2018.

Included within cash and cash equivalents at September 30, 2019 and December 31, 2018 are amounts held for regulatory capital adequacy requirements, including $115 million and $90 million, respectively, held within our regulated U.K. entities.

Summarized Condensed Consolidated Cash Flows

The following table presents the summarized condensed consolidated cash flow information for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
	(in millions)
Net cash from/(used in):
Operating activities	$620	$716
Investing activities	(1,531)	(240)
Financing activities	774	(542)
DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(137)	(66)
Effect of exchange rate changes on cash and cash equivalents	(22)	(33)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD (i)	1,033	1,030
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (i)	$874	$931

(i)

As a result of the acquired TRANZACT collateralized facility (see Part I., Note 9 — Debt within this filing on Form 10-Q), cash, cash equivalents and restricted cash at the end of the period included $7 million of restricted cash at September 30, 2019, which is included within prepaid and other current assets on our condensed consolidated balance sheet. There were no restricted cash amounts held at December 31, 2018 and 2017, and September 30, 2018.

Cash Flows From Operating Activities

Cash flows from operating activities were $620 million for the nine months ended September 30, 2019, compared to cash flows from operating activities of $716 million for the nine months ended September 30, 2018. The $620 million of net cash from operating activities for the nine months ended September 30, 2019 included net income of $522 million and $574 million of non-cash adjustments, partially offset by changes in operating assets and liabilities of $476 million. This decrease in cash flows from operations as compared to the prior year primarily resulted from a shift in the timing of income tax payments, higher bonus payments in the first quarter of 2019 and other unfavorable working capital changes.

The $716 million of net cash from operating activities for the nine months ended September 30, 2018 included net income of $332 million, adjusted for $426 million of non-cash adjustments, partially offset by changes in operating assets and liabilities of $42 million.

Cash Flows Used In Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2019 and 2018 were $1.5 billion and $240 million, respectively, primarily driven by the acquisition of TRANZACT during the third quarter of 2019, as well as capital expenditures and capitalized software additions in both years.

Cash Flows From/(Used In) Financing Activities

Cash flows from financing activities for the nine months ended September 30, 2019 were $774 million. The most significant financing activities included net debt-related proceeds of $1.2 billion, which were partially offset by dividend payments of $245 million, and share repurchases of $147 million.

Cash flows used in financing activities for the nine months ended September 30, 2018 were $542 million. The significant financing activities included share repurchases of $401 million and dividend payments of $228 million, which were partially offset by net borrowings of $166 million.

Indebtedness

Total debt, total equity, and the capitalization ratios at September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018
	($ in millions)
Long-term debt	$5,381	$4,389
Current debt	484	186
Total debt	$5,865	$4,575

Total Willis Towers Watson shareholders’ equity	$9,887	$9,852

Capitalization ratio	37.2%	31.7%

At September 30, 2019, our mandatory debt repayments over the next twelve months include $467 million outstanding on our one-year unsecured term loan, and $21 million outstanding on our collateralized facility assumed as part of our acquisition of TRANZACT.

At September 30, 2019 and December 31, 2018, we were in compliance with all financial covenants.

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

At September 30, 2019 and December 31, 2018, we had fiduciary funds of $3.4 billion and $3.3 billion, respectively.

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

At September 30, 2019, approximately $252 million remained on the current repurchase authority. The maximum number of shares that could be repurchased based on the closing price of our ordinary shares on September 30, 2019 of $192.97 was 1,306,197.

During the three and nine months ended September 30, 2019, the Company had the following share repurchase activity:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Shares repurchased	491,981	772,227
Average price per share	$195.12	$190.35
Aggregate repurchase cost (excluding broker costs)	$96 million	$147 million

Capital Commitments

Capital expenditures for fixed assets and software for internal use were $175 million during the nine months ended September 30, 2019. The Company estimates that there will be additional such expenditures of approximately $75 million during the remainder of 2019. We expect cash from operations to adequately provide for these cash needs. There have been no material changes to our capital commitments since December 31, 2018.

Dividends

Total cash dividends of $245 million were paid during the nine months ended September 30, 2019. In September 2019, the board of directors approved a quarterly cash dividend of $0.65 per share ($2.60 per share annualized rate), which was paid on October 15, 2019 to shareholders of record as of September 30, 2019.

Off-Balance Sheet Arrangements and Contractual Obligations

Off-Balance Sheet Transactions

As of January 1, 2019, in accordance with ASC 842, we recognized operating lease commitments on the condensed consolidated balance sheet, which were previously off-balance sheet arrangements (see Part I., Note 12 — Leases within this filing on Form 10-Q for further information). Other than this change, see Part II, Item 7. ‘Off-Balance Sheet Arrangements and Contractual Obligations’ in our Annual Report on Form 10-K, filed with the SEC on February 27, 2019, for a discussion pertaining to off-balance sheet transactions.

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

Reconciliations of the reported changes to the constant currency and organic changes for the three and nine months ended September 30, 2019 from the three and nine months ended September 30, 2018 are as follows:

				Components of Revenue Change (i)
			As		Constant
	Three Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2019	2018	Change	Impact	Change	Divestitures	Change
	($ in millions)
Revenue	$1,989	$1,859	7%	(2)%	9%	3%	6%

				Components of Revenue Change (i)
			As		Constant
	Nine Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2019	2018	Change	Impact	Change	Divestitures	Change
	($ in millions)
Revenue	$6,349	$6,141	3%	(3)%	6%	1%	5%

(i)	Components of revenue change may not add due to rounding.

Adjusting for the impacts of foreign currency and acquisitions and disposals in the calculation of our organic activity, our revenue grew by 6% and 5% for the three and nine months ended September 30, 2019, respectively. This organic increase in revenue was driven by strong performances in all segments.

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

Reconciliations of income from operations to adjusted operating income for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Income from operations	$107	$17	$642	$339
Adjusted for certain items:
Amortization	118	127	368	408
Transaction and integration expenses	6	50	12	148
Adjusted operating income	$231	$194	$1,022	$895

Income from operations margin	5.4%	0.9%	10.1%	5.5%
Adjusted operating income margin	11.6%	10.4%	16.1%	14.6%

Adjusted operating income increased for the three months ended September 30, 2019 to $231 million, from $194 million for the three months ended September 30, 2018. Adjusted operating income increased for the nine months ended September 30, 2019 to $1.0 billion, from $895 million for the nine months ended September 30, 2018. These increases were primarily due to organic revenue growth across all segments.

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

Reconciliations of net income to adjusted EBITDA for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
NET INCOME	$80	$46	$522	$332
Provision for/(benefit from) income taxes	20	(10)	125	42
Interest expense	62	51	172	154
Depreciation	58	53	171	153
Amortization	118	127	368	408
Transaction and integration expenses	6	50	12	148
Pension settlement and curtailment gains and losses	—	(4)	—	16
Loss on disposal of operations	—	—	—	9
Adjusted EBITDA	$344	$313	$1,370	$1,262

Net income margin	4.0%	2.5%	8.2%	5.4%
Adjusted EBITDA margin	17.3%	16.8%	21.6%	20.6%

Adjusted EBITDA for the three months ended September 30, 2019 was $344 million, compared to $313 million for the three months ended September 30, 2018. Adjusted EBITDA for the nine months ended September 30, 2019 was $1.4 billion, compared to $1.3 billion for the nine months ended September 30, 2018. These increases were primarily due to organic revenue growth across all segments.

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

Reconciliations of net income attributable to Willis Towers Watson to adjusted diluted earnings per share for the three months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,
	2019	2018
	($ in millions)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$75	$44
Adjusted for certain items:
Amortization	118	127
Transaction and integration expenses	6	50
Pension settlement and curtailment gains and losses	—	(4)
Tax effect on certain items listed above (i)	(29)	(44)
Tax effects of internal reorganization	—	1
Adjusted net income	$170	$174

Weighted-average shares of common stock — diluted	130	132

Diluted earnings per share	$0.58	$0.33
Adjusted for certain items (ii) :
Amortization	0.91	0.97
Transaction and integration expenses	0.05	0.38
Pension settlement and curtailment gains and losses	—	(0.03)
Tax effect on certain items listed above (i)	(0.23)	(0.33)
Tax effects of internal reorganization	—	—
Adjusted diluted earnings per share	$1.31	$1.32

(i)	The tax effect was calculated using an effective tax rate for each item.
(ii)	Per share values and totals may differ due to rounding.

Reconciliations of net income attributable to Willis Towers Watson to adjusted diluted earnings per share for the nine months ended September 30, 2019 and 2018 are as follows:

	Nine Months Ended September 30,
	2019	2018
	($ in millions)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$500	$317
Adjusted for certain items:
Amortization	368	408
Transaction and integration expenses	12	148
Pension settlement and curtailment gains and losses	—	16
Loss on disposal of operations	—	9
Tax effect on certain items listed above (i)	(90)	(139)
Tax effects of internal reorganization	—	1
Adjusted net income	$790	$760

Weighted-average shares of common stock — diluted	130	132

Diluted earnings per share	$3.84	$2.39
Adjusted for certain items (ii) :
Amortization	2.82	3.08
Transaction and integration expenses	0.09	1.12
Pension settlement and curtailment gains and losses	—	0.12
Loss on disposal of operations	—	0.07
Tax effect on certain items listed above (i)	(0.69)	(1.05)
Tax effects of internal reorganization	—	—
Adjusted diluted earnings per share	$6.06	$5.74

(i)	The tax effect was calculated using an effective tax rate for each item.
(ii)	Per share values and totals may differ due to rounding.

Our adjusted diluted earnings per share were flat for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. Adjusted diluted earnings per share increased for the nine months ended September 30, 2019 as compared to the prior year primarily due to organic revenue growth across all segments.

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

Reconciliations of income from operations before income taxes to adjusted income before taxes and provision for income taxes to adjusted income taxes for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	($ in millions)
INCOME FROM OPERATIONS BEFORE INCOME TAXES	$100	$36	$647	$374
Adjusted for certain items:
Amortization	118	127	368	408
Transaction and integration expenses	6	50	12	148
Pension settlement and curtailment gains and losses	—	(4)	—	16
Loss on disposal of operations	—	—	—	9
Adjusted income before taxes	$224	$209	$1,027	$955

Provision for/(benefit from) income taxes	$20	$(10)	$125	$42
Tax effect on certain items listed above (i)	29	44	90	139
Tax effects of internal reorganization	—	(1)	—	(1)
Adjusted income taxes	$49	$33	$215	$180

U.S. GAAP tax rate	20.4%	(28.1)%	19.3%	11.3%
Adjusted income tax rate	22.2%	15.9%	21.0%	18.9%

(i)	The tax effect was calculated using an effective tax rate for each item.

Our U.S. GAAP tax rates were 20.4% and (28.1)% for the three months ended September 30, 2019 and 2018, respectively, and 19.3% and 11.3% for the nine months ended September 30, 2019 and 2018, respectively. The U.S. GAAP tax rate for the three and nine months ended September 30, 2019 increased as compared to the three and nine months ended September 30, 2018 due primarily to the recognition of a discrete tax benefit from the release of a valuation allowance on certain state deferred tax assets during the three and nine months ended September 30, 2018.

Our adjusted income tax rates were 22.2% and 15.9% for the three months ended September 30, 2019 and 2018, respectively, and 21.0% and 18.9% for the nine months ended September 30, 2019 and 2018, respectively. The adjusted income tax rates for the three and nine months ended September 30, 2019 increased as compared to the three and nine months ended September 30, 2018 due primarily to the recognition of a discrete tax benefit from the release of a valuation allowance on certain state deferred tax assets during the three and nine months ended September 30, 2018.

Free Cash Flow

Free cash flow is defined as cash flows from operating activities less cash used to purchase fixed assets and software for internal use. Free cash flow is a liquidity measure and is not meant to represent residual cash flow available for discretionary expenditures.

Management believes that free cash flow presents the core operating performance and cash generating capabilities of our business operations.

Reconciliations of cash flows from operating activities to free cash flow for the nine months ended September 30, 2019 and 2018 are as follows:

	Nine Months Ended September 30,
	2019	2018
	(in millions)
Cash flows from operating activities	$620	$716
Less: Additions to fixed assets and software for internal use	(175)	(209)
Free cash flow	$445	$507

The decrease in free cash flows in 2019 primarily resulted from a shift in the timing of income tax payments, higher bonus payments in the first quarter of 2019 and other unfavorable working capital changes.

Critical Accounting Policies and Estimates

Except as noted below, there were no material changes from the Critical Accounting Policies and Estimates disclosed in our 2018 Annual Report on Form 10-K, filed with the SEC on February 27, 2019.

As a result of the acquisition of TRANZACT (see Part I., Note 3 – Acquisitions within this filing on Form 10-Q), we have updated our revenue recognition policies to include a description of the revenue accounting, estimates and judgments for our direct-to-consumer Medicare broking offering. Our revenue recognition policies related to our pre-existing Medicare broking offering have not changed as a result of the acquisition of TRANZACT due to the differing nature of those contractual arrangements.

Revenue Recognition

In our direct-to-consumer Medicare broking offering, we have contractual arrangements with, and act as an agent on behalf of, insurance carriers that provide compensation in return for issued policies. Once an application is submitted to a carrier, our obligation is complete, and we have no ongoing fulfilment obligations. We receive compensation from carriers in the form of commissions, administrative fees and marketing fees in the first year, and depending on the type of policy issued, we may receive renewal commissions for up to 25 years, provided the policies are renewed for such periods of time.

Because our obligation to the carrier is complete upon application submission to the carrier, we recognize revenue at that date, which includes both compensation due to us in the first year as well as an estimate of the total renewal commissions that will be received over the lifetime of the policy. This variable consideration estimate requires significant judgment, and will vary based on product type, estimated commission rates, the expected lives of the respective policies and other factors. The Company has applied an actuarial model to account for these uncertainties, which is updated periodically based on actual experience. Actual results will differ from these estimates, and in accordance with ASC 606, revenue has only been recorded such that no significant reversal is expected to occur in the future.

The timing of renewal commission payments is reflective of regulatory restrictions and insurance carriers’ protection for cancellations and varies based on policy holder decisions that are outside of the control of both the Company and the insurance carriers. As such, the estimate of these renewal commissions receivable has not been discounted to reflect a significant financing component.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have considered changes in our exposure to market risks during the nine months ended September 30, 2019, and we have determined that there have been no material changes to our exposure to market risks from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 27, 2019. However, we have provided the following information to supplement or update our disclosures on our Form 10-K.

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

As of September 30, 2019, the Company’s primary exposure is its $1.25 billion revolving credit facility maturing in 2022 and its collateralized facility assumed as part of its acquisition of TRANZACT, which are both priced using rates tied to LIBOR. We anticipate renegotiating the revolving credit facility prior to the potential LIBOR quotation termination date and will renegotiate, or repay, the collateralized facility prior to the end of 2021. In addition, the Company and its subsidiaries have entered into various intercompany notes indexed to LIBOR. The Company expects to amend or replace the LIBOR-based intercompany notes as necessary to reflect new market benchmarks for the relevant loan currencies.

We are currently evaluating the LIBOR-related risks that may be inherent elsewhere in our business and are monitoring for further proposals and guidance from the ARRC and other alternative-rate initiatives, with the expectation that we will be prepared for the termination of the LIBOR benchmarks.

Interest Income on Fiduciary Funds

As described in our Form 10-K, we are exposed to interest rate risk. Specifically, as a result of our operating activities, we receive cash for premiums and claims which we deposit in short-term investments denominated in U.S. dollars and other currencies.  We earn interest on these funds, which is included in our condensed consolidated financial statements as interest income. These funds are regulated in terms of access and the instruments in which they may be invested, most of which are short-term in maturity. At September 30, 2019, we held $2.0 billion of fiduciary funds invested in interest-bearing accounts. If short-term interest rates increased or decreased by 25 basis points, interest earned on these invested fiduciary funds, and therefore our interest income recognized, would increase or decrease by approximately $5 million on an annualized basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2019, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (‘CEO’) and the Chief Financial Officer (‘CFO’), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined by Exchange Act Rule 13a-15(e). Based upon that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures are effective in ensuring that the information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the CEO and the CFO, as appropriate, to allow for timely decisions regarding required disclosure.

We acquired TRANZACT on July 30, 2019. For additional information regarding the acquisition, see Part I., Note 3 – Acquisitions to the Condensed Consolidated Financial Statements included in this Quarterly Report. SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from the date of acquisition. We are in the process of integrating TRANZACT operations within our internal control structure. Accordingly, management has excluded controls relating to TRANZACT in this quarter’s evaluation of disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1. regarding our legal proceedings is incorporated by reference herein from Part I, Item 1 Note 13 — Commitments and Contingencies - Legal Proceedings of the notes to the condensed consolidated financial statements in this Form 10-Q for the quarter ended September 30, 2019.

ITEM 1A. RISK FACTORS

Except as described below, there are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K, filed with the SEC on February 27, 2019. We urge you to read the risk factors contained in our Annual Report.

Our acquisition of TRANZACT may create incremental business, regulatory and reputational risks.

On July 30, 2019, the Company completed the acquisition of TRANZACT, a U.S.-based direct-to-consumer health care organization that links individuals to U.S. insurance carriers. The TRANZACT acquisition entails important risks, including the following, among others: the risk that we are unable to successfully integrate TRANZACT operations and employees and realize its benefits, including the acceleration of our direct-to-consumer strategy at the times and to the extent anticipated; the potential impact of the consummation of the proposed transaction on relationships, including with employees, suppliers, clients and competitors; the risk of material changes in U.S. health care regulation; changes in general economic, business and political conditions, including changes in the financial markets; significant competition in the marketplace; and compliance with extensive government regulation. For a further discussion of risks relating to our BDA segment, and with respect to acquisitions generally, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K, filed with the SEC on February 27, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2019, no shares were issued by the Company without registration under the Securities Act of 1933, as amended.

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

The following table presents specified information about the Company’s repurchases of its ordinary shares in the third quarter of 2019 and the Company’s remaining repurchase authority.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2019 through July 31, 2019	168,868	$195.41	168,868	1,629,310
August 1, 2019 through August 31, 2019	170,089	$194.00	170,089	1,459,221
September 1, 2019 through September 30, 2019	153,024	$196.03	153,024	1,306,197
	491,981	$195.12	491,981

The maximum number of shares that may yet be purchased under the existing stock repurchase authority is 1,306,197. At September 30, 2019, approximately $252 million remained on the current open-ended repurchase authority granted by the board. An estimate of the maximum number of shares under the existing authorities was determined using the closing price of our ordinary shares on September 30, 2019 of $192.97.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
4.1

Fourth Supplemental Indenture, dated as of September 10, 2019, among Willis North America Inc., as issuer, Willis Towers Watson Public Limited Company, Willis Towers Watson Sub Holdings Unlimited Company, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Willis Towers Watson UK Holdings Limited, Trinity Acquisition plc and Willis Group Limited, as guarantors, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company on September 10, 2019).

4.2	Form of Willis North America Inc.’s 2.950% Senior Note due 2029 and 3.875% Senior Note due 2049 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed by the Company on September 10, 2019).
10.1	Willis Towers Watson Public Limited Company Compensation Policy and Share Ownership Guidelines for Non-Employee Directors (as amended September 2019)*
10.2	Amendment 2019-1 to the Amended and Restated Willis U.S. 2005 Deferred Compensation Plan*†
31.1	Certification of the Registrant’s Chief Executive Officer, John J. Haley, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*
31.2	Certification of the Registrant’s Chief Financial Officer, Michael J. Burwell, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*
32.1

Certification of the Registrant’s Chief Executive Officer, John J. Haley, and Chief Financial Officer, Michael J. Burwell, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed or furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Willis Towers Watson Public Limited Company
(Registrant)

/s/ John J. Haley		November 1, 2019
Name:	John J. Haley	Date
Title:	Chief Executive Officer

/s/ Michael J. Burwell		November 1, 2019
Name:	Michael J. Burwell	Date
Title:	Chief Financial Officer

/s/ Susan D. Davies		November 1, 2019
Name:	Susan D. Davies	Date
Title:	Principal Accounting Officer and Controller