Form 10-K
period 2019-12-31
WILLIS TOWERS WATSON PLC
filed 2020-02-26
CIK 1140536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the voting common equity held by non-affiliates of the Registrant, computed by reference to the last reported price at which the Registrant’s common equity was sold on June 30, 2019 (the last day of the Registrant’s most recently completed second quarter) was $24,554,970,312.

As of February 21, 2020, there were outstanding 128,718,789 ordinary shares, nominal value $0.000304635 per share, of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III will be incorporated by reference in accordance with Instruction G(3) to Form 10-K no later than 120 days after the end of the Company’s fiscal year.

WILLIS TOWERS WATSON

INDEX TO FORM 10-K

For the year ended December 31, 2019

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

‘Gras Savoye’	GS & Cie Groupe SAS

‘Miller’	Miller Insurance Services LLP and its subsidiaries

‘TRANZACT’	CD&R TZ Holdings, Inc. and its subsidiaries, doing business as TRANZACT
‘U.S.’	United States

‘U.K.’	United Kingdom

‘Brexit’	The United Kingdom’s exit from the European Union, which occurred on January 31, 2020.

‘E.U.’	European Union or European Union 27 (the number of member countries following the United Kingdom’s exit)

‘U.S. GAAP’	United States Generally Accepted Accounting Principles

‘FASB’	Financial Accounting Standards Board

‘ASU’	Accounting Standards Update

‘ASC’	Accounting Standards Codification

‘SEC’	Securities and Exchange Commission

Disclaimer Regarding Forward-looking Statements

We have included in this document ‘forward-looking statements’ within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, that address activities, events or developments that we expect or anticipate may occur in the future, including such things as our outlook, future capital expenditures, ongoing working capital efforts, future share repurchases, growth in revenue, the impact of changes to tax laws on our financial results, existing and evolving business strategies and planned acquisitions (including the acquisition of TRANZACT and our proposed acquisition of Unity Group) and dispositions, demand for our services and competitive strengths, goals, the benefits of new initiatives, growth of our business and operations, our ability to successfully manage ongoing organizational and technology changes, including investments in improving systems and processes, our ability to meet our financial guidance, and plans and references to future successes, including our future financial and operating results, objectives, expectations and intentions are forward-looking statements. Also, when we use words such as ‘may,’ ‘will,’ ‘would,’ ‘anticipate,’ ‘believe,’ ‘estimate,’ ‘expect,’ ‘intend,’ ‘plan,’ ‘probably,’ or similar expressions, we are making forward-looking statements. Such statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. All forward-looking disclosure is speculative by its nature.

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

PART I.

ITEM 1. BUSINESS

The Company

Willis Towers Watson is a leading global advisory, broking and solutions company that helps clients around the world turn risk into a path for growth. Willis Towers Watson has more than 45,000 employees and services clients in more than 140 countries. We design and deliver solutions that manage risk, optimize benefits, cultivate talent and expand the power of capital to protect and strengthen institutions and individuals. We believe our unique perspective allows us to see the critical intersections between talent, assets and ideas - the dynamic formula that drives business performance.

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

Our clients operate on a global and local scale in a multitude of businesses and industries throughout the world and generally range in size from large, major multinational corporations to middle-market domestic and international companies. Our clients include many of the world’s leading corporations, including approximately 94% of the FTSE 100, 91% of the Fortune 1000, and 93% of the Fortune Global 500 companies. We also advise the majority of the world’s leading insurance companies. We work with major corporations, emerging growth companies, governmental agencies and not-for-profit institutions in a wide variety of industries, with many of our client relationships spanning decades. No one client accounted for a significant concentration of revenue in each of the years ended December 31, 2019, 2018 and 2017. We place insurance with more than 2,500 insurance carriers, none of which individually accounted for a significant concentration of the total premiums we placed on behalf of our clients in 2019, 2018 or 2017.

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

General Information

Willis Towers Watson offers its clients a broad range of services to help them to identify and control their risks, and to enhance business performance by improving their ability to attract, retain and engage a talented workforce. Our risk control services range from strategic risk consulting (including providing actuarial analysis), to a variety of due diligence services, to the provision of practical on-site risk control services (such as health and safety or property loss control consulting), as well as analytical and advisory services (such as hazard modeling and reinsurance optimization studies). We assist clients in planning how to manage incidents or crises when they occur. These services include contingency planning, security audits and product tampering plans. We help our clients enhance their business performance by delivering consulting services, technology and solutions that help them anticipate, identify and capitalize on emerging opportunities in human capital management, as well as offer investment advice to help them develop disciplined and efficient strategies to meet their investment goals.

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

Business Strategy

Willis Towers Watson is in the business of people, risk and capital. We believe that a unified approach to these areas can be a path to growth for our clients. Our integrated teams bring together our understanding of risk strategies and market analytics. This helps clients around the world to achieve their objectives.

We operate in attractive markets – both growing and mature – with a diversified platform across geographies, industries, segments and lines of business. We aim to be the premier advisory, broking and solutions company, creating a competitive advantage and delivering sustainable growth.

We believe we can achieve this by:

•	Driving profitable organic growth in our current core businesses and geographies – each has a role to play in Willis Towers Watson’s success;
•

Delivering a winning client experience – we are committed to always bringing the best of Willis Towers Watson to our clients – with a consistent standard across all of our businesses and geographies; and

•

Investing both organically and inorganically – with a focus on the most attractive markets for growth or where we can achieve a sustainable competitive advantage, including adjacencies, innovation and inorganic opportunities.

We care as much about how we work as we do about the impact that we make. This means commitment to shared values, a framework that guides how we run our business and serve clients.

Through these strategies we aim to accelerate revenue, cash flow, earnings before interest, taxes, depreciation and amortization (‘EBITDA’), and earnings growth, and generate compelling returns for investors, by delivering tangible growth in revenue.

Principal Services

We manage our business across four integrated reportable operating segments: Human Capital and Benefits; Corporate Risk and Broking; Investment, Risk and Reinsurance; and Benefits Delivery and Administration. Below are the percentages of revenue generated by each segment for each of the years ended December 31, 2019, 2018 and 2017.

	Year ended December 31,
	2019	2018	2017
Human Capital and Benefits	37%	38%	39%
Corporate Risk and Broking	33%	34%	34%
Investment, Risk and Reinsurance	18%	19%	18%
Benefits Delivery and Administration	12%	9%	9%

The number of employees by segment as of the year ended December 31, 2019 is approximated below:

December 31, 2019
Human Capital and Benefits	15,000
Corporate Risk and Broking	13,500
Investment, Risk and Reinsurance	4,100
Benefits Delivery and Administration	6,100
Corporate and Other	7,900
Total Employees	46,600

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

Retirement — The Retirement business provides actuarial support, plan design, and administrative services for traditional pension and retirement savings plans. Our colleagues help our clients assess the costs and risks of retirement plans on cash flow, earnings and the balance sheet, the effects of changing workforce demographics on their retirement plans, and retiree benefit adequacy and security. We offer clients a full range of integrated retirement consulting services to meet the needs of all types of employers, including those that continue to offer defined benefit plans and those that are reexamining their retirement benefit strategies. We bring a particular in-depth data analysis and perspective to their decision process, because we have tracked the retirement designs of the largest public companies around the world over many years.

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

Revenue for the T&R business is partly seasonal in nature, with a meaningful amount of heightened activity in the second half of the calendar year during the annual compensation, benefits and survey cycles. While T&R enjoys long-term relationships with many clients, work in several practices is often project-based and can be sensitive to economic changes. The business benefits from regulatory changes affecting our clients that require strategic advice, program changes and communication such as CEO pay ratio disclosure in the U.S. and gender-pay-gap reporting in the U.K. Additional areas of growth for T&R include evolving views on effective individual performance measurement and management, focus on workforce productivity improvements and labor cost reductions, globalization and digitalization of the workforce, merger and acquisition (‘M&A’) activity, technology-enabled approaches for measuring and understanding workforce engagement, and the opportunity to leverage HR software to improve the design, management and implementation of HR processes and programs.

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

CRB operates with three global offerings which aim to leverage capabilities across geographies. In these operations, we have extensive specialized experience handling diverse lines of coverage, including complex risk management programs. A key objective is to assist clients in reducing their overall cost of risk.

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

Investment, Risk and Reinsurance

The Willis Towers Watson Investment, Risk and Reinsurance (‘IRR’) segment uses a sophisticated approach to risk, which helps clients free up capital and manage investment complexity. The segment works closely with investors, reinsurers and insurers to manage the equation between risk and return. Blending advanced analytics with deep institutional knowledge, IRR identifies new opportunities to maximize performance. This segment provides investment consulting and discretionary management services and insurance-specific services and solutions through reserves opinions, software, ratemaking, risk underwriting and reinsurance broking.

With approximately 77% of the revenue for this segment split between North America and the U.K., this segment includes the following businesses and offerings:

Willis Re — Willis Re provides reinsurance industry clients with an understanding of how risk affects capital and financial performance and advises on the best ways to manage related outcomes. We operate this business on a global basis and provide a complete range of transactional capabilities, including in conjunction with our Willis Re Securities business (formerly Willis Towers Watson Securities), a wide variety of capital markets-based products to both insurance and reinsurance companies. Our services are underpinned by modeling, financial analysis and risk management advice.

Insurance Consulting and Technology — Insurance Consulting and Technology is a global business that provides advice and technology solutions to the insurance industry. We leverage our industry experience, strategic perspective and analytical skills to help clients measure and manage risk and capital, improve business performance and create a sustainable competitive advantage. Our services include software and technology, risk and capital management, products and product pricing, financial and regulatory reporting, financial and capital modeling, M&A, outsourcing and business management.

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

Innovisk — Innovisk (formerly Underwriting and Capital Management), with operations in the U.K. and North America, brings together our set of managing general agent underwriting activities for the purposes of accelerating their future development using data and technology. Within Innovisk, we act on behalf of our insurance carrier partners in product development, marketing and distribution, risk underwriting and selection, claims management and other general administrative responsibilities.

Willis Re Securities — Willis Re Securities (formerly Willis Towers Watson Securities), with offices in New York, London, and Sydney, provides capital markets services to companies involved in the insurance and reinsurance industries, including acting as underwriter for primary issuances, operating a secondary insurance-linked securities trading desk and engaging in strategic advisory work.

Max Matthiessen — Max Matthiessen is a leading advisor and broker for insurance, benefits, human resources and savings in the Nordic region. The business specializes in providing human capital and benefits administration together with providing market leading savings and insurance solutions.

Benefits Delivery and Administration

The Willis Towers Watson Benefits Delivery and Administration (‘BDA’) segment provides primary medical and ancillary benefit exchange and outsourcing services to active employees and retirees across both the group and individual markets.

During 2019, the Company completed the acquisition of TRANZACT, a U.S.-based provider of comprehensive, direct-to-consumer sales and marketing solutions for leading insurance carriers in the U.S. TRANZACT leverages digital, data and direct marketing solutions to deliver qualified leads, fully-provisioned sales and robust customer management systems to brands seeking to acquire and manage large numbers of consumers. TRANZACT operates as part of the BDA segment and enhances its existing Medicare broking offering, while also adding significant direct-to-consumer marketing experience.

A significant portion of the revenue in this segment is recurring in nature, driven by either the commissions from the policies we sell, or from long-term service contracts with our clients that typically range from three to five years. Revenue across this segment, including from TRANZACT, is seasonal and is generally higher in the fourth quarter as it is driven by the magnitude of annual enrollment activity.

BDA provides services via three related offerings to customers primarily in the U.S.:

Benefits Outsourcing — This service line is focused on serving active employee groups for clients across the U.S. Working closely with our colleagues in our HCB segment, we use our proprietary technology to provide a broad suite of health and welfare and pension administration outsourcing services, including tools to enable benefit modeling, decision support, enrollment and benefit choice. Drawing on the expertise of consultants in our HCB segment, who create high-performing benefit plan designs, we believe we are well-positioned to help clients of all sizes simplify their benefits delivery, while lowering the total costs of benefits and related administration.

Individual Marketplace — This service line offers decision support processes and tools to connect consumers with insurance carriers in private individual and Medicare markets. Individual Marketplace serves both employer-based and direct-to-consumer populations through its end-to-end consumer acquisition and engagement platforms, which tightly integrate call routing technology, an efficient quoting and enrollment engine, a customer relations management system and deep links with insurance carriers. By leveraging its multiple distribution channels and diverse product portfolio, Individual Marketplace offers solutions to a broad consumer base, helping individuals compare, purchase and use health insurance products, tools and information for life.

Benefits Accounts — This service line delivers consumer-driven healthcare and reimbursement accounts, including health savings accounts, health reimbursement arrangements and other consumer-directed accounts to our benefits outsourcing, individual marketplace and employer clients.

Group Marketplace, which has been a fourth line of business within BDA in the past, is no longer a stand-alone offering. While we continue to support and offer group marketplace services to existing and prospective clients, we have consolidated the Group Marketplace service line into the Benefits Outsourcing service line within BDA for benefits administration services and our Health and Benefits business within the HCB segment for program strategy, design and financial management.

Competition

We face competition in all fields in which we operate, based on global capability, product breadth, innovation, quality of service and price. We compete with Accenture plc, Aon plc, Arthur J. Gallagher & Co., Brown & Brown Inc., Cognizant Technology Solutions Corporation, Marsh & McLennan Companies, Inc. (‘Marsh & McLennan’) and Robert Half International Inc., as well as with numerous specialty, regional and local firms. Marsh & McLennan and Aon plc are two of the largest providers of global risk management services. Competition for business is intense in all of our business lines and in every insurance market, and in some business lines Marsh & McLennan and Aon plc have greater market share than we do.

Competition on premium rates has also exacerbated the pressures caused by a continuing reduction in demand in some classes of business. For example, rather than purchase additional insurance through brokers, some insureds have been retaining a greater proportion of their risk portfolios than previously. Industrial and commercial companies increasingly rely upon their own subsidiary insurance companies, known as captive insurance companies, self-insurance pools, risk retention groups, mutual insurance companies and other mechanisms for funding their risks, rather than buy insurance. Additional competitive pressures have arisen and are expected to continue to arise from the entry of new market participants, such as banks, accounting firms, new brokers and insurance carriers themselves, offering risk management or transfer services.

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

Our major competitors in the insurance consulting and software industry include Milliman, Oliver Wyman (a Marsh & McLennan company), the big four accounting firms and SunGard. Aon, Buck Consultants (an HIG Capital Company), Connextions (a United Healthcare company), Mercer (a Marsh & McLennan company), Automatic Data Processing and Fidelity are our primary competitors in the insurance exchange industry. With the implementation of the Patient Protection and Affordable Care Act, we also compete with the public exchanges currently run by the U.S. federal and state governments. We compete with providers of account-based health plans and consumer-directed benefits such as WageWorks and HealthEquity.

The market for our services is subject to change as a result of economic, regulatory and legislative changes, technological developments, and increased competition from established and new competitors. Regulatory and legislative actions, along with continuously evolving technological developments, will likely have the greatest impact on the overall market for our exchange products. We believe the primary factors in selecting an HR consulting or risk management services firm include reputation; the ability to provide measurable increases to shareholder value and return on investment; global scale; quality of service; and the ability to tailor services to clients’ unique needs. With regard to the marketplace for individuals and active employee exchanges, we believe that clients base their decisions on a variety of factors that include the ability of the provider to deliver measurable cost savings, a strong reputation for efficient execution, a provider’s capability in delivering a broad number of configurations to serve various population segments, and an innovative service delivery model and platform. For our traditional consulting and risk management services and the rapidly evolving exchange products, we believe we compete favorably with respect to these factors.

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

United States

Our activities in connection with insurance brokerage services within the U.S. are subject to regulation and supervision by state authorities. Although the scope of regulation and form of supervision may vary from state to state, insurance laws in the United States are often complex and generally grant broad discretion to supervisory authorities in adopting regulations and supervising regulated activities. That supervision generally includes the licensing of insurance brokers and agents and the regulation of the handling and investment of client funds held in a fiduciary capacity. Our continuing ability to provide insurance brokerage in the states in which we currently operate is dependent upon our compliance with the rules and regulations promulgated by the regulatory authorities in each of these states. Additionally, some of our private exchange activities, including our newly-acquired TRANZACT business which focuses on direct-to-consumer Medicare policy sales, are overseen by the Centers for Medicare & Medicaid Services, which is part of the Department of Health and Human Services. Furthermore, certain of our activities are subject to regulation under the Health Insurance Portability and Accountability Act (‘HIPAA’), which is enforced by the Office for Civil Rights within the Department of Health and Human Services. As we implement and expand our direct-to-consumer sales and marketing solutions through our Benefits Delivery and Administration business, we are subject to various federal and state laws and regulations that prescribe when and how we may market to consumers (including, without limitation, the Telephone Consumer Protection Act and other telemarketing laws and the Medicare Communications and Marketing Guidelines issued by the Center for Medicare Services).

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

Our Willis Re Securities business operates through its wholly-owned subsidiary, Willis Securities, Inc., a U.S.-registered broker-dealer and member of FINRA/SIPC, primarily in connection with advising on alternative risk financing transactions and investment banking services.

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

The FCA has a sole strategic objective: to ensure that the relevant markets function well. Its operational objectives are to: secure an appropriate degree of protection for consumers; protect and enhance the integrity of the U.K. financial system; and to promote effective competition in the interests of consumers. The FCA has a wide range of rule-making, investigatory and enforcement powers (including the power to censure and fine), and conducts monitoring visits to assess our compliance with regulatory requirements.  In addition, the FCA extended the Senior Managers and Certification Regime (‘SMCR’) which became effective on December 9, 2019 in relation to our U.K. FCA-regulated businesses. The SMCR is designed to drive improvements in culture and governance within financial services firms and to deter misconduct by increasing individual accountability to the FCA.

Brexit will generally cause an increase in regulations that are specific to the U.K. and will result in differences from the regulatory requirements of the E.U. Brexit may result in an increase in business conducted through subsidiaries domiciled in and regulated by members of the E.U. See Item 1A, ‘Risk Factors’, for a description of Brexit-related risks to the Company.

European Union

In 2005, the European Union Insurance Mediation Directive introduced rules to enable insurance and reinsurance intermediaries to operate and provide services within each member state of the European Union (‘E.U.’) on a basis consistent with the E.U. single market and customer protection aims. Each E.U. member state in which we operate is required to ensure that the insurance and reinsurance intermediaries resident in their country are registered with a statutory body in that country and that each intermediary meets professional requirements in relation to their competence, good repute, professional indemnity cover and financial capacity. The E.U. issued a new Insurance Distribution Directive that expands the 2005 directive, and all E.U. member states in which we operate were required to enact the directive and adopt local country laws by October 1, 2018.

In addition, our Willis Re Securities business provides advice on securities or investments in the European Union and Australia through our U.K. wholly-owned subsidiary, Willis Towers Watson Securities Europe Limited, which is authorized and regulated by the FCA.

Willis Towers Watson is also subject to the E.U. General Data Protection Regulation (‘GDPR’), which became effective in May 2018. The GDPR is a comprehensive regime that significantly increases our responsibilities when handling personal data, including, without limitation, requiring us to conduct privacy impact assessments, restricting the transmission of data and requiring public disclosure of significant data breaches.

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

Information about Executive Officers of the Registrant

The executive officers of the Company as of February 26, 2020 were as follows:

Nicolas Aubert (age 54) - Mr. Aubert has served as Head of Great Britain at Willis Towers Watson since January 4, 2016, and as the CEO of Willis Limited, the Company’s U.K. insurance and reinsurance broking subsidiary, since September 30, 2015. Prior to his appointment as Head of Great Britain, Mr. Aubert served as CEO of Willis GB, the operating segment of Willis Group Holdings that included Willis’ London specialty businesses and facultative business, and the retail insurance business in Great Britain since January 2015. Since September 2017, Mr. Aubert has served as the immediate Past President of the Insurance Institute of London (‘IIL’) and the immediate Past Chair of the London Market Group (‘LMG’), remaining a member of LMG’s board, sits on the Executive Committee of the London & International Brokers Association (‘LIIBA’) and is a member of TheCityUK’s Advisory Council. Prior to joining Willis, Mr. Aubert served as the Chief Operating Officer of American International Group (‘AIG’) in Europe, the Middle East and Africa, and formerly as the Managing Director of AIG in the U.K. After joining AIG in June 2002 to lead AIG France, Mr. Aubert served in various other senior management positions, including Managing Director of Southern Europe, where he oversaw operations in 12 countries, including Israel. Prior to AIG, Mr. Aubert worked in various leadership positions at ACE, CIGNA, GAN and started his career at GENERALI. He holds specialized Masters Degrees in Insurance Law (DESS Assurances) from Pantheon-Sorbonne University of Paris and from Institut des Assurances de Paris (Université Paris-Dauphine) and an M.B.A. from the French High Insurance Studies Center (‘CHEA’).

Anne D. Bodnar (age 63) - Ms. Bodnar has served as Chief Administrative Officer and Head of Human Resources since May 31, 2019. Prior to that, she served as Chief Human Resources Officer at Willis Towers Watson since January 4, 2016. Previously, Ms. Bodnar served on Towers Watson’s Management Committee since January 2015, and as Towers Watson’s Chief Administrative Officer since January 1, 2010. Ms. Bodnar previously served as Managing Director of HR at Towers Perrin beginning in 2001. From 1995 to 2000, Ms. Bodnar led Towers Perrin’s recruiting and learning and development efforts. Prior to that, she was a strategy consultant in Towers Perrin’s Human Capital business. Earlier in her career, Ms. Bodnar held several operational and strategic planning roles at what is now JP Morgan Chase. Additionally, Ms. Bodnar published a chapter entitled ‘HR as a Strategic Partner’ in Human Resources Leadership Strategies: Fifteen Ways to Enhance HR Value in Your Company. She was elected to the YWCA’s Academy of Women Achievers in 1999. Ms. Bodnar graduated cum laude and Phi Beta Kappa from Smith College and has an M.B.A. from Harvard Business School.

Michael J. Burwell (age 56) - Mr. Burwell has served as Chief Financial Officer of Willis Towers Watson since October 3, 2017. Before joining Willis Towers Watson, Mr. Burwell spent over 30 years at PricewaterhouseCoopers LLP (‘PwC’), where he served in various senior leadership roles, including, most recently, as a Senior Partner driving transformation activities with various clients across industries since 2016. Prior to that, Mr. Burwell served as Vice Chairman, Global and US Transformation Leader from 2012 to 2016, as Vice Chairman, US Operations Leader (‘COO’) and Chief Financial Officer from 2007 to 2012, and as Leader of the Transaction Services practice from 2005 to 2007. During his initial time at PwC, Mr. Burwell served 11 years in the assurance practice working on numerous audit clients. He has a bachelor’s degree in business administration from Michigan State University and is a certified public accountant. In 2010, he was named Michigan State University’s Alumnus of the Year.

Matthew S. Furman (age 50) - Mr. Furman has served as General Counsel at Willis Towers Watson since January 4, 2016. Previously, Mr. Furman served as Executive Vice President and Group General Counsel at Willis Group Holdings, where he was a member of the Operating Committee since April 2015. From 2007 until March 2015, Mr. Furman was Senior Vice President, Group General Counsel-Corporate and Governance, and Corporate Secretary for The Travelers Companies, Inc. From 2000 until 2007, Mr. Furman was an attorney at Goldman, Sachs & Co. in New York, where he was Vice President and Associate General Counsel in the finance and corporate legal group. Prior to that, he was in private practice, with almost six years’ experience at Simpson Thacher & Bartlett in New York. Mr. Furman also serves as a Trustee of the Jewish Theological Seminary and until recently served as a Director of the Legal Aid Society and a member of the U.S. Securities and Exchange Commission’s Investor Advisory Committee, where he served on the Executive Committee, and chaired the Market Structure Subcommittee. He holds a bachelor’s degree from Brown University and a law degree from Harvard Law School.

Adam L. Garrard (age 54) - Mr. Garrard has served as Head of Corporate Risk and Broking since August 14, 2019. Prior to that, he served as Head of International at Willis Towers Watson since January 4, 2016. Previously, Mr. Garrard served as Chief Executive Officer for Willis Group Holdings in Asia since September 2012. Prior to that, Mr. Garrard served as Chief Executive Officer for Willis in Europe since January 2009, Chief Executive Officer for Willis in Australasia since May 2005 and Chief Executive Officer for Asia since January 2002. Mr. Garrard has resided in Singapore, Shanghai, Sydney and London while undertaking his Chief Executive Officer roles. After graduating from De Montfort University with a bachelor’s degree in Business Administration in 1992, Mr. Garrard joined SBJ Stephenson Insurance Brokers before joining Willis in 1994.

Julie J. Gebauer (age 58) - Ms. Gebauer has served as Head of Human Capital & Benefits at Willis Towers Watson since January 4, 2016. Previously, Ms. Gebauer served as Managing Director of Towers Watson’s Talent and Rewards business segment since January 1, 2010. Beginning in 2002, Ms. Gebauer served as a Managing Director of Towers Perrin and led Towers Perrin’s global Workforce Effectiveness practice and the global Towers Perrin-International Survey Research Corporation line of business. Ms. Gebauer was a member of Towers Perrin’s Board of Directors from 2003 through 2006. She joined Towers Perrin in 1986 as a consultant and held several leadership positions at Towers Perrin, serving as the Managing Principal for the New York office from 1999 to 2001 and the U.S. East Region Leader for the Human Capital Group from 2002 to 2006. Ms. Gebauer is a Fellow of the Society of Actuaries. Ms. Gebauer graduated Phi Beta Kappa and with high distinction from the University of Nebraska-Lincoln with a bachelor’s degree in Mathematics, and was designated a Chancellor’s Scholar.

Joseph Gunn (age 49) - Mr. Gunn has served as Head of North America at Willis Towers Watson since October 27, 2016. Previously, Mr. Gunn served as the regional director for the Northeast region of Willis Towers Watson where he led the business in both Metro New York and New England since January 4, 2016. Prior to that, Mr. Gunn served as the National Partner for the Northeast Region at Willis North America since July 2009, and before that, as the Chief Growth Officer for Willis North America and regional executive officer for the South Central region of Willis North America since August 2006. Before joining Willis in 2004, Mr. Gunn led the Client Development team of Marsh & McLennan for the North Texas operations and served as a senior relationship officer on several large accounts. Mr. Gunn serves as a member of the board of trustees of Big Brothers Big Sisters of New York. He holds a bachelor’s degree in Political Science from Florida State University.

John J. Haley (age 70) - Mr. Haley has served as Chief Executive Officer and Director at Willis Towers Watson since January 4, 2016. Previously, Mr. Haley served as the Chief Executive Officer and Chairman of the Board of Directors of Towers Watson since January 1, 2010, and as President since October 3, 2011. Prior to that, Mr. Haley served as President and Chief Executive Officer of Watson Wyatt beginning on January 1, 1999, as Chairman of the Board of Watson Wyatt beginning in 1999 and as a director of Watson Wyatt beginning in 1992. Mr. Haley joined Watson Wyatt in 1977. Prior to becoming President and Chief Executive Officer of Watson Wyatt, he was the Global Director of the Benefits group at Watson Wyatt. Mr. Haley is a Fellow of the Society of Actuaries, and a member of the American Academy of Actuaries and the Conference of Consulting Actuaries. He is also a co-author of Fundamentals of Private Pensions (University of Pennsylvania Press). Mr. Haley also serves on the board of MAXIMUS, Inc., a provider of health and human services program management, consulting services and system solutions, and previously served on the board of Hudson Global, Inc., an executive search, specialty staffing and related consulting services firm. He has an A.B. in Mathematics from Rutgers College and studied under a fellowship at the Graduate School of Mathematics at Yale University.

Carl A. Hess (age 58) - Mr. Hess has served as Head of Investment, Risk and Reinsurance since October 27, 2016.  Previously, Mr. Hess served as the Co-Head of North America at Willis Towers Watson since January 4, 2016. Prior to that, Mr. Hess served as Managing Director, The Americas of Towers Watson since February 1, 2014, and before that, he served as the Managing Director of Towers Watson’s Investment business since January 1, 2010. Before his service at Towers Watson, Mr. Hess worked in a variety of roles for over 20 years at Watson Wyatt, lastly as Global Practice Director of Watson Wyatt’s Investment business. Mr. Hess is a Fellow of the Society of Actuaries and the Conference of Consulting Actuaries, and a Chartered Enterprise Risk Analyst. He has a bachelor’s degree cum laude in Logic and Language from Yale University.

Anne Pullum (age 37) - Ms. Pullum has served as Head of Western Europe since May 31, 2019. Prior to that, she served as the Chief Administrative Officer and Head of Strategy and Innovation at Willis Towers Watson since October 27, 2016. Beginning on January 4, 2016, Ms. Pullum served as Willis Towers Watson’s Head of Strategy, where she has played a key role in determining the Company’s strategy and worked across all business segments and functional areas. Previously, Ms. Pullum served as the Head of Strategy for Willis Group since May 2014.  Before joining Willis, Ms. Pullum worked at McKinsey & Company, where she served financial services and natural resource clients since October 2010. Prior to that, Ms. Pullum conducted economic research at Greenspan Associates in Washington, D.C. and served as an analyst in the Goldman Sachs Equities Division in London. Ms. Pullum holds an M.B.A. from INSEAD and a bachelor’s degree in International Economics from Georgetown University’s School of Foreign Service.

Gene H. Wickes (age 67) - Mr. Wickes has served as the Head of Benefits Delivery and Administration at Willis Towers Watson since April 1, 2016. Prior to that, Mr. Wickes served as an Executive Sponsor of the combined Willis Towers Watson Merger integration team since January 4, 2016. Previously, he served as the Managing Director of the Benefits business segment of Towers Watson from January 1, 2010 until the closing of the Willis Towers Watson merger. Prior to that, he served as the Global Director of the Benefits practice of Watson Wyatt beginning in 2005 and as a member of Watson Wyatt’s Board of Directors from 2002 to 2007. Mr. Wickes was Watson Wyatt’s Global Retirement Practice Director in 2004 and the U.S. West Division’s Retirement Practice Leader from 1997 to 2004. Mr. Wickes joined Watson Wyatt in 1996 as a senior consultant and consulting actuary. Prior to joining Watson Wyatt, he spent 18 years with Towers Perrin, where he assisted organizations with welfare, retirement, and executive benefit issues. Mr. Wickes is a Fellow of the Society of Actuaries and a member of the Conference of Consulting Actuaries, and has a B.S. in Mathematics and Economics, an M.S. in Mathematics and an M.S. in Economics, all from Brigham Young University.

Board of Directors

A list of the Board of Directors of the Company and their principal occupations is provided below:

John J. Haley	Brendan R. O’Neill	Wilhelm Zeller
Chief Executive Officer	Former CEO of Imperial Chemical Industries PLC	Former CEO of Hannover Re Group

Anna C. Catalano	Jaymin B. Patel
Former Group Vice President, Marketing for BP plc	Executive Chairman, Cloud Agronomics Inc.

Victor F. Ganzi	Linda D. Rabbitt
Non-Executive Chairman of Willis Towers Watson, Former President & CEO of The Hearst Corporation	Founder and Chairman of Rand Construction Corporation

Wendy E. Lane	Paul D. Thomas
Chairman of Lane Holdings, Inc.	Former CEO of Reynolds Packaging Group

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

Our future growth, profitability and cash flows largely depend upon our ability to successfully establish and execute our global business strategy. As discussed under Item 1, ‘Business - Business Strategy’, we seek to be an advisory, broking and solutions provider of choice through an integrated global platform. While we have confidence that our strategic plan reflects opportunities that are appropriate and achievable, there is a possibility that our strategy may not deliver projected long-term growth in revenue and profitability due to inadequate execution, incorrect assumptions, global or local economic conditions, competition, changes in the industries in which we operate, sub-optimal resource allocation or any of the other risks described in this ‘Risk Factors’ section. In addition, our strategy continues to evolve, and it is possible that we will be unable to successfully execute the associated strategy changes, due to factors discussed above or elsewhere in this ‘Risk Factors’ section. In pursuit of our growth strategy, we may also invest significant time and resources into new product or service offerings, and there is the possibility that these offerings may fail to yield sufficient return to cover their investment. The failure to continually develop and execute optimally on our global business strategy could have a material adverse effect on our business, financial condition and results of operations.

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

Our results of operations are affected directly by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets that they serve. For example, any changes in U.S. trade policy (including any increases in tariffs that result in a trade war), ongoing stock market volatility or an increase in, or unmet market expectations with respect to, interest rates could adversely affect the general economy. As a result, global financial markets may continue to experience disruptions, including increased volatility and reduced credit availability, which could substantially impact our results. Likewise, the coronavirus emanating from China could have a material adverse impact on global demand from our clients, in addition to the potential impact of pandemics on our own operations discussed elsewhere in this report. While it is difficult to predict the consequences of any deterioration in global economic conditions on our business, any significant reduction or delay by our clients in purchasing our services or insurance or making payment of premiums could have a material adverse impact on our financial condition and results of operations. In addition, the potential for a significant insurer to fail, be downgraded or withdraw from writing certain lines of insurance coverages that we offer our clients could negatively impact overall capacity in the industry, which could then reduce the placement of certain lines and types of insurance and reduce our revenue and profitability. The potential for an insurer to fail or be downgraded could also result in errors and omissions claims by clients.

In addition, the markets for our principal services are highly competitive. Our competitors include other insurance brokerage (including direct-to-consumer Medicare brokerage), human capital and risk management consulting and actuarial firms, and the human capital and risk management divisions of diversified professional services, insurance, brokerage and accounting firms and specialty, regional and local firms.

Competition for business is intense in all of our business lines and in every insurance market, and some competitors have greater market share in certain lines of business than we do. Some of our competitors have greater financial, technical and marketing resources than us, which could enhance their ability to finance acquisitions, fund internal growth and respond more quickly to professional and technological changes. New competitors, as well as increasing and evolving consolidation or alliances among existing competitors, have created and could continue to create additional competition and could significantly reduce our market share, resulting in a loss of business for us and a corresponding decline in revenue and profit margin. In order to respond to increased competition and pricing pressure, we may have to lower our prices, which would also have an adverse effect on our revenue and profit margin.

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

An example of a business that may be significantly impacted by changes in customer demand is our retirement consulting and actuarial business, which comprises a substantial portion of our revenue and profit. We provide clients with actuarial and consulting services relating to both defined benefit and defined contribution pension plans. Defined benefit pension plans generally require more actuarial services than defined contribution plans because defined benefit plans typically involve large asset pools, complex calculations to determine employer costs, funding requirements and sophisticated analysis to match liabilities and assets over long periods of time. If organizations shift to defined contribution plans more rapidly than we anticipate, or if we are unable to otherwise compensate for the decline in our business that results from employers moving away from defined benefit plans, our business, financial condition and results of operations could be materially adversely affected. Furthermore, large and complex consulting projects, often involving dedicated personnel, resources and expenses, comprise a significant portion of this business, which are based on our clients’ discretionary needs and may be reduced based on a decline in a client’s or an industry’s financial condition or prospects. We also face the risk that certain large and complex project contracts may be reduced or terminated based on dissatisfaction with service levels, which could result in reduced revenue, write-offs of assets associated with the project, and disputes over the contract, all of which may adversely impact our results and business.

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

We depend on information technology networks and systems to process, transmit and store electronic information and to communicate among our locations around the world and with our alliance partners, insurance carriers/markets and clients. Additionally, one of our significant responsibilities is to maintain the security and privacy of our clients’ confidential and proprietary information and the personal data of their customers and/or employees. Our information systems, and those of our third-party service providers and vendors, are vulnerable to an increasing threat of continually evolving cybersecurity risks. We are the target of computer viruses, hackers, distributed denial of service attacks, malware infections, ransomware attacks, phishing and spear-phishing campaigns and other external hazards, as well as improper or inadvertent staff behavior which, could expose confidential company and personal data systems and information to security breaches.

Many of the software applications that we use in our business are licensed from, and supported, upgraded and maintained by, third-party vendors. Our third-party applications include enterprise cloud storage and cloud computing application services provided and maintained by third-party vendors. These third-party applications store confidential and proprietary data of the Company, our employees and our clients. We have processes designed to require third-party IT outsourcing, offsite storage and other vendors to agree to maintain certain standards with respect to the storage, protection and transfer of confidential, personal and proprietary information. However, we remain at risk of compromising this data, including as a result of a data breach due to the intentional or unintentional non-compliance by a vendor’s employee or agent, the breakdown of a vendor’s data protection processes, or a cyber-attack on a vendor’s information systems. Further, the risk and potential impact of a data breach of our third-party vendors’ systems increase as we move more of our data and our clients’ data into our vendors’ cloud storage, we engage in IT outsourcing or we consolidate the group of third-party vendors that provide cloud storage or other IT services for the Company.

We and our vendors regularly experience cybersecurity incidents, including successful attacks from time to time, and we expect that to continue going forward. Cybersecurity incidents also include those resulting from human error or malfeasance, implantation of malware and viruses, phishing and spear-phishing attacks, unauthorized access to our information technology networks and systems, and unauthorized access to data or individual account funds through fraud or other means of deceiving our colleagues, third-party service providers and vendors. We have experienced successful attacks, by various types of hacking groups, in which personal and commercially sensitive information, belonging to us or our clients, has been compromised. However, none of these cybersecurity incidents or attacks to our knowledge have been material to our business or financial results. We cannot assure that such cybersecurity incidents or attacks will not be material in the future. When required by law, we have notified individuals and relevant regulatory authorities (such as state attorney generals, state insurance regulators, the U.S. Department of Health and Human Services, and the U.K.’s Information Commissioner’s Office) of such cybersecurity incidents or attacks.

Over time, the frequency, severity and sophistication of the attacks against us have increased. We maintain policies, procedures and technological safeguards (such as, where in place, multifactor authentication and encryption of data in transit and at rest) designed to protect the security and privacy of this information. However, such safeguards are time-consuming and expensive to deploy broadly and are not necessarily always in place or effective, and we cannot entirely eliminate the risk of data security breaches, improper access to, takeover of or disclosure of confidential company or personally identifiable information. We may not be able to detect and assess such issues, or implement appropriate remediation, in a timely manner. We are engaged in an ongoing effort to enhance our protections against attack; this effort will require significant expenditures and may not be successful. Our technology may fail to adequately secure the private information we hold and protect it from theft, computer viruses, hackers or inadvertent loss.

If any person, including any of our colleagues, intentionally or unintentionally fails to comply with, disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, fines, regulatory enforcement or criminal prosecution. Unauthorized disclosure of sensitive or confidential client, supplier or employee data, whether through systems failure, accident, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems or those we develop for our clients, whether by our colleagues or third parties, could result in significant additional expenses (including expenses relating to incident response and investigation, remediation work, notification of data security breaches and costs of credit monitoring services), negative publicity, legal liability and damage to our reputation, as well as require substantial resources and effort of management, thereby diverting management’s focus and resources from business operations.

The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are also constantly changing and evolving; continue to become more sophisticated and complex; and may be difficult to anticipate or detect. For example, the Cyber Division of the U.S. Federal Bureau of Investigation (‘FBI’) has noted that cyber criminals have targeted, and may increasingly target, assets held in Health Savings Accounts and Reimbursement Accounts to fraudulently acquire the assets held in those accounts. Assets held in Health Savings Accounts are expected to grow substantially over the next few years. We have experienced incidents in which unauthorized actors compromised personal information, including through the use of unlawfully obtained demographic information. These incidents have not had a material impact on our business or operations thus far but, given the Company’s move toward managing more of these assets ourselves as a non-bank custodian, our reputation could be harmed and our business and results of operations could be materially adversely affected if we were the target of such fraud in the future.

We have implemented and regularly review and update processes and procedures to protect against fraud or unauthorized access to or use of secured data and to prevent data loss. The ever-evolving threats mean that we and our third-party service providers and vendors must continually evaluate, adapt, enhance and otherwise improve our respective systems and processes, especially as we grow our mobile, cloud and other internet-based services.  There is no guarantee that such efforts will be adequate to safeguard against all fraud, data security breaches, unauthorized access, operational impacts or misuses of data. For example, our policies, employee training (including phishing prevention training), procedures and technical safeguards may be insufficient to prevent or detect improper access to confidential, personal or proprietary information by employees, vendors or other third parties with otherwise legitimate access to our systems. In addition, we may not be able to implement such efforts as quickly as desired if, for example, greater resources are required than originally expected or resources and management’s focus are insufficient. Any future significant compromise or breach of our data security or fraud, whether external or internal, or misuse of client, colleague, supplier or company data, could result in additional significant costs, lost revenue opportunities, fines, lawsuits, and damage to our reputation with our clients and in the broader market.

We could be subject to claims and lawsuits arising from our work, which could materially adversely affect our reputation, business and financial condition.

We depend in large part on our relationships with clients and our reputation for high-quality services to secure future engagements. Clients that become dissatisfied with our services may terminate their business relationships with us, and clients and third parties that claim they suffered damages caused by our services may bring lawsuits against us. We are subject to various actual and potential claims, lawsuits, investigations and other proceedings relating principally to alleged errors and omissions in connection with the provision of our services or the placement of insurance and reinsurance in the ordinary course of business. We are also subject to actual and potential claims, lawsuits, investigations and proceedings outside of errors and omissions claims. See Note 15 - Commitments and Contingencies in Item 8 in this Annual Report on Form 10-K for examples of claims to which we are subject.

Because we often assist our clients with matters involving substantial amounts of money and complex regulatory requirements, including actuarial services, asset management, technology solutions development and implementation and the placement of insurance coverage and the handling of related claims, errors and omissions claims against us may arise that allege our potential liability for all or part of the substantial amounts in question. The nature of our work, particularly our actuarial services, necessarily involves the use of assumptions and the preparation of estimates relating to future and contingent events, the actual outcome of which we cannot know in advance. Our actuarial and brokerage services also rely on substantial amounts of data provided by clients, the accuracy and quality of which we may not be able to ensure. In addition, we could make computational, software programming or data management errors in connection with the services we provide to clients.

Clients may seek to hold us responsible for alleged errors or omissions relating to any of the brokerage advice and services we provide, including when claims they submit to their insurance carriers are disputed or denied. Given that many of our clients have very high insurance policy limits to cover their risks, alleged errors and omissions claims against us arising from disputed or denied claims are often significant. Moreover, in certain circumstances, our brokerage, investment and certain other types of business may not limit the maximum liability to which we may be exposed for claims involving alleged errors or omissions; and as such, we do not have limited liability for the work we provide to the associated clients.

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

We also continue to create new products and services (including increasingly complex technology solutions) and to grow the business of providing products and services to institutional investors, financial services companies and other clients. The risk of claims from these lines of business and related products and services may be greater than from our core products or services, and such claims may be for significant amounts as we take on increasingly complicated projects, including those with complex regulatory requirements.

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

Examples of these inquiries or investigations are set forth in more detail in Note 15 — Commitments and Contingencies in Item 8 in this Annual Report on Form 10-K. These include various ongoing civil investigation proceedings in respect of alleged exchanges of commercially sensitive information among competitors in aviation and aerospace insurance and reinsurance broking.

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

Our growth depends in part on our ability to make acquisitions. We may not be successful in identifying appropriate acquisition candidates or consummating acquisitions on terms acceptable or favorable to us. We also face additional risks related to acquisitions, including that we could overpay for acquired businesses and that any acquired business could significantly underperform relative to our expectations. In addition, we may not repurchase as many of our outstanding shares as anticipated due to our acquisition activity or investment opportunities, as well as other market or business conditions. If we are unable to identify and successfully make, integrate and manage acquisitions, our business could be materially adversely affected. In addition, we face risks related to divesting businesses, including that we may not receive adequate consideration in return for the divested business, we may continue to be subject to the liabilities of the divested business after its divestiture (including with respect to work we might have performed on behalf of the divested business), and we may not be able to reduce overhead or redeploy assets or retain colleagues after the divestiture closes. For example, we recently announced that we are exploring strategic alternatives with respect to Miller, and we may face these types of risks if we were to pursue a transaction.

In addition, we cannot be certain that our acquisitions will be accretive to earnings or that our acquisitions or divestitures will otherwise meet our operational or strategic expectations. Acquisitions involve special risks, including the potential assumption of unanticipated liabilities and contingencies and difficulties in integrating acquired businesses, and acquired businesses may not achieve the levels of revenue, profit or productivity we anticipate or otherwise perform as we expect. In addition, if the operating performance of an acquired business deteriorates significantly, we may need to write down the value of the goodwill and other acquisition-related intangible assets recorded on our consolidated balance sheet.

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

Certain recently-completed or pending acquisitions, including the acquisition on July 30, 2019 of TRANZACT, a U.S.-based direct-to-consumer health care organization that links individuals to U.S. insurance carriers, and the pending acquisition of Unity Group, an insurance broking business with operations in six Central American countries, entail important incremental risks in addition to those described above. With respect to our TRANZACT business, we may be unable to successfully integrate direct-to-consumer sales and marketing solutions with our existing offerings at the times and to the extent anticipated. With respect to both transactions, we face the risk related to the potential impacts of the transaction and integration on relationships, including with employees, correspondents, suppliers, clients and competitors, as well as the risk related to contingent liabilities (including litigation) potentially creating material liabilities for the Company. With respect to the Unity Group, we face the risk that we are unable to obtain requisite regulatory approvals or the satisfaction of other conditions to the consummation of the transaction on the proposed terms and schedule, if at all.  The following risks, in addition to those described above, may also adversely affect our ability to successfully implement and integrate these acquisitions: material changes in U.S. and foreign jurisdiction regulations (including those related to the healthcare system and Medicare and insurance brokerage services); changes in general economic, business and political conditions in relevant markets, including changes in the financial markets; significant competition in the marketplace; and compliance with extensive and evolving government regulations in the U.S. and in foreign jurisdictions.

If acquisitions are not successfully integrated and the intended benefits of the acquisitions are not achieved, our business, financial condition and results of operations could be materially adversely affected, as well as our professional reputation. We also own an interest in a number of associates and companies where we do not exercise management control and we are therefore limited in our ability to direct or manage the business to realize the anticipated benefits that we could achieve if we had full ownership.

Our inability to comply with complex and evolving laws and regulations related to data privacy and cyber security could result in material financial loss, regulatory actions, reputational harm or legal liability.

We are subject to numerous U.S. and foreign jurisdiction laws and regulations designed to protect personally identifiable information of client and company constituents, colleague, supplier and company data, such as the E.U. General Data Protection Regulation (‘GDPR’), regulations from other countries that prohibit the transmission of data outside of such country’s borders and various U.S. federal and state laws governing the protection of health, financial or other individually identifiable information. GDPR, which became effective in May 2018, significantly increased our responsibilities when handling personal data including, without limitation, requiring us to conduct privacy impact assessments, restricting the transmission of data and requiring public disclosure of significant data breaches. Violations of GDPR may result in possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher). Laws and regulations in this area are evolving and generally becoming more stringent. For example, the New York State Department of Financial Services has issued cybersecurity regulations that outline a variety of required security measures for protection of data. Other U.S. states, including California, have also recently enacted laws requiring certain data security and privacy measures of regulated entities that are broadly similar to GDPR’s requirements, and we expect that other states may follow with their own data privacy and data security laws as well. In the U.S., HIPAA has been in place for many years and was amended in 2009 to become more stringent. The Office for Civil Rights within the Department of Health and Human Services actively enforces those laws and regulations. Further, a U.K. exit from the E.U. will increase uncertainty regarding applicable laws and regulations pending more clarity on the terms of that exit.

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

Our ability to successfully manage ongoing organizational changes could impact our business results, where the level of costs and/or disruption may be significant and change over time and the benefits may be less than we originally expect.

We have in the past few years undergone several significant business and organizational changes, including the Merger, the Gras Savoye acquisition and multi-year operational improvement programs, among others. There are also a number of other initiatives planned or ongoing to transform and update our systems and processes and gain efficiencies. In addition, our strategy continues to evolve, and such evolution may result in further organizational changes as we may decide, based on our perceived business needs, to make investments that may be greater than we currently anticipate. In connection with all these changes, we may manage a number of large-scale and complex projects. Such projects may include multiple and connected phases, many of which may be dependent on factors that are outside of our control. While we plan to undertake these types of large, complex projects based on our determination that each is necessary or desirable for the execution of the Company’s business strategy, we cannot guarantee that the collective effect of all of these projects will not adversely impact our business or results of operations or that the benefits will be as we originally expect. Effectively managing these organizational changes (including ensuring that they are implemented on schedule, within budget and without interruption to the existing business or that transitions to new systems do not create significant control vulnerabilities during the period of transition) is critical to retaining talent, servicing clients and our business success overall. Many of the risks described herein increase during periods of significant organizational change. The failure to effectively manage such risks could adversely impact our resources or business or financial results.

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

Our business depends significantly on effective information systems. Our capacity to service our clients relies on effective storage, retrieval, processing and management of information. Our information systems also rely on the commitment of significant financial and other resources to maintain and enhance existing systems, develop and create new systems and products in order to keep pace with continuing changes in information processing technology or evolving industry and regulatory standards and to be at the forefront of a range of technology options relevant to our business.

In addition, many of the software applications, including enterprise cloud storage and cloud computing application services, that we use in our business are licensed from, and supported, upgraded and maintained by, third-party vendors. We are significantly increasing our use of such cloud services and expect this to continue over time. These third-party applications store confidential and proprietary data of both the Company and our clients. A suspension or termination of certain of these licenses or the related support, upgrades and maintenance could cause temporary system delays or interruptions that could adversely impact our business.

If the data we rely on to run our business were found to be inaccurate or unreliable or if we fail to maintain effective and efficient systems (including through a telecommunications failure, failure to replace or update redundant or obsolete computer hardware, applications or software systems, or the loss of skilled people with the knowledge needed to operate older systems, or if we experience cost overruns, delays, or other disruptions), this could result in material financial loss, regulatory action, reputational harm or legal liability.

The United Kingdom’s exit from the European Union on January 31, 2020, and the risk that other countries may follow, could adversely affect us.

In 2019, approximately 21% of our revenue was generated in the U.K., although only about 12% of revenue was denominated in Pounds sterling as much of the insurance business is transacted in U.S. dollars. Approximately 20% of our expenses were denominated in Pounds sterling. It remains difficult to predict with any level of certainty the impact that Brexit will have on the economy; economic, regulatory and political stability; and market conditions in Europe, including in the U.K., or on the Pound sterling, Euro or other European currencies, but any such impacts and others we cannot currently anticipate could materially adversely affect us and our operations. Among other things, we could experience: lower growth in the region due to indecision by businesses holding off on generating new projects or due to adverse market conditions; and reduced reported revenue and earnings because foreign currencies may translate into fewer U.S. dollars due to the fact that we translate revenue denominated in non-U.S. currencies, such as Pounds sterling, into U.S. dollars for our financial statements. In addition, there can be no assurance that our hedging strategies will be effective.

The British government and the E.U. continue to negotiate the terms of the U.K.'s future relationship with the E.U. While many separation issues have been resolved, significant uncertainty remains. It is also possible that the U.K. exits the E.U. in a potentially disruptive manner, with no agreed-upon future relationship. The Company is heavily invested in the U.K. through our businesses and activities. If Brexit negatively impacts the U.K., then it could have a material adverse impact on us. In addition, Brexit may result in greater restrictions on business conducted between the U.K. and E.U. countries and increased regulatory complexities. There is also uncertainty as to how the U.K.'s access to the E.U. Single Market and the wider trading, legal, regulatory, tax, social and labor environments, especially in the U.K. and E.U., will be impacted, including the resulting impacts on our business and that of our clients. Any such changes may adversely affect our operations and financial results. For example, any changes to the passporting or other regulations relating to doing business in various E.U. countries by relying on a regulatory permission in the U.K. (or doing business in the U.K. by relying on a regulatory permission in an E.U. country) could increase our costs of doing business, or our ability to do so. At this point, we do not expect the current passporting regime to continue beyond the current transition period or any extension to its current expiration on December 31, 2020. Any such change, or other change in regulations could increase our costs of doing business, or in some cases, affect our ability to do business, and adversely impact our operations and financial results.

The risk remains that the U.K. will not have agreed to a comprehensive trade agreement with the E.U. or other countries by the time the transition period expires or that any such trade agreement makes no, or inadequate, provision for passporting or other matters relevant to our business operations. We are currently in the process of establishing appropriate arrangements for the continued servicing of client business in the countries expected to be most affected. These arrangements include the transaction of certain businesses and/or the movement of certain businesses outside of the U.K. However, various significant risks remain, including the following, among others:

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
•

the risk that the U.K. will have in place no, or a limited number of, trade agreements with the E.U., its member states and/or any non-E.U. states leading to potentially adverse trading conditions with other territories; and

•

the risk that the way in which the U.K. exits the E.U. is altered from current expectations, resulting in the need to quickly and materially change our plans, and the risks described above with respect to any associated changes in such plans.

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

We could suffer significant financial or reputational harm if we fail to properly identify and manage potential conflicts of interest. Conflicts of interest exist or could exist any time the Company or any of its employees have or may have an interest in a transaction or engagement that is inconsistent with our clients’ interests. This could occur, for example, when the Company is providing services to multiple parties in connection with a transaction. In addition, as we provide more solutions-based services, there is greater potential for conflicts with advisory services. Managing conflicts of interest is an important issue for the Company, but can be a challenge for a large and complex company such as ours. Due to the broad scope of our businesses and our client base, we regularly address potential conflicts of interest, including, without limitation, situations where our services to a particular client or our own investments or other interests conflict, or are perceived to conflict, with the interests of another client. If these are not carefully managed, this could then lead to failure or perceived failure to protect the client’s interests, with attendant regulatory and reputational risks that could materially adversely affect us and our operations. There is no guarantee that all potential conflicts of interest will be identified, and undetected conflicts may result in damage to our professional reputation and result in legal liability which may have a material adverse effect on our business. Identifying conflicts of interest may also prove particularly difficult as we continue to bring systems and information together and integrate newly acquired businesses. In addition, we may not be able to adequately address such conflicts of interest.

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

Maintaining a positive reputation is critical to our ability to attract and maintain relationships with clients and colleagues. Damage to our reputation could therefore cause significant harm to our business and prospects. Harm to our reputation can arise from numerous sources, including among others, employee misconduct, litigation or regulatory action, failure to deliver minimum standards of service and quality, compliance failures, allegations of conflicts of interest and unethical behavior. Such harm could also arise from negative public opinion or political conditions arising from our association with third parties in any number of activities or circumstances. Negative perceptions or publicity, whether or not true, may result in harm to our prospects. In addition, the failure to deliver satisfactory service and quality performance, on time and within budget, in one line of business could cause clients to terminate the services we provide to those clients in many other lines of business. This risk has increased as the Company has become larger and more complex and as we take on increasingly complicated projects for our clients (such as complex outsourcing engagements and technology solutions development/implementation projects that require a significant amount of dedicated personnel resources and expenses).

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

Our success depends on our ability to attract, retain and motivate qualified personnel, including key managers and colleagues. In addition, our success largely depends upon our colleagues’ abilities to generate business and provide quality services. In particular, our colleagues’ business relationships with our clients are a critical element of obtaining and maintaining client engagements. Labor markets have continued to tighten globally, and we have experienced intense competition and increased costs for certain types of colleagues, especially as new entrants, in insurance and reinsurance businesses (among others), expend significant resources in hiring. Also, in the past, we have lost colleagues who manage substantial client relationships or possess substantial experience or expertise; if we lose additional colleagues such as those, it could result in such colleagues competing against us. The failure to successfully attract and retain qualified personnel could materially adversely affect our ability to secure and complete engagements or could disrupt our business, which would materially adversely affect our results of operations and prospects.

In conducting our businesses around the world, we are subject to political, economic, legal, regulatory, cultural, market, operational and other risks that are inherent in operating in many countries.

In conducting our businesses and maintaining and supporting our global operations, we are subject to political, economic, legal, regulatory, market, operational and other risks. Our businesses and operations continue to expand into new regions throughout the world, including emerging markets. The possible effects of political, economic and financial disruptions throughout the world could have an adverse impact on our businesses and financial results. These risks include:

•	the general economic and political conditions in foreign countries (including political and social unrest in certain regions);
•	the imposition of controls or limitations on the conversion of foreign currencies or remittance of dividends and other payments by foreign subsidiaries;
•	the imposition of sanctions by both the U.S. and foreign governments;
•	the imposition of withholding and other taxes on remittances and other payments from subsidiaries;
•	the imposition or increase of investment and other restrictions by foreign governments;
•	fluctuations in currency exchange rates or our tax rates;
•	difficulties in controlling operations and monitoring employees in geographically dispersed and culturally diverse locations; and
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

As described above, our businesses are subject to the risk of sanctions imposed by the U.S., the E.U. and other governments. In 2019, there was an increase in U.S. designations in locations such as China, Russia and Venezuela. In recent years, there has also been an increased risk of counter-sanctions in some locations, such as Russia. Nevertheless, it is not yet clear whether and how these sanctions or potential sanctions may impact our business. As a result, we cannot predict the impacts of any changes in the U.S., E.U., U.K. or other sanctions, and whether such changes could have a material adverse impact on our operations or financial results.

Our business will be negatively affected if we are not able to anticipate and keep pace with rapid changes in government laws or regulations, or if government laws or regulations decrease the need for our services or increase our costs.

A material portion of our revenue is affected by statutory or regulatory changes. An example of a statutory or regulatory change that could materially impact us is any change to the U.S. Patient Protection and Affordable Care Act (‘PPACA’), and the Healthcare and Education Reconciliation Act of 2010, (‘HCERA’), which we refer to collectively as ‘Healthcare Reform’. While the U.S. Congress has not passed legislation replacing or fundamentally amending Healthcare Reform (other than changes to the individual mandate), such legislation, or another version of Healthcare Reform, could be implemented in the future. In addition, some of U.S. political candidates and representatives have expressed a desire to amend all or a portion of Healthcare Reform or otherwise establish alternatives to employer-sponsored health insurance or replace it with government-sponsored health insurance, often referred to as ‘Medicare for All’. Furthermore, various aspects of Healthcare Reform have been challenged in the judicial system with some success. The status of some of those challenges are in flux, but could materially change U.S. healthcare. If we are unable to adapt our services to potential new laws and regulations, or judicial modifications, with respect to Healthcare Reform or otherwise, our ability to provide effective services in these areas may be substantially impacted. In addition, more restrictive rules or interpretations of the Centers for Medicare and Medicaid Services marketing rules, or judicial decisions that restrict or otherwise change existing provisions of U.S. healthcare regulation, could have a material adverse impact on our Benefits Delivery and Administration business, including our newly acquired TRANZACT business, which focuses on direct-to-consumer Medicare policy sales. As we implement and expand our direct-to-consumer sales and marketing solutions through our Benefits Delivery and Administration business, we are subject to various federal and state laws and regulations that prescribe when and how we may market to consumers (including, without limitation, the Telephone Consumer Protection Act and other telemarketing laws and the Medicare Communications and Marketing Guidelines issued by the Center for Medicare Services of the U.S. Department of Health and Human Service). Changes to these laws could negatively affect our ability to market directly to consumers or increase our costs or liabilities.

Many other areas in which we provide services are the subject of government regulation, which is constantly evolving. For example, our activities in connection with insurance brokerage services are subject to regulation and supervision by national, state or other authorities. Insurance laws in the markets in which we operate are often complex and generally grant broad discretion to supervisory authorities in adopting regulations and supervising regulated activities. That supervision generally includes the licensing of insurance brokers and agents and the regulation of the handling and investment of client funds held in a fiduciary capacity. Our continuing ability to provide insurance brokerage in the markets in which we currently operate is dependent upon our compliance with the rules and regulations promulgated from time to time by the regulatory authorities in each of these locations.

Changes in government and accounting regulations in the U.S. and the U.K., two of our principal geographic markets, affecting the value, use or delivery of benefits and human capital programs, may materially adversely affect the demand for, or the profitability of, our various services. In addition, we have significant operations throughout the world, which further subject us to applicable laws and regulations of countries outside the U.S. and the U.K. Changes in legislation or regulations and actions by regulators in particular countries, including changes in administration and enforcement policies, could require operational improvements or modifications, which may result in higher costs or hinder our ability to operate our business in those countries.

Our compliance systems and controls cannot guarantee that we comply with all applicable federal and state or foreign laws and regulations, and actions by regulatory authorities or changes in applicable laws and regulations in the jurisdictions in which we operate could have an adverse effect on our business.

Our activities are subject to extensive regulation under the laws of the U.S., the U.K., the E.U. and its member states, and the other jurisdictions around the world in which we operate. In addition, we own an interest in a number of associates and companies where we do not exercise management control. Over the last few years, regulators across the world are increasingly seeking to regulate brokers who operate in their jurisdictions. The foreign and U.S. laws and regulations applicable to our operations are complex, continually evolving and may increase the costs of regulatory compliance, limit or restrict the products or services we sell or subject our business to the possibility of regulatory actions or proceedings. These laws and regulations include insurance and financial industry regulations, antitrust and competition laws, economic and trade sanctions laws relating to countries in which certain subsidiaries do business or may do business (‘Sanctioned Jurisdictions’) such as Crimea, Cuba, Iran, Russia, Sudan, Syria and Venezuela, anti-corruption laws such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act 2010 and similar local laws prohibiting corrupt payments to governmental officials and the Foreign Account Tax Compliance provisions of the Hiring Incentives to Restore Employment Act in the U.S., as well as laws and regulations related to data privacy, cyber security and telemarketing. Because of changes in regulation and company practice, our non-U.S. subsidiaries are providing more services with connections to various countries, including some Sanctioned Jurisdictions, that our U.S. subsidiaries are unable to perform.

In most jurisdictions, governmental and regulatory authorities have the ability to interpret and amend these laws and regulations and impose penalties for non-compliance, including sanctions, civil remedies, monetary fines, injunctions, revocation of licenses or approvals, suspension of individuals, limitations on business activities or redress to clients. While we believe that we have substantially increased our focus on the geographic breadth of regulations to which we are subject, maintain good relationships with our key regulators and our current systems and controls are adequate, we cannot assure that such systems and controls will prevent any violations of any applicable laws and regulations. While we strive to remain fully-compliant with all applicable laws and regulations, we cannot guarantee that we will fully comply at all times with all laws and regulations, especially in countries with developing or evolving legal systems or with evolving or extra-territorial regulations. In particular, given the challenges of integrating operations, many of which are decentralized, we cannot assure that acquired or decentralized entities’ business systems and controls have prevented or will prevent any and all violations of applicable laws or regulations.

Our business performance and growth plans could be negatively affected if we are not able to effectively apply technology, data and analytics to drive value for our clients through technology-based solutions or gain internal efficiencies through the effective application of technology, analytics and related tools.

Our success depends, in part, on our ability to develop and implement technology, data and analytic solutions that anticipate, lead or keep pace with rapid and continuing changes in technology both for internal operations and for maintaining industry standards and meeting client preferences. We may not be successful in anticipating or responding to these developments in a timely and cost-effective manner or in attracting and maintaining personnel with the necessary skills in this area. Additionally, our ideas may not lead to the desired internal efficiencies or be accepted in the marketplace. In addition, we may not be able to implement technology-based solutions as quickly as desired if, for example, greater resources are required than originally expected or resources are otherwise needed elsewhere. The effort to gain technological and data expertise and develop new technologies or analytic techniques in our business requires us to incur significant cost and attract qualified technical talent who are in high demand. Our competitors are seeking to develop competing or new technologies, and their success in this space may impact our ability to differentiate our services to our clients through the use of unique technological solutions. In certain cases, we may decide, based on perceived business needs, to make investments that may be greater than we currently anticipate. If we cannot offer new technologies or data and analytic services or solutions as quickly or effectively as our competitors, or if our competitors develop more cost-effective technologies or analytic tools, it could have a material adverse effect on our ability to obtain and complete client engagements.

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

The current administration, and certain key members of Congress, have expressed a desire to replace or amend all or a portion of Healthcare Reform. In addition, various aspects of Healthcare Reform have been challenged in the judicial system with some success. Any partial or complete repeal or amendment, judicial modifications or implementation difficulties, or uncertainty regarding such events, could increase our costs of compliance, prevent or delay future adoption or revisions to our exchange platform, and adversely impact our results of operations and financial condition. In addition, some U.S. political candidates and representatives have otherwise expressed a desire to establish alternatives to employer-sponsored health insurance or replace it with government-sponsored health insurance, often referred to as ‘Medicare for All’. Given the uncertainties relating to the potential repeal and replacement of Healthcare Reform or other alternative proposals related to health insurance plans, the impact is difficult to determine, but it could have material negative effects on us, including:

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

Any of these effects could materially harm our business and results of operations. For example, the manner in which the Federal government and the states implement health insurance exchanges and the process for receiving subsidies and cost-sharing credits could substantially increase our competition and member turnover and substantially reduce the number of individuals who purchase insurance through us. Various aspects of Healthcare Reform could cause insurance carriers to limit the types of health insurance plans we are able to sell and the geographies in which we are able to sell them. In addition, the U.S. Congress may seek to find spending cuts, and such cuts may include Medicare. If cuts are made to Medicare, there may be substantial changes in the types of health insurance plans we are able to sell, especially through our recently-acquired TRANZACT business, which focuses on direct-to-consumer Medicare policy sales. Changes in the law could also cause insurance carriers to exit the business of selling insurance plans in a particular jurisdiction, to eliminate certain categories of products or to attempt to move members into new plans for which we receive lower commissions. If insurance carriers decide to limit our ability to sell their plans or determine not to sell individual health insurance plans altogether, our business, results of operations and financial condition would be materially harmed.

Limited protection of our intellectual property could harm our business and our ability to compete effectively, and we face the risk that our services or products may infringe upon the intellectual property rights of others.

We cannot guarantee that trade secret, trademark and copyright law protections are adequate to deter misappropriation of our intellectual property (including our software, which may become an increasingly important part of our business). Existing laws of some countries in which we provide services or products may offer only limited protection of our intellectual property rights. Also, we may be unable to detect the unauthorized use of our intellectual property and take the necessary steps to enforce our rights, which may have a material adverse impact on our business, financial condition or results of operations. We cannot be sure that our services and products, or the products of others that we offer to our clients, do not infringe on the intellectual property rights of third parties, and we may have infringement claims asserted against us or our clients. These claims may harm our reputation, result in financial liability, consume financial resources to pursue or defend, and prevent us from offering some services or products. In addition, these claims, whether with or without merit, could be expensive, take significant time and divert management’s focus and resources from business operations. Successful challenges against us could require us to modify or discontinue our use of technology or business processes where such use is found to infringe or violate the rights of others, or require us to purchase licenses from third parties, any of which could adversely affect our business, financial condition and operating results.

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

Willis Towers Watson had total consolidated debt outstanding of approximately $5.6 billion as of December 31, 2019, and our interest expense was $234 million for the year ended December 31, 2019.

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

A failure to comply with the restrictions under our credit facilities and outstanding notes could result in a default or a cross-default under the financing obligations or could require us to obtain waivers from our lenders for failure to comply with these restrictions. The occurrence of a default that is not cured, or the inability to secure a necessary consent or waiver, could cause our obligations with respect to our debt to be accelerated and have a material adverse effect on our business, financial condition or results of operations.

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

A downgrade in our corporate credit rating or the credit ratings of our debt would increase our borrowing costs including those under our credit facilities and reduce our financial flexibility. If we need to raise capital in the future, any credit rating downgrade could negatively affect our financing costs or access to financing sources.

In addition, under the indenture for our 3.600% senior notes due 2024, our 4.625% senior notes due 2023, our 6.125% senior notes due 2043, our 3.500% senior notes due 2021, our 4.400% senior notes due 2026, our 2.125% senior notes due 2022, our 4.500% senior notes due 2028, our 5.050% senior notes due 2048, our 2.950% senior notes due 2029, and our 3.875% senior notes due 2049, if we experience a ratings decline together with a change of control event, we would be required to offer to purchase these notes from holders unless we had previously redeemed those notes. We may not have sufficient funds available or access to funding to repurchase tendered notes in that event, which could result in a default under the notes. Any future debt that we incur may contain covenants regarding repurchases in the event of a change of control triggering event.

If a U.S. person is treated as owning at least 10% of our shares, such a holder may be subject to adverse U.S. federal income tax consequences.

As a result of U.S. Tax Reform, many of our non-U.S. subsidiaries are now classified as ‘controlled foreign corporations’ (‘CFCs’) for U.S. federal income tax purposes due to the expanded application of certain ownership attribution rules within a multinational corporate group. If a U.S. person is treated as owning (directly, indirectly or constructively) at least 10% of the value or voting power of our shares, such a person may be treated as a U.S. shareholder with respect to one or more of our CFC subsidiaries. In addition, if our shares are treated as owned more than 50% by U.S. shareholders, we would be treated as a CFC. A U.S. shareholder of a CFC may be required to annually report and include in its U.S. taxable income, as ordinary income, its pro-rata share of Subpart F income, global intangible low-taxed income, and investments in U.S. property by CFCs, whether or not we make any distributions to such U.S. shareholder. An individual U.S. shareholder generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a corporate U.S. shareholder with respect to a CFC. A failure by a U.S. shareholder to comply with its reporting obligations may subject the U.S. shareholder to significant monetary penalties and may extend the statute of limitations with respect to the U.S. shareholder’s U.S. federal income tax return for the year for which such reporting was due. We cannot provide any assurances that we will assist investors in determining whether we or any of our non-U.S. subsidiaries are CFCs or whether any investor is a U.S. shareholder with respect to any such CFCs. We also cannot guarantee that we will furnish to U.S. shareholders any or all of the information that may be necessary for them to comply with the aforementioned obligations. U.S. investors should consult their own advisors regarding the potential application of these rules to their investments in us.

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

On December 22, 2017, the U.S. government enacted comprehensive tax reform legislation commonly referred to as the Tax Cuts and Jobs Act (the ‘U.S. Tax Reform’), which generally became effective on January 1, 2018. The U.S. Tax Reform included numerous changes to existing tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%. Among other things, U.S. Tax Reform could cause us to lose the benefit of certain tax credits and deductions, limit our ability to deduct interest incurred in the U.S. and potentially increase our income taxes due to the base erosion and anti-abuse tax. The U.S. Treasury Department has issued a number of proposed regulations clarifying some of the provisions of the U.S. Tax Reform, many of which are still ongoing. We will continue to evaluate the overall impact of U.S. Tax Reform and related regulations on our operations and tax position over the next twelve months. Our expectations of the impact of U.S. Tax Reform are also subject to change, possibly materially, due to, among other things, changes in interpretation or assumptions, and/or updated regulatory guidance. The U.S. Tax Reform could have a material adverse effect on our financial results.

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

In addition, the U.S. Congress, the Organisation for Economic Co-operation and Development (‘OECD’), the World Trade Organization and other government agencies in non-U.S. jurisdictions where we and our affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. One example is in the area of base erosion and profit shifting, where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. In October 2015, the OECD released final reports addressing fifteen specific actions as part of a comprehensive plan to create an agreed set of international rules for fighting base erosion and profit shifting. Although the timing and methods of implementation vary, several jurisdictions have enacted legislation that is aligned with, and in some cases exceeds the scope of, the OECD’s recommendations. As a result, the tax laws in the U.S., Ireland, and other countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely affect us and our affiliates.

Our significant non-U.S. operations, particularly our London market operations, expose us to exchange rate fluctuations and various other risks that could impact our business.

A significant portion of our operations is conducted outside of the U.S. Accordingly, we are subject to legal, economic and market risks associated with operating in foreign countries, including devaluations and fluctuations in currency exchange rates; imposition of limitations on conversion of foreign currencies into Pounds sterling or U.S. dollars or remittance of dividends and other payments by foreign subsidiaries; hyperinflation in certain foreign countries; imposition or increase of investment and other restrictions by foreign governments; and the requirement of complying with a wide variety of foreign laws. Additionally and as noted above, the unknown impacts of Brexit may expose us to additional exchange rate fluctuations in the Pounds sterling.

We report our operating results and financial condition in U.S. dollars. Our U.S. operations earn revenue and incur expenses primarily in U.S. dollars. In our London market operations however, we earn revenue in a number of different currencies, but expenses are almost entirely incurred in Pounds sterling. Outside of the U.S. and our London market operations, we predominantly generate revenue and expenses in local currencies.

Because of devaluations and fluctuations in currency exchange rates or the imposition of limitations on conversion of foreign currencies into U.S. dollars, we are subject to currency translation exposure on the profits of our operations, in addition to economic exposure. Furthermore, the mismatch between Pounds sterling revenue and expenses, together with any net Pounds sterling balance sheet position we hold in our U.S. dollar-denominated London market operations, creates an exchange exposure. While we do utilize hedging strategies to attempt to reduce the impact of foreign currency fluctuations, there can be no assurance that our hedging strategies will be effective.

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

In addition, we have a substantial amount of goodwill on our consolidated balance sheet as a result of acquisitions we have completed, and we significantly increased goodwill as a result of the Merger. We review goodwill for impairment annually or whenever events or circumstances indicate impairment may have occurred. Application of the impairment test requires judgment, including the identification of reporting units, assignment of assets, liabilities and goodwill to reporting units and the determination of the fair value of each reporting unit. A significant deterioration in a key estimate or assumption or a less significant deterioration to a combination of assumptions, or the sale of a part of a reporting unit, could result in an impairment charge in the future, which could have a significant adverse impact on our reported earnings.

Our quarterly revenue and cash flow could fluctuate, including as a result of factors outside of our control, while our expenses may remain relatively fixed or be higher than expected.

Quarterly variations in our revenue, cash flow and results of operations have occurred in the past and could occur as a result of a number of factors, such as: the significance of client engagements commenced and completed during a quarter; seasonality of certain types of services; the number of business days in a quarter; colleague hiring and utilization rates; our clients’ ability to terminate engagements without penalty; the size and scope of assignments; our ability to enhance our billing, collection and working capital management efforts and general economic conditions.

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

A sizeable portion of our total operating expenses is relatively fixed or may even be higher than expected, encompassing the majority of administrative, occupancy, communications and other expenses, depreciation and amortization, and salaries and employee benefits excluding fiscal year-end incentive bonuses. Therefore, a variation in the number of client assignments and collection of accounts receivable, or in the timing of the initiation or the completion of client assignments, or our inability to forecast demand, can cause significant variations in quarterly operating results and could result in losses and volatility in our stock price.

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

Accordingly, uncertainty as to the nature of such changes may affect the market for or pricing of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an impact on the market for or pricing of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us, including our revolving credit facility, or on our overall financial condition or results of operations. For example, on July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. Currently, there is not an agreement on what rate or rates may become accepted alternatives to LIBOR; however, the Alternative Reference Rate Committee in the U.S., comprised of a group of large banks and other financial institutions, selected the Secured Overnight Finance Rate (‘SOFR’), as an alternative to LIBOR. In May 2018, the Federal Reserve Bank of New York began to publish the alternative rate. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities. Furthermore, as of April 23, 2018, the Bank of England has commenced publication of a reformed Sterling Overnight Index Average (‘SONIA’), comprised of a broader set of overnight Sterling money market transactions. The SONIA has been recommended as the alternative to Sterling LIBOR by the U.K. Working Group on Sterling Risk-Free Reference Rates. At this time, it is not possible to predict whether and how these alternative reference rates will become accepted alternatives to LIBOR or any other reforms to LIBOR that may be enacted.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2019, we operated offices in many countries throughout the world and believe that our properties are generally suitable and adequate for the purposes for which they are used. The principal properties are located in the United States and the United Kingdom. In addition, we have other offices in various locations, including among others, Europe, Asia, Australia and Latin America. Operations of each of our segments are carried out in owned or leased offices under operating leases that typically do not exceed 10 years in length except for certain properties in key locations. We do not anticipate difficulty in meeting our space needs at lease expiration.

The fixed assets owned by us represented approximately 3% of total assets as of December 31, 2019 and consisted primarily of furniture and equipment, leasehold improvements, computer software, internally developed software and land and buildings.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Item 3 regarding our legal proceedings is incorporated by reference herein from Note 15 — Commitments and Contingencies, within Item 8 in this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Share Data

Our ordinary shares began trading on the NASDAQ Global Select Market under the symbol ‘WLTW’ on January 5, 2016. As of February 21, 2020, there were approximately 1,211 shareholders of record of our shares.

Dividends

We normally pay dividends on a quarterly basis to shareholders of record on March 31, June 30, September 30 and December 31. On February 26, 2020, the board of directors approved a regular quarterly cash dividend of $0.68 per common share. The dividend is payable on or about April 15, 2020 to shareholders of record at the close of business on March 31, 2020.

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

Total Shareholder Return

The graphs below depict cumulative total shareholder returns for (i) Legacy Willis and Legacy Towers Watson for the period from January 1, 2015 through January 4, 2016, the day prior to the commencement of trading of Willis Towers Watson’s ordinary shares, and (ii) Willis Towers Watson for the period from January 5, 2016 through December 31, 2019.

Each graph also depicts the total return for the S&P 500 and for a peer group for Willis Towers Watson comprised of Accenture plc, Aon plc, Arthur J. Gallagher & Co., Brown & Brown Inc., Cognizant Technology Solutions Corporation, Marsh & McLennan Companies, Inc. and Robert Half International Inc. The comparisons chart the performance of $100 invested on the initial dates indicated (January 1, 2015 and January 5, 2016, respectively), assuming full dividend reinvestment.

Unregistered Sales of Equity Securities and Use of Proceeds

During the year ended December 31, 2019, no shares were issued by the Company without registration under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company is authorized to repurchase shares, by way of redemption, and will consider whether to do so from time to time, based on many factors, including market conditions. Since April 20, 2016, when the Willis Towers Watson board reconfirmed, reapproved and reauthorized the remaining $529 million portion of the Legacy Willis program to repurchase the Company’s ordinary shares on the open market or by way of redemption or otherwise, the following additional authorizations have occurred:

•	November 10, 2016 — the Company announced that the board of directors approved an additional authorization of $1.0 billion.
•	February 23, 2018 — the Company announced that the board of directors approved an additional authorization of $400 million.

There are no expiration dates for these repurchase plans or programs. The following table presents specified information about the Company’s repurchases of ordinary shares in the fourth quarter and the Company’s repurchase authority.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1, 2019 through October 31, 2019	15,517	$193.99	15,517	1,233,271
November 1, 2019 through November 30, 2019	—	$—	—	1,233,271
December 1, 2019 through December 31, 2019	—	$—	—	1,233,271
	15,517	$193.99	15,517

The maximum number of shares that may be purchased under the existing stock repurchase program is 1,233,271. During the year ended December 31, 2019, the Company repurchased its ordinary shares for an aggregate cost (excluding broker costs) of $150 million. At December 31, 2019, approximately $249 million remained on the open-ended repurchase authorization granted by the board. An estimate of the maximum number of shares under the existing authority was determined using the closing price of our ordinary shares on December 31, 2019 of $201.94.

On February 26, 2020, the board of directors approved a $251 million increase to the existing share repurchase program, increasing the total remaining authorization to $500 million.

Securities Authorized for Issuance Under Equity Compensation Plans

For information on our securities authorized for issuance under our existing equity compensation plans, see ‘Securities Authorized for Issuance under Equity Compensation Plans’ in our proxy statement filed with the SEC.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below should be read in conjunction with the audited consolidated financial statements of the Company and the related notes and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations within this Annual Report on Form 10-K. During 2019 and 2018, we adopted ASC 842, Leases (‘ASC 842’) and ASC 606, Revenue from Contracts with Customers (‘ASC 606’), respectively. Financial information presented for years prior to the respective adoptions has not been adjusted in accordance with the provisions of those new standards.

The selected historical consolidated financial data presented below for the years ended December 31, 2019, 2018 and 2017 and as of December 31, 2019 and 2018 has been derived from the audited consolidated financial statements of Willis Towers Watson, which have been prepared in accordance with U.S. GAAP and included elsewhere in this Annual Report. Financial data set forth below as of and for the year ended December 31, 2016 has been derived from audited consolidated financial statements of Willis Towers Watson, which are not included in this Annual Report. Financial data set forth below as of and for the year ended December 31, 2015 has been derived from audited consolidated financial statements of Legacy Willis, which are not included in this Annual Report, and is presented with adjustment for the reverse stock split on January 4, 2016. The Merger affects the comparability of this data for the year ended December 31, 2015.

	Years ended December 31,
	2019	2018	2017	2016	2015
	(in millions of U.S. dollars, except per share data)
Statement of Comprehensive Income Data
Revenue	$9,039	$8,513	$8,202	$7,887	$3,829
Income from operations	1,329	809	516	348	313
Income from operations before income taxes	1,322	851	492	342	354
Net income	1,073	715	592	438	384
Net income attributable to Willis Towers Watson	$1,044	$695	$568	$420	$373
Earnings per share — basic	$8.05	$5.29	$4.21	$3.07	$5.49
Earnings per share — diluted	$8.02	$5.27	$4.18	$3.04	$5.41
Average number of shares outstanding
— basic	130	131	135	137	68
— diluted	130	132	136	138	69
Balance Sheet Data (end of year)
Goodwill	$11,194	$10,465	$10,519	$10,413	$3,737
Other intangible assets, net	3,478	3,318	3,882	4,368	1,115
Total assets (i)	35,426	32,385	32,458	30,253	18,839
Total equity	10,369	9,971	10,249	10,183	2,360
Long-term debt	5,301	4,389	4,450	3,357	2,278
Current debt	316	186	85	508	988
Additional paid-in capital	10,687	10,615	10,538	10,596	1,672
Total Willis Towers Watson shareholders’ equity	10,249	9,852	10,126	10,065	2,229
Other Financial Data
Capital expenditures (excluding capitalized software and capital leases)	$246	$268	$300	$218	$146
Cash dividends declared per share	$2.60	$2.40	$2.12	$1.92	$3.28

(i)

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

Our methods of calculating these measures may differ from those used by other companies and therefore comparability may be limited. These financial measures should be viewed in addition to, not in lieu of, the consolidated financial statements for the year ended December 31, 2019.

See ‘Non-GAAP Financial Measures’ below for further discussion of our adjusted, constant currency and organic non-GAAP financial measures.

Executive Overview

Business Overview

Willis Towers Watson is a global advisory, broking and solutions company that helps clients around the world turn risk into a path for growth. With roots dating to 1828, Willis Towers Watson has more than 45,000 employees and services clients in more than 140 countries. We design and deliver solutions that manage risk, optimize benefits, cultivate talent, and expand the power of capital to protect and strengthen institutions and individuals. We believe our unique perspective allows us to see the critical intersections between talent, assets and ideas - the dynamic formula that drives business performance.

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

The terms of Brexit and its impact remain uncertain, and the Company is currently in the process of establishing appropriate arrangements for the continued servicing of client business in the countries expected to be most affected. For a further discussion of the risks of Brexit to the Company, see Part I, Item 1A Risk Factors within this Annual Report on Form 10-K.

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

Although approximately 21% of our revenue is generated in the U.K. on an annual basis, only about 12% of revenue is denominated in Pounds sterling as much of the insurance business is transacted in U.S. dollars. Approximately 20% of our expenses is denominated in Pounds sterling, thus we generally benefit from a weakening Pound sterling in our income from operations. However, we have a Company hedging strategy for this aspect of our business, which is designed to mitigate significant fluctuations in currency.

The markets for our consulting, technology and solutions, and marketplace services are affected by economic, regulatory and legislative changes, technological developments, and increased competition from established and new competitors. We believe that the primary factors in selecting a human resources or risk management consulting firm include reputation, the ability to provide measurable increases to shareholder value and return on investment, global scale, quality of service and the ability to tailor services to clients’ unique needs. In that regard, we are focused on developing and implementing technology, data and analytic solutions for both internal operations and for maintaining industry standards and meeting client preferences. We have made such investments from time to time and may decide, based on perceived business needs, to make investments in the future that may be greater than we currently anticipate.

With regard to the market for exchanges, we believe that clients base their decisions on a variety of factors that include the ability of the provider to deliver measurable cost savings for clients, a strong reputation for efficient execution and an innovative service delivery model and platform. Part of the employer-sponsored insurance market has matured and become more fragmented while other segments remain in the entry phase. As these market segments continue to evolve, we may experience growth in intervals, with periods of accelerated expansion balanced by periods of modest growth. In recent years, growth in the market for exchanges has slowed, and we expect this trend may continue during 2020.

See Part I, Item 1A. Risk Factors in this Annual Report on Form 10-K for discussions of risks that may affect our ability to compete.

Financial Statement Overview

The tables below set forth our summarized consolidated statements of comprehensive income and data as a percentage of revenue for the periods indicated. For management’s discussion of our results of operations for the year ended December 31, 2018 in comparison with the year ended December 31, 2017, please see our Annual Report on Form 10-K filed with the SEC on February 27, 2019.

Consolidated Statements of Comprehensive Income

($ in millions, except per share data)

	Years ended December 31,
	2019		2018

Revenue	$9,039	100%	$8,513	100%
Costs of providing services
Salaries and benefits	5,249	58%	5,123	60%
Other operating expenses	1,719	19%	1,637	19%
Depreciation	240	3%	208	2%
Amortization	489	5%	534	6%
Transaction and integration expenses	13	—%	202	2%
Total costs of providing services	7,710		7,704
Income from operations	1,329	15%	809	10%
Interest expense	(234)	(3)%	(208)	(2)%
Other income, net	227	3%	250	3%
Provision for income taxes	(249)	(3)%	(136)	(2)%
Income attributable to non-controlling interests	(29)	—%	(20)	—%
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$1,044	12%	$695	8%
Diluted earnings per share	$8.02		$5.27

Consolidated Revenue

We derive the majority of our revenue from commissions from our brokerage services and fees for consulting and administration services. No single client represented a significant concentration of our consolidated revenue for any of our three most recent fiscal years.

The following table details our top five markets based on percentage of consolidated revenue (in U.S. dollars) from the countries where work was performed for the year ended December 31, 2019. These figures do not represent the currency of the related revenue, which is presented in the next table.

Geographic Region	% of Revenue
United States	48%
United Kingdom	21%
France	4%
Germany	3%
Canada	3%

The table below details the percentage of our revenue and expenses by transactional currency for the year ended December 31, 2019.

Transactional Currency	Revenue	Expenses (i)
U.S. dollars	57%	50%
Pounds sterling	12%	20%
Euro	15%	13%
Other currencies	16%	17%

(i)

These percentages exclude certain expenses for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. These items include amortization of intangible assets and transaction and integration expenses.

The following table sets forth the total revenue for the years ended December 31, 2019 and 2018 and the components of the change in total revenue for the year ended December 31, 2019, as compared to the prior year:

				Components of Revenue Change (i)
			As		Constant
	Years Ended December 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2019	2018	Change	Impact	Change	Divestitures	Change
	($ in millions)
Revenue	$9,039	$8,513	6%	(2)%	9%	3%	5%

(i)	Components of revenue change may not add due to rounding.

Revenue for the year ended December 31, 2019 was $9.0 billion, compared to $8.5 billion for the year ended December 31, 2018, an increase of $526 million, or 6% on an as reported basis. Adjusting for the impact of foreign currency and acquisitions and disposals, our organic revenue growth was 5% for the year ended December 31, 2019. The increase in organic revenue was driven by strong performances in all segments. The revenue from acquisitions related primarily to TRANZACT, which generated revenue of $245 million.

Our revenue can be materially impacted by changes in currency conversions, which can fluctuate significantly over the course of a calendar year. For the year ended December 31, 2019, currency translation decreased our consolidated revenue by $192 million. The primary currencies driving this change were the Euro and Pound sterling.

Definitions of Constant Currency Change and Organic Change are included in the section entitled ‘Non-GAAP Financial Measures’ elsewhere within this Form 10-K.

Segment Revenue

We manage our business across four reportable operating segments: Human Capital and Benefits; Corporate Risk and Broking; Investment, Risk and Reinsurance; and Benefits Delivery and Administration.

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

HCB is the largest segment of the Company, generating approximately 37% of our segment revenue for the year ended December 31, 2019. HCB is focused on addressing our clients’ people and risk needs to help them take on the challenges of operating in a global marketplace. This segment is further strengthened with teams of international consultants who provide support through each of our business units to the global headquarters of multinational clients and their foreign subsidiaries.

The HCB segment provides services through four business units:

•

Retirement — The Retirement business provides actuarial support, plan design, and administrative services for traditional pension and retirement savings plans. We help our clients assess the costs and risks of retirement plans on cash flow, earnings and the balance sheet, the effects of changing workforce demographics on their retirement plans and retiree benefit adequacy and security.

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

The following table sets forth HCB segment revenue for the years ended December 31, 2019 and 2018, and the components of the change in revenue for the year ended December 31, 2019 from the year ended December 31, 2018.

				Components of Revenue Change (i)
			As		Constant
	Years Ended December 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2019	2018	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$3,298	$3,233	2%	(2)%	4%	—%	4%

(i)	Components of revenue change may not add due to rounding.

HCB segment revenue for the years ended December 31, 2019 and 2018 was $3.3 billion and $3.2 billion, respectively. On an organic basis, and after factoring in the first-year adoption impact of ASC 606 in the prior year, Health and Benefits delivered revenue growth, driven by increased consulting and brokerage services, growth in specialty products in North America, and expansion of our client portfolio outside North America for both local and global appointments. Talent and Rewards generated solid revenue growth, resulting from increased demand in Data Services and advisory work across all geographies. Technology and Administration Solutions revenue also increased in connection with client wins and greater project demand in Great Britain and Western Europe. Retirement revenue was flat compared to the prior year as increased de-risking work was balanced by a decline in project work along with the negative impact of being an ‘off-year’ in the triennial valuation cycles in both Canada and Great Britain.

For a further discussion of the impact of the adoption of ASC 606 on our results for the year ended December 31, 2018, see our Annual Report on Form 10-K filed with the SEC on February 27, 2019.

Corporate Risk and Broking (‘CRB’)

The CRB segment provides a broad range of risk advice, insurance broking and consulting services to clients worldwide ranging from small businesses to multinational corporations. This segment delivers integrated global solutions tailored to client needs and underpinned by data and analytics.

CRB generated approximately 33% of our segment revenue for the year ended December 31, 2019, and places more than $20 billion of premiums into the insurance markets annually.

CRB has three global offerings:

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

The following table sets forth CRB segment revenue for the years ended December 31, 2019 and 2018, and the components of the change in revenue for the year ended December 31, 2019 from the year ended December 31, 2018.

				Components of Revenue Change (i)
			As		Constant
	Years Ended December 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2019	2018	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$2,946	$2,852	3%	(3)%	6%	—%	6%

(i)	Components of revenue change may not add due to rounding.

CRB segment revenue for the years ended December 31, 2019 and 2018 was approximately $2.9 billion. The segment had solid growth across all geographies. On an organic basis, North America continued to lead the segment with new business generation. International, Western Europe and Great Britain drove further growth for the segment, primarily with strong management of the renewal book portfolio alongside new business wins.

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

This segment is our third largest segment and generated approximately 18% of segment revenue for the Company for the year ended December 31, 2019. With approximately 77% of the revenue for this segment split between North America and the U.K., IRR includes the following businesses and offerings:

•	Willis Re — Willis Re provides reinsurance industry clients with an understanding of how risk affects capital and financial performance and advises on the best ways to manage related outcomes.
•

Insurance Consulting and Technology — Insurance Consulting and Technology is a global business that provides advice and technology solutions to the insurance industry. Services include software and technology, risk and capital management, products and product pricing, financial and regulatory reporting, financial and capital modeling, M&A, outsourcing and business management.

•	Investments — Investments provides advice and discretionary management solutions to improve investment outcomes for asset owners using a broad and sophisticated framework for managing risk.
•	Wholesale Insurance Broking — Wholesale Insurance Broking provides specialist broking services primarily to retail and wholesale brokers.
•

Innovisk — Innovisk (formerly Underwriting and Capital Management) brings together our set of managing general agent underwriting activities for the purposes of accelerating their future development using data and technology.

•	Willis Re Securities — Willis Re Securities (formerly Willis Towers Watson Securities) provides capital markets services to companies involved in the insurance and reinsurance industries.
•

Max Matthiessen — Max Matthiessen is a leading advisor and broker for insurance, benefits, human resources and savings in the Nordic region. The business specializes in providing human capital and benefits administration together with providing market leading savings and insurance solutions.

The following table sets forth IRR segment revenue for the years ended December 31, 2019 and 2018, and the components of the change in revenue for the year ended December 31, 2019 from the year ended December 31, 2018.

				Components of Revenue Change (i)
			As		Constant
	Years Ended December 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2019	2018	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$1,637	$1,556	5%	(3)%	8%	1%	7%

(i)   Components of revenue change may not add due to rounding.

IRR segment revenue for the years ended December 31, 2019 and 2018 was approximately $1.6 billion. On an organic basis, all lines of business posted revenue growth. Reinsurance, Innovisk, Wholesale and Investments growth was driven by net new business growth and favorable renewal factors while Insurance Consulting and Technology revenue grew from strong technology sales. Max Matthiessen revenue increased as a result of overall growth in net commissions.

Benefit Delivery and Administration (‘BDA’)

The BDA segment provides primary medical and ancillary benefit exchange and outsourcing services to active employees and retirees across both the group and individual markets.  A significant portion of the revenue in this segment is recurring in nature, driven by either the commissions from the policies we sell, or from long-term service contracts with our clients that typically range from three to five years. Revenue across this segment may be seasonal, driven by the magnitude and timing of client enrollment activities, which often occur during the fourth quarter, with increased membership levels typically effective January 1, after calendar year-end benefits elections. BDA includes the operations of TRANZACT, which experiences seasonally higher revenue during the fourth quarter due primarily to the timing of the Federal Medicare Open Enrollment window. Following the acquisition on July 30, 2019, TRANZACT generated revenue of $245 million, which is included in the BDA segment revenue from its date of acquisition through the year ended December 31, 2019.

BDA generated approximately 12% of our segment revenue for the year ended December 31, 2019. BDA provides services via three related offerings to customers primarily in the U.S.:

•

Benefits Outsourcing — This service line is focused on serving active employee groups for clients across the U.S. We use our proprietary technology to provide a broad suite of health and welfare and pension administration outsourcing services, including tools to enable benefit modeling, decision support, enrollment and benefit choice.

•

Individual Marketplace — This service line offers decision support processes and tools to connect consumers with insurance carriers in private individual and Medicare markets. Individual Marketplace serves both employer-based and direct-to-consumer populations through its end-to-end consumer acquisition and engagement platforms, which tightly integrate call routing technology, an efficient quoting and enrollment engine, a customer relations management system and deep links with insurance carriers.

•

Benefits Accounts — This service line delivers consumer-driven healthcare and reimbursement accounts, including health savings accounts, health reimbursement arrangements and other consumer-directed accounts to our benefits outsourcing, individual marketplace and employer clients.

The following table sets forth BDA segment revenue for the years ended December 31, 2019 and 2018, and the components of the change in revenue for the year ended December 31, 2019 from the year ended December 31, 2018.

				Components of Revenue Change (i)
			As		Constant
	Years Ended December 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2019	2018	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$1,035	$758	37%	—%	37%	32%	4%

(i)	Components of revenue change may not add due to rounding.

BDA segment revenue for the years ended December 31, 2019 and 2018 was $1.0 billion and $758 million, respectively. BDA’s organic growth was primarily led by the continued expansion of its client base and increased demand for project work in the mid-market and large-market spaces.

Costs of Providing Services

Total costs of providing services was approximately $7.7 billion for both the years ended December 31, 2019 and 2018, representing a current year increase of $6 million. See the following discussion for further details.

Salaries and Benefits

Salaries and benefits for the year ended December 31, 2019 were $5.2 billion, compared to $5.1 billion for the year ended December 31, 2018, an increase of $126 million. This increase was primarily a result of higher base salary adjustments, severance costs and incentive accruals.

Salaries and benefits, as a percentage of revenue, represented 58% and 60% for the years ended December 31, 2019 and 2018, respectively.

Other Operating Expenses

Other operating expenses include occupancy, legal, marketing, licenses, royalties, supplies, technology, printing and telephone costs, as well as insurance, including premiums on excess insurance and losses on professional liability claims, travel by colleagues, publications, professional subscriptions and development, recruitment, other professional fees and irrecoverable value added and sales taxes.

Other operating expenses for the year ended December 31, 2019 were $1.7 billion, compared to $1.6 billion for the year ended December 31, 2018, an increase of $82 million, or 5%. This increase was primarily due to the addition of TRANZACT expenses and higher professional services expenses, partially offset by lower insurance and occupancy costs.

Depreciation

Depreciation represents the expense incurred over the useful lives of our tangible fixed assets and internally-developed software. Depreciation for the year ended December 31, 2019 was $240 million, compared to $208 million for the year ended December 31, 2018, an increase of $32 million, or 15%. The year-over-year increase was primarily due to a higher depreciable base of assets resulting from additional assets placed in service during 2018.

Amortization

Amortization includes amortization of acquired intangible assets, including acquired internally developed software. Amortization for the year ended December 31, 2019 was $489 million, compared to $534 million for the year ended December 31, 2018, a decrease of $45 million, or 8%. Our intangible amortization is more heavily weighted to the initial years of the useful lives of the related intangibles, and therefore amortization related to intangible assets purchased prior to our acquisition of TRANZACT will continue to decrease over time. Our amortization will increase going forward as a result of the TRANZACT acquisition.

Transaction and integration expenses

Transaction and integration expenses for the year ended December 31, 2019 was composed of $13 million of transaction costs, primarily related to the acquisition of TRANZACT, compared to $202 million of integration costs for the year ended December 31, 2018. There were no integration costs incurred during 2019 due to the completion of all integration activities in 2018.

Income from Operations

Income from operations for the year ended December 31, 2019 was $1.3 billion, compared to $809 million for the year ended December 31, 2018, an increase of $520 million. This increase resulted from higher revenue of $526 million, which includes $245 million of TRANZACT revenue, partially offset by higher operating expenses of $6 million, primarily driven by higher salary and benefits costs and the addition of TRANZACT operating expenses during the current year. The increase in the current year’s operating expenses was partially offset by the absence of integration expenses of $202 million incurred in the prior year.

Interest Expense

Interest expense for the years ended December 31, 2019 and 2018 was $234 million and $208 million, respectively. Interest expense is primarily related to interest on our senior notes and term loan. Interest expense increased by $26 million for the year ended December 31, 2019, which was due primarily to additional levels of indebtedness in connection with the TRANZACT acquisition and higher interest expense associated with our senior notes offerings during the third quarter of 2019.

Other Income, Net

Other income, net for the year ended December 31, 2019 was $227 million, compared to $250 million for the year ended December 31, 2018, a decrease of $23 million. The decrease in 2019 as compared to the prior year primarily related to decreased pension income of $46 million for the full year 2019, in comparison with the prior year, partially offset by favorable investment income activity of $16 million for the current year and a lower loss on disposal activity of $7 million.

Provision for Income Taxes

Provision for income taxes for the year ended December 31, 2019 was $249 million, compared with $136 million for the year ended December 31, 2018. The effective tax rates for the years ended December 31, 2019 and 2018 were 18.8% and 16.0%, respectively. The tax rate for the year ended December 31, 2018 was lower primarily due to the release of a valuation allowance on certain state deferred tax assets in connection with a U.S. internal restructuring and the global mix of income. These effective tax rates are calculated using extended values from our consolidated statements of comprehensive income and are therefore more precise tax rates than can be calculated from rounded values.

Net income attributable to Willis Towers Watson

Net income attributable to Willis Towers Watson for the year ended December 31, 2019 was $1.0 billion, compared to $695 million for the year ended December 31, 2018, an increase of $349 million, or 50%. This increase was primarily due to organic revenue growth across all segments and the addition of TRANZACT’s operating results, partially offset by increased salary and benefits costs and higher tax expense.

Liquidity and Capital Resources

Executive Summary

Our principal sources of liquidity are funds generated by operating activities, available cash and cash equivalents and amounts available under our revolving credit facilities or new debt offerings.

Based on our current balance sheet and cash flows, current market conditions and information available to us at this time, we believe that Willis Towers Watson has access to sufficient liquidity, which includes our undrawn revolving credit facilities, to meet our cash needs for the next twelve months, including investing in the business for growth, scheduled debt repayments and dividend payments. Additionally, we used term loan financing to complete our acquisition of TRANZACT (see Item 8., Note 11 — Debt within this filing on Form 10-K for further information regarding the term loan).

The Company recognizes deferred tax balances related to the undistributed earnings of subsidiaries when it expects that it will recover those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of the investments.

At December 31, 2018, as a result of an international restructuring, we were considering repatriating an additional $2.1 billion, which was previously deemed indefinitely reinvested. As a result, we recorded an estimate for foreign withholding and state income tax expense of approximately $11 million at December 31, 2018. During the second quarter of 2019 we repatriated a portion of this as previously-taxed income and return of capital. Subsequent to the repatriation, U.S. Treasury Regulations were issued that would impact the U.S. taxability of the balance of the earnings associated with the international restructuring. As such, the Company changed its assertion with respect to any additional earnings from this restructuring for the foreseeable future and released approximately $8 million previously accrued for foreign withholding and state income tax expense. Of the original $2.1 billion under consideration, $1.4 billion remains permanently reinvested at December 31, 2019.

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

During the year ended December 31, 2019, we completed an offering of $450 million aggregate principal amount of 2.950% senior notes due 2029 and $550 million aggregate principal amount of 3.875% senior notes due 2049. Net proceeds of approximately $988 million were used to prepay a portion of the amount outstanding under our one-year term loan commitment and to repay borrowings under our $1.25 billion revolving credit facility.

Assets and liabilities associated with non-U.S. entities have been translated into U.S. dollars as of December 31, 2019 at U.S. dollar rates that fluctuate compared to historical periods. As a result, cash flows derived from changes in the consolidated balance sheets include the impact of the change in foreign exchange translation rates.

Cash and Cash Equivalents

Our cash and cash equivalents at both December 31, 2019 and 2018 totaled $887 million and $1.0 billion, respectively.

Additionally, at December 31, 2019, $1.2 billion was available to draw against our $1.25 billion revolving credit facility as compared to $1.1 billion, which was available to draw against the facility at December 31, 2018.

Included within cash and cash equivalents at December 31, 2019 and 2018 are amounts held for regulatory capital adequacy requirements, including $114 million and $90 million, respectively, held within our regulated U.K. entities at December 31, 2019 and 2018, respectively.

Summarized Consolidated Cash Flows

The following table presents the summarized consolidated cash flow information for the years ended:

	Years ended December 31,
	2019	2018
	(in millions)
Net cash from/(used in):
Operating activities	$1,081	$1,288
Investing activities	(1,614)	(341)
Financing activities	397	(903)
(DECREASE)/INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(136)	44
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	(41)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR (i)	1,033	1,030
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR (i)	$895	$1,033

(i)

As a result of the acquired TRANZACT collateralized facility (see Item 8., Note 11 — Debt within this filing on Form 10-K), cash, cash equivalents and restricted cash at the end of the period included $8 million of restricted cash at December 31, 2019, which is included within prepaid and other current assets on our consolidated balance sheet. There were no restricted cash amounts held at December 31, 2018 and 2017.

Cash Flows From Operating Activities

Cash flows from operating activities were $1.1 billion for 2019, compared to cash flows from operating activities of $1.3 billion for 2018. The $1.1 billion net cash from operating activities for 2019 included net income of $1.1 billion, adjusted for $798 million of non-cash adjustments, mostly offset by unfavorable changes in operating assets and liabilities of $790 million. The $798 million of non-cash adjustments primarily includes depreciation, amortization and non-cash lease expense. The $207 million decrease in cash from operations in 2019 compared to 2018 primarily resulted from unfavorable working capital changes, particularly in accounts receivable, and the negative cash flows of TRANZACT.

The $1.3 billion net cash from operating activities for 2018 included net income of $715 million, adjusted for $570 million of non-cash adjustments, and changes in operating assets and liabilities of $3 million. The $570 million non-cash adjustments primarily included depreciation, amortization, and the benefit from deferred income taxes.

Cash Flows Used In Investing Activities

Cash flows used in investing activities for 2019 and 2018 were $1.6 billion and $341 million, respectively, with 2019 being primarily driven by the acquisition of TRANZACT during the third quarter of 2019, as well as capital expenditures and capitalized software additions in both years.

Cash Flows From/(Used In) Financing Activities

Cash flows from financing activities for 2019 were $397 million. The most significant financing activities included net debt-related proceeds of $958 million, which were partially offset by dividend payments of $329 million and share repurchases of $150 million.

Cash flows used in financing activities for 2018 were $903 million. The most significant financing activities included share repurchases of $602 million and dividend payments of $306 million, which were partially offset by net borrowings of $66 million.

Indebtedness

Total debt, total equity, and the capitalization ratio at December 31, 2019 and December 31, 2018 were as follows:

	December 31,
	2019	2018
	(in millions)
Long-term debt	$5,301	$4,389
Current debt	316	186
Total debt	$5,617	$4,575

Total Willis Towers Watson shareholders’ equity	$10,249	$9,852

Capitalization ratio	35.4%	31.7%

At December 31, 2019, our mandatory debt repayments over the next twelve months include $295 million outstanding on our one-year unsecured term loan, and $24 million outstanding on our collateralized facility assumed as part of our acquisition of TRANZACT.

At December 31, 2019 and 2018, we were in compliance with all financial covenants.

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

At December 31, 2019 and 2018, we had fiduciary funds of $3.4 billion and $3.3 billion, respectively.

Share Repurchase Program

The Company is authorized to repurchase shares, by way of redemption, and will consider whether to do so from time to time, based on many factors, including market conditions. There are no expiration dates for our repurchase plans or programs.

On February 23, 2018, the board of directors approved an increase to the existing share repurchase program of $400 million to a total authorization of $1.0 billion. See Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in this Annual Report on Form 10-K for further information regarding the Company’s share repurchase program.

At December 31, 2019, approximately $249 million remained on the current repurchase authority. The maximum number of shares that could be repurchased based on the closing price of our ordinary shares on December 31, 2019 of $201.94 was 1,233,271.

The following table presents specified information about the Company’s repurchases of ordinary shares for the year ended December 31, 2019:

Year ended December 31, 2019
Shares repurchased	787,744
Average price per share	$190.42
Aggregate repurchase cost (excluding broker costs)	$150 million

On February 26, 2020, the board of directors approved a $251 million increase to the existing share repurchase program, increasing the total remaining authorization to $500 million.

Capital Commitments

The Company has no material commitments for capital expenditures. Our capital expenditures for fixed assets and software for internal use were $246 million for the year ended December 31, 2019. Expected capital expenditures for fixed assets and software for internal use are approximately $250 million for the year ended December 31, 2020. We expect cash from operations to adequately provide for these cash needs.

Dividends

Total cash dividends of $329 million were paid during the year ended December 31, 2019. In February 2020, the board of directors approved a quarterly cash dividend of $0.68 per share ($2.72 per share annualized rate), which will be paid on or about April 15, 2020 to shareholders of record as of March 31, 2020.

Off-Balance Sheet Arrangements and Contractual Obligations

Off-Balance Sheet Transactions

Apart from commitments, guarantees and contingencies, as disclosed herein and Note 15 — Commitments and Contingencies located within Item 8 of this Annual Report on Form 10-K and incorporated herein by reference, as of December 31, 2019, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, results of operations or liquidity.

Contractual Obligations

The Company’s material contractual obligations as of December 31, 2019 are as follows:

	Payments due by
	Total	2020	2021-2022	2023-2024	After 2024
	(in millions)
Debt and related interest obligations
Senior notes	$5,281	$—	$1,556	$900	$2,825
Revolving $1.25 billion credit facility	—	—	—	—	—
Term loan due 2020	295	295	—	—	—
Collateralized facility	79	24	39	16	—
Interest on senior notes	2,362	215	351	285	1,511
Total debt and related interest obligations	8,017	534	1,946	1,201	4,336
Operating and finance leases	1,357	198	340	288	531
U.K. pension contractual obligations	310	73	134	90	13
Acquisition liabilities	54	12	32	10	—
Other contractual obligations	40	27	—	—	13
Total contractual obligations	$9,778	$844	$2,452	$1,589	$4,893

Debt Obligations and Facilities — The Company’s material debt and related interest obligations at December 31, 2019 are shown in the above table. The Company’s mandatory debt repayments over the next twelve months include $295 million outstanding on its one-year unsecured term loan, and $24 million outstanding on its collateralized facility assumed as part of the acquisition of TRANZACT. The Company also has the right, at its option, to prepay indebtedness under the credit facility without further penalty and to redeem the senior notes by paying a ‘make-whole’ premium as provided under the applicable debt instrument.

Leases — We lease office space and furniture, primarily under operating lease agreements, with terms typically ranging from three to ten years. See further discussion in Item 8, Note 14 — Leases in this Annual Report on Form 10-K.

Pension Contributions — The Company has agreed with the Trustees of certain plans in the U.K. to contribute deficit funding and minimum ongoing accrual of benefits funding and has presented those obligations in the table above. These obligations exclude employee contributions and any potential funding level contributions, which are dependent on future funding level assessments. There are no contractual obligations for our U.S. pension plans. Our total expected contributions to all qualified pension plans, including amounts presented above, for the year ending December 31, 2020 are projected to be $167 million. Additionally, the Company expects to pay $43 million in benefits directly to participants for the year ended 2020.

Acquisition Liabilities and Other Contractual Obligations — Acquisition liabilities include contingent consideration estimates, which may change based on actual results that may differ from management’s current expectations. Other contractual obligations include put option obligations and investment fund capital call obligations, the timing of which are included at the earliest point they may fall due. Information regarding these liabilities and their impact on the financial statements is set forth in Item 8, Note 15 — Commitments and Contingencies in this Annual Report on Form 10-K.

Claims, Lawsuits and Other Proceedings, including Stanford Financial Group Litigation — Information regarding claims, lawsuits and other proceedings, including the Stanford Financial Group litigation, and their impact on the consolidated financial statements is set forth in Item 8, Note 15 — Commitments and Contingencies in this Annual Report on Form 10-K.

Uncertain Tax Positions — The table above does not include liabilities for uncertain tax positions under ASC 740, Income Taxes of $49 million, which excludes interest and penalties. The settlement period cannot be reasonably estimated since it depends on the timing and possible outcomes of tax examinations with various tax authorities.

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

A reconciliation of the reported change to the constant currency and organic change for the year ended December 31, 2019 from the year ended December 31, 2018 is as follows:

				Components of Revenue Change (i)
			As		Constant
	Years ended December 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2019	2018	Change	Impact	Change	Divestitures	Change
	($ in millions)
Revenue	$9,039	$8,513	6%	(2)%	9%	3%	5%

(i)	Components of revenue change may not add due to rounding.

Adjusting for the impacts of foreign currency and acquisitions and disposals in the calculation of our organic activity, our revenue grew by 5% for the year ended December 31, 2019. This organic increase in revenue was driven by strong performances in all segments.

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

Reconciliations of income from operations to adjusted operating income for the years ended December 31, 2019 and 2018 are as follows:

	Years Ended December 31,
	2019	2018
	(in millions)
Income from operations	$1,329	$809
Adjusted for certain items:
Amortization	489	534
Transaction and integration expenses	13	202
Adjusted operating income	$1,831	$1,545

Income from operations margin	14.7%	9.5%
Adjusted operating income margin	20.3%	18.1%

Adjusted operating income increased for the year ended December 31, 2019 to $1.8 billion, from $1.5 billion for the year ended December 31, 2018, primarily due to organic revenue growth across all segments. Additionally, on a year-to-date basis, salaries and benefits expense as a percentage of revenue decreased from 60% to 58%.

Adjusted EBITDA/Margin

We consider adjusted EBITDA/margin to be important financial measures, which are used to internally evaluate and assess our core operations, to benchmark our operating results against our competitors and to evaluate and measure our performance-based compensation plans.

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

Reconciliations of net income to adjusted EBITDA for the years ended December 31, 2019 and 2018 are as follows:

	Years Ended December 31,
	2019	2018
	(in millions)
NET INCOME	$1,073	$715
Provision for income taxes	249	136
Interest expense	234	208
Depreciation	240	208
Amortization	489	534
Transaction and integration expenses	13	202
Pension settlement and curtailment gains and losses	—	24
Loss on disposal of operations	2	9
Adjusted EBITDA	$2,300	$2,036

Net income margin	11.9%	8.4%
Adjusted EBITDA margin	25.4%	23.9%

Adjusted EBITDA for the year ended December 31, 2019 was $2.3 billion, compared to $2.0 billion for the year ended December 31, 2018. This increase was primarily due to organic revenue growth across all segments and the addition of TRANZACT’s operating results, partially offset by higher base salary adjustments, severance costs and incentive accruals and decreased pension income.

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

Reconciliations of net income attributable to Willis Towers Watson to adjusted diluted earnings per share for the years ended December 31, 2019 and 2018 are as follows:

	Years Ended December 31,
	2019	2018
	($ and weighted-average shares in millions)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$1,044	$695
Adjusted for certain items:
Amortization	489	534
Transaction and integration expenses	13	202
Pension settlement and curtailment gains and losses	—	24
Loss on disposal of operations	2	9
Tax effect on certain items listed above (i)	(121)	(184)
Tax effects of internal reorganizations	—	4
Adjusted net income	$1,427	$1,284
Weighted-average shares of common stock — diluted	130	132
Diluted earnings per share	$8.02	$5.27
Adjusted for certain items (ii):
Amortization	3.75	4.04
Transaction and integration expenses	0.10	1.53
Pension settlement and curtailment gains and losses	—	0.18
Loss on disposal of operations	0.02	0.07
Tax effect on certain items listed above (i)	(0.93)	(1.39)
Tax effects of internal reorganizations	—	0.03
Adjusted diluted earnings per share	$10.96	$9.73

(i)	The tax effect was calculated using an effective tax rate for each item.
(ii)	Per share values and totals may differ due to rounding.

Our adjusted diluted earnings per share increased for the year ended December 31, 2019 as compared to the year ended December 31, 2018 primarily due to organic revenue growth across all segments and the addition of TRANZACT’s operating results, partially offset by higher base salary adjustments, severance costs and incentive accruals and decreased pension income.

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

Management believes that the adjusted income tax rate presents a rate that is more closely aligned to the rate that we would incur if not for the reduction of pre-tax income for the adjusted items and the tax effects of our internal reorganizations, which are not core to our current and future operations.

Reconciliations of income from operations before income taxes to adjusted income before taxes and provision for/(benefit from) income taxes to adjusted income taxes for the years ended December 31, 2019 and 2018 are as follows:

	Years Ended December 31,
	2019	2018
	($ in millions)
INCOME FROM OPERATIONS BEFORE INCOME TAXES	$1,322	$851
Adjusted for certain items:
Amortization	489	534
Transaction and integration expenses	13	202
Pension settlement and curtailment gains and losses	—	24
Loss on disposal of operations	2	9
Adjusted income before taxes	$1,826	$1,620

Provision for income taxes	$249	$136
Tax effect on certain items listed above (i)	121	184
Tax effects of internal reorganizations	—	(4)
Adjusted income taxes	$370	$316

U.S. GAAP tax rate	18.8%	16.0%
Adjusted income tax rate	20.3%	19.5%

(i)	The tax effect was calculated using an effective tax rate for each item.

Our U.S. GAAP tax rates were 18.8% and 16.0% for the years ended December 31, 2019 and 2018, respectively. Our adjusted income tax rates were 20.3% and 19.5% for the years ended December 31, 2019 and 2018, respectively. The U.S. GAAP tax rate and the adjusted income tax rate for the year ended December 31, 2018 were lower primarily due to the release of a valuation allowance on certain state deferred tax assets in connection with a U.S. internal restructuring and the global mix of income in 2018.

Free Cash Flow

Free cash flow is defined as cash flows from operating activities less cash used to purchase fixed assets and software for internal use. Free cash flow is a liquidity measure and is not meant to represent residual cash flow available for discretionary expenditures.

Management believes that free cash flow presents the core operating performance and cash generating capabilities of our business operations.

Reconciliations of cash flows from operating activities to free cash flow for the years ended December 31, 2019 and 2018 are as follows:

	Years ended December 31,
	2019	2018
	(in millions)
Cash flows from operating activities	$1,081	$1,288
Less: Additions to fixed assets and software for internal use	(246)	(268)
Free cash flow	$835	$1,020
The decrease in free cash flows in 2019 as compared to 2018 primarily resulted from unfavorable working capital changes, particularly in accounts receivable, and the negative cash flows of TRANZACT.

Critical Accounting Policies and Estimates

These consolidated financial statements conform to U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. The areas that we believe include critical accounting policies are revenue recognition, costs to fulfill broking contracts, valuation of billed and unbilled receivables from clients, discretionary compensation, income taxes, commitments, contingencies and accrued liabilities, pension assumptions, and goodwill and intangible assets. The critical accounting policies discussed below involve making difficult, subjective or complex accounting estimates that could have a material effect on our financial condition and results of operations. These critical accounting policies require us to make assumptions about matters that are highly uncertain at the time of the estimate or assumption. Different estimates that we could have used, or changes in estimates that are reasonably likely to occur, may have a material effect on our results of operations and financial condition.

Revenue Recognition (effective January 1, 2018)

We use significant estimates related to revenue recognition most commonly during our estimation of the transaction prices or where we recognize revenue over time on a proportional performance basis. A brief description of these policies and estimates is included below:

Estimation of transaction prices — This process occurs most frequently in certain broking transactions. In situations in which our fees are not fixed but are variable, we must estimate the likely commission per policy, taking into account the likelihood of cancellation before the end of the policy. For Medicare broking, Affinity arrangements and proportional treaty reinsurance broking, the commissions to which we will be entitled can vary based on the underlying individual insurance policies that are placed. For Medicare broking and proportional treaty reinsurance in particular, we base the estimates of transaction prices on supportable evidence from an analysis of past transactions, and only include amounts that are probable of being received or not refunded (referred to as applying ‘constraint’ under ASC 606). In our direct-to-consumer Medicare broking arrangements, the estimate of the total renewal commissions that will be received over the lifetime of the policy requires significant judgment, and will vary based on product type, estimated commission rates, the expected lives of the respective policies and other factors. The Company has applied an actuarial model to account for these uncertainties, which is updated periodically based on actual experience. Each of these processes result in us estimating a transaction price that may be significantly lower than the ultimate amount of commissions we may collect. The transaction price is then adjusted over time as we receive confirmation of our remuneration through receipt of commissions, or as other information becomes available.

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

Valuation of Billed and Unbilled Receivables from Clients

We maintain allowances for doubtful accounts to reflect estimated losses resulting from a client’s failure to pay for the services after the services have been rendered, which are recorded in other operating expenses. We also maintain allowances related to our unbilled receivables for such items as expected realization or client disputes, the related provision for which is recorded as a reduction to revenue. Our allowance policy is based on the aging of the billed and unbilled client receivables and has been developed based on our write-off history. Facts and circumstances such as the average length of time the receivables are past due, general market conditions, current economic trends and our clients’ ability to pay may cause fluctuations in our valuation of billed and unbilled receivables.

Discretionary Compensation

Our compensation program includes a discretionary bonus that is determined by management and has historically been paid once per fiscal year after our annual operating results are finalized.

An estimated annual bonus amount is initially developed at the beginning of each fiscal year in conjunction with our budgeting process. Estimated annual operating performance is reviewed quarterly and the discretionary annual bonus amount is then adjusted, if necessary, by management to reflect changes in the forecast of pre-bonus profitability for the year.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the estimated future tax consequences of events attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and capital loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in the statement of comprehensive income in the period in which the change is enacted. Deferred tax assets are reduced through the establishment of a valuation allowance at such time as, based on available evidence, it is more likely than not that the deferred tax assets will not be realized. The Company adjusts valuation allowances to measure deferred tax assets at the amounts considered realizable in future periods when the Company’s facts and assumptions change. In making such determinations, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operating results. We place more reliance on evidence that is objectively verifiable.

Commitments, Contingencies and Accrued Liabilities

We have established provisions against various actual and potential claims, lawsuits and other proceedings relating principally to alleged errors and omissions in connection with the placement of insurance and reinsurance and the provision of consulting services in the ordinary course of business. Such provisions cover claims that have been reported but not paid and also claims that have been incurred but not reported. These provisions are established based on actuarial estimates together with individual case reviews and are believed to be adequate in the light of current information and legal advice. In certain cases, where a range of loss exists, we accrue the minimum amount in the range if no amount within the range is a better estimate than any other amount.

See Note 15 — Commitments and Contingencies in Item 8 within this Annual Report on Form 10-K.

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

Descriptions of our U.S. and U.K. plans, which comprise 90% of our projected benefit obligations and 93% of our plan assets, are below:

United States

Legacy Willis – This plan was frozen in 2009. Approximately one-quarter of the Legacy Willis employees in the United States have a frozen accrued benefit under this plan.

Willis Towers Watson Plan – Substantially all U.S. employees are eligible to participate in this plan. Benefits are provided under a stable value pension plan design. The original stable value design came into effect on January 1, 2012. Existing plan participants prior to July 1, 2017 earn benefits without having to make employee contributions, and all newly eligible employees after that date are required to contribute 2% of pay on an after-tax basis to participate in the plan.

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

The determination of the Company’s obligations and annual expense under the plans is based on a number of assumptions that, given the longevity of the plans, are long-term in focus. A change in one or a combination of these assumptions could have a material impact on our projected benefit obligation. However, certain of these changes, such as changes in the discount rates and other actuarial assumptions, are not recognized immediately in net income, but are instead recorded in other comprehensive income. The accumulated gains and losses not yet recognized in net income are amortized into net income as a component of the net periodic benefit cost/(income) over the average remaining service period or average remaining life expectancy, as appropriate, of the plan’s participants to the extent that the net gains or losses as of the beginning of the year exceed 10% of the greater of the market-related value of plan assets or the projected benefit obligation.

Willis Towers Watson considers several factors prior to the start of each fiscal year when determining the appropriate annual assumptions, including economic forecasts, relevant benchmarks, historical trends, portfolio composition and peer company comparisons. These assumptions, used to determine our pension liabilities and pension expense, are reviewed annually by senior management and changed when appropriate. A discount rate will be changed annually if underlying rates have moved, whereas an expected long-term return on assets will be changed less frequently as longer-term trends in asset returns emerge or long-term target asset allocations are revised. To calculate the discount rate, we use the granular approach to determining service cost and interest cost. The expected rate of return assumptions for all plans are supported by an analysis of the weighted-average yield expected to be achieved with the anticipated makeup of investments. Other material assumptions include rates of participant mortality, and the expected long-term rates of compensation and pension increases.

Funding is based on actuarially determined contributions and is limited to amounts that are currently deductible for tax purposes, or as agreed to with the plan trustees for the U.K. plans. Since funding calculations are based on different measurements than those used for accounting purposes, pension contributions are not equal to net periodic benefit cost.

We recorded a combined $147 million net periodic benefit income for our U.S. and U.K. plans for the year ended December 31, 2019. For the U.S. and U.K. plans, the following table presents our estimated net periodic benefit income for 2020 and the impact to both plans of a 0.25% increase and decrease to both the expected return on assets (‘EROA’) and the discount rate assumptions; and the projected benefit obligations as of December 31, 2019 and the impact of a 0.25% increase and decrease to the discount rates:

	Totals - current estimates	Impact of 0.25% change to EROA		Impact of 0.25% change to discount rate
		Increase	Decrease	Increase	Decrease
Estimated 2020 (income):
U.S. Plans	$(52)	$(10)	$10	$(9)	$9
U.K. Plans	$(157)	$(13)	$13	$(1)	$1
Projected benefit obligation at December 31, 2019:
U.S. Plans	$4,768	N/A	N/A	$(145)	$153
U.K. Plans	$4,259	N/A	N/A	$(189)	$203

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

Goodwill is tested at the reporting unit level, and the Company had nine reporting units as of October 1, 2019.

During fiscal year 2019, the Company performed Step 1 of the two-step impairment test for all reporting units. Each of the reporting units' estimated fair values were in excess of their carrying values. To perform the test, we used valuation techniques to estimate the fair value of a reporting unit that are under the income and/or market approaches of valuation methods. Under the discounted cash flow method, an income approach, the business enterprise value is determined by discounting to present value the terminal value which is calculated using debt-free after-tax cash flows for a finite period of years. Key estimates in this approach were internal financial projection estimates prepared by management, assessment of business risk, and expected rates of return on capital. The guideline company method, a market approach, develops valuation multiples by comparing our reporting units to similar publicly-traded companies. Key estimates and determination of valuation multiples rely on the selection of similar companies, obtaining forecast revenue and EBITDA estimates for the similar companies and selection of valuation multiples as they apply to the reporting unit characteristics. Under the similar transactions method, a market approach, actual transaction prices and operating data from companies deemed reasonably similar to the reporting units are used to develop valuation multiples as an indication of how much a knowledgeable investor in the marketplace would be willing to pay for the business units.

If the Company was required to perform Step 2 for any of the reporting units used in Step 1, we would determine the implied fair value of all of the assets and liabilities of that reporting unit (including any recognized or unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. Then the implied fair value of goodwill would be compared to the carrying amount of that goodwill to determine if goodwill is impaired. For the year ended December 31, 2019, we did not record any impairment losses of goodwill or intangibles.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Risk Management

We are exposed to market risk from changes in foreign currency exchange rates. In order to manage the risk arising from these exposures, we enter into a variety of foreign currency derivatives. We do not hold financial or derivative instruments for trading purposes.

A discussion of our accounting policies for financial and derivative instruments is included in Note 2 — Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements and Note 10 — Derivative Financial Instruments within Item 8 of this Annual Report on Form 10-K.

Foreign Exchange Risk

Because of the large number of countries and currencies we operate in, movements in currency exchange rates may affect our results.

We report our operating results and financial condition in U.S. dollars. Our U.S. operations earn revenue and incur expenses primarily in U.S. dollars. Outside the U.S., we predominantly generate revenue and expenses in the local currency with the exception of our London market operations which earn revenue in several currencies but incur expenses predominantly in Pounds sterling.

The table below gives an approximate analysis of revenue and expenses by currency in 2019.

	U.S. dollars	Pounds sterling	Euro	Other currencies
Revenue	57%	12%	15%	16%
Expenses (i)	50%	20%	13%	17%

(i)

These percentages exclude certain expenses for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. These items include amortization of intangible assets and transaction and integration expenses.

Our principal exposures to foreign exchange risk arise from:

•	our London market operations;
•	intercompany lending between subsidiaries; and
•	translation.

London market operations

The Company’s primary foreign exchange risks in its London market operations arise from changes in the exchange rate between the U.S. dollar and Pound sterling as its London market operations earn the majority of its revenue in U.S. dollars but incur expenses predominantly in Pounds sterling, and may also hold significant foreign currency asset or liability positions on its consolidated balance sheet. In addition, the London market operations earn significant revenue in Euro and Japanese yen.

The foreign exchange risks in our London market operations are hedged to the extent that:

•

forecast Pounds sterling expenses exceed Pounds sterling revenue, in which case the Company limits its exposure to this exchange rate risk by the use of forward contracts matched to a portion of the forecast Pounds sterling outflows arising in the ordinary course of business. In addition, we are also exposed to foreign exchange risk on any net Pounds sterling asset or liability position in our London market operations;

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

Intercompany lending between subsidiaries

The Company engages in intercompany borrowing and lending between subsidiaries, primarily through our in-house banking operations which give rise to foreign exchange exposures. The Company mitigates these risks through the use of short-term foreign currency forward and swap transactions that offset the underlying exposure created when the borrower and lender have different functional currencies. These derivatives are not generally designated as hedging instruments and at December 31, 2019, we had notional amounts of $931 million (denominated primarily in U.S. dollars, Pound sterling, Euro and Australian dollars), and had net fair value assets of $21 million. Maturities are typically within three months.

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

The table below provides information about our foreign currency forward exchange contracts, which are sensitive to exchange rate risk. The table summarizes the U.S. dollar equivalent amounts of each currency bought and sold forward and the weighted-average contractual exchange rates. All forward exchange contracts mature within two years.

	Settlement date before December 31,
	2020		2021
December 31, 2019	Contract amount	Average contractual exchange rate	Contract amount	Average contractual exchange rate
	(millions)		(millions)
Foreign currency sold
U.S. dollars sold for Pounds sterling	$243	$1.33 = £1	$114	$1.30 = £1
Euros sold for U.S. dollars	72	€1 = $1.16	30	€1 = $1.15
Japanese yen sold for U.S. dollars	16	¥105.82 = $1	7	¥104.94 = $1
Euros sold for Pounds sterling	12	€1 = £1.12	5	€1 = £1.12
Total	$343		$156
Fair value (i)	$4		$4

(i)

Represents the difference between the contract amount and the cash flow in U.S. dollars which would have been receivable had the foreign currency forward exchange contracts been entered into on December 31, 2019 at the forward exchange rates prevailing at that date.

Income earned within foreign subsidiaries outside of the U.K. is generally offset by expenses in the same local currency, however the Company does have exposure to foreign exchange movements on the net income of these entities.

Interest Rate Risk

The Company has access to $1.25 billion under a revolving credit facility expiring March 7, 2022. As of December 31, 2019, no amount was drawn on this facility. We are also subject to market risk from exposure to changes in interest rates based on our investing activities where our primary interest rate risk arises from changes in short-term interest rates in U.S. dollars, Pounds sterling and Euros.

The table below provides information about our financial instruments that are sensitive to changes in interest rates. The Company’s previously-held interest rate swap derivatives matured during 2018, and it has not entered into additional interest rate hedging contracts during 2019.

	Expected to mature before December 31,
	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value (i)
	($ in millions)
Fixed rate debt
Principal	$—	950	$606	$250	$650	$2,825	$5,281	$5,634
Fixed rate payable	—	4.684%	2.125%	4.625%	3.600%	4.348%	4.074%
Floating rate debt
Principal	$319	$22	$17	$13	$3	—	$374	$379
Variable rate payable (ii)	3.047%	5.450%	5.450%	5.530%	5.600%	—	3.404%

(i)	Represents the net present value of the expected cash flows discounted at current market rates of interest or quoted market rates as appropriate.

(ii)	Represents the estimated interest rate payable.

Interest Income on Fiduciary Funds

As a result of our operating activities, we receive cash for premiums and claims which we deposit in short-term investments denominated in U.S. dollars and other currencies.  We earn interest on these funds, which is included in our consolidated financial statements as interest income. These funds are regulated in terms of access and the instruments in which they may be invested, most of which are short-term in maturity. At December 31, 2019, we held $2.0 billion of fiduciary funds invested in interest-bearing accounts. If short-term interest rates increased or decreased by 25 basis points, interest earned on these invested fiduciary funds, and therefore our interest income recognized, would increase or decrease by approximately $5 million on an annualized basis.

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

As of December 31, 2019, the Company’s primary exposure is its $1.25 billion revolving credit facility maturing in 2022 and its collateralized facility assumed as part of its acquisition of TRANZACT, which are both priced using rates tied to LIBOR. We anticipate renegotiating the revolving credit facility prior to the potential LIBOR quotation termination date and will renegotiate, or repay, the collateralized facility prior to the end of 2021. In addition, the Company and its subsidiaries have entered into various intercompany notes indexed to LIBOR. The Company expects to amend or replace the LIBOR-based intercompany notes as necessary to reflect new market benchmarks for the relevant loan currencies prior to the 2021 deadline.

We are currently evaluating the LIBOR-related risks that may be inherent elsewhere in our business and are monitoring for further proposals and guidance from the ARRC and other alternative-rate initiatives, with the expectation that we will be prepared for the termination and replacement of the LIBOR benchmarks.

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

The Company maintains a policy of providing for the diversification of cash and cash equivalent investments and places such investments in an extensive number of financial institutions to limit the amount of credit risk exposure. These financial institutions are monitored on an ongoing basis for credit quality predominantly using information provided by credit agencies.

Concentrations of credit risk with respect to receivables are limited due to the large number of clients and markets in which the Company does business, as well as the dispersion across many geographic areas. Management does not believe that significant risk exists in connection with the Company’s concentrations of credit as of December 31, 2019.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WILLIS TOWERS WATSON

INDEX TO FORM 10-K

For the year ended December 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Willis Towers Watson Public Limited Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Willis Towers Watson Public Limited Company and subsidiaries (the ‘Company’) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, changes in equity and cash flows, for the three years then ended, and the related notes (collectively referred to as the ‘financial statements’). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the three years then ended, in conformity with accounting principles generally accepted in the United States of America (‘US GAAP’).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (‘PCAOB’), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for revenue from contracts with customers in the year ended December 31, 2018 due to adoption of Accounting Standard Update (‘ASU’) No. 2014-09, Revenue from Contracts with Customers.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Errors and Omissions Reserve — Refer to Notes 2, 15 and 16 to the financial statements

Critical Audit Matter Description

The Company has established provisions against various actual and potential claims, lawsuits and other proceedings relating principally to alleged errors and omissions (‘E&O’) which arise in connection with the placement of insurance and reinsurance and provision of broking, consulting and outsourcing services in the ordinary course of business. Such provisions cover claims that have been reported but not paid and also claims that have been incurred but not reported (‘IBNR’). These provisions are established based on actuarial estimates together with individual case reviews. Significant management judgment is required to estimate the amounts of such claims.

Auditing management’s judgments related to its E&O provision, and in particular the broking, consulting and outsourcing business provision related to the IBNR and the broking business provision related to significant claims reported but not paid, involved especially complex and subjective judgment and an increased extent of effort, including the need to involve our actuarial specialists.

How the Critical Audit Matter Was Addressed in the Audit

We tested the effectiveness of controls over the Company’s estimation of the E&O provision including controls over the underlying historical claims data, the actuarial methodology used, the assumptions selected by management that are used to calculate the broking, consulting and outsourcing business IBNR provisions, and the establishment and quarterly evaluation of provisions for reported claims, including significant claims for the broking business.

For the IBNR provisions, we evaluated the appropriateness of the IBNR models, including evaluating changes needed or warranted given changes in the business, and evaluated the consistency of the model with prior years in order to challenge the methodology used to estimate the provisions.  With the assistance of our actuarial specialists, we assessed the methodology and models used, including key inputs and assumptions used in, and arithmetical accuracy of, the models used. We also performed retrospective reviews of management’s estimated claims emergence in comparison to actual results and evaluated the provisions set by management in comparison to a range of independent estimates that we developed.

We evaluated the E&O matters and the appropriateness of their projected settlement values through inquiries of, and confirmations from, external lawyers handling those matters for the Company.

TRANZACT Acquisition – Refer to Notes 2, 3 and 7 to the financial statements

Critical Audit Matter Description

On July 30, 2019, the Company acquired TRANZACT for consideration of $1.3 billion. The purchase price was allocated to the identifiable assets acquired and liabilities assumed based on their respective fair values, including a customer relationship intangible asset of $612 million and renewal commissions receivables of $166 million. Management estimated the fair value of the customer relationship intangible asset using a generally accepted valuation method appropriate for the type of intangible asset. Management estimated the fair value of the renewal commissions receivables upon acquisition date by applying a present-value adjustment to the carrying value of the receivables, which were originally determined using an actuarial model to account for variable consideration uncertainties. The Company will account for the renewal commissions receivables prospectively using the cost-recovery method. Significant management judgment is required in making estimates and assumptions in the fair value determination of the customer relationship intangible asset and renewal commissions receivables and the selection of the accounting method for subsequent measurement of the renewal commissions receivables after the acquisition date.

We identified the valuations of the customer relationship intangible asset and renewal commissions receivables related to the acquisition of TRANZACT as a critical audit matter because of the significant estimates management made to determine their relative fair values. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value and actuarial specialists, when performing audit procedures to evaluate the reasonableness of management’s assumptions related to future cash flows, discount rates, attrition rates, and lapse rates.

In addition, the selection of the cost-recovery method for measurement of the acquired renewal commissions receivables after acquisition is a critical audit matter because it required management to exercise significant judgment given the lack of prescriptive guidance for subsequent accounting for such assets under US GAAP. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve professionals in our firm with expertise in business combination accounting to evaluate the reasonableness of the use of the cost-recovery method.

How the Critical Audit Matter Was Addressed in the Audit

We tested the effectiveness of controls over valuation, including management’s controls over forecasts of future cash flows, selection of the discount rate, and selection of key assumptions supporting management’s estimates (i.e., attrition rates and lapse rates).

We assessed the reasonableness of management’s forecasts of future cash flows used in the customer relationship intangible asset model by utilizing the historical results and certain peer company data. We evaluated whether said estimated future cash flows were consistent with evidence obtained in other areas of the audit.

With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate used in the customer relationship intangible asset model by testing the source information underlying the determination of the discount rate; testing the mathematical accuracy of the calculation of the discount rate; and developing a range of independent estimates and comparing those to the discount rate selected by management.

With the assistance of our fair value specialists, we evaluated the reasonableness of the attrition rate used in the customer relationship intangible asset model by evaluating the attrition rate methodology; testing the mathematical accuracy of the attrition rate assumption; and testing the completeness and accuracy of the underlying data supporting the attrition rate assumption by testing a selection of the insurance carriers and products and evaluating the appropriateness of the revenue attrition calculation for each insurance carrier and product.

With the assistance of our actuarial specialists, we evaluated the reasonableness of the lapse rates used in the renewal commissions receivables model by evaluating the lapse rate methodology; testing the mathematical accuracy of each lapse rate assumption; and evaluating the rationale for experience adjustments made in developing the lapse rate assumptions.

With the assistance of professionals in our firm with expertise in business combination accounting, we evaluated the Company’s conclusion regarding the use of the cost-recovery method.

/s/ Deloitte & Touche LLP

Philadelphia, PA

February 26, 2020

We have served as the Company’s auditor since 2017.

WILLIS TOWERS WATSON

Consolidated Statements of Comprehensive Income

(In millions of U.S. dollars, except per share data)

	Years ended December 31,
	2019	2018	2017
Revenue	$9,039	$8,513	$8,202
Costs of providing services
Salaries and benefits	5,249	5,123	4,967
Other operating expenses	1,719	1,637	1,534
Depreciation	240	208	203
Amortization	489	534	581
Restructuring costs	—	—	132
Transaction and integration expenses	13	202	269
Total costs of providing services	7,710	7,704	7,686
Income from operations	1,329	809	516
Interest expense	(234)	(208)	(188)
Other income, net	227	250	164
INCOME FROM OPERATIONS BEFORE INCOME TAXES	1,322	851	492
(Provision for)/benefit from income taxes	(249)	(136)	100
NET INCOME	1,073	715	592
Income attributable to non-controlling interests	(29)	(20)	(24)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$1,044	$695	$568

EARNINGS PER SHARE
Basic earnings per share	$8.05	$5.29	$4.21
Diluted earnings per share	$8.02	$5.27	$4.18

NET INCOME	$1,073	$715	$592
Other comprehensive (loss)/income, net of tax:
Foreign currency translation	$78	$(251)	$295
Defined pension and post-retirement benefits	(329)	(199)	14
Derivative instruments	21	2	75
Other comprehensive (loss)/income, net of tax, before non-controlling interests	(230)	(448)	384
Comprehensive income before non-controlling interests	843	267	976
Comprehensive income attributable to non-controlling interests	(29)	(20)	(37)
Comprehensive income attributable to Willis Towers Watson	$814	$247	$939

See accompanying notes to the consolidated financial statements

WILLIS TOWERS WATSON

Consolidated Balance Sheets

(In millions of U.S. dollars, except share data)

	December 31, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$887	$1,033
Fiduciary assets	13,004	12,604
Accounts receivable, net	2,621	2,379
Prepaid and other current assets	525	404
Total current assets	17,037	16,420
Fixed assets, net	1,046	942
Goodwill	11,194	10,465
Other intangible assets, net	3,478	3,318
Right-of-use assets	968	—
Pension benefits assets	868	773
Other non-current assets	835	467
Total non-current assets	18,389	15,965
TOTAL ASSETS	$35,426	$32,385
LIABILITIES AND EQUITY
Fiduciary liabilities	$13,004	$12,604
Deferred revenue and accrued expenses	1,784	1,647
Current debt	316	186
Current lease liabilities	164	—
Other current liabilities	802	864
Total current liabilities	16,070	15,301
Long-term debt	5,301	4,389
Liability for pension benefits	1,324	1,170
Deferred tax liabilities	526	559
Provision for liabilities	537	540
Long-term lease liabilities	964	—
Other non-current liabilities	335	429
Total non-current liabilities	8,987	7,087
TOTAL LIABILITIES	25,057	22,388
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NON-CONTROLLING INTEREST	—	26
EQUITY (i)
Additional paid-in capital	10,687	10,615
Retained earnings	1,792	1,201
Accumulated other comprehensive loss, net of tax	(2,227)	(1,961)
Treasury shares, at cost, 17,519 in 2019 and 2018 and 40,000 shares, €1 nominal value, in 2019 and 2018	(3)	(3)
Total Willis Towers Watson shareholders’ equity	10,249	9,852
Non-controlling interests	120	119
Total equity	10,369	9,971
TOTAL LIABILITIES AND EQUITY	$35,426	$32,385

_________

(i)

Equity includes (a) Ordinary shares $0.000304635 nominal value; Authorized 1,510,003,775; Issued 128,689,930 (2019) and 128,921,530 (2018); Outstanding 128,689,930 (2019) and 128,921,530 (2018); (b) Ordinary shares, €1 nominal value; Authorized and Issued 40,000 shares in 2019 and 2018; and (c) Preference shares, $0.000115 nominal value; Authorized 1,000,000,000 and Issued none in 2019 and 2018.

See accompanying notes to the consolidated financial statements

WILLIS TOWERS WATSON

Consolidated Statements of Cash Flows

(In millions of U.S. dollars)

	Years ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$1,073	$715	$592
Adjustments to reconcile net income to total net cash from operating activities:
Depreciation	240	213	252
Amortization	489	534	581
Non-cash lease expense	148	—	—
Net periodic benefit of defined benefit pension plans	(135)	(163)	(91)
Provision for doubtful receivables from clients	9	8	17
Benefit from deferred income taxes	(72)	(115)	(285)
Share-based compensation	74	50	67
Net loss/(gain) on disposal of operations	2	9	(13)
Non-cash foreign exchange loss	26	26	77
Other, net	17	8	(57)
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable	(261)	68	(64)
Fiduciary assets	(365)	(839)	(1,167)
Fiduciary liabilities	365	839	1,167
Other assets	(269)	(22)	(128)
Other liabilities	(264)	(20)	(51)
Provisions	4	(23)	(35)
Net cash from operating activities	1,081	1,288	862
CASH FLOWS USED IN INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	(246)	(268)	(300)
Capitalized software costs	(59)	(54)	(75)
Acquisitions of operations, net of cash acquired	(1,329)	(36)	(13)
Net proceeds from sale of operations	17	4	57
Other, net	3	13	(4)
Net cash used in investing activities	(1,614)	(341)	(335)
CASH FLOWS FROM/(USED IN) FINANCING ACTIVITIES
Net (payments)/borrowings on revolving credit facility	(131)	(754)	642
Senior notes issued	997	998	649
Proceeds from issuance of other debt	1,100	—	32
Debt issuance costs	(13)	(8)	(9)
Repayments of debt	(995)	(170)	(734)
Repurchase of shares	(150)	(602)	(532)
Proceeds from issuance of shares	45	45	61
Payments related to share cancellation	—	—	(177)
Payments of deferred and contingent consideration related to acquisitions	(57)	(50)	(65)
Cash paid for employee taxes on withholding shares	(15)	(30)	(18)
Dividends paid	(329)	(306)	(277)
Acquisitions of and dividends paid to non-controlling interests	(55)	(26)	(51)
Net cash from/(used in) financing activities	397	(903)	(479)
(DECREASE)/INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(136)	44	48
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	(41)	112
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR (i)	1,033	1,030	870
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR (i)	$895	$1,033	$1,030

(i)

As a result of the acquired TRANZACT collateralized facility (see Note 11 — Debt), cash, cash equivalents and restricted cash at the end of the year included $8 million of restricted cash at December 31, 2019, which is included within prepaid and other current assets on our consolidated balance sheet. There were no restricted cash amounts held at December 31, 2018, 2017 and 2016.

See accompanying notes to the consolidated financial statements

WILLIS TOWERS WATSON

Consolidated Statements of Changes in Equity

(In millions of U.S. dollars and number of shares in thousands)

	Shares outstanding	Additional paid-in capital	Retained earnings	Treasury shares	AOCL (i)	Total WTW shareholders’ equity	Non-controlling interests	Total equity	Redeemable Non-controlling interest (ii)	Total
Balance as of January 1, 2017	136,297	$10,596	$1,452	$(99)	$(1,884)	$10,065	$118	$10,183	$51
Adoption of ASU 2016-16	—	—	(3)	—	—	(3)	—	(3)	—
Shares repurchased	(3,797)	—	(532)	—	—	(532)	—	(532)	—
Shares canceled	(1,415)	(177)	(96)	96	—	(177)	—	(177)	—
Net income	—	—	568	—	—	568	16	584	8	$592
Dividends ($2.12 per share)	—	—	(285)	—	—	(285)	—	(285)	—
Dividends attributable to non-controlling interests	—	—	—	—	—	—	(15)	(15)	(3)
Other comprehensive income	—	—	—	—	371	371	7	378	6	$384
Issuance of shares under employee stock compensation plans	1,055	62	—	—	—	62	—	62	—
Share-based compensation and net settlements	—	67	—	—	—	67	—	67	—
Acquisition of non-controlling interests	—	—	—	—	—	—	(3)	(3)	(34)
Foreign currency translation	—	(10)	—	—	—	(10)	—	(10)	—
Balance as of December 31, 2017	132,140	$10,538	$1,104	$(3)	$(1,513)	$10,126	$123	$10,249	$28
Adoption of ASC 606 (see Note 2)	—	—	317	—	—	317	—	317	—
Shares repurchased	(3,919)	—	(602)	—	—	(602)	—	(602)	—
Net income	—	—	695	—	—	695	18	713	2	$715
Dividends ($2.40 per share)	—	—	(313)	—	—	(313)	—	(313)	—
Dividends attributable to non-controlling interests	—	—	—	—	—	—	(24)	(24)	(2)
Other comprehensive (loss)/income	—	—	—	—	(448)	(448)	2	(446)	(2)	$(448)
Issuance of shares under employee stock compensation plans	701	45	—	—	—	45	—	45	—
Share-based compensation and net settlements	—	27	—	—	—	27	—	27	—
Foreign currency translation	—	5	—	—	—	5	—	5	—
Balance as of December 31, 2018	128,922	$10,615	$1,201	$(3)	$(1,961)	$9,852	$119	$9,971	$26
Adoption of ASU 2018-02 (see Note 2)	—	—	36	—	(36)	—	—	—	—
Shares repurchased	(788)	—	(150)	—	—	(150)	—	(150)	—
Net income	—	—	1,044	—	—	1,044	23	1,067	6	$1,073
Dividends ($2.60 per share)	—	—	(339)	—	—	(339)	—	(339)	—
Dividends attributable to non-controlling interests	—	—	—	—	—	—	(21)	(21)	(2)
Other comprehensive loss	—	—	—	—	(230)	(230)	—	(230)	—	$(230)
Issuance of shares under employee stock compensation plans	556	45	—	—	—	45	—	45	—
Share-based compensation and net settlements	—	32	—	—	—	32	—	32	—
Acquisition of non-controlling interests	—	(6)	—	—	—	(6)	(1)	(7)	(30)
Foreign currency translation	—	1	—	—	—	1	—	1	—
Balance as of December 31, 2019	128,690	$10,687	$1,792	$(3)	$(2,227)	$10,249	$120	$10,369	$—

_________

(i)	Accumulated other comprehensive loss, net of tax (‘AOCL’).
(ii)

The redeemable non-controlling interest was related to Max Matthiessen Holding AB. The Company purchased the remaining non-controlling interest of Max Matthiessen Holding AB during the year ended December 31, 2019.

See accompanying notes to the consolidated financial statements

WILLIS TOWERS WATSON

Notes to the Consolidated Financial Statements

(Tabular amounts are in millions of U.S. dollars, except per share data)

Note 1 — Nature of Operations

Willis Towers Watson plc is a leading global advisory, broking and solutions company that helps clients around the world turn risk into a path for growth. The Company has more than 45,000 employees and services clients in more than 140 countries.

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

We operate a private Medicare marketplace in the U.S. through which, along with our active employee marketplace, we help our clients move to a more sustainable economic model by capping and controlling the costs associated with healthcare benefits.  Additionally, with the acquisition of TRANZACT in July 2019 (see Note 3 – Acquisitions and Divestitures), we also provide direct-to-consumer sales of Medicare coverage.

We are not an insurance company, and therefore we do not underwrite insurable risks for our own account. We believe our broad perspective allows us to see the critical intersections between talent, assets and ideas - the dynamic formula that drives business performance.

Note 2 — Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The accompanying audited consolidated financial statements of Willis Towers Watson and our subsidiaries are presented in accordance with the rules and regulations of the SEC for annual reports on Form 10-K and are prepared in accordance with U.S. GAAP. The consolidated financial statements include the results of operations of TRANZACT for the period from the date of acquisition through December 31, 2019 (see Note 3 — Acquisitions and Divestitures for further information). All intercompany accounts and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments — The carrying values of our cash, cash equivalents and restricted cash, accounts receivable, accrued expenses, revolving lines of credit and term loans approximate their fair values because of the short maturity and liquidity of those instruments. We consider the difference between carrying value and fair value to be immaterial for our senior notes. The fair value of our senior notes are considered Level 2 financial instruments as they are corroborated by observable market data. See Note 12 — Fair Value Measurements for additional information about our measurements of fair value.

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

Cash and Cash Equivalents — Cash and cash equivalents primarily consist of time deposits with original maturities of 90 days or less. In certain of the countries in which we conduct business, we are subject to capital adequacy requirements. Most significantly, Willis Limited, our U.K. brokerage subsidiary regulated by the Financial Conduct Authority, is currently required to maintain $140 million in unencumbered and available financial resources, of which at least $79 million must be in cash, for regulatory purposes. Term deposits and certificates of deposits with original maturities greater than 90 days are considered to be short-term investments. As a result of the acquired TRANZACT collateralized facility (see Note 11 — Debt), we have $8 million of restricted cash at December 31, 2019, which is included within prepaid and other current assets on our consolidated balance sheet.

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

Income Taxes — The Company recognizes deferred tax assets and liabilities for the estimated future tax consequences of events attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and capital loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in the consolidated statement of comprehensive income in the period in which the change is enacted. Deferred tax assets are reduced through the establishment of a valuation allowance at such time as, based on available evidence, it is more likely than not that the deferred tax assets will not be realized. The Company adjusts valuation allowances to measure deferred tax assets at the amounts considered realizable in future periods when the Company’s facts and assumptions change. In making such determinations, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operating results. We place more reliance on evidence that is objectively verifiable.

Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination. The Company recognizes the benefits of uncertain tax positions in the financial statements when it is more likely than not that a position will be sustained on the basis of the technical merits of the position assuming the tax authorities have full knowledge of the position and all relevant facts. Recognition also occurs upon either the lapse of the relevant statute of limitations, or when positions are effectively settled. The benefit recognized is the largest amount of tax benefit that is greater than 50 percent likely to be realized on settlement with the tax authority. The Company adjusts its recognition of uncertain tax benefits in the period in which new information is available impacting either the recognition or measurement of its uncertain tax positions. Such adjustments are reflected as increases or decreases to income taxes in the period in which they are determined.

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

Derivatives — The Company uses derivative financial instruments to alter the risk profile of an existing underlying exposure. Interest rate swaps have been used in past years to manage interest risk exposures. Forward foreign currency exchange contracts are used to manage currency exposures arising from future income and expenses and to offset balance sheet exposures in currencies other than the functional currency of an entity. We do not hold any derivatives for trading purposes. The fair values of derivative contracts are recorded in other assets and other liabilities in the consolidated balance sheets. The effective portions of changes in the fair value of derivatives that qualify for hedge accounting as cash flow hedges are recorded in other comprehensive income. Amounts are reclassified from other comprehensive income into earnings when the hedged exposure affects earnings. If the derivative is designated and qualifies as an effective fair value hedge, the changes in the fair value of the derivative and of the hedged item associated with the hedged risk are both recognized in earnings. The amount of hedge ineffectiveness recognized in earnings is based on the extent to which an offset between the fair value of the derivative and hedged item is not achieved. Changes in the fair value of derivatives that do not qualify for hedge accounting, together with any hedge ineffectiveness on those that do qualify, are recorded in other income, net or interest expense as appropriate.

The Company evaluates whether its contracts include clauses or conditions which would be required to be separately accounted for at fair value as embedded derivatives. See Note 10 — Derivative Financial Instruments for additional information about the Company’s derivatives.

Commitments, Contingencies and Provisions for Liabilities — The Company establishes provisions against various actual and potential claims, lawsuits and other proceedings relating principally to alleged errors and omissions in the ordinary course of business. Such provisions cover claims that have been reported but not paid and also unasserted claims and related legal fees. These provisions are established based on actuarial estimates together with individual case reviews and are believed to be adequate in light of current information and legal advice. In certain cases, where a range of loss exists, we accrue the minimum amount in the range if no amount within the range is a better estimate than any other amount. To the extent such losses can be recovered under the Company’s insurance programs, estimated recoveries are recorded when losses for insured events are recognized and the recoveries are likely to be realized. Significant management judgment is required to estimate the amounts of such unasserted claims and the related insurance recoveries. The Company analyzes its litigation exposure based on available information, including consultation with outside counsel handling the defense of these matters, to assess its potential liability. These contingent liabilities are not discounted. See Note 15 — Commitments and Contingencies and Note 16 — Supplementary Information for Certain Balance Sheet Accounts for additional information about our commitments, contingencies and provisions for liabilities.

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

For the cash-settled share-based compensation, the Company recognizes a liability for the fair-value of the awards as of each reporting date. The liability for these awards is included within other non-current liabilities in the consolidated balance sheets since these amounts are not payable until at least 2021. Expense is recognized over the service period, and as the liability is remeasured at the end of each reporting period, changes in fair value are recognized as compensation cost within Salaries and benefits in the consolidated statements of comprehensive income. The significant assumptions underlying our expense calculations include the estimated achievement of any performance targets and estimated forfeiture rates.

See Note 19 — Share-based Compensation for additional information about the Company’s share-based compensation.

Fixed Assets — Fixed assets are stated at cost less accumulated depreciation. Expenditures for improvements are capitalized; repairs and maintenance are charged to expense as incurred. Depreciation is computed primarily using the straight-line method based on the estimated useful lives of assets.

Depreciation on internally-developed software is amortized over the estimated useful life of the asset ranging from 3 to 10 years. Buildings include assets held under finance leases and are depreciated over the lesser of 50 years, the asset lives or the lease terms. Depreciation on leasehold improvements is calculated over the lesser of the useful lives of the assets or the remaining lease terms. Depreciation on furniture and equipment is calculated based on a range of 3 to 10 years. Land is not depreciated.

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

Leases (effective from January 1, 2019) — The following policies were effective for the 2019 fiscal year as a result of the adoption, on January 1, 2019, of ASC 842, Leases (‘ASC 842’). The lease policies in effect prior to 2019 are reflected in the next section.

As an advisory, broking and solutions company providing services to clients in more than 140 countries, we enter into lease agreements from time to time, primarily for the use of real estate for our office space. We determine if an arrangement is a lease at the inception of the contract, and the nature of our operations is such that it is generally clear whether an arrangement contains a lease and what underlying asset is being leased. The majority of the leases into which we enter are operating leases. Upon entering into leases, we obtain the right to control the use of an identified space for a lease term and recognize these right-of-use (‘ROU’) assets on our consolidated balance sheets with corresponding lease liabilities reflecting our obligation to make the related lease payments. ROU assets are amortized over the term of the lease.

Our real estate leases are generally long-term in nature, with terms that typically range from 5 to 15 years. Our most significant lease supports our London market operations with a lease term through 2032. Our real estate leases often contain options to renew the lease, either through exercise of the option or through automatic renewal. Additionally, certain leases have options to cancel the lease with appropriate notice to the landlord prior to the end of the stated lease term. As we enter into new leases after the adoption of ASC 842, we consider these options as we assess lease terms in our recognized ROU assets and lease liabilities. If we are reasonably certain to exercise an option to renew a lease, we include this period in our lease term. To the extent that we have the option to cancel a lease, we recognize our ROU assets and lease liabilities using the term that would result from using this earlier date. If a significant penalty is required to cancel the lease at an earlier date, we assess our lease term as ending at the point when no significant penalty would be due.

In addition to payments for previously-agreed base rent, many of our lease agreements are subject to variable and unknown future payments, typically in the form of common area maintenance charges (a non-lease component as defined by ASC 842) or real estate taxes. These variable payments are excluded from our lease liabilities and ROU assets, and instead are recognized as lease expense within other operating expenses on the consolidated statement of comprehensive income as the amounts are incurred. To the extent that we have agreed to fixed charges for common area maintenance or other non-lease components, or our base rent increases by an index or rate (most commonly an inflation rate), these amounts are included in the measurement of our lease liabilities and ROU assets. We have elected the practical expedient under ASC 842 which allows the lease and non-lease components to be combined in our measurement of lease liabilities and ROU assets.

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

See Note 14 — Leases for additional information about our operating leases.

Operating Leases (effective before January 1, 2019) — Rentals payable on operating leases were charged on a straight-line basis to other operating expenses in the consolidated statements of comprehensive income over the lease terms prior to the implementation of ASC 842.

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

Acquired intangible assets are amortized over the following periods:

	Amortization basis	Expected life (years)
Client relationships	In line with underlying cash flows	5 to 20
Software	In line with underlying cash flows or straight-line basis	4 to 7
Trademark and trade name	Straight-line basis	14 to 25
Other	In line with underlying cash flows or straight-line basis	10 to 18

Prior to the adoption of ASC 842, favorable and unfavorable acquired lease agreement intangible assets and liabilities were amortized straight-line over the remaining terms of the leases. These amounts have been subsumed into the ROU assets upon adoption of ASC 842.

Goodwill is tested for impairment annually as of October 1, and whenever indicators of impairment exist. Goodwill is tested at the reporting unit level, and the Company had nine reporting units as of October 1, 2019. In the first step of the impairment test, the fair value of each reporting unit is compared with its carrying value, including goodwill. If the carrying value of a reporting unit exceeds its fair value, the amount of an impairment loss, if any, is calculated in the second step of the impairment test by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The Company’s goodwill impairment tests for the years ended December 31, 2019 and 2018 have not resulted in any impairment charges. See Note 9 — Goodwill and Other Intangible Assets for additional information about our goodwill and other intangible assets.

Pensions — The Company has multiple defined benefit pension and defined contribution plans. The net periodic cost of the Company’s defined benefit plans is measured on an actuarial basis using various methods and actuarial assumptions. The most significant assumptions are the discount rates (calculated using the granular approach to calculating service and interest cost) and the expected long-term rates of return on plan assets. Other material assumptions include rates of participant mortality, the expected long-term rates of compensation and pension increases and rates of employee termination. Gains and losses occur when actual experience differs from actuarial assumptions. If such gains or losses exceed ten percent of the greater of the market-related value of plan assets or the projected benefit obligation, the Company amortizes those gains or losses over the average remaining service period or average remaining life expectancy, as appropriate, of the plan participants. In accordance with U.S. GAAP, the Company records the funded status of its pension plans based on the projected benefit obligation on its consolidated balance sheets.

Contributions to the Company’s defined contribution plans are recognized as incurred. Differences between contributions payable in the year and contributions actually paid are shown as either other assets or other liabilities in the consolidated balance sheets. See Note 13 — Retirement Benefits for additional information about our pensions.

Revenue Recognition (effective from January 1, 2018) — The following policies were effective beginning with the 2018 fiscal year as a result of the adoption, on January 1, 2018, of ASC 606, Revenue From Contracts With Customers (‘ASC 606’). The revenue recognition policies in effect prior to 2018 are reflected in the next section.

We recognize revenue from a variety of services, with broking, consulting and outsourced administration representing our most significant offerings. All other revenue streams, which can be recognized at either point in time or over time, are individually less significant and are grouped in Other in our revenue disaggregation disclosures in Note 4 — Revenue. These Other revenue streams represent approximately 5% of customer contract revenue for the years ended December 31, 2019 and 2018.

Broking — Representing approximately 50% and 48% of customer contract revenue for the years ended December 31, 2019 and 2018, respectively, in our broking arrangements, we earn revenue by acting as an intermediary in the placement of effective insurance policies. Generally, we act as an agent and view our client to be the party looking to obtain insurance coverage for various risks, or an employer or sponsoring organization looking to obtain insurance coverage for its employees or members. Also, we act as an agent in reinsurance broking arrangements where our client is the party looking to cede risks to the reinsurance markets. Our primary performance obligation under the majority of these arrangements is to place an effective insurance or reinsurance policy, but there can also be significant post-placement obligations in certain contracts to which we need to allocate revenue. The most common of these is for claims handling or call center support. The revenue recognition method for these, after the relative fair value allocation, is described further as part of the ‘Outsourced Administration’ description below.

Due to the nature of the majority of our broking arrangements, no single document constitutes the contract for ASC 606 purposes. Our services may be governed by a mixture of different types of contractual arrangements depending on the jurisdiction or type of coverage, including terms of business agreements, broker-of-record letters, statements of work or local custom and practice. This is then confirmed by the client’s acceptance of the underlying insurance contract. Prior to the policy inception date, the client has not accepted nor formally committed to perform under the arrangement (i.e. pay for the insurance coverage in place). Therefore in the majority of broking arrangements, the contract date is the date the insurance policy incepts. However, in certain instances such as employer-sponsored Medicare broking or Affinity arrangements, where the employer or sponsoring organization is our customer, client acceptance of underlying individual policy placements is not required, and therefore the date at which we have a contract with a customer is not dependent upon placement.

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

Revenue from our broking services consists of commissions or fees negotiated in lieu of commissions. At times, we may receive additional income for performing these services from the insurance and reinsurance carriers’ markets, which is collectively referred to as ‘market derived income’. In situations in which our fees are not fixed but are variable, we must estimate the likely commission per policy, taking into account the likelihood of cancellation before the end of the policy term. For employer-sponsored Medicare broking, Affinity arrangements and proportional treaty reinsurance broking, the commissions to which we will be entitled can vary based on the underlying individual insurance policies that are placed. For employer-sponsored Medicare broking and proportional treaty reinsurance broking in particular, we base the estimates of transaction prices on supportable evidence from an analysis of past transactions, and only include amounts that are probable of being received or not refunded (referred to as applying ‘constraint’ under ASC 606). This is an area requiring significant judgment and results in us estimating a transaction price that may be significantly lower than the ultimate amount of commissions we may collect. The transaction price is then adjusted over time as we receive confirmation of our remuneration through receipt of treaty statements, or as other information becomes available.

We recognize revenue for most broking arrangements as of a point in time at the later of the policy inception date or when the policy placement is complete, because this is viewed as the date when control is transferred to the client. For employer-sponsored Medicare broking, we recognize revenue over time, as we stand ready under our agreements to place retiree Medicare coverage. For this type of broking arrangement, we recognize the majority of our placement revenue in the fourth quarter of the calendar year when most of the placement or renewal activity occurs.

Beginning on July 30, 2019 with the acquisition of TRANZACT (see Note 3 — Acquisitions and Divestitures), we have a direct-to-consumer Medicare broking offering. The contractual arrangements in this offering differ from our previously existing employer-sponsored Medicare broking offering described above. The governing contracts in our direct-to-consumer Medicare broking offering are the contractual arrangements with insurance carriers, for whom we act as an agent, that provide compensation in return for issued policies.  Once an application is submitted to a carrier, our obligation is complete, and we have no ongoing fulfilment obligations. We receive compensation from carriers in the form of commissions, administrative fees and marketing fees in the first year, and depending on the type of policy issued, we may receive renewal commissions for up to 25 years, provided the policies are renewed for such periods of time.

Because our obligation is complete upon application submission to the carrier, we recognize revenue at that date, which includes both compensation due to us in the first year as well as an estimate of the total renewal commissions that will be received over the lifetime of the policy.  This variable consideration estimate requires significant judgment, and will vary based on product type, estimated commission rates, the expected lives of the respective policies and other factors.  The Company has applied an actuarial model to account for these uncertainties, which is updated periodically based on actual experience, and includes an element of ‘constraint’ as defined by ASC 606 such that no significant reversal is expected to occur in the future.  Actual results will differ from these estimates.

The timing of renewal payments in our direct-to-consumer Medicare broking offering is reflective of regulatory restrictions and insurance carriers’ protection for cancellations and varies based on policy holder decisions that are outside of the control of both the Company and the insurance carriers. As such, the estimate of these renewal commissions receivables has not been discounted to reflect a significant financing component.

Consulting — We earn revenue for advisory and consulting work that may be structured as different types of service offerings, including annual recurring projects, projects of a short duration or stand-ready obligations. Collectively, our consulting arrangements represent approximately 32% and 34% of customer contract revenue for the years ended December 31, 2019 and 2018, respectively.

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

We use different progress measures to determine our revenue depending on the nature of the engagement:

•

Annual recurring projects and projects of short duration. These projects are typically straightforward and highly predictable in nature with either time-and-expense or fixed fee terms. Time-and-expense fees are recognized as hours or expenses are incurred using the ‘right to invoice’ practical expedient allowed under ASC 606. For fixed-fee arrangements, to the extent estimates can be made of the remaining work required under the arrangement, revenue is based upon the proportional performance method, using the value of labor hours spent to date compared to the estimated total value of labor hours for the entire engagement. We believe that cost represents a faithful depiction of the transfer of value because the completion of these performance obligations is based upon the professional services of employees of differing experience levels and thereby costs. It is appropriate that satisfaction of these performance obligations considers both the number of hours incurred by each employee and the value of each labor hour worked (as opposed to simply the hours worked).

•

Stand-ready obligations. These projects consist of repetitive monthly or quarterly services performed consistently each period. As none of the activities provided under these services are performed at specified times and quantities, but at the discretion of each customer, our obligation is to stand ready to perform these services on an as-needed basis. These arrangements represent a ‘series’ performance obligation in accordance with ASC 606. Each time increment (i.e., each month or quarter) of standing ready to provide the overall services is distinct and the customer obtains value from each period of service independent of the other periods of service.

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

Outsourced Administration — We provide customized benefits outsourcing and co-sourcing solutions services in relation to the administration of defined benefit, defined contribution, and health and welfare plans. These plans are sponsored by our clients to provide benefits to their active or retired employees. Additionally, these services include operating call centers, and may include providing access to, and managing, a variety of consumer-directed savings accounts. The operation of call centers and consumer-directed accounts can be provisioned as part of an ongoing administration or solutions service, or separately as part of a broking arrangement. The products and services available to all clients are the same, but the selections by a client can vary and portray customized products and services based on the customer’s specific needs. Our services often include the use of proprietary systems that are configured for each of our clients’ needs. In total, our outsourced administration services represent approximately 12% of customer contract revenue for the years ended December 31, 2019 and 2018.

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

We have engagement letters with our clients that specify the terms and conditions upon which the engagements are based. These terms and conditions can only be changed upon agreement by both parties. Fees for these arrangements can be fixed, per-participant-per-month, or in the case of call center services, provided in conjunction with our broking services, with an allocation based on commissions. Our fees are not typically payable until the commencement of the ongoing administration phase. However, in our health and welfare arrangements, we begin transferring services to our customers approximately four months prior to payments being due as part of our annual onboarding and enrollment work. Although our per-participant-per-month and commission-based fees are considered variable, they are typically predictable in nature, and therefore we generally do not ‘constrain’ any portion of our transaction price estimates. Once fees become payable, payment is typically due on a monthly basis as we perform under the contract, and we are entitled to be reimbursed for work performed to date in the event of termination.

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

Reimbursed expenses — Client reimbursable expenses, including those relating to travel, other out-of-pocket expenses and any third-party costs, are included in revenue, and an equivalent amount of reimbursable expenses is included in other operating expenses as a cost of revenue as incurred. Reimbursed expenses represented approximately 1% of customer contract revenue for the years ended December 31, 2019 and 2018. Taxes collected from customers and remitted to government authorities are recorded net and are excluded from revenue.

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

Delivered software. We deliver software under arrangements with clients who take possession of our software. The maintenance associated with the initial software fees was a fixed percentage which enabled us to determine the stand-alone value of the delivered software separate from the maintenance. We recognized the initial software fees as software was delivered to the client, and we recognized the maintenance fees ratably over the contract period based on each element’s relative fair value. For software arrangements in which initial fees were received in connection with mandatory maintenance for the initial software license to remain active, we determined that the initial maintenance period was substantive. Therefore, we recognized the fees for the initial license and maintenance bundle ratably over the initial contract term, which was generally one year. Each subsequent renewal fee was recognized ratably over the contractually-stated renewal period.

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

Recent Accounting Pronouncements

Not adopted for 2019

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, current U.S. GAAP requires the performance of procedures to determine the fair value at the impairment testing date of assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, the amendments under this ASU require the goodwill impairment test to be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU became effective for the Company on January 1, 2020, at which time the Company adopted it. The amendments in this ASU are applied on a prospective basis. There will be no immediate impact to the Company’s consolidated financial statements upon adopting this ASU. The most recent Step 1 goodwill impairment test resulted in fair values in excess of carrying values for all reporting units at October 1, 2019.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which clarifies and amends existing guidance, including removing certain exceptions to the general principles of accounting for income taxes. This ASU becomes effective for the Company on January 1, 2021. Some of the changes must be applied on a retrospective or modified retrospective basis while others must be applied on a prospective basis. Early adoption is permitted. The Company does not plan to adopt this ASU early and is assessing the expected impact on our consolidated financial statements.

In August 2018, the FASB issued two ASU’s as part of its disclosure framework project. The focus of this project is to improve the effectiveness of disclosures in the notes to the financial statements by facilitating clear communication of the information required by U.S. GAAP that is most important to users of an entity’s financial statements. Both of these ASU’s remove certain disclosure requirements and add or modify other requirements. The first of these ASU’s was ASU No. 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.  This ASU became effective for the Company on January 1, 2020, at which time we adopted it. Certain provisions of the ASU were required to be adopted retrospectively, while others were required to be adopted prospectively. This ASU will not have a material impact on the notes to our consolidated financial statements. See below for a discussion of the second ASU that was part of this disclosure framework project.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments, which amends the guidance on the impairment of financial instruments. The ASU adds an impairment model (known as the current expected credit loss (‘CECL’) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of lifetime expected credit losses on assets measured at amortized cost, which is intended to result in more timely recognition of such losses. The ASU is also intended to reduce the complexity of U.S. GAAP by decreasing the number of credit impairment models that entities use to account for debt instruments. Further, the ASU makes targeted changes to the impairment model for available-for-sale debt securities. Additional ASUs have since been issued which provide amended and additional guidance for the implementation of ASU No. 2016-13. All related guidance has been codified into, and is now known as, ASC 326, Financial Instruments—Credit Losses (‘ASC 326’). ASC 326 became effective for the Company on January 1, 2020, at which time we adopted it. This ASU will not have a material impact on our consolidated financial statements.

Adopted for 2019

In February 2016, the FASB issued ASU No. 2016-02, Leases (‘ASU No. 2016-02’), which requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. Additional ASUs have since been issued which provide amended and additional guidance for the implementation of ASU No. 2016-02. All related guidance has been codified into, and is now known as, ASC 842, Leases (‘ASC 842’). ASC 842 became effective, and was adopted by the Company, on January 1, 2019. See above and Note 14 – Leases for a full description of the Company’s impact from adoption, adoption elections made and the newly-required disclosures.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (‘ASU 2018-02’), which allows for a reclassification from accumulated other comprehensive income/(loss) to retained earnings for ‘stranded’ tax effects (those tax effects of items within accumulated other comprehensive income resulting from the historical corporate income tax rate reduction) resulting from U.S. Tax Reform. The amendments within this ASU also require certain disclosures about stranded tax effects. The ASU became effective for, and was adopted by, the Company on January 1, 2019, at which time it recorded a reclassification between AOCL and retained earnings of $36 million. The reclassification of $36 million from AOCL includes the effect of the change in the U.S. federal corporate tax rate, however it does not include other income tax effects of U.S. Tax Reform. The stranded tax effect primarily relates to defined pension and other post-retirement benefits. The Company’s policy is to use the portfolio approach for releasing disproportionate income tax effects from AOCL.

As noted above, in August 2018, the FASB issued two ASU’s as part of its disclosure framework project. The second ASU was ASU No. 2018-14, Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU will impact certain 10-K disclosures and will be effective for the Company for its 2020 Annual Report on Form 10-K. The changes must be applied on a retrospective basis. As permitted, the Company elected to early-adopt this ASU during the year ended December 31, 2019. This ASU did not have a material impact to the notes to our consolidated financial statements.

Note 3 — Acquisitions and Divestitures

The following disclosures discuss significant transactions during the three-year period ended December 31, 2019.

Acquisitions

TRANZACT Acquisition

On July 30, 2019, the Company acquired TRANZACT, a U.S.-based provider of comprehensive, direct-to-consumer sales and marketing solutions for leading insurance carriers in the U.S. TRANZACT leverages digital, data and direct marketing solutions to deliver qualified leads, fully-provisioned sales and robust customer management systems to brands seeking to acquire and manage large numbers of consumers. Pursuant to the terms of the acquisition agreement, subject to certain adjustments, the consideration consisted of $1.3 billion paid in cash at closing. Additional contingent consideration in the form of a potential earn-out of up to $17 million is to be paid in cash in 2021 based on the achievement of certain financial targets. The acquisition was initially funded in part with a $1.1 billion one-year term loan (see Note 11 — Debt for a description of the term loan and the partial repayment), with the remainder being funded from the Company’s existing revolving credit facility. TRANZACT operates as part of our Benefits Delivery and Administration segment and enhances the Company’s existing Medicare broking offering, while also adding significant direct-to-consumer marketing experience.

A summary of the preliminary fair values of the identifiable assets acquired, and liabilities assumed, of TRANZACT at July 30, 2019 are summarized in the following table.

Cash and cash equivalents	$7
Restricted cash	2
Accounts receivable, net	3
Renewal commissions receivable, current (i)	36
Prepaid and other current assets	22
Renewal commissions receivable, non-current (i)	130
Fixed assets	9
Intangible assets	646
Goodwill	727
Right-of-use assets	19
Other non-current assets	2
Collateralized facility (ii)	(91)
Other current liabilities	(55)
Deferred tax liabilities, net	(109)
Lease liabilities	(19)
Net assets acquired	$1,329

______________

(i)

Renewal commissions receivables arise from direct-to-consumer Medicare broking sales. Cash collections for these receivables are expected to occur over a period of several years. Due to the provisions of ASC 606, these receivables are not discounted for a significant financing component when initially recognized (see Note 2 – Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements). However, as a result of recognizing the fair value of these receivables in accordance with ASC 805, Business Combinations, these receivables have now been present-valued at the acquisition date. Prior to this fair value adjustment, the carrying value of these receivables was $231 million. The adjusted values of these acquired renewal commissions receivables will be included in prepaid and other current assets or other non-current assets, as appropriate, on the consolidated balance sheets. The acquired renewal commissions receivables will be accounted for prospectively using the cost recovery method in which future cash receipts will initially be applied against the acquisition date fair value until the value reaches zero. Any cash received in excess of the fair value determined at acquisition will be recorded to earnings when it is received at a future date.

(ii)	See Note 11 — Debt for a description of the acquired collateralized facility debt.

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

During the three months ended December 31, 2019, purchase price allocation adjustments were made primarily to adjust the deferred tax liabilities related to the deductibility of goodwill. The purchase price allocation as of the acquisition date related to deferred tax assets and deferred tax liabilities is not yet complete.

Following the acquisition, TRANZACT generated revenue of $245 million, which is included in the consolidated statements of comprehensive income for the year ended December 31, 2019.

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

The Company has recognized $36 million of intangible assets, primarily arising from client relationships, and $24 million of goodwill. The purchase price allocation for this transaction is complete.

Other Acquisitions

Other individually less significant acquisitions were completed during the year ended December 31, 2019 for combined cash payments of $15 million and contingent consideration fair valued at $9 million.

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

2017 Cumulative Divestiture Impact - Including the divestiture of Global Wealth Solutions, we sold five businesses during the second half of 2017. For the year ended December 31, 2017, the total gain recognized related to business disposals was $13 million, which was recorded in Other income, net on the accompanying consolidated statement of comprehensive income. Results from these disposals prior to the sales represented $54 million of revenue and $13 million of operating income for the year ended December 31, 2017.

Note 4 — Revenue

Disaggregation of Revenue

The Company reports revenue by segment in Note 5 — Segment Information. The following table presents revenue by service offering and segment, as well as a reconciliation to total revenue for the years ended December 31, 2019 and 2018 (ASC 606 was adopted and effective for the Company from January 1, 2018 forward). Along with reimbursable expenses and other, total revenue by service offering represents our revenue from customer contracts.

	Year Ended December 31,
	HCB		CRB		IRR		BDA		Corporate (i)		Total
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Broking	$278	$266	$2,692	$2,578	$975	$905	$514	$272	$—	$—	$4,459	$4,021
Consulting	2,269	2,224	132	163	421	430	—	—	11	13	2,833	2,830
Outsourced administration	466	484	71	65	10	—	521	486	—	—	1,068	1,035
Other	262	235	5	9	205	185	—	—	4	4	476	433
Total revenue by service offering	3,275	3,209	2,900	2,815	1,611	1,520	1,035	758	15	17	8,836	8,319
Reimbursable expenses and other (i)	61	62	1	—	9	8	12	7	22	17	105	94
Total revenue from customer contracts	$3,336	$3,271	$2,901	$2,815	$1,620	$1,528	$1,047	$765	$37	$34	$8,941	$8,413
Interest and other income (ii)	23	24	46	37	26	36	—	—	3	3	98	100
Total revenue	$3,359	$3,295	$2,947	$2,852	$1,646	$1,564	$1,047	$765	$40	$37	$9,039	$8,513

_______

(i)	Reimbursable expenses and other, as well as Corporate revenue, are excluded from segment revenue, but included in total revenue on the consolidated statements of comprehensive income.
(ii)

Interest and other income is included in segment revenue and total revenue, however it has been presented separately in the above tables because it does not arise directly from contracts with customers.

Individual revenue streams aggregating to 5% of total revenue for the years ended December 31, 2019 and 2018 have been included within the Other line in the table above.

The following table presents revenue by the geography where our work was performed for the years ended December 31, 2019 and 2018. The reconciliation to total revenue on our consolidated statements of comprehensive income and to segment revenue is shown in the table above.

	Year Ended December 31,
	HCB		CRB		IRR		BDA		Corporate		Total
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
North America	$1,901	$1,849	$1,112	$1,044	$449	$416	$1,033	$758	$13	$16	$4,508	$4,083
Great Britain	475	481	656	648	788	732	—	—	—	—	1,919	1,861
Western Europe	566	562	661	631	216	218	—	—	1	1	1,444	1,412
International	333	317	471	492	158	154	2	—	1	—	965	963
Total revenue by geography	$3,275	$3,209	$2,900	$2,815	$1,611	$1,520	$1,035	$758	$15	$17	$8,836	$8,319

Contract Balances

The Company reports accounts receivable, net on the consolidated balance sheet, which includes billed and unbilled receivables and current contract assets. In addition to accounts receivable, net, the Company had the following non-current contract assets and deferred revenue balances at December 31, 2019 and 2018:
	December 31, 2019	December 31, 2018
Billed receivables, net of allowance for doubtful accounts of $37 million and $40 million	$1,831	$1,702
Unbilled receivables	434	356
Current contract assets	356	321
Accounts receivable, net	$2,621	$2,379
Non-current accounts receivable, net	$30	$20
Non-current contract assets	$105	$3
Deferred revenue	$538	$448

The Company receives payments from customers based on billing schedules or terms as written in our contracts. Those balances denoted as contract assets relate to situations where we have completed some or all performance under the contract, however our right to consideration is conditional. Contract assets result most materially in our Medicare broking and proportional treaty broking businesses. The significant increases in both current and non-current contract assets for the year ended December 31, 2019 relate to our direct-to-consumer Medicare broking business following the acquisition of TRANZACT (see Note 3 — Acquisitions and Divestitures for further information). Billed and unbilled receivables are recorded when the right to consideration becomes unconditional. Deferred revenue relates to payments received in advance of performance under the contract and is recognized as revenue as (or when) we perform under the contract.

Accounts receivable are stated at estimated net realizable values. The following table presents the changes in our allowance for doubtful accounts for the years ended December 31, 2019, 2018 and 2017.

	December 31, 2019	December 31, 2018	December 31, 2017
Balance at beginning of year	$40	$45	$40
Additions charged to costs and expenses	9	9	17
Deductions/other movements	(10)	(15)	(9)
Foreign exchange	(2)	1	(3)
Balance at end of year	$37	$40	$45

During the year ended December 31, 2019, revenue of approximately $373 million was recognized that was reflected as deferred revenue at December 31, 2018.

During the year ended December 31, 2019, the Company recognized revenue of approximately $32 million related to performance obligations satisfied in a prior period.

Performance Obligations

The Company has contracts for which performance obligations have not been satisfied as of December 31, 2019 or have been partially satisfied as of that date. The following table shows the expected timing for the satisfaction of the remaining performance obligations. This table does not include contract renewals or variable consideration, which was excluded from the transaction prices in accordance with the guidance on constraining estimates of variable consideration.

In addition, in accordance with ASC 606, the Company has elected not to disclose the remaining performance obligations when one or both of the following circumstances apply:

•	Performance obligations which are part of a contract that has an original expected duration of less than one year, and
•	Performance obligations satisfied in accordance with ASC 606-10-55-18 (‘right to invoice’).
	2020	2021	2022 onward	Total
Revenue expected to be recognized on contracts as of December 31, 2019	$492	$367	$420	$1,279

Since most of the Company’s contracts are cancellable with less than one year’s notice, and have no substantive penalty for cancellation, the majority of the Company’s remaining performance obligations as of December 31, 2019 have been excluded from the table above.

Costs to obtain or fulfill a contract

The Company incurs costs to obtain or fulfill contracts which it would not incur if a contract with a customer was not executed.

The following table shows the categories of costs that are capitalized and deferred over the expected life of a contract.
	Costs to fulfill
	December 31, 2019	December 31, 2018
Balance at beginning of the year	$148	$126
New capitalized costs	488	465
Amortization	(460)	(442)
Impairments	—	—
Foreign currency translation	1	(1)
Balance at end of the year	$177	$148

Note 5 — Segment Information

Willis Towers Watson has four reportable operating segments or business areas:

•	Human Capital and Benefits (‘HCB’)
•	Corporate Risk and Broking (‘CRB’)
•	Investment, Risk and Reinsurance (‘IRR’)
•	Benefits Delivery and Administration (‘BDA’)

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

The following table presents segment revenue and segment operating income for our reportable segments for the years ended December 31, 2019, 2018 and 2017.

	Segment revenue			Segment operating income
	Years ended December 31			Years ended December 31
	2019	2018	2017	2019	2018	2017
HCB	$3,298	$3,233	$3,176	$848	$789	$774
CRB	2,946	2,852	2,709	578	528	483
IRR	1,637	1,556	1,474	420	384	329
BDA	1,035	758	734	244	144	153
Total	$8,916	$8,399	$8,093	$2,090	$1,845	$1,739

The following table presents reconciliations of the information reported by segment to the Company’s consolidated amounts reported for the years ended December 31, 2019, 2018 and 2017.

	Years ended December 31,
	2019	2018	2017
Revenue:
Total segment revenue	$8,916	$8,399	$8,093
Reimbursable expenses and other	123	114	109
Revenue	$9,039	$8,513	$8,202

Total segment operating income	$2,090	$1,845	$1,739
Amortization	(489)	(534)	(581)
Restructuring costs	—	—	(132)
Transaction and integration expenses (i)	(13)	(202)	(269)
Provisions for significant litigation	—	—	(11)
Unallocated, net (ii)	(259)	(300)	(230)
Income from operations	1,329	809	516
Interest expense	(234)	(208)	(188)
Other income, net	227	250	164
Income from operations before income taxes	$1,322	$851	$492

(i)	Includes transaction costs related to the TRANZACT acquisition in 2019, and transaction and integration expenses related to the Merger and the acquisition of Gras Savoye for prior years.
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

None of the Company’s customers represented a significant amount of its consolidated revenue for the years ended December 31, 2019, 2018 and 2017.

Below are our revenue and long-lived assets for Ireland, our country of domicile, countries with significant concentrations, and all other foreign countries for each of the years ended December 31, 2019, 2018 and 2017:

	Revenue			Long-Lived Assets (i)
	2019	2018	2017	2019	2018	2017
Ireland	$144	$138	$107	$103	$78	$127

United States	4,370	3,970	3,821	12,786	11,068	9,988
United Kingdom	1,934	1,926	1,815	2,901	2,349	3,173
Rest of World	2,591	2,479	2,459	2,527	2,411	3,263
Total Foreign Countries	8,895	8,375	8,095	18,214	15,828	16,424
	$9,039	$8,513	$8,202	$18,317	$15,906	$16,551

(i)	Long-lived assets do not include deferred tax assets.

Note 6 — Restructuring Costs

The Company’s restructuring costs included in its consolidated financial statements were related to its Operational Improvement Program. Costs for the program were fully accrued and completed by the end of 2017. No additional costs for the program were incurred during 2019 or 2018.

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

The Company recognized restructuring costs of $134 million for the year ended December 31, 2017 related to the Operational Improvement Program. The Company spent a cumulative amount of $441 million on restructuring costs for this program.

An analysis of total restructuring costs recognized in the consolidated statements of comprehensive income, with costs by segment, and costs attributable to corporate functions, for the year ended December 31, 2017 is as follows:

	HCB	CRB	IRR	BDA	Corporate	Total (i)
Year ended December 31, 2017
Termination benefits	$—	$25	$4	$—	$17	$46
Professional services and other (ii)	3	63	6	—	14	86
Total	$3	$88	$10	$—	$31	$132

(i)	Presented net of a $2 million reversal of an estimated expense related to the Company’s 2016 Business Restructure Program.
(ii)	Other includes salary and benefits, premises, and other expenses incurred to support the ongoing management and facilitation of the programs.

An analysis of the restructuring costs recognized for the Operational Improvement Program for the year ended December 31, 2017 and the cumulative total costs by segment are as follows:

	HCB	CRB	IRR	BDA	Corporate	Total
Year ended December 31, 2017
Termination benefits	$—	$25	$4	$—	$19	$48
Professional services and other (i)	3	63	6	—	14	86
Total
Termination benefits	$3	$82	$15	$—	$23	$123
Professional services and other (i)	5	204	12	—	97	318
Total	$8	$286	$27	$—	$120	$441

(i)	Other includes salary and benefits, premises, and other expenses incurred to support the ongoing management and facilitation of the program.

The changes in the Company’s liability under the Operational Improvement Program from January 1, 2017 to December 31, 2019, are as follows:

	Termination Benefits	Professional Services and Other	Total
Balance at January 1, 2017	$7	$18	$25
Charges incurred	48	86	134
Cash payments	(41)	(97)	(138)
Balance at December 31, 2017	14	7	21
Cash payments	(12)	(6)	(18)
Balance at December 31, 2018	2	1	3
Cash payments	(2)	(1)	(3)
Balance at December 31, 2019	$—	$—	$—

Note 7 — Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation, commonly referred to as ‘U.S. Tax Reform’.  On the same date, the SEC staff issued Staff Accounting Bulletin No. 118 (‘SAB 118’), which provided guidance on accounting for the tax effects of the U.S. Tax Reform. SAB 118 provided a measurement period that should not extend beyond one year from the U.S. Tax Reform enactment date for companies to complete the accounting under ASC 740, Income Taxes (‘ASC 740’). While the measurement period under SAB 118 is now closed, the Company may in future periods need to further refine its U.S. federal and state tax calculations related to U.S. Tax Reform as the taxing authorities provide additional guidance and clarification. However, as of December 31, 2019, the Company's accounting for U.S. Tax Reform is complete based on its interpretation of the guidance issued as of the balance sheet date.

Provision for income taxes

An analysis of income from operations before income taxes by taxing jurisdiction is shown below:

	Years ended December 31,
	2019	2018	2017
Ireland	$(11)	$(16)	$(23)
U.S.	178	(101)	(198)
U.K.	337	182	31
Rest of World	818	786	682
Total	$1,322	$851	$492

The components of the (provision for)/benefit from income taxes include:

	Years ended December 31,
	2019	2018	2017
Current tax expense:
U.S. federal taxes	$(108)	$(98)	$(65)
U.S. state and local taxes	(43)	(25)	(7)
U.K. corporation tax	(43)	(16)	(14)
Other jurisdictions	(127)	(112)	(99)
Total current tax expense	(321)	(251)	(185)
Deferred tax benefit:
U.S. federal taxes	56	79	268
U.S. state and local taxes	14	12	(6)
U.K. corporation tax	(15)	(6)	9
Other jurisdictions	17	30	14
Total deferred tax benefit	72	115	285
Total (provision for)/benefit from income taxes	$(249)	$(136)	$100

Effective tax rate reconciliation

The reported (provision for)/benefit from income taxes differs from the amounts that would have resulted had the reported income before income taxes been taxed at the U.S. federal statutory rate. The principal reasons for the differences between the amounts provided and those that would have resulted from the application of the U.S. federal statutory tax rate are as follows:

	Years ended December 31,
	2019	2018	2017
INCOME FROM OPERATIONS BEFORE INCOME TAXES	$1,322	$851	$492
U.S. federal statutory income tax rate	21%	21%	35%
Income tax expense at U.S. federal tax rate	(278)	(179)	(172)
Adjustments to derive effective tax rate:
Non-deductible expenses and dividends	(34)	(44)	(68)
Non-deductible acquisition costs	(2)	(2)	(11)
Disposal of non-deductible goodwill	—	1	(11)
Impact of change in rate on deferred tax balances	—	7	—
Effect of foreign exchange and other differences	1	1	(3)
Non-deductible Venezuelan foreign exchange loss	—	—	(2)
Changes in valuation allowances	6	80	(13)
Net tax effect of intra-group items	93	99	97
Tax differentials of non-U.S. jurisdictions	(2)	(2)	69
Tax differentials of U.S. state taxes and local taxes	(21)	(77)	6
Global Intangible Low-Taxed Income (GILTI)	(7)	(15)	—
Impact of U.S. Tax Reform	—	—	204
Other items, net	(5)	(5)	4
(Provision for)/benefit from income taxes	$(249)	$(136)	$100

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

Willis Towers Watson plc is a non-trading holding company tax resident in Ireland where it is taxed at the statutory rate of 25%. In 2019 and 2018, the provisions for income tax on operations have been reconciled above to the U.S. federal statutory tax rate of 21% due to significant operations in the U.S. The 2017 effective tax rate has not been restated to reflect a U.S. federal statutory tax rate of 21%.

Deferred income taxes

Deferred income tax assets and liabilities reflect the effect of temporary differences between the assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. We recognize deferred tax assets if it is more likely than not that a benefit will be realized.

Deferred income tax assets and liabilities included in the consolidated balance sheets at December 31, 2019 and 2018 are comprised of the following:

	December 31,
	2019	2018
Deferred tax assets:
Accrued expenses not currently deductible	$201	$177
Net operating losses	116	91
Capital loss carryforwards	33	30
Accrued retirement benefits	326	285
Operating lease liabilities	181	—
Deferred compensation	86	82
Stock options	18	22
Financial derivative transactions	—	1
Gross deferred tax assets	961	688
Less: valuation allowance	(76)	(81)
Net deferred tax assets	$885	$607
Deferred tax liabilities:
Cost of intangible assets, net of related amortization	$865	$825
Operating lease right-of-use assets	177	—
Cost of tangible assets, net of related depreciation	53	37
Prepaid retirement benefits	121	101
Financial derivative transactions	3	—
Accrued revenue not currently taxable	120	144
Deferred tax liabilities	$1,339	$1,107
Net deferred tax liabilities	$454	$500

The net deferred income tax assets are included in other non-current assets and the net deferred tax liabilities are included in deferred tax liabilities in our consolidated balance sheets.

	December 31,
	2019	2018
Balance sheet classifications:
Other non-current assets	$72	$59
Deferred tax liabilities	526	559
Net deferred tax liability	$454	$500

At December 31, 2019, we had U.S. federal and non-U.S. net operating loss carryforwards amounting to $379 million of which $277 million can be indefinitely carried forward under local statutes. The remaining $102 million of net operating loss carryforwards will expire, if unused, in varying amounts from 2020 through 2039. In addition, we had U.S. state net operating loss carryforwards of $631 million, of which $43 million can be indefinitely carried forward, while the remaining $588 million will expire in varying amounts from 2020 to 2039.

Management believes, based on the evaluation of positive and negative evidence, including the future reversal of existing taxable temporary differences, it is more likely than not that the Company will realize the benefits of net deferred tax assets of $885 million, net of the valuation allowance. During 2019, the Company decreased its valuation allowance by $5 million, primarily related to non-U.S. deferred tax assets now considered realizable. During 2018, the Company decreased its valuation allowance by $81 million primarily related to the completion of an internal U.S. restructuring. The U.S. restructuring provided a source of positive evidence and enabled the Company to release valuation allowance on certain state deferred tax assets now considered realizable. In addition, the Company reassessed certain state net operating losses and determined these losses and related valuation allowance would never be realized. During 2017, the Company increased its valuation allowance by $28 million primarily due to state net operating losses.

At December 31, 2019 and 2018, the Company had valuation allowances of $76 million and $81 million, respectively, to reduce its deferred tax assets to their estimated realizable values. The valuation allowance at December 31, 2019 primarily relates to deferred tax assets for U.K. capital loss carryforwards of $33 million, which have an unlimited carryforward period but can only be utilized against U.K. capital gains and U.S. and non-U.S. net operating losses of $26 million and $14 million, respectively. The valuation allowance at December 31, 2018 primarily related to deferred tax assets for U.K. capital loss carryforwards of $30 million, which have an unlimited carryforward period, and U.S. and non-U.S. net operating losses of $27 million and $20 million, respectively.

An analysis of our valuation allowance is shown below.

	Years ended December 31,
	2019	2018	2017
Balance at beginning of year	$81	$162	$134
Additions charged to costs and expenses	7	18	35
Deductions	(12)	(99)	(7)
Balance at end of year	$76	$81	$162

In 2019, the net change in valuation allowance was a $5 million decrease, primarily related to non-U.S. deferred tax assets now considered realizable. This amount differs from the 2019 rate reconciliation due to changes in foreign currency translation. In 2018, the net change in valuation allowance was an $81 million decrease, of which $80 million was a reduction to tax expense primarily related to an internal U.S. restructuring. In 2017, the amount charged to tax expense in the table above differs from the 2017 rate reconciliation of $13 million because a portion of the valuation allowance increase is related to the U.S. federal corporate tax rate reduction impact on the U.S. state valuation allowance and is included in the impact of U.S. Tax Reform.

The Company recognizes deferred tax balances related to the undistributed earnings of subsidiaries when the Company expects that it will recover those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of the investments.

At December 31, 2018, as a result of an international restructuring, we determined that we may repatriate $2.1 billion, which was previously deemed indefinitely reinvested. As a result, we recorded an estimate for foreign withholding and state income tax expense of approximately $11 million. During the second quarter of 2019 the Company repatriated a portion of this previously-taxed income and return of capital. Subsequent to the repatriation, U.S. Treasury Regulations were issued that would impact the U.S. taxability of the balance of the earnings associated with the international restructuring. As such, the Company changed its assertion with respect to any additional earnings from this restructuring for the foreseeable future and released approximately $8 million previously accrued for foreign withholding and state income tax expense. Of the original $2.1 billion under consideration, $1.4 billion remains permanently reinvested at December 31, 2019.

The cumulative earnings related to amounts reinvested indefinitely as of December 31, 2019 were approximately $8.2 billion, the majority of which are non-U.S. earnings not subject to U.S. tax. It is not practicable to calculate the tax cost of repatriating these unremitted earnings. If future events, including material changes in estimates of cash, working capital, long-term investment requirements or additional guidance relating to U.S. Tax Reform necessitate that these earnings be distributed, an additional provision for income and foreign withholding taxes, net of credits, may be necessary.

Uncertain tax positions

At December 31, 2019, the amount of unrecognized tax benefits associated with uncertain tax positions, determined in accordance with ASC 740-10, excluding interest and penalties, was $49 million. A reconciliation of the beginning and ending balances of the liability for unrecognized tax benefits is as follows:

	2019	2018	2017
Balance at beginning of year	$49	$59	$56
Increases related to tax positions in prior years	2	2	2
Decreases related to tax positions in prior years	(1)	(4)	(5)
Decreases related to settlements	—	(4)	—
Decreases related to lapse in statute of limitations	(1)	(5)	(2)
Increases related to current year tax positions	—	3	9
Cumulative translation adjustment and other adjustments	—	(2)	(1)
Balance at end of year	$49	$49	$59

The liability for unrecognized tax benefits for the years ended December 31, 2019, 2018 and 2017 can be reduced by $3 million, $2 million and $3 million, respectively, of offsetting deferred tax benefits associated with timing differences, foreign tax credits and the federal tax benefit of state income taxes. If these offsetting deferred tax benefits were recognized, there would be a favorable impact on our effective tax rate. There are no material balances that would result in adjustments to other tax accounts.

Interest and penalties related to unrecognized tax benefits are included as a component of income tax expense. At December 31, 2019, we had cumulative accrued interest of $4 million. At December 31, 2018, the cumulative accrued interest was $3 million. Penalties were immaterial in both 2019 and 2018.

Tax expense for the year ended December 31, 2019 includes $1 million of interest expense. Tax expense for the year ended December 31, 2018 included an immaterial interest benefit.

The Company believes that the outcomes which are reasonably possible within the next 12 months may result in a reduction in the liability for unrecognized tax benefits in the range of $2 million to $7 million, excluding interest and penalties.

The Company and its subsidiaries file income tax returns in various tax jurisdictions in which it operates.

Willis North America Inc. and Subsidiaries’ federal income tax filing for tax year ended December 31, 2017 is currently under examination by the Internal Revenue Service (IRS).  In December 2019 the IRS informed the Company that it will also examine the tax year ended December 31, 2018. As of December 31, 2019, the IRS has not issued any requests for information with regards to the 2018 tax year and has not advised the Company of any proposed adjustments related to the 2017 tax year.

In August 2019, CD&R TZ Holdings, Inc. was selected for examination by the IRS for calendar year 2017. Subsequently, the IRS determined that it would open an audit of Tranzact Holdings, LLC (for tax year January 1, 2016 to July 21, 2016). As of December 31, 2019, the IRS has not yet issued any requests for information.

We have ongoing state income tax examinations in certain states for tax years ranging from calendar years ended December 31, 2014 through December 31, 2018. The statute of limitations in certain states extends back to calendar year 2014.

All U.K. tax returns have been filed timely and are in the normal process of being reviewed by HM Revenue & Customs. The Company is not currently subject to any material examinations in other jurisdictions. A summary of the tax years that remain open to tax examination in our major tax jurisdictions are as follows:

Open Tax Years (fiscal year ending in)
U.S. — federal	2016 and forward
U.S. — various states	2014 and forward
U.K.	2010 and forward
Ireland	2014 and forward
France	2010 and forward
Germany	2010 and forward
Canada - federal	2012 and forward

Note 8 — Fixed Assets

The following table reflects changes in the net carrying amount of the components of fixed assets for the years ended December 31, 2019 and 2018:

	Furniture, equipment and software	Leasehold improvements	Land and buildings	Total
Cost: at January 1, 2018	$1,300	$468	$94	$1,862
Additions	249	70	—	319
Disposals	(278)	(35)	—	(313)
Reclassification due to ASC 606 (i)	(102)	—	—	(102)
Foreign exchange	(39)	(15)	(2)	(56)
Cost: at December 31, 2018	1,130	488	92	1,710
Additions	268	68	—	336
Acquisitions	7	3	—	10
Disposals	(117)	(15)	—	(132)
Reclassification due to ASC 842 (ii)	—	—	(3)	(3)
Foreign exchange	14	6	1	21
Cost: at December 31, 2019	$1,302	$550	$90	$1,942

Depreciation: at January 1, 2018	$(652)	$(176)	$(49)	$(877)
Depreciation expense (iii)	(155)	(54)	(4)	(213)
Disposals	250	27	—	277
Reclassification due to ASC 606 (i)	19	—	—	19
Foreign exchange	19	6	1	26
Depreciation: at December 31, 2018	(519)	(197)	(52)	(768)
Depreciation expense	(179)	(57)	(4)	(240)
Disposals	109	11	—	120
Foreign exchange	(5)	(2)	(1)	(8)
Depreciation: at December 31, 2019	$(594)	$(245)	$(57)	$(896)

Net book value:
At December 31, 2018	$611	$291	$40	$942

At December 31, 2019	$708	$305	$33	$1,046

(i)	Pertains to costs related to certain client-related system implementation activities that have been included in other non-current assets upon the adoption of ASC 606.
(ii)

Pertains to certain lease incentives which have been included within right-of-use assets upon the adoption of ASC 842. See Note 2 — Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements for further information.

(iii)

Depreciation expense included here does not equal the depreciation expense on the statement of comprehensive income for the year ended December 31, 2018 due to the inclusion of $5 million, which has been classified as transaction and integration expenses.

Included within land and buildings are the following assets held under finance leases:

	December 31,
	2019	2018
Finance leases	$29	$31
Accumulated depreciation	(19)	(16)
	$10	$15

Note 9 — Goodwill and Other Intangible Assets

Goodwill

The components of goodwill are outlined below for the years ended December 31, 2019 and 2018:

	HCB	CRB	IRR	BDA	Total
Balance at December 31, 2017
Goodwill, gross	$4,342	$2,261	$1,851	$2,557	$11,011
Accumulated impairment losses	(130)	(362)	—	—	(492)
Goodwill, net - December 31, 2017	4,212	1,899	1,851	2,557	10,519
Goodwill reassigned in segment realignment (i)	—	72	(72)	—	—
Goodwill acquired during the period	—	9	29	—	38
Goodwill disposed of during the period	—	—	(5)	—	(5)
Foreign exchange	(42)	(34)	(11)	—	(87)
Balance at December 31, 2018
Goodwill, gross	4,300	2,308	1,792	2,557	10,957
Accumulated impairment losses	(130)	(362)	—	—	(492)
Goodwill, net - December 31, 2018	4,170	1,946	1,792	2,557	10,465
Goodwill acquired during the period	—	10	—	727	737
Goodwill disposed of during the period	—	(6)	—	—	(6)
Foreign exchange	(2)	(3)	3	—	(2)
Balance at December 31, 2019
Goodwill, gross	4,298	2,309	1,795	3,284	11,686
Accumulated impairment losses	(130)	(362)	—	—	(492)
Goodwill, net - December 31, 2019	$4,168	$1,947	$1,795	$3,284	$11,194

(i)	Represents the reallocation of goodwill related to certain businesses which were realigned among the segments as of January 1, 2018.

Other Intangible Assets

The following table reflects changes in the net carrying amounts of the components of finite-lived intangible assets for the year ended December 31, 2019:

	Balance at December 31, 2018	ASC 842 reclassification (i)	Intangible assets acquired (ii)	Intangible assets disposed	Amortization	Foreign exchange	Balance at December 31, 2019
Client relationships	$1,986	$—	$626	$(9)	$(313)	$8	$2,298
Software	328	—	—	(1)	(125)	—	202
Trademark and trade name	920	—	—	—	(45)	—	875
Favorable agreements	9	(9)	—	—	—	—	—
Other	75	—	34	—	(6)	—	103
Total amortizable intangible assets	$3,318	$(9)	$660	$(10)	$(489)	$8	$3,478

(i)	On January 1, 2019, in accordance with ASC 842, we reclassified our favorable lease agreement assets to right-of-use assets within our consolidated balance sheet.
(ii)	Includes $612 million and $34 million of client relationship and domain name intangible assets, respectively, associated with our acquisition of TRANZACT.

The following table reflects changes in the net carrying amounts of the components of finite-lived intangible assets for the year ended December 31, 2018:

	Balance at December 31, 2017	Intangible assets acquired	Intangible assets disposed	Amortization (i)	Foreign exchange	Balance at December 31, 2018
Client relationships	$2,342	$39	$(7)	$(341)	$(47)	$1,986
Software	473	—	—	(140)	(5)	328
Trademark and trade name	966	—	—	(44)	(2)	920
Favorable agreements	10	—	—	(2)	1	9
Other	91	—	—	(9)	(7)	75
Total amortizable intangible assets	$3,882	$39	$(7)	$(536)	$(60)	$3,318

(i)	Amortization associated with favorable lease agreements was recorded in Other operating expenses in the consolidated statements of comprehensive income.

We recorded amortization related to our finite-lived intangible assets of $489 million for the year ended December 31, 2019. For the years ended December 31, 2018 and 2017, we recorded amortization related to our finite-lived intangible assets, exclusive of the amortization of our favorable lease agreements, of $534 million and $581 million, respectively.

Our acquired unfavorable lease agreement liabilities were $21 million at December 31, 2018 and were recorded in other non-current liabilities in the consolidated balance sheet. On January 1, 2019, in accordance with ASC 842, we reclassified our unfavorable lease liabilities as a reduction to our right-of-use assets within our consolidated balance sheet.

The following table reflects the carrying values of finite-lived intangible assets and liabilities at December 31, 2019 and December 31, 2018:

	December 31, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Client relationships	$4,029	$(1,731)	$3,401	$(1,415)
Software	753	(551)	749	(421)
Trademark and trade name	1,051	(176)	1,052	(132)
Favorable agreements (i)	—	—	14	(5)
Other	134	(31)	102	(27)
Total finite-lived assets	$5,967	$(2,489)	$5,318	$(2,000)

Unfavorable agreements (i)	$—	$—	$34	$(13)
Total finite-lived intangible liabilities	$—	$—	$34	$(13)

__________________

(i) On January 1, 2019, in accordance with ASC 842, we reclassified our favorable lease agreement assets and unfavorable lease agreement liabilities to right-of-use assets and as reductions to right-of-use assets, respectively, within our consolidated balance sheet.

The weighted-average remaining life of amortizable intangible assets and liabilities at December 31, 2019 was 13.7 years.

The table below reflects the future estimated amortization expense for amortizable intangible assets for the next five years and thereafter:

Years ended December 31,	Amortization
2020	$455
2021	378
2022	319
2023	269
2024	236
Thereafter	1,821
Total	$3,478

Note 10 — Derivative Financial Instruments

We are exposed to certain foreign currency risks. Where possible, we identify exposures in our business that can be offset internally. Where no natural offset is identified, we may choose to enter into various derivative transactions. These instruments have the effect of reducing our exposure to unfavorable changes in foreign currency rates. The Company’s board of directors reviews and approves policies for managing this risk as summarized below. Additional information regarding our derivative financial instruments can be found in Note 2 — Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements, Note 12 — Fair Value Measurements and Note 18 — Accumulated Other Comprehensive Loss.

Foreign Currency Risk

Certain non-U.S. subsidiaries receive revenue and incur expenses in currencies other than their functional currency, and as a result, the foreign subsidiary’s functional currency revenue and/or expenses will fluctuate as the currency rates change. Additionally, the forecast Pounds sterling expenses of our London brokerage market operations may exceed their Pounds sterling revenue, and they may also hold significant foreign currency asset or liability positions in the consolidated balance sheet. To reduce such variability, we use foreign exchange contracts to hedge against this currency risk.

These derivatives were designated as hedging instruments and at December 31, 2019 and December 31, 2018 had total notional amounts of $499 million and $438 million, respectively, and had a net fair value asset of $8 million and a net fair value liability of $15 million, respectively.

At December 31, 2019, the Company estimates, based on current exchange rates, there will be $2 million of net derivative gains on forward exchange rates reclassified from accumulated other comprehensive loss into earnings within the next twelve months as the forecast transactions affect earnings. At December 31, 2019, our longest outstanding maturity was 1.7 years.

The effects of the material derivative instruments that are designated as hedging instruments on the consolidated statements of comprehensive income for the years ended December 31, 2019, 2018 and 2017 are below. Amounts pertaining to the ineffective portion of hedging instruments and those excluded from effectiveness testing were immaterial for the years ended December 31, 2019, 2018 and 2017.

	Gain/(loss) recognized in OCI (effective element)
	2019	2018	2017
Foreign exchange contracts	$15	$(22)	$39

Location of loss reclassified from Accumulated OCL into income (effective element)	Loss reclassified from Accumulated OCL into income (effective element)
	2019	2018	2017
Revenue	$(5)	$—	$—
Salaries and benefits	(4)	—	—
Other income, net	—	(28)	(53)
	$(9)	$(28)	$(53)

We also enter into foreign currency transactions, primarily to hedge certain intercompany loans and other balance sheet exposures in currencies other than the functional currency of a given entity. These derivatives are not generally designated as hedging instruments and at December 31, 2019 and December 31, 2018, we had notional amounts of $931 million and $909 million, respectively, and had net fair value assets of $21 million and $3 million, respectively.

The effects of derivatives that have not been designated as hedging instruments on the consolidated statements of comprehensive income for the years ended December 31, 2019, 2018 and 2017 are as follows:

	Location of gain	Gain recognized in income
Derivatives not designated as hedging instruments:	recognized in income	2019	2018	2017
Foreign exchange contracts	Other income, net	$18	$—	$11

Note 11 — Debt

Current debt consists of the following:

	December 31,
	2019	2018
Term loan due 2020	$292	$—
Current portion of collateralized facility	24	—
7.000% senior notes due 2019	—	186
	$316	$186

Long-term debt consists of the following:

	December 31,
	2019	2018
Revolving $1.25 billion credit facility	$—	$130
Collateralized facility	60	—
5.750% senior notes due 2021	499	498
3.500% senior notes due 2021	448	448
2.125% senior notes due 2022 (i)	604	615
4.625% senior notes due 2023	249	248
3.600% senior notes due 2024	646	645
4.400% senior notes due 2026	546	544
4.500% senior notes due 2028	595	595
2.950% senior notes due 2029	446	—
6.125% senior notes due 2043	271	271
5.050% senior notes due 2048	395	395
3.875% senior notes due 2049	542	—
	$5,301	$4,389

(i)	Notes issued in Euro (€540 million)

Guarantees

All direct obligations under the 5.750% senior notes are issued by Willis Towers Watson and guaranteed by Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Trinity Acquisition plc, Willis Group Limited, Willis North America Inc., Willis Towers Watson Sub Holdings Unlimited Company and Willis Towers Watson U.K. Holdings Limited.

All direct obligations under the 3.600%, 4.500%, 2.950%, 5.050% and 3.875% senior notes are issued by Willis North America Inc. and guaranteed by Willis Towers Watson and each of the subsidiaries that guarantees the Company notes, except for Willis North America Inc. itself.

All direct obligations under the 4.625%, 6.125%, 3.500%, 4.400%, and 2.125% senior notes are issued by Trinity Acquisition plc and guaranteed by Willis Towers Watson and each of the subsidiaries that guarantees the Company notes, except for Trinity Acquisition plc itself. See Note 23 — Financial Information for Issuers and Other Guarantor Subsidiaries.

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

Senior Notes

2.950% senior notes due 2029 and 3.875% senior notes due 2049

On September 10, 2019, the Company, together with its wholly-owned subsidiary, Willis North America Inc. as issuer (see Note 23 — Financial Information for Issuers and Other Guarantor Subsidiaries for further information), completed an offering of $450 million aggregate principal amount of 2.950% senior notes due 2029 (‘2029 senior notes’) and $550 million aggregate principal amount of 3.875% senior notes due 2049 (‘2049 senior notes’). The effective interest rates of the 2029 senior notes and 2049 senior notes are 2.971% and 3.898%, respectively, which include the impact of the discount upon issuance. The 2029 senior notes will mature on September 15, 2029 and the 2049 senior notes will mature on September 15, 2049. Interest has accrued on both the 2029 senior notes and 2049 senior notes from September 10, 2019 and will be paid in cash on March 15 and September 15 of each year, commencing on March 15, 2020. The net proceeds from this offering, after deducting underwriter discounts and commissions and estimated offering expenses, were approximately $988 million, and were used to prepay a portion of the amount outstanding under the Company’s one-year term loan commitment (described below) and to repay borrowings under the Company’s $1.25 billion revolving credit facility.

4.500% senior notes due 2028 and 5.050% senior notes due 2048

On September 10, 2018, the Company, together with its wholly-owned subsidiary, Willis North America Inc. as issuer (see Note 23 for further information), completed an offering of $600 million of 4.500% senior notes due 2028 (‘2028 senior notes’) and $400 million of 5.050% senior notes due 2048 (‘2048 senior notes’). The effective interest rates of the 2028 senior notes and 2048 senior notes are 4.504% and 5.073%, respectively, which include the impact of the discount upon issuance. The 2028 senior notes will mature on September 15, 2028 and the 2048 senior notes will mature on September 15, 2048. Interest has accrued on both the 2028 senior notes and 2048 senior notes from September 10, 2018 and is paid in cash on March 15 and September 15 of each year. The net proceeds from this offering, after deducting underwriter discounts and commissions and estimated offering expenses, were $989 million, and were used to prepay in full $127 million outstanding under the Company’s term loan due December 2019, and to repay a portion of the amount outstanding under the Company’s RCF.

3.600% senior notes due 2024

On May 16, 2017, Willis North America Inc. (see Note 23 for further information) issued $650 million of 3.600% senior notes due 2024 (‘2024 senior notes’). The effective interest rate of the 2024 senior notes is 3.614%, which includes the impact of the discount upon issuance. The 2024 senior notes will mature on May 15, 2024, and interest has accrued on the 2024 senior notes from May 16, 2017 and is paid in cash on May 15 and November 15 of each year. The net proceeds from this offering, after deducting underwriter discounts and commissions and estimated offering expenses, were $644 million, and were used to pay down amounts outstanding under the RCF and for general corporate purposes.

2.125% senior notes due 2022

On May 26, 2016, Trinity Acquisition plc issued €540 million ($609 million) of 2.125% senior notes due 2022 (‘2022 senior notes’). The effective interest rate of these senior notes is 2.154%, which includes the impact of the discount upon issuance. The 2022 senior notes will mature on May 26, 2022. Interest has accrued on the notes from May 26, 2016 and will be paid in cash on May 26 of each year. The net proceeds from this offering, after deducting underwriter discounts and commissions and estimated offering expenses, were €535 million ($600 million). We used the net proceeds of this offering to repay a portion of the previous 1-year term loan facility, which matured in 2016, and related accrued interest.

3.500% senior notes due 2021 and 4.400% senior notes due 2026

On March 22, 2016, Trinity Acquisition plc issued $450 million of 3.500% senior notes due 2021 (‘2021 senior notes’) and $550 million of 4.400% senior notes due 2026 (‘2026 senior notes’). The effective interest rates of these senior notes are 3.707% and 4.572%, respectively, which include the impact of the discount upon issuance. The 2021 senior notes and the 2026 senior notes will mature on September 15, 2021 and March 15, 2026, respectively. Interest has accrued on the notes from March 22, 2016 and will be paid in cash on March 15 and September 15 of each year. The net proceeds from these offerings, after deducting underwriter discounts and commissions and estimated offering expenses, were $988 million. We used the net proceeds of these offerings to: (i) repay $300 million principal under the prior $800 million revolving credit facility and related accrued interest, which was drawn to repay our previously-issued 4.125% senior notes on March 15, 2016; (ii) repay $400 million principal on another portion of the previous 1-year term loan facility and related accrued interest; and (iii) pay down a portion of the remaining principal amount outstanding under the previous $800 million revolving credit facility (see below for further information) and related accrued interest.

4.625% senior notes due 2023 and 6.125% senior notes due 2043

On August 15, 2013, the Company issued $250 million of 4.625% senior notes due 2023 and $275 million of 6.125% senior notes due 2043. The effective interest rates of these senior notes are 4.696% and 6.154%, respectively, which include the impact of the discount upon issuance. The proceeds were used to repurchase other previously-issued senior notes.

5.750% senior notes due 2021

In March 2011, the Company issued $500 million of 5.750% senior notes due 2021. The effective interest rate of these senior notes is 5.871%, which includes the impact of the discount upon issuance. The proceeds were used to repurchase and redeem other previously- issued senior notes.

7.000% senior notes due 2019

In September 2009, Willis North America Inc. issued $300 million of 7.000% senior notes due 2019. The effective interest rate of these senior notes was 7.081%, which included the impact of the discount upon issuance. A portion of the proceeds was used to repurchase and redeem other previously-issued senior notes. In August 2013, $113 million of the 7.000% senior notes due 2019 were repurchased. In September 2019, the Company repaid in full the remaining $187 million outstanding on the 7.000% senior notes due 2019 with borrowings against its revolving credit facility.

One-year Term Loan Commitment

As part of the acquisition of TRANZACT, the Company secured financing of up to $1.1 billion in the form of a one-year unsecured term loan. Borrowing occurred in conjunction with the closing of the acquisition on July 30, 2019.

Amounts outstanding under the term loan bear interest, at the option of the borrowers, at a rate equal to (a) LIBOR plus 0.75% to 1.375% for Eurocurrency Rate Loans or (b) the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the ‘prime rate’ quoted by Bank of America, N.A., and (iii) LIBOR plus 1.00%, plus 0.00% to 0.375%, in each case, based upon the Company’s guaranteed senior-unsecured long-term debt rating. In addition, the Company paid a commitment fee in an amount equal to 0.15% per annum on the undrawn portion of the commitments in respect of the term loan, which we had accrued from May 29, 2019 until the closing date of the acquisition.

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

The maturity date of the borrowing is in January 2033, at which time all remaining outstanding principal and unpaid accrued interest will be payable. The collateralization facility may be prepaid in November 2021 or earlier if approval is obtained from at least half of the lenders. Loans under the agreement bear interest at LIBOR plus an applicable margin of 3.95%. The collateralization facility contains financial covenants including requirements to keep separate and securely maintain the collateral. As cash is received for these pledged assets, it is classified as restricted cash within prepaid and other current assets on our accompanying consolidated balance sheet. Accumulated cash receipts are applied against the principal and interest on a quarterly basis. At December 31, 2019, the Company had $127 million of renewal commissions receivable pledged as collateral.

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

7-year term loan facility

The 7-year term loan facility, which expired during 2018, bore interest at the same rate applicable to the previous $800 million revolving credit facility and was repayable in quarterly installments of $6 million with a final repayment of $186 million due in the third quarter of 2018. During 2017, we repaid in full and terminated the 7-year term loan with proceeds from borrowings against our $1.25 billion revolving credit facility.

Covenants

The terms of our current financings also include certain limitations. For example, the agreements relating to the debt arrangements and credit facilities generally contain numerous operating and financial covenants, including requirements to maintain minimum ratios of consolidated EBITDA to consolidated cash interest expense and maximum levels of consolidated funded indebtedness in relation to consolidated EBITDA, in each case subject to certain adjustments. The operating restrictions and financial covenants in our current credit facilities do, and any future financing agreements may, limit our ability to finance future operations or capital needs or to engage in other business activities. At December 31, 2019 and 2018, we were in compliance with all financial covenants.

Debt Maturity

The following table summarizes the maturity of our debt, interest on senior notes and excludes any reduction for debt issuance costs:

	2020	2021	2022	2023	2024	Thereafter	Total
Senior notes	$—	$950	$606	$250	$650	$2,825	$5,281
Interest on senior notes	215	188	163	153	132	1,511	2,362
RCF	—	—	—	—	—	—	—
Term loan due 2020	295	—	—	—	—	—	295
Collateralized facility (i)	24	22	17	13	3	—	79
Total	$534	$1,160	$786	$416	$785	$4,336	$8,017

(i)

Consists of the cash obligation outstanding prior to the adjustment to fair value of the facility as part of acquisition accounting for TRANZACT. See Note 3 — Acquisitions and Divestitures for further information.

Interest Expense

The following table shows an analysis of the interest expense for the years ended December 31:

	Years ended December 31,
	2019	2018	2017
Senior notes	$206	$166	$148
Term loans	9	4	8
RCF	8	26	17
Other (i)	11	12	15
Total interest expense	$234	$208	$188

(i)	Other primarily includes debt issuance costs, interest expense on financing leases and accretion on deferred and contingent consideration.

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
•

Market values for our derivative instruments have been used to determine the fair values of forward foreign exchange contracts based on estimated amounts the Company would receive or have to pay to terminate the agreements, taking into account observable information about the current foreign currency forward rates. Such financial instruments are classified as Level 2 in the fair value hierarchy.

•

Contingent consideration payable is classified as Level 3, and we estimate fair value based on the likelihood and timing of achieving the relevant milestones of each arrangement, applying a probability assessment to each of the potential outcomes, which at times includes the use of a Monte Carlo simulation, and discounting the probability-weighted payout. Typically, milestones are based on revenue or earnings growth for the acquired business.

The following tables present our assets and liabilities measured at fair value on a recurring basis at December 31, 2019 and December 31, 2018:

		Fair Value Measurements on a Recurring Basis at December 31, 2019
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds / exchange traded funds	Prepaid and other current assets and other non-current assets	$20	$—	$—	$20
Derivatives:
Derivative financial instruments (i)	Prepaid and other current assets and other non-current assets	$—	$32	$—	$32
Liabilities:
Contingent consideration:
Contingent consideration (ii)	Other current liabilities and other non-current liabilities	$—	$—	$17	$17
Derivatives:
Derivative financial instruments (i)	Other current liabilities and other non-current liabilities	$—	$3	$—	$3

		Fair Value Measurements on a Recurring Basis at December 31, 2018
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds / exchange traded funds	Prepaid and other current assets and other non-current assets	$18	$—	$—	$18
Derivatives:
Derivative financial instruments (i)	Prepaid and other current assets and other non-current assets	$—	$5	$—	$5
Liabilities:
Contingent consideration:
Contingent consideration (ii)	Other current liabilities and other non-current liabilities	$—	$—	$51	$51
Derivatives:
Derivative financial instruments (i)	Other current liabilities and other non-current liabilities	$—	$17	$—	$17

(i)	See Note 10 — Derivative Financial Instruments for further information on our derivative instruments.
(ii)

Probability weightings are based on our knowledge of the past and planned performance of the acquired entity to which the contingent consideration applies. The weighted-average discount rates used on our material contingent consideration calculations were 10.16% and 9.92% at December 31, 2019 and December 31, 2018, respectively. Using different probability weightings and discount rates could result in an increase or decrease of the contingent consideration payable.

The following table summarizes the change in fair value of the Level 3 liabilities:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	December 31, 2019
Balance at December 31, 2018	$51
Obligations assumed	13
Payments	(45)
Realized and unrealized gains	(3)
Foreign exchange	1
Balance at December 31, 2019	$17

There were no significant transfers between Levels 1, 2 or 3 during the years ended December 31, 2019 and 2018.

Fair value information about financial instruments not measured at fair value

The following tables present our liabilities not measured at fair value on a recurring basis at December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Current debt	$316	$319	$186	$191
Long-term debt	$5,301	$5,694	$4,389	$4,458

The carrying values of our revolving credit facility, collateralized facility and term loan approximate their fair values. The fair values above are not necessarily indicative of the amounts that the Company would realize upon disposition nor do they indicate the Company’s intent or ability to dispose of the financial instruments. The fair values of our respective senior notes are considered Level 2 financial instruments as they are corroborated by observable market data.

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

As part of these obligations, in the U.S., the U.K. and Canada, we have non-qualified plans that provide for the additional pension benefits that would be covered under the qualified plan in the respective country were it not for statutory maximums. The non-qualified plans are unfunded.

The significant plans within each grouping are described below:

United States

Legacy Willis – This plan was frozen in 2009. Approximately one-quarter of the Legacy Willis employees in the United States have a frozen accrued benefit under this plan.

Willis Towers Watson Plan – Substantially all U.S. employees are eligible to participate in this plan. Benefits are provided under a stable value pension plan design. The original stable value design came into effect on January 1, 2012. Plan participants prior to July 1, 2017 earn benefits without having to make employee contributions, and all newly eligible employees after that date are required to contribute 2% of pay on an after-tax basis to participate in the plan.

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

Other

Canada (Legacy Willis and Legacy Towers Watson) – Participants accrue qualified and non-qualified benefits based on a career-average benefit formula. Additionally, participants can choose to make voluntary contributions to purchase enhancements to their pension.

France (Legacy Gras Savoye) – The mandatory retirement indemnity plan is a termination benefit which provides lump sum benefits at retirement. There is no vesting before the retirement date and the benefit formula is determined through the collective bargaining agreement and the labor code. All employees with permanent employment contracts are eligible.

Germany (Legacy Willis and Legacy Towers Watson) – The defined benefit plans are closed to new entrants and include certain legacy employee populations hired before 2011. These benefits are primarily account-based, with some long-service participants continuing to accrue benefits according to grandfathered final-average-pay formulas.

Ireland (Legacy Willis) – The defined benefit plans provide pension benefits for approximately one-third of legacy Willis employees in Ireland and are closed to new entrants. The Company is currently in consultation with members regarding the closure of the defined benefit plans to future accruals effective from December 31, 2019 and the future service retirement provision being on a defined contribution basis.

Ireland (Legacy Towers Watson) – Benefit accruals earned under the scheme’s defined benefit plan ceased on May 1, 2015. Benefits earned prior to this date retain a link to salary until the employee leaves the Company.

Post-retirement Welfare Plan

We provide certain healthcare and life insurance benefits for retired participants. The principal plan disclosed herein covers participants in the U.S. who have met certain eligibility requirements. This post-retirement benefit plan was primarily unfunded, with the remaining assets being paid out during the year ended December 31, 2019. Retiree medical benefits provided under our U.S. post-retirement benefit plan was closed to new hires effective January 1, 2011. Life insurance benefits under the plan were frozen with respect to service, eligibility and amounts as of January 1, 2012 for active participants.

Amounts Recognized in our Consolidated Financial Statements

The following schedules provide information concerning the defined benefit pension plans and PRW plan as of and for the years ended December 31, 2019 and 2018:

	2019				2018
	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW
Change in Benefit Obligation
Benefit obligation, beginning of year	$4,187	$3,666	$728	$87	$4,476	$4,165	$822	$123
Service cost	65	14	20	1	66	18	21	1
Interest cost	157	93	18	3	140	95	18	4
Employee contributions	15	—	—	6	14	1	—	7
Actuarial losses/(gains)	535	472	88	5	(313)	(176)	(7)	(3)
Settlements	(6)	(8)	(3)	—	(11)	(152)	(26)	—
Curtailments	—	—	—	—	—	—	(20)	—
Benefits paid	(185)	(140)	(26)	(12)	(185)	(96)	(28)	(14)
Plan amendments	—	—	—	—	—	40	—	(31)
Transfers in	—	—	2	—	—	—	1	—
Foreign currency changes	—	162	15	—	—	(229)	(53)	—
Benefit obligation, end of year	$4,768	$4,259	$842	$90	$4,187	$3,666	$728	$87
Change in Plan Assets
Fair value of plan assets, beginning of year	$3,403	$4,402	$486	$1	$3,654	$4,910	$562	$2
Actual return on plan assets	557	561	85	—	(157)	(69)	(9)	—
Employer contributions	89	77	31	5	88	85	22	6
Employee contributions	15	—	—	6	14	1	—	7
Settlements	(6)	(8)	(3)	—	(11)	(152)	(26)	—
Benefits paid	(185)	(140)	(26)	(12)	(185)	(96)	(28)	(14)
Transfers in	—	—	2	—	—	—	1	—
Foreign currency adjustment	—	194	13	—	—	(277)	(36)	—
Fair value of plan assets, end of year	$3,873	$5,086	$588	$—	$3,403	$4,402	$486	$1
Funded status at end of year	$(895)	$827	$(254)	$(90)	$(784)	$736	$(242)	$(86)
Accumulated Benefit Obligation	$4,768	$4,259	$810	$90	$4,187	$3,666	$698	$87
Components on the Consolidated Balance Sheet
Pension benefits assets	$—	$835	$22	$—	$—	$745	$17	$—
Current liability for pension benefits	$(33)	$(1)	$(6)	$(6)	$(49)	$(1)	$(6)	$(5)
Non-current liability for pension benefits	$(862)	$(7)	$(270)	$(84)	$(735)	$(8)	$(253)	$(81)
	$(895)	$827	$(254)	$(90)	$(784)	$736	$(242)	$(86)

For the year ended December 31, 2019, the most significant driver of the increase in benefit obligations for the plans was the higher actuarial losses experienced by all plans coupled with unfavorable foreign exchange effects for the U.K. and Other plans. The pension plans incurred actuarial losses due to a fall in bond yields that resulted in decreases to the discount rates. The actuarial loss in the PRW plan driven by the discount rate reduction was partially offset by gains due to fewer retirees enrolling in medical coverage than had been assumed.

For the year ended December 31, 2018, the benefit obligations reduced primarily from increases in the discount rates for all plans and favorable foreign exchange effects for the U.K. and Other plans. Additionally, for the U.K. and Ireland plans, there were significant lump sum benefits paid from the plans, however the impact of these payments was mitigated in the U.K. by legislation which increased benefits for certain participants. Additionally, in the Netherlands the plan was terminated and liquidated, resulting in a curtailment gain. For the PRW plan, actuarial gains from the increase in the discount rate were partially offset by actuarial losses due to a greater reduction in government reimbursements than had been assumed.

Amounts recognized in accumulated other comprehensive loss as of December 31, 2019 and 2018 consist of:

	2019				2018
	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW
Net actuarial loss	$982	$1,133	$128	$20	$769	$955	$98	$16
Net prior service gain	—	(61)	—	(27)	—	(76)	—	(31)
Accumulated other comprehensive loss/(income)	$982	$1,072	$128	$(7)	$769	$879	$98	$(15)

The following table presents the projected benefit obligation and fair value of plan assets for our plans that have a projected benefit obligation in excess of plan assets as of December 31, 2019 and 2018:

	2019			2018
	U.S.	U.K.	Other	U.S.	U.K.	Other
Projected benefit obligation at end of year	$4,768	$7	$784	$4,187	$9	$672
Fair value of plan assets at end of year	$3,873	$—	$509	$3,403	$—	$413

The following table presents the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for our plans that have an accumulated benefit obligation in excess of plan assets as of December 31, 2019 and 2018.

	2019			2018
	U.S.	U.K.	Other	U.S.	U.K.	Other
Projected benefit obligation at end of year	$4,768	$7	$784	$4,187	$9	$672
Accumulated benefit obligation at end of year	$4,768	$7	$752	$4,187	$9	$642
Fair value of plan assets at end of year	$3,873	$—	$509	$3,403	$—	$413

The components of the net periodic benefit income and other amounts recognized in other comprehensive (income)/loss for the years ended December 31, 2019, 2018 and 2017 for the defined benefit pension and PRW plans are as follows:

	2019				2018				2017
	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW
Components of net periodic benefit (income)/cost:
Service cost	$65	$14	$20	$1	$66	$18	$21	$1	$66	$32	$20	$—
Interest cost	157	93	18	3	140	95	18	4	139	93	17	4
Expected return on plan assets	(254)	(246)	(29)	—	(273)	(298)	(31)	—	(245)	(284)	(30)	—
Amortization of unrecognized prior service credit	—	(16)	—	(4)	—	(19)	—	—	—	(18)	—	—
Amortization of unrecognized actuarial loss	19	21	2	1	11	45	2	—	13	53	2	—
Settlement	—	—	1	—	1	41	2	—	1	37	1	—
Curtailment gain	—	—	—	—	—	—	(16)	—	—	—	—	—
Net periodic benefit (income)/cost	$(13)	$(134)	$12	$1	$(55)	$(118)	$(4)	$5	$(26)	$(87)	$10	$4
Other changes in plan assets and benefit obligations recognized in other comprehensive loss/(income):
Net actuarial loss/(gain)	$232	$157	$32	$5	$117	$191	$13	$(3)	$74	$(4)	$(7)	$14
Amortization of unrecognized actuarial loss	(19)	(21)	(2)	(1)	(11)	(45)	(2)	—	(13)	(53)	(2)	—
Prior service cost/(credit)	—	—	—	—	—	40	—	(31)	—	—	—	—
Amortization of unrecognized prior service credit	—	16	—	4	—	19	—	—	—	18	—	—
Settlement	—	—	(1)	—	(1)	(41)	(2)	—	(1)	(37)	(1)	—
Curtailment gain	—	—	—	—	—	—	16	—	—	—	—	—
Total recognized in other comprehensive loss/(income)	213	152	29	8	105	164	25	(34)	60	(76)	(10)	14
Total recognized in net periodic benefit (income)/cost and other comprehensive loss/(income)	$200	$18	$41	$9	$50	$46	$21	$(29)	$34	$(163)	$—	$18

During the year ended December 31, 2018, the Company terminated its Netherlands-based defined benefit plan, resulting in the recognition of a non-cash curtailment gain of $16 million.

During the years ended December 31, 2018 and 2017, as a result of past changes in U.K. legislation and the low interest rate environment, the amount of transfer payments from the Legacy Willis U.K. pension plan exceeded the plan’s service and interest costs. This triggered settlement accounting which required immediate recognition of a portion of the obligations associated with the plan transfers. Consequently, the Company recognized a non-cash expense of $40 million and $36 million for the years ended December 31, 2018 and 2017, respectively.

Assumptions Used in the Valuations of the Defined Benefit Pension Plans and PRW Plan

The determination of the Company’s obligations and annual expense under the plans is based on a number of assumptions that, given the longevity of the plans, are long-term in focus. A change in one or a combination of these assumptions could have a material impact on our projected benefit obligation. However, certain of these changes, such as changes in the discount rate and actuarial assumptions, are not recognized immediately in net income, but are instead recorded in other comprehensive income. The accumulated gains and losses not yet recognized in net income are amortized into net income as a component of the net periodic benefit cost/(income) generally based on the average working life expectancy of each of the plan’s active participants to the extent that the net gains or losses as of the beginning of the year exceed 10% of the greater of the market-related value of plan assets or the projected benefit obligation. The average remaining service period of participants for the PRW plan is approximately 8.9 years.

The Company considers several factors prior to the start of each fiscal year when determining the appropriate annual assumptions, including economic forecasts, relevant benchmarks, historical trends, portfolio composition and peer company comparisons. These assumptions, used to determine our pension liabilities and pension expense, are reviewed annually by senior management and changed when appropriate. A discount rate will be changed annually if underlying rates have moved, whereas an expected long-term return on assets will be changed less frequently as longer-term trends in asset returns emerge or long-term target asset allocations are revised. To calculate the discount rate, we use the granular approach to determining service and interest costs. The expected rate of return assumptions for all plans are supported by an analysis of the weighted-average yield expected to be achieved based upon the anticipated makeup of the plans’ investments. Other material assumptions include rates of participant mortality, and the expected long-term rate of compensation and pension increases.

The following assumptions were used in the valuations of Willis Towers Watson’s defined benefit pension plans and PRW plan. The assumptions presented for the U.S. plans represent the weighted-average of rates for all U.S. plans. The assumptions presented for the U.K. plans represent the weighted-average of rates for the U.K. plans. The assumptions presented for the Other plans represent the weighted-average of rates for the Canada, France, Germany, Ireland, and Netherlands plans. The Netherlands plan is excluded from the 2019 and 2018 disclosures due to the plan termination during 2018.

The assumptions used to determine net periodic benefit cost for the fiscal years ended December 31, 2019, 2018 and 2017 were as follows:

	Years ended December 31,
	2019				2018				2017
	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW
Discount rate - PBO	4.2%	2.8%	2.8%	4.2%	3.6%	2.6%	2.6%	3.5%	4.0%	2.6%	2.7%	4.0%
Discount rate - service cost	4.3%	2.9%	3.0%	4.2%	3.5%	2.7%	2.9%	3.5%	3.9%	2.6%	3.0%	3.9%
Discount rate - interest cost on service cost	3.8%	2.8%	2.9%	3.9%	3.1%	2.5%	2.7%	3.2%	3.2%	2.4%	2.8%	3.5%
Discount rate - interest cost on PBO	3.9%	2.6%	2.5%	3.9%	3.2%	2.3%	2.3%	3.1%	3.4%	2.3%	2.3%	3.3%
Expected long-term rate of return on assets	7.6%	5.6%	6.0%	2.0%	7.6%	6.2%	5.7%	2.0%	7.6%	6.3%	6.1%	2.0%
Rate of increase in compensation levels	4.3%	3.0%	2.3%	N/A	4.3%	3.0%	2.3%	N/A	4.3%	3.2%	2.3%	N/A
Healthcare cost trend
Initial rate				6.0%				6.5%				7.0%
Ultimate rate				5.0%				5.0%				5.0%
Year reaching ultimate rate				2022				2022				2022

The following tables present the assumptions used in the valuation to determine the projected benefit obligation for the fiscal years ended December 31, 2019 and 2018:

	December 31, 2019				December 31, 2018
	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW
Discount rate	3.3%	2.0%	2.1%	3.2%	4.2%	2.8%	2.8%	4.2%
Rate of increase in compensation levels	4.3%	3.0%	2.3%	N/A	4.3%	3.0%	2.3%	N/A

The expected return on plan assets was determined on the basis of the weighted-average of the expected future returns of the various asset classes, using the target allocations shown below. The Company’s pension plan asset target allocations as of December 31, 2019 were as follows:

	U.S.		U.K.			Canada	Germany	Ireland
Asset Category	Willis	Willis Towers Watson	Willis	Towers Watson	Miller	Towers Watson	Towers Watson	Willis	Towers Watson
Equity securities	30%	23%	18%	4%	19%	40%	35%	30%	40%
Debt securities	33%	33%	64%	23%	21%	50%	60%	29%	30%
Real estate	11%	6%	—%	1%	—%	5%	—%	3%	—%
Other	26%	38%	18%	72%	60%	5%	5%	38%	30%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

The Legacy Willis plan in Germany is invested in insurance contracts. Consequently, the asset allocations of the plans are managed by the respective insurer. The Legacy Gras Savoye plan in France is unfunded.

Our investment strategy is designed to generate returns that will reduce the interest rate risk inherent in each of the plan’s benefit obligations and enable the plans to meet their future obligations. The precise amount for which these obligations will be settled depends on future events, including the life expectancy of the plan participants and salary inflation. The obligations are estimated using actuarial assumptions based on the current economic environment.

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

Fair Value of Plan Assets

The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value:

•	Level 1: refers to fair values determined based on quoted market prices in active markets for identical assets;
•	Level 2: refers to fair values estimated using observable market-based inputs or unobservable inputs that are corroborated by market data; and
•	Level 3: includes fair values estimated using unobservable inputs that are not corroborated by market data.

The fair values of our U.S. plan assets by asset category at December 31, 2019 and 2018 are as follows:

	December 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset category:
Cash (i)	$172	$—	$—	$172	$6	$—	$—	$6
Short-term securities	—	99	—	99	—	78	—	78
Equity securities	—	—	—	—	156	—	—	156
Government bonds	4	—	—	4	2	—	—	2
Corporate bonds	—	—	—	—	—	354	—	354
Pooled / commingled funds	—	—	—	2,033	—	—	—	1,467
Private equity	—	—	—	487	—	—	—	357
Hedge funds	—	—	—	1,084	—	—	—	984
Total assets	$176	$99	$—	$3,879	$164	$432	$—	$3,404

(i)	At December 31, 2019, consists primarily of cash on deposit with the managers of the hedge funds due to the timing of purchases of units in the funds.

The fair values of our U.K. plan assets by asset category at December 31, 2019 and 2018 are as follows:

	December 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset category:
Cash	$253	$—	$—	$253	$229	$—	$—	$229
Government bonds	1,865	—	—	1,865	1,804	—	—	1,804
Corporate bonds	—	741	—	741	—	297	—	297
Other fixed income	—	350	—	350	—	248	—	248
Pooled / commingled funds	—	—	—	1,828	—	—	—	934
Mutual funds	—	—	—	34	—	—	—	16
Private equity	—	—	—	34	—	—	—	33
Derivatives	—	246	—	246	—	96	—	96
Real estate	—	—	—	161	—	—	—	184
Hedge funds	—	—	—	54	—	—	—	1,232
Total assets	$2,118	$1,337	$—	$5,566	$2,033	$641	$—	$5,073

Liability category:
Repurchase agreements	—	480	—	480	—	684	—	684
Net assets/(liabilities)	$2,118	$857	$—	$5,086	$2,033	$(43)	$—	$4,389

The fair values of our Other plan assets by asset category at December 31, 2019 and 2018 are as follows:

	December 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset category:
Cash	$2	$—	$—	$2	$1	$—	$—	$1
Pooled / commingled funds	—	—	—	444	—	—	—	294
Mutual funds	—	—	—	106	—	—	—	185
Hedge funds	—	—	—	34	—	—	—	4
Insurance contracts	—	—	2	2	—	—	2	2
Total assets	$2	$—	$2	$588	$1	$—	$2	$486

Our PRW plan invested only in short-term investments and mutual funds and is not included within this fair value hierarchy table for the year ended December 31, 2018. These assets were fully paid out during the year ended December 31, 2019.

We evaluate the need to transfer between levels based upon the nature of the financial instrument and size of the transfer relative to the total net assets of the plans. There were no significant transfers between Levels 1, 2 or 3 in the fiscal years ended December 31, 2019 and 2018.

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

Other fixed income: Foreign and municipal bonds are valued using pricing models maximizing the use of observable inputs for similar securities.

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

The following table reconciles the net plan investments to the total fair value of the plan assets:

	December 31,
	2019	2018
Net assets held in investments	$9,553	$8,279
PRW plan assets	—	1
Net (payable)/receivable for investments purchased	(7)	(1)
Dividend and interest receivable	1	1
Other adjustments	—	12
Fair value of plan assets	$9,547	$8,292

Level 3 investments

As a result of the inherent limitations related to the valuations of the Level 3 investments, due to the unobservable inputs of the underlying funds, the estimated fair values may differ significantly from the values that would have been used had a market for those investments existed.

The following table sets forth a summary of changes in the fair value of the plans’ Level 3 assets for the fiscal year ended December 31, 2019:

Level 3 Roll Forward
Beginning balance at December 31, 2018	$2
Foreign exchange	—
Ending balance at December 31, 2019	$2

Contributions and Benefit Payments

Funding is based on actuarially-determined contributions and is limited to amounts that are currently deductible for tax purposes. Since funding calculations are based on different measurements than those used for accounting purposes, pension contributions are not equal to net periodic pension costs.

The following table sets forth our projected pension contributions to our qualified plans for fiscal year 2020, as well as the pension contributions to our qualified plans in fiscal years 2019 and 2018:

	2020 (Projected)	2019 (Actual)	2018 (Actual)
U.S.	$60	$60	$50
U.K.	$80	$76	$84
Other	$23	$22	$14

Expected benefit payments from our defined benefit pension plans to current plan participants, including the effects of their expected future service, as appropriate, are as follows:

	Benefit Payments
Fiscal Year	U.S.	U.K.	Other	PRW	Total
2020	$234	$116	$27	$10	$387
2021	264	119	24	10	417
2022	252	121	27	11	411
2023	260	129	28	11	428
2024	268	138	30	11	447
Years 2025 – 2029	1,375	768	171	60	2,374
	$2,653	$1,391	$307	$113	$4,464

Defined Contribution Plans

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

The Legacy Towers Watson U.K. pension plan has a money purchase component to which we make core contributions plus additional contributions matching those of the participants up to a maximum rate. Contribution rates depend on the age of the participant and whether or not they arise from salary sacrifice arrangements through which the participant has elected to receive a pension contribution in lieu of additional salary. Effective January 1, 2019, the Company provides a defined contribution plan as part of a master trust, for which we also make core contributions plus additional contributions matching those of the participants up to a maximum rate.

The Legacy Willis U.K. pension plan has a money purchase component to which we make core contributions plus additional contributions matching those of the participants up to a maximum rate. Contribution rates may arise from salary sacrifice arrangements through which the participant has elected to receive a pension contribution in lieu of additional salary.

We had defined contribution plan expense for the years ended December 31, 2019, 2018 and 2017 amounting to $150 million, $150 million and $154 million, respectively.

Note 14 — Leases

On January 1, 2019, the Company adopted ASC 842. The adoption of this new guidance had a significant impact to the amounts and classifications of certain lease-related balances within our consolidated financial statements and accompanying note disclosures. The Company adopted the standard using the modified retrospective approach whereby it recognized a transition adjustment at the effective date of ASC 842, January 1, 2019, rather than at the beginning of the earliest comparative period presented. The adoption of ASC 842 resulted in no adjustment to retained earnings and an additional $1.2 billion of lease liabilities and $1.0 billion of right-of-use (‘ROU’) assets being recognized at January 1, 2019. The initial ROU assets are less than the initial lease liabilities because all operating lease-related balances recognized under previous guidance and reflected on our consolidated balance sheet as of December 31, 2018, such as deferred rent accruals and lease-related intangibles, were reclassified on January 1, 2019 as either an addition or a reduction to the opening ROU asset balance in accordance with the new guidance. We reflected additional deferred tax assets of $190 million and deferred tax liabilities of $190 million on the gross lease liabilities and gross ROU assets, respectively (prior to the netting of the historic balances). Existing deferred taxes on operating lease-related balances have been reclassified as either an addition or a reduction to the net deferred tax liabilities related to the ROU assets, and these amounts are not included in any of the above values.

We assessed the transition practical expedients available under the guidance and, in addition to selecting the modified retrospective transition approach as noted above, we made the following elections:

•

Practical expedient package – We elected this package, and therefore did not reassess lease classifications for our existing or expired leases, whether any existing or expired contracts contain a lease, or our treatment of any initial direct costs.

•	Hindsight practical expedient – As permitted under the transition rules, the Company did not revisit its estimate of lease terms upon transition to ASC 842.
•

Short-term lease exemption – We elected this exemption, and therefore did not recognize any right-of-use assets or liabilities for short-term leases (generally defined as having a term of 12 months or less) on our consolidated balance sheet.

•

Separation of lease and non-lease components – We elected the practical expedient to not separate the cash flows associated with lease and non-lease components in our property lease accounting and resulting amounts recorded in our consolidated financial statements.

The following table presents amounts recorded on our consolidated balance sheet at December 31, 2019, classified as either operating or finance leases. Operating leases are presented separately on our consolidated balance sheet. For the finance leases, the ROU assets are included in fixed assets, net, and the liabilities are classified within other current liabilities or other non-current liabilities.

	Operating Leases	Finance Leases	Total Leases
Right-of-use assets	$968	$10	$978
Current lease liabilities	164	3	167
Long-term lease liabilities	964	22	986

The following table presents amounts recorded on our consolidated statement of comprehensive income for the year ended December 31, 2019:

Year Ended December 31, 2019
Finance lease cost:
Amortization of right-of-use assets	$2
Interest on lease liabilities	3
Operating lease cost	191
Short-term lease cost	2
Variable lease cost	51
Sublease income	(16)
Total lease cost, net	$233

The total lease cost is recognized in different locations in our consolidated statement of comprehensive income. Amortization of the finance lease ROU assets is included in depreciation, while the interest cost component of these finance leases is included in interest expense. All other costs are included in other operating expenses. The Company had rent expense for the years ended December 31, 2018 and 2017 of $243 million and $261 million, respectively, net of sublease income, related to operating leases classified within other operating expenses on our consolidated statement of comprehensive income.

Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2019, as well as their location in the consolidated statement of cash flows, is as follows:

Year Ended December 31, 2019
Cash flows from operating activities:
Operating leases	$205
Finance leases	3
Cash flows used in financing activities:
Finance leases	2
Total lease payments	$210

Non-cash additions to our operating lease ROU assets were $124 million during the year ended December 31, 2019, $19 million of which arose from the acquisition of TRANZACT (see Note 3 – Acquisitions and Divestitures) and $71 million arose from modifications to existing leases.

Our operating and finance leases have the following weighted-average terms and discount rates as of December 31, 2019:

	Operating Leases	Finance Leases
Weighted-average term (in years)	8.8	6.0
Weighted-average discount rate	3.6%	12.9%

The maturity of our lease liabilities on an undiscounted basis, including a reconciliation to the total lease liabilities reported on the consolidated balance sheet as of December 31, 2019, is as follows:

	Operating Leases	Finance Leases	Total Leases
2020	$192	$6	$198
2021	172	6	178
2022	156	6	162
2023	146	6	152
2024	130	6	136
Thereafter	524	7	531
Total future lease payments	1,320	37	1,357
Interest	(192)	(12)	(204)
Total lease liabilities	$1,128	$25	$1,153

Prior to the adoption of ASC 842, on December 31, 2018, the maturity of our operating and finance leases on an undiscounted basis was as follows:

	Operating Leases	Finance Leases	Total Leases
2019	$197	$5	$202
2020	180	6	186
2021	159	6	165
2022	142	6	148
2023	131	6	137
Thereafter	542	14	556
Total future lease payments	1,351	43	1,394
Interest	(202)	(14)	(216)
Total lease liabilities	$1,149	$29	$1,178

Note 15 — Commitments and Contingencies

Guarantees

Guarantees issued by certain of Willis Towers Watson’s subsidiaries with respect to the senior notes and credit facilities are discussed in Note 11 — Debt and Note 23 — Financial Information for Issuers and Other Guarantor Subsidiaries.

Certain of Willis Towers Watson’s subsidiaries have given the landlords of some leasehold properties occupied by the Company in the U.K. and the U.S. guarantees with respect to the performance of the lease obligations of the subsidiary holding the lease. The operating lease obligations subject to such guarantees amounted to $536 million and $570 million at December 31, 2019 and 2018, respectively. The capital lease obligations subject to such guarantees amounted to $6 million and $7 million at December 31, 2019 and 2018, respectively.

Acquisition liabilities

The Company has deferred and contingent consideration due to be paid on existing acquisitions until 2021 totaling $38 million at December 31, 2019. Total deferred and contingent consideration paid during the year ended December 31, 2019 was $57 million.

Other contractual obligations

For certain subsidiaries and associates, the Company has the right to purchase shares (a call option) from co-shareholders at various dates in the future. In addition, the co-shareholders of certain subsidiaries and associates have the right to sell their shares (a put option) to the Company at various dates in the future. Generally, the exercise price of such put options and call options is formula-based (using revenue and earnings) and is designed to reflect fair value. Based on current projections of profitability and exchange rates, and assuming the put options are exercised, the potential amount payable from these options is not expected to exceed $38 million.

Additionally, the Company has capital commitments with Trident V Parallel Fund, LP, an investment fund managed by Stone Point Capital, and Dowling Capital Partners I, LP. At December 31, 2019, the Company is obligated to make capital contributions of approximately $2 million, collectively, to these funds.

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

Errors and omissions claims, lawsuits, and other proceedings arising in the ordinary course of business are covered in part by professional indemnity or other appropriate insurance. The terms of this insurance vary by policy year. Regarding self-insured risks, the Company has established provisions which are believed to be adequate in light of current information and legal advice, or, in certain cases, where a range of loss exists, the Company accrues the minimum amount in the range if no amount within the range is a better estimate than any other amount. The Company adjusts such provisions from time to time according to developments. See Note 16 — Supplementary Information for Certain Balance Sheet Accounts for the amounts accrued at December 31, 2019 and 2018 in the consolidated balance sheets.

On the basis of current information, the Company does not expect that the actual claims, lawsuits and other proceedings to which it is subject, or potential claims, lawsuits, and other proceedings relating to matters of which it is aware, will ultimately have a material adverse effect on its financial condition, results of operations or liquidity. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation and disputes with insurance companies, it is possible that an adverse outcome or settlement in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods. In addition, given the early stages of some litigation or regulatory proceedings described below, it may not be possible to predict their outcomes or resolutions, and it is possible that any one or more of these events may have a material adverse effect on the Company.

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

Merger-Related Securities Litigation

On November 21, 2017, a purported former stockholder of Legacy Towers Watson filed a putative class action complaint on behalf of a putative class consisting of all Legacy Towers Watson stockholders as of October 2, 2015 against the Company, Legacy Towers Watson, Legacy Willis, ValueAct Capital Management (‘ValueAct’), and certain current and former directors and officers of Legacy Towers Watson and Legacy Willis (John Haley, Dominic Casserley, and Jeffrey Ubben), in the United States District Court for the Eastern District of Virginia. The complaint asserted claims against certain defendants under Section 14(a) of the Securities Exchange Act of 1934 (the ‘Exchange Act’) for allegedly false and misleading statements in the proxy statement for the Merger; and against other defendants under Section 20(a) of the Exchange Act for alleged ‘control person’ liability with respect to such allegedly false and misleading statements. The complaint further contended that the allegedly false and misleading statements caused stockholders of Legacy Towers Watson to accept inadequate Merger consideration. The complaint sought damages in an unspecified amount. On February 20, 2018, the court appointed the Regents of the University of California (‘Regents’) as Lead Plaintiff and Bernstein Litowitz Berger & Grossman LLP (‘Bernstein’) as Lead Counsel for the putative class, consolidated all subsequently filed, removed, or transferred actions, and captioned the consolidated action ‘In re Willis Towers Watson plc Proxy Litigation,’ Master File No. 1:17-cv-1338-AJT-JFA. On March 9, 2018, Lead Plaintiff filed an Amended Complaint. On April 13, 2018, the defendants filed motions to dismiss the Amended Complaint, and, on July 11, 2018, following briefing and argument, the court granted the motions and dismissed the Amended Complaint in its entirety. On July 30, 2018, Lead Plaintiff filed a notice of appeal from the court’s July 11, 2018 dismissal order to the United States Court of Appeals for the Fourth Circuit, and, on December 6, 2018, the parties completed briefing on the appeal. On May 8, 2019, the parties argued the appeal, and on August 30, 2019, the Fourth Circuit vacated the dismissal order and remanded the case to the Eastern District of Virginia for further proceedings consistent with its decision. On September 13, 2019, the defendants filed a petition for rehearing by the Fourth Circuit en banc, which the Fourth Circuit denied on September 27, 2019. On November 8, 2019, the defendants filed renewed motions to dismiss in the Eastern District of Virginia based upon certain arguments that were advanced in their original motions to dismiss, but undecided by both the district court and the Fourth Circuit. On December 18, 2019, the parties completed briefing on the defendants’ renewed motions, and, on December 20, 2019, the court heard argument on the motions. On January 31, 2020, the court denied the motions.

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

On March 9, 2018, Regents filed a putative class action complaint on behalf of a putative class of Legacy Towers Watson stockholders against the Company, Legacy Willis, ValueAct, and Messrs. Haley, Casserley, and Ubben, in the Delaware Court of Chancery, captioned The Regents of the University of California v. John J. Haley, et al., C.A. No. 2018-0166. Based on similar allegations as the Eastern District of Virginia action described above, the complaint asserts claims against Mr. Haley for breach of fiduciary duty and against all other defendants for aiding and abetting breach of fiduciary duty. Also on March 9, 2018, Regents filed a motion for consolidation of all pending and subsequently filed Delaware Court of Chancery actions, and for appointment as Lead Plaintiff and for the appointment of Bernstein as Lead Counsel for the putative class. On March 29, 2018, Fort Myers and Alaska responded to Regents’ motion and cross-moved for appointment as Co-Lead Plaintiffs and for the appointment of their counsel, Grant & Eisenhofer P.A. and Kessler Topaz Meltzer & Check, LLP as Co-Lead Counsel. On April 2, 2018, the court consolidated the Delaware Court of Chancery actions and all related actions subsequently filed in or transferred to the Delaware Court of Chancery. On June 5, 2018, the court denied Regents’ motion for appointment of Lead Plaintiff and Lead Counsel and granted Fort Myers’ and Alaska’s cross-motion. On June 20, 2018, Fort Myers and Alaska designated the complaint previously filed by Alaska (the ‘Alaska Complaint’) as the operative complaint in the consolidated action. On September 14, 2018, the defendants filed motions to dismiss the Alaska Complaint. On October 31, 2018, Fort Myers and Alaska filed an amended complaint, which, based on similar allegations, asserts claims against the former directors of legacy Towers Watson for breach of fiduciary duty and against ValueAct and Mr. Ubben for aiding and abetting breach of fiduciary duty. On January 11, 2019, the defendants filed motions to dismiss the amended complaint, and on March 29, 2019, the parties completed briefing on the motions. The court heard argument on the motions on April 11, 2019 and, on July 25, 2019, dismissed the amended complaint in its entirety. On August 22, 2019, Fort Myers and Alaska filed a notice of appeal from the court’s July 25, 2019 dismissal order to the Supreme Court of the State of Delaware. On November 22, 2019, the parties completed briefing on the appeal, which will be argued during the Supreme Court’s April 2020 Session.

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

On September 7, 2016, Plaintiffs filed with the Court a motion to approve the settlement. On October 19, 2016, the Court preliminarily approved the settlement. Several of the plaintiffs in the other actions above objected to the settlement, and a hearing to consider final approval of the settlement was held on January 20, 2017, after which the Court reserved decision. On August 23, 2017, the Court approved the settlement, including the bar orders. Several of the objectors appealed the settlement approval and bar orders to the Fifth Circuit. Oral argument on the appeals was heard on December 3, 2018, and, on July 22, 2019, the Fifth Circuit affirmed the approval of the settlement, including the bar orders. On August 5, 2019, certain of the plaintiff-appellants filed a petition for rehearing by the Fifth Circuit en banc (the ‘Petition’). On August 19, 2019, the Fifth Circuit requested a response to the Petition. On August 29, 2019, the Receiver filed a response to the Petition. On December 19, 2019, the Fifth Circuit granted the Petition (treating it as a petition for panel rehearing), withdrew its July 22, 2019 opinion, and substituted a new opinion that also affirmed the approval of the settlement, including the bar orders. On January 2, 2020, certain of the plaintiff-appellants filed another petition for rehearing by the Fifth Circuit en banc (the ‘Second Petition’), in which the other plaintiff-appellants joined. On January 21, 2020, the Fifth Circuit denied the Second Petition.

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

In May 2018, the Korea Fair Trade Commission (‘KFTC’) disclosed to us that it is investigating alleged cartels in the insurance broking industry. The KFTC has since requested information related to, among other topics, the aviation and aerospace insurance brokerage market and exchanges of information between brokers about insurance policies. In January 2020, the KFTC advised us that it has decided to conclude the examination procedure for the case (subject to being re-opened if additional evidence is identified later).

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

Given the status of the investigations by the Commission and CADE, the Company is currently unable to assess the terms on which they will be resolved, or any other regulatory matter or civil claims emanating from the conduct being investigated, will be resolved, and thus is unable to provide an estimate of the reasonably possible loss or range of loss.

U.K. Investment Consulting Investigation

In September 2017, the FCA announced that it would make a referral with respect to the investment consulting industry to the U.K. Competition & Markets Authority (the ‘CMA’).

The CMA released its final report on December 12, 2018, finding that there is an adverse effect on competition.  To address these findings, the CMA has set out certain remedies, including mandatory tendering when trustees first purchase fiduciary management services, the reporting of investment performance to customers using a set of common standards, transparency in reporting of fees in fiduciary management and the expansion of the FCA’s regulatory perimeter to include the main activities of investment consultancy and fiduciary management providers. The Company is generally supportive of these proposed remedies. The CMA issued its final order setting out these remedies on June 10, 2019. The Company is now in the process of implementing these remedies. The costs associated with these remedies are not expected to have a material impact on the Company’s consolidated financial statements.

Note 16 — Supplementary Information for Certain Balance Sheet Accounts

Additional details of specific balance sheet accounts are detailed below.

Prepaid and other current assets consist of the following:

	December 31, 2019	December 31, 2018
Prepayments and accrued income	$145	$136
Deferred contract costs	101	102
Derivatives and investments	49	25
Deferred compensation plan assets	18	18
Retention incentives	11	5
Corporate income and other taxes	56	61
Restricted cash	8	—
Acquired renewal commissions receivable	25	—
Other current assets	112	57
Total prepaid and other current assets	$525	$404

Other non-current assets consist of the following:

	December 31, 2019	December 31, 2018
Prepayments and accrued income	$12	$14
Deferred contract costs	76	46
Deferred compensation plan assets	150	125
Deferred tax assets	72	59
Accounts receivable, net	30	20
Acquired renewal commissions receivable	125	—
Other investments	23	7
Insurance recovery receivables	119	86
Non-current contract assets	105	3
Other non-current assets	123	107
Total other non-current assets	$835	$467

Deferred revenue and accrued expenses consist of the following:

	December 31, 2019	December 31, 2018
Accounts payable, accrued liabilities and deferred income	$856	$691
Accrued discretionary and incentive compensation	727	758
Accrued vacation	137	111
Other employee-related liabilities	64	87
Total deferred revenue and accrued expenses	$1,784	$1,647

Other current liabilities consist of the following:

	December 31, 2019	December 31, 2018
Dividends payable	$100	$87
Income and other taxes payable	138	129
Interest payable	65	59
Deferred compensation plan liabilities	14	14
Contingent and deferred consideration on acquisitions	12	61
Payroll-related liabilities	216	210
Derivatives	3	13
Third party commissions	179	169
Other current liabilities	75	122
Total other current liabilities	$802	$864

Provision for liabilities consists of the following:

	December 31, 2019	December 31, 2018
Claims, lawsuits and other proceedings	$456	$455
Other provisions	81	85
Total provision for liabilities	$537	$540

Other non-current liabilities consist of the following:

	December 31, 2019	December 31, 2018
Incentives from lessors	$—	$120
Deferred compensation plan liability	150	125
Contingent and deferred consideration on acquisitions	26	22
Liabilities for uncertain tax positions	48	46
Finance leases	22	26
Other non-current liabilities	89	90
Total other non-current liabilities	$335	$429

Note 17 — Other Income, Net

Other income, net consists of the following:

	Years ended December 31,
	2019	2018	2017
(Loss)/gain on disposal of operations	$(2)	$(9)	$13
Net periodic pension and postretirement benefit credits	234	280	222
Interest in earnings of associates and other investments	21	3	3
Impact of Venezuelan currency devaluation	—	—	(2)
Foreign exchange loss	(26)	(24)	(72)
Other income, net	$227	$250	$164

Note 18 — Accumulated Other Comprehensive Loss

The components of other comprehensive (loss)/income are as follows:

	December 31, 2019			December 31, 2018			December 31, 2017
	Before tax amount	Tax	Net of tax amount	Before tax amount	Tax	Net of tax amount	Before tax amount	Tax	Net of tax amount
Other comprehensive (loss)/income:
Foreign currency translation	$78	$—	$78	$(251)	$—	$(251)	$295	$—	$295
Defined pension and post-retirement benefits	(412)	83	(329)	(258)	59	(199)	3	11	14
Derivative instruments	23	(2)	21	5	(3)	2	90	(15)	75
Other comprehensive (loss)/income	(311)	81	(230)	(504)	56	(448)	388	(4)	384
Less: Other comprehensive income attributable to non-controlling interests	—	—	—	—	—	—	(13)	—	(13)
Other comprehensive (loss)/income attributable to Willis Towers Watson	$(311)	$81	$(230)	$(504)	$56	$(448)	$375	$(4)	$371

Changes in the components of accumulated other comprehensive loss, net of tax, are included in the following table. This table excludes amounts attributable to non-controlling interests, which are not material for further disclosure.

	Foreign currency translation (i)	Derivative instruments (i)	Defined pension and post- retirement benefit costs (ii)	Total
Balance, January 1, 2017	$(650)	$(82)	$(1,152)	$(1,884)
Other comprehensive income/(loss) before reclassifications	285	28	(26)	287
Loss reclassified from accumulated other comprehensive loss (net of income tax benefit of $18)	—	44	40	84
Net other comprehensive income	285	72	14	371
Balance, December 31, 2017	$(365)	$(10)	$(1,138)	$(1,513)
Other comprehensive loss before reclassifications	(251)	(22)	(241)	(514)
Loss reclassified from accumulated other comprehensive loss (net of income tax benefit of $17)	—	24	42	66
Net other comprehensive (loss)/income	(251)	2	(199)	(448)
Balance, December 31, 2018	$(616)	$(8)	$(1,337)	$(1,961)
Other comprehensive income/(loss) before reclassifications	78	12	(343)	(253)
Loss reclassified from accumulated other comprehensive loss (net of income tax benefit of $9)	—	9	14	23
Net other comprehensive income/(loss)	78	21	(329)	(230)
Reclassification of tax effects per ASU 2018-02 (iii)	—	—	(36)	(36)
Balance, December 31, 2019	$(538)	$13	$(1,702)	$(2,227)

(i)

Reclassification adjustments from accumulated other comprehensive loss related to derivative instruments for the year ended December 31, 2019 are included in Revenue and Salaries and benefits, and are included in Other income, net for the years ended December 31, 2018 and 2017, in the accompanying consolidated statements of comprehensive income. See Note 10 — Derivative Financial Instruments for additional details regarding the reclassification adjustments for the derivative settlements.

(ii)

Reclassification adjustments from accumulated other comprehensive loss are included in the computation of net periodic pension cost (see Note 13 — Retirement Benefits). These components are included in Other income, net in the accompanying consolidated statements of comprehensive income.

(iii)

On January 1, 2019, in accordance with ASU 2018-02, we reclassified to Retained earnings $36 million of defined pension and postretirement costs, representing the ‘stranded’ tax effect of the change in the U.S. federal corporate tax rate resulting from U.S. Tax Reform. See Note 2 — Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements for further information.

Note 19 — Share-based Compensation

Plan Summaries

On December 31, 2019, the Company had a number of open share-based compensation plans, which provide for the granting of time-based and performance-based options, time-based and performance-based restricted stock units, and various other share-based grants to employees. All of the Company’s share-based compensation plans under which any options, restricted stock units (‘RSUs’) or other share-based grants are outstanding as of December 31, 2019 are described below. The compensation cost that has been recognized for these plans for the years ended December 31, 2019, 2018 and 2017 was $74 million, $50 million and $67 million, respectively. The total income tax benefits recognized in the consolidated statements of comprehensive income for share-based compensation arrangements for the years ended December 31, 2019, 2018, and 2017 were $11 million, $10 million and $22 million, respectively.

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

There were approximately 8 million shares remaining available for grant under this plan as of December 31, 2019. Options are exercisable on a variety of dates, including from the second, third, fourth or fifth anniversary of the grant date. Unless terminated sooner by the board of directors, the 2012 Plan will expire 10 years after the date of its adoption. That termination will not affect the validity of any grants outstanding at that date.

Towers Watson Share Plans

In January 2016, in connection with the Merger, we assumed the Towers Watson & Co. 2009 Long-Term Incentive Plan (‘2009 LTIP’) and converted the outstanding unvested restricted stock units and options into Willis Towers Watson RSUs and options using a conversion ratio stated in the Merger Agreement. We determined the fair value of the portion of the outstanding RSUs and options related to pre-acquisition employee service using the straight-line methodology from the date of grant to the acquisition date to be $37 million, which was added to the transaction consideration. The fair value of the remaining portion of RSUs and options related to the post-acquisition employee services was $45 million, and was recorded over the subsequent vesting periods through 2018. For the years ended December 31, 2018 and 2017, we recorded $3 million and $11 million of non-cash stock-based compensation expense, respectively.

The acquired awards have vested in full, and the Company does not intend to grant future awards under the 2009 LTIP plan.

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

Year ended December 31,
2017
Expected volatility	19.8%
Expected dividends	1.4%
Expected life (years)	4.2
Risk-free interest rate	1.6%

There were no options granted during the years ended December 31, 2019 and 2018.

Award Activity

Classification of options as time-based or performance-based is dependent on the original terms of the award. Performance conditions on the majority of options have been met. A summary of option activity under the plans at December 31, 2019, and changes during the year then ended is presented below:

	Options (thousands)	Weighted- Average Exercise Price (i)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Time-based stock options
Balance as of December 31, 2018	449	$102.36
Granted	—	$—
Exercised	182	$98.91
Forfeited	7	$117.96
Balance as of December 31, 2019	260	$104.38	1.6 years	$25
Options vested or expected to vest at December 31, 2019	260	$104.38	1.6 years	$25
Options exercisable at December 31, 2019	196	$98.46	1.4 years	$20
Performance-based stock options
Balance as of December 31, 2018	542	$110.55
Granted	—	$—
Exercised	245	$110.62
Cancelled	10	$107.87
Balance as of December 31, 2019	287	$110.58	2.7 years	$26
Options vested or expected to vest at December 31, 2019	287	$110.58	2.7 years	$26
Options exercisable at December 31, 2019	287	$110.58	2.7 years	$26

(i)	Certain options are exercisable in Pounds sterling and are converted to dollars using the exchange rate at December 31, 2019.

The weighted-average grant-date fair value of time-based options granted during the year ended December 31, 2017 was $27.69. The total intrinsic values of time-based options exercised during the years ended December 31, 2019, 2018 and 2017 were $16 million, $12 million and $19 million, respectively. At December 31, 2019, there was less than $1 million of total unrecognized compensation cost under the time-based stock option plans; that cost is expected to be recognized over a weighted-average period of 1.9 years.

The total intrinsic values of performance-based options exercised during the years ended December 31, 2019, 2018 and 2017 were $16 million, $8 million and $10 million, respectively. At December 31, 2019, there is no unrecognized compensation cost related to the performance-based stock option plans.

Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2019, 2018 and 2017 was $45 million, $45 million and $61 million, respectively. The actual tax benefit recognized for the tax deductions from option exercises of the share-based payment arrangements totaled $6 million, $4 million and $7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Equity-settled RSUs

Valuation Assumptions

The fair value of each time-based RSU is based on the grant date fair value, or the fair value on the acquisition date in the case of acquired awards. The fair value of each performance-based RSU is estimated on the grant date using a Monte-Carlo simulation that uses the assumptions noted in the following table. The awards also contain a market-based performance target. For the awards granted in 2019 and 2018, the performance measure is entirely based on this market target. Expected volatility is based on the historical volatility of the Company’s shares. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The assumptions noted in the table below represent the weighted-average of each assumption for each grant during the year.

	Years ended December 31,
	2019	2018	2017
Expected volatility	25.6%	17.9%	20.2%
Expected dividend yield	—%	—%	—%
Expected life (years)	2.7	2.5	2.4
Risk-free interest rate	2.1%	2.6%	1.4%

Award Activity

A summary of time-based and performance-based RSU activity under the plans at December 31, 2019, and changes during the year then ended, is presented below:

	Shares (thousands)	Weighted- Average Grant Date Fair Value
Nonvested shares (time-based RSUs)
Balance as of December 31, 2018	19	$141.19
Granted	14	$179.04
Vested	21	$150.64
Forfeited	1	$136.17
Balance as of December 31, 2019	11	$172.25
Nonvested shares (performance-based RSUs)
Balance as of December 31, 2018	758	$91.02
Granted	186	$198.49
Vested	178	$123.86
Forfeited	25	$204.68
Cancelled	234	$10.62
Balance as of December 31, 2019	507	$150.22

The total number of time-based RSUs that vested during the year ended December 31, 2019 was 21,025 shares at an average share price of $189.42. The total number of time-based RSUs that vested during the year ended December 31, 2018 was 164,728 shares at an average share price of $156.14. The total number of time-based RSUs that vested during the year ended December 31, 2017 was 178,574 shares at an average share price of $150.81. At December 31, 2019 there was $1 million of total unrecognized compensation cost related to the time-based RSU plan; that cost is expected to be recognized over a weighted-average period of 0.9 years.

The total number of performance-based RSUs that vested during the year ended December 31, 2019 was 178,346 shares at an average share price of $175.01. The total number of performance-based RSUs that vested during the year ended December 31, 2018 was 249,901 shares at an average share price of $154.99. The total number of performance-based RSUs that vested during the year ended December 31, 2017 was 318,714 shares at an average share price of $140.32. At December 31, 2019 there was $11 million of total unrecognized compensation cost related to the performance-based RSU plan; that cost is expected to be recognized over a weighted-average period of 2.0 years.

The actual tax benefit recognized for the tax deductions from RSUs that vested totaled $7 million, $12 million and $19 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Phantom RSUs

The Company granted 204,269 and 268,956 units of phantom stock with a market-performance feature during the years ended December 31, 2019 and 2018, respectively. These are cash-settled awards with final payout based on the performance of the Company’s stock. The grant date fair value of the awards was $105.97 and $83.57 per share for the 2019 and 2018 awards, respectively. The fair value of each phantom RSU is estimated using a Monte Carlo simulation. The Company’s stock price as of the last day of the period is one of the inputs used in the simulation. Expected volatility is based on the historical volatility of the Company’s shares. The expected term of each plan is three years, based on the vesting terms of the awards. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

Since the awards are cash-settled, they are considered a liability. Expense is recognized over the service period. The liability is remeasured at the end of each reporting period and changes in fair value are recognized as compensation cost. For both plans, as of December 31, 2019, the liability recognized is $31 million and the estimated unrecognized compensation cost is $44 million.

Note 20 — Earnings Per Share

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

At December 31, 2019, 2018 and 2017, there were 0.3 million, 0.4 million and 0.8 million time-based share options; 0.3 million, 0.5 million and 0.7 million performance-based options; and 0.5 million, 0.8 million and 0.9 million performance-based RSUs outstanding, respectively. The Company’s time-based RSUs were immaterial at December 31, 2019 and 2018; there were 0.1 million time-based RSUs outstanding at December 31, 2017.

Basic and diluted earnings per share are as follows:

	Years ended December 31,
	2019	2018	2017
Net income attributable to Willis Towers Watson	$1,044	$695	$568

Basic weighted-average number of shares outstanding	130	131	135
Dilutive effect of potentially issuable shares	—	1	1
Diluted weighted-average number of shares outstanding	130	132	136

Basic earnings per share	$8.05	$5.29	$4.21
Dilutive effect of potentially issuable shares	(0.03)	(0.02)	(0.03)
Diluted earnings per share	$8.02	$5.27	$4.18

There were no anti-dilutive options for the years ended December 31, 2019, 2018 and 2017. For the year ended December 31, 2018, 0.2 million RSUs were not included in the computation of the dilutive effect of potentially issuable shares because their effect was anti-dilutive. There were no anti-dilutive RSUs for the years ended December 31, 2019 and 2017.

Note 21 — Supplemental Disclosures of Cash Flow Information

Supplemental disclosures regarding cash flow information and non-cash investing and financing activities are as follows:

	Years Ended December 31,
	2019	2018	2017
Supplemental disclosures of cash flow information:
Cash payments for income taxes, net	$299	$178	$203
Cash payments for interest	$210	$176	$169
Cash acquired	$11	$13	$—
Supplemental disclosures of non-cash investing and financing activities:
Fair value of deferred and contingent consideration related to acquisitions	$13	$36	$—

Note 22 — Quarterly Financial Data (Unaudited)

Quarterly financial data for 2019 and 2018 were as follows:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2019
Revenue	$2,312	$2,048	$1,989	$2,690
Total costs of providing services	$1,953	$1,872	$1,882	$2,003
Income from operations	$359	$176	$107	$687
Net income	$293	$149	$80	$551
Net income attributable to Willis Towers Watson	$287	$138	$75	$544
Earnings per share
— Basic	$2.21	$1.06	$0.58	$4.20
— Diluted	$2.20	$1.06	$0.58	$4.18
2018
Revenue	$2,292	$1,990	$1,859	$2,372
Total costs of providing services	$2,033	$1,927	$1,842	$1,902
Income from operations	$259	$63	$17	$470
Net income	$221	$65	$46	$383
Net income attributable to Willis Towers Watson	$215	$58	$44	$378
Earnings per share
— Basic	$1.62	$0.44	$0.34	$2.91
— Diluted	$1.61	$0.44	$0.33	$2.89

Note 23 — Financial Information for Issuers and Other Guarantor Subsidiaries

As of December 31, 2019 Willis Towers Watson has issued the following debt securities (‘WTW Debt Securities’):

a)	Willis Towers Watson plc (the parent company) has $500 million senior notes outstanding, which were issued on March 17, 2011;
b)

Willis North America Inc. (‘Willis North America’) has $2.7 billion senior notes outstanding, of which $650 million were issued on May 16, 2017, $1.0 billion were issued on September 10, 2018, and $1.0 billion were issued on September 10, 2019; and $200 million currently outstanding under a one-year unsecured term loan; and

c)

Trinity Acquisition plc has $2.1 billion senior notes outstanding, of which $525 million were issued on August 15, 2013, $1.0 billion were issued on March 22, 2016 and €540 million ($609 million) were issued on May 26, 2016; $95 million currently outstanding under a one-year unsecured term loan; and no balance currently outstanding on a consolidated basis under the $1.25 billion revolving credit facility issued on March 7, 2017.

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

Presented below is condensed financial information for:

(i)	Willis Towers Watson plc, which is both an issuer and guarantor, on a parent company only basis;
(ii)	Willis North America, which is both an issuer and guarantor, on a company only basis;
(iii)	Trinity Acquisition plc, which is both an issuer and guarantor, on a company only basis;
(iv)	Other guarantors, which are all wholly owned direct or indirect subsidiaries of the parent, on a combined basis;
(v)	Non-guarantors, which are all wholly owned direct or indirect subsidiaries of the parent, on a combined basis;
(vi)	Eliminations, which are consolidating adjustments on a combined basis; and
(vii)	The consolidated Company.

Condensed Consolidating Statement of Comprehensive Income

	Year ended December 31, 2019
	Willis Towers Watson plc	Willis North America	Trinity Acquisition plc	Other guarantors	Non- guarantors	Eliminations	Consolidated
Revenue	$—	$51	$—	$—	$8,988	$—	$9,039
Costs of providing services
Salaries and benefits	3	55	—	—	5,191	—	5,249
Other operating expenses	2	32	—	114	1,571	—	1,719
Depreciation	—	—	—	3	237	—	240
Amortization	—	—	—	3	489	(3)	489
Transaction and integration expenses	—	9	—	—	4	—	13
Total costs of providing services	5	96	—	120	7,492	(3)	7,710
(Loss)/income from operations	(5)	(45)	—	(120)	1,496	3	1,329
Intercompany income/(expense)	—	145	125	279	(549)	—	—
Interest expense	(30)	(98)	(95)	—	(11)	—	(234)
Other income, net	—	—	3	1	223	—	227
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES	(35)	2	33	160	1,159	3	1,322
Benefit from/(provision for) income taxes	—	27	(7)	37	(306)	—	(249)
Equity account for subsidiaries	1,079	287	735	869	—	(2,970)	—
NET INCOME	1,044	316	761	1,066	853	(2,967)	1,073
Income attributable to non-controlling interests	—	—	—	—	(29)	—	(29)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$1,044	$316	$761	$1,066	$824	$(2,967)	$1,044

Comprehensive income before non- controlling interests	$814	$145	$560	$842	$624	$(2,142)	$843
Comprehensive income attributable to non- controlling interests	—	—	—	—	(29)	—	(29)
Comprehensive income attributable to Willis Towers Watson	$814	$145	$560	$842	$595	$(2,142)	$814

Condensed Consolidating Statement of Comprehensive Income

	Year ended December 31, 2018
	Willis Towers Watson plc	Willis North America	Trinity Acquisition plc	Other guarantors	Non- guarantors	Eliminations	Consolidated
Revenue	$—	$34	$—	$—	$8,479	$—	$8,513
Costs of providing services
Salaries and benefits	2	68	—	—	5,053	—	5,123
Other operating expenses	3	38	1	165	1,430	—	1,637
Depreciation	—	—	—	4	204	—	208
Amortization	—	—	—	3	534	(3)	534
Transaction and integration expenses	—	8	—	1	193	—	202
Total costs of providing services	5	114	1	173	7,414	(3)	7,704
(Loss)/income from operations	(5)	(80)	(1)	(173)	1,065	3	809
Intercompany income/(expense)	—	56	124	356	(536)	—	—
Interest expense	(30)	(58)	(104)	—	(16)	—	(208)
Other income, net	—	—	—	2	1,540	(1,292)	250
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES	(35)	(82)	19	185	2,053	(1,289)	851
(Provision for)/benefit from income taxes	—	(1)	(3)	41	(173)	—	(136)
Equity account for subsidiaries	730	124	437	498	—	(1,789)	—
NET INCOME	695	41	453	724	1,880	(3,078)	715
Income attributable to non-controlling interests	—	—	—	—	(20)	—	(20)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$695	$41	$453	$724	$1,860	$(3,078)	$695

Comprehensive income/(loss) before non- controlling interests	$247	$(88)	$14	$286	$1,470	$(1,662)	$267
Comprehensive income attributable to non- controlling interests	—	—	—	—	(20)	—	(20)
Comprehensive income/(loss) attributable to Willis Towers Watson	$247	$(88)	$14	$286	$1,450	$(1,662)	$247

Condensed Consolidating Statement of Comprehensive Income

	Year ended December 31, 2017
	Willis Towers Watson plc	Willis North America	Trinity Acquisition plc	Other guarantors	Non- guarantors	Eliminations	Consolidated
Revenue	$—	$19	$—	$—	$8,183	$—	8,202
Costs of providing services
Salaries and benefits	4	48	—	—	4,915	—	4,967
Other operating expenses	3	20	1	91	1,419	—	1,534
Depreciation	—	—	—	6	197	—	203
Amortization	—	—	—	3	581	(3)	581
Restructuring costs	—	15	—	8	109	—	132
Transaction and integration expenses	—	19	—	73	177	—	269
Total costs of providing services	7	102	1	181	7,398	(3)	7,686
(Loss)/income from operations	(7)	(83)	(1)	(181)	785	3	516
Intercompany income/(expense)	—	34	123	350	(507)	—	—
Interest expense	(30)	(35)	(103)	—	(20)	—	(188)
Other income, net	35	—	—	—	367	(238)	164
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES	(2)	(84)	19	169	625	(235)	492
(Provision for)/benefit from income taxes	—	(29)	(2)	53	78	—	100
Equity account for subsidiaries	570	171	290	370	—	(1,401)	—
NET INCOME	568	58	307	592	703	(1,636)	592
Income attributable to non-controlling interests	—	—	—	—	(24)	—	(24)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$568	$58	$307	$592	$679	$(1,636)	$568

Comprehensive income before non- controlling interests	$939	$197	$663	$952	$1,051	$(2,826)	$976
Comprehensive income attributable to non- controlling interests	—	—	—	—	(37)	—	(37)
Comprehensive income attributable to Willis Towers Watson	$939	$197	$663	$952	$1,014	$(2,826)	$939

Condensed Consolidating Balance Sheet

	As of December 31, 2019
	Willis Towers Watson plc	Willis North America	Trinity Acquisition plc	Other guarantors	Non- guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$887	$—	$887
Fiduciary assets	—	—	—	—	13,004	—	13,004
Accounts receivable, net	—	39	—	—	2,582	—	2,621
Prepaid and other current assets	—	208	1	40	481	(205)	525
Total current assets	—	247	1	40	16,954	(205)	17,037
Intercompany receivables, net	4,644	—	1,197	—	—	(5,841)	—
Fixed assets, net	—	1	—	17	1,028	—	1,046
Goodwill	—	—	—	—	11,194	—	11,194
Other intangible assets, net	—	—	—	69	3,492	(83)	3,478
Right-of-use assets	—	—	—	—	968	—	968
Pension benefits assets	—	—	—	—	868	—	868
Other non-current assets	—	166	1	67	756	(155)	835
Total non-current assets	4,644	167	1,198	153	18,306	(6,079)	18,389
Investments in subsidiaries	6,205	8,103	2,792	6,097	—	(23,197)	—
TOTAL ASSETS	$10,849	$8,517	$3,991	$6,290	$35,260	$(29,481)	$35,426
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$—	$—	$13,004	$—	$13,004
Deferred revenue and accrued expenses	—	3	—	3	1,792	(14)	1,784
Current debt	—	197	95	—	24	—	316
Current lease liabilities	—	—	—	—	164	—	164
Other current liabilities	101	52	36	3	770	(160)	802
Total current liabilities	101	252	131	6	15,754	(174)	16,070
Intercompany payables, net	—	1,206	—	3,593	1,042	(5,841)	—
Long-term debt	499	2,625	2,117	—	60	—	5,301
Liability for pension benefits	—	—	—	—	1,324	—	1,324
Deferred tax liabilities	—	—	—	—	680	(154)	526
Provision for liabilities	—	120	—	—	417	—	537
Long-term lease liabilities	—	—	—	—	964	—	964
Other non-current liabilities	—	24	—	—	311	—	335
Total non-current liabilities	499	3,975	2,117	3,593	4,798	(5,995)	8,987
TOTAL LIABILITIES	600	4,227	2,248	3,599	20,552	(6,169)	25,057
REDEEMABLE NON-CONTROLLING INTEREST	—	—	—	—	—	—	—
EQUITY
Total Willis Towers Watson shareholders’ equity	10,249	4,290	1,743	2,691	14,588	(23,312)	10,249
Non-controlling interests	—	—	—	—	120	—	120
Total equity	10,249	4,290	1,743	2,691	14,708	(23,312)	10,369
TOTAL LIABILITIES AND EQUITY	$10,849	$8,517	$3,991	$6,290	$35,260	$(29,481)	$35,426

Condensed Consolidating Balance Sheet

	As of December 31, 2018
	Willis Towers Watson plc	Willis North America	Trinity Acquisition plc	Other guarantors	Non- guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$1,033	$—	$1,033
Fiduciary assets	—	—	—	—	12,604	—	12,604
Accounts receivable, net	—	24	—	—	2,355	—	2,379
Prepaid and other current assets	—	311	1	33	357	(298)	404
Total current assets	—	335	1	33	16,349	(298)	16,420
Intercompany receivables, net	4,755	—	1,355	—	—	(6,110)	—
Fixed assets, net	—	—	—	16	926	—	942
Goodwill	—	—	—	—	10,465	—	10,465
Other intangible assets, net	—	—	—	58	3,318	(58)	3,318
Pension benefits assets	—	—	—	—	773	—	773
Other non-current assets	—	92	2	49	452	(128)	467
Total non-current assets	4,755	92	1,357	123	15,934	(6,296)	15,965
Investments in subsidiaries	5,691	6,649	2,677	8,108	—	(23,125)	—
TOTAL ASSETS	$10,446	$7,076	$4,035	$8,264	$32,283	$(29,719)	$32,385
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$—	$—	$12,604	$—	$12,604
Deferred revenue and accrued expenses	1	2	—	3	1,641	—	1,647
Current debt	—	186	—	—	—	—	186
Other current liabilities	95	38	33	13	935	(250)	864
Total current liabilities	96	226	33	16	15,180	(250)	15,301
Intercompany payables, net	—	902	—	4,691	517	(6,110)	—
Long-term debt	498	1,635	2,256	—	—	—	4,389
Liability for pension benefits	—	—	—	—	1,170	—	1,170
Deferred tax liabilities	—	—	—	—	688	(129)	559
Provision for liabilities	—	120	—	—	420	—	540
Other non-current liabilities	—	13	—	5	411	—	429
Total non-current liabilities	498	2,670	2,256	4,696	3,206	(6,239)	7,087
TOTAL LIABILITIES	594	2,896	2,289	4,712	18,386	(6,489)	22,388
REDEEMABLE NON-CONTROLLING INTEREST	—	—	—	—	26	—	26
EQUITY
Total Willis Towers Watson shareholders’ equity	9,852	4,180	1,746	3,552	13,752	(23,230)	9,852
Non-controlling interests	—	—	—	—	119	—	119
Total equity	9,852	4,180	1,746	3,552	13,871	(23,230)	9,971
TOTAL LIABILITIES AND EQUITY	$10,446	$7,076	$4,035	$8,264	$32,283	$(29,719)	$32,385

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2019
	Willis Towers Watson plc	Willis North America	Trinity Acquisition plc	Other guarantors	Non- guarantors	Eliminations	Consolidated
NET CASH FROM/(USED IN) OPERATING ACTIVITIES	$348	$(138)	$149	$1,180	$455	$(913)	$1,081
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	—	—	(5)	(241)	—	(246)
Capitalized software costs	—	—	—	—	(59)	—	(59)
Acquisitions of operations, net of cash acquired	—	(1,316)	—	—	(13)	—	(1,329)
Net proceeds from sale of operations	—	—	—	—	17	—	17
Other, net	—	—	—	—	3	—	3
Proceeds from/(repayments of) intercompany investing activities, net	86	93	(525)	302	276	(232)	—
Net cash from/(used in) investing activities	$86	$(1,223)	$(525)	$297	$(17)	$(232)	$(1,614)
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net payments on revolving credit facility	—	—	(131)	—	—	—	(131)
Senior notes issued	—	997	—	—	—	—	997
Proceeds from issuance of other debt	—	600	500	—	—	—	1,100
Debt issuance costs	—	(13)	—	—	—	—	(13)
Repayments of debt	—	(587)	(405)	—	(3)	—	(995)
Repurchase of shares	(150)	—	—	—	—	—	(150)
Proceeds from issuance of shares	45	—	—	—	—	—	45
Payments of deferred and contingent consideration related to acquisitions	—	—	—	—	(57)	—	(57)
Cash paid for employee taxes on withholding shares	—	—	—	—	(15)	—	(15)
Dividends paid	(329)	—	(400)	(255)	(258)	913	(329)
Acquisitions of and dividends paid to non- controlling interests	—	—	—	—	(55)	—	(55)
Proceeds from/(repayments of) intercompany financing activities, net	—	364	812	(1,222)	(186)	232	—
Net cash (used in)/from financing activities	$(434)	$1,361	$376	$(1,477)	$(574)	$1,145	$397
DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	—	—	—	—	(136)	—	(136)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	—	(2)	—	(2)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR (i)	—	—	—	—	1,033	—	1,033
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR (i)	$—	$—	$—	$—	$895	$—	$895

(i)

As a result of the acquired TRANZACT collateralized facility (see Note 11 — Debt), cash, cash equivalents and restricted cash at the end of the period included $8 million of restricted cash at December 31, 2019, which is included within prepaid and other current assets on our consolidated balance sheet. There were no restricted cash amounts held at December 31, 2018.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the chief executive officer (‘CEO’) and chief financial officer (‘CFO’), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2019 in providing reasonable assurance that the information required to be disclosed in our periodic reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting in the quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management has used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (‘COSO’) in the report entitled Internal Control — Integrated Framework (2013) to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this evaluation, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2019.

Our assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal control over financial reporting at TRANZACT. SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from its assessment of internal control over financial reporting for a period not to exceed one year from the date of acquisition. We are in the process of integrating TRANZACT operations within our internal control structure. Accordingly, management has excluded controls relating to TRANZACT in this quarter’s evaluation of disclosure controls and procedures.

TRANZACT was acquired on July 30, 2019 and is included in our 2019 consolidated financial statements and represented approximately 5% of our total assets as of December 31, 2019, and 3% of our total revenue for the year ended December 31, 2019.

The effectiveness of our internal controls over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Willis Towers Watson Public Limited Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Willis Towers Watson Public Limited Company and subsidiaries (the ‘Company’) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘COSO’). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (‘PCAOB’), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 26, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at TRANZACT, which was acquired on July 30, 2019, and whose financial statements constitute 5% of total assets as of December 31, 2019, and 3% of total revenue for the year ended December 31, 2019. Accordingly, our audit did not include the internal control over financial reporting at TRANZACT.

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

February 26, 2020

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to the executive officers of the Company is provided in Part I, Item 1 above under the heading ‘Information about Executive Officers of the Registrant’. All other information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than 120 days after the end of the Company’s fiscal year.

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

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements of Willis Towers Watson

Financial Statements:

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2019

Consolidated Balance Sheets at December 31, 2019 and 2018

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2019

Consolidated Statements of Changes in Equity for each of the three years in the period ended December 31, 2019

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

3.2	Certificate of Incorporation of Willis Group Holdings Public Limited Company (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by the Company on January 4, 2010)

4.1	Description of the Company’s ordinary shares*
4.2

Indenture, dated as of March 17, 2011, by and among Willis Group Holdings Public Limited Company, as issuer, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Trinity Acquisition Limited, Willis Group Limited and Willis North America Inc., as Guarantors, and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company on March 17, 2011)

4.3

First Supplemental Indenture, dated as of March 17, 2011, supplemental to the Indenture dated March 17, 2011 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed by the Company on March 17, 2011)

4.4

Second Supplemental Indenture, dated as of March 9, 2016, supplemental to the Indenture, dated as of March 17, 2011 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed by the Company on March 10, 2016)

4.5

Third Supplemental Indenture, dated as of August 11, 2017, supplemental to the Indenture dated as of March 17, 2011 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed by the Company on August 16, 2017)

4.6

Indenture, dated as of August 15, 2013, by and among Trinity Acquisition Limited, as issuer, Willis Group Holdings Public Limited Company, Willis Netherlands Holdings B.V., Willis North America Inc., Willis Investment UK Holdings Limited, TA I Limited and Willis Group Limited, as guarantors, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company on August 15, 2013)

4.7

First Supplemental Indenture, dated as of August 15, 2013, supplemental to the Indenture dated August 15, 2013 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed by the Company on August 15, 2013)

4.8

Second Supplemental Indenture, dated as of March 9, 2016, supplemental to the Indenture, dated as of August 15, 2013 (incorporated by reference to Exhibit 4.3 to the Form 8-K filed by the Company on March 10, 2016)

4.9

Third Supplemental Indenture, dated as of March 22, 2016, supplemental to the Indenture, dated as of August 15, 2013 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company on March 22, 2016)

4.10

Fourth Supplemental Indenture, dated as of May 26, 2016, supplemental to the Indenture, dated as of August 15, 2013 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company on May 26, 2016)

4.11

Fifth Supplemental Indenture, dated as of August 11, 2017, supplemental to the Indenture dated as of August 15, 2013 (incorporated by reference to Exhibit 4.3 to the Form 8-K filed by the Company on August 16, 2017)

4.12

Indenture, dated as of May 16, 2017, among Willis North America Inc., as issuer, Willis Towers Watson Public Limited Company, Willis Towers Watson Sub Holdings Unlimited Company, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, WTW Bermuda Holdings Ltd., Trinity Acquisition plc and Willis Group Limited, as guarantors, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company on May 16, 2017)

4.13	First Supplemental Indenture, dated as of May 16, 2017 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed by the Company on May 16, 2017)
4.14

Second Supplemental Indenture, dated as of August 11, 2017, supplemental to the Indenture dated as of May 16, 2017 (incorporated by reference to Exhibit 4.4 to the Form 8-K filed by the Company on August 16, 2017)

4.15

Third Supplemental Indenture, dated as of September 10, 2018, supplemental to the Indenture dated as of May 16, 2017 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company on September 10, 2018)

4.16

Fourth Supplemental Indenture, dated as of September 10, 2019, supplemental to the Indenture dated as of May 16, 2017 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company on September 10, 2019).

4.17

Form of Willis North America Inc.’s 2.950% Senior Note due 2029 and 3.875% Senior Note due 2049 (included in Exhibit 4.16 and incorporated by reference to Exhibit 4.2 to the Form 8-K filed by the Company on September 10, 2019)

4.18

Form of Indenture among Willis Towers Watson Public Limited Company, as issuer, Willis Towers Watson Sub Holdings Unlimited Company, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Willis Towers Watson UK Holdings Limited, Trinity Acquisition plc, Willis Group Limited and Willis North America Inc., as guarantors, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-3 filed by the Company on March 11, 2019)

10.1

Amended and Restated Credit Agreement, dated as of March 7, 2017, among Trinity Acquisition plc, Willis Towers Watson Public Limited Company, the lenders party thereto and Barclays Bank PLC., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on March 9, 2017)

10.2

Amended and Restated Guaranty Agreement, dated as of March 7, 2017, among Trinity Acquisition plc, Willis Towers Watson Public Limited Company, the other guarantors party thereto and Barclays Bank PLC, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on March 9, 2017)

10.3

Deed Poll of Assumption, dated as of December 31, 2009, by and between Willis Group Holdings Limited and Willis Group Holdings Public Limited Company (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by the Company on January 4, 2010)†

10.4	Willis Group Senior Management Incentive Plan (incorporated by reference to Exhibit 10.7 to the Form 8-K filed by the Company on January 4, 2010)†
10.5

Willis Towers Watson Public Limited Company Amended and Restated 2010 North American Employee Stock Purchase Plan (incorporated by reference to Exhibit B to the Definitive Proxy Statement on Schedule 14A filed by the Company on April 27, 2016)†

10.6	Rules of the Willis Group Holdings Sharesave Plan 2001 for the United Kingdom (incorporated by reference to Exhibit 10.13 to the Form 8-K filed by the Company on January 4, 2010)†

10.7	The Willis Group Holdings Irish Sharesave Plan (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by the Company on May 10, 2010)†
10.8

Willis Towers Watson Public Limited Company 2012 Equity Incentive Plan (incorporated by reference to Exhibit A to the Definitive Proxy Statement on Schedule 14A filed by the Company on April 27, 2016)†

10.9

Form of Time-Based Share Option Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by the Company on August 9, 2012)†

10.10

Form of Performance-Based Share Option Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by the Company on August 9, 2012)†

10.11

Form of Time-Based Restricted Share Unit Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by the Company on August 9, 2012)†

10.12

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

10.14

Form of Performance-Based Restricted Share Unit Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan for the 2013 Long-Term Incentive Program (incorporated by reference to Exhibit 10.33 to the Form 10-K filed by the Company on February 27, 2014)†

10.15

Rules of the Willis Group Holdings Public Limited Company 2012 Sharesave Sub-Plan for the United Kingdom to the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.32 to the Form 10-K filed by the Company on February 28, 2013)†

10.16

Form of 2012 Long Term Incentive Program Agreement of Restrictive Covenants and Other Obligations (for U.S. employees) Plan (incorporated by reference to Exhibit 10.36 to the Form 10-K filed by the Company on February 28, 2013)†

10.17

Form of 2012 Long Term Incentive Program Agreement of Restrictive Covenants and Other Obligations (for U.K. employees) Plan (incorporated by reference to Exhibit 10.37 to the Form 10-K filed by the Company on February 28, 2013) †

10.18	Amended and Restated Willis U.S. 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on November 20, 2009)†
10.19

First Amendment to the Amended and Restated Willis U.S. 2005 Deferred Compensation Plan, effective June 1, 2011 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by the Company on August 9, 2011)†

10.20	Second Amendment to the Amended and Restated Willis U.S. 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the Form 10-Q filed by the Company on November 5, 2013)†
10.21	Amendment 2017-1 to the Amended and Restated Willis U.S. 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10.34 to the Form 10-K filed by the Company on February 28, 2018)†

10.22	Amendment 2019-1 to the Amended and Restated Willis U.S. 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by the Company on November 1, 2019)†
10.23	Form of Deed of Indemnity of Willis Towers Watson Public Limited Company (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on January 5, 2016)†
10.24	Form of Indemnification Agreement of Willis North America Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on January 5, 2016)†
10.25

Willis Towers Watson Public Limited Company Compensation Policy and Share Ownership Guidelines for Non-Employee Directors (as amended September 2019) (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by the Company on November 1, 2019)

10.26

Employment Agreement, dated as of March 1, 2016, by and between Willis Towers Watson Public Limited Company and John J. Haley (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on March 1, 2016)†

10.27

Amendment to Employment Agreement, dated as of July 18, 2018, by and between Willis Towers Watson Public Limited Company and John J. Haley (incorporated by reference to Exhibit 99.2 to the Form 8-K filed by the Company on July 18, 2018)†

10.28

Second Amendment to Employment Agreement, dated as of May 20, 2019, between Willis Towers Watson Public Limited Company and John J. Haley (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by the Company on August 1, 2019)†

10.29

Restricted Share Unit Award Agreement, dated as of February 26, 2016, by and between Willis Towers Watson Public Limited Company and John J. Haley (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on March 1, 2016)†

10.30

Supplemental Restricted Share Unit Award Agreement, by and between Willis Towers Watson Public Limited Company and John J. Haley, dated as of June 14, 2016 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on June 16, 2016)†

10.31	Offer Letter, dated August 17, 2017, from John J. Haley to Michael J. Burwell (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on August 21, 2017)†
10.32	Letter Agreement, dated September 18, 2017, by and between the Company and Roger F. Millay (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by the Company on November 6, 2017)†
10.33

Offer Letter, dated November 9, 2014, and Contract of Employment, dated as of November 9, 2014, by and between Willis Limited, a subsidiary of Willis Towers Watson Public Limited Company, and Nicolas Aubert (incorporated by reference to Exhibit 10.6 to the Form 10-Q filed by the Company on May 10, 2016)†

10.34

Amendment, dated as of June 29, 2015, to Contract of Employment, dated as of November 9, 2014, by and between Willis Limited, a subsidiary of Willis Towers Watson Public Limited Company, and Nicolas Aubert (incorporated by reference to Exhibit 10.7 to the Form 10-Q filed by the Company on May 10, 2016)†

10.35	Letter Agreement, dated June 7, 2017, by and between the Company and Nicolas Aubert (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by the Company on August 7, 2017)†
10.36

Form of Time-Based Restricted Share Unit Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan, dated as of November 9, 2015, by and between Nicolas Aubert and Willis Group Holdings Public Limited Company (incorporated by reference to Exhibit 10.74 to the Form 10-K filed by the Company on February 29, 2016)†

10.37

Form of Performance-Based Restricted Share Unit Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan, dated as of November 9, 2015, by and between Nicolas Aubert and Willis Group Holdings Public Limited Company (incorporated by reference to Exhibit 10.75 to the Form 10-K filed by the Company on February 29, 2016)†

10.38

Form of Time-Based Share Option Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan, dated as of November 9, 2015, by and between Nicolas Aubert and Willis Group Holdings Public Limited Company (incorporated by reference to Exhibit 10.76 to the Form 10-K filed by the Company on February 29, 2016)†

10.39

Form of Performance-Based Restricted Share Unit Award Agreement for Operating Committee Members under the Willis Towers Watson Public Limited Company Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by the Company on November 7, 2016)†

10.40

Form of Performance-Based Restricted Share Unit Agreement for Operating Committee Members under the Willis Towers Watson Public Limited Company Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Form 10-Q filed by the Company on August 6, 2018)†

10.41

Performance-Based Restricted Share Unit Award Agreement, dated February 26, 2019, by and between Willis Towers Watson Public Limited Company and John J. Haley (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by the Company on May 3, 2019)†

10.42	Towers Watson Amended and Restated 2009 Long Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed by the Company on January 5, 2016)†
10.43

Trust Deed and Rules of the Towers Watson Limited Share Incentive Plan 2005 (U.K) (incorporated by reference to Exhibit 10.21 to the Form 10-K filed by Watson Wyatt Worldwide Inc. on September 1, 2006)†

10.44	Towers Watson Limited Share Incentive Plan 2005 Deed of Amendment (U.K.) (incorporated by reference to Exhibit 10.22 to the Form 10-K filed by Watson Wyatt Worldwide Inc. on September 1, 2006)†

10.45	Towers Watson Limited Share Incentive Plan 2005 Deed to Change the Trust Deed and Rules (U.K.) (incorporated by reference to Exhibit 10.10 to the Form 10-K filed by Towers Watson on August 29, 2012)†
10.46	Share Purchase Plan 2005 (Spain) (incorporated by reference to Exhibit 10.24 to the Form 10-K filed by Watson Wyatt Worldwide Inc. on September 1, 2006)†
10.47	Trust Deed and Rules of the Watson Wyatt Ireland Share Participation Scheme (incorporated by reference to Exhibit 10.23 to the Form 10-K filed by Watson Wyatt Worldwide Inc. on September 1, 2006)†
10.48

Form of Non-Qualified Stock Option Award Agreement for use under the Towers Watson & Co. 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Towers Watson on March 8, 2010)†

10.49	Extend Health Amended and Restated 2007 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 filed by the Company on January 5, 2016)†
10.50	Liazon Amended and Restated 2011 Equity Incentive Plan (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-8 filed by the Company on January 5, 2016)†
10.51

Willis Towers Watson Non-Qualified Deferred Savings Plan for U.S. Employees (as amended and restated effective January 1, 2017) (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by the Company on November 7, 2016)†

10.52	Amendment 2018-1 to the Willis Towers Watson Non-Qualified Deferred Savings Plan for U.S. Employees (incorporated by reference to Exhibit 99.3 to the Form 8-K filed by the Company on July 18, 2018)†
10.53	Willis Towers Watson Non-Qualified Stable Value Excess Plan for U.S. Employees (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by the Company on August 7, 2017)†
10.54

Amendment 2017-1 to the Willis Towers Watson Non-Qualified Stable Value Excess Plan for U.S. Employees  (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by the Company on August 6, 2018)†

10.55	Willis Towers Watson Public Limited Company Compensation Recoupment Policy (incorporated by reference to Exhibit 10.68 to the Form 10-K filed by the Company on February 28, 2018)†
21.1	List of subsidiaries*
23.1	Consent of Deloitte & Touche LLP*
31.1	Certification Pursuant to Rule 13a-14(a)*
31.2	Certification Pursuant to Rule 13a-14(a)*
32.1	Certification Pursuant to 18 USC. Section 1350*
32.2	Certification Pursuant to 18 USC. Section 1350*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

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

Date: February 26, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ John J. Haley	/s/ Michael J. Burwell
John J. Haley Chief Executive Officer and Director (Principal Executive Officer)	Michael J. Burwell Chief Financial Officer

/s/ Susan D. Davies
Susan D. Davies Principal Accounting Officer and Controller

/s/ Anna C. Catalano	/s/ Victor F. Ganzi
Anna C. Catalano Director	Victor F. Ganzi Director

/s/ Wendy E. Lane	/s/ Brendan R. O’Neill
Wendy E. Lane Director	Brendan R. O’Neill Director

/s/ Jaymin B. Patel	/s/ Linda D. Rabbitt
Jaymin B. Patel Director	Linda D. Rabbitt Director

/s/ Paul D. Thomas	/s/ Wilhelm Zeller
Paul D. Thomas Director	Wilhelm Zeller Director