Form 10-Q
period 2020-03-31
WILLIS TOWERS WATSON PLC
filed 2020-04-30
CIK 1140536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 27, 2020, there were outstanding 128,735,691 ordinary shares, nominal value $0.000304635 per share, of the registrant.

WILLIS TOWERS WATSON

INDEX TO FORM 10-Q

For the Three Months Ended March 31, 2020

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

Disclaimer Regarding Forward-looking Statements

We have included in this document ‘forward-looking statements’ within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, that address activities, events or developments that we expect or anticipate may occur in the future, including such things as our outlook, impact of the COVID-19 pandemic on our business, our pending business combination with Aon plc, future capital expenditures, ongoing working capital efforts, future share repurchases, growth in revenue, the impact of changes to tax laws on our financial results, existing and evolving business strategies and acquisitions (including the acquisitions of TRANZACT and Unity Group) and dispositions, demand for our services and competitive strengths, goals, the benefits of new initiatives, growth of our business and operations, our ability to successfully manage ongoing organizational and technology changes, including investments in improving systems and processes, and plans and references to future successes, including our future financial and operating results, plans, objectives, expectations and intentions are forward-looking statements. Also, when we use words such as ‘may,’ ‘will,’ ‘would,’ ‘anticipate,’ ‘believe,’ ‘estimate,’ ‘expect,’ ‘intend,’ ‘plan,’ ‘probably,’ or similar expressions, we are making forward-looking statements. Such statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. All forward-looking disclosure is speculative by its nature.

There are important risks, uncertainties, events and factors that could cause our actual results or performance to differ materially from those in the forward-looking statements contained in this document, including the following:

•	our ability to successfully establish, execute and achieve our global business strategy as it evolves;
•	changes in demand for our services, including any decline in consulting services, defined benefit pension plans or the purchasing of insurance;
•	changes in general economic, business and political conditions, including changes in the financial markets;
•	the risk that the COVID-19 pandemic materially and adversely impacts the demand for our products and services and cash flows, and/or continues to materially impact our business operations;
•

the risks relating to our pending business combination with Aon plc announced in March 2020, including, among others, our ability to consummate the transaction, including on the terms of the business combination agreement, on the anticipated timeline, and/or with the required shareholder and regulatory approvals;

•	significant competition that we face and the potential for loss of market share and/or profitability;
•	the impact of seasonality and differences in timing of renewals;
•	the failure to protect client data or breaches of information systems or insufficient safeguards against cybersecurity breaches or incidents;
•	the risk of increased liability or new legal claims arising from our new and existing products and services, and expectations, intentions and outcomes relating to outstanding litigation;
•

the risk the Stanford litigation settlement approval will be overturned on appeal, the risk that the Stanford bar order may be challenged in other jurisdictions, and the risk that the charge related to the Stanford settlement may not be deductible;

•	the risk of material adverse outcomes on existing litigation or investigation matters;
•	changes in the regulatory environment in which we operate, including, among other risks, the impacts of pending competition law and regulatory investigations;
•	various claims, government inquiries or investigations or the potential for regulatory action;
•	our ability to make divestitures or acquisitions and our ability to integrate or manage such acquired businesses (including the recently-completed acquisitions of TRANZACT and Unity Group);
•	our ability to integrate direct-to-consumer sales and marketing solutions with our existing offerings and solutions;
•	our ability to comply with complex and evolving regulations related to data privacy and cyber security;
•	our ability to successfully manage ongoing organizational changes, including investments in improving systems and processes;
•	disasters or business continuity problems;
•	the impact of Brexit;

•	our ability to successfully enhance our billing, collection and other working capital efforts, and thereby increase our free cash flow;
•	the potential impact of the change in the method for determining the London Interbank Offered Rate (‘LIBOR’);
•	our ability to properly identify and manage conflicts of interest;
•	reputational damage, including from association with third parties;
•	reliance on third-party services;
•	the loss of key employees;
•	doing business internationally, including the impact of exchange rates;
•	compliance with extensive government regulation;
•	the risk of sanctions imposed by governments, or changes to associated sanction regulations;
•	our ability to effectively apply technology, data and analytics changes for internal operations, maintaining industry standards and meeting client preferences;
•	changes and developments in the insurance industry or the U.S. healthcare system, including those related to Medicare;
•	the risk that we may not be able to repurchase the intended number of outstanding shares due to M&A activity or investment opportunities, market or business conditions, or other factors;
•	the inability to protect the Company’s intellectual property rights, or the potential infringement upon the intellectual property rights of others;
•	fluctuations in our pension assets and liabilities;
•

our capital structure, including indebtedness amounts, the limitations imposed by the covenants in the documents governing such indebtedness and the maintenance of the financial and disclosure controls and procedures of each;

•	our ability to obtain financing on favorable terms or at all;
•	adverse changes in our credit ratings;
•

the impact of recent changes to U.S. tax laws, including on our effective tax rate, and the enactment of additional, or the revision of existing, state, federal, and/or foreign regulatory and tax laws and regulations;

•	U.S. federal income tax consequences to U.S. persons owning at least 10% of our shares;
•	changes in accounting principles, estimates or assumptions;
•	fluctuation in revenue against our relatively fixed or higher than expected expenses;
•	the laws of Ireland being different from the laws of the U.S. and potentially affording less protections to the holders of our securities; and
•	our holding company structure potentially preventing us from being able to receive dividends or other distributions in needed amounts from our subsidiaries.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

WILLIS TOWERS WATSON

Condensed Consolidated Statements of Comprehensive Income

(In millions of U.S. dollars, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue	$2,466	$2,312
Costs of providing services
Salaries and benefits	1,394	1,348
Other operating expenses	484	418
Depreciation	98	54
Amortization	121	127
Transaction and integration expenses	9	6
Total costs of providing services	2,106	1,953
Income from operations	360	359
Interest expense	(61)	(54)
Other income, net	92	55
INCOME FROM OPERATIONS BEFORE INCOME TAXES	391	360
Provision for income taxes	(78)	(67)
NET INCOME	313	293
Income attributable to non-controlling interests	(8)	(6)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$305	$287

EARNINGS PER SHARE
Basic earnings per share	$2.36	$2.21
Diluted earnings per share	$2.34	$2.20

Comprehensive income before non-controlling interests	$93	$315
Comprehensive income attributable to non-controlling interests	(7)	(5)
Comprehensive income attributable to Willis Towers Watson	$86	$310

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON

Condensed Consolidated Balance Sheets

(In millions of U.S. dollars, except share data)

(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$898	$887
Fiduciary assets	15,589	13,004
Accounts receivable, net	2,594	2,621
Prepaid and other current assets	469	525
Total current assets	19,550	17,037
Fixed assets, net	974	1,046
Goodwill	11,162	11,194
Other intangible assets, net	3,360	3,478
Right-of-use assets	906	968
Pension benefits assets	915	868
Other non-current assets	860	835
Total non-current assets	18,177	18,389
TOTAL ASSETS	$37,727	$35,426
LIABILITIES AND EQUITY
Fiduciary liabilities	$15,589	$13,004
Deferred revenue and accrued expenses	1,329	1,784
Current debt	697	316
Current lease liabilities	151	164
Other current liabilities	858	802
Total current liabilities	18,624	16,070
Long-term debt	5,177	5,301
Liability for pension benefits	1,261	1,324
Deferred tax liabilities	501	526
Provision for liabilities	541	537
Long-term lease liabilities	914	964
Other non-current liabilities	320	335
Total non-current liabilities	8,714	8,987
TOTAL LIABILITIES	27,338	25,057
COMMITMENTS AND CONTINGENCIES
EQUITY (i)
Additional paid-in capital	10,703	10,687
Retained earnings	2,009	1,792
Accumulated other comprehensive loss, net of tax	(2,446)	(2,227)
Treasury shares, at cost, 17,519 shares in 2020 and 2019, and 40,000 shares, €1 nominal value, in 2020 and 2019	(3)	(3)
Total Willis Towers Watson shareholders’ equity	10,263	10,249
Non-controlling interests	126	120
Total equity	10,389	10,369
TOTAL LIABILITIES AND EQUITY	$37,727	$35,426

(i)

Equity includes (a) Ordinary shares $0.000304635 nominal value; Authorized 1,510,003,775; Issued 128,726,263 (2020) and 128,689,930 (2019); Outstanding 128,726,263 (2020) and 128,689,930 (2019); (b) Ordinary shares, €1 nominal value; Authorized and Issued 40,000 shares in 2020 and 2019; and (c) Preference shares, $0.000115 nominal value; Authorized 1,000,000,000 and Issued none in 2020 and 2019.

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON

Condensed Consolidated Statements of Cash Flows

(In millions of U.S. dollars)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM/(USED IN) OPERATING ACTIVITIES
NET INCOME	$313	$293
Adjustments to reconcile net income to total net cash from operating activities:
Depreciation	98	54
Amortization	121	127
Non-cash lease expense	34	36
Net periodic benefit of defined benefit pension plans	(46)	(32)
Provision for doubtful receivables from clients	24	8
Benefit from deferred income taxes	(23)	(28)
Share-based compensation	(1)	10
Non-cash foreign exchange (gain)/loss	(12)	8
Other, net	23	4
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable	(46)	(121)
Fiduciary assets	(2,873)	(2,490)
Fiduciary liabilities	2,873	2,490
Other assets	7	(37)
Other liabilities	(482)	(379)
Provisions	13	10
Net cash from/(used in) operating activities	23	(47)
CASH FLOWS USED IN INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	(66)	(57)
Capitalized software costs	(15)	(17)
Acquisitions of operations, net of cash acquired	(66)	(1)
Other, net	(15)	—
Net cash used in investing activities	(162)	(75)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on revolving credit facility	396	138
Repayments of debt	(128)	(1)
Proceeds from issuance of shares	3	22
Dividends paid	(84)	(77)
Acquisitions of and dividends paid to non-controlling interests	(1)	—
Net cash from financing activities	186	82
INCREASE/(DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	47	(40)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(36)	(1)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD (i)	895	1,033
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (i)	$906	$992

(i)

As a result of the acquired TRANZACT collateralized facility, cash, cash equivalents and restricted cash included $8 million of restricted cash at March 31, 2020 and December 31, 2019, which is included within prepaid and other current assets on our condensed consolidated balance sheets. There were no restricted cash amounts held at March 31, 2019 and December 31, 2018.

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON

Condensed Consolidated Statements of Changes in Equity

(In millions of U.S. dollars and number of shares in thousands)

(Unaudited)

	Shares outstanding	Additional paid-in capital	Retained earnings	Treasury shares	AOCL (i)	Total WTW shareholders’ equity	Non-controlling interests	Total equity	Redeemable non-controlling interest (ii)	Total
Balance as of December 31, 2018	128,922	$10,615	$1,201	$(3)	$(1,961)	$9,852	$119	$9,971	$26
Adoption of ASU 2018-02	—	—	36	—	(36)	—	—	—	—
Net income	—	—	287	—	—	287	4	291	2	$293
Dividends declared ($0.65 per share)	—	—	(85)	—	—	(85)	—	(85)	—
Other comprehensive income/(loss)	—	—	—	—	23	23	(1)	22	—	$22
Issuance of shares under employee stock compensation plans	289	22	—	—	—	22	—	22	—
Share-based compensation and net settlements	—	(7)	—	—	—	(7)	—	(7)	—
Balance as of March 31, 2019	129,211	$10,630	$1,439	$(3)	$(1,974)	$10,092	$122	$10,214	$28

Balance as of December 31, 2019	128,690	$10,687	$1,792	$(3)	$(2,227)	$10,249	$120	$10,369	$—
Net income	—	—	305	—	—	305	8	313	—	$313
Dividends declared ($0.68 per share)	—	—	(88)	—	—	(88)	—	(88)	—
Dividends attributable to non-controlling interests	—	—	—	—	—	—	(1)	(1)	—
Other comprehensive loss	—	—	—	—	(219)	(219)	(1)	(220)	—	$(220)
Issuance of shares under employee stock compensation plans	36	3	—	—	—	3	—	3	—
Share-based compensation and net settlements	—	9	—	—	—	9	—	9	—
Foreign currency translation	—	4	—	—	—	4	—	4	—
Balance as of March 31, 2020	128,726	$10,703	$2,009	$(3)	$(2,446)	$10,263	$126	$10,389	$—

_________

(i)	Accumulated other comprehensive loss, net of tax (‘AOCL’).
(ii)	The non-controlling interest was related to Max Matthiessen Holding AB. The remaining amount was purchased during the three months ended December 31, 2019.

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

Proposed Combination with Aon plc

On March 9, 2020, WTW and Aon plc (‘Aon’) issued an announcement disclosing that the respective boards of directors of WTW and Aon had reached agreement on the terms of a recommended acquisition of WTW by Aon. Under the terms of the agreement each WTW shareholder will receive 1.08 Aon ordinary shares for each WTW ordinary share. At the time of the announcement, it was estimated that upon completion of the combination, existing Aon shareholders will own approximately 63% and existing WTW shareholders will own approximately 37% of the combined company on a fully diluted basis.

The transaction is subject to the approval of the shareholders of both WTW and Aon, as well as other customary closing conditions, including required regulatory approvals. The parties expect the transaction to close in the first half of 2021, subject to satisfaction of these conditions.

Note 2 — Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited quarterly condensed consolidated financial statements of Willis Towers Watson and our subsidiaries are presented in accordance with the rules and regulations of the SEC for quarterly reports on Form 10-Q and therefore do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial statements and results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements should be read together with the Company’s Annual Report on Form 10-K, filed with the SEC on February 26, 2020, and may be accessed via EDGAR on the SEC’s web site at www.sec.gov.

The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that can be expected for the entire year. The Company experiences seasonal fluctuations of its revenue. Revenue is typically higher during the Company’s first and fourth quarters due primarily to the timing of broking-related activities. The results reflect certain estimates and assumptions made by management, including those estimates used in calculating acquisition consideration and fair value of tangible and intangible assets and liabilities, professional liability claims, estimated bonuses, valuation of billed and unbilled receivables, and anticipated tax liabilities that affect the amounts reported in the condensed consolidated financial statements and related notes.

Risks and Uncertainties Related to the COVID-19 Pandemic

The COVID-19 pandemic has had an adverse impact on global commercial activity, including the global supply chain, and has contributed to significant volatility in the financial markets including, among other effects, a decline in the equity markets and reduced liquidity. In light of the potential future disruption to our own business operations and those of our clients, suppliers and other third parties with whom we interact, the Company considered the impact of COVID-19 on our business. This analysis considered our business resilience and continuity plans, financial modeling and stress testing of liquidity and financial resources.

The analysis concluded that the COVID-19 pandemic did not have a material adverse impact to our financial results for the first quarter of fiscal 2020; however, we expect that the impact of COVID-19 on general economic activity could negatively impact our revenue and operating results for the remainder of 2020. We will continue to monitor the situation and assess possible implications to our business and our stakeholders and will take appropriate actions to help mitigate adverse consequences. The extent to which COVID-19 impacts our business and financial position will depend on future developments, which are difficult to predict, including the severity and scope of the COVID-19 outbreak as well as the types of measures imposed by governmental authorities to contain the virus or address its impact and the duration of those actions and measures.

The Company has considered multiple scenarios, with both positive and negative inputs, as part of the significant estimates and assumptions that are inherent in our financial statements and are based on trends in client behavior and the economic environment throughout the quarter as COVID-19 has moved throughout the geographies in which we operate. These estimates and assumptions include the collectability of billed and unbilled receivables, the estimation of revenue, and the fair value of our reporting units, tangible and intangible assets and contingent consideration. With regard to collectability, the Company believes it will face atypical delays in client payments going forward. In addition, we believe that the demand for certain discretionary lines of business may decrease, and that such decrease will impact our financial results in succeeding periods. Non-discretionary lines of business may also be adversely affected, for example because reduced economic activity or disruption in insurance markets reduces demand for or the extent of insurance coverage. We believe that these trends and uncertainties are comparable to those faced by other registrants as a result of the pandemic.

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (‘CARES’) Act was enacted in the U.S. to provide relief to companies in the midst of the COVID-19 pandemic and to stimulate the economy. The assistance includes tax relief and government loans, grants and investments for entities in affected industries. The Company has reviewed its eligibility requirements under the key provisions of the CARES Act, including if and how they apply and how they will affect the Company, particularly provisions that (i)  eliminate the taxable income limit for certain net operating losses (‘NOLs’) and allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior tax years; (ii) generally loosen the business interest limitation under section 163(j) from 30 percent to 50 percent; and (iii) fix the ‘retail glitch’ for qualified improvement property. Additionally, the CARES Act offers an employee retention credit to encourage employers to maintain headcounts even if employees cannot report to work because of issues related to COVID-19 as well as a temporary provision allowing companies to defer remitting the employer share of some payroll taxes to the government. The income tax and payroll tax provisions of the CARES Act were not material for the three months ended March 31, 2020 and are currently not expected to be material for calendar year 2020.

Recent Accounting Pronouncements

Not Yet Adopted

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which clarifies and amends existing guidance, including removing certain exceptions to the general principles of accounting for income taxes. This ASU becomes effective for the Company on January 1, 2021. Some of the changes must be applied on a retrospective or modified retrospective basis while others must be applied on a prospective basis. Early adoption is permitted. The Company does not plan to adopt this ASU early and is assessing the expected impact on our condensed consolidated financial statements.

Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments, which amended the guidance on the impairment of financial instruments. The ASU added an impairment model (known as the current expected credit loss (‘CECL’) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of lifetime expected credit losses on assets measured at amortized cost, which is intended to result in more timely recognition of such losses. The ASU was also intended to reduce the complexity of U.S. GAAP by decreasing the number of credit impairment models that entities use to account for debt instruments. Further, the ASU made targeted changes to the impairment model for available-for-sale debt securities. Additional ASUs were subsequently issued which provided amended and additional guidance for the implementation of ASU No. 2016-13. All related guidance has been codified into, and is now known as, ASC 326, Financial Instruments—Credit Losses (‘ASC 326’). ASC 326 became effective for the Company on January 1, 2020, at which time we adopted it. This ASU did not have a material impact on our condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, previous U.S. GAAP required the performance of procedures to determine the fair value at the impairment testing date of assets and liabilities (including unrecognized assets and liabilities) following the procedure that is required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, the amendments under this ASU require the goodwill impairment test to be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU became effective for the Company on January 1, 2020, at which time we adopted it. The amendments in this ASU are applied on a prospective basis. There is no immediate impact to our condensed consolidated financial statements upon adopting this ASU, until such time as the next goodwill impairment test is performed (October 1, 2020, or sooner should circumstances warrant it). The most recent Step 1 goodwill impairment test resulted in fair values in excess of carrying values for all reporting units at October 1, 2019.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement as part of its disclosure framework project. The focus of this project is to improve the effectiveness of disclosures in the notes to the financial statements by facilitating clear communication of the information required by U.S. GAAP that is most important to users of an entity’s financial statements. This ASU removes certain disclosure requirements and adds or modifies other requirements. This ASU was effective for the Company on January 1, 2020, at which time we adopted it. Certain provisions of the ASU were required to be adopted retrospectively, while others were required to be adopted prospectively. This ASU did not have a material impact on the notes to our condensed consolidated financial statements.

In March 2020, the SEC issued a final rule that amends the disclosure requirements related to certain registered securities under SEC Regulation S-X, Rules 3-10 and 3-16 which currently require separate financial statements for subsidiary issuers and guarantors of registered debt securities unless certain exceptions are met, and affiliates that collateralize registered securities offerings if the affiliates’ securities are a substantial portion of the collateral. The final rule is generally effective for filings on or after January 4, 2021, however early application is permitted. The most pertinent portions of the final rule that are currently applicable to the Company include: (i) replacing the previous requirement under Rule 3-10 to provide condensed consolidating financial information in the registrant’s financial statements with a requirement to provide alternative financial disclosures (which include summarized financial information of the parent and any issuers and guarantors, as well as other qualitative disclosures) in either the registrant’s Management’s Discussion & Analysis section or its financial statements; and, (ii) reducing the periods for which summarized financial information is required to the most recent annual period and year-to-date interim period. The Company elected to early-adopt the provisions of the final rule during the three months ended March 31, 2020.  Further, the new reduced quantitative disclosures and accompanying qualitative disclosures as required by this final rule have been relocated from the notes to the financial statements to Item II, Management’s Discussion and Analysis of Financial Condition and Results of Operations on this Form 10-Q.

In March 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for accounting for contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This ASU became effective for the Company on March 12, 2020. The Company may apply the changes relating to contracts from January 1, 2020 or from a later date. The Company has made no contract modifications thus far to transition to a different reference rate, however it will consider this guidance as future modifications are made.

Note 3 — Acquisitions

TRANZACT Acquisition

On July 30, 2019, the Company acquired TRANZACT, a U.S.-based provider of comprehensive, direct-to-consumer sales and marketing solutions for leading insurance carriers in the U.S. TRANZACT leverages digital, data and direct marketing solutions to deliver qualified leads, fully-provisioned sales and robust customer management systems to brands seeking to acquire and manage large numbers of consumers. Pursuant to the terms of the acquisition agreement, subject to certain adjustments, the consideration consisted of $1.3 billion paid in cash at closing. Additional contingent consideration in the form of a potential earn-out of up to $17 million is to be paid in cash in 2021 based on the achievement of certain financial targets. The acquisition was initially funded in part with a $1.1 billion one-year term loan, with the remainder being funded from the Company’s existing revolving credit facility. TRANZACT operates as part of our Benefits Delivery and Administration segment and enhances the Company’s existing Medicare broking offering, while also adding significant direct-to-consumer marketing experience.

A summary of the preliminary fair values of the identifiable assets acquired, and liabilities assumed, of TRANZACT at July 30, 2019 are summarized in the following table.

Cash and cash equivalents	$7
Restricted cash	2
Accounts receivable, net	3
Renewal commissions receivable, current (i)	36
Prepaid and other current assets	22
Renewal commissions receivable, non-current (i)	130
Fixed assets	9
Intangible assets	646
Goodwill	722
Right-of-use assets	19
Other non-current assets	2
Collateralized facility	(91)
Other current liabilities	(55)
Deferred tax liabilities, net	(104)
Lease liabilities	(19)
Net assets acquired	$1,329

______________

(i)

Renewal commissions receivables arise from direct-to-consumer Medicare broking sales. Cash collections for these receivables are expected to occur over a period of several years. Due to the provisions of ASC 606, these receivables are not discounted for a significant financing component when initially recognized. However, as a result of recognizing the fair value of these receivables in accordance with ASC 805, Business Combinations, these receivables have now been present-valued at the acquisition date. Prior to this fair value adjustment, the carrying value of these receivables was $231 million. The adjusted values of these acquired renewal commissions receivables will be included in prepaid and other current assets or other non-current assets, as appropriate, on the condensed consolidated balance sheets. The acquired renewal commissions receivables will be accounted for prospectively using the cost-recovery method in which future cash receipts will initially be applied against the acquisition date fair value until the value reaches zero. Any cash received in excess of the fair value determined at acquisition will be recorded to earnings when it is received at a future date.

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

During the three months ended March 31, 2020, purchase price allocation adjustments were made primarily to adjust the deferred tax liabilities related to the deductibility of goodwill. The purchase price allocation as of the acquisition date related to deferred tax assets and deferred tax liabilities is not yet complete.

Revenue related to TRANZACT was $95 million during the three months ended March 31, 2020.

Other Acquisitions

Other acquisitions were completed during the three months ended March 31, 2020 for combined cash payments of $71 million and contingent consideration with an estimated fair value of $4 million.

Note 4 — Revenue

Disaggregation of Revenue

The Company reports revenue by segment in Note 5 — Segment Information. The following table presents revenue by service offering and segment, as well as a reconciliation to total revenue for the three months ended March 31, 2020 and 2019. Along with reimbursable expenses and other, total revenue by service offering represents our revenue from customer contracts.

	Three Months Ended March 31,
	HCB		CRB		IRR		BDA		Corporate (i)		Total
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Broking	$83	$73	$648	$660	$433	$405	$98	$3	$—	$—	$1,262	$1,141
Consulting	582	580	47	31	93	114	—	—	2	3	724	728
Outsourced administration	128	123	25	27	3	2	133	132	—	—	289	284
Other	47	47	1	1	83	58	—	—	1	1	132	107
Total revenue by service offering	840	823	721	719	612	579	231	135	3	4	2,407	2,260
Reimbursable expenses and other (i)	15	14	—	—	3	2	3	3	6	7	27	26
Total revenue from customer contracts	$855	$837	$721	$719	$615	$581	$234	$138	$9	$11	$2,434	$2,286
Interest and other income (ii)	10	6	18	9	3	10	—	—	1	1	32	26
Total revenue	$865	$843	$739	$728	$618	$591	$234	$138	$10	$12	$2,466	$2,312

______________

(i)	Reimbursable expenses and other, as well as Corporate revenue, are excluded from segment revenue, but included in total revenue on the condensed consolidated statements of comprehensive income.
(ii)

Interest and other income is included in segment revenue and total revenue, however it has been presented separately in the above tables because it does not arise directly from contracts with customers.

Individual revenue streams aggregating to approximately 5% of total revenue from customer contracts for the three months ended March 31, 2020 and 2019 have been included within the Other line in the tables above.

The following table presents revenue by the geography where our work is performed for the three months ended March 31, 2020 and 2019. The reconciliation to total revenue on our condensed consolidated statements of comprehensive income and to segment revenue is shown in the table above.

	Three Months Ended March 31,
	HCB		CRB		IRR		BDA		Corporate		Total
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
North America	$476	$471	$233	$220	$170	$164	$229	$135	$2	$4	$1,110	$994
Great Britain	126	118	137	142	321	300	—	—	—	—	584	560
Western Europe	156	155	244	239	76	69	—	—	1	—	477	463
International	82	79	107	118	45	46	2	—	—	—	236	243
Total revenue by geography	$840	$823	$721	$719	$612	$579	$231	$135	$3	$4	$2,407	$2,260

Contract Balances

The Company reports accounts receivable, net on the condensed consolidated balance sheet, which includes billed and unbilled receivables and current contract assets. In addition to accounts receivable, net, the Company had the following non-current contract assets and deferred revenue balances at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Billed receivables, net of allowance for doubtful accounts of $55 million and $37 million	$1,870	$1,831
Unbilled receivables	442	434
Current contract assets	282	356
Accounts receivable, net	$2,594	$2,621
Non-current accounts receivable, net	$27	$30
Non-current contract assets	$140	$105
Deferred revenue	$562	$538

During the three months ended March 31, 2020, revenue of approximately $272 million was recognized that was reflected as deferred revenue at December 31, 2019.

During the three months ended March 31, 2020, the Company recognized revenue of approximately $6 million related to performance obligations satisfied in a prior period.

Performance Obligations

The Company has contracts for which performance obligations have not been satisfied as of March 31, 2020 or have been partially satisfied as of this date. The following table shows the expected timing for the satisfaction of the remaining performance obligations. This table does not include contract renewals or variable consideration, which was excluded from the transaction prices in accordance with the guidance on constraining estimates of variable consideration.

In addition, in accordance with ASC 606, Revenue From Contracts With Customers (‘ASC 606’), the Company has elected not to disclose the remaining performance obligations when one or both of the following circumstances apply:

•	Performance obligations which are part of a contract that has an original expected duration of less than one year, and
•	Performance obligations satisfied in accordance with ASC 606-10-55-18 (‘right to invoice’).

	Remainder of 2020	2021	2022 onward	Total
Revenue expected to be recognized on contracts as of March 31, 2020	$384	$400	$483	$1,267

Since most of the Company’s contracts are cancellable with less than one year’s notice, and have no substantive penalty for cancellation, the majority of the Company’s remaining performance obligations as of March 31, 2020 have been excluded from the table above.

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

The following table presents segment revenue and segment operating income for our reportable segments for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	HCB		CRB		IRR		BDA		Total
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Segment revenue	$850	$829	$739	$728	$615	$589	$231	$135	$2,435	$2,281

Segment operating income/(loss)	$213	$204	$127	$127	$277	$252	$(11)	$(21)	$606	$562

The following table presents a reconciliation of the information reported by segment to the Company’s condensed consolidated statement of comprehensive income amounts reported for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
Revenue:
Total segment revenue	$2,435	$2,281
Reimbursable expenses and other	31	31
Revenue	$2,466	$2,312

Total segment operating income	$606	$562
Amortization	(121)	(127)
Transaction and integration expenses (i)	(9)	(6)
Unallocated, net (ii)	(116)	(70)
Income from operations	360	359
Interest expense	(61)	(54)
Other income, net	92	55
Income from operations before income taxes	$391	$360

(i)	Includes transaction costs related to the proposed Aon combination and TRANZACT acquisition in 2019.
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

Note 6 — Income Taxes

Provision for income taxes for the three months ended March 31, 2020 was $78 million compared to $67 million for the three months ended March 31, 2019. The effective tax rate was 20.0% for the three months ended March 31, 2020 and 18.8% for the three months ended March 31, 2019. These effective tax rates are calculated using extended values from our condensed consolidated statements of comprehensive income and are therefore more precise tax rates than can be calculated from rounded values. The prior year effective tax rate was lower primarily due to discrete valuation allowance releases in certain non-U.S. jurisdictions.

On April 7, 2020, U.S. Treasury and the Internal Revenue Service issued final regulations on specific aspects of U.S. Tax Reform that are retroactive to tax years beginning after December 20, 2018. These final regulations constitute a subsequent event and will be recognized in the period in which the regulation was issued. This legislation impacts certain positions previously taken with respect to amounts recorded in our condensed consolidated financial statements. We will adjust such amounts to reflect this legislation in our condensed consolidated financial statements during the three months ended June 30, 2020. We have estimated the potential adjustment to be between $50 million and $82 million.

The Company recognizes deferred tax balances related to the undistributed earnings of subsidiaries when it expects that it will recover those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of the investments. Historically, we have not provided taxes on cumulative earnings of our subsidiaries that have been reinvested indefinitely. As a result of our plans to restructure or distribute accumulated earnings of certain foreign operations, we have recorded an estimate of foreign withholding and state income taxes. However, we assert that the historical cumulative earnings of our other subsidiaries are reinvested indefinitely, and therefore do not provide deferred tax liabilities on these amounts.

The Company records valuation allowances against net deferred tax assets based on whether it is more likely than not that the deferred tax assets will be realized. We have liabilities for uncertain tax positions under ASC 740 of $51 million, excluding interest and penalties. The Company believes the outcomes that are reasonably possible within the next 12 months may result in a reduction in the liability for uncertain tax positions of approximately $3 million to $7 million, excluding interest and penalties.

Note 7 — Goodwill and Other Intangible Assets

The components of goodwill are outlined below for the three months ended March 31, 2020:

	HCB	CRB	IRR	BDA	Total
Balance at December 31, 2019:
Goodwill, gross	$4,298	$2,309	$1,795	$3,284	$11,686
Accumulated impairment losses	(130)	(362)	—	—	(492)
Goodwill, net - December 31, 2019	4,168	1,947	1,795	3,284	11,194
Goodwill acquired	14	27	—	—	41
Acquisition accounting adjustment	—	—	—	(5)	(5)
Foreign exchange	(27)	(21)	(20)	—	(68)
Balance at March 31, 2020:
Goodwill, gross	4,285	2,315	1,775	3,279	11,654
Accumulated impairment losses	(130)	(362)	—	—	(492)
Goodwill, net - March 31, 2020	$4,155	$1,953	$1,775	$3,279	$11,162

Other Intangible Assets

The following table reflects changes in the net carrying amounts of the components of finite-lived intangible assets for the three months ended March 31, 2020:

	Client relationships	Software	Trademark and trade name	Other	Total
Balance at December 31, 2019:
Intangible assets, gross	$4,029	$753	$1,051	$134	$5,967
Accumulated amortization	(1,731)	(551)	(176)	(31)	(2,489)
Intangible assets, net - December 31, 2019	2,298	202	875	103	3,478
Intangible assets acquired	23	—	—	23	46
Amortization	(77)	(26)	(10)	(8)	(121)
Foreign exchange	(40)	—	—	(3)	(43)
Balance at March 31, 2020:
Intangible assets, gross	3,974	743	1,051	151	5,919
Accumulated amortization	(1,770)	(567)	(186)	(36)	(2,559)
Intangible assets, net - March 31, 2020	$2,204	$176	$865	$115	$3,360

The weighted-average remaining life of amortizable intangible assets at March 31, 2020 was 13.6 years.

The table below reflects the future estimated amortization expense for amortizable intangible assets for the remainder of 2020 and for subsequent years:

Amortization
Remainder of 2020	$331
2021	373
2022	315
2023	267
2024	235
Thereafter	1,839
Total	$3,360

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

These derivatives were designated as hedging instruments and at March 31, 2020 and December 31, 2019 had total notional amounts of $495 million and $499 million, respectively, and had a net fair value liability of $14 million and a net fair value asset of $8 million, respectively.

At March 31, 2020, the Company estimates, based on current exchange rates, there will be $13 million of net derivative losses on forward exchange rates reclassified from accumulated other comprehensive loss into earnings within the next twelve months as the forecast transactions affect earnings. At March 31, 2020, our longest outstanding maturity was 1.7 years.

The effects of the material derivative instruments that are designated as hedging instruments on the condensed consolidated statements of comprehensive income for the three months ended March 31, 2020 and 2019 are below. Amounts pertaining to the ineffective portion of hedging instruments and those excluded from effectiveness testing were immaterial for the three months ended March 31, 2020 and 2019.

Three Months Ended March 31,	(Loss)/gain recognized in OCI (effective element)
	2020	2019
Forward exchange contracts	$(24)	$8

Location of gain/(loss) reclassified from Accumulated OCL into income (effective element)	Gain/(loss) reclassified from Accumulated OCL into income (effective element)
	2020	2019
Revenue	$—	$1
Salaries and benefits	(2)	(5)
	$(2)	$(4)

We also enter into foreign currency transactions, primarily to hedge certain intercompany loans and other balance sheet exposures in currencies other than the functional currency of a given entity. These derivatives are not generally designated as hedging instruments and at March 31, 2020 and December 31, 2019, we had notional amounts of $1.1 billion and $931 million, respectively, and had net fair value assets of $5 million and $21 million, respectively.

The effects of derivatives that have not been designated as hedging instruments on the condensed consolidated statements of comprehensive income for the three months ended March 31, 2020 and 2019 are as follows:

		Loss recognized in income
		Three Months Ended March 31,
Derivatives not designated as hedging instruments:	Location of loss recognized in income	2020	2019
Forward exchange contracts	Other income, net	$(12)	$(10)

Note 9 — Debt

Current debt consists of the following:

	March 31, 2020	December 31, 2019
Term loan due 2020	$174	$292
Current portion of collateralized facility	24	24
5.750% senior notes due 2021	499	—
	$697	$316

Long-term debt consists of the following:

	March 31, 2020	December 31, 2019
Revolving $1.25 billion credit facility	$396	$—
Collateralized facility (i)	53	60
5.750% senior notes due 2021	—	499
3.500% senior notes due 2021	448	448
2.125% senior notes due 2022 (ii)	590	604
4.625% senior notes due 2023	249	249
3.600% senior notes due 2024	646	646
4.400% senior notes due 2026	546	546
4.500% senior notes due 2028	595	595
2.950% senior notes due 2029	446	446
6.125% senior notes due 2043	271	271
5.050% senior notes due 2048	395	395
3.875% senior notes due 2049	542	542
	$5,177	$5,301

(i)	At March 31, 2020 and December 31, 2019, the Company had $119 million and $127 million, respectively, of renewal commissions receivables pledged as collateral for this facility.
(ii)	Notes issued in Euro (€540 million)

At March 31, 2020 and December 31, 2019, we were in compliance with all financial covenants.

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

The following tables present our assets and liabilities measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019:

		Fair Value Measurements on a Recurring Basis at March 31, 2020
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds / exchange traded funds	Prepaid and other current assets and other non-current assets	$6	$—	$—	$6
Derivatives:
Derivative financial instruments (i)	Prepaid and other current assets and other non-current assets	$—	$9	$—	$9
Liabilities:
Contingent consideration:
Contingent consideration (ii)	Other current liabilities and other non-current liabilities	$—	$—	$21	$21
Derivatives:
Derivative financial instruments (i)	Other current liabilities and other non-current liabilities	$—	$18	$—	$18

		Fair Value Measurements on a Recurring Basis at December 31, 2019
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds / exchange traded funds	Prepaid and other current assets and other non-current assets	$20	$—	$—	$20
Derivatives:
Derivative financial instruments (i)	Prepaid and other current assets and other non-current assets	$—	$32	$—	$32
Liabilities:
Contingent consideration:
Contingent consideration (ii)	Other current liabilities and other non-current liabilities	$—	$—	$17	$17
Derivatives:
Derivative financial instruments (i)	Other current liabilities and other non-current liabilities	$—	$3	$—	$3

(i)	See Note 8 — Derivative Financial Instruments for further information on our derivative investments.
(ii)

Probability weightings are based on our knowledge of the past and planned performance of the acquired entity to which the contingent consideration applies. The fair value weighted-average discount rates used on our material contingent consideration calculations were 9.80% and 10.16% at March 31, 2020 and December 31, 2019, respectively. The range of these discount rates was 6.98% - 13.00% at March 31, 2020. Using different probability weightings and discount rates could result in an increase or decrease of the contingent consideration payable.

The following table summarizes the change in fair value of the Level 3 liabilities:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	March 31, 2020
Balance at December 31, 2019	$17
Obligations assumed	4
Payments	—
Realized and unrealized losses	1
Foreign exchange	(1)
Balance at March 31, 2020	$21

There were no significant transfers to or from Level 3 in the three months ended March 31, 2020.

The following tables present our liabilities not measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Current debt	$697	$704	$316	$319
Long-term debt	$5,177	$5,290	$5,301	$5,694

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

Components of Net Periodic Benefit (Income)/Cost for Defined Benefit Pension and Post-retirement Welfare Plans

The following table sets forth the components of net periodic benefit (income)/cost for the Company’s defined benefit pension and PRW plans for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020				2019
	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW
Service cost	$18	$4	$5	$—	$16	$4	$5	$—
Interest cost	33	18	4	1	40	24	4	1
Expected return on plan assets	(73)	(62)	(8)	—	(64)	(63)	(7)	—
Amortization of net loss	9	6	—	—	5	5	1	—
Amortization of prior service credit	—	(4)	—	(1)	—	(4)	—	(1)
Net periodic benefit (income)/cost	$(13)	$(38)	$1	$—	$(3)	$(34)	$3	$—

Employer Contributions to Defined Benefit Pension Plans

The Company made no contributions to its U.S. plans for the three months ended March 31, 2020 and anticipates making $60 million in contributions over the remainder of the fiscal year. The Company made contributions of $20 million to its U.K. plans for the three months ended March 31, 2020 and anticipates making additional contributions of $55 million for the remainder of the fiscal year. The Company made contributions of $14 million to its other plans for the three months ended March 31, 2020 and anticipates making additional contributions of $5 million for the remainder of the fiscal year.

Defined Contribution Plans

The Company made contributions to its defined contribution plans of $43 million and $41 million during the three months ended March 31, 2020 and 2019, respectively.

Note 12 — Leases

The following table presents lease costs recorded on our condensed consolidated statements of comprehensive income for the three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended March 31,
	2020	2019
Finance lease cost:
Amortization of right-of-use assets	$1	$1
Interest on lease liabilities	1	1
Operating lease cost	47	48
Short-term lease cost	—	—
Variable lease cost	10	13
Sublease income	(5)	(4)
Total lease cost, net	$54	$59

The total lease cost is recognized in different locations in our condensed consolidated statements of comprehensive income. Amortization of the finance lease ROU assets is included in depreciation, while the interest cost component of these finance leases is included in interest expense. All other costs are included in other operating expenses.

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

Errors and omissions claims, lawsuits, and other proceedings arising in the ordinary course of business are covered in part by professional indemnity or other appropriate insurance. The terms of this insurance vary by policy year. Regarding self-insured risks, the Company has established provisions which are believed to be adequate in light of current information and legal advice, or, in certain cases, where a range of loss exists, the Company accrues the minimum amount in the range if no amount within the range is a better estimate than any other amount. The Company adjusts such provisions from time to time according to developments. See Note 14 — Supplementary Information for Certain Balance Sheet Accounts for the amounts accrued at March 31, 2020 and December 31, 2019 in the condensed consolidated balance sheets.

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

On March 9, 2018, Regents filed a putative class action complaint on behalf of a putative class of Legacy Towers Watson stockholders against the Company, Legacy Willis, ValueAct, and Messrs. Haley, Casserley, and Ubben, in the Delaware Court of Chancery, captioned The Regents of the University of California v. John J. Haley, et al., C.A. No. 2018-0166. Based on similar allegations as the Eastern District of Virginia action described above, the complaint asserts claims against Mr. Haley for breach of fiduciary duty and against all other defendants for aiding and abetting breach of fiduciary duty. Also on March 9, 2018, Regents filed a motion for consolidation of all pending and subsequently filed Delaware Court of Chancery actions, and for appointment as Lead Plaintiff and for the appointment of Bernstein as Lead Counsel for the putative class. On March 29, 2018, Fort Myers and Alaska responded to Regents’ motion and cross-moved for appointment as Co-Lead Plaintiffs and for the appointment of their counsel, Grant & Eisenhofer P.A. and Kessler Topaz Meltzer & Check, LLP as Co-Lead Counsel. On April 2, 2018, the court consolidated the Delaware Court of Chancery actions and all related actions subsequently filed in or transferred to the Delaware Court of Chancery. On June 5, 2018, the court denied Regents’ motion for appointment of Lead Plaintiff and Lead Counsel and granted Fort Myers’ and Alaska’s cross-motion. On June 20, 2018, Fort Myers and Alaska designated the complaint previously filed by Alaska (the ‘Alaska Complaint’) as the operative complaint in the consolidated action. On September 14, 2018, the defendants filed motions to dismiss the Alaska Complaint. On October 31, 2018, Fort Myers and Alaska filed an amended complaint, which, based on similar allegations, asserts claims against the former directors of legacy Towers Watson for breach of fiduciary duty and against ValueAct and Mr. Ubben for aiding and abetting breach of fiduciary duty. On January 11, 2019, the defendants filed motions to dismiss the amended complaint, and on March 29, 2019, the parties completed briefing on the motions. The court heard argument on the motions on April 11, 2019 and, on July 25, 2019, dismissed the amended complaint in its entirety. On August 22, 2019, Fort Myers and Alaska filed a notice of appeal from the court’s July 25, 2019 dismissal order to the Supreme Court of the State of Delaware. On November 22, 2019, the parties completed briefing on the appeal, which was submitted on April 22, 2020 for decision in lieu of argument. The decision remains pending.

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

Since 2017, we have become aware that other countries are conducting their own investigations of the same or similar alleged conduct, including, without limitation, Brazil. In January 2019, the Brazil Conselho Administrativo de Defesa Economica (‘CADE’) launched an administrative proceeding to investigate alleged sharing of competitive and commercially sensitive information in the insurance and reinsurance brokerage industry for aviation and aerospace and related ancillary services. The CADE identified 11 entities under investigation, including Willis Group Limited, one of our U.K. subsidiaries.

Given the status of the above-noted investigations, the Company is currently unable to assess the terms on which they will be resolved, or any other regulatory matter or civil claims emanating from the conduct being investigated, will be resolved, and thus is unable to provide an estimate of the reasonably possible loss or range of loss.

Note 14 — Supplementary Information for Certain Balance Sheet Accounts

Additional details of specific balance sheet accounts are detailed below.

Prepaid and other current assets consist of the following:

	March 31, 2020	December 31, 2019
Prepayments and accrued income	$166	$145
Deferred contract costs	72	101
Derivatives and investments	25	49
Deferred compensation plan assets	14	18
Retention incentives	9	11
Corporate income and other taxes	52	56
Restricted cash	8	8
Acquired renewal commissions receivable	23	25
Other current assets	100	112
Total prepaid and other current assets	$469	$525

Deferred revenue and accrued expenses consist of the following:

	March 31, 2020	December 31, 2019
Accounts payable, accrued liabilities and deferred income	$854	$856
Accrued discretionary and incentive compensation	265	727
Accrued vacation	163	137
Other employee-related liabilities	47	64
Total deferred revenue and accrued expenses	$1,329	$1,784

Provision for liabilities consists of the following:

	March 31, 2020	December 31, 2019
Claims, lawsuits and other proceedings	$459	$456
Other provisions	82	81
Total provision for liabilities	$541	$537

Note 15 — Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of non-controlling interests, and net of tax are provided in the following tables for the three months ended March 31, 2020 and 2019. These tables exclude amounts attributable to non-controlling interests, which are not material for further disclosure.

	Foreign currency translation (i)		Derivative instruments (i)		Defined pension and post-retirement benefit costs (ii)		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Balance at December 31, 2019 and 2018, respectively	$(538)	$(616)	$13	$(8)	$(1,702)	$(1,337)	$(2,227)	$(1,961)
Other comprehensive (loss)/income before reclassifications	(208)	9	(19)	6	(4)	1	(231)	16
Loss reclassified from accumulated other comprehensive loss (net of income tax benefit of $0 and $4, respectively)	—	—	1	5	11	2	12	7
Net current-period other comprehensive (loss)/income	(208)	9	(18)	11	7	3	(219)	23
Reclassification of tax effects per ASU 2018-02 (iii)	—	—	—	—	—	(36)	—	(36)
Balance at March 31, 2020 and 2019, respectively	$(746)	$(607)	$(5)	$3	$(1,695)	$(1,370)	$(2,446)	$(1,974)

(i)

Reclassification adjustments from accumulated other comprehensive loss related to derivative instruments are included in Revenue and Salaries and benefits in the accompanying condensed consolidated statements of comprehensive income. See Note 8 — Derivative Financial Instruments for additional details regarding the reclassification adjustments for the derivative settlements.

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

At March 31, 2020 and 2019, there were 0.2 million and 0.3 million time-based share options; 0.3 million and 0.4 million performance-based options; and 0.3 million and 0.5 million restricted performance-based stock units outstanding, respectively. The Company’s restricted time-based stock units were immaterial at March 31, 2020 and 2019.

Basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2020	2019
Net income attributable to Willis Towers Watson	$305	$287

Basic average number of shares outstanding	130	130
Dilutive effect of potentially issuable shares	—	—
Diluted average number of shares outstanding	130	130

Basic earnings per share	$2.36	$2.21
Dilutive effect of potentially issuable shares	(0.02)	(0.01)
Diluted earnings per share	$2.34	$2.20

There were no anti-dilutive options or restricted stock units for the three months ended March 31, 2020 and 2019.

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

Executive Overview

Proposed Combination with Aon plc

On March 9, 2020, WTW and Aon plc (‘Aon’) issued an announcement disclosing that the respective boards of directors of WTW and Aon had reached agreement on the terms of a recommended acquisition of WTW by Aon. Under the terms of the agreement each WTW shareholder will receive 1.08 Aon ordinary shares for each WTW ordinary share. At the time of the announcement, it was estimated that upon completion of the combination, existing Aon shareholders will own approximately 63% and existing WTW shareholders will own approximately 37% of the combined company on a fully diluted basis.

The transaction is subject to the approval of the shareholders of both WTW and Aon, as well as other customary closing conditions, including required regulatory approvals. The parties expect the transaction to close in the first half of 2021, subject to satisfaction of these conditions.

Risks and Uncertainties of the COVID-19 Pandemic

The COVID-19 pandemic has had an adverse impact on global commercial activity, including the global supply chain, and has contributed to significant volatility in the financial markets including, among other effects, a decline in the equity markets and reduced liquidity. In light of the potential future disruption to our own business operations and those of our clients, suppliers and other third parties with whom we interact, the Company considered the impact of COVID-19 on our business. This analysis considered our business resilience and continuity plans, financial modeling and stress testing of liquidity and financial resources.

The analysis concluded that the COVID-19 pandemic did not have a material adverse impact to our financial results for the first quarter of fiscal 2020; however, we expect that the impact of COVID-19 on general economic activity could negatively impact our revenue and operating results for the remainder of 2020. We will continue to monitor the situation and assess possible implications to our business and our stakeholders and will take appropriate actions to help mitigate adverse consequences. The extent to which COVID-19 impacts our business and financial position will depend on future developments, which are difficult to predict, including the severity and scope of the COVID-19 outbreak as well as the types of measures imposed by governmental authorities to contain the virus or address its impact and the duration of those actions and measures.

The Company has considered multiple scenarios, with both positive and negative inputs, as part of the significant estimates and assumptions that are inherent in our financial statements and are based on trends in client behavior and the economic environment throughout the quarter as COVID-19 has moved throughout the geographies in which we operate. These estimates and assumptions include the collectability of billed and unbilled receivables, the estimation of revenue, and the fair value of our reporting units, tangible and intangible assets and contingent consideration. With regard to collectability, the Company believes it will face atypical delays in client payments going forward. In addition, we believe that the demand for certain discretionary lines of business may decrease, and that such decrease will impact our financial results in succeeding periods. Non-discretionary lines of business may also be adversely affected, for example because reduced economic activity or disruption in insurance markets reduces demand for or the extent of insurance coverage. We believe that these trends and uncertainties are comparable to those faced by other registrants as a result of the pandemic. See also Part II, Item 1A., ‘Risk Factors’ for a discussion of actual and potential impacts of COVID-19 on our business, clients and operations.

We continue to closely monitor the spread and impact of COVID-19 while adhering to government health directives. The Company has implemented restrictions on business travel, office access, meetings and events. We have thorough business continuity and incident management processes in place that have been activated, including split team operations and work-from-home protocols for essential workers which are now globally effective. We are communicating frequently with clients and critical vendors, while meeting our objectives via remote working capabilities, overseen and coordinated by our incident management response team. While no contingency plan can eliminate all risk of temporary service interruption, we continually assess and update our plans to help mitigate all reasonable risk.  As of the date of this filing, we do not believe our work-from-home protocol has materially adversely impacted our internal controls, financial reporting systems or our operations.

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

The terms of Brexit and its impact remain uncertain, and the Company is currently in the process of establishing appropriate arrangements for the continued servicing of client business in the countries expected to be most affected. For a further discussion of the risks of Brexit to the Company, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K, filed with the SEC on February 26, 2020.

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

On an annual basis for 2020, although we expect that approximately 21% of our revenue will be generated in the U.K., we expect that approximately 11% of revenue will be denominated in Pounds sterling, as much of the insurance business is transacted in U.S. dollars. We expect that approximately 19% of our expenses will be denominated in Pounds sterling. We have a Company hedging strategy for this aspect of our business, which is designed to mitigate significant fluctuations in currency.

The markets for our consulting, technology and solutions, and marketplace services are affected by economic, regulatory and legislative changes, technological developments, and increased competition from established and new competitors. We believe that the primary factors in selecting a human resources or risk management consulting firm include reputation, the ability to provide measurable increases to shareholder value and return on investment, global scale, quality of service and the ability to tailor services to clients’ unique needs. In that regard, we are focused on developing and implementing technology, data and analytic solutions for both internal operations and for maintaining industry standards and meeting client preferences. We have made such investments from time to time and may decide, based on perceived business needs, to make investments in the future that may be greater than we currently anticipate. Conversely, particularly given the impact of the COVID-19 pandemic, we may make fewer information technology-based investments than previously anticipated, which could potentially create business operational risk.

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

See Part II, Item 1A. Risk Factors elsewhere within this Form 10-Q, and Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K, filed with the SEC on February 26, 2020 for a discussion of risks that may affect our ability to compete.

Financial Statement Overview

The table below sets forth our summarized condensed consolidated statements of comprehensive income and data as a percentage of revenue for the periods indicated.

	Three Months Ended March 31,
	2020		2019
	($ in millions, except per share data)
Revenue	$2,466	100%	$2,312	100%
Costs of providing services
Salaries and benefits	1,394	57%	1,348	58%
Other operating expenses	484	20%	418	18%
Depreciation	98	4%	54	2%
Amortization	121	5%	127	5%
Transaction and integration expenses	9	—%	6	—%
Total costs of providing services	2,106		1,953
Income from operations	360	15%	359	16%
Interest expense	(61)	(2)%	(54)	(2)%
Other income, net	92	4%	55	2%
Provision for income taxes	(78)	(3)%	(67)	(3)%
Income attributable to non-controlling interests	(8)	—%	(6)	—%
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$305	12%	$287	12%
Diluted earnings per share	$2.34		$2.20

Consolidated Revenue

Revenue was $2.5 billion for the three months ended March 31, 2020, compared to $2.3 billion for the three months ended March 31, 2019, an increase of $154 million, or 7%, on an as-reported basis. Adjusting for the impacts of foreign currency and acquisitions and disposals, our organic revenue growth was 4% for the three months ended March 31, 2020. The increase in organic revenue was driven by strong performances in all segments. The revenue from acquisitions related primarily to TRANZACT, which generated revenue of $95 million.

Our revenue can be materially impacted by changes in currency conversions, which can fluctuate significantly over the course of a calendar year. For the three months ended March 31, 2020, currency translation decreased our consolidated revenue by $34 million. The primary currencies driving this change were the Euro and Pound sterling.

The following table details our top five markets based on the percentage of consolidated revenue (in U.S. dollars) from the countries where work was performed for the three months ended March 31, 2020. These figures do not represent the currency of the related revenue, which is presented in the next table.

Geographic Region	% of Revenue
United States	44%
United Kingdom	24%
France	6%
Germany	3%
Canada	3%

The table below details the percentage of our revenue and expenses by transactional currency for the three months ended March 31, 2020.

Transactional Currency	Revenue	Expenses (i)
U.S. dollars	53%	52%
Pounds sterling	13%	19%
Euro	19%	13%
Other currencies	15%	16%

(i)

These percentages exclude certain expenses for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. These items include amortization of intangible assets and transaction and integration expenses.

The following table sets forth the total revenue for the three months ended March 31, 2020 and 2019 and the components of the change in total revenue for the three months ended March 31, 2020, as compared to the prior year period:

				Components of Revenue Change (i)
			As		Constant
	Three Months Ended March 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2020	2019	Change	Impact	Change	Divestitures	Change
	($ in millions)
Revenue	$2,466	$2,312	7%	(2)%	8%	4%	4%

(i)	Components of revenue change may not add due to rounding.

Definitions of Constant Currency Change and Organic Change are included under the section entitled ‘Non-GAAP Financial Measures’ elsewhere within Item 2 of this Form 10-Q.

Segment Revenue

The segment descriptions below should be read in conjunction with the full descriptions of our businesses contained in Part I, Item 1. Business, within our Annual Report on Form 10-K, filed with the SEC on February 26, 2020.

The Company experiences seasonal fluctuations in its revenue. Revenue is typically higher during the Company’s first and fourth quarters due primarily to the timing of broking-related activities.

Impact of the COVID-19 Pandemic on our Segments

The COVID-19 pandemic is projected to have an impact on certain of our service offerings. These impacts may be negative in some instances and positive in others, may be material in either event, and primarily impact our revenue. We have preliminarily assessed the expected impact of COVID-19 in part by determining which of our business offerings are discretionary and non-discretionary in nature. Most of the services we provide, including broking for various insurance products, compliance and valuation services, risk mitigation and outsourced administration for both pension and health and welfare plans are considered non-discretionary to our clients and recurring in nature. We expect that these businesses will be the least impacted of our offerings.

The pandemic is expected to adversely affect certain elements of our business which are more discretionary in nature, such as consultative project work arrangements. Therefore, we expect to experience unpredictable volatility in demand around our discretionary services and solutions. Clients may defer or delay decision-making or planned work or seek to terminate existing agreements for these discretionary services and solutions.

We recognize that the broad, global nature of the COVID-19 crisis has impacted the liquidity of our clients generally and may cause us to not meet our original growth estimates for the year. We are monitoring the global outbreak of the COVID-19 pandemic and taking steps to mitigate the risks to us posed by its spread, including by working with our clients, colleagues, suppliers and other stakeholders. Due to the global breadth of the COVID-19 spread and the range of governmental and community reactions thereto, there is uncertainty around its duration, ultimate impact and the timing of recovery. Therefore, the pandemic could lead to an extended disruption of economic activity and the impact on our consolidated results of operations, financial position and cash flows, could be material. Meanwhile, while we cannot predict how long this situation will last, we are focused on maintaining a strong balance sheet, liquidity and financial flexibility.

Human Capital and Benefits (‘HCB’)

The HCB segment provides an array of advice, broking, solutions and software for our clients. HCB is the largest segment of the Company and is focused on addressing our clients’ people and risk needs to help them take on the challenges of operating in a global marketplace. This segment is further strengthened with teams of international consultants who provide support through each of our business units to the global headquarters of multinational clients and their foreign subsidiaries.

The following table sets forth HCB segment revenue for the three months ended March 31, 2020 and 2019, and the components of the change in revenue for the three months ended March 31, 2020 from the three months ended March 31, 2019.

				Components of Revenue Change (i)
			As		Constant
	Three Months Ended March 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2020	2019	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$850	$829	3%	(1)%	4%	—%	4%

(i)	Components of revenue change may not add due to rounding.

HCB segment revenue for the three months ended March 31, 2020 and 2019 was $850 million and $829 million, respectively. On an organic basis, Health and Benefits delivered strong revenue growth, driven by increased consulting and brokerage services, growth in specialty products, and continued expansion of our client portfolio for both local and global appointments. Retirement revenue grew moderately as a result of increased project work in Great Britain. The remainder of the segment’s revenue growth was generated by increased demand for project work and product sales in our Technology and Administration Solutions and Talent and Rewards businesses.

Corporate Risk and Broking (‘CRB’)

The CRB segment provides a broad range of risk advice, insurance broking and consulting services to our clients worldwide ranging from small businesses to multinational corporations. The segment delivers integrated global solutions tailored to client needs and underpinned by data and analytics.

The following table sets forth CRB revenue for the three months ended March 31, 2020 and 2019, and the components of the change in revenue for the three months ended March 31, 2020 from the three months ended March 31, 2019.

				Components of Revenue Change (i)
			As		Constant
	Three Months Ended March 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2020	2019	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$739	$728	2%	(2)%	4%	—%	4%

(i)	Components of revenue change may not add due to rounding.

CRB segment revenue for the three months ended March 31, 2020 and 2019 was $739 million and $728 million, respectively. On an organic basis, North America led the segment, followed by Western Europe, primarily with new business generation along with strong renewals. A gain recorded in connection with a sale in North America also contributed to the segment’s growth. The revenue increase was partially offset by declines in Great Britain and International, due to a change in the remuneration model for certain lines of business. This change, which is neutral to operating income, results in lower revenue and an equal reduction to salaries and benefits expense. Absent this change, both Great Britain and International’s revenue increased, primarily as a result of new business.

Investment, Risk and Reinsurance (‘IRR’)

The IRR segment uses a sophisticated approach to risk, which helps our clients free up capital and manage investment complexity. This segment works closely with investors, reinsurers and insurers to manage the equation between risk and return. Blending advanced analytics with deep institutional knowledge, IRR identifies new opportunities to maximize performance. This segment provides investment consulting and discretionary management services and insurance-specific services and solutions through reserves opinions, software, ratemaking, risk underwriting and reinsurance broking.

The following table sets forth IRR revenue for the three months ended March 31, 2020 and 2019, and the components of the change in revenue for the three months ended March 31, 2020 from the three months ended March 31, 2019.

				Components of Revenue Change (i)
			As		Constant
	Three Months Ended March 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2020	2019	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$615	$589	4%	(1)%	6%	1%	5%

(i)	Components of revenue change may not add due to rounding.

IRR segment revenue for the three months ended March 31, 2020 and 2019 was $615 million and $589 million, respectively. On an organic basis, all lines of business contributed to the growth. Reinsurance and Wholesale growth was driven by new business wins and favorable renewal factors while Insurance Consulting and Technology revenue grew from strong technology sales. Max Matthiessen revenue increased as a result of overall growth in net commissions. Revenue growth in the Investment businesses was a result of client wins.

Benefits Delivery and Administration (‘BDA’)

The BDA segment provides primary medical and ancillary benefit exchange and outsourcing services to active employees and retirees across both the group and individual markets. A significant portion of the revenue in this segment is recurring in nature, driven by either the commissions from the policies we sell, or from long-term service contracts with our clients that typically range from three to five years. Revenue across this segment may be seasonal, driven by the magnitude and timing of client enrollment activities, which often occur during the fourth quarter, with increased membership levels typically effective January 1, after calendar year-end benefits elections. On July 30, 2019, the Company acquired TRANZACT, which operates as part of the BDA segment. TRANZACT experiences seasonally higher revenue during the fourth quarter due primarily to the timing of the Federal Medicare Open Enrollment window.

The following table sets forth BDA revenue for the three months ended March 31, 2020 and 2019, and the components of the change in revenue for the three months ended March 31, 2020 from the three months ended March 31, 2019.

				Components of Revenue Change (i)
			As		Constant
	Three Months Ended March 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2020	2019	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$231	$135	71%	—%	71%	71%	1%

(i)	Components of revenue change may not add due to rounding.

BDA segment revenue for the three months ended March 31, 2020 and 2019 was $231 million and $135 million, respectively. BDA’s organic growth continued to be led by its expanded client base and increased demand for project work in the mid-market and large-market spaces. For the three months ended March 31, 2020, TRANZACT generated revenue of $95 million.

Costs of Providing Services

Total costs of providing services for the three months ended March 31, 2020 were $2.1 billion, compared to $2.0 billion for the three months ended March 31, 2019, an increase of $153 million, or 8%. See the following discussion for further details.

Salaries and benefits

Salaries and benefits for the three months ended March 31, 2020 were $1.4 billion, compared to $1.3 billion for the three months ended March 31, 2019, an increase of $46 million, or 3%. The increase was primarily a result of higher salaries and benefits along with the addition of TRANZACT’s compensation costs in the current quarter. These increases were partially offset by $9 million related to share-based compensation arrangements which are adjusted to fair value every quarter, and consequently resulted in a reduction of expense related to a lower stock price at March 31, 2020. Whether this trend continues depends on stock market performance. Salaries and benefits, as a percentage of revenue, decreased to 57% for the three months ended March 31, 2020 from 58% for the three months ended March 31, 2019.

Other operating expenses

Other operating expenses for the three months ended March 31, 2020 were $484 million, compared to $418 million for the three months ended March 31, 2019, an increase of $66 million, or 16%. This increase was primarily due to the inclusion of TRANZACT’s operating expenses in the current quarter and higher professional fees, partially offset by lower business taxes.

Depreciation

Depreciation for the three months ended March 31, 2020 was $98 million, compared to $54 million for the three months ended March 31, 2019, an increase of $44 million, or 81%. The year-over-year increase was primarily due to an acceleration of depreciation of $35 million related to the abandonment of an internally-developed software asset prior to being placed in service.

Amortization

Amortization for the three months ended March 31, 2020 was $121 million, compared to $127 million for the three months ended March 31, 2019, a decrease of $6 million, or 5%. Our intangible amortization is more heavily weighted to the initial years of the useful lives of the related intangibles, and therefore amortization related to intangible assets purchased prior to our acquisition of TRANZACT will continue to decrease over time. This decrease was partially offset by the additional amortization resulting from the intangible assets related to the TRANZACT acquisition.

Transaction and integration expenses

Transaction and integration expenses for the three months ended March 31, 2020 is comprised of $9 million of transaction costs related to our proposed combination with Aon and the acquisition of TRANZACT, compared to $6 million of transaction costs related to the then-pending acquisition of TRANZACT for the three months ended March 31, 2019.

Income from Operations

Income from operations for the three months ended March 31, 2020 was $360 million, compared to $359 million for the three months ended March 31, 2019, an increase of $1 million. This increase resulted mostly from higher revenue across all segments and the addition of TRANZACT’s operating results, partially offset by the additional depreciation related to the asset abandonment noted above.

Interest Expense

Interest expense for the three months ended March 31, 2020 was $61 million, compared to $54 million for the three months ended March 31, 2019, an increase of $7 million, or 13%. This increase resulted from higher interest rates associated with our additional senior notes offering during the second half of 2019 and additional levels of indebtedness in connection with the TRANZACT acquisition.

Other Income, Net

Other income, net for the three months ended March 31, 2020 was $92 million, compared to $55 million for the three months ended March 31, 2019, an increase of $37 million, primarily resulting from favorable foreign exchange activity for the current quarter and increased pension income.

Provision for Income Taxes

Provision for income taxes for the three months ended March 31, 2020 was $78 million, compared to $67 million for the three months ended March 31, 2019, an increase to income tax expense of $11 million. The effective tax rate was 20.0% for the three months ended March 31, 2020, and 18.8% for the three months ended March 31, 2019. These effective tax rates are calculated using extended values from our condensed consolidated statements of comprehensive income and are therefore more precise tax rates than can be calculated from rounded values. The prior year effective tax rate was lower primarily due to discrete valuation allowance releases in certain non-U.S. jurisdictions.

Net Income Attributable to Willis Towers Watson

Net income attributable to Willis Towers Watson for the three months ended March 31, 2020 was $305 million, compared to $287 million for the three months ended March 31, 2019, an increase of $18 million, or 6%. This increase was primarily due to organic revenue growth across all segments and the addition of TRANZACT’s operating results, partially offset by increased salary and benefits costs, the additional depreciation related to the asset abandonment noted above and higher tax expense.

Liquidity and Capital Resources

Executive Summary

Our principal sources of liquidity are funds generated by operating activities, available cash and cash equivalents and amounts available under our revolving credit facilities or new debt offerings, subject to the limitations set forth in the Aon combination agreement.

Recently, the COVID-19 pandemic has contributed to significant volatility in financial markets, including declines in equity markets, changes in interest rates and reduced liquidity on a global basis. Specific to Willis Towers Watson, we believe this may negatively impact work we perform for our clients and cash collections from clients, particularly those in certain harder-hit industries, although to date the impact to our results has not been material. We have also reduced our spending on travel and associated expenses and third-party contractors, and have the ability to reduce spending on discretionary projects and certain capital expenditures.

Based on our current balance sheet and cash flows, current market conditions and information available to us at this time, we believe that Willis Towers Watson has access to sufficient liquidity, which includes $850 million of capacity on our undrawn revolving credit facilities, to meet our cash needs for the next twelve months, including investing in the business for growth, scheduled debt repayments and dividend payments.

Events that could change the historical cash flow dynamics discussed above include significant changes in operating results, potential future acquisitions or divestitures, material changes in geographic sources of cash, unexpected adverse impacts from litigation or regulatory matters, or future pension funding during periods of severe downturn.

Undistributed Earnings of Foreign Subsidiaries

The Company recognizes deferred tax balances related to the undistributed earnings of subsidiaries when it expects that it will recover those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of the investments.

We continue to have certain subsidiaries whose earnings have not been deemed permanently reinvested, for which we have been accruing estimates of the tax effects of such repatriation. Excluding these certain subsidiaries, we continue to assert that the historical cumulative earnings for the remainder of our subsidiaries have been reinvested indefinitely, and therefore do not provide deferred taxes on these amounts. If future events, including material changes in estimates of cash, working capital, long-term investment requirements or additional legislation relating to U.S. Tax Reform, necessitate that these earnings be distributed, an additional provision for income and foreign withholding taxes, net of credits, may be necessary. Other potential sources of cash may be through the settlement of intercompany loans or return of capital distributions in a tax-efficient manner.

Cash and Cash Equivalents

Our cash and cash equivalents at March 31, 2020 totaled $898 million, compared to $887 million at December 31, 2019. The increase in cash from December 31, 2019 to March 31, 2020 was primarily due to net borrowings against our revolving credit facility and positive cash flows from our improved working capital during the three months ended March 31, 2020.

Additionally, at March 31, 2020, $850 million was available to draw against our $1.25 billion revolving credit facility as compared to $1.2 billion, which was available to draw against the facility at December 31, 2019.

Included within cash and cash equivalents at March 31, 2020 and December 31, 2019 are amounts held for regulatory capital adequacy requirements, including $112 million and $114 million, respectively, held within our regulated U.K. entities.

Summarized Condensed Consolidated Cash Flows

The following table presents the summarized condensed consolidated cash flow information for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Net cash from/(used in):
Operating activities	$23	$(47)
Investing activities	(162)	(75)
Financing activities	186	82
INCREASE/(DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	47	(40)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(36)	(1)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD (i)	895	1,033
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (i)	$906	$992

(i)

As a result of the acquired TRANZACT collateralized facility, cash, cash equivalents and restricted cash included $8 million of restricted cash at March 31, 2020 and December 31, 2019, which is included within prepaid and other current assets on our condensed consolidated balance sheets. There were no restricted cash amounts held at March 31, 2019 and December 31, 2018.

Cash Flows From/(Used In) Operating Activities

Cash flows from operating activities were $23 million for the three months ended March 31, 2020, compared to cash flows used in operating activities of $47 million for the three months ended March 31, 2019. The $23 million of net cash from operating activities for the three months ended March 31, 2020 included net income of $313 million and $218 million of non-cash adjustments, partially offset by changes in operating assets and liabilities of $508 million. This increase in cash flows from operations as compared to the prior year was primarily due to positive cash flows from our improved working capital for the three months ended March 31, 2020 as compared to March 31,2019.

The $47 million of net cash used in operating activities for the three months ended March 31, 2019 included net income of $293 million and $187 million of non-cash adjustments, offset by changes in operating assets and liabilities of $527 million.

Cash Flows Used In Investing Activities

Cash flows used in investing activities for the three months ended March 31, 2020 and 2019 were $162 million and $75 million, respectively, primarily driven by capital expenditures and capitalized software additions, and an acquisition during the first quarter of 2020.

Cash Flows From Financing Activities

Cash flows from financing activities for the three months ended March 31, 2020 were $186 million. The significant financing activities included net borrowings of $268 million, partially offset by dividend payments of $84 million.

Cash flows from financing activities for the three months ended March 31, 2019 were $82 million. The significant financing activities included net borrowings of $137 million and proceeds from the issuance of shares of $22 million, partially offset by dividend payments of $77 million.

Indebtedness

Total debt, total equity, and the capitalization ratios at March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020	December 31, 2019
	($ in millions)
Long-term debt	$5,177	$5,301
Current debt	697	316
Total debt	$5,874	$5,617

Total Willis Towers Watson shareholders’ equity	$10,263	$10,249

Capitalization ratio	36.4%	35.4%

At March 31, 2020, our mandatory debt repayments over the next twelve months include $500 million outstanding on our 5.750% senior notes due 2021, $175 million outstanding on our one-year unsecured term loan, and $24 million outstanding on our collateralized facility assumed as part of our acquisition of TRANZACT.

At March 31, 2020 and December 31, 2019, we were in compliance with all financial covenants.

Fiduciary Funds

As an intermediary, we hold funds, generally in a fiduciary capacity, for the account of third parties, typically as the result of premiums received from clients that are in transit to insurers and claims due to clients that are in transit from insurers. We report premiums, which are held on account of, or due from, clients as assets with a corresponding liability due to the insurers. Claims held by or due to us, which are due to clients, are also shown as both Fiduciary assets and Fiduciary liabilities on our condensed consolidated balance sheets.

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

At March 31, 2020 and December 31, 2019, we had fiduciary funds of $3.7 billion and $3.4 billion, respectively.

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

During the three months ended March 31, 2020, the Company had no share repurchase activity. With regards to certain prohibitions under the transaction agreement in connection with our pending business combination with Aon, the board of directors does not expect to repurchase any shares during the remainder of 2020.

At March 31, 2020, approximately $500 million remained on the current repurchase authority. The maximum number of shares that could be repurchased based on the closing price of our ordinary shares on March 31, 2020 of $169.85 was 2,943,774.

Capital Commitments

Capital expenditures for fixed assets and software for internal use were $66 million during the three months ended March 31, 2020. The Company estimates that there will be additional such expenditures of approximately $175 million during the remainder of 2020.

We currently expect cash from operations to adequately provide for these cash needs. There have been no material changes to our capital commitments since December 31, 2019.

Dividends

Total cash dividends of $84 million were paid during the three months ended March 31, 2020. In February 2020, the board of directors approved a quarterly cash dividend of $0.68 per share ($2.72 per share annualized rate), which was paid on April 15, 2020 to shareholders of record as of March 31, 2020.

Off-Balance Sheet Arrangements and Contractual Obligations

Off-Balance Sheet Transactions

See Part II, Item 7. ‘Off-Balance Sheet Arrangements and Contractual Obligations’ in our Annual Report on Form 10-K, filed with the SEC on February 26, 2020, for a discussion pertaining to off-balance sheet transactions.

Contractual Obligations

There have been no material changes to our contractual obligations since we filed our Annual Report on Form 10-K with the SEC on February 26, 2020.

Supplemental Guarantor Financial Information

As of March 31, 2020, Willis Towers Watson has issued the following debt securities (the ‘notes’):

a)	Willis Towers Watson plc (the ‘parent company’) has $500 million senior notes outstanding, which were issued on March 17, 2011;
b)

Willis North America Inc. (‘Willis North America’) has approximately $2.7 billion senior notes outstanding, of which $650 million were issued on May 16, 2017, $1.0 billion were issued on September 10, 2018, and $1.0 billion were issued on September 10, 2019; and $175 million currently outstanding under a one-year unsecured term loan; and

c)

Trinity Acquisition plc has approximately $2.1 billion senior notes outstanding, of which $525 million were issued on August 15, 2013, $1.0 billion were issued on March 22, 2016 and €540 million ($609 million) were issued on May 26, 2016, and $396 million currently outstanding on a consolidated basis under the $1.25 billion revolving credit facility issued on March 7, 2017.

The following table presents a summary of the entities that issue each note and those wholly owned subsidiaries of the Company that guarantee each respective note on a joint and several basis. These subsidiaries are all consolidated by the parent company and together with the parent company comprise the ‘Obligor group’.

Entity	Willis Towers Watson plc Notes	Trinity Acquisition plc Notes	Willis North America Inc. Notes
Willis Towers Watson plc	Issuer	Guarantor	Guarantor
Trinity Acquisition plc	Guarantor	Issuer	Guarantor
Willis North America Inc.	Guarantor	Guarantor	Issuer
Willis Netherlands Holdings B.V.	Guarantor	Guarantor	Guarantor
Willis Investment UK Holdings Limited	Guarantor	Guarantor	Guarantor
TA I Limited	Guarantor	Guarantor	Guarantor
Willis Group Limited	Guarantor	Guarantor	Guarantor
Willis Towers Watson Sub Holdings Unlimited Company	Guarantor	Guarantor	Guarantor
Willis Towers Watson UK Holdings Limited	Guarantor	Guarantor	Guarantor

The notes issued by the parent company, Willis North America and Trinity Acquisition plc:

•	rank equally with all of the issuer’s existing and future unsubordinated and unsecured debt;
•	rank equally with the issuer’s guarantee of all of the existing senior debt of the Company and the other guarantors, including any debt under the Revolving Credit Facility;
•	are senior in right of payment to all of the issuer’s future subordinated debt; and
•	are effectively subordinated to all of the issuer’s secured debt to the extent of the value of the assets securing such debt.

All other subsidiaries of the parent company are non-guarantor subsidiaries (‘the non-guarantor subsidiaries’).

Each member of the Obligor group has only a stockholder’s claim on the assets of the non-guarantor subsidiaries. This stockholder’s claim is junior to the claims that creditors have against those non-guarantor subsidiaries. Holders of the notes will only be creditors of the Obligor group and not creditors of the non-guarantor subsidiaries. As a result, all of the existing and future liabilities of the non-

guarantor subsidiaries, including any claims of trade creditors and preferred stockholders, will be structurally senior to the notes. As of and for the periods ended March 31, 2020 and December 31, 2019, the non-guarantor subsidiaries represented substantially all of the total assets and accounted for substantially all of the total revenue of the Company prior to consolidating adjustments. The non-guarantor subsidiaries have other liabilities, including contingent liabilities that may be significant. Each indenture does not contain any limitations on the amount of additional debt that the Obligor group and the non-guarantor subsidiaries may incur. The amounts of this debt could be substantial, and this debt may be debt of the non-guarantor subsidiaries, in which case this debt would be effectively senior in right of payment to the notes.

The notes are obligations exclusively of the Obligor group. Substantially all of the Obligor group’s operations are conducted through its non-guarantor subsidiaries. Therefore, the Obligor group’s ability to service its debt, including the notes, is dependent upon the net cash flows of its non-guarantor subsidiaries and their ability to distribute those net cash flows as dividends, loans or other payments to the Obligor group. Certain laws restrict the ability of these non-guarantor subsidiaries to pay dividends and make loans and advances to the Obligor group. In addition, such non-guarantor subsidiaries may enter into contractual arrangements that limit their ability to pay dividends and make loans and advances to the Obligor group.

Intercompany balances and transactions between members of the Obligor group have been eliminated. All intercompany balances and transactions between the Obligor group and the non-guarantor subsidiaries have been presented in the disclosures below on a net presentation basis, rather than a gross basis, as this better reflects the nature of the intercompany positions and presents the funding or funded position that is to be received or owed.  The intercompany balances and transactions between the Obligor group and non-guarantor subsidiaries, presented below, relate to a number of items including loan funding for acquisitions and other purposes, transfers of surplus cash between subsidiary companies, funding provided for working capital purposes, settlement of expense accounts, transactions related to share-based payment arrangements and share issuances, intercompany royalty arrangements, intercompany dividends and intercompany interest. At March 31, 2020 and December 31, 2019, the intercompany balances of the Obligor group with non-guarantor subsidiaries were net receivables of $1.1 billion and $4.3 billion, respectively, and net payables of $7.6 billion and $3.5 billion, respectively.

No balances or transactions of non-guarantor subsidiaries are presented in the disclosures other than the intercompany items noted above.

Presented below is certain summarized financial information for the Obligor group.

`	As of March 31, 2020	As of December 31, 2019
	(in millions)
Total current assets	$532	$1,210
Total non-current assets	888	3,436
Total current liabilities	4,838	3,993
Total non-current liabilities	8,901	5,387

Three months ended March 31, 2020
(in millions)
Revenue	$70
Income from operations	20
Loss from operations before income taxes (i)	(107)
Net loss	(89)
Net loss attributable to Willis Towers Watson	(89)

(i) Includes intercompany expense, net of the Obligor group from non-guarantor subsidiaries of $10 million for the three months ended March 31, 2020.

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

Within the measures referred to as ‘adjusted’, we adjust for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. Some of these items may not be applicable for the current quarter, however they may be part of our full-year results. These items include the following:

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

•	Gains and losses on disposals of operations - Adjustment to remove the gain or loss resulting from disposed operations.
•	Pension settlement and curtailment gains and losses - Adjustment to remove significant pension settlement and curtailment gains and losses to better present how the Company is performing.
•	Abandonment of long-lived asset - Adjustment to remove the depreciation expense resulting from internally-developed software that was abandoned prior to being placed into service.
•	Provisions for significant litigation - We will include provisions for litigation matters which we believe are not representative of our core business operations.
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

A reconciliation of the reported changes to the constant currency and organic changes for the three months ended March 31, 2020 from the three months ended March 31, 2019 is as follows:

				Components of Revenue Change (i)
			As		Constant
	Three Months Ended March 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2020	2019	Change	Impact	Change	Divestitures	Change
	($ in millions)
Revenue	$2,466	$2,312	7%	(2)%	8%	4%	4%

(i)	Components of revenue change may not add due to rounding.

Adjusting for the impacts of foreign currency and acquisitions and disposals in the calculation of our organic activity, our revenue grew by 4% for the three months ended March 31, 2020. This organic increase in revenue was driven by strong performances in all segments.

Adjusted Operating Income/Margin

We consider adjusted operating income/margin to be important financial measures, which are used internally to evaluate and assess our core operations and to benchmark our operating results against our competitors.

Adjusted operating income is defined as income from operations adjusted for amortization, transaction and integration expenses and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results. Adjusted operating income margin is calculated by dividing adjusted operating income by revenue.

Reconciliations of income from operations to adjusted operating income for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Income from operations	$360	$359
Adjusted for certain items:
Abandonment of long-lived asset	35	—
Amortization	121	127
Transaction and integration expenses	9	6
Adjusted operating income	$525	$492

Income from operations margin	14.6%	15.5%
Adjusted operating income margin	21.3%	21.3%

Adjusted operating income increased for the three months ended March 31, 2020 to $525 million, from $492 million for the three months ended March 31, 2019. This increase was primarily due to organic revenue growth across all segments and the addition of TRANZACT’s operating results, partially offset by increased salary and benefits costs.

Adjusted EBITDA/Margin

We consider adjusted EBITDA/margin to be important financial measures, which are used internally to evaluate and assess our core operations, to benchmark our operating results against our competitors and to evaluate and measure our performance-based compensation plans.

Adjusted EBITDA is defined as net income adjusted for provision for income taxes, interest expense, depreciation and amortization, transaction and integration expenses, gains and losses on disposals of operations and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results. Adjusted EBITDA margin is calculated by dividing adjusted EBITDA by revenue.

Reconciliations of net income to adjusted EBITDA for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
	2020	2019
	(in millions)
NET INCOME	$313	$293
Provision for income taxes	78	67
Interest expense	61	54
Depreciation (i)	98	54
Amortization	121	127
Transaction and integration expenses	9	6
Adjusted EBITDA	$680	$601

Net income margin	12.7%	12.7%
Adjusted EBITDA margin	27.6%	26.0%

(i)	Includes abandonment of long-lived asset of $35 million for the three months ended March 31, 2020.

Adjusted EBITDA for the three months ended March 31, 2020 was $680 million, compared to $601 million for the three months ended March 31, 2019. This increase was primarily due to organic revenue growth across all segments and the addition of TRANZACT’s operating results, partially offset by increased salary and benefits costs.

Adjusted Net Income and Adjusted Diluted Earnings Per Share

Adjusted net income is defined as net income attributable to Willis Towers Watson adjusted for amortization, transaction and integration expenses, gains and losses on disposals of operations and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results and the related tax effect of those adjustments and the tax effects of internal reorganizations. This measure is used solely for the purpose of calculating adjusted diluted earnings per share.

Adjusted diluted earnings per share is defined as adjusted net income divided by the weighted-average number of shares of common stock, diluted. Adjusted diluted earnings per share is used to internally evaluate and assess our core operations and to benchmark our operating results against our competitors.

Reconciliations of net income attributable to Willis Towers Watson to adjusted diluted earnings per share for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
	2020	2019
	($ in millions)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$305	$287
Adjusted for certain items:
Abandonment of long-lived asset	35	—
Amortization	121	127
Transaction and integration expenses	9	6
Tax effect on certain items listed above (i)	(35)	(32)
Adjusted net income	$435	$388

Weighted-average shares of common stock — diluted	130	130

Diluted earnings per share	$2.34	$2.20
Adjusted for certain items (ii) :
Abandonment of long-lived asset	0.27	—
Amortization	0.93	0.97
Transaction and integration expenses	0.07	0.05
Tax effect on certain items listed above (i)	(0.27)	(0.25)
Adjusted diluted earnings per share	$3.34	$2.98

(i)	The tax effect was calculated using an effective tax rate for each item.
(ii)	Per share values and totals may differ due to rounding.

Our adjusted diluted earnings per share increased for the three months ended March 31, 2020 as compared to the prior year primarily due to organic revenue growth across all segments and the addition of TRANZACT’s operating results.

Adjusted Income Before Taxes and Adjusted Income Taxes/Tax Rate

Adjusted income before taxes is defined as income from operations before income taxes adjusted for amortization, transaction and integration expenses, gains and losses on disposals of operations and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results. Adjusted income before taxes is used solely for the purpose of calculating the adjusted income tax rate.

Adjusted income taxes/tax rate is defined as the provision for income taxes adjusted for taxes on certain items of amortization, transaction and integration expenses, gains and losses on disposals of operations, the tax effects of internal reorganizations and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results, divided by adjusted income before taxes. Adjusted income taxes is used solely for the purpose of calculating the adjusted income tax rate.

Management believes that the adjusted income tax rate presents a rate that is more closely aligned to the rate that we would incur if not for the reduction of pre-tax income for the adjusted items and the tax effects of internal reorganizations, which are not core to our current and future operations.

Reconciliations of income from operations before income taxes to adjusted income before taxes and provision for income taxes to adjusted income taxes for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
	2020	2019
	($ in millions)
INCOME FROM OPERATIONS BEFORE INCOME TAXES	$391	$360
Adjusted for certain items:
Abandonment of long-lived asset	35	—
Amortization	121	127
Transaction and integration expenses	9	6
Adjusted income before taxes	$556	$493

Provision for income taxes	$78	$67
Tax effect on certain items listed above (i)	35	32
Adjusted income taxes	$113	$99

U.S. GAAP tax rate	20.0%	18.8%
Adjusted income tax rate	20.4%	20.1%

(i)	The tax effect was calculated using an effective tax rate for each item.

Our U.S. GAAP tax rates were 20.0% and 18.8% for the three months ended March 31, 2020 and 2019, respectively. The prior year effective tax rate was lower primarily due to discrete valuation allowance releases in certain non-U.S. jurisdictions.

Our adjusted income tax rates were 20.4% and 20.1% for the three months ended March 31, 2020 and 2019, respectively.

Free Cash Flow

Free cash flow is defined as cash flows (used in)/from operating activities less cash used to purchase fixed assets and software for internal use. Free cash flow is a liquidity measure and is not meant to represent residual cash flow available for discretionary expenditures.

Management believes that free cash flow presents the core operating performance and cash generating capabilities of our business operations.

Reconciliations of cash flows from/(used in) operating activities to free cash flow for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Cash flows from/(used in) operating activities	$23	$(47)
Less: Additions to fixed assets and software for internal use	(66)	(57)
Free cash flow	$(43)	$(104)

The favorable movement in free cash flows in 2020 was primarily due to positive cash flows from our improved working capital for the three months ended March 31, 2020 as compared to March 31, 2019.

Critical Accounting Policies and Estimates

There were no material changes from the Critical Accounting Policies and Estimates disclosed in our 2019 Annual Report on Form 10-K, filed with the SEC on February 26, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have considered changes in our exposure to market risks during the three months ended March 31, 2020 and have determined that there have been no material changes to our exposure to market risks from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 26, 2020. However, we have provided the following information to supplement or update our disclosures on our Form 10-K.

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

As of March 31, 2020, the Company’s primary exposure is its $1.25 billion revolving credit facility maturing in 2022 and its collateralized facility assumed as part of its acquisition of TRANZACT, which are both priced using rates tied to LIBOR. We anticipate renegotiating the revolving credit facility prior to the potential LIBOR quotation termination date and will renegotiate, or repay, the collateralized facility prior to the end of 2021. In addition, the Company and its subsidiaries have entered into various intercompany notes indexed to LIBOR. The Company expects to amend or replace the LIBOR-based intercompany notes as necessary to reflect new market benchmarks for the relevant loan currencies prior to the 2021 deadline.

We are currently evaluating the LIBOR-related risks that may be inherent elsewhere in our business and are monitoring for further proposals and guidance from the ARRC and other alternative-rate initiatives, with the expectation that we will be prepared for the termination and replacement of the LIBOR benchmarks.

Interest Income on Fiduciary Funds

As described in our Form 10-K, we are exposed to interest rate risk. Specifically, as a result of our operating activities, we receive cash for premiums and claims which we deposit in short-term investments denominated in U.S. dollars and other currencies. We earn interest on these funds, which is included in our condensed consolidated financial statements as interest income. These funds are regulated in terms of access and the instruments in which they may be invested, most of which are short-term in maturity. At March 31, 2020, we held $1.8 billion of fiduciary funds invested in interest-bearing accounts. If short-term interest rates increased or decreased by 25 basis points, interest earned on these invested fiduciary funds, and therefore our interest income recognized, would increase or decrease by approximately $4 million on an annualized basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2020, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (‘CEO’) and the Chief Financial Officer (‘CFO’), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined by Exchange Act Rule 13a-15(e). Based upon that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures are effective in ensuring that the information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the CEO and the CFO, as appropriate, to allow for timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1. regarding our legal proceedings is incorporated by reference herein from Part I, Item 1 Note 13 — Commitments and Contingencies - Legal Proceedings of the notes to the condensed consolidated financial statements in this Form 10-Q for the quarter ended March 31, 2020.

ITEM 1A. RISK FACTORS

Except as described below, there are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K, filed with the SEC on February 26, 2020. We urge you to read the risk factors contained therein.

We have been impacted by the COVID-19 pandemic and may be materially and adversely impacted by it in the future.

Recently, the COVID-19 pandemic has had an adverse impact on global commercial activity, including the global supply chain; and has contributed to significant volatility in financial markets, including, among other effects, a decline in equity markets, changes in interest rates and reduced liquidity. It has also resulted in increased travel restrictions and extended shutdowns of businesses in various industries including, among others, travel, trade, tourism, health systems and food supply, and significantly reduced overall economic output. As such, there is a risk that COVID-19 could have a material adverse impact on client demand and cash flow.

COVID-19 risks could magnify other risks discussed in this report and any of our SEC filings. For example, the effectiveness of external parties, including governmental and non-governmental organizations, in combating the spread and severity of COVID-19 could have a material impact on demand for our business. In addition, steps taken by market counterparties such as (re)insurance carriers to limit their exposures to COVID-19 and related risks could have an impact on their willingness to provide or renew coverage for our clients on historical terms and pricing, which could again impact demand for our business. Coverage disputes arising out of the pandemic could also increase our professional liability risk by increasing the frequency and severity of allegations by others that, in the course of providing services, we have committed errors or omissions for which we should have liability.  Also, travel restrictions have caused the postponement or cancellation of various conferences and meetings around the world and adversely impacted sales activity. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on our business. Nevertheless, COVID-19 presents material uncertainty and risk with respect to demand for our products and services.

In addition, COVID-19 could materially disrupt our own business operations and the services we provide, as well as the business operations of our clients, suppliers and other third parties with whom we interact. As an increasing percentage of our colleagues work remotely, we face resiliency risks, such as the risk that our information technology platform could potentially be inadequate to support increasing demand, as well as the risk that unusual working arrangements could impact the effectiveness of our operations or controls. We may also make fewer information technology-based investments than previously anticipated, which could potentially create business operational risk. In addition, we depend on third-party platforms and other infrastructure to provide certain of our products and services, and such third-party infrastructures face similar resiliency risks. Also, a potential COVID-19 infection of any of our key colleagues could materially and adversely impact our operations. Further, it is possible that COVID-19 causes us to close down call centers and other processes on which we rely, or impacts processes of third-party vendors on whom we rely, which could also materially impact our operations. The rapidly evolving changes in financial markets could also have a material impact on our own hedging and other financial transactions, which could impact our liquidity. In addition, it is possible that COVID-19 restrictions could create difficulty for satisfying our legal or regulatory filing or other obligations, including with the SEC and other regulators.

All of the foregoing events or potential outcomes, including in combination with other risk factors included in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K, could cause a material adverse effect on our results of operations in any period and, depending on their severity, could also materially and adversely affect our financial condition. In addition, such events and outcomes could potentially impact our reputation with clients and regulators, among others.

Our pending combination with Aon creates incremental business, regulatory and reputational risks.

On March 9, 2020, the Company announced that it had entered into a business combination agreement with Aon. The proposed transaction with Aon entails important risks, including, among others: the risk that we are unable to obtain the requisite shareholder or regulatory approvals or satisfy all of the other conditions required to consummate the proposed transaction on the proposed terms and schedule, if at all; the risk that we and Aon are unable to successfully integrate our combined operations and employees and realize the proposed transaction’s benefits, including potential synergies, or that we are unable to realize such benefits at the times and to the extent anticipated or that results are different from those contained in forecasts when made; the risk that transaction and/or integration costs or dis-synergies are greater than expected, including as a result of conditions regulators put on any approvals of the transaction; the potential impact of the announcement and/or consummation of the proposed transaction on relationships, including with employees, suppliers, clients and competitors; the risk that we and/or the combined company will not have the ability to hire and retain key personnel; the risk that management’s attention is diverted from other matters; the risks posed by changes in general economic, business and political conditions, including changes in the financial markets and any epidemic, pandemic or disease outbreaks; the risk of potential litigation associated with the proposed transaction; the fact that the business combination agreement subjects the Company to various significant restrictions on its operations between signing and closing (including, among others, with respect to share repurchases, the incurrence of debt above thresholds or the acquisition or disposition of assets above specified thresholds, or specified changes to compensation and benefit programs); the risk of disruptions from the proposed transaction that impact our and/or Aon’s business, including current plans and operations; the risk posed by extensive government regulation on our business and/or the business of the combined company; the risk of adverse effects on the market price of Aon’s and the Company’s securities and on Aon’s and the Company’s operating results for any reason; and other risks described in the Company’s SEC filings, including definitive additional materials, the merger proxy statement and other filings generally applicable to significant transactions and related integrations that are or will be filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2020, no shares were issued by the Company without registration under the Securities Act of 1933, as amended.

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

During the three months ended March 31, 2020, there was no share repurchase activity. With regards to certain prohibitions under the transaction agreement in connection with our pending business combination with Aon, the board of directors does not expect to repurchase any shares during the remainder of 2020.

At March 31, 2020 the maximum number of shares that may yet be purchased under the existing stock repurchase plan is 2,943,774, with approximately $500 million remaining on the current open-ended repurchase authority granted by the board. An estimate of the maximum number of shares under the existing authorities was determined using the closing price of our ordinary shares on March 31, 2020 of $169.85.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1

Business Combination Agreement, dated as of March 9, 2020, by and between Aon plc, a company incorporated under the laws of England and Wales, with registered company number 07876075 (‘Aon’) and Willis Towers Watson plc (incorporated by reference to Exhibit 2.1 to the Form 8-K/A filed by the Company on March 10, 2020).

2.2	Appendix 3 to the Rule 2.5 Announcement, dated as of March 9, 2020 (Conditions Appendix) (incorporated by reference to Exhibit 2.2 to the Form 8-K filed by the Company on March 9, 2020).
2.3

Expenses Reimbursement Agreement, dated as of March 9, 2020, by and between Aon and Willis Towers Watson plc (incorporated by reference to Exhibit 2.3 to the Form 8-K filed by the Company on March 9, 2020).

10.1	Form of Irrevocable Director Undertaking (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on March 9, 2020).
10.2

Willis Towers Watson Severance and Change in Control Pay Plan for U.S. Executives, dated as of March 8, 2020 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on March 11, 2020).†

10.3

Willis Towers Watson Severance and Change in Control Pay Plan for Non-U.S. Executives, dated as of March 8, 2020 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on March 11, 2020).†

22.1	List of Issuers and Guarantor Subsidiaries.*
31.1	Certification of the Registrant’s Chief Executive Officer, John J. Haley, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*
31.2	Certification of the Registrant’s Chief Financial Officer, Michael J. Burwell, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*
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

Willis Towers Watson Public Limited Company
(Registrant)

/s/ John J. Haley		April 30, 2020
Name:	John J. Haley	Date
Title:	Chief Executive Officer

/s/ Michael J. Burwell		April 30, 2020
Name:	Michael J. Burwell	Date
Title:	Chief Financial Officer

/s/ Susan D. Davies		April 30, 2020
Name:	Susan D. Davies	Date
Title:	Principal Accounting Officer and Controller