Form 10-Q
period 2020-06-30
WILLIS TOWERS WATSON PLC
filed 2020-07-30
CIK 1140536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 27, 2020, there were outstanding 128,858,414 ordinary shares, nominal value $0.000304635 per share, of the registrant.

WILLIS TOWERS WATSON

INDEX TO FORM 10-Q

For the Three and Six Months Ended June 30, 2020

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

Disclaimer Regarding Forward-looking Statements

We have included in this document ‘forward-looking statements’ within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, that address activities, events or developments that we expect or anticipate may occur in the future, including such things as our outlook, the impact of the COVID-19 pandemic on our business, our pending business combination with Aon plc, future capital expenditures, ongoing working capital efforts, future share repurchases, growth in revenue, the impact of changes to tax laws on our financial results, existing and evolving business strategies and acquisitions and dispositions, demand for our services and competitive strengths, goals, the benefits of new initiatives, growth of our business and operations, our ability to successfully manage ongoing organizational and technology changes, including investments in improving systems and processes, and plans and references to future successes, including our future financial and operating results, plans, objectives, expectations and intentions are forward-looking statements. Also, when we use words such as ‘may,’ ‘will,’ ‘would,’ ‘anticipate,’ ‘believe,’ ‘estimate,’ ‘expect,’ ‘intend,’ ‘plan,’ ‘probably,’ or similar expressions, we are making forward-looking statements. Such statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. All forward-looking disclosure is speculative by its nature.

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
•

the risk that the COVID-19 pandemic substantially and negatively impacts the demand for our products and services and cash flows, and/or continues to materially impact our business operations, including increased demand on our information technology resources and systems and related risks of cybersecurity breaches or incidents;

•

the risks relating to or arising from our pending business combination with Aon plc announced in March 2020, including, among others, our ability to consummate the transaction, including on the terms of the business combination agreement, on the anticipated timeline, and/or with the required shareholder and regulatory approvals;

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

•	the risk of substantial negative outcomes on existing litigation or investigation matters;
•	changes in the regulatory environment in which we operate, including, among other risks, the impacts of pending competition law and regulatory investigations;
•	various claims, government inquiries or investigations or the potential for regulatory action;
•	our ability to make divestitures or acquisitions and our ability to integrate or manage such acquired businesses (including the recently-completed acquisition in Latin America);
•	our ability to successfully hedge against fluctuations in foreign currency rates;
•	our ability to integrate direct-to-consumer sales and marketing solutions with our existing offerings and solutions;
•	our ability to comply with complex and evolving regulations related to data privacy and cyber security;
•	our ability to successfully manage ongoing organizational changes, including investments in improving systems and processes;
•	disasters or business continuity problems;
•	the impact of Brexit;

•	our ability to successfully enhance our billing, collection and other working capital efforts, and thereby increase our free cash flow;
•	the potential impact of the anticipated replacement of the London Interbank Offered Rate (‘LIBOR’);
•	our ability to properly identify and manage conflicts of interest;
•	reputational damage, including from association with third parties;
•	reliance on third-party services;
•	the loss of key employees;
•	doing business internationally, including the impact of exchange rates;
•	compliance with extensive government regulation;
•	the risk of sanctions imposed by governments, or changes to associated sanction regulations;
•	our ability to effectively apply technology, data and analytics changes for internal operations, maintaining industry standards and meeting client preferences;
•	changes and developments in the insurance industry or the U.S. healthcare system, including those related to Medicare;
•	the inability to protect the Company’s intellectual property rights, or the potential infringement upon the intellectual property rights of others;
•	fluctuations in our pension assets and liabilities;
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

The foregoing list of factors is not exhaustive and new factors may emerge from time to time that could also affect actual performance and results. For more information, please see Part II, Item 1A. ‘Risk Factors’ in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K, and our subsequent filings with the SEC, including definitive additional materials, the merger proxy statement and other filings generally applicable to significant transactions and related integrations that are or will be filed with the SEC. Copies are available online at http://www.sec.gov or www.willistowerswatson.com.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

WILLIS TOWERS WATSON

Condensed Consolidated Statements of Comprehensive Income

(In millions of U.S. dollars, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$2,113	$2,048	$4,579	$4,360
Costs of providing services
Salaries and benefits	1,363	1,278	2,757	2,626
Other operating expenses	387	412	871	830
Depreciation	67	59	165	113
Amortization	119	123	240	250
Transaction and integration expenses	14	—	23	6
Total costs of providing services	1,950	1,872	4,056	3,825
Income from operations	163	176	523	535
Interest expense	(62)	(56)	(123)	(110)
Other income, net	76	67	168	122
INCOME FROM OPERATIONS BEFORE INCOME TAXES	177	187	568	547
Provision for income taxes	(75)	(38)	(153)	(105)
NET INCOME	102	149	415	442
Income attributable to non-controlling interests	(8)	(11)	(16)	(17)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$94	$138	$399	$425

EARNINGS PER SHARE
Basic earnings per share	$0.73	$1.06	$3.08	$3.27
Diluted earnings per share	$0.72	$1.06	$3.07	$3.26

x
Comprehensive income before non-controlling interests	$158	$132	$251	$447
Comprehensive income attributable to non-controlling interests	(8)	(13)	(15)	(18)
Comprehensive income attributable to Willis Towers Watson	$150	$119	$236	$429

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON

Condensed Consolidated Balance Sheets

(In millions of U.S. dollars, except share data)

(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$1,087	$887
Fiduciary assets	16,042	13,004
Accounts receivable, net	2,430	2,621
Prepaid and other current assets	363	525
Total current assets	19,922	17,037
Fixed assets, net	989	1,046
Goodwill	11,196	11,194
Other intangible assets, net	3,257	3,478
Right-of-use assets	894	968
Pension benefits assets	975	868
Other non-current assets	877	835
Total non-current assets	18,188	18,389
TOTAL ASSETS	$38,110	$35,426
LIABILITIES AND EQUITY
Fiduciary liabilities	$16,042	$13,004
Deferred revenue and accrued expenses	1,504	1,784
Current debt	525	316
Current lease liabilities	144	164
Other current liabilities	804	802
Total current liabilities	19,019	16,070
Long-term debt	5,068	5,301
Liability for pension benefits	1,235	1,324
Deferred tax liabilities	575	526
Provision for liabilities	534	537
Long-term lease liabilities	906	964
Other non-current liabilities	317	335
Total non-current liabilities	8,635	8,987
TOTAL LIABILITIES	27,654	25,057
COMMITMENTS AND CONTINGENCIES
EQUITY (i)
Additional paid-in capital	10,713	10,687
Retained earnings	2,015	1,792
Accumulated other comprehensive loss, net of tax	(2,390)	(2,227)
Treasury shares, at cost, 17,519 shares in 2020 and 2019, and 40,000 shares, €1 nominal value in 2019	(3)	(3)
Total Willis Towers Watson shareholders’ equity	10,335	10,249
Non-controlling interests	121	120
Total equity	10,456	10,369
TOTAL LIABILITIES AND EQUITY	$38,110	$35,426

(i)

Equity includes (a) Ordinary shares $0.000304635 nominal value; Authorized 1,510,003,775; Issued 128,762,994 (2020) and 128,689,930 (2019); Outstanding 128,762,994 (2020) and 128,689,930 (2019); (b) Ordinary shares, €1 nominal value; Authorized and Issued 40,000 shares in 2019; and (c) Preference shares, $0.000115 nominal value; Authorized 1,000,000,000 and Issued none in 2020 and 2019.

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON

Condensed Consolidated Statements of Cash Flows

(In millions of U.S. dollars)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$415	$442
Adjustments to reconcile net income to total net cash from operating activities:
Depreciation	165	113
Amortization	240	250
Non-cash lease expense	74	72
Net periodic benefit of defined benefit pension plans	(92)	(64)
Provision for doubtful receivables from clients	28	10
Provision for/(benefit from) deferred income taxes	40	(41)
Share-based compensation	28	27
Net loss on disposal of operations	2	—
Non-cash foreign exchange (gain)/loss	(12)	13
Other, net	1	(6)
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable	128	(82)
Fiduciary assets	(3,200)	(1,961)
Fiduciary liabilities	3,200	1,961
Other assets	82	(164)
Other liabilities	(417)	(285)
Provisions	3	18
Net cash from operating activities	685	303
CASH FLOWS USED IN INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	(135)	(120)
Capitalized software costs	(33)	(34)
Acquisitions of operations, net of cash acquired	(66)	(1)
Net proceeds from sale of operations	2	13
Other, net	(17)	(6)
Net cash used in investing activities	(249)	(148)
CASH FLOWS USED IN FINANCING ACTIVITIES
Net payments on revolving credit facility	—	(106)
Senior notes issued	282	—
Debt issuance costs	(2)	—
Repayments of debt	(311)	(3)
Repurchase of shares	—	(51)
Proceeds from issuance of shares	5	27
Payments of deferred and contingent consideration related to acquisitions	—	(47)
Cash paid for employee taxes on withholding shares	(1)	(12)
Dividends paid	(171)	(161)
Acquisitions of and dividends paid to non-controlling interests	(14)	(21)
Other, net	(3)	—
Net cash used in financing activities	(215)	(374)
INCREASE/(DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	221	(219)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(22)	(2)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD (i)	895	1,033
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (i)	$1,094	$812

(i)

As a result of the acquired TRANZACT collateralized facility, cash, cash equivalents and restricted cash included $7 million of restricted cash at June 30, 2020 and $8 million at December 31, 2019, which is included within prepaid and other current assets on our condensed consolidated balance sheets. There were no restricted cash amounts held at June 30, 2019 and December 31, 2018.

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON

Condensed Consolidated Statements of Changes in Equity

(In millions of U.S. dollars and number of shares in thousands)

(Unaudited)

	Six Months Ended June 30, 2020
	Shares outstanding	Additional paid-in capital	Retained earnings	Treasury shares	AOCL (i)	Total WTW shareholders’ equity	Non-controlling interests	Total equity
Balance as of December 31, 2019	128,690	$10,687	$1,792	$(3)	$(2,227)	$10,249	$120	$10,369
Net income	—	—	305	—	—	305	8	313
Dividends declared ($0.68 per share)	—	—	(88)	—	—	(88)	—	(88)
Dividends attributable to non-controlling interests	—	—	—	—	—	—	(1)	(1)
Other comprehensive loss	—	—	—	—	(219)	(219)	(1)	(220)
Issuance of shares under employee stock compensation plans	36	3	—	—	—	3	—	3
Share-based compensation and net settlements	—	9	—	—	—	9	—	9
Foreign currency translation	—	4	—	—	—	4	—	4
Balance as of March 31, 2020	128,726	$10,703	$2,009	$(3)	$(2,446)	$10,263	$126	$10,389
Net income	—	—	94	—	—	94	8	102
Dividends declared ($0.68 per share)	—	—	(88)	—	—	(88)	—	(88)
Dividends attributable to non-controlling interests	—	—	—	—	—	—	(12)	(12)
Other comprehensive income	—	—	—	—	56	56	—	56
Issuance of shares under employee stock compensation plans	37	2	—	—	—	2	—	2
Share-based compensation and net settlements	—	12	—	—	—	12	—	12
Divestiture of non-controlling interests	—	—	—	—	—	—	(1)	(1)
Other	—	(3)	—	—	—	(3)	—	(3)
Foreign currency translation	—	(1)	—	—	—	(1)	—	(1)
Balance as of June 30, 2020	128,763	$10,713	$2,015	$(3)	$(2,390)	$10,335	$121	$10,456

_________

(i)	Accumulated other comprehensive loss, net of tax (‘AOCL’).

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

The transaction is subject to the approval of the shareholders of both WTW and Aon, as well as other customary closing conditions, including required regulatory approvals. Meetings of the respective shareholders will be held on August 26, 2020. We are required to be in substantial compliance with the Request for Additional Information and Documentary Materials issued by the Antitrust Division of the U.S. Department of Justice on June 29, 2020, referred to as a Second Request. In addition, there are numerous other regulatory approvals and other closing conditions that need to be met. The parties expect the transaction to close in the first half of 2021, subject to satisfaction of these conditions.

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

The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results that can be expected for the entire year. The Company experiences seasonal fluctuations of its revenue. Revenue is typically higher during the Company’s first and fourth quarters due primarily to the timing of broking-related activities. The results reflect certain estimates and assumptions made by management, including those estimates used in calculating acquisition consideration and fair value of tangible and intangible assets and liabilities, professional liability claims, estimated bonuses, valuation of billed and unbilled receivables, and anticipated tax liabilities that affect the amounts reported in the condensed consolidated financial statements and related notes.

Risks and Uncertainties Related to the COVID-19 Pandemic

The COVID-19 pandemic has had an adverse impact on global commercial activity, including the global supply chain, and has contributed to significant volatility in the financial markets including, among other effects, occasional declines in the equity markets, changes in interest rates and reduced liquidity on a global basis. In light of the effects on our own business operations and those of our clients, suppliers and other third parties with whom we interact, the Company has considered the impact of COVID-19 on our business. This analysis takes into account our business resilience and continuity plans, financial modeling and stress testing of liquidity and financial resources.

The analysis concluded that the COVID-19 pandemic did not have a material adverse impact to our financial results for the first quarter of 2020; however, we expected that the impact of COVID-19 on general economic activity could negatively impact our revenue and operating results for the remainder of 2020. During the second quarter of 2020, the COVID-19 pandemic had a negative impact on revenue growth, particularly in our businesses that are discretionary in nature, but otherwise it generally had no material impact on our overall results. Some of our discretionary, project-based businesses saw a reduction in demand, and potential negative impacts on our revenue and operating results may lag behind the developments thus far related to the COVID-19 pandemic. Also, the increased frequency and severity of coverage disputes between our clients and (re)insurers arising out of the pandemic could increase our professional liability risk. We will continue to monitor the situation and assess possible implications to our business and our stakeholders. The extent to which COVID-19 impacts our business and financial position will depend on future developments, which are difficult to predict. These future developments may include the severity and scope of the COVID-19 outbreak, which may unexpectedly change or worsen, and the types and duration of measures imposed by governmental authorities to contain the virus or address its impact. We continue to expect that the COVID-19 pandemic will negatively impact our revenue and operating results for the remainder of 2020 and potentially beyond.

The Company has considered multiple scenarios, with both positive and negative inputs, as part of the significant estimates and assumptions that are inherent in our financial statements. These inputs are based on trends in client behavior and the economic environment throughout the first half of 2020 as COVID-19 has moved throughout the geographies in which we operate. These estimates and assumptions include the collectability of billed and unbilled receivables, the estimation of revenue, and the fair value of our reporting units, tangible and intangible assets and contingent consideration. With regard to collectability, the Company believes it may face atypical delays in client payments going forward. In addition, we believe that the demand for certain discretionary lines of business has decreased, and that such decrease will impact our financial results in succeeding periods. Non-discretionary lines of business may also be adversely affected, for example because reduced economic activity or disruption in insurance markets reduces demand for or the extent of insurance coverage. We believe that these trends and uncertainties are comparable to those faced by other registrants as a result of the pandemic.

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (‘CARES’) Act was enacted in the U.S. to provide relief to companies in the midst of the COVID-19 pandemic and to stimulate the economy. The assistance includes temporary tax relief and government loans, grants and investments for entities in affected industries.

With regard to the income tax provisions of the CARES Act, the Company has reviewed its eligibility requirements, including if and how they apply and how they will affect the Company, particularly provisions that (i)  eliminate the taxable income limit for certain net operating losses (‘NOLs’) and allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior tax years; (ii) generally relaxed the business interest limitation under section 163(j) from 30 percent to 50 percent; and (iii) fix the ‘retail glitch’ for qualified improvement property.

During the three months ended June 30, 2020, the Company elected to use the section 163(j) 50 percent business interest limitation for tax years 2019 and 2020.  Utilizing this temporary provision, the Company accelerated a cash tax benefit in 2020 of approximately $40 million for tax years 2019 and 2020. Moreover, the Company will recognize tax expense of approximately $25 million and $22 million for the 2019 and 2020 tax years, respectively, primarily related to an incremental Base Erosion and Anti-Abuse Tax (‘BEAT’).   During the quarter, the Company recorded tax expense of $35 million relating to the 2019 and 2020 tax years, and expects to recognize the remaining $12 million BEAT expense during the remainder of 2020.

Additionally, the CARES Act offers an employee retention credit to encourage employers to maintain headcounts even if employees cannot report to work because of issues related to COVID-19 as well as a temporary provision allowing companies to defer remitting the employer share of some payroll taxes to the government. The payroll tax provisions of the CARES Act were not material for the six months ended June 30, 2020 and are currently not expected to be material for calendar year 2020.

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

In March 2020, the SEC issued a final rule that amends the disclosure requirements related to certain registered securities under SEC Regulation S-X, Rules 3-10 and 3-16 which currently require separate financial statements for subsidiary issuers and guarantors of registered debt securities unless certain exceptions are met, and affiliates that collateralize registered securities offerings if the affiliates’ securities are a substantial portion of the collateral. The final rule is generally effective for filings on or after January 4, 2021, however early application is permitted. The most pertinent portions of the final rule that are currently applicable to the Company include: (i) replacing the previous requirement under Rule 3-10 to provide condensed consolidating financial information in the registrant’s financial statements with a requirement to provide alternative financial disclosures (which include summarized financial information of the parent and any issuers and guarantors, as well as other qualitative disclosures) in either the registrant’s Management’s Discussion & Analysis section or its financial statements; and, (ii) reducing the periods for which summarized financial information is required to the most recent annual period and year-to-date interim period. The Company elected to early-adopt the provisions of the final rule during the three months ended March 31, 2020.  Further, the new reduced quantitative disclosures and accompanying qualitative disclosures as required by this final rule are in Item II, Management’s Discussion and Analysis of Financial Condition and Results of Operations on this Form 10-Q.

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

Note 3 — Acquisitions and Divestitures

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

During the six months ended June 30, 2020, purchase price allocation adjustments were made primarily to adjust the deferred tax liabilities related to the deductibility of goodwill. The purchase price allocation as of the acquisition date related to deferred tax assets and deferred tax liabilities was not yet complete as of June 30, 2020.

Revenue related to TRANZACT was $87 million and $182 million during the three and six months ended June 30, 2020, respectively.

Other Acquisitions

Other acquisitions were completed during the six months ended June 30, 2020 for combined cash payments of $72 million and contingent consideration with an estimated fair value of $2 million.

Max Matthiessen Divestiture

In May 2020, the Company entered into an agreement to sell its Swedish majority-owned subsidiary MM Holding AB (‘Max Matthiessen’) for total consideration of SEK 2.3 billion ($248 million) plus certain other adjustments. Of the total consideration, the Company will be financing a SEK 600 million ($64 million) note repayable by the purchaser. The note has no fixed term but will be repayable subject to certain terms and conditions and will bear an interest rate that could range from 5% to 10%, increasing the longer the note remains outstanding. The divestiture is expected to close during the third quarter of 2020, and the Company has entered into certain foreign currency transactions to hedge the consideration to be received against fluctuations in foreign exchange rates (see Note 8 — Derivative Financial Instruments).

Note 4 — Revenue

Disaggregation of Revenue

The Company reports revenue by segment in Note 5 — Segment Information. The following tables present revenue by service offering and segment, as well as reconciliations to total revenue for the three and six months ended June 30, 2020 and 2019. Along with reimbursable expenses and other, total revenue by service offering represents our revenue from customer contracts.

	Three Months Ended June 30,
	HCB		CRB		IRR		BDA		Corporate (i)		Total
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Broking	$71	$64	$637	$633	$258	$249	$90	$9	$—	$—	$1,056	$955
Consulting	531	571	40	36	95	100	—	—	2	3	668	710
Outsourced administration	122	101	16	13	3	3	119	117	—	—	260	234
Other	41	56	1	1	55	52	—	—	1	1	98	110
Total revenue by service offering	765	792	694	683	411	404	209	126	3	4	2,082	2,009
Reimbursable expenses and other (i)	11	15	1	—	1	2	2	2	4	2	19	21
Total revenue from customer contracts	$776	$807	$695	$683	$412	$406	$211	$128	$7	$6	$2,101	$2,030
Interest and other income (ii)	2	5	7	7	2	5	—	—	1	1	12	18
Total revenue	$778	$812	$702	$690	$414	$411	$211	$128	$8	$7	$2,113	$2,048

	Six Months Ended June 30,
	HCB		CRB		IRR		BDA		Corporate (i)		Total
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Broking	$154	$137	$1,285	$1,293	$691	$654	$188	$12	$—	$—	$2,318	$2,096
Consulting	1,113	1,151	87	67	188	214	—	—	4	6	1,392	1,438
Outsourced administration	250	224	41	40	6	5	252	249	—	—	549	518
Other	88	103	2	2	138	110	—	—	2	2	230	217
Total revenue by service offering	1,605	1,615	1,415	1,402	1,023	983	440	261	6	8	4,489	4,269
Reimbursable expenses and other (i)	26	29	1	—	4	4	5	5	10	9	46	47
Total revenue from customer contracts	$1,631	$1,644	$1,416	$1,402	$1,027	$987	$445	$266	$16	$17	$4,535	$4,316
Interest and other income (ii)	12	11	25	16	5	15	—	—	2	2	44	44
Total revenue	$1,643	$1,655	$1,441	$1,418	$1,032	$1,002	$445	$266	$18	$19	$4,579	$4,360

______________

(i)	Reimbursable expenses and other, as well as Corporate revenue, are excluded from segment revenue, but included in total revenue on the condensed consolidated statements of comprehensive income.
(ii)

Interest and other income is included in segment revenue and total revenue, however it has been presented separately in the above tables because it does not arise directly from contracts with customers.

Individual revenue streams aggregating to approximately 5% of total revenue from customer contracts for the three and six months ended June 30, 2020 and 2019 have been included within the Other line in the tables above.

The following tables present revenue by the geography where our work is performed for the three and six months ended June 30, 2020 and 2019. Reconciliations to total revenue on our condensed consolidated statements of comprehensive income and to segment revenue are shown in the tables above.

	Three Months Ended June 30,
	HCB		CRB		IRR		BDA		Corporate		Total
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
North America	$462	$478	$296	$274	$117	$117	$207	$126	$2	$4	$1,084	$999
Great Britain	117	120	160	172	207	196	—	—	—	—	484	488
Western Europe	119	124	127	128	49	51	—	—	1	—	296	303
International	67	70	111	109	38	40	2	—	—	—	218	219
Total revenue by geography	$765	$792	$694	$683	$411	$404	$209	$126	$3	$4	$2,082	$2,009

	Six Months Ended June 30,
	HCB		CRB		IRR		BDA		Corporate		Total
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
North America	$938	$949	$529	$494	$287	$281	$436	$261	$4	$8	$2,194	$1,993
Great Britain	243	238	297	314	528	496	—	—	—	—	1,068	1,048
Western Europe	275	279	371	367	125	120	—	—	2	—	773	766
International	149	149	218	227	83	86	4	—	—	—	454	462
Total revenue by geography	$1,605	$1,615	$1,415	$1,402	$1,023	$983	$440	$261	$6	$8	$4,489	$4,269

Contract Balances

The Company reports accounts receivable, net on the condensed consolidated balance sheet, which includes billed and unbilled receivables and current contract assets. In addition to accounts receivable, net, the Company had the following non-current contract assets and deferred revenue balances at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Billed receivables, net of allowance for doubtful accounts of $57 million and $37 million	$1,744	$1,831
Unbilled receivables	452	434
Current contract assets	234	356
Accounts receivable, net	$2,430	$2,621
Non-current accounts receivable, net	$33	$30
Non-current contract assets	$172	$105
Deferred revenue	$558	$538

During the three and six months ended June 30, 2020, revenue of $130 million and $402 million, respectively, was recognized that was reflected as deferred revenue at December 31, 2019. During the three months ended June 30, 2020, revenue of $254 million was recognized that was reflected as deferred revenue at March 31, 2020.

During the three and six months ended June 30, 2020, the Company recognized revenue of $5 million and $14 million, respectively, related to performance obligations satisfied prior to 2020.

Performance Obligations

The Company has contracts for which performance obligations have not been satisfied as of June 30, 2020 or have been partially satisfied as of this date. The following table shows the expected timing for the satisfaction of the remaining performance obligations. This table does not include contract renewals or variable consideration, which was excluded from the transaction prices in accordance with the guidance on constraining estimates of variable consideration.

In addition, in accordance with ASC 606, Revenue From Contracts With Customers (‘ASC 606’), the Company has elected not to disclose the remaining performance obligations when one or both of the following circumstances apply:

•	Performance obligations which are part of a contract that has an original expected duration of less than one year, and
•	Performance obligations satisfied in accordance with ASC 606-10-55-18 (‘right to invoice’).

	Remainder of 2020	2021	2022 onward	Total
Revenue expected to be recognized on contracts as of June 30, 2020	$283	$441	$611	$1,335

Since most of the Company’s contracts are cancellable with less than one year’s notice, and have no substantive penalty for cancellation, the majority of the Company’s remaining performance obligations as of June 30, 2020 have been excluded from the table above.

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

The following table presents segment revenue and segment operating income for our reportable segments for the three months ended June 30, 2020 and 2019.

	Three Months Ended June 30,
	HCB		CRB		IRR		BDA		Total
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Segment revenue	$767	$797	$701	$690	$413	$409	$209	$126	$2,090	$2,022

Segment operating income/(loss)	$160	$169	$135	$104	$119	$109	$(9)	$(25)	$405	$357

The following table presents segment revenue and segment operating income for our reportable segments for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,
	HCB		CRB		IRR		BDA		Total
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Segment revenue	$1,617	$1,626	$1,440	$1,418	$1,028	$998	$440	$261	$4,525	$4,303

Segment operating income/(loss)	$373	$373	$262	$231	$396	$361	$(20)	$(46)	$1,011	$919

The following table presents reconciliations of the information reported by segment to the Company’s condensed consolidated statements of comprehensive income amounts reported for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Total segment revenue	$2,090	$2,022	$4,525	$4,303
Reimbursable expenses and other	23	26	54	57
Revenue	$2,113	$2,048	$4,579	$4,360

Total segment operating income	$405	$357	$1,011	$919
Amortization	(119)	(123)	(240)	(250)
Transaction and integration expenses (i)	(14)	—	(23)	(6)
Unallocated, net (ii)	(109)	(58)	(225)	(128)
Income from operations	163	176	523	535
Interest expense	(62)	(56)	(123)	(110)
Other income, net	76	67	168	122
Income from operations before income taxes	$177	$187	$568	$547

(i)	Includes transaction costs related to the proposed Aon combination and TRANZACT acquisition in 2019.
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

Note 6 — Income Taxes

Provision for income taxes for the three and six months ended June 30, 2020 was $75 million and $153 million, respectively, compared to $38 million and $105 million for the three and six months ended June 30, 2019, respectively. The effective tax rates were 42.2% and 26.9% for the three and six months ended June 30, 2020, respectively, and 19.7% and 19.1% for the three and six months ended June 30, 2019, respectively. These effective tax rates are calculated using extended values from our condensed consolidated statements of comprehensive income and are therefore more precise tax rates than can be calculated from rounded values. The current year effective tax rate is higher due primarily to a discrete tax expense of $35 million recognized during the three months ended June 30, 2020 in connection with the temporary income tax provisions of the CARES Act. During the three months ended June 30, 2020, the Company elected to utilize the higher section 163(j) 50 percent business interest limitation for tax years 2019 and 2020, which allows the Company to utilize additional interest expense. The utilization of additional interest expense reduces our regular tax liability, reduces our ability to utilize foreign tax credits and creates a base erosion minimum tax expense for these tax years.

On April 7, 2020 the U.S. Department of Treasury finalized regulations on specific aspects of U.S. Tax Reform.  During the first quarter ended March 31, 2020, the Company estimated the potential impact of the final regulations and its retroactive application to be between $50 million and $82 million. Subsequently the Company has concluded that the final regulations are not applicable. As a result, our remeasurement of the estimated impact results in no tax expense to be recognized pursuant to this aspect of U.S. Tax Reform during the three months ended June 30, 2020.

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

The Company records valuation allowances against net deferred tax assets based on whether it is more likely than not that the deferred tax assets will be realized. We have liabilities for uncertain tax positions under ASC 740 of $51 million, excluding interest and penalties. The Company believes the outcomes that are reasonably possible within the next 12 months may result in a reduction in the liability for uncertain tax positions of approximately $3 million to $8 million, excluding interest and penalties.

Note 7 — Goodwill and Other Intangible Assets

The components of goodwill are outlined below for the six months ended June 30, 2020:

	HCB	CRB	IRR	BDA	Total
Balance at December 31, 2019:
Goodwill, gross	$4,298	$2,309	$1,795	$3,284	$11,686
Accumulated impairment losses	(130)	(362)	—	—	(492)
Goodwill, net - December 31, 2019	4,168	1,947	1,795	3,284	11,194
Goodwill acquired	15	28	—	—	43
Goodwill disposals	—	(1)	—	—	(1)
Acquisition accounting adjustment	—	—	—	(5)	(5)
Foreign exchange	(13)	(9)	(13)	—	(35)
Balance at June 30, 2020:
Goodwill, gross	4,300	2,327	1,782	3,279	11,688
Accumulated impairment losses	(130)	(362)	—	—	(492)
Goodwill, net - June 30, 2020	$4,170	$1,965	$1,782	$3,279	$11,196

Other Intangible Assets

The following table reflects changes in the net carrying amounts of the components of finite-lived intangible assets for the six months ended June 30, 2020:

	Client relationships	Software	Trademark and trade name	Other	Total
Balance at December 31, 2019:
Intangible assets, gross	$4,029	$753	$1,051	$134	$5,967
Accumulated amortization	(1,731)	(551)	(176)	(31)	(2,489)
Intangible assets, net - December 31, 2019	2,298	202	875	103	3,478
Intangible assets acquired	18	—	—	32	50
Intangible asset disposals	(2)	—	—	—	(2)
Amortization	(152)	(55)	(22)	(11)	(240)
Foreign exchange	(26)	(3)	—	—	(29)
Balance at June 30, 2020:
Intangible assets, gross	3,992	741	1,051	165	5,949
Accumulated amortization	(1,856)	(597)	(198)	(41)	(2,692)
Intangible assets, net - June 30, 2020	$2,136	$144	$853	$124	$3,257

The weighted-average remaining life of amortizable intangible assets at June 30, 2020 was 13.5 years.

The table below reflects the future estimated amortization expense for amortizable intangible assets for the remainder of 2020 and for subsequent years:

Amortization
Remainder of 2020	$209
2021	376
2022	318
2023	268
2024	237
Thereafter	1,849
Total	$3,257

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

These derivatives were designated as hedging instruments and at June 30, 2020 and December 31, 2019 had total notional amounts of $474 million and $499 million, respectively, and had a net fair value liability of $13 million and a net fair value asset of $8 million, respectively.

At June 30, 2020, the Company estimates, based on current exchange rates, there will be $12 million of net derivative losses on forward exchange rates reclassified from accumulated other comprehensive loss into earnings within the next twelve months as the forecast transactions affect earnings. At June 30, 2020, our longest outstanding maturity was 1.7 years.

The effects of the material derivative instruments that are designated as hedging instruments on the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2020 and 2019 are below. Amounts pertaining to the ineffective portion of hedging instruments and those excluded from effectiveness testing were immaterial for the three and six months ended June 30, 2020 and 2019.

	Loss recognized in OCI (effective element)
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Forward exchange contracts	$(3)	$(10)	$(27)	$(2)

Location of loss reclassified from Accumulated OCL into income (effective element)	Loss reclassified from Accumulated OCL into income (effective element)
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenue	$(1)	$(3)	$(1)	$(2)
Salaries and benefits	(1)	1	(3)	(4)
	$(2)	$(2)	$(4)	$(6)

We also enter into foreign currency transactions, primarily to hedge certain intercompany loans and other balance sheet exposures in currencies other than the functional currency of a given entity. These derivatives are not generally designated as hedging instruments and at June 30, 2020 and December 31, 2019, we had notional amounts of $1.1 billion and $931 million, respectively, and had net a fair value liability of $2 million and a net fair value asset of $21 million, respectively.

The effects of derivatives that have not been designated as hedging instruments on the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2020 and 2019 are as follows:

		Loss/(gain) recognized in income
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments:	Location of (loss)/gain recognized in income	2020	2019	2020	2019
Forward exchange contracts	Other income, net	$(8)	$6	$(20)	$(4)

On June 10, 2020, we entered into certain foreign currency transactions to hedge the consideration to be received from the forthcoming divestiture of our Max Matthiessen business (see Note 3 — Acquisitions and Divestitures) against fluctuations in foreign exchange rates. The notional value of these contracts is approximately $273 million, of which approximately $181 million has been designated as a hedge of net investment, on an after-tax basis, against the carrying value of the net assets of Max Matthiessen. The fair values of both the designated and undesignated hedging instruments at June 30, 2020 were immaterial.

Note 9 — Debt

Current debt consists of the following:

	June 30, 2020	December 31, 2019
5.750% senior notes due 2021	$500	$—
Current portion of collateralized facility	25	24
Term loan due 2020	—	292
	$525	$316

Long-term debt consists of the following:

	June 30, 2020	December 31, 2019
Revolving $1.25 billion credit facility	$—	$—
Collateralized facility (i)	44	60
5.750% senior notes due 2021	—	499
3.500% senior notes due 2021	448	448
2.125% senior notes due 2022 (ii)	605	604
4.625% senior notes due 2023	249	249
3.600% senior notes due 2024	647	646
4.400% senior notes due 2026	546	546
4.500% senior notes due 2028	595	595
2.950% senior notes due 2029	726	446
6.125% senior notes due 2043	271	271
5.050% senior notes due 2048	395	395
3.875% senior notes due 2049	542	542
	$5,068	$5,301

(i)	At June 30, 2020 and December 31, 2019, the Company had $112 million and $127 million, respectively, of renewal commissions receivables pledged as collateral for this facility.
(ii)	Notes issued in Euro (€540 million)

Senior Notes

On May 29, 2020, the Company, together with its wholly-owned subsidiary, Willis North America Inc. as issuer, completed an offering of an additional $275 million aggregate principal amount of 2.950% senior notes due 2029 (‘2029 senior notes’), of which Willis North America Inc. previously issued $450 million aggregate principal amount on September 10, 2019 (the ‘Initial Notes’), all of which Initial Notes remain outstanding. The 2029 senior notes will be treated as a single class with, and otherwise identical to, the Initial Notes other than with respect to the date of issuance, the issue price and the amounts paid to holders for each on the first interest payment date. The effective interest rate of the 2029 senior notes is 2.697%, which includes the impact of the premium upon issuance. The 2029 senior notes will mature on September 15, 2029. Interest accrues on the 2029 senior notes from March 15, 2020 and will be paid in cash on March 15 and September 15 of each year, commencing on September 15, 2020. The net proceeds from this offering, after deducting underwriter discounts and commissions and estimated offering expenses, were $280 million (excluding accrued interest on the 2029 senior notes from March 15, 2020 to, but not including, May 29, 2020, of $2 million payable to us on such date), and were used to repay $175 million of the full principal amount and related accrued interest under the term loan facility, which was set to expire in July 2020, as well as repay $105 million of borrowings outstanding under the Company’s $1.25 billion revolving credit facility and related accrued interest.

At June 30, 2020 and December 31, 2019, we were in compliance with all financial covenants.

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

The following tables present our assets and liabilities measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019:

		Fair Value Measurements on a Recurring Basis at June 30, 2020
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds / exchange traded funds	Prepaid and other current assets and other non-current assets	$7	$—	$—	$7
Derivatives:
Derivative financial instruments (i)	Prepaid and other current assets and other non-current assets	$—	$3	$—	$3
Liabilities:
Contingent consideration:
Contingent consideration (ii)	Other current liabilities and other non-current liabilities	$—	$—	$22	$22
Derivatives:
Derivative financial instruments (i)	Other current liabilities and other non-current liabilities	$—	$18	$—	$18

		Fair Value Measurements on a Recurring Basis at December 31, 2019
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds / exchange traded funds	Prepaid and other current assets and other non-current assets	$20	$—	$—	$20
Derivatives:
Derivative financial instruments (i)	Prepaid and other current assets and other non-current assets	$—	$32	$—	$32
Liabilities:
Contingent consideration:
Contingent consideration (ii)	Other current liabilities and other non-current liabilities	$—	$—	$17	$17
Derivatives:
Derivative financial instruments (i)	Other current liabilities and other non-current liabilities	$—	$3	$—	$3

(i)	See Note 8 — Derivative Financial Instruments for further information on our derivative investments.
(ii)

Probability weightings are based on our knowledge of the past and planned performance of the acquired entity to which the contingent consideration applies. The fair value weighted-average discount rates used on our material contingent consideration calculations were 9.03% and 10.16% at June 30, 2020 and December 31, 2019, respectively. The range of these discount rates was 3.53% - 13.00% at June 30, 2020. Using different probability weightings and discount rates could result in an increase or decrease of the contingent consideration payable.

The following table summarizes the change in fair value of the Level 3 liabilities:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	June 30, 2020
Balance at December 31, 2019	$17
Obligations assumed	2
Payments	—
Realized and unrealized losses	3
Foreign exchange	—
Balance at June 30, 2020	$22

There were no significant transfers to or from Level 3 in the six months ended June 30, 2020.

The following tables present our liabilities not measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Current debt	$525	$540	$316	$319
Long-term debt	$5,068	$5,732	$5,301	$5,694

The carrying values of our revolving credit facility and collateralized facility approximate their fair values. The fair values above are not necessarily indicative of the amounts that the Company would realize upon disposition nor do they indicate the Company’s intent or ability to dispose of the financial instruments. The fair values of our respective senior notes are considered Level 2 financial instruments as they are corroborated by observable market data.

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

Components of Net Periodic Benefit (Income)/Cost for Defined Benefit Pension and Post-retirement Welfare Plans

The following table sets forth the components of net periodic benefit (income)/cost for the Company’s defined benefit pension and PRW plans for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020				2019
	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW
Service cost	$18	$3	$5	$—	$16	$3	$5	$—
Interest cost	33	18	3	—	39	23	5	1
Expected return on plan assets	(72)	(59)	(9)	—	(63)	(62)	(8)	—
Settlement	2	1	—	—	—	—	—	—
Amortization of net loss	8	5	2	1	5	5	—	—
Amortization of prior service credit	—	(4)	—	(1)	—	(4)	—	(1)
Net periodic benefit (income)/cost	$(11)	$(36)	$1	$—	$(3)	$(35)	$2	$—

	Six Months Ended June 30,
	2020				2019
	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW
Service cost	$36	$7	$10	$—	$32	$7	$10	$—
Interest cost	66	36	7	1	79	47	9	2
Expected return on plan assets	(145)	(121)	(17)	—	(127)	(125)	(15)	—
Settlement	2	1	—	—	—	—	—	—
Amortization of net loss	17	11	2	1	10	10	1	—
Amortization of prior service credit	—	(8)	—	(2)	—	(8)	—	(2)
Net periodic benefit (income)/cost	$(24)	$(74)	$2	$—	$(6)	$(69)	$5	$—

Employer Contributions to Defined Benefit Pension Plans

The Company made no contributions to its U.S. plans for the six months ended June 30, 2020 and anticipates making $18 million in contributions over the remainder of the fiscal year. The Company made contributions of $35 million to its U.K. plans for the six months ended June 30, 2020 and anticipates making additional contributions of $30 million for the remainder of the fiscal year. The Company made contributions of $17 million to its other plans for the six months ended June 30, 2020 and anticipates making additional contributions of $5 million for the remainder of the fiscal year.

Defined Contribution Plans

The Company made contributions to its defined contribution plans of $40 million and $83 million during the three and six months ended June 30, 2020, respectively, and $37 million and $78 million during the three and six months ended June 30, 2019, respectively.

Note 12 — Leases

The following tables present lease costs recorded on our condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Finance lease cost:
Amortization of right-of-use assets	$—	$—	$1	$1
Interest on lease liabilities	1	1	2	2
Operating lease cost	46	46	93	94
Short-term lease cost	—	—	—	—
Variable lease cost	13	17	23	30
Sublease income	(5)	(4)	(10)	(8)
Total lease cost, net	$55	$60	$109	$119

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

Errors and omissions claims, lawsuits, and other proceedings arising in the ordinary course of business are covered in part by professional indemnity or other appropriate insurance. The terms of this insurance vary by policy year. Regarding self-insured risks, the Company has established provisions which are believed to be adequate in light of current information and legal advice, or, in certain cases, where a range of loss exists, the Company accrues the minimum amount in the range if no amount within the range is a better estimate than any other amount. The Company adjusts such provisions from time to time according to developments. See Note 14 — Supplementary Information for Certain Balance Sheet Accounts for the amounts accrued at June 30, 2020 and December 31, 2019 in the condensed consolidated balance sheets.

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

Litigation Relating to the Proposed Combination with Aon plc

On May 11, 2020, a purported stockholder of the Company filed a complaint in the United States District Court for the Southern District of New York against the Company and the members of the Company’s board of directors, captioned Stein v. Willis Towers Watson Public Limited Company, et al., Case No. 1:20-cv-03656 (S.D.N.Y.), referred to as the ‘Stein Complaint.’ On May 14, 2020, a purported stockholder of the Company filed a putative class action in the United States District Court for the District of Delaware against the Company, the members of the Company’s board of directors, and Aon plc (‘Aon’), captioned Kent v. Willis Towers Watson Public Limited Company, et al., Case No. 1:20-cv-00641 (D. Del.), referred to as the ‘Kent Complaint.’ On May 19, 2020, a purported stockholder of the Company filed a putative class action in the United States District Court for the Southern District of New York against the Company and the members of the Company’s board of directors, captioned Carter v. Willis Towers Watson Public Limited Company, et al., Case No. 1:20-cv-03865 (S.D.N.Y.), referred to as the ‘Carter Complaint.’ On May 28, 2020, a purported stockholder of the Company filed a complaint in the United States District Court for the Southern District of California against the Company and the members of the Company’s board of directors, captioned Tang v. Willis Towers Watson Public Limited Company, et al., Case No. 3:20-cv-00986 (S.D. Cal.), referred to as the ‘Tang Complaint.’ On June 17, 2020, a purported stockholder of the Company filed a complaint in the United States District Court for the Southern District of California against the Company and the members of the Company’s board of directors, captioned Kuznik v. Willis Towers Watson Public Limited Company, et al., Case No. 3:20-cv-01097 (S.D. Cal.), referred to as the ‘Kuznik Complaint,’ and together with the Stein Complaint, the Kent Complaint, the Carter Complaint, and the Tang Complaint, referred to as the ‘Complaints.’

The Complaints assert claims against certain defendants under Section 14(a) of the Securities Exchange Act of 1934 (the ‘Exchange Act’) for allegedly false and misleading statements in the proxy statement; and against certain defendants under Section 20(a) of the Exchange Act for alleged “control person” liability with respect to such allegedly false and misleading statements. The Stein Complaint, the Carter Complaint, and the Tang Complaint each seek, among other relief, an order enjoining the proposed combination with Aon unless and until corrective disclosures are made. The Kuznik Complaint and the Kent Complaint each seek, among other relief, an order enjoining the proposed combination with Aon and an order directing certain defendants to issue corrective disclosures.  The Stein Complaint and the Carter Complaint also seek damages in an unspecified amount. The Company believes the allegations in the Complaints are without merit.

Willis Towers Watson Merger-Related Securities Litigation

On November 21, 2017, a purported former stockholder of Legacy Towers Watson filed a putative class action complaint on behalf of a putative class consisting of all Legacy Towers Watson stockholders as of October 2, 2015 against the Company, Legacy Towers Watson, Legacy Willis, ValueAct Capital Management (‘ValueAct’), and certain current and former directors and officers of Legacy Towers Watson and Legacy Willis (John Haley, Dominic Casserley, and Jeffrey Ubben), in the United States District Court for the Eastern District of Virginia. The complaint asserted claims against certain defendants under Section 14(a) of the Securities Exchange Act of 1934 (the ‘Exchange Act’) for allegedly false and misleading statements in the proxy statement for the Merger; and against other defendants under Section 20(a) of the Exchange Act for alleged ‘control person’ liability with respect to such allegedly false and misleading statements. The complaint further contended that the allegedly false and misleading statements caused stockholders of Legacy Towers Watson to accept inadequate Merger consideration. The complaint sought damages in an unspecified amount. On February 20, 2018, the court appointed the Regents of the University of California (‘Regents’) as Lead Plaintiff and Bernstein Litowitz Berger & Grossman LLP (‘Bernstein’) as Lead Counsel for the putative class, consolidated all subsequently filed, removed, or transferred actions, and captioned the consolidated action ‘In re Willis Towers Watson plc Proxy Litigation,’ Master File No. 1:17-cv-1338-AJT-JFA. On March 9, 2018, Lead Plaintiff filed an Amended Complaint. On April 13, 2018, the defendants filed motions to dismiss the Amended Complaint, and, on July 11, 2018, following briefing and argument, the court granted the motions and dismissed the Amended Complaint in its entirety. On July 30, 2018, Lead Plaintiff filed a notice of appeal from the court’s July 11, 2018 dismissal order to the United States Court of Appeals for the Fourth Circuit, and, on December 6, 2018, the parties completed briefing on the appeal. On May 8, 2019, the parties argued the appeal, and on August 30, 2019, the Fourth Circuit vacated the dismissal order and remanded the case to the Eastern District of Virginia for further proceedings consistent with its decision. On September 13, 2019, the defendants filed a petition for rehearing by the Fourth Circuit en banc, which the Fourth Circuit denied on September 27, 2019. On November 8, 2019, the defendants filed renewed motions to dismiss in the Eastern District of Virginia based upon certain arguments that were advanced in their original motions to dismiss, but undecided by both the district court and the Fourth Circuit. On December

18, 2019, the parties completed briefing on the defendants’ renewed motions, and, on December 20, 2019, the court heard argument on the motions. On January 31, 2020, the court denied the motions. On June 12, 2020, Lead Plaintiff filed a motion for class certification, in connection with which it indicated that it is seeking class-wide damages of approximately $456 million.

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

On March 9, 2018, Regents filed a putative class action complaint on behalf of a putative class of Legacy Towers Watson stockholders against the Company, Legacy Willis, ValueAct, and Messrs. Haley, Casserley, and Ubben, in the Delaware Court of Chancery, captioned The Regents of the University of California v. John J. Haley, et al., C.A. No. 2018-0166. Based on similar allegations as the Eastern District of Virginia action described above, the complaint asserts claims against Mr. Haley for breach of fiduciary duty and against all other defendants for aiding and abetting breach of fiduciary duty. Also on March 9, 2018, Regents filed a motion for consolidation of all pending and subsequently filed Delaware Court of Chancery actions, and for appointment as Lead Plaintiff and for the appointment of Bernstein as Lead Counsel for the putative class. On March 29, 2018, Fort Myers and Alaska responded to Regents’ motion and cross-moved for appointment as Co-Lead Plaintiffs and for the appointment of their counsel, Grant & Eisenhofer P.A. and Kessler Topaz Meltzer & Check, LLP as Co-Lead Counsel. On April 2, 2018, the court consolidated the Delaware Court of Chancery actions and all related actions subsequently filed in or transferred to the Delaware Court of Chancery. On June 5, 2018, the court denied Regents’ motion for appointment of Lead Plaintiff and Lead Counsel and granted Fort Myers’ and Alaska’s cross-motion. On June 20, 2018, Fort Myers and Alaska designated the complaint previously filed by Alaska (the ‘Alaska Complaint’) as the operative complaint in the consolidated action. On September 14, 2018, the defendants filed motions to dismiss the Alaska Complaint. On October 31, 2018, Fort Myers and Alaska filed an amended complaint, which, based on similar allegations, asserts claims against the former directors of legacy Towers Watson for breach of fiduciary duty and against ValueAct and Mr. Ubben for aiding and abetting breach of fiduciary duty. On January 11, 2019, the defendants filed motions to dismiss the amended complaint, and on March 29, 2019, the parties completed briefing on the motions. The court heard argument on the motions on April 11, 2019 and, on July 25, 2019, dismissed the amended complaint in its entirety. On August 22, 2019, Fort Myers and Alaska filed a notice of appeal (only with respect to Messrs. Haley and Ubben and ValueAct) from the court’s July 25, 2019 dismissal order to the Supreme Court of the State of Delaware. On November 22, 2019, the parties completed briefing on the appeal, which was submitted on April 22, 2020 for decision in lieu of argument. On June 30, 2020, the Supreme Court of the State of Delaware reversed and remanded the case to the Court of Chancery for further proceedings consistent with its decision.

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

On September 7, 2016, Plaintiffs filed with the Court a motion to approve the settlement. On October 19, 2016, the Court preliminarily approved the settlement. Several of the plaintiffs in the other actions above objected to the settlement, and a hearing to consider final approval of the settlement was held on January 20, 2017, after which the Court reserved decision. On August 23, 2017, the Court approved the settlement, including the bar orders. Several of the objectors appealed the settlement approval and bar orders to the Fifth Circuit. Oral argument on the appeals was heard on December 3, 2018, and, on July 22, 2019, the Fifth Circuit affirmed the approval of the settlement, including the bar orders. On August 5, 2019, certain of the plaintiff-appellants filed a petition for rehearing by the Fifth Circuit en banc (the ‘Petition’). On August 19, 2019, the Fifth Circuit requested a response to the Petition. On August 29, 2019, the Receiver filed a response to the Petition. On December 19, 2019, the Fifth Circuit granted the Petition (treating it as a petition for panel rehearing), withdrew its July 22, 2019 opinion, and substituted a new opinion that also affirmed the approval of the settlement, including the bar orders. On January 2, 2020, certain of the plaintiff-appellants filed another petition for rehearing by the Fifth Circuit en banc (the ‘Second Petition’), in which the other plaintiff-appellants joined. On January 21, 2020, the Fifth Circuit denied the Second Petition. On June 19, 2020, the plaintiff-appellants filed petitions for writ of certiorari with the United States Supreme Court, which are currently pending.

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

Note 14 — Supplementary Information for Certain Balance Sheet Accounts

Additional details of specific balance sheet accounts are detailed below.

Prepaid and other current assets consist of the following:

	June 30, 2020	December 31, 2019
Prepayments and accrued income	$132	$145
Deferred contract costs	75	101
Derivatives and investments	20	49
Deferred compensation plan assets	15	18
Retention incentives	6	11
Corporate income and other taxes	46	56
Restricted cash	7	8
Acquired renewal commissions receivable	15	25
Other current assets	47	112
Total prepaid and other current assets	$363	$525

Deferred revenue and accrued expenses consist of the following:

	June 30, 2020	December 31, 2019
Accounts payable, accrued liabilities and deferred income	$832	$856
Accrued discretionary and incentive compensation	419	727
Accrued vacation	196	137
Other employee-related liabilities	57	64
Total deferred revenue and accrued expenses	$1,504	$1,784

Provision for liabilities consists of the following:

	June 30, 2020	December 31, 2019
Claims, lawsuits and other proceedings	$452	$456
Other provisions	82	81
Total provision for liabilities	$534	$537

Note 15 — Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of non-controlling interests, and net of tax are provided in the following tables for the three and six months ended June 30, 2020 and 2019. These tables exclude amounts attributable to non-controlling interests, which are not material for further disclosure.

	Foreign currency translation (i)		Derivative instruments (i)		Defined pension and post-retirement benefit costs (ii)		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Quarter-to-date activity:
Balance at March 31, 2020 and 2019, respectively	$(746)	$(607)	$(5)	$3	$(1,695)	$(1,370)	$(2,446)	$(1,974)
Other comprehensive income/(loss) before reclassifications	48	(19)	(3)	(7)	6	3	51	(23)
Loss reclassified from accumulated other comprehensive loss (net of income tax benefit of $7 and $3, respectively)	—	—	2	—	3	4	5	4
Net current-period other comprehensive income/(loss)	48	(19)	(1)	(7)	9	7	56	(19)
Balance at June 30, 2020 and 2019, respectively	$(698)	$(626)	$(6)	$(4)	$(1,686)	$(1,363)	$(2,390)	$(1,993)

Year-to-date activity:
Balance at December 31, 2019 and 2018, respectively	$(538)	$(616)	$13	$(8)	$(1,702)	$(1,337)	$(2,227)	$(1,961)
Other comprehensive (loss)/income before reclassifications	(160)	(10)	(22)	(1)	2	4	(180)	(7)
Loss reclassified from accumulated other comprehensive loss (net of income tax benefit of $7 in both 2020 and 2019)	—	—	3	5	14	6	17	11
Net current-period other comprehensive (loss)/income	(160)	(10)	(19)	4	16	10	(163)	4
Reclassification of tax effects per ASU 2018-02 (iii)	—	—	—	—	—	(36)	—	(36)
Balance at June 30, 2020 and 2019, respectively	$(698)	$(626)	$(6)	$(4)	$(1,686)	$(1,363)	$(2,390)	$(1,993)

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

At June 30, 2020 and 2019, there were 0.2 million and 0.4 million time-based share options outstanding, respectively. There were 0.3 million performance-based options outstanding at both June 30, 2020 and 2019, and 0.5 million restricted performance-based stock units outstanding at both June 30, 2020 and 2019. The Company’s restricted time-based stock units were immaterial at June 30, 2020 and 2019.

Basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income attributable to Willis Towers Watson	$94	$138	$399	$425

Basic average number of shares outstanding	129	130	130	130
Dilutive effect of potentially issuable shares	1	—	—	—
Diluted average number of shares outstanding	130	130	130	130

Basic earnings per share	$0.73	$1.06	$3.08	$3.27
Dilutive effect of potentially issuable shares	(0.01)	—	(0.01)	(0.01)
Diluted earnings per share	$0.72	$1.06	$3.07	$3.26

There were no anti-dilutive options or restricted stock units for the three and six months ended June 30, 2020 and 2019.

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

The transaction is subject to the approval of the shareholders of both WTW and Aon, as well as other customary closing conditions, including required regulatory approvals. Meetings of the respective shareholders will be held on August 26, 2020. We are required to be in substantial compliance with the Request for Additional Information and Documentary Materials, referred to as a Second Request, issued by the Antitrust Division of the U.S. Department of Justice on June 29, 2020. The parties expect the transaction to close in the first half of 2021, subject to satisfaction of these conditions.

Risks and Uncertainties of the COVID-19 Pandemic

The COVID-19 pandemic has had an adverse impact on global commercial activity, including the global supply chain, and has contributed to significant volatility in the financial markets including, among other effects, occasional declines in the equity markets, changes in interest rates and reduced liquidity on a global basis. In light of the effects on our own business operations and those of our clients, suppliers and other third parties with whom we interact, the Company has considered the impact of COVID-19 on our business. This analysis takes into account our business resilience and continuity plans, financial modeling and stress testing of liquidity and financial resources.

The analysis concluded that the COVID-19 pandemic did not have a material adverse impact to our financial results for the first quarter of 2020; however, we expected that the impact of COVID-19 on general economic activity could negatively impact our revenue and operating results for the remainder of 2020. During the second quarter of 2020, the COVID-19 pandemic had a negative impact on revenue growth, particularly in our businesses that are discretionary in nature, but otherwise it generally had no material impact on our overall results. Some of our discretionary, project-based businesses saw a reduction in demand, and potential negative impacts on our revenue and operating results may lag behind the developments thus far related to the COVID-19 pandemic. Also, the increased frequency and severity of coverage disputes between our clients and (re)insurers arising out of the pandemic could increase our professional liability risk. We will continue to monitor the situation and assess possible implications to our business and our stakeholders. The extent to which COVID-19 impacts our business and financial position will depend on future developments, which are difficult to predict. These future developments may include the severity and scope of the COVID-19 outbreak, which may unexpectedly change or worsen, and the types and duration of measures imposed by governmental authorities to contain the virus or address its impact. We continue to expect that the COVID-19 pandemic will negatively impact our revenue and operating results for the remainder of 2020 and potentially beyond.

The Company has considered multiple scenarios, with both positive and negative inputs, as part of the significant estimates and assumptions that are inherent in our financial statements. These inputs are based on trends in client behavior and the economic environment throughout the first half of 2020 as COVID-19 has moved throughout the geographies in which we operate. These estimates and assumptions include the collectability of billed and unbilled receivables, the estimation of revenue, and the fair value of our reporting units, tangible and intangible assets and contingent consideration. With regard to collectability, the Company believes it may face atypical delays in client payments going forward. In addition, we believe that the demand for certain discretionary lines of business has decreased, and that such decrease will impact our financial results in succeeding periods. Non-discretionary lines of business may also be adversely affected, for example because reduced economic activity or disruption in insurance markets reduces demand for or the extent of insurance coverage. We believe that these trends and uncertainties are comparable to those faced by other registrants as a result of the pandemic. See also Part II, Item 1A., ‘Risk Factors’ for a discussion of actual and potential impacts of COVID-19 on our business, clients and operations.

We continue to closely monitor the spread and impact of COVID-19 while adhering to government health directives. The Company has implemented restrictions on business travel, office access, meetings and events. We have thorough business continuity and incident management processes in place that have been activated, including split team operations and work-from-home protocols for essential workers which continue to be globally effective. We are communicating frequently with clients and critical vendors, while meeting our objectives via remote working capabilities, overseen and coordinated by our incident management response team. While no contingency plan can eliminate all risk of temporary service interruption, we continually assess and update our plans to help mitigate all reasonable risk. As of the date of this filing, we have evaluated and concluded that our work-from-home protocol has not had a significant effect on our internal controls, financial reporting systems or operations.

Market Conditions

Due to the cyclical nature of the insurance market and the impact of other market conditions on insurance premiums, commission revenue may vary widely between accounting periods. A period of low or declining premium rates, generally known as a ‘soft’ or ‘softening’ market, generally leads to downward pressure on commission revenue and can have a material adverse impact on our revenue and operating margin. A ‘hard’ or ‘firming’ market, during which premium rates rise, generally has a favorable impact on our revenue and operating margin. Rates, however, vary by geography, industry and client segment. As a result, and due to the global and diverse nature of our business, we view rates in the aggregate. Overall, we are currently seeing a modest but definite improvement of pricing in the market.

Market conditions in the broking industry in which we operate are generally defined by factors such as the strength of the economies in the various geographic regions in which we serve around the world, insurance rate movements, and insurance and reinsurance buying patterns of our clients.

The terms of Brexit and its impact remain uncertain, and the Company is currently in the process of establishing appropriate arrangements for the continued servicing of client business in the countries expected to be most affected. For a further discussion of the risks of Brexit to the Company, see Part I, Item 1A. ‘Risk Factors’ in our Annual Report on Form 10-K, filed with the SEC on February 26, 2020.

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

With regard to the market for exchanges, we believe that clients base their decisions on a variety of factors that include the ability of the provider to deliver measurable cost savings for clients, a strong reputation for efficient execution and an innovative service delivery model and platform. Part of the employer-sponsored insurance market has matured and become more fragmented while other segments remain in the entry phase. As these market segments continue to evolve, we may experience growth in intervals, with periods of accelerated expansion balanced by periods of modest growth. In recent years, growth in the market for exchanges has slowed, and we expect this trend may continue during the remainder of 2020.

See Part II, Item 1A. ‘Risk Factors’ in this Form 10-Q, and Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K, filed with the SEC on February 26, 2020, for a discussion of risks that may affect our ability to compete.

Financial Statement Overview

The table below sets forth our summarized condensed consolidated statements of comprehensive income and data as a percentage of revenue for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	($ in millions, except per share data)
Revenue	$2,113	100%	$2,048	100%	$4,579	100%	$4,360	100%
Costs of providing services
Salaries and benefits	1,363	65%	1,278	62%	2,757	60%	2,626	60%
Other operating expenses	387	18%	412	20%	871	19%	830	19%
Depreciation	67	3%	59	3%	165	4%	113	3%
Amortization	119	6%	123	6%	240	5%	250	6%
Transaction and integration expenses	14	1%	—	—%	23	1%	6	—%
Total costs of providing services	1,950		1,872		4,056		3,825
Income from operations	163	8%	176	9%	523	11%	535	12%
Interest expense	(62)	(3)%	(56)	(3)%	(123)	(3)%	(110)	(3)%
Other income, net	76	4%	67	3%	168	4%	122	3%
Provision for income taxes	(75)	(4)%	(38)	(2)%	(153)	(3)%	(105)	(2)%
Income attributable to non-controlling interests	(8)	—%	(11)	(1)%	(16)	—%	(17)	—%
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$94	4%	$138	7%	$399	9%	$425	10%
Diluted earnings per share	$0.72		$1.06		$3.07		$3.26

Consolidated Revenue

Revenue was $2.1 billion for the three months ended June 30, 2020, compared to $2.0 billion for the three months ended June 30, 2019, an increase of $65 million, or 3%, on an as-reported basis. Adjusting for the impacts of foreign currency and acquisitions and disposals, our organic revenue growth was flat for the three months ended June 30, 2020. While we experienced organic revenue increases in our CRB and IRR segments, they were offset by declines in our HCB and BDA segments, in part due to the impact in HCB of the COVID-19 reduction in demand for our discretionary services. The revenue from acquisitions related primarily to TRANZACT, which generated revenue of $87 million for the three months ended June 30, 2020.

Revenue for the six months ended June 30, 2020 was $4.6 billion, compared to $4.4 billion for the six months ended June 30, 2019, an increase of $219 million, or 5%, on an as-reported basis. Adjusting for the impacts of foreign currency and acquisitions and disposals, our organic revenue growth was 2% for the six months ended June 30, 2020. All segments had strong performances during the first quarter of the year, however during the second quarter, organic revenue increases in our CRB and IRR segments were offset by declines in our HCB and BDA segments, in part due to the impact in HCB of the COVID-19 reduction in demand for our discretionary services. The revenue from acquisitions related primarily to TRANZACT, which generated revenue of $182 million for the six months ended June 30, 2020.

Our revenue can be materially impacted by changes in currency conversions, which can fluctuate significantly over the course of a calendar year. For the three months ended June 30, 2020, currency translation reduced our consolidated revenue by $35 million. For the six months ended June 30, 2020, currency translation reduced our consolidated revenue by $69 million. The primary currencies driving this change were the Euro and Pound sterling.

The following table details our top five markets based on the percentage of consolidated revenue (in U.S. dollars) from the countries where work was performed for the six months ended June 30, 2020. These figures do not represent the currency of the related revenue, which is presented in the next table.

Geographic Region	% of Revenue
United States	46%
United Kingdom	23%
France	5%
Germany	3%
Canada	3%

The table below details the percentage of our revenue and expenses by transactional currency for the six months ended June 30, 2020.

Transactional Currency	Revenue	Expenses (i)
U.S. dollars	55%	52%
Pounds sterling	13%	20%
Euro	16%	12%
Other currencies	16%	16%

(i)

These percentages exclude certain expenses for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. These items include amortization of intangible assets and transaction and integration expenses.

The following tables set forth the total revenue for the three and six months ended June 30, 2020 and 2019 and the components of the change in total revenue for the three and six months ended June 30, 2020, as compared to the prior year period:

				Components of Revenue Change (i)
			As		Constant
	Three Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2020	2019	Change	Impact	Change	Divestitures	Change
	($ in millions)
Revenue	$2,113	$2,048	3%	(2)%	5%	5%	—%

				Components of Revenue Change (i)
			As		Constant
	Six Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2020	2019	Change	Impact	Change	Divestitures	Change
	($ in millions)
Revenue	$4,579	$4,360	5%	(2)%	7%	4%	2%

(i)	Components of revenue change may not add due to rounding.

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

Impact of the COVID-19 Pandemic on our Segments

The COVID-19 pandemic has had, and is projected to continue to have, an impact on certain of our service offerings. These impacts have been negative in some instances and positive in others, may be material in either event, and primarily impact our revenue. In addition, the potential negative impacts on our results may lag behind the developments to date related to the COVID-19 pandemic. As we originally predicted, we have thus far seen the impact of COVID-19 primarily on our business offerings that are discretionary in nature, like consultative project work; however, most of the services we provide, including broking for various insurance products, compliance and valuation services, risk mitigation and outsourced administration for both pension and health and welfare plans are considered non-discretionary to our clients and recurring in nature. We have seen that these non-discretionary businesses are the least impacted of our offerings, and expect that trend to continue.

We expect to continue to experience unpredictable volatility in demand around our discretionary services and solutions. Clients may defer or delay decision-making or planned work or seek to terminate existing agreements for these discretionary services and solutions.

We recognize that the broad, global nature of the COVID-19 crisis has impacted the liquidity of our clients generally, and may cause us to not meet our original growth estimates for the year. We continue to monitor the global outbreak of the COVID-19 pandemic and take steps to mitigate the risks to us posed by its spread, including by working with our clients, colleagues, suppliers and other stakeholders. Due to the global breadth of the COVID-19 spread and the range of governmental and community reactions thereto, there is uncertainty around its duration, severity, ultimate impact and the timing of recovery. Therefore, the pandemic could lead to an extended disruption of economic activity and the impact on our consolidated results of operations, financial position and cash flows, could be material. Meanwhile, while we cannot predict how long this situation will last, we continue to focus on maintaining a strong balance sheet, liquidity and financial flexibility.

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

The following table sets forth HCB segment revenue for the three months ended June 30, 2020 and 2019, and the components of the change in revenue for the three months ended June 30, 2020 from the three months ended June 30, 2019.

				Components of Revenue Change (i)
			As		Constant
	Three Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2020	2019	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$767	$797	(4)%	(2)%	(2)%	—%	(2)%

(i)	Components of revenue change may not add due to rounding.

HCB segment revenue for the three months ended June 30, 2020 and 2019 was $767 million and $797 million, respectively. On an organic basis, the global impact of COVID-19 negatively impacted demand in our Talent and Rewards business, causing the decline to the segment’s revenue. Health and Benefits delivered moderate revenue growth, driven by increased consulting and brokerage services and continued expansion of our client portfolio for both local and global appointments. In our Retirement and Technology and Administration Solutions businesses revenue grew modestly as a result of increased project work primarily in Great Britain and Western Europe.

The following table sets forth HCB segment revenue for the six months ended June 30, 2020 and 2019, and the components of the change in revenue for the six months ended June 30, 2020 from the six months ended June 30, 2019.

				Components of Revenue Change (i)
			As		Constant
	Six Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2020	2019	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$1,617	$1,626	(1)%	(1)%	1%	—%	1%

(i)	Components of revenue change may not add due to rounding.

HCB segment revenue for both the six months ended June 30, 2020 and 2019 was $1.6 billion. On an organic basis, the global impact of COVID-19 negatively impacted demand in our Talent and Rewards business. Organically, Health and Benefits delivered moderate revenue growth, driven by increased consulting and brokerage services and continued expansion of our client portfolio for both local and global appointments. In our Retirement and Technology and Administration Solutions businesses revenue grew modestly as a result of increased project work primarily in Great Britain and Western Europe.

Corporate Risk and Broking (‘CRB’)

The CRB segment provides a broad range of risk advice, insurance broking and consulting services to our clients worldwide ranging from small businesses to multinational corporations. The segment delivers integrated global solutions tailored to client needs and underpinned by data and analytics.

The following table sets forth CRB revenue for the three months ended June 30, 2020 and 2019, and the components of the change in revenue for the three months ended June 30, 2020 from the three months ended June 30, 2019.

				Components of Revenue Change (i)
			As		Constant
	Three Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2020	2019	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$701	$690	2%	(2)%	4%	—%	4%

(i)	Components of revenue change may not add due to rounding.

CRB segment revenue for the three months ended June 30, 2020 and 2019 was $701 million and $690 million, respectively. On an organic basis, North America continued to lead the segment, followed by International and Western Europe, primarily with new business generation along with strong renewals. The revenue increase was partially offset by a decline in Great Britain, which was primarily due to the impact of COVID-19 on certain insurance lines.

The following table sets forth CRB segment revenue for the six months ended June 30, 2020 and 2019, and the components of the change in revenue for the six months ended June 30, 2020 from the six months ended June 30, 2019.

				Components of Revenue Change (i)
			As		Constant
	Six Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2020	2019	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$1,440	$1,418	2%	(2)%	4%	—%	4%

(i)	Components of revenue change may not add due to rounding.

CRB segment revenue for both the six months ended June 30, 2020 and 2019 was $1.4 billion. On an organic basis, North America led the segment, followed by Western Europe and International, primarily with new business generation along with strong renewals. The revenue increase was partially offset by a decline in Great Britain, due to a change in the remuneration model for certain lines of business. This change, which is neutral to operating income, results in lower revenue and an equal reduction to salaries and benefits expense. Absent this change, Great Britain revenue increased, primarily as a result of new business.

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

The following table sets forth IRR revenue for the three months ended June 30, 2020 and 2019, and the components of the change in revenue for the three months ended June 30, 2020 from the three months ended June 30, 2019.

				Components of Revenue Change (i)
			As		Constant
	Three Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2020	2019	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$413	$409	1%	(1)%	2%	—%	2%

(i)	Components of revenue change may not add due to rounding.

IRR segment revenue for the three months ended June 30, 2020 and 2019 was $413 million and $409 million, respectively. On an organic basis, most lines of business contributed to the growth. Reinsurance and Wholesale growth were driven by new business wins and favorable renewal factors while Insurance Consulting and Technology revenue grew from technology sales. Max Matthiessen revenue decreased as a result of the negative impact of COVID-19 on financial markets. The Company entered into an agreement to sell the Max Matthiessen business (see Part I., Note 3 — Acquisitions and Divestitures within this filing on Form 10-Q for further information). Modest revenue growth in the Investment businesses resulted from client wins.

The following table sets forth IRR segment revenue for the six months ended June 30, 2020 and 2019, and the components of the change in revenue for the six months ended June 30, 2020 from the six months ended June 30, 2019.

				Components of Revenue Change (i)
			As		Constant
	Six Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2020	2019	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$1,028	$998	3%	(1)%	4%	—%	4%

(i)	Components of revenue change may not add due to rounding.

IRR segment revenue for the six months ended June 30, 2020 and 2019 was $1.0 billion and $998 million, respectively. On an organic basis, all lines of business contributed to the growth. Reinsurance and Wholesale growth was driven by new business wins and favorable renewal factors while Insurance Consulting and Technology revenue grew from strong technology sales. Max Matthiessen revenue increased as a result of overall growth in net commissions. Revenue growth in the Investment businesses resulted from client wins.

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

The following table sets forth BDA revenue for the three months ended June 30, 2020 and 2019, and the components of the change in revenue for the three months ended June 30, 2020 from the three months ended June 30, 2019.

				Components of Revenue Change (i)
			As		Constant
	Three Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2020	2019	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$209	$126	66%	—%	66%	69%	(3)%

(i)	Components of revenue change may not add due to rounding.

BDA segment revenue for the three months ended June 30, 2020 and 2019 was $209 million and $126 million, respectively. BDA’s organic revenue decline was primarily due to seasonality in our Individual Marketplace business. The off-peak seasonality of this business can vary annually due to the timing of placement and other activity. The decline was partially offset by the expanded client base of the Benefits Outsourcing business in our Health practice. On July 30, 2019, the Company acquired TRANZACT, which operates as part of the BDA segment. For the three months ended June 30, 2020, TRANZACT generated revenue of $87 million.

The following table sets forth BDA segment revenue for the six months ended June 30, 2020 and 2019, and the components of the change in revenue for the six months ended June 30, 2020 from the six months ended June 30, 2019.

				Components of Revenue Change (i)
			As		Constant
	Six Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2020	2019	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$440	$261	69%	—%	69%	70%	(1)%

(i)	Components of revenue change may not add due to rounding.

BDA segment revenue for the six months ended June 30, 2020 and 2019 was $440 million and $261 million, respectively. BDA’s organic revenue decline was primarily due to seasonality in our Individual Marketplace business. The off-peak seasonality of this business can vary annually due to the timing of placement and other activity. The decline was partially offset by the expanded client base of the Benefits Outsourcing business in our Health practice. For the six months ended June 30, 2020, TRANZACT generated revenue of $182 million.

Costs of Providing Services

Total costs of providing services were $2.0 billion for the three months ended June 30, 2020, compared to $1.9 billion for the three months ended June 30, 2019, an increase of $78 million, or 4%. Total costs of providing services for the six months ended June 30, 2020 were $4.1 billion, compared to $3.8 billion for the six months ended June 30, 2019, an increase of $231 million, or 6%. See the following discussion for further details.

Salaries and benefits

Salaries and benefits for the three months ended June 30, 2020 were $1.4 billion, compared to $1.3 billion for the three months ended June 30, 2019, an increase of $85 million, or 7%. The increase was primarily a result of higher salaries and incentive accruals along with the inclusion of TRANZACT’s compensation costs in the current quarter. These increases were partially offset by lower severance accruals, as well as share-based compensation accruals which are liability-based and adjusted to fair value every quarter, and consequently resulted in a reduction of expense related to a lower stock price from the beginning of the year. Salaries and benefits, as a percentage of revenue, increased to 65% for the three months ended June 30, 2020 from 62% for the three months ended June 30, 2019.

Salaries and benefits for the six months ended June 30, 2020 were $2.8 billion, compared to $2.6 billion for the six months ended June 30, 2019, an increase of $131 million, or 5%. The increase was primarily a result of higher salaries and incentive accruals along with the inclusion of TRANZACT’s compensation costs in the first half of the current year. These increases were partially offset by lower severance accruals, as well as share-based compensation accruals which are liability-based and adjusted to fair value every quarter, and consequently resulted in a reduction of expense related to a lower stock price from the beginning of the year. Salaries and benefits, as a percentage of revenue, was 60% for both the six months ended June 30, 2020 and 2019.

Other operating expenses

Other operating expenses for the three months ended June 30, 2020 were $387 million, compared to $412 million for the three months ended June 30, 2019, a decrease of $25 million, or 6%. The decrease was mostly related to lower travel and entertainment expenses incurred during the period, partially offset by the inclusion of TRANZACT’s operating expenses in the current quarter as well as higher professional liability costs. Other operating expenses for the six months ended June 30, 2020 were $871 million, compared to $830 million for the six months ended June 30, 2019, an increase of $41 million, or 5%. The increase was primarily due to the inclusion of TRANZACT’s operating expenses in the current year as well as higher professional fees, partially offset by lower travel and entertainment and occupancy costs during the period.

Depreciation

Depreciation for the three months ended June 30, 2020 was $67 million, compared to $59 million for the three months ended June 30, 2019, an increase of $8 million, or 14%. The quarter-over-quarter increase was due to a higher depreciable base of assets resulting from additional assets placed in service during 2019. Depreciation for the six months ended June 30, 2020 was $165 million, compared to $113 million for the six months ended June 30, 2019, an increase of $52 million, or 46%. The year-over-year increase was due to a higher depreciable base of assets resulting from additional assets placed in service during 2019. Additionally, in the first quarter of 2020, we recognized an acceleration of depreciation of $35 million related to the abandonment of an internally-developed software asset.

Amortization

Amortization for the three months ended June 30, 2020 was $119 million, compared to $123 million for the three months ended June 30, 2019, a decrease of $4 million, or 3%. Amortization for the six months ended June 30, 2020 was $240 million, compared to $250 million for the six months ended June 30, 2019, a decrease of $10 million, or 4%. Our intangible amortization is more heavily weighted to the initial years of the useful lives of the related intangibles, and therefore amortization related to intangible assets purchased prior to our acquisition of TRANZACT will continue to decrease over time. This decrease was partially offset by the additional amortization resulting from the intangible assets related to the TRANZACT acquisition.

Transaction and integration expenses

Transaction and integration expenses for the three months ended June 30, 2020 are comprised of $14 million of transaction costs related to our proposed combination with Aon and integration expenses related to the acquisition of TRANZACT in 2019. The Company did not incur any transaction and integration expenses for the three months ended June 30, 2019.

Transaction and integration expenses for the six months ended June 30, 2020 are comprised of $23 million of transaction costs related to our proposed combination with Aon and integration expenses related to the acquisition of TRANZACT in 2019, compared to $6 million of transaction costs related to the acquisition of TRANZACT for the six months ended June 30, 2019.

Income from Operations

Income from operations for the three months ended June 30, 2020 was $163 million, compared to $176 million for the three months ended June 30, 2019, a decrease of $13 million. This decrease resulted mostly from higher salaries and benefits expense, partially offset by higher revenue quarter over quarter and the inclusion of TRANZACT’s operating results for the period.

Income from operations for the six months ended June 30, 2020 was $523 million, compared to $535 million for the six months ended June 30, 2019, a decrease of $12 million. This decrease resulted mostly from higher salaries and benefits expense and the additional depreciation related to the asset abandonment noted above, partially offset by higher revenue year over year and the inclusion of TRANZACT’s operating results for the period.

Interest Expense

Interest expense for the three months ended June 30, 2020 was $62 million, compared to $56 million for the three months ended June 30, 2019, an increase of $6 million, or 11%. Interest expense for the six months ended June 30, 2020 was $123 million, compared to $110 million for the six months ended June 30, 2019, an increase of $13 million, or 12%. These increases resulted from additional levels of indebtedness associated with our additional senior notes offering during the second half of 2019 and in connection with the TRANZACT acquisition.

Other Income, Net

Other income, net for the three months ended June 30, 2020 was $76 million, compared to $67 million for the three months ended June 30, 2019, an increase of $9 million, primarily resulting from favorable foreign exchange activity for the current quarter and increased pension income.

Other income, net for the six months ended June 30, 2020 was $168 million, compared to $122 million for the six months ended June 30, 2019, an increase of $46 million, primarily resulting from favorable foreign exchange activity for the current year and increased pension income.

Provision for Income Taxes

Provision for income taxes for the three months ended June 30, 2020 was $75 million, compared to $38 million for the three months ended June 30, 2019, an increase to income tax expense of $37 million. The effective tax rate was 42.2% for the three months ended June 30, 2020, and 19.7% for the three months ended June 30, 2019. Provision for income taxes for the six months ended June 30, 2020 was $153 million, compared to $105 million for the six months ended June 30, 2019, an increase to income tax expense of $48 million. The effective tax rate was 26.9% for the six months ended June 30, 2020, and 19.1% for the six months ended June 30, 2019. These effective tax rates are calculated using extended values from our condensed consolidated statements of comprehensive income and are therefore more precise tax rates than can be calculated from rounded values. The current year effective tax rate is higher due primarily to a discrete tax expense of $35 million recognized during the three months ended June 30, 2020 in connection with the temporary income tax provisions of the CARES Act. During the three months ended June 30, 2020 the Company elected to utilize the higher section 163(j) 50 percent business interest limitation for tax years 2019 and 2020 which allows the Company to utilize additional interest expense. The utilization of additional interest expense reduces our regular tax liability, reduces our ability to utilize foreign tax credits and creates a base erosion minimum tax expense for these tax years.

Net Income Attributable to Willis Towers Watson

Net income attributable to Willis Towers Watson for the three months ended June 30, 2020 was $94 million, compared to $138 million for the three months ended June 30, 2019, a decrease of $44 million, or 32%. This decrease resulted mostly from higher compensation-related costs and tax expense, partially offset by higher revenue quarter over quarter and the inclusion of TRANZACT’s operating results for the period.

Net income attributable to Willis Towers Watson for the six months ended June 30, 2020 was $399 million, compared to $425 million for the six months ended June 30, 2019, a decrease of $26 million, or 6%. This decrease resulted mostly from higher compensation-related costs and tax expense along with the additional depreciation related to the asset abandonment noted above, partially offset by higher revenue year over year and the inclusion of TRANZACT’s operating results for the period.

Liquidity and Capital Resources

Executive Summary

Our principal sources of liquidity are funds generated by operating activities, available cash and cash equivalents and amounts available under our revolving credit facilities and any new debt offerings, subject to the limitations set forth in the Aon combination agreement.

In the first half of 2020, the COVID-19 pandemic has contributed to significant volatility in financial markets, including occasional declines in equity markets, changes in interest rates and reduced liquidity on a global basis. Specific to Willis Towers Watson, we believe this has had, and will continue to have, a negative impact on discretionary work we perform for our clients. We also believe this may impact future cash collections from clients, particularly those in certain harder-hit industries. We have also reduced our spending on travel and associated expenses and third-party contractors, and have the ability to reduce spending on discretionary projects and certain capital expenditures.

In May 2020, the Company, together with its wholly-owned subsidiary, Willis North America Inc., as issuer, completed an offering of an additional $275 million aggregate principal amount of 2.950% senior notes due 2029, of which Willis North America Inc.

previously issued $450 million aggregate principal amount in September 2019, all of which remain outstanding. Net proceeds of $280 million (excluding accrued interest on this recent offering from March 15, 2020 to, but not including, May 29, 2020, of $2 million payable to us on such date) were used to repay $175 million of the full principal amount and related accrued interest under our term loan facility, which was set to expire in July 2020, as well as repay $105 million of borrowings outstanding under our $1.25 billion revolving credit facility and related accrued interest.

Based on our current balance sheet and cash flows, current market conditions and information available to us at this time, we believe that Willis Towers Watson has access to sufficient liquidity, which includes all of the borrowing capacity available to draw against our $1.25 billion revolving credit facility, to meet our cash needs for the next twelve months, including investing in the business for growth, scheduled debt repayments and dividend payments.

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

Cash and Cash Equivalents

Our cash and cash equivalents at June 30, 2020 totaled $1.1 billion, compared to $887 million at December 31, 2019. The increase in cash from December 31, 2019 to June 30, 2020 was primarily due to positive cash flows from our improved working capital during the six months ended June 30, 2020.

Additionally, we had all of the borrowing capacity available to draw against our $1.25 billion revolving credit facility at both June 30, 2020 and December 31, 2019.

Included within cash and cash equivalents at June 30, 2020 and December 31, 2019 are amounts held for regulatory capital adequacy requirements, including $112 million and $114 million, respectively, held within our regulated U.K. entities.

Summarized Condensed Consolidated Cash Flows

The following table presents the summarized condensed consolidated cash flow information for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
	(in millions)
Net cash from/(used in):
Operating activities	$685	$303
Investing activities	(249)	(148)
Financing activities	(215)	(374)
INCREASE/(DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	221	(219)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(22)	(2)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD (i)	895	1,033
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (i)	$1,094	$812

(i)

As a result of the acquired TRANZACT collateralized facility, cash, cash equivalents and restricted cash included $7 million of restricted cash at June 30, 2020 and $8 million at December 31, 2019, which is included within prepaid and other current assets on our condensed consolidated balance sheets. There were no restricted cash amounts held at June 30, 2019 and December 31, 2018.

Cash Flows From Operating Activities

Cash flows from operating activities were $685 million for the six months ended June 30, 2020, compared to $303 million for the six months ended June 30, 2019. The $685 million of net cash from operating activities for the six months ended June 30, 2020 included net income of $415 million and $474 million of non-cash adjustments, partially offset by changes in operating assets and liabilities of $204 million. This increase in cash flows from operations as compared to the prior year was primarily due to positive cash flows from our improved working capital for the six months ended June 30, 2020 as compared to June 30, 2019.

The $303 million of net cash used in operating activities for the six months ended June 30, 2019 included net income of $442 million and $374 million of non-cash adjustments, partially offset by changes in operating assets and liabilities of $513 million.

Cash Flows Used In Investing Activities

Cash flows used in investing activities for the six months ended June 30, 2020 and 2019 were $249 million and $148 million, respectively, primarily driven by capital expenditures and capitalized software additions, and an acquisition during the first quarter of 2020.

Cash Flows Used In Financing Activities

Cash flows used in financing activities for the six months ended June 30, 2020 were $215 million. The significant financing activities included dividend payments of $171 million and net debt-related payments of $31 million.

Cash flows used in financing activities for the six months ended June 30, 2019 were $374 million. The most significant financing activities included dividend payments of $161 million, net debt-related payments of $109 million and share repurchases of $51 million.

Indebtedness

Total debt, total equity, and the capitalization ratios at June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020	December 31, 2019
	($ in millions)
Long-term debt	$5,068	$5,301
Current debt	525	316
Total debt	$5,593	$5,617

Total Willis Towers Watson shareholders’ equity	$10,335	$10,249

Capitalization ratio	35.1%	35.4%

At June 30, 2020, our mandatory debt repayments over the next twelve months include $500 million outstanding on our 5.750% senior notes due 2021 and $25 million outstanding on our collateralized facility assumed as part of our acquisition of TRANZACT.

At June 30, 2020 and December 31, 2019, we were in compliance with all financial covenants.

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

At June 30, 2020 and December 31, 2019, we had fiduciary funds of $3.9 billion and $3.4 billion, respectively.

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

During the six months ended June 30, 2020, the Company had no share repurchase activity. With regards to certain prohibitions under the transaction agreement in connection with our pending business combination with Aon, the board of directors does not expect to repurchase any shares during the remainder of 2020.

At June 30, 2020, approximately $500 million remained on the current repurchase authority. The maximum number of shares that could be repurchased based on the closing price of our ordinary shares on June 30, 2020 of $196.95 was 2,538,715.

Capital Commitments

Capital expenditures for fixed assets and software for internal use were $135 million during the six months ended June 30, 2020. The Company estimates that there will be additional such expenditures of approximately $105 million during the remainder of 2020. We currently expect cash from operations to adequately provide for these cash needs. There have been no material changes to our capital commitments since December 31, 2019.

Dividends

Total cash dividends of $171 million were paid during the six months ended June 30, 2020. In May 2020, the board of directors approved a quarterly cash dividend of $0.68 per share ($2.72 per share annualized rate), which was paid on July 15, 2020 to shareholders of record as of June 30, 2020.

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

As of June 30, 2020, Willis Towers Watson has issued the following debt securities (the ‘notes’):

a)	Willis Towers Watson plc (the ‘parent company’) has $500 million senior notes outstanding, which were issued on March 17, 2011;
b)

Willis North America Inc. (‘Willis North America’) has approximately $2.9 billion senior notes outstanding, of which $650 million were issued on May 16, 2017, $1.0 billion were issued on September 10, 2018, $1.0 billion were issued on September 10, 2019, and $275 million were issued on May 29, 2020; and

c)

Trinity Acquisition plc has approximately $2.1 billion senior notes outstanding, of which $525 million were issued on August 15, 2013, $1.0 billion were issued on March 22, 2016 and €540 million ($609 million) were issued on May 26, 2016, and a $1.25 billion revolving credit facility established on March 7, 2017, on which no balance is currently outstanding.

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

Each member of the Obligor group has only a stockholder’s claim on the assets of the non-guarantor subsidiaries. This stockholder’s claim is junior to the claims that creditors have against those non-guarantor subsidiaries. Holders of the notes will only be creditors of the Obligor group and not creditors of the non-guarantor subsidiaries. As a result, all of the existing and future liabilities of the non-guarantor subsidiaries, including any claims of trade creditors and preferred stockholders, will be structurally senior to the notes. As of and for the periods ended June 30, 2020 and December 31, 2019, the non-guarantor subsidiaries represented substantially all of the total assets and accounted for substantially all of the total revenue of the Company prior to consolidating adjustments. The non-guarantor subsidiaries have other liabilities, including contingent liabilities that may be significant. Each indenture does not contain any limitations on the amount of additional debt that the Obligor group and the non-guarantor subsidiaries may incur. The amounts of this debt could be substantial, and this debt may be debt of the non-guarantor subsidiaries, in which case this debt would be effectively senior in right of payment to the notes.

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

Intercompany balances and transactions between members of the Obligor group have been eliminated. All intercompany balances and transactions between the Obligor group and the non-guarantor subsidiaries have been presented in the disclosures below on a net presentation basis, rather than a gross basis, as this better reflects the nature of the intercompany positions and presents the funding or funded position that is to be received or owed.  The intercompany balances and transactions between the Obligor group and non-guarantor subsidiaries, presented below, relate to a number of items including loan funding for acquisitions and other purposes, transfers of surplus cash between subsidiary companies, funding provided for working capital purposes, settlement of expense accounts, transactions related to share-based payment arrangements and share issuances, intercompany royalty arrangements, intercompany dividends and intercompany interest. At June 30, 2020 and December 31, 2019, the intercompany balances of the Obligor group with non-guarantor subsidiaries were net receivables of $0.7 billion and $4.3 billion, respectively, and net payables of $7.8 billion and $3.5 billion, respectively.

No balances or transactions of non-guarantor subsidiaries are presented in the disclosures other than the intercompany items noted above.

Presented below is certain summarized financial information for the Obligor group.

`	As of June 30, 2020	As of December 31, 2019
	(in millions)
Total current assets	$171	$1,210
Total non-current assets	878	3,436
Total current liabilities	4,873	3,993
Total non-current liabilities	8,887	5,387

Six months ended June 30, 2020
(in millions)
Revenue	$131
Income from operations	21
Loss from operations before income taxes (i)	(227)
Net loss	(185)
Net loss attributable to Willis Towers Watson	(185)

(i) Includes intercompany expense, net of the Obligor group from non-guarantor subsidiaries of $20 million for the six months ended June 30, 2020.

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
•

Tax effect of the CARES Act - Relates to the incremental tax expense impact, primarily from the Base Erosion and Anti-Abuse Tax (‘BEAT’), generated from electing certain income tax provisions of the CARES Act.

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

The constant currency and organic change results, and reconciliations from the reported results for consolidated revenue are included in the Consolidated Revenue section within this Form 10-Q. These measures are also reported by segment in the Segment Revenue section within this Form 10-Q.

Reconciliations of the reported changes to the constant currency and organic changes for the three and six months ended June 30, 2020 from the three and six months ended June 30, 2019 are as follows:

				Components of Revenue Change (i)
			As		Constant
	Three Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2020	2019	Change	Impact	Change	Divestitures	Change
	($ in millions)
Revenue	$2,113	$2,048	3%	(2)%	5%	5%	—%

				Components of Revenue Change (i)
			As		Constant
	Six Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2020	2019	Change	Impact	Change	Divestitures	Change
	($ in millions)
Revenue	$4,579	$4,360	5%	(2)%	7%	4%	2%

(i)	Components of revenue change may not add due to rounding.

Adjusting for the impacts of foreign currency and acquisitions and disposals in the calculation of our organic activity, our revenue growth was flat for the three months ended June 30, 2020. While we experienced organic revenue increases in our CRB and IRR segments, it was offset by declines in our HCB and BDA segments, in part due to the impact in HCB of the COVID-19 reduction in demand for our discretionary services.

Adjusting for the impacts of foreign currency and acquisitions and disposals in the calculation of our organic activity, our revenue growth was 2% for the six months ended June 30, 2020. All segments had strong performances during the first quarter of the year, however during the second quarter, organic revenue increases in our CRB and IRR segments were offset by declines in our HCB and BDA segments, in part due to the impact in HCB of the COVID-19 reduction in demand for our discretionary services.

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

Reconciliations of income from operations to adjusted operating income for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Income from operations	$163	$176	$523	$535
Adjusted for certain items:
Abandonment of long-lived asset	—	—	35	—
Amortization	119	123	240	250
Transaction and integration expenses	14	—	23	6
Adjusted operating income	$296	$299	$821	$791

Income from operations margin	7.7%	8.6%	11.4%	12.3%
Adjusted operating income margin	14.0%	14.6%	17.9%	18.1%

Adjusted operating income decreased for the three months ended June 30, 2020 to $296 million, from $299 million for the three months ended June 30, 2019. This decrease resulted mostly from higher salaries and benefits expense, partially offset by higher revenue quarter over quarter and the inclusion of TRANZACT’s operating results for the period.

Adjusted operating income increased for the six months ended June 30, 2020 to $821 million, from $791 million for the six months ended June 30, 2019. This increase resulted mostly from higher revenue year over year and the inclusion of TRANZACT’s operating results for the period, partially offset by higher salaries and benefits expense.

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

Reconciliations of net income to adjusted EBITDA for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
NET INCOME	$102	$149	$415	$442
Provision for income taxes	75	38	153	105
Interest expense	62	56	123	110
Depreciation (i)	67	59	165	113
Amortization	119	123	240	250
Transaction and integration expenses	14	—	23	6
Loss on disposal of operations	2	—	2	—
Adjusted EBITDA	$441	$425	$1,121	$1,026

Net income margin	4.8%	7.3%	9.1%	10.1%
Adjusted EBITDA margin	20.9%	20.8%	24.5%	23.5%

(i)	Includes abandonment of long-lived asset of $35 million for the six months ended June 30, 2020.

Adjusted EBITDA for the three months ended June 30, 2020 was $441 million, compared to $425 million for the three months ended June 30, 2019. This increase resulted mostly from higher revenue quarter over quarter and the inclusion of TRANZACT’s operating results for the period, partially offset by higher compensation-related costs.

Adjusted EBITDA for the six months ended June 30, 2020 was $1.1 billion, compared to $1.0 billion for the six months ended June 30, 2019. This increase resulted mostly from higher revenue year over year and the inclusion of TRANZACT’s operating results for the period, partially offset by higher compensation-related costs.

Adjusted Net Income and Adjusted Diluted Earnings Per Share

Adjusted net income is defined as net income attributable to Willis Towers Watson adjusted for amortization, transaction and integration expenses, gains and losses on disposals of operations and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results and the related tax effect of those adjustments, the tax effect of the CARES Act and the tax effects of internal reorganizations. This measure is used solely for the purpose of calculating adjusted diluted earnings per share.

Adjusted diluted earnings per share is defined as adjusted net income divided by the weighted-average number of shares of common stock, diluted. Adjusted diluted earnings per share is used to internally evaluate and assess our core operations and to benchmark our operating results against our competitors.

Reconciliations of net income attributable to Willis Towers Watson to adjusted diluted earnings per share for the three months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,
	2020	2019
	($ in millions)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$94	$138
Adjusted for certain items:
Amortization	119	123
Transaction and integration expenses	14	—
Loss on disposal of operations	2	—
Tax effect on certain items listed above (i)	(30)	(29)
Tax effect of the CARES Act	35	—
Adjusted net income	$234	$232

Weighted-average shares of common stock — diluted	130	130

Diluted earnings per share	$0.72	$1.06
Adjusted for certain items (ii):
Amortization	0.91	0.94
Transaction and integration expenses	0.11	—
Loss on disposal of operations	0.02	—
Tax effect on certain items listed above (i)	(0.23)	(0.22)
Tax effect of the CARES Act	0.27	—
Adjusted diluted earnings per share	$1.80	$1.78

(i)	The tax effect was calculated using an effective tax rate for each item.
(ii)	Per share values and totals may differ due to rounding.

Reconciliations of net income attributable to Willis Towers Watson to adjusted diluted earnings per share for the six months ended June 30, 2020 and 2019 are as follows:

	Six Months Ended June 30,
	2020	2019
	($ in millions)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$399	$425
Adjusted for certain items:
Abandonment of long-lived asset	35	—
Amortization	240	250
Transaction and integration expenses	23	6
Loss on disposal of operations	2	—
Tax effect on certain items listed above (i)	(65)	(61)
Tax effect of the CARES Act	35	—
Adjusted net income	$669	$620

Weighted-average shares of common stock — diluted	130	130

Diluted earnings per share	$3.07	$3.26
Adjusted for certain items (ii):
Abandonment of long-lived asset	0.27	—
Amortization	1.84	1.92
Transaction and integration expenses	0.18	0.05
Loss on disposal of operations	0.02	—
Tax effect on certain items listed above (i)	(0.50)	(0.47)
Tax effect of the CARES Act	0.27	—
Adjusted diluted earnings per share	$5.14	$4.76

(i)	The tax effect was calculated using an effective tax rate for each item.
(ii)	Per share values and totals may differ due to rounding.

Our adjusted diluted earnings per share increased for the both the three and six months ended June 30, 2020 as compared to the prior year primarily due to higher revenue in comparison to the respective prior periods and the addition of TRANZACT’s operating results.

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

Adjusted income taxes/tax rate is defined as the provision for income taxes adjusted for taxes on certain items of amortization, transaction and integration expenses, gains and losses on disposals of operations, the tax effect of the CARES Act, the tax effects of internal reorganizations and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results, divided by adjusted income before taxes. Adjusted income taxes is used solely for the purpose of calculating the adjusted income tax rate.

Management believes that the adjusted income tax rate presents a rate that is more closely aligned to the rate that we would incur if not for the reduction of pre-tax income for the adjusted items and the tax effects of internal reorganizations, which are not core to our current and future operations.

Reconciliations of income from operations before income taxes to adjusted income before taxes and provision for income taxes to adjusted income taxes for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	($ in millions)
INCOME FROM OPERATIONS BEFORE INCOME TAXES	$177	$187	$568	$547
Adjusted for certain items:
Abandonment of long-lived asset	—	—	35	—
Amortization	119	123	240	250
Transaction and integration expenses	14	—	23	6
Loss on disposal of operations	2	—	2	—
Adjusted income before taxes	$312	$310	$868	$803

Provision for income taxes	$75	$38	$153	$105
Tax effect on certain items listed above (i)	30	29	65	61
Tax effect of the CARES Act	(35)	—	(35)	—
Adjusted income taxes	$70	$67	$183	$166

U.S. GAAP tax rate	42.2%	19.7%	26.9%	19.1%
Adjusted income tax rate	22.2%	21.4%	21.1%	20.6%

(i)	The tax effect was calculated using an effective tax rate for each item.

Our U.S. GAAP tax rates were 42.2% and 19.7% for the three months ended June 30, 2020 and 2019, respectively, and 26.9% and 19.1% for the six months ended June 30, 2020 and 2019, respectively. The current year effective tax rate is higher due primarily to a discrete tax expense of $35 million recognized during the three months ended June 30, 2020 in connection with the temporary income tax provisions of the CARES Act. During the three months ended June 30, 2020 the Company elected to utilize the section 163(j) 50 percent business interest limitation for tax years 2019 and 2020 which allows the Company to utilize additional interest expense. The utilization of additional interest expense reduces our regular tax liability, reduces our ability to utilize foreign tax credits and creates a base erosion minimum tax expense for these tax years.

Our adjusted income tax rates were 22.2% and 21.4% for the three months ended June 30, 2020 and 2019, respectively, and 21.1% and 20.6% for the six months ended June 30, 2020 and 2019, respectively. The prior year effective tax rate was lower primarily due to discrete valuation allowance releases in certain non-U.S. jurisdictions.

Free Cash Flow

Free cash flow is defined as cash flows from operating activities less cash used to purchase fixed assets and software for internal use. Free cash flow is a liquidity measure and is not meant to represent residual cash flow available for discretionary expenditures.

Management believes that free cash flow presents the core operating performance and cash generating capabilities of our business operations.

Reconciliations of cash flows from operating activities to free cash flow for the six months ended June 30, 2020 and 2019 are as follows:

	Six Months Ended June 30,
	2020	2019
	(in millions)
Cash flows from operating activities	$685	$303
Less: Additions to fixed assets and software for internal use	(135)	(120)
Free cash flow	$550	$183

The favorable movement in free cash flows in 2020 was primarily due to positive cash flows from our improved working capital for the six months ended June 30, 2020 as compared to June 30, 2019.

Critical Accounting Policies and Estimates

There were no material changes from the Critical Accounting Policies and Estimates disclosed in our 2019 Annual Report on Form 10-K, filed with the SEC on February 26, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have considered changes in our exposure to market risks during the six months ended June 30, 2020 and have determined that there have been no material changes to our exposure to market risks from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 26, 2020. However, we have provided the following information to supplement or update our disclosures on our Form 10-K.

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

As of June 30, 2020, the Company’s primary exposure is its $1.25 billion revolving credit facility maturing in 2022 and its collateralized facility assumed as part of its acquisition of TRANZACT, which are both priced using rates tied to LIBOR. We anticipate renegotiating the revolving credit facility prior to the potential LIBOR quotation termination date and will renegotiate, or repay, the collateralized facility prior to the end of 2021. In addition, the Company and its subsidiaries have entered into various intercompany notes indexed to LIBOR. The Company expects to amend or replace the LIBOR-based intercompany notes as necessary to reflect new market benchmarks for the relevant loan currencies prior to the 2021 deadline.

We are currently evaluating the LIBOR-related risks that may be inherent elsewhere in our business and are monitoring for further proposals and guidance from the ARRC and other alternative-rate initiatives, with the expectation that we will be prepared for the termination and replacement of the LIBOR benchmarks.

Interest Income on Fiduciary Funds

As described in our Form 10-K, we are exposed to interest rate risk. Specifically, as a result of our operating activities, we receive cash for premiums and claims which we deposit in short-term investments denominated in U.S. dollars and other currencies. We earn interest on these funds, which is included in our condensed consolidated financial statements as interest income. These funds are regulated in terms of access and the instruments in which they may be invested, most of which are short-term in maturity. At June 30, 2020, we held $2.0 billion of fiduciary funds invested in interest-bearing accounts. If short-term interest rates increased or decreased by 25 basis points, interest earned on these invested fiduciary funds, and therefore our interest income recognized, would increase or decrease by approximately $5 million on an annualized basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2020, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (‘CEO’) and the Chief Financial Officer (‘CFO’), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined by Exchange Act Rule 13a-15(e). Based upon that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures are effective in ensuring that the information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the CEO and the CFO, as appropriate, to allow for timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Although most of our employees who are involved in our financial reporting processes and controls are working remotely due to the

COVID-19 pandemic, we have not experienced any specific impact to our internal controls over financial reporting. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1 regarding our legal proceedings is incorporated by reference herein from Part I, Item 1 Note 13 — Commitments and Contingencies - Legal Proceedings of the notes to the condensed consolidated financial statements in this Form 10-Q for the quarter ended June 30, 2020.

ITEM 1A. RISK FACTORS

Except as described below, there are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K, filed with the SEC on February 26, 2020. We urge you to read the risk factors contained therein.

We have been impacted by the COVID-19 pandemic and may be substantially and negatively impacted by it in the future.

Recently, the COVID-19 pandemic has had an adverse impact on global commercial activity, including the global supply chain, and has contributed to strain in financial markets, including, among other effects, significant volatility in equity markets, changes in interest rates and reduced liquidity on a global basis. It has also resulted in increased travel restrictions and extended shutdowns of businesses in various industries including, among others, travel, trade, tourism, health systems and food supply, and significantly reduced overall economic output. As such, there is a risk that COVID-19 could have a substantial negative impact on client demand and cash flow.

COVID-19 risks magnify other risks discussed in this report and any of our SEC filings. For example, the effectiveness of external parties, including governmental and non-governmental organizations, in combating the spread and severity of COVID-19 could have a material impact on demand for our business. In addition, steps taken by market counterparties such as (re)insurance carriers to limit their exposures to COVID-19 and related risks could have an impact on their willingness to provide or renew coverage for our clients on historical terms and pricing, which could again impact demand for our business. Coverage disputes arising out of the pandemic could also increase our professional liability risk by increasing the frequency and severity of allegations by others that, in the course of providing services, we have committed errors or omissions for which we should have liability.  Also, travel restrictions have caused the postponement or cancellation of various conferences and meetings around the world and adversely impacted sales activity. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on our business. Nevertheless, COVID-19 presents material uncertainty and risk with respect to demand for our products and services.

In addition, COVID-19 could materially disrupt our own business operations and the services we provide, as well as the business operations of our clients, suppliers and other third parties with whom we interact. As an increasing percentage of our colleagues continue to work remotely, we face resiliency risks, such as the risk that our information technology platform could potentially be inadequate to support increasing demand, as well as the risk that unusual working arrangements could impact the effectiveness of our operations or controls. We may also make fewer information technology-based investments than previously anticipated, which could potentially create business operational risk. In addition, we depend on third-party platforms and other infrastructure to provide certain of our products and services, and such third-party infrastructures face similar resiliency risks. These factors have exposed us to increased phishing and other cybersecurity attacks as cybercriminals try to exploit the uncertainty surrounding the COVID-19 pandemic, as well as an increase in the number of points of potential attack, such as laptops and mobile devices (both of which are now being used in increased numbers as many of our employees work remotely), to be secured. A failure to effectively manage these risks, including to promptly identify and appropriately respond to any cyberattacks, may adversely affect our business.

Also, a potential COVID-19 infection of any of our key colleagues could substantially and negatively impact our operations. Further, it is possible that COVID-19 causes us to close down call centers and other processes on which we rely, or impacts processes of third-party vendors on whom we rely, which could also materially impact our operations. The rapidly evolving changes in financial markets could also have a material impact on our own hedging and other financial transactions, which could impact our liquidity. In addition, it is possible that COVID-19 restrictions could create difficulty for satisfying our legal or regulatory filing or other obligations, including with the SEC and other regulators.

All of the foregoing events or potential outcomes, including in combination with other risk factors included in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K, could cause a substantial negative effect on our results of operations in any period and, depending on their severity, could also substantially and negatively affect our financial condition. Furthermore, such potential material adverse effect may lag behind the developments related to the COVID-19 pandemic. Such events and outcomes also could potentially impact our reputation with clients and regulators, among others.

Our pending combination with Aon creates incremental business, regulatory and reputational risks.

On March 9, 2020, the Company announced that it had entered into a business combination agreement with Aon. The proposed transaction with Aon entails important risks, including, among others: the risk that we are unable to obtain the requisite shareholder or regulatory approvals or satisfy all of the other conditions required to consummate the proposed transaction on the proposed terms and schedule, if at all; the risk that we and Aon are unable to successfully integrate our combined operations and employees and realize the proposed transaction’s benefits, including potential synergies, or that we are unable to realize such benefits at the times and to the extent anticipated or that results are different from those contained in forecasts when made; the risk that transaction and/or integration costs or dis-synergies are greater than expected, including as a result of conditions regulators put on any approvals of the transaction; the potential impact of the announcement and/or consummation of the proposed transaction on relationships, including with employees, suppliers, clients and competitors; the risk that we and/or the combined company will not have the ability to hire and retain key personnel; the risk that management’s attention is diverted from other matters; the risks posed by changes in general economic, business and political conditions, including changes in the financial markets and any epidemic, pandemic or disease outbreaks; the risk of potential litigation associated with the proposed transaction and the risk that litigation associated with the proposed combination affects the combination or the business otherwise; the fact that the business combination agreement subjects the Company to various significant restrictions on its operations between signing and closing (including, among others, with respect to share repurchases, the incurrence of debt above thresholds or the acquisition or disposition of assets above specified thresholds, or specified changes to compensation and benefit programs); the risk of disruptions from the proposed transaction that impact our and/or Aon’s business, including current plans and operations; the risk posed by extensive government regulation on our business and/or the business of the combined company; the risk of adverse effects on the market price of Aon’s and the Company’s securities and on Aon’s and the Company’s operating results for any reason; and other risks described in the Company’s SEC filings, including definitive additional materials, the merger proxy statement and other filings generally applicable to significant transactions and related integrations that are or will be filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2020, no shares were issued by the Company without registration under the Securities Act of 1933, as amended.

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

During the six months ended June 30, 2020, there was no share repurchase activity. With regards to certain prohibitions under the transaction agreement in connection with our pending business combination with Aon, the board of directors does not expect to repurchase any shares during the remainder of 2020.

At June 30, 2020 the maximum number of shares that may yet be purchased under the existing stock repurchase plan is 2,538,715, with approximately $500 million remaining on the current open-ended repurchase authority granted by the board. An estimate of the maximum number of shares under the existing authorities was determined using the closing price of our ordinary shares on June 30, 2020 of $196.95.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
4.1	Officers’ Certificate of the Issuer and the Guarantors, dated as of May 29, 2020 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company on May 29, 2020).
4.2	Form of Note (included in Exhibit 4.1).
10.1	Amendment to John Haley Employment Agreement, dated June 12, 2020 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on June 15, 2020).†
10.2	Willis Towers Watson Public Limited Company Severance and Change in Control Pay Plan for US Executives, (Adopted March 8, 2020 and as amended June 5, 2020).*†
10.3	Willis Towers Watson Public Limited Company Severance and Change in Control Pay Plan for Non-US Executives, (Adopted March 8, 2020 and as amended June 5, 2020).*†
22.1	List of Issuers and Guarantor Subsidiaries (incorporated by reference to Exhibit 22.1 to the Form 10-Q filed by the Company on April 30, 2020).
31.1	Certification of the Registrant’s Chief Executive Officer, John J. Haley, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*
31.2	Certification of the Registrant’s Chief Financial Officer, Michael J. Burwell, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*
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

Willis Towers Watson Public Limited Company
(Registrant)

/s/ John J. Haley		July 30, 2020
Name:	John J. Haley	Date
Title:	Chief Executive Officer

/s/ Michael J. Burwell		July 30, 2020
Name:	Michael J. Burwell	Date
Title:	Chief Financial Officer

/s/ Susan D. Davies		July 30, 2020
Name:	Susan D. Davies	Date
Title:	Principal Accounting Officer and Controller