Form 10-Q
period 2020-09-30
WILLIS TOWERS WATSON PLC
filed 2020-10-29
CIK 1140536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 26, 2020, there were outstanding 128,905,424 ordinary shares, nominal value $0.000304635 per share, of the registrant.

WILLIS TOWERS WATSON

INDEX TO FORM 10-Q

For the Three and Nine Months Ended September 30, 2020

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

•

the risks relating to or arising from our pending business combination with Aon plc announced in March 2020, including, among others, our ability to consummate the transaction, including on the terms of the business combination agreement, on the anticipated timeline, and/or with the required regulatory approvals;

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

•	the risk of substantial negative outcomes on existing litigation or investigation matters;
•	changes in the regulatory environment in which we operate, including, among other risks, the impacts of pending competition law and regulatory investigations;
•	various claims, government inquiries or investigations or the potential for regulatory action;
•	our ability to make divestitures or acquisitions and our ability to integrate or manage such acquired businesses (including the recently-completed acquisition in Latin America);
•	our ability to successfully hedge against fluctuations in foreign currency rates;
•	our ability to integrate direct-to-consumer sales and marketing solutions with our existing offerings and solutions;
•	our ability to comply with complex and evolving regulations related to data privacy and cyber security;
•	our ability to successfully manage ongoing organizational changes, including investments in improving systems and processes;
•	disasters or business continuity problems;
•	the impact of Brexit;

•	risks relating to the U.S. 2020 election, including a potential increase in the corporate tax rate;
•	our ability to successfully enhance our billing, collection and other working capital efforts, and thereby increase our free cash flow;
•	the potential impact of the anticipated replacement of the London Interbank Offered Rate (‘LIBOR’);
•	our ability to properly identify and manage conflicts of interest;
•	reputational damage, including from association with third parties;
•	reliance on third-party services;
•	the loss of key employees;
•	doing business internationally, including the impact of exchange rates;
•	compliance with extensive government regulation;
•	the risk of sanctions imposed by governments, or changes to associated sanction regulations;
•	our ability to effectively apply technology, data and analytics changes for internal operations, maintaining industry standards and meeting client preferences;
•	changes and developments in the insurance industry or the U.S. healthcare system, including those related to Medicare;
•	the inability to protect the Company’s intellectual property rights, or the potential infringement upon the intellectual property rights of others;
•	fluctuations in our pension assets and liabilities;
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

The foregoing list of factors is not exhaustive and new factors may emerge from time to time that could also affect actual performance and results. For more information, please see Part II, Item 1A ‘Risk Factors’ in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K, and our subsequent filings with the SEC, including definitive additional materials, the merger proxy statement and other filings generally applicable to significant transactions and related integrations that are or will be filed with the SEC. Copies are available online at http://www.sec.gov or www.willistowerswatson.com.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

WILLIS TOWERS WATSON

Condensed Consolidated Statements of Comprehensive Income

(In millions of U.S. dollars, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$2,009	$1,989	$6,588	$6,349
Costs of providing services
Salaries and benefits	1,331	1,283	4,088	3,909
Other operating expenses	382	417	1,253	1,247
Depreciation	73	58	238	171
Amortization	108	118	348	368
Transaction and integration expenses	42	6	65	12
Total costs of providing services	1,936	1,882	5,992	5,707
Income from operations	73	107	596	642
Interest expense	(61)	(62)	(184)	(172)
Other income, net	156	55	324	177
INCOME FROM OPERATIONS BEFORE INCOME TAXES	168	100	736	647
Provision for income taxes	(46)	(20)	(199)	(125)
NET INCOME	122	80	537	522
Income attributable to non-controlling interests	(1)	(5)	(17)	(22)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$121	$75	$520	$500

EARNINGS PER SHARE
Basic earnings per share	$0.93	$0.58	$4.01	$3.86
Diluted earnings per share	$0.93	$0.58	$3.99	$3.84

x
Comprehensive income/(loss) before non-controlling interests	$260	$(42)	$511	$405
Comprehensive income attributable to non-controlling interests	(2)	(3)	(17)	(21)
Comprehensive income/(loss) attributable to Willis Towers Watson	$258	$(45)	$494	$384

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON

Condensed Consolidated Balance Sheets

(In millions of U.S. dollars, except share data)

(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$1,647	$887
Fiduciary assets	15,560	13,004
Accounts receivable, net	2,223	2,621
Prepaid and other current assets	484	525
Total current assets	19,914	17,037
Fixed assets, net	997	1,046
Goodwill	11,131	11,194
Other intangible assets, net	3,125	3,478
Right-of-use assets	894	968
Pension benefits assets	1,041	868
Other non-current assets	935	835
Total non-current assets	18,123	18,389
TOTAL ASSETS	$38,037	$35,426
LIABILITIES AND EQUITY
Fiduciary liabilities	$15,560	$13,004
Deferred revenue and accrued expenses	1,733	1,784
Current debt	973	316
Current lease liabilities	143	164
Other current liabilities	811	802
Total current liabilities	19,220	16,070
Long-term debt	4,641	5,301
Liability for pension benefits	1,172	1,324
Deferred tax liabilities	587	526
Provision for liabilities	560	537
Long-term lease liabilities	915	964
Other non-current liabilities	322	335
Total non-current liabilities	8,197	8,987
TOTAL LIABILITIES	27,417	25,057
COMMITMENTS AND CONTINGENCIES
EQUITY (i)
Additional paid-in capital	10,724	10,687
Retained earnings	2,047	1,792
Accumulated other comprehensive loss, net of tax	(2,253)	(2,227)
Treasury shares, at cost, 17,519 shares in 2020 and 2019, and 40,000 shares, €1 nominal value in 2019	(3)	(3)
Total Willis Towers Watson shareholders’ equity	10,515	10,249
Non-controlling interests	105	120
Total equity	10,620	10,369
TOTAL LIABILITIES AND EQUITY	$38,037	$35,426

(i)

Equity includes (a) Ordinary shares $0.000304635 nominal value; Authorized 1,510,003,775; Issued 128,871,332 (2020) and 128,689,930 (2019); Outstanding 128,871,332 (2020) and 128,689,930 (2019); (b) Ordinary shares, €1 nominal value; Authorized and Issued 40,000 shares in 2019; and (c) Preference shares, $0.000115 nominal value; Authorized 1,000,000,000 and Issued none in 2020 and 2019.

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON

Condensed Consolidated Statements of Cash Flows

(In millions of U.S. dollars)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$537	$522
Adjustments to reconcile net income to total net cash from operating activities:
Depreciation	238	171
Amortization	348	368
Non-cash lease expense	110	107
Net periodic benefit of defined benefit pension plans	(142)	(93)
Provision for doubtful receivables from clients	28	12
Provision for/(benefit from) deferred income taxes	55	(44)
Share-based compensation	59	48
Net gain on disposal of operations	(83)	—
Non-cash foreign exchange (gain)/loss	(10)	16
Other, net	(21)	(11)
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable	359	193
Fiduciary assets	(2,453)	(1,342)
Fiduciary liabilities	2,453	1,342
Other assets	(78)	(402)
Other liabilities	(217)	(296)
Provisions	23	29
Net cash from operating activities	1,206	620
CASH FLOWS USED IN INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	(183)	(175)
Capitalized software costs	(49)	(43)
Acquisitions of operations, net of cash acquired	(66)	(1,324)
Net proceeds from sale of operations	212	17
Other, net	(22)	(6)
Net cash used in investing activities	(108)	(1,531)
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net payments on revolving credit facility	—	(41)
Senior notes issued	282	997
Proceeds from issuance of other debt	—	1,100
Debt issuance costs	(2)	(13)
Repayments of debt	(319)	(825)
Repurchase of shares	—	(147)
Proceeds from issuance of shares	8	31
Payments of deferred and contingent consideration related to acquisitions	—	(47)
Cash paid for employee taxes on withholding shares	(14)	(14)
Dividends paid	(259)	(245)
Acquisitions of and dividends paid to non-controlling interests	(27)	(22)
Other, net	(3)	—
Net cash (used in)/from financing activities	(334)	774
INCREASE/(DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	764	(137)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5)	(22)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD (i)	895	1,033
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (i)	$1,654	$874

(i)

As a result of the acquired TRANZACT collateralized facility, cash, cash equivalents and restricted cash included $7 million of restricted cash at September 30, 2020 and 2019 and $8 million at December 31, 2019, which is included within prepaid and other current assets on our condensed consolidated balance sheets. There were no restricted cash amounts held at December 31, 2018.

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON

Condensed Consolidated Statements of Changes in Equity

(In millions of U.S. dollars and number of shares in thousands)

(Unaudited)

	Nine Months Ended September 30, 2020
	Shares outstanding	Additional paid-in capital	Retained earnings	Treasury shares	AOCL (i)	Total WTW shareholders’ equity	Non-controlling interests	Total equity
Balance as of December 31, 2019	128,690	$10,687	$1,792	$(3)	$(2,227)	$10,249	$120	$10,369
Net income	—	—	305	—	—	305	8	313
Dividends declared ($0.68 per share)	—	—	(88)	—	—	(88)	—	(88)
Dividends attributable to non-controlling interests	—	—	—	—	—	—	(1)	(1)
Other comprehensive loss	—	—	—	—	(219)	(219)	(1)	(220)
Issuance of shares under employee stock compensation plans	36	3	—	—	—	3	—	3
Share-based compensation and net settlements	—	9	—	—	—	9	—	9
Foreign currency translation	—	4	—	—	—	4	—	4
Balance as of March 31, 2020	128,726	$10,703	$2,009	$(3)	$(2,446)	$10,263	$126	$10,389
Net income	—	—	94	—	—	94	8	102
Dividends declared ($0.68 per share)	—	—	(88)	—	—	(88)	—	(88)
Dividends attributable to non-controlling interests	—	—	—	—	—	—	(12)	(12)
Other comprehensive income	—	—	—	—	56	56	—	56
Issuance of shares under employee stock compensation plans	37	2	—	—	—	2	—	2
Share-based compensation and net settlements	—	12	—	—	—	12	—	12
Reduction of non-controlling interests (ii)	—	—	—	—	—	—	(1)	(1)
Other	—	(3)	—	—	—	(3)	—	(3)
Foreign currency translation	—	(1)	—	—	—	(1)	—	(1)
Balance as of June 30, 2020	128,763	$10,713	$2,015	$(3)	$(2,390)	$10,335	$121	$10,456
Net income	—	—	121	—	—	121	1	122
Dividends declared ($0.68 per share)	—	—	(89)	—	—	(89)	—	(89)
Dividends attributable to non-controlling interests	—	—	—	—	—	—	(9)	(9)
Other comprehensive income	—	—	—	—	137	137	1	138
Issuance of shares under employee stock compensation plans	108	3	—	—	—	3	—	3
Share-based compensation and net settlements	—	6	—	—	—	6	—	6
Reduction of non-controlling interests (ii)	—	7	—	—	—	7	(9)	(2)
Foreign currency translation	—	(5)	—	—	—	(5)	—	(5)
Balance as of September 30, 2020	128,871	$10,724	$2,047	$(3)	$(2,253)	$10,515	$105	$10,620

_________

(i)	Accumulated other comprehensive loss, net of tax (‘AOCL’).
(ii)	Attributable to the divestiture of businesses that are less than wholly-owned or the acquisition of shares previously owned by minority interest holders.

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

The transaction was approved by the shareholders of both WTW and Aon during meetings of the respective shareholders held on August 26, 2020 and remains subject to other customary closing conditions, including required regulatory approvals. We are required to be in substantial compliance with the Request for Additional Information and Documentary Materials issued by the Antitrust Division of the U.S. Department of Justice on June 29, 2020, referred to as a Second Request. In addition, there are numerous other regulatory approvals and other closing conditions that need to be met. The parties expect the transaction to close in the first half of 2021, subject to satisfaction of these conditions.

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

The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that can be expected for the entire year. The Company experiences seasonal fluctuations of its revenue. Revenue is typically higher during the Company’s first and fourth quarters due primarily to the timing of broking-related activities. The results reflect certain estimates and assumptions made by management, including those estimates used in calculating acquisition consideration and fair value of tangible and intangible assets and liabilities, professional liability claims, estimated bonuses, valuation of billed and unbilled receivables, and anticipated tax liabilities that affect the amounts reported in the condensed consolidated financial statements and related notes.

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

The analysis concluded that the COVID-19 pandemic did not have a material adverse impact to our financial results for the first quarter of 2020; however, we expected that the impact of COVID-19 on general economic activity could negatively impact our revenue and operating results for the remainder of 2020. During the second and third quarters of 2020, while the COVID-19 pandemic did have a negative impact on revenue growth, primarily in our businesses that are discretionary in nature, generally it had no material impact on our overall results.

As part of the significant estimates and assumptions that are inherent in our financial statements, the Company has considered multiple scenarios, with both positive and negative inputs. These inputs are based on client behavior and the economic environment throughout the first nine months of 2020 as COVID-19 has moved throughout the geographies in which we operate. These estimates and assumptions include the collectability of billed and unbilled receivables, the estimation of revenue, and the fair value of our reporting units, tangible and intangible assets and contingent consideration. With regard to collectability of receivables, the Company believes it may face atypical delays in client payments going forward. The demand for certain discretionary lines of business has decreased, and we believe that decrease may continue to impact our financial results in succeeding periods. Non-discretionary lines of business may also be adversely affected, for example reduced economic activity or disruption in insurance markets could reduce the demand for or the extent of insurance coverage. Also, the increased frequency and severity of coverage disputes between our clients and (re)insurers arising out of the pandemic could increase our professional liability risk. We will continue to monitor the situation and assess possible implications to our business and our stakeholders.

The extent to which COVID-19 impacts our business and financial position will depend on future developments, which are difficult to predict. These future developments may include the severity and scope of the COVID-19 outbreak, which may unexpectedly change or worsen, and the types and duration of measures imposed by governmental authorities to contain the virus or address its impact. We continue to expect that the COVID-19 pandemic will negatively impact our revenue and operating results for the remainder of 2020 and beyond. We believe that these trends and uncertainties are similar to those faced by other comparable registrants as a result of the pandemic.

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

During the three months ended June 30, 2020, the Company elected to use the section 163(j) 50 percent business interest limitation for tax years 2019 and 2020. Utilizing this temporary provision, the Company realized a cash tax benefit in 2020 of approximately $37 million for tax years 2019 and 2020. The Company will recognize tax expense of approximately $25 million and $24 million for the 2019 and 2020 tax years, respectively, primarily related to an incremental Base Erosion and Anti-Abuse Tax (‘BEAT’).   During the three and nine months ended September 30, 2020, the Company recorded tax expense of $3 million and $38 million, respectively, relating to the 2019 and 2020 tax years, and expects to recognize the remaining $11 million BEAT expense in the fourth quarter of 2020.

Additionally, the CARES Act offers an employee retention credit to encourage employers to maintain headcounts even if employees cannot report to work because of issues related to COVID-19 as well as a temporary provision allowing companies to defer remitting the employer share of some payroll taxes to the government. The payroll tax provisions of the CARES Act were not material for the nine months ended September 30, 2020 and are currently not expected to be material for calendar year 2020.

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

In August 2020, the SEC issued amendments to its disclosure rules to modernize the requirements in Regulation S-K, Item 101 on description of a business, Item 103 on legal proceedings, and Item 105 on risk factors. These amendments are intended to improve the readability of disclosures, reduce repetition, and eliminate immaterial information, thereby simplifying compliance for registrants and making disclosures more meaningful for investors. The amendments to the disclosure requirements related to a registrant’s description of its business and risk factors are intended to expand the use of a principles-based approach that gives registrants more flexibility to tailor disclosures. The amendments to the disclosure requirements related to legal proceedings continue to reflect the current, more prescriptive approach because those requirements depend less on a registrant’s specific characteristics. Further, additional human capital disclosures are required as part of the amendments to the description of the business. The final rule is effective on November 9, 2020, and the Company will incorporate these changes as part of our annual filing on Form 10-K.

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

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, previous U.S. GAAP required the performance of procedures to determine the fair value at the impairment testing date of assets and liabilities (including unrecognized assets and liabilities) following the procedure that is required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, the amendments under this ASU require the goodwill impairment test to be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU became effective for the Company on January 1, 2020, at which time we adopted it. The amendments in this ASU are applied on a prospective basis. There is no immediate impact to our condensed consolidated financial statements upon adopting this ASU, until such time as the next goodwill impairment test is performed (to be performed as of October 1, 2020 during the fourth quarter). The most recent Step 1 goodwill impairment test resulted in fair values in excess of carrying values for all reporting units at October 1, 2019.

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

A summary of the fair values of the identifiable assets acquired, and liabilities assumed, of TRANZACT at July 30, 2019 are summarized in the following table.

Cash and cash equivalents	$7
Restricted cash	2
Accounts receivable, net	3
Renewal commissions receivable, current (i)	36
Prepaid and other current assets	22
Renewal commissions receivable, non-current (i)	130
Fixed assets	9
Intangible assets	646
Goodwill	718
Right-of-use assets	19
Other non-current assets	2
Collateralized facility	(91)
Other current liabilities	(55)
Deferred tax liabilities, net	(100)
Lease liabilities	(19)
Net assets acquired	$1,329

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

During the nine months ended September 30, 2020, purchase price allocation adjustments were made primarily to adjust the deferred tax liabilities. The purchase price allocation as of the acquisition date is now complete.

Revenue related to TRANZACT was $96 million and $278 million during the three and nine months ended September 30, 2020, respectively.

Other Acquisitions

Other acquisitions were completed during the nine months ended September 30, 2020 for combined cash payments of $74 million and contingent consideration with an estimated fair value of $9 million.

Max Matthiessen Divestiture

In September 2020, the Company completed the transaction to sell its Swedish majority-owned subsidiary MM Holding AB (‘Max Matthiessen’) for total consideration of SEK 2.3 billion ($262 million) plus certain other adjustments, resulting in a tax-exempt gain on the sale of $86 million, which is included in Other income, net in the condensed consolidated statement of operations. Of the total consideration, the Company financed a SEK 600 million ($68 million) note repayable by the purchaser. The note has no fixed term but is repayable subject to certain terms and conditions and bears an interest rate that could range from 5% to 10%, increasing the longer the note remains outstanding. This note receivable is included in Other non-current assets in the condensed consolidated balance sheet. The Company entered into certain foreign currency transactions to hedge the consideration to be received against fluctuations in foreign exchange rates (see Note 8 — Derivative Financial Instruments). Prior to disposal, Max Matthiessen was included within the Investment, Risk and Reinsurance segment.

Note 4 — Revenue

Disaggregation of Revenue

The Company reports revenue by segment in Note 5 — Segment Information. The following tables present revenue by service offering and segment, as well as reconciliations to total revenue for the three and nine months ended September 30, 2020 and 2019. Along with reimbursable expenses and other, total revenue by service offering represents our revenue from customer contracts.

	Three Months Ended September 30,
	HCB		CRB		IRR		BDA		Corporate (i)		Total
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Broking	$62	$58	$592	$589	$178	$175	$100	$55	$—	$—	$932	$877
Consulting	529	545	31	30	99	98	—	—	1	3	660	676
Outsourced administration	126	122	16	17	4	3	126	124	—	—	272	266
Other	77	79	4	1	49	44	—	—	1	1	131	125
Total revenue by service offering	794	804	643	637	330	320	226	179	2	4	1,995	1,944
Reimbursable expenses and other (i)	10	15	—	—	1	2	2	2	(9)	3	4	22
Total revenue from customer contracts	$804	$819	$643	$637	$331	$322	$228	$181	$(7)	$7	$1,999	$1,966
Interest and other income (ii)	2	3	6	14	1	5	—	—	1	1	10	23
Total revenue	$806	$822	$649	$651	$332	$327	$228	$181	$(6)	$8	$2,009	$1,989

	Nine Months Ended September 30,
	HCB		CRB		IRR		BDA		Corporate (i)		Total
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Broking	$216	$195	$1,877	$1,882	$869	$829	$288	$67	$—	$—	$3,250	$2,973
Consulting	1,642	1,696	118	97	287	312	—	—	5	9	2,052	2,114
Outsourced administration	376	346	57	57	10	8	378	373	—	—	821	784
Other	165	182	6	3	187	154	—	—	3	3	361	342
Total revenue by service offering	2,399	2,419	2,058	2,039	1,353	1,303	666	440	8	12	6,484	6,213
Reimbursable expenses and other (i)	36	44	1	—	5	6	7	7	1	12	50	69
Total revenue from customer contracts	$2,435	$2,463	$2,059	$2,039	$1,358	$1,309	$673	$447	$9	$24	$6,534	$6,282
Interest and other income (ii)	14	14	31	30	6	20	—	—	3	3	54	67
Total revenue	$2,449	$2,477	$2,090	$2,069	$1,364	$1,329	$673	$447	$12	$27	$6,588	$6,349

______________

(i)

Reimbursable expenses and other, as well as Corporate revenue, are excluded from segment revenue, but included in total revenue on the condensed consolidated statements of comprehensive income. Amounts included in Corporate revenue may include eliminations and impacts from hedged revenue transactions.

(ii)

Interest and other income is included in segment revenue and total revenue, however it has been presented separately in the above tables because it does not arise directly from contracts with customers.

The following tables present revenue by the geography where our work is performed for the three and nine months ended September 30, 2020 and 2019. Reconciliations to total revenue on our condensed consolidated statements of comprehensive income and to segment revenue are shown in the tables above.

	Three Months Ended September 30,
	HCB		CRB		IRR		BDA		Corporate		Total
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
North America	$465	$482	$287	$288	$96	$88	$224	$179	$1	$4	$1,073	$1,041
Great Britain	120	116	138	139	150	147	—	—	—	—	408	402
Western Europe	129	123	112	105	46	47	—	—	1	—	288	275
International	80	83	106	105	38	38	2	—	—	—	226	226
Total revenue by geography	$794	$804	$643	$637	$330	$320	$226	$179	$2	$4	$1,995	$1,944

	Nine Months Ended September 30,
	HCB		CRB		IRR		BDA		Corporate		Total
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
North America	$1,403	$1,431	$816	$782	$383	$369	$660	$440	$5	$12	$3,267	$3,034
Great Britain	363	354	435	453	678	643	—	—	—	—	1,476	1,450
Western Europe	404	402	483	472	171	167	—	—	3	—	1,061	1,041
International	229	232	324	332	121	124	6	—	—	—	680	688
Total revenue by geography	$2,399	$2,419	$2,058	$2,039	$1,353	$1,303	$666	$440	$8	$12	$6,484	$6,213

Contract Balances

The Company reports accounts receivable, net on the condensed consolidated balance sheet, which includes billed and unbilled receivables and current contract assets. In addition to accounts receivable, net, the Company had the following non-current contract assets and deferred revenue balances at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Billed receivables, net of allowance for doubtful accounts of $43 million and $37 million	$1,550	$1,831
Unbilled receivables	484	434
Current contract assets	189	356
Accounts receivable, net	$2,223	$2,621
Non-current accounts receivable, net	$38	$30
Non-current contract assets	$197	$105
Deferred revenue	$602	$538

During the three and nine months ended September 30, 2020, revenue of $45 million and $447 million, respectively, was recognized that was reflected as deferred revenue at December 31, 2019. During the three months ended September 30, 2020, revenue of $211 million was recognized that was reflected as deferred revenue at June 30, 2020.

During the three and nine months ended September 30, 2020, the Company recognized revenue of $15 million and $32 million, respectively, related to performance obligations satisfied prior to 2020.

Performance Obligations

The Company has contracts for which performance obligations have not been satisfied as of September 30, 2020 or have been partially satisfied as of this date. The following table shows the expected timing for the satisfaction of the remaining performance obligations. This table does not include contract renewals or variable consideration, which was excluded from the transaction prices in accordance with the guidance on constraining estimates of variable consideration.

In addition, in accordance with ASC 606, Revenue From Contracts With Customers (‘ASC 606’), the Company has elected not to disclose the remaining performance obligations when one or both of the following circumstances apply:

•	Performance obligations which are part of a contract that has an original expected duration of less than one year, and
•	Performance obligations satisfied in accordance with ASC 606-10-55-18 (‘right to invoice’).

	Remainder of 2020	2021	2022 onward	Total
Revenue expected to be recognized on contracts as of September 30, 2020	$169	$489	$760	$1,418

Since most of the Company’s contracts are cancellable with less than one year’s notice, and have no substantive penalty for cancellation, the majority of the Company’s remaining performance obligations as of September 30, 2020 have been excluded from the table above.

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

The following table presents segment revenue and segment operating income for our reportable segments for the three months ended September 30, 2020 and 2019.

	Three Months Ended September 30,
	HCB		CRB		IRR		BDA		Total
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Segment revenue	$796	$807	$649	$651	$331	$325	$226	$179	$2,002	$1,962

Segment operating income/(loss)	$209	$214	$81	$81	$28	$31	$(11)	$(21)	$307	$305

The following table presents segment revenue and segment operating income for our reportable segments for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,
	HCB		CRB		IRR		BDA		Total
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Segment revenue	$2,413	$2,433	$2,089	$2,069	$1,359	$1,323	$666	$440	$6,527	$6,265

Segment operating income/(loss)	$582	$587	$343	$312	$424	$392	$(31)	$(67)	$1,318	$1,224

The following table presents reconciliations of the information reported by segment to the Company’s condensed consolidated statements of comprehensive income amounts reported for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Total segment revenue	$2,002	$1,962	$6,527	$6,265
Reimbursable expenses and other	7	27	61	84
Revenue	$2,009	$1,989	$6,588	$6,349

Total segment operating income	$307	$305	$1,318	$1,224
Amortization	(108)	(118)	(348)	(368)
Transaction and integration expenses (i)	(42)	(6)	(65)	(12)
Unallocated, net (ii)	(84)	(74)	(309)	(202)
Income from operations	73	107	596	642
Interest expense	(61)	(62)	(184)	(172)
Other income, net	156	55	324	177
Income from operations before income taxes	$168	$100	$736	$647

(i)	Includes transaction costs related to the proposed Aon combination in 2020 and the TRANZACT acquisition in 2019.
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

Note 6 — Income Taxes

Provision for income taxes for the three and nine months ended September 30, 2020 was $46 million and $199 million, respectively, compared to $20 million and $125 million for the three and nine months ended September 30, 2019, respectively. The effective tax rates were 27.6% and 27.1% for the three and nine months ended September 30, 2020, respectively, and 20.4% and 19.3% for the three and nine months ended September 30, 2019, respectively. These effective tax rates are calculated using extended values from our condensed consolidated statements of comprehensive income and are therefore more precise tax rates than can be calculated from rounded values. The current quarter effective tax rate is higher as a result of the enacted statutory tax rate changes in the U.K., requiring us to remeasure our U.K. deferred tax liabilities and recognize a discrete deferred tax expense of $11 million during the three months ended September 30, 2020. The current year effective tax rate for the nine months ended September 30, 2020 is higher primarily due to tax expense of $38 million recognized in connection with the temporary income tax provisions of the CARES Act. During the second quarter of 2020, the Company elected to utilize the higher section 163(j) 50 percent business interest limitation for tax years 2019 and 2020, which allows the Company to utilize additional interest expense. The utilization of additional interest expense reduces our regular tax liability, reduces our ability to utilize foreign tax credits and creates a base erosion minimum tax expense for these tax years.

On April 7, 2020 the U.S. Department of Treasury finalized regulations on specific aspects of U.S. Tax Reform. During the first quarter ended March 31, 2020, the Company estimated the potential impact of the final regulations and its retroactive application to be between $50 million and $82 million. Subsequently the Company concluded that the final regulations were not applicable. As a result, our remeasurement of the estimated impact resulted in no tax expense being recognized pursuant to this aspect of U.S. Tax Reform during the nine months ended September 30, 2020.

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

The Company records valuation allowances against net deferred tax assets based on whether it is more likely than not that the deferred tax assets will be realized. We have liabilities for uncertain tax positions under ASC 740 of $48 million, excluding interest and penalties. The Company believes the outcomes that are reasonably possible within the next 12 months may result in a reduction in the liability for uncertain tax positions of approximately $4 million to $8 million, excluding interest and penalties.

Note 7 — Goodwill and Other Intangible Assets

The components of goodwill are outlined below for the nine months ended September 30, 2020:

	HCB	CRB	IRR	BDA	Total
Balance at December 31, 2019:
Goodwill, gross	$4,298	$2,309	$1,795	$3,284	$11,686
Accumulated impairment losses	(130)	(362)	—	—	(492)
Goodwill, net - December 31, 2019	4,168	1,947	1,795	3,284	11,194
Goodwill acquired	14	28	—	3	45
Goodwill disposals	(12)	(1)	(117)	—	(130)
Acquisition accounting adjustment	—	—	—	(9)	(9)
Foreign exchange	15	14	2	—	31
Balance at September 30, 2020:
Goodwill, gross	4,315	2,350	1,680	3,278	11,623
Accumulated impairment losses	(130)	(362)	—	—	(492)
Goodwill, net - September 30, 2020	$4,185	$1,988	$1,680	$3,278	$11,131

Other Intangible Assets

The following table reflects changes in the net carrying amounts of the components of finite-lived intangible assets for the nine months ended September 30, 2020:

	Client relationships	Software	Trademark and trade name	Other	Total
Balance at December 31, 2019:
Intangible assets, gross	$4,029	$753	$1,051	$134	$5,967
Accumulated amortization	(1,731)	(551)	(176)	(31)	(2,489)
Intangible assets, net - December 31, 2019	2,298	202	875	103	3,478
Intangible assets acquired	29	—	—	32	61
Intangible asset disposals	(19)	—	—	(47)	(66)
Amortization	(222)	(82)	(33)	(11)	(348)
Foreign exchange	(4)	1	2	1	—
Balance at September 30, 2020:
Intangible assets, gross	3,999	748	1,051	107	5,905
Accumulated amortization	(1,917)	(627)	(207)	(29)	(2,780)
Intangible assets, net - September 30, 2020	$2,082	$121	$844	$78	$3,125

The weighted-average remaining life of amortizable intangible assets at September 30, 2020 was 13.4 years.

The table below reflects the future estimated amortization expense for amortizable intangible assets for the remainder of 2020 and for subsequent years:

Amortization
Remainder of 2020	$107
2021	382
2022	323
2023	270
2024	238
Thereafter	1,805
Total	$3,125

Note 8 — Derivative Financial Instruments

We are exposed to certain foreign currency risks. Where possible, we identify exposures in our business that can be offset internally. Where no natural offset is identified, we may choose to enter into various derivative transactions. These instruments have the effect of reducing our exposure to unfavorable changes in foreign currency rates. The Company’s board of directors reviews and approves policies for managing this risk as summarized below. Additional information regarding our derivative financial instruments can be found in Note 10 — Fair Value Measurements and Note 16 — Accumulated Other Comprehensive Loss.

Foreign Currency Risk

Certain non-U.S. subsidiaries receive revenue and incur expenses in currencies other than their functional currency, and as a result, the foreign subsidiary’s functional currency revenue and/or expenses will fluctuate as the currency rates change. Additionally, the forecasted Pounds sterling expenses of our London brokerage market operations may exceed their Pounds sterling revenue, and the entity with such operations may also hold significant foreign currency asset or liability positions in the condensed consolidated balance sheet. To reduce such variability, we use foreign exchange contracts to hedge against this currency risk.

These derivatives were designated as hedging instruments and at September 30, 2020 and December 31, 2019 had total notional amounts of $429 million and $499 million, respectively, and had a net fair value liability of $3 million and a net fair value asset of $8 million, respectively.

At September 30, 2020, the Company estimates, based on current exchange rates, there will be $5 million of net derivative losses on forward exchange rates reclassified from accumulated other comprehensive loss into earnings within the next twelve months as the forecast transactions affect earnings. At September 30, 2020, our longest outstanding maturity was 1.5 years.

The effects of the material derivative instruments that are designated as hedging instruments on the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2020 and 2019 are below. Amounts pertaining to the ineffective portion of hedging instruments and those excluded from effectiveness testing were immaterial for the three and nine months ended September 30, 2020 and 2019.

	Gain/(loss) recognized in OCI (effective element)
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Forward exchange contracts	$6	$(8)	$(21)	$(10)

Location of loss reclassified from Accumulated OCL into income (effective element)	Loss reclassified from Accumulated OCL into income (effective element)
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue	$(2)	$(1)	$(3)	$(3)
Salaries and benefits	(2)	(1)	(5)	(5)
	$(4)	$(2)	$(8)	$(8)

We also enter into foreign currency transactions, primarily to hedge certain intercompany loans and other balance sheet exposures in currencies other than the functional currency of a given entity. These derivatives are not generally designated as hedging instruments and at September 30, 2020 and December 31, 2019, we had notional amounts of $1.5 billion and $931 million, respectively, and had net fair value assets of $3 million and $21 million, respectively.

The effects of derivatives that have not been designated as hedging instruments on the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2020 and 2019 are as follows:

		Gain/(loss) recognized in income
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments:	Location of gain/(loss) recognized in income	2020	2019	2020	2019
Forward exchange contracts	Other income, net	$5	$6	$(15)	$2

On June 10, 2020, we entered into certain foreign currency transactions to hedge the consideration to be received from the forthcoming divestiture of our Max Matthiessen business (see Note 3 — Acquisitions and Divestitures) against fluctuations in foreign exchange rates. The notional value of these contracts was approximately $273 million, of which approximately $181 million had been designated as a hedge of net investment, on an after-tax basis, against the carrying value of the net assets of Max Matthiessen. The settlement of the hedging instruments resulted in a $1 million loss during the three months ended September 30, 2020, which was included in the net gain on disposal.

Note 9 — Debt

Current debt consists of the following:

	September 30, 2020	December 31, 2019
5.750% senior notes due 2021	$500	$—
3.500% senior notes due 2021	449	—
Current portion of collateralized facility	24	24
Term loan due 2020	—	292
	$973	$316

Long-term debt consists of the following:

	September 30, 2020	December 31, 2019
Revolving $1.25 billion credit facility	$—	$—
Collateralized facility (i)	38	60
5.750% senior notes due 2021	—	499
3.500% senior notes due 2021	—	448
2.125% senior notes due 2022 (ii)	632	604
4.625% senior notes due 2023	249	249
3.600% senior notes due 2024	647	646
4.400% senior notes due 2026	546	546
4.500% senior notes due 2028	595	595
2.950% senior notes due 2029	726	446
6.125% senior notes due 2043	271	271
5.050% senior notes due 2048	395	395
3.875% senior notes due 2049	542	542
	$4,641	$5,301

(i)	At September 30, 2020 and December 31, 2019, the Company had $105 million and $127 million, respectively, of renewal commissions receivables pledged as collateral for this facility.
(ii)	Notes issued in Euro (€540 million)

Senior Notes

On May 29, 2020, the Company, together with its wholly-owned subsidiary, Willis North America Inc. as issuer, completed an offering of an additional $275 million aggregate principal amount of 2.950% senior notes due 2029 (‘2029 senior notes’). Willis North America Inc. previously issued $450 million aggregate principal amount on September 10, 2019 (the ‘Initial Notes’), all of which Initial Notes remain outstanding. The 2029 senior notes will be treated as a single class with, and otherwise identical to, the Initial Notes other than with respect to the date of issuance, the issue price and the amounts paid to holders for each class of note on the first interest payment date. The effective interest rate of the 2029 senior notes is 2.697%, which includes the impact of the premium upon issuance. The 2029 senior notes will mature on September 15, 2029. Interest accrues on the 2029 senior notes from March 15, 2020 and will be paid in cash on March 15 and September 15 of each year, commencing on September 15, 2020. The net proceeds from this offering, after deducting underwriter discounts and commissions and estimated offering expenses, were $280 million (excluding accrued interest on the 2029 senior notes from March 15, 2020 to, but not including, May 29, 2020, of $2 million payable to us on such date). The net proceeds were used to repay $175 million of the full principal amount and related accrued interest under the term loan facility, which was set to expire in July 2020, as well as repay $105 million of borrowings outstanding under the Company’s $1.25 billion revolving credit facility and related accrued interest.

At September 30, 2020 and December 31, 2019, we were in compliance with all financial covenants.

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

The following tables present our assets and liabilities measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019:

		Fair Value Measurements on a Recurring Basis at September 30, 2020
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds / exchange traded funds	Prepaid and other current assets and other non-current assets	$8	$—	$—	$8
Derivatives:
Derivative financial instruments (i)	Prepaid and other current assets and other non-current assets	$—	$7	$—	$7
Liabilities:
Contingent consideration:
Contingent consideration (ii)	Other current liabilities and other non-current liabilities	$—	$—	$31	$31
Derivatives:
Derivative financial instruments (i)	Other current liabilities and other non-current liabilities	$—	$7	$—	$7

		Fair Value Measurements on a Recurring Basis at December 31, 2019
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds / exchange traded funds	Prepaid and other current assets and other non-current assets	$20	$—	$—	$20
Derivatives:
Derivative financial instruments (i)	Prepaid and other current assets and other non-current assets	$—	$32	$—	$32
Liabilities:
Contingent consideration:
Contingent consideration (ii)	Other current liabilities and other non-current liabilities	$—	$—	$17	$17
Derivatives:
Derivative financial instruments (i)	Other current liabilities and other non-current liabilities	$—	$3	$—	$3

(i)	See Note 8 — Derivative Financial Instruments for further information on our derivative investments.
(ii)

Probability weightings are based on our knowledge of the past and planned performance of the acquired entity to which the contingent consideration applies. The fair value weighted-average discount rates used on our material contingent consideration calculations were 9.12% and 10.16% at September 30, 2020 and December 31, 2019, respectively. The range of these discount rates was 3.53% - 13.00% at September 30, 2020. Using different probability weightings and discount rates could result in an increase or decrease of the contingent consideration payable.

The following table summarizes the change in fair value of the Level 3 liabilities:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	September 30, 2020
Balance at December 31, 2019	$17
Obligations assumed	9
Payments	—
Realized and unrealized losses	5
Foreign exchange	—
Balance at September 30, 2020	$31

There were no significant transfers to or from Level 3 in the nine months ended September 30, 2020.

The following tables present our assets and liabilities not measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Long-term note receivable	$67	$67	$—	$—
Liabilities:
Current debt	$973	$996	$316	$319
Long-term debt	$4,641	$5,413	$5,301	$5,694

The carrying values of our revolving credit facility and collateralized facility approximate their fair values. The fair values above are not necessarily indicative of the amounts that the Company would realize upon disposition nor do they indicate the Company’s intent or ability to dispose of the financial instruments. The fair values of our respective senior notes and long-term note receivable are considered Level 2 financial instruments as they are corroborated by observable market data.

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

Components of Net Periodic Benefit (Income)/Cost for Defined Benefit Pension and Post-retirement Welfare Plans

The following table sets forth the components of net periodic benefit (income)/cost for the Company’s defined benefit pension and PRW plans for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020				2019
	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW
Service cost	$18	$4	$5	$—	$17	$3	$5	$—
Interest cost	32	18	4	1	39	23	5	—
Expected return on plan assets	(73)	(63)	(8)	—	(63)	(59)	(7)	—
Settlement	—	—	—	—	—	—	1	—
Amortization of net loss	9	6	—	—	4	5	1	1
Amortization of prior service credit	—	(4)	—	(1)	—	(4)	—	(1)
Net periodic benefit (income)/cost	$(14)	$(39)	$1	$—	$(3)	$(32)	$5	$—

	Nine Months Ended September 30,
	2020				2019
	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW
Service cost	$54	$11	$15	$—	$49	$10	$15	$—
Interest cost	98	54	11	2	118	70	14	2
Expected return on plan assets	(218)	(184)	(25)	—	(190)	(184)	(22)	—
Settlement	2	1	—	—	—	—	1	—
Amortization of net loss	26	17	2	1	14	15	2	1
Amortization of prior service credit	—	(12)	—	(3)	—	(12)	—	(3)
Net periodic benefit (income)/cost	$(38)	$(113)	$3	$—	$(9)	$(101)	$10	$—

Employer Contributions to Defined Benefit Pension Plans

The Company made $40 million of contributions to its U.S. plans for the nine months ended September 30, 2020 and anticipates making no additional contributions over the remainder of the fiscal year. The Company made contributions of $50 million to its U.K. plans for the nine months ended September 30, 2020 and anticipates making additional contributions of $10 million for the remainder of the fiscal year. The Company made contributions of $20 million to its other plans for the nine months ended September 30, 2020 and anticipates making additional contributions of $2 million for the remainder of the fiscal year. During the year, our actual and expected contributions to certain plans have changed. When determining the contributions we expect to make, we consider the funded status of each plan, available cash on hand, expected returns on plan contributions, and in the case of our U.K. plans, negotiations with the plan trustees.

Defined Contribution Plans

The Company made contributions to its defined contribution plans of $39 million and $122 million during the three and nine months ended September 30, 2020, respectively, and $37 million and $115 million during the three and nine months ended September 30, 2019, respectively.
Note 12 — Leases

The following tables present lease costs recorded on our condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Finance lease cost:
Amortization of right-of-use assets	$1	$1	$2	$2
Interest on lease liabilities	—	1	2	3
Operating lease cost	45	45	138	139
Short-term lease cost	1	1	1	1
Variable lease cost	14	13	37	43
Sublease income	(6)	(3)	(16)	(11)
Total lease cost, net	$55	$58	$164	$177

The total lease cost is recognized in different locations in our condensed consolidated statements of comprehensive income. Amortization of the finance lease ROU assets is included in depreciation, while the interest cost component of these finance leases is included in interest expense. All other costs are included in other operating expenses.

Note 13 — Commitments and Contingencies

Indemnification Agreements

Willis Towers Watson has various agreements which provide that it may be obligated to indemnify the other party to the agreement with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business and in connection with the purchase and sale of certain businesses. It is not possible to predict the maximum potential amount of future payments that may become due under these indemnification agreements because of the conditional nature of the Company’s obligations and the unique facts of each particular agreement. However, we do not believe that any potential liability that may arise from such indemnity provisions is probable or material.

Legal Proceedings

In the ordinary course of business, the Company is subject to various actual and potential claims, lawsuits and other proceedings. Some of the claims, lawsuits and other proceedings seek damages in amounts which could, if assessed, be significant. We expect the impact of claims or demands not described below to be immaterial to the Company’s condensed consolidated financial statements. The Company also receives subpoenas in the ordinary course of business and, from time to time, receives requests for information in connection with governmental investigations.

Errors and omissions claims, lawsuits, and other proceedings arising in the ordinary course of business are covered in part by professional indemnity or other appropriate insurance. The terms of this insurance vary by policy year. Regarding self-insured risks, the Company has established provisions which are believed to be adequate in light of current information and legal advice, or, in certain cases, where a range of loss exists, the Company accrues the minimum amount in the range if no amount within the range is a better estimate than any other amount. The Company adjusts such provisions from time to time according to developments. See Note 14 — Supplementary Information for Certain Balance Sheet Accounts for the amounts accrued at September 30, 2020 and December 31, 2019 in the condensed consolidated balance sheets.

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

The Company provides for contingent liabilities based on ASC 450, Contingencies, when it is determined that a liability, inclusive of defense costs, is probable and reasonably estimable. The contingent liabilities recorded are primarily developed actuarially. Litigation is subject to many factors which are difficult to predict, and there can be no assurance that in the event of a material unfavorable result in one or more claims, we will not incur material costs.

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

On August 4, 2020, certain plaintiffs voluntarily dismissed without prejudice the Kent Complaint, the Carter Complaint, and the Stein Complaint. On September 15, 2020, certain plaintiffs voluntarily dismissed without prejudice the Tang Complaint and the Kuznik Complaint.

Willis Towers Watson Merger-Related Securities Litigation

On November 21, 2017, a purported former stockholder of Legacy Towers Watson filed a putative class action complaint on behalf of a putative class consisting of all Legacy Towers Watson stockholders as of October 2, 2015 against the Company, Legacy Towers Watson, Legacy Willis, ValueAct Capital Management (‘ValueAct’), and certain current and former directors and officers of Legacy Towers Watson and Legacy Willis (John Haley, Dominic Casserley, and Jeffrey Ubben), in the United States District Court for the Eastern District of Virginia. The complaint asserted claims against certain defendants under Section 14(a) of the Securities Exchange Act of 1934 (the ‘Exchange Act’) for allegedly false and misleading statements in the proxy statement for the Merger; and against other defendants under Section 20(a) of the Exchange Act for alleged ‘control person’ liability with respect to such allegedly false and misleading statements. The complaint further contended that the allegedly false and misleading statements caused stockholders of Legacy Towers Watson to accept inadequate Merger consideration. The complaint sought damages in an unspecified amount. On February 20, 2018, the court appointed the Regents of the University of California (‘Regents’) as Lead Plaintiff and Bernstein Litowitz Berger & Grossman LLP (‘Bernstein’) as Lead Counsel for the putative class, consolidated all subsequently filed, removed, or transferred actions, and captioned the consolidated action ‘In re Willis Towers Watson plc Proxy Litigation,’ Master File No. 1:17-cv-1338-AJT-JFA. On March 9, 2018, Lead Plaintiff filed an Amended Complaint. On April 13, 2018, the defendants filed motions to dismiss the Amended Complaint, and, on July 11, 2018, following briefing and argument, the court granted the motions and dismissed the Amended Complaint in its entirety. On July 30, 2018, Lead Plaintiff filed a notice of appeal from the court’s July 11, 2018 dismissal order to the United States Court of Appeals for the Fourth Circuit (the ‘Fourth Circuit’), and, on December 6, 2018, the parties completed briefing on the appeal. On May 8, 2019, the parties argued the appeal, and on August 30, 2019, the Fourth Circuit vacated the dismissal order and remanded the case to the Eastern District of Virginia for further proceedings consistent with its decision. On September 13, 2019, the defendants filed a petition for rehearing by the Fourth Circuit en banc, which the Fourth Circuit denied on September 27, 2019. On November 8, 2019, the defendants filed renewed motions to dismiss in the Eastern District of Virginia based upon certain arguments that were advanced in their original motions to dismiss, but undecided by both the district court and the Fourth Circuit. On December 18, 2019, the parties completed briefing on the defendants’ renewed motions, and, on December 20, 2019, the court heard argument on the motions. On January 31, 2020, the court denied the motions. On June 12, 2020, Lead Plaintiff filed a motion for class certification, in connection with which it indicated that it is seeking class-wide damages of approximately $456 million. On September 4, 2020, the court granted Lead Plaintiff’s motion for class certification, certified the putative class, and appointed Lead Plaintiff as the Class Representative for the certified class. On September 18, 2020, the defendants filed a petition with the Fourth Circuit under Rule 23(f) of the Federal Rules of Civil Procedure for permission to appeal the certification order, to which Lead Plaintiff responded on October 1, 2020. The petition is currently pending. On October 16, 2020, the defendants filed motions for summary judgment and to exclude Lead Plaintiff’s proposed experts. Also on October 16, 2020, Lead Plaintiff filed a motion to exclude certain of the defendants’ proposed experts.

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

On March 9, 2018, Regents filed a putative class action complaint on behalf of a putative class of Legacy Towers Watson stockholders against the Company, Legacy Willis, ValueAct, and Messrs. Haley, Casserley, and Ubben, in the Delaware Court of Chancery, captioned The Regents of the University of California v. John J. Haley, et al., C.A. No. 2018-0166. Based on similar allegations as the Eastern District of Virginia action described above, the complaint asserts claims against Mr. Haley for breach of fiduciary duty and against all other defendants for aiding and abetting breach of fiduciary duty. Also on March 9, 2018, Regents filed a motion for consolidation of all pending and subsequently filed Delaware Court of Chancery actions, and for appointment as Lead Plaintiff and for the appointment of Bernstein as Lead Counsel for the putative class. On March 29, 2018, Fort Myers and Alaska responded to Regents’ motion and cross-moved for appointment as Co-Lead Plaintiffs and for the appointment of their counsel, Grant & Eisenhofer P.A. and Kessler Topaz Meltzer & Check, LLP as Co-Lead Counsel. On April 2, 2018, the court consolidated the Delaware Court of Chancery actions and all related actions subsequently filed in or transferred to the Delaware Court of Chancery. On June 5, 2018, the court denied Regents’ motion for appointment of Lead Plaintiff and Lead Counsel and granted Fort Myers’ and Alaska’s cross-motion. On June 20, 2018, Fort Myers and Alaska designated the complaint previously filed by Alaska (the ‘Alaska

Complaint’) as the operative complaint in the consolidated action. On September 14, 2018, the defendants filed motions to dismiss the Alaska Complaint. On October 31, 2018, Fort Myers and Alaska filed an amended complaint, which, based on similar allegations, asserts claims against the former directors of legacy Towers Watson for breach of fiduciary duty and against ValueAct and Mr. Ubben for aiding and abetting breach of fiduciary duty. On January 11, 2019, the defendants filed motions to dismiss the amended complaint, and on March 29, 2019, the parties completed briefing on the motions. The court heard argument on the motions on April 11, 2019 and, on July 25, 2019, dismissed the amended complaint in its entirety. On August 22, 2019, Fort Myers and Alaska filed a notice of appeal (only with respect to Messrs. Haley and Ubben and ValueAct) from the court’s July 25, 2019 dismissal order to the Supreme Court of the State of Delaware. On November 22, 2019, the parties completed briefing on the appeal, which was submitted on April 22, 2020 for decision in lieu of argument. On June 30, 2020, the Supreme Court of the State of Delaware reversed and remanded the case to the Court of Chancery for further proceedings consistent with its decision. On July 27, 2020, Fort Myers and Alaska filed a motion for class certification, which is currently pending. On September 14, 2020, Mr. Haley answered the amended complaint.

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

During the three months ended September 30, 2020, the Company recognized a $15 million litigation provision for loss contingencies relating to these matters based on its ongoing review of a variety of factors. However, given the stage of the proceedings, the Company is unable to provide an estimate of the reasonably possible maximum loss or range of loss in respect to the complaints. The ultimate resolution of these matters, including potential associated insurance recoveries, may differ from the amount provided for. The defendants continue to dispute the allegations and to defend the lawsuits vigorously.

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

On October 28, 2011, the plaintiffs in Troice filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit. Subsequently, Troice, Roland and a third action captioned Troice, et al. v. Proskauer Rose LLP, Civil Action No. 3:09-CV-01600-N, which also was dismissed on the grounds set forth in the Roland decision discussed above and on appeal to the U.S. Court of Appeals for the Fifth Circuit, were consolidated for purposes of briefing and oral argument. Following the completion of briefing and oral argument, on March 19, 2012, the Fifth Circuit reversed and remanded the actions. On April 2, 2012, the defendants-appellees filed petitions for rehearing en banc. On April 19, 2012, the petitions for rehearing en banc were denied. On July 18, 2012, defendants-appellees filed a petition for writ of certiorari with the United States Supreme Court regarding the Fifth Circuit’s reversal in Troice. On January 18, 2013, the Supreme Court granted our petition. Opening briefs were filed on May 3, 2013, and the Supreme Court heard oral argument on October 7, 2013. On February 26, 2014, the Supreme Court affirmed the Fifth Circuit’s decision.

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

On March 31, 2016, the Company entered into a settlement in principle for $120 million relating to this litigation and increased its provisions by $50 million during that quarter. Further details on this settlement in principle are given below.

The settlement is contingent on a number of conditions, including court approval of the settlement and a bar order prohibiting any continued or future litigation against Willis related to Stanford, which may not be given. Therefore, the ultimate resolution of these matters may differ from the accrued amount. The Company continues to dispute the allegations and, to the extent litigation proceeds, to defend the lawsuits vigorously.

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

On September 7, 2016, Plaintiffs filed with the Court a motion to approve the settlement. On October 19, 2016, the Court preliminarily approved the settlement. Several of the plaintiffs in the other actions above objected to the settlement, and a hearing to consider final approval of the settlement was held on January 20, 2017, after which the Court reserved decision. On August 23, 2017, the Court approved the settlement, including the bar orders. Several of the objectors appealed the settlement approval and bar orders to the Fifth Circuit. Oral argument on the appeals was heard on December 3, 2018, and, on July 22, 2019, the Fifth Circuit affirmed the approval of the settlement, including the bar orders. On August 5, 2019, certain of the plaintiff-appellants filed a petition for rehearing by the Fifth Circuit en banc (the ‘Petition’). On August 19, 2019, the Fifth Circuit requested a response to the Petition. On August 29, 2019, the Receiver filed a response to the Petition. On December 19, 2019, the Fifth Circuit granted the Petition (treating it as a petition for panel rehearing), withdrew its July 22, 2019 opinion, and substituted a new opinion that also affirmed the approval of the settlement, including the bar orders. On January 2, 2020, certain of the plaintiff-appellants filed another petition for rehearing by the Fifth Circuit en banc (the ‘Second Petition’), in which the other plaintiff-appellants joined. On January 21, 2020, the Fifth Circuit denied the Second Petition. On June 19, 2020, the plaintiff-appellants filed petitions for writ of certiorari with the United States Supreme Court. On September 10, 2020, the Supreme Court requested responses to the petitions for writ of certiorari, which are currently due by November 12, 2020.

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

Given the status of the above-noted investigations, the Company is currently unable to assess the terms on which they will be resolved, or how any other regulatory matter or civil claims emanating from the conduct being investigated will be resolved, and thus is unable to provide an estimate of the reasonably possible loss or range of loss.

Note 14 — Supplementary Information for Certain Balance Sheet Accounts

Additional details of specific balance sheet accounts are detailed below.

Other non-current assets consists of the following:

	September 30, 2020	December 31, 2019
Prepayments and accrued income	$13	$12
Deferred contract costs	89	76
Deferred compensation plan assets	119	150
Deferred tax assets	81	72
Accounts receivable, net	38	30
Acquired renewal commissions receivable	91	125
Long-term note receivable	67	—
Other investments	20	23
Insurance recovery receivables	115	119
Non-current contract assets	197	105
Other non-current assets	105	123
Total other non-current assets	$935	$835

Provision for liabilities consists of the following:

	September 30, 2020	December 31, 2019
Claims, lawsuits and other proceedings	$481	$456
Other provisions	79	81
Total provision for liabilities	$560	$537

Note 15 — Other Income, Net

Other income, net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Gain on disposal of operations	$85	$—	$83	$—
Net periodic pension and postretirement benefit credits	76	57	227	175
Interest in earnings of associates and other investments	(1)	1	4	18
Foreign exchange (loss)/gain	(2)	(3)	10	(16)
Other	(2)	—	—	—
Other income, net	$156	$55	$324	$177

Note 16 — Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of non-controlling interests and net of tax, are provided in the following tables for the three and nine months ended September 30, 2020 and 2019. These tables exclude amounts attributable to non-controlling interests, which are not material for further disclosure.

	Foreign currency translation (i)		Derivative instruments (i)		Defined pension and post-retirement benefit costs (ii)		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Quarter-to-date activity:
Balance at June 30, 2020 and 2019, respectively	$(698)	$(626)	$(6)	$(4)	$(1,686)	$(1,363)	$(2,390)	$(1,993)
Other comprehensive income/(loss) before reclassifications	119	(120)	5	(5)	—	1	124	(124)
Loss reclassified from accumulated other comprehensive loss (net of income tax benefit of $2 in both 2020 and 2019)	—	—	4	2	9	2	13	4
Net current-period other comprehensive income/(loss)	119	(120)	9	(3)	9	3	137	(120)
Balance at September 30, 2020 and 2019, respectively	$(579)	$(746)	$3	$(7)	$(1,677)	$(1,360)	$(2,253)	$(2,113)

Year-to-date activity:
Balance at December 31, 2019 and 2018, respectively	$(538)	$(616)	$13	$(8)	$(1,702)	$(1,337)	$(2,227)	$(1,961)
Other comprehensive (loss)/income before reclassifications	(41)	(130)	(17)	(6)	2	5	(56)	(131)
Loss reclassified from accumulated other comprehensive loss (net of income tax benefit of $9 in both 2020 and 2019)	—	—	7	7	23	8	30	15
Net current-period other comprehensive income/(loss)	(41)	(130)	(10)	1	25	13	(26)	(116)
Reclassification of tax effects per ASU 2018-02 (iii)	—	—	—	—	—	(36)	—	(36)
Balance at September 30, 2020 and 2019, respectively	$(579)	$(746)	$3	$(7)	$(1,677)	$(1,360)	$(2,253)	$(2,113)

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

Note 17 — Earnings Per Share

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

At September 30, 2020 and 2019, there were 0.4 million and 0.6 million restricted performance-based stock units outstanding, respectively. There were 0.3 million time-based share options outstanding and 0.3 million performance-based options outstanding at both September 30, 2020 and 2019. The Company’s restricted time-based stock units were immaterial at September 30, 2020 and 2019.

Basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income attributable to Willis Towers Watson	$121	$75	$520	$500

Basic average number of shares outstanding	130	130	130	130
Dilutive effect of potentially issuable shares	—	—	—	—
Diluted average number of shares outstanding	130	130	130	130

Basic earnings per share	$0.93	$0.58	$4.01	$3.86
Dilutive effect of potentially issuable shares	—	—	(0.02)	(0.02)
Diluted earnings per share	$0.93	$0.58	$3.99	$3.84

Anti-dilutive options and restricted stock units were immaterial for the three and nine months ended September 30, 2020 and 2019.

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

The transaction was approved by the shareholders of both WTW and Aon during meetings of the respective shareholders held on August 26, 2020 and remains subject to other customary closing conditions, including required regulatory approvals. We are required to be in substantial compliance with the Request for Additional Information and Documentary Materials, referred to as a Second Request, issued by the Antitrust Division of the U.S. Department of Justice on June 29, 2020. The parties expect the transaction to close in the first half of 2021, subject to satisfaction of these conditions.

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

The analysis concluded that the COVID-19 pandemic did not have a material adverse impact to our financial results for the first quarter of 2020; however, we expected that the impact of COVID-19 on general economic activity could negatively impact our revenue and operating results for the remainder of 2020. During the second and third quarters of 2020, while the COVID-19 pandemic did have a negative impact on revenue growth, primarily in our businesses that are discretionary in nature, generally it had no material impact on our overall results.

As part of the significant estimates and assumptions that are inherent in our financial statements, the Company has considered multiple scenarios, with both positive and negative inputs. These inputs are based on client behavior and the economic environment throughout the first nine months of 2020 as COVID-19 has moved throughout the geographies in which we operate. These estimates and assumptions include the collectability of billed and unbilled receivables, the estimation of revenue, and the fair value of our reporting units, tangible and intangible assets and contingent consideration. With regard to collectability of receivables, the Company believes it may face atypical delays in client payments going forward. The demand for certain discretionary lines of business has decreased, and we believe that decrease may continue to impact our financial results in succeeding periods. Non-discretionary lines of business may also be adversely affected, for example reduced economic activity or disruption in insurance markets could reduce the demand for or the extent of insurance coverage. Also, the increased frequency and severity of coverage disputes between our clients and (re)insurers arising out of the pandemic could increase our professional liability risk. We will continue to monitor the situation and assess possible implications to our business and our stakeholders.

The extent to which COVID-19 impacts our business and financial position will depend on future developments, which are difficult to predict. These future developments may include the severity and scope of the COVID-19 outbreak, which may unexpectedly change or worsen, and the types and duration of measures imposed by governmental authorities to contain the virus or address its impact. We continue to expect that the COVID-19 pandemic will negatively impact our revenue and operating results for the remainder of 2020 and beyond. We believe that these trends and uncertainties are similar to those faced by other comparable registrants as a result of the pandemic. See also Part II, Item 1A, ‘Risk Factors’ for a discussion of actual and potential impacts of COVID-19 on our business, clients and operations.

Daily Operations - We continue to closely monitor the spread and impact of COVID-19 while adhering to government health directives. The Company has implemented restrictions on business travel, office access, meetings and events. We have thorough business continuity and incident management processes in place that have been activated, including split team operations and work-from-home protocols for essential workers which continue to be globally effective. We are communicating frequently with clients and critical vendors, while meeting our objectives via remote working capabilities, overseen and coordinated by our incident management response team. While no contingency plan can eliminate all risk of temporary service interruption, we continually assess and update our plans to help mitigate all reasonable risk. As of the date of this filing, we have evaluated and concluded that our work-from-home protocol has not had a significant effect on our internal controls, financial reporting systems or operations.

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

Since the occurrence of Brexit, and while the U.K. has been in a formal transition period, the future trading relationship between the U.K. and E.U. has been under negotiation. However, the outcome and impact of Brexit remains uncertain. The Company has established the process of finalizing appropriate arrangements for the continued servicing of client business in the countries expected to be most affected. For a further discussion of the risks of Brexit to the Company, see Part I, Item 1A ‘Risk Factors’ in our Annual Report on Form 10-K, filed with the SEC on February 26, 2020.

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

With regard to the market for exchanges, we believe that clients base their decisions on a variety of factors that include the ability of the provider to deliver measurable cost savings for clients, a strong reputation for efficient execution and an innovative service delivery model and platform. Part of the employer-sponsored insurance market has matured and become more fragmented while other segments remain in the entry phase. As these market segments continue to evolve, we may experience growth in intervals, with periods of accelerated expansion balanced by periods of modest growth. In recent years, growth in the market for exchanges has slowed, and we expect this trend may continue.

See Part II, Item 1A ‘Risk Factors’ in this Form 10-Q, and Part I, Item 1A ‘Risk Factors’ in our Annual Report on Form 10-K, filed with the SEC on February 26, 2020, for a discussion of risks that may affect our ability to compete.

Financial Statement Overview

The table below sets forth our summarized condensed consolidated statements of comprehensive income and data as a percentage of revenue for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	($ in millions, except per share data)
Revenue	$2,009	100%	$1,989	100%	$6,588	100%	$6,349	100%
Costs of providing services
Salaries and benefits	1,331	66%	1,283	65%	4,088	62%	3,909	62%
Other operating expenses	382	19%	417	21%	1,253	19%	1,247	20%
Depreciation	73	4%	58	3%	238	4%	171	3%
Amortization	108	5%	118	6%	348	5%	368	6%
Transaction and integration expenses	42	2%	6	—%	65	1%	12	—%
Total costs of providing services	1,936		1,882		5,992		5,707
Income from operations	73	4%	107	5%	596	9%	642	10%
Interest expense	(61)	(3)%	(62)	(3)%	(184)	(3)%	(172)	(3)%
Other income, net	156	8%	55	3%	324	5%	177	3%
Provision for income taxes	(46)	(2)%	(20)	(1)%	(199)	(3)%	(125)	(2)%
Income attributable to non-controlling interests	(1)	—%	(5)	—%	(17)	—%	(22)	—%
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$121	6%	$75	4%	$520	8%	$500	8%
Diluted earnings per share	$0.93		$0.58		$3.99		$3.84

Consolidated Revenue

Revenue was $2.0 billion for both the three months ended September 30, 2020 and 2019, with a current year increase of $20 million, or 1%, on an as-reported basis. Adjusting for the impacts of foreign currency and acquisitions and disposals, our organic revenue declined 1% for the three months ended September 30, 2020. While we experienced organic revenue declines in our HCB and CRB segments, in part due to the impact in HCB of the COVID-19 reduction in demand for our discretionary services, they were partially offset by increases in both our IRR segment and our BDA segment, where we experienced new client growth in health and welfare and organic increases from TRANZACT. The revenue from acquisitions related primarily to TRANZACT, which generated revenue of $96 million for the three months ended September 30, 2020. TRANZACT was acquired in July 2019, and as such the majority of this revenue was included in organic results.

Revenue for the nine months ended September 30, 2020 was $6.6 billion, compared to $6.3 billion for the nine months ended September 30, 2019, an increase of $239 million, or 4%, on an as-reported basis. Adjusting for the impacts of foreign currency and acquisitions and disposals, our organic revenue growth was 1% for the nine months ended September 30, 2020. The CRB, IRR and BDA segments had organic revenue growth during the first nine months of the year, while the HCB segment was flat, in part due to the impact of the COVID-19 reduction in demand for our discretionary services. The revenue from acquisitions related primarily to TRANZACT, which generated revenue of $278 million for the nine months ended September 30, 2020.

Our revenue can be materially impacted by changes in currency conversions, which can fluctuate significantly over the course of a calendar year. For the three months ended September 30, 2020, currency translation increased our consolidated revenue by $17 million. For the nine months ended September 30, 2020, currency translation reduced our consolidated revenue by $52 million. The primary currencies driving these changes were the Euro and Pound sterling during the quarter, and the Brazilian Real and the Euro for the nine months.

The following table details our top five markets based on the percentage of consolidated revenue (in U.S. dollars) from the countries where work was performed for the nine months ended September 30, 2020. These figures do not represent the currency of the related revenue, which is presented in the next table.

Geographic Region	% of Revenue
United States	47%
United Kingdom	22%
France	5%
Canada	3%
Germany	3%

The table below details the percentage of our revenue and expenses by transactional currency for the nine months ended September 30, 2020.

Transactional Currency	Revenue	Expenses (i)
U.S. dollars	56%	52%
Pounds sterling	13%	20%
Euro	15%	12%
Other currencies	16%	16%

(i)

These percentages exclude certain expenses for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. These items include amortization of intangible assets and transaction and integration expenses.

The following tables set forth the total revenue for the three and nine months ended September 30, 2020 and 2019 and the components of the change in total revenue for the three and nine months ended September 30, 2020, as compared to the prior year period:

				Components of Revenue Change (i)
			As		Constant
	Three Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2020	2019	Change	Impact	Change	Divestitures	Change
	($ in millions)
Revenue	$2,009	$1,989	1%	1%	—%	1%	(1)%

				Components of Revenue Change (i)
			As		Constant
	Nine Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2020	2019	Change	Impact	Change	Divestitures	Change
	($ in millions)
Revenue	$6,588	$6,349	4%	(1)%	5%	3%	1%

(i)	Components of revenue change may not add due to rounding.

Definitions of Constant Currency Change and Organic Change are included under the section entitled ‘Non-GAAP Financial Measures’ elsewhere within Item 2 of this Form 10-Q.

Segment Revenue

The segment descriptions below should be read in conjunction with the full descriptions of our businesses contained in Part I, Item 1 Business, within our Annual Report on Form 10-K, filed with the SEC on February 26, 2020.

The Company experiences seasonal fluctuations in its revenue. Revenue is typically higher during the Company’s first and fourth quarters due primarily to the timing of broking-related activities.

Impact of the COVID-19 Pandemic on our Segments

The COVID-19 pandemic has had, and is projected to continue to have, an impact on certain of our service offerings. These impacts have been negative in some instances and positive in others, may be material in either event, and primarily impact our revenue. In addition, the potential negative impacts on our results may lag behind the developments to date related to the COVID-19 pandemic. As we originally predicted, we have thus far seen the impact of COVID-19 primarily on our business offerings that are discretionary in nature, like consultative project work; however, most of the services we provide, including broking for various insurance products, compliance and valuation services, risk mitigation and outsourced administration for both pension and health and welfare plans are considered non-discretionary to our clients and recurring in nature. We have seen that these non-discretionary businesses are the least impacted of our offerings and while we expect that trend to continue, our non-discretionary businesses may be adversely affected due to changing demands in the market.

We expect to continue to experience unpredictable volatility in demand around our discretionary services and solutions. Clients may defer or delay decision-making or planned work or seek to terminate existing agreements for these discretionary services and solutions.

We recognize that the broad, global nature of the COVID-19 crisis has impacted the liquidity of our clients generally and may cause us to not meet our original growth estimates for the year. We continue to monitor the global outbreak of the COVID-19 pandemic and take steps to mitigate the risks to us posed by its spread by working with our clients, colleagues, suppliers and other stakeholders. Due to the global breadth of the COVID-19 spread and the range of governmental and community reactions thereto, there is uncertainty around its duration, severity, ultimate impact and the timing of recovery. Therefore, the pandemic could lead to an extended disruption of economic activity, and the impact on our consolidated results of operations, financial position and cash flows, could be material.

Meanwhile, although we cannot predict how long this situation will last, we continue to focus on maintaining a strong balance sheet, liquidity and financial flexibility.

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

The following table sets forth HCB segment revenue for the three months ended September 30, 2020 and 2019, and the components of the change in revenue for the three months ended September 30, 2020 from the three months ended September 30, 2019.

				Components of Revenue Change (i)
			As		Constant
	Three Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2020	2019	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$796	$807	(1)%	1%	(2)%	—%	(2)%

(i)	Components of revenue change may not add due to rounding.

HCB segment revenue for the three months ended September 30, 2020 and 2019 was $796 million and $807 million, respectively. On an organic basis, the global impact of COVID-19 negatively impacted demand in our Talent and Rewards business, causing the majority of the segment’s revenue decline. Health and Benefits delivered moderate revenue growth, driven by increased consulting and brokerage services and continued expansion of our client portfolio for both local and global appointments. In our Retirement and Technology and Administration Solutions businesses, revenue declined modestly as a result of reduced de-risking activity in North America and less project work outside North America.

The following table sets forth HCB segment revenue for the nine months ended September 30, 2020 and 2019, and the components of the change in revenue for the nine months ended September 30, 2020 from the nine months ended September 30, 2019.

				Components of Revenue Change (i)
			As		Constant
	Nine Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2020	2019	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$2,413	$2,433	(1)%	(1)%	—%	—%	—%

(i)	Components of revenue change may not add due to rounding.

HCB segment revenue for both the nine months ended September 30, 2020 and 2019 was $2.4 billion. On an organic basis, the global impact of COVID-19 negatively impacted demand in our Talent and Rewards business. Organically, Health and Benefits delivered moderate revenue growth, driven by increased consulting and brokerage services and continued expansion of our client portfolio for both local and global appointments. In our Retirement and Technology and Administration Solutions businesses revenue grew modestly as a result of increased project work in the first half of the year, primarily in Great Britain and Western Europe.

Corporate Risk and Broking (‘CRB’)

The CRB segment provides a broad range of risk advice, insurance broking and consulting services to our clients worldwide, ranging from small businesses to multinational corporations. The segment delivers integrated global solutions tailored to client needs and underpinned by data and analytics.

The following table sets forth CRB revenue for the three months ended September 30, 2020 and 2019, and the components of the change in revenue for the three months ended September 30, 2020 from the three months ended September 30, 2019.

				Components of Revenue Change (i)
			As		Constant
	Three Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2020	2019	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$649	$651	—%	—%	(1)%	—%	(1)%

(i)	Components of revenue change may not add due to rounding.

CRB segment revenue for the three months ended September 30, 2020 and 2019 was $649 million and $651 million, respectively. On an organic basis, revenue declined in North America due to the non-recurrence of a one-time benefit reflected in the prior year results in connection with a book of business sale. Revenue decreased in Great Britain due to a change in the remuneration model for certain lines of business. This change, which is neutral to operating income, results in lower revenue and an equal reduction to salaries and benefits expense. Absent this change, Great Britain revenue increased, primarily as a result of new business. Both Western Europe and International revenue increased as a result of new business and strong renewals.

The following table sets forth CRB segment revenue for the nine months ended September 30, 2020 and 2019, and the components of the change in revenue for the nine months ended September 30, 2020 from the nine months ended September 30, 2019.

				Components of Revenue Change (i)
			As		Constant
	Nine Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2020	2019	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$2,089	$2,069	1%	(1)%	2%	—%	2%

(i)	Components of revenue change may not add due to rounding.

CRB segment revenue for both the nine months ended September 30, 2020 and 2019 was $2.1 billion. On an organic basis, North America led the segment, followed by Western Europe and International, primarily with new business generation along with strong renewals. The revenue increase was partially offset by a decline in Great Britain, due to a change in the remuneration model for certain lines of business. This change, which is neutral to operating income, results in lower revenue and an equal reduction to salaries and benefits expense. Absent this change, Great Britain revenue increased, primarily as a result of new business.

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

The following table sets forth IRR revenue for the three months ended September 30, 2020 and 2019, and the components of the change in revenue for the three months ended September 30, 2020 from the three months ended September 30, 2019.

				Components of Revenue Change (i)
			As		Constant
	Three Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2020	2019	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$331	$325	2%	2%	—%	(3)%	3%

(i)	Components of revenue change may not add due to rounding.

IRR segment revenue for the three months ended September 30, 2020 and 2019 was $331 million and $325 million, respectively. On an organic basis, most lines of business contributed to the growth. Reinsurance growth was driven by new business wins and favorable renewal factors while Insurance Consulting and Technology revenue grew from technology sales. Max Matthiessen and Investment revenue increased as a result of positive volatility in financial markets. Modest revenue growth in the Investment businesses resulted from client wins and increased project work in the U.K.

In September 2020, the Company sold the Max Matthiessen business (see Part I, Note 3 — Acquisitions and Divestitures within this filing on Form 10-Q for further information).

The following table sets forth IRR segment revenue for the nine months ended September 30, 2020 and 2019, and the components of the change in revenue for the nine months ended September 30, 2020 from the nine months ended September 30, 2019.

				Components of Revenue Change (i)
			As		Constant
	Nine Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2020	2019	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$1,359	$1,323	3%	(1)%	3%	(1)%	4%

(i)	Components of revenue change may not add due to rounding.

IRR segment revenue for the nine months ended September 30, 2020 and 2019 was $1.4 billion and $1.3 billion, respectively. On an organic basis, all lines of business contributed to the growth. Reinsurance and Wholesale growth was driven by new business wins and favorable renewal factors while Insurance Consulting and Technology revenue grew from strong technology sales. Max Matthiessen revenue increased as a result of overall growth in net commissions. Revenue growth in the Investment businesses resulted from client wins.

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

The following table sets forth BDA revenue for the three months ended September 30, 2020 and 2019, and the components of the change in revenue for the three months ended September 30, 2020 from the three months ended September 30, 2019.

				Components of Revenue Change (i)
			As		Constant
	Three Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2020	2019	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$226	$179	26%	—%	26%	19%	6%

(i)	Components of revenue change may not add due to rounding.

BDA segment revenue for the three months ended September 30, 2020 and 2019 was $226 million and $179 million, respectively. BDA’s organic revenue increase was primarily driven by the inclusion of TRANZACT in the organic results beginning in August 2020, with growth across all products. TRANZACT generated $96 million of revenue for the three months ended September 30, 2020. Benefits Outsourcing revenue also grew, driven by its expanded client base in our Health practice.

The following table sets forth BDA segment revenue for the nine months ended September 30, 2020 and 2019, and the components of the change in revenue for the nine months ended September 30, 2020 from the nine months ended September 30, 2019.

				Components of Revenue Change (i)
			As		Constant
	Nine Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2020	2019	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$666	$440	51%	—%	51%	49%	2%

(i)	Components of revenue change may not add due to rounding.

BDA segment revenue for the nine months ended September 30, 2020 and 2019 was $666 million and $440 million, respectively. BDA’s organic revenue growth was primarily driven by the expanded client base of the Benefits Outsourcing business in our Health practice. For the nine months ended September 30, 2020, TRANZACT generated revenue of $278 million.

Costs of Providing Services

Total costs of providing services were $1.9 billion for both the three months ended September 30, 2020 and 2019, an increase of $54 million, or 3%. Total costs of providing services for the nine months ended September 30, 2020 were $6.0 billion, compared to $5.7 billion for the nine months ended September 30, 2019, an increase of $285 million, or 5%. See the following discussion for further details.

Salaries and benefits

Salaries and benefits were $1.3 billion for both the three months ended September 30, 2020 and 2019, an increase of $48 million, or 4%. The increase was primarily a result of higher salaries and incentive accruals as well as additional stock-based compensation expense related to certain awards that are adjusted to fair value each quarter, causing greater expense due to the higher stock price. Salaries and benefits, as a percentage of revenue, increased to 66% for the three months ended September 30, 2020 from 65% for the three months ended September 30, 2019.

Salaries and benefits for the nine months ended September 30, 2020 were $4.1 billion, compared to $3.9 billion for the nine months ended September 30, 2019, an increase of $179 million, or 5%. The increase was primarily a result of higher salaries and incentive accruals along with the inclusion of TRANZACT’s compensation costs in the first half of the current year. Salaries and benefits, as a percentage of revenue, was 62% for both the nine months ended September 30, 2020 and 2019.

Other operating expenses

Other operating expenses for the three months ended September 30, 2020 were $382 million, compared to $417 million for the three months ended September 30, 2019, a decrease of $35 million, or 8%. The decrease was mostly related to lower travel and entertainment and marketing expenses incurred during the period, partially offset by the inclusion of TRANZACT’s operating expenses in the current quarter as well as higher professional liability costs. Other operating expenses for the nine months ended September 30, 2020 were $1.3 billion, compared to $1.2 billion for the nine months ended September 30, 2019, an increase of $6 million. The increase was primarily due to the inclusion of TRANZACT’s operating expenses in the current year as well as higher professional fees, partially offset by lower travel and entertainment, marketing and occupancy costs during the period.

Depreciation

Depreciation for the three months ended September 30, 2020 was $73 million, compared to $58 million for the three months ended September 30, 2019, an increase of $15 million, or 26%. Depreciation for the nine months ended September 30, 2020 was $238 million, compared to $171 million for the nine months ended September 30, 2019, an increase of $67 million, or 39%. Both the quarter-over quarter and year-over-year increases were due to a higher depreciable base of assets resulting from additional assets placed in service during 2019. Also contributing to the year-over-year increase was an additional charge of $35 million which we recognized in the first quarter of 2020 as an acceleration of depreciation related to the abandonment of an internally-developed software asset.

Amortization

Amortization for the three months ended September 30, 2020 was $108 million, compared to $118 million for the three months ended September 30, 2019, a decrease of $10 million, or 8%. Amortization for the nine months ended September 30, 2020 was $348 million, compared to $368 million for the nine months ended September 30, 2019, a decrease of $20 million, or 5%. Our intangible amortization is more heavily weighted to the initial years of the useful lives of the related intangibles, and therefore amortization related to intangible assets purchased prior to our acquisition of TRANZACT will continue to decrease over time. This decrease was partially offset by the additional amortization resulting from the intangible assets related to the TRANZACT acquisition.

Transaction and integration expenses

Transaction and integration expenses for the three months ended September 30, 2020 are comprised of $42 million of mostly transaction costs, consisting primarily of legal fees, related to our proposed combination with Aon, compared to $6 million of transaction costs related to the acquisition of TRANZACT for the three months ended September 30, 2019.

Transaction and integration expenses for the nine months ended September 30, 2020 are comprised of $65 million of transaction costs, consisting primarily of legal fees, related to our proposed combination with Aon and integration expenses related to the acquisition of TRANZACT in 2019, compared to $12 million of transaction costs related to the acquisition of TRANZACT for the nine months ended September 30, 2019.

Income from Operations

Income from operations for the three months ended September 30, 2020 was $73 million, compared to $107 million for the three months ended September 30, 2019, a decrease of $34 million. This decrease resulted mostly from higher salaries and benefits and transaction and integration expenses, partially offset by higher revenue quarter over quarter.

Income from operations for the nine months ended September 30, 2020 was $596 million, compared to $642 million for the nine months ended September 30, 2019, a decrease of $46 million. This decrease resulted mostly from higher salaries and benefits and transaction and integration expenses as well as the additional depreciation related to the asset abandonment noted above, partially offset by higher revenue year over year.

Interest Expense

Interest expense for the three months ended September 30, 2020 was $61 million, compared to $62 million for the three months ended September 30, 2019, a decrease of $1 million, or 2%. Interest expense for the nine months ended September 30, 2020 was $184 million, compared to $172 million for the nine months ended September 30, 2019, an increase of $12 million, or 7%. The year-over- year increase was primarily the result of our additional senior notes offerings during the second half of 2019 and the first half of 2020, and additional indebtedness associated with the TRANZACT acquisition.

Other Income, Net

Other income, net for the three months ended September 30, 2020 was $156 million, compared to $55 million for the three months ended September 30, 2019, an increase of $101 million. Other income, net for the nine months ended September 30, 2020 was $324 million, compared to $177 million for the nine months ended September 30, 2019, an increase of $147 million. The increases for both periods resulted from the net gains on disposals of operations, primarily due to the disposal of our Max Matthiessen business (see Note 3 – Acquisitions and Divestitures in Part I, Item 1 ‘Financial Statements’ in this Form 10-Q), and higher pension income in the current periods.

Provision for Income Taxes

Provision for income taxes for the three months ended September 30, 2020 was $46 million, compared to $20 million for the three months ended September 30, 2019, an increase of $26 million. The effective tax rate was 27.6% for the three months ended September 30, 2020, and 20.4% for the three months ended September 30, 2019. Provision for income taxes for the nine months ended September 30, 2020 was $199 million, compared to $125 million for the nine months ended September 30, 2019, an increase of $74 million. The effective tax rate was 27.1% for the nine months ended September 30, 2020, and 19.3% for the nine months ended September 30, 2019. These effective tax rates are calculated using extended values from our condensed consolidated statements of comprehensive income and are therefore more precise tax rates than can be calculated from rounded values. The current quarter effective tax rate is higher as a result of the enacted statutory tax rate changes in the U.K., requiring us to remeasure our U.K. deferred tax liabilities and recognize a discrete deferred tax expense of $11 million during the three months ended September 30, 2020. The current year effective tax rate is higher primarily due to tax expense of $38 million recognized during the nine months ended September 30, 2020 in connection with the temporary income tax provisions of the CARES Act. During the second quarter of 2020 the Company elected to utilize the higher section 163(j) 50 percent business interest limitation for tax years 2019 and 2020 which allows the Company to utilize additional interest expense. The utilization of additional interest expense reduces our regular tax liability, reduces our ability to utilize foreign tax credits and creates a base erosion minimum tax expense for these tax years.

Net Income Attributable to Willis Towers Watson

Net income attributable to Willis Towers Watson for the three months ended September 30, 2020 was $121 million, compared to $75 million for the three months ended September 30, 2019, an increase of $46 million, or 61%. This increase was driven by the disposal of our Max Matthiessen business, partially offset by higher compensation-related costs.

Net income attributable to Willis Towers Watson for the nine months ended September 30, 2020 was $520 million, compared to $500 million for the nine months ended September 30, 2019, an increase of $20 million, or 4%. This increase was driven primarily by the inclusion of TRANZACT’s operating results for the period, the disposal of our Max Matthiessen business and additional pension income, partially offset by higher compensation-related costs and additional depreciation related to an asset abandonment.

Liquidity and Capital Resources

Executive Summary

Our principal sources of liquidity are funds generated by operating activities, available cash and cash equivalents and amounts available under our revolving credit facilities and any new debt offerings, subject to the limitations set forth in the Aon combination agreement.

In the first nine months of 2020, the COVID-19 pandemic has contributed to significant volatility in financial markets, including occasional declines in equity markets, changes in interest rates and reduced liquidity on a global basis. Specific to Willis Towers Watson, we believe this has had, and will continue to have, a negative impact on discretionary work we perform for our clients. We also believe this may impact future cash collections from clients, particularly those in certain harder-hit industries. We have also reduced our spending on travel and associated expenses and third-party contractors, and have the ability to reduce spending on discretionary projects and certain capital expenditures.

In May 2020, the Company, together with its wholly-owned subsidiary, Willis North America Inc., as issuer, completed an offering of an additional $275 million aggregate principal amount of 2.950% senior notes due 2029. Willis North America Inc. previously issued $450 million aggregate principal amount in September 2019, all of which remain outstanding. Net proceeds of $280 million (excluding accrued interest on this recent offering from March 15, 2020 to, but not including, May 29, 2020, of $2 million payable to us on such date) were used to repay $175 million of the full principal amount and related accrued interest under our term loan facility, which was set to expire in July 2020, as well as repay $105 million of borrowings outstanding under our $1.25 billion revolving credit facility and related accrued interest.

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

Cash and Cash Equivalents

Our cash and cash equivalents at September 30, 2020 totaled $1.6 billion, compared to $887 million at December 31, 2019. The increase in cash from December 31, 2019 to September 30, 2020 was primarily due to positive cash flows from our improved working capital position during the nine months ended September 30, 2020 and from the proceeds from the disposal of our Max Matthiessen business.

Additionally, we had all of the borrowing capacity available to draw against our $1.25 billion revolving credit facility at both September 30, 2020 and December 31, 2019.

Included within cash and cash equivalents at September 30, 2020 and December 31, 2019 are amounts held for regulatory capital adequacy requirements, including $114 million at both balance sheet dates presented, held within our regulated U.K. entities.

Summarized Condensed Consolidated Cash Flows

The following table presents the summarized condensed consolidated cash flow information for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
	(in millions)
Net cash from/(used in):
Operating activities	$1,206	$620
Investing activities	(108)	(1,531)
Financing activities	(334)	774
INCREASE/(DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	764	(137)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5)	(22)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD (i)	895	1,033
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (i)	$1,654	$874

(i)

As a result of the acquired TRANZACT collateralized facility, cash, cash equivalents and restricted cash included $7 million of restricted cash at September 30, 2020 and 2019 and $8 million at December 31, 2019, which is included within prepaid and other current assets on our condensed consolidated balance sheets. There were no restricted cash amounts held at December 31, 2018.

Cash Flows From Operating Activities

Cash flows from operating activities were $1.2 billion for the nine months ended September 30, 2020, compared to $620 million for the nine months ended September 30, 2019. The $1.2 billion of net cash from operating activities for the nine months ended September 30, 2020 included net income of $537 million, $582 million of non-cash adjustments, as well as favorable changes in operating assets and liabilities of $87 million. This increase in cash flows from operations as compared to the prior year was primarily due to positive cash flows from our improved working capital position for the nine months ended September 30, 2020 as compared to September 30, 2019.

The $620 million of net cash from operating activities for the nine months ended September 30, 2019 included net income of $522 million and $574 million of non-cash adjustments, partially offset by changes in operating assets and liabilities of $476 million.

Cash Flows Used In Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2020 and 2019 were $108 million and $1.5 billion, respectively. The current year period was primarily driven by capital expenditures and capitalized software additions, and an acquisition during the first quarter of 2020. These outflows were partially offset by proceeds from sale of operations, primarily resulting from the disposal of our Max Matthiessen business. The prior year period was primarily driven by the acquisition of TRANZACT during the third quarter of 2019, coupled with capital expenditures and capitalized software additions.

Cash Flows (Used In)/From Financing Activities

Cash flows used in financing activities for the nine months ended September 30, 2020 were $334 million. The significant financing activities included dividend payments of $259 million and net debt-related payments of $39 million.

Cash flows from financing activities for the nine months ended September 30, 2019 were $774 million. The most significant financing activities included net debt-related proceeds of $1.2 billion, which were partially offset by dividend payments of $245 million, and share repurchases of $147 million.

Indebtedness

Total debt, total equity, and the capitalization ratios at September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020	December 31, 2019
	($ in millions)
Long-term debt	$4,641	$5,301
Current debt	973	316
Total debt	$5,614	$5,617

Total Willis Towers Watson shareholders’ equity	$10,515	$10,249

Capitalization ratio	34.8%	35.4%

At September 30, 2020, our mandatory debt repayments over the next twelve months include $500 million outstanding on our 5.750% senior notes due 2021, $450 million outstanding on our 3.500% senior notes due 2021 and $24 million outstanding on our collateralized facility assumed as part of our acquisition of TRANZACT.

At September 30, 2020 and December 31, 2019, we were in compliance with all financial covenants.

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

At September 30, 2020 and December 31, 2019, we had fiduciary funds of $4.1 billion and $3.4 billion, respectively.

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

During the nine months ended September 30, 2020, the Company had no share repurchase activity. With regards to certain prohibitions under the transaction agreement in connection with our pending business combination with Aon, the board of directors does not expect to repurchase any shares during the remainder of 2020.

At September 30, 2020, approximately $500 million remained on the current repurchase authority. The maximum number of shares that could be repurchased based on the closing price of our ordinary shares on September 30, 2020 of $208.82 was 2,394,407.

Capital Commitments

Capital expenditures for fixed assets and software for internal use were $183 million during the nine months ended September 30, 2020. The Company estimates that there will be additional such expenditures of approximately $57 million during the remainder of 2020. We currently expect cash from operations to adequately provide for these cash needs. There have been no material changes to our capital commitments since December 31, 2019.

Dividends

Total cash dividends of $259 million were paid during the nine months ended September 30, 2020. In August 2020, the board of directors approved a quarterly cash dividend of $0.68 per share ($2.72 per share annualized rate), which was paid on October 15, 2020 to shareholders of record as of September 30, 2020.

Off-Balance Sheet Arrangements and Contractual Obligations

Off-Balance Sheet Transactions

See Part II, Item 7 ‘Off-Balance Sheet Arrangements and Contractual Obligations’ in our Annual Report on Form 10-K, filed with the SEC on February 26, 2020, for a discussion pertaining to off-balance sheet transactions.

Contractual Obligations

There have been no material changes to our contractual obligations since we filed our Annual Report on Form 10-K with the SEC on February 26, 2020.

Supplemental Guarantor Financial Information

As of September 30, 2020, Willis Towers Watson has issued the following debt securities (the ‘notes’):

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

Each member of the Obligor group has only a stockholder’s claim on the assets of the non-guarantor subsidiaries. This stockholder’s claim is junior to the claims that creditors have against those non-guarantor subsidiaries. Holders of the notes will only be creditors of the Obligor group and not creditors of the non-guarantor subsidiaries. As a result, all of the existing and future liabilities of the non-guarantor subsidiaries, including any claims of trade creditors and preferred stockholders, will be structurally senior to the notes. As of and for the periods ended September 30, 2020 and December 31, 2019, the non-guarantor subsidiaries represented substantially all of the total assets and accounted for substantially all of the total revenue of the Company prior to consolidating adjustments. The non-guarantor subsidiaries have other liabilities, including contingent liabilities that may be significant. Each indenture does not contain any limitations on the amount of additional debt that the Obligor group and the non-guarantor subsidiaries may incur. The amounts of this debt could be substantial, and this debt may be debt of the non-guarantor subsidiaries, in which case this debt would be effectively senior in right of payment to the notes.

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

Intercompany balances and transactions between members of the Obligor group have been eliminated. All intercompany balances and transactions between the Obligor group and the non-guarantor subsidiaries have been presented in the disclosures below on a net presentation basis, rather than a gross basis, as this better reflects the nature of the intercompany positions and presents the funding or funded position that is to be received or owed.  The intercompany balances and transactions between the Obligor group and non-guarantor subsidiaries, presented below, relate to a number of items including loan funding for acquisitions and other purposes, transfers of surplus cash between subsidiary companies, funding provided for working capital purposes, settlement of expense accounts, transactions related to share-based payment arrangements and share issuances, intercompany royalty arrangements, intercompany dividends and intercompany interest. At September 30, 2020 and December 31, 2019, the intercompany balances of the Obligor group with non-guarantor subsidiaries were net receivables of $0.5 billion and $4.3 billion, respectively, and net payables of $8.0 billion and $3.5 billion, respectively.

No balances or transactions of non-guarantor subsidiaries are presented in the disclosures other than the intercompany items noted above.

Presented below is certain summarized financial information for the Obligor group.

	As of September 30, 2020	As of December 31, 2019
	(in millions)
Total current assets	$198	$1,210
Total non-current assets	677	3,436
Total current liabilities	5,452	3,993
Total non-current liabilities	8,476	5,387

Nine months ended September 30, 2020
(in millions)
Revenue	$199
Loss from operations	(6)
Loss from operations before income taxes (i)	(376)
Net loss	(295)
Net loss attributable to Willis Towers Watson	(295)

(i) Includes intercompany expense, net of the Obligor group from non-guarantor subsidiaries of $30 million for the nine months ended September 30, 2020.

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

Reconciliations of the reported changes to the constant currency and organic changes for the three and nine months ended September 30, 2020 from the three and nine months ended September 30, 2019 are as follows:

				Components of Revenue Change (i)
			As		Constant
	Three Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2020	2019	Change	Impact	Change	Divestitures	Change
	($ in millions)
Revenue	$2,009	$1,989	1%	1%	—%	1%	(1)%

				Components of Revenue Change (i)
			As		Constant
	Nine Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2020	2019	Change	Impact	Change	Divestitures	Change
	($ in millions)
Revenue	$6,588	$6,349	4%	(1)%	5%	3%	1%

(i)	Components of revenue change may not add due to rounding.

Adjusting for the impacts of foreign currency and acquisitions and disposals in the calculation of our organic activity, our revenue declined 1% for the three months ended September 30, 2020. While we experienced organic revenue declines in our HCB and CRB segments, in part due to the impact in HCB of the COVID-19 reduction in demand for our discretionary services, they were partially offset by increases in our IRR segment and in our BDA segment, in which the increase was driven by new client growth in health and welfare and organic increases from TRANZACT across all product lines.

Adjusting for the impacts of foreign currency and acquisitions and disposals in the calculation of our organic activity, our revenue growth was 1% for the nine months ended September 30, 2020. The CRB, IRR and BDA segments had organic revenue growth during the first nine months of the year, while the HCB segment was flat, in part due to the impact in HCB of the COVID-19 reduction in demand for our discretionary services.

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

Reconciliations of income from operations to adjusted operating income for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Income from operations	$73	$107	$596	$642
Adjusted for certain items:
Abandonment of long-lived asset	—	—	35	—
Amortization	108	118	348	368
Transaction and integration expenses	42	6	65	12
Provision for significant litigation	15	—	15	—
Adjusted operating income	$238	$231	$1,059	$1,022

Income from operations margin	3.6%	5.4%	9.0%	10.1%
Adjusted operating income margin	11.8%	11.6%	16.1%	16.1%

Adjusted operating income increased for the three months ended September 30, 2020 to $238 million, from $231 million for the three months ended September 30, 2019. This increase resulted mostly from higher revenue quarter over quarter and lower other operating expenses, partially offset by higher salaries and benefits expense.

Adjusted operating income increased for the nine months ended September 30, 2020 as compared to 2019. This increase resulted primarily from the inclusion of TRANZACT’s operating results for the period, partially offset by higher salaries and benefits expense.

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

Reconciliations of net income to adjusted EBITDA for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
NET INCOME	$122	$80	$537	$522
Provision for income taxes	46	20	199	125
Interest expense	61	62	184	172
Depreciation (i)	73	58	238	171
Amortization	108	118	348	368
Transaction and integration expenses	42	6	65	12
Provision for significant litigation	15	—	15	—
Gain on disposal of operations	(85)	—	(83)	—
Adjusted EBITDA	$382	$344	$1,503	$1,370

Net income margin	6.1%	4.0%	8.2%	8.2%
Adjusted EBITDA margin	19.0%	17.3%	22.8%	21.6%

(i)	Includes abandonment of long-lived asset of $35 million for the nine months ended September 30, 2020.

Adjusted EBITDA for the three months ended September 30, 2020 was $382 million, compared to $344 million for the three months ended September 30, 2019. This increase resulted mostly from higher revenue quarter over quarter, lower other operating expenses, and higher pension income in the current period, partially offset by higher salaries and benefits expense.

Adjusted EBITDA for the nine months ended September 30, 2020 was $1.5 billion, compared to $1.4 billion for the nine months ended September 30, 2019. This increase resulted primarily from the inclusion of TRANZACT’s operating results for the period and higher pension income in the current period, partially offset by higher salaries and benefits expense.

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

Reconciliations of net income attributable to Willis Towers Watson to adjusted diluted earnings per share for the three months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,
	2020	2019
	($ in millions)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$121	$75
Adjusted for certain items:
Amortization	108	118
Transaction and integration expenses	42	6
Provision for significant litigation	15	—
Gain on disposal of operations	(85)	—
Tax effect on certain items listed above (i)	(31)	(29)
Tax effect of the CARES Act	3	—
Adjusted net income	$173	$170

Weighted-average shares of common stock — diluted	130	130

Diluted earnings per share	$0.93	$0.58
Adjusted for certain items (ii):
Amortization	0.83	0.91
Transaction and integration expenses	0.32	0.05
Provision for significant litigation	0.12	—
Gain on disposal of operations	(0.65)	—
Tax effect on certain items listed above (i)	(0.24)	(0.23)
Tax effect of the CARES Act	0.02	—
Adjusted diluted earnings per share	$1.33	$1.31

(i)	The tax effect was calculated using an effective tax rate for each item.
(ii)	Per share values and totals may differ due to rounding.

Our adjusted diluted earnings per share increased for the three months ended September 30, 2020 as compared to the prior year primarily due to higher revenue driven by our BDA and IRR segments, partially offset by higher salaries and benefits expense.

Reconciliations of net income attributable to Willis Towers Watson to adjusted diluted earnings per share for the nine months ended September 30, 2020 and 2019 are as follows:

	Nine Months Ended September 30,
	2020	2019
	($ in millions)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$520	$500
Adjusted for certain items:
Abandonment of long-lived asset	35	—
Amortization	348	368
Transaction and integration expenses	65	12
Provision for significant litigation	15	—
Gain on disposal of operations	(83)	—
Tax effect on certain items listed above (i)	(96)	(90)
Tax effect of the CARES Act	38	—
Adjusted net income	$842	$790

Weighted-average shares of common stock — diluted	130	130

Diluted earnings per share	$3.99	$3.84
Adjusted for certain items (ii):
Abandonment of long-lived asset	0.27	—
Amortization	2.67	2.82
Transaction and integration expenses	0.50	0.09
Provision for significant litigation	0.12	—
Gain on disposal of operations	(0.64)	—
Tax effect on certain items listed above (i)	(0.74)	(0.69)
Tax effect of the CARES Act	0.29	—
Adjusted diluted earnings per share	$6.47	$6.06

(i)	The tax effect was calculated using an effective tax rate for each item.
(ii)	Per share values and totals may differ due to rounding.

Our adjusted diluted earnings per share increased for the nine months ended September 30, 2020 as compared to the prior year primarily due to the inclusion of TRANZACT’s operating results.

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

Reconciliations of income from operations before income taxes to adjusted income before taxes and provision for income taxes to adjusted income taxes for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($ in millions)
INCOME FROM OPERATIONS BEFORE INCOME TAXES	$168	$100	$736	$647
Adjusted for certain items:
Abandonment of long-lived asset	—	—	35	—
Amortization	108	118	348	368
Transaction and integration expenses	42	6	65	12
Provision for significant litigation	15	—	15	—
Gain on disposal of operations	(85)	—	(83)	—
Adjusted income before taxes	$248	$224	$1,116	$1,027

Provision for income taxes	$46	$20	$199	$125
Tax effect on certain items listed above (i)	31	29	96	90
Tax effect of the CARES Act	(3)	—	(38)	—
Adjusted income taxes	$74	$49	$257	$215

U.S. GAAP tax rate	27.6%	20.4%	27.1%	19.3%
Adjusted income tax rate	30.0%	22.2%	23.1%	21.0%

(i)	The tax effect was calculated using an effective tax rate for each item.

Our U.S. GAAP tax rates were 27.6% and 20.4% for the three months ended September 30, 2020 and 2019, respectively, and 27.1% and 19.3% for the nine months ended September 30, 2020 and 2019, respectively. The current quarter effective tax rate is higher as a result of the enacted statutory tax rate changes in the U.K., requiring us to remeasure our U.K. deferred tax liabilities and recognize a discrete deferred tax expense of $11 million during the three months ended September 30, 2020. The current year effective tax rate is higher primarily due to tax expense of $38 million recognized during the nine months ended September 30, 2020 in connection with the temporary income tax provisions of the CARES Act. During the second quarter of 2020 the Company elected to utilize the higher section 163(j) 50 percent business interest limitation for tax years 2019 and 2020 which allows the Company to utilize additional interest expense. The utilization of additional interest expense reduces our regular tax liability, reduces our ability to utilize foreign tax credits and creates a base erosion minimum tax expense for these tax years.

Our adjusted income tax rates were 30.0% and 22.2% for the three months ended September 30, 2020 and 2019, respectively, and 23.1% and 21.0% for the nine months ended September 30, 2020 and 2019, respectively. The adjusted income tax rate for the current quarter is higher than the U.S. GAAP rate due to the tax-exempt divestiture of Max Matthiessen.

Free Cash Flow

Free cash flow is defined as cash flows from operating activities less cash used to purchase fixed assets and software for internal use. Free cash flow is a liquidity measure and is not meant to represent residual cash flow available for discretionary expenditures.

Management believes that free cash flow presents the core operating performance and cash generating capabilities of our business operations.

Reconciliations of cash flows from operating activities to free cash flow for the nine months ended September 30, 2020 and 2019 are as follows:

	Nine Months Ended September 30,
	2020	2019
	(in millions)
Cash flows from operating activities	$1,206	$620
Less: Additions to fixed assets and software for internal use	(183)	(175)
Free cash flow	$1,023	$445

The favorable movement in free cash flows in 2020 was primarily due to positive cash flows from our improved working capital position driven by effective management of discretionary spending for the nine months ended September 30, 2020 as compared to September 30, 2019.

Critical Accounting Policies and Estimates

There were no material changes from the Critical Accounting Policies and Estimates disclosed in our 2019 Annual Report on Form 10-K, filed with the SEC on February 26, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have considered changes in our exposure to market risks during the nine months ended September 30, 2020 and have determined that there have been no material changes to our exposure to market risks from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 26, 2020. However, we have provided the following information to supplement or update our disclosures on our Form 10-K.

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

As of September 30, 2020, the Company’s primary exposure is its $1.25 billion revolving credit facility maturing in 2022 and its collateralized facility assumed as part of its acquisition of TRANZACT, which are both priced using rates tied to LIBOR. We anticipate renegotiating the revolving credit facility prior to the potential LIBOR quotation termination date and will renegotiate, or repay, the collateralized facility prior to the end of 2021. In addition, the Company and its subsidiaries have entered into various intercompany notes indexed to LIBOR. The Company expects to amend or replace the LIBOR-based intercompany notes as necessary to reflect new market benchmarks for the relevant loan currencies prior to the 2021 deadline.

We are currently evaluating the LIBOR-related risks that may be inherent elsewhere in our business and are monitoring for further proposals and guidance from the ARRC and other alternative-rate initiatives, with the expectation that we will be prepared for the termination and replacement of the LIBOR benchmarks.

Interest Income on Fiduciary Funds

As described in our Form 10-K, we are exposed to interest rate risk. Specifically, as a result of our operating activities, we receive cash for premiums and claims which we deposit in short-term investments denominated in U.S. dollars and other currencies. We earn interest on these funds, which is included in our condensed consolidated financial statements as interest income. These funds are regulated in terms of access and the instruments in which they may be invested, most of which are short-term in maturity. At September 30, 2020, we held $3.0 billion of fiduciary funds invested in interest-bearing accounts. If short-term interest rates increased or decreased by 25 basis points, interest earned on these invested fiduciary funds, and therefore our interest income recognized, would increase or decrease by approximately $7 million on an annualized basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2020, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (‘CEO’) and the Chief Financial Officer (‘CFO’), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined by Exchange Act Rule 13a-15(e). Based upon that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures are effective in ensuring that the information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the CEO and the CFO, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As part of ongoing activities focused on improving efficiencies and optimizing its resources, the Company completed the outsourcing of a portion of its information technology resources to a third party. These arrangements were made in order to gain efficiencies of scale, reduce costs and improve overall operational effectiveness. They were not considered to be material to our internal controls framework and were not made in response to any identified deficiency or weakness in the Company’s internal control over financial reporting.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Although most of our employees who are involved in our financial reporting processes and controls are working remotely due to the COVID-19 pandemic, we have not experienced any specific impact to our internal controls over financial reporting. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1 regarding our legal proceedings is incorporated by reference herein from Part I, Item 1 Note 13 — Commitments and Contingencies - Legal Proceedings of the notes to the condensed consolidated financial statements in this Form 10-Q for the quarter ended September 30, 2020.

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

COVID-19 risks magnify other risks discussed in this report and any of our SEC filings. For example, the effectiveness of external parties, including governmental and non-governmental organizations, in combating the spread and severity of COVID-19 could have a material impact on demand for our business. In addition, steps taken by market counterparties such as (re)insurance carriers to limit their exposures to COVID-19 and related risks could have an impact on their willingness to provide or renew coverage for our clients on historical terms and pricing, which could again impact demand for our business. Coverage disputes arising out of the pandemic could also increase our professional liability risk by increasing the frequency and severity of allegations by others that, in the course of providing services, we have committed errors or omissions for which we should have liability.  Also, travel restrictions have caused the postponement, modification or cancellation of various conferences and meetings around the world and adversely impacted sales activity. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on our business. Nevertheless, COVID-19 presents material uncertainty and risk with respect to demand for our products and services.

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

On March 9, 2020, the Company announced that it had entered into a business combination agreement with Aon. The proposed transaction with Aon entails important risks, including, among others: the risk that we are unable to obtain the requisite regulatory approvals or satisfy all of the other conditions required to consummate the proposed transaction on the proposed terms and schedule, if at all; the risk that we and Aon are unable to successfully integrate our combined operations and employees and realize the proposed transaction’s benefits, including potential synergies, or that we are unable to realize such benefits at the times and to the extent anticipated or that results are different from those contained in forecasts when made; the risk that transaction and/or integration costs or dis-synergies are greater than expected, including as a result of conditions regulators put on any approvals of the transaction; the potential impact of the announcement and/or consummation of the proposed transaction on relationships, including with employees, suppliers, clients and competitors; the risk that we and/or the combined company will not have the ability to hire and retain key personnel; the risk that management’s attention is diverted from other matters; the risks posed by changes in general economic, business and political conditions, including changes in the financial markets and any epidemic, pandemic or disease outbreaks; the risk of potential litigation associated with the proposed transaction and the risk that litigation associated with the proposed combination affects the combination or the business otherwise; the fact that the business combination agreement subjects the Company to various significant restrictions on its operations between signing and closing (including, among others, with respect to share repurchases, the incurrence of debt above thresholds or the acquisition or disposition of assets above specified thresholds, or specified changes to compensation and benefit programs); the risk of disruptions from the proposed transaction that impact our and/or Aon’s business, including current plans and operations; the risk posed by extensive government regulation on our business and/or the business of the combined company; the risk of adverse effects on the market price of Aon’s and the Company’s securities and on Aon’s and the Company’s operating results for any reason; and other risks described in the Company’s SEC filings, including definitive additional materials, the merger proxy statement and other filings generally applicable to significant transactions and related integrations that are or will be filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2020, no shares were issued by the Company without registration under the Securities Act of 1933, as amended.

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

During the nine months ended September 30, 2020, there was no share repurchase activity. With regards to certain prohibitions under the transaction agreement in connection with our pending business combination with Aon, the board of directors does not expect to repurchase any shares during the remainder of 2020.

At September 30, 2020 the maximum number of shares that may yet be purchased under the existing stock repurchase plan is 2,394,407, with approximately $500 million remaining on the current open-ended repurchase authority granted by the board. An estimate of the maximum number of shares under the existing authorities was determined using the closing price of our ordinary shares on September 30, 2020 of $208.82.

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

Willis Towers Watson Public Limited Company
(Registrant)

/s/ John J. Haley		October 29, 2020
Name:	John J. Haley	Date
Title:	Chief Executive Officer

/s/ Michael J. Burwell		October 29, 2020
Name:	Michael J. Burwell	Date
Title:	Chief Financial Officer

/s/ Susan D. Davies		October 29, 2020
Name:	Susan D. Davies	Date
Title:	Principal Accounting Officer and Controller