Form 10-K
period 2020-12-31
WILLIS TOWERS WATSON PLC
filed 2021-02-23
CIK 1140536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐      No  ☑

The aggregate market value of the voting common equity held by non-affiliates of the Registrant, computed by reference to the last reported price at which the Registrant’s common equity was sold on June 30, 2020 (the last day of the Registrant’s most recently completed second quarter) was $25,185,382,470.

As of February 18, 2021, there were outstanding 128,970,531 ordinary shares, nominal value $0.000304635 per share, of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III will be incorporated by reference in accordance with Instruction G(3) to Form 10-K no later than 120 days after the end of the Company’s fiscal year.

WILLIS TOWERS WATSON

INDEX TO FORM 10-K

For the year ended December 31, 2020

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

‘Gras Savoye’	GS & Cie Groupe SAS

‘Miller’	Miller Insurance Services LLP and its subsidiaries

‘TRANZACT’	CD&R TZ Holdings, Inc. and its subsidiaries, doing business as TRANZACT
‘U.S.’	United States

‘U.K.’	United Kingdom

‘Brexit’	The United Kingdom’s exit from the European Union, which occurred on January 31, 2020.

‘E.U.’	European Union or European Union 27 (the number of member countries following the United Kingdom’s exit)

‘U.S. GAAP’	United States Generally Accepted Accounting Principles

‘FASB’	Financial Accounting Standards Board

‘ASU’	Accounting Standards Update

‘ASC’	Accounting Standards Codification

‘SEC’	United States Securities and Exchange Commission

Disclaimer Regarding Forward-looking Statements

We have included in this document ‘forward-looking statements’ within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, that address activities, events or developments that we expect or anticipate may occur in the future, including such things as our outlook, the impact of the COVID-19 pandemic on our business, our pending business combination with Aon plc, future capital expenditures, ongoing working capital efforts, future share repurchases, financial results (including our revenue), the impact of changes to tax laws on our financial results, existing and evolving business strategies and acquisitions and dispositions, demand for our services and competitive strengths, goals, the benefits of new initiatives, growth of our business and operations, our ability to successfully manage ongoing organizational and technology changes, including investments in improving systems and processes, and plans and references to future successes, including our future financial and operating results, plans, objectives, expectations and intentions are forward-looking statements. Also, when we use words such as ‘may,’ ‘will,’ ‘would,’ ‘anticipate,’ ‘believe,’ ‘estimate,’ ‘expect,’ ‘intend,’ ‘plan,’ ‘probably,’ or similar expressions, we are making forward-looking statements. Such statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. All forward-looking disclosure is speculative by its nature.

A number of risks and uncertainties that could cause actual results to differ materially from the results reflected in these forward-looking statements are identified under ‘Risk Factors’ in Item 1A of this Annual Report on Form 10-K. These statements are based on assumptions that may not come true and are subject to significant risks and uncertainties.

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of these assumptions, and therefore also the forward-looking statements based on these assumptions, could themselves prove to be inaccurate. Given the significant uncertainties inherent in the forward-looking statements included in this Annual Report on Form 10-K, our inclusion of this information is not a representation or guarantee by us that our objectives and plans will be achieved.

Our forward-looking statements speak only as of the date made and we will not update these forward-looking statements unless the securities laws require us to do so. With regard to these risks, uncertainties and assumptions, the forward-looking events discussed in this document may not occur, and we caution you against unduly relying on these forward-looking statements.

PART I.

ITEM 1. BUSINESS

The discussion of the general development of our business in this Item 1 Business provides an update on the material changes to our business since our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 26, 2020 (the ‘2019 Form 10-K’), which included a complete description of our business as of December 31, 2019. We incorporate herein the description of our business, including as specified in the discussion in this Item 1 below, by reference to the 2019 Form 10-K, available at https://www.sec.gov/Archives/edgar/data/0001140536/000156459020006736/wltw-10k_20191231.htm#ITEM_1_BUSINESS

The Company

Willis Towers Watson is a leading global advisory, broking and solutions company that helps clients around the world turn risk into a path for growth. Willis Towers Watson has more than 46,000 employees and services clients in more than 140 countries. We design and deliver solutions that manage risk, optimize benefits, cultivate talent and expand the power of capital to protect and strengthen institutions and individuals. We believe our unique perspective allows us to see the critical intersections between talent, assets and ideas - the dynamic formula that drives business performance.

Our clients operate on a global and local scale in a multitude of businesses and industries throughout the world and generally range in size from large, major multinational corporations to middle-market domestic and international companies. Our clients include many of the world’s leading corporations, including approximately 93% of the FTSE 100, 91% of the Fortune 1000, and 91% of the Fortune Global 500 companies. We also advise the majority of the world’s leading insurance companies. We work with major corporations, emerging growth companies, governmental agencies and not-for-profit institutions in a wide variety of industries, with many of our client relationships spanning decades. No one client accounted for a significant concentration of revenue in each of the years ended December 31, 2020, 2019 and 2018. We place insurance with more than 2,500 insurance carriers, none of which individually accounted for a significant concentration of the total premiums we placed on behalf of our clients in 2020, 2019 or 2018.

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

The transaction was approved by the shareholders of both WTW and Aon during meetings of the respective shareholders held on August 26, 2020 and remains subject to other customary closing conditions, including required regulatory approvals. The antitrust regulatory review of the transaction remains ongoing. In addition, there are numerous other regulatory approvals and other closing conditions that need to be met. The parties expect the transaction to close in the first half of 2021, subject to satisfaction of these conditions.

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

Impact of COVID-19

The COVID-19 pandemic negatively affected our revenue and operating results during 2020, and we expect that it will continue to have an impact on our financial condition and results of operations in the near term and may have a substantial and negative impact on our financial condition, liquidity, and results of operations in future periods. For information regarding the impact of COVID-19 on our business and measures we have taken in response, see Item 7 ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risks and Uncertainties of the COVID-19 Pandemic’ and Item 1A ‘Risk Factors-Strategic, Operational and Technology Risks-We have been impacted by the COVID-19 pandemic and may be substantially and negatively impacted by it in the future.’

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

Through these strategies we aim to accelerate revenue, cash flow, earnings before interest, taxes, depreciation and amortization (‘EBITDA’), and earnings growth, and to generate compelling returns for investors, by delivering tangible growth in revenue.

Principal Services

We manage our business across four integrated reportable operating segments: Human Capital and Benefits; Corporate Risk and Broking; Investment, Risk and Reinsurance; and Benefits Delivery and Administration. Below are the percentages of revenue generated by each segment for each of the years ended December 31, 2020, 2019 and 2018.

	Year ended December 31,
	2020	2019	2018
Human Capital and Benefits	35%	37%	38%
Corporate Risk and Broking	32%	33%	34%
Investment, Risk and Reinsurance	18%	18%	19%
Benefits Delivery and Administration	15%	12%	9%

Human Capital and Benefits

For a description of our Human Capital and Benefits (‘HCB’) segment, see the link above to the 2019 Form 10-K, and see ‘Human Capital and Benefits’ within Part I, Item 1 Business in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 26, 2020. There have been no material updates to the description of our HCB segment since the 2019 Form 10-K.

Corporate Risk and Broking

The Willis Towers Watson Corporate Risk and Broking (‘CRB’) segment provides a broad range of risk advice, insurance brokerage and consulting services to clients worldwide ranging from small businesses to multinational corporations, and places more than $20 billion of premiums into the insurance markets on an annual basis. The segment delivers integrated global solutions tailored to client needs and underpinned by data and analytics through a balanced matrix of global lines of business across all of the Company’s regions. The global lines of business as of December 31, 2020 are:

Property and Casualty — Property and Casualty provides property and liability insurance brokerage services across a wide range of industries and segments including real estate, healthcare and retail. We also arrange insurance products and services for our affinity client partners to offer to their customers, employees, or members alongside, or in addition to, their principal business offerings.

Aerospace — Aerospace provides specialist expertise to the aerospace and space industries. Our aerospace business provides insurance broking, risk management services, contractual and technical advisory expertise to aerospace clients worldwide, including the world’s leading airlines, aircraft manufacturers, air cargo handlers and other airport and general aviation companies. The specialist InSpace team is also prominent in providing insurance and risk management services to the space industry.

Construction — Our Construction business provides services that include insurance broking, claims, loss control and specialized risk advice for a wide range of construction projects and activities. Clients include contractors, project owners, public entities, project managers, consultants and financiers, among others.

Facultative — Facultative capabilities exist for each of CRB’s offerings to serve as a broker or intermediary for insurance companies seeking to arrange reinsurance solutions across various classes of risk for their clients, some of which may also be broking clients of Willis Towers Watson. The Facultative team also works closely with our treaty reinsurance business to structure reinsurance solutions that deliver capital and strategic benefits to insurance company clients.

Financial, Executive and Professional Risks (‘FINEX’) — FINEX encompasses all financial and executive risks, delivering client solutions that range from management and professional liability, employment practices liability, crime, cyber and M&A-related insurances to risk consulting and advisory services. Specialist teams provide risk consulting and risk transfer solutions to a broad spectrum of clients across a multitude of industries, as well as the financial and professional service sectors.

Financial Solutions — Financial Solutions provides insurance broking services and specialized risk advice related to credit, surety, terrorism and political risk to clients that range from corporate to professional services firms and financial institutions including, but not limited to, banks, export credit agencies, multilaterals/development finance institutions, private equity funds and special purpose vehicles.

Marine — Marine provides specialist expertise to the maritime and logistics industries. Our Marine business provides insurance broking services related to hull and machinery, cargo, protection and indemnity, fine art and general marine liabilities, among others. Our Marine clients include, but are not limited to, ship owners and operators, shipbuilders, logistics operations, port authorities, traders, shippers, exhibitors and secure transport companies.

Natural Resources — Our Natural Resources practice encompasses the oil, gas and chemicals, mining and metals, power and utilities and renewable energy sectors. It provides sector-specific risk transfer solutions and insights, which include insurance broking, risk engineering, contractual reviews, wording analysis and claims management.

Investment, Risk and Reinsurance

For a description of our Investment, Risk and Reinsurance (‘IRR’) segment, see the link above to the 2019 Form 10-K, and see ‘Investment, Risk and Reinsurance’ within Part I, Item 1 Business in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 26, 2020. There have been no material updates to the description of our IRR segment since the 2019 Form 10-K other than the information provided below.

In September 2020, the Company sold its Max Matthiessen business, which was included within the IRR segment. See Note 3 — Acquisitions and Divestitures within Item 8 of this Annual Report on Form 10-K for further information.

Benefits Delivery and Administration

For a description of our Benefits Delivery and Administration (‘BDA’) segment, see the link above to the 2019 Form 10-K, and see ‘Benefits Delivery and Administration’ within Part I, Item 1 Business in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 26, 2020. There have been no material updates to the description of our BDA segment since the 2019 Form 10-K.

Human Capital

Our success depends on our ability to attract, retain and motivate qualified personnel. The number of employees by segment for the year ended December 31, 2020 is approximated below:

December 31, 2020
Human Capital and Benefits	14,800
Corporate Risk and Broking	13,200
Investment, Risk and Reinsurance	4,100
Benefits Delivery and Administration	6,700
Corporate and Other	7,300
Total Employees	46,100

The number of employees by geography as of the year ended December 31, 2020 is approximated below:

December 31, 2020
North America	16,700
Great Britain	8,200
Western Europe	7,700
International	13,500
Total Employees	46,100

At December 31, 2020, Willis Towers Watson’s global workforce was 53.8% female and 46.2% male, and global and senior leadership was 27.7% female. Our Board of Directors was 33.3% female, including the Compensation Committee Chairman.  Voluntary turnover (rolling 12-month attrition) was 11.3% in 2020 compared to 11.2% in 2019.

Inclusion and Diversity — We believe that a culture of inclusion and diversity (‘I&D’) is critical to our business. I&D has a direct impact on our ability to grow and excel.

Our enterprise-wide I&D priorities include the following:

•	Build a robust pipeline for underrepresented talent;
•	Meaningfully increase the level of overall diversity – including the number of women and underrepresented groups – in leadership; and
•	Promote an inclusive culture, one that respects each other's differences and celebrates what's unique about each of us.

A key underlying theme of these priorities is a sharpened focus on our female talent and a goal to increase gender balance in leadership levels across the company. This focus directly supports the statement Willis Towers Watson made when we joined the Paradigm for Parity® (‘P4P’) coalition in 2016. P4P is committed to reaching gender parity in leadership by 2030.

Our Operating Committee members have I&D objectives as part of their individual performance component, comprising 20% of their short-term incentive awards. In 2020, we continued to make progress increasing female representation in leadership roles to 27.7% (26.5% in 2019). Furthermore, female representation in our global workforce increased from 53.3% in 2019 to 53.8% in 2020.

Each year our leaders cascade I&D-focused objectives throughout the organization, and we continue to look for ways to ensure an objective and fair process that mitigates human biases in all of our talent programs and processes. Examples of our I&D activities include:

•

Our global I&D council, sponsored by our Chief Executive Officer and by our Chief Administrative Officer and Head of Human Resources, sets the standard for our I&D initiatives globally. It is driven by regional I&D councils that provide local perspectives and help to translate our global priorities into actions within each region

•

Our inclusion networks are designed to engage our talent and better connect us to each other, our clients and the communities in which we work and live. Current inclusion networks include: Gender Equity, LGBT+, Multicultural, Workability (Asia, North America and the U.K.), and Young Professionals (Asia, the U.K. and Western Europe)

Total Rewards — Willis Towers Watson invests significant resources in our most important asset – our colleagues. Our aim is to provide colleagues with pay-for-performance, benefits that support good health and a balanced life, as well as the ability to plan for the future, and a range of opportunities for professional development and career growth.

Our Total Rewards program aims to ensure that colleagues are protected in the event of accident or illness, have sufficient paid time off and have the opportunity to accumulate capital for personal needs and retirement. We also aim to provide flexibility at work, including modified work arrangements and schedules (e.g. flex time, part-time, work-from-home) that enable and support colleagues to stay focused on their clients and business needs, while balancing personal commitments.

COVID-19 Response: Health, Safety and Wellbeing — We mobilized incident management teams to ensure employee safety and client service continuity in the early stage of the COVID-19 pandemic. Most of our colleagues began working remotely through technology enhancements, full access to flexible work-life arrangements and open communication. We continued to collect feedback and well-being ideas to help our colleagues adapt, and chartered a multi-faceted team to develop a structured approach to the ‘new normal.’ Recognizing colleagues’ varied situations, their feedback was sought on these efforts. The June all-colleague engagement survey, with high participation, showed strong support for our efforts, with over 90% of staff feeling connected to their teams, having adequate access to their managers and appreciating the flexibility. Work has since shifted to ‘reimagining the workplace,’ using lessons from the crisis to define the evolving role offices will play in how our work is done. For information regarding the impact of COVID-19 on our business and additional measures we have taken in response, see Item 7 ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risks and Uncertainties of the COVID-19 Pandemic.’ In addition, risks relating to COVID-19 and other human resources risks are discussed under Item 1A ‘Risk Factors’.

Competition

For a description of our competition, see the link above to the 2019 Form 10-K, and see ‘Competition’ within Part I, Item 1 Business in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 26, 2020.

Regulation

For a description of the regulations under which we operate, see the link above to the 2019 Form 10-K, and see ‘Regulation’ within Part I, Item 1 Business in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 26, 2020.

Information about Executive Officers of the Registrant

The executive officers of the Company as of February 23, 2021 were as follows:

Nicolas Aubert (age 55) - Mr. Aubert has served as Head of Great Britain at Willis Towers Watson since January 4, 2016, and as the CEO of Willis Limited, the Company’s U.K. insurance and reinsurance broking subsidiary, since September 30, 2015.  Since 2020, Mr. Aubert also has served as the UK Branch Director of Willis Towers Watson’s Belgian entity, Willis Towers Watson SA/NV.  Prior to his appointment as Head of Great Britain in January 2015, Mr. Aubert served as CEO of Willis GB, the operating segment of Willis Group Holdings that included Willis’ London specialty businesses and facultative business, and the retail insurance business in Great Britain. Since 2016, Mr. Aubert has served as Chair and immediate Past Chair of the London Market Group (‘LMG’), remaining a member of LMG’s board, President and immediate Past President of the Insurance Institute of London. Mr. Aubert has also served on the Executive Committee of the London & International Brokers Association and is a member of TheCityUK’s Advisory Council. Prior to joining Willis, Mr. Aubert served as the Chief Operating Officer of American International Group (‘AIG’) in Europe, the Middle East and Africa, and formerly as the Managing Director of AIG in the U.K. After joining AIG in June 2002 to lead AIG France, Mr. Aubert served in various other senior management positions, including Managing Director of Southern Europe, where he oversaw operations in 12 countries, including Israel. Prior to AIG, Mr. Aubert worked in various leadership positions at ACE, CIGNA, GAN and started his career at GENERALI. He holds specialized master’s degrees in insurance law (DESS Assurances) from Pantheon-Sorbonne University of Paris and from Institut des Assurances de Paris (Université Paris-Dauphine) and an M.B.A. from the French High Insurance Studies Center.

Anne D. Bodnar (age 64) - Ms. Bodnar has served as Chief Administrative Officer and Head of Human Resources since May 31, 2019. Prior to that, she served as Chief Human Resources Officer at Willis Towers Watson since January 4, 2016. Previously, Ms. Bodnar served on Towers Watson’s Management Committee since January 2015 and as Towers Watson’s Chief Administrative Officer since January 1, 2010. Ms. Bodnar previously served as Managing Director of HR at Towers Perrin beginning in 2001. From 1995 to 2000, Ms. Bodnar led Towers Perrin’s recruiting and learning and development efforts. Prior to that, she was a strategy consultant in Towers Perrin’s Human Capital business. Earlier in her career, Ms. Bodnar held several operational and strategic planning roles at what is now JPMorgan Chase. Additionally, Ms. Bodnar published a chapter entitled ‘HR as a Strategic Partner’ in Human Resources Leadership Strategies: Fifteen Ways to Enhance HR Value in Your Company. She was elected to the YWCA’s Academy of Women Achievers in 1999. Ms. Bodnar graduated cum laude and Phi Beta Kappa from Smith College and has an M.B.A. from Harvard Business School.

Michael J. Burwell (age 57) - Mr. Burwell has served as Chief Financial Officer of Willis Towers Watson since October 3, 2017. Before joining Willis Towers Watson, Mr. Burwell spent over 30 years at PricewaterhouseCoopers LLP (‘PwC’), where he served in various senior leadership roles, including, most recently, as a Senior Partner driving transformation activities with various clients across industries since 2016. Prior to that, Mr. Burwell served as Vice Chairman, Global and US Transformation Leader from 2012 to 2016, as Vice Chairman, US Operations Leader, and Chief Financial Officer from 2007 to 2012, and as Leader of the Transaction Services practice from 2005 to 2007. During his initial time at PwC, Mr. Burwell served 11 years in the assurance practice working on numerous audit clients. He has a bachelor’s degree in business administration from Michigan State University and is a certified public accountant. In 2010, he was named Michigan State University’s Alumnus of the Year.

Matthew S. Furman (age 51) - Mr. Furman has served as General Counsel at Willis Towers Watson since January 4, 2016. Previously, Mr. Furman served as Executive Vice President and Group General Counsel at Willis Group Holdings, where he was a member of the Operating Committee since April 2015. From 2007 until March 2015, Mr. Furman was Senior Vice President, Group General Counsel-Corporate and Governance, and Corporate Secretary for The Travelers Companies, Inc. From 2000 until 2007, Mr. Furman was an attorney at Goldman, Sachs & Co. in New York, where he was Vice President and Associate General Counsel in the finance and corporate legal group. Prior to that, he was in private practice, with almost six years’ experience at Simpson Thacher & Bartlett in New York. Mr. Furman also serves as a Trustee of the Jewish Theological Seminary and previously served as a Director of the Legal Aid Society and a member of the U.S. Securities and Exchange Commission’s Investor Advisory Committee, where he served on the Executive Committee and chaired the Market Structure Subcommittee. He holds a bachelor’s degree from Brown University and a law degree from Harvard Law School.

Adam L. Garrard (age 55) - Mr. Garrard has served as Head of Corporate Risk and Broking since August 14, 2019. Prior to that, he served as Head of International at Willis Towers Watson since January 4, 2016. Previously, Mr. Garrard served as Chief Executive Officer for Willis Group Holdings in Asia since September 2012. Prior to that, Mr. Garrard served as Chief Executive Officer for Willis in Europe since January 2009, Chief Executive Officer for Willis in Australasia since May 2005 and Chief Executive Officer for Asia since January 2002. Mr. Garrard has resided in Singapore, Shanghai, Sydney and London while undertaking his Chief Executive Officer roles. After graduating from De Montfort University with a bachelor’s degree in Business Administration in 1992, Mr. Garrard joined SBJ Stephenson Insurance Brokers before joining Willis in 1994.

Julie J. Gebauer (age 59) - Ms. Gebauer has served as Head of Human Capital & Benefits at Willis Towers Watson since January 4, 2016. Previously, Ms. Gebauer served as Managing Director of Towers Watson’s Talent and Rewards business segment since January 1, 2010. Beginning in 2002, Ms. Gebauer served as a Managing Director of Towers Perrin and led Towers Perrin’s global Workforce Effectiveness practice and the global Towers Perrin-International Survey Research Corporation line of business. Ms. Gebauer was a member of Towers Perrin’s Board of Directors from 2003 through 2006. She joined Towers Perrin in 1986 as a consultant and held several leadership positions at Towers Perrin, serving as the Managing Principal for the New York office from 1999 to 2001 and the U.S. East Region Leader for the Human Capital Group from 2002 to 2006. Ms. Gebauer is a Fellow of the Society of Actuaries. Ms. Gebauer graduated Phi Beta Kappa and with high distinction from the University of Nebraska-Lincoln with a bachelor’s degree in mathematics and was designated a Chancellor’s Scholar.

Joseph Gunn (age 50) - Mr. Gunn has served as Head of North America at Willis Towers Watson since October 27, 2016. Previously, Mr. Gunn served as the regional director for the Northeast region of Willis Towers Watson where he led the business in both Metro New York and New England since January 4, 2016. Prior to that, Mr. Gunn served as the National Partner for the Northeast Region at Willis North America since July 2009, and before that, as the Chief Growth Officer for Willis North America and regional executive officer for the South Central region of Willis North America since August 2006. Before joining Willis in 2004, Mr. Gunn led the Client Development team of Marsh & McLennan for the North Texas operations and served as a senior relationship officer on several large accounts. Mr. Gunn serves as a member of the board of trustees of Big Brothers Big Sisters of New York. He holds a bachelor’s degree in political science from Florida State University.

John J. Haley (age 71) - Mr. Haley has served as Chief Executive Officer and Director at Willis Towers Watson since January 4, 2016. Previously, Mr. Haley served as the Chief Executive Officer and Chairman of the Board of Directors of Towers Watson since January 1, 2010, and as President since October 3, 2011. Prior to that, Mr. Haley served as President and Chief Executive Officer of Watson Wyatt beginning on January 1, 1999, as Chairman of the Board of Watson Wyatt beginning in 1999 and as a director of Watson Wyatt beginning in 1992. Mr. Haley joined Watson Wyatt in 1977. Prior to becoming President and Chief Executive Officer of Watson Wyatt, he was the Global Director of the Benefits group at Watson Wyatt. Mr. Haley is a Fellow of the Society of Actuaries and a member of the American Academy of Actuaries and the Conference of Consulting Actuaries. He is also a co-author of Fundamentals of Private Pensions (University of Pennsylvania Press). Additionally, Mr. Haley serves on the board of MAXIMUS, Inc., a provider of health and human services program management, consulting services and system solutions, and previously served on the board of Hudson Global, Inc., an executive search, specialty staffing and related consulting services firm. He has an A.B. in mathematics from Rutgers College and studied under a fellowship at the Graduate School of Mathematics at Yale University.

Carl A. Hess (age 59) - Mr. Hess has served as Head of Investment, Risk and Reinsurance since October 27, 2016.  Previously, Mr. Hess served as the Co-Head of North America at Willis Towers Watson since January 4, 2016. Prior to that, Mr. Hess served as Managing Director, The Americas of Towers Watson since February 1, 2014, and before that, he served as the Managing Director of Towers Watson’s Investment business since January 1, 2010. Before his service at Towers Watson, Mr. Hess worked in a variety of roles for over 20 years at Watson Wyatt, lastly as Global Practice Director of Watson Wyatt’s Investment business. Mr. Hess is a Fellow of the Society of Actuaries and the Conference of Consulting Actuaries and a Chartered Enterprise Risk Analyst. He has a bachelor’s degree cum laude in logic and language from Yale University.

Anne Pullum (age 38) - Ms. Pullum has served as Head of Western Europe since May 31, 2019. Prior to that, she served as the Chief Administrative Officer and Head of Strategy and Innovation at Willis Towers Watson since October 27, 2016. Beginning on January 4, 2016, Ms. Pullum served as Willis Towers Watson’s Head of Strategy, where she has played a key role in determining the Company’s strategy and worked across all business segments and functional areas. Previously, Ms. Pullum served as the Head of Strategy for Willis Group since May 2014.  Before joining Willis, Ms. Pullum worked at McKinsey & Company, where she served financial services and natural resource clients since October 2010. Prior to that, Ms. Pullum conducted economic research at Greenspan Associates in Washington, D.C. and served as an analyst in the Goldman Sachs Equities Division in London. Ms. Pullum holds an M.B.A. from INSEAD and a bachelor’s degree in international economics from Georgetown University’s School of Foreign Service.

Gene H. Wickes (age 68) - Mr. Wickes has served as the Head of Benefits Delivery and Administration at Willis Towers Watson since April 1, 2016. Prior to that, Mr. Wickes served as an Executive Sponsor of the combined Willis Towers Watson Merger integration team since January 4, 2016. Previously, he served as the Managing Director of the Benefits business segment of Towers Watson from January 1, 2010 until the closing of the Willis Towers Watson merger. Prior to that, he served as the Global Director of the Benefits practice of Watson Wyatt beginning in 2005 and as a member of Watson Wyatt’s Board of Directors from 2002 to 2007. Mr. Wickes was Watson Wyatt’s Global Retirement Practice Director in 2004 and the U.S. West Division’s Retirement Practice Leader from 1997 to 2004. Mr. Wickes joined Watson Wyatt in 1996 as a senior consultant and consulting actuary. Prior to joining Watson Wyatt, he spent 18 years with Towers Perrin, where he assisted organizations with welfare, retirement, and executive benefit issues. Mr. Wickes is a Fellow of the Society of Actuaries and a member of the Conference of Consulting Actuaries, and he has a B.S. in mathematics and economics, an M.S. in mathematics and an M.S. in economics, all from Brigham Young University.

Board of Directors

A list of the members of the Board of Directors of the Company and their principal occupations is provided below:

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

ITEM 1A. RISK FACTORS

Executive Summary of Risk Factors

The following contains a summary of each of our risk factors. For the complete disclosure of each risk factor contained herein, please click on the respective summary.

Combination-Related Risks

•	Our pending combination with Aon creates incremental business, regulatory and reputational risks.
•

The combination is subject to customary closing conditions, including conditions related to required regulatory approvals, and may not be completed on a timely basis, or at all, or may be completed on a basis that has a material adverse impact on the value of the combined company.

•	The combination subjects us to various significant restrictions on our operations between signing and closing.
•	Failure to close the combination could negatively impact the share price and the future business and financial results of the Company.
•	Litigation filed against us could prevent or delay the completion of the combination or result in the payment of damages following completion of the combination.

Strategic, Operational and Technology Risks

•

Our success largely depends on our ability to achieve our global business strategy as it evolves, and our results of operations and financial condition could suffer if the Company were unable to successfully establish and execute on its strategy and generate anticipated revenue growth and cost savings and efficiencies.

•	We have been impacted by the COVID-19 pandemic and may be substantially and negatively impacted by it in the future.
•

Demand for our services could decrease for various reasons, including a general economic downturn, increased competition, or a decline in a client’s or an industry’s financial condition or prospects, all of which could materially adversely affect us.

•	Data security breaches or improper disclosure of confidential company or personal data could result in material financial loss, regulatory actions, reputational harm or legal liability.
•	We could be subject to claims and lawsuits arising from our work, which could materially adversely affect our reputation, business and financial condition.
•

As a highly-regulated company, we are subject from time to time to inquiries or investigations by governmental agencies or regulators that could have a material adverse effect on our business or results of operations.

•

Our growth strategy depends, in part, on our ability to make acquisitions. We face risks when we acquire or divest businesses, and we could have difficulty in acquiring, integrating or managing acquired businesses, or with effecting internal reorganizations, all of which could harm our business, financial condition, results of operations or reputation.

•

Our ability to successfully manage ongoing organizational changes could impact our business results, where the level of costs and/or disruption may be significant and change over time, and the benefits may be less than we originally expect.

•

Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.

•

Interruption to or loss of our information processing capabilities or failure to effectively maintain and upgrade our information processing hardware or systems could cause material financial loss, regulatory actions, reputational harm or legal liability.

•	The United Kingdom’s exit from the European Union, which occurred on January 31, 2020, and the risk that other countries may follow, could adversely affect us.
•

Allegations of conflicts of interest, including in connection with accepting market derived income (‘MDI’), may have a material adverse effect on our business, financial condition, results of operation or reputation.

•

Damage to our reputation, including due to the failure of third parties on whom we rely to perform services or public opinions of third parties with whom we associate, could adversely affect our businesses.

•	The loss of key colleagues could damage or result in the loss of client relationships and could result in such colleagues competing against us.
•

Our business performance and growth plans could be negatively affected if we are not able to effectively apply technology, data and analytics to drive value for our clients through technology-based solutions or gain internal efficiencies through the effective application of technology, analytics and related tools.

•	Our business may be harmed by any negative developments that may occur in the insurance industry or if we fail to maintain good relationships with insurance carriers.

Legal, Non-Financial/Tax Regulatory and Compliance Risks

•

Our inability to comply with complex and evolving laws and regulations related to data privacy and cyber security could result in material financial loss, regulatory actions, reputational harm or legal liability.

•	In conducting our businesses around the world, we are subject to political, economic, legal, regulatory, cultural, market, operational and other risks that are inherent in operating in many countries.
•	Sanctions imposed by governments, or changes to such sanction regulations, could have a material adverse impact on our operations or financial results.
•

Our business will be negatively affected if we are not able to anticipate and keep pace with rapid changes in government laws or regulations, or if government laws or regulations decrease the need for our services or increase our costs.

•

Our compliance systems and controls cannot guarantee that we comply with all applicable federal and state or foreign laws and regulations, and actions by regulatory authorities or changes in applicable laws and regulations in the jurisdictions in which we operate could have an adverse effect on our business.

•	Changes and developments in the health insurance system in the United States could harm our business.
•

Limited protection of our intellectual property could harm our business and our ability to compete effectively, and we face the risk that our services or products may infringe upon the intellectual property rights of others.

•	The laws of Ireland differ from the laws in effect in the United States and may afford less protection to holders of our securities.

Financial and Related Regulatory, Including Tax, Risks

•	We have material pension liabilities that can fluctuate significantly and adversely affect our financial position or net income or result in other financial impacts.
•	Our outstanding debt could adversely affect our cash flows and financial flexibility, and we may not be able to obtain financing on favorable terms or at all.
•

A downgrade to our corporate credit rating and the credit ratings of our outstanding debt may adversely affect our borrowing costs and financial flexibility and, under certain circumstances, may require us to offer to buy back some of our outstanding debt.

•	If a U.S. person is treated as owning at least 10% of our shares, such a holder may be subject to adverse U.S. federal income tax consequences.
•	Legislative or regulatory action in the U.S. or abroad could materially adversely affect our ability to maintain a competitive worldwide effective corporate tax rate.
•	Our significant non-U.S. operations, particularly our London market operations, expose us to exchange rate fluctuations and various other risks that could impact our business.
•	Changes in accounting principles or in our accounting estimates and assumptions could negatively affect our financial position and results of operations.
•	Our quarterly revenue and cash flow could fluctuate, including as a result of factors outside of our control, while our expenses may remain relatively fixed or be higher than expected.
•

It is unclear how increased regulatory oversight and changes in the method for determining the London Interbank Offered Rate (‘LIBOR’) may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR, or how such changes could affect our results of operations or financial condition.

•	We are a holding company and, therefore, may not be able to receive dividends or other distributions in needed amounts from our subsidiaries.

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

Combination-Related Risks

Our pending combination with Aon creates incremental business, regulatory and reputational risks.

On March 9, 2020, the Company announced that it had entered into a business combination agreement with Aon. The proposed transaction with Aon entails important risks, including, among others: the risk that we are unable to obtain the requisite regulatory approvals or satisfy all of the other conditions required to consummate the proposed transaction on the proposed terms and schedule, if at all; the risk that we and Aon are unable to successfully integrate our combined operations and employees and realize the proposed transaction’s benefits, including potential synergies, or that we are unable to realize such benefits at the times and to the extent anticipated or that results are different from those contained in forecasts when made; the risk that transaction and/or integration costs or dis-synergies are greater than expected, including as a result of conditions regulators put on any approvals of the transaction; the impact of the announcement and/or the potential impact of the consummation of the proposed transaction on relationships, including with employees, suppliers, clients and competitors; the risk that we and/or the combined company will not have the ability to hire and retain key personnel; the risk that management’s attention is diverted from other matters during the pendency of the combination;  the risk that litigation associated with the proposed combination affects the combination or the business otherwise; the risk of disruptions from the proposed transaction that impact our and/or Aon’s business, including current plans and operations; the risk posed by extensive government regulation on our business and/or the business of the combined company; the risk of adverse effects on the market price of Aon’s and the Company’s securities and on Aon’s and the Company’s operating results for any reason; and other risks described below and in the Company’s other SEC filings.

The combination is subject to customary closing conditions, including conditions related to required regulatory approvals, and may not be completed on a timely basis, or at all, or may be completed on a basis that has a material adverse impact on the value of the combined company.

The closing of the combination is subject to a number of customary conditions, and there can be no assurance that all of the conditions to the closing of the combination will be satisfied or waived (to the extent applicable) in a timely manner or at all. The failure to satisfy the required conditions could delay the closing of the combination for a significant period of time or prevent the closing of the combination from occurring at all. These closing conditions include, among others, certain antitrust-related clearances, including under the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976, referred to as the ‘HSR Act,’ the European Commission Merger Regulation and the antitrust laws of the other required antitrust jurisdictions. These closing conditions also include certain other regulatory clearances.

The governmental agencies from which the parties are seeking certain approvals related to these conditions have broad discretion in administering the applicable governing regulations. As a condition to their approval of the combination, agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the combined company’s business after the closing of the combination. Such requirements, limitations, costs or restrictions could delay or prevent the closing of the combination or have a material adverse effect on the combined company’s business and results of operations following the closing of the combination.

In addition, the closing conditions include other legal and regulatory conditions, such as: (i) the sanction by the Irish High Court of the scheme and the delivery of the court order to the Irish Registrar of Companies; (ii) the approval by the NYSE of the listing of all of the Aon shares to be issued in connection with the scheme; and (iii) the absence of any law or order that restrains, enjoins, makes illegal or otherwise prohibits the closing of the combination.

The combination is also subject to other customary closing conditions, including: (i) the Business Combination Agreement not having been terminated in accordance with its terms; (ii) the accuracy of each party’s representations and warranties made in the business combination agreement between the Company and Aon, subject to specified materiality standards; (iii) the absence of a material adverse effect with respect to each party since March 9, 2020; and (iv) the performance and compliance by each party of all of its obligations and compliance with all of its covenants under the business combination agreement in all material respects. There can be no assurance that the conditions to the closing of the combination will be satisfied or waived or that the combination will be completed within the expected time frame, or at all.

In addition, if the combination is not completed by March 9, 2021 (or June 9, 2021 or September 9, 2021, if automatically extended under the terms of the business combination agreement, if applicable, or such earlier date as may be specified by the Irish Takeover Panel), either Aon or the Company may choose not to proceed with the combination. The parties can mutually decide to terminate the business combination agreement at any time.

The combination subjects us to various significant restrictions on our operations between signing and closing.

The business combination agreement subjects the Company to various significant restrictions on its operations between signing and closing. Those include, among others, with respect to share repurchases, the incurrence of debt above thresholds or the acquisition or disposition of assets above specified thresholds, and specified changes to compensation and benefit programs. In addition, under Irish law, many of the same (and certain additional) actions occurring between signing and closing require the prior approval of the Irish Takeover Panel. If the Company desires to take any of the specified actions, and does not receive the consent of Aon and/or the Irish Takeover Panel, these restrictions may prevent the Company from pursuing otherwise attractive business opportunities or making changes to its business or operations prior to the closing of the combination or the termination of the business combination agreement, which in turn could materially impact the Company’s financial condition and results of operation.

Failure to close the combination could negatively impact the share price and the future business and financial results of the Company.

If the combination is not completed for any reason, the Company’s ongoing business may be adversely affected and, without realizing the potential benefits of the completion of the combination, the Company will be subject to a number of risks, including the following:

•	the Company will be required to pay certain costs and expenses relating to the combination;
•	if the business combination agreement is terminated under specified circumstances, the Company may be obligated to reimburse certain transaction expenses of Aon;
•	the Company may experience negative reactions from the financial markets, including negative impacts on the market price of the Company’s shares;
•

the manner in which clients, vendors, business partners and other third parties perceive the Company may be negatively impacted, which in turn could affect the Company’s ability to compete for new business or to obtain renewals in the marketplace;

•

the time and resources expended by the Company’s management on matters relating to the combination (including integration planning) could otherwise have been devoted to other opportunities that may have been beneficial to the Company; and

•

the Company could be subject to litigation related to any failure to close the combination or related to any enforcement proceeding commenced against the Company to perform their respective obligations under the business combination agreement.

If the combination does not close, these risks may materialize and may adversely affect the Company’s business, financial results and share price.

Litigation filed against us could prevent or delay the completion of the combination or result in the payment of damages following completion of the combination.

We and members of our board of directors have been and may in the future be parties, among others, to various claims and litigation related to the business combination agreement and the combination. The results of complex legal proceedings are difficult to predict, and could delay or prevent the completion of the combination in a timely manner or at all, and could result in substantial costs to us, including, but not limited to, costs associated with the indemnification of our directors and officers. Moreover, such litigation could be time consuming and expensive, and such litigation could divert our management’s attention away from their regular businesses. Adverse rulings in any of these lawsuits could have a material adverse effect on our financial condition.

One of the conditions to the closing of the combination is that no order (whether temporary or permanent) has been issued, promulgated, made, rendered or entered into by any court or other tribunal of competent jurisdiction which restrains, enjoins, makes illegal or otherwise prohibits the consummation of the combination (excluding certain laws and orders unrelated to the required antitrust clearances and the required regulatory clearances). Consequently, if any suits are brought and plaintiffs are successful in obtaining an injunction prohibiting the Company and Aon from completing the combination on the terms contemplated by the business combination agreement, such an injunction may delay the completion of the combination in the expected timeframe, or may prevent the combination from being completed altogether.

Strategic, Operational and Technology Risks

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

COVID-19 risks magnify other risks discussed in this report and any of our SEC filings. For example, the effectiveness of external parties, including governmental and non-governmental organizations, in combating the spread and severity of COVID-19 could have a material impact on demand for our business. In addition, steps taken by market counterparties such as (re)insurance carriers to limit their exposures to COVID-19 and related risks could have an impact on their willingness to provide or renew coverage for our clients on historical terms and pricing, which could again impact demand for our business. Coverage disputes arising out of the pandemic could also increase our professional liability risk by increasing the frequency and severity of allegations by others that, in the course of providing services, we have committed errors or omissions for which we should have liability.  Also, travel restrictions have caused the postponement, modification or cancellation of various conferences and meetings around the world and adversely impacted sales activity. The rapid development and fluidity of the COVID-19 pandemic, including the continued development, availability, distribution and acceptance of an effective vaccine, precludes any prediction as to the duration of the COVID-19 pandemic and the ultimate adverse impact of COVID-19 on our business. Nevertheless, COVID-19 continues to present material uncertainty and risk with respect to demand for our products and services.

In addition, COVID-19 has disrupted certain aspects of our business and could continue to disrupt, possibly materially, our own business operations and the services we provide, as well as the business operations of our clients, suppliers and other third parties with whom we interact. As an increasing percentage of our colleagues continue to work remotely, we face resiliency risks, such as the risk that our information technology platform could potentially be inadequate to support increasing demand, as well as the risk that unusual working arrangements could impact the effectiveness of our operations or controls. The economic disruption caused by COVID-19 has impacted the pace at which we have made information technology-based investments, and we may continue to make fewer information technology-based investments than previously anticipated, which could potentially create business operational risk. In addition, we depend on third-party platforms and other infrastructure to provide certain of our products and services, and such third-party infrastructures face similar resiliency risks. These factors have exposed us to increased phishing and other cybersecurity attacks as cybercriminals try to exploit the uncertainty surrounding the COVID-19 pandemic, as well as an increase in the number of points of potential attack, such as laptops and mobile devices (both of which are now being used in increased numbers as many of our employees work remotely), to be secured. A failure to effectively manage these risks, including to promptly identify and appropriately respond to any cyberattacks, may adversely affect our business.

Also, a potential COVID-19 infection of any of our key colleagues could substantially and negatively impact our operations. Further, it is possible that COVID-19 causes us to close down call centers and other processes on which we rely, or impacts processes of third-party vendors on whom we rely, which could also materially impact our operations. Resultant changes in financial markets could also have a material impact on our own hedging and other financial transactions, which could impact our liquidity. In addition, it is possible that COVID-19 restrictions could create difficulty for satisfying our legal or regulatory filing or other obligations, including with the SEC and other regulators.

All of the foregoing events or potential outcomes, including in combination with other risk factors included in this Annual Report on Form 10-K, could cause a substantial negative effect on our results of operations in any period and, depending on their severity, could also substantially and negatively affect our financial condition. Furthermore, such potential material adverse effects may lag behind the developments related to the COVID-19 pandemic. Such events and outcomes also could potentially impact our reputation with clients and regulators, among others.

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

Our results of operations are affected directly by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets that they serve. For example, any changes in U.S. trade policy (including any increases in tariffs that result in a trade war), ongoing stock market volatility or an increase in, or unmet market expectations with respect to, interest rates could adversely affect the general economy. As a result, global financial markets may continue to experience disruptions, including increased volatility and reduced credit availability, which could substantially impact our results. Likewise, COVID-19 and related economic disruption could have a material adverse impact on global demand from our clients, in addition to the potential impact of pandemics on our own operations discussed elsewhere in this report. While it is difficult to predict the consequences of any deterioration in global economic conditions on our business, any significant reduction or delay by our clients in purchasing our services or insurance or making payment of premiums could have a material adverse impact on our financial condition and results of operations. In addition, the potential for a significant insurer to fail, be downgraded or withdraw from writing certain lines of insurance coverages that we offer our clients could negatively impact overall capacity in the industry, which could then reduce the placement of certain lines and types of insurance and reduce our revenue and profitability. The potential for an insurer to fail or be downgraded could also result in errors and omissions claims by clients.

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

In addition, existing and new competitors (whether traditional competitors or non-traditional competitors, such as technology companies) could develop competing technologies or product or service offerings that disrupt our industries. Any new technology or product or service offering (including insurance companies selling their products directly to consumers or other insureds) that reduces or eliminates the need for intermediaries in insurance or reinsurance sales transactions could have a material adverse effect on our business and results of operations. Further, the increasing willingness of clients to either self-insure or maintain a captive insurance company, and the development of capital markets-based solutions and other alternative capital sources for traditional insurance and reinsurance needs, could also materially adversely affect us and our results of operations.

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

We depend on information technology networks and systems to process, transmit and store electronic information and to communicate among our locations around the world and with our alliance partners, insurance carriers/markets, clients and third-party vendors. Additionally, one of our significant responsibilities is to maintain the security and privacy of our clients’ confidential and proprietary information and the personal data of their customers and employees. Our information systems, and those of our third-party service providers and vendors, are vulnerable to an increasing threat of continually evolving cybersecurity risks. We are the target of computer viruses, hackers, distributed denial of service attacks, malware infections, ransomware attacks, phishing and spear-phishing campaigns and/or other external hazards, as well as improper or inadvertent workforce behavior which, could expose confidential company and personal data systems and information to security breaches.

Many of the software applications that we use in our business are licensed from, and supported, upgraded and maintained by, third-party vendors. Our third-party applications include, but are not limited to, enterprise cloud storage and cloud computing application services provided and maintained by third-party vendors. These third-party applications store or may afford access to confidential and proprietary data of the Company, our employees and our clients. We have processes designed to require third-party vendors that provide IT outsourcing, offsite storage and other services to agree to maintain certain standards with respect to the storage, protection and transfer of confidential, personal and proprietary information. However, this data is at risk of compromise or unauthorized access or use in the event of a breakdown of a vendor’s data protection processes, a data breach due to the intentional or unintentional non-compliance by a vendor’s employee or agent, or as a result of a cyber-attack on the product, software or information systems of a vendor in our software supply chain. Any compromise of the product, software, data or infrastructure of a Company vendor, including a software or IT vendor in our supply chain, could in turn result in the compromise of Company data or infrastructure or result in material operational disruption. Further, the risk and potential impact of a data breach on our third-party vendors’ products, software or systems increase as we move more of our data and our clients’ data into our vendors’ cloud storage, engage in IT outsourcing, and consolidate the group of third-party vendors that provide cloud storage or other IT services for the Company. Over time, the frequency, severity and sophistication of the attacks against us and our vendors have increased, including due to the use of artificial intelligence for purposes of cybercrime, and the broader range of threat actors, including state-sponsored actors and hacker activists.

We and our vendors regularly experience cybersecurity incidents, including successful attacks from time to time, and we expect that to continue going forward. Cybersecurity incidents include those resulting from human error or malfeasance, implantation of malware and viruses, phishing and spear-phishing attacks, unauthorized access to our information technology networks and systems, and unauthorized access to data or individual account funds through fraud or other means of deceiving our colleagues, third-party service providers and vendors. We have experienced successful attacks, by various types of hacking groups, in which personal and commercially sensitive information, belonging to the Company or its clients, has been compromised.  However, none of these cybersecurity incidents or attacks to our knowledge have been material to our business or financial results. We cannot assure that such cybersecurity incidents or attacks will not have a material impact on our business or financial results in the future. When required by law, we have notified individuals and relevant regulatory authorities (such as insurance/financial services regulators and privacy regulators) of such cybersecurity incidents or attacks.

We maintain policies, procedures and administrative, physical and technological safeguards (such as, where in place, multifactor authentication and encryption of data in transit and at rest) designed to protect the security and privacy of the data in our custody and control. However, such safeguards are time-consuming and expensive to deploy broadly and are not necessarily always in place or effective, and we cannot entirely eliminate the risk of data security breaches, improper access to, takeover of or disclosure of confidential company or personally identifiable information. We may not be able to detect and assess such issues, or implement appropriate remediation, in a timely manner. We are engaged in an ongoing effort to enhance our protections against such attacks; this effort will require significant expenditures and may not be successful. Our technology may fail to adequately secure the private information we hold and protect it from theft, computer viruses, hackers or inadvertent loss.

If any person, including any of our colleagues, intentionally or unintentionally fails to comply with, disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, fines, regulatory enforcement and/or criminal prosecution. Unauthorized disclosure of sensitive or confidential client, supplier or employee data, whether through systems failure, accident, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems or those we develop for our clients, whether by our colleagues or third parties, could result in significant additional expenses (including expenses relating to incident response and investigation, remediation work, notification of data security breaches and costs of credit monitoring services), negative publicity, operational disruption, legal liability and damage to our reputation, as well as require substantial resources and effort of management, thereby diverting management’s focus and resources from business operations.

The methods used to obtain unauthorized access to, disable or degrade service or sabotage the Company’s systems are also constantly evolving, are increasingly sophisticated, and may be difficult to anticipate or detect. For example, the U.S. Federal Bureau of Investigation (‘FBI’), the Cybersecurity and Infrastructure Security Agency, and other U.S. federal agencies continue to issue warnings about trends in cybercriminal and nation-state activity and other threats that are consistent with some of the types of incidents we have experienced. To our knowledge, these incidents have not had a material impact on our business or operations thus far. However, our reputation could be harmed and our business and results of operations could be materially and adversely affected if we were to be the target of such attacks in the future, or if, despite our controls and efforts to detect breaches, we were to be the victim of an undetected breach.

We have implemented and regularly review and update processes and procedures to protect against fraud and unauthorized access to and use of secured data and to prevent data loss. The ever-evolving threats mean that we and our third-party service providers and vendors must continually evaluate, adapt, enhance and otherwise improve our respective systems and processes, especially as we grow our mobile, cloud and other internet-based services.  There is no guarantee that such efforts will be adequate to safeguard against all fraud, data security breaches, unauthorized access, operational impacts or misuses of data. For example, our policies, employee training (including phishing prevention training), procedures and technical safeguards may be insufficient to prevent or detect improper access to confidential, personal or proprietary information by employees, vendors or other third parties with otherwise legitimate access to our systems. In addition, we may not be able to implement such efforts as quickly as desired if, for example, greater resources are required than originally expected or resources and management’s focus are insufficient. Any future significant compromise or breach of our data security or fraud, whether external or internal, or misuse of client, colleague, supplier or company data, could result in additional significant costs, lost revenue opportunities, disruption of operations and service, fines, lawsuits, and damage to our reputation with our clients and in the broader market.

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

Clients may seek to hold us responsible for alleged errors or omissions relating to any of the brokerage advice and services we provide, including when claims they submit to their insurance carriers are disputed or denied. This risk is likely to be higher in circumstances, such as claims related to COVID-19, where there are significant disputes between clients and insurance carriers over coverage.  Given that many of our clients have very high insurance policy limits to cover their risks, alleged errors and omissions claims against us arising from disputed or denied claims are often significant. Moreover, in certain circumstances, our brokerage, investment and certain other types of business may not limit the maximum liability to which we may be exposed for claims involving alleged errors or omissions; and as such, we do not have limited liability for the work we provide to the associated clients.

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

Our growth strategy depends, in part, on our ability to make acquisitions. We face risks when we acquire or divest businesses, and we could have difficulty in acquiring, integrating or managing acquired businesses, or with effecting internal reorganizations, all of which could harm our business, financial condition, results of operations or reputation.

Our growth depends in part on our ability to make acquisitions. We may not be successful in identifying appropriate acquisition candidates or consummating acquisitions on terms acceptable or favorable to us. We also face additional risks related to acquisitions, including that we could overpay for acquired businesses and that any acquired business could significantly underperform relative to our expectations. In addition, we may not repurchase as many of our outstanding shares as anticipated due to our acquisition activity or investment opportunities, as well as other market or business conditions. If we are unable to identify and successfully make, integrate and manage acquisitions, our business could be materially adversely affected. In addition, we face risks related to divesting businesses, including that we may not receive adequate consideration in return for the divested business, we may continue to be subject to the liabilities of the divested business after its divestiture (including with respect to work we might have performed on behalf of the divested business), and we may not be able to reduce overhead or redeploy assets or retain colleagues after the divestiture closes. For example, we recently announced that we have agreed to sell Miller, subject to closing conditions, and that transaction may give rise to a number of such risks.

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

We may be unable to effectively integrate an acquired business into our organization and may not succeed in managing such acquired businesses or the larger company that results from such acquisitions. The process of integrating an acquired business may subject us to a number of risks, including, without limitation, an inability to retain the management, key personnel and other employees of the acquired business; an inability to establish uniform standards, controls, systems, procedures and policies or to achieve anticipated savings; and exposure to legal claims for activities of the acquired business prior to acquisition.

Certain recently-completed or pending acquisitions, including the acquisition of TRANZACT, a U.S.-based direct-to-consumer health care organization that links individuals to U.S. insurance carriers, and the acquisition of Unity Group, an insurance broking business with operations in six Central American countries, entail important incremental risks in addition to those described above. With respect to both transactions, we face the risk related to the potential impacts of the transaction and integration on relationships, including with employees, correspondents, suppliers, clients and competitors, as well as the risk related to contingent liabilities (including litigation) potentially creating material liabilities for the Company. The following risks, in addition to those described above, may also adversely affect our ability to successfully implement and integrate these acquisitions: material changes in U.S. and foreign jurisdiction regulations (including those related to the healthcare system and Medicare and insurance brokerage services); changes in general economic, business and political conditions in relevant markets, including changes in the financial markets; significant competition in the marketplace; and compliance with extensive and evolving government regulations in the U.S. and in foreign jurisdictions.

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

Our ability to successfully manage ongoing organizational changes could impact our business results, where the level of costs and/or disruption may be significant and change over time, and the benefits may be less than we originally expect.

We have in the past few years undergone several significant business and organizational changes, including multi-year operational improvement programs, among others. In addition, the proposed Aon combination has and will continue to create significant post-closing integration planning initiatives.  There are also a number of other initiatives planned or ongoing to transform and update our systems and processes and gain efficiencies. In addition, our strategy continues to evolve, and such evolution may result in further organizational changes as we may decide, based on our perceived business needs, to make investments that may be greater than we currently anticipate. In connection with all these changes, we may manage a number of large-scale and complex projects. Such projects may include multiple and connected phases, many of which may be dependent on factors that are outside of our control. While we plan to undertake these types of large, complex projects based on our determination that each is necessary or desirable for the execution of the Company’s business strategy, we cannot guarantee that the collective effect of all of these projects will not adversely impact our business or results of operations or that the benefits will be as we originally expect. Effectively managing these organizational changes (including ensuring that they are implemented on schedule, within budget and without interruption to the existing business or that transitions to new systems do not create significant control vulnerabilities during the period of transition) is critical to retaining talent, servicing clients and our business success overall. Many of the risks described herein increase during periods of significant organizational change. The failure to effectively manage such risks could adversely impact our resources or business or financial results.

Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.

Should we experience a disaster or other business continuity problem, such as an earthquake, hurricane, terrorist attack, pandemic, including prolonged effects of the COVID-19 pandemic, security breach, ransomware or destructive malware attack, power loss, telecommunications failure or other natural or man-made disaster, our continued success will depend, in part, on the availability of our personnel, our office facilities, access to data, and the proper functioning of our computer, telecommunication and other related systems and operations. In such an event, we could experience operational challenges with regard to our operations.

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

Our business depends significantly on effective information systems. Our capacity to service our clients relies on effective storage, retrieval, processing and management of information. Our information systems also rely on the commitment of significant financial and other resources to maintain and enhance existing systems, develop and create new systems and products in order to keep pace with continuing changes in information processing technology or evolving industry and regulatory standards. We rely on being at the forefront of a range of technology options relevant to our business, including by staying ahead of the technology offered by our competitors, and attracting, developing, and retaining skilled individuals in the cybersecurity space. The market for such qualified individuals is competitive and we may be unable to hire the necessary talent to mitigate the foregoing risks.

In addition, many of the software applications, including enterprise cloud storage and cloud computing application services, that we use in our business are licensed from, and supported, upgraded and maintained by, third-party vendors. We are significantly increasing our use of such cloud services and expect this to continue over time. These third-party applications store confidential and proprietary data of the Company, our clients and our employees. A suspension or termination of certain of these licenses or the related support, upgrades and maintenance could cause temporary system delays or interruptions that could adversely impact our business. As a global organization, we occasionally acquire other companies or spin-off certain of our existing business lines. These strategic business decisions may require us to manage complex integrations or dissolutions of information systems, and we may fail to identify vulnerabilities in our targets’ information systems or in integrated components of our respective information systems. These transactions may make us more susceptible to cyberattacks and could result in the theft of Company intellectual property, the compromise of Company, employee, and client data or operational disruption.

Any finding that the data we rely on to run our business is inaccurate or unreliable, that we fail to maintain effective and efficient systems (including through a telecommunications failure, failure to replace or update redundant or obsolete computer hardware, applications or software systems, or the loss of skilled people with the knowledge needed to operate older systems), or that we experience cost overruns, delays, or other disruptions, could result in material financial loss, regulatory action, reputational harm or legal liability.

The United Kingdom’s exit from the European Union, which occurred on January 31, 2020, and the risk that other countries may follow, could adversely affect us.

In 2020, approximately 21% of our revenue was generated in the U.K., although only about 12% of revenue was denominated in Pounds sterling as much of the insurance business is transacted in U.S. dollars. Approximately 20% of our expenses were denominated in Pounds sterling. It remains difficult to predict with any level of certainty the impact that Brexit will have on the economy; economic, regulatory and political stability; and market conditions in Europe, including in the U.K., or on the Pound sterling, Euro or other European currencies, but any such impacts and others we cannot currently anticipate could materially adversely affect us and our operations. Among other things, we could experience: lower growth in the region due to indecision by businesses holding off on generating new projects or due to adverse market conditions; and reduced reported revenue and earnings because foreign currencies may translate into fewer U.S. dollars due to the fact that we translate revenue denominated in non-U.S. currencies, such as Pounds sterling, into U.S. dollars for our financial statements. In addition, there can be no assurance that our hedging strategies will be effective.

On December 24, 2020, the E.U. and the U.K. agreed to the terms of a Trade and Cooperation Agreement (the ‘TCA’) that reflects certain matters agreed upon between the parties in relation to a broad range of separation issues. The TCA has been signed and ratified by the U.K. and signed by the E.U. The E.U. Parliament has until February 28, 2021 to ratify the TCA, subject to any agreed extension, though the TCA applies provisionally from January 1, 2021. While many separation issues have been resolved, some uncertainty remains in relation to the future regulation of financial services, among other matters. The TCA addresses issues related to financial services on a limited basis, and the E.U. and the U.K have separately agreed upon a Joint Declaration on Financial Services Regulatory Cooperation (the ‘Joint Declaration’) which among other things provides that the parties will by March 2021, agree to a Memorandum of Understanding establishing a framework for future regulatory cooperation. The British government and the E.U. will therefore continue over time to negotiate certain terms of the U.K.'s future relationship with the E.U. that are not addressed in the TCA. The Company is heavily invested in the U.K. through our businesses and activities. If the outcomes of Brexit and the TCA negatively impact the U.K., then it could have a material adverse impact on us. Brexit has resulted in greater restrictions on business conducted between the U.K. and E.U. countries and has increased regulatory complexities. There also remains uncertainty as to how changes to the U.K.'s access to the E.U. Single Market and the wider trading, legal, regulatory, tax, social and labor environments, especially in the U.K. and E.U., will be impacted over time, including the resulting impacts on our business and that of our clients. These changes may adversely affect our operations and financial results. For example, a loss of pre-Brexit passporting rights or other changed regulations relating to doing business in various E.U. countries by relying on a regulatory permission in the U.K. (or doing business in the U.K. by relying on a regulatory permission in an E.U. country) may over time increase our costs of doing business, or our ability to do so, and thereby adversely impact our operations and financial results.

We believe we have implemented appropriate arrangements for the continued servicing of client business in the countries most affected. These arrangements include the transaction of certain businesses and/or the movement of certain businesses outside of the U.K. However, various significant risks remain in relation to the effects of the post-Brexit arrangements between the E.U. and U.K. some of which have yet to be agreed upon, including the following, among others:

•	the risk that our implemented business solutions could cost more than expected, or that regulators in the U.K. or E.U may issue amended guidance or regulations in relation to those solutions;
•	the risk that we may require further changes to client contract terms and have to address additional regulatory requirements, including with respect to data protection and privacy standards;
•

the risk over time of a loss of key talent, or an inability to hire sufficient and qualified talent, or the disruption due to client servicing as a result of equivalence not being granted on qualifications;

•

the risk that the efforts and resources allocated to the post-Brexit evolution of regulations and laws, and associated changes to our operations, cause disruptions to our existing businesses, whether inside or outside the U.K., or both;

•

the risk that the U.K. will continue to have in place a limited number of trade agreements with the E.U. member states and/or any non-E.U. states leading to potentially adverse trading conditions with other territories; and

•

the risk that the way in which the U.K.-E.U. regulatory and legal environment evolves differs from current expectations, resulting in the need to quickly and materially change our plans, and the risks described above with respect to any associated changes in such plans.

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

In addition, insurance intermediaries have traditionally been remunerated by base commissions paid by insurance carriers in respect of placements we make for clients, or by fees paid by clients. Intermediaries also obtain other revenue from insurance carriers. This revenue, when derived from carriers in their capacity as insurance markets (as opposed to as corporate clients of the intermediaries where they may be purchasing insurance or reinsurance or other non-market-related services), is commonly known as market derived income or ‘MDI’. MDI is another example of an area in which allegations of conflicts of interest may arise. MDI takes a variety of forms, including volume- or profit-based contingent commissions, facilities administration charges, business development agreements, and fees for providing certain data to carriers.

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

In addition, as part of providing services to clients and managing our business, we rely on a number of third-party service providers. Our ability to perform effectively depends in part on the ability of these service providers to meet their obligations, as well as on our effective oversight of their performance. The quality of our services could suffer, or we could be required to incur unanticipated costs if our third-party service providers do not perform as expected or their services are disrupted. This could have a material adverse effect on our reputation as well as our business and results of operations.

The loss of key colleagues could damage or result in the loss of client relationships and could result in such colleagues competing against us.

Our success depends on our ability to attract, retain and motivate qualified personnel, including key managers and colleagues. In addition, our success largely depends upon our colleagues’ abilities to generate business and provide quality services. In particular, our colleagues’ business relationships with our clients are a critical element of obtaining and maintaining client engagements. Labor markets have continued to tighten globally, and we have experienced intense competition and increased costs for certain types of colleagues, especially as new entrants, in insurance and reinsurance businesses (among others), expend significant resources in hiring. Also, in the past and following the announcement of the proposed Aon combination, we have lost colleagues who manage substantial client relationships or possess substantial experience or expertise; if we lose additional colleagues such as those, it could result in such colleagues competing against us. The failure to successfully attract and retain qualified personnel could materially adversely affect our ability to secure and complete engagements or could disrupt our business, which would materially adversely affect our results of operations and prospects.

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

Legal, Non-Financial/Tax Regulatory and Compliance Risks

Our inability to comply with complex and evolving laws and regulations related to data privacy and cyber security could result in material financial loss, regulatory actions, reputational harm or legal liability.

We are subject to numerous laws and regulations in the U.S. and foreign jurisdictions, only certain of which are named here, designed to protect the personally identifiable information of client and company constituents and suppliers, notably the European Union’s General Data Protection Regulation (‘GDPR’) and the California Consumer Privacy Act and its implementing regulations (‘CCPA’). We are also subject to regulations from other countries that prohibit or restrict the transmission of data outside of such countries’ borders, and to various U.S. federal and state laws governing the protection of health, financial or other individually identifiable information. The GDPR, which became effective in May 2018, as well as other more recently-enacted privacy laws, significantly increased our responsibilities when handling personal data including, without limitation, requiring us to conduct privacy impact assessments, restricting the transmission of data, and requiring public disclosure of significant data breaches. Violations of the GDPR may result in possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher). A recent judgment by the Court of Justice of the European Union on Schrems II has made cross border data transfers to organizations outside the European Economic Area more onerous and uncertain, pending definitive guidance by European Union authorities. Further, as a result of the U.K.’s withdrawal from the European Union (‘Brexit’), the data transfer regime between the UK and the European Economic Area is governed by the EU-U.K Trade and Cooperation Agreement. While this agreement provides an interim data transfer regime that replicates the European Union’s existing rules, there is still some uncertainty regarding applicable laws and regulations once the interim arrangement ends on May 1, 2021 or July 1, 2021, if extended. The Company is also subject to numerous U.S. and foreign marketing and telecommunications laws and regulations designed to protect consumers from unwanted or fraudulent communications. A violation of any such law may lead to litigation or regulatory liability, including substantial financial damages or fines.

Laws and regulations in this area are evolving and generally becoming more stringent, including, without limitation, the U.S. Health Insurance Portability and Accountability Act of 1996 (‘HIPAA’), enforced by the Office for Civil Rights within the Department of Health and Human Services, and the New York State Department of Financial Services’ cybersecurity regulations outlining required security measures for the protection of data. Certain U.S. states have also recently enacted laws requiring certain data security and privacy measures of regulated entities, notably the CCPA. We expect that both other U.S. states and other countries will follow in implementing their own data privacy and data security laws. For example, Brazil recently enacted the Lei Geral de Proteção de Dados Pessoais, a national data protection law modeled on the GDPR. The People’s Republic of China and India, among other countries, are also expected to enact data protection laws that could, among other things, restrict data transfers out of each of those countries.

Each of these evolving laws and regulations, in the United States and abroad, as well as laws applicable to the Company that are not named here, may be subject to evolving and conflicting interpretations, restrict the manner in which we provide services to our clients, divert resources from other important initiatives, increase the risk of non-compliance, impose significant compliance and other costs that are likely to increase over time, and increase the risk of fines, lawsuits or other potential liability, all of which could have a material adverse effect on our business and results of operations. Our failure to adhere to or successfully develop processes in response to legal or regulatory requirements, including legal or regulatory requirements that may be developed or revised due to economic or geopolitical changes such as Brexit, and changing customer expectations in this area, could result in substantial legal liability and impairment to our reputation or business.

In conducting our businesses around the world, we are subject to political, economic, legal, regulatory, cultural, market, operational and other risks that are inherent in operating in many countries.

In conducting our businesses and maintaining and supporting our global operations, we are subject to political, economic, legal, regulatory, market, operational and other risks. Our businesses and operations continue to expand into new regions throughout the world, including emerging markets. The possible effects of political, economic, financial and climate change related disruptions throughout the world could have an adverse impact on our businesses and financial results. These risks include:

•	the general economic and political conditions in the U.S. and foreign countries (including political and social unrest in certain regions);
•	the imposition of controls or limitations on the conversion of foreign currencies or remittance of dividends and other payments by foreign subsidiaries;
•	the imposition of sanctions by both the U.S. and foreign governments;
•	the imposition of withholding and other taxes on remittances and other payments from subsidiaries;
•	the imposition or increase of investment and other restrictions by foreign governments;
•	fluctuations in currency exchange rates or our tax rates;
•	difficulties in controlling operations and monitoring employees in geographically dispersed and culturally diverse locations; and
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

As described above, our businesses are subject to the risk of sanctions imposed by the U.S., the E.U., the U.K. and other governments. In 2020, there was an increase in U.S. designations in locations such as China, Russia and Venezuela. In recent years, there has also been an increased risk of counter-sanctions in some locations, such as Russia. In addition, the U.K. government is expected to bring in a new U.K. sanctions regime following Brexit under the Sanctions and Anti-Money Laundering Act 2018 (although it is expected that the new U.K. sanctions regulations will replicate the E.U. regulations through statutory instruments without significant changes). Nevertheless, it is not yet clear whether and how these sanctions or potential sanctions may impact our business. As a result, we cannot predict the impacts of any changes in the U.S., E.U., U.K. or other sanctions, and whether such changes could have a material adverse impact on our operations or financial results.

Our business will be negatively affected if we are not able to anticipate and keep pace with rapid changes in government laws or regulations, or if government laws or regulations decrease the need for our services or increase our costs.

A material portion of our revenue is affected by statutory or regulatory changes. An example of a statutory or regulatory change that could materially impact us is any change to the U.S. Patient Protection and Affordable Care Act (‘PPACA’), and the Healthcare and Education Reconciliation Act of 2010, (‘HCERA’), which we refer to collectively as ‘Healthcare Reform’. While the U.S. Congress has not passed legislation replacing or fundamentally amending Healthcare Reform (other than changes to the individual mandate), such legislation, or another version of Healthcare Reform, could be implemented in the future. In addition, some U.S. political candidates and representatives elected to office in the recent election have expressed a desire to amend all or a portion of Healthcare Reform or otherwise establish alternatives to employer-sponsored health insurance or replace it with government-sponsored health insurance, often referred to as ‘Medicare for All’. Furthermore, various aspects of Healthcare Reform have been challenged in the judicial system with some success. The status of some of those challenges are in flux but could materially change U.S. healthcare. If we are unable to adapt our services to potential new laws and regulations, or judicial modifications, with respect to Healthcare Reform or otherwise, our ability to provide effective services in these areas may be substantially impacted. In addition, more restrictive rules or interpretations of the Centers for Medicare and Medicaid Services marketing rules, or judicial decisions that restrict or otherwise change existing provisions of U.S. healthcare regulation, could have a material adverse impact on our Benefits Delivery and Administration business, including our recently acquired TRANZACT business, which focuses on direct-to-consumer Medicare policy sales. As we implement and expand our direct-to-consumer sales and marketing solutions through our Benefits Delivery and Administration business, we are subject to various federal and state laws and regulations that prescribe when and how we may market to consumers (including, without limitation, the Telephone Consumer Protection Act and other telemarketing laws and the Medicare Communications and Marketing Guidelines issued by the Center for Medicare Services of the U.S. Department of Health and Human Service). Changes to these laws could negatively affect our ability to market directly to consumers or increase our costs or liabilities.

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

In most jurisdictions, governmental and regulatory authorities have the ability to interpret and amend these laws and regulations and impose penalties for non-compliance, including sanctions, civil remedies, monetary fines, injunctions, revocation of licenses or approvals, suspension of individuals, limitations on business activities or redress to clients. While we believe that we have substantially increased our focus on the geographic breadth of regulations to which we are subject, maintain good relationships with our key regulators and our current systems and controls are adequate, we cannot assure that such systems and controls will prevent any violations of any applicable laws and regulations. While we strive to remain fully compliant with all applicable laws and regulations, we cannot guarantee that we will fully comply at all times with all laws and regulations, especially in countries with developing or evolving legal systems or with evolving or extra-territorial regulations. In particular, given the challenges of integrating operations, many of which are decentralized, we cannot assure that acquired or decentralized entities’ business systems and controls have prevented or will prevent any and all violations of applicable laws or regulations.

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

Certain key members of Congress have expressed a desire to replace or amend all or a portion of Healthcare Reform. In addition, various aspects of Healthcare Reform have been challenged in the judicial system with some success. Any partial or complete repeal or amendment, judicial modifications or implementation difficulties, or uncertainty regarding such events, could increase our costs of compliance, prevent or delay future adoption or revisions to our exchange platform, and adversely impact our results of operations and financial condition. In addition, other members of Congress have otherwise expressed a desire to establish alternatives to employer-sponsored health insurance or replace it with government-sponsored health insurance, often referred to as ‘Medicare for All’. Given the uncertainties relating to the potential repeal and replacement of Healthcare Reform or other alternative proposals related to health insurance plans (especially from the new Presidential administration), the impact is difficult to determine, but it could have material negative effects on us, including:

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

Any of these effects could materially harm our business and results of operations. For example, the manner in which the Federal government and the states implement health insurance exchanges and the process for receiving subsidies and cost-sharing credits could substantially increase our competition and member turnover and substantially reduce the number of individuals who purchase insurance through us. Various aspects of Healthcare Reform could cause insurance carriers to limit the types of health insurance plans we are able to sell and the geographies in which we are able to sell them. In addition, the U.S. Congress may seek to find spending cuts, and such cuts may include Medicare. If cuts are made to Medicare, there may be substantial changes in the types of health insurance plans we are able to sell, especially through our recently acquired TRANZACT business, which focuses on direct-to-consumer Medicare policy sales. Changes in the law could also cause insurance carriers to exit the business of selling insurance plans in a particular jurisdiction, to eliminate certain categories of products or to attempt to move members into new plans for which we receive lower commissions. If insurance carriers decide to limit our ability to sell their plans or determine not to sell individual health insurance plans altogether, our business, results of operations and financial condition would be materially harmed.

Limited protection of our intellectual property could harm our business and our ability to compete effectively, and we face the risk that our services or products may infringe upon the intellectual property rights of others.

We cannot guarantee that trade secret, trademark and copyright law protections, or our internal policies and procedures regarding our management of intellectual property, are adequate to deter misappropriation of our intellectual property (including our software, which may become an increasingly important part of our business). Existing laws of some countries in which we provide services or products may offer only limited protection of our intellectual property rights. Also, we may be unable to detect the unauthorized use of our intellectual property and take the necessary steps to enforce our rights, which may have a material adverse impact on our business, financial condition or results of operations. We cannot be sure that our services and products, or the products of others that we offer to our clients, do not infringe on the intellectual property rights of third parties, and we may have infringement claims asserted against us or our clients. These claims may harm our reputation, result in financial liability, consume financial resources to pursue or defend, and prevent us from offering some services or products. In addition, these claims, whether with or without merit, could be expensive, take significant time and divert management’s focus and resources from business operations. Successful challenges against us could require us to modify or discontinue our use of technology or business processes where such use is found to infringe or violate the rights of others, or require us to purchase licenses from third parties, any of which could adversely affect our business, financial condition and operating results.

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

Financial and Related Regulatory, Including Tax, Risks

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

Our outstanding debt could adversely affect our cash flows and financial flexibility, and we may not be able to obtain financing on favorable terms or at all.

Willis Towers Watson had total consolidated debt outstanding of approximately $5.6 billion as of December 31, 2020, and our interest expense was $244 million for the year ended December 31, 2020.

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

On December 22, 2017, the U.S. government enacted comprehensive tax reform legislation commonly referred to as the Tax Cuts and Jobs Act (the ‘U.S. Tax Reform’), which generally became effective on January 1, 2018. The U.S. Tax Reform included numerous changes to existing tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%. Among other things, U.S. Tax Reform could cause us to lose the benefit of certain tax credits and deductions, limit our ability to deduct interest incurred in the U.S. and potentially increase our income taxes due to the base erosion and anti-abuse tax (‘BEAT’). The U.S. Treasury Department has issued a number of proposed regulations clarifying some of the provisions of the U.S. Tax Reform, many of which are still ongoing. We will continue to evaluate the overall impact of U.S. Tax Reform and related regulations on our operations and tax position over the next twelve months. The U.S. Tax Reform could have a material adverse effect on our financial results.

Further, the new Presidential administration may propose and implement significant changes to the U.S. tax policies and legislative action may be taken by the U.S. Congress which, if ultimately enacted, could limit the availability of tax benefits or deductions that we currently claim, override tax treaties upon which we rely, or otherwise affect the taxes that the U.S. imposes on our worldwide operations. Regulations or administrative guidance from the U.S. Treasury Department that are currently proposed or newly issued in the future could have similar consequences. Such changes could materially adversely affect our effective tax rate and/or require us to take further action, at potentially significant additional expense, to seek to preserve our effective tax rate. In addition, if proposals were enacted that have the effect of limiting our ability as an Irish company to take advantage of tax treaties with the U.S., we could incur additional tax expense and/or otherwise experience business detriment.

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

A significant portion of our operations is conducted outside of the U.S. Accordingly, we are subject to legal, economic and market risks associated with operating in foreign countries, including devaluations and fluctuations in currency exchange rates; imposition of limitations on conversion of foreign currencies into Pounds sterling or U.S. dollars or remittance of dividends and other payments by foreign subsidiaries; hyperinflation in certain foreign countries; imposition or increase of investment and other restrictions by foreign governments; and the requirement of complying with a wide variety of foreign laws. Additionally, and as noted above, the unknown impacts of Brexit may expose us to additional exchange rate fluctuations in the Pounds sterling.

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

The Company is organized as a holding company, a legal entity separate and distinct from our operating subsidiaries. As a holding company without significant operations of our own, we are dependent upon dividends and other payments from our operating subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligations, for paying dividends to shareholders, for repurchasing shares of common stock and for corporate expenses. Legal and regulatory restrictions, foreign exchange controls, as well as operating requirements of our subsidiaries, may limit our ability to obtain cash from these subsidiaries. For example, Willis Limited, our U.K. brokerage subsidiary regulated by the FCA, is currently required to maintain $140 million in unencumbered and available financial resources, of which at least $51 million must be in cash, for regulatory purposes. In the event our operating subsidiaries are unable to pay dividends and other payments to the Company, we may not be able to service debt, pay obligations or pay dividends on, or repurchase shares of, common stock.

In the event we are unable to generate cash from our operating subsidiaries for any of the reasons discussed above, our overall liquidity could deteriorate.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We operate offices in many countries throughout the world and believe that our properties are generally suitable and adequate for the purposes for which they are used. The principal properties are located in the United States and the United Kingdom. In addition, we have other offices in various locations, including among others, Europe, Asia, Australia and Latin America. Operations of each of our segments are carried out in owned or leased offices under operating leases that typically do not exceed 10 years in length except for certain properties in key locations. We do not anticipate difficulty in meeting our space needs at lease expiration.

The fixed assets owned by us represented approximately 3% of total assets as of December 31, 2020 and consisted primarily of furniture and equipment, leasehold improvements, computer software, internally-developed software and land and buildings.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Share Data

Our ordinary shares began trading on the NASDAQ Global Select Market under the symbol ‘WLTW’ on January 5, 2016. As of February 18, 2021, there were 1,165 shareholders of record of our shares.

Dividends

We normally pay dividends on a quarterly basis to shareholders of record on March 31, June 30, September 30 and December 31. In February 2021, the board of directors is expected to approve a regular quarterly cash dividend of $0.71 per common share. The dividend is expected to be payable on or about April 15, 2021 to shareholders of record at the close of business on March 31, 2021.

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

Total Shareholder Return

The graph below depicts cumulative total shareholder returns for Willis Towers Watson for the period from January 5, 2016 through December 31, 2020.

The graph also depicts the total return for the S&P 500 and for a peer group for Willis Towers Watson comprised of Accenture plc, Aon plc, Arthur J. Gallagher & Co., Brown & Brown Inc., Cognizant Technology Solutions Corporation, Marsh & McLennan Companies, Inc. and Robert Half International Inc. The graph charts the performance of $100 invested on the initial date indicated, January 5, 2016, assuming full dividend reinvestment.

Unregistered Sales of Equity Securities and Use of Proceeds

During the year ended December 31, 2020 no shares were issued by the Company without registration under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company is authorized to repurchase shares, by way of redemption, and will consider whether to do so from time to time, based on many factors, including market conditions. Since April 20, 2016, when the Willis Towers Watson board reconfirmed, reapproved and reauthorized the remaining $529 million portion of the Legacy Willis program to repurchase the Company’s ordinary shares on the open market or by way of redemption or otherwise, the following additional authorizations have occurred:

•	November 10, 2016 — the Company announced that the board of directors approved an additional authorization of $1.0 billion.
•	February 23, 2018 — the Company announced that the board of directors approved an additional authorization of $400 million.
•	February 26, 2020 — the Company announced that the board of directors approved an additional authorization of $251 million.

There are no expiration dates for these repurchase plans or programs. With regard to certain prohibitions under the transaction agreement in connection with our pending business combination with Aon, during the year ended December 31, 2020, there was no share repurchase activity.

At December 31, 2020, the maximum number of shares that may be purchased under the existing stock repurchase program is 2,373,268, with approximately $500 million remaining on the current open-ended repurchase authority granted by the board. An estimate of the maximum number of shares under the existing authorities was determined using the closing price of our ordinary shares on December 31, 2020 of $210.68.

Securities Authorized for Issuance Under Equity Compensation Plans

For information on our securities authorized for issuance under our existing equity compensation plans, see ‘Securities Authorized for Issuance under Equity Compensation Plans’ in our proxy statement filed with the SEC.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The Company has elected to early-adopt, as permitted under the applicable SEC rules, certain amendments to ‘Management’s Discussion and Analysis’ and the elimination of ‘Selected Financial Data’ and ‘Supplementary Financial Information’ adopted by the SEC on November 19, 2020. The final rule became effective on February 10, 2021 and must be applied in a registrant’s first fiscal year ending on or after August 9, 2021, however, early adoption is permitted following the effective date on an item-by-item basis. Based on the final rule, we have excluded Item 6 Selected Consolidated Financial Data from this Annual Report on Form 10-K.

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

Our methods of calculating these measures may differ from those used by other companies and therefore comparability may be limited. These financial measures should be viewed in addition to, not in lieu of, the consolidated financial statements for the year ended December 31, 2020.

See ‘Non-GAAP Financial Measures’ below for further discussion of our adjusted, constant currency and organic non-GAAP financial measures.

Executive Overview

Market Conditions

Within our insurance and brokerage business, the cyclical nature of the insurance market and the impact of other market conditions on insurance premiums, commission revenue may vary widely between accounting periods. A period of low or declining premium rates, generally known as a ‘soft’ or ‘softening’ market, generally leads to downward pressure on commission revenue and can have a material adverse impact on our revenue and operating margin. A ‘hard’ or ‘firming’ market, during which premium rates rise, generally has a favorable impact on our revenue and operating margin. Rates, however, vary by geography, industry and client segment. As a result, and due to the global and diverse nature of our business, we view rates in the aggregate. Overall, we are currently seeing a modest but definite improvement with pricing in the market.

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

Following the occurrence of Brexit and the end of the formal transition period on December 31, 2020, a trade agreement has been established between the U.K. and E.U. As expected, the agreement largely addresses goods and not services, and the Company has therefore completed the establishment of appropriate arrangements for the continued servicing of client business in all relevant E.U. countries. It is anticipated that further negotiations will ensue between the U.K. and E.U. in order to address matters related to services, including financial services, though the outcome of such discussions and potential impact on the Company are not yet known. For a further discussion of the risks of Brexit to the Company, see Part I, Item 1A Risk Factors within this Annual Report on Form 10-K.

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

Although approximately 21% of our revenue is generated in the U.K. on an annual basis, about 12% of revenue is denominated in Pounds sterling, as much of the insurance business is transacted in U.S. dollars. Approximately 20% of our expenses is denominated in Pounds sterling, thus we generally benefit from a weakening Pound sterling in our income from operations. However, we have a Company hedging strategy for this aspect of our business, which is designed to mitigate significant fluctuations in currency.

See Part I, Item 1A Risk Factors in this Annual Report on Form 10-K for discussions of risks that may affect our ability to compete.

Proposed Combination with Aon plc

On March 9, 2020, the Company and Aon issued an announcement disclosing that they had signed a business combination agreement, pursuant to which the Company will be acquired by Aon. The transaction remains subject to various customary closing conditions, including required antitrust and other regulatory approvals. The parties expect the transaction to close in the first half of 2021, subject to satisfaction of these conditions. The transaction also subjects the Company to various incremental risks, both before closing and after the transaction is potentially closed. See ‘Business – The Company’ and ‘Risk Factors – Combination-Related Risks.’

Risks and Uncertainties of the COVID-19 Pandemic

The COVID-19 pandemic has had an adverse impact on global commercial activity, including the global supply chain, and has contributed to significant volatility in the global financial markets including, among other effects, occasional declines in the equity markets, changes in interest rates and reduced liquidity on a global basis. In light of the effects on our own business operations and those of our clients, suppliers and other third parties with whom we interact, the Company has regularly considered the impact of COVID-19 on our business, taking into account our business resilience and continuity plans, financial modeling and stress testing of liquidity and financial resources.

Generally, the COVID-19 pandemic did not have a material adverse impact on our overall financial results during 2020; however, during 2020, the COVID-19 pandemic negatively impacted our revenue growth, primarily in our businesses that are discretionary in nature. We believe such level of impact will continue through much of 2021, at least until a sufficient portion of the populations in jurisdictions where we do business have been vaccinated and social-distancing orders are lessened or lifted.

As part of the significant estimates and assumptions that are inherent in our financial statements, we have considered the impact COVID-19 will have on our client behavior and the economic environment looking forward to 2021 and throughout the geographies in which we operate. These estimates and assumptions include the collectability of billed and unbilled receivables, the estimation of revenue, and the fair value of our reporting units, tangible and intangible assets and contingent consideration. With regard to collectability of receivables, we believe we may continue to face atypical delays in client payments going forward. The demand for certain discretionary lines of business has decreased, and we believe that decrease may continue to impact our financial results in succeeding periods. Non-discretionary lines of business have also been, to some extent, adversely affected and may be adversely affected in the future. Further, reduced economic activity or disruption in insurance markets could reduce the demand for or the extent of insurance coverage. For example, we have seen instances where the reduced demand for air travel has reduced the extent of insurance coverage needed. Also, the increased frequency and severity of coverage disputes between our clients and (re)insurers arising out of the pandemic could increase our professional liability risk. We will continue to monitor the situation and assess any implications to our business and our stakeholders.

The extent to which COVID-19 impacts our business and financial position will depend on future developments, which are difficult to predict. These future developments may include the severity and scope of the COVID-19 outbreak, which may unexpectedly change or worsen, and the types and duration of measures imposed by governmental authorities to contain the virus or address its impact. We continue to expect that the COVID-19 pandemic will negatively impact our revenue and operating results in fiscal 2021. We believe that these trends and uncertainties are similar to those faced by other comparable registrants as a result of the pandemic. See also Part I, Item 1A Risk Factors for a discussion of actual and potential impacts of COVID-19 on our business, clients and operations.

Daily Operations - We continue to closely monitor the spread and impact of COVID-19 while adhering to government health directives, including the availability of vaccines. The Company continues to have restrictions on business travel, office access, meetings and events, but is actively developing its return-to-work plans with a focus on safe utilization based on appropriate social-distancing guidelines. We have thorough business continuity and incident management processes in place that have been activated, including split team operations and work-from-home protocols for essential workers which continue to be globally effective. We are communicating frequently with clients and critical vendors, while meeting our objectives via remote working capabilities, overseen and coordinated by our incident management response team. While no contingency plan can eliminate all risk of temporary service interruption, we regularly assess and update our plans to help mitigate reasonable risks to the extent possible.

Financial Statement Overview

The tables below set forth our summarized consolidated statements of comprehensive income and data as a percentage of revenue for the periods indicated. For management’s discussion of our results of operations for the year ended December 31, 2019 in comparison with the year ended December 31, 2018, please see our Annual Report on Form 10-K filed with the SEC on February 26, 2020.

Consolidated Statements of Comprehensive Income

($ in millions, except per share data)

	Years ended December 31,
	2020		2019

Revenue	$9,352	100%	$9,039	100%
Costs of providing services
Salaries and benefits	5,507	59%	5,249	58%
Other operating expenses	1,758	19%	1,719	19%
Depreciation	308	3%	240	3%
Amortization	462	5%	489	5%
Restructuring costs	24	—%	—	—%
Transaction and integration expenses	110	1%	13	—%
Total costs of providing services	8,169		7,710
Income from operations	1,183	13%	1,329	15%
Interest expense	(244)	(3)%	(234)	(3)%
Other income, net	399	4%	227	3%
Provision for income taxes	(318)	(3)%	(249)	(3)%
Income attributable to non-controlling interests	(24)	—%	(29)	—%
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$996	11%	$1,044	12%
Diluted earnings per share	$7.65		$8.02

Consolidated Revenue

We derive the majority of our revenue from commissions from our brokerage services and fees for consulting and administration services. No single client represented a significant concentration of our consolidated revenue for any of our three most recent fiscal years.

The following table details our top five markets based on percentage of consolidated revenue (in U.S. dollars) from the countries where work was performed for the year ended December 31, 2020. These figures do not represent the currency of the related revenue, which is presented in the next table.

Geographic Region	% of Revenue
United States	50%
United Kingdom	21%
France	4%
Canada	3%
Germany	3%

The table below details the percentage of our revenue and expenses by transactional currency for the year ended December 31, 2020.

Transactional Currency	Revenue	Expenses (i)
U.S. dollars	58%	52%
Pounds sterling	12%	20%
Euro	15%	12%
Other currencies	15%	16%

(i)

These percentages exclude certain expenses for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. These items include amortization of intangible assets and transaction and integration expenses.

The following table sets forth the total revenue for the years ended December 31, 2020 and 2019 and the components of the change in total revenue for the year ended December 31, 2020, as compared to the prior year:

				Components of Revenue Change (i)
			As		Constant
	Years Ended December 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2020	2019	Change	Impact	Change	Divestitures	Change
	($ in millions)
Revenue	$9,352	$9,039	3%	—%	4%	2%	2%

(i)	Components of revenue change may not add due to rounding.

Revenue for the year ended December 31, 2020 was $9.4 billion, compared to $9.0 billion for the year ended December 31, 2019, an increase of $313 million, or 3%, on an as-reported basis. Adjusting for the impact of foreign currency and acquisitions and disposals, our organic revenue growth was 2% for the year ended December 31, 2020. The CRB, IRR and BDA segments had organic revenue growth during the year, while the HCB segment was flat, in part due to the impact of the COVID-19 reduction in demand for our discretionary services. The revenue from acquisitions related primarily to TRANZACT, which generated revenue of $557 million for the year ended December 31, 2020 as compared to $245 million for the year ended December 31, 2019, which represents revenue included from the date of the acquisition of July 30, 2019.

Our revenue can be materially impacted by changes in currency conversions, which can fluctuate significantly over the course of a calendar year. For the year ended December 31, 2020, currency translation decreased our consolidated revenue by $10 million. The primary currency driving this change was the Brazilian Real.

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

Impact of the COVID-19 Pandemic on our Segments

The COVID-19 pandemic has had, and is projected to continue to have, an impact on certain of our service offerings. These impacts, which primarily affect our revenue, have been negative in some instances and positive in others and may in the future be material in either event. In addition, the potential negative impacts on our results may lag behind the developments to date related to the COVID-19 pandemic. We have thus far seen the impact of COVID-19 primarily on our business offerings that are discretionary in nature, such as consultative project work, which spans our segments, but primarily affected our HCB segment. However, most of the services we provide, including broking for various insurance products, compliance and valuation services, risk mitigation and outsourced administration for both pension and health and welfare plans are considered non-discretionary to our clients and recurring in nature. We have seen that these non-discretionary businesses are the least impacted of our offerings and while we expect that trend to continue, our non-discretionary businesses may be adversely affected due to changing demands in the market.

We expect to continue to experience unpredictable volatility in demand around our discretionary services and solutions. Clients may defer or delay decision-making or planned work or seek to terminate existing agreements for these discretionary services and solutions.

We recognize that the broad, global nature of the COVID-19 crisis has impacted the liquidity of our clients generally and caused us to not meet our original growth estimates for the year. We continue to monitor the global outbreak of the COVID-19 pandemic and take steps to mitigate the risks to us posed by its spread by working with our clients, colleagues, suppliers and other stakeholders. Due to the global breadth of the COVID-19 spread and the range of governmental and community reactions thereto, there is on-going uncertainty around its duration, severity, ultimate impact and the timing of recovery. We believe the pandemic will continue to cause an extended disruption on economic activity in 2021, and the impact on our consolidated results of operations, financial position and cash flows could be material. Meanwhile, although we cannot predict how long this situation will last, we continue to focus on maintaining a strong balance sheet, liquidity and financial flexibility.

Human Capital and Benefits

The HCB segment provides an array of advice, broking, solutions and software for our clients.

HCB is the largest segment of the Company, generating approximately 35% of our segment revenue for the year ended December 31, 2020. HCB is focused on addressing our clients’ people and risk needs to help them take on the challenges of operating in a global marketplace. This segment is further strengthened with teams of international consultants who provide support through each of our business units to the global headquarters of multinational clients and their foreign subsidiaries.

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

The following table sets forth HCB segment revenue for the years ended December 31, 2020 and 2019, and the components of the change in revenue for the year ended December 31, 2020 from the year ended December 31, 2019.

				Components of Revenue Change (i)
			As		Constant
	Years Ended December 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2020	2019	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$3,278	$3,298	(1)%	—%	(1)%	—%	—%

(i)	Components of revenue change may not add due to rounding.

HCB segment revenue for both the years ended December 31, 2020 and 2019 was $3.3 billion. On an organic basis, the global impact of COVID-19 negatively impacted demand in our Talent and Rewards business. Health and Benefits delivered moderate revenue growth, driven by increased consulting and brokerage services and continued expansion of our client portfolio for both local and global benefit management appointments. In our Retirement and Technology and Administration Solutions businesses, revenue grew modestly as a result of increased project work in the first half of the year, primarily in Great Britain and Western Europe.

Corporate Risk and Broking

The CRB segment provides a broad range of risk advice, insurance brokerage and consulting services to our clients worldwide, ranging from small businesses to multinational corporations. The segment delivers integrated global solutions tailored to client needs and underpinned by data and analytics.

CRB generated approximately 32% of our segment revenue for the year ended December 31, 2020 and places more than $20 billion of premiums into the insurance markets on an annual basis.

CRB has eight global lines of business:

•	Property and Casualty — Property and Casualty provides property and liability insurance brokerage services across a wide range of industries and segments, including real estate, healthcare and retail.
•	Aerospace — Aerospace provides specialist expertise to the aerospace and space industries.
•	Construction — Our Construction business provides services that include insurance broking, claims, loss control and specialized risk advice for a wide range of construction projects and activities.
•

Facultative — Facultative capabilities exist for each of CRB’s offerings to serve as a broker or intermediary for insurance companies seeking to arrange reinsurance solutions across various classes of risk.

•

Financial, Executive and Professional Risks (‘FINEX’) — FINEX encompasses all financial and executive risks, delivering client solutions that range from management and professional liability, employment practices liability, crime, cyber and merger and acquisition-related insurances, to risk consulting and advisory services.

•	Financial Solutions — Financial Solutions provides insurance broking services and specialized risk advice related to credit, surety, terrorism and political risk.
•	Marine — Marine provides specialist expertise to the maritime and logistics industries.
•	Natural Resources — Our Natural Resources practice encompasses the oil, gas and chemicals, mining and metals, power and utilities and renewable energy sectors.

The following table sets forth CRB segment revenue for the years ended December 31, 2020 and 2019, and the components of the change in revenue for the year ended December 31, 2020 from the year ended December 31, 2019.

				Components of Revenue Change (i)
			As		Constant
	Years Ended December 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2020	2019	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$2,977	$2,946	1%	—%	1%	—%	1%

(i)	Components of revenue change may not add due to rounding.

CRB segment revenue for the years ended December 31, 2020 and 2019 was $3.0 billion and $2.9 billion, respectively. On an organic basis, North America led the segment, followed by Western Europe, primarily with new business generation along with strong renewals. The revenue increase was partially offset by a decline in Great Britain and International, due to a change in the remuneration model for certain lines of business. This change, which is neutral to operating income, results in lower revenue and an equal reduction to salaries and benefits expense. Absent this change, International revenue increased, led by growth in Latin America and Asia. Great Britain was additionally impacted by an internal transfer of a book of business to North America. Apart from these two structural changes, revenue increased modestly due to strong new business and renewals which were partially offset by the impact of COVID-19 on the construction and marine insurance lines.

Investment, Risk and Reinsurance

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

This segment is our third largest segment and generated approximately 18% of segment revenue for the Company for the year ended December 31, 2020. With approximately 79% of the revenue for this segment split between North America and the U.K., IRR includes the following businesses and offerings:

•	Willis Re — Willis Re provides reinsurance industry clients with an understanding of how risk affects capital and financial performance and advises on the best ways to manage related outcomes.
•

Insurance Consulting and Technology — Insurance Consulting and Technology is a global business that provides advice and technology solutions to the insurance industry. We combine our consulting and technology solutions to provide guidance on risk and capital management, pricing and predictive modeling, financial and regulatory reporting, financial and capital modeling, M&A, outsourcing and business management.

•	Investments — Investments provides advice and discretionary management solutions to improve investment outcomes for asset owners using a broad and sophisticated framework for managing risk.
•	Wholesale Insurance Broking — Wholesale Insurance Broking provides specialist broking services primarily to retail and wholesale brokers.
•	Innovisk — Innovisk brings together our set of managing general agent underwriting activities for the purposes of accelerating their future development using data and technology.
•	Willis Re Securities — Willis Re Securities provides capital markets services and products to companies involved in the insurance and reinsurance industries.
•

Max Matthiessen — Max Matthiessen is a leading advisor and broker for insurance, benefits, human resources and savings in the Nordic region. The business specializes in providing human capital and benefits administration together with providing market leading savings and insurance solutions.

The following table sets forth IRR segment revenue for the years ended December 31, 2020 and 2019, and the components of the change in revenue for the year ended December 31, 2020 from the year ended December 31, 2019. In September 2020, the Company sold its Max Matthiessen business, and the sale of Miller, its wholesale insurance broking subsidiary, is expected to be completed during the first quarter of 2021 (see Note 3 — Acquisitions and Divestitures within Item 8 of this Annual Report on Form 10-K for further information). The revenue and operating income attributed to these two businesses was $296 million and $80 million, respectively, for the year ended December 31, 2020.

				Components of Revenue Change (i)
			As		Constant
	Years Ended December 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2020	2019	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$1,651	$1,637	1%	—%	1%	(3)%	4%

(i)	Components of revenue change may not add due to rounding.

IRR segment revenue for the years ended December 31, 2020 and 2019 was $1.7 billion and $1.6 billion, respectively. On an organic basis, most lines of business contributed to the growth. Reinsurance growth was driven by new business wins and favorable renewal factors while Insurance Consulting and Technology revenue grew from strong technology sales. Max Matthiessen revenue increased as a result of overall growth in net commissions. Revenue growth in the Investment businesses resulted from client wins.

Benefit Delivery and Administration

The BDA segment provides primary medical and ancillary benefit exchange and outsourcing services to active employees and retirees across both the group and individual markets. A significant portion of the revenue in this segment is recurring in nature, driven by either the commissions from the policies we sell in our employer-based Medicare broking business, or from long-term service contracts with our clients that typically range from three to five years. Revenue across this segment may be seasonal, driven by the magnitude and timing of client enrollment activities, which often occur during the fourth quarter, with increased membership levels typically effective January 1, after calendar year-end benefits elections. On July 30, 2019, the Company acquired TRANZACT, which operates as part of the BDA segment. TRANZACT experiences seasonally higher revenue during the fourth quarter due primarily to the timing of the Federal Medicare Open Enrollment window.

BDA generated approximately 15% of our segment revenue for the year ended December 31, 2020. BDA provides services via three related offerings to customers primarily in the U.S.:

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

The following table sets forth BDA segment revenue for the years ended December 31, 2020 and 2019, and the components of the change in revenue for the year ended December 31, 2020 from the year ended December 31, 2019.

				Components of Revenue Change (i)
			As		Constant
	Years Ended December 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2020	2019	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$1,359	$1,035	31%	—%	31%	21%	10%

(i)	Components of revenue change may not add due to rounding.

BDA segment revenue for the years ended December 31, 2020 and 2019 was $1.4 billion and $1.0 billion, respectively. BDA’s organic revenue increase was led by Individual Marketplace, primarily by TRANZACT, with growth across all products. Benefits Outsourcing revenue also grew, driven by its expanded client base. For the year ended December 31, 2020, TRANZACT generated revenue of $557 million as compared to $245 million for the year ended December 31, 2019, in which it was partially included from the date of the acquisition of July 30, 2019.

Costs of Providing Services

Total costs of providing services for the year ended December 31, 2020 were $8.2 billion, compared to $7.7 billion for the year ended December 31, 2019, an increase of $459 million, or 6%. See the following discussion for further details.

Salaries and Benefits

Salaries and benefits for the year ended December 31, 2020 were $5.5 billion, compared to $5.2 billion for the year ended December 31, 2019, an increase of $258 million, or 5%. The increase was primarily a result of higher salaries and incentive accruals along with the full year inclusion of TRANZACT’s compensation costs. Salaries and benefits, as a percentage of revenue, represented 59% and 58% for the years ended December 31, 2020 and 2019, respectively.

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

Other operating expenses for the year ended December 31, 2020 were $1.8 billion, compared to $1.7 billion for the year ended December 31, 2019, an increase of $39 million, or 2%. The increase was primarily due to the full year inclusion of TRANZACT’s operating expenses as well as the settlement of two shareholder litigation suits net of insurance and other recovery receivables (see

Note 14 — Commitments and Contingencies, within Item 8 in this Annual Report on Form 10-K), partially offset by lower travel and entertainment, marketing and occupancy costs during the year.

Depreciation

Depreciation represents the expense incurred over the useful lives of our tangible fixed assets and internally-developed software. Depreciation for the year ended December 31, 2020 was $308 million, compared to $240 million for the year ended December 31, 2019, an increase of $68 million, or 28%. The increase was due to a higher depreciable base of assets resulting from additional assets placed in service during 2019. Also contributing to the year-over-year increase was an additional charge of $35 million which we recognized in the first quarter of 2020 as an acceleration of depreciation related to the abandonment of an internally-developed software asset.

Amortization

Amortization represents the amortization of acquired intangible assets, including acquired internally-developed software. Amortization for the year ended December 31, 2020 was $462 million, compared to $489 million for the year ended December 31, 2019, a decrease of $27 million, or 6%. Our intangible amortization is more heavily weighted to the initial years of the useful lives of the related intangibles, and therefore amortization related to intangible assets purchased prior to our acquisition of TRANZACT will continue to decrease over time. This decrease was partially offset by the additional amortization resulting from the intangible assets related to the TRANZACT acquisition.

Restructuring Costs

Restructuring costs for the year ended December 31, 2020 were $24 million, all of which related to minor restructuring activities carried out by various business lines throughout the Company. There were no restructuring costs incurred for the year ended December 31, 2019.

Transaction and integration expenses

Transaction and integration expenses for the year ended December 31, 2020 were comprised of $110 million of mostly transaction costs, consisting primarily of legal fees related to our proposed combination with Aon and integration expenses related to the acquisition of TRANZACT in 2019, compared to $13 million of transaction costs, primarily related to the acquisition of TRANZACT, for the year ended December 31, 2019. There were no integration costs incurred during 2019 due to the completion of all integration activities in 2018 related to the Merger.

Income from Operations

Income from operations for the year ended December 31, 2020 was $1.2 billion, compared to $1.3 billion for the year ended December 31, 2019, a decrease of $146 million. This decrease resulted mostly from higher salaries and benefits and transaction and integration expenses as well as the additional depreciation related to the asset abandonment noted above, partially offset by higher revenue year over year.

Interest Expense

Interest expense for the years ended December 31, 2020 and 2019 was $244 million and $234 million, respectively. Interest expense is comprised primarily of interest associated with our senior notes. Interest expense increased by $10 million for the year ended December 31, 2020, which was primarily due to our additional senior notes offerings during the second half of 2019 and the first half of 2020, and additional indebtedness associated with the TRANZACT acquisition.

Other Income, Net

Other income, net for the year ended December 31, 2020 was $399 million, compared to $227 million for the year ended December 31, 2019, an increase of $172 million. The increase resulted from the net gains on disposals of operations, primarily due to the disposal of our Max Matthiessen business (see Note 3 – Acquisitions and Divestitures within Item 8 in this Annual Report on Form 10-K), and higher pension income in the current year.

Provision for Income Taxes

Provision for income taxes for the year ended December 31, 2020 was $318 million, compared with $249 million for the year ended December 31, 2019. The effective tax rates for the years ended December 31, 2020 and 2019 were 23.8% and 18.8%, respectively. These effective tax rates are calculated using extended values from our consolidated statements of comprehensive income and are therefore more precise tax rates than can be calculated from rounded values. The current year effective tax rate is higher primarily due to additional tax expense of $61 million in connection with the temporary income tax provisions of the CARES Act. During 2020 the Company elected to utilize the higher section 163(j) 50 percent business interest limitation for tax years 2019 and 2020, which allows the Company to utilize additional interest expense. The utilization of additional interest expense reduces our regular tax liability and reduces our ability to utilize foreign tax credits, however, it creates a base erosion minimum tax expense for these tax years. The Base Erosion and Anti-Abuse Tax (‘BEAT’) effectively applies a 10 percent minimum tax if modified taxable income, as adjusted for base erosion payments, is greater than the regular tax liability for a year.

Net income attributable to Willis Towers Watson

Net income attributable to Willis Towers Watson for both the years ended December 31, 2020 and 2019 was $1.0 billion, a decrease of $48 million, or 5%. This decrease resulted primarily from higher salaries and benefits, tax expense and transaction and integration expenses, partially offset by higher revenue year over year and the net gains on disposals of operations noted above.

Liquidity and Capital Resources

Executive Summary

Our principal sources of liquidity are funds generated by operating activities, available cash and cash equivalents and amounts available under our revolving credit facilities and any new debt offerings, subject to the limitations set forth in the Aon combination agreement. These sources of liquidity will fund our short-term and long-term obligations at December 31, 2020. Our most significant long-term obligations include mandatory debt and related interest, operating leases, and pension obligations and contributions to our qualified pension plans.

During 2020, the COVID-19 pandemic contributed to significant volatility in financial markets, including occasional declines in equity markets, changes in interest rates and reduced liquidity on a global basis. Specific to Willis Towers Watson, the COVID-19 pandemic has had, and we believe will continue to have, a negative impact on discretionary work we perform for our clients. We also believe this may continue to impact future cash collections from clients, particularly those in certain harder-hit industries. We have also reduced our spending on travel and associated expenses and third-party contractors, and we have the ability to reduce spending on discretionary projects and certain capital expenditures.

Based on our current balance sheet and cash flows, current market conditions and information available to us at this time, we believe that Willis Towers Watson has access to sufficient liquidity, which includes all of the borrowing capacity available to draw against our $1.25 billion revolving credit facility, to meet our cash needs for the next twelve months, including investing in the business for growth, scheduled debt repayments and dividend payments. In early 2021, we settled $210 million of obligations related to the Stanford and Willis Towers Watson merger-related securities litigations, and we currently anticipate that the $500 million of 5.750% senior notes maturing in the first quarter of 2021 and related interest will be repaid in full using our current cash and cash equivalents balances.

During the year ended December 31, 2020, the Company, together with its wholly-owned subsidiary, Willis North America Inc., as issuer, completed an offering of an additional $275 million aggregate principal amount of 2.950% senior notes due 2029. Willis North America Inc. previously issued $450 million aggregate principal amount in September 2019, all of which remains outstanding. Net proceeds of $280 million (excluding accrued interest on this recent offering from March 15, 2020 to, but not including, May 29, 2020, of $2 million payable to us on such date) were used to repay $175 million of the full principal amount and related accrued interest under our term loan facility, which was set to expire in July 2020, as well as repay $105 million of borrowings outstanding under our $1.25 billion revolving credit facility and related accrued interest.

Events that could change the historical cash flow dynamics discussed above include significant changes in operating results, potential future acquisitions or divestitures, material changes in geographic sources of cash, unexpected adverse impacts from litigation or regulatory matters, or future pension funding during periods of severe downturn in the capital markets.

Tax considerations - The Company recognizes deferred tax balances related to the undistributed earnings of subsidiaries when it expects that it will recover those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of the investments. We continue to have certain subsidiaries whose earnings have not been deemed permanently reinvested, for which we have been accruing estimates of the tax effects of such repatriation. Excluding these certain subsidiaries, we continue to assert that the historical cumulative earnings for the remainder of our subsidiaries have been reinvested indefinitely, and therefore do not provide deferred taxes on these amounts. If future events, including material changes in estimates of cash, working capital, long-term investment requirements or additional legislation relating to U.S. Tax Reform, necessitate that these earnings be distributed, an additional provision for income and foreign withholding taxes, net of credits, may be necessary. Other potential sources of cash may be through the settlement of intercompany loans or return of capital distributions in a tax-efficient manner.

Cash and Cash Equivalents

Our cash and cash equivalents at December 31, 2020 and 2019 totaled $2.1 billion and $887 million, respectively.

Additionally, we had all of the borrowing capacity available to draw against our $1.25 billion revolving credit facility at both December 31, 2020 and 2019.

Included within cash and cash equivalents at December 31, 2020 and 2019 are amounts held for regulatory capital adequacy requirements, including $88 million and $114 million, respectively, held within our regulated U.K. entities at December 31, 2020 and 2019.

Summarized Consolidated Cash Flows

The following table presents the summarized consolidated cash flow information for the years ended:

	Years ended December 31,
	2020	2019
	(in millions)
Net cash from/(used in):
Operating activities	$1,774	$1,081
Investing activities	(160)	(1,614)
Financing activities	(434)	397
INCREASE/(DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,180	(136)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	21	(2)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR (i)	895	1,033
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR (i)	$2,096	$895

(i)

As a result of the acquired TRANZACT collateralized facility (see Item 8, Note 10 — Debt within this filing on Form 10-K), cash, cash equivalents and restricted cash included $7 million and $8 million of restricted cash at December 31, 2020 and 2019, respectively, which is included within prepaid and other current assets on our consolidated balance sheets. There was no restricted cash amount held at December 31, 2018.

Cash Flows From Operating Activities

Cash flows from operating activities were $1.8 billion for 2020, compared to cash flows from operating activities of $1.1 billion for 2019. The $1.8 billion net cash from operating activities for 2020 included net income of $1.0 billion and $810 million of non-cash adjustments, partially offset by unfavorable changes in operating assets and liabilities of $56 million. The $810 million of non-cash adjustments primarily includes depreciation, amortization and non-cash lease expense. This increase in cash flows from operations as compared to the prior year was primarily due to positive cash flows from our improved working capital position driven by effective management of discretionary spending for the year ended December 31, 2020 as compared to December 31, 2019.

The $1.1 billion net cash from operating activities for 2019 included net income of $1.1 billion, adjusted for $798 million of non-cash adjustments, mostly offset by unfavorable changes in operating assets and liabilities of $790 million. The $798 million of non-cash adjustments primarily included depreciation, amortization and non-cash lease expense.

Cash Flows Used In Investing Activities

Cash flows used in investing activities for 2020 and 2019 were $160 million and $1.6 billion, respectively, with the current year primarily driven by capital expenditures and capitalized software additions and an acquisition during the first quarter of 2020. These outflows were partially offset by proceeds from the sale of operations, primarily resulting from the disposal of our Max Matthiessen business. Cash flows in the prior year were primarily driven by the acquisition of TRANZACT during the third quarter of 2019, coupled with capital expenditures and capitalized software additions.

Cash Flows (Used In)/From Financing Activities

Cash flows used in financing activities for 2020 were $434 million. The significant financing activities included dividend payments of $346 million and net debt-related payments of $47 million.

Cash flows from financing activities for 2019 were $397 million. The most significant financing activities included net debt-related proceeds of $958 million, which were partially offset by dividend payments of $329 million and share repurchases of $150 million.

Indebtedness

Total debt, total equity, and the capitalization ratio at December 31, 2020 and December 31, 2019 were as follows:

	December 31,
	2020	2019
	(in millions)
Long-term debt	$4,664	$5,301
Current debt	971	316
Total debt	$5,635	$5,617

Total Willis Towers Watson shareholders’ equity	$10,820	$10,249

Capitalization ratio	34.2%	35.4%

At December 31, 2020, our mandatory debt repayments over the next twelve months include $500 million outstanding on our 5.750% senior notes due 2021, $450 million outstanding on our 3.500% senior notes due 2021 and $22 million outstanding on our collateralized facility assumed as part of our acquisition of TRANZACT.

At December 31, 2020 and 2019, we were in compliance with all financial covenants.

Fiduciary Funds

As an intermediary, we hold funds, generally in a fiduciary capacity, for the account of third parties, typically as the result of premiums received from clients that are in transit to insurers and claims due to clients that are in transit from insurers. We report premiums, which are held on account of, or due from, clients, as assets with a corresponding liability due to the insurers. Claims held by or due to us, which are due to clients, are also shown as both Fiduciary assets and Fiduciary liabilities on our consolidated balance sheets.

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

At December 31, 2020 and 2019, we had fiduciary funds of $4.3 billion and $3.4 billion, respectively.

Share Repurchase Program

The Company is authorized to repurchase shares, by way of redemption, and will consider whether to do so from time to time, based on many factors, including market conditions. There are no expiration dates for our repurchase plans or programs.

On February 26, 2020, the board of directors approved a $251 million increase to the existing share repurchase program, increasing the total remaining authorization to $500 million. See Part II, Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in this Annual Report on Form 10-K for further information regarding the Company’s share repurchase program.

With regard to certain prohibitions under the transaction agreement in connection with our pending business combination with Aon, during the year ended December 31, 2020 the Company had no share repurchase activity.

At December 31, 2020, approximately $500 million remained on the current repurchase authority. The maximum number of shares that could be repurchased based on the closing price of our ordinary shares on December 31, 2020 of $210.68 was 2,373,268.

Capital Commitments

The Company has no material commitments for capital expenditures. Our capital expenditures for fixed assets and software for internal use were $223 million for the year ended December 31, 2020. Expected capital expenditures for fixed assets and software for internal use are approximately $200 million for the year ended December 31, 2021. We expect cash from operations to adequately provide for these cash needs.

Dividends

Total cash dividends of $346 million were paid during the year ended December 31, 2020. In February 2021, the board of directors approved a quarterly cash dividend of $0.71 per share ($2.84 per share annualized rate), which will be paid on or about April 15, 2021 to shareholders of record as of March 31, 2021.

Supplemental Guarantor Financial Information

As of December 31, 2020, Willis Towers Watson has issued the following debt securities (the ‘notes’):

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

Each member of the Obligor group has only a stockholder’s claim on the assets of the non-guarantor subsidiaries. This stockholder’s claim is junior to the claims that creditors have against those non-guarantor subsidiaries. Holders of the notes will only be creditors of the Obligor group and not creditors of the non-guarantor subsidiaries. As a result, all of the existing and future liabilities of the non-guarantor subsidiaries, including any claims of trade creditors and preferred stockholders, will be structurally senior to the notes. As of and for the periods ended December 31, 2020 and 2019, the non-guarantor subsidiaries represented substantially all of the total assets and accounted for substantially all of the total revenue of the Company prior to consolidating adjustments. The non-guarantor subsidiaries have other liabilities, including contingent liabilities that may be significant. Each indenture does not contain any limitations on the amount of additional debt that the Obligor group and the non-guarantor subsidiaries may incur. The amounts of this debt could be substantial, and this debt may be debt of the non-guarantor subsidiaries, in which case this debt would be effectively senior in right of payment to the notes.

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

Intercompany balances and transactions between members of the Obligor group have been eliminated. All intercompany balances and transactions between the Obligor group and the non-guarantor subsidiaries have been presented in the disclosures below on a net presentation basis, rather than a gross basis, as this better reflects the nature of the intercompany positions and presents the funding or funded position that is to be received or owed.  The intercompany balances and transactions between the Obligor group and non-guarantor subsidiaries, presented below, relate to a number of items including loan funding for acquisitions and other purposes, transfers of surplus cash between subsidiary companies, funding provided for working capital purposes, settlement of expense accounts, transactions related to share-based payment arrangements and share issuances, intercompany royalty arrangements, intercompany dividends and intercompany interest. At December 31, 2020 and 2019, the intercompany balances of the Obligor group with non-guarantor subsidiaries were net receivables of $500 million and $4.3 billion, respectively, and net payables of $7.6 billion and $3.5 billion, respectively.

No balances or transactions of non-guarantor subsidiaries are presented in the disclosures other than the intercompany items noted above.

Presented below is certain summarized financial information for the Obligor group.

	As of December 31, 2020	As of December 31, 2019
	(in millions)
Total current assets	$161	$1,210
Total non-current assets	671	3,436
Total current liabilities	5,116	3,993
Total non-current liabilities	8,434	5,387

Year ended December 31, 2020
(in millions)
Revenue	$281
Loss from operations	(23)
Loss from operations before income taxes (i)	(505)
Net loss	(404)
Net loss attributable to Willis Towers Watson	(404)

(i)  Includes intercompany expense, net of the Obligor group from non-guarantor subsidiaries of $18 million for the year ended December 31, 2020.

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

Management believes that these measures are relevant and provide useful information widely used by analysts, investors and other interested parties in our industry to provide a baseline for evaluating and comparing our operating performance, and in the case of free cash flow, our liquidity results.

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
•

Provisions for significant litigation - We will include provisions for litigation matters which we believe are not representative of our core business operations. These amounts are presented net of insurance and other recovery receivables.

•	Tax effect of the CARES Act - Relates to the incremental tax expense impact, primarily from the BEAT, generated from electing certain income tax provisions of the CARES Act.
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

A reconciliation of the reported change to the constant currency and organic change for the year ended December 31, 2020 from the year ended December 31, 2019 is as follows:

				Components of Revenue Change (i)
			As		Constant
	Years ended December 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2020	2019	Change	Impact	Change	Divestitures	Change
	($ in millions)
Revenue	$9,352	$9,039	3%	—%	4%	2%	2%

(i)	Components of revenue change may not add due to rounding.

Adjusting for the impacts of foreign currency and acquisitions and disposals in the calculation of our organic activity, our revenue grew by 2% for the year ended December 31, 2020. The CRB, IRR and BDA segments had organic revenue growth during the year, while the HCB segment was flat, in part due to the impact of the COVID-19 reduction in demand for our discretionary services.

Adjusted Operating Income/Margin

We consider adjusted operating income/margin to be important financial measures, which are used to internally evaluate and assess our core operations and to benchmark our operating results against our competitors.

Adjusted operating income is defined as income from operations adjusted for amortization, restructuring costs, transaction and integration expenses and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results. Adjusted operating income margin is calculated by dividing adjusted operating income by revenue.

Reconciliations of income from operations to adjusted operating income for the years ended December 31, 2020 and 2019 are as follows:

	Years Ended December 31,
	2020	2019
	(in millions)
Income from operations	$1,183	$1,329
Adjusted for certain items:
Abandonment of long-lived asset	35	—
Amortization	462	489
Restructuring costs	24	—
Transaction and integration expenses	110	13
Provision for significant litigation (i)	65	—
Adjusted operating income	$1,879	$1,831
Income from operations margin	12.6%	14.7%
Adjusted operating income margin	20.1%	20.3%

(i)	For additional information, see the disclosure under Willis Towers Watson Merger-Related Securities Litigation in Note 14 — Commitments and Contingencies in Item 8 in this Annual Report on Form 10-K.

Adjusted operating income increased for the year ended December 31, 2020 to $1.9 billion, from $1.8 billion for the year ended December 31, 2019. This increase resulted primarily from higher revenue, partially offset by higher salaries and benefits expense.

Adjusted EBITDA/Margin

We consider adjusted EBITDA/margin to be important financial measures, which are used to internally evaluate and assess our core operations, to benchmark our operating results against our competitors and to evaluate and measure our performance-based compensation plans.

Adjusted EBITDA is defined as net income adjusted for provision for income taxes, interest expense, depreciation and amortization, restructuring costs, transaction and integration expenses, gains and losses on disposals of operations and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results. Adjusted EBITDA margin is calculated by dividing adjusted EBITDA by revenue.

Reconciliations of net income to adjusted EBITDA for the years ended December 31, 2020 and 2019 are as follows:

	Years Ended December 31,
	2020	2019
	(in millions)
NET INCOME	$1,020	$1,073
Provision for income taxes	318	249
Interest expense	244	234
Depreciation (i)	308	240
Amortization	462	489
Restructuring costs	24	—
Transaction and integration expenses	110	13
Provision for significant litigation (ii)	65	—
(Gain)/loss on disposal of operations	(81)	2
Adjusted EBITDA	$2,470	$2,300
Net income margin	10.9%	11.9%
Adjusted EBITDA margin	26.4%	25.4%

(i)	Includes abandonment of long-lived asset of $35 million for the year ended December 31, 2020.
(ii)	For additional information, see the disclosure under Willis Towers Watson Merger-Related Securities Litigation in Note 14 — Commitments and Contingencies in Item 8 in this Annual Report on Form 10-K.

Adjusted EBITDA for the year ended December 31, 2020 was $2.5 billion, compared to $2.3 billion for the year ended December 31, 2019. This increase resulted primarily from higher revenue and pension income, partially offset by higher salaries and benefits expense.

Adjusted Net Income and Adjusted Diluted Earnings Per Share

Adjusted net income is defined as net income attributable to Willis Towers Watson adjusted for amortization, restructuring costs, transaction and integration expenses, gains and losses on disposals of operations and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results and the related tax effect of those adjustments, the tax effect of the CARES Act and the tax effects of internal reorganizations. This measure is used solely for the purpose of calculating adjusted diluted earnings per share.

Adjusted diluted earnings per share is defined as adjusted net income divided by the weighted-average number of shares of common stock, diluted. Adjusted diluted earnings per share is used to internally evaluate and assess our core operations and to benchmark our operating results against our competitors.

Reconciliations of net income attributable to Willis Towers Watson to adjusted diluted earnings per share for the years ended December 31, 2020 and 2019 are as follows:

	Years Ended December 31,
	2020	2019
	($ and weighted-average shares in millions)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$996	$1,044
Adjusted for certain items:
Abandonment of long-lived asset	35	—
Amortization	462	489
Restructuring costs	24	—
Transaction and integration expenses	110	13
Provision for significant litigation (i)	65	—
(Gain)/loss on disposal of operations	(81)	2
Tax effect on certain items listed above (ii)	(149)	(121)
Tax effect of the CARES Act	61	—
Adjusted net income	$1,523	$1,427
Weighted-average shares of common stock — diluted	130	130
Diluted earnings per share	$7.65	$8.02
Adjusted for certain items (iii):
Abandonment of long-lived asset	0.27	—
Amortization	3.55	3.75
Restructuring costs	0.18	—
Transaction and integration expenses	0.84	0.10
Provision for significant litigation (i)	0.50	—
(Gain)/loss on disposal of operations	(0.62)	0.02
Tax effect on certain items listed above (ii)	(1.14)	(0.93)
Tax effect of the CARES Act	0.47	—
Adjusted diluted earnings per share	$11.70	$10.96

(i)	For additional information, see the disclosure under Willis Towers Watson Merger-Related Securities Litigation in Note 14 — Commitments and Contingencies in Item 8 in this Annual Report on Form 10-K.
(ii)	The tax effect was calculated using an effective tax rate for each item.
(iii)	Per share values and totals may differ due to rounding.

Our adjusted diluted earnings per share increased for the year ended December 31, 2020 as compared to the year ended December 31, 2019 primarily due to higher revenue and pension income, partially offset by higher salaries and benefits expense.

Adjusted Income Before Taxes and Adjusted Income Taxes/Tax Rate

Adjusted income before taxes is defined as income from operations before income taxes adjusted for amortization, restructuring costs, transaction and integration expenses, gains and losses on disposals of operations and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results. Adjusted income before taxes is used solely for the purpose of calculating the adjusted income tax rate.

Adjusted income taxes/tax rate is defined as the provision for income taxes adjusted for taxes on certain items of amortization, restructuring costs, transaction and integration expenses, gains and losses on disposals of operations, the tax effect of the CARES Act, the tax effects of internal reorganizations and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results, divided by adjusted income before taxes. Adjusted income taxes is used solely for the purpose of calculating the adjusted income tax rate.

Management believes that the adjusted income tax rate presents a rate that is more closely aligned to the rate that we would incur if not for the reduction of pre-tax income for the adjusted items and the tax effects of our internal reorganizations, which are not core to our current and future operations.

Reconciliations of income from operations before income taxes to adjusted income before taxes and provision for/(benefit from) income taxes to adjusted income taxes for the years ended December 31, 2020 and 2019 are as follows:

	Years Ended December 31,
	2020	2019
	($ in millions)
INCOME FROM OPERATIONS BEFORE INCOME TAXES	$1,338	$1,322
Adjusted for certain items:
Abandonment of long-lived asset	35	—
Amortization	462	489
Restructuring costs	24	—
Transaction and integration expenses	110	13
Provision for significant litigation (i)	65	—
(Gain)/loss on disposal of operations	(81)	2
Adjusted income before taxes	$1,953	$1,826

Provision for income taxes	$318	$249
Tax effect on certain items listed above (ii)	149	121
Tax effect of the CARES Act	(61)	—
Adjusted income taxes	$406	$370

U.S. GAAP tax rate	23.8%	18.8%
Adjusted income tax rate	20.8%	20.3%

(i)	For additional information, see the disclosure under Willis Towers Watson Merger-Related Securities Litigation in Note 14 — Commitments and Contingencies in Item 8 in this Annual Report on Form 10-K.
(ii)	The tax effect was calculated using an effective tax rate for each item.

Our U.S. GAAP tax rates were 23.8% and 18.8% for the years ended December 31, 2020 and 2019, respectively. The current year effective tax rate is higher primarily due to tax expense of $61 million recognized in connection with the temporary income tax provisions of the CARES Act. During 2020 the Company elected to utilize the higher section 163(j) 50 percent business interest limitation for tax years 2019 and 2020, which allows the Company to utilize additional interest expense. The utilization of additional interest expense reduces our regular tax liability and reduces our ability to utilize foreign tax credits, however, it creates a base erosion minimum tax expense for these tax years. The BEAT effectively applies a 10 percent minimum tax if modified taxable income, as adjusted for base erosion payments, is greater than the regular tax liability for a year.

Our adjusted income tax rates were 20.8% and 20.3% for the years ended December 31, 2020 and 2019, respectively. The current year adjusted income tax rate is higher than the prior year due to an enacted statutory tax rate change in the U.K., requiring us to remeasure our U.K. deferred tax liabilities and recognize a deferred tax expense of $11 million.

Free Cash Flow

Free cash flow is defined as cash flows from operating activities less cash used to purchase fixed assets and software for internal use. Free cash flow is a liquidity measure and is not meant to represent residual cash flow available for discretionary expenditures.

Management believes that free cash flow presents the core operating performance and cash generating capabilities of our business operations.

Reconciliations of cash flows from operating activities to free cash flow for the years ended December 31, 2020 and 2019 are as follows:

	Years ended December 31,
	2020	2019
	(in millions)
Cash flows from operating activities	$1,774	$1,081
Less: Additions to fixed assets and software for internal use	(223)	(246)
Free cash flow	$1,551	$835

The favorable movement in free cash flows in 2020 was primarily due to positive cash flows from our improved working capital position driven by effective management of discretionary spending for the year ended December 31, 2020. Our free cash flows in 2020 were partially offset by transaction and integration expenses, primarily related to the combination with Aon.

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

Estimation of transaction prices — This process occurs most frequently in certain broking transactions. In situations in which our fees are not fixed but are variable, we must estimate the likely commission per policy, taking into account the likelihood of cancellation before the end of the policy. For Medicare broking, Affinity arrangements and proportional treaty reinsurance broking, the commissions to which we will be entitled can vary based on the underlying individual insurance policies that are placed. For Medicare broking and proportional treaty reinsurance in particular, we base the estimates of transaction prices on supportable evidence from an analysis of past transactions, and only include amounts that are probable of being received or not refunded (referred to as applying ‘constraint’ under ASC 606, Revenue From Contracts With Customers). In our direct-to-consumer Medicare broking arrangements, the estimate of the total renewal commissions that will be received over the lifetime of the policy requires significant judgment, and will vary based on product type, estimated commission rates, the expected lives of the respective policies and other factors. The Company has applied an actuarial model to account for these uncertainties, which is updated periodically based on actual experience. Each of these processes result in us estimating a transaction price that may be significantly lower than the ultimate amount of commissions we may collect. The transaction price is then adjusted over time as we receive confirmation of our remuneration through receipt of commissions, or as other information becomes available.

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

Costs to Fulfill Broking Contracts

For our broking business, the Company must estimate the fulfillment costs incurred during the pre-placement of the broking contracts. These judgments include the following:

•	which activities in the pre-placement process should be eligible for capitalization;
•	the amount of time and effort expended on those pre-placement activities;
•	the amount of payroll and related costs eligible for capitalization; and,
•	the monthly or quarterly timing of underlying insurance and reinsurance policy inception dates.

Valuation of Billed and Unbilled Receivables from Clients

We maintain allowances for doubtful accounts to reflect estimated losses resulting from a client’s failure to pay for the services after the services have been rendered, which are recorded in other operating expenses. We also maintain allowances related to our unbilled receivables for such items as expected realization or client disputes, the related provision for which is recorded as a reduction to revenue. Our allowance policy is based in part on the aging of the billed and unbilled client receivables and has been developed based on our write-off history. However, facts and circumstances, such as the average length of time the receivables are past due, general market conditions at the time we perform the work, current economic trends and our clients’ ability to pay, may cause fluctuations in our valuation of billed and unbilled receivables.

Discretionary Compensation

Our compensation program includes a discretionary bonus that is determined by management and has historically been paid once per fiscal year after our annual operating results are finalized.

An estimated annual bonus amount is initially developed at the beginning of each fiscal year in conjunction with our budgeting process. Estimated annual operating performance is reviewed quarterly and the discretionary annual bonus amount is then adjusted, if necessary, by management to reflect changes in the forecast of pre-bonus profitability for the year. Our estimated annual profitability, coupled with the projected seasonality inherent in our business, represent significant estimates during our interim quarterly close process.

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

United Kingdom

Legacy Willis – This plan covers approximately one-quarter of the Legacy Willis employees in the United Kingdom. The plan is now closed to new entrants. New employees in the United Kingdom are offered the opportunity to join a defined contribution plan.

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

We recorded a combined $201 million net periodic benefit income for our U.S. and U.K. plans for the year ended December 31, 2020. For the U.S. and U.K. plans, the following table presents our estimated net periodic benefit income for 2021 and the impact to both plans of a 0.25% increase and decrease to both the expected return on assets (‘EROA’) and the discount rate assumptions; and the projected benefit obligations as of December 31, 2020 and the impact of a 0.25% increase and decrease to the discount rates:

	Totals - current estimates	Impact of 0.25% change to EROA		Impact of 0.25% change to discount rate
		Increase	Decrease	Increase	Decrease
Estimated 2021 (income):
U.S. Plans	$(91)	$(11)	$11	$(9)	$9
U.K. Plans	$(95)	$(14)	$14	$—	$—
Projected benefit obligation at December 31, 2020:
U.S. Plans	$5,291	N/A	N/A	$(163)	$171
U.K. Plans	$4,843	N/A	N/A	$(215)	$230

Economic factors and conditions often affect multiple assumptions simultaneously, and the effects of changes in key assumptions are not necessarily linear.

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

Goodwill is tested at the reporting unit level, and the Company had eight reporting units as of October 1, 2020.

During fiscal year 2020, the Company performed the impairment test for all reporting units. Each of the reporting unit’s estimated fair values were in excess of their carrying values, and we did not record any impairment losses of goodwill. To perform the test, we used valuation techniques to estimate the fair value of a reporting unit that are under the income and/or market approaches of valuation methods. Under the discounted cash flow method, an income approach, the business enterprise value is determined by discounting to present value the terminal value which is calculated using debt-free after-tax cash flows for a finite period of years. Key estimates in this approach were internal financial projection estimates prepared by management, assessment of business risk, and expected rates of return on capital. The guideline company method, a market approach, develops valuation multiples by comparing our reporting units to similar publicly traded companies. Key estimates and determination of valuation multiples rely on the selection of similar companies, obtaining forecast revenue and EBITDA estimates for the similar companies and selection of valuation multiples as they apply to the reporting unit characteristics. Under the similar transactions method, a market approach, actual transaction prices and operating data from companies deemed reasonably similar to the reporting units are used to develop valuation multiples as an indication of how much a knowledgeable investor in the marketplace would be willing to pay for the business units.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Risk Management

We are exposed to market risk from changes in foreign currency exchange rates. In order to manage the risk arising from these exposures, we enter into a variety of foreign currency derivatives. We do not hold financial or derivative instruments for trading purposes.

A discussion of our accounting policies for financial and derivative instruments is included in Note 2 — Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements and Note 9 — Derivative Financial Instruments within Item 8 of this Annual Report on Form 10-K.

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

The table below gives an approximate analysis of revenue and expenses by currency in 2020.

	U.S. dollars	Pounds sterling	Euro	Other currencies
Revenue	58%	12%	15%	15%
Expenses (i)	52%	20%	12%	16%

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

The foreign exchange risks in our London market operations are hedged to the extent that:

•

forecasted Pounds sterling expenses exceed Pounds sterling revenue, in which case the Company limits its exposure to this exchange rate risk by the use of forward contracts matched to a portion of the forecasted Pounds sterling outflows arising in the ordinary course of business. In addition, we are also exposed to foreign exchange risk on any net Pounds sterling asset or liability position in our London market operations;

•

the U.K. operations also earn significant revenue in Euro and Japanese yen. The Company limits its exposure to changes in the exchange rates between the U.S. dollar and these currencies by the use of foreign exchange contracts matched to a proportion of forecast cash inflows in these specific currencies and periods; and

•

Miller Insurance Services LLP, which is a Pound sterling functional entity, earns significant non-functional currency revenue, in which case the Company limits its exposure to exchange rate changes by the use of foreign exchange contracts matched to a proportion of forecast cash inflows in specific currencies and periods. The sale of our Miller business is expected to close during the first quarter of 2021, and as such, the foreign exchange contracts entered into by Miller will be part of the transaction.

Intercompany lending between subsidiaries

The Company engages in intercompany borrowing and lending between subsidiaries, primarily through our in-house banking operations which give rise to foreign exchange exposures. The Company mitigates these risks through the use of short-term foreign currency forward and swap transactions that offset the underlying exposure created when the borrower and lender have different functional currencies. These derivatives are not generally designated as hedging instruments and at December 31, 2020 we had notional amounts of $1.5 billion (denominated primarily in U.S. dollars, Pound sterling, Euro and Australian dollars), with net fair value assets of $15 million. Such derivatives typically mature within three months.

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

	Settlement date before December 31,
	2021		2022
December 31, 2020	Contract amount	Average contractual exchange rate	Contract amount	Average contractual exchange rate
	(millions)		(millions)
Foreign currency sold
U.S. dollars sold for Pounds sterling	$158	$1.29 = £1	$55	$1.30 = £1
Euros sold for U.S. dollars	70	€1 = $1.15	26	€1 = $1.16
Japanese yen sold for U.S. dollars	17	¥104.80 = $1	7	¥104.05 = $1
Euros sold for Pounds sterling	7	€1 = £1.13	—
Total	$252		$88
Fair value (i)	$5		$-

(i)

Represents the difference between the contract amount and the cash flow in U.S. dollars which would have been receivable had the foreign currency forward exchange contracts been entered into on December 31, 2020 at the forward exchange rates prevailing at that date.

Income earned within foreign subsidiaries outside of the U.K. is generally offset by expenses in the same local currency, however the Company does have exposure to foreign exchange movements on the net income of these entities.

Interest Rate Risk

The Company has access to $1.25 billion under a revolving credit facility expiring March 7, 2022. As of December 31, 2020, no amount was drawn on this facility. We are also subject to market risk from exposure to changes in interest rates based on our investing activities where our primary interest rate risk arises from changes in short-term interest rates in U.S. dollars, Pounds sterling and Euros.

The table below provides information about our financial instruments that are sensitive to changes in interest rates.

	Expected to mature before December 31,
	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value (i)
	($ in millions)
Fixed rate debt
Principal	$950	660	$250	$650	$—	$3,100	$5,610	$6,418
Fixed rate payable	4.684%	2.125%	4.625%	3.600%	—	4.224%	4.000%
Floating rate debt
Principal	$22	$17	$13	$3	$—	$—	$55	$55
Variable rate payable (ii)	5.448%	5.448%	5.530%	5.595%	—	—	5.475%

(i)	Represents the net present value of the expected cash flows discounted at current market rates of interest or quoted market rates as appropriate.

(ii)	Represents the estimated interest rate payable.

Interest Income on Fiduciary Funds

As a result of our operating activities, we receive cash for premiums and claims which we deposit in short-term investments denominated in U.S. dollars and other currencies. We earn interest on these funds, which is included in our consolidated financial statements as interest income. These funds are regulated in terms of access and the instruments in which they may be invested, most of which are short-term in maturity. At December 31, 2020, we held $2.2 billion of fiduciary funds invested in interest-bearing accounts. If short-term interest rates increased or decreased by 25 basis points, interest earned on these invested fiduciary funds, and therefore our interest income recognized, would increase or decrease by approximately $6 million on an annualized basis.

LIBOR-Related Debt Instruments

In July 2017, the Financial Conduct Authority, the authority that regulates LIBOR, announced its intention to phase out LIBOR as a benchmark rate by the end of 2021. The Alternative Reference Rates Committee (‘ARRC’), a group of private-market participants convened by the Federal Reserve Board and the Federal Reserve Bank of New York to help ensure a successful transition from U.S. dollar LIBOR (‘USD-LIBOR’) to a more robust reference rate, has proposed that the Secured Overnight Financing Rate (‘SOFR’) represents the best alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a transition plan with specific steps and timelines designed to encourage the adoption of SOFR and guide the transition to SOFR from USD-LIBOR. Organizations are currently working on industry-wide and company-specific transition plans related to derivatives and cash markets exposed to USD-LIBOR. Similar efforts are underway to identify suitable replacement reference rates for LIBOR in other major currencies.

As of December 31, 2020, the Company’s primary exposure is its $1.25 billion revolving credit facility maturing in 2022 and its collateralized facility assumed as part of its acquisition of TRANZACT, which are both priced using rates tied to LIBOR. We anticipate renegotiating the revolving credit facility prior to the potential LIBOR quotation termination date and will renegotiate, or repay, the collateralized facility prior to the end of 2021. In addition, the Company and its subsidiaries have entered into various intercompany notes indexed to LIBOR. The Company, in preparation for a December 31, 2021 deadline, expects to amend or replace the LIBOR-based intercompany notes as necessary to reflect new market benchmarks for the relevant loan currencies.

We are currently evaluating the LIBOR-related risks that may be inherent in our Treasury workstation software and elsewhere in our business and are monitoring for further proposals and guidance from the ARRC and other alternative-rate initiatives. While it is currently uncertain whether SOFR or another reference rate will be selected as the alternative to LIBOR, or whether other reforms will be enacted in response to the planned transition, we will make the appropriate changes when necessary.

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

Concentrations of credit risk with respect to receivables are limited due to the large number of clients and markets in which the Company does business, as well as the dispersion across many geographic areas. Management does not believe that significant risk exists in connection with the Company’s concentrations of credit as of December 31, 2020.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WILLIS TOWERS WATSON

INDEX TO FORM 10-K

For the year ended December 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Willis Towers Watson Public Limited Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Willis Towers Watson Public Limited Company and subsidiaries (the ‘Company’) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, changes in equity and cash flows, for the three years then ended, and the related notes (collectively referred to as the ‘financial statements’). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the three years then ended, in conformity with accounting principles generally accepted in the United States of America (‘US GAAP’).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (‘PCAOB’), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Errors and Omissions Reserve — Refer to Notes 2, 14 and 15 to the financial statements

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

Auditing management’s judgments related to its E&O provision, and in particular the broking, consulting and outsourcing business provisions related to the IBNR, and the provisions related to significant claims reported but not paid, involved especially complex and subjective judgment and an increased extent of effort, including the need to involve our actuarial specialists.

How the Critical Audit Matter Was Addressed in the Audit

We tested the effectiveness of controls over the Company’s estimation of the E&O provisions, including controls over the underlying historical claims data, the actuarial methodology used, the assumptions selected by management that are used to calculate the broking, consulting and outsourcing business IBNR provisions, and the establishment and quarterly evaluation of provisions for reported claims, including significant claims.

For the IBNR provisions, we evaluated the appropriateness of the IBNR models, including evaluating changes needed or warranted given changes in the business and trends emerging from the COVID-19 pandemic, and evaluated the consistency of the model with prior years in order to challenge the methodology used to estimate the provisions.  With the assistance of our actuarial specialists, we assessed the methodology and models used, including key inputs and assumptions used in, and arithmetical accuracy of, the models used. We also performed retrospective reviews of management’s estimated claims emergence in comparison to actual results and evaluated the provisions set by management in comparison to a range of independent estimates that we developed.

We evaluated the E&O matters and the appropriateness of their projected settlement values through inquiries of, and confirmations from, in-house counsel and external lawyers handling those matters for the Company.

/s/ Deloitte & Touche LLP

Philadelphia, PA

February 23, 2021

We have served as the Company’s auditor since 2017.

WILLIS TOWERS WATSON

Consolidated Statements of Comprehensive Income

(In millions of U.S. dollars, except per share data)

	Years ended December 31,
	2020	2019	2018
Revenue	$9,352	$9,039	$8,513
Costs of providing services
Salaries and benefits	5,507	5,249	5,123
Other operating expenses	1,758	1,719	1,637
Depreciation	308	240	208
Amortization	462	489	534
Restructuring costs	24	—	—
Transaction and integration expenses	110	13	202
Total costs of providing services	8,169	7,710	7,704
Income from operations	1,183	1,329	809
Interest expense	(244)	(234)	(208)
Other income, net	399	227	250
INCOME FROM OPERATIONS BEFORE INCOME TAXES	1,338	1,322	851
Provision for income taxes	(318)	(249)	(136)
NET INCOME	1,020	1,073	715
Income attributable to non-controlling interests	(24)	(29)	(20)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$996	$1,044	$695

EARNINGS PER SHARE
Basic earnings per share	$7.68	$8.05	$5.29
Diluted earnings per share	$7.65	$8.02	$5.27

NET INCOME	$1,020	$1,073	$715
Other comprehensive income/(loss), net of tax:
Foreign currency translation	$139	$78	$(251)
Defined pension and post-retirement benefits	(266)	(329)	(199)
Derivative instruments	(4)	21	2
Other comprehensive income/(loss), net of tax, before non-controlling interests	(131)	(230)	(448)
Comprehensive income before non-controlling interests	889	843	267
Comprehensive income attributable to non-controlling interests	(25)	(29)	(20)
Comprehensive income attributable to Willis Towers Watson	$864	$814	$247

See accompanying notes to the consolidated financial statements

WILLIS TOWERS WATSON

Consolidated Balance Sheets

(In millions of U.S. dollars, except share data)

	December 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$2,089	$887
Fiduciary assets	15,160	13,004
Accounts receivable, net	2,555	2,621
Prepaid and other current assets	497	525
Total current assets	20,301	17,037
Fixed assets, net	1,014	1,046
Goodwill	11,204	11,194
Other intangible assets, net	3,043	3,478
Right-of-use assets	902	968
Pension benefits assets	971	868
Other non-current assets	1,096	835
Total non-current assets	18,230	18,389
TOTAL ASSETS	$38,531	$35,426
LIABILITIES AND EQUITY
Fiduciary liabilities	$15,160	$13,004
Deferred revenue and accrued expenses	2,161	1,784
Current debt	971	316
Current lease liabilities	152	164
Other current liabilities	888	802
Total current liabilities	19,332	16,070
Long-term debt	4,664	5,301
Liability for pension benefits	1,405	1,324
Deferred tax liabilities	561	526
Provision for liabilities	407	537
Long-term lease liabilities	918	964
Other non-current liabilities	312	335
Total non-current liabilities	8,267	8,987
TOTAL LIABILITIES	27,599	25,057
COMMITMENTS AND CONTINGENCIES
EQUITY (i)
Additional paid-in capital	10,748	10,687
Retained earnings	2,434	1,792
Accumulated other comprehensive loss, net of tax	(2,359)	(2,227)
Treasury shares, at cost, 17,519 in 2020 and 2019 and 40,000 shares, €1 nominal value, in 2019	(3)	(3)
Total Willis Towers Watson shareholders’ equity	10,820	10,249
Non-controlling interests	112	120
Total equity	10,932	10,369
TOTAL LIABILITIES AND EQUITY	$38,531	$35,426

_________

(i)

Equity includes (a) Ordinary shares $0.000304635 nominal value; Authorized 1,510,003,775; Issued 128,964,579 (2020) and 128,689,930 (2019); Outstanding 128,964,579 (2020) and 128,689,930 (2019); (b) Ordinary shares, €1 nominal value; Authorized and Issued 40,000 shares in 2019; and (c) Preference shares, $0.000115 nominal value; Authorized 1,000,000,000 and Issued none in 2020 and 2019.

See accompanying notes to the consolidated financial statements

WILLIS TOWERS WATSON

Consolidated Statements of Cash Flows

(In millions of U.S. dollars)

	Years ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$1,020	$1,073	$715
Adjustments to reconcile net income to total net cash from operating activities:
Depreciation	308	240	213
Amortization	462	489	534
Non-cash lease expense	146	148	—
Net periodic benefit of defined benefit pension plans	(196)	(135)	(163)
Provision for doubtful receivables from clients	29	9	8
Provision for/(benefit from) deferred income taxes	99	(72)	(115)
Share-based compensation	90	74	50
Net (gain)/loss on disposal of operations	(81)	2	9
Non-cash foreign exchange (gain)/loss	(6)	26	26
Other, net	(41)	17	8
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable	72	(261)	68
Fiduciary assets	(1,774)	(365)	(839)
Fiduciary liabilities	1,774	365	839
Other assets	(205)	(269)	(22)
Other liabilities	215	(264)	(20)
Provisions	(138)	4	(23)
Net cash from operating activities	1,774	1,081	1,288
CASH FLOWS USED IN INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	(223)	(246)	(268)
Capitalized software costs	(63)	(59)	(54)
Acquisitions of operations, net of cash acquired	(69)	(1,329)	(36)
Net proceeds from sale of operations	212	17	4
Other, net	(17)	3	13
Net cash used in investing activities	(160)	(1,614)	(341)
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net payments on revolving credit facility	—	(131)	(754)
Senior notes issued	282	997	998
Proceeds from issuance of other debt	—	1,100	—
Debt issuance costs	(2)	(13)	(8)
Repayments of debt	(327)	(995)	(170)
Repurchase of shares	—	(150)	(602)
Proceeds from issuance of shares	16	45	45
Payments of deferred and contingent consideration related to acquisitions	(12)	(57)	(50)
Cash paid for employee taxes on withholding shares	(14)	(15)	(30)
Dividends paid	(346)	(329)	(306)
Acquisitions of and dividends paid to non-controlling interests	(28)	(55)	(26)
Other, net	(3)	—	—
Net cash (used in)/from financing activities	(434)	397	(903)
INCREASE/(DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,180	(136)	44
Effect of exchange rate changes on cash, cash equivalents and restricted cash	21	(2)	(41)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR (i)	895	1,033	1,030
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR (i)	$2,096	$895	$1,033

(i)

As a result of the acquired TRANZACT collateralized facility (see Note 10 — Debt), cash, cash equivalents and restricted cash included $7 million and $8 million of restricted cash at December 31, 2020 and 2019, respectively, which is included within prepaid and other current assets on our consolidated balance sheets. There were no restricted cash amounts held at December 31, 2018 and 2017.

See accompanying notes to the consolidated financial statements

WILLIS TOWERS WATSON

Consolidated Statements of Changes in Equity

(In millions of U.S. dollars and number of shares in thousands)

	Shares outstanding	Additional paid-in capital	Retained earnings	Treasury shares	AOCL (i)	Total WTW shareholders’ equity	Non-controlling interests	Total equity	Redeemable Non-controlling interest (ii)	Total
Balance as of January 1, 2018	132,140	$10,538	$1,104	$(3)	$(1,513)	$10,126	$123	$10,249	$28
Adoption of ASC 606	—	—	317	—	—	317	—	317	—
Shares repurchased	(3,919)	—	(602)	—	—	(602)	—	(602)	—
Net income	—	—	695	—	—	695	18	713	2	$715
Dividends declared ($2.40 per share)	—	—	(313)	—	—	(313)	—	(313)	—
Dividends attributable to non-controlling interests	—	—	—	—	—	—	(24)	(24)	(2)
Other comprehensive (loss)/income	—	—	—	—	(448)	(448)	2	(446)	(2)	$(448)
Issuance of shares under employee stock compensation plans	701	45	—	—	—	45	—	45	—
Share-based compensation and net settlements	—	27	—	—	—	27	—	27	—
Foreign currency translation	—	5	—	—	—	5	—	5	—
Balance as of December 31, 2018	128,922	$10,615	$1,201	$(3)	$(1,961)	$9,852	$119	$9,971	$26
Adoption of ASU 2018-02	—	—	36	—	(36)	—	—	—	—
Shares repurchased	(788)	—	(150)	—	—	(150)	—	(150)	—
Net income	—	—	1,044	—	—	1,044	23	1,067	6	$1,073
Dividends declared ($2.60 per share)	—	—	(339)	—	—	(339)	—	(339)	—
Dividends attributable to non-controlling interests	—	—	—	—	—	—	(21)	(21)	(2)
Other comprehensive loss	—	—	—	—	(230)	(230)	—	(230)	—	$(230)
Issuance of shares under employee stock compensation plans	556	45	—	—	—	45	—	45	—
Share-based compensation and net settlements	—	32	—	—	—	32	—	32	—
Acquisition of non-controlling interests	—	(6)	—	—	—	(6)	(1)	(7)	(30)
Foreign currency translation	—	1	—	—	—	1	—	1	—
Balance as of December 31, 2019	128,690	$10,687	$1,792	$(3)	$(2,227)	$10,249	$120	$10,369	$—
Net income	—	—	996	—	—	996	24	1,020	—	$1,020
Dividends declared ($2.75 per share)	—	—	(354)	—	—	(354)	—	(354)	—
Dividends attributable to non-controlling interests	—	—	—	—	—	—	(22)	(22)	—
Other comprehensive (loss)/income	—	—	—	—	(132)	(132)	1	(131)	—	$(131)
Issuance of shares under employee stock compensation plans	275	16	—	—	—	16	—	16	—
Share-based compensation and net settlements	—	46	—	—	—	46	—	46	—
Reduction of non-controlling interests (iii)	—	9	—	—	—	9	(11)	(2)	—
Other	—	(3)	—	—	—	(3)	—	(3)	—
Foreign currency translation	—	(7)	—	—	—	(7)	—	(7)	—
Balance as of December 31, 2020	128,965	$10,748	$2,434	$(3)	$(2,359)	$10,820	$112	$10,932	$—

_________

(i)	Accumulated other comprehensive loss, net of tax (‘AOCL’).
(ii)

The redeemable non-controlling interest was related to Max Matthiessen Holding AB. The Company purchased the remaining non-controlling interest of Max Matthiessen Holding AB during the year ended December 31, 2019.

(iii)	Attributable to the divestiture of businesses that are less than wholly-owned or the acquisition of shares previously owned by minority interest holders.

See accompanying notes to the consolidated financial statements

WILLIS TOWERS WATSON

Notes to the Consolidated Financial Statements

(Tabular amounts are in millions of U.S. dollars, except per share data)

Note 1 — Nature of Operations

Willis Towers Watson plc is a leading global advisory, broking and solutions company that helps clients around the world turn risk into a path for growth. The Company has more than 46,000 employees and services clients in more than 140 countries.

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

The transaction was approved by the shareholders of both WTW and Aon during meetings of the respective shareholders held on August 26, 2020 and remains subject to other customary closing conditions, including required regulatory approvals. The antitrust regulatory review of the transaction remains ongoing.  In addition, there are numerous other regulatory approvals and other closing conditions that need to be met. The parties expect the transaction to close in the first half of 2021, subject to satisfaction of these conditions.

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

Risks and Uncertainties Related to the COVID-19 Pandemic

The COVID-19 pandemic has had an adverse impact on global commercial activity, including the global supply chain, and has contributed to significant volatility in the global financial markets including, among other effects, occasional declines in the equity markets, changes in interest rates and reduced liquidity on a global basis. In light of the effects on our own business operations and those of our clients, suppliers and other third parties with whom we interact, the Company has regularly considered the impact of COVID-19 on our business, taking into account our business resilience and continuity plans, financial modeling and stress testing of liquidity and financial resources.

Generally, the COVID-19 pandemic did not have a material adverse impact on our overall financial results during 2020; however, during 2020, the COVID-19 pandemic negatively impacted our revenue growth, primarily in our businesses that are discretionary in nature. We believe such level of impact will continue through much of 2021, at least until a sufficient portion of the populations in jurisdictions where we do business have been vaccinated and social-distancing orders are lessened or lifted.

As part of the significant estimates and assumptions that are inherent in our financial statements, we have considered the impact COVID-19 will have on our client behavior and the economic environment looking forward to 2021 and throughout the geographies in which we operate. These estimates and assumptions include the collectability of billed and unbilled receivables, the estimation of revenue, and the fair value of our reporting units, tangible and intangible assets and contingent consideration. With regard to collectability of receivables, we believe we may continue to face atypical delays in client payments going forward. The demand for certain discretionary lines of business has decreased, and we believe that decrease may continue to impact our financial results in succeeding periods. Non-discretionary lines of business have also been, to some extent, adversely affected and may be adversely affected in the future. Further, reduced economic activity or disruption in insurance markets could reduce the demand for or the extent of insurance coverage. For example, we have seen instances where the reduced demand for air travel has reduced the extent of insurance coverage needed. Also, the increased frequency and severity of coverage disputes between our clients and (re)insurers arising out of the pandemic could increase our professional liability risk. We will continue to monitor the situation and assess any implications to our business and our stakeholders.

The extent to which COVID-19 impacts our business and financial position will depend on future developments, which are difficult to predict. These future developments may include the severity and scope of the COVID-19 outbreak, which may unexpectedly change or worsen, and the types and duration of measures imposed by governmental authorities to contain the virus or address its impact. We continue to expect that the COVID-19 pandemic will negatively impact our revenue and operating results in fiscal 2021. We believe that these trends and uncertainties are similar to those faced by other comparable registrants as a result of the pandemic.

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

During the three months ended June 30, 2020, the Company elected to use the section 163(j) 50 percent business interest limitation for tax years 2019 and 2020. Utilizing this temporary provision, the Company realized a cash tax benefit in 2020 of approximately $38 million for tax years 2019 and 2020. The Company recognized tax expense of approximately $29 million and $32 million for the 2019 and 2020 tax years, respectively, primarily related to an incremental Base Erosion and Anti-Abuse Tax (‘BEAT’).

Additionally, the CARES Act offers an employee retention credit to encourage employers to maintain headcounts even if employees cannot report to work because of issues related to COVID-19 as well as a temporary provision allowing companies to defer remitting the employer share of some payroll taxes to the government. The payroll tax provisions of the CARES Act were not material for 2020.

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

Fair Value of Financial Instruments — The carrying values of our cash, cash equivalents and restricted cash, accounts receivable, accrued expenses, revolving lines of credit and term loans approximate their fair values because of the short maturity and liquidity of those instruments. We consider the difference between carrying value and fair value to be immaterial for our senior notes. The fair value of our senior notes and note receivable are considered Level 2 financial instruments as they are corroborated by observable market data. See Note 11 — Fair Value Measurements for additional information about our measurements of fair value.

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

Cash and Cash Equivalents — Cash and cash equivalents primarily consist of time deposits with original maturities of 90 days or less. In certain of the countries in which we conduct business, we are subject to capital adequacy requirements. Most significantly, Willis Limited, our U.K. brokerage subsidiary regulated by the Financial Conduct Authority, is currently required to maintain $140 million in unencumbered and available financial resources, of which at least $51 million must be in cash, for regulatory purposes. Term deposits and certificates of deposits with original maturities greater than 90 days are considered to be short-term investments. As a result of the acquired TRANZACT collateralized facility (see Note 10 — Debt), we had $7 million and $8 million of restricted cash at December 31, 2020 and 2019, respectively, which is included within prepaid and other current assets on our consolidated balance sheet.

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

Acquired Accounts Receivable — As part of the acquisition accounting for the TRANZACT business (see Note 3 – Acquisitions and Divestitures), the acquired accounts receivable arising from direct-to-consumer Medicare broking sales were present-valued at the acquisition date in accordance with ASC 805, Business Combinations (‘ASC 805’). Cash collections for these receivables are expected to occur over a period of several years. Due to the provisions of ASC 606, Revenue From Contracts With Customers (‘ASC 606’), these receivables are not discounted for a significant financing component when initially recognized. The acquired renewal commissions receivables will be accounted for prospectively using the cost-recovery method in which future cash receipts will initially be applied against the acquisition date fair value until the value reaches zero. Any cash received in excess of the fair value determined at acquisition will be recorded to earnings when it is received at a future date. The adjusted values of these acquired renewal commissions receivables will be included in prepaid and other current assets or other non-current assets, as appropriate, on the consolidated balance sheets.

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

Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination. The Company recognizes the benefits of uncertain tax positions in the financial statements when it is more likely than not that a position will be sustained on the basis of the technical merits of the position assuming the tax authorities have full knowledge of the position and all relevant facts. Recognition also occurs upon either the lapse of the relevant statute of limitations or when positions are effectively settled. The benefit recognized is the largest amount of tax benefit that is greater than 50 percent likely to be realized on settlement with the tax authority. The Company adjusts its recognition of uncertain tax benefits in the period in which new information is available impacting either the recognition or measurement of its uncertain tax positions. Such adjustments are reflected as increases or decreases to income taxes in the period in which they are determined.

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

Upon consolidation, the results of operations of subsidiaries and associates whose functional currency is other than the U.S. dollar are translated into U.S. dollars at the average exchange rates, and assets and liabilities are translated at year-end exchange rates. Translation adjustments are presented as a separate component of other comprehensive income in the financial statements and are included in net income only upon sale or liquidation of the underlying foreign subsidiary or associated company.

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

For the cash-settled share-based compensation, the Company recognizes a liability for the fair-value of the awards as of each reporting date. The liability for these awards is included within other current liabilities or other non-current liabilities in the consolidated balance sheets depending when the amounts are payable. Expense is recognized over the service period, and as the liability is remeasured at the end of each reporting period, changes in fair value are recognized as compensation cost within Salaries and benefits in the consolidated statements of comprehensive income. The significant assumptions underlying our expense calculations include the estimated achievement of any performance targets and estimated forfeiture rates.

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

Leases (effective from January 1, 2019) — The following policies were effective beginning with the 2019 fiscal year as a result of the adoption, on January 1, 2019, of ASC 842, Leases (‘ASC 842’). The lease policies in effect prior to 2019 are reflected in the next section.

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

We are required to use judgment in the determination of the incremental borrowing rates to calculate the present values of our future lease payments. Since the majority of our debt is publicly traded, our real estate function is centralized, and our treasury function is centralized and generally prohibits our subsidiaries from borrowing externally, we have determined it appropriate to use the Company’s consolidated unsecured borrowing rate, and we adjust for collateralization in accordance with ASC 842. Using the resulting interest rate curves from publicly traded debt at this collateralized borrowing rate, we select the interest rate at lease inception by reference to the lease term and lease currency. Over 90% of our leases are denominated in U.S. dollars, Pounds sterling or Euros.

Our leases generally do not subject us to restrictive covenants and contain no residual value guarantees.

See Note 13 — Leases for additional information about our operating leases.

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

Acquired intangible assets are amortized over the following periods:

	Amortization basis	Expected life (years)
Client relationships	In line with underlying cash flows	5 to 20
Software	In line with underlying cash flows or straight-line basis	4 to 7
Trademark and trade name	Straight-line basis	14 to 25
Other	In line with underlying cash flows or straight-line basis	3 to 20

Prior to the adoption of ASC 842, favorable and unfavorable acquired lease agreement intangible assets and liabilities were amortized straight-line over the remaining terms of the leases. These amounts have been subsumed into the ROU assets upon adoption of ASC 842.

Goodwill is tested for impairment annually as of October 1, and whenever indicators of impairment exist. Goodwill is tested at the reporting unit level, and the Company had eight reporting units as of October 1, 2020. In the impairment test, the fair value of each reporting unit is compared with its carrying value, including goodwill. If the carrying value of a reporting unit exceeds its fair value, the difference is recognized as an impairment loss. The Company’s goodwill impairment tests for the years ended December 31, 2020 and 2019 have not resulted in any impairment charges. See Note 8 — Goodwill and Other Intangible Assets for additional information about our goodwill and other intangible assets.

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

Revenue Recognition — We recognize revenue from a variety of services, with broking, consulting and outsourced administration representing our most significant offerings. All other revenue streams, which can be recognized at either a point in time or over time, are individually less significant and are grouped in Other in our revenue disaggregation disclosures in Note 4 — Revenue. These Other revenue streams represent approximately 5% of customer contract revenue for the years ended December 31, 2020, 2019 and 2018.

Broking — Representing approximately 52%, 50% and 48% of customer contract revenue for the years ended December 31, 2020, 2019 and 2018, respectively, in our broking arrangements, we earn revenue by acting as an intermediary in the placement of effective insurance policies. Generally, we act as an agent and view our client to be the party looking to obtain insurance coverage for various risks, or an employer or sponsoring organization looking to obtain insurance coverage for its employees or members. Also, we act as an agent in reinsurance broking arrangements where our client is the party looking to cede risks to the reinsurance markets. Our primary performance obligation under the majority of these arrangements is to place an effective insurance or reinsurance policy, but there can also be significant post-placement obligations in certain contracts to which we need to allocate revenue. The most common of these is for claims handling or call center support. The revenue recognition method for these, after the relative fair value allocation, is described further as part of the ‘Outsourced Administration’ description below.

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

Consulting — We earn revenue for advisory and consulting work that may be structured as different types of service offerings, including annual recurring projects, projects of a short duration or stand-ready obligations. Collectively, our consulting arrangements represent approximately 30%, 32% and 34% of customer contract revenue for the years ended December 31, 2020, 2019 and 2018, respectively.

We have engagement letters with our clients that specify the terms and conditions upon which the engagements are based. These terms and conditions can only be changed upon agreement by both parties.

In assessing our performance obligations, our consulting work is typically highly integrated, with the various promised services representing inputs of the combined overall output. We view these arrangements as representing a single performance obligation. To the extent we do not integrate our services, as is the case with unrelated services that may be sourced from different areas of our business, we consider these separate performance obligations.

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

Outsourced Administration — We provide customized benefits outsourcing and co-sourcing solutions services in relation to the administration of defined benefit, defined contribution, and health and welfare plans. These plans are sponsored by our clients to provide benefits to their active or retired employees. Additionally, these services include operating call centers and may include providing access to, and managing, a variety of consumer-directed savings accounts. The operation of call centers and consumer-directed accounts can be provisioned as part of an ongoing administration or solutions service, or separately as part of a broking arrangement. The products and services available to all clients are the same, but the selections by a client can vary and portray customized products and services based on the customer’s specific needs. Our services often include the use of proprietary systems that are configured for each of our clients’ needs. In total, our outsourced administration services represent approximately 12% of customer contract revenue for the years ended December 31, 2020, 2019 and 2018.

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

Reimbursed expenses — Client reimbursable expenses, including those relating to travel, other out-of-pocket expenses and any third-party costs, are included in revenue, and an equivalent amount of reimbursable expenses is included in other operating expenses as a cost of revenue as incurred. Reimbursed expenses represented approximately 1% of customer contract revenue for the years ended December 31, 2020, 2019 and 2018. Taxes collected from customers and remitted to government authorities are recorded net and are excluded from revenue.

Interest income — Interest income is recognized as earned.

Other income — Other income includes gains on disposal of intangible assets, which primarily arise from settlements through enforcing non-compete agreements in the event of losing accounts through producer defection or the disposal of books of business.

Cost to obtain or fulfill contracts — Costs to obtain customers include commissions for brokers under specific agreements that would not be incurred without a contract being signed and executed. The Company has elected to apply the ASC 606 ‘practical expedient’ which allows us to expense these costs as incurred if the amortization period related to the resulting asset would be one year or less. The Company has no significant instances of contracts that would be amortized for a period greater than a year, and therefore has no contract costs capitalized for these arrangements.

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

Recent Accounting Pronouncements

Not adopted for 2020

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which clarifies and amends existing guidance, including removing certain exceptions to the general principles of accounting for income taxes. This ASU becomes effective for the Company on January 1, 2021. Some of the changes must be applied on a retrospective or modified retrospective basis while others must be applied on a prospective basis. Early adoption is permitted. The Company does not plan to adopt this ASU early and does not expect it to have a material impact on our consolidated financial statements.

Adopted for 2020

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

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, previous U.S. GAAP required the performance of procedures to determine the fair value at the impairment testing date of assets and liabilities (including unrecognized assets and liabilities) following the procedure that is required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, the amendments under this ASU require the goodwill impairment test to be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU became effective for the Company on January 1, 2020, at which time we adopted it. The amendments in this ASU are applied on a prospective basis. There was no immediate impact to our consolidated financial statements upon adopting this ASU, and the most recent goodwill impairment test resulted in fair values in excess of carrying values for all reporting units at October 1, 2020.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement as part of its disclosure framework project. The focus of this project is to improve the effectiveness of disclosures in the notes to the financial statements by facilitating clear communication of the information required by U.S. GAAP that is most important to users of an entity’s financial statements. This ASU removes certain disclosure requirements and adds or modifies other requirements. This ASU was effective for the Company on January 1, 2020, at which time we adopted it. Certain provisions of the ASU were required to be adopted retrospectively, while others were required to be adopted prospectively. This ASU did not have a material impact on the notes to our consolidated financial statements.

In March 2020, the SEC issued a final rule that amends the disclosure requirements related to certain registered securities under SEC Regulation S-X, Rules 3-10 and 3-16 which currently require separate financial statements for subsidiary issuers and guarantors of registered debt securities unless certain exceptions are met, and affiliates that collateralize registered securities offerings if the affiliates’ securities are a substantial portion of the collateral. The final rule is generally effective for filings on or after January 4, 2021, however early application is permitted. The most pertinent portions of the final rule that are currently applicable to the Company include: (i) replacing the previous requirement under Rule 3-10 to provide condensed consolidating financial information in the registrant’s financial statements with a requirement to provide alternative financial disclosures (which include summarized financial information of the parent and any issuers and guarantors, as well as other qualitative disclosures) in either the registrant’s Management’s Discussion & Analysis section or its financial statements; and, (ii) reducing the periods for which summarized financial information is required to the most recent annual period and year-to-date interim period. The Company elected to early-adopt the provisions of the final rule during the three months ended March 31, 2020.  Further, the new reduced quantitative disclosures and accompanying qualitative disclosures as required by this final rule are included within Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations on this Form 10-K.

In March 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for accounting for contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This ASU became effective for the Company on March 12, 2020. The Company may apply the changes relating to contracts from January 1, 2020 or from a later date. The Company has made no contract modifications thus far to transition to a different reference rate, however, it will consider this guidance as future modifications are made.

In August 2020, the SEC issued amendments to its disclosure rules to modernize the requirements in Regulation S-K, Item 101 ‘Business’, Item 103 ‘Legal Proceedings’, and Item 105 ‘Risk Factors’. These amendments are intended to improve the readability of disclosures, reduce repetition, and eliminate immaterial information, thereby simplifying compliance for registrants and making disclosures more meaningful for investors. The amendments to the disclosure requirements related to a registrant’s description of its business and risk factors are intended to expand the use of a principles-based approach that gives registrants more flexibility to tailor disclosures. The amendments to the disclosure requirements related to legal proceedings continue to reflect the current, more prescriptive approach because those requirements depend less on a registrant’s specific characteristics. Further, additional human capital disclosures are required as part of the amendments to the description of the business. The final rule became effective on November 9, 2020, and the Company has incorporated these changes as part of this Form 10-K.

In November 2020, the SEC issued amendments to its disclosure rules to modernize the requirements in Regulation S-K, Item 301 ‘Selected Financial Data’, Item 302 ‘Supplementary Financial Information’ and Item 303 ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’. Like the previous modernization amendments to Regulation S-K, the amendments are intended to eliminate duplicative disclosures and enhance management’s discussion and analysis for the benefit of investors, while simplifying compliance efforts for registrants.  Certain amendments codified interpretive guidance released by the SEC historically, and as such, these amendments were already reflected in the Company’s Form 10-K.  The most impactful of these amendments to the disclosure requirements include the following: registrants are no longer required to provide selected financial data for each of the last five fiscal years; registrants are generally not required to disclose selected quarterly financial data for each of the most recent two fiscal years, unless there is a material retrospective change to any of these quarters; and the removal of the requirement for separate sections and certain tabular disclosures of future obligations, off-balance sheet obligations and material commitments for capital expenditures, and instead emphasizes that these obligations should be discussed as part of the results of operations and liquidity discussions of cash requirements in the next fiscal year and beyond. The final rule became effective on February 10, 2021 and must be applied in a registrant’s Annual Report on Form 10-K for its first fiscal year ending on or after August 9, 2021, however early adoption is allowed on an item-by-item basis. The Company has incorporated these changes as part of this Form 10-K.

Note 3 — Acquisitions and Divestitures

The following disclosures discuss significant transactions during the three-year period ended December 31, 2020.

Acquisitions

TRANZACT Acquisition

On July 30, 2019, the Company acquired TRANZACT, a U.S.-based provider of comprehensive, direct-to-consumer sales and marketing solutions for leading insurance carriers in the U.S. TRANZACT leverages digital, data and direct marketing solutions to deliver qualified leads, fully-provisioned sales and robust customer management systems to brands seeking to acquire and manage large numbers of consumers. Pursuant to the terms of the acquisition agreement, subject to certain adjustments, the consideration consisted of $1.3 billion paid in cash at closing. Additional contingent consideration in the form of a potential earn-out of up to $17 million is to be paid in cash in 2021 based on the achievement of certain financial targets. The acquisition was initially funded in part with a $1.1 billion one-year term loan (see Note 10 — Debt for a description of the term loan and its repayment), with the remainder being funded from the Company’s existing revolving credit facility. TRANZACT operates as part of our Benefits Delivery and Administration segment and enhances the Company’s existing Medicare broking offering, while also adding significant direct-to-consumer marketing experience.

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

______________

(i)

Renewal commissions receivables arise from direct-to-consumer Medicare broking sales. Cash collections for these receivables are expected to occur over a period of several years. Due to the provisions of ASC 606, these receivables are not discounted for a significant financing component when initially recognized (see Note 2 – Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements). However, as a result of recognizing the fair value of these receivables in accordance with ASC 805, these receivables have now been present-valued at the acquisition date. Prior to this fair value adjustment, the carrying value of these receivables was $231 million. The adjusted values of these acquired renewal commissions receivables will be included in prepaid and other current assets or other non-current assets, as appropriate, on the consolidated balance sheets. The acquired renewal commissions receivables will be accounted for prospectively using the cost-recovery method in which future cash receipts will initially be applied against the acquisition date fair value until the value reaches zero. Any cash received in excess of the fair value determined at acquisition will be recorded to earnings when it is received at a future date.

(ii)	See Note 10 — Debt for a description of the acquired collateralized facility debt.

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

During the year ended December 31, 2020, purchase price allocation adjustments were made primarily to adjust the deferred tax liabilities. The purchase price allocation as of the acquisition date is now complete.

Alston Gayler Acquisition

On December 21, 2018, the Company, through its majority-owned subsidiary, Miller, completed the transaction to acquire Alston Gayler, a U.K.-based insurance and reinsurance broker, for total consideration of $67 million. Cash consideration of $35 million was paid upon completion of the acquisition, with the remaining $32 million deferred consideration to be paid in equal installments on the first, second and third anniversaries of the date of acquisition. As part of our forthcoming Miller divestiture (see discussion below), the Alston Gayler business is expected to be divested during the first quarter of 2021.

The Company has recognized $36 million of intangible assets, primarily arising from client relationships, and $24 million of goodwill. The purchase price allocation for this transaction is complete.

Other Acquisitions

Other acquisitions were completed during the year ended December 31, 2020 for combined cash payments of $79 million and contingent consideration fair valued at $9 million.

Max Matthiessen Divestiture

In September 2020, the Company completed the transaction to sell its Swedish majority-owned subsidiary MM Holding AB (‘Max Matthiessen’) for total consideration of SEK 2.3 billion ($262 million) plus certain other adjustments, resulting in a tax-exempt gain on the sale of $86 million, which is included in Other income, net in the consolidated statement of operations. Of the total consideration, the Company financed a SEK 600 million ($68 million) note repayable by the purchaser. The note has no fixed term but is repayable subject to certain terms and conditions and bears an interest rate that could range from 5% to 10%, increasing the longer the note remains outstanding. This note receivable is included in Other non-current assets in the consolidated balance sheet. The Company entered into certain foreign currency transactions to hedge the consideration to be received against fluctuations in foreign exchange rates (see Note 9 — Derivative Financial Instruments). Prior to disposal, Max Matthiessen was included within the Investment, Risk and Reinsurance segment.

Miller Divestiture

In November 2020, the Company entered into an agreement to sell its majority-owned subsidiary Miller for total consideration of GBP 591 million ($808 million at December 31, 2020) plus certain other adjustments. The divestiture is expected to close during the first quarter of 2021. Miller provides wholesale insurance services to its clients and is included in the Investment, Risk and Reinsurance segment.

As of December 31, 2020, the net assets of Miller are approximately $350 million notwithstanding intercompany debt. The actual amounts disposed of will be determined at the date of closing and will depend upon foreign exchange rates and intercompany transactions in effect at the time, among other factors.

Note 4 — Revenue

Disaggregation of Revenue

The Company reports revenue by segment in Note 5 — Segment Information. The following table presents revenue by service offering and segment, as well as a reconciliation to total revenue for the years ended December 31, 2020, 2019 and 2018. Along with reimbursable expenses and other, total revenue by service offering represents our revenue from customer contracts.

Year Ended December 31,	Broking	Consulting	Outsourced Administration	Other	Total revenue by service offering	Reimbursable expenses and other (i)	Total revenue from customer contracts	Interest and other income (ii)	Total revenue
HCB
2020	$302	$2,215	$503	$241	$3,261	$50	$3,311	$17	$3,328
2019	278	2,269	466	262	3,275	61	3,336	23	3,359
2018	266	2,224	484	235	3,209	62	3,271	24	3,295
CRB
2020	2,707	154	66	11	2,938	2	2,940	39	2,979
2019	2,692	132	71	5	2,900	1	2,901	46	2,947
2018	2,578	163	65	9	2,815	—	2,815	37	2,852
IRR
2020	1,006	393	15	231	1,645	8	1,653	6	1,659
2019	975	421	10	205	1,611	9	1,620	26	1,646
2018	905	430	—	185	1,520	8	1,528	36	1,564
BDA
2020	834	—	525	—	1,359	12	1,371	—	1,371
2019	514	—	521	—	1,035	12	1,047	—	1,047
2018	272	—	486	—	758	7	765	—	765
Corporate (i)
2020	1	5	—	3	9	2	11	4	15
2019	—	11	—	4	15	22	37	3	40
2018	—	13	—	4	17	17	34	3	37
Total
2020	$4,850	$2,767	$1,109	$486	$9,212	$74	$9,286	$66	$9,352
2019	$4,459	$2,833	$1,068	$476	$8,836	$105	$8,941	$98	$9,039
2018	$4,021	$2,830	$1,035	$433	$8,319	$94	$8,413	$100	$8,513

_______

(i)	Reimbursable expenses and other, as well as Corporate revenue, are excluded from segment revenue, but included in total revenue on the consolidated statements of comprehensive income.
(ii)

Interest and other income is included in segment revenue and total revenue, however it has been presented separately in the above tables because it does not arise directly from contracts with customers.

Individual revenue streams aggregating to 5% of total revenue for the years ended December 31, 2020, 2019 and 2018 have been included within the Other column in the table above.

The following table presents revenue by the geography where our work was performed for the years ended December 31, 2020, 2019 and 2018. The reconciliation to total revenue on our consolidated statements of comprehensive income and to segment revenue is shown in the table above.

Year Ended December 31,	North America	Great Britain	Western Europe	International	Total revenue by geography
HCB
2020	$1,859	$491	$584	$327	$3,261
2019	1,901	475	566	333	3,275
2018	1,849	481	562	317	3,209
CRB
2020	1,176	630	679	453	2,938
2019	1,112	656	661	471	2,900
2018	1,044	648	631	492	2,815
IRR
2020	474	824	193	154	1,645
2019	449	788	216	158	1,611
2018	416	732	218	154	1,520
BDA
2020	1,351	—	—	8	1,359
2019	1,033	—	—	2	1,035
2018	758	—	—	—	758
Corporate
2020	7	—	2	—	9
2019	13	—	1	1	15
2018	16	—	1	—	17
Total
2020	$4,867	$1,945	$1,458	$942	$9,212
2019	$4,508	$1,919	$1,444	$965	$8,836
2018	$4,083	$1,861	$1,412	$963	$8,319

Contract Balances

The Company reports accounts receivable, net on the consolidated balance sheet, which includes billed and unbilled receivables and current contract assets. In addition to accounts receivable, net, the Company had the following non-current contract assets and deferred revenue balances at December 31, 2020 and 2019:
	December 31, 2020	December 31, 2019
Billed receivables, net of allowance for doubtful accounts of $41 million and $37 million	$1,697	$1,831
Unbilled receivables	445	434
Current contract assets	413	356
Accounts receivable, net	$2,555	$2,621
Non-current accounts receivable, net	$34	$30
Non-current contract assets	$329	$105
Deferred revenue	$549	$538

The Company receives payments from customers based on billing schedules or terms as written in our contracts. Those balances denoted as contract assets relate to situations where we have completed some or all performance under the contract, however our right to consideration is conditional. Contract assets result most materially in our Medicare broking and proportional treaty broking businesses. The significant increases in both current and non-current contract assets for the year ended December 31, 2020 relate to our direct-to-consumer Medicare broking business. Billed and unbilled receivables are recorded when the right to consideration becomes unconditional. Deferred revenue relates to payments received in advance of performance under the contract and is recognized as revenue as (or when) we perform under the contract.

Accounts receivable are stated at estimated net realizable values. The following table presents the changes in our allowance for doubtful accounts for the years ended December 31, 2020, 2019 and 2018.

	December 31, 2020	December 31, 2019	December 31, 2018
Balance at beginning of year	$37	$40	$45
Additions charged to costs and expenses	29	9	9
Deductions/other movements	(29)	(10)	(15)
Foreign exchange	4	(2)	1
Balance at end of year	$41	$37	$40

During the year ended December 31, 2020, revenue of approximately $497 million was recognized that was reflected as deferred revenue at December 31, 2019.

During the year ended December 31, 2020, the Company recognized revenue of approximately $37 million related to performance obligations satisfied in a prior period.

Performance Obligations

The Company has contracts for which performance obligations have not been satisfied as of December 31, 2020 or have been partially satisfied as of this date. The following table shows the expected timing for the satisfaction of the remaining performance obligations. This table does not include contract renewals or variable consideration, which was excluded from the transaction prices in accordance with the guidance on constraining estimates of variable consideration.

In addition, in accordance with ASC 606, the Company has elected not to disclose the remaining performance obligations when one or both of the following circumstances apply:

•	Performance obligations which are part of a contract that has an original expected duration of less than one year, and
•	Performance obligations satisfied in accordance with ASC 606-10-55-18 (‘right to invoice’).
	2021	2022	2023 onward	Total
Revenue expected to be recognized on contracts as of December 31, 2020	$540	$392	$497	$1,429

Since most of the Company’s contracts are cancellable with less than one year’s notice and have no substantive penalty for cancellation, the majority of the Company’s remaining performance obligations as of December 31, 2020 have been excluded from the table above.

Costs to obtain or fulfill a contract

The Company incurs costs to obtain or fulfill contracts which it would not incur if a contract with a customer was not executed.

The following table shows the categories of costs that are capitalized and deferred over the expected life of a contract.
	Costs to fulfill
	December 31, 2020	December 31, 2019	December 31, 2018
Balance at beginning of the year	$177	$148	$126
New capitalized costs	493	488	465
Amortization	(465)	(460)	(442)
Impairments	(1)	—	—
Foreign currency translation	2	1	(1)
Balance at end of the year	$206	$177	$148

Note 5 — Segment Information

Willis Towers Watson has four reportable operating segments or business areas:

•	Human Capital and Benefits (‘HCB’)
•	Corporate Risk and Broking (‘CRB’)
•	Investment, Risk and Reinsurance (‘IRR’)
•	Benefits Delivery and Administration (‘BDA’)

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

Under the segment structure and for internal and segment reporting, Willis Towers Watson segment revenue includes commissions and fees, interest and other income. U.S. GAAP revenue also includes amounts that were directly incurred on behalf of our clients and reimbursed by them (reimbursable expenses), which are removed from segment revenue. Segment operating income excludes certain costs, including (i) amortization of intangibles; (ii) restructuring costs; (iii) certain transaction and integration expenses; (iv) certain litigation provisions; and (v) to the extent that the actual expense based upon which allocations are made differs from the forecast/budget amount, a reconciling item will be created between internally-allocated expenses and the actual expenses that we report for U.S. GAAP purposes.

The following table presents segment revenue and segment operating income for our reportable segments for the years ended December 31, 2020, 2019 and 2018.

	Segment revenue			Segment operating income
	Years ended December 31			Years ended December 31
	2020	2019	2018	2020	2019	2018
HCB	$3,278	$3,298	$3,233	$853	$848	$789
CRB	2,977	2,946	2,852	630	578	528
IRR	1,651	1,637	1,556	457	420	384
BDA	1,359	1,035	758	320	244	144
Total	$9,265	$8,916	$8,399	$2,260	$2,090	$1,845

The following table presents reconciliations of the information reported by segment to the Company’s consolidated amounts reported for the years ended December 31, 2020, 2019 and 2018.

	Years ended December 31,
	2020	2019	2018
Revenue:
Total segment revenue	$9,265	$8,916	$8,399
Reimbursable expenses and other	87	123	114
Revenue	$9,352	$9,039	$8,513

Total segment operating income	$2,260	$2,090	$1,845
Amortization	(462)	(489)	(534)
Restructuring costs (i)	(24)	—	—
Transaction and integration expenses (ii)	(110)	(13)	(202)
Provision for significant litigation (iii)	(65)	—	—
Unallocated, net (iv)	(416)	(259)	(300)
Income from operations	1,183	1,329	809
Interest expense	(244)	(234)	(208)
Other income, net	399	227	250
Income from operations before income taxes	$1,338	$1,322	$851

(i)	Restructuring costs relate to minor restructuring activities carried out by various business lines throughout the Company.
(ii)

Includes transaction costs related to the proposed Aon combination in 2020, the TRANZACT acquisition in 2019, and transaction and integration expenses related to the Merger and the acquisition of Gras Savoye in 2018.

(iii)	For additional information, see the disclosure under Willis Towers Watson Merger-Related Securities Litigation in Note 14 — Commitments and Contingencies.
(iv)

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

None of the Company’s customers represented a significant amount of its consolidated revenue for the years ended December 31, 2020, 2019 and 2018.

Below are our revenue and long-lived assets for Ireland, our country of domicile, countries with significant concentrations, and all other foreign countries for each of the years ended December 31, 2020, 2019 and 2018:

	Revenue			Long-Lived Assets (i)
	2020	2019	2018	2020	2019	2018
Ireland	$157	$144	$138	$110	$103	$78

United States	4,650	4,370	3,970	12,652	12,786	11,068
United Kingdom	1,920	1,934	1,926	2,840	2,901	2,349
Rest of World	2,625	2,591	2,479	2,533	2,527	2,411
Total Foreign Countries	9,195	8,895	8,375	18,025	18,214	15,828
	$9,352	$9,039	$8,513	$18,135	$18,317	$15,906

(i)	Long-lived assets do not include deferred tax assets.

Note 6 — Income Taxes

Provision for income taxes

An analysis of income from operations before income taxes by taxing jurisdiction is shown below:

	Years ended December 31,
	2020	2019	2018
Ireland	$(5)	$(11)	$(16)
U.S.	25	178	(101)
U.K.	332	337	182
Rest of World	986	818	786
Total	$1,338	$1,322	$851

The components of the provision for income taxes include:

	Years ended December 31,
	2020	2019	2018
Current tax expense:
U.S. federal taxes	$(27)	$(108)	$(98)
U.S. state and local taxes	(5)	(43)	(25)
U.K. corporation tax	(45)	(43)	(16)
Other jurisdictions	(142)	(127)	(112)
Total current tax expense	(219)	(321)	(251)
Deferred tax (expense)/benefit:
U.S. federal taxes	(78)	56	79
U.S. state and local taxes	1	14	12
U.K. corporation tax	(48)	(15)	(6)
Other jurisdictions	26	17	30
Total deferred tax (expense)/benefit	(99)	72	115
Total provision for income taxes	$(318)	$(249)	$(136)

Effective tax rate reconciliation

The reported provision for income taxes differs from the amounts that would have resulted had the reported income before income taxes been taxed at the U.S. federal statutory rate. The principal reasons for the differences between the amounts provided and those that would have resulted from the application of the U.S. federal statutory tax rate are as follows:

	Years ended December 31,
	2020	2019	2018
INCOME FROM OPERATIONS BEFORE INCOME TAXES	$1,338	$1,322	$851
U.S. federal statutory income tax rate	21%	21%	21%
Income tax expense at U.S. federal tax rate	(281)	(278)	(179)
Adjustments to derive effective tax rate:
Non-deductible expenses and dividends	(20)	(34)	(44)
Non-deductible acquisition costs	(15)	(2)	(2)
Disposal of non-deductible goodwill	—	—	1
Impact of change in rate on deferred tax balances	(7)	—	7
Effect of foreign exchange and other differences	(3)	1	1
Changes in valuation allowances	(8)	6	80
Net tax effect of intra-group items	90	93	99
Tax on disposal of operations	16	—	—
Tax differentials of non-U.S. jurisdictions	3	(2)	(2)
Tax differentials of U.S. state taxes and local taxes	(3)	(21)	(77)
Global Intangible Low-Taxed Income (GILTI)	(3)	(7)	(15)
Base Erosion Anti-Abuse Tax (BEAT)	(81)	—	—
Other items, net	(6)	(5)	(5)
Provision for income taxes	$(318)	$(249)	$(136)

Included in the BEAT expense for 2020 is an approximate $29 million true-up related to the 2019 tax year as a result of certain elections of the CARES Act. The BEAT effectively applies a 10 percent minimum tax if modified taxable income, as adjusted for base erosion payments, is greater than the regular tax liability for a year. Included in the changes in valuation allowance for 2018, the Company recorded a deferred income tax benefit for approximately $71 million related to the valuation allowance release of certain state deferred tax assets.

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

Deferred income tax assets and liabilities included in the consolidated balance sheets at December 31, 2020 and 2019 are comprised of the following:

	December 31,
	2020	2019
Deferred tax assets:
Accrued expenses not currently deductible	$212	$201
Net operating losses	92	116
Capital loss carryforwards	40	33
Accrued retirement benefits	334	326
Operating lease liabilities	165	181
Deferred compensation	90	86
Stock options	25	18
Financial derivative transactions	1	—
Gross deferred tax assets	959	961
Less: valuation allowance	(84)	(76)
Net deferred tax assets	$875	$885
Deferred tax liabilities:
Cost of intangible assets, net of related amortization	$788	$865
Operating lease right-of-use assets	159	177
Cost of tangible assets, net of related depreciation	78	53
Prepaid retirement benefits	152	121
Financial derivative transactions	1	3
Accrued revenue not currently taxable	163	120
Deferred tax liabilities	$1,341	$1,339
Net deferred tax liabilities	$466	$454

The net deferred income tax assets are included in other non-current assets and the net deferred tax liabilities are included in deferred tax liabilities in our consolidated balance sheets.

	December 31,
	2020	2019
Balance sheet classifications:
Other non-current assets	$95	$72
Deferred tax liabilities	561	526
Net deferred tax liability	$466	$454

At December 31, 2020, we had U.S. federal and non-U.S. net operating loss carryforwards amounting to $258 million of which $209 million can be indefinitely carried forward under local statutes. The remaining $49 million of net operating loss carryforwards will expire, if unused, in varying amounts from 2021 through 2040. In addition, we had U.S. state net operating loss carryforwards of $621 million, of which $97 million can be indefinitely carried forward, while the remaining $524 million will expire in varying amounts from 2021 to 2040.

Management believes, based on the evaluation of positive and negative evidence, including the future reversal of existing taxable temporary differences, it is more likely than not that the Company will realize the benefits of net deferred tax assets of $875 million, net of the valuation allowance. During 2020, the Company increased its valuation allowance by $8 million, primarily related to non-U.S. deferred tax assets. During 2019, the Company decreased its valuation allowance by $5 million, primarily related to non-U.S. deferred tax assets now considered realizable. During 2018, the Company decreased its valuation allowance by $81 million primarily related to the completion of an internal U.S. restructuring. The U.S. restructuring provided a source of positive evidence and enabled the Company to release its valuation allowance on certain state deferred tax assets now considered realizable. In addition, the Company reassessed certain state net operating losses and determined certain losses and the related valuation allowance would never be realized.

At December 31, 2020 and 2019, the Company had valuation allowances of $84 million and $76 million, respectively, to reduce its deferred tax assets to their estimated realizable values. The valuation allowance at December 31, 2020 primarily relates to deferred tax assets for U.K. capital loss carryforwards of $39 million, which have an unlimited carryforward period but can only be utilized against U.K. capital gains and U.S. state and non-U.S. net operating losses of $26 million and $19 million, respectively.

An analysis of our valuation allowance is shown below.

	Years ended December 31,
	2020	2019	2018
Balance at beginning of year	$76	$81	$162
Additions charged to costs and expenses	17	7	18
Deductions	(9)	(12)	(99)
Balance at end of year	$84	$76	$81

In 2020, the net change in valuation allowance was an $8 million increase, primarily related to non-U.S. deferred tax assets. In 2019, the net change in valuation allowance was a $5 million decrease, primarily related to non-U.S. deferred tax assets now considered realizable. This amount differs from the 2019 rate reconciliation due to changes in foreign currency translation. In 2018, the net change in valuation allowance was an $81 million decrease, of which $80 million was a reduction to tax expense primarily related to an internal U.S. restructuring.

The Company recognizes deferred tax balances related to the undistributed earnings of subsidiaries when the Company expects that it will recover those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of the investments.

At December 31, 2018, as a result of an international restructuring, we determined that we may repatriate $2.1 billion, which was previously deemed indefinitely reinvested. Of the original $2.1 billion under consideration, $1.4 billion remains permanently reinvested at December 31, 2020. The cumulative earnings related to amounts reinvested indefinitely as of December 31, 2020 were approximately $8.9 billion, the majority of which are non-U.S. earnings not subject to U.S. tax. It is not practicable to calculate the tax cost of repatriating these unremitted earnings. If future events, including material changes in estimates of cash, working capital, long-term investment requirements or additional guidance relating to U.S. Tax Reform necessitate that these earnings be distributed, an additional provision for income and foreign withholding taxes, net of credits, may be necessary.

Uncertain tax positions

At December 31, 2020, the amount of unrecognized tax benefits associated with uncertain tax positions, determined in accordance with ASC 740-10, excluding interest and penalties, was $50 million. A reconciliation of the beginning and ending balances of the liability for unrecognized tax benefits is as follows:

	2020	2019	2018
Balance at beginning of year	$49	$49	$59
Increases related to acquisitions	4	—	—
Increases related to tax positions in prior years	1	2	2
Decreases related to tax positions in prior years	—	(1)	(4)
Decreases related to settlements	(3)	—	(4)
Decreases related to lapse in statute of limitations	(2)	(1)	(5)
Increases related to current year tax positions	—	—	3
Cumulative translation adjustment and other adjustments	1	—	(2)
Balance at end of year	$50	$49	$49

The liability for unrecognized tax benefits for the years ended December 31, 2020, 2019 and 2018 can be reduced by $3 million, $3 million and $2 million, respectively, of offsetting deferred tax benefits associated with timing differences, foreign tax credits and the federal tax benefit of state income taxes. If these offsetting deferred tax benefits were recognized, there would be a favorable impact on our effective tax rate. There are no material balances that would result in adjustments to other tax accounts.

Interest and penalties related to unrecognized tax benefits are included as a component of income tax expense. At December 31, 2020, we had cumulative accrued interest of $5 million. At December 31, 2019, the cumulative accrued interest was $4 million. Accrued penalties were immaterial in both 2020 and 2019.

Tax expense for both the years ended December 31, 2020 and 2019 includes $1 million of interest expense.

The Company believes that the outcomes which are reasonably possible within the next 12 months may result in a reduction in the liability for unrecognized tax benefits in the range of $4 million to $8 million, excluding interest and penalties.

The Company and its subsidiaries file income tax returns in various tax jurisdictions in which it operates.

Willis North America Inc. and subsidiaries’ federal income tax filings for the tax years ended December 31, 2017 and December 31, 2018 are currently under examination by the Internal Revenue Service (‘IRS’). As of December 31, 2020, the IRS has not advised the Company of any proposed changes.

We have ongoing state income tax examinations in certain states for tax years ranging from calendar years ended December 31, 2014 through December 31, 2018. The statute of limitations in certain states remains open back to calendar year 2014.

All U.K. tax returns have been filed timely and are in the normal process of being reviewed by Her Majesty’s Revenue & Customs. The Company is not currently subject to any material examinations in other jurisdictions. A summary of the tax years that remain open to tax examination in our major tax jurisdictions are as follows:

Open Tax Years (fiscal year ending in)
U.S. — federal	2017 and forward
U.S. — various states	2014 and forward
U.K.	2010 and forward
Ireland	2016 and forward
France	2010 and forward
Germany	2010 and forward
Canada - federal	2013 and forward

Note 7 — Fixed Assets

The following table reflects changes in the net carrying amount of the components of fixed assets for the years ended December 31, 2020 and 2019:

	Furniture, equipment and software	Leasehold improvements	Land and buildings	Total
Cost: at January 1, 2019	$1,130	$488	$92	$1,710
Additions	268	68	—	336
Acquisitions	7	3	—	10
Disposals	(117)	(15)	—	(132)
Reclassification due to ASC 842 (i)	—	—	(3)	(3)
Foreign exchange	14	6	1	21
Cost: at December 31, 2019	1,302	550	90	1,942
Additions	238	31	—	269
Acquisitions	1	—	—	1
Disposals	(64)	(12)	(1)	(77)
Abandonment of long-lived asset (ii)	(35)	—	—	(35)
Foreign exchange	31	9	1	41
Cost: at December 31, 2020	$1,473	$578	$90	$2,141

Depreciation: at January 1, 2019	$(519)	$(197)	$(52)	$(768)
Depreciation expense	(179)	(57)	(4)	(240)
Disposals	109	11	—	120
Foreign exchange	(5)	(2)	(1)	(8)
Depreciation: at December 31, 2019	(594)	(245)	(57)	(896)
Depreciation expense (ii)	(214)	(55)	(4)	(273)
Disposals	56	10	—	66
Foreign exchange	(17)	(6)	(1)	(24)
Depreciation: at December 31, 2020	$(769)	$(296)	$(62)	$(1,127)

Net book value:
At December 31, 2019	$708	$305	$33	$1,046

At December 31, 2020	$704	$282	$28	$1,014

(i)

Pertains to certain lease incentives which have been included within right-of-use assets upon the adoption of ASC 842. See Note 2 —  Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements for further information.

(ii)

Depreciation expense on the statement of comprehensive income for the year ended December 31, 2020 includes both the depreciation expense presented here as well as the abandonment of an internally-developed software asset of $35 million prior to being placed in service.

Included within land and buildings are the following assets held under finance leases:

	December 31,
	2020	2019
Finance leases	$28	$29
Accumulated depreciation	(20)	(19)
	$8	$10

Note 8 — Goodwill and Other Intangible Assets

Goodwill

The components of goodwill are outlined below for the years ended December 31, 2020 and 2019:

	HCB	CRB	IRR	BDA	Total
Balance at December 31, 2018
Goodwill, gross	$4,300	$2,308	$1,792	$2,557	$10,957
Accumulated impairment losses	(130)	(362)	—	—	(492)
Goodwill, net - December 31, 2018	4,170	1,946	1,792	2,557	10,465
Goodwill acquired	—	10	—	727	737
Goodwill disposals	—	(6)	—	—	(6)
Foreign exchange	(2)	(3)	3	—	(2)
Balance at December 31, 2019
Goodwill, gross	4,298	2,309	1,795	3,284	11,686
Accumulated impairment losses	(130)	(362)	—	—	(492)
Goodwill, net - December 31, 2019	4,168	1,947	1,795	3,284	11,194
Goodwill acquired	15	30	2	3	50
Goodwill disposals	(12)	(1)	(117)	—	(130)
Acquisition accounting adjustment	—	—	—	(9)	(9)
Foreign exchange	45	40	14	—	99
Balance at December 31, 2020
Goodwill, gross	4,346	2,378	1,694	3,278	11,696
Accumulated impairment losses	(130)	(362)	—	—	(492)
Goodwill, net - December 31, 2020	$4,216	$2,016	$1,694	$3,278	$11,204

Other Intangible Assets

The following table reflects changes in the net carrying amounts of the components of finite-lived intangible assets for the year ended December 31, 2020 and 2019:

	Client relationships	Software	Trademark and trade name	Favorable agreements (i)	Other	Total
Balance at December 31, 2018:
Intangible assets, gross	$3,401	$749	$1,052	$14	$102	$5,318
Accumulated amortization	(1,415)	(421)	(132)	(5)	(27)	(2,000)
Intangible assets, net - December 31, 2018	1,986	328	920	9	75	3,318
ASC 842 reclassification (i)	—	—	—	(9)	—	(9)
Intangible assets acquired (ii)	626	—	—	—	34	660
Intangible asset disposals	(9)	(1)	—	—	—	(10)
Amortization	(313)	(125)	(45)	—	(6)	(489)
Foreign exchange	8	—	—	—	—	8
Balance at December 31, 2019:
Intangible assets, gross	4,029	753	1,051	—	134	5,967
Accumulated amortization	(1,731)	(551)	(176)	—	(31)	(2,489)
Intangible assets, net - December 31, 2019	2,298	202	875	—	103	3,478
Intangible assets acquired	30	—	—	—	32	62
Intangible asset disposals	(19)	—	—	—	(48)	(67)
Amortization	(301)	(103)	(43)	—	(15)	(462)
Foreign exchange	26	3	2	—	1	32
Balance at December 31, 2020:
Intangible assets, gross	4,065	761	1,054	—	108	5,988
Accumulated amortization	(2,031)	(659)	(220)	—	(35)	(2,945)
Intangible assets, net - December 31, 2020	$2,034	$102	$834	$—	$73	$3,043

(i)	On January 1, 2019, in accordance with ASC 842, we reclassified our favorable lease agreement assets to right-of-use assets within our consolidated balance sheet.
(ii)	Includes $612 million and $34 million of client relationship and domain name intangible assets, respectively, associated with our acquisition of TRANZACT.

For the year ended December 31, 2018, we recorded amortization related to our finite-lived intangible assets, exclusive of the amortization of our favorable lease agreements, of $534 million.

Our acquired unfavorable lease agreement liabilities were $21 million at December 31, 2018 and were recorded in other non-current liabilities in the consolidated balance sheet. On January 1, 2019, in accordance with ASC 842, we reclassified our unfavorable lease liabilities as a reduction to our right-of-use assets within our consolidated balance sheet.

The weighted-average remaining life of amortizable intangible assets and liabilities at December 31, 2020 was 13.3 years.

The table below reflects the future estimated amortization expense for amortizable intangible assets for the next five years and thereafter:

Years ended December 31,	Amortization
2021	$389
2022	328
2023	274
2024	239
2025	217
Thereafter	1,596
Total	$3,043

Note 9 — Derivative Financial Instruments

We are exposed to certain foreign currency risks. Where possible, we identify exposures in our business that can be offset internally. Where no natural offset is identified, we may choose to enter into various derivative transactions. These instruments have the effect of reducing our exposure to unfavorable changes in foreign currency rates. The Company’s board of directors reviews and approves policies for managing this risk as summarized below. Additional information regarding our derivative financial instruments can be found in Note 2 — Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements, Note 11 — Fair Value Measurements and Note 17 — Accumulated Other Comprehensive Loss.

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

These derivatives were designated as hedging instruments and at December 31, 2020 and December 31, 2019 had total notional amounts of $340 million and $499 million, respectively, and represented net fair value assets of $5 million and $8 million, respectively.

At December 31, 2020, the Company estimates, based on current exchange rates, there will be $3 million of net derivative gains on forward exchange rates reclassified from accumulated other comprehensive loss into earnings within the next twelve months as the forecasted transactions affect earnings. These amounts include gains for contracts held by Miller, which is expected to be sold in the first quarter of 2021 (see Note 3 — Acquisitions and Divestitures). At December 31, 2020, our longest outstanding maturity was 1.7 years.

The effects of the material derivative instruments that are designated as hedging instruments on the consolidated statements of comprehensive income for the years ended December 31, 2020, 2019 and 2018 are below. Amounts pertaining to the ineffective portion of hedging instruments and those excluded from effectiveness testing were immaterial for the years ended December 31, 2020, 2019 and 2018.

	Loss/(gain) recognized in OCI (effective element)
	2020	2019	2018
Foreign exchange contracts	$(13)	$15	$(22)

Location of loss reclassified from Accumulated OCL into income (effective element)	Loss reclassified from Accumulated OCL into income (effective element)
	2020	2019	2018
Revenue	$(5)	$(5)	$—
Salaries and benefits	(4)	(4)	—
Other income, net	—	—	(28)
	$(9)	$(9)	$(28)

We also enter into foreign currency transactions, primarily to hedge certain intercompany loans and other balance sheet exposures in currencies other than the functional currency of a given entity. These derivatives are not generally designated as hedging instruments, and at December 31, 2020 and December 31, 2019, had notional amounts of $1.5 billion and $931 million, respectively, and represented net fair value assets of $15 million and $21 million, respectively.

The effects of derivatives that have not been designated as hedging instruments on the consolidated statements of comprehensive income for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Location of (loss)/gain	(Loss)/gain recognized in income
Derivatives not designated as hedging instruments:	recognized in income	2020	2019	2018
Foreign exchange contracts	Other income, net	$(3)	$18	$—

On June 10, 2020, we entered into certain foreign currency transactions to hedge the consideration to be received from the then-pending divestiture of our Max Matthiessen business (see Note 3 — Acquisitions and Divestitures) against fluctuations in foreign exchange rates. The notional value of these contracts was approximately $273 million, of which approximately $181 million had been designated as a hedge of net investment, on an after-tax basis, against the carrying value of the net assets of Max Matthiessen. The settlement of the hedging instruments resulted in a $1 million loss during the year ended December 31, 2020, which was included in the net gain on disposal.

Note 10 — Debt

Current debt consists of the following:

	December 31,
	2020	2019
5.750% senior notes due 2021	$500	$—
3.500% senior notes due 2021	449	—
Current portion of collateralized facility	22	24
Term loan due 2020	—	292
	$971	$316

Long-term debt consists of the following:

	December 31,
	2020	2019
Revolving $1.25 billion credit facility	$—	$—
Collateralized facility (i)	33	60
5.750% senior notes due 2021	—	499
3.500% senior notes due 2021	—	448
2.125% senior notes due 2022 (ii)	659	604
4.625% senior notes due 2023	249	249
3.600% senior notes due 2024	647	646
4.400% senior notes due 2026	546	546
4.500% senior notes due 2028	596	595
2.950% senior notes due 2029	726	446
6.125% senior notes due 2043	271	271
5.050% senior notes due 2048	395	395
3.875% senior notes due 2049	542	542
	$4,664	$5,301

(i)

At December 31, 2020 and 2019, the Company had $98 million and $127 million, respectively, of renewal commissions receivables pledged as collateral for this facility (see below for additional information).

(ii)	Notes issued in Euro (€540 million).

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

All direct obligations under the 4.625%, 6.125%, 3.500%, 4.400% and 2.125% senior notes are issued by Trinity Acquisition plc and guaranteed by Willis Towers Watson and each of the subsidiaries that guarantees the Company notes, except for Trinity Acquisition plc itself.

Revolving Credit Facility

$1.25 billion revolving credit facility

On March 7, 2017, Trinity Acquisition plc entered into a $1.25 billion amended and restated revolving credit facility (the ‘RCF’), that will mature on March 7, 2022. The RCF replaced the previous revolving credit facility. Amounts outstanding under the RCF shall bear interest at LIBOR plus a margin of 1.00% to 1.75%, or alternatively, the base rate plus a margin of 0.00% to 0.75%, based upon the Company’s guaranteed senior unsecured long-term debt rating.

Senior Notes

2.950% senior notes due 2029 and 3.875% senior notes due 2049

On September 10, 2019, the Company, together with its wholly-owned subsidiary, Willis North America Inc., as issuer, completed an offering of $450 million aggregate principal amount of 2.950% senior notes due 2029 (the ‘initial 2029 senior notes’) and $550 million aggregate principal amount of 3.875% senior notes due 2049 (‘2049 senior notes’; collectively, the ‘2019 senior notes offering’). On May 29, 2020, the Company, together with its wholly-owned subsidiary, Willis North America Inc., as issuer, completed an offering of an additional $275 million aggregate principal amount of 2.950% senior notes due 2029 (the ‘additional 2029 senior notes’). The additional 2029 senior notes will be treated as a single class with, and otherwise identical to, the initial 2029 senior notes other than with respect to the date of issuance, the issue price and the amounts paid to holders for each class of note on the first interest payment date. The effective interest rates of the initial 2029 senior notes and 2049 senior notes are 2.971% and 3.898%, respectively, which include the impact of the discount upon issuance. The effective interest rate of the additional 2029 senior notes is 2.697%, which includes the impact of the premium upon issuance. Both 2029 senior notes offerings will mature on September 15, 2029, and the 2049 senior notes will mature on September 15, 2049. Interest on the 2019 senior notes offering has accrued from September 10, 2019 and is paid in cash on March 15 and September 15 of each year. Interest on the additional 2029 senior notes has accrued from March 15, 2020 and is paid in cash on March 15 and September 15 of each year. The net proceeds from the 2019 senior notes offering, after deducting underwriter discounts and commissions and estimated offering expenses, were approximately $988 million and were used to prepay a portion of the amount outstanding under the Company’s one-year term loan commitment (described below) and to repay borrowings under the Company’s $1.25 billion revolving credit facility. The net proceeds from the additional 2029 senior notes offering were used to repay $175 million of the full principal amount and related accrued interest under the term loan facility, which was set to expire in July 2020, as well as repay $105 million of borrowings outstanding under the Company’s $1.25 billion revolving credit facility and related accrued interest.

4.500% senior notes due 2028 and 5.050% senior notes due 2048

On September 10, 2018, the Company, together with its wholly-owned subsidiary, Willis North America Inc. as issuer, completed an offering of $600 million of 4.500% senior notes due 2028 (‘2028 senior notes’) and $400 million of 5.050% senior notes due 2048 (‘2048 senior notes’). The effective interest rates of the 2028 senior notes and 2048 senior notes are 4.504% and 5.073%, respectively, which include the impact of the discount upon issuance. The 2028 senior notes will mature on September 15, 2028 and the 2048 senior notes will mature on September 15, 2048. Interest has accrued on both the 2028 senior notes and 2048 senior notes from September 10, 2018 and is paid in cash on March 15 and September 15 of each year. The net proceeds from this offering, after deducting underwriter discounts and commissions and estimated offering expenses, were $989 million and were used to prepay in full $127 million outstanding under the Company’s term loan due December 2019 and to repay a portion of the amount outstanding under the Company’s RCF.

3.600% senior notes due 2024

On May 16, 2017, Willis North America Inc. issued $650 million of 3.600% senior notes due 2024 (‘2024 senior notes’). The effective interest rate of the 2024 senior notes is 3.614%, which includes the impact of the discount upon issuance. The 2024 senior notes will mature on May 15, 2024, and interest has accrued on the 2024 senior notes from May 16, 2017 and is paid in cash on May 15 and November 15 of each year. The net proceeds from this offering, after deducting underwriter discounts and commissions and estimated offering expenses, were $644 million and were used to pay down amounts outstanding under the RCF and for general corporate purposes.

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

3.500% senior notes due 2021 and 4.400% senior notes due 2026

On March 22, 2016, Trinity Acquisition plc issued $450 million of 3.500% senior notes due 2021 (‘2021 senior notes’) and $550 million of 4.400% senior notes due 2026 (‘2026 senior notes’). The effective interest rates of these senior notes are 3.707% and 4.572%, respectively, which include the impact of the discount upon issuance. The 2021 senior notes and the 2026 senior notes will mature on September 15, 2021 and March 15, 2026, respectively. Interest has accrued on the notes from March 22, 2016 and will be paid in cash on March 15 and September 15 of each year. The net proceeds from these offerings, after deducting underwriter discounts and commissions and estimated offering expenses, were $988 million. We used the net proceeds of these offerings to: (i) repay $300 million principal under the prior $800 million revolving credit facility and related accrued interest, which was drawn to repay our previously-issued 4.125% senior notes on March 15, 2016; (ii) repay $400 million principal on another portion of the previous 1-year term loan facility and related accrued interest; and (iii) pay down a portion of the remaining principal amount outstanding under the previous revolving credit facility and related accrued interest.

4.625% senior notes due 2023 and 6.125% senior notes due 2043

On August 15, 2013, Trinity Acquisition plc issued $250 million of 4.625% senior notes due 2023 (‘2023 senior notes’) and $275 million of 6.125% senior notes due 2043 (‘2043 senior notes’). The effective interest rates of these senior notes are 4.696% and 6.154%, respectively, which include the impact of the discount upon issuance. The proceeds were used to repurchase other previously issued senior notes. The 2023 senior notes will mature on August 15, 2023 and the 2043 senior notes will mature on August 15, 2043.

5.750% senior notes due 2021

In March 2011, the Company issued $500 million of 5.750% senior notes due 2021. The effective interest rate of these senior notes is 5.871%, which includes the impact of the discount upon issuance. The proceeds were used to repurchase and redeem other previously- issued senior notes. The notes will mature on March 15, 2021.

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

The maturity date of the borrowing is in January 2033, at which time all remaining outstanding principal and unpaid accrued interest will be payable. The collateralization facility may be prepaid in November 2021 or earlier if approval is obtained from at least half of the lenders. Loans under the agreement bear interest at LIBOR plus an applicable margin of 3.95%. The collateralization facility contains financial covenants, including requirements to separately and securely maintain the collateral. As cash is received for these pledged assets, it is classified as restricted cash within prepaid and other current assets on our accompanying consolidated balance sheet. Accumulated cash receipts are applied against the principal and interest on a quarterly basis.

Additional Information Regarding Fully Repaid Senior Notes and Term Loan Facilities

7.000% senior notes due 2019

In September 2009, Willis North America Inc. issued $300 million of 7.000% senior notes due 2019. The effective interest rate of these senior notes was 7.081%, which included the impact of the discount upon issuance. A portion of the proceeds was used to repurchase and redeem other previously issued senior notes. In August 2013, $113 million of the 7.000% senior notes due 2019 were repurchased. In September 2019, the Company repaid in full the remaining $187 million outstanding on the 7.000% senior notes due 2019 with borrowings against its revolving credit facility.

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

Amounts outstanding under the term loan bore interest, at the option of the borrowers, at a rate equal to (a) LIBOR plus 0.75% to 1.375% for Eurocurrency Rate Loans or (b) the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the ‘prime rate’ quoted by Bank of America, N.A., and (iii) LIBOR plus 1.00%, plus 0.00% to 0.375%, in each case, based upon the Company’s guaranteed senior-unsecured long-term debt rating. In addition, the Company paid a commitment fee in an amount equal to 0.15% per annum on the undrawn portion of the commitments in respect of the term loan, which we had accrued from May 29, 2019 until the closing date of the acquisition.

The term loan was pre-payable in part or in full prior to the maturity date at the Company’s discretion. Covenants and events of default were substantively the same as in our existing revolving credit facility. The remaining outstanding balance on the term loan was repaid in full upon issuance of the additional 2029 senior notes discussed above.

Covenants

The terms of our current financings also include certain limitations. For example, the agreements relating to the debt arrangements and credit facilities generally contain numerous operating and financial covenants, including requirements to maintain minimum ratios of consolidated EBITDA to consolidated cash interest expense and maximum levels of consolidated funded indebtedness in relation to consolidated EBITDA, in each case subject to certain adjustments. The operating restrictions and financial covenants in our current credit facilities do, and any future financing agreements may, limit our ability to finance future operations or capital needs or to engage in other business activities. At December 31, 2020 and 2019, we were in compliance with all financial covenants.

Debt Maturity

The following table summarizes the maturity of our debt and interest on senior notes and excludes any reduction for debt issuance costs:

	2021	2022	2023	2024	2025	Thereafter	Total
Senior notes	$950	$660	$250	$650	$—	$3,100	$5,610
Interest on senior notes	197	171	162	140	131	1,418	2,219
RCF	—	—	—	—	—	—	—
Collateralized facility	22	17	13	3	—	—	55
Total	$1,169	$848	$425	$793	$131	$4,518	$7,884

Interest Expense

The following table shows an analysis of the interest expense for the years ended December 31, 2020, 2019 and 2018:

	Years ended December 31,
	2020	2019	2018
Senior notes	$227	$206	$166
Term loans	6	9	4
RCF	4	8	26
Collateralized facility	3	1	—
Other (i)	4	10	12
Total interest expense	$244	$234	$208

(i)	Other primarily includes debt issuance costs, interest expense on financing leases and accretion on deferred and contingent consideration.

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

•

Contingent consideration payable is classified as Level 3, and we estimate fair value based on the likelihood and timing of achieving the relevant milestones of each arrangement, applying a probability assessment to each of the potential outcomes, which at times includes the use of a Monte Carlo simulation and discounting the probability-weighted payout. Typically, milestones are based on revenue or earnings growth for the acquired business.

The following tables present our assets and liabilities measured at fair value on a recurring basis at December 31, 2020 and December 31, 2019:

		Fair Value Measurements on a Recurring Basis at December 31, 2020
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds / exchange traded funds	Prepaid and other current assets and other non-current assets	$8	$—	$—	$8
Derivatives:
Derivative financial instruments (i)	Prepaid and other current assets and other non-current assets	$—	$27	$—	$27
Liabilities:
Contingent consideration:
Contingent consideration (ii)	Other current liabilities and other non-current liabilities	$—	$—	$45	$45
Derivatives:
Derivative financial instruments (i)	Other current liabilities and other non-current liabilities	$—	$7	$—	$7

		Fair Value Measurements on a Recurring Basis at December 31, 2019
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds / exchange traded funds	Prepaid and other current assets and other non-current assets	$20	$—	$—	$20
Derivatives:
Derivative financial instruments (i)	Prepaid and other current assets and other non-current assets	$—	$32	$—	$32
Liabilities:
Contingent consideration:
Contingent consideration (ii)	Other current liabilities and other non-current liabilities	$—	$—	$17	$17
Derivatives:
Derivative financial instruments (i)	Other current liabilities and other non-current liabilities	$—	$3	$—	$3

(i)	See Note 9 — Derivative Financial Instruments for further information on our derivative instruments.
(ii)

Probability weightings are based on our knowledge of the past and planned performance of the acquired entity to which the contingent consideration applies. The weighted-average discount rates used on our material contingent consideration calculations were 9.46% and 10.16% at December 31, 2020 and December 31, 2019, respectively. The range of these discount rates was 3.53% - 13.00% at December 31, 2020. Using different probability weightings and discount rates could result in an increase or decrease of the contingent consideration payable.

The following table summarizes the change in fair value of the Level 3 liabilities:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	December 31, 2020
Balance at December 31, 2019	$17
Obligations assumed	9
Payments	—
Realized and unrealized gains	18
Foreign exchange	1
Balance at December 31, 2020	$45

There were no significant transfers between Levels 1, 2 or 3 during the years ended December 31, 2020 and 2019.

Fair value information about financial instruments not measured at fair value

The following tables present our assets and liabilities not measured at fair value on a recurring basis at December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Long-term note receivable	$71	$73	$—	$—
Liabilities:
Current debt	$971	$985	$316	$319
Long-term debt	$4,664	$5,488	$5,301	$5,694

The carrying values of our revolving credit facility and collateralized facility approximate their fair values. The fair values above are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instruments. The fair values of our respective senior notes and long-term note receivable are considered Level 2 financial instruments as they are corroborated by observable market data.

Note 12 — Retirement Benefits

Defined Benefit Plans and Post-retirement Welfare Plans

Willis Towers Watson sponsors both qualified and non-qualified defined benefit pension plans and other post-retirement welfare (‘PRW’) plans throughout the world. The majority of our plan assets and obligations are in the U.S. and the U.K. We have also included disclosures related to defined benefit plans in certain other countries, including Canada, France, Germany and Ireland. Together, these disclosed funded and unfunded plans represent 99% of Willis Towers Watson’s pension and PRW obligations and are presented herein.

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

United Kingdom

Legacy Willis – This plan covers approximately one-quarter of the Legacy Willis employees in the United Kingdom. The plan is now closed to new entrants.

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

France (Legacy Gras Savoye) – The mandatory retirement indemnity plan is a termination benefit which provides lump sum benefits at retirement. There is no vesting before the retirement date, and the benefit formula is determined through the collective bargaining agreement and the labor code. All employees with permanent employment contracts are eligible.

Germany (Legacy Willis and Legacy Towers Watson) – The defined benefit plans are closed to new entrants and include certain legacy employee populations hired before 2011. These benefits are primarily account-based, with some long-service participants continuing to accrue benefits according to grandfathered final-average-pay formulas.

Ireland (Legacy Willis) – The defined benefit plans provided pension benefits for approximately one-third of legacy Willis employees in Ireland and were closed to new entrants. Benefit accruals ceased effective from December 31, 2019; however accrued benefits for active employees are indexed to salary increases (to a maximum annual salary of €150,000) until the member leaves the Company. A future service retirement provision is being provided on a defined contribution basis.

Ireland (Legacy Towers Watson) – Benefit accruals earned under the scheme’s defined benefit plan ceased on May 1, 2015. Benefits earned prior to this date retain a link to salary until the employee leaves the Company.

Post-retirement Welfare Plan

We provide certain healthcare and life insurance benefits for retired participants. The principal plan disclosed herein covers participants in the U.S. who have met certain eligibility requirements. This post-retirement benefit plan was primarily unfunded, with the remaining assets being paid out during the year ended December 31, 2019. Retiree medical benefits provided under our U.S. post-retirement benefit plan were closed to new hires effective January 1, 2011. Life insurance benefits under the plan were frozen with respect to service, eligibility and amounts as of January 1, 2012 for active participants.

Amounts Recognized in our Consolidated Financial Statements

The following schedules provide information concerning the defined benefit pension plans and PRW plan as of and for the years ended December 31, 2020 and 2019:

	2020				2019
	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW
Change in Benefit Obligation
Benefit obligation, beginning of year	$4,768	$4,259	$842	$90	$4,187	$3,666	$728	$87
Service cost	72	15	21	1	65	14	20	1
Interest cost	131	73	15	2	157	93	18	3
Employee contributions	15	—	—	3	15	—	—	6
Actuarial losses	509	494	65	5	535	472	88	5
Settlements	(10)	(27)	(4)	—	(6)	(8)	(3)	—
Benefits paid	(194)	(146)	(32)	(10)	(185)	(140)	(26)	(12)
Plan amendments	—	9	—	—	—	—	—	—
Business disposal	—	—	(1)	—	—	—	—	—
Transfers in	—	—	—	—	—	—	2	—
Other	—	—	1	—	—	—	—	—
Foreign currency changes	—	166	48	—	—	162	15	—
Benefit obligation, end of year	$5,291	$4,843	$955	$91	$4,768	$4,259	$842	$90
Change in Plan Assets
Fair value of plan assets, beginning of year	$3,873	$5,086	$588	$—	$3,403	$4,402	$486	$1
Actual return on plan assets	602	590	64	—	557	561	85	—
Employer contributions	71	66	35	7	89	77	31	5
Employee contributions	15	—	—	3	15	—	—	6
Settlements	(10)	(27)	(4)	—	(6)	(8)	(3)	—
Benefits paid	(194)	(146)	(32)	(10)	(185)	(140)	(26)	(12)
Transfers in	—	—	—	—	—	—	2	—
Other	—	—	1	—	—	—	—	—
Foreign currency adjustment	—	198	32	—	—	194	13	—
Fair value of plan assets, end of year	$4,357	$5,767	$684	$—	$3,873	$5,086	$588	$—
Funded status at end of year	$(934)	$924	$(271)	$(91)	$(895)	$827	$(254)	$(90)
Accumulated Benefit Obligation	$5,291	$4,841	$918	$91	$4,768	$4,259	$810	$90
Components on the Consolidated Balance Sheet
Pension benefits assets	$—	$932	$28	$—	$—	$835	$22	$—
Current liability for pension benefits	$(31)	$(1)	$(5)	$(6)	$(33)	$(1)	$(6)	$(6)
Non-current liability for pension benefits	$(903)	$(7)	$(294)	$(85)	$(862)	$(7)	$(270)	$(84)
	$(934)	$924	$(271)	$(91)	$(895)	$827	$(254)	$(90)

For both the years ended December 31, 2020 and 2019, bond yields continued to decline, which drove a decrease in the discount rates. This reduction, coupled with unfavorable foreign exchange effects for the U.K. and Other plans, was the most significant driver of the increase in benefit obligations for the plans. Additionally in 2019, the actuarial loss in the PRW plan driven by the discount rate reduction was partially offset by gains due to fewer retirees enrolling in medical coverage than had been assumed.

Amounts recognized in accumulated other comprehensive loss as of December 31, 2020 and 2019 consist of:

	2020				2019
	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW
Net actuarial loss	$1,143	$1,304	$169	$24	$982	$1,133	$128	$20
Net prior service gain	—	(37)	—	(23)	—	(61)	—	(27)
Accumulated other comprehensive loss/(income)	$1,143	$1,267	$169	$1	$982	$1,072	$128	$(7)

The following table presents the projected benefit obligation and fair value of plan assets for our plans that have a projected benefit obligation in excess of plan assets as of December 31, 2020 and 2019:

	2020			2019
	U.S.	U.K.	Other	U.S.	U.K.	Other
Projected benefit obligation at end of year	$5,291	$8	$891	$4,768	$7	$784
Fair value of plan assets at end of year	$4,357	$—	$593	$3,873	$—	$509

The following table presents the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for our plans that have an accumulated benefit obligation in excess of plan assets as of December 31, 2020 and 2019.

	2020			2019
	U.S.	U.K.	Other	U.S.	U.K.	Other
Projected benefit obligation at end of year	$5,291	$8	$477	$4,768	$7	$784
Accumulated benefit obligation at end of year	$5,291	$8	$457	$4,768	$7	$752
Fair value of plan assets at end of year	$4,357	$—	$193	$3,873	$—	$509

The components of the net periodic benefit income and other amounts recognized in other comprehensive (income)/loss for the years ended December 31, 2020, 2019 and 2018 for the defined benefit pension and PRW plans are as follows:

	2020				2019				2018
	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW
Components of net periodic benefit (income)/cost:
Service cost	$72	$15	$21	$1	$65	$14	$20	$1	$66	$18	$21	$1
Interest cost	131	73	15	2	157	93	18	3	140	95	18	4
Expected return on plan assets	(291)	(247)	(34)	—	(254)	(246)	(29)	—	(273)	(298)	(31)	—
Amortization of unrecognized prior service credit	—	(17)	—	(4)	—	(16)	—	(4)	—	(19)	—	—
Amortization of unrecognized actuarial loss	35	23	3	1	19	21	2	1	11	45	2	—
Settlement	2	3	1	—	—	—	1	—	1	41	2	—
Curtailment gain	—	—	—	—	—	—	—	—	—	—	(16)	—
Net periodic benefit (income)/cost	$(51)	$(150)	$6	$—	$(13)	$(134)	$12	$1	$(55)	$(118)	$(4)	$5
Other changes in plan assets and benefit obligations recognized in other comprehensive loss/(income):
Net actuarial loss/(gain)	$198	$151	$35	$5	$232	$157	$32	$5	$117	$191	$13	$(3)
Amortization of unrecognized actuarial loss	(35)	(23)	(3)	(1)	(19)	(21)	(2)	(1)	(11)	(45)	(2)	—
Prior service cost/(credit)	—	9	—	—	—	—	—	—	—	40	—	(31)
Amortization of unrecognized prior service credit	—	17	—	4	—	16	—	4	—	19	—	—
Settlement	(2)	(3)	(1)	—	—	—	(1)	—	(1)	(41)	(2)	—
Curtailment gain	—	—	—	—	—	—	—	—	—	—	16	—
Total recognized in other comprehensive loss/(income)	161	151	31	8	213	152	29	8	105	164	25	(34)
Total recognized in net periodic benefit (income)/cost and other comprehensive loss/(income)	$110	$1	$37	$8	$200	$18	$41	$9	$50	$46	$21	$(29)

During the year ended December 31, 2018, the Company terminated its Netherlands-based defined benefit plan, resulting in the recognition of a non-cash curtailment gain of $16 million.

During the year ended December 31, 2018, as a result of past changes in U.K. legislation and the low interest rate environment, the amount of transfer payments from the Legacy Willis U.K. pension plan exceeded the plan’s service and interest costs. This triggered settlement accounting which required immediate recognition of a portion of the obligations associated with the plan transfers. Consequently, the Company recognized a non-cash expense of $40 million for the year ended December 31, 2018.

Assumptions Used in the Valuations of the Defined Benefit Pension Plans and PRW Plan

The determination of the Company’s obligations and annual expense under the plans is based on a number of assumptions that, given the longevity of the plans, are long-term in focus. A change in one or a combination of these assumptions could have a material impact on our projected benefit obligation. However, certain of these changes, such as changes in the discount rate and actuarial assumptions, are not recognized immediately in net income, but are instead recorded in other comprehensive income. The accumulated gains and losses not yet recognized in net income are amortized into net income as a component of the net periodic benefit cost/(income) generally based on the average working life expectancy of each of the plan’s active participants to the extent that the net gains or losses as of the beginning of the year exceed 10% of the greater of the market-related value of plan assets or the projected benefit obligation. The average remaining service period of participants for the PRW plan is approximately 8.7 years.

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

The following assumptions were used in the valuations of Willis Towers Watson’s defined benefit pension plans and PRW plan. The assumptions presented for the U.S. plans represent the weighted-average of rates for all U.S. plans. The assumptions presented for the U.K. plans represent the weighted-average of rates for the U.K. plans. The assumptions presented for the Other plans represent the weighted-average of rates for the Canada, France, Germany and Ireland plans.

The assumptions used to determine net periodic benefit cost for the fiscal years ended December 31, 2020, 2019 and 2018 were as follows:

	Years ended December 31,
	2020				2019				2018
	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW
Discount rate - PBO	3.3%	2.0%	2.1%	3.2%	4.2%	2.8%	2.8%	4.2%	3.6%	2.6%	2.6%	3.5%
Discount rate - service cost	3.4%	2.1%	2.5%	3.3%	4.3%	2.9%	3.0%	4.2%	3.5%	2.7%	2.9%	3.5%
Discount rate - interest cost on service cost	2.8%	1.9%	2.4%	2.8%	3.8%	2.8%	2.9%	3.9%	3.1%	2.5%	2.7%	3.2%
Discount rate - interest cost on PBO	2.8%	1.8%	1.9%	2.8%	3.9%	2.6%	2.5%	3.9%	3.2%	2.3%	2.3%	3.1%
Expected long-term rate of return on assets	7.7%	5.0%	5.9%	N/A	7.6%	5.6%	6.0%	2.0%	7.6%	6.2%	5.7%	2.0%
Rate of increase in compensation levels	4.3%	3.0%	2.3%	N/A	4.3%	3.0%	2.3%	N/A	4.3%	3.0%	2.3%	N/A
Healthcare cost trend
Initial rate				6.5%				6.0%				6.5%
Ultimate rate				5.0%				5.0%				5.0%
Year reaching ultimate rate				2027				2022				2022

The following tables present the assumptions used in the valuation to determine the projected benefit obligation for the fiscal years ended December 31, 2020 and 2019:

	December 31, 2020				December 31, 2019
	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW
Discount rate	2.5%	1.5%	1.7%	2.4%	3.3%	2.0%	2.1%	3.2%
Rate of increase in compensation levels	4.3%	3.0%	2.3%	N/A	4.3%	3.0%	2.3%	N/A

The expected return on plan assets was determined on the basis of the weighted-average of the expected future returns of the various asset classes, using the target allocations shown below. The Company’s pension plan asset target allocations as of December 31, 2020 were as follows:

	U.S.		U.K.			Canada	Germany	Ireland
Asset Category	Willis	Willis Towers Watson	Willis	Towers Watson	Miller	Towers Watson	Towers Watson	Willis	Towers Watson
Equity securities	30%	23%	—%	1%	19%	40%	36%	29%	40%
Debt securities	33%	33%	30%	24%	21%	50%	57%	29%	30%
Real estate	11%	6%	—%	2%	—%	5%	—%	3%	—%
Other	26%	38%	70%	73%	60%	5%	7%	39%	30%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

The Willis plan in Germany is invested in insurance contracts. Consequently, the asset allocations of the plans are managed by the respective insurer. The Gras Savoye plan in France is unfunded.

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

Fair Value of Plan Assets

The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value:

•	Level 1: refers to fair values determined based on quoted market prices in active markets for identical assets;
•	Level 2: refers to fair values estimated using observable market-based inputs or unobservable inputs that are corroborated by market data; and
•	Level 3: includes fair values estimated using unobservable inputs that are not corroborated by market data.

The fair values of our U.S. plan assets by asset category at December 31, 2020 and 2019 are as follows:

	December 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset category:
Cash (i)	$3	$—	$—	$3	$172	$—	$—	$172
Short-term securities	—	106	—	106	—	99	—	99
Government bonds	—	—	—	—	4	—	—	4
Pooled / commingled funds	—	—	—	2,599	—	—	—	2,033
Private equity	—	—	—	415	—	—	—	487
Hedge funds	—	—	—	1,234	—	—	—	1,084
Total assets	$3	$106	$—	$4,357	$176	$99	$—	$3,879

(i)	At December 31, 2019, consists primarily of cash on deposit with the managers of the hedge funds due to the timing of purchases of units in the funds.

The fair values of our U.K. plan assets by asset category at December 31, 2020 and 2019 are as follows:

	December 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset category:
Cash	$366	$—	$—	$366	$253	$—	$—	$253
Government bonds	2,684	—	—	2,684	1,865	—	—	1,865
Corporate bonds	—	898	—	898	—	741	—	741
Other fixed income	—	458	—	458	—	350	—	350
Pooled / commingled funds	—	—	—	1,237	—	—	—	1,828
Mutual funds	—	—	—	59	—	—	—	34
Private equity	—	—	—	31	—	—	—	34
Derivatives	—	376	—	376	—	246	—	246
Real estate	—	—	—	159	—	—	—	161
Hedge funds	—	—	—	—	—	—	—	54
Insurance contracts	—	—	71	71	—	—	—	—
Total assets	$3,050	$1,732	$71	$6,339	$2,118	$1,337	$—	$5,566

Liability category:
Repurchase agreements	—	572	—	572	—	480	—	480
Net assets/(liabilities)	$3,050	$1,160	$71	$5,767	$2,118	$857	$—	$5,086

The fair values of our Other plan assets by asset category at December 31, 2020 and 2019 are as follows:

	December 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset category:
Cash	$2	$—	$—	$2	$2	$—	$—	$2
Pooled / commingled funds	—	—	—	635	—	—	—	444
Mutual funds	—	—	—	—	—	—	—	106
Hedge funds	—	—	—	39	—	—	—	34
Insurance contracts	—	—	8	8	—	—	2	2
Total assets	$2	$—	$8	$684	$2	$—	$2	$588

We evaluate the need to transfer between levels based upon the nature of the financial instrument and size of the transfer relative to the total net assets of the plans. There were no significant transfers between Levels 1, 2 or 3 in the fiscal years ended December 31, 2020 and 2019.

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

The following table reconciles the net plan investments to the total fair value of the plan assets:

	December 31,
	2020	2019
Net assets held in investments	$10,808	$9,553
Net receivable/(payable) for investments purchased	—	(7)
Dividend and interest receivable	—	1
Fair value of plan assets	$10,808	$9,547

Level 3 investments

As a result of the inherent limitations related to the valuations of the Level 3 investments, due to the unobservable inputs of the underlying funds, the estimated fair values may differ significantly from the values that would have been used had a market for those investments existed.

The following table sets forth a summary of changes in the fair value of the plans’ Level 3 assets for the fiscal year ended December 31, 2020:

Level 3 Roll Forward
Beginning balance at December 31, 2019	$2
Purchases	64
Unrealized gains	7
Foreign exchange	6
Ending balance at December 31, 2020	$79

Contributions and Benefit Payments

Funding is based on actuarially-determined contributions and is limited to amounts that are currently deductible for tax purposes. Since funding calculations are based on different measurements than those used for accounting purposes, pension contributions are not equal to net periodic pension costs.

The following table sets forth our projected pension contributions to our qualified plans for fiscal year 2020, as well as the pension contributions to our qualified plans in fiscal years 2020 and 2019:

	2021 (Projected)	2020 (Actual)	2019 (Actual)
U.S.	$60	$40	$60
U.K.	$47	$65	$76
Other	$25	$24	$22

Expected benefit payments from our defined benefit pension plans to current plan participants, including the effects of their expected future service, as appropriate, are as follows:

	Benefit Payments
Fiscal Year	U.S.	U.K.	Other	PRW	Total
2021	$248	$128	$32	$10	$418
2022	275	122	28	10	435
2023	265	131	29	10	435
2024	274	139	31	11	455
2025	277	143	32	11	463
Years 2026 – 2029	1,421	808	187	58	2,474
	$2,760	$1,471	$339	$110	$4,680

Defined Contribution Plans

We have defined contribution plans covering eligible employees in many countries. The most significant plans are in the U.S. and U.K. and are described here.

We have a U.S. defined contribution plan (the ‘Plan’) covering all eligible employees of Willis Towers Watson. The Plan allows participants to make pre-tax and Roth after-tax contributions, and the Company provides a 100% match on the first 1% of employee contributions and a 50% match on the next 5% of employee contributions. Employees vest in the Company match upon 2 years of service. All investment assets of the plan are held in a trust account administered by independent trustees.

Our Legacy Towers Watson U.K. and Legacy Willis U.K. pension plans provide for a defined contribution component as part of a master trust. We make contributions to the plan, a portion of which represents matching contributions made by the participants up to a maximum rate.

We had defined contribution plan expense for the years ended December 31, 2020, 2019 and 2018 amounting to $160 million, $150 million and $150 million, respectively.

Note 13 — Leases

The following tables present amounts recorded on our consolidated balance sheets at December 31, 2020 and 2019, classified as either operating or finance leases. Operating leases are presented separately on our consolidated balance sheets. For the finance leases, the right-of-use (‘ROU’) assets are included in fixed assets, net, and the liabilities are classified within other current liabilities or other non-current liabilities.

	December 31, 2020			December 31, 2019
	Operating Leases	Finance Leases	Total Leases	Operating Leases	Finance Leases	Total Leases
Right-of-use assets	$902	$8	$910	$968	$10	$978
Current lease liabilities	152	3	155	164	3	167
Long-term lease liabilities	918	19	937	964	22	986

The following tables present amounts recorded on our consolidated statements of comprehensive income for the years ended December 31, 2020 and 2019:

	Years ended December 31,
	2020	2019
Finance lease cost:
Amortization of right-of-use assets	$2	$2
Interest on lease liabilities	3	3
Operating lease cost	181	191
Short-term lease cost	1	2
Variable lease cost	53	51
Sublease income	(21)	(16)
Total lease cost, net	$219	$233

The total lease cost is recognized in different locations in our consolidated statements of comprehensive income. Amortization of the finance lease ROU assets is included in depreciation, while the interest cost component of these finance leases is included in interest expense. All other costs are included in other operating expenses. The Company had rent expense for the year ended December 31, 2018 of $243 million, net of sublease income, related to operating leases classified within other operating expenses on our consolidated statement of comprehensive income.

Cash paid for amounts included in the measurement of lease liabilities for the years ended December 31, 2020 and 2019, as well as its location in the consolidated statements of cash flows, is as follows:

	Years ended December 31,
	2020	2019
Cash flows from operating activities:
Operating leases	$190	$205
Finance leases	3	3
Cash flows used in financing activities:
Finance leases	3	2
Total lease payments	$196	$210

Non-cash additions to our operating lease ROU assets were $70 million and $124 million during the years ended December 31, 2020 and 2019, respectively.

Our operating and finance leases have the following weighted-average terms and discount rates as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average term (in years)	8.3	5.2	8.8	6.0
Weighted-average discount rate	3.4%	12.9%	3.6%	12.9%

The maturity of our lease liabilities on an undiscounted basis, including a reconciliation to the total lease liabilities reported on the consolidated balance sheet as of December 31, 2020, is as follows:

	Operating Leases	Finance Leases	Total Leases
2021	$185	$6	$191
2022	172	6	178
2023	157	6	163
2024	138	6	144
2025	123	6	129
Thereafter	458	1	459
Total future lease payments	1,233	31	1,264
Interest	(163)	(9)	(172)
Total lease liabilities	$1,070	$22	$1,092

Note 14 — Commitments and Contingencies

Guarantees

Guarantees issued by certain of Willis Towers Watson’s subsidiaries with respect to the senior notes and credit facilities are discussed in Note 10 — Debt.

Certain of Willis Towers Watson’s subsidiaries in the U.S. and the U.K. have given the landlords of some leased properties occupied by the Company guarantees with respect to the repayment of the lease obligations. The operating lease obligations subject to such guarantees amounted to $566 million and $536 million at December 31, 2020 and 2019, respectively. The capital lease obligations subject to such guarantees amounted to $5 million and $6 million at December 31, 2020 and 2019, respectively.

Acquisition liabilities

The Company has deferred and contingent consideration related to acquisition due to be paid until 2024 totaling $55 million at December 31, 2020. Total deferred and contingent consideration paid during the year ended December 31, 2020 was $12 million.

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

Additionally, the Company has capital commitments with Trident V Parallel Fund, LP, an investment fund managed by Stone Point Capital, and Dowling Capital Partners I, LP. At December 31, 2020, the Company is obligated to make capital contributions of approximately $2 million, collectively, to these funds.

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

Legal Proceedings

In the ordinary course of business, the Company is subject to various actual and potential claims, lawsuits and other proceedings. Some of the claims, lawsuits and other proceedings seek damages in amounts which could, if assessed, be significant. We expect the impact of claims or demands not described below to be immaterial to the Company’s consolidated financial statements. The Company also receives subpoenas in the ordinary course of business and, from time to time, receives requests for information in connection with governmental investigations.

Errors and omissions claims, lawsuits, and other proceedings arising in the ordinary course of business are covered in part by professional indemnity or other appropriate insurance. The terms of this insurance vary by policy year. Regarding self-insured risks, the Company has established provisions which are believed to be adequate in light of current information and legal advice, or, in certain cases, where a range of loss exists, the Company accrues the minimum amount in the range if no amount within the range is a better estimate than any other amount. The Company adjusts such provisions from time to time according to developments. See Note 15 — Supplementary Information for Certain Balance Sheet Accounts for the amounts accrued at December 31, 2020 and 2019 in the consolidated balance sheets.

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

The Complaints assert claims against certain defendants under Section 14(a) of the Securities Exchange Act of 1934 (the ‘Exchange Act’) for allegedly false and misleading statements in the proxy statement; and against certain defendants under Section 20(a) of the Exchange Act for alleged ‘control person’ liability with respect to such allegedly false and misleading statements. The Stein Complaint, the Carter Complaint, and the Tang Complaint each seek, among other relief, an order enjoining the proposed combination with Aon unless and until corrective disclosures are made. The Kuznik Complaint and the Kent Complaint each seek, among other relief, an order enjoining the proposed combination with Aon and an order directing certain defendants to issue corrective disclosures.  The Stein Complaint and the Carter Complaint also seek damages in an unspecified amount. The Company believes the allegations in the Complaints are without merit.

On August 4, 2020, certain plaintiffs voluntarily dismissed without prejudice the Kent Complaint, the Carter Complaint, and the Stein Complaint. On September 15, 2020, certain plaintiffs voluntarily dismissed without prejudice the Tang Complaint and the Kuznik Complaint.

Willis Towers Watson Merger-Related Securities Litigation

On November 21, 2017, a purported former stockholder of Legacy Towers Watson filed a putative class action complaint on behalf of a putative class consisting of all Legacy Towers Watson stockholders as of October 2, 2015 against the Company, Legacy Towers Watson, Legacy Willis, ValueAct Capital Management (‘ValueAct’), and certain current and former directors and officers of Legacy Towers Watson and Legacy Willis (John Haley, Dominic Casserley, and Jeffrey Ubben), in the United States District Court for the Eastern District of Virginia. The complaint asserted claims against certain defendants under Section 14(a) of the Securities Exchange Act of 1934 (the ‘Exchange Act’) for allegedly false and misleading statements in the proxy statement for the Merger; and against other defendants under Section 20(a) of the Exchange Act for alleged ‘control person’ liability with respect to such allegedly false and misleading statements. The complaint further contended that the allegedly false and misleading statements caused stockholders of Legacy Towers Watson to accept inadequate Merger consideration. The complaint sought damages in an unspecified amount. On February 20, 2018, the court appointed the Regents of the University of California (‘Regents’) as Lead Plaintiff and Bernstein Litowitz Berger & Grossman LLP (‘Bernstein’) as Lead Counsel for the putative class, consolidated all subsequently filed, removed, or transferred actions, and captioned the consolidated action ‘In re Willis Towers Watson plc Proxy Litigation,’ Master File No. 1:17-cv-1338-AJT-JFA (the ‘Federal Action’). On March 9, 2018, Lead Plaintiff filed an Amended Complaint. On April 13, 2018, the defendants filed motions to dismiss the Amended Complaint, and, on July 11, 2018, following briefing and argument, the court granted the motions and dismissed the Amended Complaint in its entirety. On July 30, 2018, Lead Plaintiff filed a notice of appeal from the court’s July 11, 2018 dismissal order to the United States Court of Appeals for the Fourth Circuit (the ‘Fourth Circuit’), and, on December 6, 2018, the parties completed briefing on the appeal. On May 8, 2019, the parties argued the appeal, and on August 30, 2019, the Fourth Circuit vacated the dismissal order and remanded the case to the Eastern District of Virginia for further proceedings consistent with its decision. On September 13, 2019, the defendants filed a petition for rehearing by the Fourth Circuit en banc, which the Fourth Circuit denied on September 27, 2019. On November 8, 2019, the defendants filed renewed motions to dismiss in the Eastern District of Virginia based upon certain arguments that were advanced in their original motions to dismiss, but undecided by both the district court and the Fourth Circuit. On December 18, 2019, the parties completed briefing on the defendants’ renewed motions, and, on December 20, 2019, the court heard argument on the motions. On January 31, 2020, the court denied the motions. On June 12, 2020, Lead Plaintiff filed a motion for class certification, in connection with which it indicated that it is seeking class-wide damages of approximately $456 million. On September 4, 2020, the court granted Lead Plaintiff’s motion for class certification, certified the putative class, and appointed Lead Plaintiff as the Class Representative for the certified class. On October 16, 2020, the defendants filed motions for summary judgment and to exclude Lead Plaintiff’s proposed experts. Also on October 16, 2020, Lead Plaintiff filed a motion to exclude certain of the defendants’ proposed experts.

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

On March 9, 2018, Regents filed a putative class action complaint on behalf of a putative class of Legacy Towers Watson stockholders against the Company, Legacy Willis, ValueAct, and Messrs. Haley, Casserley, and Ubben, in the Delaware Court of Chancery, captioned The Regents of the University of California v. John J. Haley, et al., C.A. No. 2018-0166. Based on similar allegations as the Eastern District of Virginia action described above, the complaint asserts claims against Mr. Haley for breach of fiduciary duty and against all other defendants for aiding and abetting breach of fiduciary duty. Also on March 9, 2018, Regents filed a motion for consolidation of all pending and subsequently filed Delaware Court of Chancery actions, and for appointment as Lead Plaintiff and for the appointment of Bernstein as Lead Counsel for the putative class. On March 29, 2018, Fort Myers and Alaska responded to Regents’ motion and cross-moved for appointment as Co-Lead Plaintiffs and for the appointment of their counsel, Grant & Eisenhofer P.A. and Kessler Topaz Meltzer & Check, LLP as Co-Lead Counsel. On April 2, 2018, the court consolidated the Delaware Court of Chancery actions and all related actions subsequently filed in or transferred to the Delaware Court of Chancery. On June 5, 2018, the court denied Regents’ motion for appointment of Lead Plaintiff and Lead Counsel and granted Fort Myers’ and Alaska’s cross-motion. On June 20, 2018, Fort Myers and Alaska designated the complaint previously filed by Alaska (the ‘Alaska Complaint’) as the operative complaint in the consolidated action (the ‘Delaware Action’). On September 14, 2018, the defendants filed motions to dismiss the Alaska Complaint. On October 31, 2018, Fort Myers and Alaska filed an amended complaint, which, based on similar allegations, asserts claims against the former directors of legacy Towers Watson for breach of fiduciary duty and against ValueAct and Mr. Ubben for aiding and abetting breach of fiduciary duty. On January 11, 2019, the defendants filed motions to dismiss the amended complaint, and on March 29, 2019, the parties completed briefing on the motions. The court heard argument on the motions on April 11, 2019 and, on July 25, 2019, dismissed the amended complaint in its entirety. On August 22, 2019, Fort Myers and Alaska filed a notice of appeal (only with respect to Messrs. Haley and Ubben and ValueAct) from the court’s July 25, 2019 dismissal order to the Supreme Court of the State of Delaware. On November 22, 2019, the parties completed briefing on the appeal, which was submitted on April 22, 2020 for decision in lieu of argument. On June 30, 2020, the Supreme Court of the State of Delaware reversed and remanded the case to the Court of Chancery for further proceedings consistent with its decision. On July 27, 2020, Fort Myers and Alaska filed a motion for class certification, which is currently pending. On September 14, 2020, Mr. Haley answered the amended complaint.

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

On or about November 19, 2020, the parties to the Federal Action and the Delaware Action reached an agreement in principle to resolve the Federal Action and the Delaware Action for $75 million and $15 million, respectively. The Company agreed to the settlement and the payment of the settlement amounts to eliminate the distraction, burden, expense and uncertainty of further litigation. Further, in reaching the settlement, the parties understood and agreed that there is no admission of liability or wrongdoing by the Company or any of the other defendants in either the Federal Action or the Delaware Action. The Company and the other defendants expressly deny any liability or wrongdoing with respect to the matters alleged in the Federal Action and the Delaware Action.

On January 15, 2021, the parties to the Federal Action and the Delaware Action signed formal stipulations of settlement, which memorialized the terms of the agreement in principle, and which the plaintiffs in the Federal Action and the Delaware Action then filed with each of the respective courts. Also on January 15, 2021, the plaintiff in the Federal Action filed a motion to preliminarily approve the settlement. On January 21, 2021, the court in the Federal Action preliminarily approved the settlement, approved the form of notice to be disseminated to class members, and scheduled a final fairness hearing on the settlement for May 21, 2021. On January 25, 2021, the court in the Delaware Action approved the form of notice to be disseminated to class members and scheduled a final fairness hearing on the settlement for May 25, 2021. The settlement remains subject to notice to class members in the two actions. The settlement is contingent upon final approval by the courts in both the Federal Action and the Delaware Action. The Company will make the $90 million aggregate settlement payment in February 2021, but it will not be distributed to class members unless and until the settlement is finally approved by the courts in both the Federal Action and the Delaware Action and not subject to any further appeal.

During the three and twelve months ended December 31, 2020, the Company recognized $50 million and $65 million respectively, of expense, net of $25 million of insurance and other recoveries. Additional insurance recoveries are possible.

Stanford Financial Group

The Company was named as a defendant in 15 similar lawsuits relating to the collapse of The Stanford Financial Group (‘Stanford’), for which Willis of Colorado, Inc. acted as broker of record on certain lines of insurance. The complaints in these actions generally alleged that the defendants actively and materially aided Stanford’s alleged fraud by providing Stanford with certain letters regarding coverage that they knew would be used to help retain or attract actual or prospective Stanford client investors. The complaints further alleged that these letters, which contained statements about Stanford and the insurance policies that the defendants placed for Stanford, contained untruths and omitted material facts and were drafted in this manner to help Stanford promote and sell its allegedly fraudulent certificates of deposit. The plaintiffs in these actions sought overlapping damages, representing either the entirety or a portion of the approximately $4.6 billion in total alleged collective losses incurred by investors in Stanford certificates of deposit, notwithstanding the fact that Legacy Willis acted as broker of record for only a portion of time that Stanford issued certificates of deposit.

On March 31, 2016, the Company entered into a settlement in principle, as reflected in a Settlement Term Sheet, relating to the Stanford litigation. The Company agreed to the Settlement Term Sheet to eliminate the distraction, burden, expense and uncertainty of further litigation. In particular, the settlement and the related bar orders described below would enable the Company to conduct itself with the bar orders’ protection from the continued overhang of matters alleged to have occurred over a decade ago. Further, the

Settlement Term Sheet provided that the parties understood and agreed that there was no admission of liability or wrongdoing by the Company. The Company expressly denies any liability or wrongdoing with respect to the matters alleged in the Stanford litigation.

On or about August 31, 2016, the parties to the settlement signed a formal Settlement Agreement memorializing the terms of the settlement as originally set forth in the Settlement Term Sheet. The parties to the Settlement Agreement are Ralph S. Janvey (in his capacity as the Court-appointed receiver (the ‘Receiver’) for The Stanford Financial Group and its affiliated entities in receivership (collectively, ‘Stanford’)), the Official Stanford Investors Committee, Samuel Troice, Martha Diaz, Paula Gilly-Flores, Punga Punga Financial, Ltd., Manuel Canabal, Daniel Gomez Ferreiro and Promotora Villa Marina, C.A. (collectively, ‘Plaintiffs’), on the one hand, and Willis Towers Watson Public Limited Company (formerly Willis Group Holdings Public Limited Company), Willis Limited, Willis North America Inc., Willis of Colorado, Inc. and the Willis associate referenced above (collectively, ‘Defendants’), on the other hand. Under the terms of the Settlement Agreement, the parties agreed to settle and dismiss all current or future claims arising from or related to Stanford in exchange for a one-time cash payment to the Receiver by the Company of $120 million to be distributed to all Stanford investors who have claims recognized by the Receiver pursuant to the distribution plan in place at the time the payment was made.

The Settlement Agreement also provided the parties’ agreement to seek the Court’s entry of bar orders prohibiting any continued or future litigation against the Defendants and their related parties of claims relating to Stanford, whether asserted or not. The terms of the bar orders therefore would prohibit all Stanford-related litigation, and not just the filed actions, but including any pending matters and any actions that may be brought in the future. Final Court approval of these bar orders was a condition of the settlement.

On September 7, 2016, Plaintiffs filed with the Court a motion to approve the settlement. On October 19, 2016, the Court preliminarily approved the settlement. Several of the plaintiffs in the other actions above objected to the settlement, and a hearing to consider final approval of the settlement was held on January 20, 2017, after which the Court reserved decision. On August 23, 2017, the Court approved the settlement, including the bar orders. Several of the objectors appealed the settlement approval and bar orders to the Fifth Circuit. Oral argument on the appeals was heard on December 3, 2018, and, on July 22, 2019, the Fifth Circuit affirmed the approval of the settlement, including the bar orders. On August 5, 2019, certain of the plaintiff-appellants filed a petition for rehearing by the Fifth Circuit en banc (the ‘Petition’). On August 19, 2019, the Fifth Circuit requested a response to the Petition. On August 29, 2019, the Receiver filed a response to the Petition. On December 19, 2019, the Fifth Circuit granted the Petition (treating it as a petition for panel rehearing), withdrew its July 22, 2019 opinion, and substituted a new opinion that also affirmed the approval of the settlement, including the bar orders. On January 2, 2020, certain of the plaintiff-appellants filed another petition for rehearing by the Fifth Circuit en banc (the ‘Second Petition’), in which the other plaintiff-appellants joined. On January 21, 2020, the Fifth Circuit denied the Second Petition. On June 19, 2020, the plaintiff-appellants filed petitions for writ of certiorari with the United States Supreme Court. On September 10, 2020, the Supreme Court requested responses to the petitions for writ of certiorari, which were filed on November 6, 2020. On December 14, 2020, the Supreme Court denied the petitions. On January 12, 2021, the Company made the $120 million settlement payment. The terms of the bar orders that are a part of the settlement prohibit any claims or litigation related to this matter from being maintained or brought against the Company.

Aviation Broking Competition Investigations

In October 2017, the European Commission (‘Commission’) disclosed to us that it has initiated civil investigation proceedings in respect of a suspected infringement of E.U. competition rules involving several broking firms, including our principal U.K. broking subsidiary and one of its parent entities. In particular, the Commission has stated that the civil proceedings concern the exchange of commercially sensitive information between competitors in relation to aviation and aerospace insurance and reinsurance broking products and services in the European Economic Area, as well as possible coordination between competitors. In November 2020, the Commission advised us that it has decided to close the proceedings against us without taking further action.

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

Note 15 — Supplementary Information for Certain Balance Sheet Accounts

Additional details of specific balance sheet accounts are detailed below.

Prepaid and other current assets consist of the following:

	December 31, 2020	December 31, 2019
Prepayments and accrued income	$124	$145
Deferred contract costs	108	101
Derivatives and investments	42	49
Deferred compensation plan assets	14	18
Retention incentives	3	11
Corporate income and other taxes	83	56
Insurance and other recovery receivables	25	—
Restricted cash	7	8
Acquired renewal commissions receivable	16	25
Other current assets	75	112
Total prepaid and other current assets	$497	$525

Other non-current assets consist of the following:

	December 31, 2020	December 31, 2019
Prepayments and accrued income	$13	$12
Deferred contract costs	98	76
Deferred compensation plan assets	117	150
Deferred tax assets	95	72
Accounts receivable, net	34	30
Acquired renewal commissions receivable	84	125
Long-term note receivable	71	—
Other investments	24	23
Insurance recovery receivables	117	119
Non-current contract assets	329	105
Other non-current assets	114	123
Total other non-current assets	$1,096	$835

Deferred revenue and accrued expenses consist of the following:

	December 31, 2020	December 31, 2019
Accounts payable, accrued liabilities and deferred income	$862	$856
Accrued discretionary and incentive compensation	851	727
Litigation settlement	210	—
Accrued vacation	161	137
Other employee-related liabilities	77	64
Total deferred revenue and accrued expenses	$2,161	$1,784

Other current liabilities consist of the following:

	December 31, 2020	December 31, 2019
Dividends payable	$103	$100
Income and other taxes payable	102	138
Interest payable	68	65
Deferred compensation plan liabilities	57	14
Contingent and deferred consideration on acquisitions	39	12
Payroll-related liabilities	268	216
Derivatives	5	3
Third-party commissions	173	179
Other current liabilities	73	75
Total other current liabilities	$888	$802

Provision for liabilities consists of the following:

	December 31, 2020	December 31, 2019
Claims, lawsuits and other proceedings	$325	$456
Other provisions	82	81
Total provision for liabilities	$407	$537

Other non-current liabilities consist of the following:

	December 31, 2020	December 31, 2019
Deferred compensation plan liability	$117	$150
Contingent and deferred consideration on acquisitions	16	26
Liabilities for uncertain tax positions	49	48
Derivatives	2	—
Finance leases	19	22
Other non-current liabilities	109	89
Total other non-current liabilities	$312	$335

Note 16 — Other Income, Net

Other income, net consists of the following:

	Years ended December 31,
	2020	2019	2018
Gain/(loss) on disposal of operations	$81	$(2)	$(9)
Net periodic pension and postretirement benefit credits	304	234	280
Interest in earnings of associates and other investments	6	21	3
Foreign exchange gain/(loss)	6	(26)	(24)
Other	2	—	—
Other income, net	$399	$227	$250

Note 17 — Accumulated Other Comprehensive Loss

The components of other comprehensive (loss)/income are as follows:

	December 31, 2020			December 31, 2019			December 31, 2018
	Before tax amount	Tax	Net of tax amount	Before tax amount	Tax	Net of tax amount	Before tax amount	Tax	Net of tax amount
Other comprehensive income/(loss):
Foreign currency translation	$139	$—	$139	$78	$—	$78	$(251)	$—	$(251)
Defined pension and post-retirement benefits	(342)	76	(266)	(412)	83	(329)	(258)	59	(199)
Derivative instruments	(5)	1	(4)	23	(2)	21	5	(3)	2
Other comprehensive loss	(208)	77	(131)	(311)	81	(230)	(504)	56	(448)
Less: Other comprehensive income attributable to non-controlling interests	(1)	—	(1)	—	—	—	—	—	—
Other comprehensive loss attributable to Willis Towers Watson	$(209)	$77	$(132)	$(311)	$81	$(230)	$(504)	$56	$(448)

Changes in the components of accumulated other comprehensive loss, net of tax, are included in the following table. This table excludes amounts attributable to non-controlling interests, which are not material for further disclosure.

	Foreign currency translation (i)	Derivative instruments (i)	Defined pension and post- retirement benefit costs (ii)	Total
Balance, January 1, 2018	$(365)	$(10)	$(1,138)	$(1,513)
Other comprehensive loss before reclassifications	(251)	(22)	(241)	(514)
Loss reclassified from accumulated other comprehensive loss (net of income tax benefit of $17)	—	24	42	66
Net other comprehensive (loss)/income	(251)	2	(199)	(448)
Balance, December 31, 2018	$(616)	$(8)	$(1,337)	$(1,961)
Other comprehensive income/(loss) before reclassifications	78	12	(343)	(253)
Loss reclassified from accumulated other comprehensive loss (net of income tax benefit of $9)	—	9	14	23
Net other comprehensive income/(loss)	78	21	(329)	(230)
Reclassification of tax effects per ASU 2018-02 (iii)	—	—	(36)	(36)
Balance, December 31, 2019	$(538)	$13	$(1,702)	$(2,227)
Other comprehensive income/(loss) before reclassifications	138	(12)	(298)	(172)
Loss reclassified from accumulated other comprehensive loss (net of income tax benefit of $11)	—	8	32	40
Net other comprehensive income/(loss)	138	(4)	(266)	(132)
Balance, December 31, 2020	$(400)	$9	$(1,968)	$(2,359)

(i)

Reclassification adjustments from accumulated other comprehensive loss related to derivative instruments for the years ended December 31, 2020 and 2019 are included in Revenue and Salaries and benefits, and are included in Other income, net for the year ended December 31, 2018 in the accompanying consolidated statements of comprehensive income. See Note 9 — Derivative Financial Instruments for additional details regarding the reclassification adjustments for the derivative settlements.

(ii)

Reclassification adjustments from accumulated other comprehensive loss are included in the computation of net periodic pension cost (see Note 12 — Retirement Benefits). These components are included in Other income, net in the accompanying consolidated statements of comprehensive income.

(iii)

On January 1, 2019, in accordance with ASU 2018-02, we reclassified to Retained earnings $36 million of defined pension and postretirement costs, representing the ‘stranded’ tax effect of the change in the U.S. federal corporate tax rate resulting from U.S. Tax Reform.

Note 18 — Share-based Compensation

Plan Summaries

On December 31, 2020, the Company had a number of open share-based compensation plans, which provide for the granting of time-based and performance-based options, time-based and performance-based restricted stock units, and various other share-based grants to employees. All of the Company’s share-based compensation plans under which any options, restricted stock units (‘RSUs’) or other share-based grants are outstanding as of December 31, 2020 are described below. The compensation cost that has been recognized for these plans for the years ended December 31, 2020, 2019 and 2018 was $90 million, $74 million and $50 million, respectively. The total income tax benefits recognized in the consolidated statements of comprehensive income for share-based compensation arrangements for the years ended December 31, 2020, 2019, and 2018 were $15 million, $11 million and $10 million, respectively.

2012 Equity Incentive Plan

This plan, established on April 25, 2012 and amended and restated on June 10, 2016, provides for the granting of incentive stock options, time-based or performance-based non-statutory stock options, share appreciation rights, restricted shares, time-based or performance-based RSUs, performance-based awards and other share-based grants or any combination thereof to employees, officers, non-employee directors and consultants of the Company (‘2012 Plan’). The board of directors also adopted a sub-plan under the 2012 Plan to provide an employee sharesave scheme in the U.K.

There were approximately 5 million shares remaining available for grant under this plan as of December 31, 2020. Options are exercisable on a variety of dates, including from the second, third, fourth or fifth anniversary of the grant date. The 2012 Plan shall continue in effect until terminated by the board of directors, except that no incentive stock option may be granted under the 2012 Plan after April 21, 2026 or after its expiration. That termination will not affect the validity of any grants outstanding at that date.

Towers Watson Share Plans

In January 2016, in connection with the Merger, we assumed the Towers Watson & Co. 2009 Long-Term Incentive Plan (‘2009 LTIP’) and converted the outstanding unvested restricted stock units and options into Willis Towers Watson RSUs and options using a conversion ratio stated in the Merger Agreement. We determined the fair value of the portion of the outstanding RSUs and options related to pre-acquisition employee service using the straight-line methodology from the date of grant to the acquisition date to be $37 million, which was added to the transaction consideration. The fair value of the remaining portion of RSUs and options related to the post-acquisition employee services was $45 million and was recorded over the subsequent vesting periods through 2018. For the year ended December 31, 2018, we recorded $3 million of non-cash stock-based compensation expense.

The acquired awards have vested in full, and the Company does not intend to grant future awards under the 2009 LTIP plan.

Options

There were no options granted during the years ended December 31, 2020, 2019 and 2018.

Award Activity

Classification of options as time-based or performance-based is dependent on the original terms of the award. Performance conditions on the options have been met. A summary of option activity under the plans at December 31, 2020, and changes during the year then ended is presented below:

	Options (thousands)	Weighted- Average Exercise Price (i)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Time-based stock options
Balance as of December 31, 2019	260	$105.38
Exercised	163	$101.09
Cancelled	12	$95.56
Balance as of December 31, 2020	85	$114.92	1.5 years	$8
Options vested or expected to vest at December 31, 2020	85	$114.92	1.5 years	$8
Options exercisable at December 31, 2020	57	$107.72	1.4 years	$6
Performance-based stock options
Balance as of December 31, 2019	287	$110.58
Exercised	3	$110.58
Balance as of December 31, 2020	284	$110.58	1.7 years	$28
Options vested or expected to vest at December 31, 2020	284	$110.58	1.7 years	$28
Options exercisable at December 31, 2020	284	$110.58	1.7 years	$28

(i)	Certain options are exercisable in Pounds sterling and are converted to dollars using the exchange rate at December 31, 2020.

The total intrinsic values of time-based options exercised during the years ended December 31, 2020, 2019 and 2018 were $17 million, $16 million and $12 million, respectively. At December 31, 2020, there was less than $1 million of total unrecognized compensation cost under the time-based stock option plans; that cost is expected to be recognized over a weighted-average period of 1.4 years.

The total intrinsic values of performance-based options exercised during the year ended December 31, 2020 was less than $1 million, and was $16 million and $8 million for the years ended December 31, 2019 and 2018, respectively. At December 31, 2020, there is no unrecognized compensation cost related to the performance-based stock option plans.

Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2020, 2019 and 2018 was $16 million, $45 million and $45 million, respectively. The actual tax benefit recognized for the tax deductions from option exercises of the share-based payment arrangements totaled $5 million, $6 million and $4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Equity-settled RSUs

Valuation Assumptions

The fair value of each time-based RSU is based on the grant date fair value, or the fair value on the acquisition date in the case of acquired awards. The fair value of each performance-based RSU is estimated on the grant date using a Monte-Carlo simulation that uses the assumptions noted in the following table. The awards also contain a market-based performance target. For the awards granted in 2020, 2019 and 2018, the performance measure is entirely based on this market target. Expected volatility is based on the historical volatility of the Company’s shares. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The assumptions noted in the table below represent the weighted average of each assumption for each grant during the year.

	Years ended December 31,
	2020	2019	2018
Expected volatility	24.2%	25.6%	17.9%
Expected dividend yield	—%	—%	—%
Expected life (years)	2.9	2.7	2.5
Risk-free interest rate	0.4%	2.1%	2.6%

Award Activity

A summary of time-based and performance-based RSU activity under the plans at December 31, 2020, and changes during the year then ended, is presented below:
	Shares (thousands)	Weighted- Average Grant Date Fair Value
Nonvested shares (time-based RSUs)
Balance as of December 31, 2019	11	$172.25
Granted	13	$193.25
Vested	13	$178.54
Forfeited	—	$160.48
Balance as of December 31, 2020	11	$190.09
Nonvested shares (performance-based RSUs)
Balance as of December 31, 2019	507	$150.22
Granted	356	$230.24
Vested	416	$117.01
Forfeited	8	$216.64
Balance as of December 31, 2020	439	$245.49

Time-based RSUs totaling 12,586, 21,025 and 164,728 vested during the years ended December 31, 2020, 2019 and 2018, respectively, with average share prices of $195.69, $189.42 and $156.14, respectively. At December 31, 2020 there was $1 million of total unrecognized compensation cost related to the time-based RSU plan; that cost is expected to be recognized over a weighted-average period of 0.6 years.

Performance-based RSUs totaling 416,349, 178,346 and 249,901 vested during the years ended December 31, 2020, 2019 and 2018, respectively, with average share prices of $185.30, $175.01 and $154.99, respectively. At December 31, 2020 there was $42 million of total unrecognized compensation cost related to the performance-based RSU plan; that cost is expected to be recognized over a weighted-average period of 2.3 years.

The actual tax benefit recognized for the tax deductions from RSUs that vested totaled $7 million, $7 million and $12 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Phantom RSUs

The Company granted 204,269 and 268,956 units of phantom stock with a market-performance feature during the years ended December 31, 2019 and 2018, respectively, and did not grant phantom stock during 2020. These are cash-settled awards with final payout based on the performance of the Company’s stock. The grant date fair value of the awards was $105.97 and $83.57 per share for the 2019 and 2018 awards, respectively. The fair value of each phantom RSU is estimated using a Monte Carlo simulation. The Company’s stock price as of the last day of the period is one of the inputs used in the simulation. Expected volatility is based on the historical volatility of the Company’s shares. The expected term of each plan is three years, based on the vesting terms of the awards. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

Since the awards are cash-settled, they are considered a liability. Expense is recognized over the service period. The liability is remeasured at the end of each reporting period, and changes in fair value are recognized as compensation cost. For both plans, as of December 31, 2020, the liability recognized is $61 million and the estimated unrecognized compensation cost is $17 million.

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

At December 31, 2020, 2019 and 2018, there were 0.1 million, 0.3 million and 0.4 million time-based share options; 0.3 million, 0.3 million and 0.5 million performance-based options; and 0.4 million, 0.5 million and 0.8 million performance-based RSUs outstanding, respectively. The Company’s time-based RSUs were immaterial at December 31, 2020, 2019 and 2018.

Basic and diluted earnings per share are as follows:

	Years ended December 31,
	2020	2019	2018
Net income attributable to Willis Towers Watson	$996	$1,044	$695

Basic weighted-average number of shares outstanding	130	130	131
Dilutive effect of potentially issuable shares	—	—	1
Diluted weighted-average number of shares outstanding	130	130	132

Basic earnings per share	$7.68	$8.05	$5.29
Dilutive effect of potentially issuable shares	(0.03)	(0.03)	(0.02)
Diluted earnings per share	$7.65	$8.02	$5.27

There were no anti-dilutive options for the years ended December 31, 2020, 2019 and 2018. For the years ended December 31, 2020 and 2018, 0.1 million and 0.2 million RSUs, respectively, were not included in the computation of the dilutive effect of potentially issuable shares because their effect was anti-dilutive. Anti-dilutive RSUs were immaterial for the year ended December 31, 2019.

Note 20 — Supplemental Disclosures of Cash Flow Information

Supplemental disclosures regarding cash flow information and non-cash investing and financing activities are as follows:

	Years Ended December 31,
	2020	2019	2018
Supplemental disclosures of cash flow information:
Cash payments for income taxes, net	$310	$299	$178
Cash payments for interest	$229	$210	$176
Cash acquired	$10	$11	$13
Supplemental disclosures of non-cash investing and financing activities:
Fair value of deferred and contingent consideration related to acquisitions	$9	$13	$36

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the chief executive officer (‘CEO’) and chief financial officer (‘CFO’), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2020 in providing reasonable assurance that the information required to be disclosed in our periodic reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

As part of ongoing activities focused on improving efficiencies and optimizing our resources, the Company completed the outsourcing of a portion of our information technology resources to a third party. These arrangements were made in order to gain efficiencies of scale, reduce costs and improve overall operational effectiveness. They were not considered to be material to our internal controls framework and were not made in response to any identified deficiency or weakness in our internal control over financial reporting.

There were no changes in our internal control over financial reporting in the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although most of our employees who are involved in our financial reporting processes and controls are working remotely due to the COVID-19 pandemic, we have not experienced any specific impact to our internal controls over financial reporting. We are regularly monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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
(2)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(3)

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management has used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (‘COSO’) in the report entitled Internal Control — Integrated Framework (2013) to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this evaluation, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2020.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Willis Towers Watson Public Limited Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Willis Towers Watson Public Limited Company and subsidiaries (the ‘Company’) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘COSO’). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (‘PCAOB’), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 23, 2021, expressed an unqualified opinion on those financial statements.

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

February 23, 2021

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

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements of Willis Towers Watson

Financial Statements:

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2020

Consolidated Balance Sheets at December 31, 2020 and 2019

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2020

Consolidated Statements of Changes in Equity for each of the three years in the period ended December 31, 2020

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

2.1

Agreement and Plan of Merger, dated as of June 29, 2015, by and among Willis Group Holdings plc, Citadel Merger Sub, Inc. and Towers Watson & Co (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by the Company on June 30, 2015)

2.2

Amendment No. 1 to Agreement and Plan of Merger, dated November 19, 2015, by and among Willis, Merger Sub and Towers Watson (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by the Company on November 20, 2015)

2.3

Business Combination Agreement, dated as of March 9, 2020, by and between Aon plc, a company incorporated under the laws of England and Wales, with registered company number 07876075 (‘Aon’) and Willis Towers Watson plc (the ‘Business Combination Agreement’) (incorporated by reference to Exhibit 2.1 to the Form 8-K/A filed by the Company on March 10, 2020).

2.4	Appendix 3 to the Rule 2.5 Announcement, dated as of March 9, 2020 (Conditions Appendix) (incorporated by reference to Exhibit 2.2 to the Form 8-K filed by the Company on March 9, 2020).
2.5

Expenses Reimbursement Agreement, dated as of March 9, 2020, by and between Aon and Willis Towers Watson plc (incorporated by reference to Exhibit 2.3 to the Form 8-K filed by the Company on March 9, 2020).

2.6	Amendment to Business Combination Agreement, dated October 30, 2020 (incorporated by reference to Exhibit 2.1 to the Form 8-K filed October 30, 2020).
3.1

Amended and Restated Memorandum and Articles of Association of Willis Towers Watson Public Limited Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on June 15, 2017)

3.2	Certificate of Incorporation of Willis Group Holdings Public Limited Company (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by the Company on January 4, 2010)

4.1	Description of the Company’s ordinary shares (incorporated by reference to Exhibit 4.1 to the Form 10-K filed by the Company on February 26, 2020)
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

4.19	Officers’ Certificate of the Issuer and the Guarantors, dated as of May 29, 2020 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company on May 29, 2020).
4.20	Form of Note (included in Exhibit 4.19 hereto)
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

10.55	Willis Towers Watson Public Limited Company Compensation Recoupment Policy (incorporated by reference to Exhibit 10.68 to the Form 10-K filed by the Company on February 28, 2018)†
10.56	Form of Irrevocable Director Undertaking (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by WTW on March 9, 2020)
10.57

Willis Towers Watson Severance and Change in Control Pay Plan for U.S. Executives, dated as of March 8, 2020 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on March 11, 2020)†

10.58

Willis Towers Watson Severance and Change in Control Pay Plan for Non-U.S. Executives, dated as of March 8, 2020 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on March 11, 2020)†

10.59	Amendment to John Haley Employment Agreement, dated June 12, 2020 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on June 15, 2020)†
10.60

Willis Towers Watson Public Limited Company Severance and Change in Control Pay Plan for US Executives, adopted March 8, 2020 and as amended June 5, 2020 (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by the Company on July 30, 2020)†

10.61

Willis Towers Watson Public Limited Company Severance and Change in Control Pay Plan for Non-US Executives, adopted March 8, 2020 and as amended June 5, 2020 (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by the Company on July 30, 2020)†

10.62	Amendment 2020-1 to the Towers Watson Non-Qualified Deferred Savings Plan for U.S. Employees*†
10.63	Amendment 2020-1 to the Willis Towers Watson Non-Qualified Stable Value Excess Plan for U.S. Employees*†
10.64	Performance-Based Restricted Share Unit Award Agreement, dated January 1, 2021, by and between Willis Towers Watson Public Limited Company and John J. Haley*†

10.65	Form of Retention Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on February 5, 2021)†
21.1	List of subsidiaries*
22.1	List of Issuers and Guarantor Subsidiaries (incorporated by reference to Exhibit 22.1 to the Form 10-Q filed by the Company on April 30, 2020)
23.1	Consent of Deloitte & Touche LLP*
31.1	Certification Pursuant to Rule 13a-14(a)*
31.2	Certification Pursuant to Rule 13a-14(a)*
32.1	Certification Pursuant to 18 USC. Section 1350*
32.2	Certification Pursuant to 18 USC. Section 1350*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

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

Date: February 23, 2021

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