Form 10-Q
period 2021-03-31
WILLIS TOWERS WATSON PLC
filed 2021-04-29
CIK 1140536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 26, 2021, there were outstanding 128,976,752 ordinary shares, nominal value $0.000304635 per share, of the registrant.

WILLIS TOWERS WATSON

INDEX TO FORM 10-Q

For the Three Months Ended March 31, 2021

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

•

the risks relating to or arising from our pending business combination with Aon plc announced in March 2020, including, among others, risks relating to our ability to consummate the transaction, including on the terms of the business combination agreement, on the anticipated timeline, and/or with the required regulatory approvals, and risks relating to potential divestitures;

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
•

changes and developments in the insurance industry or the U.S. healthcare system, including those related to Medicare and any policy changes from the new Presidential administration and legislative actions from the current U.S. Congress;

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
•

the impact of recent or potential changes to U.S. tax laws, including on our effective tax rate, and the enactment of additional, or the revision of existing, state, federal, and/or foreign regulatory and tax laws and regulations and any policy changes from the new Presidential administration and legislative actions from the current U.S. Congress;

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

The foregoing list of factors is not exhaustive and new factors may emerge from time to time that could also affect actual performance and results. For more information, please see Part I, Item 1A in our Annual Report on Form 10-K, and our subsequent filings with the SEC. Copies are available online at http://www.sec.gov or www.willistowerswatson.com.

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of these assumptions, and therefore also the forward-looking statements based on these assumptions, could themselves prove to be inaccurate. Given the significant uncertainties inherent in the forward-looking statements included in this document, our inclusion of this information is not a representation or guarantee by us that our objectives and plans will be achieved.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

WILLIS TOWERS WATSON

Condensed Consolidated Statements of Comprehensive Income

(In millions of U.S. dollars, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$2,590	$2,466
Costs of providing services
Salaries and benefits	1,523	1,394
Other operating expenses	417	484
Depreciation	71	98
Amortization	103	121
Transaction and integration expenses	24	9
Total costs of providing services	2,138	2,106
Income from operations	452	360
Interest expense	(59)	(61)
Other income, net	439	92
INCOME FROM OPERATIONS BEFORE INCOME TAXES	832	391
Provision for income taxes	(96)	(78)
NET INCOME	736	313
Income attributable to non-controlling interests	(3)	(8)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$733	$305

EARNINGS PER SHARE
Basic earnings per share	$5.64	$2.36
Diluted earnings per share	$5.63	$2.34

Comprehensive income before non-controlling interests	$786	$93
Comprehensive income attributable to non-controlling interests	(5)	(7)
Comprehensive income attributable to Willis Towers Watson	$781	$86

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON

Condensed Consolidated Balance Sheets

(In millions of U.S. dollars, except share data)

(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$1,960	$2,089
Fiduciary assets	15,911	15,160
Accounts receivable, net	2,569	2,555
Prepaid and other current assets	432	497
Total current assets	20,872	20,301
Fixed assets, net	951	1,014
Goodwill	10,986	11,204
Other intangible assets, net	2,878	3,043
Right-of-use assets	841	902
Pension benefits assets	991	971
Other non-current assets	1,113	1,096
Total non-current assets	17,760	18,230
TOTAL ASSETS	$38,632	$38,531
LIABILITIES AND EQUITY
Fiduciary liabilities	$15,911	$15,160
Deferred revenue and accrued expenses	1,526	2,161
Current debt	471	971
Current lease liabilities	147	152
Other current liabilities	965	888
Total current liabilities	19,020	19,332
Long-term debt	4,632	4,664
Liability for pension benefits	1,278	1,405
Deferred tax liabilities	576	561
Provision for liabilities	390	407
Long-term lease liabilities	857	918
Other non-current liabilities	305	312
Total non-current liabilities	8,038	8,267
TOTAL LIABILITIES	27,058	27,599
COMMITMENTS AND CONTINGENCIES
EQUITY (i)
Additional paid-in capital	10,765	10,748
Retained earnings	3,075	2,434
Accumulated other comprehensive loss, net of tax	(2,311)	(2,359)
Treasury shares, at cost, 17,519 shares in 2021 and 2020	(3)	(3)
Total Willis Towers Watson shareholders’ equity	11,526	10,820
Non-controlling interests	48	112
Total equity	11,574	10,932
TOTAL LIABILITIES AND EQUITY	$38,632	$38,531

(i)

Equity includes (a) Ordinary shares $0.000304635 nominal value; Authorized 1,510,003,775; Issued 128,974,389 (2021) and 128,964,579 (2020); Outstanding 128,974,389 (2021) and 128,964,579 (2020) and (b) Preference shares, $0.000115 nominal value; Authorized 1,000,000,000 and Issued none in 2021 and 2020.

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON

Condensed Consolidated Statements of Cash Flows

(In millions of U.S. dollars)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS (USED IN)/FROM OPERATING ACTIVITIES
NET INCOME	$736	$313
Adjustments to reconcile net income to total net cash from operating activities:
Depreciation	71	98
Amortization	103	121
Non-cash lease expense	37	34
Net periodic benefit of defined benefit pension plans	(42)	(46)
Provision for doubtful receivables from clients	8	24
Provision for/(benefit from) deferred income taxes	10	(23)
Share-based compensation	27	(1)
Net gain on disposal of operations	(359)	—
Non-cash foreign exchange gain	(2)	(12)
Other, net	(24)	23
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable	(115)	(46)
Fiduciary assets	(1,784)	(2,873)
Fiduciary liabilities	1,784	2,873
Other assets	(15)	7
Other liabilities	(556)	(482)
Provisions	(7)	13
Net cash (used in)/from operating activities	(128)	23
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	(37)	(66)
Capitalized software costs	(14)	(15)
Acquisitions of operations, net of cash acquired	—	(66)
Net proceeds from sale of operations	696	—
Other, net	—	(15)
Net cash from/(used in) investing activities	645	(162)
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net borrowings on revolving credit facility	—	396
Repayments of debt	(508)	(128)
Proceeds from issuance of shares	1	3
Payments of deferred and contingent consideration related to acquisitions	(17)	—
Dividends paid	(92)	(84)
Acquisitions of and dividends paid to non-controlling interests	(17)	(1)
Net cash (used in)/from financing activities	(633)	186
(DECREASE)/INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(116)	47
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(14)	(36)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD (i)	2,096	895
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (i)	$1,966	$906

(i)

As a result of the acquired TRANZACT collateralized facility, cash, cash equivalents and restricted cash included $6 million and $7 million of restricted cash at March 31, 2021 and December 31, 2020, respectively, which is included within prepaid and other current assets on our condensed consolidated balance sheets. There was $8 million of restricted cash held at March 31, 2020 and December 31, 2019.

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON

Condensed Consolidated Statements of Changes in Equity

(In millions of U.S. dollars and number of shares in thousands)

(Unaudited)

	Shares outstanding	Additional paid-in capital	Retained earnings	Treasury shares	AOCL (i)	Total WTW shareholders’ equity	Non-controlling interests	Total equity
Balance as of December 31, 2019	128,690	$10,687	$1,792	$(3)	$(2,227)	$10,249	$120	$10,369
Net income	—	—	305	—	—	305	8	313
Dividends declared ($0.68 per share)	—	—	(88)	—	—	(88)	—	(88)
Dividends attributable to non-controlling interests	—	—	—	—	—	—	(1)	(1)
Other comprehensive loss	—	—	—	—	(219)	(219)	(1)	(220)
Issuance of shares under employee stock compensation plans	36	3	—	—	—	3	—	3
Share-based compensation and net settlements	—	9	—	—	—	9	—	9
Foreign currency translation	—	4	—	—	—	4	—	4
Balance as of March 31, 2020	128,726	$10,703	$2,009	$(3)	$(2,446)	$10,263	$126	$10,389

Balance as of December 31, 2020	128,965	$10,748	$2,434	$(3)	$(2,359)	$10,820	$112	$10,932
Net income	—	—	733	—	—	733	3	736
Dividends declared ($0.71 per share)	—	—	(92)	—	—	(92)	—	(92)
Dividends attributable to non-controlling interests	—	—	—	—	—	—	(17)	(17)
Other comprehensive gain	—	—	—	—	48	48	2	50
Issuance of shares under employee stock compensation plans	9	1	—	—	—	1	—	1
Share-based compensation and net settlements	—	12	—	—	—	12	—	12
Reduction of non-controlling interests (ii)	—	—	—	—	—	—	(52)	(52)
Foreign currency translation	—	4	—	—	—	4	—	4
Balance as of March 31, 2021	128,974	$10,765	$3,075	$(3)	$(2,311)	$11,526	$48	$11,574

_________

(i)	Accumulated other comprehensive loss, net of tax (‘AOCL’).
(ii)	Attributable to the divestiture of our less than wholly-owned Miller subsidiary.

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

The transaction was approved by the shareholders of both WTW and Aon during meetings of the respective shareholders held on August 26, 2020 and remains subject to other customary closing conditions, including required regulatory approvals. The antitrust regulatory review of the transaction remains ongoing. In addition, there are numerous other regulatory approvals and other closing conditions that need to be met. The parties expect the transaction to close by the end of the first half of 2021, subject to satisfaction of these conditions.

Note 2 — Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited quarterly condensed consolidated financial statements of Willis Towers Watson and our subsidiaries are presented in accordance with the rules and regulations of the SEC for quarterly reports on Form 10-Q and therefore do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial statements and results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements should be read together with the Company’s Annual Report on Form 10-K, filed with the SEC on February 23, 2021, and may be accessed via EDGAR on the SEC’s web site at www.sec.gov.

The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that can be expected for the entire year. The Company experiences seasonal fluctuations of its revenue. Revenue is typically higher during the Company’s first and fourth quarters due primarily to the timing of broking-related activities. The results reflect certain estimates and assumptions made by management, including those estimates used in calculating acquisition consideration and fair value of tangible and intangible assets and liabilities, professional liability claims, estimated bonuses, valuation of billed and unbilled receivables, and anticipated tax liabilities that affect the amounts reported in the condensed consolidated financial statements and related notes.

Risks and Uncertainties Related to the COVID-19 Pandemic

The COVID-19 pandemic has had an adverse impact on global commercial activity, including the global supply chain, and has contributed to significant volatility in the global financial markets including, among other effects, occasional declines in the equity markets, changes in interest rates and reduced liquidity on a global basis. With regard to the effects on our own business operations and those of our clients, suppliers and other third parties with whom we interact, the Company has regularly considered the impact of COVID-19 on our business, taking into account our business resilience and continuity plans, financial modeling and stress testing of liquidity and financial resources.

Generally, the COVID-19 pandemic did not have a material adverse impact on our overall financial results during 2020 or on our results for the first quarter of 2021; however, during 2020 and through the first quarter of 2021, the COVID-19 pandemic continues to negatively impact our revenue growth, primarily in our businesses that are discretionary in nature. We believe such level of impact will continue through much of 2021, at least until a sufficient portion of the populations in jurisdictions where we do business have been vaccinated and social-distancing orders are lessened or lifted.

As part of the significant estimates and assumptions that are inherent in our financial statements, we have considered the impact COVID-19 will have on our client behavior and the economic environment looking forward for the remainder of 2021 and throughout the geographies in which we operate. These estimates and assumptions include the collectability of billed and unbilled receivables, the estimation of revenue, and the fair value of our reporting units, tangible and intangible assets and contingent consideration. With regard to collectability of receivables, we believe we may continue to face atypical delays in client payments going forward. The demand for certain discretionary lines of business has decreased, and we believe that decrease may continue to impact our financial results in succeeding periods. Non-discretionary lines of business have also been, to some extent, adversely affected and may be adversely affected in the future. Further, reduced economic activity or disruption in insurance markets could reduce the demand for or the extent of insurance coverage. For example, we have seen instances where the reduced demand for air travel has reduced the extent of insurance coverage needed. Also, the increased frequency and severity of coverage disputes between our clients and (re)insurers arising out of the pandemic could increase our professional liability risk. We will continue to monitor the situation and assess any implications to our business and our stakeholders.

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

Recent Accounting Pronouncements

Adopted

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which clarifies and amends existing guidance, including removing certain exceptions to the general principles of accounting for income taxes. Some of the changes must be applied on a retrospective or modified retrospective basis while others must be applied on a prospective basis. The Company adopted this guidance as it became effective on January 1, 2021 without any impact to our condensed consolidated financial statements.

Note 3 — Divestitures

Miller Divestiture

On March 1, 2021, the Company completed the transaction to sell its U.K.-based, majority-owned wholesale subsidiary Miller for final total consideration of GBP 623 million ($818 million), which includes amounts paid to the minority shareholder. The $356 million net tax-exempt gain on the sale was included in Other income, net in the condensed consolidated statement of comprehensive income during the three months ended March 31, 2021. Prior to disposal, Miller was included within the Investment, Risk and Reinsurance segment.

Max Matthiessen Divestiture

In September 2020, the Company completed the transaction to sell its Swedish majority-owned subsidiary MM Holding AB (‘Max Matthiessen’) for total consideration of SEK 2.3 billion ($262 million) plus certain other adjustments, resulting in a tax-exempt gain on the sale of $86 million, which was included in Other income, net in the consolidated statement of comprehensive income during the year ended December 31, 2020. Of the total consideration, the Company financed a SEK 600 million ($68 million) note repayable by the purchaser. The note has no fixed term but is repayable subject to certain terms and conditions and bears an interest rate that could range from 5% to 10%, increasing the longer the note remains outstanding. This note receivable is included in Other non-current assets in the condensed consolidated balance sheet. Prior to disposal, Max Matthiessen was included within the Investment, Risk and Reinsurance segment.

Note 4 — Revenue

Disaggregation of Revenue

The Company reports revenue by segment in Note 5 — Segment Information. The following table presents revenue by service offering and segment, as well as a reconciliation to total revenue for the three months ended March 31, 2021 and 2020. Along with reimbursable expenses and other, total revenue by service offering represents our revenue from customer contracts.

	Three Months Ended March 31,
	HCB		CRB		IRR		BDA		Corporate (i)		Total
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Broking	$97	$83	$717	$648	$412	$433	$152	$98	$—	$—	$1,378	$1,262
Consulting	594	582	44	47	123	93	—	—	2	2	763	724
Outsourced administration	132	128	25	25	4	3	132	133	—	—	293	289
Other	49	47	4	1	65	83	—	—	1	1	119	132
Total revenue by service offering	872	840	790	721	604	612	284	231	3	3	2,553	2,407
Reimbursable expenses and other (i)	11	15	—	—	1	3	2	3	(5)	6	9	27
Total revenue from customer contracts	$883	$855	$790	$721	$605	$615	$286	$234	$(2)	$9	$2,562	$2,434
Interest and other income (ii)	3	10	20	18	1	3	3	—	1	1	28	32
Total revenue	$886	$865	$810	$739	$606	$618	$289	$234	$(1)	$10	$2,590	$2,466

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

Individual revenue streams aggregating to approximately 5% of total revenue from customer contracts for the three months ended March 31, 2021 and 2020 have been included within the Other line in the tables above.

The following table presents revenue by the geography where our work is performed for the three months ended March 31, 2021 and 2020. The reconciliation to total revenue on our condensed consolidated statement of comprehensive income and to segment revenue is shown in the table above.

	Three Months Ended March 31,
	HCB		CRB		IRR		BDA		Corporate		Total
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
North America	$468	$476	$247	$233	$186	$170	$282	$229	$2	$2	$1,185	$1,110
Great Britain	147	126	155	137	311	321	—	—	—	—	613	584
Western Europe	171	156	261	244	59	76	—	—	1	1	492	477
International	86	82	127	107	48	45	2	2	—	—	263	236
Total revenue by geography	$872	$840	$790	$721	$604	$612	$284	$231	$3	$3	$2,553	$2,407

Contract Balances

The Company reports accounts receivable, net on the condensed consolidated balance sheet, which includes billed and unbilled receivables and current contract assets. In addition to accounts receivable, net, the Company had the following non-current contract assets and deferred revenue balances at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Billed receivables, net of allowance for doubtful accounts of $44 million and $41 million	$1,727	$1,697
Unbilled receivables	508	445
Current contract assets	334	413
Accounts receivable, net	$2,569	$2,555
Non-current accounts receivable, net	$22	$34
Non-current contract assets	$380	$329
Deferred revenue	$620	$549

During the three months ended March 31, 2021, revenue of approximately $275 million was recognized that was reflected as deferred revenue at December 31, 2020.

During the three months ended March 31, 2021, the Company recognized revenue of approximately $23 million related to performance obligations satisfied in a prior period.

Performance Obligations

The Company has contracts for which performance obligations have not been satisfied as of March 31, 2021 or have been partially satisfied as of this date. The following table shows the expected timing for the satisfaction of the remaining performance obligations. This table does not include contract renewals or variable consideration, which was excluded from the transaction prices in accordance with the guidance on constraining estimates of variable consideration.

In addition, in accordance with ASC 606, Revenue From Contracts With Customers (‘ASC 606’), the Company has elected not to disclose the remaining performance obligations when one or both of the following circumstances apply:

•	Performance obligations which are part of a contract that has an original expected duration of less than one year, and
•	Performance obligations satisfied in accordance with ASC 606-10-55-18 (‘right to invoice’).

	Remainder of 2021	2022	2023 onward	Total
Revenue expected to be recognized on contracts as of March 31, 2021	$429	$426	$476	$1,331

Since most of the Company’s contracts are cancellable with less than one year’s notice, and have no substantive penalty for cancellation, the majority of the Company’s remaining performance obligations as of March 31, 2021 have been excluded from the table above.

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

The following table presents segment revenue and segment operating income for our reportable segments for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	HCB		CRB		IRR		BDA		Total
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Segment revenue	$875	$850	$810	$739	$605	$615	$287	$231	$2,577	$2,435

Segment operating income/(loss)	$220	$213	$162	$127	$290	$277	$7	$(11)	$679	$606

The following table presents a reconciliation of the information reported by segment to the Company’s condensed consolidated statement of comprehensive income amounts reported for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
Revenue:
Total segment revenue	$2,577	$2,435
Reimbursable expenses and other	13	31
Revenue	$2,590	$2,466

Total segment operating income	$679	$606
Amortization	(103)	(121)
Transaction and integration expenses (i)	(24)	(9)
Unallocated, net (ii)	(100)	(116)
Income from operations	452	360
Interest expense	(59)	(61)
Other income, net	439	92
Income from operations before income taxes	$832	$391

(i)	Includes mainly transaction costs related to the proposed Aon combination.
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

Note 6 — Income Taxes

Provision for income taxes for the three months ended March 31, 2021 was $96 million compared to $78 million for the three months ended March 31, 2020. The effective tax rate was 11.5% for the three months ended March 31, 2021 and 20.0% for the three months ended March 31, 2020. These effective tax rates are calculated using extended values from our condensed consolidated statements of comprehensive income and are therefore more precise tax rates than can be calculated from rounded values. The current quarter effective tax rate was lower primarily due to the tax-exempt disposal of our Miller business.

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

Note 7 — Goodwill and Other Intangible Assets

The components of goodwill are outlined below for the three months ended March 31, 2021:

	HCB	CRB	IRR	BDA	Total
Balance at December 31, 2020:
Goodwill, gross	$4,346	$2,378	$1,694	$3,278	$11,696
Accumulated impairment losses	(130)	(362)	—	—	(492)
Goodwill, net - December 31, 2020	4,216	2,016	1,694	3,278	11,204
Goodwill disposals	—	—	(188)	—	(188)
Foreign exchange	(17)	(16)	3	—	(30)
Balance at March 31, 2021:
Goodwill, gross	4,329	2,362	1,509	3,278	11,478
Accumulated impairment losses	(130)	(362)	—	—	(492)
Goodwill, net - March 31, 2021	$4,199	$2,000	$1,509	$3,278	$10,986

Other Intangible Assets

The following table reflects changes in the net carrying amounts of the components of finite-lived intangible assets for the three months ended March 31, 2021:

	Client relationships	Software	Trademark and trade name	Other	Total
Balance at December 31, 2020:
Intangible assets, gross	$4,065	$761	$1,054	$108	$5,988
Accumulated amortization	(2,031)	(659)	(220)	(35)	(2,945)
Intangible assets, net - December 31, 2020	2,034	102	834	73	3,043
Intangible asset disposals	(46)	—	(8)	—	(54)
Amortization	(69)	(19)	(11)	(4)	(103)
Foreign exchange	(10)	—	—	2	(8)
Balance at March 31, 2021:
Intangible assets, gross	3,865	759	1,040	110	5,774
Accumulated amortization	(1,956)	(676)	(225)	(39)	(2,896)
Intangible assets, net - March 31, 2021	$1,909	$83	$815	$71	$2,878

The weighted-average remaining life of amortizable intangible assets at March 31, 2021 was 13.4 years.

The table below reflects the future estimated amortization expense for amortizable intangible assets for the remainder of 2021 and for subsequent years:

Amortization
Remainder of 2021	$268
2022	308
2023	257
2024	224
2025	205
Thereafter	1,616
Total	$2,878

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

These derivatives were designated as hedging instruments and at March 31, 2021 and December 31, 2020 had total notional amounts of $249 million and $340 million, respectively, and had net fair value assets of $8 million and $5 million, respectively. As part of and prior to our disposal of Miller (see Note 3 – Divestitures), and prior to their contract expiration, we closed derivatives designated as hedging instruments with notional values of $27 million that were outstanding at December 31, 2020.

At March 31, 2021, the Company estimates, based on current exchange rates, there will be $6 million of net derivative gains on forward exchange rates reclassified from accumulated other comprehensive loss into earnings within the next twelve months as the forecast transactions affect earnings. At March 31, 2021, our longest outstanding maturity was 1.7 years.

The effects of the material derivative instruments that are designated as hedging instruments on the condensed consolidated statements of comprehensive income for the three months ended March 31, 2021 and 2020 are below. Amounts pertaining to the ineffective portion of hedging instruments and those excluded from effectiveness testing were immaterial for the three months ended March 31, 2021 and 2020.

Three Months Ended March 31,	Gain/(loss) recognized in OCI (effective element)
	2021	2020
Forward exchange contracts	$4	$(24)

Location of (loss)/gain reclassified from Accumulated OCL into income (effective element)	(Loss)/gain reclassified from Accumulated OCL into income (effective element)
	2021	2020
Revenue	$(2)	$—
Salaries and benefits	3	(2)
	$1	$(2)

We also enter into foreign currency transactions, primarily to hedge certain intercompany loans and other balance sheet exposures in currencies other than the functional currency of a given entity. These derivatives are not generally designated as hedging instruments and at both March 31, 2021 and December 31, 2020, we had notional amounts of $1.5 billion. At March 31, 2021 and December 31, 2020, we had a net fair value liability of $1 million and a net fair value asset of $15 million, respectively.

The effects of derivatives that have not been designated as hedging instruments on the condensed consolidated statements of comprehensive income for the three months ended March 31, 2021 and 2020 are as follows:

		Loss recognized in income
		Three Months Ended March 31,
Derivatives not designated as hedging instruments:	Location of loss recognized in income	2021	2020
Forward exchange contracts	Other income, net	$(16)	$(12)

Note 9 — Debt

Current debt consists of the following:

	March 31, 2021	December 31, 2020
Revolving $1.25 billion credit facility (i)	$—	$—
5.750% senior notes due 2021	—	500
3.500% senior notes due 2021	450	449
Current portion of collateralized facility	21	22
	$471	$971

Long-term debt consists of the following:

	March 31, 2021	December 31, 2020
Revolving $1.25 billion credit facility	$—	$—
Collateralized facility (ii)	27	33
2.125% senior notes due 2022 (iii)	633	659
4.625% senior notes due 2023	249	249
3.600% senior notes due 2024	647	647
4.400% senior notes due 2026	546	546
4.500% senior notes due 2028	596	596
2.950% senior notes due 2029	726	726
6.125% senior notes due 2043	271	271
5.050% senior notes due 2048	395	395
3.875% senior notes due 2049	542	542
	$4,632	$4,664

(i)	The $1.25 billion revolving credit facility expires on March 7, 2022.
(ii)	At March 31, 2021 and December 31, 2020, the Company had $92 million and $98 million, respectively, of renewal commissions receivables pledged as collateral for this facility.
(iii)	Notes issued in Euro (€540 million).

Payment of 5.750% Senior Notes due 2021

In March 2021, the $500 million 5.750% senior notes matured. The principal and interest were repaid by the Company using cash on-hand.

At March 31, 2021 and December 31, 2020, we were in compliance with all financial covenants.

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

The following tables present our assets and liabilities measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020:

		Fair Value Measurements on a Recurring Basis at March 31, 2021
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds / exchange traded funds	Prepaid and other current assets and other non-current assets	$9	$—	$—	$9
Derivatives:
Derivative financial instruments (i)	Prepaid and other current assets and other non-current assets	$—	$10	$—	$10
Liabilities:
Contingent consideration:
Contingent consideration (ii)	Other current liabilities and other non-current liabilities	$—	$—	$28	$28
Derivatives:
Derivative financial instruments (i)	Other current liabilities and other non-current liabilities	$—	$3	$—	$3

		Fair Value Measurements on a Recurring Basis at December 31, 2020
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds / exchange traded funds	Prepaid and other current assets and other non-current assets	$8	$—	$—	$8
Derivatives:
Derivative financial instruments (i)	Prepaid and other current assets and other non-current assets	$—	$27	$—	$27
Liabilities:
Contingent consideration:
Contingent consideration (ii)	Other current liabilities and other non-current liabilities	$—	$—	$45	$45
Derivatives:
Derivative financial instruments (i)	Other current liabilities and other non-current liabilities	$—	$7	$—	$7

(i)	See Note 8 — Derivative Financial Instruments for further information on our derivative investments.
(ii)

Probability weightings are based on our knowledge of the past and planned performance of the acquired entity to which the contingent consideration applies. The fair value weighted-average discount rates used on our material contingent consideration calculations were 10.92% and 9.46% at March 31, 2021 and December 31, 2020, respectively. The range of these discount rates was 3.53% - 13.00% at March 31, 2021. Using different probability weightings and discount rates could result in an increase or decrease of the contingent consideration payable.

The following table summarizes the change in fair value of the Level 3 liabilities:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	March 31, 2021
Balance at December 31, 2020	$45
Payments	(17)
Balance at March 31, 2021	$28

There were no significant transfers to or from Level 3 in the three months ended March 31, 2021.

Fair value information about financial instruments not measured at fair value

The following tables present our liabilities not measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Long-term note receivable	$67	$69	$71	$73
Liabilities:
Current debt	$471	$476	$971	$985
Long-term debt	$4,632	$5,141	$4,664	$5,488

The carrying values of our revolving credit facility and collateralized facility approximate their fair values. The fair values above, which exclude accrued interest, are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instruments. The fair values of our respective senior notes and long-term note receivable are considered Level 2 financial instruments as they are corroborated by observable market data.

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

Components of Net Periodic Benefit (Income)/Cost for Defined Benefit Pension and Post-retirement Welfare Plans

The following table sets forth the components of net periodic benefit (income)/cost for the Company’s defined benefit pension and PRW plans for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021				2020
	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW
Service cost	$20	$4	$6	$—	$18	$4	$5	$—
Interest cost	23	14	3	—	33	18	4	1
Expected return on plan assets	(77)	(43)	(9)	—	(73)	(62)	(8)	—
Settlement	1	—	—	—	—	—	—	—
Amortization of net loss	11	7	1	—	9	6	—	—
Amortization of prior service credit	—	(4)	—	(1)	—	(4)	—	(1)
Net periodic benefit (income)/cost	$(22)	$(22)	$1	$(1)	$(13)	$(38)	$1	$—

Employer Contributions to Defined Benefit Pension Plans

The Company made $60 million of contributions to its U.S. plans for the three months ended March 31, 2021 and does not anticipate making any additional contributions over the remainder of the fiscal year. The Company made contributions of $10 million to its U.K. plans for the three months ended March 31, 2021 and anticipates making additional contributions of $31 million for the remainder of the fiscal year. The Company made contributions of $16 million to its other plans for the three months ended March 31, 2021 and anticipates making additional contributions of $9 million for the remainder of the fiscal year.

Defined Contribution Plans

The Company made contributions to its defined contribution plans of $43 million during both the three months ended March 31, 2021 and 2020.

Note 12 — Leases

The following table presents lease costs recorded on our condensed consolidated statements of comprehensive income for the three months ended March 31, 2021 and 2020, respectively:

	Three Months Ended March 31,
	2021	2020
Finance lease cost:
Amortization of right-of-use assets	$—	$1
Interest on lease liabilities	1	1
Operating lease cost	46	47
Variable lease cost	13	10
Sublease income	(5)	(5)
Total lease cost, net	$55	$54

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

Errors and omissions claims, lawsuits, and other proceedings arising in the ordinary course of business are covered in part by professional indemnity or other appropriate insurance. The terms of this insurance vary by policy year. Regarding self-insured risks, the Company has established provisions which are believed to be adequate in light of current information and legal advice, or, in certain cases, where a range of loss exists, the Company accrues the minimum amount in the range if no amount within the range is a better estimate than any other amount. The Company adjusts such provisions from time to time according to developments. See Note 14 — Supplementary Information for Certain Balance Sheet Accounts for the amounts accrued at March 31, 2021 and December 31, 2020 in the condensed consolidated balance sheets.

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

Willis Towers Watson Merger-Related Securities Litigation

The Company was named as a defendant in two consolidated actions arising out of the 2016 ‘merger of equals’ between Towers Watson and Willis (the ‘Merger’), consisting of a consolidated shareholder class action pending in the United States District Court for the Eastern District of Virginia, captioned ‘In re Willis Towers Watson plc Proxy Litigation,’ Master File No. 1:17-cv-1338-AJT-JFA (the ‘Federal Action’), and a consolidated putative shareholder class action pending in the Delaware Court of Chancery, captioned ‘In re Towers Watson & Co. Stockholders Litigation,’ C.A. No. 2018-0132-KSJM (the ‘Delaware Action’). The complaints in these actions generally allege that the defendants omitted material information from the proxy disclosures relating to the Merger, including with respect to potential conflicts of interest, and, as a result, that Towers Watson’s stockholders approved the Merger based on inadequate information. Based on these allegations, among others, the complaint in the Federal Action asserts claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, and the complaint in the Delaware Action asserts claims under Delaware state law for breach of fiduciary duty and aiding and abetting breach of fiduciary duty.

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

On January 15, 2021, the parties to the Federal Action and the Delaware Action signed formal stipulations of settlement, which memorialized the terms of the agreement in principle, and which the plaintiffs in the Federal Action and the Delaware Action then filed with each of the respective courts. Also on January 15, 2021, the plaintiff in the Federal Action filed a motion to preliminarily approve the settlement. On January 21, 2021, the court in the Federal Action preliminarily approved the settlement, approved the form of notice to be disseminated to class members, and scheduled a final fairness hearing on the settlement for May 21, 2021. On January 25, 2021, the court in the Delaware Action approved the form of notice to be disseminated to class members and scheduled a final fairness hearing on the settlement for May 25, 2021. The settlement is contingent upon final approval by the courts in both the Federal Action and the Delaware Action. The Company made the $90 million aggregate settlement payment in escrow in February 2021, but it will not be distributed to class members unless and until the settlement is finally approved by the courts in both the Federal Action and the Delaware Action and not subject to any further appeal.

During 2020, the Company recognized $65 million of expense, net of $25 million of insurance and other recoveries. Additional insurance recoveries are possible.

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

Since 2017, we have become aware that other countries are conducting their own investigations of the same or similar alleged conduct relating to certain competition rules involving several of our broking firms in certain countries, including, without limitation, Brazil. In January 2019, the Brazil Conselho Administrativo de Defesa Economica (‘CADE’) launched an administrative proceeding to investigate alleged sharing of competitive and commercially sensitive information in the insurance and reinsurance brokerage industry for aviation and aerospace and related ancillary services. The CADE identified 11 entities under investigation, including Willis Group Limited, one of our U.K. subsidiaries. While the investigation is currently ongoing, we do not expect our liability, if any, to be material.

Note 14 — Supplementary Information for Certain Balance Sheet Accounts

Additional details of specific balance sheet accounts are detailed below.

Prepaid and other current assets consist of the following:

	March 31, 2021	December 31, 2020
Prepayments and accrued income	$138	$124
Deferred contract costs	74	108
Derivatives and investments	26	42
Deferred compensation plan assets	13	14
Retention incentives	7	3
Corporate income and other taxes	99	83
Insurance and other recovery receivables	2	25
Restricted cash	6	7
Acquired renewal commissions receivable	14	16
Other current assets	53	75
Total prepaid and other current assets	$432	$497

Deferred revenue and accrued expenses consist of the following:

	March 31, 2021	December 31, 2020
Accounts payable, accrued liabilities and deferred income	$913	$862
Accrued discretionary and incentive compensation	383	851
Litigation settlements	—	210
Accrued vacation	182	161
Other employee-related liabilities	48	77
Total deferred revenue and accrued expenses	$1,526	$2,161

Provision for liabilities consists of the following:

	March 31, 2021	December 31, 2020
Claims, lawsuits and other proceedings	$316	$325
Other provisions	74	82
Total provision for liabilities	$390	$407

Note 15 — Other Income, Net

Other income, net consists of the following:

	Three Months Ended March 31,
	2021	2020
Gain on disposal of operations	$359	$—
Net periodic pension and postretirement benefit credits	76	76
Interest in earnings of associates and other investments	2	2
Foreign exchange gain	2	12
Other	—	2
Other income, net	$439	$92

Note 16 — Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of non-controlling interests, and net of tax are provided in the following tables for the three months ended March 31, 2021 and 2020. These tables exclude amounts attributable to non-controlling interests, which are not material for further disclosure.

	Foreign currency translation (i)		Derivative instruments (i)		Defined pension and post-retirement benefit costs (ii)		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Balance at December 31, 2020 and 2019, respectively	$(400)	$(538)	$9	$13	$(1,968)	$(1,702)	$(2,359)	$(2,227)
Other comprehensive income/(loss) before reclassifications	(42)	(208)	7	(19)	1	(4)	(34)	(231)
Loss/(gain) reclassified from accumulated other comprehensive loss (net of income tax benefit of $6 and $0, respectively) (iii)	44	—	(1)	1	39	11	82	12
Net current-period other comprehensive income/(loss)	2	(208)	6	(18)	40	7	48	(219)
Balance at March 31, 2021 and 2020, respectively	$(398)	$(746)	$15	$(5)	$(1,928)	$(1,695)	$(2,311)	$(2,446)

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

(iii)

Includes reclassifications of $44 million and $31 million of foreign currency translation and defined pension and post-retirement benefit costs, respectively, attributable to the gain on disposal of our Miller business (see Note 3 — Divestitures). The net gain on disposal is included in Other income, net in the accompanying condensed consolidated statements of comprehensive income.

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

At March 31, 2021 and 2020, there were 0.1 million and 0.2 million time-based share options, and 0.5 million and 0.3 million restricted performance-based stock units outstanding, respectively. There were 0.3 million performance-based options at both March 31, 2021 and 2020. The Company’s restricted time-based stock units were immaterial at March 31, 2021 and 2020.

Basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2021	2020
Net income attributable to Willis Towers Watson	$733	$305

Basic average number of shares outstanding	130	130
Dilutive effect of potentially issuable shares	—	—
Diluted average number of shares outstanding	130	130

Basic earnings per share	$5.64	$2.36
Dilutive effect of potentially issuable shares	(0.01)	(0.02)
Diluted earnings per share	$5.63	$2.34

For the three months ended March 31, 2021, 0.2 million restricted stock units were not included in the computation of the dilutive effect of potentially issuable shares because their effect was anti-dilutive; there were no anti-dilutive restricted stock units for the three months ended March 31, 2020. There were no anti-dilutive options for the three months ended March 31, 2021 and 2020.

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

Within our insurance and brokerage business, due to the cyclical nature of the insurance market and the impact of other market conditions on insurance premiums, commission revenue may vary widely between accounting periods. A period of low or declining premium rates, generally known as a ‘soft’ or ‘softening’ market, generally leads to downward pressure on commission revenue and can have a material adverse impact on our revenue and operating margin. A ‘hard’ or ‘firming’ market, during which premium rates rise, generally has a favorable impact on our revenue and operating margin. Rates, however, vary by geography, industry and client segment. As a result, and due to the global and diverse nature of our business, we view rates in the aggregate. Overall, we are currently seeing a modest but definite improvement with pricing in the market.

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

From time to time, including but not limited to the period that has followed the announcement of the proposed Aon combination, we have lost (and may in the future continue to lose) colleagues who manage substantial client relationships or possess substantial experience or expertise; when we lose colleagues such as those, it often results in such colleagues competing against us. Further, the full impact of this competition may be delayed due to the timing of restrictive covenants or client renewals. This dynamic could materially and adversely affect our results of operations, with the adverse impact in future periods being more significant than in the current period.

See Part I, Item 1A ‘Risk Factors’ in our Annual Report on Form 10-K, filed with the SEC on February 23, 2021, for a discussion of risks that may affect our ability to compete.

Brexit

Following the occurrence of Brexit and the end of the formal transition period on December 31, 2020, a trade agreement has been established between the U.K. and E.U. As expected, the agreement largely addresses goods and not services, and the Company has therefore completed the establishment of appropriate arrangements for the continued servicing of client business in all relevant E.U. countries. It is anticipated that further negotiations will ensue between the U.K. and E.U. in order to address matters related to services, including financial services, though the outcome of such discussions and potential impact on the Company are not yet known. For a further discussion of the risks of Brexit to the Company, see Part I, Item 1A ‘Risk Factors’ in our Annual Report on Form 10-K, filed with the SEC on February 23, 2021.

On an annual basis for 2021, although we expect that approximately 20% of our revenue will be generated in the U.K., we expect that approximately 11% of revenue will be denominated in Pounds sterling, as much of the insurance business is transacted in U.S. dollars. We expect that approximately 19% of our expenses will be denominated in Pounds sterling. We have a Company hedging strategy for this aspect of our business, which is designed to mitigate significant fluctuations in currency.

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

The transaction was approved by the shareholders of both WTW and Aon during meetings of the respective shareholders held on August 26, 2020 and remains subject to other customary closing conditions, including required regulatory approvals. The antitrust regulatory review of the transaction remains ongoing. In addition, there are numerous other regulatory approvals and other closing conditions that need to be met. The parties expect the transaction to close by the end of the first half of 2021, subject to satisfaction of these conditions.

Please see the ‘Risk Factors’ section of our Annual Report on Form 10-K, filed with the SEC on February 23, 2021, for a discussion of risks relating to or arising from our pending business combination with Aon, such as, among others, risks relating to our ability to consummate the transaction, including on the terms of the business combination agreement, on the anticipated timeline, and/or with the required regulatory approvals, and risks relating to potential divestitures.

Risks and Uncertainties of the COVID-19 Pandemic

The COVID-19 pandemic has had an adverse impact on global commercial activity, including the global supply chain, and has contributed to significant volatility in the global financial markets including, among other effects, occasional declines in the equity markets, changes in interest rates and reduced liquidity on a global basis. With regard to the effects on our own business operations and those of our clients, suppliers and other third parties with whom we interact, the Company has regularly considered the impact of COVID-19 on our business, taking into account our business resilience and continuity plans, financial modeling and stress testing of liquidity and financial resources.

Generally, the COVID-19 pandemic did not have a material adverse impact on our overall financial results during 2020 or on our results for the first quarter of 2021; however, during 2020 and through the first quarter of 2021, the COVID-19 pandemic continues to negatively impact our revenue growth, primarily in our businesses that are discretionary in nature. We believe such level of impact will continue through much of 2021, at least until a sufficient portion of the populations in jurisdictions where we do business have been vaccinated, and social-distancing orders are lessened or lifted.

As part of the significant estimates and assumptions that are inherent in our financial statements, we have considered the impact COVID-19 will have on our client behavior and the economic environment looking forward for the remainder of 2021 and throughout the geographies in which we operate. These estimates and assumptions include the collectability of billed and unbilled receivables, the estimation of revenue, and the fair value of our reporting units, tangible and intangible assets and contingent consideration. With regard to collectability of receivables, we believe we may continue to face atypical delays in client payments going forward. The demand for certain discretionary lines of business has decreased, and we believe that decrease may continue to impact our financial results in succeeding periods. Non-discretionary lines of business have also been, to some extent, adversely affected and may be adversely affected in the future. Further, reduced economic activity or disruption in insurance markets could reduce the demand for or the extent of insurance coverage. For example, we have seen instances where the reduced demand for air travel has reduced the extent of insurance coverage needed. Also, the increased frequency and severity of coverage disputes between our clients and (re)insurers arising out of the pandemic could increase our professional liability risk. We will continue to monitor the situation and assess any implications to our business and our stakeholders.

The extent to which COVID-19 impacts our business and financial position will depend on future developments, which are difficult to predict. These future developments may include the severity and scope of the COVID-19 outbreak, which may unexpectedly change or worsen, and the types and duration of measures imposed by governmental authorities to contain the virus or address its impact. We continue to expect that the COVID-19 pandemic will negatively impact our revenue and operating results in fiscal 2021. We believe that these trends and uncertainties are similar to those faced by other comparable registrants as a result of the pandemic. See Part I, Item 1A ‘Risk Factors’ in our Annual Report on Form 10-K, filed with the SEC on February 23, 2021 for a discussion of actual and potential impacts of COVID-19 on our business, clients and operations.

Daily Operations - We continue to closely monitor the spread and impact of COVID-19 while adhering to government health directives, including the availability of vaccines. The Company continues to have its own restrictions on business travel, office access, meetings and events, but is actively developing its return-to-work plans with a focus on safe utilization based on appropriate social-distancing guidelines. We have thorough business continuity and incident management processes in place that have been activated, including split team operations and work-from-home protocols for essential workers which continue to be globally effective. We are communicating frequently with clients and critical vendors, while meeting our objectives via remote working capabilities, overseen and coordinated by our incident management response team. While no contingency plan can eliminate all risk of temporary service interruption, we regularly assess and update our plans to help mitigate reasonable risks to the extent possible.

Financial Statement Overview

The table below sets forth our summarized condensed consolidated statements of comprehensive income and data as a percentage of revenue for the periods indicated.

	Three Months Ended March 31,
	2021		2020
	($ in millions, except per share data)
Revenue	$2,590	100%	$2,466	100%
Costs of providing services
Salaries and benefits	1,523	59%	1,394	57%
Other operating expenses	417	16%	484	20%
Depreciation	71	3%	98	4%
Amortization	103	4%	121	5%
Transaction and integration expenses	24	1%	9	—%
Total costs of providing services	2,138		2,106
Income from operations	452	17%	360	15%
Interest expense	(59)	(2)%	(61)	(2)%
Other income, net	439	17%	92	4%
Provision for income taxes	(96)	(4)%	(78)	(3)%
Income attributable to non-controlling interests	(3)	—%	(8)	—%
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$733	28%	$305	12%
Diluted earnings per share	$5.63		$2.34

Consolidated Revenue

Revenue was $2.6 billion for the three months ended March 31, 2021, compared to $2.5 billion for the three months ended March 31, 2020, an increase of $124 million, or 5%, on an as-reported basis. Adjusting for the impacts of foreign currency and acquisitions and disposals, our organic revenue growth was 4% for the three months ended March 31, 2021. The increase in organic revenue was driven by strong performances in our BDA, CRB and IRR segments.

Our revenue can be materially impacted by changes in currency conversions, which can fluctuate significantly over the course of a calendar year. For the three months ended March 31, 2021, currency translation increased our consolidated revenue by $86 million. The primary currencies driving this change were the Euro and Pound sterling.

The following table details our top five markets based on the percentage of consolidated revenue (in U.S. dollars) from the countries where work was performed for the three months ended March 31, 2021. These figures do not represent the currency of the related revenue, which is presented in the next table.

Geographic Region	% of Revenue
United States	43%
United Kingdom	24%
France	7%
Germany	3%
Canada	3%

The table below details the percentage of our revenue and expenses by transactional currency for the three months ended March 31, 2021.

Transactional Currency	Revenue	Expenses (i)
U.S. dollars	53%	51%
Pounds sterling	12%	20%
Euro	21%	14%
Other currencies	14%	15%

(i)

These percentages exclude certain expenses for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. These items include amortization of intangible assets and transaction and integration expenses.

The following table sets forth the total revenue for the three months ended March 31, 2021 and 2020 and the components of the change in total revenue for the three months ended March 31, 2021, as compared to the prior year period:

				Components of Revenue Change (i)
			As		Constant
	Three Months Ended March 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2021	2020	Change	Impact	Change	Divestitures	Change
	($ in millions)
Revenue	$2,590	$2,466	5%	4%	1%	(2)%	4%

(i)	Components of revenue change may not add due to rounding.

Definitions of Constant Currency Change and Organic Change are included under the section entitled ‘Non-GAAP Financial Measures’ elsewhere within Item 2 of this Form 10-Q.

Segment Revenue

The segment descriptions below should be read in conjunction with the full descriptions of our businesses contained in Part I, Item 1 ‘Business’ within our Annual Report on Form 10-K, filed with the SEC on February 23, 2021.

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

Impact of the COVID-19 Pandemic on our Segments

The COVID-19 pandemic has had, and is projected to continue to have, an impact on certain of our service offerings. These impacts, which primarily affect our revenue, have been negative in some instances and positive in others and may in the future be material in either event. In addition, the potential negative impacts on our results may lag behind the developments to date related to the COVID-19 pandemic. We have thus far seen the impact of COVID-19 primarily on our business offerings that are discretionary in nature, such as consultative project work, which spans our segments, but primarily affected our HCB segment. However, most of the services we provide, including broking for various insurance products, compliance and valuation services, risk mitigation and outsourced administration for both pension and health and welfare plans, are considered non-discretionary to our clients and recurring in nature. We have seen that these non-discretionary businesses are the least impacted of our offerings and while we expect that trend to continue, our non-discretionary businesses may be adversely affected due to changing demands in the market.

We expect to continue to experience unpredictable volatility in demand around our discretionary services and solutions. Clients may defer or delay decision-making or planned work or seek to terminate existing agreements for these discretionary services and solutions.

We recognize that the broad, global nature of the COVID-19 crisis has impacted the liquidity of our clients generally and caused us to not meet our original growth estimates for last year. We continue to monitor the global outbreak of the COVID-19 pandemic and take steps to mitigate the risks to us posed by its spread by working with our clients, colleagues, suppliers and other stakeholders. Due to the global breadth of the COVID-19 spread and the range of governmental and community reactions thereto, there is on-going uncertainty around its duration, severity, ultimate impact and the timing of recovery. We will continue to monitor global developments in the rollout of vaccines and government rules and restrictions. We believe the pandemic will continue to cause an extended disruption on economic activity in 2021, and the impact on our consolidated results of operations, financial position and cash flows could be material. Meanwhile, although we cannot predict how long this situation will last, we continue to focus on maintaining a strong balance sheet, liquidity and financial flexibility.

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

The following table sets forth HCB revenue for the three months ended March 31, 2021 and 2020 and the components of the change in revenue for the three months ended March 31, 2021 from the three months ended March 31, 2020.

				Components of Revenue Change (i)
			As		Constant
	Three Months Ended March 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2021	2020	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$875	$850	3%	3%	—%	—%	—%

(i)	Components of revenue change may not add due to rounding.

HCB segment revenue for the three months ended March 31, 2021 and 2020 was $875 million and $850 million, respectively. On an organic basis, Retirement revenue was flat with growth in Great Britain driven by funding and Guaranteed Minimum Pension (‘GMP’) equalization work, offset by a decline in North America related to lower de-risking activity. Health and Benefits revenue was flat as continued expansion of our local portfolios and global benefits management appointments outside of North America was offset by a decline in North America due to prior-year book sales. Talent and Rewards revenue declined nominally with growth in our rewards offerings offset by lower project activity in our traditional survey and communications and change management offerings. Technology and Administrative Solutions revenue increased due to new project and client activity in Great Britain.

Corporate Risk and Broking (‘CRB’)

The CRB segment provides a broad range of risk advice, insurance broking and consulting services to our clients worldwide, ranging from small businesses to multinational corporations. The segment delivers integrated global solutions tailored to client needs and underpinned by data and analytics.

The following table sets forth CRB revenue for the three months ended March 31, 2021 and 2020 and the components of the change in revenue for the three months ended March 31, 2021 from the three months ended March 31, 2020.

				Components of Revenue Change (i)
			As		Constant
	Three Months Ended March 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2021	2020	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$810	$739	10%	4%	5%	—%	5%

(i)	Components of revenue change may not add due to rounding.

CRB segment revenue for the three months ended March 31, 2021 and 2020 was $810 million and $739 million, respectively. On an organic basis, International and Great Britain led the segment with new business generation primarily in natural resources and FINEX insurance lines. North America revenue also grew with strong renewals across all regions, again led by FINEX.  Revenue growth was partially offset by a decline in Western Europe, which primarily stemmed from challenges related to senior staff departures.

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

The following table sets forth IRR revenue for the three months ended March 31, 2021 and 2020 and the components of the change in revenue for the three months ended March 31, 2021 from the three months ended March 31, 2020. In September 2020, the Company sold its Max Matthiessen business, and the sale of Miller, its wholesale insurance broking subsidiary, was completed on March 1, 2021 (see Note 3 — Divestitures within Item 1 of this Quarterly Report on Form 10-Q for further information).

				Components of Revenue Change (i)
			As		Constant
	Three Months Ended March 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2021	2020	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$605	$615	(2)%	4%	(5)%	(9)%	4%

(i)	Components of revenue change may not add due to rounding.

IRR segment revenue for the three months ended March 31, 2021 and 2020 was $605 million and $615 million, respectively. On an organic basis, most lines of business contributed to the growth. Reinsurance growth was driven by new business wins and favorable renewal factors. An uptick in demand for advisory work led the revenue growth in both our Investment business and Insurance Consulting and Technology business, which was further aided by increased software sales. The growth was partially offset by a decline in Wholesale’s revenue as a result of headwinds across coverage lines coupled with a strategic shift in its operating model.

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

The following table sets forth BDA revenue for the three months ended March 31, 2021 and 2020 and the components of the change in revenue for the three months ended March 31, 2021 from the three months ended March 31, 2020.

				Components of Revenue Change (i)
			As		Constant
	Three Months Ended March 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2021	2020	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$287	$231	24%	—%	24%	1%	23%

(i)	Components of revenue change may not add due to rounding.

BDA segment revenue for the three months ended March 31, 2021 and 2020 was $287 million and $231 million, respectively. BDA’s organic revenue increase was led by Individual Marketplace, primarily by TRANZACT, which generated revenue of $148 million in the first quarter with strong growth in Medicare Advantage sales. Benefits Outsourcing revenue also increased, driven by its expanded client base.

Costs of Providing Services

Total costs of providing services were $2.1 billion for both the three months ended March 31, 2021 and 2020, an increase of $32 million, or 2%. See the following discussion for further details.

Salaries and benefits

Salaries and benefits for the three months ended March 31, 2021 were $1.5 billion, compared to $1.4 billion for the three months ended March 31, 2020, an increase of $129 million, or 9%. Share-based compensation expense increased because liability-classified awards are adjusted to fair value every quarter. The increase in fair value was driven by the higher stock price at March 31, 2021. The continuance of this trend depends on future stock market performance. Salaries and benefits, as a percentage of revenue, represented 59% and 57% for the three months ended March 31, 2021 and 2020, respectively.

Other operating expenses

Other operating expenses for the three months ended March 31, 2021 were $417 million, compared to $484 million for the three months ended March 31, 2020, a decrease of $67 million, or 14%. This improvement was primarily due to decreases in travel and entertainment costs, bad debt expense and professional fees for the current quarter as compared to the same period in the prior year.

Depreciation

Depreciation for the three months ended March 31, 2021 was $71 million, compared to $98 million for the three months ended March 31, 2020, a decrease of $27 million, or 28%. The year-over-year decrease was primarily due to the prior year acceleration of depreciation of $35 million related to the abandonment of an internally-developed software asset prior to being placed in service. This decrease was partially offset by a higher depreciable base of assets resulting from additional assets placed in service during 2020.

Amortization

Amortization for the three months ended March 31, 2021 was $103 million, compared to $121 million for the three months ended March 31, 2020, a decrease of $18 million, or 15%. Our intangible amortization is generally more heavily weighted to the initial years of the useful lives of the related intangibles, and therefore amortization related to intangible assets will continue to decrease over time.

Transaction and integration expenses

Transaction and integration expenses for the three months ended March 31, 2021 were $24 million, compared to $9 million for the three months ended March 31, 2020. The expenses for both periods consist of transaction costs, primarily legal fees, related to our proposed combination with Aon.

Income from Operations

Income from operations for the three months ended March 31, 2021 was $452 million, compared to $360 million for the three months ended March 31, 2020, an increase of $92 million. This increase resulted mostly from higher revenue, partially offset by higher incentive and stock-based compensation accruals in the current quarter.

Interest Expense

Interest expense for the three months ended March 31, 2021 was $59 million, compared to $61 million for the three months ended March 31, 2020, a decrease of $2 million, or 3%. This decrease was primarily the result of lower levels of indebtedness.

Other Income, Net

Other income, net for the three months ended March 31, 2021 was $439 million, compared to $92 million for the three months ended March 31, 2020, an increase of $347 million primarily resulting from the net gain on disposals of operations, mostly due to the disposal of our Miller business (see Note 3 – Divestitures in Part I, Item 1 ‘Financial Statements’ in this Form 10-Q).

Provision for Income Taxes

Provision for income taxes for the three months ended March 31, 2021 was $96 million, compared to $78 million for the three months ended March 31, 2020, an increase of $18 million. The effective tax rate was 11.5% for the three months ended March 31, 2021, and 20.0% for the three months ended March 31, 2020. These effective tax rates are calculated using extended values from our condensed consolidated statements of comprehensive income and are therefore more precise tax rates than can be calculated from rounded values. The current quarter effective tax rate was lower primarily due to the tax-exempt disposal of our Miller business.

Net Income Attributable to Willis Towers Watson

Net income attributable to Willis Towers Watson for the three months ended March 31, 2021 was $733 million, compared to $305 million for the three months ended March 31, 2020, an increase of $428 million, or 140%. This increase was primarily due to the gain on the sale of the Miller business along with higher revenue, partially offset by increased salary and benefits costs and higher tax expense.

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

Based on our current balance sheet and cash flows, current market conditions and information available to us at this time, we believe that Willis Towers Watson has access to sufficient liquidity, which includes all of the borrowing capacity available to draw against our $1.25 billion revolving credit facility, to meet our cash needs for the next twelve months, including investing in the business for growth, scheduled debt repayments and dividend payments. During the three months ended March 31, 2021, we made payments of $185 million (net of reimbursements) in respect of the settlement of obligations related to the Stanford and Willis Towers Watson merger-related securities litigations, and we repaid in full the $500 million of 5.750% senior notes which matured in the first quarter of 2021, along with related interest, using currently available cash.

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

Cash and Cash Equivalents

Our cash and cash equivalents at March 31, 2021 totaled $2.0 billion, compared to $2.1 billion at December 31, 2020. The decrease in cash from December 31, 2020 to March 31, 2021 was due to the payment in full of our $500 million of 5.750% senior notes, as well as our net legal settlement payments of $185 million (related to the Stanford and Willis Towers Watson merger settlements) and higher bonus payments and benefit-related items of $180 million made in the first quarter of 2021, partially offset by the net proceeds from the sale of our Miller business in the amount of $696 million.

Additionally, we had all of the borrowing capacity available to draw against our $1.25 billion revolving credit facility at both March 31, 2021 and December 31, 2020.

Included within cash and cash equivalents at March 31, 2021 and December 31, 2020 are amounts held for regulatory capital adequacy requirements, including $88 million at both balance sheet dates presented, held within our regulated U.K. entities.

Summarized Condensed Consolidated Cash Flows

The following table presents the summarized condensed consolidated cash flow information for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Net cash (used in)/from:
Operating activities	$(128)	$23
Investing activities	645	(162)
Financing activities	(633)	186
(DECREASE)/INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(116)	47
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(14)	(36)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD (i)	2,096	895
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (i)	$1,966	$906

(i)

As a result of the acquired TRANZACT collateralized facility, cash, cash equivalents and restricted cash included $6 million and $7 million of restricted cash at March 31, 2021 and December 31, 2020, respectively, which is included within prepaid and other current assets on our condensed consolidated balance sheets. There was $8 million of restricted cash held at March 31, 2020 and December 31, 2019.

Cash Flows (Used In)/From Operating Activities

Cash flows used in operating activities were $128 million for the three months ended March 31, 2021, compared to cash flows from operating activities of $23 million for the three months ended March 31, 2020. The $128 million of net cash used in operating activities for the three months ended March 31, 2021 included net income of $736 million and $171 million of non-cash net deduction adjustments, offset by unfavorable changes in operating assets and liabilities of $693 million. This increase in cash flows used in operations as compared to the prior year was primarily due to net legal settlement payments of $185 million as well as from increased bonus payments and pension contributions made during the three months ended March 31, 2021 as compared to March 31, 2020.

The $23 million of net cash from operating activities for the three months ended March 31, 2020 included net income of $313 million and $218 million of non-cash adjustments, partially offset by changes in operating assets and liabilities of $508 million.

Cash Flows From/(Used In) Investing Activities

Cash flows from investing activities for the three months ended March 31, 2021 were $645 million as compared to cash flows used in operations of $162 million for the three months ended March 31, 2020. The cash flows from investing activities for the three months ended March 31, 2021 primarily include the net proceeds from the sale of Miller of $696 million, partially offset by capital expenditures and capitalized software additions of $51 million. The cash flows used in investing activities in the prior year period were primarily driven by capital expenditures and capitalized software additions, and an acquisition during the first quarter of 2020.

Cash Flows (Used In)/From Financing Activities

Cash flows used in financing activities for the three months ended March 31, 2021 were $633 million. The significant financing activities included the full payment of our $500 million of 5.750% senior notes and dividend payments of $92 million.

Cash flows from financing activities for the three months ended March 31, 2020 were $186 million. The significant financing activities included net borrowings of $268 million, partially offset by dividend payments of $84 million.

Indebtedness

Total debt, total equity, and the capitalization ratios at March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020
	($ in millions)
Long-term debt	$4,632	$4,664
Current debt	471	971
Total debt	$5,103	$5,635

Total Willis Towers Watson shareholders’ equity	$11,526	$10,820

Capitalization ratio	30.7%	34.2%

The capitalization ratio decreased from December 31, 2020 due to the March 2021 repayment of our $500 million 5.750% senior notes (see Part I, Item 1 Note 9 — Debt for further information).

At March 31, 2021, our mandatory debt repayments over the next twelve months include $450 million outstanding on our 3.500% senior notes due 2021 and $21 million outstanding on our collateralized facility. In addition, our $1.25 billion revolving credit facility will expire on March 7, 2022.

At March 31, 2021 and December 31, 2020, we were in compliance with all financial covenants.

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

At March 31, 2021 and December 31, 2020, we had fiduciary funds of $3.9 billion and $4.3 billion, respectively.

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

During the three months ended March 31, 2021, the Company had no share repurchase activity. With regard to certain prohibitions under the transaction agreement in connection with our pending business combination with Aon, the board of directors does not expect to repurchase any shares during the remainder of 2021.

At March 31, 2021, approximately $500 million remained on the current repurchase authority. The maximum number of shares that could be repurchased based on the closing price of our ordinary shares on March 31, 2021 of $228.88 was 2,184,551.

Capital Commitments

Capital expenditures for fixed assets and software for internal use were $37 million during the three months ended March 31, 2021. The Company estimates that there will be additional such expenditures of approximately $163 million during the remainder of 2021. We currently expect cash from operations to adequately provide for these cash needs. There have been no material changes to our capital commitments since December 31, 2020.

Dividends

Total cash dividends of $92 million were paid during the three months ended March 31, 2021. In February 2021, the board of directors approved a quarterly cash dividend of $0.71 per share ($2.84 per share annualized rate), which was paid on April 15, 2021 to shareholders of record as of March 31, 2021.

Supplemental Guarantor Financial Information

As of March 31, 2021, Willis Towers Watson has issued the following debt securities (the ‘notes’):

a)

Willis North America Inc. (‘Willis North America’) has approximately $2.9 billion senior notes outstanding, of which $650 million were issued on May 16, 2017, $1.0 billion were issued on September 10, 2018, $1.0 billion were issued on September 10, 2019, and $275 million were issued on May 29, 2020; and

b)

Trinity Acquisition plc has approximately $2.1 billion senior notes outstanding, of which $525 million were issued on August 15, 2013, $1.0 billion were issued on March 22, 2016 and €540 million ($609 million) were issued on May 26, 2016, and a $1.25 billion revolving credit facility established on March 7, 2017, on which no balance is currently outstanding.

The following table presents a summary of the entities that issue each note and those wholly-owned subsidiaries of the Company that guarantee each respective note on a joint and several basis as of March 31, 2021. These subsidiaries are all consolidated by Willis Towers Watson plc (the ‘parent company’) and together with the parent company comprise the ‘Obligor group’.

Entity	Trinity Acquisition plc Notes	Willis North America Inc. Notes
Willis Towers Watson plc (i)	Guarantor	Guarantor
Trinity Acquisition plc	Issuer	Guarantor
Willis North America Inc.	Guarantor	Issuer
Willis Netherlands Holdings B.V.	Guarantor	Guarantor
Willis Investment UK Holdings Limited	Guarantor	Guarantor
TA I Limited	Guarantor	Guarantor
Willis Group Limited	Guarantor	Guarantor
Willis Towers Watson Sub Holdings Unlimited Company	Guarantor	Guarantor
Willis Towers Watson UK Holdings Limited	Guarantor	Guarantor

(i) The $500 million senior notes issued on March 17, 2011 by Willis Towers Watson plc, and related interest, were fully repaid on March 15, 2021.

The notes issued by Willis North America and Trinity Acquisition plc:

•	rank equally with all of the issuer’s existing and future unsubordinated and unsecured debt;
•	rank equally with the issuer’s guarantee of all of the existing senior debt of the Company and the other guarantors, including any debt under the Revolving Credit Facility;
•	are senior in right of payment to all of the issuer’s future subordinated debt; and
•	are effectively subordinated to all of the issuer’s secured debt to the extent of the value of the assets securing such debt.

All other subsidiaries of the parent company are non-guarantor subsidiaries (‘the non-guarantor subsidiaries’).

Each member of the Obligor group has only a stockholder’s claim on the assets of the non-guarantor subsidiaries. This stockholder’s claim is junior to the claims that creditors have against those non-guarantor subsidiaries. Holders of the notes will only be creditors of the Obligor group and not creditors of the non-guarantor subsidiaries. As a result, all of the existing and future liabilities of the non-guarantor subsidiaries, including any claims of trade creditors and preferred stockholders, will be structurally senior to the notes. As of and for the periods ended March 31, 2021 and December 31, 2020, the non-guarantor subsidiaries represented substantially all of the total assets and accounted for substantially all of the total revenue of the Company prior to consolidating adjustments. The non-guarantor subsidiaries have other liabilities, including contingent liabilities that may be significant. Each indenture does not contain any limitations on the amount of additional debt that the Obligor group and the non-guarantor subsidiaries may incur. The amounts of this debt could be substantial, and this debt may be debt of the non-guarantor subsidiaries, in which case this debt would be effectively senior in right of payment to the notes.

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

Intercompany balances and transactions between members of the Obligor group have been eliminated. All intercompany balances and transactions between the Obligor group and the non-guarantor subsidiaries have been presented in the disclosures below on a net presentation basis, rather than a gross basis, as this better reflects the nature of the intercompany positions and presents the funding or funded position that is to be received or owed.  The intercompany balances and transactions between the Obligor group and non-guarantor subsidiaries, presented below, relate to a number of items including loan funding for acquisitions and other purposes, transfers of surplus cash between subsidiary companies, funding provided for working capital purposes, settlement of expense accounts, transactions related to share-based payment arrangements and share issuances, intercompany royalty arrangements, intercompany dividends and intercompany interest. At March 31, 2021 and December 31, 2020, the intercompany balances of the Obligor group with non-guarantor subsidiaries were net receivables of $500 million at both balance sheet dates presented and net payables of $8.0 billion and $7.6 billion, respectively.

No balances or transactions of non-guarantor subsidiaries are presented in the disclosures other than the intercompany items noted above.

Presented below is certain summarized financial information for the Obligor group.

`	As of March 31, 2021	As of December 31, 2020
	(in millions)
Total current assets	$163	$161
Total non-current assets	679	671
Total current liabilities	6,133	5,116
Total non-current liabilities	7,158	8,434

Three months ended March 31, 2021
(in millions)
Revenue	$68
Loss from operations	(8)
Income from operations before income taxes (i)	152
Net income	184
Net income attributable to Willis Towers Watson	184

(i) Includes intercompany expense, net of the Obligor group from non-guarantor subsidiaries of $22 million for the three months ended March 31, 2021.

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

The Company believes that these measures are relevant and provide pertinent information widely used by analysts, investors and other interested parties in our industry to provide a baseline for evaluating and comparing our operating performance, and in the case of free cash flow, our liquidity results.

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

•

Tax effect of the Coronavirus Aid, Relief, and Economic Security (‘CARES’) Act - Relates to the incremental tax expense impact, primarily from the Base Erosion and Anti-Abuse Tax (‘BEAT’), generated from electing certain income tax provisions of the CARES Act.

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

A reconciliation of the reported changes to the constant currency and organic changes for the three months ended March 31, 2021 from the three months ended March 31, 2020 is as follows:

				Components of Revenue Change (i)
			As		Constant
	Three Months Ended March 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2021	2020	Change	Impact	Change	Divestitures	Change
	($ in millions)
Revenue	$2,590	$2,466	5%	4%	1%	(2)%	4%

(i)	Components of revenue change may not add due to rounding.

Adjusting for the impacts of foreign currency and acquisitions and disposals in the calculation of our organic activity, our revenue grew by 4% for the three months ended March 31, 2021. This organic increase in revenue was driven by strong performances in our BDA, CRB and IRR segments.

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

Reconciliations of income from operations to adjusted operating income for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Income from operations	$452	$360
Adjusted for certain items:
Abandonment of long-lived asset	—	35
Amortization	103	121
Transaction and integration expenses	24	9
Adjusted operating income	$579	$525

Income from operations margin	17.5%	14.6%
Adjusted operating income margin	22.4%	21.3%

Adjusted operating income increased for the three months ended March 31, 2021 to $579 million, from $525 million for the three months ended March 31, 2020. This increase resulted mostly from higher revenue, partially offset by higher incentive and stock-based compensation accruals in the current quarter.

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

Reconciliations of net income to adjusted EBITDA for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
	2021	2020
	(in millions)
NET INCOME	$736	$313
Provision for income taxes	96	78
Interest expense	59	61
Depreciation (i)	71	98
Amortization	103	121
Transaction and integration expenses	24	9
Gain on disposal of operations	(359)	—
Adjusted EBITDA	$730	$680

Net income margin	28.4%	12.7%
Adjusted EBITDA margin	28.2%	27.6%

(i)	Includes abandonment of long-lived asset of $35 million for the three months ended March 31, 2020.

Adjusted EBITDA for the three months ended March 31, 2021 was $730 million, compared to $680 million for the three months ended March 31, 2020. This increase was primarily due to higher revenue, partially offset by increased salary and benefits costs.

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

Reconciliations of net income attributable to Willis Towers Watson to adjusted diluted earnings per share for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
	2021	2020
	($ in millions)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$733	$305
Adjusted for certain items:
Abandonment of long-lived asset	—	35
Amortization	103	121
Transaction and integration expenses	24	9
Gain on disposal of operations	(359)	—
Tax effect on certain items listed above (i)	(27)	(35)
Adjusted net income	$474	$435

Weighted-average shares of common stock — diluted	130	130

Diluted earnings per share	$5.63	$2.34
Adjusted for certain items (ii) :
Abandonment of long-lived asset	—	0.27
Amortization	0.79	0.93
Transaction and integration expenses	0.18	0.07
Gain on disposal of operations	(2.76)	—
Tax effect on certain items listed above (i)	(0.21)	(0.27)
Adjusted diluted earnings per share	$3.64	$3.34

(i)	The tax effect was calculated using an effective tax rate for each item.
(ii)	Per share values and totals may differ due to rounding.

Our adjusted diluted earnings per share increased for the three months ended March 31, 2021 as compared to the prior year primarily due to higher revenue, partially offset by increased salary and benefits costs.

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

Reconciliations of income from operations before income taxes to adjusted income before taxes and provision for income taxes to adjusted income taxes for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
	2021	2020
	($ in millions)
INCOME FROM OPERATIONS BEFORE INCOME TAXES	$832	$391
Adjusted for certain items:
Abandonment of long-lived asset	—	35
Amortization	103	121
Transaction and integration expenses	24	9
Gain on disposal of operations	(359)	—
Adjusted income before taxes	$600	$556

Provision for income taxes	$96	$78
Tax effect on certain items listed above (i)	27	35
Adjusted income taxes	$123	$113

U.S. GAAP tax rate	11.5%	20.0%
Adjusted income tax rate	20.5%	20.4%

(i)	The tax effect was calculated using an effective tax rate for each item.

Our U.S. GAAP tax rates were 11.5% and 20.0% for the three months ended March 31, 2021 and 2020, respectively. The current quarter effective tax rate was lower primarily due to the tax-exempt disposal of our Miller business.

Our adjusted income tax rates were 20.5% and 20.4% for the three months ended March 31, 2021 and 2020, respectively.

Free Cash Flow

Free cash flow is defined as cash flows from operating activities less cash used to purchase fixed assets and software for internal use. Free cash flow is a liquidity measure and is not meant to represent residual cash flow available for discretionary expenditures.

Management believes that free cash flow presents the core operating performance and cash generating capabilities of our business operations.

Reconciliations of cash flows (used in)/from operating activities to free cash flow for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Cash flows (used in)/from operating activities	$(128)	$23
Less: Additions to fixed assets and software for internal use	(37)	(66)
Free cash flow	$(165)	$(43)

The unfavorable movement in free cash flows in the first quarter of 2021 was due to our net legal settlement payments of $185 million (related to the Stanford and Willis Towers Watson merger settlements) and higher bonus payments and benefit-related items of $180 million.

Critical Accounting Policies and Estimates

There were no material changes from the Critical Accounting Policies and Estimates disclosed in our 2020 Annual Report on Form 10-K, filed with the SEC on February 23, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have considered changes in our exposure to market risks during the three months ended March 31, 2021 and have determined that there have been no material changes to our exposure to market risks from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 23, 2021. However, we have provided the following information to supplement or update our disclosures on our Form 10-K.

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

Subsequently, on March 5, 2021, ICE Benchmark Administration (‘IBA’) stated that as a result of its not having access to input data necessary to calculate LIBOR settings on a representative basis beyond the intended cessation dates as set forth below, it would have to cease publication of all 35 LIBOR settings immediately after December 31, 2021 for all GBP-, EUR-, CHF- and JPY-LIBOR settings as well as 1-week and 2-month USD-LIBOR settings. Effective after June 30, 2023, IBA will cease publishing overnight and 1-, 3-, 6- and 12-month USD-LIBOR settings.

As of March 31, 2021, the Company’s primary exposure is its $1.25 billion revolving credit facility expiring in 2022 and its collateralized facility, which are both priced using rates tied to LIBOR. We anticipate renegotiating the revolving credit facility prior to the potential LIBOR quotation termination date and will renegotiate, or repay, the collateralized facility prior to the end of 2021. In addition, the Company and its subsidiaries have entered into various intercompany notes indexed to LIBOR. The Company, in preparation for a December 31, 2021 deadline, expects to amend, replace, or terminate the LIBOR-based intercompany notes as necessary to reflect new market benchmarks for the relevant loan currencies.

We are currently evaluating the LIBOR-related risks that may be inherent in our Treasury workstation software and elsewhere in our business and are monitoring further proposals and guidance from the ARRC and other alternative-rate initiatives. While it is currently uncertain whether SOFR or another reference rate will be selected as the alternative to LIBOR, or whether other reforms will be enacted in response to the planned transition, we will make the appropriate changes when necessary.

Interest Income on Fiduciary Funds

As described in our Form 10-K, we are exposed to interest rate risk. Specifically, as a result of our operating activities, we receive cash for premiums and claims which we deposit in short-term investments denominated in U.S. dollars and other currencies. We earn interest on these funds, which is included in our condensed consolidated financial statements as interest income. These funds are regulated in terms of access and the instruments in which they may be invested, most of which are short-term in maturity. At March 31, 2021, we held $2.2 billion of fiduciary funds invested in interest-bearing accounts. If short-term interest rates increased or decreased by 25 basis points, interest earned on these invested fiduciary funds, and therefore our interest income recognized, would increase or decrease by approximately $6 million on an annualized basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2021, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (‘CEO’) and the Chief Financial Officer (‘CFO’), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined by Exchange Act Rule 13a-15(e). Based upon that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures are effective in ensuring that the information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the CEO and the CFO, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Although most of our employees who are involved in our financial reporting processes and controls are working remotely due to the

COVID-19 pandemic, we have not experienced any specific impact to our internal controls over financial reporting. We are regularly monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1 regarding our legal proceedings is incorporated by reference herein from Part I, Item 1 Note 13 — Commitments and Contingencies - Legal Proceedings of the notes to the condensed consolidated financial statements in this Form 10-Q for the quarter ended March 31, 2021.

ITEM 1A. RISK FACTORS

There are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K, filed with the SEC on February 23, 2021. We urge you to read the risk factors contained therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2021, no shares were issued by the Company without registration under the Securities Act of 1933, as amended.

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

During the three months ended March 31, 2021, there was no share repurchase activity. With regard to certain prohibitions under the transaction agreement in connection with our pending business combination with Aon, the board of directors does not expect to repurchase any shares during the remainder of 2021.

At March 31, 2021 the maximum number of shares that may yet be purchased under the existing stock repurchase plan is 2,184,551, with approximately $500 million remaining on the current open-ended repurchase authority granted by the board. An estimate of the maximum number of shares under the existing authorities was determined using the closing price of our ordinary shares on March 31, 2021 of $228.88.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Form of Retention Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on February 5, 2021). †
22.1	List of Issuers and Guarantor Subsidiaries.*
31.1	Certification of the Registrant’s Chief Executive Officer, John J. Haley, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*
31.2	Certification of the Registrant’s Chief Financial Officer, Michael J. Burwell, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*
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

Willis Towers Watson Public Limited Company
(Registrant)

/s/ John J. Haley		April 29, 2021
Name:	John J. Haley	Date
Title:	Chief Executive Officer

/s/ Michael J. Burwell		April 29, 2021
Name:	Michael J. Burwell	Date
Title:	Chief Financial Officer

/s/ Susan D. Davies		April 29, 2021
Name:	Susan D. Davies	Date
Title:	Principal Accounting Officer and Controller