Form 10-Q
period 2021-06-30
WILLIS TOWERS WATSON PLC
filed 2021-08-04
CIK 1140536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 29, 2021, there were outstanding 129,041,742 ordinary shares, nominal value $0.000304635 per share, of the registrant.

WILLIS TOWERS WATSON

INDEX TO FORM 10-Q

For the Three and Six Months Ended June 30, 2021

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

Disclaimer Regarding Forward-looking Statements

We have included in this document ‘forward-looking statements’ within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, that address activities, events or developments that we expect or anticipate may occur in the future, including such things as our outlook, the impact of the COVID-19 pandemic on our business, impact of the termination of the business combination with Aon plc and the divestitures contemplated in connection therewith, future capital expenditures, ongoing working capital efforts, future share repurchases, financial results (including our revenue), the impact of changes to tax laws on our financial results, existing and evolving business strategies and acquisitions and dispositions, demand for our services and competitive strengths, goals, the benefits of new initiatives, growth of our business and operations, our ability to successfully manage ongoing organizational and technology changes, including investments in improving systems and processes, and plans and references to future successes, including our future financial and operating results, plans, objectives, expectations and intentions are forward-looking statements. Also, when we use words such as ‘may,’ ‘will,’ ‘would,’ ‘anticipate,’ ‘believe,’ ‘estimate,’ ‘expect,’ ‘intend,’ ‘plan,’ ‘probably,’ or similar expressions, we are making forward-looking statements. Such statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. All forward-looking disclosure is speculative by its nature.

There are important risks, uncertainties, events and factors that could cause our actual results or performance to differ materially from those in the forward-looking statements contained in this document, including the following:

•	our ability to successfully establish, execute and achieve our global business strategy as it evolves;
•	changes in demand for our services, including any decline in consulting services, defined benefit pension plans or the purchasing of insurance;
•	the risks related to changes in general economic, business and political conditions, including changes in the financial markets and inflation;
•

the risks relating to the adverse impact of the ongoing COVID-19 pandemic on the demand for our products and services, our cash flows and our business operations, including increased demand on our information technology resources and systems and related risks of cybersecurity breaches or incidents;

•

the risks relating to or arising from the termination of the business combination with Aon plc announced in March 2020 and the divestitures contemplated in connection therewith, including, among others, risks relating to the impact of such terminations on relationships, including with suppliers, customers, employees and regulators, risks relating to litigation in connection with the business combination and the impact of the costs of the business combination that will be borne by us, despite the business combination being terminated and the receipt of the termination fee;

•	significant competition that we face and the potential for loss of market share and/or profitability;
•	the impact of seasonality and differences in timing of renewals;
•	the failure to protect client data or breaches of information systems or insufficient safeguards against cybersecurity breaches or incidents;
•	the risk of increased liability or new legal claims arising from our new and existing products and services, and expectations, intentions and outcomes relating to outstanding litigation;
•	the risk of substantial negative outcomes on existing litigation or investigation matters;
•	changes in the regulatory environment in which we operate, including, among other risks, the impacts of pending competition law and regulatory investigations;
•	various claims, government inquiries or investigations or the potential for regulatory action;
•	our ability to make divestitures or acquisitions and our ability to integrate or manage such acquired businesses;
•	our ability to successfully hedge against fluctuations in foreign currency rates;
•	our ability to integrate direct-to-consumer sales and marketing solutions with our existing offerings and solutions;
•	our ability to comply with complex and evolving regulations related to data privacy and cyber security;
•	our ability to successfully manage ongoing organizational changes, including investments in improving systems and processes;
•	disasters or business continuity problems;
•	the impact of Brexit;

•	our ability to successfully enhance our billing, collection and other working capital efforts, and thereby increase our free cash flow;
•	the potential impact of the anticipated replacement of the London Interbank Offered Rate (‘LIBOR’);
•	our ability to properly identify and manage conflicts of interest;
•	reputational damage, including from association with third parties;
•	reliance on third-party services;
•	the loss of key employees or a large number of employees;
•	doing business internationally, including the impact of exchange rates;
•	compliance with extensive government regulation;
•	the risk of sanctions imposed by governments, or changes to associated sanction regulations;
•	our ability to effectively apply technology, data and analytics changes for internal operations, maintaining industry standards and meeting client preferences;
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
•

the impact of recent or potential changes to U.S. or foreign tax laws, including on our effective tax rate, and the enactment of additional, or the revision of existing, state, federal, and/or foreign regulatory and tax laws and regulations and any policy changes from the new Presidential administration and legislative actions from the current U.S. Congress;

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

WILLIS TOWERS WATSON

Condensed Consolidated Statements of Comprehensive Income

(In millions of U.S. dollars, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$2,286	$2,113	$4,876	$4,579
Costs of providing services
Salaries and benefits	1,407	1,363	2,930	2,757
Other operating expenses	398	387	815	871
Depreciation	72	67	143	165
Amortization	98	119	201	240
Transaction and integration expenses	51	14	75	23
Total costs of providing services	2,026	1,950	4,164	4,056
Income from operations	260	163	712	523
Interest expense	(52)	(62)	(111)	(123)
Other income, net	74	76	513	168
INCOME FROM OPERATIONS BEFORE INCOME TAXES	282	177	1,114	568
Provision for income taxes	(96)	(75)	(192)	(153)
NET INCOME	186	102	922	415
Income attributable to non-controlling interests	(2)	(8)	(5)	(16)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$184	$94	$917	$399
EARNINGS PER SHARE
Basic earnings per share	$1.42	$0.73	$7.06	$3.08
Diluted earnings per share	$1.41	$0.72	$7.04	$3.07

x
Comprehensive income before non-controlling interests	$219	$158	$1,005	$251
Comprehensive income attributable to non-controlling interests	(2)	(8)	(7)	(15)
Comprehensive income attributable to Willis Towers Watson	$217	$150	$998	$236

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON

Condensed Consolidated Balance Sheets

(In millions of U.S. dollars, except share data)

(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$2,217	$2,089
Fiduciary assets	15,379	15,160
Accounts receivable, net	2,507	2,555
Prepaid and other current assets	465	497
Total current assets	20,568	20,301
Fixed assets, net	927	1,014
Goodwill	10,995	11,204
Other intangible assets, net	2,786	3,043
Right-of-use assets	830	902
Pension benefits assets	1,026	971
Other non-current assets	1,135	1,096
Total non-current assets	17,699	18,230
TOTAL ASSETS	$38,267	$38,531
LIABILITIES AND EQUITY
Fiduciary liabilities	$15,379	$15,160
Deferred revenue and accrued expenses	1,782	2,161
Current debt	1,110	971
Current lease liabilities	152	152
Other current liabilities	751	888
Total current liabilities	19,174	19,332
Long-term debt	3,995	4,664
Liability for pension benefits	1,238	1,405
Deferred tax liabilities	628	561
Provision for liabilities	399	407
Long-term lease liabilities	838	918
Other non-current liabilities	280	312
Total non-current liabilities	7,378	8,267
TOTAL LIABILITIES	26,552	27,599
COMMITMENTS AND CONTINGENCIES
EQUITY (i)
Additional paid-in capital	10,785	10,748
Retained earnings	3,166	2,434
Accumulated other comprehensive loss, net of tax	(2,278)	(2,359)
Treasury shares, at cost, 17,519 shares in 2021 and 2020	(3)	(3)
Total Willis Towers Watson shareholders’ equity	11,670	10,820
Non-controlling interests	45	112
Total equity	11,715	10,932
TOTAL LIABILITIES AND EQUITY	$38,267	$38,531

(i)

Equity includes (a) Ordinary shares $0.000304635 nominal value; Authorized 1,510,003,775; Issued 128,987,616 (2021) and 128,964,579 (2020); Outstanding 128,987,616 (2021) and 128,964,579 (2020) and (b) Preference shares, $0.000115 nominal value; Authorized 1,000,000,000 and Issued none in 2021 and 2020.

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON

Condensed Consolidated Statements of Cash Flows

(In millions of U.S. dollars)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$922	$415
Adjustments to reconcile net income to total net cash from operating activities:
Depreciation	143	165
Amortization	201	240
Non-cash lease expense	73	74
Net periodic benefit of defined benefit pension plans	(81)	(92)
Provision for doubtful receivables from clients	8	28
Provision for deferred income taxes	56	40
Share-based compensation	52	28
Net (gain)/loss on disposal of operations	(357)	2
Non-cash foreign exchange gain	(4)	(12)
Other, net	(12)	1
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable	(39)	128
Fiduciary assets	(1,198)	(3,200)
Fiduciary liabilities	1,198	3,200
Other assets	(91)	82
Other liabilities	(506)	(417)
Provisions	1	3
Net cash from operating activities	366	685
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	(79)	(135)
Capitalized software costs	(27)	(33)
Acquisitions of operations, net of cash acquired	—	(66)
Net proceeds from sale of operations	696	2
Other, net	—	(17)
Net cash from/(used in) investing activities	590	(249)
CASH FLOWS USED IN FINANCING ACTIVITIES
Senior notes issued	—	282
Debt issuance costs	—	(2)
Repayments of debt	(515)	(311)
Proceeds from issuance of shares	2	5
Payments of deferred and contingent consideration related to acquisitions	(17)	—
Cash paid for employee taxes on withholding shares	(1)	(1)
Dividends paid	(269)	(171)
Acquisitions of and dividends paid to non-controlling interests	(21)	(14)
Other, net	—	(3)
Net cash used in financing activities	(821)	(215)
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	135	221
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10)	(22)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD (i)	2,096	895
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (i)	$2,221	$1,094

(i)

As a result of the acquired TRANZACT collateralized facility, cash, cash equivalents and restricted cash included $4 million and $7 million of restricted cash at June 30, 2021 and December 31, 2020, respectively, which is included within prepaid and other current assets on our condensed consolidated balance sheets. There was $7 million and $8 million of restricted cash held at June 30, 2020 and December 31, 2019, respectively.

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON

Condensed Consolidated Statements of Changes in Equity

(In millions of U.S. dollars and number of shares in thousands)

(Unaudited)

	Six Months Ended June 30, 2021
	Shares outstanding	Additional paid-in capital	Retained earnings	Treasury shares	AOCL (i)	Total WTW shareholders’ equity	Non-controlling interests	Total equity
Balance as of December 31, 2020	128,965	$10,748	$2,434	$(3)	$(2,359)	$10,820	$112	$10,932
Net income	—	—	733	—	—	733	3	736
Dividends declared ($0.71 per share)	—	—	(92)	—	—	(92)	—	(92)
Dividends attributable to non-controlling interests	—	—	—	—	—	—	(17)	(17)
Other comprehensive income	—	—	—	—	48	48	2	50
Issuance of shares under employee stock compensation plans	9	1	—	—	—	1	—	1
Share-based compensation and net settlements	—	12	—	—	—	12	—	12
Reduction of non-controlling interests (ii)	—	—	—	—	—	—	(52)	(52)
Foreign currency translation	—	4	—	—	—	4	—	4
Balance as of March 31, 2021	128,974	$10,765	$3,075	$(3)	$(2,311)	$11,526	$48	$11,574
Net income	—	—	184	—	—	184	2	186
Dividends declared ($0.71 per share)	—	—	(93)	—	—	(93)	—	(93)
Dividends attributable to non-controlling interests	—	—	—	—	—	—	(4)	(4)
Other comprehensive income	—	—	—	—	33	33	—	33
Issuance of shares under employee stock compensation plans	14	1	—	—	—	1	—	1
Share-based compensation and net settlements	—	20	—	—	—	20	—	20
Reduction of non-controlling interests (ii)	—	—	—	—	—	—	(1)	(1)
Foreign currency translation	—	(1)	—	—	—	(1)	—	(1)
Balance as of June 30, 2021	128,988	$10,785	$3,166	$(3)	$(2,278)	$11,670	$45	$11,715

_________

(i)	Accumulated other comprehensive loss, net of tax (‘AOCL’).
(ii)	Attributable to the divestiture of our less than wholly-owned Miller subsidiary.

WILLIS TOWERS WATSON

Condensed Consolidated Statements of Changes in Equity – (continued)

(In millions of U.S. dollars and number of shares in thousands)

(Unaudited)

	Six Months Ended June 30, 2020
	Shares outstanding	Additional paid-in capital	Retained earnings	Treasury shares	AOCL (i)	Total WTW shareholders’ equity	Non-controlling interests	Total equity
Balance as of December 31, 2019	128,690	$10,687	$1,792	$(3)	$(2,227)	$10,249	$120	$10,369
Net income	—	—	305	—	—	305	8	313
Dividends declared ($0.68 per share)	—	—	(88)	—	—	(88)	—	(88)
Dividends attributable to non-controlling interests	—	—	—	—	—	—	(1)	(1)
Other comprehensive loss	—	—	—	—	(219)	(219)	(1)	(220)
Issuance of shares under employee stock compensation plans	36	3	—	—	—	3	—	3
Share-based compensation and net settlements	—	9	—	—	—	9	—	9
Foreign currency translation	—	4	—	—	—	4	—	4
Balance as of March 31, 2020	128,726	$10,703	$2,009	$(3)	$(2,446)	$10,263	$126	$10,389
Net income	—	—	94	—	—	94	8	102
Dividends declared ($0.68 per share)	—	—	(88)	—	—	(88)	—	(88)
Dividends attributable to non-controlling interests	—	—	—	—	—	—	(12)	(12)
Other comprehensive income	—	—	—	—	56	56	—	56
Issuance of shares under employee stock compensation plans	37	2	—	—	—	2	—	2
Share-based compensation and net settlements	—	12	—	—	—	12	—	12
Reduction of non-controlling interests	—	—	—	—	—	—	(1)	(1)
Other	—	(3)	—	—	—	(3)	—	(3)
Foreign currency translation	—	(1)	—	—	—	(1)	—	(1)
Balance as of June 30, 2020	128,763	$10,713	$2,015	$(3)	$(2,390)	$10,335	$121	$10,456

_________

(i)	Accumulated other comprehensive loss, net of tax (‘AOCL’).

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

Termination of Proposed Combination with Aon plc

On March 9, 2020, WTW and Aon plc (‘Aon’) issued an announcement disclosing that the respective boards of directors of WTW and Aon had reached agreement on the terms of a recommended acquisition of WTW by Aon. Under the terms of the agreement each WTW shareholder would receive 1.08 Aon ordinary shares for each WTW ordinary share. At the time of the announcement, it was estimated that upon completion of the combination, existing Aon shareholders would own approximately 63% and existing WTW shareholders would own approximately 37% of the combined company on a fully diluted basis.

The transaction was approved by the shareholders of both WTW and Aon during meetings of the respective shareholders held on August 26, 2020. On June 16, 2021, the U.S. Department of Justice filed suit in U.S. District Court in the District of Columbia against WTW and Aon, seeking to enjoin the proposed business combination between the two companies (among other relief). On July 26, 2021, WTW and Aon announced they had terminated the business combination agreement and that Aon had agreed to pay WTW, in connection with such termination, a $1 billion termination fee (the ‘Termination’). Pursuant to the terms of the termination agreement, among other things, the business combination agreement between WTW and Aon was terminated by mutual consent, subject to payment in cash by Aon of the $1 billion, which was received by WTW on July 27, 2021 (the ‘Termination Agreement’). Under the Termination Agreement, WTW and Aon on behalf of themselves and certain other related and affiliated parties, each agreed to release the other from all claims and actions arising out of or related to the business combination agreement and the transactions contemplated thereby, subject to certain exceptions. See Note 13 – Commitments and Contingencies for a summary of the pending lawsuits in the U.S. arising in connection with the business combination.

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

The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that can be expected for the entire year. The Company experiences seasonal fluctuations of its revenue. Revenue is typically higher during the Company’s first and fourth quarters due primarily to the timing of broking-related activities. The results reflect certain estimates and assumptions made by management, including those estimates used in calculating acquisition consideration and fair value of tangible and intangible assets and liabilities, professional liability claims, estimated bonuses, valuation of billed and unbilled receivables, and anticipated tax liabilities that affect the amounts reported in the condensed consolidated financial statements and related notes.

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

Generally, the COVID-19 pandemic did not have a material adverse impact on our overall financial results during 2020 or on our results for the first half of 2021; however, during 2020 and through the first quarter of 2021, the COVID-19 pandemic had a negative impact on our revenue growth, primarily in our businesses that are discretionary in nature. We saw an increased demand for these services, which improved revenue growth, in the second quarter of 2021. We believe this positive trend could continue for the remainder of the year but may vary based on further disruptions to the supply chain, workforce availability, vaccination rates and further social-distancing orders in jurisdictions where we do business.

We have considered this outlook as part of the significant estimates and assumptions that are inherent in our financial statements, including the collectability of billed and unbilled receivables, the estimation of revenue, and the fair value of our reporting units, tangible and intangible assets and contingent consideration. With regard to collectability of receivables, we believe we may continue to face atypical delays in client payments going forward. Although the primary revenue impact of the pandemic has been on certain discretionary lines of business, non-discretionary lines of business have also been, to some extent, adversely affected and may be adversely affected in the future. Further, reduced economic activity or disruption in insurance markets could reduce the demand for or the extent of insurance coverage. For example, in 2020, we saw instances where the reduced demand for air travel reduced the extent of insurance coverage needed. Also, the increased frequency and severity of coverage disputes between our clients and (re)insurers arising out of the pandemic could increase our professional liability risk. We will continue to monitor the situation and assess any implications to our business and our stakeholders.

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

Recent Accounting Pronouncements

Not Yet Adopted

There are no pending accounting pronouncements that are expected to have a significant impact on our condensed consolidated financial statements.

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

Note 3 — Divestitures

Termination of Potential Divestiture Related to the Aon Combination

As part of the potential combination with Aon and the required regulatory clearances in connection therewith, on May 12, 2021, the Company entered into a definitive agreement to sell its wholly-owned subsidiary Willis Re and certain of the Company’s corporate risk and broking and health and benefit businesses to Arthur J. Gallagher & Co. (‘Gallagher’), a leading global provider of insurance, risk management and consulting services, for total consideration of $3.57 billion. In connection with the Termination, the definitive agreement with Gallagher automatically terminated in accordance with its terms.

Miller Divestiture

On March 1, 2021, the Company completed the transaction to sell its U.K.-based, majority-owned wholesale subsidiary Miller for final total consideration of GBP 623 million ($818 million), which includes amounts paid to the minority shareholder. The $356 million net tax-exempt gain on the sale was included in Other income, net in the condensed consolidated statement of comprehensive income for the six months ended June 30, 2021. Prior to disposal, Miller was included within the Investment, Risk and Reinsurance segment.

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

Note 4 — Revenue

Disaggregation of Revenue

The Company reports revenue by segment in Note 5 — Segment Information. The following tables present revenue by service offering and segment, as well as reconciliations to total revenue for the three and six months ended June 30, 2021 and 2020. Along with reimbursable expenses and other, total revenue by service offering represents our revenue from customer contracts.

	Three Months Ended June 30,
	HCB		CRB		IRR		BDA		Corporate (i)		Total
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Broking	$83	$71	$687	$637	$203	$258	$121	$90	$—	$—	$1,094	$1,056
Consulting	576	531	46	40	115	95	—	—	2	2	739	668
Outsourced administration	124	122	15	16	4	3	121	119	—	—	264	260
Other	50	41	5	1	76	55	—	—	1	1	132	98
Total revenue by service offering	833	765	753	694	398	411	242	209	3	3	2,229	2,082
Reimbursable expenses and other (i)	12	11	1	1	2	1	2	2	(1)	4	16	19
Total revenue from customer contracts	$845	$776	$754	$695	$400	$412	$244	$211	$2	$7	$2,245	$2,101
Interest and other income (ii)	3	2	35	7	2	2	—	—	1	1	41	12
Total revenue	$848	$778	$789	$702	$402	$414	$244	$211	$3	$8	$2,286	$2,113

	Six Months Ended June 30,
	HCB		CRB		IRR		BDA		Corporate (i)		Total
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Broking	$180	$154	$1,404	$1,285	$615	$691	$273	$188	$—	$—	$2,472	$2,318
Consulting	1,170	1,113	90	87	238	188	—	—	4	4	1,502	1,392
Outsourced administration	256	250	40	41	8	6	253	252	—	—	557	549
Other	99	88	9	2	141	138	—	—	2	2	251	230
Total revenue by service offering	1,705	1,605	1,543	1,415	1,002	1,023	526	440	6	6	4,782	4,489
Reimbursable expenses and other (i)	23	26	1	1	3	4	4	5	(6)	10	25	46
Total revenue from customer contracts	$1,728	$1,631	$1,544	$1,416	$1,005	$1,027	$530	$445	$—	$16	$4,807	$4,535
Interest and other income (ii)	6	12	55	25	3	5	3	—	2	2	69	44
Total revenue	$1,734	$1,643	$1,599	$1,441	$1,008	$1,032	$533	$445	$2	$18	$4,876	$4,579

______________

(i)

Reimbursable expenses and other, as well as Corporate revenue, are excluded from segment revenue, but included in total revenue on the condensed consolidated statements of comprehensive income. Amounts included in Corporate revenue may include eliminations, adjustments to reserves and impacts from hedged revenue transactions.

(ii)

Interest and other income is included in segment revenue and total revenue. However, it has been presented separately in the above tables because it does not arise directly from contracts with customers. The significant increase in CRB’s interest and other income resulted from book-of-business sales.

The following tables present revenue by the geography where our work is performed for the three and six months ended June 30, 2021 and 2020. Reconciliations to total revenue on our condensed consolidated statements of comprehensive income and to segment revenue are shown in the tables above.

	Three Months Ended June 30,
	HCB		CRB		IRR		BDA		Corporate		Total
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
North America	$477	$462	$308	$296	$125	$117	$239	$207	$3	$2	$1,152	$1,084
Great Britain	143	117	173	160	205	207	—	—	—	—	521	484
Western Europe	138	119	144	127	25	49	—	—	—	1	307	296
International	75	67	128	111	43	38	3	2	—	—	249	218
Total revenue by geography	$833	$765	$753	$694	$398	$411	$242	$209	$3	$3	$2,229	$2,082

	Six Months Ended June 30,
	HCB		CRB		IRR		BDA		Corporate		Total
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
North America	$945	$938	$555	$529	$311	$287	$521	$436	$5	$4	$2,337	$2,194
Great Britain	290	243	328	297	516	528	—	—	—	—	1,134	1,068
Western Europe	309	275	405	371	84	125	—	—	1	2	799	773
International	161	149	255	218	91	83	5	4	—	—	512	454
Total revenue by geography	$1,705	$1,605	$1,543	$1,415	$1,002	$1,023	$526	$440	$6	$6	$4,782	$4,489

Contract Balances

The Company reports accounts receivable, net on the condensed consolidated balance sheet, which includes billed and unbilled receivables and current contract assets. In addition to accounts receivable, net, the Company had the following non-current contract assets and deferred revenue balances at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Billed receivables, net of allowance for doubtful accounts of $44 million and $41 million	$1,728	$1,697
Unbilled receivables	501	445
Current contract assets	278	413
Accounts receivable, net	$2,507	$2,555
Non-current accounts receivable, net	$19	$34
Non-current contract assets	$405	$329
Deferred revenue	$638	$549

During the three and six months ended June 30, 2021, revenue of $94 million and $369 million, respectively, was recognized that was reflected as deferred revenue at December 31, 2020. During the three months ended June 30, 2021, revenue of $261 million was recognized that was reflected as deferred revenue at March 31, 2021.

During the three and six months ended June 30, 2021, the Company recognized revenue of $17 million and $46 million, respectively, related to performance obligations satisfied prior to 2021.

Performance Obligations

The Company has contracts for which performance obligations have not been satisfied as of June 30, 2021 or have been partially satisfied as of this date. The following table shows the expected timing for the satisfaction of the remaining performance obligations. This table does not include contract renewals or variable consideration, which was excluded from the transaction prices in accordance with the guidance on constraining estimates of variable consideration.

In addition, in accordance with ASC 606, Revenue From Contracts With Customers (‘ASC 606’), the Company has elected not to disclose the remaining performance obligations when one or both of the following circumstances apply:

•	Performance obligations which are part of a contract that has an original expected duration of less than one year, and
•	Performance obligations satisfied in accordance with ASC 606-10-55-18 (‘right to invoice’).

	Remainder of 2021	2022	2023 onward	Total
Revenue expected to be recognized on contracts as of June 30, 2021	$323	$493	$649	$1,465

Since most of the Company’s contracts are cancellable with less than one year’s notice and have no substantive penalty for cancellation, the majority of the Company’s remaining performance obligations as of June 30, 2021 have been excluded from the table above.

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

The following table presents segment revenue and segment operating income for our reportable segments for the three months ended June 30, 2021 and 2020.

	Three Months Ended June 30,
	HCB		CRB		IRR		BDA		Total
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Segment revenue	$836	$767	$788	$701	$400	$413	$242	$209	$2,266	$2,090

Segment operating income/(loss)	$192	$160	$181	$135	$133	$119	$(10)	$(9)	$496	$405

The following table presents segment revenue and segment operating income for our reportable segments for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,
	HCB		CRB		IRR		BDA		Total
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Segment revenue	$1,711	$1,617	$1,598	$1,440	$1,005	$1,028	$529	$440	$4,843	$4,525

Segment operating income/(loss)	$412	$373	$343	$262	$423	$396	$(3)	$(20)	$1,175	$1,011

The following table presents reconciliations of the information reported by segment to the Company’s condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Total segment revenue	$2,266	$2,090	$4,843	$4,525
Reimbursable expenses and other	20	23	33	54
Revenue	$2,286	$2,113	$4,876	$4,579

Total segment operating income	$496	$405	$1,175	$1,011
Amortization	(98)	(119)	(201)	(240)
Transaction and integration expenses (i)	(51)	(14)	(75)	(23)
Unallocated, net (ii)	(87)	(109)	(187)	(225)
Income from operations	260	163	712	523
Interest expense	(52)	(62)	(111)	(123)
Other income, net	74	76	513	168
Income from operations before income taxes	$282	$177	$1,114	$568

(i)	Includes mainly transaction costs related to the proposed Aon combination prior to its termination.
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

Note 6 — Income Taxes

Provision for income taxes for the three and six months ended June 30, 2021 was $96 million and $192 million, respectively, compared to $75 million and $153 million for the three and six months ended June 30, 2020, respectively. The effective tax rates were 33.8% and 17.2% for the three and six months ended June 30, 2021, respectively, and 42.2% and 26.9% for the three and six months ended June 30, 2020, respectively. These effective tax rates are calculated using extended values from our condensed consolidated statements of comprehensive income and are therefore more precise tax rates than can be calculated from rounded values. The current quarter effective tax rate includes a $40 million deferred tax expense related to the enacted U.K. statutory tax rate change, however the prior year effective tax rate for the three months ended June 30, 2020 was higher due to additional expense recognized in connection with the temporary provisions of the Coronavirus Aid, Relief, and Economic Security (‘CARES’) Act. The current first half effective tax rate was lower primarily due to the tax-exempt disposal of our Miller business, partially offset by the income tax effects of the U.K. tax rate change enacted in the second quarter of 2021.

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

The Company records valuation allowances against net deferred tax assets based on whether it is more likely than not that the deferred tax assets will be realized. We have liabilities for uncertain tax positions under ASC 740 of $47 million, excluding interest and penalties. The Company believes the outcomes that are reasonably possible within the next 12 months may result in a reduction in the liability for uncertain tax positions of approximately $3 million to $8 million, excluding interest and penalties.

Note 7 — Goodwill and Other Intangible Assets

The components of goodwill are outlined below for the six months ended June 30, 2021:

	HCB	CRB	IRR	BDA	Total
Balance at December 31, 2020:
Goodwill, gross	$4,346	$2,378	$1,694	$3,278	$11,696
Accumulated impairment losses	(130)	(362)	—	—	(492)
Goodwill, net - December 31, 2020	4,216	2,016	1,694	3,278	11,204
Goodwill disposals	—	—	(188)	—	(188)
Foreign exchange	(12)	(12)	3	—	(21)
Balance at June 30, 2021:
Goodwill, gross	4,334	2,366	1,509	3,278	11,487
Accumulated impairment losses	(130)	(362)	—	—	(492)
Goodwill, net - June 30, 2021	$4,204	$2,004	$1,509	$3,278	$10,995

Other Intangible Assets

The following table reflects changes in the net carrying amounts of the components of finite-lived intangible assets for the six months ended June 30, 2021:

	Client relationships	Software	Trademark and trade name	Other	Total
Balance at December 31, 2020:
Intangible assets, gross	$4,065	$761	$1,054	$108	$5,988
Accumulated amortization	(2,031)	(659)	(220)	(35)	(2,945)
Intangible assets, net - December 31, 2020	2,034	102	834	73	3,043
Intangible asset disposals	(46)	—	(8)	—	(54)
Amortization	(134)	(37)	(22)	(8)	(201)
Foreign exchange	(5)	—	1	2	(2)
Balance at June 30, 2021:
Intangible assets, gross	3,872	747	1,041	110	5,770
Accumulated amortization	(2,023)	(682)	(236)	(43)	(2,984)
Intangible assets, net - June 30, 2021	$1,849	$65	$805	$67	$2,786

The weighted-average remaining life of amortizable intangible assets at June 30, 2021 was 13.2 years.

The table below reflects the future estimated amortization expense for amortizable intangible assets for the remainder of 2021 and for subsequent years:

Amortization
Remainder of 2021	$171
2022	310
2023	257
2024	226
2025	205
Thereafter	1,617
Total	$2,786

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

These derivatives were designated as hedging instruments and at June 30, 2021 and December 31, 2020 had total notional amounts of $186 million and $340 million, respectively, and had a net fair value asset of $5 million at both periods presented. As part of and prior to our disposal of Miller (see Note 3 – Divestitures), and prior to their contract expiration, we closed derivatives designated as hedging instruments with notional values of $27 million that were outstanding at December 31, 2020.

At June 30, 2021, the Company estimates, based on current exchange rates, there will be $4 million of net derivative gains on forward exchange rates reclassified from accumulated other comprehensive loss into earnings within the next twelve months as the forecast transactions affect earnings. At June 30, 2021, our longest outstanding maturity was 1.5 years.

The effects of the material derivative instruments that are designated as hedging instruments on the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2021 and 2020 are below. Amounts pertaining to the ineffective portion of hedging instruments and those excluded from effectiveness testing were immaterial for the three and six months ended June 30, 2021 and 2020.

	Gain/(loss) recognized in OCI (effective element)
	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Forward exchange contracts	$1	$(3)	$5	$(27)

Location of gain/(loss) reclassified from Accumulated OCL into income (effective element)	Gain/(loss) reclassified from Accumulated OCL into income (effective element)
	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenue	$—	$(1)	$(2)	$(1)
Salaries and benefits	3	(1)	6	(3)
	$3	$(2)	$4	$(4)

We also enter into foreign currency transactions, primarily to hedge certain intercompany loans and other balance sheet exposures in currencies other than the functional currency of a given entity. These derivatives are not generally designated as hedging instruments, and at June 30, 2021 and December 31, 2020, we had notional amounts of $1.6 billion and $1.5 billion, respectively, and had a net fair value liability of $14 million and a net fair value asset of $15 million, respectively.

The effects of derivatives that have not been designated as hedging instruments on the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2021 and 2020 are as follows:

		Loss recognized in income
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments:	Location of loss recognized in income	2021	2020	2021	2020
Forward exchange contracts	Other income, net	$(13)	$(8)	$(29)	$(20)

Note 9 — Debt

Current debt consists of the following:

	June 30, 2021	December 31, 2020
Revolving $1.25 billion credit facility (i)	$—	$—
5.750% senior notes due 2021	—	500
3.500% senior notes due 2021	450	449
2.125% senior notes due 2022 (ii)	640	—
Current portion of collateralized facility	20	22
	$1,110	$971

Long-term debt consists of the following:

	June 30, 2021	December 31, 2020
Revolving $1.25 billion credit facility	$—	$—
Collateralized facility (iii)	22	33
2.125% senior notes due 2022 (ii)	—	659
4.625% senior notes due 2023	249	249
3.600% senior notes due 2024	647	647
4.400% senior notes due 2026	546	546
4.500% senior notes due 2028	596	596
2.950% senior notes due 2029	727	726
6.125% senior notes due 2043	271	271
5.050% senior notes due 2048	395	395
3.875% senior notes due 2049	542	542
	$3,995	$4,664

(i)	The $1.25 billion revolving credit facility expires on March 7, 2022.
(ii)	Notes issued in Euro (€540 million).
(iii)	At June 30, 2021 and December 31, 2020, the Company had $87 million and $98 million, respectively, of renewal commissions receivables pledged as collateral for this facility.

Payment of 5.750% Senior Notes due 2021

In March 2021, the $500 million 5.750% senior notes matured. The principal and interest were repaid by the Company using cash on-hand.

At June 30, 2021 and December 31, 2020 we were in compliance with all financial covenants.

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

The following tables present our assets and liabilities measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020:

		Fair Value Measurements on a Recurring Basis at June 30, 2021
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds / exchange traded funds	Prepaid and other current assets and other non-current assets	$9	$—	$—	$9
Derivatives:
Derivative financial instruments (i)	Prepaid and other current assets and other non-current assets	$—	$7	$—	$7
Liabilities:
Contingent consideration:
Contingent consideration (ii)	Other current liabilities and other non-current liabilities	$—	$—	$29	$29
Derivatives:
Derivative financial instruments (i)	Other current liabilities and other non-current liabilities	$—	$16	$—	$16

		Fair Value Measurements on a Recurring Basis at December 31, 2020
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds / exchange traded funds	Prepaid and other current assets and other non-current assets	$8	$—	$—	$8
Derivatives:
Derivative financial instruments (i)	Prepaid and other current assets and other non-current assets	$—	$27	$—	$27
Liabilities:
Contingent consideration:
Contingent consideration (ii)	Other current liabilities and other non-current liabilities	$—	$—	$45	$45
Derivatives:
Derivative financial instruments (i)	Other current liabilities and other non-current liabilities	$—	$7	$—	$7

(i)	See Note 8 — Derivative Financial Instruments for further information on our derivative investments.
(ii)

Probability weightings are based on our knowledge of the past and planned performance of the acquired entity to which the contingent consideration applies. The fair value weighted-average discount rates used in our material contingent consideration calculations were 10.86% and 9.46% at June 30, 2021 and December 31, 2020, respectively. The range of these discount rates was 3.53% - 13.00% at June 30, 2021. Using different probability weightings and discount rates could result in an increase or decrease of the contingent consideration payable.

The following table summarizes the change in fair value of the Level 3 liabilities:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	June 30, 2021
Balance at December 31, 2020	$45
Obligations assumed	—
Payments	(17)
Realized and unrealized gains	1
Foreign exchange	—
Balance at June 30, 2021	$29

There were no significant transfers to or from Level 3 in the six months ended June 30, 2021.

The following tables present our liabilities not measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Long-term note receivable	$70	$73	$71	$73
Liabilities:
Current debt	$1,110	$1,122	$971	$985
Long-term debt	$3,995	$4,597	$4,664	$5,488

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

Components of Net Periodic Benefit (Income)/Cost for Defined Benefit Pension and Post-retirement Welfare Plans

The following tables set forth the components of net periodic benefit (income)/cost for the Company’s defined benefit pension and PRW plans for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021				2020
	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW
Service cost	$20	$5	$6	$—	$18	$3	$5	$—
Interest cost	24	14	3	1	33	18	3	—
Expected return on plan assets	(77)	(43)	(10)	—	(72)	(59)	(9)	—
Settlement	—	1	—	—	2	1	—	—
Amortization of net loss	11	7	2	1	8	5	2	1
Amortization of prior service credit	—	(5)	—	(1)	—	(4)	—	(1)
Net periodic benefit (income)/cost	$(22)	$(21)	$1	$1	$(11)	$(36)	$1	$—

	Six Months Ended June 30,
	2021				2020
	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW
Service cost	$40	$9	$12	$—	$36	$7	$10	$—
Interest cost	47	28	6	1	66	36	7	1
Expected return on plan assets	(154)	(86)	(19)	—	(145)	(121)	(17)	—
Settlement	1	1	—	—	2	1	—	—
Amortization of net loss	22	14	3	1	17	11	2	1
Amortization of prior service credit	—	(9)	—	(2)	—	(8)	—	(2)
Net periodic benefit (income)/cost	$(44)	$(43)	$2	$—	$(24)	$(74)	$2	$—

Employer Contributions to Defined Benefit Pension Plans

The Company made $60 million of contributions to its U.S. plans for the six months ended June 30, 2021 and does not anticipate making any additional contributions over the remainder of the fiscal year. The Company made contributions of $19 million to its U.K. plans for the six months ended June 30, 2021 and anticipates making additional contributions of $24 million for the remainder of the fiscal year. The Company made contributions of $19 million to its other plans for the six months ended June 30, 2021 and anticipates making additional contributions of $6 million for the remainder of the fiscal year.

Defined Contribution Plans

The Company made contributions to its defined contribution plans of $39 million and $82 million during the three and six months ended June 30, 2021, respectively, and $40 million and $83 million during the three and six months ended June 30, 2020, respectively.

Note 12 — Leases

The following tables present lease costs recorded on our condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Finance lease cost:
Amortization of right-of-use assets	$1	$—	$1	$1
Interest on lease liabilities	—	1	1	2
Operating lease cost	45	46	91	93
Short-term lease cost	1	—	1	—
Variable lease cost	13	13	26	23
Sublease income	(5)	(5)	(10)	(10)
Total lease cost, net	$55	$55	$110	$109

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

Errors and omissions claims, lawsuits, and other proceedings arising in the ordinary course of business are covered in part by professional indemnity or other appropriate insurance. The terms of this insurance vary by policy year. Regarding self-insured risks, the Company has established provisions which are believed to be adequate in light of current information and legal advice, or, in certain cases, where a range of loss exists, the Company accrues the minimum amount in the range if no amount within the range is a better estimate than any other amount. The Company adjusts such provisions from time to time according to developments. See Note 14 — Supplementary Information for Certain Balance Sheet Accounts for the amounts accrued at June 30, 2021 and December 31, 2020 in the condensed consolidated balance sheets.

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

WTW/Aon U.S. Department of Justice Lawsuit

On June 16, 2021, the U.S. Department of Justice filed suit in U.S. District Court in the District of Columbia against Willis Towers Watson plc and Aon plc, seeking to enjoin the proposed business combination between the two companies (among other relief). The lawsuit claimed that the proposed combination would violate section 7 of the Clayton Act, 15 USC § 18. Specifically, the lawsuit claimed that the combination would substantially lessen competition in five relevant product markets in the U.S.: (1) property, casualty, and financial risk broking for large customers; (2) health benefits broking for large customers; (3) actuarial services for large single-employer defined benefit pension plans; (4) the operation of private multicarrier retiree exchanges; and (5) reinsurance broking. We disagreed with the Justice Department’s action and believed it reflected a lack of understanding of our business, the clients we serve, and the marketplace in which we operate. Following the Termination on July 26, 2021, the Justice Department filed a notice of dismissal and the court dismissed the case.

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

On January 15, 2021, the parties to the Federal Action and the Delaware Action signed formal stipulations of settlement, which memorialized the terms of the agreement in principle, and which the plaintiffs in the Federal Action and the Delaware Action then filed with each of the respective courts. Also on January 15, 2021, the plaintiff in the Federal Action filed a motion to preliminarily approve the settlement. On January 21, 2021 the court in the Federal Action preliminarily approved the settlement, approved the form of notice to be disseminated to class members, and scheduled a final fairness hearing on the settlement for May 21, 2021. On May 21, 2021, following the final fairness hearing, the court in the Federal Action finally approved the settlement. On January 25, 2021 the court in the Delaware Action approved the form of notice to be disseminated to class members and scheduled a final fairness hearing on the settlement for May 25, 2021. On May 25, 2021, following the final fairness hearing, the court in the Delaware Action finally approved the settlement. The Company made the $90 million aggregate settlement payment in escrow in February 2021.

During 2020 the Company recognized $65 million of expense, net of $25 million of insurance and other recoveries. Additional insurance recoveries are possible.

Note 14 — Supplementary Information for Certain Balance Sheet Accounts

Additional details of specific balance sheet accounts are detailed below.

Deferred revenue and accrued expenses consist of the following:

	June 30, 2021	December 31, 2020
Accounts payable, accrued liabilities and deferred income	$961	$862
Accrued discretionary and incentive compensation	556	851
Litigation settlements	—	210
Accrued vacation	203	161
Other employee-related liabilities	62	77
Total deferred revenue and accrued expenses	$1,782	$2,161

Other current liabilities consists of the following:

	June 30, 2021	December 31, 2020
Dividends payable	$19	$103
Income and other taxes payable	116	102
Interest payable	53	68
Deferred compensation plan liabilities	40	57
Contingent and deferred consideration on acquisitions	14	39
Payroll-related liabilities	255	268
Derivatives	16	5
Third-party commissions	191	173
Other current liabilities	47	73
Total other current liabilities	$751	$888

Provision for liabilities consists of the following:

	June 30, 2021	December 31, 2020
Claims, lawsuits and other proceedings	$327	$325
Other provisions	72	82
Total provision for liabilities	$399	$407

Other non-current liabilities consists of the following:

	June 30, 2021	December 31, 2020
Deferred compensation plan liability	$118	$117
Contingent and deferred consideration on acquisitions	15	16
Liabilities for uncertain tax positions	47	49
Derivatives	—	2
Finance leases	17	19
Other non-current liabilities	83	109
Total other non-current liabilities	$280	$312

Note 15 — Other Income, Net

Other income, net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(Loss)/gain on disposal of operations	$(2)	$(2)	$357	$(2)
Net periodic pension and postretirement benefit credits	72	75	148	151
Interest in earnings of associates and other investments	2	3	4	5
Foreign exchange gain	2	—	4	12
Other	—	—	—	2
Other income, net	$74	$76	$513	$168

Note 16 — Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of non-controlling interests, and net of tax are provided in the following tables for the three and six months ended June 30, 2021 and 2020. These tables exclude amounts attributable to non-controlling interests, which are not material for further disclosure.

	Foreign currency translation (i)		Derivative instruments (i)		Defined pension and post-retirement benefit costs (ii)		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Quarter-to-date activity:
Balance at March 31, 2021 and 2020, respectively	$(398)	$(746)	$15	$(5)	$(1,928)	$(1,695)	$(2,311)	$(2,446)
Other comprehensive income/(loss) before reclassifications	22	48	1	(3)	(1)	6	22	51
(Gain)/loss reclassified from accumulated other comprehensive loss (net of income tax benefit of $1 and $7, respectively)	—	—	(3)	2	14	3	11	5
Net current-period other comprehensive income/(loss)	22	48	(2)	(1)	13	9	33	56
Balance at June 30, 2021 and 2020, respectively	$(376)	$(698)	$13	$(6)	$(1,915)	$(1,686)	$(2,278)	$(2,390)

Year-to-date activity:
Balance at December 31, 2020 and 2019, respectively	$(400)	$(538)	$9	$13	$(1,968)	$(1,702)	$(2,359)	$(2,227)
Other comprehensive (loss)/income before reclassifications	(20)	(160)	8	(22)	—	2	(12)	(180)
Loss/(gain) reclassified from accumulated other comprehensive loss (net of income tax benefit of $7 in both 2021 and 2020) (iii)	44	—	(4)	3	53	14	93	17
Net current-period other comprehensive income/(loss)	24	(160)	4	(19)	53	16	81	(163)
Balance at June 30, 2021 and 2020, respectively	$(376)	$(698)	$13	$(6)	$(1,915)	$(1,686)	$(2,278)	$(2,390)

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

At June 30, 2021 and 2020, there were 0.6 million and 0.5 million restricted performance-based stock units outstanding, respectively, and 0.1 million and 0.2 million time-based share options outstanding, respectively. Additionally, at June 30, 2021 and 2020, there were 0.3 million performance-based options outstanding, and the Company’s restricted time-based stock units were immaterial.

Basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income attributable to Willis Towers Watson	$184	$94	$917	$399

Basic average number of shares outstanding	130	129	130	130
Dilutive effect of potentially issuable shares	—	1	—	—
Diluted average number of shares outstanding	130	130	130	130

Basic earnings per share	$1.42	$0.73	$7.06	$3.08
Dilutive effect of potentially issuable shares	(0.01)	(0.01)	(0.02)	(0.01)
Diluted earnings per share	$1.41	$0.72	$7.04	$3.07

For the three and six months ended June 30, 2021, 0.2 million restricted stock units were not included in the computation of the dilutive effect of potentially issuable shares because their effect was anti-dilutive; there were no anti-dilutive restricted stock units for the three and six months ended June 30, 2020. There were no anti-dilutive options for the three and six months ended June 30, 2021 and 2020.

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

Executive Overview

Termination of Proposed Combination with Aon plc

On March 9, 2020, WTW and Aon plc (‘Aon’) issued an announcement disclosing that the respective boards of directors of WTW and Aon had reached agreement on the terms of a recommended acquisition of WTW by Aon. Under the terms of the agreement each WTW shareholder would receive 1.08 Aon ordinary shares for each WTW ordinary share. At the time of the announcement, it was estimated that upon completion of the combination, existing Aon shareholders would own approximately 63% and existing WTW shareholders would own approximately 37% of the combined company on a fully diluted basis.

The transaction was approved by the shareholders of both WTW and Aon during meetings of the respective shareholders held on August 26, 2020. On June 16, 2021, the U.S. Department of Justice filed suit in U.S. District Court in the District of Columbia against WTW and Aon, seeking to enjoin the proposed business combination between the two companies (among other relief). On July 26, 2021, WTW and Aon announced they had terminated the business combination agreement and that Aon had agreed to pay WTW, in connection with such termination, a $1 billion termination fee which was received by WTW on July 27, 2021. See Note 1 – Nature of Operations and Note 13 – Commitments and Contingencies in Part I, Item 1 ‘Financial Statements’ in this Form 10-Q for additional information.

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

From time to time, including but not limited to the period that followed the announcement of the proposed Aon combination, we have lost (and may in the future continue to lose) colleagues who manage substantial client relationships or possess substantial experience or expertise; when we lose colleagues such as those, it often results in such colleagues competing against us. Further, the full impact of this competition may be delayed due to the timing of restrictive covenants or client renewals. This dynamic could materially and adversely affect our results of operations, with the adverse impact in future periods being more significant than in the current period.

See Part I, Item 1A ‘Risk Factors’ in our Annual Report on Form 10-K, filed with the SEC on February 23, 2021, for a discussion of risks that may affect our ability to compete.

Brexit

Following the occurrence of Brexit and the end of the formal transition period on December 31, 2020, a trade agreement has been established between the U.K. and E.U. As expected, the agreement largely addresses goods and not services, and the Company has therefore completed the establishment of appropriate arrangements for the continued servicing of client business in all relevant E.U. countries. Further negotiations between the U.K. and E.U. resulted in the agreement of a Memorandum of Understanding to address matters related to financial services, though the outcome of future engagement between the U.K. and E.U. in relation to services, including financial services and potential impact on the Company, are not yet fully known. For a further discussion of the risks of Brexit to the Company, see Part I, Item 1A ‘Risk Factors’ in our Annual Report on Form 10-K, filed with the SEC on February 23, 2021.

On an annual basis for 2021, although we expect that approximately 21% of our revenue will be generated in the U.K., we expect that approximately 11% of revenue will be denominated in Pounds sterling, as much of the insurance business is transacted in U.S. dollars. We expect that approximately 19% of our expenses will be denominated in Pounds sterling. We have a Company hedging strategy for this aspect of our business, which is designed to mitigate significant fluctuations in currency.

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

Generally, the COVID-19 pandemic did not have a material adverse impact on our overall financial results during 2020 or on our results for the first half of 2021; however, during 2020 and through the first quarter of 2021, the COVID-19 pandemic had a negative impact on our revenue growth, primarily in our businesses that are discretionary in nature. We saw an increased demand for these services, which improved revenue growth, in the second quarter of 2021. We believe this positive trend could continue for the remainder of the year but may vary based on further disruptions to the supply chain, workforce availability, vaccination rates and further social-distancing orders in jurisdictions where we do business.

We have considered this outlook as part of the significant estimates and assumptions that are inherent in our financial statements, including the collectability of billed and unbilled receivables, the estimation of revenue, and the fair value of our reporting units, tangible and intangible assets and contingent consideration. With regard to collectability of receivables, we believe we may continue to face atypical delays in client payments going forward. Although the primary revenue impact of the pandemic has been on certain discretionary lines of business, non-discretionary lines of business have also been, to some extent, adversely affected and may be adversely affected in the future. Further, reduced economic activity or disruption in insurance markets could reduce the demand for or the extent of insurance coverage. For example, in 2020, we saw instances where the reduced demand for air travel reduced the extent of insurance coverage needed. Also, the increased frequency and severity of coverage disputes between our clients and (re)insurers arising out of the pandemic could increase our professional liability risk. We will continue to monitor the situation and assess any implications to our business and our stakeholders.

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

Daily Operations - We continue to closely monitor the spread and impact of COVID-19, including the availability of vaccines, while adhering to government health directives. The Company continues to have its own restrictions on business travel, office access, and meetings and events, but is actively developing its return-to-work plans with a focus on safe utilization based on appropriate social-distancing guidelines. We have thorough business continuity and incident management processes in place that have been activated, including split team operations and work-from-home protocols for essential workers which continue to be globally effective. We are communicating frequently with clients and critical vendors, while meeting our objectives via remote working capabilities, overseen and coordinated by our incident management response team. While no contingency plan can eliminate all risk of temporary service interruption, we regularly assess and update our plans to help mitigate reasonable risks to the extent possible.

Financial Statement Overview

The table below sets forth our summarized condensed consolidated statements of comprehensive income and data as a percentage of revenue for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	($ in millions, except per share data)
Revenue	$2,286	100%	$2,113	100%	$4,876	100%	$4,579	100%
Costs of providing services
Salaries and benefits	1,407	62%	1,363	65%	2,930	60%	2,757	60%
Other operating expenses	398	17%	387	18%	815	17%	871	19%
Depreciation	72	3%	67	3%	143	3%	165	4%
Amortization	98	4%	119	6%	201	4%	240	5%
Transaction and integration expenses	51	2%	14	1%	75	2%	23	1%
Total costs of providing services	2,026		1,950		4,164		4,056
Income from operations	260	11%	163	8%	712	15%	523	11%
Interest expense	(52)	(2)%	(62)	(3)%	(111)	(2)%	(123)	(3)%
Other income, net	74	3%	76	4%	513	11%	168	4%
Provision for income taxes	(96)	(4)%	(75)	(4)%	(192)	(4)%	(153)	(3)%
Income attributable to non-controlling interests	(2)	—%	(8)	—%	(5)	—%	(16)	—%
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$184	8%	$94	4%	$917	19%	$399	9%
Diluted earnings per share	$1.41		$0.72		$7.04		$3.07

Consolidated Revenue

Revenue was $2.3 billion for the three months ended June 30, 2021, compared to $2.1 billion for the three months ended June 30, 2020, an increase of $173 million, or 8%, on an as-reported basis. Adjusting for the impacts of foreign currency and acquisitions and disposals, our organic revenue growth was 8% for the three months ended June 30, 2021. Revenue for the six months ended June 30, 2021 was $4.9 billion, compared to $4.6 billion for the six months ended June 30, 2020, an increase of $297 million, or 6%, on an as-reported basis. Adjusting for the impacts of foreign currency and acquisitions and disposals, our organic revenue growth was 6% for the six months ended June 30, 2021. The increases to our as-reported revenue for both the current and prior-year periods were driven by strong performances in all segments.

Our revenue can be materially impacted by changes in currency conversions, which can fluctuate significantly over the course of a calendar year. For the three months ended June 30, 2021, currency translation increased our consolidated revenue by $87 million. For the six months ended June 30, 2021, currency translation increased our consolidated revenue by $173 million. The primary currencies driving these changes were the Euro and Pound sterling.

The following table details our top five markets based on the percentage of consolidated revenue (in U.S. dollars) from the countries where work was performed for the six months ended June 30, 2021. These figures do not represent the currency of the related revenue, which is presented in the next table.

Geographic Region	% of Revenue
United States	46%
United Kingdom	23%
France	5%
Canada	3%
Germany	3%

The table below details the percentage of our revenue and expenses by transactional currency for the six months ended June 30, 2021.

Transactional Currency	Revenue	Expenses (i)
U.S. dollars	55%	51%
Pounds sterling	12%	20%
Euro	18%	13%
Other currencies	15%	16%

(i)

These percentages exclude certain expenses for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. These items include amortization of intangible assets and transaction and integration expenses.

The following tables set forth the total revenue for the three and six months ended June 30, 2021 and 2020 and the components of the changes in total revenue for the three and six months ended June 30, 2021, as compared to the prior-year period:

				Components of Revenue Change (i)
			As		Constant
	Three Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2021	2020	Change	Impact	Change	Divestitures	Change
	($ in millions)
Revenue	$2,286	$2,113	8%	4%	4%	(4)%	8%

				Components of Revenue Change (i)
			As		Constant
	Six Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2021	2020	Change	Impact	Change	Divestitures	Change
	($ in millions)
Revenue	$4,876	$4,579	6%	4%	3%	(3)%	6%

(i)	Components of revenue change may not add due to rounding.

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

Impact of the COVID-19 Pandemic on our Segments

The COVID-19 pandemic has had, and is projected to continue to have, an impact on certain of our service offerings. These impacts, which primarily affect our revenue, have been negative in some instances and positive in others and may in the future be material in either event. In addition, the potential negative impacts on our results may lag behind the developments to date related to the COVID-19 pandemic. We have thus far seen the impact of COVID-19 primarily on our business offerings that are discretionary in nature, such as consultative project work, which spans our segments, but primarily affected our HCB segment. However, most of the services we provide, including broking for various insurance products, compliance and valuation services, risk mitigation and outsourced administration for both pension and health and welfare plans, are considered non-discretionary to our clients and recurring in nature. We have seen that these non-discretionary businesses are the least impacted of our offerings, and while we expect that trend to continue, our non-discretionary businesses may be adversely affected due to changing demands in the market.

We expect to continue to experience unpredictable volatility in demand around our discretionary services and solutions. Clients may defer or delay decision-making or planned work or seek to terminate existing agreements for these discretionary services and solutions.

We recognize that the broad, global nature of the COVID-19 crisis has impacted the liquidity of our clients generally. We continue to monitor the global outbreak of the COVID-19 pandemic and take steps to mitigate the risks to us posed by its spread by working with our clients, colleagues, suppliers and other stakeholders. Due to the global breadth of the COVID-19 spread and the range of governmental and community reactions thereto, there is on-going uncertainty around its duration, severity, ultimate impact and the timing of recovery. We will continue to monitor global developments in the rollout of vaccines and government rules and restrictions. We believe the pandemic will continue to cause an extended disruption of economic activity for the remainder of 2021, and the impact on our consolidated results of operations, financial position and cash flows could be material. Meanwhile, although we cannot predict how long this situation will last, we continue to focus on maintaining a strong balance sheet, liquidity and financial flexibility.

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

The following table sets forth HCB segment revenue for the three months ended June 30, 2021 and 2020, and the components of the change in revenue for the three months ended June 30, 2021 from the three months ended June 30, 2020.

				Components of Revenue Change (i)
			As		Constant
	Three Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2021	2020	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$836	$767	9%	5%	4%	—%	5%

(i)	Components of revenue change may not add due to rounding.

HCB segment revenue for the three months ended June 30, 2021 and 2020 was $836 million and $767 million, respectively. On an organic basis, Talent and Rewards returned to revenue growth, led by a sharp increase in demand for advisory work from employers navigating the challenging labor market. Retirement revenue increased with growth in Great Britain driven by funding and Guaranteed Minimum Pension (‘GMP’) equalization work, while increased consulting projects drove revenue growth in North America. Health and Benefits revenue grew primarily from increased consulting work in North America alongside continued expansion of our local portfolios and global benefits management appointments outside of North America. Technology and Administrative Solutions revenue increased due to new project and client activity in Great Britain.

The following table sets forth HCB segment revenue for the six months ended June 30, 2021 and 2020, and the components of the change in revenue for the six months ended June 30, 2021 from the six months ended June 30, 2020.

				Components of Revenue Change (i)
			As		Constant
	Six Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2021	2020	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$1,711	$1,617	6%	4%	2%	—%	2%

(i)	Components of revenue change may not add due to rounding.

HCB segment revenue for the six months ended June 30, 2021 and 2020 was $1.7 billion and $1.6 billion, respectively. On an organic basis, Talent and Rewards returned to revenue growth, led by a sharp increase in demand for advisory work from employers navigating the challenging labor market. Retirement revenue increased with growth in Great Britain driven by funding and GMP equalization work, while increased consulting projects during the second quarter drove revenue growth in North America. Health and Benefits revenue grew in the second quarter primarily from increased consulting work in North America alongside continued expansion of our local portfolios and global benefits management appointments outside of North America. Technology and Administrative Solutions revenue increased due to new project and client activity in Great Britain.

Corporate Risk and Broking (‘CRB’)

The CRB segment provides a broad range of risk advice, insurance broking and consulting services to our clients worldwide, ranging from small businesses to multinational corporations. The segment delivers integrated global solutions tailored to client needs and underpinned by data and analytics.

The following table sets forth CRB segment revenue for the three months ended June 30, 2021 and 2020, and the components of the change in revenue for the three months ended June 30, 2021 from the three months ended June 30, 2020.

				Components of Revenue Change (i)
			As		Constant
	Three Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2021	2020	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$788	$701	12%	4%	8%	—%	8%

(i)	Components of revenue change may not add due to rounding.

CRB segment revenue for the three months ended June 30, 2021 and 2020 was $788 million and $701 million, respectively. North America benefited from gains in connection with settlements and book-of-business sales in the quarter. On an organic basis North America led the segment followed by International, Western Europe and Great Britain with new business generation and strong renewals across several insurance lines, most notably, in FINEX and Construction.

The following table sets forth CRB segment revenue for the six months ended June 30, 2021 and 2020, and the components of the change in revenue for the six months ended June 30, 2021 from the six months ended June 30, 2020.

				Components of Revenue Change (i)
			As		Constant
	Six Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2021	2020	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$1,598	$1,440	11%	4%	7%	—%	6%

(i)	Components of revenue change may not add due to rounding.

CRB segment revenue for the six months ended June 30, 2021 and 2020 was $1.6 billion and $1.4 billion, respectively. North America benefited from gains in connection with settlements and book-of-business sales. On an organic basis North America led the segment with strong renewals, primarily in FINEX. International and Great Britain revenue increased with new business generation primarily in the FINEX and Construction insurance lines. Revenue in Western Europe was largely flat as new business wins and renewal expansion was offset by challenges related to senior staff departures.

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

The following table sets forth IRR segment revenue for the three months ended June 30, 2021 and 2020, and the components of the change in revenue for the three months ended June 30, 2021 from the three months ended June 30, 2020.

				Components of Revenue Change (i)
			As		Constant
	Three Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2021	2020	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$400	$413	(3)%	4%	(7)%	(23)%	15%

(i)	Components of revenue change may not add due to rounding.

IRR segment revenue for the three months ended June 30, 2021 and 2020 was $400 million and $413 million, respectively. On an organic basis, most lines of business contributed to the growth. Reinsurance growth was driven by new business wins and favorable renewal factors. Advisory-related fees led the revenue growth in both our Insurance Consulting and Technology business and Investment business, which was further aided by increased contingent performance fees.

The following table sets forth IRR segment revenue for the six months ended June 30, 2021 and 2020, and the components of the change in revenue for the six months ended June 30, 2021 from the six months ended June 30, 2020.

				Components of Revenue Change (i)
			As		Constant
	Six Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2021	2020	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$1,005	$1,028	(2)%	4%	(6)%	(14)%	8%

(i)	Components of revenue change may not add due to rounding.

IRR segment revenue for both the six months ended June 30, 2021 and 2020 was $1.0 billion. On an organic basis, most lines of business contributed to the growth. Reinsurance growth was driven by new business wins and favorable renewal factors. Advisory-related fees led the revenue growth in both our Investment business and Insurance Consulting and Technology business; revenue growth in these businesses was further aided by increased contingent performance fees and software sales, respectively. The growth was partially offset by a decline in Wholesale’s revenue as a result of headwinds across coverage lines coupled with a strategic shift in its operating model.

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

The following table sets forth BDA segment revenue for the three months ended June 30, 2021 and 2020, and the components of the change in revenue for the three months ended June 30, 2021 from the three months ended June 30, 2020.

				Components of Revenue Change (i)
			As		Constant
	Three Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2021	2020	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$242	$209	16%	—%	16%	2%	14%

(i)	Components of revenue change may not add due to rounding.

BDA segment revenue for the three months ended June 30, 2021 and 2020 was $242 million and $209 million, respectively. BDA’s organic revenue increase was led by Individual Marketplace, primarily by TRANZACT, which generated revenue of $116 million in the second quarter with strong growth in Medicare Advantage sales.

The following table sets forth BDA segment revenue for the six months ended June 30, 2021 and 2020, and the components of the change in revenue for the six months ended June 30, 2021 from the six months ended June 30, 2020.

				Components of Revenue Change (i)
			As		Constant
	Six Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2021	2020	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$529	$440	20%	—%	20%	2%	19%

(i)	Components of revenue change may not add due to rounding.

BDA segment revenue for the six months ended June 30, 2021 and 2020 was $529 million and $440 million, respectively. BDA’s organic revenue increase was led by Individual Marketplace, primarily by TRANZACT, which generated year-to-date revenue of $264 million with strong growth in Medicare Advantage sales. Benefits Outsourcing revenue also increased, driven by its expanded client base.

Costs of Providing Services

Total costs of providing services were $2.0 billion for both the three months ended June 30, 2021 and 2020, an increase of $76 million, or 4%. Total costs of providing services for the six months ended June 30, 2021 were $4.2 billion, compared to $4.1 billion for the six months ended June 30, 2020, an increase of $108 million, or 3%. See the following discussion for further details.

Salaries and benefits

Salaries and benefits were $1.4 billion for both the three months ended June 30, 2021 and 2020, an increase of $44 million, or 3%. The increase this quarter was mostly due to higher incentive and benefit accruals as compared to the prior year. Salaries and benefits, as a percentage of revenue, represented 62% and 65% for the three months ended June 30, 2021 and 2020, respectively.

Salaries and benefits for the six months ended June 30, 2021 were $2.9 billion, compared to $2.8 billion for the six months ended June 30, 2020, an increase of $173 million, or 6%. The increase for the first half of 2021 is primarily due to higher incentive and benefit accruals for the period along with increases in our share-based compensation expense. Higher stock prices in 2021 drove most of the increase in share-based compensation expense, since our liability-classified awards are adjusted to fair value every quarter. Salaries and benefits, as a percentage of revenue, represented 60% for the both the six months ended June 30, 2021 and 2020.

Other operating expenses

Other operating expenses for the three months ended June 30, 2021 were $398 million, compared to $387 million for the three months ended June 30, 2020, an increase of $11 million, or 3%. The increase was mostly due to higher marketing costs and professional fees, partially offset by lower local office and professional insurance costs for the current quarter as compared to the same period in the prior year. Other operating expenses for the six months ended June 30, 2021 were $815 million, compared to $871 million for the six months ended June 30, 2020, a decrease of $56 million, or 6%. This improvement was primarily due to decreases in travel and entertainment costs, bad debt expense, local office expenses and professional fees, partially offset by higher marketing costs for the first half of 2021 as compared to the same period in the prior year.

Depreciation

Depreciation for the three months ended June 30, 2021 was $72 million, compared to $67 million for the three months ended June 30, 2020, an increase of $5 million, or 7%. The quarter-over-quarter increase was due to a higher depreciable base of assets resulting from additional assets placed in service during 2020. Depreciation for the six months ended June 30, 2021 was $143 million, compared to $165 million for the six months ended June 30, 2020, a decrease of $22 million, or 13%. The year-over-year decrease was primarily due to the prior year acceleration of depreciation of $35 million related to the abandonment of an internally-developed software asset prior to being placed in service. This decrease was partially offset by a higher depreciable base of assets resulting from additional assets placed in service during 2020.

Amortization

Amortization for the three months ended June 30, 2021 was $98 million, compared to $119 million for the three months ended June 30, 2020, a decrease of $21 million, or 18%. Amortization for the six months ended June 30, 2021 was $201 million, compared to $240 million for the six months ended June 30, 2020, a decrease of $39 million, or 16%. Our intangible amortization is generally more heavily weighted to the initial years of the useful lives of the related intangibles, and therefore amortization related to intangible assets will continue to decrease over time.

Transaction and integration expenses

Transaction and integration expenses for the three months ended June 30, 2021 were $51 million, compared to $14 million for the three months ended June 30, 2020. Transaction and integration expenses for the six months ended June 30, 2021 were $75 million, compared to $23 million for the six months ended June 30, 2020. The expenses for both periods consist of transaction costs, primarily legal fees and other professional fees, related to the proposed combination with Aon prior to its termination.

Income from Operations

Income from operations for the three months ended June 30, 2021 was $260 million, compared to $163 million for the three months ended June 30, 2020, an increase of $97 million. This increase resulted mostly from higher revenue, partially offset by higher incentive and benefit accruals in the current quarter.

Income from operations for the six months ended June 30, 2021 was $712 million, compared to $523 million for the six months ended June 30, 2020, an increase of $189 million. This increase resulted mostly from higher revenue, partially offset by higher salaries and benefits costs in the first half of 2021.

Interest Expense

Interest expense for the three months ended June 30, 2021 was $52 million, compared to $62 million for the three months ended June 30, 2020, a decrease of $10 million, or 16%. Interest expense for the six months ended June 30, 2021 was $111 million, compared to $123 million for the six months ended June 30, 2020, a decrease of $12 million, or 10%. These decreases were primarily the result of lower levels of indebtedness in the current year.

Other Income, Net

Other income, net for the three months ended June 30, 2021 was $74 million, compared to $76 million for the three months ended June 30, 2020, a decrease of $2 million, primarily due to less pension income period over period.

Other income, net for the six months ended June 30, 2021 was $513 million, compared to $168 million for the six months ended June 30, 2020, an increase of $345 million, primarily resulting from the net gain on disposals of operations, mostly due to the disposal of our Miller business (see Note 3 – Divestitures in Part I, Item 1 ‘Financial Statements’ in this Form 10-Q), partially offset by less favorable foreign exchange activity and less pension income for the first half of the year.

Provision for Income Taxes

Provision for income taxes for the three months ended June 30, 2021 was $96 million, compared to $75 million for the three months ended June 30, 2020, an increase of $21 million. The effective tax rate was 33.8% for the three months ended June 30, 2021, and 42.2% for the three months ended June 30, 2020. Provision for income taxes for the six months ended June 30, 2021 was $192 million, compared to $153 million for the six months ended June 30, 2020, an increase of $39 million. The effective tax rate was 17.2% for the six months ended June 30, 2021, and 26.9% for the six months ended June 30, 2020. These effective tax rates are calculated using extended values from our condensed consolidated statements of comprehensive income and are therefore more precise tax rates than can be calculated from rounded values. The current quarter effective tax rate includes a $40 million deferred tax expense related to the enacted U.K. statutory tax rate change, however, the prior year effective tax rate for the three months ended June 30, 2020 was higher due to additional expense recognized in connection with the temporary provisions of the CARES Act. The current first half effective tax rate was lower primarily due to the tax-exempt disposal of our Miller business, partially offset by the income tax effects of the U.K. tax rate change enacted in the second quarter of 2021.

Net Income Attributable to Willis Towers Watson

Net income attributable to Willis Towers Watson for the three months ended June 30, 2021 was $184 million, compared to $94 million for the three months ended June 30, 2020, an increase of $90 million, or 96%. This increase was primarily due to higher revenue, partially offset by increased salary and benefits costs and higher transaction and integration expenses.

Net income attributable to Willis Towers Watson for the six months ended June 30, 2021 was $917 million, compared to $399 million for the six months ended June 30, 2020, an increase of $518 million, or 130%. This increase was primarily due to the gain on the sale of the Miller business along with higher revenue, partially offset by increased salary and benefits costs and higher tax expense.

Liquidity and Capital Resources

Executive Summary

Our principal sources of liquidity are funds generated by operating activities, available cash and cash equivalents and amounts available under our revolving credit facilities and any new debt offerings, which were subject to the limitations set forth in the Aon combination agreement prior to the Termination.

The COVID-19 pandemic has contributed to significant volatility in financial markets, including occasional declines in equity markets, changes in interest rates and reduced liquidity on a global basis. Specific to Willis Towers Watson, the COVID-19 pandemic has had a negative impact on discretionary work we perform for our clients, although we have seen a demand for these services begin to return in the second quarter of 2021. We also believe this may continue to impact future cash collections from clients, particularly those in certain harder-hit industries. We have also reduced our spending on travel and associated expenses and third-party contractors, and we have the ability to reduce spending on discretionary projects and certain capital expenditures.

Based on our current balance sheet and cash flows, current market conditions and information available to us at this time, we believe that Willis Towers Watson has access to sufficient liquidity, which includes all of the borrowing capacity available to draw against our $1.25 billion revolving credit facility, to meet our cash needs for the next twelve months, including investments in the business for growth, scheduled debt repayments and dividend payments. During the six months ended June 30, 2021, we made payments of $185 million (net of reimbursements) for the settlement of obligations related to the Stanford and Willis Towers Watson merger-related securities litigations, and we repaid in full the $500 million of 5.750% senior notes which matured in the first quarter of 2021, along with related interest, using currently available cash. We intend to repay the full $450 million of 3.500% senior notes and related interest, which matures in the third quarter of 2021, from available cash on-hand.

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

We continue to have certain subsidiaries whose earnings have not been deemed permanently reinvested, for which we have been accruing estimates of the tax effects of such repatriation. Excluding these certain subsidiaries, we continue to assert that the historical cumulative earnings for the remainder of our subsidiaries have been reinvested indefinitely and therefore do not provide deferred taxes on these amounts. If future events, including material changes in estimates of cash, working capital, long-term investment requirements or additional legislation relating to U.S. Tax Reform, necessitate that these earnings be distributed, an additional provision for income and foreign withholding taxes, net of credits, may be necessary. Other potential sources of cash may be through the settlement of intercompany loans or return of capital distributions in a tax-efficient manner.

Cash and Cash Equivalents

Our cash and cash equivalents at June 30, 2021 totaled $2.2 billion, compared to $2.1 billion at December 31, 2020. The increase in cash from December 31, 2020 to June 30, 2021 was primarily due to the net proceeds from the sale of our Miller business in the amount of $696 million along with strong operating results. These additions to cash were partially offset by the payment in full of our $500 million of 5.750% senior notes, net legal settlement payments of $185 million (related to the Stanford and Willis Towers Watson merger settlements), and higher bonus payments and benefit-related items of $249 million made in the first half of 2021.

Additionally, we had all of the borrowing capacity available to draw against our $1.25 billion revolving credit facility at both June 30, 2021 and December 31, 2020.

Included within cash and cash equivalents at June 30, 2021 and December 31, 2020 are amounts held for regulatory capital adequacy requirements, including $88 million at both balance sheet dates presented, held within our regulated U.K. entities.

Summarized Condensed Consolidated Cash Flows

The following table presents the summarized condensed consolidated cash flow information for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
	(in millions)
Net cash from/(used in):
Operating activities	$366	$685
Investing activities	590	(249)
Financing activities	(821)	(215)
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	135	221
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10)	(22)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD (i)	2,096	895
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (i)	$2,221	$1,094

(i)

As a result of the acquired TRANZACT collateralized facility, cash, cash equivalents and restricted cash included $4 million and $7 million of restricted cash at June 30, 2021 and December 31, 2020, respectively, which is included within prepaid and other current assets on our condensed consolidated balance sheets. There was $7 million and $8 million of restricted cash held at June 30, 2020 and December 31, 2019, respectively.

Cash Flows From Operating Activities

Cash flows from operating activities were $366 million for the six months ended June 30, 2021, compared to $685 million for the six months ended June 30, 2020. The $366 million of net cash from operating activities for the six months ended June 30, 2021 included net income of $922 million and $79 million of non-cash adjustments, partially offset by changes in operating assets and liabilities of $635 million. This decrease in cash flows from operating activities as compared to the prior year was primarily due to net legal settlement payments of $185 million as well as $249 million of increased bonus and benefit-related payments made during the six months ended June 30, 2021.

The $685 million of net cash from operating activities for the six months ended June 30, 2020 included net income of $415 million and $474 million of non-cash adjustments, partially offset by changes in operating assets and liabilities of $204 million.

Cash Flows From/(Used In) Investing Activities

Cash flows from investing activities for the six months ended June 30, 2021 were $590 million as compared to cash flows used in investing activities of $249 million for the six months ended June 30, 2020. The cash flows from investing activities for the six months ended June 30, 2021 primarily include the net proceeds from the sale of Miller of $696 million, partially offset by capital expenditures and capitalized software additions of $106 million.

The cash flows used in investing activities in the prior year period were primarily driven by capital expenditures, capitalized software additions and an acquisition during the first quarter of 2020.

Cash Flows Used In Financing Activities

Cash flows used in financing activities for the six months ended June 30, 2021 were $821 million. The significant financing activities included debt repayments of $515 million along with dividend payments of $269 million. The dividend payment which historically occurred during July was accelerated to June in 2021.

Cash flows used in financing activities for the six months ended June 30, 2020 were $215 million. The significant financing activities included dividend payments of $171 million and net debt-related payments of $31 million.

Indebtedness

Total debt, total equity, and the capitalization ratios at June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021	December 31, 2020
	($ in millions)
Long-term debt	$3,995	$4,664
Current debt	1,110	971
Total debt	$5,105	$5,635

Total Willis Towers Watson shareholders’ equity	$11,670	$10,820

Capitalization ratio	30.4%	34.2%

The capitalization ratio decreased from December 31, 2020 due to the March 2021 repayment of our $500 million 5.750% senior notes (see Part I, Item 1 Note 9 — Debt for further information) as well as the increase in shareholders’ equity driven by strong earnings in the first half of the year which included the gain on the Miller wholesale business.

At June 30, 2021, our mandatory debt repayments over the next twelve months include $450 million outstanding on our 3.500% senior notes due 2021, $641 million outstanding on our 2.125% senior notes due 2022 and $20 million outstanding on our collateralized facility. In addition, our $1.25 billion revolving credit facility will expire on March 7, 2022.

At June 30, 2021 and December 31, 2020 we were in compliance with all financial covenants.

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

At June 30, 2021 and December 31, 2020, we had fiduciary funds of $3.8 billion and $4.3 billion, respectively.

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

During the six months ended June 30, 2021, the Company had no share repurchase activity. A share repurchase prohibition existed under the transaction agreement for the proposed Aon combination. Following the Termination, there are no longer any contractual prohibitions on share repurchases.

At June 30, 2021, approximately $500 million remained on the current repurchase authority. The maximum number of shares that could be repurchased based on the closing price of our ordinary shares on June 30, 2021 of $230.02 was 2,173,724.

On July 26, 2021, the board of directors approved a $1.0 billion increase to the existing share repurchase program, increasing the total remaining authorization to $1.5 billion.

Capital Commitments

Capital expenditures for fixed assets and software for internal use were $79 million during the six months ended June 30, 2021. The Company estimates that there will be additional such expenditures of approximately $121 million during the remainder of 2021. We currently expect cash from operations to adequately provide for these cash needs. There have been no material changes to our capital commitments since December 31, 2020.

Dividends

Total cash dividends of $269 million were paid during the six months ended June 30, 2021. This amount includes three dividend payments due to the acceleration of the dividend which historically occurred during July. Rather, in May 2021, the board of directors approved a quarterly cash dividend of $0.71 per share ($2.84 per share annualized rate), which was paid on June 15, 2021 to shareholders of record as of May 31, 2021.

In July 2021, the board of directors approved an increased quarterly cash dividend of $0.80 per share ($3.20 per share annualized rate), which will be paid on or around October 15, 2021 to shareholders of record as of September 30, 2021.

Supplemental Guarantor Financial Information

As of June 30, 2021, Willis Towers Watson has issued the following debt securities (the ‘notes’):

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

The following table presents a summary of the entities that issue each note and those wholly-owned subsidiaries of the Company that guarantee each respective note on a joint and several basis as of June 30, 2021. These subsidiaries are all consolidated by Willis Towers Watson plc (the ‘parent company’) and together with the parent company comprise the ‘Obligor group’.

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

Each member of the Obligor group has only a stockholder’s claim on the assets of the non-guarantor subsidiaries. This stockholder’s claim is junior to the claims that creditors have against those non-guarantor subsidiaries. Holders of the notes will only be creditors of the Obligor group and not creditors of the non-guarantor subsidiaries. As a result, all of the existing and future liabilities of the non-guarantor subsidiaries, including any claims of trade creditors and preferred stockholders, will be structurally senior to the notes. As of and for the periods ended June 30, 2021 and December 31, 2020, the non-guarantor subsidiaries represented substantially all of the total assets and accounted for substantially all of the total revenue of the Company prior to consolidating adjustments. The non-guarantor subsidiaries have other liabilities, including contingent liabilities that may be significant. Each indenture does not contain any limitations on the amount of additional debt that the Obligor group and the non-guarantor subsidiaries may incur. The amounts of this debt could be substantial, and this debt may be debt of the non-guarantor subsidiaries, in which case this debt would be effectively senior in right of payment to the notes.

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

Intercompany balances and transactions between members of the Obligor group have been eliminated. All intercompany balances and transactions between the Obligor group and the non-guarantor subsidiaries have been presented in the disclosures below on a net presentation basis, rather than a gross basis, as this better reflects the nature of the intercompany positions and presents the funding or funded position that is to be received or owed.  The intercompany balances and transactions between the Obligor group and non-guarantor subsidiaries, presented below, relate to a number of items including loan funding for acquisitions and other purposes, transfers of surplus cash between subsidiary companies, funding provided for working capital purposes, settlement of expense accounts, transactions related to share-based payment arrangements and share issuances, intercompany royalty arrangements, intercompany dividends and intercompany interest. At June 30, 2021 and December 31, 2020, the intercompany balances of the Obligor group with non-guarantor subsidiaries were net receivables of $500 million at both balance sheet dates presented and net payables of $7.8 billion and $7.6 billion, respectively.

No balances or transactions of non-guarantor subsidiaries are presented in the disclosures other than the intercompany items noted above.

Presented below is certain summarized financial information for the Obligor group.

`	As of June 30, 2021	As of December 31, 2020
	(in millions)
Total current assets	$166	$161
Total non-current assets	685	671
Total current liabilities	6,432	5,116
Total non-current liabilities	6,537	8,434

Six months ended June 30, 2021
(in millions)
Revenue	$114
Loss from operations	(36)
Income from operations before income taxes (i)	13
Net income	100
Net income attributable to Willis Towers Watson	100

(i) Includes intercompany expense, net of the Obligor group from non-guarantor subsidiaries of $48 million for the six months ended June 30, 2021.

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

Within the measures referred to as ‘adjusted’, we adjust for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. Some of these items may not be applicable for the current quarter, however they may be part of our full-year results. These items include the following:

•

Restructuring costs and transaction and integration expenses – Management believes it is appropriate to adjust for restructuring costs and transaction and integration expenses when they relate to a specific significant program with a defined set of activities and costs that are not expected to continue beyond a defined period of time, or significant acquisition-related transaction expenses. We believe the adjustment is necessary to present how the Company is performing, both now and in the future when the incurrence of these costs will have concluded.

•	Gains and losses on disposals of operations – Adjustment to remove the gain or loss resulting from disposed operations.
•	Pension settlement and curtailment gains and losses – Adjustment to remove significant pension settlement and curtailment gains and losses to better present how the Company is performing.
•	Abandonment of long-lived asset – Adjustment to remove the depreciation expense resulting from internally-developed software that was abandoned prior to being placed into service.
•

Provisions for significant litigation – We will include provisions for litigation matters which we believe are not representative of our core business operations. These amounts are presented net of insurance and other recovery receivables.

•	Tax effect of statutory rate changes – Relates to the incremental tax expense or benefit from significant statutory income tax rate changes enacted in material jurisdictions in which we operate.
•

Tax effect of the CARES Act – Relates to the incremental tax expense impact, primarily from the Base Erosion and Anti-Abuse Tax (‘BEAT’), generated from electing certain income tax provisions of the CARES Act.

•

Tax effects of internal reorganization – Relates to the U.S. income tax expense resulting from the completion of internal reorganizations of the ownership of certain businesses that reduced the investments held by our U.S.-controlled subsidiaries.

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

•

Constant currency change – Represents the year-over-year change in revenue excluding the impact of foreign currency fluctuations. To calculate this impact, the prior year local currency results are first translated using the current year monthly average exchange rates. The change is calculated by comparing the prior year revenue, translated at the current year monthly average exchange rates, to the current year as reported revenue, for the same period. We believe constant currency measures provide useful information to investors because they provide transparency to performance by excluding the effects that foreign currency exchange rate fluctuations have on period-over-period comparability given volatility in foreign currency exchange markets.
•

Organic change – Excludes the impact of fluctuations in foreign currency exchange rates as described above and the period-over-period impact of acquisitions and divestitures on current-year revenue. We believe that excluding transaction-related items from our U.S. GAAP financial measures provides useful supplemental information to our investors, and it is important in illustrating what our core operating results would have been had we not included these transaction-related items, since the nature, size and number of these transaction-related items can vary from period to period.

The constant currency and organic change results, and reconciliations from the reported results for consolidated revenue are included in the Consolidated Revenue section within this Form 10-Q. These measures are also reported by segment in the Segment Revenue section within this Form 10-Q.

Reconciliations of the reported changes to the constant currency and organic changes for the three and six months ended June 30, 2021 from the three and six months ended June 30, 2020 are as follows:

				Components of Revenue Change (i)
			As		Constant
	Three Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2021	2020	Change	Impact	Change	Divestitures	Change
	($ in millions)
Revenue	$2,286	$2,113	8%	4%	4%	(4)%	8%

				Components of Revenue Change (i)
			As		Constant
	Six Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2021	2020	Change	Impact	Change	Divestitures	Change
	($ in millions)
Revenue	$4,876	$4,579	6%	4%	3%	(3)%	6%

(i)	Components of revenue change may not add due to rounding.

Adjusting for the impacts of foreign currency and acquisitions and disposals in the calculation of our organic activity, our revenue growth was 8% for the three months ended June 30, 2021 and 6% for the six months ended June 30, 2021. These organic increases in revenue were driven by strong performances in all segments as well as settlements and book-of-business sales in CRB.

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

Reconciliations of income from operations to adjusted operating income for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Income from operations	$260	$163	$712	$523
Adjusted for certain items:
Abandonment of long-lived asset	—	—	—	35
Amortization	98	119	201	240
Transaction and integration expenses	51	14	75	23
Adjusted operating income	$409	$296	$988	$821

Income from operations margin	11.4%	7.7%	14.6%	11.4%
Adjusted operating income margin	17.9%	14.0%	20.3%	17.9%

Adjusted operating income increased for the three months ended June 30, 2021 to $409 million from $296 million for the three months ended June 30, 2020 and increased for the six months ended June 30, 2021 to $988 million from $821 million for the six months ended June 30, 2020. These increases resulted mostly from higher revenue, partially offset by higher incentive and benefit accruals in 2021.

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

Reconciliations of net income to adjusted EBITDA for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
NET INCOME	$186	$102	$922	$415
Provision for income taxes	96	75	192	153
Interest expense	52	62	111	123
Depreciation (i)	72	67	143	165
Amortization	98	119	201	240
Transaction and integration expenses	51	14	75	23
Loss/(gain) on disposal of operations	2	2	(357)	2
Adjusted EBITDA	$557	$441	$1,287	$1,121

Net income margin	8.1%	4.8%	18.9%	9.1%
Adjusted EBITDA margin	24.4%	20.9%	26.4%	24.5%

(i)	Includes abandonment of long-lived asset of $35 million for the six months ended June 30, 2020.

Adjusted EBITDA for the three months ended June 30, 2021 was $557 million, compared to $441 million for the three months ended June 30, 2020, and was $1.3 billion for the six months ended June 30, 2021, compared to $1.1 billion for the six months ended June 30, 2020. These increases were primarily due to higher revenue, partially offset by higher incentive and benefit accruals in 2021.

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

Reconciliations of net income attributable to Willis Towers Watson to adjusted diluted earnings per share for the three months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30,
	2021	2020
	($ in millions)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$184	$94
Adjusted for certain items:
Amortization	98	119
Transaction and integration expenses	51	14
Loss on disposal of operations	2	2
Tax effect on certain items listed above (i)	(28)	(30)
Tax effect of statutory rate change	40	—
Tax effect of the CARES Act	—	35
Adjusted net income	$347	$234

Weighted-average shares of common stock — diluted	130	130

Diluted earnings per share	$1.41	$0.72
Adjusted for certain items (ii):
Amortization	0.75	0.91
Transaction and integration expenses	0.39	0.11
Loss on disposal of operations	0.02	0.02
Tax effect on certain items listed above (i)	(0.21)	(0.23)
Tax effect of statutory rate change	0.31	—
Tax effect of the CARES Act	—	0.27
Adjusted diluted earnings per share	$2.66	$1.80

(i)	The tax effect was calculated using an effective tax rate for each item.
(ii)	Per share values and totals may differ due to rounding.

Reconciliations of net income attributable to Willis Towers Watson to adjusted diluted earnings per share for the six months ended June 30, 2021 and 2020 are as follows:

	Six Months Ended June 30,
	2021	2020
	($ in millions)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$917	$399
Adjusted for certain items:
Abandonment of long-lived asset	—	35
Amortization	201	240
Transaction and integration expenses	75	23
(Gain)/loss on disposal of operations	(357)	2
Tax effect on certain items listed above (i)	(55)	(65)
Tax effect of statutory rate change	40	—
Tax effect of the CARES Act	—	35
Adjusted net income	$821	$669

Weighted-average shares of common stock — diluted	130	130

Diluted earnings per share	$7.04	$3.07
Adjusted for certain items (ii):
Abandonment of long-lived asset	—	0.27
Amortization	1.54	1.84
Transaction and integration expenses	0.58	0.18
(Gain)/loss on disposal of operations	(2.74)	0.02
Tax effect on certain items listed above (i)	(0.42)	(0.50)
Tax effect of statutory rate change	0.31	—
Tax effect of the CARES Act	—	0.27
Adjusted diluted earnings per share	$6.30	$5.14

(i)	The tax effect was calculated using an effective tax rate for each item.
(ii)	Per share values and totals may differ due to rounding.

Our adjusted diluted earnings per share increased for both the three and six months ended June 30, 2021 as compared to the prior year primarily due to higher revenue, partially offset by higher incentive and benefit accruals in 2021.

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

Reconciliations of income from operations before income taxes to adjusted income before taxes and provision for income taxes to adjusted income taxes for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	($ in millions)
INCOME FROM OPERATIONS BEFORE INCOME TAXES	$282	$177	$1,114	$568
Adjusted for certain items:
Abandonment of long-lived asset	—	—	—	35
Amortization	98	119	201	240
Transaction and integration expenses	51	14	75	23
Loss/(gain) on disposal of operations	2	2	(357)	2
Adjusted income before taxes	$433	$312	$1,033	$868

Provision for income taxes	$96	$75	$192	$153
Tax effect on certain items listed above (i)	28	30	55	65
Tax effect of statutory rate change	(40)	—	(40)	—
Tax effect of the CARES Act	—	(35)	—	(35)
Adjusted income taxes	$84	$70	$207	$183

U.S. GAAP tax rate	33.8%	42.2%	17.2%	26.9%
Adjusted income tax rate	19.3%	22.2%	20.0%	21.1%

(i)	The tax effect was calculated using an effective tax rate for each item.

Our U.S. GAAP tax rates were 33.8% and 42.2% for the three months ended June 30, 2021 and 2020, respectively, and 17.2% and 26.9% for the six months ended June 30, 2021 and 2020, respectively. The current quarter U.S. GAAP tax rate includes a $40 million deferred tax expense related to the enacted U.K. statutory tax rate change, however, the prior year U.S. GAAP tax rate for the three months ended June 30, 2020 was higher due to additional expense recognized in connection with the temporary provisions of the CARES Act.

Our adjusted income tax rates were 19.3% and 22.2% for the three months ended June 30, 2021 and 2020, respectively, and 20.0% and 21.1% for the six months ended June 30, 2021 and 2020, respectively. Our adjusted tax rate for the three and six months ended June 30, 2021 is lower than the three and six months ended June 30, 2020 primarily due to the geographical spread of income.

Free Cash Flow

Free cash flow is defined as cash flows from operating activities less cash used to purchase fixed assets and software for internal use. Free cash flow is a liquidity measure and is not meant to represent residual cash flow available for discretionary expenditures.

Management believes that free cash flow presents the core operating performance and cash generating capabilities of our business operations.

Reconciliations of cash flows from operating activities to free cash flow for the six months ended June 30, 2021 and 2020 are as follows:

	Six Months Ended June 30,
	2021	2020
	(in millions)
Cash flows from operating activities	$366	$685
Less: Additions to fixed assets and software for internal use	(79)	(135)
Free cash flow	$287	$550

The unfavorable movement in free cash flows in the first half of 2021 was due to net legal settlement payments of $185 million (related to the Stanford and Willis Towers Watson merger settlements) as well as higher bonus payments and benefit-related items of $249 million made in the first half of 2021.

Critical Accounting Policies and Estimates

There were no material changes from the Critical Accounting Policies and Estimates disclosed in our 2020 Annual Report on Form 10-K, filed with the SEC on February 23, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have considered changes in our exposure to market risks during the six months ended June 30, 2021 and have determined that there have been no material changes to our exposure to market risks from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 23, 2021. However, we have provided the following information to supplement or update our disclosures on our Form 10-K.

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

As of June 30, 2021, the Company’s primary exposure is its $1.25 billion revolving credit facility expiring in 2022 and its collateralized facility, which are both priced using rates tied to LIBOR. We anticipate renegotiating the revolving credit facility prior to the potential LIBOR quotation termination date and will renegotiate, or repay, the collateralized facility prior to the end of 2021. In addition, the Company and its subsidiaries have entered into various intercompany notes indexed to LIBOR. The Company, in preparation for a December 31, 2021 deadline, expects to amend, replace, or terminate the LIBOR-based intercompany notes as necessary to reflect new market benchmarks for the relevant loan currencies.

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

Interest Income on Fiduciary Funds

As described in our Form 10-K, we are exposed to interest rate risk. Specifically, as a result of our operating activities, we receive cash for premiums and claims which we deposit in short-term investments denominated in U.S. dollars and other currencies. We earn interest on these funds, which is included in our condensed consolidated financial statements as interest income. These funds are regulated in terms of access and the instruments in which they may be invested, most of which are short-term in maturity. At June 30, 2021, we held $2.3 billion of fiduciary funds invested in interest-bearing accounts. If short-term interest rates increased or decreased by 25 basis points, interest earned on these invested fiduciary funds, and therefore our interest income recognized, would increase or decrease by approximately $6 million on an annualized basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2021, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (‘CEO’) and the Chief Financial Officer (‘CFO’), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined by Exchange Act Rule 13a-15(e). Based upon that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures are effective in ensuring that the information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the CEO and the CFO, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Although most of our employees who are involved in our financial reporting processes and controls are working remotely due to the

COVID-19 pandemic, we have not experienced any specific impact to our internal controls over financial reporting. We are regularly monitoring and assessing the impact of the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1 regarding our legal proceedings is incorporated by reference herein from Part I, Item 1 Note 13 — Commitments and Contingencies - Legal Proceedings of the notes to the condensed consolidated financial statements in this Form 10-Q for the quarter ended June 30, 2021.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K, filed with the SEC on February 23, 2021. We urge you to read the risk factors contained therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2021, no shares were issued by the Company without registration under the Securities Act of 1933, as amended.

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

During the six months ended June 30, 2021, the Company had no share repurchase activity. A share repurchase prohibition existed under the transaction agreement for the proposed Aon combination. Following the Termination, there are no longer any contractual prohibitions on share repurchases.

At June 30, 2021 the maximum number of shares that may yet be purchased under the existing stock repurchase plan is 2,173,724, with approximately $500 million then-remaining on the current open-ended repurchase authority granted by the board. An estimate of the maximum number of shares under the existing authorities was determined using the closing price of our ordinary shares on June 30, 2021 of $230.02.

On July 26, 2021, the board of directors approved a $1.0 billion increase to the existing share repurchase program, increasing the total remaining authorization to $1.5 billion.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1

Security and Asset Purchase Agreement, dated as of May 12, 2021, by and among Willis Towers Watson plc, Aon plc and Arthur J. Gallagher and Co. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on May 18, 2021).

10.2

Form of Performance-Based Restricted Share Unit Award Agreement, including the Agreement of Restrictive Covenants and Other Obligations, for Operating Committee Members in the United States, under the Willis Towers Watson Amended and Restated 2012 Equity Incentive Plan.*†

10.3

Form of Performance-Based Restricted Share Unit Award Agreement, including the Agreement of Restrictive Covenants and Other Obligations, for Operating Committee Members outside the United States, under the Willis Towers Watson Amended and Restated 2012 Equity Incentive Plan.*†

10.4	Termination Agreement, dated as of July 26, 2021, by and between Willis Towers Watson plc and Aon plc (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on July 26, 2021).
22.1	List of Issuers and Guarantor Subsidiaries (incorporated by reference to Exhibit 22.1 to the Form 10-Q filed by the Company on April 29, 2021).
31.1	Certification of the Registrant’s Chief Executive Officer, John J. Haley, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*
31.2	Certification of the Registrant’s Chief Financial Officer, Michael J. Burwell, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*
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

Willis Towers Watson Public Limited Company
(Registrant)

/s/ John J. Haley		August 4, 2021
Name:	John J. Haley	Date
Title:	Chief Executive Officer

/s/ Michael J. Burwell		August 4, 2021
Name:	Michael J. Burwell	Date
Title:	Chief Financial Officer

/s/ Joseph S. Kurpis		August 4, 2021
Name:	Joseph S. Kurpis	Date
Title:	Principal Accounting Officer and Controller