Form 10-Q
period 2021-09-30
WILLIS TOWERS WATSON PLC
filed 2021-10-28
CIK 1140536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 26, 2021, there were outstanding 124,606,097 ordinary shares, nominal value $0.000304635 per share, of the registrant.

WILLIS TOWERS WATSON

INDEX TO FORM 10-Q

For the Three and Nine Months Ended September 30, 2021

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

•

the risks relating to or arising from the termination of the business combination with Aon plc announced in March 2020 and the divestitures contemplated in connection therewith, including, among others, risks relating to the impact of such terminations on relationships, including with suppliers, customers, employees and regulators, risks relating to litigation in connection with the business combination and the impact of the costs of the business combination that will be borne by us, despite the business combination being terminated and the income receipt of the termination fee and its estimated income tax impact;

•	our ability to consummate the transaction with Arthur J. Gallagher & Co. in the expected timeframe, or at all, and related risks;
•	significant competition that we face and the potential for loss of market share and/or profitability;
•	the impact of seasonality, differences in timing of renewals and non-recurring revenue increases from disposals and book-of-business sales;
•	the failure to protect client data or breaches of information systems or insufficient safeguards against cybersecurity breaches or incidents;
•	the risk of increased liability or new legal claims arising from our new and existing products and services, and expectations, intentions and outcomes relating to outstanding litigation;
•	the risk of substantial negative outcomes on existing litigation or investigation matters;
•	changes in the regulatory environment in which we operate, including, among other risks, the impacts of pending competition law and regulatory investigations;
•	various claims, government inquiries or investigations or the potential for regulatory action;
•	our ability to make divestitures or acquisitions and our ability to integrate or manage such acquired businesses;
•	our ability to successfully hedge against fluctuations in foreign currency rates;
•	our ability to integrate direct-to-consumer sales and marketing solutions with our existing offerings and solutions;
•	our ability to comply with complex and evolving regulations related to data privacy and cyber security;

•	our ability to successfully manage ongoing organizational changes, including investments in improving systems and processes;
•	disasters or business continuity problems;
•	the impact of Brexit;
•	our ability to successfully enhance our billing, collection and other working capital efforts, and thereby increase our free cash flow;
•	the potential impact of the anticipated replacement of the London Interbank Offered Rate (‘LIBOR’);
•	our ability to properly identify and manage conflicts of interest;
•	reputational damage, including from association with third parties;
•	reliance on third-party services;
•	the loss of key employees or a large number of employees;
•	doing business internationally, including the impact of exchange rates;
•	compliance with extensive government regulation;
•	the risk of sanctions imposed by governments, or changes to associated sanction regulations;
•	our ability to effectively apply technology, data and analytics changes for internal operations, maintaining industry standards and meeting client preferences;
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
•

the impact of recent or potential changes to U.S. or foreign tax laws, including on our effective tax rate, and the enactment of additional, or the revision of existing, state, federal, and/or foreign regulatory and tax laws, development of case law, regulations and any policy changes from the new Presidential administration and legislative actions from the current U.S. Congress;

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

WILLIS TOWERS WATSON

Condensed Consolidated Statements of Comprehensive Income

(In millions of U.S. dollars, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$1,973	$1,897	$6,292	$5,946
Costs of providing services
Salaries and benefits	1,255	1,238	3,991	3,807
Other operating expenses	385	370	1,169	1,210
Depreciation	69	73	212	237
Amortization	85	108	285	347
Transaction and integration, net	(952)	42	(877)	65
Total costs of providing services	842	1,831	4,780	5,666
Income from operations	1,131	66	1,512	280
Interest expense	(50)	(61)	(161)	(184)
Other income, net	105	156	617	321
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,186	161	1,968	417
Provision for income taxes	(267)	(42)	(386)	(133)
INCOME FROM CONTINUING OPERATIONS	919	119	1,582	284
(Loss)/income from discontinued operations before income taxes	(15)	7	317	319
Benefit from/(provision for) income taxes on discontinued operations	3	(4)	(70)	(66)
(LOSS)/INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	(12)	3	247	253
NET INCOME	907	122	1,829	537
Income attributable to non-controlling interests	(4)	(1)	(9)	(17)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$903	$121	$1,820	$520
EARNINGS PER SHARE
Basic earnings per share:
Income from continuing operations per share	$7.10	$0.91	$12.14	$2.06
(Loss)/income from discontinued operations per share	(0.09)	0.02	1.90	1.95
Basic earnings per share	$7.01	$0.93	$14.04	$4.01
Diluted earnings per share:
Income from continuing operations per share	$7.08	$0.91	$12.10	$2.05
(Loss)/income from discontinued operations per share	(0.09)	0.02	1.90	1.94
Diluted earnings per share	$6.99	$0.93	$14.00	$3.99

x
Comprehensive income before non-controlling interests	$826	$260	$1,831	$511
Comprehensive income attributable to non-controlling interests	(4)	(2)	(11)	(17)
Comprehensive income attributable to Willis Towers Watson	$822	$258	$1,820	$494

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON

Condensed Consolidated Balance Sheets

(In millions of U.S. dollars, except share data)

(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$2,162	$2,039
Fiduciary assets	10,923	12,003
Accounts receivable, net	2,065	2,408
Prepaid and other current assets	480	475
Current assets held for sale	4,961	3,376
Total current assets	20,591	20,301
Fixed assets, net	881	1,013
Goodwill	10,146	10,392
Other intangible assets, net	2,681	3,035
Right-of-use assets	795	901
Pension benefits assets	1,056	971
Other non-current assets	1,132	1,078
Non-current assets held for sale	—	840
Total non-current assets	16,691	18,230
TOTAL ASSETS	$37,282	$38,531
LIABILITIES AND EQUITY
Fiduciary liabilities	$10,923	$12,003
Deferred revenue and accrued expenses	1,829	2,043
Current debt	644	971
Current lease liabilities	150	152
Other current liabilities	950	793
Current liabilities held for sale	4,120	3,370
Total current liabilities	18,616	19,332
Long-term debt	3,993	4,664
Liability for pension benefits	1,188	1,403
Deferred tax liabilities	612	561
Provision for liabilities	401	406
Long-term lease liabilities	800	917
Other non-current liabilities	239	281
Non-current liabilities held for sale	—	35
Total non-current liabilities	7,233	8,267
TOTAL LIABILITIES	25,849	27,599
COMMITMENTS AND CONTINGENCIES
EQUITY (i)
Additional paid-in capital	10,786	10,748
Retained earnings	2,969	2,434
Accumulated other comprehensive loss, net of tax	(2,359)	(2,359)
Treasury shares, at cost, 17,519 shares in 2021 and 2020	(3)	(3)
Total Willis Towers Watson shareholders’ equity	11,393	10,820
Non-controlling interests	40	112
Total equity	11,433	10,932
TOTAL LIABILITIES AND EQUITY	$37,282	$38,531

(i)

Equity includes (a) Ordinary shares $0.000304635 nominal value; Authorized 1,510,003,775; Issued 124,595,946 (2021) and 128,964,579 (2020); Outstanding 124,595,946 (2021) and 128,964,579 (2020) and (b) Preference shares, $0.000115 nominal value; Authorized 1,000,000,000 and Issued none in 2021 and 2020.

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON

Condensed Consolidated Statements of Cash Flows

(In millions of U.S. dollars)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$1,829	$537
Adjustments to reconcile net income to total net cash from operating activities:
Depreciation	212	238
Amortization	286	348
Non-cash lease expense	108	110
Net periodic benefit of defined benefit pension plans	(125)	(142)
Provision for doubtful receivables from clients	13	28
Provision for deferred income taxes	41	55
Share-based compensation	71	59
Net gain on disposal of operations	(380)	(83)
Non-cash foreign exchange gain	(5)	(10)
Other, net	(21)	(21)
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable	175	359
Fiduciary assets	(715)	(2,453)
Fiduciary liabilities	715	2,453
Other assets	(135)	(78)
Other liabilities	(199)	(217)
Provisions	7	23
Net cash from operating activities	1,877	1,206
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	(109)	(183)
Capitalized software costs	(40)	(49)
Acquisitions of operations, net of cash acquired	—	(66)
Net proceeds from sale of operations	726	212
Other, net	—	(22)
Net cash from/(used in) investing activities	577	(108)
CASH FLOWS USED IN FINANCING ACTIVITIES
Senior notes issued	—	282
Debt issuance costs	—	(2)
Repayments of debt	(970)	(319)
Repurchase of shares	(1,000)	—
Proceeds from issuance of shares	2	8
Payments of deferred and contingent consideration related to acquisitions	(19)	—
Cash paid for employee taxes on withholding shares	(8)	(14)
Dividends paid	(275)	(259)
Acquisitions of and dividends paid to non-controlling interests	(35)	(27)
Other, net	—	(3)
Net cash used in financing activities	(2,305)	(334)
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	149	764
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(24)	(5)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD (i)	2,096	895
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (i)	$2,221	$1,654

(i)

Cash, cash equivalents and restricted cash included $6 million, $7 million, $7 million and $8 million of restricted cash at September 30, 2021, December 31, 2020, September 30, 2020 and December 31, 2019, respectively, which is included within prepaid and other current assets on our condensed consolidated balance sheets. Additionally, cash, cash equivalents and restricted cash included $53 million, $50 million, $56 million and $56 million of cash attributable to discontinued operations at September 30, 2021, December 31, 2020, September 30, 2020 and December 31, 2019, respectively, which is included within assets held for sale on our condensed consolidated balance sheets.

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON

Condensed Consolidated Statements of Changes in Equity

(In millions of U.S. dollars and number of shares in thousands)

(Unaudited)

	Nine Months Ended September 30, 2021
	Shares outstanding	Additional paid-in capital	Retained earnings	Treasury shares	AOCL (i)	Total WTW shareholders’ equity	Non-controlling interests	Total equity
Balance as of December 31, 2020	128,965	$10,748	$2,434	$(3)	$(2,359)	$10,820	$112	$10,932
Net income	—	—	733	—	—	733	3	736
Dividends declared ($0.71 per share)	—	—	(92)	—	—	(92)	—	(92)
Dividends attributable to non-controlling interests	—	—	—	—	—	—	(17)	(17)
Other comprehensive income	—	—	—	—	48	48	2	50
Issuance of shares under employee stock compensation plans	9	1	—	—	—	1	—	1
Share-based compensation and net settlements	—	12	—	—	—	12	—	12
Reduction of non-controlling interests (ii)	—	—	—	—	—	—	(52)	(52)
Foreign currency translation	—	4	—	—	—	4	—	4
Balance as of March 31, 2021	128,974	$10,765	$3,075	$(3)	$(2,311)	$11,526	$48	$11,574
Net income	—	—	184	—	—	184	2	186
Dividends declared ($0.71 per share)	—	—	(93)	—	—	(93)	—	(93)
Dividends attributable to non-controlling interests	—	—	—	—	—	—	(4)	(4)
Other comprehensive income	—	—	—	—	33	33	—	33
Issuance of shares under employee stock compensation plans	14	1	—	—	—	1	—	1
Share-based compensation and net settlements	—	20	—	—	—	20	—	20
Reduction of non-controlling interests (ii)	—	—	—	—	—	—	(1)	(1)
Foreign currency translation	—	(1)	—	—	—	(1)	—	(1)
Balance as of June 30, 2021	128,988	$10,785	$3,166	$(3)	$(2,278)	$11,670	$45	$11,715
Shares repurchased	(4,456)	—	(1,000)	—	—	(1,000)	—	(1,000)
Net income	—	—	903	—	—	903	4	907
Dividends declared ($0.80 per share)	—	—	(100)	—	—	(100)	—	(100)
Dividends attributable to non-controlling interests	—	—	—	—	—	—	(6)	(6)
Other comprehensive loss	—	—	—	—	(81)	(81)	—	(81)
Issuance of shares under employee stock compensation plans	64	—	—	—	—	—	—	—
Share-based compensation and net settlements	—	6	—	—	—	6	—	6
Reduction of non-controlling interests (ii)	—	(8)	—	—	—	(8)	(3)	(11)
Foreign currency translation	—	3	—	—	—	3	—	3
Balance as of September 30, 2021	124,596	$10,786	$2,969	$(3)	$(2,359)	$11,393	$40	$11,433

_________

(i)	Accumulated other comprehensive loss, net of tax (‘AOCL’).
(ii)	Attributable to the divestiture of businesses that are less than wholly-owned or the acquisition of shares previously owned by minority interest holders.

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

The transaction was approved by the shareholders of both WTW and Aon during meetings of the respective shareholders held on August 26, 2020. On June 16, 2021, the U.S. Department of Justice filed suit in U.S. District Court in the District of Columbia against WTW and Aon, seeking to enjoin the proposed business combination between the two companies (among other relief). On July 26, 2021, WTW and Aon announced they had terminated the business combination agreement and that Aon had agreed to pay WTW $1 billion in connection with such termination, which was received by WTW on July 27, 2021 (the ‘Termination’ or the ‘Termination Agreement’). The $1 billion income receipt has been included in transaction and integration, net in the condensed consolidated statements of operations. Under the Termination Agreement, WTW and Aon on behalf of themselves and certain other related and affiliated parties, each agreed to release the other from all claims and actions arising out of or related to the business combination agreement and the transactions contemplated thereby, subject to certain exceptions.

Note 2 — Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited quarterly condensed consolidated financial statements of Willis Towers Watson and our subsidiaries are presented in accordance with the rules and regulations of the SEC for quarterly reports on Form 10-Q and therefore do not include all of the information and footnotes required by U.S. GAAP. We have reclassified certain prior period amounts to conform to the current period presentation due to the recognition of discontinued operations and assets and liabilities as held-for-sale (see below for further discussion). In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial statements and results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements should be read together with the Company’s Annual Report on Form 10-K, filed with the SEC on February 23, 2021, and may be accessed via EDGAR on the SEC’s web site at www.sec.gov.

The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that can be expected for the entire year. The Company experiences seasonal fluctuations of its revenue. Revenue is typically higher during the Company’s first and fourth quarters due primarily to the timing of broking-related activities. The results reflect certain estimates and assumptions made by management, including those estimates used in calculating acquisition consideration and fair value of tangible and intangible assets and liabilities, professional liability claims, estimated bonuses, valuation of billed and unbilled receivables, and anticipated tax liabilities that affect the amounts reported in the condensed consolidated financial statements and related notes.

Risks and Uncertainties Related to the COVID-19 Pandemic and the Related Economic Environment

The COVID-19 pandemic has had an adverse impact on global commercial activity, particularly on the global supply chain and workforce availability, and has contributed to significant volatility in the global financial markets including, among other effects, occasional declines in the equity markets, changes in interest rates and reduced liquidity on a global basis. With regard to the effects on our own business operations and those of our clients, suppliers and other third parties with whom we interact, the Company has regularly considered the impact of COVID-19 and the wider economic results on our business, taking into account our business resilience and continuity plans, financial modeling and stress testing of liquidity and financial resources.

Generally, the COVID-19 pandemic did not have a material adverse impact on our overall financial results during 2020 or on our results through the third quarter of 2021; however, during 2020 and through the first quarter of 2021, the COVID-19 pandemic had a negative impact on our revenue growth, primarily in our businesses that are discretionary in nature. We saw an increased demand for these services, which improved revenue growth, in the second and third quarters of 2021. We believe this positive trend could continue for the remainder of the year with some variability based on further disruptions to the supply chain, workforce availability, vaccination rates and further social-distancing orders in jurisdictions where we do business.

We have considered this outlook as part of the significant estimates and assumptions that are inherent in our financial statements, including the collectability of billed and unbilled receivables, the estimation of revenue, and the fair value of our reporting units, tangible and intangible assets and contingent consideration. Although the primary revenue impact of the pandemic has been on certain discretionary lines of business, non-discretionary lines of business have also been, to some extent, adversely affected and may be adversely affected in the future. Further, reduced economic activity or disruption in insurance markets could reduce the demand for or the extent of insurance coverage. Also, the increased frequency and severity of coverage disputes between our clients and (re)insurers arising out of the pandemic could increase our professional liability risk. In 2021, global labor market shifts have become more pronounced, having a negative effect on workforce availability, which could hamper our ability to grow our capacity on pace with increasing demand for our services. We expect the market for talent to remain highly competitive for at least the next several months. We will continue to monitor the situation and assess any implications to our business and our stakeholders.

The extent to which COVID-19 impacts our business and financial position will depend on future developments, which are difficult to predict. These future developments may include the severity and scope of the COVID-19 outbreak, which may unexpectedly change or worsen, and the types and duration of measures imposed by governmental authorities to contain the virus or address its impact. We continue to expect that the COVID-19 pandemic and the related impacts on the wider economic environment will negatively impact our revenue and operating results in fiscal 2021. We believe that these trends and uncertainties are similar to those faced by other comparable registrants as a result of the pandemic.

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

Note 3 — Divestitures

Willis Re Divestiture

As part of the potential combination with Aon, the Company entered into an agreement with Arthur J. Gallagher & Co. (‘Gallagher’), a leading global provider of insurance, risk management and consulting services, to sell its treaty-reinsurance business (‘Willis Re’)

and certain of the Company’s corporate risk and broking and health and benefit businesses. Upon termination of the Aon combination, the definitive agreement with Gallagher automatically terminated in accordance with its terms.

On August 13, 2021, the Company entered into a new definitive agreement to sell Willis Re to Gallagher for total upfront cash consideration of $3.25 billion plus an earnout payable in 2025 of up to $750 million in cash, subject to certain adjustments. The completion of the deal is subject to required regulatory approvals and clearances, as well as other customary closing conditions, and is expected to be completed no later than the end of the first quarter of 2022. The Company will account for the earnout as a gain contingency and therefore will not record any receivables upon close. Rather, the earnout will be recognized in the Company’s condensed consolidated financial statements, if it is received, in 2025.

After the divestiture is complete, upon satisfaction or waiver of the closing conditions, a number of services are expected to continue under a Transition Services Agreement.

In connection with the pending transaction, the Company has reclassified the results of its Willis Re operations as discontinued operations on its condensed consolidated statements of comprehensive income and has reclassified Willis Re assets and liabilities as held for sale on its condensed consolidated balance sheets. Willis Re was previously included in the Investment, Risk and Reinsurance segment.

The following selected financial information relates to the operations of Willis Re for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue from discontinued operations	$111	$112	$668	$642
Costs of providing services
Salaries and benefits	97	93	291	281
Other operating expenses	29	12	60	43
Depreciation and amortization	—	—	1	2
Total costs of providing services	126	105	352	326
Other income, net	—	—	1	3
(Loss)/income from discontinued operations before income taxes	$(15)	$7	$317	$319

The expense amounts reflected above represent only the direct costs attributable to the Willis Re business and exclude allocations of corporate costs that will be retained following the sale. Neither the discontinued operations presented above, nor the unallocated corporate costs, reflect the impact of any cost reimbursement that will be received under a Transition Services Agreement following the closing of the transaction upon the satisfaction or waiver of closing conditions.

The following table summarizes the total assets and liabilities of Willis Re classified as held for sale within our condensed consolidated balance sheets at the balance sheet dates presented:

	September 30, 2021	December 31, 2020
Assets held for sale:
Cash and cash equivalents	$53	$50
Fiduciary assets	3,853	3,157
Accounts receivable, net	199	147
Fixed assets, net	1	1
Goodwill	812	812
Other intangible assets, net	8	8
Right-of-use assets	1	1
Other assets	34	40
Total assets held for sale	$4,961	$4,216
Liabilities held for sale:
Fiduciary liabilities	$3,853	$3,157
Deferred revenue and accrued expenses	101	118
Liability for pension benefits	1	2
Lease liabilities	1	1
Provision for liabilities	1	1
Other liabilities	163	126
Total liabilities held for sale	$4,120	$3,405

Certain amounts included in the condensed consolidated balance sheets have been excluded from the held-for-sale balances disclosed since the assets are not transferring under the terms of the sale agreement, and instead will be settled by the Company. At September 30, 2021 and December 31, 2020, these excluded amounts are comprised of fiduciary assets of $3.8 billion and $3.0 billion, respectively, and their corresponding equal fiduciary liabilities, and accounts receivable, net balances of $155 million and $100 million, respectively.

Miller Divestiture

On March 1, 2021, the Company completed the transaction to sell its U.K.-based, majority-owned wholesale subsidiary Miller for final total consideration of GBP 623 million ($818 million), which includes amounts paid to the minority shareholder. The $356 million net tax-exempt gain on the sale was included in Other income, net in the condensed consolidated statement of comprehensive income for the nine months ended September 30, 2021. Prior to disposal, Miller was included within the Investment, Risk and Reinsurance segment.

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

Note 4 — Revenue

All periods presented have been recast to exclude the revenue and receivables of Willis Re, which have been reclassified as discontinued operations and assets held for sale, respectively, on the Company’s condensed consolidated financial statements (see Note 3 – Divestitures).

Disaggregation of Revenue

The Company reports revenue by segment in Note 5 — Segment Information. The following tables present revenue by service offering and segment, as well as reconciliations to total revenue for the three and nine months ended September 30, 2021 and 2020. Along with reimbursable expenses and other, total revenue by service offering represents our revenue from customer contracts.

	Three Months Ended September 30,
	HCB		CRB		IRR		BDA		Corporate (i)		Total
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Broking	$68	$62	$621	$592	$11	$71	$119	$100	$—	$—	$819	$825
Consulting	561	529	39	31	111	97	—	—	2	1	713	658
Outsourced administration	122	126	17	16	4	4	123	126	—	—	266	272
Other	97	77	4	4	46	48	—	—	1	1	148	130
Total revenue by service offering	848	794	681	643	172	220	242	226	3	2	1,946	1,885
Reimbursable expenses and other (i)	10	10	—	—	2	1	2	2	(9)	(10)	5	3
Total revenue from customer contracts	$858	$804	$681	$643	$174	$221	$244	$228	$(6)	$(8)	$1,951	$1,888
Interest and other income (ii)	4	2	16	6	—	—	—	—	2	1	22	9
Total revenue	$862	$806	$697	$649	$174	$221	$244	$228	$(4)	$(7)	$1,973	$1,897

	Nine Months Ended September 30,
	HCB		CRB		IRR		BDA		Corporate (i)		Total
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Broking	$248	$216	$2,026	$1,877	$67	$238	$391	$288	$—	$—	$2,732	$2,619
Consulting	1,732	1,642	128	118	348	282	—	—	6	4	2,214	2,046
Outsourced administration	377	376	58	57	12	11	377	378	—	—	824	822
Other	196	165	12	6	188	185	—	—	3	3	399	359
Total revenue by service offering	2,553	2,399	2,224	2,058	615	716	768	666	9	7	6,169	5,846
Reimbursable expenses and other (i)	33	36	1	1	4	6	6	7	(9)	2	35	52
Total revenue from customer contracts	$2,586	$2,435	$2,225	$2,059	$619	$722	$774	$673	$—	$9	$6,204	$5,898
Interest and other income (ii)	10	14	71	31	—	—	3	—	4	3	88	48
Total revenue	$2,596	$2,449	$2,296	$2,090	$619	$722	$777	$673	$4	$12	$6,292	$5,946

______________

(i)

Reimbursable expenses and other, as well as Corporate revenue, are excluded from segment revenue, but included in total revenue on the condensed consolidated statements of comprehensive income. Amounts included in Corporate revenue may include eliminations, adjustments to reserves and impacts from hedged revenue transactions.

(ii)

Interest and other income is included in segment revenue and total revenue. However, it has been presented separately in the above tables because it does not arise directly from contracts with customers. The significant increase in CRB’s interest and other income resulted from book-of-business settlements.

The following tables present revenue by the geography where our work is performed for the three and nine months ended September 30, 2021 and 2020. Reconciliations to total revenue on our condensed consolidated statements of comprehensive income and to segment revenue are shown in the tables above.

	Three Months Ended September 30,
	HCB		CRB		IRR		BDA		Corporate		Total
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
North America	$485	$465	$310	$287	$45	$39	$239	$224	$2	$1	$1,081	$1,016
Great Britain	137	120	143	138	86	117	—	—	—	—	366	375
Western Europe	135	129	116	112	18	44	—	—	1	1	270	286
International	91	80	112	106	23	20	3	2	—	—	229	208
Total revenue by geography	$848	$794	$681	$643	$172	$220	$242	$226	$3	$2	$1,946	$1,885

	Nine Months Ended September 30,
	HCB		CRB		IRR		BDA		Corporate		Total
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
North America	$1,430	$1,403	$865	$816	$136	$117	$760	$660	$7	$5	$3,198	$3,001
Great Britain	427	363	471	435	343	401	—	—	—	—	1,241	1,199
Western Europe	444	404	521	483	69	139	—	—	2	2	1,036	1,028
International	252	229	367	324	67	59	8	6	—	—	694	618
Total revenue by geography	$2,553	$2,399	$2,224	$2,058	$615	$716	$768	$666	$9	$7	$6,169	$5,846

Contract Balances

The Company reports accounts receivable, net on the condensed consolidated balance sheet, which includes billed and unbilled receivables and current contract assets. In addition to accounts receivable, net, the Company had the following non-current contract assets and deferred revenue balances at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Billed receivables, net of allowance for doubtful accounts of $44 million and $40 million	$1,360	$1,589
Unbilled receivables	511	445
Current contract assets	194	374
Accounts receivable, net	$2,065	$2,408
Non-current accounts receivable, net	$23	$34
Non-current contract assets	$431	$327
Deferred revenue	$636	$547

During the three and nine months ended September 30, 2021, revenue of $39 million and $408 million, respectively, was recognized that was reflected as deferred revenue at December 31, 2020. During the three months ended September 30, 2021, revenue of $262 million was recognized that was reflected as deferred revenue at June 30, 2021.

During the three and nine months ended September 30, 2021, the Company recognized revenue of $16 million and $62 million, respectively, related to performance obligations satisfied prior to 2021.

Performance Obligations

The Company has contracts for which performance obligations have not been satisfied as of September 30, 2021 or have been partially satisfied as of this date. The following table shows the expected timing for the satisfaction of the remaining performance obligations. This table does not include contract renewals or variable consideration, which was excluded from the transaction prices in accordance with the guidance on constraining estimates of variable consideration.

In addition, in accordance with ASC 606, Revenue From Contracts With Customers (‘ASC 606’), the Company has elected not to disclose the remaining performance obligations when one or both of the following circumstances apply:

•	Performance obligations which are part of a contract that has an original expected duration of less than one year, and
•	Performance obligations satisfied in accordance with ASC 606-10-55-18 (‘right to invoice’).

	Remainder of 2021	2022	2023 onward	Total
Revenue expected to be recognized on contracts as of September 30, 2021	$174	$546	$788	$1,508

Since most of the Company’s contracts are cancellable with less than one year’s notice and have no substantive penalty for cancellation, the majority of the Company’s remaining performance obligations as of September 30, 2021 have been excluded from the table above.

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

All periods presented have been recast to exclude the operating results of Willis Re, which was included within IRR and has been reclassified to discontinued operations (see Note 3 – Divestitures).

The following table presents segment revenue and segment operating income for our reportable segments for the three months ended September 30, 2021 and 2020.

	Three Months Ended September 30,
	HCB		CRB		IRR		BDA		Total
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Segment revenue	$852	$796	$697	$649	$172	$220	$242	$226	$1,963	$1,891

Segment operating income/(loss)	$242	$209	$114	$81	$22	$20	$(19)	$(11)	$359	$299

The following table presents segment revenue and segment operating income for our reportable segments for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,
	HCB		CRB		IRR		BDA		Total
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Segment revenue	$2,563	$2,413	$2,295	$2,089	$615	$716	$771	$666	$6,244	$5,884

Segment operating income/(loss)	$654	$582	$457	$343	$108	$108	$(22)	$(31)	$1,197	$1,002

The following table presents reconciliations of the information reported by segment to the Company’s condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Total segment revenue	$1,963	$1,891	$6,244	$5,884
Reimbursable expenses and other	10	6	48	62
Revenue	$1,973	$1,897	$6,292	$5,946

Total segment operating income	$359	$299	$1,197	$1,002
Amortization	(85)	(108)	(285)	(347)
Transaction and integration, net (i)	952	(42)	877	(65)
Unallocated, net (ii)	(95)	(83)	(277)	(310)
Income from operations	1,131	66	1,512	280
Interest expense	(50)	(61)	(161)	(184)
Other income, net	105	156	617	321
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$1,186	$161	$1,968	$417

(i)

Includes mainly transaction costs related to the proposed Aon combination prior to its termination. For the three and nine months ended September 30, 2021, includes the $1 billion income receipt related to the termination of the proposed Aon transaction.

(ii)

Includes certain costs, primarily related to corporate functions which are not directly related to the segments, and certain differences between budgeted expenses determined at the beginning of the year and actual expenses that we report for U.S. GAAP purposes. Additionally, these costs also include corporate costs that had previously been allocated to Willis Re, due to the reclassification of the Willis Re results as discontinued operations.

The Company does not currently provide asset information by reportable segment as it does not routinely evaluate the total asset position by segment.

Note 6 — Income Taxes

Provision for income taxes on continuing operations for the three and nine months ended September 30, 2021 was $267 million and $386 million, respectively, compared to $42 million and $133 million for the three and nine months ended September 30, 2020, respectively. The effective tax rates were 22.5% and 19.6% for the three and nine months ended September 30, 2021, respectively, and 26.6% and 31.9% for the three and nine months ended September 30, 2020, respectively. These effective tax rates are calculated using extended values from our condensed consolidated statements of comprehensive income and are therefore more precise tax rates than can be calculated from rounded values. The current-quarter effective tax rate includes a $250 million estimated tax expense related to the income receipt of the termination payment, however the prior-year effective tax rate for the three months ended September 30, 2020 was higher due to an additional deferred tax expense related to the enacted U.K. statutory tax rate change. The prior-year effective tax rate for the nine months ended September 30, 2020 was higher due to additional tax expense recognized in connection with the temporary provisions of the Coronavirus Aid, Relief, and Economic Security (‘CARES’) Act.

The amounts above exclude the benefit from income tax attributable to discontinued operations of $3 million and the provision for income tax expense of $70 million for the three and nine months ended September 30, 2021, respectively, as well as the provisions for income tax expense of $4 million and $66 million for the three and nine months ended September 30, 2020, respectively.

The Company recognizes deferred tax balances related to the undistributed earnings of subsidiaries when it expects that it will recover those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of the investments. Historically, we have not provided taxes on cumulative earnings of our subsidiaries that have been reinvested indefinitely. As a result of our plans to restructure or distribute accumulated earnings of certain foreign operations, we have recorded an estimate of foreign withholding and state income taxes. In addition, in connection with the Willis Re divestiture, we have recorded an estimated deferred tax expense for certain Willis Re subsidiaries whose outside basis differences are no longer considered indefinitely reinvested. However, we assert that the historical cumulative earnings of our other subsidiaries are reinvested indefinitely, and therefore do not provide deferred tax liabilities on these amounts.

The Company records valuation allowances against net deferred tax assets based on whether it is more likely than not that the deferred tax assets will be realized. We have liabilities for uncertain tax positions under ASC 740 of $45 million, excluding interest and penalties. The Company believes the outcomes that are reasonably possible within the next 12 months may result in a reduction in the liability for uncertain tax positions of approximately $5 million to $9 million, excluding interest and penalties.

Note 7 — Goodwill and Other Intangible Assets

The components of goodwill are outlined below for the nine months ended September 30, 2021:

	HCB	CRB	IRR	BDA	Total
Balance at December 31, 2020:
Goodwill, gross (i)	$4,346	$2,378	$882	$3,278	$10,884
Accumulated impairment losses	(130)	(362)	—	—	(492)
Goodwill, net - December 31, 2020	4,216	2,016	882	3,278	10,392
Goodwill disposals	—	(7)	(188)	—	(195)
Foreign exchange	(28)	(25)	2	—	(51)
Balance at September 30, 2021:
Goodwill, gross	4,318	2,346	696	3,278	10,638
Accumulated impairment losses	(130)	(362)	—	—	(492)
Goodwill, net - September 30, 2021	$4,188	$1,984	$696	$3,278	$10,146

(i)

Excludes $812 million of goodwill associated with our IRR segment, which has been reclassified as assets held for sale on our condensed consolidated balance sheets at both September 30, 2021 and December 31, 2020 in conjunction with the pending divestiture of our Willis Re business.

Other Intangible Assets

The following table reflects changes in the net carrying amounts of the components of finite-lived intangible assets for the nine months ended September 30, 2021:

	Client relationships	Software	Trademark and trade name	Other	Total
Balance at December 31, 2020:
Intangible assets, gross	$4,058	$761	$1,054	$103	$5,976
Accumulated amortization	(2,028)	(659)	(220)	(34)	(2,941)
Intangible assets, net - December 31, 2020 (i)	2,030	102	834	69	3,035
Intangible asset disposals	(47)	—	(8)	—	(55)
Amortization	(193)	(49)	(32)	(11)	(285)
Foreign exchange	(14)	—	(1)	1	(14)
Balance at September 30, 2021:
Intangible assets, gross	3,837	742	1,040	104	5,723
Accumulated amortization	(2,061)	(689)	(247)	(45)	(3,042)
Intangible assets, net - September 30, 2021	$1,776	$53	$793	$59	$2,681

(i)

Excludes $8 million of intangible assets, net, which have been reclassified as assets held for sale on our condensed consolidated balance sheets at both September 30, 2021 and December 31, 2020 in conjunction with the pending divestiture of our Willis Re business.

The weighted-average remaining life of amortizable intangible assets at September 30, 2021 was 13.1 years.

The table below reflects the future estimated amortization expense for amortizable intangible assets for the remainder of 2021 and for subsequent years:

Amortization
Remainder of 2021	$84
2022	307
2023	254
2024	223
2025	203
Thereafter	1,610
Total	$2,681

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

These derivatives were designated as hedging instruments and at September 30, 2021 and December 31, 2020 had total notional amounts of $129 million and $340 million, respectively, and had net asset fair values of $3 million and $5 million, respectively. As part of and prior to our disposal of Miller (see Note 3 – Divestitures), and prior to their contract expiration, we closed derivatives designated as hedging instruments with notional values of $27 million that were outstanding at December 31, 2020.

At September 30, 2021, the Company estimates, based on current exchange rates, there will be $2 million of net derivative gains on forward exchange rates reclassified from accumulated other comprehensive loss into earnings within the next twelve months as the forecast transactions affect earnings. At September 30, 2021, our longest outstanding maturity was 1.6 years.

The effects of the material derivative instruments that are designated as hedging instruments on the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2021 and 2020 are below. Amounts pertaining to the ineffective portion of hedging instruments and those excluded from effectiveness testing were immaterial for the three and nine months ended September 30, 2021 and 2020.

	(Loss)/gain recognized in OCL (effective element)
	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Forward exchange contracts	$(2)	$6	$3	$(21)

Location of (loss)/gain reclassified from Accumulated OCL into income (effective element)	(Loss)/gain reclassified from Accumulated OCL into income (effective element)
	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue	$(1)	$(2)	$(3)	$(4)
Salaries and benefits	2	(2)	5	(3)
Discontinued operations	—	—	3	(1)
	$1	$(4)	$5	$(8)

We also enter into foreign currency transactions, primarily to hedge certain intercompany loans and other balance sheet exposures in currencies other than the functional currency of a given entity. These derivatives are not generally designated as hedging instruments, and at September 30, 2021 and December 31, 2020, we had notional amounts of $1.9 billion and $1.5 billion, respectively, and had a net liability fair value of $21 million and a net asset fair value of $15 million, respectively.

The effects of derivatives that have not been designated as hedging instruments on the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2021 and 2020 are as follows:

		(Loss)/gain recognized in income
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments:	Location of (loss)/gain recognized in income	2021	2020	2021	2020
Forward exchange contracts	Other income, net	$(7)	$5	$(36)	$(15)

Note 9 — Debt

Current debt consists of the following:

	September 30, 2021	December 31, 2020
Revolving $1.25 billion credit facility (i)	$—	$—
5.750% senior notes due 2021	—	500
3.500% senior notes due 2021	—	449
2.125% senior notes due 2022 (ii)	625	—
Current portion of collateralized facility	19	22
	$644	$971

Long-term debt consists of the following:

	September 30, 2021	December 31, 2020
Revolving $1.25 billion credit facility	$—	$—
Collateralized facility (iii)	19	33
2.125% senior notes due 2022 (ii)	—	659
4.625% senior notes due 2023	249	249
3.600% senior notes due 2024	648	647
4.400% senior notes due 2026	546	546
4.500% senior notes due 2028	596	596
2.950% senior notes due 2029	727	726
6.125% senior notes due 2043	271	271
5.050% senior notes due 2048	395	395
3.875% senior notes due 2049	542	542
	$3,993	$4,664

(i)	The $1.25 billion revolving credit facility expires on March 7, 2022 (see Note 18 – Subsequent Event for additional information).
(ii)	Notes issued in Euro (€540 million).
(iii)	At September 30, 2021 and December 31, 2020, the Company had $82 million and $98 million, respectively, of renewal commissions receivables pledged as collateral for this facility.

Payments of 3.500% Senior Notes due 2021 and 5.750% Senior Notes due 2021

In August 2021, the Company called the $450 million 3.500% senior notes due to mature in September 2021. The Company repaid the principal and interest in August 2021 using cash on-hand.

In March 2021, the $500 million 5.750% senior notes matured. The principal and interest were repaid by the Company using cash on-hand.

At September 30, 2021 and December 31, 2020 we were in compliance with all financial covenants.

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

The following tables present our assets and liabilities measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020:

		Fair Value Measurements on a Recurring Basis at September 30, 2021
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds / exchange traded funds	Prepaid and other current assets and other non-current assets	$9	$—	$—	$9
Derivatives:
Derivative financial instruments (i)	Prepaid and other current assets and other non-current assets	$—	$4	$—	$4
Liabilities:
Contingent consideration:
Contingent consideration (ii)	Other current liabilities and other non-current liabilities	$—	$—	$30	$30
Derivatives:
Derivative financial instruments (i)	Other current liabilities and other non-current liabilities	$—	$22	$—	$22

		Fair Value Measurements on a Recurring Basis at December 31, 2020
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds / exchange traded funds	Prepaid and other current assets and other non-current assets	$8	$—	$—	$8
Derivatives:
Derivative financial instruments (i)	Prepaid and other current assets and other non-current assets	$—	$27	$—	$27
Liabilities:
Contingent consideration:
Contingent consideration (ii)	Other current liabilities and other non-current liabilities	$—	$—	$45	$45
Derivatives:
Derivative financial instruments (i)	Other current liabilities and other non-current liabilities	$—	$7	$—	$7

(i)	See Note 8 — Derivative Financial Instruments for further information on our derivative investments.
(ii)

Probability weightings are based on our knowledge of the past and planned performance of the acquired entity to which the contingent consideration applies. The fair value weighted-average discount rates used in our material contingent consideration calculations were 11.01% and 9.46% at September 30, 2021 and December 31, 2020, respectively. The range of these discount rates was 3.53% - 13.00% at September 30, 2021. Using different probability weightings and discount rates could result in an increase or decrease of the contingent consideration payable.

The following table summarizes the change in fair value of the Level 3 liabilities:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	September 30, 2021
Balance at December 31, 2020	$45
Obligations assumed	—
Payments	(19)
Realized and unrealized gains	5
Foreign exchange	(1)
Balance at September 30, 2021	$30

There were no significant transfers to or from Level 3 in the nine months ended September 30, 2021.

The following tables present our assets and liabilities not measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Long-term note receivable	$70	$72	$71	$73
Liabilities:
Current debt	$644	$651	$971	$985
Long-term debt	$3,993	$4,560	$4,664	$5,488

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

Components of Net Periodic Benefit (Income)/Cost for Defined Benefit Pension and Post-retirement Welfare Plans

The following tables set forth the components of net periodic benefit (income)/cost for the Company’s defined benefit pension and PRW plans for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021				2020
	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW
Service cost	$19	$4	$6	$—	$18	$4	$5	$—
Interest cost	24	14	3	—	32	18	4	1
Expected return on plan assets	(79)	(42)	(9)	—	(73)	(63)	(8)	—
Settlement	—	1	2	—	—	—	—	—
Amortization of net loss	8	7	1	1	9	6	—	—
Amortization of prior service credit	—	(4)	1	(1)	—	(4)	—	(1)
Net periodic benefit (income)/cost	$(28)	$(20)	$4	$—	$(14)	$(39)	$1	$—

	Nine Months Ended September 30,
	2021				2020
	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW
Service cost	$59	$13	$18	$—	$54	$11	$15	$—
Interest cost	71	42	9	1	98	54	11	2
Expected return on plan assets	(233)	(128)	(28)	—	(218)	(184)	(25)	—
Settlement	1	2	2	—	2	1	—	—
Amortization of net loss	30	21	4	2	26	17	2	1
Amortization of prior service credit	—	(13)	1	(3)	—	(12)	—	(3)
Net periodic benefit (income)/cost	$(72)	$(63)	$6	$—	$(38)	$(113)	$3	$—

Amounts related to discontinued operations in the tables above were not material during the three and nine months ended September 30, 2021 and 2020.

Employer Contributions to Defined Benefit Pension Plans

The Company made $60 million of contributions to its U.S. plans for the nine months ended September 30, 2021 and does not anticipate making any additional contributions over the remainder of the fiscal year. The Company made contributions of $28 million to its U.K. plans for the nine months ended September 30, 2021 and anticipates making additional contributions of $14 million for the remainder of the fiscal year. The Company made contributions of $22 million to its other plans for the nine months ended September 30, 2021 and anticipates making additional contributions of $3 million for the remainder of the fiscal year.

Defined Contribution Plans

The Company made contributions to its defined contribution plans of $36 million and $118 million during the three and nine months ended September 30, 2021, respectively, and $39 million and $122 million during the three and nine months ended September 30, 2020, respectively.

Note 12 — Leases

The following tables present lease costs recorded on our condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Finance lease cost:
Amortization of right-of-use assets	$—	$1	$1	$2
Interest on lease liabilities	1	—	2	2
Operating lease cost	43	45	134	138
Short-term lease cost	—	1	1	1
Variable lease cost	13	14	39	37
Sublease income	(6)	(6)	(16)	(16)
Total lease cost, net	$51	$55	$161	$164

Amounts related to discontinued operations in the tables above were not material during the three and nine months ended September 30, 2021 and 2020.

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

Errors and omissions claims, lawsuits, and other proceedings arising in the ordinary course of business are covered in part by professional indemnity or other appropriate insurance. The terms of this insurance vary by policy year. Regarding self-insured risks, the Company has established provisions which are believed to be adequate in light of current information and legal advice, or, in certain cases, where a range of loss exists, the Company accrues the minimum amount in the range if no amount within the range is a better estimate than any other amount. The Company adjusts such provisions from time to time according to developments. See Note 14 — Supplementary Information for Certain Balance Sheet Accounts for the amounts accrued at September 30, 2021 and December 31, 2020 in the condensed consolidated balance sheets.

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

Note 14 — Supplementary Information for Certain Balance Sheet Accounts

Additional details of specific balance sheet accounts are detailed below. The information at both dates presented excludes the assets and liabilities of Willis Re, which have been reclassified to held for sale as appropriate on the condensed consolidated balance sheets.

Deferred revenue and accrued expenses consist of the following:

	September 30, 2021	December 31, 2020
Accounts payable, accrued liabilities and deferred income	$911	$854
Accrued discretionary and incentive compensation	674	749
Litigation settlements	—	210
Accrued vacation	170	155
Other employee-related liabilities	74	75
Total deferred revenue and accrued expenses	$1,829	$2,043

Other current liabilities consist of the following:

	September 30, 2021	December 31, 2020
Dividends payable	$114	$103
Income and other taxes payable	333	96
Interest payable	22	68
Deferred compensation plan liabilities	39	51
Contingent and deferred consideration on acquisitions	17	39
Payroll-related liabilities	263	264
Derivatives	22	5
Third-party commissions	87	95
Other current liabilities	53	72
Total other current liabilities	$950	$793

Provision for liabilities consists of the following:

	September 30, 2021	December 31, 2020
Claims, lawsuits and other proceedings	$335	$325
Other provisions	66	81
Total provision for liabilities	$401	$406

Other non-current liabilities consist of the following:

	September 30, 2021	December 31, 2020
Deferred compensation plan liability	$100	$103
Contingent and deferred consideration on acquisitions	13	16
Liabilities for uncertain tax positions	45	49
Derivatives	—	2
Finance leases	17	19
Other non-current liabilities	64	92
Total other non-current liabilities	$239	$281

Note 15 — Other Income, Net

Other income, net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Gain on disposal of operations	$23	$85	$380	$83
Net periodic pension and postretirement benefit credits	79	76	227	227
Interest in earnings of associates and other investments	1	(1)	5	4
Foreign exchange gain/(loss)	1	(2)	4	7
Other	1	(2)	1	—
Other income, net	$105	$156	$617	$321

Certain prior period amounts within the tables above have been reclassified to discontinued operations within the condensed consolidated statements of income.

Note 16 — Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of non-controlling interests, and net of tax are provided in the following tables for the three and nine months ended September 30, 2021 and 2020. These tables exclude amounts attributable to non-controlling interests, which are not material for further disclosure.

	Foreign currency translation (i)		Derivative instruments (i)		Defined pension and post-retirement benefit costs (ii)		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Quarter-to-date activity:
Balance at June 30, 2021 and 2020, respectively	$(376)	$(698)	$13	$(6)	$(1,915)	$(1,686)	$(2,278)	$(2,390)
Other comprehensive (loss)/income before reclassifications	(81)	119	(1)	5	2	—	(80)	124
(Gain)/loss reclassified from accumulated other comprehensive loss (net of income tax benefit of $8 and $2, respectively)	—	—	(1)	4	—	9	(1)	13
Net current-period other comprehensive (loss)/income	(81)	119	(2)	9	2	9	(81)	137
Balance at September 30, 2021 and 2020, respectively	$(457)	$(579)	$11	$3	$(1,913)	$(1,677)	$(2,359)	$(2,253)

Year-to-date activity:
Balance at December 31, 2020 and 2019, respectively	$(400)	$(538)	$9	$13	$(1,968)	$(1,702)	$(2,359)	$(2,227)
Other comprehensive (loss)/income before reclassifications	(101)	(41)	7	(17)	2	2	(92)	(56)
Loss/(gain) reclassified from accumulated other comprehensive loss (net of income tax benefit of $15 and $9, respectively) (iii)	44	—	(5)	7	53	23	92	30
Net current-period other comprehensive (loss)/income	(57)	(41)	2	(10)	55	25	—	(26)
Balance at September 30, 2021 and 2020, respectively	$(457)	$(579)	$11	$3	$(1,913)	$(1,677)	$(2,359)	$(2,253)

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

Note 17 — Earnings Per Share

Basic and diluted earnings per share from continuing operations attributable to Willis Towers Watson and discontinued operations, net of tax are calculated by dividing net income from continuing operations attributable to Willis Towers Watson and discontinued operations, net of tax, respectively, by the average number of ordinary shares outstanding during each period. The computation of diluted earnings per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue shares were exercised or converted into shares or resulted in the issuance of shares that then shared in the net income of the Company.

At September 30, 2021 and 2020, there were 0.6 million and 0.4 million restricted performance-based stock units outstanding, respectively, and 0.1 million and 0.3 million time-based share options outstanding, respectively. Additionally, at September 30, 2021 and 2020, there were 0.3 million performance-based options outstanding, and the Company’s restricted time-based stock units were immaterial.

Basic and diluted earnings per share from continuing operations attributable to Willis Towers Watson and discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income from continuing operations	$919	$119	$1,582	$284
Less: Income attributable to non-controlling interests	(4)	(1)	(9)	(17)
Income from continuing operations attributable to Willis Towers Watson	$915	$118	$1,573	$267

(Loss)/income from discontinued operations, net of tax	$(12)	$3	$247	$253

Basic average number of shares outstanding	129	130	130	130
Dilutive effect of potentially issuable shares	—	—	—	—
Diluted average number of shares outstanding	129	130	130	130

Basic earnings per share from continuing operations attributable to Willis Towers Watson	$7.10	$0.91	$12.14	$2.06
Dilutive effect of potentially issuable shares	(0.02)	—	(0.04)	(0.01)
Diluted earnings per share from continuing operations attributable to Willis Towers Watson	$7.08	$0.91	$12.10	$2.05

Basic (loss)/earnings per share from discontinued operations, net of tax	$(0.09)	$0.02	$1.90	$1.95
Dilutive effect of potentially issuable shares	—	—	—	(0.01)
Diluted (loss)/earnings per share from discontinued operations, net of tax	$(0.09)	$0.02	$1.90	$1.94

For the three and nine months ended September 30, 2021, 0.4 million and 0.3 million restricted stock units, respectively, were not included in the computation of the dilutive effect of potentially issuable shares because their effect was anti-dilutive; there were no anti-dilutive restricted stock units for the three and nine months ended September 30, 2020. There were no anti-dilutive options for the three and nine months ended September 30, 2021 and 2020.

Note 18 — Subsequent Event

On October 6, 2021, Trinity Acquisition plc entered into a second amended and restated revolving credit facility (the ‘new RCF’) for $1.5 billion that will mature on October 6, 2026. This new RCF replaces the previous $1.25 billion revolving credit facility which was due to expire in March of 2022.

Borrowing costs under the $1.5 billion facility differ if the borrowing is a ‘base rate’ borrowing or a ‘Eurocurrency’ borrowing, both as defined by the new RCF, and equal the sum of the relevant benchmark plus a margin based on the Company’s senior unsecured long-term debt rating:

•

For base rate borrowings, the benchmark rate will be the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50%, and (c) the one-month LIBOR rate plus 1.0%.  The margin on the base rate benchmark is 0.00% to 0.75% depending on the Company’s senior unsecured long-term debt rating.

•

For Eurocurrency or Sterling Overnight Interbank Average Rate (‘SONIA’) borrowings, the rate will be the applicable LIBOR rate or SONIA (as applicable based on the currency of the borrower) plus a margin of 1.0% to 1.75% depending on the Company’s guaranteed unsecured long-term debt rating. In anticipation of the cessation of LIBOR, the new RCF provides for a benchmark rate adjustment that will be added to the replacement benchmark rate to reflect the differential between LIBOR and the replacement benchmark (e.g., the Secured Overnight Financing Rate). This adjustment amount will be a function of both the currency and borrowing tenor.

The new RCF also carries a commitment (unused) fees of 0.09% to 0.25%, which is also based on the Company’s senior unsecured long-term debt rating.

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

The transaction was approved by the shareholders of both WTW and Aon during meetings of the respective shareholders held on August 26, 2020. On June 16, 2021, the U.S. Department of Justice filed suit in U.S. District Court in the District of Columbia against WTW and Aon, seeking to enjoin the proposed business combination between the two companies (among other relief). On July 26, 2021, WTW and Aon announced they had terminated the business combination agreement and that Aon had agreed to pay WTW $1 billion, in connection with such termination, which was received by WTW on July 27, 2021. The $1 billion income receipt has been included in transaction and integration, net in the condensed consolidated statements of operations. See Note 1 – Nature of Operations in Part I, Item 1 ‘Financial Statements’ in this Form 10-Q for additional information.

2022 Business Organization

During the third quarter of 2021, the Company announced its intention to align under two segments effective January 1, 2022. These changes are being made in conjunction with changes in the WTW leadership team, including the appointment of a new chief executive officer who will be the chief operating decision maker on that date. In 2022, the two new segments will be Health, Wealth and Career (‘HWC’) and Risk and Broking (‘RB’). The HWC segment will include businesses currently aligned under the Human Capital and Benefits segment, the Benefits Delivery and Administration segment, and the Investment business, currently under the Investment, Risk and Reinsurance segment. The RB segment will include businesses currently aligned under the Corporate Risk and Broking segment, as well as the Insurance Consulting and Technology business, currently under the Investment, Risk and Reinsurance segment.

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

From time to time, including but not limited to the period that followed the announcement of the proposed Aon combination, we have lost (and may in the future continue to lose) colleagues who manage substantial client relationships or possess substantial experience or expertise; when we lose colleagues such as those, it often results in such colleagues competing against us. Further, the full impact of this competition may be delayed due to the timing of restrictive covenants or client renewals. We expect that this dynamic, which was most pronounced in our Corporate Risk and Broking segment in the second and third quarters of 2021, may cause the segment’s near-term growth rates to steer towards the lower end of the range of industry-expected averages (that is, around mid-single digit growth). This dynamic may be difficult to predict, given that the adverse impact in future periods is more significant than in the current period, and it is possible that growth could be different than expected and our results of operations could be significantly and adversely impacted.

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

On an annual basis for 2021, although we expect that approximately 18% of our revenue from continuing operations will be generated in the U.K., we expect that approximately 12% of revenue from continuing operations will be denominated in Pounds sterling, as much of the insurance business is transacted in U.S. dollars. We expect that approximately 18% of our expenses from continuing operations will be denominated in Pounds sterling. We have a Company hedging strategy for this aspect of our business, which is designed to mitigate significant fluctuations in currency.

Risks and Uncertainties of the COVID-19 Pandemic and the Related Economic Environment

The COVID-19 pandemic has had an adverse impact on global commercial activity, particularly on the global supply chain and workforce availability, and has contributed to significant volatility in the global financial markets including, among other effects, occasional declines in the equity markets, changes in interest rates and reduced liquidity on a global basis. With regard to the effects on our own business operations and those of our clients, suppliers and other third parties with whom we interact, the Company has regularly considered the impact of COVID-19 and the wider economic results on our business, taking into account our business resilience and continuity plans, financial modeling and stress testing of liquidity and financial resources.

Generally, the COVID-19 pandemic did not have a material adverse impact on our overall financial results during 2020 or on our results through the third quarter of 2021; however, during 2020 and through the first quarter of 2021, the COVID-19 pandemic had a negative impact on our revenue growth, primarily in our businesses that are discretionary in nature. We saw an increased demand for these services, which improved revenue growth, in the second and third quarters of 2021. We believe this positive trend could continue for the remainder of the year with some variability based on further disruptions to the supply chain, workforce availability, vaccination rates and further social-distancing orders in jurisdictions where we do business.

We have considered this outlook as part of the significant estimates and assumptions that are inherent in our financial statements, including the collectability of billed and unbilled receivables, the estimation of revenue, and the fair value of our reporting units, tangible and intangible assets and contingent consideration. Although the primary revenue impact of the pandemic has been on certain discretionary lines of business, non-discretionary lines of business have also been, to some extent, adversely affected and may be adversely affected in the future. Further, reduced economic activity or disruption in insurance markets could reduce the demand for or the extent of insurance coverage. Also, the increased frequency and severity of coverage disputes between our clients and (re)insurers arising out of the pandemic could increase our professional liability risk. In 2021, global labor market shifts have become more pronounced, having a negative effect on workforce availability, which could hamper our ability to grow our capacity on pace with increasing demand for our services. We expect the market for talent to remain highly competitive for at least the next several months. We will continue to monitor the situation and assess any implications to our business and our stakeholders.

The extent to which COVID-19 impacts our business and financial position will depend on future developments, which are difficult to predict. These future developments may include the severity and scope of the COVID-19 outbreak, which may unexpectedly change or worsen, and the types and duration of measures imposed by governmental authorities to contain the virus or address its impact. We continue to expect that the COVID-19 pandemic and the related impacts on the wider economic environment will negatively impact our revenue and operating results in fiscal 2021. We believe that these trends and uncertainties are similar to those faced by other comparable registrants as a result of the pandemic. See Part I, Item 1A ‘Risk Factors’ in our Annual Report on Form 10-K, filed with the SEC on February 23, 2021 for a discussion of actual and potential impacts of COVID-19 on our business, clients and operations.

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

Financial Statement Overview

For all financial information presented herein, the operating results of Willis Re have been reclassified as discontinued operations (see Note 3 – Divestitures in Part I, Item 1 ‘Financial Statements’ in this Form 10-Q for additional information).

The table below sets forth our summarized condensed consolidated statements of comprehensive income and data as a percentage of revenue for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	($ in millions, except per share data)
Revenue	$1,973	100%	$1,897	100%	$6,292	100%	$5,946	100%
Costs of providing services
Salaries and benefits	1,255	64%	1,238	65%	3,991	63%	3,807	64%
Other operating expenses	385	20%	370	20%	1,169	19%	1,210	20%
Depreciation	69	3%	73	4%	212	3%	237	4%
Amortization	85	4%	108	6%	285	5%	347	6%
Transaction and integration, net	(952)	(48)%	42	2%	(877)	(14)%	65	1%
Total costs of providing services	842		1,831		4,780		5,666
Income from operations	1,131	57%	66	3%	1,512	24%	280	5%
Interest expense	(50)	(3)%	(61)	(3)%	(161)	(3)%	(184)	(3)%
Other income, net	105	5%	156	8%	617	10%	321	5%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,186	60%	161	8%	1,968	31%	417	7%
Provision for income taxes	(267)	(14)%	(42)	(2)%	(386)	(6)%	(133)	(2)%
INCOME FROM CONTINUING OPERATIONS	919	47%	119	6%	1,582	25%	284	5%
(LOSS)/INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	(12)	(1)%	3	—%	247	4%	253	4%
Income attributable to non-controlling interests	(4)	—%	(1)	—%	(9)	—%	(17)	—%
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$903	46%	$121	6%	$1,820	29%	$520	9%
Diluted earnings per share	$6.99		$0.93		$14.00		$3.99

Consolidated Revenue (Continuing Operations)

Revenue was $2.0 billion for the three months ended September 30, 2021, compared to $1.9 billion for the three months ended September 30, 2020, an increase of $76 million, or 4%, on an as-reported basis. Adjusting for the impacts of foreign currency and acquisitions and disposals, our organic revenue growth was 7% for the three months ended September 30, 2021. Revenue for the nine months ended September 30, 2021 was $6.3 billion, compared to $5.9 billion for the nine months ended September 30, 2020, an increase of $346 million, or 6%, on an as-reported basis. Adjusting for the impacts of foreign currency and acquisitions and disposals, our organic revenue growth was 6% for the nine months ended September 30, 2021. The increases to our as-reported revenue for both the current and prior-year periods were driven by strong performances in all segments.

Our revenue can be materially impacted by changes in currency conversions, which can fluctuate significantly over the course of a calendar year. For the three months ended September 30, 2021, currency translation increased our consolidated revenue by $27 million. For the nine months ended September 30, 2021, currency translation increased our consolidated revenue by $190 million. The primary currencies driving these changes were the Pound sterling and Euro.

The following table details our top five markets based on the percentage of consolidated revenue (in U.S. dollars) from the countries where work was performed for the nine months ended September 30, 2021. These figures do not represent the currency of the related revenue, which is presented in the next table.

Geographic Region	% of Revenue
United States	49%
United Kingdom	19%
France	5%
Canada	3%
Germany	3%

The table below details the percentage of our revenue and expenses by transactional currency for the nine months ended September 30, 2021.

Transactional Currency	Revenue	Expenses (i)
U.S. dollars	55%	52%
Pounds sterling	13%	19%
Euro	17%	13%
Other currencies	15%	16%

(i)

These percentages exclude certain expenses for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. These items include amortization of intangible assets and transaction and integration, net.

The following tables set forth the total revenue for the three and nine months ended September 30, 2021 and 2020 and the components of the changes in total revenue for the three and nine months ended September 30, 2021, as compared to the prior-year period:

				Components of Revenue Change (i)
			As		Constant
	Three Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2021	2020	Change	Impact	Change	Divestitures	Change
	($ in millions)
Revenue	$1,973	$1,897	4%	1%	3%	(4)%	7%

				Components of Revenue Change (i)
			As		Constant
	Nine Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2021	2020	Change	Impact	Change	Divestitures	Change
	($ in millions)
Revenue	$6,292	$5,946	6%	3%	3%	(4)%	6%

(i)	Components of revenue change may not add due to rounding.

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

We expect to continue to experience unpredictable volatility in demand around our discretionary services and solutions. Clients may defer or delay decision-making on planned work or seek to terminate existing agreements for these discretionary services and solutions.

We recognize that the broad, global nature of the COVID-19 crisis has generally impacted the liquidity of our clients and led to disruptions in workforce availability. We continue to monitor the global outbreak of the COVID-19 pandemic and are taking steps to mitigate the risks to us posed by its spread by working with our clients, colleagues, suppliers and other stakeholders. Due to the global breadth of the COVID-19 spread and the range of governmental and community reactions thereto, there is on-going uncertainty around its duration, severity, ultimate impact and the timing of recovery. We will continue to monitor global developments in the rollout of vaccines and government rules and restrictions. We believe the pandemic and workforce availability issues will continue to cause an extended disruption of economic activity for the remainder of 2021 and into 2022, and the impact on our consolidated results of operations, financial position and cash flows could be material. Meanwhile, although we cannot predict how long this situation will last, we continue to focus on maintaining a strong balance sheet, liquidity and financial flexibility.

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

The following table sets forth HCB segment revenue for the three months ended September 30, 2021 and 2020, and the components of the change in revenue for the three months ended September 30, 2021 from the three months ended September 30, 2020.

				Components of Revenue Change (i)
			As		Constant
	Three Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2021	2020	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$852	$796	7%	2%	5%	—%	6%

(i)	Components of revenue change may not add due to rounding.

HCB segment revenue for the three months ended September 30, 2021 and 2020 was $852 million and $796 million, respectively. On an organic basis, Talent and Rewards led the segment’s revenue growth, driven by strong market demand for rewards advisory work coupled with talent and compensation products. Health and Benefits revenue grew primarily from increased consulting work and commissions in North America alongside continued expansion of our local portfolios and global benefits management appointments outside of North America. Technology and Administrative Solutions revenue increased due to new project and client activity in Great Britain. Retirement revenue was materially flat with growth in Great Britain driven by funding and Guaranteed Minimum Pension (‘GMP’) equalization work largely offset by a decline in revenue in North America, resulting from decreased de-risking activity.

The following table sets forth HCB segment revenue for the nine months ended September 30, 2021 and 2020, and the components of the change in revenue for the nine months ended September 30, 2021 from the nine months ended September 30, 2020.

				Components of Revenue Change (i)
			As		Constant
	Nine Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2021	2020	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$2,563	$2,413	6%	3%	3%	—%	3%

(i)	Components of revenue change may not add due to rounding.

HCB segment revenue for the nine months ended September 30, 2021 and 2020 was $2.6 billion and $2.4 billion, respectively. On an organic basis, Talent and Rewards led the segment’s revenue growth, driven by strong market demand for broad-based talent and rewards advisory work coupled with talent and compensation products. Health and Benefits revenue grew primarily from increased consulting work in North America alongside continued expansion of our local portfolios and global benefits management appointments outside of North America. Retirement revenue increased with growth in Great Britain driven by funding and Guaranteed Minimum Pension (‘GMP’) equalization work and increased consulting project activity in Western Europe and International. Technology and Administrative Solutions revenue increased due to new project and client activity in Great Britain.

Corporate Risk and Broking (‘CRB’)

The CRB segment provides a broad range of risk advice, insurance broking and consulting services to our clients worldwide, ranging from small businesses to multinational corporations. The segment delivers integrated global solutions tailored to client needs and underpinned by data and analytics.

The following table sets forth CRB segment revenue for the three months ended September 30, 2021 and 2020, and the components of the change in revenue for the three months ended September 30, 2021 from the three months ended September 30, 2020.

				Components of Revenue Change (i)
			As		Constant
	Three Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2021	2020	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$697	$649	7%	1%	6%	—%	6%

(i)	Components of revenue change may not add due to rounding.

CRB segment revenue for the three months ended September 30, 2021 and 2020 was $697 million and $649 million, respectively. On an organic basis, North America led the segment primarily from new business across M&A, FINEX, Construction and Aerospace alongside gains recorded in connection with book-of-business settlements. The gains from the book-of-business sales relate to settlements when colleagues depart for a competitor, which has the impact of increasing revenue in the quarter of the settlement. However, we expect these departures will result in decreasing revenue going-forward due to the increase in competition. Revenue in International, Great Britain and Western Europe also increased with new business generation and strong renewals across several insurance lines, most notably, in FINEX and Retail.

The following table sets forth CRB segment revenue for the nine months ended September 30, 2021 and 2020, and the components of the change in revenue for the nine months ended September 30, 2021 from the nine months ended September 30, 2020.

				Components of Revenue Change (i)
			As		Constant
	Nine Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2021	2020	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$2,295	$2,089	10%	3%	6%	—%	6%

(i)	Components of revenue change may not add due to rounding.

CRB segment revenue for the nine months ended September 30, 2021 and 2020 was $2.3 billion and $2.1 billion, respectively. On an organic basis, North America led the segment with strong renewals, primarily in FINEX, alongside gains recorded in connection with book-of-business settlements. International and Great Britain revenue increased with new business generation primarily in the FINEX and Construction insurance lines. Revenue in Western Europe was materially flat as new business wins and renewal expansion was offset by challenges related to senior staff departures.

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

In August 2021, the Company entered into an agreement with Arthur J. Gallagher & Co. to sell Willis Re, with the transaction expected to be completed no later than the end of the first quarter of 2022 (see Note 3 — Divestitures within Item 1 of this Quarterly Report on Form 10-Q for further information). As a result, we have reclassified revenue associated with Willis Re to discontinued operations within our condensed consolidated statements of comprehensive income, and therefore it is not included for each of the periods presented below.

In September 2020, the Company sold its Max Matthiessen business, and the sale of Miller, its wholesale insurance broking subsidiary, was completed on March 1, 2021 (see Note 3 — Divestitures within Item 1 of this Quarterly Report on Form 10-Q for further information).

The following table sets forth IRR segment revenue for the three months ended September 30, 2021 and 2020, and the components of the change in revenue for the three months ended September 30, 2021 from the three months ended September 30, 2020.

				Components of Revenue Change (i)
			As		Constant
	Three Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2021	2020	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$172	$220	(22)%	2%	(24)%	(34)%	10%

(i)	Components of revenue change may not add due to rounding.

IRR segment revenue for the three months ended September 30, 2021 and 2020 was $172 million and $220 million, respectively. On an organic basis, advisory-related fees led the revenue growth in both our Insurance Consulting and Technology business and Investment business, which was further aided by increased contingent performance fees.

The following table sets forth IRR segment revenue for the nine months ended September 30, 2021 and 2020, and the components of the change in revenue for the nine months ended September 30, 2021 from the nine months ended September 30, 2020.

				Components of Revenue Change (i)
			As		Constant
	Nine Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2021	2020	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$615	$716	(14)%	4%	(18)%	(30)%	12%

(i)	Components of revenue change may not add due to rounding.

IRR segment revenue for the nine months ended September 30, 2021 and 2020 was $615 million and $716 million, respectively. On an organic basis, advisory-related fees led the revenue growth in both our Investment business and Insurance Consulting and Technology business. Revenue growth in these businesses was further aided by increased contingent performance fees and software sales. The growth was partially offset by a decline in Wholesale’s revenue in the first quarter as a result of headwinds across coverage lines coupled with a strategic shift in its operating model.

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

The following table sets forth BDA segment revenue for the three months ended September 30, 2021 and 2020, and the components of the change in revenue for the three months ended September 30, 2021 from the three months ended September 30, 2020.

				Components of Revenue Change (i)
			As		Constant
	Three Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2021	2020	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$242	$226	7%	—%	7%	—%	7%

(i)	Components of revenue change may not add due to rounding.

BDA segment revenue for the three months ended September 30, 2021 and 2020 was $242 million and $226 million, respectively. BDA’s organic revenue increase was led by Individual Marketplace, primarily by TRANZACT, which generated revenue of $111 million in the third quarter with strong growth in Medicare Advantage and Life sales. Benefits Outsourcing revenue also increased, driven by its expanded client base.

The following table sets forth BDA segment revenue for the nine months ended September 30, 2021 and 2020, and the components of the change in revenue for the nine months ended September 30, 2021 from the nine months ended September 30, 2020.

				Components of Revenue Change (i)
			As		Constant
	Nine Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2021	2020	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$771	$666	16%	—%	16%	1%	15%

(i)	Components of revenue change may not add due to rounding.

BDA segment revenue for the nine months ended September 30, 2021 and 2020 was $771 million and $666 million, respectively. BDA’s organic revenue increase was led by Individual Marketplace, primarily by TRANZACT, which generated year-to-date revenue of $375 million with strong growth in Medicare Advantage and Life sales. Benefits Outsourcing revenue also increased, driven by its expanded client base.

Costs of Providing Services (Continuing Operations)

For all financial information presented herein, the operating results of Willis Re have been reclassified as discontinued operations (see Note 3 – Divestitures in Part I, Item 1 ‘Financial Statements’ in this Form 10-Q for additional information).

Total costs of providing services for the three months ended September 30, 2021 were $842 million, compared to $1.8 billion for the three months ended September 30, 2020, a decrease of $989 million, or 54%. Total costs of providing services for the nine months ended September 30, 2021 were $4.8 billion, compared to $5.7 billion for the nine months ended September 30, 2020, a decrease of $886 million, or 16%. These decreases were primarily due to the $1 billion income receipt related to the termination of the proposed Aon transaction during the current quarter. See the following discussion for further details.

Salaries and benefits

Salaries and benefits for the three months ended September 30, 2021 were $1.3 billion, compared to $1.2 billion for the three months ended September 30, 2020, an increase of $17 million, or 1%. The increase this quarter was mostly due to higher incentive and benefit accruals as compared to the prior year. Salaries and benefits, as a percentage of revenue, represented 64% and 65% for the three months ended September 30, 2021 and 2020, respectively.

Salaries and benefits for the nine months ended September 30, 2021 were $4.0 billion, compared to $3.8 billion for the nine months ended September 30, 2020, an increase of $184 million, or 5%. The increase for the first nine months of 2021 is primarily due to higher incentive and benefit accruals for the period along with increases in our share-based compensation expense. Higher stock prices in 2021 drove most of the increase in share-based compensation expense, since our liability-classified awards are adjusted to fair value each quarter based on our share price. Salaries and benefits, as a percentage of revenue, represented 63% and 64% for the nine months ended September 30, 2021 and 2020, respectively.

Other operating expenses

Other operating expenses for the three months ended September 30, 2021 were $385 million, compared to $370 million for the three months ended September 30, 2020, an increase of $15 million, or 4%. The increase was mostly due to higher marketing and professional insurance costs, partially offset by lower non-income tax and local office costs for the current quarter as compared to the same period in the prior year. Other operating expenses were $1.2 billion for both the nine months ended September 30, 2021 and 2020, a decrease of $41 million, or 3%. This improvement was primarily due to decreases in travel and entertainment costs, local office expenses, bad debt expense and non-income tax costs, partially offset by higher marketing and insurance costs for the first nine months of 2021 as compared to the same period in the prior year.

Depreciation

Depreciation for the three months ended September 30, 2021 was $69 million, compared to $73 million for the three months ended September 30, 2020, a decrease of $4 million, or 5%. The quarter-over-quarter decrease was due to a lower depreciable base of assets due to business disposals and reduced capital expenditures in 2021. Depreciation for the nine months ended September 30, 2021 was $212 million, compared to $237 million for the nine months ended September 30, 2020, a decrease of $25 million, or 11%. The year-over-year decrease was primarily due to the prior year acceleration of depreciation of $35 million related to the abandonment of an internally-developed software asset prior to being placed in service. This decrease was partially offset by additional assets placed in service during 2020 and 2021.

Amortization

Amortization for the three months ended September 30, 2021 was $85 million, compared to $108 million for the three months ended September 30, 2020, a decrease of $23 million, or 21%. Amortization for the nine months ended September 30, 2021 was $285 million, compared to $347 million for the nine months ended September 30, 2020, a decrease of $62 million, or 18%. Our intangible amortization is generally more heavily weighted to the initial years of the useful lives of the related intangibles, and therefore amortization related to intangible assets will continue to decrease over time.

Transaction and integration, net

Transaction and integration, net for the three months ended September 30, 2021 was income of $952 million, compared to $42 million of expenses for the three months ended September 30, 2020. Transaction and integration, net for the nine months ended September 30, 2021 was $877 million of income, compared to $65 million of expenses for the nine months ended September 30, 2020. The income for both the current quarter and year-to-date was primarily due to the $1 billion income receipt related to the termination of the proposed Aon transaction during the quarter, partially offset by costs mostly related to the terminated proposed transaction. The expenses for the three and nine months ended September 30, 2020 consist of transaction costs, primarily legal fees and other professional fees, related to the proposed combination with Aon prior to its termination.

Income from Operations

Income from operations for the three months ended September 30, 2021 was $1.1 billion, compared to $66 million for the three months ended September 30, 2020, an increase of $1.1 billion. Income from operations for the nine months ended September 30, 2021 was $1.5 billion, compared to $280 million for the nine months ended September 30, 2020, an increase of $1.2 billion. The increases in both the quarter and year-to-date results were mostly due to the $1 billion income receipt from the termination of the proposed Aon transaction and higher revenue.

Interest Expense

Interest expense for the three months ended September 30, 2021 was $50 million, compared to $61 million for the three months ended September 30, 2020, a decrease of $11 million, or 18%. Interest expense for the nine months ended September 30, 2021 was $161 million, compared to $184 million for the nine months ended September 30, 2020, a decrease of $23 million, or 13%. These decreases were primarily the result of lower levels of indebtedness in the current year.

Other Income, Net

Other income, net for the three months ended September 30, 2021 was $105 million, compared to $156 million for the three months ended September 30, 2020, a decrease of $51 million, primarily resulting from a lower net gain on disposals of operations during the current-year period.

Other income, net for the nine months ended September 30, 2021 was $617 million, compared to $321 million for the nine months ended September 30, 2020, an increase of $296 million, primarily resulting from the net gain on disposals of operations, mostly due to the disposal of our Miller business (see Note 3 – Divestitures in Part I, Item 1 ‘Financial Statements’ in this Form 10-Q).

Provision for Income Taxes

Provision for income taxes on continuing operations for the three months ended September 30, 2021 was $267 million, compared to $42 million for the three months ended September 30, 2020, an increase of $225 million. The effective tax rate was 22.5% for the three months ended September 30, 2021, and 26.6% for the three months ended September 30, 2020. Provision for income taxes on continuing operations for the nine months ended September 30, 2021 was $386 million, compared to $133 million for the nine months ended September 30, 2020, an increase of $253 million. The effective tax rate was 19.6% for the nine months ended September 30, 2021 and 31.9% for the nine months ended September 30, 2020. These effective tax rates are calculated using extended values from our condensed consolidated statements of comprehensive income and are therefore more precise tax rates than can be calculated from rounded values. The current quarter effective tax rate includes a $250 million estimated tax expense related to the income receipt of the termination payment, however the prior year effective tax rate for the three months ended September 30, 2020 was higher due to an additional deferred tax expense related to the enacted U.K. statutory tax rate change. The prior-year nine months effective tax rate was higher due to additional tax expense recognized in connection with the temporary provisions of the Coronavirus Aid, Relief, and Economic Security (‘CARES’) Act.

(Loss)/Income from Discontinued Operations, Net of Tax

Loss from discontinued operations, net of tax for the three months ended September 30, 2021 was $12 million, compared to income from discontinued operations, net of tax of $3 million for the three months ended September 30, 2020, a decrease of $15 million. Income from discontinued operations, net of tax for the nine months ended September 30, 2021 was $247 million, compared to $253 million for the nine months ended September 30, 2020, a decrease of $6 million. The operations of our Willis Re business have been reclassified to discontinued operations upon our entering into an agreement to sell the business during the third quarter of 2021 (see Note 3 – Divestitures in Part I, Item 1 ‘Financial Statements’ in this Form 10-Q). See the following discussion for further details.

Revenue from discontinued operations

Revenue from discontinued operations for the three months ended September 30, 2021 was $111 million, compared to $112 million for the three months ended September 30, 2020, a decrease of $1 million. Revenue from discontinued operations for the nine months ended September 30, 2021 was $668 million, compared to revenue of $642 million for the nine months ended September 30, 2020, an increase of $26 million which was driven by new business wins and favorable renewal factors in the first half of the year.

Salaries and benefits

Salaries and benefits attributable to discontinued operations for the three months ended September 30, 2021 was $97 million, compared to $93 million for the three months ended September 30, 2020, an increase of $4 million. Salaries and benefits attributable to discontinued operations for the nine months ended September 30, 2021 was $291 million, compared to $281 million for the three months ended September 30, 2020, an increase of $10 million. The increases for both the three and nine months ended September 30, 2021 related to increased incentive accruals.

Other operating expenses

Other operating expenses attributable to discontinued operations for the three months ended September 30, 2021 was $29 million, compared to $12 million for the three months ended September 30, 2020, an increase of $17 million. Other operating expenses attributable to discontinued operations for the nine months ended September 30, 2021 were $60 million, compared to $43 million for the nine months ended September 30, 2020, an increase of $17 million. The increase in costs in 2021 is due primarily to transaction costs related to the pending sale of the business to Arthur J. Gallagher & Co.

Depreciation and amortization

Depreciation and amortization was not material for the three months ended September 30, 2021 and 2020 and was $1 million and $2 million for the nine months ended September 30, 2021 and 2020, respectively.

Other income, net

Other income, net was not material for the three months ended September 30, 2021 and 2020 and was $1 million and $3 million for the nine months ended September 30, 2021 and 2020, respectively, which was entirely attributable to foreign currency transaction gains.

(Benefit from)/provision for income taxes on discontinued operations

The benefit from income taxes attributable to discontinued operations was $3 million, compared to a provision for income tax expense of $4 million for the three months ended September 30, 2021 and 2020, respectively. The provisions for income tax expense were $70 million and $66 million for the nine months ended September 30, 2021 and 2020, respectively.

Net Income Attributable to Willis Towers Watson

Net income attributable to Willis Towers Watson for the three months ended September 30, 2021 was $903 million, compared to $121 million for the three months ended September 30, 2020, an increase of $782 million. Net income attributable to Willis Towers Watson for the nine months ended September 30, 2021 was $1.8 billion, compared to $520 million for the nine months ended September 30, 2020, an increase of $1.3 billion. The increases for both periods were primarily due to the $1 billion income receipt from the termination of the proposed Aon transaction and higher revenue, with the year-to-date results also benefitting from the sale of our Miller business in the first quarter of 2021 (see Note 3 – Divestitures in Part I, Item 1 ‘Financial Statements’ in this Form 10-Q).

Liquidity and Capital Resources

Executive Summary

Our principal sources of liquidity are funds generated by operating activities, available cash and cash equivalents and amounts available under our revolving credit facilities and any new debt offerings, which were subject to the limitations set forth in the Aon combination agreement prior to the Termination.

The COVID-19 pandemic has contributed to significant volatility in financial markets, including occasional declines in equity markets, changes in interest rates and reduced liquidity on a global basis. Specific to Willis Towers Watson, the COVID-19 pandemic has had a negative impact on discretionary work we perform for our clients, although we have seen a demand for these services begin to return in the second quarter of 2021 and continue through the third quarter of 2021. We continue to have decreased spending on travel and associated expenses and third-party contractors, and we have the ability to contain spending on discretionary projects and certain capital expenditures.

Based on our current balance sheet and cash flows, current market conditions and information available to us at this time, we believe that Willis Towers Watson has access to sufficient liquidity, which includes all of the borrowing capacity available to draw against our recently-amended and restated $1.5 billion revolving credit facility (see Note 18 — Subsequent Event in Part I, Item 1 ‘Financial Statements’ in this Quarterly Report on Form 10-Q for further information), to meet our cash needs for the next twelve months, including investments in the business for growth, scheduled debt repayments, share repurchases and dividend payments. During the nine months ended September 30, 2021, we made payments of $185 million (net of reimbursements) for the settlement of obligations related to the Stanford and Willis Towers Watson merger-related securities litigations, and we repaid in full the $450 million of 3.500% senior notes which matured in the third quarter of 2021 and the $500 million of 5.750% senior notes which matured in the first quarter of 2021, along with the respective related interest, using currently available cash. During the third quarter of 2021 we also restarted our share repurchase programs and repurchased $1 billion of stock, and have authorization to repurchase a further $4.5 billion.

Additionally, the operating results and balance sheets of Willis Re were reclassified to discontinued operations during the quarter. Willis Re’s cash balances at September 30, 2021 and December 31, 2020 were $53 million and $50 million, respectively. Willis Re’s operating cash flows approximate its pre-tax income and any adjustments for working capital movements (see Note 3 — Divestitures in Part I, Item 1 ‘Financial Statements’ in this Quarterly Report on Form 10-Q for further information), and is expected to be partially offset by reimbursements through a Transition Services Agreement.

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

We continue to have certain subsidiaries whose earnings have not been deemed permanently reinvested, for which we have been accruing estimates of the tax effects of such repatriation. In addition, in connection with the Willis Re divestiture, we have recorded an estimated deferred tax expense for certain Willis Re subsidiaries whose outside basis differences are no longer considered indefinitely reinvested. Excluding these certain subsidiaries, we continue to assert that the historical cumulative earnings for the remainder of our subsidiaries have been reinvested indefinitely and therefore do not provide deferred taxes on these amounts. If future events, including material changes in estimates of cash, working capital, long-term investment requirements or additional legislation relating to U.S. Tax Reform, necessitate that these earnings be distributed, an additional provision for income and foreign withholding taxes, net of credits, may be necessary. Other potential sources of cash may be through the settlement of intercompany loans or return of capital distributions in a tax-efficient manner.

Cash and Cash Equivalents

Our cash and cash equivalents (including the cash balances of Willis Re) at September 30, 2021 totaled $2.2 billion, compared to $2.0 billion at December 31, 2020. The increase in cash from December 31, 2020 to September 30, 2021 was primarily due to the $1 billion income receipt related to the termination of the proposed Aon transaction and the net proceeds from the sale of our Miller business in the amount of $696 million along with strong operating results. However, the $1 billion of income receipt was offset by stock repurchases made during the third quarter of 2021 in the same amount. These additions to cash were further partially offset by the payments in full of our $450 million of 3.500% senior notes, $500 million of 5.750% senior notes, net legal settlement payments of $185 million (related to the Stanford and Willis Towers Watson merger settlements), and higher bonus payments and benefit-related items of $189 million made in the first half of 2021.

Additionally, we had all of the borrowing capacity available to draw against our then-current $1.25 billion revolving credit facility at both September 30, 2021 and December 31, 2020. The facility was replaced on October 6, 2021 and we now have borrowing capacity of $1.5 billion under the new revolving credit facility. See Note 18 – Subsequent Event within Item 1 of this Quarterly Report on Form 10-Q for further information on the new revolving credit facility.

Included within cash and cash equivalents at September 30, 2021 and December 31, 2020 are amounts held for regulatory capital adequacy requirements, including $120 million and $88 million, respectively, held within our regulated U.K. entities.

Summarized Condensed Consolidated Cash Flows

The following table presents the summarized condensed consolidated cash flow information for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
	(in millions)
Net cash from/(used in):
Operating activities	$1,877	$1,206
Investing activities	577	(108)
Financing activities	(2,305)	(334)
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	149	764
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(24)	(5)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD (i)	2,096	895
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (i)	$2,221	$1,654

(i)

Cash, cash equivalents and restricted cash included $6 million, $7 million, $7 million and $8 million of restricted cash at September 30, 2021, December 31, 2020, September 30, 2020 and December 31, 2019, respectively, which is included within prepaid and other current assets on our condensed consolidated balance sheets. Additionally, cash, cash equivalents and restricted cash included $53 million, $50 million, $56 million and $56 million of cash attributable to discontinued operations at September 30, 2021, December 31, 2020, September 30, 2020 and December 31, 2019, respectively, which is included within assets held for sale on our condensed consolidated balance sheets.

Cash Flows From Operating Activities

Cash flows from operating activities were $1.9 billion for the nine months ended September 30, 2021, compared to $1.2 billion for the nine months ended September 30, 2020. The $1.9 billion of net cash from operating activities for the nine months ended September 30, 2021 included net income of $1.8 billion and $200 million of non-cash adjustments, partially offset by changes in operating assets and liabilities of $152 million. This increase in cash flows from operating activities as compared to the prior year was primarily due the $1 billion of income receipt related to the termination of the proposed Aon transaction partially offset by net legal settlement payments of $185 million as well as $189 million of increased bonus and benefit-related payments made during the nine months ended September 30, 2021.

The $1.2 billion of net cash from operating activities for the nine months ended September 30, 2020 included net income of $537 million and $582 million of non-cash adjustments, as wells as favorable changes in operating assets and liabilities of $87 million.

Cash Flows From/(Used In) Investing Activities

Cash flows from investing activities for the nine months ended September 30, 2021 were $577 million as compared to cash flows used in investing activities of $108 million for the nine months ended September 30, 2020. The cash flows from investing activities for the nine months ended September 30, 2021 primarily include the net proceeds from the sale of Miller of $696 million and another smaller sale of $30 million, partially offset by capital expenditures and capitalized software additions of $149 million.

The cash flows used in investing activities in the prior year period were primarily driven by capital expenditures, capitalized software additions and an acquisition during the first quarter of 2020.

Cash Flows Used In Financing Activities

Cash flows used in financing activities for the nine months ended September 30, 2021 were $2.3 billion. The significant financing activities included share repurchases of $1.0 billion, debt repayments of $970 million along with dividend payments of $275 million.

Cash flows used in financing activities for the nine months ended September 30, 2020 were $334 million. The significant financing activities included dividend payments of $259 million and net debt-related payments of $39 million.

Indebtedness

Total debt, total equity, and the capitalization ratios at September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020
	($ in millions)
Long-term debt	$3,993	$4,664
Current debt	644	971
Total debt	$4,637	$5,635

Total Willis Towers Watson shareholders’ equity	$11,393	$10,820

Capitalization ratio	28.9%	34.2%

The capitalization ratio decreased from December 31, 2020 due to the August 2021 repayment of our $450 million 3.500% senior notes and March 2021 repayment of our $500 million 5.750% senior notes (see Note 9 — Debt  in Part I, Item 1 ‘Financial Statements’ in this Quarterly Report on Form 10-Q for further information), as well as the increase in shareholders’ equity driven by strong earnings during the first nine months of the year, which included the gain on the Miller wholesale business and the income receipt related to the termination of the proposed Aon transaction, partially offset by $1.0 billion of share repurchases.

At September 30, 2021, our mandatory debt repayments over the next twelve months include $626 million outstanding on our 2.125% senior notes due 2022 and $19 million outstanding on our collateralized facility. In addition, our $1.25 billion revolving credit facility was set to expire on March 7, 2022, but was replaced on October 6, 2021 by our recently-amended and restated $1.5 billion revolving credit facility (see Note 18 — Subsequent Event in Part I, Item 1 ‘Financial Statements’ in this Quarterly Report on Form 10-Q for further information).

At September 30, 2021 and December 31, 2020 we were in compliance with all financial covenants.

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

At September 30, 2021 and December 31, 2020, we had fiduciary funds of $4.1 billion and $4.3 billion, respectively, of which $2.5 billion at both balance sheet dates presented are attributable to our Willis Re business.

Share Repurchase Program

The Company is authorized to repurchase shares, by way of redemption or otherwise, and will consider whether to do so from time to time, based on many factors, including market conditions. There are no expiration dates for our repurchase plans or programs.

On February 26, 2020, the board of directors approved a $251 million increase to the existing share repurchase program. On July 26, 2021, the board of directors approved a $1.0 billion increase to the existing share repurchase program, and on September 16, 2021, approved a $4.0 billion increase to the existing share repurchase program. These three increases brought the total approved authorization to $5.5 billion.

At September 30, 2021, approximately $4.5 billion remained on the current repurchase authority. The maximum number of shares that could be repurchased based on the closing price of our ordinary shares on September 30, 2021 of $232.46 was 19,358,169.

During the three and nine months ended September 30, 2021, the Company had the following share repurchase activity:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Shares repurchased	4,455,544	4,455,544
Average price per share	$224.44	$224.44
Aggregate repurchase cost (excluding broker costs)	$1.0 billion	$1.0 billion

During the first half of 2021, the Company had no share repurchase activity. A share repurchase prohibition existed under the transaction agreement for the proposed Aon combination. Following the Termination, there are no longer any contractual prohibitions on share repurchases.

Capital Commitments

Capital expenditures for fixed assets and software for internal use were $109 million during the nine months ended September 30, 2021. The Company estimates that there will be additional such expenditures of approximately $61 million during the remainder of 2021. We currently expect cash from operations to adequately provide for these cash needs. There have been no material changes to our capital commitments since December 31, 2020.

Dividends

Total cash dividends of $275 million were paid during the nine months ended September 30, 2021. In July 2021, the board of directors approved an increased quarterly cash dividend of $0.80 per share ($3.20 per share annualized rate), which was paid on October 15, 2021 to shareholders of record as of September 30, 2021.

Supplemental Guarantor Financial Information

As of September 30, 2021, Willis Towers Watson has issued the following debt securities (the ‘notes’):

a)

Willis North America Inc. (‘Willis North America’) has approximately $2.9 billion senior notes outstanding, of which $650 million were issued on May 16, 2017, $1.0 billion were issued on September 10, 2018, $1.0 billion were issued on September 10, 2019, and $275 million were issued on May 29, 2020; and

b)

Trinity Acquisition plc has approximately $1.7 billion senior notes outstanding, of which $525 million were issued on August 15, 2013, $550 million were issued on March 22, 2016 and €540 million ($609 million) were issued on May 26, 2016, and a $1.25 billion revolving credit facility established on March 7, 2017, on which no balance is currently outstanding.

The following table presents a summary of the entities that issue each note and those wholly-owned subsidiaries of the Company that guarantee each respective note on a joint and several basis as of September 30, 2021. These subsidiaries are all consolidated by Willis Towers Watson plc (the ‘parent company’) and together with the parent company comprise the ‘Obligor group’.

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

Each member of the Obligor group has only a stockholder’s claim on the assets of the non-guarantor subsidiaries. This stockholder’s claim is junior to the claims that creditors have against those non-guarantor subsidiaries. Holders of the notes will only be creditors of the Obligor group and not creditors of the non-guarantor subsidiaries. As a result, all of the existing and future liabilities of the non-guarantor subsidiaries, including any claims of trade creditors and preferred stockholders, will be structurally senior to the notes. As of and for the periods ended September 30, 2021 and December 31, 2020, the non-guarantor subsidiaries represented substantially all of the total assets and accounted for substantially all of the total revenue of the Company prior to consolidating adjustments. The non-guarantor subsidiaries have other liabilities, including contingent liabilities that may be significant. Each indenture does not contain any limitations on the amount of additional debt that the Obligor group and the non-guarantor subsidiaries may incur. The amounts of this debt could be substantial, and this debt may be debt of the non-guarantor subsidiaries, in which case this debt would be effectively senior in right of payment to the notes.

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

Intercompany balances and transactions between members of the Obligor group have been eliminated. All intercompany balances and transactions between the Obligor group and the non-guarantor subsidiaries have been presented in the disclosures below on a net presentation basis, rather than a gross basis, as this better reflects the nature of the intercompany positions and presents the funding or funded position that is to be received or owed.  The intercompany balances and transactions between the Obligor group and non-guarantor subsidiaries, presented below, relate to a number of items including loan funding for acquisitions and other purposes, transfers of surplus cash between subsidiary companies, funding provided for working capital purposes, settlement of expense accounts, transactions related to share-based payment arrangements and share issuances, intercompany royalty arrangements, intercompany dividends and intercompany interest. At September 30, 2021 and December 31, 2020, the intercompany balances of the Obligor group with non-guarantor subsidiaries were net receivables of $500 million at both balance sheet dates presented and net payables of $8.3 billion and $7.6 billion, respectively.

No balances or transactions of non-guarantor subsidiaries are presented in the disclosures other than the intercompany items noted above.

Presented below is certain summarized financial information for the Obligor group.

`	As of September 30, 2021	As of December 31, 2020
	(in millions)
Total current assets	$201	$161
Total non-current assets	676	671
Total current liabilities	6,850	5,116
Total non-current liabilities	6,551	8,434

Nine months ended September 30, 2021
(in millions)
Revenue	$246
Income from operations	1,027
Income from operations before income taxes (i)	969
Net income	847
Net income attributable to Willis Towers Watson	847

(i) Includes intercompany expense, net of the Obligor group from non-guarantor subsidiaries of $45 million for the nine months ended September 30, 2021.

Non-GAAP Financial Measures

In order to assist readers of our condensed consolidated financial statements in understanding the core operating results that Willis Towers Watson’s management uses to evaluate the business and for financial planning purposes, we present the following non-GAAP measures and their most directly comparable U.S. GAAP measure:

Most Directly Comparable U.S. GAAP Measure	Non-GAAP Measure
As reported change	Constant currency change
As reported change	Organic change
Income from operations/margin	Adjusted operating income/margin
Net income/margin	Adjusted EBITDA/margin
Net income attributable to Willis Towers Watson	Adjusted net income
Diluted earnings per share	Adjusted diluted earnings per share
Income from continuing operations before income taxes	Adjusted income before taxes
Provision for income taxes/U.S. GAAP tax rate	Adjusted income taxes/tax rate
Net cash from operating activities	Free cash flow

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

Within the measures referred to as ‘adjusted’, we adjust for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. Some of these items may not be applicable for the current quarter, however they may be part of our full-year results. These items include the following:

•

Restructuring costs and transaction and integration, net – Management believes it is appropriate to adjust for restructuring costs and transaction and integration, net when they relate to a specific significant program with a defined set of activities and costs that are not expected to continue beyond a defined period of time, or significant acquisition-related transaction expenses. We believe the adjustment is necessary to present how the Company is performing, both now and in the future when the incurrence of these costs will have concluded. Transaction and integration, net in 2021 includes the income receipt related to the termination of the proposed Aon transaction.

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

For all financial information presented herein (with the exception of Free Cash Flow), the operating results of Willis Re have been reclassified as discontinued operations (see Note 3 – Divestitures in Part I, Item 1 ‘Financial Statements’ in this Form 10-Q for additional information).

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

Reconciliations of the reported changes to the constant currency and organic changes for the three and nine months ended September 30, 2021 from the three and nine months ended September 30, 2020 are as follows:

				Components of Revenue Change (i)
			As		Constant
	Three Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2021	2020	Change	Impact	Change	Divestitures	Change
	($ in millions)
Revenue (ii)	$1,973	$1,897	4%	1%	3%	(4)%	7%

				Components of Revenue Change (i)
			As		Constant
	Nine Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2021	2020	Change	Impact	Change	Divestitures	Change
	($ in millions)
Revenue (ii)	$6,292	$5,946	6%	3%	3%	(4)%	6%

(i)	Components of revenue change may not add due to rounding.
(ii)	Excludes revenue (reclassified as discontinued operations) associated with our Willis Re business.

Adjusting for the impacts of foreign currency and acquisitions and disposals in the calculation of our organic activity, our revenue growth was 7% for the three months ended September 30, 2021 and 6% for the nine months ended September 30, 2021. The increases to our revenue for both the current and prior-year periods were driven by strong performances in all segments.

Adjusted Operating Income/Margin

We consider adjusted operating income/margin to be important financial measures, which are used internally to evaluate and assess our core operations and to benchmark our operating results against our competitors.

Adjusted operating income is defined as income from operations adjusted for amortization, transaction and integration, net and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results. Adjusted operating income margin is calculated by dividing adjusted operating income by revenue.

Reconciliations of income from operations to adjusted operating income for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Income from operations	$1,131	$66	$1,512	$280
Adjusted for certain items:
Abandonment of long-lived asset	—	—	—	35
Amortization	85	108	285	347
Transaction and integration, net	(952)	42	(877)	65
Provision for significant litigation	—	15	—	15
Adjusted operating income	$264	$231	$920	$742

Income from operations margin	57.3%	3.5%	24.0%	4.7%
Adjusted operating income margin	13.4%	12.2%	14.6%	12.5%

Adjusted operating income increased for the three months ended September 30, 2021 to $264 million from $231 million for the three months ended September 30, 2020 and increased for the nine months ended September 30, 2021 to $920 million from $742 million for the nine months ended September 30, 2020. These increases resulted mostly from higher revenue.

Adjusted EBITDA/Margin

We consider adjusted EBITDA/margin to be important financial measures, which are used internally to evaluate and assess our core operations, to benchmark our operating results against our competitors and to evaluate and measure our performance-based compensation plans.

Adjusted EBITDA is defined as net income adjusted for loss/(income) from discontinued operations, net of tax, provision for income taxes, interest expense, depreciation and amortization, transaction and integration, net, gains and losses on disposals of operations and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results. Adjusted EBITDA margin is calculated by dividing adjusted EBITDA by revenue.

Reconciliations of net income to adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
NET INCOME	$907	$122	$1,829	$537
Loss/(income) from discontinued operations, net of tax	12	(3)	(247)	(253)
Provision for income taxes	267	42	386	133
Interest expense	50	61	161	184
Depreciation (i)	69	73	212	237
Amortization	85	108	285	347
Transaction and integration, net	(952)	42	(877)	65
Provision for significant litigation	—	15	—	15
Gain on disposal of operations	(23)	(85)	(380)	(83)
Adjusted EBITDA	$415	$375	$1,369	$1,182

Net income margin	46.0%	6.4%	29.1%	9.0%
Adjusted EBITDA margin	21.0%	19.8%	21.8%	19.9%

(i)	Includes abandonment of long-lived asset of $35 million for the nine months ended September 30, 2020.

Adjusted EBITDA for the three months ended September 30, 2021 was $415 million, compared to $375 million for the three months ended September 30, 2020, and was $1.4 billion for the nine months ended September 30, 2021, compared to $1.2 billion for the nine months ended September 30, 2020. These increases were primarily due to higher revenue.

Adjusted Net Income and Adjusted Diluted Earnings Per Share

Adjusted net income is defined as net income attributable to Willis Towers Watson adjusted for loss/(income) from discontinued operations, net of tax, amortization, transaction and integration, net, gains and losses on disposals of operations and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results and the related tax effect of those adjustments and the tax effects of internal reorganizations. This measure is used solely for the purpose of calculating adjusted diluted earnings per share.

Adjusted diluted earnings per share is defined as adjusted net income divided by the weighted-average number of shares of common stock, diluted. Adjusted diluted earnings per share is used to internally evaluate and assess our core operations and to benchmark our operating results against our competitors.

Reconciliations of net income attributable to Willis Towers Watson to adjusted diluted earnings per share for the three months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,
	2021	2020
	($ in millions)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$903	$121
Adjusted for certain items:
Loss/(income) from discontinued operations, net of tax	12	(3)
Amortization	85	108
Transaction and integration, net	(952)	42
Provision for significant litigation	—	15
Gain on disposal of operations	(23)	(85)
Tax effect on certain items listed above (i)	199	(31)
Tax effect of the CARES Act	—	3
Adjusted net income	$224	$170

Weighted-average shares of common stock — diluted	129	130

Diluted earnings per share	$6.99	$0.93
Adjusted for certain items (ii):
Loss/(income) from discontinued operations, net of tax	0.09	(0.02)
Amortization	0.66	0.83
Transaction and integration, net	(7.37)	0.32
Provision for significant litigation	—	0.12
Gain on disposal of operations	(0.18)	(0.65)
Tax effect on certain items listed above (i)	1.54	(0.24)
Tax effect of the CARES Act	—	0.02
Adjusted diluted earnings per share	$1.73	$1.31

(i)	The tax effect was calculated using an effective tax rate for each item.
(ii)	Per share values and totals may differ due to rounding.

Reconciliations of net income attributable to Willis Towers Watson to adjusted diluted earnings per share for the nine months ended September 30, 2021 and 2020 are as follows:

	Nine Months Ended September 30,
	2021	2020
	($ in millions)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$1,820	$520
Adjusted for certain items:
Income from discontinued operations, net of tax	(247)	(253)
Abandonment of long-lived asset	—	35
Amortization	285	347
Transaction and integration, net	(877)	65
Provision for significant litigation	—	15
Gain on disposal of operations	(380)	(83)
Tax effect on certain items listed above (i)	144	(96)
Tax effect of statutory rate change	40	—
Tax effect of the CARES Act	—	38
Adjusted net income	$785	$588

Weighted-average shares of common stock — diluted	130	130

Diluted earnings per share	$14.00	$3.99
Adjusted for certain items (ii):
Income from discontinued operations, net of tax	(1.90)	(1.95)
Abandonment of long-lived asset	—	0.27
Amortization	2.19	2.66
Transaction and integration, net	(6.75)	0.50
Provision for significant litigation	—	0.12
Gain on disposal of operations	(2.92)	(0.64)
Tax effect on certain items listed above (i)	1.11	(0.74)
Tax effect of statutory rate change	0.31	—
Tax effect of the CARES Act	—	0.29
Adjusted diluted earnings per share	$6.04	$4.52

(i)	The tax effect was calculated using an effective tax rate for each item.
(ii)	Per share values and totals may differ due to rounding.

Our adjusted diluted earnings per share increased for both the three and nine months ended September 30, 2021 as compared to the prior year primarily due to higher revenue.

Adjusted Income Before Taxes and Adjusted Income Taxes/Tax Rate

Adjusted income before taxes is defined as income from operations before income taxes adjusted for amortization, transaction and integration, net, gains and losses on disposals of operations and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results. Adjusted income before taxes is used solely for the purpose of calculating the adjusted income tax rate.

Adjusted income taxes/tax rate is defined as the provision for income taxes adjusted for taxes on certain items of amortization, transaction and integration, net, gains and losses on disposals of operations, the tax effects of internal reorganizations and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results, divided by adjusted income before taxes. Adjusted income taxes is used solely for the purpose of calculating the adjusted income tax rate.

Management believes that the adjusted income tax rate presents a rate that is more closely aligned to the rate that we would incur if not for the reduction of pre-tax income for the adjusted items and the tax effects of internal reorganizations, which are not core to our current and future operations.

Reconciliations of income from continuing operations before income taxes to adjusted income before taxes and provision for income taxes to adjusted income taxes for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	($ in millions)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$1,186	$161	$1,968	$417
Adjusted for certain items:
Abandonment of long-lived asset	—	—	—	35
Amortization	85	108	285	347
Transaction and integration, net	(952)	42	(877)	65
Provision for significant litigation	—	15	—	15
Gain on disposal of operations	(23)	(85)	(380)	(83)
Adjusted income before taxes	$296	$241	$996	$796

Provision for income taxes	$267	$42	$386	$133
Tax effect on certain items listed above (i)	(199)	31	(144)	96
Tax effect of statutory rate change	—	—	(40)	—
Tax effect of the CARES Act	—	(3)	—	(38)
Adjusted income taxes	$68	$70	$202	$191

U.S. GAAP tax rate	22.5%	26.6%	19.6%	31.9%
Adjusted income tax rate	23.2%	29.3%	20.3%	24.0%

(i)	The tax effect was calculated using an effective tax rate for each item.

Our U.S. GAAP tax rates were 22.5% and 26.6% for the three months ended September 30, 2021 and 2020, respectively, and 19.6% and 31.9% for the nine months ended September 30, 2021 and 2020, respectively. The current quarter effective tax rate includes a $250 million estimated tax expense related to the income receipt of the termination payment, however the prior year effective tax rate for the three months ended September 30, 2020 was higher due to an additional deferred tax expense related to the enacted U.K. statutory tax rate change.

Our adjusted income tax rates were 23.2% and 29.3% for the three months ended September 30, 2021 and 2020, respectively, and 20.3% and 24.0% for the nine months ended September 30, 2021 and 2020, respectively. Our adjusted tax rate for the three and nine months ended September 30, 2021 are lower than the three and nine months ended September 30, 2020 primarily due to a partial valuation allowance release on a U.K. capital loss carryforward.

Free Cash Flow

Free cash flow is defined as cash flows from operating activities less cash used to purchase fixed assets and software for internal use. Free cash flow is a liquidity measure and is not meant to represent residual cash flow available for discretionary expenditures.

Management believes that free cash flow presents the core operating performance and cash generating capabilities of our business operations.

Reconciliations of cash flows from operating activities to free cash flow for the nine months ended September 30, 2021 and 2020 are as follows:

	Nine Months Ended September 30,
	2021	2020
	(in millions)
Cash flows from operating activities	$1,877	$1,206
Less: Additions to fixed assets and software for internal use	(109)	(183)
Free cash flow	$1,768	$1,023

The favorable movement in free cash flows in the first nine months of 2021 was primarily due to the $1 billion of income receipt related to the termination of the proposed Aon transaction and lower capital expenditures, partially offset by net legal settlement payments of $185 million as well as $189 million of increased bonus and benefit-related payments made during the period.

Additionally, the free cash flow for both the current and prior years include the operating cash flows of Willis Re. Willis Re’s operating cash flows approximate its pre-tax income and any adjustments for working capital movements (see Note 3 — Divestitures in Part I, Item 1 ‘Financial Statements’ in this Quarterly Report on Form 10-Q for further information), and is expected to be partially offset by reimbursements through a Transition Services Agreement.

Critical Accounting Policies and Estimates

There were no material changes from the Critical Accounting Policies and Estimates disclosed in our 2020 Annual Report on Form 10-K, filed with the SEC on February 23, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have considered changes in our exposure to market risks during the nine months ended September 30, 2021 and have determined that there have been no material changes to our exposure to market risks from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 23, 2021. However, we have provided the following information to supplement or update our disclosures on our Form 10-K.

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

As of September 30, 2021, the Company’s primary exposure was its $1.25 billion revolving credit facility which has subsequently been replaced with a new $1.5 billion revolving credit facility which contains appropriate LIBOR replacement language.  The Company has a small, collateralized facility that we will renegotiate, or repay, prior to the end of 2021. In addition, the Company and its subsidiaries have entered into various intercompany notes indexed to LIBOR in various currencies. The Company, in preparation for a December 31, 2021 deadline, will amend, replace, or terminate the LIBOR-based intercompany notes as necessary to reflect new market benchmarks for the relevant loan currencies.

We have updated our Treasury workstation software to implement the new benchmarks and continue to monitor the LIBOR-related risks that may be inherent elsewhere in our business and are monitoring further proposals and guidance from the ARRC and other alternative-rate initiatives. While it is currently uncertain whether SOFR or another reference rate will be selected as the alternative to LIBOR, or whether other reforms will be enacted in response to the planned transition, we will make the appropriate changes when necessary.

Interest Income on Fiduciary Funds

As described in our Form 10-K, we are exposed to interest rate risk. Specifically, as a result of our operating activities, we receive cash for premiums and claims which we deposit in short-term investments denominated in U.S. dollars and other currencies. We earn interest on these funds, which is included in our condensed consolidated financial statements as interest income. These funds are regulated in terms of access and the instruments in which they may be invested, most of which are short-term in maturity. At September 30, 2021, we held $2.2 billion of fiduciary funds invested in interest-bearing accounts. If short-term interest rates increased or decreased by 25 basis points, interest earned on these invested fiduciary funds, and therefore our interest income recognized, would increase or decrease by approximately $6 million on an annualized basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2021, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (‘CEO’) and the Chief Financial Officer (‘CFO’), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined by Exchange Act Rule 13a-15(e). Based upon that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures are effective in ensuring that the information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the CEO and the CFO, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Most of our employees who are involved in our financial reporting processes and controls continue to work remotely following the onset of the COVID-19 pandemic and are expected to do so for the foreseeable future. We have not experienced any specific impact to our internal controls over financial reporting. We are regularly monitoring and assessing the impact of the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1 regarding our legal proceedings is incorporated by reference herein from Part I, Item 1 Note 13 — Commitments and Contingencies - Legal Proceedings of the notes to the condensed consolidated financial statements in this Form 10-Q for the quarter ended September 30, 2021.

ITEM 1A. RISK FACTORS

Except as described below, there are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K, filed with the SEC on February 23, 2021. We urge you to read the risk factors contained therein.

Our pending transaction with Gallagher creates incremental business, regulatory and reputational risks.

The agreed transaction to sell our Willis Re business to Gallagher entails important risks, including, among others: the risk, as described more below, that we are unable to obtain the requisite regulatory approvals or satisfy all of the other conditions required to consummate the proposed transaction on the proposed terms and schedule, if at all; the risk that the period leading up to a transaction closing and the post-closing transition arrangements may impose costs, be distracting to our management, or cause disruption to our business or our relationships with clients, employees and other third parties; the risk that the triggers for the potential earnout payment may not be met; the risk that transaction and/or transition costs or dis-synergies are greater than expected, including as a result of conditions regulators put on any approvals of the transaction; the impact of the announcement and/or the potential impact of the consummation of the proposed transaction on relationships, including with employees, suppliers, clients and competitors; the risk that management’s attention is diverted from other matters during the pendency of the transaction and in the post-closing period;  the risk that litigation associated with the proposed transaction, if any, affects the combination or the business otherwise; the risk of disruptions from the proposed transaction that impact our business, including current plans and operations, including the risk of exacerbating existing disruptions or challenges we face; and other risks described below and in the Company’s other SEC filings.

The transaction with Gallagher is subject to customary closing conditions, including conditions related to required regulatory approvals, and may not be completed on a timely basis, or at all, or such required regulatory approvals may contain material restrictions or conditions, and the failure to complete the transaction could adversely affect our business, financial condition or results of operations.

The closing of the transaction with Gallagher is subject to the satisfaction or waiver of a number of customary conditions, including (i) receipt of certain governmental approvals under competition, foreign investment and financial services laws, (ii) expiration or termination of the applicable waiting period under the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iii) the absence of governmental restraints or prohibitions preventing the transaction closing and (iv) certain other customary closing conditions, and there can be no assurance that all of these conditions will be satisfied or waived (to the extent applicable) in a timely manner or at all. The failure to satisfy these required conditions could delay the transaction closing for a significant period of time or prevent it from occurring at all. The agreement contemplates delayed closings in certain countries pending completion of certain country-specific closing conditions.

The agreement contains representations and warranties as well as pre-closing covenants made by each of WTW and Gallagher, customary for a transaction of this type. The agreement contains certain termination rights for each of WTW and Gallagher, including in the event that the transaction is not consummated on or before May 12, 2022, subject to two automatic extensions of three months and one month, respectively, if all conditions have been satisfied other than those related to the receipt of regulatory approvals and those to be satisfied at closing. There can be no assurance that the transaction closing conditions will be timely satisfied or otherwise waived, that the transaction will be completed within the expected timeframe, or at all, or that the expected benefits of the transaction will be achieved in the expected timeframe, or at all.

If the proposed transaction with Gallagher is not completed for any reason it may materially affect our business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2021, no shares were issued by the Company without registration under the Securities Act of 1933, as amended.

(c) Issuer Purchases of Equity Securities

The Company is authorized to repurchase shares, by way of redemption or otherwise, and will consider whether to do so from time to time, based on many factors, including market conditions. There are no expiration dates for these repurchase plans or programs.

On February 26, 2020, the board of directors approved a $251 million increase to the existing share repurchase program. On July 26, 2021, the board of directors approved a $1.0 billion increase to the existing share repurchase program, and on September 16, 2021, approved a $4.0 billion increase to the existing share repurchase program. These three increases brought the total approved authorization to $5.5 billion.

The following table presents specified information about the Company’s repurchases of its ordinary shares in the third quarter of 2021 and the Company’s remaining repurchase authority.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2021 through July 31, 2021	—	$—	—	23,813,713
August 1, 2021 through August 31, 2021	1,742,094	$216.69	1,742,094	22,071,619
September 1, 2021 through September 30, 2021	2,713,450	$229.41	2,713,450	19,358,169
	4,455,544	$—	4,455,544

The maximum number of shares that may yet be purchased under the existing share repurchase plan is 19,358,169. At September 30, 2021, approximately $4.5 billion remained on the current open-ended repurchase authority granted by the board. An estimate of the maximum number of shares under the existing authorities was determined using the closing price of our ordinary shares on September 30, 2021 of $232.46.

During the first half of 2021, the Company had no share repurchase activity. A share repurchase prohibition existed under the transaction agreement for the proposed Aon combination. Following the Termination, there are no longer any contractual prohibitions on share repurchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1

Security and Asset Purchase Agreement, dated as of August 12, 2021, by and between Willis Towers Watson plc and Arthur J. Gallagher & Co. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on August 16, 2021).

10.2

Second Amended and Restated Credit Agreement, dated as of October 6, 2021, among, Trinity Acquisition plc and its indirect subsidiaries, Willis North America Inc. and Willis Netherlands Holdings B.V., Willis Towers Watson Public Limited Company, the lenders party thereto and Barclays Bank PLC, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on October 7, 2021).

10.3

Second Amended and Restated Guaranty Agreement, dated as of October 6, 2021, among, Trinity Acquisition plc, Willis Towers Watson Public Limited Company, the other guarantors party thereto and Barclays Bank PLC, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on October 7, 2021).

10.4	Offer Letter, dated as of August 26, 2021, by and between Willis Towers Watson US LLC and Andrew Krasner.*†
10.5	Time-Based Restricted Share Unit Award Agreement, dated as of September 7, 2021, by and between the Company and Andrew Krasner. *†
10.6

Termination Agreement, dated as of July 26, 2021, by and between Willis Towers Watson plc and Aon plc (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on July 26, 2021).

22.1	List of Issuers and Guarantor Subsidiaries.*
31.1	Certification of the Registrant’s Chief Executive Officer, John J. Haley, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*
31.2	Certification of the Registrant’s Chief Financial Officer, Andrew J. Krasner, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*
32.1

Certification of the Registrant’s Chief Executive Officer, John J. Haley, and Chief Financial Officer, Andrew J. Krasner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

Willis Towers Watson Public Limited Company
(Registrant)

/s/ John J. Haley		October 28, 2021
Name:	John J. Haley	Date
Title:	Chief Executive Officer

/s/ Andrew J. Krasner		October 28, 2021
Name:	Andrew J. Krasner	Date
Title:	Chief Financial Officer

/s/ Joseph S. Kurpis		October 28, 2021
Name:	Joseph S. Kurpis	Date
Title:	Principal Accounting Officer and Controller