Form 10-K
period 2021-12-31
WILLIS TOWERS WATSON PLC
filed 2022-02-24
CIK 1140536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-16503

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

(Exact name of registrant as specified in its charter)

Ireland (Jurisdiction of incorporation or organization)	98-0352587 (I.R.S. Employer Identification No.)

c/o Willis Group Limited 51 Lime Street, London EC3M 7DQ, England (Address of principal executive offices)	(011) 44-20-3124-6000 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, nominal value $0.000304635 per share	WTW	NASDAQ Global Select Market

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

The aggregate market value of the voting common equity held by non-affiliates of the Registrant, computed by reference to the last reported price at which the Registrant’s common equity was sold on June 30, 2021 (the last day of the Registrant’s most recently completed second quarter) was $29,461,050,498.

As of February 18, 2022, there were outstanding 117,745,623 ordinary shares, nominal value $0.000304635 per share, of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III will be incorporated by reference in accordance with Instruction G(3) to Form 10-K no later than 120 days after the end of the Company’s fiscal year.

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

INDEX TO FORM 10-K

For the year ended December 31, 2021

Certain Definitions

The following definitions apply throughout this annual report unless the context requires otherwise:

‘We’, ‘Us’, ‘Company’, ‘WTW’, ‘Willis Towers Watson’, ‘Our’, or ‘Willis Towers Watson plc’	Willis Towers Watson Public Limited Company, a company organized under the laws of Ireland, and its subsidiaries

‘shares’	The ordinary shares of Willis Towers Watson Public Limited Company, nominal value $0.000304635 per share

‘Legacy Willis’ or ‘Willis’	Willis Group Holdings Public Limited Company and its subsidiaries, predecessor to WTW, prior to the Merger

‘Legacy Towers Watson’ or ‘Towers Watson’	Towers Watson & Co. and its subsidiaries

‘Merger’

Merger of Willis Group Holdings Public Limited Company and Towers Watson & Co. pursuant to the Agreement and Plan of Merger, dated June 29, 2015, as amended on November 19, 2015, and completed on January 4, 2016

‘Miller’	Miller Insurance Services LLP and its subsidiaries

‘TRANZACT’	CD&R TZ Holdings, Inc. and its subsidiaries, doing business as TRANZACT
‘U.S.’	United States

‘U.K.’	United Kingdom

‘Brexit’	The United Kingdom’s exit from the European Union, which occurred on January 31, 2020.

‘E.U.’	European Union or European Union 27 (the number of member countries following the United Kingdom’s exit)

‘U.S. GAAP’	United States Generally Accepted Accounting Principles

‘FASB’	Financial Accounting Standards Board

‘ASC’	Accounting Standards Codification

‘ASU’	Accounting Standards Update

‘SEC’	United States Securities and Exchange Commission

Disclaimer Regarding Forward-looking Statements

We have included in this document ‘forward-looking statements’ within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, that address activities, events or developments that we expect or anticipate may occur in the future, including such things as our outlook, the impact of the COVID-19 pandemic on our business, future capital expenditures, ongoing working capital efforts, future share repurchases, financial results (including our revenue, costs or margins), the impact of changes to tax laws on our financial results, existing and evolving business strategies and acquisitions and dispositions, including the sale of Willis Re to Arthur J. Gallagher & Co. (‘Gallagher’), demand for our services and competitive strengths, goals, the benefits of new initiatives, growth of our business and operations, our ability to successfully manage ongoing leadership, organizational and technology changes, including investments in improving systems and processes, our ability to implement and realize anticipated benefits of any cost-savings initiatives including the multi-year operational Transformation program, and plans and references to future successes, including our future financial and operating results, plans, objectives, expectations and intentions are forward-looking statements. Also, when we use words such as ‘may,’ ‘will,’ ‘would,’ ‘anticipate,’ ‘believe,’ ‘estimate,’ ‘expect,’ ‘intend,’ ‘plan,’ ‘probably,’ or similar expressions, we are making forward-looking statements. Such statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. All forward-looking disclosure is speculative by its nature.

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

PART I.

ITEM 1. BUSINESS

The discussion of the general development of our business in this Item 1 Business provides an update on the material changes to our business since our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 26, 2020 (the ‘2019 Form 10-K’), which included a complete description of our business as of December 31, 2019. We incorporate herein the description of our business, including as specified in the discussion in this Item 1 below, by reference to the 2019 Form 10-K, available at https://www.sec.gov/ix?doc=/Archives/edgar/data/0001140536/000156459020006736/wltw-10k_20191231.htm#ITEM_1_BUSINESS

The Company

WTW is a leading global advisory, broking and solutions company that provides data-driven, insight-led solutions in the areas of people, risk and capital. Leveraging the global view and local expertise of our more than 44,000 colleagues serving more than 140 countries and markets, we help sharpen strategies, enhance organizational resilience, motivate workforces and maximize performance. We design and deliver solutions that manage risk, optimize benefits, cultivate talent and expand the power of capital to protect and strengthen institutions and individuals. Working closely with our clients, we uncover opportunities for sustainable success.

Our clients operate on a global and local scale in a multitude of businesses and industries throughout the world and generally range in size from large, major multinational corporations to middle-market domestic and international companies. Our clients include many of the world’s leading corporations, including approximately 92% of the FTSE 100, 91% of the Fortune 1000, and 90% of the Fortune Global 500 companies. We also advise the majority of the world’s leading insurance companies. We work with major corporations, emerging growth companies, governmental agencies and not-for-profit institutions in a wide variety of industries, with many of our client relationships spanning decades. No one client accounted for a significant concentration of revenue in each of the years ended December 31, 2021, 2020 and 2019. We place insurance with more than 2,500 insurance carriers, none of which individually accounted for a significant concentration of the total premiums we placed on behalf of our clients in 2021, 2020 or 2019.

Segment Reorganization

With effect from January 1, 2022, we provide a comprehensive offering of services and solutions to clients across two business segments: Health, Wealth and Career (‘HWC’), and Risk and Broking (‘RB’). These changes were made in conjunction with changes in the WTW leadership team, including the appointment of a new chief executive officer who succeeded the prior CEO as the chief operating decision maker on that date. Prior to January 1, 2022, we operated across four segments: Human Capital and Benefits; Corporate Risk and Broking; Investment, Risk and Reinsurance; and Benefits Delivery and Administration. The HWC segment will include businesses currently aligned under the Human Capital and Benefits segment, the Benefits Delivery and Administration segment, and the Investment business, currently under the Investment, Risk and Reinsurance segment. The RB segment will include businesses currently aligned under the Corporate Risk and Broking segment, as well as the Insurance Consulting and Technology business, currently under the Investment, Risk and Reinsurance segment. Beginning with our Quarterly Report on Form 10-Q for the first quarter of fiscal year 2022, segment results will be presented on a retrospective basis to reflect the reorganization.

Willis Re Divestiture

On August 13, 2021, WTW entered into a definitive agreement to sell its treaty-reinsurance business (‘Willis Re’) to Arthur J. Gallagher & Co. (‘Gallagher’) for total upfront cash consideration of $3.25 billion plus an earnout payable in 2025 of up to $750 million in cash, subject to certain adjustments. The deal was subject to required regulatory approvals and clearances, as well as other customary closing conditions, and was completed on December 1, 2021 (‘Principal Closing’). Although the majority of the Willis Re businesses transferred to Gallagher at Principal Closing, the assets and liabilities of certain Willis Re businesses were not transferred to Gallagher at the time due to local territory restrictions (‘Deferred Closing’). The Deferred Closing is expected to be completed no later than the end of the second quarter of 2022, and all net earnings of the Deferred Closing businesses accumulated between the Principal Closing and Deferred Closing are payable to Gallagher at that time. We recognized a preliminary pre-tax gain of $2.3 billion upon completion of the sale.

In connection with the transaction, we reclassified the results of the Willis Re operations as discontinued operations on our consolidated statements of comprehensive income and have reclassified Willis Re assets and liabilities as held for sale on our consolidated balance sheets. Willis Re was previously included in the Investment, Risk and Reinsurance segment.

A number of services are continuing under a cost reimbursement Transition Services Agreement (‘TSA’) in which WTW is providing Gallagher support including real estate leases, information technology, payroll, human resources and accounting. These services are expected to be provided for a period not to exceed two years.

Termination of the Proposed Combination with Aon plc

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

The transaction was approved by the shareholders of both WTW and Aon during meetings of the respective shareholders held on August 26, 2020. On June 16, 2021, the U.S. Department of Justice filed suit in U.S. District Court in the District of Columbia against WTW and Aon, seeking to enjoin the proposed business combination between the two companies (among other relief). On July 26, 2021, WTW and Aon announced they had terminated the business combination agreement and that Aon had agreed to pay WTW $1 billion in connection with such termination, which was received by WTW on July 27, 2021 (the ‘Termination’ or the ‘Termination Agreement’). The $1 billion income receipt has been included in transaction and integration, net in the consolidated statements of comprehensive income. Under the Termination Agreement, WTW and Aon on behalf of themselves and certain other related and affiliated parties, each agreed to release the other from all claims and actions arising out of or related to the business combination agreement and the transactions contemplated thereby, subject to certain exceptions.

Available Information

The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the ‘SEC’). The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including WTW) file electronically with the SEC. The SEC’s website is www.sec.gov.

The Company makes available, free of charge through our website, www.wtwco.com, our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our proxy statement, current reports on Form 8-K and Forms 3, 4, and 5 filed on behalf of directors and executive officers, as well as any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 (the ‘Exchange Act’) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Unless specifically incorporated by reference, information on our website is not a part of this Form 10-K.

The Company’s Corporate Governance Guidelines, Audit and Risk Committee Charter, Operational Transformation Committee Charter, Compensation Committee Charter, and Corporate Governance & Nominating Committee Charter are available on our website, www.wtwco.com, in the Investor Relations section, or upon request. Requests for copies of these documents should be directed in writing to the Company Secretary c/o Office of General Counsel, Willis Towers Watson Public Limited Company, Brookfield Place, 200 Liberty Street, New York, NY 10281.

General Information

WTW offers its clients a broad range of services and solutions to help them to identify and control their risks, and to enhance business performance by improving their ability to attract, retain and engage a talented workforce. Our risk control services range from strategic risk consulting (including providing actuarial analysis), to a variety of due diligence services, to the provision of practical on-site risk control services (such as health and safety or property loss control consulting), as well as analytical and advisory services (such as hazard modeling and climate risk quantification). We assist clients in planning how to manage incidents or crises when they occur. These services include contingency planning, security audits and product tampering plans. We help our clients enhance their business performance by delivering consulting services, technology and solutions that help them anticipate, identify and capitalize on emerging opportunities in human capital management, as well as offer investment advice to help them develop disciplined and efficient strategies to meet their investment goals.

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

Impact of COVID-19 and Related Economic Impacts

Over the last two years, the COVID-19 pandemic generally did not have a material adverse impact on our overall financial results. Initially, the pandemic had a negative impact on our revenue growth, primarily in our businesses that are discretionary in nature, however we later saw an increased demand for these services, which improved revenue growth beginning in the second quarter of 2021. There continues to be increased demand for our services, particularly those services that address the various challenges in the global labor markets and disruptions to the supply chain. While we believe we have adapted to the unique challenges posed by the pandemic surrounding how and where we do our work, we are also impacted by workforce availability, and this may make it difficult for us to meet the demand from our clients. COVID-19 also poses a range of other risks and uncertainties for our business. For information regarding the impact of COVID-19 on our business and measures we have taken in response, see Item 7 ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risks and Uncertainties of the COVID-19 Pandemic and the Related Economic Environment’ and Item 1A ‘Risk Factors-Strategic, Operational and Technology Risks-We have been impacted by the COVID-19 pandemic and may be substantially and negatively impacted by it in the future.’

Business Strategy

The Company is in the business of people, risk and capital. We believe that a unified approach to these areas can be a path to growth for organizations around the world. In that spirit, we bring the collective power of our colleagues together – as ‘One WTW’ – to serve and support our clients.

We operate in attractive markets – both growing and mature – with a diversified platform across geographies, industries, segments and lines of business.

Our vision is to be the best advisory, broking and solutions company for the benefit of all our stakeholders – creating a competitive advantage and delivering sustainable, profitable growth.

We believe we can achieve this through executing on our three strategic priorities – grow, simplify and transform:

•
Grow at or above market in priority areas: Focus on core opportunities with the highest growth and return; innovate and accelerate our offerings through a dynamic, yet disciplined, approach; bring targeted solutions to clients reflecting more connected offerings; and increase scale to fill gaps in capabilities through inorganic expansion.
•
Simplify the business to increase agility and effectiveness: Implement the Company’s streamlined structure of two business segments (Health, Wealth and Career and Risk and Broking; see ‘Segment Reorganization’ within this Item 1 for further information) and three geographies (Europe, International and North America); develop a globally consistent client management model and enhance operations to improve sales and retention outcomes; manage our portfolio of businesses intentionally to drive optimal value; and increase speed of execution through agile decision-making processes.
•
Transform operations to drive savings while enhancing our client and colleague experiences: Maximize global platforms to be as common as possible and as distinct as necessary; right-shore operations to capitalize on our scale; rationalize real estate and build new ways of working; and modernize technology to enhance the digital experience.

We care as much about how we work as we do about the impact that we make. This means commitment to a shared purpose and values, a framework that guides how we run our business and serve clients.

Through these strategies we aim to accelerate revenue, margin improvement, cash flow, earnings before interest, taxes, depreciation and amortization (‘EBITDA’), and earnings growth, and to generate compelling returns for investors, by delivering tangible growth in revenue.

For more information about risks to our strategic plans, see Part I, Item 1A Risk Factors of this Form 10-K.

Principal Services

During the year ended December 31, 2021, we managed our business across four integrated reportable operating segments: Human Capital and Benefits; Corporate Risk and Broking; Investment, Risk and Reinsurance; and Benefits Delivery and Administration. Below are the percentages of revenue generated by each segment for each of the years ended December 31, 2021, 2020 and 2019. These percentages exclude revenue that has been classified as discontinued operations in our consolidated statements of comprehensive income.

	Year ended December 31,
	2021	2020	2019
Human Capital and Benefits	39%	38%	40%
Corporate Risk and Broking	35%	35%	36%
Investment, Risk and Reinsurance	9%	11%	12%
Benefits Delivery and Administration	17%	16%	12%

Human Capital and Benefits

For a description of our Human Capital and Benefits (‘HCB’) segment, see the link above to the 2019 Form 10-K, and see ‘Human Capital and Benefits’ within Part I, Item 1 Business in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 26, 2020. There have been no material updates to the description of our HCB segment since the 2019 Form 10-K other than the updated information provided below.

Talent & Rewards — Our Talent & Rewards (‘T&R’) business provides advice, data, software and products to address clients’ total rewards and talent issues. T&R has operations across the globe, including centralized software development and analytics teams that support the efficient delivery of services to clients.

Within our Rewards line of business, we address executive compensation and broad-based rewards. We advise our clients’ management and boards of directors on all aspects of executive pay programs, including base pay, annual bonuses, long-term incentives, perquisites and other benefits. Our focus is on aligning pay plans with an organization’s business strategy and driving desired performance. Our solutions incorporate market benchmarking data and software to support compensation administration.

Our Talent line of business focuses on the employee experience with solutions including employee insight and listening tools, talent assessment tools and services, communication and change management services and HR software to help companies administer and manage their talent management programs and analyze talent trends.

Revenue for the T&R business is partly seasonal in nature, with a meaningful amount of heightened activity in the second half of the calendar year during the annual compensation, benefits and survey cycles. While T&R enjoys long-term relationships with many clients, work in several practices is often project-based and can be sensitive to economic changes. The business benefits from regulatory changes affecting our clients that require strategic advice, program changes and communication. Additional areas of growth for T&R include the increasing focus on Environmental, Social, and Governance as a component of executive and board pay, the redefinition of jobs and career paths as technology disaggregates work, and the recalibration of pay and the employee experience amidst shifting labor markets.

Corporate Risk and Broking

The WTW Corporate Risk and Broking (‘CRB’) segment provides a broad range of risk advice, insurance brokerage and consulting services to clients worldwide ranging from small businesses to multinational corporations, and places more than $25 billion of premiums into the insurance markets on an annual basis. The segment delivers integrated global solutions tailored to client needs and underpinned by data and analytics through a balanced matrix of global lines of business across all of the Company’s regions. The global lines of business as of December 31, 2021 included:

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

Facultative — Facultative capabilities exist for each of CRB’s offerings to serve as a broker or intermediary for insurance companies seeking to arrange reinsurance solutions across various classes of risk for their clients, some of which may also be broking clients of WTW.

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

Investment, Risk and Reinsurance

For a description of our Investment, Risk and Reinsurance (‘IRR’) segment, see the link above to the 2019 Form 10-K, and see ‘Investment, Risk and Reinsurance’ within Part I, Item 1 Business in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 26, 2020. There have been no material updates to the description of our IRR segment since the 2019 Form 10-K other than the updated information provided below.

During 2021 and 2020, WTW completed divestitures of certain businesses within its IRR segment, including its Willis Re business. See Note 3 — Acquisitions and Divestitures within Item 8 of this Annual Report on Form 10-K for further information.

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

Human Capital

Colleague experience – Our colleague experience is an important differentiating factor for WTW. It is designed to provide interesting and meaningful work, development and recognition opportunities, foster an inclusive environment where everyone can be their authentic selves, innovate and lead in the market, provide the tools and flexibility colleagues need in how and where they do their work, help colleagues feel connected to their work and why they do it, make our processes efficient, have a continuous improvement mindset and leverage best practices, ensure managers actively engage with colleagues, assess and reward colleagues, and ensure colleagues are heard and valued.

Our values, new vision and refreshed purpose, including our new brand in 2022, set the tone for what to expect at WTW. And, our ‘grow, simplify and transform’ strategic priorities are supporting our focus on how to continually support and improve, as appropriate, our colleague experience. We evaluate process efficiencies, system upgrades and rewards offerings as well as the tradeoffs that may be required. We further consider how we can work with flexibility in an on-going hybrid model, and fuel innovation, among other things, to continually attract, engage and retain the most accomplished and aspiring talent.

Headcount – Our success depends on our ability to attract, retain, and motivate the most accomplished and aspiring talent in the industry. The number of employees by segment for the year ended December 31, 2021 is approximated below:

December 31, 2021
Human Capital and Benefits (i)	14,800
Corporate Risk and Broking (i)	11,800
Investment, Risk and Reinsurance	2,500
Benefits Delivery and Administration	6,900
Corporate and Other (i)	8,200
Total Employees	44,200

(i)
Approximately 1,400 colleagues provide region and account management and operational support for the HCB and CRB segments and in prior year were allocated to those segments. These colleagues have been included in Corporate and Other in 2021, consistent with our treatment of other shared resources.

The number of employees by geography as of the year ended December 31, 2021 is approximated below:

December 31, 2021
North America	15,800
Great Britain	6,300
Western Europe	8,000
International	14,100
Total Employees	44,200

Voluntary turnover excluding seasonal employees (rolling 12-month attrition) was 15.2% in 2021 compared to 8.7% in 2020. The turnover rate for 2020 was abnormally low; pre-Covid-19 attrition typically averaged around 12.0%. The increase in attrition in 2021 compared to 2020 and 2019 was attributable, in large part, to both uncertainty associated with the planned combination with Aon, which was terminated in July, and, to a lesser extent, generally increased movement in global talent markets. The prolonged period of uncertainty introduced by the pending transaction, and continuing in the period following the termination of that transaction, drove attrition higher, particularly in certain business units where job insecurity or other uncertainty was most elevated. For example, attrition in CRB North America and Europe was elevated because the perceived risk of business divestiture needed to secure regulatory approval was high. Additionally, in Corporate where deal-related synergy savings were expected to be most concentrated, colleagues sought employment elsewhere in order to avoid role redundancy.

Hiring – Hiring in 2021 increased significantly partly due to hiring in 2020 that was deferred due to the pandemic and business conditions and partly due to increased demand for our services. Hiring and internal movement for 2021, summarized below, excludes seasonal colleagues in Tranzact and Individual Marketplace as the volumes are material and fluctuate significantly:

•
Hires increased 73.5% over 2020 to 7,284. Hiring growth was strong across all segments and geographies. At year-end, there were approximately 2,800 open positions, which is higher than historic rates but reflective of the sharp increase in new positions opened in the second half of the year.
•
During 2021, 13.9% of open positions were filled with internal candidates compared to 22.4% in 2020, the percentage drop being attributable to the significantly higher number of open positions in 2021. In addition, promotions (changes in levels) and direct appointments into new roles brought additional opportunities for career growth and advancement.
•
Rehires represented 13.0% of total hires in 2021.

Inclusion and Diversity (‘I&D’) – We believe that when our individual talents are combined, we unlock our collective potential. We further believe that we are better together because each of us is different. WTW aims to ensure that our values and I&D commitments are reflected in every interaction. To support this, we’re focusing on three key areas:

•
Attract and hire to grow our talent pipeline of colleagues from underrepresented communities
•
Develop and promote to increase the overall diversity in business leadership
•
Promote an inclusive culture that respects each other’s differences and celebrates what’s unique about each of us

A key underlying theme of these priorities is a sharpened focus on our female talent and an aspirational goal to increase gender balance in leadership levels across the Company. This focus directly supports the statement we made when we joined the Paradigm for Parity® (‘P4P’) coalition in 2016. P4P is committed to reaching gender parity in leadership by 2030.

At December 31, 2021, we had the following global female representation, and in the U.S. where we have the most complete data, we had the following ethnic and racial diversity representation:

Colleague Group	All Colleagues	Senior Leadership (ii)
Female (global)	54.9%	30.8%
Ethnic and racial diversity (U.S. only)
Asian	7.1%	4.5%
Black	10.4%	1.3%
Hispanic	6.0%	1.6%
Other non-white (i)	2.3%	0.6%
Total	25.8%	8.0%

(i)
Other non-white includes American Indian, Native Hawaiian or other Pacific Islander, and two or more races.
(ii)
Senior leadership represents about 5% of our colleagues and includes those with titles of Managing and Senior Directors.

As of January 1, 2022, three new independent directors joined our board of directors, with a fourth new independent director to join on April 1, 2022. This creates a further diverse board (as self-identified), of which, as of April 1, 50% will be female, including the Compensation Committee Chair. Our new board, as of that date, will also have representation from the LGBT+ community and the Black and Asian communities, and also has members with non-U.S. citizenship, including the Audit and Risk Committee Chair.

Our executive officers have I&D objectives as part of their individual performance component, comprising a portion of their short-term incentive awards. Each year our leaders cascade I&D objectives throughout the organization, and we continue to reinforce objective and fair processes that mitigate bias in all of our talent programs and processes. Examples of key activities include:

•
Our global I&D council, sponsored by our CEO and by our CHRO, sets the standard for our I&D initiatives globally. It is driven by regional councils that provide local perspectives and help to translate our global priorities into actions within each region.
•
Our inclusion networks are designed to engage our talent and better connect us to each other, our clients and the communities in which we work and live. Current inclusion networks include: Gender Equity, LGBT+, Multicultural, Workability (Asia, North America, the U.K.) and Young Professionals (Asia, the U.K., Western Europe).

Total rewards – We invest significant resources in our most important asset, our colleagues. We offer market competitive rewards packages comprising of a mix of base salary and incentives aligned to our pay-for-performance philosophy plus benefits that support health and wellbeing as well as the ability to plan for the future.

Our total rewards programs align to our commitment to colleague health and wellbeing, ensuring our people are protected in the event of accident or illness, have sufficient paid time off and can accumulate capital for personal needs and retirement. We also understand the need for flexibility in the modern workplace and provide modified work arrangements and schedules where practical (e.g., flex time, part-time, work-from-home) that enable and support colleagues to stay focused on their clients and business needs and balance their personal commitments.

COVID-19 response – In 2021, we continued to support the health and safety of colleagues by:

•
Monitoring and adapting both in-office operations and return-to-office approaches for colleagues across our more than 140 countries, prioritizing colleague health and safety as well as client service continuity while complying with all applicable local regulations.
•
Offering remote working solutions that address wellbeing, potential travel, at-home office equipment provisioning, collaboration tools and manager resources while also facilitating flexible work-life arrangements and support for home care requirements.
•
Monitoring colleague feedback on our response to the pandemic. Our November 2021 all-colleague pulse survey showed strong support for our efforts with over 90% of respondents feeling connected to their teams in an inclusive environment and able to effectively work in a hybrid work model.

•
Rethinking how colleagues work (both independently and collaboratively, now and in the future), focusing on the evolving role our offices play. The outcome of this work has been the development of a new work styles model that supports colleagues who are office-based, home-based or a hybrid of the two. For our hybrid colleagues, we are extending a greater level of autonomy over where and how they do their work. Our belief is that colleagues know their work and the people, tools and environment they need to be successful. Therefore, to the extent that role, geography and/or any regulations allow, how and where a colleague works will be determined by the work itself, not arbitrary rules to simply be in the office.

The failure to successfully attract and retain qualified personnel could materially adversely affect our results of operations and prospects. For more information see Part I, Item 1A Risk Factors of this Form 10-K.

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

United States

Our activities in connection with insurance brokerage services within the U.S. are subject to regulation and supervision by state authorities. Although the scope of regulation and form of supervision may vary from state to state, insurance laws in the United States are often complex and generally grant broad discretion to supervisory authorities in adopting regulations and supervising regulated activities. That supervision generally includes the licensing of insurance brokers and agents and the regulation of the handling and investment of client funds held in a fiduciary capacity. Our continuing ability to provide insurance brokerage in the states in which we currently operate is dependent upon our compliance with the rules and regulations promulgated by the regulatory authorities in each of these states. Additionally, some of our private exchange activities, including our TRANZACT business which focuses on direct-to-consumer Medicare policy sales, are overseen by the Centers for Medicare & Medicaid Services, which is part of the Department of Health and Human Services. Furthermore, certain of our activities are subject to regulation under the Health Insurance Portability and Accountability Act (‘HIPAA’), which is enforced by the Office for Civil Rights within the Department of Health and Human Services. As we implement and expand our direct-to-consumer sales and marketing solutions through our Benefits Delivery and Administration business, we are subject to various federal and state laws and regulations that prescribe when and how we may market to consumers (including, without limitation, the Telephone Consumer Protection Act and other telemarketing laws and the Medicare Communications and Marketing Guidelines issued by the Center for Medicare Services).

Certain of our activities are governed by other regulatory bodies, such as investment and securities licensing authorities. Our activities in connection with investment services within the United States are subject to regulation and supervision at both the federal and state levels. At the federal level, certain of our operating subsidiaries are regulated by the SEC through the Investment Company Act of 1940 and the Investment Advisers’ Act of 1940 and by the Department of Labor through the Employee Retirement Income Security Act, or ERISA. In connection with the SEC regulations, we are required to file certain reports, and are subject to various marketing restrictions, among other requirements. In connection with ERISA regulations, we are limited in the actions we can take for plans for which we serve as fiduciaries, among other matters. Our U.S. investment activities are also subject to certain state regulatory schemes, and some activities also are subject to regulation by the Commodities and Futures Trading Commission under the Commodities Exchange Act.

Our Willis Re Securities business, which was sold to Gallagher in December 2021, operated through its wholly-owned subsidiary, Willis Securities, Inc., a U.S.-registered broker-dealer and member of FINRA/SIPC, primarily in connection with advising on alternative risk financing transactions and investment banking services.

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

The FCA has a sole strategic objective: to ensure that the relevant markets function well. Its operational objectives are to secure an appropriate degree of protection for consumers, to protect and enhance the integrity of the U.K. financial system, and to promote effective competition in the interests of consumers. The FCA has a wide range of rule-making, investigatory and enforcement powers (including the power to censure and fine) and conducts monitoring visits to assess our compliance with regulatory requirements. In addition, the FCA extended the Senior Managers and Certification Regime (‘SMCR’) which became effective on December 9, 2019 in relation to our U.K. FCA-regulated businesses. The SMCR is designed to drive improvements in culture and governance within financial services firms and to deter misconduct by increasing individual accountability to the FCA. WTW is also subject to the UK General Data Protection Regulation (‘UK GDPR’) subsequent to Brexit.

Brexit will generally cause an increase in regulations that are specific to the U.K. and will result in differences from the regulatory requirements of the E.U. See Item 1A Risk Factors, for a description of Brexit-related risks to the Company.

Furthermore, as a result of Brexit, the WTW Brexit broking solution (the U.K. Branch of Willis Towers Watson SA/NV) will be required to seek authorization from the FCA as a third country branch. This application for full authorization is due for submission by March 31, 2022 and, once approved by the FCA, will result in an increase in FCA supervision in the future with additional requirements for the branch in key areas such as SMCR.

European Union

In 2005, the European Union Insurance Mediation Directive introduced rules to enable insurance and reinsurance intermediaries to operate and provide services within each member state of the E.U. on a basis consistent with the E.U. single market and customer protection aims. Each E.U. member state in which we operate is required to ensure that the insurance and reinsurance intermediaries resident in their country are registered with a statutory body in that country and that each intermediary meets professional requirements in relation to their competence, good repute, professional indemnity cover and financial capacity. The E.U. issued a new Insurance Distribution Directive that expands the 2005 directive, and all E.U. member states in which we operate were required to enact the directive and adopt local country laws by October 1, 2018.

The ‘Whistleblower Protection Directive’, on the protection of persons who report breaches of E.U. law, entered into force on December 16, 2019 (Directive 2019/1937). This Directive includes reporting procedures for these persons. The new rules will require the creation of safe channels for reporting both within an organization - private or public - and to public authorities. They will also provide protection to whistleblowers against retaliation.

In addition, our Willis Re Securities business, which was sold to Gallagher in December 2021, provided advice on securities or investments in the European Union and Australia through our U.K. wholly-owned subsidiary, Willis Towers Watson Securities Europe Limited, which is authorized and regulated by the FCA.

WTW is also subject to the E.U. General Data Protection Regulation (‘GDPR’), which became effective in May 2018. The GDPR is a comprehensive regime that significantly increases our responsibilities when handling personal data, including, without limitation, requiring us to conduct privacy impact assessments, restricting the transmission of data and requiring public disclosure of significant data breaches.

Other

Certain of our entities that undertake pension scheme management are subject to MiFID (Markets in Financial Instruments Directive) and MiFIR (the Markets in Financial Instruments Regulation). In addition, revisions to MiFID (‘MiFID II’) took effect in January 2018. These revisions are aimed at strengthening investor protection and improving the function of financial markets. MiFID II imposes a variety of requirements that include, among others, rules relating to product governance and independent investment advice, responsibility of management bodies, inducements, information and reporting to clients, cross-selling, remuneration of staff, and best execution of trades for clients. Further, some of our entities are also authorized and regulated by certain financial services authorities in countries such as Sweden, Ireland, the Netherlands and the U.K.

All companies carrying on similar activities in a given jurisdiction are subject to regulations which are not dissimilar to the requirements for our operations in the U.S. and U.K. We do not consider these regulatory requirements as adversely affecting our competitive position.

Across most jurisdictions we are subject to various data privacy laws and regulations that apply to health, medical, financial and other types of personal information belonging to our clients, their employees and third parties, as well as our own employees. For example, China is a jurisdiction where a comprehensive Personal Information Protection Law (‘PIPL’) has recently been enacted, and our local entity is subject to this regulation.

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

See Part I, Item 1A Risk Factors for an analysis of how actions by regulatory authorities or changes in legislation and regulation, including Brexit, in the jurisdictions in which we operate may have an adverse effect on our business.

Information about Executive Officers of the Registrant

The executive officers of the Company as of February 24, 2022 were as follows:

Kristy D. Banas (age 50) - Ms. Banas has served as Chief Human Resources Officer since August 16, 2021. Prior to that, she served as the Senior Director, Global Talent Advisor for Human Capital & Benefits from March 2019 to August 2021. She also served as Senior Director and Head of Global Total Rewards, HR Integration and the HR Business Office from November 2016 to March 2019. From January 2016 to November 2016, Ms. Banas served as Senior Director and Global HR Leader, WTW Operations and Technology. From July 2011 to January 2016, Ms. Banas served as Senior Vice President, Global HR Director for WTW Corporate Functions, and was the Executive HR Sponsor for Global Operations Improvement. Ms. Banas was Vice President and Global HR Partner with XL Capital/ XL Global Services / XL Insurance from November 2001 to June 2011. Ms. Banas has a BS in Business Management from Fairfield University and a partial MS in Human Resource Management from the University of Connecticut.

Anne D. Bodnar (age 65) - Ms. Bodnar has served as Chief Administrative Officer at WTW since May 31, 2019 and also served as Chief Human Resources Officer from January 4, 2016 through August 16, 2021. Previously, Ms. Bodnar served on Towers Watson’s Management Committee since January 2015 and as Towers Watson’s Chief Administrative Officer since January 1, 2010. Ms. Bodnar previously served as Managing Director of HR at Towers Perrin beginning in 2001. From 1995 to 2000, Ms. Bodnar led Towers Perrin’s recruiting and learning and development efforts. Prior to that, she was a strategy consultant in Towers Perrin’s Human Capital business. Earlier in her career, Ms. Bodnar held several operational and strategic planning roles at what is now JPMorgan Chase. Ms. Bodnar graduated cum laude and Phi Beta Kappa from Smith College and has an M.B.A. from Harvard Business School.

Matthew S. Furman (age 52) - Mr. Furman has served as General Counsel at WTW since January 4, 2016. Previously, Mr. Furman served as Executive Vice President and Group General Counsel at Willis Group Holdings, where he was a member of the Operating Committee since April 2015. From 2007 until March 2015, Mr. Furman was Senior Vice President, Group General Counsel-Corporate and Governance, and Corporate Secretary for The Travelers Companies, Inc. From 2000 until 2007, Mr. Furman was an attorney at Goldman, Sachs & Co. in New York, where he was Vice President and Associate General Counsel in the finance and corporate legal group. Prior to that, he was in private practice, with almost six years’ experience at Simpson Thacher & Bartlett in New York. Mr. Furman also serves as a Trustee of the Jewish Theological Seminary and a Director of the Legal Aid Society. He previously served as a member of the U.S. Securities and Exchange Commission’s Investor Advisory Committee, where he served on the Executive Committee and chaired the Market Structure Subcommittee. He holds a bachelor’s degree magna cum laude from Brown University and a law degree magna cum laude from Harvard Law School.

Adam L. Garrard (age 56) - Mr. Garrard has served as Head of Corporate Risk and Broking, and International since August 14, 2019. Prior to that, he served as Head of International at WTW since January 4, 2016. Previously, Mr. Garrard served as Chief Executive Officer for Willis Group Holdings in Asia since September 2012. Prior to that, Mr. Garrard served as Chief Executive Officer for Willis in Europe since January 2009, Chief Executive Officer for Willis in Australasia since May 2005 and Chief Executive Officer for Asia since January 2002. Mr. Garrard has resided in Singapore, Shanghai, Sydney and London while undertaking his Chief Executive Officer roles. After graduating from De Montfort University with a bachelor’s degree in Business Administration in 1992, Mr. Garrard joined SBJ Stephenson Insurance Brokers before joining Willis in 1994.

Julie J. Gebauer (age 60) - Ms. Gebauer has served as Head of Health, Wealth and Career at WTW since January 1, 2022. Previously, Ms. Gebauer served as Head of Human Capital & Benefits at WTW since January 4, 2016 and, prior to that, as Managing Director of Towers Watson’s Talent and Rewards business segment since January 1, 2010. Beginning in 2002, Ms. Gebauer served as a Managing Director of Towers Perrin and led Towers Perrin’s global Workforce Effectiveness practice and the global Towers Perrin-International Survey Research Corporation line of business. Ms. Gebauer was a member of Towers Perrin’s Board of Directors from 2003 through 2006. She joined Towers Perrin in 1986 as a consultant and held several leadership positions at Towers Perrin, serving as the Managing Principal for the New York office from 1999 to 2001 and the U.S. East Region Leader for the Human Capital Group from 2002 to 2006. Ms. Gebauer is a Fellow of the Society of Actuaries. Ms. Gebauer graduated Phi Beta Kappa and with high distinction from the University of Nebraska-Lincoln with a bachelor’s degree in mathematics and was designated a Chancellor’s Scholar.

Carl A. Hess (age 60) - Mr. Hess has served as Chief Executive Officer at WTW since January 1, 2022 and, prior to that, served as President since August 16, 2021. Mr. Hess was formerly Head of Investment, Risk and Reinsurance from October 27, 2016 to August 16, 2021. Previously, Mr. Hess served as the Co-Head of North America at WTW since January 4, 2016. Prior to that, Mr. Hess served as Managing Director, The Americas of Towers Watson since February 1, 2014, and before that, he served as the Managing Director of Towers Watson’s Investment business since January 1, 2010. Before his service at Towers Watson, Mr. Hess worked in a variety of roles for over 20 years at Watson Wyatt, lastly as Global Practice Director of Watson Wyatt’s Investment business. Mr. Hess is a Fellow of the Society of Actuaries and the Conference of Consulting Actuaries and a Chartered Enterprise Risk Analyst. He has a bachelor’s degree cum laude in logic and language from Yale University.

Andrew J. Krasner (age 46) - Mr. Krasner has served as Chief Financial Officer at WTW since September 7, 2021. From February 2021 to August 2021, Mr. Krasner served as Chief Financial Officer for Assured Partners. From June 2018 to January 2021, Mr. Krasner was Global Treasurer and Head of M&A of WTW, and from 2012 to June 2018, was Head of M&A, responsible for the Company’s Treasury operations and M&A, joint venture, divestiture, and strategic investment activity. Mr. Krasner started with Legacy Willis in June 2009 as Senior Vice President, working on the client side with Willis Capital Markets & Advisory between June 2009 to June 2012. Prior to joining WTW, Mr. Krasner was a Principal with Banc of America Securities from October 2003 to June 2009, an Associate with Deutsche Bank from July 2002 to October 2003 and a Senior Associate with PricewaterhouseCoopers from August 1997 to August 2000. Mr. Krasner has a B.S. degree in applied economics and business management and an M.B.A. with distinction from Cornell University. He is also a Certified Public Accountant.

Anne Pullum (age 39) - Ms. Pullum has served as Head of Europe at WTW since August 30, 2021 and, prior to that, as Head of Western Europe from May 31, 2019 to August 30, 2021. Previously, she served as the Chief Administrative Officer and Head of Strategy and Innovation since October 27, 2016. Beginning on January 4, 2016, Ms. Pullum served as WTW’s Head of Strategy, where she has played a key role in determining the Company’s strategy and worked across all business segments and functional areas. Previously, Ms. Pullum served as the Head of Strategy for Willis Group since May 2014. Before joining Willis, Ms. Pullum worked at McKinsey & Company, where she served financial services and natural resource clients since October 2010. Prior to that, Ms. Pullum conducted economic research at Greenspan Associates in Washington, D.C. and served as an analyst in the Goldman Sachs Equities Division in London. Ms. Pullum holds an M.B.A. from INSEAD and a bachelor’s degree in international economics from Georgetown University’s School of Foreign Service.

Imran Qureshi (age 51) - Mr. Qureshi has served as Head of North America at WTW since August 30, 2021. Prior to that, he served as the Co-Leader, U.S. from February 2017 to August 30, 2021. He also chaired the North American Inclusion & Diversity Council during this time. He served as Region Leader, U.S. Midwest from February 2017 to October 2019, and was Market Leader, Greater Chicago and Wisconsin from February 2016 to February 2017. Mr. Qureshi was Managing Consultant of the Chicago office from January 2013 to January 2016, and has been with WTW in other roles since March 1999. Mr. Qureshi is currently a board director at The Executives' Club of Chicago. Previously, he was the board chair of the Human Resources Management Association of Chicago, and he served on the M&A Faculty of WorldatWork where he taught M&A and taught the International Benefits Course for the International Foundation of Employee Benefit Plans. In 2004, Mr. Qureshi was honored by Business Insurance magazine as one of “40 Under 40 People to Watch” in the commercial insurance and risk/benefits management services industries. He also has lectured on governance and globalization at The Kellogg School of Management at Northwestern University and The University of Chicago Booth School of Business. Mr. Qureshi holds a bachelor’s degree in pure mathematics and statistics with honors from the University of Manchester in the U.K. and has an actuarial background.

Gene H. Wickes (age 69) - Mr. Wickes has served as the Head of Benefits Delivery and Administration at WTW since April 1, 2016. Prior to that, Mr. Wickes served as an Executive Sponsor of the combined WTW Merger integration team since January 4, 2016. Previously, he served as the Managing Director of the Benefits business segment of Towers Watson from January 1, 2010 until the closing of the WTW merger. Prior to that, he served as the Global Director of the Benefits practice of Watson Wyatt beginning in 2005 and as a member of Watson Wyatt’s Board of Directors from 2002 to 2007. Mr. Wickes was Watson Wyatt’s Global Retirement Practice Director in 2004 and the U.S. West Division’s Retirement Practice Leader from 1997 to 2004. Mr. Wickes joined Watson Wyatt in 1996 as a senior consultant and consulting actuary. Prior to joining Watson Wyatt, he spent 18 years with Towers Perrin, where he assisted organizations with welfare, retirement, and executive benefit issues. Mr. Wickes is a Fellow of the Society of Actuaries and a member of the Conference of Consulting Actuaries, and he has a B.S. in mathematics and economics, an M.S. in mathematics and an M.S. in economics, all from Brigham Young University.

Board of Directors

A list of the members of the Board of Directors of the Company and their principal occupations is provided below:

Carl A. Hess	Michael P. Hammond	Michelle R. Swanback
Chief Executive Officer	Former CEO and Chair, Lockton International Holdings Ltd.	President, Product and Platform, The Western Union Company

Inga K. Beale	Wendy E. Lane	Paul D. Thomas
Former CEO of Lloyd’s of London	Chair, Lane Holdings, Inc.	Former CEO of Reynolds Packaging Group

Anna C. Catalano	Brendan R. O’Neill	Wilhelm Zeller
Former Group Vice President, Marketing for BP plc	Former CEO of Imperial Chemical Industries PLC	Former CEO of Hannover Re Group

Victor F. Ganzi	Linda D. Rabbitt
Non-Executive Chair of WTW, Former President & CEO of The Hearst Corporation	Founder and Chair of Rand Construction Corporation

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
•
The sale of Willis Re to Gallagher, including transitional arrangements and pending transactions, creates incremental business, operational, regulatory and reputational risks.
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
•
Changes in our management structure and in senior leadership could affect our business and financial results.
•
The loss of key colleagues or a large number of colleagues could damage or result in the loss of client relationships and could result in such colleagues competing against us.
•
Data security breaches or improper disclosure of confidential company or personal data could result in material financial loss, regulatory actions, reputational harm or legal liability.
•
From time to time, we receive claims and are party to lawsuits arising from our work, which could materially adversely affect our reputation, business and financial condition.
•
As a highly regulated company, we are subject from time to time to inquiries or investigations by governmental agencies or regulators that could have a material adverse effect on our business or results of operations.
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

•
Sanctions imposed by governments, or changes to such sanction regulations (such as sanctions imposed on Russia), and related counter-sanctions, could have a material adverse impact on our operations or financial results.
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
•
Legislative or regulatory action or developments in case law in the U.S. or elsewhere could have a material adverse impact on our worldwide effective corporate tax rate.
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
•
Increasing scrutiny and changing expectations from investors, clients and our colleagues with respect to our environmental, social and governance (‘ESG’) practices may impose additional costs on us or expose us to reputational or other risks.
•
It is unclear how increased regulatory oversight and changes in the method for determining as well as the anticipated discontinuation of the London Interbank Offered Rate (‘LIBOR’) may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR, or how such changes could affect our results of operations or financial condition.
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

We have stated certain goals at our 2021 Investor Day and our outlook for the next several years, including with respect to our cash flows, our growth and margin targets and our share repurchases. New initiatives aiming to implement such objectives pose potential operational risks and may result in distraction of management and employees. We cannot be certain whether we will be able to realize benefits from current revenue-generating or cost-saving initiatives and ultimately realize our objectives. There can be no assurance that our actual results will meet these financial goals.

We have been impacted by the COVID-19 pandemic and may be substantially and negatively impacted by it in the future.

The COVID-19 pandemic has had an adverse impact on global commercial activity, including the global supply chain, and at times has contributed to strain in financial markets, including, among other effects, significant volatility in equity markets, changes in interest rates and reduced liquidity on a global basis. It has also resulted in increased travel restrictions and extended shutdowns of businesses in various industries including, among others, travel, trade, tourism, health systems and food supply, and significantly reduced overall economic output. As such, there is a risk that COVID-19 and its variants could have a substantial negative impact on client demand and cash flow in certain or all of our businesses.

COVID-19 risks magnify other risks discussed in this report and any of our other SEC filings. For example, the effectiveness of external parties, including governmental and non-governmental organizations, in combating the spread and severity of COVID-19 and its variants could have a material impact on demand for our business. In addition, steps taken by market counterparties such as (re)insurance carriers to limit their exposures to COVID-19 and related risks could have an impact on their willingness to provide or renew coverage for our clients on historical terms and pricing, which could again impact demand for our business. Coverage disputes arising out of the pandemic, some of which have already emerged, could also increase our professional liability risk by increasing the frequency and severity of allegations by others that, in the course of providing services, we have committed errors or omissions for which we should have liability. Also, travel restrictions have caused the postponement, modification or cancellation of various conferences and meetings around the world and adversely impacted sales activity. The rapid development and fluidity of the COVID-19 pandemic, including the continued development, availability, distribution and acceptance of effective vaccines and the emergence of vaccine-resistant variants, precludes any prediction as to the duration of the COVID-19 pandemic and the ultimate adverse impact of COVID-19 on our business. Nevertheless, COVID-19 continues to present material uncertainty and risk with respect to demand for our products and services.

In addition, COVID-19 has disrupted certain aspects of our business and could continue to disrupt, possibly materially, our business operations and the services we provide, as well as the business operations of our clients, suppliers and other third parties with whom we interact. As an increasing percentage of our colleagues continue to work remotely, we face resiliency risks, such as the risk that our information technology platform could potentially be inadequate to support increasing demand, as well as the risk that unusual working arrangements could impact the effectiveness of our operations or controls. Economic disruption caused by COVID-19 or other factors may impact the pace at which we make information technology-based investments, and we may continue to make fewer information technology-based investments than previously anticipated, which could potentially create business operational risk. In addition, we depend on third-party platforms and other infrastructure to provide certain of our products and services, and such third-party infrastructures face similar resiliency risks. These factors have exposed us to increased phishing and other cybersecurity attacks as cybercriminals try to exploit the uncertainty surrounding the COVID-19 pandemic, as well as an increase in the number of points of potential attack, such as laptops and mobile devices (both of which are now being used in increased numbers as many of our employees work remotely), to be secured. A failure to effectively manage these risks, including to promptly identify and appropriately respond to any cyberattacks, may adversely affect our business.

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

Supply and labor market disruptions caused by COVID-19 as well as other factors, such as accommodative monetary and fiscal policy, have contributed to significant inflation in many of the markets in which we operate. This impacts not only the costs to attract and retain employees but also other costs to run and invest in our business. If our costs grow significantly in excess of our ability to raise revenues, our margins and results of operations may be materially and adversely impacted and we may not be able to achieve our strategic and financial objectives.

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

The sale of Willis Re to Gallagher, including transitional arrangements and pending transactions, creates incremental business, operational, regulatory and reputational risks.

The completion of the agreed-upon transaction to sell our Willis Re business to Gallagher, which has occurred in many but not all jurisdictions globally, entails important risks, including, among others: the risk that the post-closing transition arrangements, which are complex, may impose costs or liabilities or may give rise to errors in execution, be distracting to our management, or cause disruption to our business or our relationships with clients, employees, suppliers, regulators and other third parties; the risk that the triggers for the potential earnout payment may not be met; the risk that transaction and/or transition costs may be greater than expected, including as a result of the complexity of the transition arrangements or conditions that regulators may put on any approvals of the transaction in jurisdictions that have not yet closed; the potential impact of the consummation of the transaction and transition arrangements on relationships, including with employees, suppliers, regulators, clients, competitors and other third parties; the risk that management’s attention is diverted from other matters during the post-closing period and in the period prior to closing in jurisdictions where closing has yet to occur; the risk that litigation associated with the Gallagher transaction or with contingent liabilities we have retained, if any, arises; the risk, as described more below, that we are unable to obtain the requisite regulatory approvals or satisfy all of the other conditions required to consummate the Gallagher transaction in remaining jurisdictions on the terms and expected schedule, if at all; the risk of disruptions from the completion of the Gallagher transaction and transition arrangements that impact our business, including current plans and operations, including the risk of exacerbating existing disruptions or challenges we face; and other risks in this Annual Report on Form 10-K and in our other SEC filings.

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

In addition, existing and new competitors (whether traditional competitors or non-traditional competitors, such as technology companies) could develop competing technologies or product or service offerings that disrupt our industries. Any new technology or product or service offering (including insurance companies selling their products directly to consumers or other insureds) that reduces or eliminates the need for intermediaries in insurance sales transactions could have a material adverse effect on our business and results of operations. Further, the increasing willingness of clients to either self-insure or maintain a captive insurance company, and the development of capital markets-based solutions and other alternative capital sources for traditional insurance needs, could also materially adversely affect us and our results of operations.

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

We have in the past few years undergone several significant business and organizational changes, including multi-year operational improvement programs and a new management structure, among others. There are also a number of other initiatives planned or ongoing to transform and update our systems and processes and gain efficiencies. In addition, our strategy continues to evolve, and such evolution may result in further organizational changes or more or different investments than we currently anticipate. In connection with all these changes, we may manage a number of large-scale and complex projects. Such projects may include multiple and connected phases, many of which may be dependent on factors that are outside of our control. While we plan to undertake these types of large, complex projects based on our determination that each is necessary or desirable for the execution of the Company’s business strategy, we cannot guarantee that the collective effect of all of these projects will not adversely impact our business or results of operations or that the benefits will be as we originally expect. Effectively managing these organizational changes (including ensuring that they are implemented on schedule, within budget and without interruption to the existing business or that transitions to new systems do not create significant control vulnerabilities during the period of transition) is critical to retaining talent, servicing clients and our business success overall. Many of the risks described herein increase during periods of significant organizational change. The failure to effectively manage such risks could adversely impact our resources or business or financial results.

Changes in our management structure and in senior leadership could affect our business and financial results.

As of January 1, 2022, Carl Hess succeeded John Haley as our chief executive officer and previously announced changes to our management structure became effective. Additionally, on September 7, 2021, Andrew Krasner succeeded Michael J. Burwell as our chief financial officer. Leadership transitions can be difficult to manage and may cause disruptions to our operations. A leadership transition may also increase the likelihood of turnover among our employees and result in changes in our business strategy, which may create uncertainty and negatively impact our ability to execute our business strategy quickly and effectively. Leadership transitions may also impact our relationships with customers and other market participants, and create uncertainty among investors, employees, and others concerning our future direction and performance. Any significant disruption, uncertainty or change in business strategy could adversely affect our business, operating results and financial condition.

The loss of key colleagues or a large number of colleagues could damage or result in the loss of client relationships and could result in such colleagues competing against us.

Our success depends on our ability to attract, retain and motivate qualified personnel, including key managers and colleagues. In addition, our success largely depends upon our colleagues’ abilities to generate business and provide quality services. In particular, our colleagues’ business relationships with our clients are a critical element of obtaining and maintaining client engagements. Labor markets have continued to tighten globally, and we have experienced intense competition and increased costs for certain types of colleagues, especially as new entrants, in the insurance business (among others), expend significant resources in hiring. Also, in the past and following the announcement and the termination of the proposed Aon combination, we have lost colleagues who manage substantial client relationships or possess substantial experience or expertise; if we lose additional colleagues such as those, or if we lose a large number of other colleagues, it could result in such colleagues competing against us. Voluntary attrition in a number of business lines remains elevated, and it may take longer than expected to hire new colleagues to replace colleagues who have left and/or these new colleagues may be subject to restrictive covenants that impact the amount of business they can generate while those covenants are in effect. The failure to successfully attract and retain qualified personnel could materially adversely affect our ability to secure and complete engagements or could disrupt our business or cause increased operational risk, which would materially adversely affect our results of operations and prospects.

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

We and our vendors regularly experience cybersecurity incidents, including successful attacks from time to time, and we expect that to continue going forward. Cybersecurity incidents include those resulting from human error or malfeasance, implantation of malware and viruses, phishing and spear-phishing attacks, unauthorized access to our information technology networks and systems, and unauthorized access to data or individual account funds through fraud or other means of deceiving our colleagues, clients, third-party service providers and vendors. We have experienced successful attacks, by various types of hacking groups, in which personal and commercially sensitive information, belonging to the Company or its clients, has been compromised. However, none of these cybersecurity incidents or attacks to our knowledge have been material to our business or financial results. We cannot assure that such cybersecurity incidents or attacks will not have a material impact on our business or financial results in the future. When required by law, we have notified individuals, clients and relevant regulatory authorities (such as insurance/financial services regulators and privacy regulators) of such cybersecurity incidents or attacks.

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

From time to time, we receive claims and are party to lawsuits arising from our work, which could materially adversely affect our reputation, business and financial condition.

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

Clients may seek to hold us responsible for alleged errors or omissions relating to any of the brokerage advice and services we provide, including when claims they submit to their insurance carriers are disputed or denied. This risk is likely to be higher in circumstances, such as claims related to COVID-19 (some of which have already emerged), where there are significant disputes between clients and insurance carriers over coverage and clients allege claims against us. This risk also may be higher in circumstances where we have significant numbers of departures or new joiners or other disruptions to our business, such as changes in ways of working. Given that many of our clients have very high insurance policy limits to cover their risks, alleged errors and omissions claims against us arising from disputed or denied claims are often significant. Moreover, in certain circumstances, our brokerage, investment and certain other types of business may not limit the maximum liability to which we may be exposed for claims involving alleged errors or omissions; and as such, we do not have limited liability for the work we provide to the associated clients.

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

As a highly regulated company, we are subject from time to time to inquiries or investigations by governmental agencies or regulators that could have a material adverse effect on our business or results of operations.

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

Our growth depends in part on our ability to make acquisitions. We may not be successful in identifying appropriate acquisition candidates or consummating acquisitions on terms acceptable or favorable to us. We also face additional risks related to acquisitions, including that we could overpay for acquired businesses and that any acquired business could significantly underperform relative to our expectations. In addition, we may not repurchase as many of our outstanding shares as anticipated due to our acquisition activity or investment opportunities, as well as other market or business conditions. If we are unable to identify and successfully make, integrate and manage acquisitions, our business could be materially adversely affected. In addition, we face risks related to divesting businesses, including that we may not receive adequate consideration in return for the divested business, we may continue to be subject to the liabilities of the divested business after its divestiture (including with respect to work we might have performed on behalf of the divested business), and we may not be able to reduce overhead or redeploy assets or retain colleagues after the divestiture closes. For example, we completed the sale of Miller and the principal closing of the Willis Re business, and are in the process of completing the remaining closings of our sale of the Willis Re business, which may give rise to such risks including risks in managing transition arrangements.

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

With respect to any such acquisition transactions, we face the risk related to the potential impacts of the transaction and integration on relationships, including with employees, correspondents, suppliers, clients and competitors, as well as the risk related to contingent liabilities (including litigation) potentially creating material liabilities for the Company. The following risks, in addition to those described above, may also adversely affect our ability to successfully implement and integrate these acquisitions: material changes in U.S. and foreign jurisdiction regulations (including those related to the healthcare system and Medicare and insurance brokerage services); changes in general economic, business and political conditions in relevant markets, including changes in the financial markets; significant competition in the marketplace; and compliance with extensive and evolving government regulations in the U.S. and in foreign jurisdictions.

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

In addition, many of the software applications, including enterprise cloud storage and cloud computing application services, that we use in our business are licensed from, and supported, upgraded and maintained by, third-party vendors. We are significantly increasing our use of such cloud services and expect this to continue over time. These third-party applications store confidential and proprietary data of the Company, our clients and our employees. A suspension or termination of certain of these licenses or the related support, upgrades and maintenance could cause temporary system delays or interruptions that could adversely impact our business. As a global organization, we occasionally acquire other companies or divest certain of our existing business lines and companies. These strategic business decisions may require us to manage complex integrations or dissolutions of information systems or the transfer of information from one system to another, and we may fail to identify vulnerabilities in our targets’ information systems or in integrated components of our respective information systems. These transactions may make us more susceptible to cyberattacks and could result in the theft of Company intellectual property, the compromise of Company, employee, and client data or operational disruption.

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

In 2021, approximately 18% of our revenue from continuing operations was generated in the U.K., although only about 12% of revenue from continuing operations was denominated in Pounds sterling as much of the insurance business is transacted in U.S. dollars. Approximately 18% of our expenses from continuing operations were denominated in Pounds sterling. It remains difficult to predict with any level of certainty the impact that Brexit will have on the economy; economic, regulatory and political stability; and market conditions in Europe, including in the U.K., or on the Pound sterling, Euro or other European currencies, but any such impacts and others we cannot currently anticipate could materially adversely affect us and our operations. Among other things, we could experience: lower growth in the region due to indecision by businesses holding off on generating new projects or due to adverse market conditions; and reduced reported revenue and earnings because foreign currencies may translate into fewer U.S. dollars due to the fact that we translate revenue denominated in non-U.S. currencies, such as Pounds sterling, into U.S. dollars for our financial statements. In addition, there can be no assurance that our hedging strategies will be effective.

On December 24, 2020, the E.U. and the U.K. agreed to the terms of a Trade and Cooperation Agreement (the ‘TCA’) that reflects certain matters agreed upon between the parties in relation to a broad range of separation issues, which provisionally applied as of January 1, 2021, and entered into force on May 1, 2021. While many separation issues have been resolved, some uncertainty remains in relation to the future regulation of financial services, among other matters. The TCA addresses issues related to financial services on a limited basis. The E.U. and the U.K have separately agreed to a Memorandum of Understanding to establish a framework for future regulatory cooperation. The British government and the E.U. will therefore continue over time to negotiate certain terms of the U.K.’s future relationship with the E.U. that are not addressed in the TCA. The Company is heavily invested in the U.K. through our businesses and activities. If the outcomes of Brexit and the TCA negatively impact the U.K., then it could have a material adverse impact on us. Brexit has resulted in greater restrictions on business conducted between the U.K. and E.U. countries and has increased regulatory complexities. There also remains uncertainty as to how changes to the U.K.’s access to the E.U. Single Market and the wider trading, legal, regulatory, tax, social and labor environments, especially in the U.K. and E.U., will be impacted over time, including the resulting impacts on our business and that of our clients. These changes may adversely affect our operations and financial results. For example, a loss of pre-Brexit passporting rights or other changed regulations relating to doing business in various E.U. countries by relying on a regulatory permission in the U.K. (or doing business in the U.K. by relying on a regulatory permission in an E.U. country) may over time increase our costs of doing business, or our ability to do so, and thereby adversely impact our operations and financial results.

We believe we have implemented appropriate arrangements for the continued servicing of client business in the countries most affected. These arrangements include the transaction of certain businesses and/or the movement of certain businesses outside of the U.K. However, various significant risks remain in relation to the effects of the post-Brexit arrangements between the E.U. and U.K. some of which have yet to be agreed upon, including the following, among others:

•
the risk that our implemented business solutions could cost more than expected, or that regulators in the U.K. or E.U may issue amended guidance or regulations in relation to those solutions or that we fail to gain regulatory authorizations which could affect our business, operations or strategic plans;
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

We are subject to numerous laws and regulations in the U.S. and foreign jurisdictions, only certain of which are named here, designed to protect the personally identifiable information of client and company constituents and suppliers, notably the European Union’s General Data Protection Regulation (‘GDPR’) and the California Consumer Privacy Act and its implementing regulations (‘CCPA’). We are also subject to regulations from other countries that prohibit or restrict the transmission of data outside of such countries’ borders, and to various U.S. federal and state laws governing the protection of health, financial or other individually identifiable information. The GDPR, which became effective in May 2018, as well as other more recently-enacted privacy laws, significantly increased our responsibilities when handling personal data including, without limitation, requiring us to conduct privacy impact assessments, restricting the transmission of data, and requiring public disclosure of significant data breaches. Violations of the GDPR may result in possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher). A July 2020 judgment by the Court of Justice of the European Union on Schrems II has made cross border data transfers to organizations outside the European Economic Area more onerous and uncertain, pending definitive guidance by European Union authorities. Further, as a result of the U.K.’s withdrawal from the European Union (‘Brexit’), the data transfer regime between the U.K. and the European Economic Area is subject to some uncertainty if the U.K.’s data strategy diverges from the E.U.’s in the coming years. The Company is also subject to numerous U.S. and foreign marketing and telecommunications laws and regulations designed to protect consumers from unwanted or fraudulent communications. A violation of any such law may lead to litigation or regulatory liability, including substantial financial damages or fines.

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
•
difficulties in controlling operations and monitoring employees in geographically dispersed and culturally diverse locations; and
•
the practical challenges and costs of complying, or monitoring compliance, with a wide variety of foreign laws (some of which are evolving or are not as well-developed as the laws of the U.S. or U.K. or which may conflict with U.S. or other sources of law), and regulations applicable to insurance brokers and other business operations abroad (in more than 140 countries, including many in emerging markets), including laws, rules and regulations relating to the conduct of business, trade sanction laws administered by the U.S. Office of Foreign Assets Control, the E.U., the U.K. and the United Nations (‘U.N.’), and the requirements of the U.S. Foreign Corrupt Practices Act as well as other anti-bribery and corruption rules and requirements in all of the countries in which we operate.

Sanctions imposed by governments, or changes to such sanction regulations (such as sanctions imposed on Russia), and related counter-sanctions, could have a material adverse impact on our operations or financial results.

As described above, our businesses are subject to the risk of sanctions imposed by the U.S., the E.U., the U.K. and other governments. In the past year, there was an increase in U.S. designations in relation to Russia and China (including recent sanctions imposed on Russia by the U.S. as well as the E.U. and U.K. due to Ukraine), and there has also been an increased risk of counter-sanctions in some locations, such as China and Russia in response to the recently imposed sanctions. We have also seen a maturing of the U.K. sanctions regime, which has navigated a differing path from the E.U. and U.S. sanctions regimes but largely with the same objectives. A number of volatile geopolitical events are likely to affect the implementation of sanctions such as the change of regime in Afghanistan, the escalation of sanctions towards Belarus, Russia's invasion of Ukraine, the uncertainty around the Nord Stream 2 pipeline, negotiations between the E.U., U.S. and Iran over a new nuclear deal as well as the continuing trade war between the U.S. and China with their sanctions and subsequent counter-sanctions. Some of these jurisdictions, such as China or Russia, may be significant businesses for us. As a result, we cannot predict the impacts of any changes in the U.S., E.U., U.K. or other sanctions, and whether such changes could have a material adverse impact on our operations or financial results.

Our business will be negatively affected if we are not able to anticipate and keep pace with rapid changes in government laws or regulations, or if government laws or regulations decrease the need for our services or increase our costs.

A material portion of our revenue is affected by statutory or regulatory changes. An example of a statutory or regulatory change that could materially impact us is any change to the U.S. Patient Protection and Affordable Care Act (‘PPACA’), and the Healthcare and Education Reconciliation Act of 2010, (‘HCERA’), which we refer to collectively as ‘Healthcare Reform’. While the U.S. Congress has not passed legislation replacing or fundamentally amending Healthcare Reform (other than changes to the individual mandate), such legislation, or another version of Healthcare Reform, could be implemented in the future. In addition, some U.S. political candidates and representatives elected to office in the recent election have expressed a desire to amend all or a portion of Healthcare Reform or otherwise establish alternatives to employer-sponsored health insurance or replace it with government-sponsored health insurance, often referred to as ‘Medicare for All’. Furthermore, various aspects of Healthcare Reform have been challenged in the judicial system with some success. The status of some of those challenges are in flux but could materially change U.S. healthcare. If we are unable to adapt our services to potential new laws and regulations, or judicial modifications, with respect to Healthcare Reform or otherwise, our ability to provide effective services in these areas may be substantially impacted. In addition, more restrictive rules or interpretations of the Centers for Medicare and Medicaid Services marketing rules, or judicial decisions that restrict or otherwise change existing provisions of U.S. healthcare regulation, could have a material adverse impact on our healthcare-related businesses. In addition, as we implement and expand our direct-to-consumer sales and marketing solutions, we are subject to various federal and state laws and regulations that prescribe when and how we may market to consumers (including, without limitation, the Telephone Consumer Protection Act and other telemarketing laws and the Medicare Communications and Marketing Guidelines issued by the Center for Medicare Services of the U.S. Department of Health and Human Service). Changes to these laws could negatively affect our ability to market directly to consumers or increase our costs or liabilities.

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

In 2010, the Federal government enacted significant reforms to healthcare legislation through Healthcare Reform. Many of our lines of business depend upon the private sector of the U.S. insurance system, its role in financing health care delivery, and insurance carriers’ use of, and payment of commissions to, agents, brokers and other organizations to market and sell individual and family health insurance plans. Healthcare Reform provisions have changed and will continue to change the industry in which we operate in substantial ways. Any changes to the roles of the private and public sectors in the health insurance system could also substantially change the industry.

Healthcare legislation and changes to government-funded healthcare programs remain a focus in Congress, while various aspects of Healthcare Reform have been challenged in the judicial system with some success. Any partial or complete repeal or amendment, judicial modifications or implementation difficulties, or uncertainty regarding such events, could increase our costs of compliance, prevent or delay future adoption or revisions to our business, and adversely impact our results of operations and financial condition. In addition, other members of Congress and certain state governments have expressed a desire to establish alternatives to employer-sponsored health insurance or replace it with government-sponsored health insurance, often referred to as ‘Medicare for All’. Given the uncertainties relating to the potential repeal and replacement of Healthcare Reform or other alternative proposals related to health insurance plans, the impact is difficult to determine, but it could have material negative effects on us, including:

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

Any of these effects could materially harm our business and results of operations. For example, various aspects of Healthcare Reform could cause insurance carriers to limit the types of health insurance plans we are able to sell and the geographies in which we are able to sell them. In addition, the U.S. Congress may seek to find spending cuts, and such cuts may include Medicare. If cuts are made to Medicare, there may be substantial changes in the types of health insurance plans we are able to sell, especially through our Individual Marketplace business, which focuses on direct-to-consumer Medicare policy sales. Changes in the law could also cause insurance carriers to exit the business of selling insurance plans in a particular jurisdiction, to eliminate certain categories of products or to attempt to move members into new plans for which we receive lower commissions. If insurance carriers decide to limit our ability to sell their plans or determine not to sell individual health insurance plans altogether, our business, results of operations and financial condition would be materially harmed.

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

WTW had total consolidated debt outstanding of approximately $4.6 billion as of December 31, 2021, and our interest expense was $211 million for the year ended December 31, 2021.

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

In addition, under the indentures for our 3.600% senior notes due 2024, our 4.625% senior notes due 2023, our 6.125% senior notes due 2043, our 4.400% senior notes due 2026, our 2.125% senior notes due 2022, our 4.500% senior notes due 2028, our 5.050% senior notes due 2048, our 2.950% senior notes due 2029, and our 3.875% senior notes due 2049, if we experience a ratings decline together with a change of control event, we would be required to offer to purchase these notes from holders unless we had previously redeemed those notes. We may not have sufficient funds available or access to funding to repurchase tendered notes in that event, which could result in a default under the notes. Any future debt that we incur may contain covenants regarding repurchases in the event of a change of control triggering event.

If a U.S. person is treated as owning at least 10% of our shares, such a holder may be subject to adverse U.S. federal income tax consequences.

Under current U.S. federal tax law, many of our non-U.S. subsidiaries are now classified as ‘controlled foreign corporations’ (‘CFCs’) for U.S. federal income tax purposes due to the expanded application of certain ownership attribution rules within a multinational corporate group. If a U.S. person is treated as owning (directly, indirectly or constructively) at least 10% of the value or voting power of our shares, such a person may be treated as a U.S. shareholder with respect to one or more of our CFC subsidiaries. In addition, if our shares are treated as owned more than 50% by U.S. shareholders, we would be treated as a CFC. A U.S. shareholder of a CFC may be required to annually report and include in its U.S. taxable income, as ordinary income, its pro-rata share of Subpart F income, global intangible low-taxed income, and investments in U.S. property by CFCs, whether or not we make any distributions to such U.S. shareholder. An individual U.S. shareholder generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a corporate U.S. shareholder with respect to a CFC. A failure by a U.S. shareholder to comply with its reporting obligations may subject the U.S. shareholder to significant monetary penalties and may extend the statute of limitations with respect to the U.S. shareholder’s U.S. federal income tax return for the year for which such reporting was due. We cannot provide any assurances that we will assist investors in determining whether we or any of our non-U.S. subsidiaries are CFCs or whether any investor is a U.S. shareholder with respect to any such CFCs. We also cannot guarantee that we will furnish to U.S. shareholders any or all of the information that may be necessary for them to comply with the aforementioned obligations. U.S. investors should consult their own advisors regarding the potential application of these rules to their investments in us.

Legislative or regulatory action or developments in case law in the U.S. or elsewhere could have a material adverse impact on our worldwide effective corporate tax rate.

We cannot give any assurance as to what our effective tax rate will be in the future, because of, among other things, uncertainty regarding the tax policies of the jurisdictions where we operate. Our actual effective tax rate may vary from expectations, and that variance may be material. Additionally, the tax laws of Ireland and other jurisdictions could change in the future. There may be an enactment of additional, or the revision of existing, state, federal and/or foreign regulatory and tax laws, and/or a development of case law as well as regulations and policy changes in the U.S. or abroad. Any such changes could cause a material change in our effective tax rate.

Further, it is possible that significant changes to the U.S. tax policies may be proposed, and legislative action may be taken by the U.S. Congress which, if ultimately enacted, could limit the availability of tax benefits or deductions that we currently claim, override tax treaties upon which we rely, or otherwise affect the taxes that the U.S. imposes on our worldwide operations. Regulations or administrative guidance from the U.S. Treasury Department that are currently proposed or newly issued in the future could have similar consequences. Such changes could materially adversely affect our effective tax rate and/or require us to take further action, at potentially significant additional expense, to seek to preserve our effective tax rate. In addition, if proposals were enacted that have the effect of limiting our ability as an Irish company to take advantage of tax treaties with the U.S., we could incur additional tax expense and/or otherwise experience business detriment.

In addition, the U.S. Congress, the Organization for Economic Co-operation and Development (‘OECD’), the World Trade Organization and other government agencies in non-U.S. jurisdictions where we and our affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. One example is in the area of base erosion and profit shifting, where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. Several jurisdictions have enacted legislation that is aligned with, and in some cases exceeds the scope of, the recommendations in the OECD’s 2015 reports addressing 15 specific actions as part of a comprehensive plan to create an agreed set of international rules for fighting base erosion and profit shifting. On October 8, 2021, the OECD announced an international agreement with more than 130 countries to implement a global minimum effective corporate tax rate of 15% for certain large multinational companies starting in

2023. The agreement also introduced rules that would result in the reallocation of certain taxing rights from multinational companies from their home countries to the markets where they have business activities and earn profits, regardless of physical presence, and could impact certain tax measures in the European Union. As a result, the tax laws in the U.S., Ireland, and other countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely affect us and our affiliates.

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

In addition, we have a substantial amount of goodwill on our consolidated balance sheet as a result of acquisitions we have completed. We review goodwill for impairment annually or whenever events or circumstances indicate impairment may have occurred. Application of the impairment test requires judgment, including the identification of reporting units, assignment of assets, liabilities and goodwill to reporting units and the determination of the fair value of each reporting unit. A significant deterioration in a key estimate or assumption or a less significant deterioration to a combination of assumptions, or the sale of a part of a reporting unit, could result in an impairment charge in the future, which could have a significant adverse impact on our reported earnings.

Our quarterly revenue and cash flow could fluctuate, including as a result of factors outside of our control, while our expenses may remain relatively fixed or be higher than expected.

Quarterly variations in our revenue, cash flow and results of operations have occurred in the past and could occur as a result of a number of factors, such as: the significance of client engagements commenced and completed during a quarter; seasonality of certain types of services; the number of business days in a quarter; colleague hiring and utilization rates; our clients’ ability to terminate engagements without penalty; the size and scope of assignments; our ability to enhance our billing, collection and working capital management efforts; differences in timing of renewals; non-recurring revenue from disposals and book-of-business sales; and general economic conditions.

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

Increasing scrutiny and changing expectations from investors, clients and our colleagues with respect to our environmental, social and governance (‘ESG’) practices may impose additional costs on us or expose us to reputational or other risks.

There is increased focus, including from governmental organizations, investors, colleagues and clients, on ESG issues such as environmental stewardship, climate change, diversity and inclusion, racial justice and workplace conduct. Negative public perception, adverse publicity or negative comments in social media and other forums could damage our reputation if we do not, or are not perceived to, adequately address any one or more of these issues. Any harm to our reputation could impact colleague engagement and retention and the willingness of clients and others to do business with us.

Investors, in particular, have increased their emphasis on the ESG practices of companies across all industries, including with respect to climate and human capital management. Certain investors have developed their own ESG ratings while others use third-party benchmarks or scores to measure a company’s ESG practices and make investment decisions or otherwise engage with the company to influence its practices in these areas. Additionally, our clients may evaluate our ESG practices and/or request that we adopt certain ESG policies in order to work with us. Also, organizations that provide ratings information to certain investors on ESG matters may assign unfavorable ratings to the Company, which may lead to negative investor sentiment and the diversion of investment capital to other companies or industries, which could have a negative impact on our stock price and our costs of capital.

New government regulations could also result in new or more stringent forms of ESG oversight and new mandatory and voluntary reporting, diligence and disclosure. As we work to align with the recommendations of the Financial Stability Board’s Task Force on Climate-related Financial Disclosures, the Sustainability Accounting Standards Board and our own ESG assessments and priorities, we may disclose additional metrics against which we may measure ourselves or be measured and tracked by others over time. Our failure to meet expectations of metrics, whether expectations set by us or by investors or other stakeholders, or to any other failure to make progress in this area on a timely basis, or at all, may negatively impact our reputation and our business.

It is unclear how increased regulatory oversight and changes in the method for determining as well as the anticipated discontinuation of the London Interbank Offered Rate (‘LIBOR’) may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR, or how such changes could affect our results of operations or financial condition.

In the recent past, concerns have been publicized regarding the calculation of LIBOR, the London interbank offered rate, which present risks for the financial instruments that use LIBOR as a reference rate. LIBOR has been the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. On March 5, 2021, LIBOR’s regulator, the Financial Conduct Authority, and administrator, ICE Benchmark Administration, Limited, announced that the publication of the one-week and two-month USD LIBOR maturities and non-USD LIBOR maturities will cease immediately after December 31, 2021, with the remaining USD LIBOR maturities ceasing immediately after June 30, 2023. Accordingly, uncertainty as to the nature of such changes may affect the market for or pricing of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an impact on the market for or pricing of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us, including our revolving credit facility, or on our overall financial condition or results of operations. For example, on July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. Currently, there is not an agreement on what rate or rates may become accepted alternatives to LIBOR; however, the Alternative Reference Rate Committee in the U.S., comprised of a group of large banks and other financial institutions, selected the Secured Overnight Finance Rate (‘SOFR’), as an alternative to LIBOR. In May 2018, the Federal Reserve Bank of New York began to publish the alternative rate. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities. Furthermore, as of April 23, 2018, the Bank of England has commenced publication of a reformed Sterling Overnight Index Average (‘SONIA’), comprised of a broader set of overnight Sterling money market transactions. The SONIA has been recommended as the alternative to Sterling LIBOR by the U.K. Working Group on Sterling Risk-Free Reference Rates.

The Company has incorporated provisions for the use of successor benchmarks where required in all of its external borrowing facilities that provide for floating-rate borrowing, including our recently amended and restated $1.5 billion revolving credit facility. Additionally, where the Company engages in floating-rate intercompany lending, we have made arrangements to benchmark the borrowing off successor market rates to maintain arms-length pricing. While we do not expect that the transition from LIBOR and risks related thereto will have a material adverse impact on our financing costs, it is still uncertain at this time.

We are a holding company and, therefore, may not be able to receive dividends or other distributions in needed amounts from our subsidiaries.

The Company is organized as a holding company, a legal entity separate and distinct from our operating subsidiaries. As a holding company without significant operations of our own, we are dependent upon dividends and other payments from our operating subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligations, for paying dividends to shareholders, for repurchasing shares of common stock and for corporate expenses. Legal and regulatory restrictions, foreign exchange controls, as well as operating requirements of our subsidiaries, may limit our ability to obtain cash from these subsidiaries. For example, Willis Limited, our U.K. brokerage subsidiary regulated by the FCA, is currently required to maintain $140 million in unencumbered and available financial resources, of which at least $83 million must be in cash, for regulatory purposes. In the event our operating subsidiaries are unable to pay dividends and other payments to the Company, we may not be able to service debt, pay obligations or pay dividends on, or repurchase shares of, common stock. In the event we are unable to generate cash from our operating subsidiaries for any of the reasons discussed above, our overall liquidity could deteriorate.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We operate offices in many countries throughout the world and believe that our properties are generally suitable and adequate for the purposes for which they are used. The principal properties are located in the United States and the United Kingdom. In addition, we have other offices in various locations, including among others, Europe, Asia, Australia and Latin America. Operations of each of our segments are carried out in owned or leased offices under operating leases that typically do not exceed 10 years in length, except for certain properties in key locations. We do not anticipate difficulty in meeting our space needs at lease expiration.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Share Data

Our ordinary shares trade on the NASDAQ Global Select Market under the symbol ‘WTW’ as of January 10, 2022. Our ordinary shares previously traded under the symbol ‘WLTW’ starting on January 5, 2016. As of February 18, 2022, there were 1,118 shareholders of record of our shares.

Dividends

We normally pay dividends on a quarterly basis to shareholders of record on March 31, June 30, September 30 and December 31. In February 2022, the board of directors approved a quarterly cash dividend of $0.82 per share ($3.28 per share annualized rate), which will be paid on or around April 15, 2022 to shareholders of record as of March 31, 2022.

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

Total Shareholder Return

The graph below depicts cumulative total shareholder returns for WTW for the period from December 31, 2016 through December 31, 2021.

The graph also depicts the total return for the S&P 500 and for a peer group for WTW comprised of Accenture plc, Aon plc, Arthur J. Gallagher & Co., Brown & Brown Inc., Cognizant Technology Solutions Corporation, Marsh & McLennan Companies, Inc. and Robert Half International Inc. The graph charts the performance of $100 invested on the initial date indicated, December 31, 2016, assuming full dividend reinvestment.

Unregistered Sales of Equity Securities and Use of Proceeds

During the year ended December 31, 2021, no shares were issued by the Company without registration under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company is authorized to repurchase shares, by way of redemption, and will consider whether to do so from time to time, based on many factors, including market conditions. Since April 20, 2016, when the WTW board reconfirmed, reapproved and reauthorized the remaining $529 million portion of the Legacy Willis program to repurchase the Company’s ordinary shares on the open market or by way of redemption or otherwise, the following additional authorizations have occurred:

•
November 10, 2016 — the Company announced that the board of directors approved an additional authorization of $1.0 billion.
•
February 23, 2018 — the Company announced that the board of directors approved an additional authorization of $400 million.
•
February 26, 2020 — the Company announced that the board of directors approved an additional authorization of $251 million.
•
July 26, 2021 — the Company announced that the board of directors approved an additional authorization of $1.0 billion.
•
September 16, 2021 — the Company announced that the board of directors approved an additional authorization of $4.0 billion.

There are no expiration dates for these repurchase plans or programs. The following table presents specified information about the Company’s repurchases of ordinary shares in the fourth quarter and the Company’s repurchase authority.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1, 2021 through October 31, 2021	—	$—	—	19,006,432
November 1, 2021 through November 30, 2021	1,175,924	$231.70	1,175,924	17,830,508
December 1, 2021 through December 31, 2021	1,523,928	$232.88	1,523,928	16,306,580
	2,699,852	$232.36	2,699,852

At December 31, 2021, the maximum number of shares that may be purchased under the existing stock repurchase program is 16,306,580, with approximately $3.9 billion remaining on the current open-ended repurchase authority granted by the board. An estimate of the maximum number of shares under the existing authorities was determined using the closing price of our ordinary shares on December 31, 2021 of $237.49.

Securities Authorized for Issuance Under Equity Compensation Plans

For information on our securities authorized for issuance under our existing equity compensation plans, see ‘Securities Authorized for Issuance under Equity Compensation Plans’ in our proxy statement filed with the SEC.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion includes forward-looking statements. See ‘Disclaimer Regarding Forward-looking Statements’ for certain cautionary information regarding forward-looking statements and Part I, Item 1A Risk Factors for a list of factors that could cause actual results to differ materially from those predicted in those statements.

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

Our methods of calculating these measures may differ from those used by other companies and therefore comparability may be limited. These financial measures should be viewed in addition to, not in lieu of, the consolidated financial statements for the year ended December 31, 2021.

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

Within our insurance and brokerage business, due to the cyclical nature of the insurance market and the impact of other market conditions on insurance premiums, commission revenue may vary widely between accounting periods. A period of low or declining premium rates, generally known as a ‘soft’ or ‘softening’ market, generally leads to downward pressure on commission revenue and can have a material adverse impact on our revenue and operating margin. A ‘hard’ or ‘firming’ market, during which premium rates rise, generally has a favorable impact on our revenue and operating margin. Rates, however, vary by geography, industry and client segment. As a result, and due to the global and diverse nature of our business, we view rates in the aggregate. Overall, we are currently seeing a modest but definite increase in pricing in the market.

Market conditions in the broking industry in which we operate are generally defined by factors such as the strength of the economies in the various geographic regions in which we serve around the world, insurance rate movements, and insurance and reinsurance buying patterns of our clients.

The markets for our consulting, technology and solutions, and marketplace services are affected by economic, regulatory and legislative changes, technological developments, and increased competition from established and new competitors. We believe that the primary factors in selecting a human resources or risk management consulting firm include reputation, the ability to provide measurable increases to shareholder value and return on investment, global scale, quality of service and the ability to tailor services to clients’ unique needs. In that regard, we are focused on developing and implementing technology, data and analytic solutions for both internal operations and for maintaining industry standards and meeting client preferences. We have made such investments from time to time and may decide, based on perceived business needs, to make investments in the future that may be different from past practice or what we currently anticipate.

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

From time to time, including but not limited to the period after the announcement of the proposed Aon combination through the period that has followed the termination of the proposed combination, we have lost (and may in the future continue to lose) colleagues who manage substantial client relationships or possess substantial experience or expertise; when we lose colleagues such as those, it often results in such colleagues competing against us. Further, the full impact of this competition may be delayed due to the timing of restrictive covenants or client renewals. We believe that this dynamic, which was most pronounced in our Corporate Risk and Broking segment in the second and third quarters of 2021, has caused the segment’s near-term growth rates in the fourth quarter and expected into 2022 to be meaningfully slower than other competitors. This dynamic may be difficult to predict, given that the adverse impact in future periods is more significant than in the periods in which employees departed. Growth may also be adversely affected by the fact that 2021 performance in a number of businesses, particularly commercial risk broking and health & benefits broking, benefited from revenue from book sales, which is non-repeatable revenue. It is possible that growth could be different than expected and our results of operations could be significantly and adversely impacted.

See Part I, Item 1A Risk Factors in this Annual Report on Form 10-K for discussions of risks that may affect our ability to compete.

Brexit

Following the occurrence of Brexit and the end of the formal transition period on December 31, 2020, a trade agreement has been established between the U.K. and E.U. As expected, the agreement largely addressed goods and not services, and the Company has therefore completed the establishment of appropriate arrangements for the continued servicing of client business in all relevant E.U. countries. Further negotiations between the U.K. and E.U. resulted in the agreement of a Memorandum of Understanding to address matters related to financial services, though the outcome of future engagement between the U.K. and E.U. in relation to services, including financial services and potential impact on the Company, are not yet fully known. For a further discussion of the risks of Brexit to the Company, see Part I, Item 1A Risk Factors in this Annual Report on Form 10-K.

Although approximately 18% of our revenue from continuing operations is generated in the U.K. on an annual basis, about 12% of revenue from continuing operations is denominated in Pounds sterling, as much of the insurance business is transacted in U.S. dollars. Approximately 18% of our expenses from continuing operations is denominated in Pounds sterling, thus we generally benefit from a weakening Pound sterling in our income from continuing operations. However, we have a Company hedging strategy for this aspect of our business, which is designed to mitigate significant fluctuations in currency.

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

Over the last two years, the COVID-19 pandemic generally did not have a material adverse impact on our overall financial results. Initially, the pandemic had a negative impact on our revenue growth, primarily in our businesses that are discretionary in nature, however we later saw an increased demand for these services, which improved revenue growth beginning in the second quarter of 2021. There continues to be increased demand for our services, particularly those services that address the various challenges in the global labor markets and disruptions to the supply chain. While we believe we have adapted to the unique challenges posed by the pandemic surrounding how and where we do our work, we are also impacted by the negative effect on workforce availability, which could hamper our ability to grow our capacity on pace with increasing demand for our services. We expect the market for talent to remain highly competitive for at least the next several months. We will continue to monitor the situation and assess any implications to our business and our stakeholders.

Supply and labor market disruptions caused by COVID-19 as well as other factors, such as accommodative monetary and fiscal policy, have contributed to significant inflation in many of the markets in which we operate. This impacts not only the costs to attract and retain employees but also other costs to run and invest in our business. If our costs grow significantly in excess of our ability to raise revenues, our margins and results of operations may be materially and adversely impacted and we may not be able to achieve our strategic and financial objectives.

The extent to which COVID-19 impacts our business and financial position will depend on future developments, which are difficult to predict. These future developments may include the severity and scope of the COVID-19 outbreak and the emergence of new variants, which may unexpectedly change or worsen, and the types and duration of measures imposed by governmental authorities to contain the virus or address its impact. We continue to expect that the COVID-19 pandemic and the related impacts on the wider economic environment may cause volatility to our revenue and operating results in fiscal 2022. We believe that, as a general matter, these trends and uncertainties are similar to those faced by other comparable registrants as a result of the pandemic. See Part I, Item 1A Risk Factors in this Annual Report on Form 10-K for a discussion of actual and potential impacts of COVID-19 on our business, clients and operations.

Daily Operations - We continue to closely monitor the spread and impact of COVID-19, including the availability and efficacy of vaccines, while adhering to government health directives. The Company continues to administer its own restrictions on business travel, office access, and meetings and events, where appropriate, but has developed its return-to-work plans with a focus on safe utilization based on appropriate social-distancing guidelines and a continued hybrid work model. We have had thorough business continuity and incident management processes in place and operating effectively for the past two years and will continue to do so through the end of the pandemic.

Transformation Program

In the fourth quarter of 2021, we initiated a three-year ‘Transformation program’ designed to enhance operations, optimize technology and align our real estate footprint to our new ways of working. We expect the program to generate annual cost savings of approximately $300 million by the end of 2024. The program is expected to include cumulative costs of approximately $490 million and capital expenditures of approximately $260 million, for a total investment of $750 million. The main categories of charges will be in the following four areas:

•
Real estate rationalization — includes costs to align the real estate footprint to our new ways of working (hybrid work) and includes breakage fees and the impairment of right-of-use assets and other related leasehold assets.
•
Technology modernization — these charges are incurred in moving to common platforms and technologies, including migrating certain platforms and applications to the cloud. This category will include the impairment of technology assets that are duplicative or no longer revenue-producing, as well as costs for technology investments that do not qualify for capitalization.
•
Process optimization — these costs will be incurred in the right-shoring strategy and automation of our operations, which will include optimizing resource deployment and appropriate colleague alignment. These costs will include process and organizational design costs, severance and separation-related costs and temporary retention costs.
•
Other — other costs not included above including fees for professional services, other contract terminations not related to the above categories and supplier migration costs.

For the year ended December 31, 2021, restructuring charges under our Transformation program totaled $26 million. From the actions taken in 2021, we expect to have annualized savings of $20 million primarily from the reduction of real estate costs, the benefits of which will be recognized in 2022.

For a discussion of some of the risks associated with the Transformation program, please see Part I, Item 1A Risk Factors - ‘We may not be able to fully realize the anticipated benefits of our growth strategy’ and other Risk Factors in this Annual Report on Form 10-K.

Financial Statement Overview

For all financial information presented herein, the operating results of Willis Re have been reclassified as discontinued operations (see Note 3 — Acquisitions and Divestitures within Item 8 of this Annual Report on Form 10-K for further information).

The tables below set forth our summarized consolidated statements of comprehensive income and data as a percentage of revenue for the periods indicated.

Consolidated Statements of Comprehensive Income

($ in millions, except per share data)

	Years ended December 31,
	2021		2020		2019

Revenue	$8,998	100%	$8,615	100%	$8,370	100%
Costs of providing services
Salaries and benefits	5,253	58%	5,157	60%	4,929	59%
Other operating expenses	1,673	19%	1,697	20%	1,647	20%
Depreciation	281	3%	307	4%	239	3%
Amortization	369	4%	461	5%	488	6%
Restructuring costs	26	—%	24	—%	—	—%
Transaction and integration, net	(806)	(9)%	110	1%	13	—%
Total costs of providing services	6,796		7,756		7,316
Income from operations	2,202	24%	859	10%	1,054	13%
Interest expense	(211)	(2)%	(244)	(3)%	(234)	(3)%
Other income, net	701	8%	396	5%	226	3%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,692	30%	1,011	12%	1,046	12%
Provision for income taxes	(536)	(6)%	(249)	(3)%	(197)	(2)%
INCOME FROM CONTINUING OPERATIONS	2,156	24%	762	9%	849	10%
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	2,080	23%	258	3%	224	3%
Income attributable to non-controlling interests	(14)	—%	(24)	—%	(29)	—%
NET INCOME ATTRIBUTABLE TO WTW	$4,222	47%	$996	12%	$1,044	12%
Diluted earnings per share from continuing operations	$16.63		$5.67		$6.30

Consolidated Revenue (Continuing Operations)

We derive the majority of our revenue from commissions from our brokerage services and fees for consulting and administration services. No single client represented a significant concentration of our consolidated revenue for any of our three most recent fiscal years.

The following table details our top five markets based on percentage of consolidated revenue (in U.S. dollars) from the countries where work was performed for the year ended December 31, 2021. These figures do not represent the currency of the related revenue, which is presented in the next table.

Geographic Region	% of Revenue
United States	51%
United Kingdom	18%
France	4%
Canada	3%
Germany	3%

The table below details the approximate percentage of our revenue and expenses from continuing operations by transactional currency for the year ended December 31, 2021.

Transactional Currency	Revenue	Expenses (i)
U.S. dollars	58%	53%
Pounds sterling	12%	18%
Euro	15%	13%
Other currencies	15%	16%

(i)
These percentages exclude certain expenses for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. These items include amortization of intangible assets and transaction and integration, net.

The following table sets forth the total revenue for the years ended December 31, 2021 and 2020 and the components of the change in total revenue for the year ended December 31, 2021, as compared to the prior year:

				Components of Revenue Change (i)
			As		Constant
	Years Ended December 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2021	2020	Change	Impact	Change	Divestitures	Change
	($ in millions)
Revenue	$8,998	$8,615	4%	2%	2%	(3)%	6%

(i)
Components of revenue change may not add due to rounding.

Revenue for the year ended December 31, 2021 was $9.0 billion, compared to $8.6 billion for the year ended December 31, 2020, an increase of $383 million, or 4%, on an as-reported basis. Adjusting for the impact of foreign currency and acquisitions and disposals, our organic revenue growth was 6% for the year ended December 31, 2021. The increase to our as-reported revenue was driven by strong performances in all segments and $134 million from book-of-business settlements, partially offset by disposals in our IRR segment in 2020 and early 2021.

Our revenue can be materially impacted by changes in currency conversions, which can fluctuate significantly over the course of a calendar year. For the year ended December 31, 2021, currency translation increased our consolidated revenue by $171 million. The primary currencies driving these changes were the Pound sterling and Euro.

The following table sets forth the total revenue for the years ended December 31, 2020 and 2019 and the components of the change in total revenue for the year ended December 31, 2020, as compared to the prior year:

				Components of Revenue Change (i)
			As		Constant
	Years Ended December 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2020	2019	Change	Impact	Change	Divestitures	Change
	($ in millions)
Revenue	$8,615	$8,370	3%	—%	3%	2%	1%

(i)
Components of revenue change may not add due to rounding.

Revenue for the year ended December 31, 2020 was $8.6 billion, compared to $8.4 billion for the year ended December 31, 2019, an increase of $245 million, or 3%, on an as-reported basis. Adjusting for the impact of foreign currency and acquisitions and disposals, our organic revenue growth was 1% for the year ended December 31, 2020. The CRB and BDA segments had organic revenue growth during the year, while the HCB and IRR segments were flat, in part due to the impact of the COVID-19 reduction in demand for our discretionary services, mostly for HCB. The revenue from acquisitions related primarily to TRANZACT, which generated revenue of $557 million for the year ended December 31, 2020 as compared to $245 million for the year ended December 31, 2019, which represents revenue included from the date of the acquisition of July 30, 2019.

For the year ended December 31, 2020, currency translation decreased our consolidated revenue by $8 million. The primary currencies driving this change were the Canadian dollar, Australian dollar, and Malaysian Ringgit, partially offset by the Pound sterling.

Definitions of Constant Currency Change and Organic Change are included in the section entitled ‘Non-GAAP Financial Measures’ elsewhere within this Form 10-K.

Segment Revenue

At December 31, 2021, we managed our business across four reportable operating segments: Human Capital and Benefits; Corporate Risk and Broking; Investment, Risk and Reinsurance; and Benefits Delivery and Administration. On January 1, 2022, we began managing across two new reportable operating segments. See Part I, Item 1, ‘Business – Segment Reorganization’ for a discussion of the new segments. Discussion of segment results in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the segments as of December 31, 2021.

Segment revenue excludes amounts that were directly incurred on behalf of our clients and reimbursed by them (reimbursed expenses); however, these amounts are included in consolidated revenue.

The Company experiences seasonal fluctuations in its revenue. Revenue is typically higher during the Company’s first and fourth quarters due primarily to the timing of broking-related activities.

Human Capital and Benefits

The HCB segment provided an array of advice, broking, solutions and software for our clients.

HCB was the largest segment of the Company, generating approximately 39% of our segment revenue for the year ended December 31, 2021. HCB was focused on addressing our clients’ people and risk needs to help them take on the challenges of operating in a global marketplace. This segment was further strengthened with teams of international consultants who provided support through each of our business units to the global headquarters of multinational clients and their foreign subsidiaries.

The HCB segment provided services through four business units:

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

The following table sets forth HCB segment revenue for the years ended December 31, 2021 and 2020, and the components of the change in revenue for the year ended December 31, 2021 from the year ended December 31, 2020.

				Components of Revenue Change (i)
			As		Constant
	Years Ended December 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2021	2020	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$3,447	$3,278	5%	2%	3%	—%	3%

(i)
Components of revenue change may not add due to rounding.

HCB segment revenue for the years ended December 31, 2021 and 2020 was $3.4 billion and $3.3 billion, respectively. On an organic basis, Talent and Rewards led the segment’s revenue growth, driven by strong market demand for rewards advisory work and talent and compensation products. Health and Benefits revenue grew from increased consulting work and a gain recorded in connection with a book-of-business settlement in North America alongside continued expansion of our local portfolios and global benefits management appointments outside of North America. Retirement revenue increased with notable growth in Great Britain driven by funding advice and Guaranteed Minimum Pension (‘GMP’) equalization work. Technology and Administration Solutions revenue increased primarily due to new project and client activity in Great Britain.

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

Corporate Risk and Broking

The CRB segment provided a broad range of risk advice, insurance brokerage and consulting services to our clients worldwide, ranging from small businesses to multinational corporations. The segment delivered integrated global solutions tailored to client needs and underpinned by data and analytics.

CRB generated approximately 35% of our segment revenue for the year ended December 31, 2021 and placed more than $25 billion of premiums into the insurance markets on an annual basis.

CRB had eight global lines of business:

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

The following table sets forth CRB segment revenue for the years ended December 31, 2021 and 2020, and the components of the change in revenue for the year ended December 31, 2021 from the year ended December 31, 2020.

				Components of Revenue Change (i)
			As		Constant
	Years Ended December 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2021	2020	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$3,177	$2,977	7%	2%	5%	—%	5%

(i)
Components of revenue change may not add due to rounding.

CRB segment revenue for the years ended December 31, 2021 and 2020 was $3.2 billion and $3.0 billion, respectively. On an organic basis, North America led the segment with gains recorded in connection with book-of-business sales and settlements alongside strong renewals, primarily in FINEX, M&A, and Construction. International and Great Britain revenue increased with new business generation primarily in the FINEX and Construction insurance lines. Revenue in Western Europe was down due to challenges related to senior staff departures.

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

CRB segment revenue for the years ended December 31, 2020 and 2019 was $3.0 billion and $2.9 billion, respectively. On an organic basis, North America led the segment, followed by Western Europe, primarily with new business generation along with strong renewals. The revenue increase was partially offset by a decline in Great Britain and International, due to a change in the remuneration model for certain lines of business. This change, which is neutral to operating income, results in lower revenue and an equal reduction to salaries and benefits expense. Absent this change, International revenue increased, led by growth in Latin America and Asia. Great Britain was additionally impacted by an internal transfer of a book-of-business to North America. Apart from these two structural changes, revenue increased modestly due to strong new business and renewals which were partially offset by the impact of COVID-19 on the construction and marine insurance lines.

Investment, Risk and Reinsurance

The IRR segment used a sophisticated approach to risk, which helped clients free up capital and manage investment complexity. The segment worked closely with investors and insurers to manage the equation between risk and return. Blending advanced analytics with deep institutional knowledge, IRR identified new opportunities to maximize performance. This segment provided investment consulting and discretionary management services and insurance-specific services and solutions through reserves opinions, software, ratemaking and risk underwriting.

This segment generated approximately 9% of segment revenue for the Company for the year ended December 31, 2021. Approximately 78% of the revenue for this segment was split between North America and the U.K. At December 31, 2021, IRR included the following businesses and offerings:

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

The following IRR businesses were disposed of in 2021 or 2020:

•
Willis Re — Willis Re provided reinsurance industry clients with an understanding of how risk affects capital and financial performance and advised on the best ways to manage related outcomes.
•
Wholesale Insurance Broking — Wholesale Insurance Broking provided specialist broking services primarily to retail and wholesale brokers.
•
Innovisk — Innovisk brought together our set of managing general agent underwriting activities for the purposes of accelerating their future development using data and technology.

•
Willis Re Securities — Willis Re Securities provided capital markets services and products to companies involved in the insurance and reinsurance industries.
•
Max Matthiessen — Max Matthiessen was a leading advisor and broker for insurance, benefits, human resources and savings in the Nordic region. The business specialized in providing human capital and benefits administration together with providing market leading savings and insurance solutions.

In December 2021, the Company completed the sale of Willis Re (see Note 3 — Acquisitions and Divestitures within Item 8 of this Annual Report on Form 10-K for further information). As a result, we have reclassified revenue associated with Willis Re to discontinued operations within our consolidated statements of comprehensive income, and therefore it is not included for each of the periods presented below.

Additionally, during 2021, the Company completed divestitures of its Wholesale Insurance Broking and Innovisk businesses. In September 2020, the Company sold its Max Matthiessen business. Revenue attributable to these businesses prior to their respective divestitures are included in each of the periods presented below. See Note 3 — Acquisitions and Divestitures within Item 8 of this Annual Report on Form 10-K for further information.

The following table sets forth IRR segment revenue for the years ended December 31, 2021 and 2020, and the components of the change in revenue for the year ended December 31, 2021 from the year ended December 31, 2020.

				Components of Revenue Change (i)
			As		Constant
	Years Ended December 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2021	2020	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$814	$921	(12)%	3%	(15)%	(31)%	16%

(i)
Components of revenue change may not add due to rounding.

IRR segment revenue for the years ended December 31, 2021 and 2020 was $814 million and $921 million, respectively. On an organic basis, advisory-related fees led the revenue growth in both our Investment business and Insurance Consulting and Technology business alongside increased contingent performance fees and software sales. Revenue growth in IRR was further aided by a gain recorded in connection with a book-of-business settlement which relates to Reinsurance assets that were not transferred as part of the sale of Willis Re. The growth was partially offset by a decline in Wholesale’s revenue prior to its disposal in the first quarter of 2021, resulting from headwinds across coverage lines coupled with a strategic shift in its operating model.

The following table sets forth IRR segment revenue for the years ended December 31, 2020 and 2019, and the components of the change in revenue for the year ended December 31, 2020 from the year ended December 31, 2019.

				Components of Revenue Change (i)
			As		Constant
	Years Ended December 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2020	2019	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$921	$962	(4)%	—%	(5)%	(5)%	—%

(i)
Components of revenue change may not add due to rounding.

IRR segment revenue for the years ended December 31, 2020 and 2019 was $921 million and $962 million, respectively. On an organic basis, most lines of business contributed to the growth. Insurance Consulting and Technology revenue grew from strong technology sales. Max Matthiessen revenue increased as a result of overall growth in net commissions. Revenue growth in the Investment businesses resulted from client wins.

Benefit Delivery and Administration

The BDA segment provided primary medical and ancillary benefit exchange and outsourcing services to active employees and retirees across both the group and individual markets. A significant portion of the revenue in this segment was recurring in nature, driven by either the commissions from the policies we sell, or from long-term service contracts with our clients that typically range from three to five years. Revenue across this segment may have been seasonal, driven by the magnitude and timing of client enrollment activities, which often occur during the fourth quarter, with increased membership levels typically effective January 1, after calendar year-end benefits elections. On July 30, 2019, the Company acquired TRANZACT, which operated as part of the BDA segment. TRANZACT experiences seasonally higher revenue during the fourth quarter due primarily to the timing of the Federal Medicare Open Enrollment window.

BDA generated approximately 17% of our segment revenue for the year ended December 31, 2021. BDA provided services via three related offerings to customers primarily in the U.S.:

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

The following table sets forth BDA segment revenue for the years ended December 31, 2021 and 2020, and the components of the change in revenue for the year ended December 31, 2021 from the year ended December 31, 2020.

				Components of Revenue Change (i)
			As		Constant
	Years Ended December 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2021	2020	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$1,500	$1,359	10%	—%	10%	1%	10%

(i)
Components of revenue change may not add due to rounding.

BDA segment revenue for the years ended December 31, 2021 and 2020 was $1.5 billion and $1.4 billion, respectively. BDA’s organic revenue increase was led by Individual Marketplace, primarily by TRANZACT, which generated year-to-date revenue of $661 million with strong growth in Medicare Advantage sales. Benefits Outsourcing revenue also increased, driven by its expanded client base and project work stemming from temporary federal policy changes affecting group healthcare plans.

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

Costs of Providing Services (Continuing Operations)

For all financial information presented herein, the operating results of Willis Re have been reclassified as discontinued operations (see Note 3 — Acquisitions and Divestitures within Item 8 of this Annual Report on Form 10-K for further information).

Total costs of providing services for the year ended December 31, 2021 were $6.8 billion, compared to $7.8 billion for the year ended December 31, 2020, a decrease of $960 million, or 12%. This decrease was primarily due to the $1 billion income receipt related to the termination of the proposed Aon combination during the third quarter of 2021. Total costs of providing services for the year ended December 31, 2020 were $7.8 billion, compared to $7.3 billion for the year ended December 31, 2019, an increase of $440 million, or 6%. See the following discussion for further details.

Salaries and Benefits

Salaries and benefits for the year ended December 31, 2021 were $5.3 billion, compared to $5.2 billion for the year ended December 31, 2020, an increase of $96 million, or 2%. The increase in the current year is primarily due to higher incentive and benefit accruals for the period. Salaries and benefits for the year ended December 31, 2020 were $5.2 billion, compared to $4.9 billion for the year ended December 31, 2019, an increase of $228 million, or 5%. The increase was primarily a result of higher salaries and incentive accruals along with the full year inclusion of TRANZACT’s compensation costs.

Salaries and benefits, as a percentage of revenue, represented 58%, 60% and 59% for the years ended December 31, 2021, 2020 and 2019, respectively.

Other Operating Expenses

Other operating expenses include occupancy, legal, marketing, licenses, royalties, supplies, technology, printing and telephone costs, as well as insurance, including premiums on excess insurance and losses on professional liability claims, travel by colleagues, publications, professional subscriptions and development, recruitment, other professional fees and irrecoverable value added and sales taxes. Additionally, other operating expenses included costs historically allocated to our Willis Re business which will be partially offset by fees under the TSA with Gallagher.

Other operating expenses for both the years ended December 31, 2021 and 2020 were $1.7 billion, a decrease of $24 million, or 1%. This improvement was primarily due to decreases in local office expenses, non-income taxes, travel and entertainment costs and professional insurance expense, partially offset by higher marketing and professional fees for the year ended December 31, 2021 as compared to the prior year. Other operating expenses for the year ended December 31, 2020 were $1.7 billion, compared to $1.6 billion for the year ended December 31, 2019, an increase of $50 million, or 3%. The increase was primarily due to the full year inclusion of TRANZACT’s operating expenses as well as the prior year settlement of two shareholder litigation suits net of insurance and other recovery receivables.

Depreciation

Depreciation represents the expense incurred over the useful lives of our tangible fixed assets and internally-developed software. Depreciation for the year ended December 31, 2021 was $281 million, compared to $307 million for the year ended December 31, 2020, a decrease of $26 million, or 8%. The year-over-year decrease was primarily due to the prior year acceleration of depreciation of $35 million related to the abandonment of an internally-developed software asset prior to being placed in service. This decrease was partially offset by additional assets placed in service during 2020 and 2021. Depreciation for the year ended December 31, 2020 was $307 million, compared to $239 million for the year ended December 31, 2019, an increase of $68 million, or 28%. The increase was due to a higher depreciable base of assets resulting from additional assets placed in service during 2019. Also contributing to the year-over-year increase was the $35 million of accelerated depreciation related to the abandonment of an internally-developed software asset.

Amortization

Amortization represents the amortization of acquired intangible assets, including acquired internally-developed software. Amortization for the year ended December 31, 2021 was $369 million, compared to $461 million for the year ended December 31, 2020, a decrease of $92 million, or 20%. Amortization for the year ended December 31, 2020 was $461 million, compared to $488 million for the year ended December 31, 2019, a decrease of $27 million, or 6%. Our intangible amortization is more heavily weighted to the initial years of the useful lives of the related intangibles, and therefore amortization related to intangible assets purchased prior to our acquisition of TRANZACT will continue to decrease over time. This decrease was partially offset by the additional amortization resulting from the intangible assets related to the TRANZACT acquisition.

Restructuring Costs

Restructuring costs for the year ended December 31, 2021 were $26 million primarily related to the real estate rationalization component of the Transformation program commenced by the Company during the fourth quarter of 2021 (see Transformation Program within this section and Note 6 — Restructuring Costs within Item 8 of this Annual Report on Form 10-K). Restructuring costs for the year ended December 31, 2020 were $24 million, all of which related to minor restructuring activities carried out by various business lines throughout the Company. There were no restructuring costs incurred for the year ended December 31, 2019.

Transaction and Integration, Net

Transaction and integration, net for the year ended December 31, 2021 was income of $806 million, compared to $110 million of expenses for the year ended December 31, 2020. The income for the current year was primarily due to the $1 billion income receipt related to the termination of the proposed Aon transaction during the current year, partially offset by costs mostly related to the terminated proposed transaction. Transaction and integration expenses for the year ended December 31, 2020 were comprised of $110 million of mostly transaction costs, consisting primarily of legal fees related to our then-proposed combination with Aon and integration expenses related to the acquisition of TRANZACT in 2019. Transaction and integration expenses for the year ended December 31, 2019 were comprised of $13 million of transaction costs, primarily related to the acquisition of TRANZACT.

Income from Operations

Income from operations for the year ended December 31, 2021 was $2.2 billion, compared to $859 million for the year ended December 31, 2020, an increase of $1.3 billion. The increase was mostly due to the $1 billion income receipt from the termination of the proposed Aon transaction and higher revenue. Income from operations for the year ended December 31, 2020 was $859 million, compared to $1.1 billion for the year ended December 31, 2019, a decrease of $195 million. This decrease resulted mostly from higher salaries and benefits and transaction and integration expenses as well as the additional depreciation related to the asset abandonment noted above, partially offset by higher revenue year over year.

Interest Expense

Interest expense for the years ended December 31, 2021 and 2020 was $211 million and $244 million, respectively. Interest expense is comprised primarily of interest associated with our senior notes. Interest expense decreased by $33 million for the year ended December 31, 2021, which was primarily the result of lower levels of indebtedness in the current year. Interest expense for the years ended December 31, 2020 and 2019 was $244 million and $234 million, respectively. Interest expense increased by $10 million for the year ended December 31, 2020, primarily due to our additional senior notes offerings during the second half of 2019 and the first half of 2020, and additional indebtedness associated with the TRANZACT acquisition.

Other Income, Net

Other income, net includes gains and losses on disposals of operations, pension credits or expenses that are not attributable to service expense, interest in earnings of associates, foreign exchange gains and losses and other miscellaneous non-operating income and costs.

Other income, net for the year ended December 31, 2021 was $701 million, compared to $396 million for the year ended December 31, 2020, an increase of $305 million, primarily resulting from the net gain on disposals of operations, mostly due to the disposal of our Miller business (see Note 3 — Acquisitions and Divestitures within Item 8 of this Annual Report on Form 10-K). Other income, net for the year ended December 31, 2020 was $396 million, compared to $226 million for the year ended December 31, 2019, an increase of $170 million. The increase resulted from the net gains on disposals of operations, primarily due to the disposal of our Max Matthiessen business (see Note 3 — Acquisitions and Divestitures within Item 8 of this Annual Report on Form 10-K), and higher pension income in 2020.

Provision for Income Taxes

Provision for income taxes on continuing operations for the years ended December 31, 2021, 2020 and 2019 was $536 million, $249 million and $197 million, respectively. The effective tax rates for the years ended December 31, 2021, 2020 and 2019 were 19.9%, 24.7% and 18.8%, respectively. These effective tax rates are calculated using extended values from our consolidated statements of comprehensive income and are therefore more precise tax rates than can be calculated from rounded values. The current year effective tax rate includes a $250 million estimated tax expense related to the income receipt of the termination payment. The December 31, 2020 effective rate was higher primarily due to additional tax expense of $61 million in connection with the temporary income tax provisions of the CARES Act. During 2020 the Company elected to utilize the higher section 163(j) 50 percent business interest limitation for tax years 2019 and 2020, which allowed the Company to utilize additional interest expense. The utilization of additional interest expense reduced our regular tax liability, however, it created a base erosion minimum tax expense for these tax years. The Base Erosion and Anti-Abuse Tax (‘BEAT’) effectively applies a 10 percent minimum tax if modified taxable income, as adjusted for base erosion payments, is greater than the regular tax liability for a year.

Income from Discontinued Operations, Net of Tax

The following table presents selected financial information as it relates to income from discontinued operations, net of tax:

	Years ended December 31,
	2021	2020	2019
Revenue from discontinued operations	$721	$737	$669
Costs of providing services
Salaries and benefits	350	350	320
Other operating expenses	59	61	72
Depreciation and amortization	2	2	2
Transaction and integration, net	33	—	—
Total costs of providing services	444	413	394
Other income, net	2	3	1
Income from discontinued operations before income taxes	279	327	276
Gain on disposal of Willis Re	2,300	—	—
Provision for income tax expense	(500)	(69)	(52)
Net losses receivable from Gallagher on Deferred Closing	1	—	—
Income from discontinued operations, net of tax	$2,080	$258	$224

Income from discontinued operations, net of tax for the years ended December 31, 2021, 2020 and 2019 was $2.1 billion, $258 million and $224 million, respectively. The operations of our Willis Re business have been reclassified to discontinued operations upon our entering into an agreement to sell the business during the third quarter of 2021 (see Note 3 — Acquisitions and Divestitures within Item 8 of this Annual Report on Form 10-K). See the following discussion for further details.

Revenue from Discontinued Operations

Revenue from discontinued operations for the year ended December 31, 2021 was $721 million, compared to $737 million for the year ended December 31, 2020, a decrease of $16 million, which was driven by only eleven months of revenue activity in 2021 for the majority of the Willis Re business prior to its disposal on December 1, 2021. Revenue from discontinued operations for the year ended December 31, 2020 was $737 million, compared to $669 million for the year ended December 31, 2019, an increase of $68 million, which was driven by new business wins and favorable renewal factors.

Salaries and Benefits

Salaries and benefits attributable to discontinued operations for both the years ended December 31, 2021 and 2020 was $350 million, as increased incentives and share-based compensation in 2021 offset the reduction in salaries and payroll taxes stemming from the inclusion of only eleven months of these costs. Salaries and benefits attributable to discontinued operations for the year ended December 31, 2020 was $350 million, compared to $320 million for the year ended December 31, 2019, an increase of $30 million, which related to increased incentive accruals.

Other Operating Expenses

Other operating expenses attributable to discontinued operations for the year ended December 31, 2021 was $59 million, compared to $61 million for the year ended December 31, 2020, a decrease of $2 million, which was due to the inclusion of only eleven months of these costs. Other operating expenses attributable to discontinued operations for the year ended December 31, 2020 were $61 million, compared to $72 million for the year ended December 31, 2019, a decrease of $11 million, which was due primarily to decreased travel and entertainment expenses.

Depreciation and Amortization

Depreciation and amortization attributable to discontinued operations for the years ended December 31, 2021, 2020 and 2019 was $2 million for each period presented.

Transaction and Integration, Net

Transaction and integration, net directly attributable to discontinued operations for the year ended December 31, 2021 was $33 million. These costs were incurred as part of the sale of Willis Re.

Other Income, Net

Other income, net attributable to discontinued operations for the years ended December 31, 2021, 2020 and 2019 was $2 million, $3 million and $1 million, respectively, which was entirely attributable to foreign currency transaction gains.

Gain on Disposal of Willis Re

The preliminary pre-tax gain on disposal of Willis Re for the year ended December 31, 2021 was $2.3 billion, which reflected cash proceeds of $3.3 billion less net assets transferred and other charges of approximately $1.0 billion.

Provision for Income Taxes on Discontinued Operations

Provision for income taxes attributable to discontinued operations for the years ended December 31, 2021, 2020 and 2019 was $500 million, $69 million and $52 million, respectively. The current year income tax provision was driven primarily by tax expense on the gain on the sale of our Willis Re business, the majority of which was recognized in the U.S. The majority of the U.K. gain satisfied the conditions of the U.K. substantial shareholding exemption and was exempt from taxation. The taxable component of the U.K. gain on disposal of $226 million was partially offset by the utilization of capital loss carryforwards of $98 million. Associated with the use of U.K. capital losses, a tax benefit of $17 million was recorded for the release of an associated valuation allowance. Additionally, the recognition of income from discontinued operations results in the Company no longer being subject to a BEAT liability in 2021. As the Company has recorded a $22 million BEAT liability within continuing operations, a corresponding $22 million benefit has been included within discontinued operations.

Net Income Attributable to WTW

Net income attributable to WTW for the year ended December 31, 2021 was $4.2 billion, compared to $996 million for the year ended December 31, 2020, an increase of $3.2 billion, or 324%. This increase was primarily due to the $2.1 billion net income from the discontinued operations of our Willis Re business, the $1 billion income receipt from the termination of the proposed Aon transaction, the sale of our Miller business in the first quarter of 2021, and higher revenue. Net income attributable to WTW for the year ended December 31, 2020 was $996 million, compared to $1.0 billion for the year ended December 31, 2019, a decrease of $48 million, or 5%. This decrease resulted primarily from higher salaries and benefits, tax expense and transaction and integration expenses, partially offset by higher revenue year over year and the net gains on disposals of operations.

Liquidity and Capital Resources

Executive Summary

Our principal sources of liquidity are funds generated by operating activities, available cash and cash equivalents and amounts available under our revolving credit facilities and any new debt offerings. These sources of liquidity will fund our short-term and long-term obligations at December 31, 2021. Our most significant long-term obligations include mandatory debt and related interest, operating leases and pension obligations and contributions to our qualified pension plans. Additionally, during 2021, we divested Willis Re for $3.3 billion of proceeds.

The COVID-19 pandemic has contributed to significant volatility in financial markets, including occasional declines in equity markets, inflation and changes in interest rates and reduced liquidity on a global basis. Specific to WTW, over the past two years, the COVID-19 pandemic had an initial negative impact on discretionary work we perform for our clients, but we later saw increased demand for these services begin to return in the second quarter of 2021 which continues into 2022. We continue to have decreased spending on travel and associated expenses and third-party contractors, and we have the ability to contain spending on discretionary projects and certain capital expenditures.

Based on our current balance sheet and cash flows, current market conditions and information available to us at this time, we believe that WTW has access to sufficient liquidity, which includes all of the borrowing capacity available to draw against our recently-amended and restated $1.5 billion revolving credit facility (see Note 11 — Debt in Item 8 within this Annual Report on Form 10-K), to meet our cash needs for the next twelve months, including investments in the business for growth, scheduled debt repayments, share repurchases and dividend payments. During the year ended December 31, 2021, we made payments of $185 million (net of reimbursements) for the settlement of obligations related to the Stanford and WTW merger-related securities litigations, and we repaid in full the $450 million of 3.500% senior notes which matured in the third quarter of 2021 and the $500 million of 5.750% senior notes which matured in the first quarter of 2021, along with the respective interest, using currently available cash. Additionally, we repaid in full the principal and interest outstanding on our collateralized facility. During the third quarter of 2021 we also restarted our share repurchase programs and during the year ended December 31, 2021, we repurchased $1.6 billion of shares, and have authorization to repurchase an additional $3.9 billion. Further, as of February 18, 2022, we have repurchased approximately $1.5 billion of additional shares.

From time to time, we will consider whether to repurchase shares based on many factors, including market and economic conditions, applicable legal requirements and other business considerations. The share repurchase program has no termination date and may be suspended or discontinued at any time.

Additionally, the operating results and balance sheets of Willis Re were reclassified to discontinued operations during the current year. Willis Re’s operating cash flows approximate its pre-tax income and any adjustments for working capital movements (see Note 3 — Acquisitions and Divestitures in Item 8 within this Annual Report on Form 10-K). Certain costs historically allocated to the Willis Re business are included in continuing operations and will be retained following the disposal, but are expected to be partially offset by reimbursements through the TSA. Costs incurred to service the TSA are expected to be reduced as part of the Company’s Transformation program as quickly as possible when the services are no longer required by Gallagher.

Events that could change the historical cash flow dynamics discussed above include significant changes in operating results, potential future acquisitions or divestitures, material changes in geographic sources of cash, unexpected adverse impacts from litigation or regulatory matters including tax laws, or future pension funding during periods of severe downturn in the capital markets.

Tax considerations - The Company recognizes deferred tax balances related to the undistributed earnings of subsidiaries when it expects that it will recover those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of the investments. We continue to have certain subsidiaries whose earnings have not been deemed permanently reinvested, for which we have been accruing estimates of the tax effects of such repatriation. Excluding these certain subsidiaries, we continue to assert that the historical cumulative earnings for the remainder of our subsidiaries have been reinvested indefinitely and therefore do not provide deferred taxes on these amounts. If future events, including material changes in estimates of cash, working capital, long-term investment requirements or additional legislation, necessitate that these earnings be distributed, an additional provision for income and foreign withholding taxes, net of credits, may be necessary. Other potential sources of cash may be through the settlement of intercompany loans or return of capital distributions in a tax-efficient manner.

Cash and Cash Equivalents

Our cash and cash equivalents at December 31, 2021 and 2020 totaled $4.5 billion and $2.0 billion, respectively. The increase in cash from December 31, 2020 to December 31, 2021 was driven by our strong operating results, including the $1 billion income receipt related to the termination of the proposed Aon transaction, and the proceeds from the sales of our Willis Re and Miller businesses in the amounts of $3.3 billion and $696 million, respectively. These items were partially offset by $1.6 billion of stock repurchases, the full payments of our $450 million of 3.500% senior notes and $500 million of 5.750% senior notes, net legal settlement payments of $185 million (related to the Stanford and WTW merger settlements), tax payments of $383 million primarily related to the disposal of Willis Re and the income receipt of the termination payment, and higher bonus payments and benefit-related items of $250 million made during the year ended December 31, 2021.

Additionally, we had all of the borrowing capacity available to draw against our new $1.5 billion revolving credit facility at December 31, 2021.

Included within cash and cash equivalents at December 31, 2021 and 2020 are amounts held for regulatory capital adequacy requirements, including $120 million and $88 million, respectively, held within our regulated U.K. entities.

Summarized Consolidated Cash Flows

The following table presents the summarized consolidated cash flow information for the years ended:

	Years ended December 31,
	2021	2020	2019
	(in millions)
Net cash from/(used in):
Operating activities	$2,061	$1,774	$1,081
Investing activities	2,570	(160)	(1,614)
Financing activities	(3,114)	378	455
INCREASE/(DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,517	1,992	(78)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(127)	126	—
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR (i)	6,301	4,183	4,261
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR (i)	$7,691	$6,301	$4,183

(i)
The amounts of the cash, cash equivalents and restricted cash, and their respective classification on the balance sheet, have been included in Note 21 — Supplemental Disclosures of Cash Flow Information within Item 8 of this Annual Report on Form 10-K, as well as their respective portion of the change in the increase or decrease of cash, cash equivalents and restricted cash for each of the periods presented.

Cash Flows From Operating Activities

Cash flows from operating activities were $2.1 billion for 2021, compared to cash flows from operating activities of $1.8 billion for 2020. The $2.1 billion net cash from operating activities for 2021 included net income of $4.2 billion, partially offset by $1.7 billion of unfavorable non-cash adjustments and by unfavorable changes in operating assets and liabilities of $449 million. The $1.7 billion of unfavorable non-cash adjustments primarily includes the net gains on sales of operations, depreciation, amortization and non-cash lease expense. This increase in cash flows from operating activities as compared to the prior year was primarily due the $1 billion of income receipt related to the termination of the proposed Aon transaction, partially offset by $383 million in tax payments primarily related to the disposal of Willis Re and the income receipt of the termination payment, net legal settlement payments of $185 million and $250 million of increased bonus and benefit-related payments made during the year ended December 31, 2021.

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

Cash Flows From/(Used In) Investing Activities

Cash flows from investing activities for the year ended December 31, 2021 were $2.6 billion compared to cash flows used in investing activities of $160 million for the year ended December 31, 2020. The cash flows from investing activities for the year ended December 31, 2021 primarily include the proceeds from the sale of Willis Re of $3.3 billion and Miller of $696 million and other smaller disposals, partially offset by cash and fiduciary funds transferred on disposal of $1.0 billion, purchases of investments of $200 million, capital expenditures and capitalized software additions of $201 million and net cash paid for acquisitions of $47 million.

Cash flows used in investing activities for 2020 and 2019 were $160 million and $1.6 billion, respectively, with 2020 primarily driven by capital expenditures and capitalized software additions and an acquisition during the first quarter of 2020. These outflows were partially offset by proceeds from the sale of operations, primarily resulting from the disposal of our Max Matthiessen business. Cash flows in 2019 were primarily driven by the acquisition of TRANZACT during the third quarter of 2019, coupled with capital expenditures and capitalized software additions.

Cash Flows (Used In)/From Financing Activities

Cash flows used in financing activities for the year ended December 31, 2021 were $3.1 billion. The significant financing activities included share repurchases of $1.6 billion, debt repayments of $1.0 billion and dividend payments of $374 million.

Cash flows from financing activities for 2020 were $378 million. The significant financing activities included $812 million of net proceeds from fiduciary funds held for clients, partially offset by dividend payments of $346 million and net debt-related payments of $47 million.

Cash flows from financing activities for 2019 were $455 million. The most significant financing activities included net debt-related proceeds of $958 million, which were partially offset by dividend payments of $329 million and share repurchases of $150 million.

Indebtedness

Total debt, total equity, and the capitalization ratio at December 31, 2021 and December 31, 2020 were as follows:

	December 31,
	2021	2020
	(in millions)
Long-term debt	$3,974	$4,664
Current debt	613	971
Total debt	$4,587	$5,635

Total WTW shareholders’ equity	$13,260	$10,820

Capitalization ratio	25.7%	34.2%

The capitalization ratio decreased from December 31, 2020 due to debt repayments and strong earnings, partially offset by share repurchases. Our debt repayments included the $450 million of our 3.500% senior notes in August 2021, the March 2021 repayment of our $500 million 5.750% senior notes, and the November 2021 repayment of $32 million of principal and interest outstanding on our collateralized facility (see Note 11 — Debt within Item 8 of this Annual Report on Form 10-K for further information). The increase in shareholders’ equity was driven by strong earnings during the current full year, which included the gains on the Willis Re business and Miller wholesale business sales, and the income receipt related to the termination of the proposed Aon transaction, partially offset by $1.6 billion of share repurchases.

At December 31, 2021, our mandatory debt repayment over the next twelve months consists of $614 million outstanding on our Euro-denominated 2.125% senior notes due 2022.

At December 31, 2021 and 2020, we were in compliance with all financial covenants.

Fiduciary Funds

As an intermediary, we hold funds, generally in a fiduciary capacity, for the account of third parties, typically as the result of premiums received from clients that are in transit to insurers and claims due to clients that are in transit from insurers. We also hold funds for clients of our benefits account businesses. These fiduciary funds are included in fiduciary assets on our consolidated balance sheets. We present the equal and corresponding fiduciary liabilities related to these fiduciary funds representing amounts or claims due to our clients or premiums due on their behalf to insurers on our consolidated balance sheets.

Fiduciary funds are generally required to be kept in regulated bank accounts subject to guidelines which emphasize capital preservation and liquidity; such funds are not available to service the Company’s debt or for other corporate purposes. Notwithstanding the legal relationships with clients and insurers, the Company is entitled to retain investment income earned on certain of these fiduciary funds in accordance with industry custom and practice and, in some cases, as supported by agreements with insureds.

At December 31, 2021 and 2020, we had fiduciary funds of $3.4 billion and $4.3 billion, respectively, of which $719 million and $2.5 billion, respectively, are attributable to our Willis Re business.

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

At December 31, 2021, approximately $3.9 billion remained on the current repurchase authority. The maximum number of shares that could be repurchased based on the closing price of our ordinary shares on December 31, 2021 of $237.49 was 16,306,580.

The following table presents specified information about the Company’s repurchases of ordinary shares for the year ended December 31, 2021:

Year ended December 31, 2021
Shares repurchased	7,155,396
Average price per share	$227.43
Aggregate repurchase cost (excluding broker costs)	$1.6 billion

During the first half of 2021, the Company had no share repurchase activity. A share repurchase prohibition existed under the transaction agreement for the proposed Aon combination. Following the Termination, there are no longer any contractual prohibitions on share repurchases.

Capital Commitments

The Company’s capital expenditures for fixed assets and software for internal use were $148 million for the year ended December 31, 2021. Expected capital expenditures for fixed assets and software for internal use, which include expenditures under our Transformation program, are $250 million for the year ended December 31, 2022. We expect cash from operations to adequately provide for these cash needs.

Dividends

Total cash dividends of $374 million were paid during the year ended December 31, 2021. In February 2022, the board of directors approved a quarterly cash dividend of $0.82 per share ($3.28 per share annualized rate), which will be paid on or around April 15, 2022 to shareholders of record as of March 31, 2022.

Supplemental Guarantor Financial Information

As of December 31, 2021, WTW has issued the following debt securities (the ‘notes’):

a)
Willis North America Inc. (‘Willis North America’) has approximately $2.9 billion senior notes outstanding, of which $650 million were issued on May 16, 2017, $1.0 billion were issued on September 10, 2018, $1.0 billion were issued on September 10, 2019, and $275 million were issued on May 29, 2020; and
b)
Trinity Acquisition plc has approximately $1.7 billion senior notes outstanding, of which $525 million were issued on August 15, 2013, $550 million were issued on March 22, 2016 and €540 million ($609 million) were issued on May 26, 2016, and a $1.5 billion revolving credit facility established on October 6, 2021, on which no balance was outstanding at December 31, 2021.

The following table presents a summary of the entities that issue each note and those wholly-owned subsidiaries of the Company that guarantee each respective note on a joint and several basis as of December 31, 2021. These subsidiaries are all consolidated by Willis Towers Watson plc (the ‘parent company’) and together with the parent company comprise the ‘Obligor group’.

Entity	Trinity Acquisition plc Notes	Willis North America Inc. Notes
Willis Towers Watson plc	Guarantor	Guarantor
Trinity Acquisition plc	Issuer	Guarantor
Willis North America Inc.	Guarantor	Issuer
Willis Netherlands Holdings B.V.	Guarantor	Guarantor
Willis Investment UK Holdings Limited	Guarantor	Guarantor
TA I Limited	Guarantor	Guarantor
Willis Group Limited	Guarantor	Guarantor
Willis Towers Watson Sub Holdings Unlimited Company	Guarantor	Guarantor
Willis Towers Watson UK Holdings Limited	Guarantor	Guarantor

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

Each member of the Obligor group has only a stockholder’s claim on the assets of the non-guarantor subsidiaries. This stockholder’s claim is junior to the claims that creditors have against those non-guarantor subsidiaries. Holders of the notes will only be creditors of the Obligor group and not creditors of the non-guarantor subsidiaries. As a result, all of the existing and future liabilities of the non-guarantor subsidiaries, including any claims of trade creditors and preferred stockholders, will be structurally senior to the notes. As of and for the periods ended December 31, 2021 and 2020, the non-guarantor subsidiaries represented substantially all of the total assets and accounted for substantially all of the total revenue of the Company prior to consolidating adjustments. The non-guarantor subsidiaries have other liabilities, including contingent liabilities that may be significant. Each indenture does not contain any limitations on the amount of additional debt that the Obligor group and the non-guarantor subsidiaries may incur. The amounts of this debt could be substantial, and this debt may be debt of the non-guarantor subsidiaries, in which case this debt would be effectively senior in right of payment to the notes.

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

Intercompany balances and transactions between members of the Obligor group have been eliminated. All intercompany balances and transactions between the Obligor group and the non-guarantor subsidiaries have been presented in the disclosures below on a net presentation basis, rather than a gross basis, as this better reflects the nature of the intercompany positions and presents the funding or funded position that is to be received or owed. The intercompany balances and transactions between the Obligor group and non-guarantor subsidiaries, presented below, relate to a number of items including loan funding for acquisitions and other purposes, transfers of surplus cash between subsidiary companies, funding provided for working capital purposes, settlement of expense accounts, transactions related to share-based payment arrangements and share issuances, intercompany royalty arrangements, intercompany dividends and intercompany interest. At December 31, 2021 and 2020, the intercompany balances of the Obligor group with non-guarantor subsidiaries were net receivables of $700 million and $500 million, respectively, and net payables of $8.1 billion and $7.6 billion, respectively.

No balances or transactions of non-guarantor subsidiaries are presented in the disclosures other than the intercompany items noted above.

Presented below is certain summarized financial information for the Obligor group.

	As of December 31, 2021	As of December 31, 2020
	(in millions)
Total current assets	$243	$161
Total non-current assets	862	671
Total current liabilities	7,747	5,116
Total non-current liabilities	5,298	8,434

Year ended December 31, 2021
(in millions)
Revenue	$2,026
Income from operations	2,382
Income from operations before income taxes (i)	2,121
Net income (ii)	2,127
Net income attributable to Willis Towers Watson	2,127

(i)
Includes intercompany expense, net of the Obligor group from non-guarantor subsidiaries of $20 million for the year ended December 31, 2021.
(ii)
Included in net income is tax-exempt income, including a gain from the sale of Miller and other intercompany dividends, and tax benefits related to the payment of our litigation settlements and transactions costs, partially offset by tax expense related to the $1 billion termination receipt.

Non-GAAP Financial Measures

In order to assist readers of our consolidated financial statements in understanding the core operating results that WTW’s management uses to evaluate the business and for financial planning purposes, we present the following non-GAAP measures and their most directly comparable U.S. GAAP measure:

Most Directly Comparable U.S. GAAP Measure	Non-GAAP Measure
As reported change	Constant currency change
As reported change	Organic change
Income from operations/margin	Adjusted operating income/margin
Net income/margin	Adjusted EBITDA/margin
Net income attributable to WTW	Adjusted net income
Diluted earnings per share	Adjusted diluted earnings per share
Income from continuing operations before income taxes	Adjusted income before taxes
Provision for income taxes/U.S. GAAP tax rate	Adjusted income taxes/tax rate
Net cash from operating activities	Free cash flow

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

Within the measures referred to as ‘adjusted’, we adjust for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. These items include the following:

•
Income from discontinued operations, net of tax - Adjustment to remove the after-tax income from discontinued operations and the after-tax gain attributable to the divestiture of our Willis Re business.
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
•
Gains and losses on disposals of operations - Adjustment to remove the gain or loss resulting from disposed operations that have not been classified as discontinued operations.

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
•
Tax effect of the Coronavirus Aid, Relief, and Economic Security (‘CARES’) Act – Relates to the incremental tax expense impact, primarily from the BEAT, generated from electing certain income tax provisions of the CARES Act.
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

For all financial information presented herein (with the exception of Free Cash Flow), the operating results of Willis Re have been reclassified as discontinued operations (see Note 3 – Acquisitions and Divestitures within Item 8 in this Annual Report on Form 10-K for additional information).

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

The constant currency and organic change results, and a reconciliation from the reported results for consolidated revenue, are included in the ‘Consolidated Revenue (Continuing Operations)’ section within this Form 10-K. These measures are also reported by segment in the ‘Segment Revenue’ section within this Form 10-K.

A reconciliation of the reported change to the constant currency and organic change for the year ended December 31, 2021 from the year ended December 31, 2020 is as follows:

				Components of Revenue Change (i)
			As		Constant
	Years ended December 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2021	2020	Change	Impact	Change	Divestitures	Change
	($ in millions)
Revenue	$8,998	$8,615	4%	2%	2%	(3)%	6%

(i)
Components of revenue change may not add due to rounding.

Adjusting for the impacts of foreign currency and acquisitions and disposals in the calculation of our organic activity, our revenue grew by 6% for the year ended December 31, 2021. The increase to our as-reported revenue was driven by strong performances in all segments and $134 million from book-of-business settlements, partially offset by disposals in our IRR segment in 2020 and early 2021.

A reconciliation of the reported change to the constant currency and organic change for the year ended December 31, 2020 from the year ended December 31, 2019 is as follows:

				Components of Change (i)
			As		Constant
	Years ended December 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2020	2019	Change	Impact	Change	Divestitures	Change
	(in millions)
Revenue	$8,615	$8,370	3%	—%	3%	2%	1%

(i)
Components of revenue change may not add due to rounding.

Adjusting for the impacts of foreign currency and acquisitions and disposals in the calculation of our organic activity, our revenue grew by 1% for the year ended December 31, 2020. The CRB and BDA segments had organic revenue growth during the year, while the HCB and IRR segments were flat, in part due to the impact of the COVID-19 reduction in demand for our discretionary services, mostly for HCB.

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

Reconciliations of income from operations to adjusted operating income for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Income from operations	$2,202	$859	$1,054
Adjusted for certain items:
Abandonment of long-lived asset	—	35	—
Amortization	369	461	488
Restructuring costs	26	24	—
Transaction and integration, net	(806)	110	13
Provision for significant litigation (i)	—	65	—
Adjusted operating income	$1,791	$1,554	$1,555
Income from operations margin	24.5%	10.0%	12.6%
Adjusted operating income margin	19.9%	18.0%	18.6%

(i)
For additional information, see the disclosure under WTW Merger-Related Securities Litigation in Note 15 — Commitments and Contingencies in Item 8 in this Annual Report on Form 10-K.

Adjusted operating income increased for the year ended December 31, 2021 to $1.8 billion, from $1.6 billion for the year ended December 31, 2020. This increase resulted primarily from higher revenue.

Adjusted operating income for the years ended December 31, 2020 and 2019 was $1.6 billion, a decrease of $1 million.

Adjusted EBITDA/Margin

We consider adjusted EBITDA/margin to be important financial measures, which are used to internally evaluate and assess our core operations, to benchmark our operating results against our competitors and to evaluate and measure our performance-based compensation plans.

Adjusted EBITDA is defined as net income adjusted for income from discontinued operations, net of tax, provision for income taxes, interest expense, depreciation and amortization, transaction and integration, net, gains and losses on disposals of operations and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results. Adjusted EBITDA margin is calculated by dividing adjusted EBITDA by revenue.

Reconciliations of net income to adjusted EBITDA for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Years Ended December 31,
	2021	2020	2019
	(in millions)
NET INCOME	$4,236	$1,020	$1,073
Income from discontinued operations, net of tax	(2,080)	(258)	(224)
Provision for income taxes	536	249	197
Interest expense	211	244	234
Depreciation (i)	281	307	239
Amortization	369	461	488
Restructuring costs	26	24	—
Transaction and integration, net	(806)	110	13
Provision for significant litigation (ii)	—	65	—
(Gain)/loss on disposal of operations	(379)	(81)	2
Adjusted EBITDA	$2,394	$2,141	$2,022
Net income margin	47.1%	11.8%	12.8%
Adjusted EBITDA margin	26.6%	24.9%	24.2%

(i)
Includes abandonment of long-lived asset of $35 million for the year ended December 31, 2020.
(ii)
For additional information, see the disclosure under WTW Merger-Related Securities Litigation in Note 15 — Commitments and Contingencies in Item 8 in this Annual Report on Form 10-K.

Adjusted EBITDA for the year ended December 31, 2021 was $2.4 billion, compared to $2.1 billion for the year ended December 31, 2020. This increase was primarily due to higher revenue.

Adjusted EBITDA for the year ended December 31, 2020 was $2.1 billion, compared to $2.0 billion for the year ended December 31, 2019. This increase resulted primarily from higher revenue and pension income, partially offset by higher salaries and benefits expense.

Adjusted Net Income and Adjusted Diluted Earnings Per Share

Adjusted net income is defined as net income attributable to WTW adjusted for income from discontinued operations, net of tax, amortization, transaction and integration, net, gains and losses on disposals of operations and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results and the related tax effect of those adjustments and the tax effects of internal reorganizations. This measure is used solely for the purpose of calculating adjusted diluted earnings per share.

Adjusted diluted earnings per share is defined as adjusted net income divided by the weighted-average number of shares of common stock, diluted. Adjusted diluted earnings per share is used to internally evaluate and assess our core operations and to benchmark our operating results against our competitors.

Reconciliations of net income attributable to WTW to adjusted diluted earnings per share for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Years Ended December 31,
	2021	2020	2019
	($ and weighted-average shares in millions)
NET INCOME ATTRIBUTABLE TO WTW	$4,222	$996	$1,044
Adjusted for certain items:
Income from discontinued operations, net of tax	(2,080)	(258)	(224)
Abandonment of long-lived asset	—	35	—
Amortization	369	461	488
Restructuring costs	26	24	—
Transaction and integration, net	(806)	110	13
Provision for significant litigation (i)	—	65	—
(Gain)/loss on disposal of operations	(379)	(81)	2
Tax effect on certain items listed above (ii)	103	(149)	(121)
Tax effect of statutory rate change	40	—	—
Tax effect of the CARES Act	—	61	—
Adjusted net income	$1,495	$1,264	$1,202
Weighted-average shares of common stock — diluted	129	130	130
Diluted earnings per share	$32.78	$7.65	$8.02
Adjusted for certain items (iii):
Income from discontinued operations, net of tax	(16.15)	(1.98)	(1.72)
Abandonment of long-lived asset	—	0.27	—
Amortization	2.86	3.54	3.75
Restructuring costs	0.20	0.18	—
Transaction and integration, net	(6.26)	0.84	0.10
Provision for significant litigation (i)	—	0.50	—
(Gain)/loss on disposal of operations	(2.94)	(0.62)	0.02
Tax effect on certain items listed above (ii)	0.79	(1.14)	(0.93)
Tax effect of statutory rate change	0.31	—	—
Tax effect of the CARES Act	—	0.47	—
Adjusted diluted earnings per share	$11.60	$9.71	$9.23

(i)
For additional information, see the disclosure under WTW Merger-Related Securities Litigation in Note 15 — Commitments and Contingencies in Item 8 in this Annual Report on Form 10-K.
(ii)
The tax effect was calculated using an effective tax rate for each item.
(iii)
Per share values and totals may differ due to rounding.

Our adjusted diluted earnings per share increased for the year ended December 31, 2021 as compared to the year ended December 31, 2020 primarily due to higher revenue.

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

Reconciliations of income from continuing operations before income taxes to adjusted income before taxes and provision for income taxes to adjusted income taxes for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Years Ended December 31,
	2021	2020	2019
	($ in millions)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$2,692	$1,011	$1,046
Adjusted for certain items:
Abandonment of long-lived asset	—	35	—
Amortization	369	461	488
Restructuring costs	26	24	—
Transaction and integration, net	(806)	110	13
Provision for significant litigation (i)	—	65	—
(Gain)/loss on disposal of operations	(379)	(81)	2
Adjusted income before taxes	$1,902	$1,625	$1,549

Provision for income taxes	$536	$249	$197
Tax effect on certain items listed above (ii)	(103)	149	121
Tax effect of statutory rate change	(40)	—	—
Tax effect of the CARES Act	—	(61)	—
Adjusted income taxes	$393	$337	$318

U.S. GAAP tax rate	19.9%	24.7%	18.8%
Adjusted income tax rate	20.7%	20.8%	20.5%

(i)
For additional information, see the disclosure under WTW Merger-Related Securities Litigation in Note 15 — Commitments and Contingencies in Item 8 in this Annual Report on Form 10-K.
(ii)
The tax effect was calculated using an effective tax rate for each item.

Our U.S. GAAP tax rates were 19.9%, 24.7% and 18.8% for the years ended December 31, 2021, 2020 and 2019, respectively. The effective tax rate for the year ended December 31, 2021 includes a $250 million estimated tax expense related to the income receipt of the termination payment. The effective tax rate for the year ended December 31, 2020 was higher primarily due to tax expense of $61 million recognized in connection with the temporary income tax provisions of the CARES Act. During 2020 the Company elected to utilize the higher section 163(j) 50 percent business interest limitation for tax years 2019 and 2020, which allowed the Company to utilize additional interest expense. The utilization of additional interest expense reduced our regular tax liability, however, it created a base erosion minimum tax expense for these tax years. The BEAT effectively applies a 10 percent minimum tax if modified taxable income, as adjusted for base erosion payments, is greater than the regular tax liability for a year.

Our adjusted income tax rates were 20.7%, 20.8% and 20.5% for the years ended December 31, 2021, 2020 and 2019, respectively.

Free Cash Flow

Free cash flow is defined as cash flows from operating activities less cash used to purchase fixed assets and software for internal use. Free cash flow is a liquidity measure and is not meant to represent residual cash flow available for discretionary expenditures.

Management believes that free cash flow presents the core operating performance and cash generating capabilities of our business operations.

Reconciliations of cash flows from operating activities to free cash flow for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Years ended December 31,
	2021	2020	2019
	(in millions)
Cash flows from operating activities	$2,061	$1,774	$1,081
Less: Additions to fixed assets and software for internal use	(148)	(223)	(246)
Free cash flow	$1,913	$1,551	$835

The favorable movement in free cash flows in 2021 was primarily due to the $1 billion of income receipt related to the termination of the proposed Aon transaction, partially offset by $383 million in tax payments primarily related to the disposal of Willis Re and the income receipt of the termination payment, net legal settlement payments of $185 million and $250 million of increased bonus and benefit-related payments made during the year ended December 31, 2021.

Additionally, the free cash flow for both the current and prior years presented include the operating cash flows of Willis Re through December 1, 2021. Willis Re’s operating cash flows approximate its pre-tax income and any adjustments for working capital movements (see Note 3 — Acquisitions and Divestitures within Item 8 of this Annual Report on Form 10-K for further information), the absence of which is expected to be partially made up by reimbursements through the TSA.

The favorable movement in free cash flows in 2020 was primarily due to positive cash flows from our improved working capital position driven by effective management of discretionary spending for the year ended December 31, 2020. Our free cash flows in 2020 were partially offset by transaction and integration expenses, primarily related to the proposed combination with Aon.

Critical Accounting Estimates

These consolidated financial statements conform to U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. The areas that we believe include critical accounting estimates are revenue recognition, costs to fulfill under our broking contracts, valuation of billed and unbilled receivables from clients, income taxes, commitments, contingencies and accrued liabilities, pension assumptions, and goodwill and intangible assets. The critical accounting estimates discussed below involve making difficult, subjective or complex accounting estimates that could have a material effect on our financial condition and results of operations. These critical accounting estimates require us to make assumptions about matters that are highly uncertain at the time of the estimate or assumption. Different estimates that we could have used, or changes in estimates that are reasonably likely to occur, may have a material effect on our results of operations and financial condition.

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

Costs to Fulfill —Broking Contracts

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

Income Taxes

The Company recognizes deferred tax assets and liabilities for the estimated future tax consequences of events attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and capital loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized for continuing operations in the consolidated statement of comprehensive income in the period in which the change is enacted. Deferred tax assets are reduced through the establishment of a valuation allowance at such time as, based on available evidence, it is more likely than not that the deferred tax assets will not be realized. The Company adjusts valuation allowances to measure deferred tax assets at the amounts considered realizable in future periods, which is assessed at each balance sheet date. In making such determinations, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operating results. We place more reliance on evidence that is objectively verifiable.

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

WTW Plan – Substantially all U.S. employees are eligible to participate in this plan. Benefits are provided under a stable value pension plan design. The original stable value design came into effect on January 1, 2012. Plan participants prior to July 1, 2017 earn benefits without having to make employee contributions, and all newly-eligible employees after that date are required to contribute 2% of pay on an after-tax basis to participate in the plan.

United Kingdom

Legacy Willis – This plan covers approximately one-fifth of the Legacy Willis employees in the United Kingdom. The plan is now closed to new entrants. New employees in the United Kingdom are offered the opportunity to join a defined contribution plan.

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

WTW considers several factors prior to the start of each fiscal year when determining the appropriate annual assumptions, including economic forecasts, relevant benchmarks, historical trends, portfolio composition and peer company comparisons. These assumptions, used to determine our pension liabilities and pension expense, are reviewed annually by senior management and changed when appropriate. A discount rate will be changed annually if underlying rates have moved, whereas an expected long-term return on assets will be changed less frequently as longer-term trends in asset returns emerge or long-term target asset allocations are revised. To calculate the discount rate, we use the granular approach to determining service cost and interest cost. The expected rate of return assumptions for all plans are supported by an analysis of the weighted-average yield expected to be achieved with the anticipated makeup of investments. Other material assumptions include rates of participant mortality, and the expected long-term rates of compensation and pension increases.

Funding is based on actuarially determined contributions and is limited to amounts that are currently deductible for tax purposes, or as agreed to with the plan trustees for the U.K. plans. Since funding calculations are based on different measurements than those used for accounting purposes, pension contributions are not equal to net periodic benefit cost.

We recorded a combined $186 million net periodic benefit income for our U.S. and U.K. plans for the year ended December 31, 2021. For the U.S. and U.K. plans, the following table presents our estimated net periodic benefit income for 2022 and the impact to both plans of a 0.25% increase and decrease to both the expected return on assets (‘EROA’) and the discount rate assumptions; and the projected benefit obligations as of December 31, 2021 and the impact of a 0.25% increase and decrease to the discount rates:

	Totals - current estimates	Impact of 0.25% change to EROA		Impact of 0.25% change to discount rate
		Increase	Decrease	Increase	Decrease
Estimated 2022 (income):
U.S. Plans	$(122)	$(12)	$12	$3	$5
U.K. Plans	$(50)	$(13)	$13	$(1)	$1
Projected benefit obligation at December 31, 2021:
U.S. Plans	$5,096	N/A	N/A	$(152)	$160
U.K. Plans	$4,369	N/A	N/A	$(189)	$203

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

Goodwill is tested at the reporting unit level, and the Company had eight reporting units as of October 1, 2021.

During fiscal year 2021, the Company performed the impairment test for all reporting units. Each of the reporting unit’s estimated fair values were in excess of their carrying values, and we did not record any impairment losses of goodwill. To perform the test, we used valuation techniques to estimate the fair value of a reporting unit that are under the income and/or market approaches of valuation methods. Under the discounted cash flow method, an income approach, the business enterprise value is determined by discounting to present value the terminal value which is calculated using debt-free after-tax cash flows for a finite period of years. Key estimates in this approach were internal financial projection estimates prepared by management, assessment of business risk, and expected rates of return on capital. The guideline company method, a market approach, develops valuation multiples by comparing our reporting units to similar publicly traded companies. Key estimates and determination of valuation multiples rely on the selection of similar companies, obtaining forecast revenue and EBITDA estimates for the similar companies and selection of valuation multiples as they apply to the reporting unit characteristics. Under the similar transactions method, a market approach, actual transaction prices and operating data from companies deemed reasonably similar to the reporting units are used to develop valuation multiples as an indication of how much a knowledgeable investor in the marketplace would be willing to pay for the business units.

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

The table below gives an approximate analysis of revenue and expenses from continuing operations by currency in 2021.

	U.S. dollars	Pounds sterling	Euro	Other currencies
Revenue	58%	12%	15%	15%
Expenses (i)	53%	18%	13%	16%

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
•
translation.

London market operations

The Company’s primary foreign exchange risks in its London market operations arise from changes in the exchange rate between the U.S. dollar and Pound sterling as its London market operations earn the majority of its revenue in U.S. dollars but incur expenses predominantly in Pounds sterling and may also hold significant foreign currency asset or liability positions on its consolidated balance sheet. In addition, the London market operations earn significant revenue in Euro and Japanese yen.

The foreign exchange risks in our London market operations are hedged to the extent that:

•
forecasted Pounds sterling expenses exceed Pounds sterling revenue, in which case the Company limits its exposure to this exchange rate risk by the use of forward contracts matched to a portion of the forecasted Pounds sterling outflows arising in the ordinary course of business. In addition, we are also exposed to foreign exchange risk on any net Pounds sterling asset or liability position in our London market operations; and
•
the U.K. operations also earn significant revenue in Euro and Japanese yen. The Company limits its exposure to changes in the exchange rates between the U.S. dollar and these currencies by the use of foreign exchange contracts matched to a proportion of forecast cash inflows in these specific currencies and periods.

Intercompany lending between subsidiaries

The Company engages in intercompany borrowing and lending between subsidiaries, primarily through our in-house banking operations which give rise to foreign exchange exposures. The Company mitigates these risks through the use of short-term foreign currency forward and swap transactions that offset the underlying exposure created when the borrower and lender have different functional currencies. These derivatives are not generally designated as hedging instruments and at December 31, 2021 we had notional amounts of $2.9 billion (denominated primarily in U.S. dollars, Pound sterling, Euro and Australian dollars), with a net asset fair value of $15 million. Such derivatives typically mature within three months.

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

	Settlement date before December 31,
	2022		2023
December 31, 2021	Contract amount	Average contractual exchange rate	Contract amount	Average contractual exchange rate
	(millions)		(millions)
Foreign currency sold
U.S. dollars sold for Pounds sterling	$67	$1.33 = £1	$22	$1.34 = £1
Euros sold for U.S. dollars	46	€1 = $1.16	16	€1 = $1.17
Japanese yen sold for U.S. dollars	3	¥107.25 = $1	1	¥110.62 = $1
Total	$116		$39
Fair value (i)	$3		$—

(i)
Represents the difference between the contract amount and the cash flow in U.S. dollars which would have been receivable had the foreign currency forward exchange contracts been entered into on December 31, 2021 at the forward exchange rates prevailing at that date.

Income earned within foreign subsidiaries outside of the U.K. is generally offset by expenses in the same local currency, however the Company does have exposure to foreign exchange movements on the net income of these entities.

Interest Rate Risk

The Company has access to $1.5 billion under a newly-amended and restated revolving credit facility (see Note 11 — Debt within Item 8 of this Annual Report on Form 10-K for further information). As of December 31, 2021, no amount was drawn on this facility. We are also subject to market risk from exposure to changes in interest rates based on our investing activities where our primary interest rate risk arises from changes in short-term interest rates in U.S. dollars, Pounds sterling and Euros.

The table below provides information about our financial instruments that are sensitive to changes in interest rates. The Company had no outstanding floating rate-based debt at December 31, 2021.

	Expected to mature before December 31,
	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value (i)
	($ in millions)
Fixed rate debt
Principal	$614	$250	$650	$—	$550	$2,550	$4,614	$5,069
Fixed rate payable	2.125%	4.625%	3.600%	—	4.400%	4.186%	3.879%

(i)
Represents the net present value of the expected cash flows discounted at current market rates of interest or quoted market rates as appropriate.

Interest Income on Fiduciary Funds

As a result of our operating activities, we receive cash for premiums and claims which we deposit in short-term investments denominated in U.S. dollars and other currencies. We earn interest on these funds, which is included in our consolidated financial statements as interest income. These funds are regulated in terms of access and the instruments in which they may be invested, most of which are short-term in maturity. At December 31, 2021, we held $1.9 billion of fiduciary funds invested in interest-bearing accounts.

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

Prior to October, 2021, the Company’s primary exposure was its $1.25 billion revolving credit facility which was then replaced with a new $1.5 billion revolving credit facility which contains appropriate LIBOR replacement language, as described in Note 11, Debt – Revolving Credit Facility within Item 8 of this Annual Report on Form 10-K. Additionally, the Company repaid and closed its collateralized facility during November 2021, as described in Note 11, Debt – Collateralized Facility within Item 8 of this Annual Report on Form 10-K. On January 1, 2022, the Company made changes to its LIBOR-based intercompany notes, and following this change, none of the Company’s impacted debt instruments are currently linked to LIBOR, thus minimizing the Company’s exposure to known risks related to the transition from LIBOR to alternative rates.

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

Concentrations of credit risk with respect to receivables are limited due to the large number of clients and markets in which the Company does business, as well as the dispersion across many geographic areas. Management does not believe that significant risk exists in connection with the Company’s concentrations of credit as of December 31, 2021.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

INDEX TO FORM 10-K

For the year ended December 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Willis Towers Watson Public Limited Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Willis Towers Watson Public Limited Company and subsidiaries (the ‘Company’) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, changes in equity and cash flows, for the three years then ended, and the related notes (collectively referred to as the ‘financial statements’). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the three years then ended, in conformity with accounting principles generally accepted in the United States of America (‘US GAAP’).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (‘PCAOB’), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Philadelphia, PA

February 24, 2022

We have served as the Company’s auditor since 2017.

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Consolidated Statements of Comprehensive Income

(In millions of U.S. dollars, except per share data)

	Years ended December 31,
	2021	2020	2019
Revenue	$8,998	$8,615	$8,370
Costs of providing services
Salaries and benefits	5,253	5,157	4,929
Other operating expenses	1,673	1,697	1,647
Depreciation	281	307	239
Amortization	369	461	488
Restructuring costs	26	24	—
Transaction and integration, net	(806)	110	13
Total costs of providing services	6,796	7,756	7,316
Income from operations	2,202	859	1,054
Interest expense	(211)	(244)	(234)
Other income, net	701	396	226
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,692	1,011	1,046
Provision for income taxes	(536)	(249)	(197)
INCOME FROM CONTINUING OPERATIONS	2,156	762	849
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	2,080	258	224
NET INCOME	4,236	1,020	1,073
Income attributable to non-controlling interests	(14)	(24)	(29)
NET INCOME ATTRIBUTABLE TO WTW	$4,222	$996	$1,044
EARNINGS PER SHARE
Basic earnings per share:
Income from continuing operations per share	$16.68	$5.69	$6.32
Income from discontinued operations per share	16.20	1.99	1.73
Basic earnings per share	$32.88	$7.68	$8.05
Diluted earnings per share:
Income from continuing operations per share	$16.63	$5.67	$6.30
Income from discontinued operations per share	16.15	1.98	1.72
Diluted earnings per share	$32.78	$7.65	$8.02

NET INCOME	$4,236	$1,020	$1,073
Other comprehensive (loss)/income, net of tax:
Foreign currency translation	$(87)	$139	$78
Defined pension and post-retirement benefits	260	(266)	(329)
Derivative instruments	2	(4)	21
Other comprehensive income/(loss), net of tax, before non-controlling interests	175	(131)	(230)
Comprehensive income before non-controlling interests	4,411	889	843
Comprehensive income attributable to non-controlling interests	(16)	(25)	(29)
Comprehensive income attributable to WTW	$4,395	$864	$814

See accompanying notes to the consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Consolidated Balance Sheets

(In millions of U.S. dollars, except share data)

	December 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$4,486	$2,039
Fiduciary assets	11,014	12,003
Accounts receivable, net	2,370	2,408
Prepaid and other current assets	612	479
Current assets held for sale	6	3,372
Total current assets	18,488	20,301
Fixed assets, net	851	1,013
Goodwill	10,183	10,392
Other intangible assets, net	2,555	2,989
Right-of-use assets	720	901
Pension benefits assets	971	971
Other non-current assets	1,202	1,080
Non-current assets held for sale	—	884
Total non-current assets	16,482	18,230
TOTAL ASSETS	$34,970	$38,531
LIABILITIES AND EQUITY
Fiduciary liabilities	$11,014	$12,003
Deferred revenue and accrued expenses	1,926	2,098
Current debt	613	971
Current lease liabilities	150	152
Other current liabilities	1,015	798
Current liabilities held for sale	6	3,310
Total current liabilities	14,724	19,332
Long-term debt	3,974	4,664
Liability for pension benefits	757	1,403
Deferred tax liabilities	845	561
Provision for liabilities	375	406
Long-term lease liabilities	734	917
Other non-current liabilities	253	290
Non-current liabilities held for sale	—	26
Total non-current liabilities	6,938	8,267
TOTAL LIABILITIES	21,662	27,599
COMMITMENTS AND CONTINGENCIES
EQUITY (i)
Additional paid-in capital	10,804	10,748
Retained earnings	4,645	2,434
Accumulated other comprehensive loss, net of tax	(2,186)	(2,359)
Treasury shares, at cost, 17,519 in 2021 and 2020	(3)	(3)
Total WTW shareholders’ equity	13,260	10,820
Non-controlling interests	48	112
Total equity	13,308	10,932
TOTAL LIABILITIES AND EQUITY	$34,970	$38,531

(i)
Equity includes (a) Ordinary shares $0.000304635 nominal value; Authorized 1,510,003,775; Issued 122,055,815 (2021) and 128,964,579 (2020); Outstanding 122,055,815 (2021) and 128,964,579 (2020); (b) Preference shares, $0.000115 nominal value; Authorized 1,000,000,000 and Issued none in 2021 and 2020.

See accompanying notes to the consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Consolidated Statements of Cash Flows

(In millions of U.S. dollars)

	Years ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$4,236	$1,020	$1,073
Adjustments to reconcile net income to total net cash from operating activities:
Depreciation	281	308	240
Amortization	369	462	489
Non-cash lease expense	160	146	148
Net periodic benefit of defined benefit pension plans	(168)	(196)	(135)
Provision for doubtful receivables from clients	19	29	9
Provision for/(benefit from) deferred income taxes	226	99	(72)
Share-based compensation	101	90	74
Net (gain)/loss on disposal of operations	(2,679)	(81)	2
Non-cash foreign exchange (gain)/loss	(10)	(6)	26
Other, net	(25)	(41)	17
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable	(134)	72	(261)
Other assets	(122)	(205)	(269)
Other liabilities	(175)	215	(264)
Provisions	(18)	(138)	4
Net cash from operating activities	2,061	1,774	1,081
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	(148)	(223)	(246)
Capitalized software costs	(53)	(63)	(59)
Acquisitions of operations, net of cash acquired	(47)	(69)	(1,329)
Proceeds from sale of operations	4,048	237	17
Cash and fiduciary funds transferred in sale of operations	(1,030)	(25)	—
Purchase of investments	(200)	—	—
Other, net	—	(17)	3
Net cash from/(used in) investing activities	2,570	(160)	(1,614)
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Net payments on revolving credit facility	—	—	(131)
Senior notes issued	—	282	997
Proceeds from issuance of other debt	—	—	1,100
Debt issuance costs	(4)	(2)	(13)
Repayments of debt	(1,008)	(327)	(995)
Repurchase of shares	(1,627)	—	(150)
Proceeds from issuance of shares	10	16	45
Net (payments)/proceeds from fiduciary funds held for clients	(40)	812	58
Payments of deferred and contingent consideration related to acquisitions	(19)	(12)	(57)
Cash paid for employee taxes on withholding shares	(16)	(14)	(15)
Dividends paid	(374)	(346)	(329)
Acquisitions of and dividends paid to non-controlling interests	(36)	(28)	(55)
Other, net	—	(3)	—
Net cash (used in)/from financing activities	(3,114)	378	455
INCREASE/(DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH (i)	1,517	1,992	(78)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(127)	126	—
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR (i)	6,301	4,183	4,261
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR (i)	$7,691	$6,301	$4,183

(i)
The amounts of cash, cash equivalents and restricted cash, their respective classification on the balance sheets and how these amounts have changed for prior years have been included in Note 21 — Supplemental Disclosures of Cash Flow Information, as well as their respective portion of the change in the increase or decrease of cash, cash equivalents and restricted cash for each of the periods presented.

See accompanying notes to the consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Consolidated Statements of Changes in Equity

(In millions of U.S. dollars and number of shares in thousands)

	Shares outstanding	Additional paid-in capital	Retained earnings	Treasury shares	AOCL (i)	Total WTW shareholders’ equity	Non-controlling interests	Total equity	Redeemable Non-controlling interest (ii)	Total
Balance as of January 1, 2019	128,922	$10,615	$1,201	$(3)	$(1,961)	$9,852	$119	$9,971	$26
Adoption of ASU 2018-02	—	—	36	—	(36)	—	—	—	—
Shares repurchased	(788)	—	(150)	—	—	(150)	—	(150)	—
Net income	—	—	1,044	—	—	1,044	23	1,067	6	$1,073
Dividends declared ($2.60 per share)	—	—	(339)	—	—	(339)	—	(339)	—
Dividends attributable to non-controlling interests	—	—	—	—	—	—	(21)	(21)	(2)
Other comprehensive loss	—	—	—	—	(230)	(230)	—	(230)	—	$(230)
Issuance of shares under employee stock compensation plans	556	45	—	—	—	45	—	45	—
Share-based compensation and net settlements	—	32	—	—	—	32	—	32	—
Acquisition of non-controlling interests	—	(6)	—	—	—	(6)	(1)	(7)	(30)
Foreign currency translation	—	1	—	—	—	1	—	1	—
Balance as of December 31, 2019	128,690	$10,687	$1,792	$(3)	$(2,227)	$10,249	$120	$10,369	$—
Net income	—	—	996	—	—	996	24	1,020	—	$1,020
Dividends declared ($2.75 per share)	—	—	(354)	—	—	(354)	—	(354)	—
Dividends attributable to non-controlling interests	—	—	—	—	—	—	(22)	(22)	—
Other comprehensive (loss)/income	—	—	—	—	(132)	(132)	1	(131)	—	$(131)
Issuance of shares under employee stock compensation plans	275	16	—	—	—	16	—	16	—
Share-based compensation and net settlements	—	46	—	—	—	46	—	46	—
Reduction of non-controlling interests (iii)	—	9	—	—	—	9	(11)	(2)	—
Other	—	(3)	—	—	—	(3)	—	(3)	—
Foreign currency translation	—	(7)	—	—	—	(7)	—	(7)	—
Balance as of December 31, 2020	128,965	$10,748	$2,434	$(3)	$(2,359)	$10,820	$112	$10,932	$—
Shares repurchased	(7,155)	—	(1,627)	—	—	(1,627)	—	(1,627)	—
Net income	—	—	4,222	—	—	4,222	14	4,236	—	$4,236
Dividends declared ($3.02 per share)	—	—	(384)	—	—	(384)	—	(384)	—
Dividends attributable to non-controlling interests	—	—	—	—	—	—	(29)	(29)	—
Other comprehensive income	—	—	—	—	173	173	2	175	—	$175
Issuance of shares under employee stock compensation plans	246	10	—	—	—	10	—	10	—
Share-based compensation and net settlements	—	47	—	—	—	47	—	47	—
Reduction of non-controlling interests (iii)	—	(8)	—	—	—	(8)	(51)	(59)	—
Foreign currency translation	—	7	—	—	—	7	—	7	—
Balance as of December 31, 2021	122,056	$10,804	$4,645	$(3)	$(2,186)	$13,260	$48	$13,308	$—

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

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Notes to the Consolidated Financial Statements

(Tabular amounts are in millions of U.S. dollars, except per share data)

Note 1 — Nature of Operations

Willis Towers Watson plc is a leading global advisory, broking and solutions company that provides data-driven, insight-led solutions in the areas of people, risk and capital. The Company has more than 44,000 colleagues serving more than 140 countries and markets.

We design and deliver solutions that manage risk, optimize benefits, cultivate talent and expand the power of capital to protect and strengthen institutions and individuals.

Our risk management services include strategic risk consulting (including providing actuarial analysis), a variety of due diligence services, the provision of practical on-site risk control services (such as health and safety and property loss control consulting), and analytical and advisory services (such as hazard modeling). We also assist our clients with planning for addressing incidents or crises when they occur. These services include contingency planning, security audits and product tampering plans.

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

We are not an insurance company, and therefore we do not underwrite insurable risks for our own account. We help sharpen strategies, enhance organizational resilience, motivate workforces and maximize performance to uncover opportunities for sustainable success.

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

On June 16, 2021, the U.S. Department of Justice filed suit in U.S. District Court in the District of Columbia against WTW and Aon, seeking to enjoin the proposed business combination between the two companies (among other relief). On July 26, 2021, WTW and Aon announced they had terminated the business combination agreement and that Aon had agreed to pay WTW $1 billion in connection with such termination, which was received by WTW on July 27, 2021 (the ‘Termination’ or the ‘Termination Agreement’). The $1 billion income receipt has been included in transaction and integration, net in the consolidated statements of comprehensive income. Under the Termination Agreement, WTW and Aon on behalf of themselves and certain other related and affiliated parties, each agreed to release the other from all claims and actions arising out of or related to the business combination agreement and the transactions contemplated thereby, subject to certain exceptions.

Note 2 — Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The accompanying audited consolidated financial statements of WTW and our subsidiaries are presented in accordance with the rules and regulations of the SEC for annual reports on Form 10-K and are prepared in accordance with U.S. GAAP. We have reclassified certain prior period amounts to conform to the current period presentation due to the recognition of discontinued operations and assets and liabilities as held-for-sale (see below for further discussion). Additionally, certain amounts on the consolidated statements of cash flows have been revised from their prior period classifications. See Note 21 - Supplemental Disclosures of Cash Flow Information for more information as to the nature of the revision and the amounts. All intercompany accounts and transactions have been eliminated in consolidation.

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

Over the last two years, the COVID-19 pandemic generally did not have a material adverse impact on our overall financial results. Initially, the COVID-19 pandemic had a negative impact on our revenue growth, primarily in our businesses that are discretionary in nature, however we later saw an increased demand for these services, which improved revenue growth beginning in the second quarter of 2021. There continues to be increased demand for our services, particularly those services that address the various challenges in the global labor markets and disruptions to the supply chain. While we have fully adapted to the unique challenges posed by the pandemic surrounding how and where we do our work, we are also impacted by the negative effect on workforce availability, which could hamper our ability to grow our capacity on pace with increasing demand for our services. We expect the market for talent to remain highly competitive for at least the next several months. We will continue to monitor the situation and assess any implications to our business and our stakeholders.

Supply and labor market disruptions caused by COVID-19 as well as other factors, such as accommodative monetary and fiscal policy, have contributed to significant inflation in many of the markets in which we operate. This impacts not only the costs to attract and retain employees but also other costs to run and invest in our business. If our costs grow significantly in excess of our ability to raise revenues, our margins and results of operations may be materially and adversely impacted and we may not able to achieve our strategic and financial objectives.

The extent to which COVID-19 impacts our business and financial position will depend on future developments, which are difficult to predict. These future developments may include the severity and scope of the COVID-19 outbreak and the emergence of new variants, which may unexpectedly change or worsen, and the types and duration of measures imposed by governmental authorities to contain the virus or address its impact. We continue to expect that the COVID-19 pandemic and the related impacts on the wider economic environment may cause volatility to our revenue and operating results in fiscal 2022. We believe that, as a general matter, these trends and uncertainties are similar to those faced by other comparable registrants as a result of the pandemic.

Significant Accounting Policies

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of WTW and those of our majority-owned and controlled subsidiaries. We determine whether we have a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (‘VIE’). Variable interest entities are entities that lack one or more of the characteristics of a voting interest entity and therefore require a different approach in determining which party involved with the VIE should consolidate the entity. With a VIE, either the entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties, or the equity holders, as a group, do not have the power to direct the activities that most significantly impact its financial performance, the obligation to absorb expected losses of the entity, or the right to receive the expected residual returns of the entity. The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and is required to consolidate the VIE.

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

Fair Value of Financial Instruments — The carrying values of our cash, cash equivalents and restricted cash, accounts receivable, short-term investments, accrued expenses and revolving lines of credit approximate their fair values because of the short maturity and liquidity of those instruments. The fair value of our senior notes and note receivable are considered Level 2 financial instruments as they are corroborated by observable market data. See Note 12 — Fair Value Measurements for additional information about our measurements of fair value.

Cash and Cash Equivalents — Cash and cash equivalents primarily consist of time deposits with original maturities of three months or less. In certain of the countries in which we conduct business, we are subject to capital adequacy requirements. Most significantly, Willis Limited, our U.K. brokerage subsidiary regulated by the Financial Conduct Authority, is currently required to maintain $140 million in unencumbered and available financial resources, of which at least $83 million must be in cash, for regulatory purposes. Term deposits and certificates of deposits with original maturities greater than three months are considered to be short-term investments and are included in prepaid and other current assets. As a result of the acquired TRANZACT collateralized facility (see Note 11 — Debt), we had $7 million of restricted cash at December 31, 2020, which is included within prepaid and other current assets on our consolidated balance sheets. Additionally, see Note 21 — Supplemental Disclosures of Cash Flow Information for a reconciliation of the cash, cash equivalents and restricted cash as presented on our consolidated balance sheets and the consolidated statements of cash flows.

Fiduciary Assets and Liabilities — The Company collects premiums from insureds and, after deducting commissions, remits the premiums to the respective insurers. The Company also collects claims or refunds from insurers on behalf of insureds. Certain of our health and welfare benefits administration outsourcing agreements require us to hold funds on behalf of clients to pay obligations on their behalf or for plan participants to pay for medical costs (‘benefit funds’). Benefit funds held in cash and cash equivalents are part of fiduciary funds. In some instances, plan participants direct us to invest these benefit funds on their behalf (‘benefit funds investments’). Each of these transactions is reported on our consolidated balance sheets as assets and corresponding liabilities unless such balances are due to or from the same party and a right of offset exists, in which case the balances are recorded net.

Fiduciary assets on the consolidated balance sheets are comprised of fiduciary funds, benefit funds investments and fiduciary receivables:

Fiduciary funds – These amounts are restricted cash and cash equivalents held for unremitted insurance premiums and claims and benefit funds not invested, and are recorded within fiduciary assets on the consolidated balance sheets. Fiduciary funds are generally required to be kept in certain regulated bank accounts subject to guidelines which emphasize capital preservation and liquidity. Such funds are not available to service the Company’s debt or for other corporate purposes. Notwithstanding the legal relationships with insureds and insurers and excluding earnings on benefit funds, the Company is entitled to retain investment income earned on fiduciary funds in accordance with industry custom and practice and, in some cases, as supported by agreements with insureds. The period for which the Company holds such funds in its broking capacity is dependent upon the date the insured remits the payment of the premium to the Company, or the date the Company receives a refund from the insurer, and the date the Company is required to forward such payments to the insurer or insured, respectively. For the benefit funds, cash and cash equivalents are held until the funds are directed by plan participants to either be invested in mutual funds or paid out on their behalf. Fiduciary funds are included in the beginning and ending balances of cash, cash equivalents and restricted cash in the consolidated statements of cash flows. See Note 21 — Supplemental Disclosures of Cash Flow Information for a reconciliation of the fiduciary funds as presented on our consolidated balance sheets and the consolidated statements of cash flows.

Benefit funds investments - Benefit funds investments can be invested in open-ended mutual funds at the direction of the participant. Such funds are not available to service the Company’s debt or for other corporate purposes and earnings accrue to the participant.

Fiduciary receivables – Uncollected premiums from insureds, uncollected claims or refunds from insurers and unremitted benefits funds are recorded as fiduciary assets on the consolidated balance sheets. In certain instances, the Company advances premiums, refunds or claims to insurance underwriters or insureds prior to collection. Such advances are made from fiduciary funds and are reflected in the consolidated balance sheets as fiduciary assets.

Fiduciary liabilities on the consolidated balance sheets represent the obligations to remit all fiduciary assets as required under the terms of the various arrangements. Fiduciary receivables and liabilities for which cash has not been collected are equal and offsetting and have not been presented in the consolidated statements of cash flows.

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

Acquired Accounts Receivable — As part of the acquisition accounting for the TRANZACT business (see Note 3 – Acquisitions and Divestitures), the acquired accounts receivable arising from direct-to-consumer Medicare broking sales were present-valued at the acquisition date in accordance with ASC 805, Business Combinations (‘ASC 805’). Cash collections for these receivables are expected to occur over a period of several years. Due to the provisions of ASC 606, Revenue From Contracts With Customers (‘ASC 606’), these receivables are not discounted for a significant financing component when initially recognized. Following the acquisition, the acquired renewal commissions receivables have been accounted for prospectively using the cost-recovery method in which future cash receipts will initially be applied against the acquisition date fair value until the value reaches zero. Any cash received in excess of the fair value determined at acquisition will be recorded to earnings when it is received at a future date. The adjusted values of these acquired renewal commissions receivables are included in prepaid and other current assets or other non-current assets, as appropriate, on the consolidated balance sheets.

Income Taxes — The Company recognizes deferred tax assets and liabilities for the estimated future tax consequences of events attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and capital loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized for continuing operations in the consolidated statement of comprehensive income in the period in which the change is enacted. Deferred tax assets are reduced through the establishment of a valuation allowance at such time as, based on available evidence, it is more likely than not that the deferred tax assets will not be realized. The Company adjusts valuation allowances to measure deferred tax assets at the amounts considered realizable in future periods, which is assessed at each balance sheet date. In making such determinations, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operating results. We place more reliance on evidence that is objectively verifiable.

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

Leases — As an advisory, broking and solutions company providing services to clients in more than 140 countries, we enter into lease agreements from time to time, primarily for the use of real estate for our office space. We determine if an arrangement is a lease at the inception of the contract, and the nature of our operations is such that it is generally clear whether an arrangement contains a lease and what underlying asset is being leased. The majority of the leases into which we enter are operating leases. Upon entering into leases, we obtain the right to control the use of an identified space for a lease term and recognize these right-of-use (‘ROU’) assets on our consolidated balance sheets with corresponding lease liabilities reflecting our obligation to make the related lease payments. ROU assets are amortized over the term of the lease.

Our real estate leases are generally long-term in nature, with terms that typically range from 5 to 15 years. Our most significant lease supports our London market operations with a lease term through 2032. Our real estate leases often contain options to renew the lease, either through exercise of the option or through automatic renewal. Additionally, certain leases have options to cancel the lease with appropriate notice to the landlord prior to the end of the stated lease term. As we enter into new leases, we consider these options as we assess lease terms in our recognized ROU assets and lease liabilities. If we are reasonably certain to exercise an option to renew a lease, we include this period in our lease term. To the extent that we have the option to cancel a lease, we recognize our ROU assets and lease liabilities using the term that would result from using this earlier date. If a significant penalty is required to cancel the lease at an earlier date, we assess our lease term as ending at the point when no significant penalty would be due.

In addition to payments for previously-agreed base rent, many of our lease agreements are subject to variable and unknown future payments, typically in the form of common area maintenance charges (a non-lease component as defined by ASC 842, Leases (‘ASC 842’)) or real estate taxes. These variable payments are excluded from our lease liabilities and ROU assets, and instead are recognized as lease expense within other operating expenses on the consolidated statement of comprehensive income as the amounts are incurred. To the extent that we have agreed to fixed charges for common area maintenance or other non-lease components, or our base rent increases by an index or rate (most commonly an inflation rate), these amounts are included in the measurement of our lease liabilities and ROU assets. We have elected the practical expedient under ASC 842 which allows the lease and non-lease components to be combined in our measurement of lease liabilities and ROU assets.

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

Goodwill is tested for impairment annually as of October 1, and whenever indicators of impairment exist. Goodwill is tested at the reporting unit level, and the Company had eight reporting units as of October 1, 2021. In the impairment test, the fair value of each reporting unit is compared with its carrying value, including goodwill. If the carrying value of a reporting unit exceeds its fair value, the difference is recognized as an impairment loss. The Company’s goodwill impairment tests for the years ended December 31, 2021 and 2020 have not resulted in any impairment charges. See Note 9 — Goodwill and Other Intangible Assets for additional information about our goodwill and other intangible assets.

Pensions — The Company has multiple defined benefit pension and defined contribution plans. The net periodic cost of the Company’s defined benefit plans is measured on an actuarial basis using various methods and actuarial assumptions. The most significant assumptions are the discount rates (formulated using the granular approach to calculating service and interest cost) and the expected long-term rates of return on plan assets. Other material assumptions include rates of participant mortality, the expected long-term rates of compensation and pension increases and rates of employee termination. Gains and losses occur when actual experience differs from actuarial assumptions. If such gains or losses exceed ten percent of the greater of the market-related value of plan assets or the projected benefit obligation, the Company amortizes those gains or losses over the average remaining service period or average remaining life expectancy, as appropriate, of the plan participants. In accordance with U.S. GAAP, the Company records the funded status of its pension plans based on the projected benefit obligation on its consolidated balance sheets.

Contributions to the Company’s defined contribution plans are recognized as incurred. Differences between contributions payable in the year and contributions actually paid are shown as either other assets or other liabilities in the consolidated balance sheets. See Note 13 — Retirement Benefits for additional information about our pensions.

Revenue Recognition — We recognize revenue from a variety of services, with broking, consulting and outsourced administration representing our most significant offerings. All other revenue streams, which can be recognized at either a point in time or over time, are individually less significant and are grouped in Other in our revenue disaggregation disclosures in Note 4 — Revenue. These Other revenue streams represent approximately 5% to 6% of customer contract revenue from continuing operations each year.

Broking — Representing approximately 47% to 48% of customer contract revenue from continuing operations each year, in our broking arrangements, we earn revenue by acting as an intermediary in the placement of effective insurance policies. Generally, we act as an agent and view our client to be the party looking to obtain insurance coverage for various risks, or an employer or sponsoring organization looking to obtain insurance coverage for its employees or members. Also, prior to the disposal of Willis Re (see Note 3— Acquisitions and Divestitures) we acted as an agent in reinsurance broking arrangements where our client was the party looking to cede risks to the reinsurance markets. Our primary performance obligation under the majority of these arrangements is to place an effective insurance or reinsurance policy, but there can also be significant post-placement obligations in certain contracts to which we need to allocate revenue. The most common of these is for claims handling or call center support. The revenue recognition method for these, after the relative fair value allocation, is described further as part of the ‘Outsourced Administration’ description below.

Due to the nature of the majority of our broking arrangements, no single document constitutes the contract for ASC 606 purposes. Our services may be governed by a mixture of different types of contractual arrangements depending on the jurisdiction or type of coverage, including terms of business agreements, broker-of-record letters, statements of work or local custom and practice. This is then confirmed by the client’s acceptance of the underlying insurance contract. Prior to the policy inception date, the client has not accepted nor formally committed to perform under the arrangement (i.e. pay for the insurance coverage in place). Therefore, in the majority of broking arrangements, the contract date is the date the insurance policy incepts. However, in certain instances such as employer-sponsored Medicare broking or Affinity arrangements, where the employer or sponsoring organization is our customer, client acceptance of underlying individual policy placements is not required, and therefore the date at which we have a contract with a customer is not dependent upon placement.

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

Consulting — We earn revenue for advisory and consulting work that may be structured as different types of service offerings, including annual recurring projects, projects of a short duration or stand-ready obligations. Collectively, our consulting arrangements represent approximately 32% to 34% of customer contract revenue from continuing operations each year.

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

Outsourced Administration — We provide customized benefits outsourcing and co-sourcing solutions services in relation to the administration of defined benefit, defined contribution, and health and welfare plans. These plans are sponsored by our clients to provide benefits to their active or retired employees. Additionally, these services include operating call centers and may include providing access to, and managing, a variety of consumer-directed savings accounts. The operation of call centers and consumer-directed accounts can be provisioned as part of an ongoing administration or solutions service, or separately as part of a broking arrangement. The products and services available to all clients are the same, but the selections by a client can vary and portray customized products and services based on the customer’s specific needs. Our services often include the use of proprietary systems that are configured for each of our clients’ needs. In total, our outsourced administration services represent approximately 13% of customer contract revenue from continuing operations each year.

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

Reimbursed expenses — Client reimbursable expenses, including those relating to travel, other out-of-pocket expenses and any third-party costs, are included in revenue, and an equivalent amount of reimbursable expenses is included in other operating expenses as a cost of revenue as incurred. Reimbursed expenses represented approximately 1% of customer contract revenue from continuing operations each year. Taxes collected from customers and remitted to government authorities are recorded net and are excluded from revenue.

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

Recent Accounting Pronouncements

Not Adopted for 2021

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which addresses the accounting for revenue contracts with customers acquired in a business combination, as well as contract assets and contract liabilities from other contracts to which the provisions of ASC 606 apply. This ASU amends Topic 805 to add these contracts to the list of exceptions to the recognition and measurement principles that apply to business combinations and to require that an entity recognize and measure such contract assets and contract liabilities acquired in a business combination in accordance with ASC 606. This ASU becomes effective for the Company on January 1, 2023 and must be applied prospectively to business combinations occurring on or after this date. As permitted, the Company early-adopted this ASU on January 1, 2022. The Company does not expect it to have a material impact on its consolidated financial statements.

Adopted

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which clarifies and amends existing guidance, including removing certain exceptions to the general principles of accounting for income taxes. Some of the changes must be applied on a retrospective or modified retrospective basis while others must be applied on a prospective basis. The Company adopted this guidance as it became effective on January 1, 2021 without any impact to our consolidated financial statements.

Note 3 — Acquisitions and Divestitures

The following disclosures discuss significant transactions during the three-year period ended December 31, 2021.

Acquisitions

TRANZACT Acquisition

On July 30, 2019, the Company acquired TRANZACT, a U.S.-based provider of comprehensive, direct-to-consumer sales and marketing solutions for leading insurance carriers in the U.S. TRANZACT leverages digital, data and direct marketing solutions to deliver qualified leads, fully-provisioned sales and robust customer management systems to brands seeking to acquire and manage large numbers of consumers. Pursuant to the terms of the acquisition agreement, subject to certain adjustments, the consideration consisted of $1.3 billion paid in cash at closing. Additional contingent consideration in the form of an earn-out of $17 million was paid in cash in 2021 based on the achievement of certain financial targets. The acquisition was initially funded in part with a $1.1 billion one-year term loan (see Note 11 — Debt for a description of the term loan and its repayment), with the remainder being funded from the Company’s existing revolving credit facility. TRANZACT operates as part of our Benefits Delivery and Administration segment and enhances the Company’s preexisting Medicare broking offering, while also adding significant direct-to-consumer marketing experience.

Other Acquisitions

Other acquisitions were completed during the years ended December 31, 2021 and 2020 for combined cash payments of $52 million and $79 million, respectively, and contingent consideration fair valued at $21 million and $9 million, respectively.

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

On August 13, 2021, the Company entered into a new definitive agreement to sell Willis Re to Gallagher for total upfront cash consideration of $3.25 billion plus an earnout payable in 2025 of up to $750 million in cash, subject to certain adjustments. The deal was subject to required regulatory approvals and clearances, as well as other customary closing conditions, and was completed on December 1, 2021 (‘Principal Closing’). Although the majority of the Willis Re businesses transferred to Gallagher at Principal Closing, the assets and liabilities of certain Willis Re businesses were not transferred to Gallagher at the time due to local territory restrictions (‘Deferred Closing’). The Deferred Closing is expected to be completed no later than the end of the second quarter of 2022, and all net earnings of the Deferred Closing businesses accumulated between the Principal Closing and Deferred Closing are payable to Gallagher at that time. The Company recognized a preliminary pre-tax gain of $2.3 billion upon completion of the sale. The gain is subject to tax in certain jurisdictions, mainly in the U.S., and is predominantly tax-exempt in the U.K.

In connection with the transaction, the Company reclassified the results of its Willis Re operations as discontinued operations on its consolidated statements of comprehensive income and has reclassified Willis Re assets and liabilities as held for sale on its consolidated balance sheets. The consolidated cash flow statement was not adjusted. Willis Re was previously included in the Investment, Risk and Reinsurance segment. The assets and liabilities of the Willis Re businesses that will be transferred at Deferred Closing continue to be presented as held for sale on the consolidated balance sheets at December 31, 2021, and the results of these businesses following the Principal Closing have been included in income from discontinued operations on the consolidated statement of comprehensive income.

The Company will account for the earnout as a gain contingency and therefore will not record any receivables upon close. Rather, the earnout will be recognized in the Company’s consolidated financial statements, if it is received, in 2025.

A number of services are continuing under a cost reimbursement Transition Services Agreement (‘TSA’) in which WTW is providing Gallagher support including real estate leases, information technology, payroll, human resources and accounting. These services are expected to be provided for a period not to exceed two years. Fees earned under the TSA were $4 million during the year ended December 31, 2021 and have been recognized as a reduction to the costs incurred to service the TSA included in continuing operations within other operating expenses on the consolidated statements of comprehensive income. Costs incurred to service the TSA are expected to be reduced as part of the Company’s Transformation program (see Note 6 — Restructuring Costs for a description of the program) as quickly as possible when the services are no longer required by Gallagher.

The following selected financial information relates to the operations of Willis Re for the periods presented:

	Years ended December 31,
	2021	2020	2019
Revenue from discontinued operations	$721	$737	$669
Costs of providing services
Salaries and benefits	350	350	320
Other operating expenses	59	61	72
Depreciation and amortization	2	2	2
Transaction and integration, net	33	—	—
Total costs of providing services	444	413	394
Other income, net	2	3	1
Income from discontinued operations before income taxes	279	327	276
Gain on disposal of Willis Re	2,300	—	—
Provision for income tax expense	(500)	(69)	(52)
Net losses receivable from Gallagher on Deferred Closing	1	—	—
Income from discontinued operations, net of tax	$2,080	$258	$224

The expense amounts reflected above represent only the direct costs attributable to the Willis Re business and exclude allocations of corporate costs that will be retained following the sale. Neither the discontinued operations presented above, nor the unallocated corporate costs, reflect the impact of any cost reimbursement that will be received under the TSA.

The following table summarizes the total assets and liabilities of Willis Re classified as held for sale within our consolidated balance sheets at the balance sheet dates presented:

	December 31, 2021	December 31, 2020
Assets held for sale:
Cash and cash equivalents	$2	$50
Fiduciary assets	—	3,157
Accounts receivable, net	1	147
Fixed assets, net	—	1
Goodwill	—	812
Other intangible assets, net	—	54
Right-of-use assets	—	1
Other assets	2	34
Net losses receivable from Gallagher on Deferred Closing	1	—
Total assets held for sale	$6	$4,256
Liabilities held for sale:
Fiduciary liabilities	$—	$3,157
Deferred revenue and accrued expenses	4	63
Liability for pension benefits	—	2
Lease liabilities	—	1
Provision for liabilities	—	1
Other liabilities	2	112
Total liabilities held for sale	$6	$3,336

Certain amounts included in the consolidated balance sheets have been excluded from the held-for-sale balances disclosed since the assets are not transferring under the terms of the sale agreement, and instead will be settled by the Company. Additionally, during the fourth quarter of 2021 prior to the Principal Closing, additional assets and liabilities were agreed to be excluded from the balances transferring to Gallagher. The amounts held for sale at December 31, 2020 have been updated accordingly.

At December 31, 2021, the amounts of significant assets and liabilities related to the Willis Re businesses which were not transferred in the sale and are therefore not classified as held for sale on the consolidated balance sheet are $2.6 billion of fiduciary assets and liabilities, $71 million of accounts receivable and $91 million of other current liabilities.

Miller Divestiture

On March 1, 2021, the Company completed the transaction to sell its U.K.-based, majority-owned wholesale subsidiary Miller for final total consideration of GBP 623 million ($818 million), which includes amounts paid to the minority shareholder. The $356 million net tax-exempt gain on the sale was included in Other income, net in the consolidated statement of comprehensive income for the year ended December 31, 2021. Prior to disposal, Miller was included within the Investment, Risk and Reinsurance segment.

Max Matthiessen Divestiture

In September 2020, the Company completed the transaction to sell its Swedish majority-owned subsidiary MM Holding AB (‘Max Matthiessen’) for total consideration of SEK 2.3 billion ($262 million) plus certain other adjustments, resulting in a tax-exempt gain on the sale of $86 million, which is included in Other income, net in the consolidated statement of comprehensive income during the year ended December 31, 2020. Of the total consideration, the Company financed a SEK 600 million ($68 million) note repayable by the purchaser. The note has no fixed term but is repayable subject to certain terms and conditions and bears an interest rate that could range from 5% to 10%, increasing the longer the note remains outstanding. This note receivable is included in Other non-current assets in the consolidated balance sheet. Prior to disposal, Max Matthiessen was included within the Investment, Risk and Reinsurance segment.

Note 4 — Revenue

All periods presented have been recast to exclude the revenue and balances of Willis Re, which have been reclassified as discontinued operations and assets held for sale, respectively, on the Company’s consolidated financial statements (see Note 3 – Acquisitions and Divestitures).

Disaggregation of Revenue

The Company reports revenue by segment in Note 5 — Segment Information. The following table presents revenue by service offering and segment, as well as a reconciliation to total revenue for the years ended December 31, 2021, 2020 and 2019. Along with reimbursable expenses and other, total revenue by service offering represents our revenue from customer contracts.

Year Ended December 31,	Broking	Consulting	Outsourced Administration	Other	Total revenue by service offering	Reimbursable expenses and other (i)	Total revenue from customer contracts	Interest and other income (ii)	Total revenue
HCB
2021	$333	$2,303	$502	$279	$3,417	$48	$3,465	$30	$3,495
2020	302	2,215	503	241	3,261	50	3,311	17	3,328
2019	278	2,269	466	262	3,275	61	3,336	23	3,359
CRB
2021	2,821	171	72	15	3,079	2	3,081	98	3,179
2020	2,707	154	66	11	2,938	2	2,940	39	2,979
2019	2,692	132	71	5	2,900	1	2,901	46	2,947
IRR
2021	72	456	16	234	778	7	785	36	821
2020	294	382	15	229	920	7	927	1	928
2019	374	406	10	160	950	9	959	12	971
BDA
2021	953	—	544	—	1,497	11	1,508	3	1,511
2020	834	—	525	—	1,359	12	1,371	—	1,371
2019	514	—	521	—	1,035	12	1,047	—	1,047
Corporate (i)
2021	—	8	—	4	12	(25)	(13)	5	(8)
2020	1	5	—	3	9	(4)	5	4	9
2019	—	11	—	4	15	28	43	3	46
Total
2021	$4,179	$2,938	$1,134	$532	$8,783	$43	$8,826	$172	$8,998
2020	$4,138	$2,756	$1,109	$484	$8,487	$67	$8,554	$61	$8,615
2019	$3,858	$2,818	$1,068	$431	$8,175	$111	$8,286	$84	$8,370

(i)
Reimbursable expenses and other, as well as Corporate revenue, are excluded from segment revenue, but included in total revenue on the consolidated statements of comprehensive income. Amounts included in Corporate revenue may include eliminations, adjustments to reserves and impacts from hedged revenue transactions.
(ii)
Interest and other income is included in segment revenue and total revenue, however it has been presented separately in the above tables because it does not arise directly from contracts with customers. The significant increase in CRB’s and IRR’s interest and other income resulted from book-of-business settlements. Book-of-business settlements totaled $134 million in 2021.

The following table presents revenue by the geography where our work was performed for the years ended December 31, 2021, 2020 and 2019. The reconciliation to total revenue on our consolidated statements of comprehensive income and to segment revenue is shown in the table above.

Year Ended December 31,	North America	Great Britain	Western Europe	International	Total revenue by geography
HCB
2021	$1,880	$567	$622	$348	$3,417
2020	1,859	491	584	327	3,261
2019	1,901	475	566	333	3,275
CRB
2021	1,220	656	699	504	3,079
2020	1,176	630	679	453	2,938
2019	1,112	656	661	471	2,900
IRR
2021	178	426	87	87	778
2020	156	523	159	82	920
2019	168	505	187	90	950
BDA
2021	1,486	—	—	11	1,497
2020	1,351	—	—	8	1,359
2019	1,033	—	—	2	1,035
Corporate
2021	9	—	2	1	12
2020	7	—	2	—	9
2019	13	—	1	1	15
Total
2021	$4,773	$1,649	$1,410	$951	$8,783
2020	$4,549	$1,644	$1,424	$870	$8,487
2019	$4,227	$1,636	$1,415	$897	$8,175

Contract Balances

The Company reports accounts receivable, net on the consolidated balance sheet, which includes billed and unbilled receivables and current contract assets. In addition to accounts receivable, net, the Company had the following non-current contract assets and deferred revenue balances at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Billed receivables, net of allowance for doubtful accounts of $45 million and $40 million	$1,504	$1,589
Unbilled receivables	431	445
Current contract assets	435	374
Accounts receivable, net	$2,370	$2,408
Non-current accounts receivable, net	$23	$35
Non-current contract assets	$532	$327
Deferred revenue	$576	$547

The Company receives payments from customers based on billing schedules or terms as written in our contracts. Those balances denoted as contract assets relate to situations where we have completed some or all performance under the contract, however our right to consideration is conditional. Contract assets result most materially in our Medicare intermediary businesses. The significant increases in both current and non-current contract assets for the year ended December 31, 2021 relate to our direct-to-consumer Medicare broking business. Billed and unbilled receivables are recorded when the right to consideration becomes unconditional. Deferred revenue relates to payments received in advance of performance under the contract and is recognized as revenue as (or when) we perform under the contract.

Accounts receivable are stated at estimated net realizable values. The following table presents the changes in our allowance for doubtful accounts for the years ended December 31, 2021, 2020 and 2019.

	December 31, 2021	December 31, 2020	December 31, 2019
Balance at beginning of year	$40	$36	$40
Additions charged to costs and expenses	16	28	9
Deductions/other movements	(18)	(27)	(11)
Foreign exchange	7	3	(2)
Balance at end of year	$45	$40	$36

During the year ended December 31, 2021, revenue of approximately $493 million was recognized that was reflected as deferred revenue at December 31, 2020.

During the year ended December 31, 2021, the Company recognized revenue of approximately $28 million related to performance obligations satisfied in a prior period.

Performance Obligations

The Company has contracts for which performance obligations have not been satisfied as of December 31, 2021 or have been partially satisfied as of this date. The following table shows the expected timing for the satisfaction of the remaining performance obligations. This table does not include contract renewals or variable consideration, which was excluded from the transaction prices in accordance with the guidance on constraining estimates of variable consideration.

In addition, in accordance with ASC 606, the Company has elected not to disclose the remaining performance obligations when one or both of the following circumstances apply:

•
Performance obligations which are part of a contract that has an original expected duration of less than one year, and
•
Performance obligations satisfied in accordance with ASC 606-10-55-18 (‘right to invoice’).

	2022	2023	2024 onward	Total
Revenue expected to be recognized on contracts as of December 31, 2021	$608	$591	$619	$1,818

Since most of the Company’s contracts are cancellable with less than one year’s notice and have no substantive penalty for cancellation, the majority of the Company’s remaining performance obligations as of December 31, 2021 have been excluded from the table above.

Costs to obtain or fulfill a contract

The Company incurs costs to obtain or fulfill contracts which it would not incur if a contract with a customer was not executed.

The following table shows the categories of costs that are capitalized and deferred over the expected life of a contract.

	Costs to fulfill
	December 31, 2021	December 31, 2020	December 31, 2019
Balance at beginning of the year	$191	$162	$135
New capitalized costs	454	455	453
Amortization	(451)	(428)	(427)
Disposals	(4)	—	—
Impairments	(1)	(1)	—
Foreign currency translation	—	3	1
Balance at end of the year	$189	$191	$162

Note 5 — Segment Information

At December 31, 2021, WTW had four reportable operating segments or business areas:

•
Human Capital and Benefits (‘HCB’)
•
Corporate Risk and Broking (‘CRB’)
•
Investment, Risk and Reinsurance (‘IRR’)
•
Benefits Delivery and Administration (‘BDA’)

WTW’s chief operating decision maker is its Chief Executive Officer. We determined that the operational data used by the chief operating decision maker is at the segment level. Management bases strategic goals and decisions on these segments and the data presented below is used to assess the adequacy of strategic decisions and the method of achieving these strategies and related financial results. Management evaluates the performance of its segments and allocates resources to them based on net operating income on a pre-tax basis.

The Company experiences seasonal fluctuations of its revenue. Revenue is typically higher during the Company’s first and fourth quarters due primarily to the timing of broking-related activities.

Under the segment structure and for internal and segment reporting, WTW segment revenue includes commissions and fees, interest and other income. U.S. GAAP revenue also includes amounts that were directly incurred on behalf of our clients and reimbursed by them (reimbursable expenses), which are removed from segment revenue. Segment operating income excludes certain costs, including (i) amortization of intangibles; (ii) restructuring costs; (iii) certain transaction and integration expenses; (iv) certain litigation provisions; and (v) to the extent that the actual expense based upon which allocations are made differs from the forecast/budget amount, a reconciling item will be created between internally-allocated expenses and the actual expenses that we report for U.S. GAAP purposes.

All periods presented have been recast to exclude the operating results of Willis Re, which was included within IRR and has been reclassified to discontinued operations (see Note 3 – Acquisitions and Divestitures).

The following table presents segment revenue and segment operating income for our reportable segments for the years ended December 31, 2021, 2020 and 2019.

	Segment revenue			Segment operating income
	Years ended December 31			Years ended December 31
	2021	2020	2019	2021	2020	2019
HCB	$3,447	$3,278	$3,298	$930	$853	$848
CRB	3,177	2,977	2,946	732	630	578
IRR	814	921	962	159	134	134
BDA	1,500	1,359	1,035	336	320	244
Total	$8,938	$8,535	$8,241	$2,157	$1,937	$1,804

The following table presents reconciliations of the information reported by segment to the Company’s consolidated amounts reported for the years ended December 31, 2021, 2020 and 2019.

	Years ended December 31,
	2021	2020	2019
Revenue:
Total segment revenue	$8,938	$8,535	$8,241
Reimbursable expenses and other	60	80	129
Revenue	$8,998	$8,615	$8,370

Total segment operating income	$2,157	$1,937	$1,804
Amortization	(369)	(461)	(488)
Restructuring costs (i)	(26)	(24)	—
Transaction and integration, net (ii)	806	(110)	(13)
Provision for significant litigation (iii)	—	(65)	—
Unallocated, net (iv)	(366)	(418)	(249)
Income from operations	2,202	859	1,054
Interest expense	(211)	(244)	(234)
Other income, net	701	396	226
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$2,692	$1,011	$1,046

(i)
See Note 6 — Restructuring Costs for the composition of costs for 2021. In 2020, restructuring costs related to minor restructuring activities carried out by various business lines throughout the Company.
(ii)
For the year ended December 31, 2021, includes the $1 billion income receipt related to the termination of the proposed Aon transaction, partially offset by related transaction costs; includes transaction costs related to the proposed Aon combination in 2020 and the TRANZACT acquisition in 2019.
(iii)
For additional information, see the disclosure under WTW Merger-Related Securities Litigation in Note 15 — Commitments and Contingencies.
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

None of the Company’s customers represented a significant amount of its consolidated revenue for the years ended December 31, 2021, 2020 and 2019.

Below are our revenue and tangible long-lived assets for Ireland, our country of domicile, countries with significant concentrations, and all other foreign countries as of and for the years ended as indicated:

	Revenue			Long-Lived Assets (i)
	Years ended December 31,			December 31,	December 31,
	2021	2020	2019	2021	2020
Ireland	$197	$157	$144	$3	$29

United States	4,621	4,359	4,106	562	691
United Kingdom	1,632	1,604	1,637	605	739
Rest of World	2,548	2,495	2,483	401	455
Total Foreign Countries	8,801	8,458	8,226	1,568	1,885
	$8,998	$8,615	$8,370	$1,571	$1,914

(i)
Tangible long-lived assets consist of fixed assets and ROU assets.

Note 6 — Restructuring Costs

In the fourth quarter of 2021, the Company initiated a three-year ‘Transformation program’ designed to enhance operations, optimize technology and align its real estate footprint to its new ways of working. The program is expected to generate annual cost savings of approximately $300 million by the end of 2024. The program is expected to include cumulative costs of approximately $490 million and capital expenditures of approximately $260 million, for a total investment of $750 million. The main categories of charges will be in the following four areas:

•
Real estate rationalization — includes costs to align the real estate footprint to the new ways of working (hybrid work) and includes breakage fees and the impairment of right-of-use assets and other related leasehold assets.
•
Technology modernization — these charges are incurred in moving to common platforms and technologies, including migrating certain platforms and applications to the cloud. This category will include the impairment of technology assets that are duplicative or no longer revenue-producing, as well as costs for technology investments that do not qualify for capitalization.
•
Process optimization — these costs will be incurred in the right-shoring strategy and automation of our operations, which will include optimizing resource deployment and appropriate colleague alignment. These costs will include process and organizational design costs, severance and separation-related costs and temporary retention costs.
•
Other — other costs not included above including fees for professional services, other contract terminations not related to the above categories and supplier migration costs.

An analysis of total restructuring costs incurred under the Transformation program by category and by segment and corporate functions, as of the year ended December 31, 2021, is as follows. These costs are included in restructuring costs in the consolidated statements of comprehensive income:

	HCB	CRB	IRR	BDA	Corporate	Total
Year ended December 31, 2021
Real estate rationalization	$—	$—	$—	$—	$19	$19
Technology modernization	—	5	—	—	—	5
Process optimization	—	—	—	—	—	—
Other	—	—	—	—	2	2
Total	$—	$5	$—	$—	$21	$26

A rollforward of the liability associated with cash-based charges related to the Transformation program is as follows:

	Real estate rationalization	Technology modernization	Process optimization	Other	Total
Balance at October 1, 2021	$—	$—	$—	$—	$—
Charges incurred	—	—	—	2	2
Cash payments	—	—	—	(1)	(1)
Balance at December 31, 2021	$—	$—	$—	$1	$1

Note 7 — Income Taxes

All periods presented have been recast to exclude the tax effects of Willis Re, which have been reclassified as discontinued operations on the Company’s consolidated financial statements (see Note 3 – Acquisitions and Divestitures).

Provision for income taxes

An analysis of income from operations before income taxes by taxing jurisdiction is shown below:

	Years ended December 31,
	2021	2020	2019
Ireland	$673	$(5)	$(11)
U.S.	516	(97)	68
U.K.	552	184	211
Rest of World	951	929	778
Total	$2,692	$1,011	$1,046

The components of the provision for income taxes include:

	Years ended December 31,
	2021	2020	2019
Current tax expense:
U.S. federal taxes	$(79)	$(3)	$(94)
U.S. state and local taxes	(25)	3	(43)
U.K. corporation tax	(33)	(16)	(19)
Other jurisdictions (i)	(303)	(134)	(122)
Total current tax expense	(440)	(150)	(278)
Deferred tax (expense)/benefit:
U.S. federal taxes	(41)	(79)	62
U.S. state and local taxes	3	—	16
U.K. corporation tax	(65)	(48)	(15)
Other jurisdictions	7	28	18
Total deferred tax (expense)/benefit	(96)	(99)	81
Total provision for income taxes	$(536)	$(249)	$(197)

(i)
The current tax expense of other jurisdictions during the year ended December 31, 2021 includes tax expense of $159 million for taxes payable in Ireland related to the income receipt of the termination payment.

Effective tax rate reconciliation

The reported provision for income taxes differs from the amounts that would have resulted had the reported income from continuing operations before income taxes been taxed at the U.S. federal statutory rate. The principal reasons for the differences between the amounts provided and those that would have resulted from the application of the U.S. federal statutory tax rate are as follows:

	Years ended December 31,
	2021	2020	2019
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$2,692	$1,011	$1,046
U.S. federal statutory income tax rate	21%	21%	21%
Income tax expense at U.S. federal tax rate	(565)	(212)	(220)
Adjustments to derive effective tax rate:
Non-deductible expenses and dividends	(21)	(19)	(34)
Net adjustments on acquisition costs	13	(15)	(2)
Impact of change in rate on deferred tax balances	(36)	(7)	—
Effect of foreign exchange and other differences	—	(4)	1
Changes in valuation allowances	2	(8)	6
Net tax effect on intra-group items	84	90	93
Net tax effect on disposal of operations	62	16	—
Tax differentials of non-U.S. jurisdictions	(24)	(2)	(7)
Impact of U.S. state and local taxes	(23)	4	(19)
Global Intangible Low-Taxed Income (GILTI)	(4)	(3)	(7)
Base Erosion Anti-Abuse Tax (BEAT)	(22)	(83)	(3)
Other items, net	(2)	(6)	(5)
Provision for income taxes	$(536)	$(249)	$(197)

The current year effective tax rate includes a $250 million estimated tax expense related to the income receipt of the termination payment. Included within the current period reconciliation under Net adjustments on acquisition costs is a benefit of $15 million arising from a change in the presumption for costs considered non-deductible in the prior period which are now considered deductible following the termination of the proposed combination with Aon. Also included in the current period reconciliation is tax expense of $40 million related to the remeasurement of deferred tax assets and liabilities associated with an increase in the U.K. tax rate from 19% to 25% and a benefit of $68 million from the tax-exempt gain on the sale of Miller. Included in the BEAT expense for 2020 is a $29 million true-up related to the 2019 tax year as a result of certain elections of the CARES Act. The BEAT effectively applies a 10 percent minimum tax if modified taxable income, as adjusted for base erosion payments, is greater than the regular tax liability for a year.

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

Deferred income tax assets and liabilities included in the consolidated balance sheets at December 31, 2021 and 2020 are comprised of the following:

	December 31,
	2021	2020
Deferred tax assets:
Accrued expenses not currently deductible	$142	$212
Net operating losses	71	92
Capital loss carryforwards	1	40
Accrued retirement benefits	189	334
Operating lease liabilities	153	165
Deferred compensation	92	90
Stock options	22	25
Financial derivative transactions	1	1
Gross deferred tax assets	671	959
Less: valuation allowance	(42)	(84)
Net deferred tax assets	$629	$875
Deferred tax liabilities:
Cost of intangible assets, net of related amortization	$735	$788
Operating lease right-of-use assets	142	159
Cost of tangible assets, net of related depreciation	95	78
Prepaid retirement benefits	228	152
Financial derivative transactions	—	1
Accrued revenue not currently taxable	195	163
Deferred tax liabilities	$1,395	$1,341
Net deferred tax liabilities	$766	$466

The net deferred income tax assets are included in other non-current assets and the net deferred tax liabilities are included in deferred tax liabilities in our consolidated balance sheets. The change to net deferred income tax in the current year includes $130 million recognized as part of deferred tax expense within discontinued operations.

	December 31,
	2021	2020
Balance sheet classifications:
Other non-current assets	$79	$95
Deferred tax liabilities	845	561
Net deferred tax liability	$766	$466

At December 31, 2021, we had U.S. federal and non-U.S. net operating loss carryforwards amounting to $139 million of which $93 million can be indefinitely carried forward under local statutes. The remaining $46 million of net operating loss carryforwards will expire, if unused, in varying amounts from 2022 through 2041. In addition, we had U.S. state net operating loss carryforwards of $711 million, of which $64 million can be indefinitely carried forward, while the remaining $647 million will expire in varying amounts from 2022 to 2041.

Management believes, based on the evaluation of positive and negative evidence, including the future reversal of existing taxable temporary differences, it is more likely than not that the Company will realize the benefits of net deferred tax assets of $629 million, net of the valuation allowance. During 2021, the Company decreased its valuation allowance by $42 million, primarily related to the disposal of underlying positions which were part of the divestment of Miller. In addition, part of the decrease reflected the utilization of the U.K. capital loss carryforward, the benefit of which was recorded in discontinuing operations. During 2020, the Company increased its valuation allowance by $8 million, primarily related to non-U.S. deferred tax assets. During 2019, the Company decreased its valuation allowance by $5 million primarily related to non-U.S. deferred tax assets now considered realizable. The U.S. restructuring provided a source of positive evidence and enabled the Company to release its valuation allowance on certain state deferred tax assets now considered realizable. In addition, the Company reassessed certain state net operating losses and determined that certain losses and the related valuation allowance would never be realized.

At December 31, 2021 and 2020, the Company had valuation allowances of $42 million and $84 million, respectively, to reduce its deferred tax assets to their estimated realizable values. The valuation allowance at December 31, 2021 primarily relates to deferred tax U.S. state and non-U.S. net operating losses of $28 million and $15 million, respectively.

An analysis of our valuation allowance is shown below.

	Years ended December 31,
	2021	2020	2019
Balance at beginning of year	$84	$76	$81
Additions charged to costs and expenses	3	17	7
Deductions	(45)	(9)	(12)
Balance at end of year	$42	$84	$76

The movement in the current year differs from the 2021 rate reconciliation above because part of the benefit was recognized in discontinued operations. The change in 2019 differs from the 2019 rate reconciliation due to changes in foreign currency translation.

The Company recognizes deferred tax balances related to the undistributed earnings of subsidiaries when the Company expects that it will recover those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of the investments.

The Company recognizes deferred tax balances related to the undistributed earnings of subsidiaries when the Company expects that it will recover those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of the investments. At December 31, 2021 the Company has $14.2 billion of undistributed earnings in subsidiaries where no deferred tax has been recognized. Of this amount $7.7 billion relates to earnings which have been reinvested indefinitely and $6.5 billion relates to earnings identified as being recoverable in an untaxable manner. It is not practicable to calculate the tax cost of repatriating the unremitted earnings which have been reinvested indefinitely. If future events, including material changes in estimates of cash, working capital, long-term investment requirements necessitate that these earnings be distributed, an additional provision for income and foreign withholding taxes, net of credits, may be necessary.

Uncertain tax positions

At December 31, 2021, the amount of unrecognized tax benefits associated with uncertain tax positions, determined in accordance with ASC 740-10, excluding interest and penalties, was $43 million. A reconciliation of the beginning and ending balances of the liability for unrecognized tax benefits is as follows:

	2021	2020	2019
Balance at beginning of year	$50	$49	$49
Increases related to acquisitions	—	4	—
Increases related to tax positions in prior years	—	1	2
Decreases related to tax positions in prior years	—	—	(1)
Decreases related to settlements	—	(3)	—
Decreases related to lapse in statute of limitations	(6)	(2)	(1)
Cumulative translation adjustment and other adjustments	(1)	1	—
Balance at end of year	$43	$50	$49

The liability for unrecognized tax benefits for each of the years ended December 31, 2021, 2020 and 2019 can be reduced by $3 million of offsetting deferred tax benefits associated with timing differences, foreign tax credits and the federal tax benefit of state income taxes. If these offsetting deferred tax benefits were recognized, there would be a favorable impact on our effective tax rate. There are no material balances that would result in adjustments to other tax accounts.

Interest and penalties related to unrecognized tax benefits are included as a component of income tax expense. At December 31, 2021 and 2020, we had cumulative accrued interest of $5 million. Accrued penalties were immaterial in 2021 and 2020.

Tax expense allocated to continuing operations for both the years ended December 31, 2021 and 2020 includes $1 million of interest expense.

The Company believes that the outcomes which are reasonably possible within the next 12 months may result in a reduction in the liability for unrecognized tax benefits in the range of $7 million to $9 million, excluding interest and penalties.

The Company and its subsidiaries file income tax returns in various tax jurisdictions in which it operates.

Willis North America Inc. and subsidiaries’ federal income tax filings for the tax years ended December 31, 2017 and December 31, 2018 are currently under examination by the Internal Revenue Service (‘IRS’). As of December 31, 2021, the IRS has not advised the Company of any adjustments to income tax as reported.

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

All U.K. tax returns have been filed timely and are in the normal process of being reviewed by Her Majesty’s Revenue & Customs. The Company is not currently subject to any material examinations in other jurisdictions. A summary of the tax years that remain open to tax examination in our major tax jurisdictions are as follows:

Open Tax Years (fiscal year ending in)
U.S. — federal	2017 and forward
U.S. — various states	2015 and forward
U.K.	2010 and forward
Ireland	2017 and forward
France	2016 and forward
Germany	2008 and forward
Canada - federal	2014 and forward

Note 8 — Fixed Assets

All periods presented have been recast to exclude the assets of Willis Re, which have been reclassified as assets held for sale (see Note 3 – Acquisitions and Divestitures).

The following table reflects changes in the net carrying amount of the components of fixed assets for the years ended December 31, 2021 and 2020:

	Furniture, equipment and software	Leasehold improvements	Land and buildings	Total
Cost: at January 1, 2020	$1,297	$549	$90	$1,936
Additions	238	31	—	269
Acquisitions	1	—	—	1
Disposals	(65)	(12)	(1)	(78)
Abandonment of long-lived asset (i)	(35)	—	—	(35)
Foreign exchange	31	9	1	41
Cost: at December 31, 2020	1,467	577	90	2,134
Additions	176	18	—	194
Disposals (ii)	(145)	(61)	(2)	(208)
Foreign exchange	(21)	(7)	—	(28)
Cost: at December 31, 2021	$1,477	$527	$88	$2,092

Depreciation: at January 1, 2020	$(590)	$(244)	$(57)	$(891)
Depreciation expense (i)	(213)	(55)	(4)	(272)
Disposals	56	10	—	66
Foreign exchange	(17)	(6)	(1)	(24)
Depreciation: at December 31, 2020	(764)	(295)	(62)	(1,121)
Depreciation expense	(227)	(51)	(3)	(281)
Disposals	103	41	2	146
Foreign exchange	11	4	—	15
Depreciation: at December 31, 2021	$(877)	$(301)	$(63)	$(1,241)

Net book value:
At December 31, 2020	$703	$282	$28	$1,013

At December 31, 2021	$600	$226	$25	$851

(i)
Depreciation expense on the consolidated statement of comprehensive income for the year ended December 31, 2020 includes both the depreciation expense presented here as well as the abandonment of an internally-developed software asset of $35 million prior to being placed in service.
(ii)
Includes $5 million of furniture, equipment and software costs and $4 million of leasehold improvements costs which have been written off as part of technology modernization and real estate rationalization, respectively, under the Transformation program (see Note 6 – Restructuring Costs).

Included within land and buildings are the following assets held under finance leases:

	December 31,
	2021	2020
Finance leases	$26	$28
Accumulated depreciation	(20)	(20)
	$6	$8

Note 9 — Goodwill and Other Intangible Assets

All periods presented have been recast to exclude the goodwill and intangible assets of Willis Re, which were included within our IRR segment and which have been reclassified as assets held for sale (see Note 3 – Acquisitions and Divestitures).

Goodwill

The components of goodwill are outlined below for the years ended December 31, 2021 and 2020.

	HCB	CRB	IRR	BDA	Total
Balance at December 31, 2019
Goodwill, gross	$4,298	$2,309	$986	$3,284	$10,877
Accumulated impairment losses	(130)	(362)	—	—	(492)
Goodwill, net - December 31, 2019	4,168	1,947	986	3,284	10,385
Goodwill acquired	15	30	2	3	50
Goodwill disposals	(12)	(1)	(117)	—	(130)
Acquisition accounting adjustment	—	—	—	(9)	(9)
Foreign exchange	45	40	11	—	96
Balance at December 31, 2020
Goodwill, gross	4,346	2,378	882	3,278	10,884
Accumulated impairment losses	(130)	(362)	—	—	(492)
Goodwill, net - December 31, 2020	4,216	2,016	882	3,278	10,392
Goodwill acquired	—	8	—	43	51
Goodwill disposals	—	(7)	(193)	—	(200)
Foreign exchange	(35)	(27)	2	—	(60)
Balance at December 31, 2021
Goodwill, gross	4,311	2,352	691	3,321	10,675
Accumulated impairment losses	(130)	(362)	—	—	(492)
Goodwill, net - December 31, 2021	$4,181	$1,990	$691	$3,321	$10,183

Other Intangible Assets

The following table reflects changes in the net carrying amounts of the components of finite-lived intangible assets for the year ended December 31, 2021 and 2020:

	Client relationships	Software	Trademark and trade name	Other	Total
Balance at December 31, 2019:
Intangible assets, gross	$3,976	$753	$1,051	$134	$5,914
Accumulated amortization	(1,728)	(551)	(176)	(31)	(2,486)
Intangible assets, net - December 31, 2019	2,248	202	875	103	3,428
Intangible assets acquired	30	—	—	27	57
Intangible asset disposals	(19)	—	—	(48)	(67)
Amortization	(301)	(103)	(43)	(14)	(461)
Foreign exchange	26	3	2	1	32
Balance at December 31, 2020:
Intangible assets, gross	4,012	761	1,054	103	5,930
Accumulated amortization	(2,028)	(659)	(220)	(34)	(2,941)
Intangible assets, net - December 31, 2020	1,984	102	834	69	2,989
Intangible assets acquired	14	—	—	—	14
Intangible asset disposals	(47)	—	(8)	—	(55)
Amortization	(250)	(61)	(43)	(15)	(369)
Foreign exchange	(25)	—	(1)	2	(24)
Balance at December 31, 2021:
Intangible assets, gross	3,794	742	1,039	102	5,677
Accumulated amortization	(2,118)	(701)	(257)	(46)	(3,122)
Intangible assets, net - December 31, 2021	$1,676	$41	$782	$56	$2,555

The weighted-average remaining life of amortizable intangible assets and liabilities at December 31, 2021 was 13.0 years.

The table below reflects the future estimated amortization expense for amortizable intangible assets for the next five years and thereafter:

Years ended December 31,	Amortization
2022	$313
2023	257
2024	224
2025	204
2026	198
Thereafter	1,359
Total	$2,555

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

These derivatives were designated as hedging instruments and at December 31, 2021 and December 31, 2020 had total notional amounts of $155 million and $340 million, respectively, and had net asset fair values of $3 million and $5 million, respectively. At December 31, 2020, we had derivatives designated as hedging instruments with notional values of $15 million and $27 million, related to our Willis Re and Miller businesses, respectively, that were closed prior to their contract expirations as part of and prior to our disposal of these businesses (see Note 3 – Acquisitions and Divestitures).

At December 31, 2021, the Company estimates, based on current exchange rates, there will be $2 million of net derivative gains on forward exchange rates reclassified from accumulated other comprehensive loss into earnings within the next twelve months as the forecast transactions affect earnings. At December 31, 2021, our longest outstanding maturity was 1.7 years.

The effects of the material derivative instruments that are designated as hedging instruments on the consolidated statements of comprehensive income for the years ended December 31, 2021, 2020 and 2019 are below. Amounts pertaining to the ineffective portion of hedging instruments and those excluded from effectiveness testing were immaterial for the years ended December 31, 2021, 2020 and 2019.

	Gain/(loss) recognized in OCL (effective element)
	2021	2020	2019
Foreign exchange contracts	$5	$(13)	$15

Location of (loss)/gain reclassified from Accumulated OCL into income (effective element)	(Loss)/gain reclassified from Accumulated OCL into income (effective element)
	2021	2020	2019
Revenue	$(3)	$(5)	$(7)
Salaries and benefits	6	(3)	1
Discontinued operations	3	(1)	(3)
	$6	$(9)	$(9)

We also enter into foreign currency transactions, primarily to hedge certain intercompany loans and other balance sheet exposures in currencies other than the functional currency of a given entity. These derivatives are not generally designated as hedging instruments, and at December 31, 2021 and December 31, 2020, we had notional amounts of $2.9 billion and $1.5 billion, respectively, and had net asset fair values of $15 million at both balance sheet dates presented.

The effects of derivatives that have not been designated as hedging instruments on the consolidated statements of comprehensive income for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Location of (loss)/gain	(Loss)/gain recognized in income
Derivatives not designated as hedging instruments:	recognized in income	2021	2020	2019
Foreign exchange contracts	Other income, net	$—	$(3)	$18

Note 11 — Debt

Current debt consists of the following:

	December 31,
	2021	2020
5.750% senior notes due 2021	$—	$500
3.500% senior notes due 2021	—	449
2.125% senior notes due 2022 (i)	613	—
Current portion of collateralized facility	—	22
	$613	$971

Long-term debt consists of the following:

	December 31,
	2021	2020
Revolving $1.5 billion credit facility	$—	$—
Revolving $1.25 billion credit facility	—	—
Collateralized facility (ii)	—	33
2.125% senior notes due 2022 (i)	—	659
4.625% senior notes due 2023	249	249
3.600% senior notes due 2024	648	647
4.400% senior notes due 2026	546	546
4.500% senior notes due 2028	597	596
2.950% senior notes due 2029	726	726
6.125% senior notes due 2043	271	271
5.050% senior notes due 2048	395	395
3.875% senior notes due 2049	542	542
	$3,974	$4,664

(i)
Notes issued in Euro (€540 million).
(ii)
At December 31, 2020, the Company had $98 million of renewal commissions receivables pledged as collateral for this facility (see below for additional information).

Guarantees

The following table presents a summary of the entities that issued each note or entered into the revolving credit facility and those wholly-owned and consolidated subsidiaries of the Company that guarantee each respective note and the revolving credit facility on a joint and several basis as of December 31, 2021.

Entity	Revolving credit facility 2.125% due 2022 4.625% due 2023 4.400% due 2026 6.125% due 2043	3.600% due 2024 4.500% due 2028 2.950% due 2029 5.050% due 2048 3.875% due 2049
Willis Towers Watson plc	Guarantor	Guarantor
Trinity Acquisition plc	Issuer	Guarantor
Willis North America Inc.	Guarantor	Issuer
Willis Netherlands Holdings B.V.	Guarantor	Guarantor
Willis Investment UK Holdings Limited	Guarantor	Guarantor
TA I Limited	Guarantor	Guarantor
Willis Group Limited	Guarantor	Guarantor
Willis Towers Watson Sub Holdings Unlimited Company	Guarantor	Guarantor
Willis Towers Watson UK Holdings Limited	Guarantor	Guarantor

Revolving Credit Facility

$1.5 billion revolving credit facility

On October 6, 2021, Trinity Acquisition plc entered into a second amended and restated revolving credit facility (the ‘new RCF’) for $1.5 billion that will mature on October 6, 2026. This new RCF replaced the previous $1.25 billion revolving credit facility which was due to expire in March of 2022 (see below for additional information).

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

The new RCF also carries a commitment fee, applicable to the unused portion, of 0.09% to 0.25%, which is also based on the Company’s senior unsecured long-term debt rating.

$1.25 billion revolving credit facility

Amounts outstanding under the previous $1.25 billion revolving credit facility bore interest at LIBOR plus a margin of 1.00% to 1.75%, or alternatively, the base rate plus a margin of 0.00% to 0.75%, based upon the Company’s guaranteed senior unsecured long-term debt rating.

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

3.500% senior notes due 2021 (repaid in August 2021) and 4.400% senior notes due 2026

On March 22, 2016, Trinity Acquisition plc issued $450 million of 3.500% senior notes due 2021 (‘2021 senior notes’) and $550 million of 4.400% senior notes due 2026 (‘2026 senior notes’). The effective interest rate of the 2021 senior notes was 3.707% and the effective interest rate on the 2026 senior notes is 4.572%, which includes the impact of the discount upon issuance. The 2021 senior notes were to mature on September 15, 2021; the 2026 senior notes will mature on March 15, 2026. Interest on the 2026 senior notes has accrued from March 22, 2016 and will be paid in cash on March 15 and September 15 of each year. The net proceeds from these offerings, after deducting underwriter discounts and commissions and estimated offering expenses, were $988 million. We used the net proceeds of these offerings to: (i) repay $300 million principal under the prior $800 million revolving credit facility and related accrued interest, which was drawn to repay our previously-issued 4.125% senior notes on March 15, 2016; (ii) repay $400 million principal on another portion of the previous 1-year term loan facility and related accrued interest; and (iii) pay down a portion of the remaining principal amount outstanding under the previous revolving credit facility and related accrued interest. In August 2021, the Company called the 2021 senior notes due to mature in September 2021 and repaid the principal and interest at that time using cash on-hand.

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

Collateralized Facility (repaid in November 2021)

As part of the acquisition of TRANZACT, the Company assumed debt of $91 million related to borrowings by TRANZACT whereby certain renewal commissions receivables were pledged as collateral. The Company was required to remit cash received from these pledged renewal commissions receivables on a quarterly basis to the lenders until the borrowings and related interest were repaid, after the payment of certain fees and other permitted distributions. No additional borrowings were made against this collateralized facility since the acquisition. Per the terms of the collateralized facility and specific approvals having been obtained, in November 2021 the Company repaid in full $32 million of principal and interest outstanding using cash on-hand, and the facility was subsequently closed. As a result, the renewal commissions receivables are no longer collateralizing the facility, thus cash received for these receivables is no longer classified as restricted cash on our consolidated balance sheet at December 31, 2021.

Additional Information Regarding Fully Repaid Senior Notes and Term Loan Commitment

5.750% senior notes due 2021

In March 2011, the Company issued $500 million of 5.750% senior notes due 2021. The effective interest rate of these senior notes was 5.871%, which included the impact of the discount upon issuance. The proceeds were used to repurchase and redeem other previously-issued senior notes. In March 2021, the senior notes matured, and the Company repaid the principal and interest using cash on-hand.

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

Covenants

The terms of our current financings also include certain limitations. For example, the agreements relating to the debt arrangements and credit facilities generally contain numerous operating and financial covenants, including requirements to maintain minimum ratios of consolidated EBITDA to consolidated cash interest expense and maximum levels of consolidated funded indebtedness in relation to consolidated EBITDA, in each case subject to certain adjustments. The operating restrictions and financial covenants in our current credit facilities do, and any future financing agreements may, limit our ability to finance future operations or capital needs or to engage in other business activities. At December 31, 2021 and 2020, we were in compliance with all financial covenants.

Debt Maturity

The following table summarizes the maturity of our debt and interest on senior notes and excludes any reduction for debt issuance costs:

	2022	2023	2024	2025	2026	Thereafter	Total
Senior notes	$614	$250	$650	$—	$550	$2,550	$4,614
Interest on senior notes	171	162	140	131	112	1,306	2,022
Revolving $1.5 billion credit facility	—	—	—	—	—	—	—
Total	$785	$412	$790	$131	$662	$3,856	$6,636

Interest Expense

The following table shows an analysis of the interest expense for the years ended December 31, 2021, 2020 and 2019:

	Years ended December 31,
	2021	2020	2019
Senior notes	$200	$227	$206
Term loans	—	6	9
Revolving credit facility	3	4	8
Collateralized facility	2	3	1
Other (i)	6	4	10
Total interest expense	$211	$244	$234

(i)
Other primarily includes amortization of debt issuance costs, interest expense on finance leases and accretion on deferred and contingent consideration.

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

The following tables present our assets and liabilities measured at fair value on a recurring basis at December 31, 2021 and December 31, 2020:

		Fair Value Measurements on a Recurring Basis at December 31, 2021
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds / exchange traded funds	Prepaid and other current assets and other non-current assets	$9	$—	$—	$9
	Fiduciary assets	152	—	—	152
Certificates of deposit/term deposits	Prepaid and other current assets	200	—	—	200
Derivatives:
Derivative financial instruments (i)	Prepaid and other current assets and other non-current assets	$—	$18	$—	$18
Liabilities:
Contingent consideration:
Contingent consideration (ii)	Other current liabilities and other non-current liabilities	$—	$—	$51	$51
Derivatives:
Derivative financial instruments (i)	Other current liabilities and other non-current liabilities	$—	$—	$—	$—

		Fair Value Measurements on a Recurring Basis at December 31, 2020
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds / exchange traded funds	Prepaid and other current assets and other non-current assets	$8	$—	$—	$8
	Fiduciary assets	104	—	—	104
Derivatives:
Derivative financial instruments (i)	Prepaid and other current assets and other non-current assets	$—	$27	$—	$27
Liabilities:
Contingent consideration:
Contingent consideration (ii)	Other current liabilities and other non-current liabilities	$—	$—	$45	$45
Derivatives:
Derivative financial instruments (i)	Other current liabilities and other non-current liabilities	$—	$7	$—	$7

(i)
See Note 10 — Derivative Financial Instruments for further information on our derivative instruments.
(ii)
Probability weightings are based on our knowledge of the past and planned performance of the acquired entity to which the contingent consideration applies. The fair value weighted-average discount rates used in our material contingent consideration calculations were 11.92% and 9.46% at December 31, 2021 and December 31, 2020, respectively. The range of these discount rates was 3.53% - 13.50% at December 31, 2021. Using different probability weightings and discount rates could result in an increase or decrease of the contingent consideration payable.

The following table summarizes the change in fair value of the Level 3 liabilities:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	December 31, 2021
Balance at December 31, 2020	$45
Obligations assumed	21
Payments	(19)
Realized and unrealized losses (i)	6
Foreign exchange	(2)
Balance at December 31, 2021	$51

(i)
Realized and unrealized losses are included within Interest expense and Other operating expenses on the consolidated statements of comprehensive income.

There were no significant transfers between Levels 1, 2 or 3 during the years ended December 31, 2021 and 2020.

Fair value information about financial instruments not measured at fair value

The following tables present our assets and liabilities not measured at fair value on a recurring basis at December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Long-term note receivable	$69	$70	$71	$73
Liabilities:
Current debt	$613	$616	$971	$985
Long-term debt	$3,974	$4,453	$4,664	$5,488

The carrying values of our revolving credit facility and collateralized facility (repaid in November 2021) approximate their fair values. The fair values above, which exclude accrued interest, are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instruments. The fair values of our respective senior notes and long-term note receivable are considered Level 2 financial instruments as they are corroborated by observable market data.
Note 13 — Retirement Benefits

Defined Benefit Plans and Post-retirement Welfare Plans

WTW sponsors both qualified and non-qualified defined benefit pension plans and other post-retirement welfare (‘PRW’) plans throughout the world. The majority of our plan assets and obligations are in the U.S. and the U.K. We have also included disclosures related to defined benefit plans in certain other countries, including Canada, France, Germany, Switzerland and Ireland. Together, these disclosed funded and unfunded plans represent 99% of WTW’s pension and PRW obligations and are presented herein.

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

WTW Plan – Substantially all U.S. employees are eligible to participate in this plan. Benefits are provided under a stable value pension plan design. The original stable value design came into effect on January 1, 2012. Plan participants prior to July 1, 2017 earn benefits without having to make employee contributions, and all newly-eligible employees after that date are required to contribute 2% of pay on an after-tax basis to participate in the plan.

United Kingdom

Legacy Willis – This plan covers approximately one-fifth of the Legacy Willis employees in the United Kingdom. The plan is now closed to new entrants.

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

Legacy Miller – This plan is no longer with WTW following the divestiture of its Miller business in March 2021 (see Note 3 — Acquisitions and Divestitures for further information). The plan provided retirement benefits based on members’ salaries at the point at which they ceased to accrue benefits under the scheme.

Other

Canada (WTW) – Participants accrue qualified and non-qualified benefits based on a career-average benefit formula. Additionally, participants can choose to make voluntary contributions to purchase enhancements to their pension.

France (legacy broking business) – The mandatory retirement indemnity plan is a termination benefit which provides lump sum benefits at retirement. There is no vesting before the retirement date, and the benefit formula is determined through the collective bargaining agreement and the labor code. All employees with permanent employment contracts are eligible.

Germany (Legacy Willis and Legacy Towers Watson) – The defined benefit plans are closed to new entrants and include certain legacy employee populations hired before 2011. These benefits are primarily account-based, with some long-service participants continuing to accrue benefits according to grandfathered final-average-pay formulas.

Ireland (Legacy Willis) – Benefit accruals ceased effective from December 31, 2019; however accrued benefits for active employees are indexed to salary increases (to a maximum annual salary of €150,000) until the member leaves the Company. A future service retirement provision is being provided on a defined contribution basis.

Ireland (Legacy Towers Watson) – Benefit accruals ceased effective from May 1, 2015; however accrued benefits for active employees are indexed to salary increases (to a maximum annual salary of €160,000) until the member leaves the Company. A future service retirement provision is being provided on a defined contribution basis.

Switzerland (WTW) – The defined benefit plans require all employees with local employment contracts to participate. The Company provides benefits in excess of the mandatory minimum required under Swiss occupational pension law. Participants continue to accrue benefits until retirement or upon leaving the Company.

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

Amounts Recognized in our Consolidated Financial Statements

The following schedules provide information concerning the defined benefit pension plans and PRW plan as of and for the years ended December 31, 2021 and 2020:

	2021				2020
	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW
Change in Benefit Obligation
Benefit obligation, beginning of year	$5,291	$4,843	$955	$91	$4,768	$4,259	$842	$90
Service cost	79	17	24	1	72	15	21	1
Interest cost	94	56	12	2	131	73	15	2
Employee contributions	16	—	—	3	15	—	—	3
Actuarial (gains)/losses	(170)	(109)	(54)	(2)	509	494	65	5
Settlements	(6)	(9)	(6)	—	(10)	(27)	(4)	—
Curtailments	—	11	—	—	—	—	—	—
Benefits paid	(209)	(145)	(40)	(11)	(194)	(146)	(32)	(10)
Plan amendments	—	—	12	—	—	9	—	—
Plan (disposal)/addition	—	(257)	46	—	—	—	(1)	—
Other	1	—	—	—	—	—	1	—
Foreign currency changes	—	(38)	(27)	—	—	166	48	—
Benefit obligation, end of year	$5,096	$4,369	$922	$84	$5,291	$4,843	$955	$91
Change in Plan Assets
Fair value of plan assets, beginning of year	$4,357	$5,767	$684	$—	$3,873	$5,086	$588	$—
Actual return on plan assets	470	(68)	44	—	602	590	64	—
Employer contributions	82	42	36	8	71	66	35	7
Employee contributions	16	—	—	3	15	—	—	3
Settlements	(6)	(9)	(6)	—	(10)	(27)	(4)	—
Benefits paid	(209)	(145)	(40)	(11)	(194)	(146)	(32)	(10)
Plan (disposal)/addition	—	(275)	37	—	—	—	—	—
Other	—	—	1	—	—	—	1	—
Foreign currency changes	—	(46)	(17)	—	—	198	32	—
Fair value of plan assets, end of year	$4,710	$5,266	$739	$—	$4,357	$5,767	$684	$—
Funded status at end of year	$(386)	$897	$(183)	$(84)	$(934)	$924	$(271)	$(91)
Accumulated Benefit Obligation	$5,096	$4,369	$884	$84	$5,291	$4,841	$918	$91
Components on the Consolidated Balance Sheet
Pension benefits assets	$—	$903	$48	$—	$—	$932	$28	$—
Current liability for pension benefits	$(52)	$—	$(5)	$(6)	$(31)	$(1)	$(5)	$(6)
Non-current liability for pension benefits	$(334)	$(6)	$(226)	$(78)	$(903)	$(7)	$(294)	$(85)
	$(386)	$897	$(183)	$(84)	$(934)	$924	$(271)	$(91)

For the year ended December 31, 2021, bond yields increased, driving an increase in the discount rates and actuarial gains for all plans. The U.K. and Other plans also had favorable effects from foreign exchange, and the Miller disposal further reduced obligations for the U.K. plans.

For the year ended December 31, 2020, bond yields declined, which drove a decrease in the discount rates and resulted in actuarial losses. These losses, coupled with unfavorable foreign exchange effects for the U.K. and Other plans, were the most significant drivers of the increases in benefit obligations for the plans.

Amounts recognized in accumulated other comprehensive loss as of December 31, 2021 and 2020 consist of:

	2021				2020
	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW
Net actuarial loss	$776	$1,356	$103	$21	$1,143	$1,304	$169	$24
Net prior service (gain)/loss	—	(7)	10	(20)	—	(37)	—	(23)
Accumulated other comprehensive loss	$776	$1,349	$113	$1	$1,143	$1,267	$169	$1

The following table presents the projected benefit obligation and fair value of plan assets for our plans that have a projected benefit obligation in excess of plan assets as of December 31, 2021 and 2020:

	2021			2020
	U.S.	U.K.	Other	U.S.	U.K.	Other
Projected benefit obligation at end of year	$5,096	$7	$476	$5,291	$8	$891
Fair value of plan assets at end of year	$4,710	$—	$245	$4,357	$—	$593

The following table presents the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for our plans that have an accumulated benefit obligation in excess of plan assets as of December 31, 2021 and 2020.

	2021			2020
	U.S.	U.K.	Other	U.S.	U.K.	Other
Projected benefit obligation at end of year	$5,096	$7	$458	$5,291	$8	$477
Accumulated benefit obligation at end of year	$5,096	$7	$437	$5,291	$8	$457
Fair value of plan assets at end of year	$4,710	$—	$228	$4,357	$—	$193

The components of the net periodic benefit income and other amounts recognized in other comprehensive (income)/loss for the years ended December 31, 2021, 2020 and 2019 for the defined benefit pension and PRW plans are as follows:

	2021				2020				2019
	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW
Components of net periodic benefit (income)/cost:
Service cost	$79	$17	$24	$1	$72	$15	$21	$1	$65	$14	$20	$1
Interest cost	94	56	12	2	131	73	15	2	157	93	18	3
Expected return on plan assets	(312)	(170)	(37)	—	(291)	(247)	(34)	—	(254)	(246)	(29)	—
Amortization of unrecognized prior service (credit)/cost	—	(17)	1	(4)	—	(17)	—	(4)	—	(16)	—	(4)
Amortization of unrecognized actuarial loss	37	27	6	1	35	23	3	1	19	21	2	1
Settlement	1	2	2	—	2	3	1	—	—	—	1	—
Curtailment gain	—	(1)	—	—	—	—	—	—	—	—	—	—
Other	1	—	—	—	—	—	—	—	—	—	—	—
Net periodic benefit (income)/cost	$(100)	$(86)	$8	$—	$(51)	$(150)	$6	$—	$(13)	$(134)	$12	$1
Other changes in plan assets and benefit obligations recognized in other comprehensive (income)/loss:
Net actuarial (gain)/loss	$(328)	$140	$(61)	$(2)	$198	$151	$35	$5	$232	$157	$32	$5
Amortization of unrecognized actuarial loss	(37)	(27)	(6)	(1)	(35)	(23)	(3)	(1)	(19)	(21)	(2)	(1)
Prior service cost	—	—	12	—	—	9	—	—	—	—	—	—
Amortization of unrecognized prior service credit/(cost)	—	17	(1)	4	—	17	—	4	—	16	—	4
Settlement	(1)	(2)	(2)	—	(2)	(3)	(1)	—	—	—	(1)	—
Curtailment gain	—	1	—	—	—	—	—	—	—	—	—	—
Plan (disposal)/addition	—	(34)	8	—	—	—	—	—	—	—	—	—
Total recognized in other comprehensive (income)/loss	(366)	95	(50)	1	161	151	31	8	213	152	29	8
Total recognized in net periodic benefit (income)/cost and other comprehensive (income)/loss	$(466)	$9	$(42)	$1	$110	$1	$37	$8	$200	$18	$41	$9

Assumptions Used in the Valuations of the Defined Benefit Pension Plans and PRW Plan

The determination of the Company’s obligations and annual expense under the plans is based on a number of assumptions that, given the longevity of the plans, are long-term in focus. A change in one or a combination of these assumptions could have a material impact on our projected benefit obligation. However, certain of these changes, such as changes in the discount rate and actuarial assumptions, are not recognized immediately in net income, but are instead recorded in other comprehensive income. The accumulated gains and losses not yet recognized in net income are amortized into net income as a component of the net periodic benefit cost/(income) generally based on the average working life expectancy or remaining life expectancy, where appropriate, of each of the plan’s active participants to the extent that the net gains or losses as of the beginning of the year exceed 10% of the greater of the market-related value of plan assets or the projected benefit obligation. The average remaining service period of participants for the PRW plan is approximately 8.8 years.

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

The following assumptions were used in the valuations of WTW’s defined benefit pension plans and PRW plan. The assumptions presented for the U.S. plans represent the weighted-average of rates for all U.S. plans. The assumptions presented for the U.K. plans represent the weighted-average of rates for the U.K. plans. The assumptions presented for the Other plans represent the weighted-average of rates for the Canada, France, Germany, Switzerland and Ireland plans.

The assumptions used to determine net periodic benefit cost for the fiscal years ended December 31, 2021, 2020 and 2019 were as follows:

	Years ended December 31,
	2021				2020				2019
	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW
Discount rate - PBO	2.5%	1.5%	1.7%	2.4%	3.3%	2.0%	2.1%	3.2%	4.2%	2.8%	2.8%	4.2%
Discount rate - service cost	2.7%	1.6%	2.3%	2.5%	3.4%	2.1%	2.5%	3.3%	4.3%	2.9%	3.0%	4.2%
Discount rate - interest cost on service cost	2.0%	1.4%	2.0%	1.8%	2.8%	1.9%	2.4%	2.8%	3.8%	2.8%	2.9%	3.9%
Discount rate - interest cost on PBO	1.8%	1.2%	1.3%	1.7%	2.8%	1.8%	1.9%	2.8%	3.9%	2.6%	2.5%	3.9%
Expected long-term rate of return on assets	7.2%	3.1%	5.4%	N/A	7.7%	5.0%	5.9%	N/A	7.6%	5.6%	6.0%	2.0%
Rate of increase in compensation levels	4.3%	3.0%	2.3%	N/A	4.3%	3.0%	2.3%	N/A	4.3%	3.0%	2.3%	N/A
Healthcare cost trend
Initial rate				6.3%				6.5%				6.0%
Ultimate rate				5.0%				5.0%				5.0%
Year reaching ultimate rate				2027				2027				2022

The following tables present the assumptions used in the valuation to determine the projected benefit obligation for the fiscal years ended December 31, 2021 and 2020:

	December 31, 2021				December 31, 2020
	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW
Discount rate	2.8%	1.9%	2.0%	2.8%	2.5%	1.5%	1.7%	2.4%
Rate of increase in compensation levels	4.3%	3.4%	2.3%	N/A	4.3%	3.0%	2.3%	N/A

The expected return on plan assets was determined on the basis of the weighted-average of the expected future returns of the various asset classes, using the target allocations shown below. The Company’s pension plan asset target allocations as of December 31, 2021 were as follows:

	U.S.		U.K.		Switzerland	Canada	Germany	Ireland
Asset Category	WTW	Willis	Willis	Towers Watson	WTW	WTW	Towers Watson	Willis	Towers Watson
Equity securities	23%	30%	—%	1%	49%	40%	40%	31%	42%
Debt securities	33%	33%	27%	25%	18%	50%	50%	27%	29%
Real estate	6%	11%	—%	1%	28%	5%	—%	4%	—%
Other	38%	26%	73%	73%	5%	5%	10%	38%	29%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

The Willis plan in Germany is invested in insurance contracts. Consequently, the asset allocations of the plans are managed by the respective insurer. The French plan is unfunded.

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
•
Level 2: refers to fair values estimated using observable market-based inputs or unobservable inputs that are corroborated by market data; and
•
Level 3: includes fair values estimated using unobservable inputs that are not corroborated by market data.

The fair values of our U.S. plan assets by asset category at December 31, 2021 and 2020 are as follows:

	December 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset category:
Cash	$5	$—	$—	$5	$3	$—	$—	$3
Short-term securities	—	65	—	65	—	106	—	106
Pooled / commingled funds	—	—	—	2,788	—	—	—	2,599
Private equity	—	—	—	537	—	—	—	415
Hedge funds	—	—	—	1,315	—	—	—	1,234
Total assets	$5	$65	$—	$4,710	$3	$106	$—	$4,357

The fair values of our U.K. plan assets by asset category at December 31, 2021 and 2020 are as follows:

	December 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset category:
Cash	$389	$—	$—	$389	$366	$—	$—	$366
Government bonds	2,610	—	—	2,610	2,684	—	—	2,684
Corporate bonds	—	504	—	504	—	898	—	898
Other fixed income	—	519	—	519	—	458	—	458
Pooled / commingled funds	—	—	—	1,537	—	—	—	1,237
Mutual funds	—	—	—	12	—	—	—	59
Private equity	—	—	—	25	—	—	—	31
Derivatives	—	226	—	226	—	376	—	376
Real estate	—	—	—	152	—	—	—	159
Insurance contracts	—	—	69	69	—	—	71	71
Total assets	$2,999	$1,249	$69	$6,043	$3,050	$1,732	$71	$6,339

Liability category:
Repurchase agreements	—	777	—	777	—	572	—	572
Net assets	$2,999	$472	$69	$5,266	$3,050	$1,160	$71	$5,767

The fair values of our Other plan assets by asset category at December 31, 2021 and 2020 are as follows:

	December 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset category:
Cash	$4	$—	$—	$4	$2	$—	$—	$2
Pooled / commingled funds	—	—	—	648	—	—	—	635
Hedge funds	—	—	—	43	—	—	—	39
Insurance contracts	—	—	7	7	—	—	8	8
Investment in multiple- employer pension plan	—	—	37	37	—	—	—	—
Total assets	$4	$—	$44	$739	$2	$—	$8	$684

We evaluate the need to transfer between levels based upon the nature of the financial instrument and size of the transfer relative to the total net assets of the plans. There were no significant transfers between Levels 1, 2 or 3 in the fiscal years ended December 31, 2021 and 2020.

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

Investment in multiple-employer pension plan: The Company sponsors a pension plan for its Swiss employees in which assets of the plan are invested in a collective fund with multiple employers through a Swiss insurance company. WTW does not have rights to, nor does it have investment authority over, the individual assets of the plan. The fair value of the plan assets is estimated based on information provided by the collective fund.

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

The following table sets forth a summary of changes in the fair value of the plans’ Level 3 assets for the fiscal year ended December 31, 2021:

Level 3 Roll Forward
Beginning balance at December 31, 2020	$79
Purchases	37
Unrealized loss	(2)
Foreign exchange	(1)
Ending balance at December 31, 2021	$113

Contributions and Benefit Payments

Funding is based on actuarially-determined contributions and is limited to amounts that are currently deductible for tax purposes. Since funding calculations are based on different measurements than those used for accounting purposes, pension contributions are not equal to net periodic pension costs.

The following table sets forth our projected pension contributions to our qualified plans for fiscal year 2022, as well as the pension contributions to our qualified plans in fiscal years 2021 and 2020:

	2022 (Projected)	2021 (Actual)	2020 (Actual)
U.S.	$60	$60	$40
U.K.	$40	$41	$65
Other	$25	$25	$24

Expected benefit payments from our defined benefit pension plans to current plan participants, including the effects of their expected future service, as appropriate, are as follows:

	Benefit Payments
Fiscal Year	U.S.	U.K.	Other	PRW	Total
2022	$284	$133	$40	$10	$467
2023	267	126	30	10	433
2024	276	133	32	10	451
2025	281	135	33	11	460
2026	288	145	35	11	479
Years 2027 – 2031	1,454	783	199	56	2,492
	$2,850	$1,455	$369	$108	$4,782

Defined Contribution Plans

We have defined contribution plans covering eligible employees in many countries. The most significant plans are in the U.S. and U.K. and are described here.

We have a U.S. defined contribution plan covering all eligible employees of WTW. The plan allows participants to make pre-tax and Roth after-tax contributions, and the Company provides a 100% match on the first 1% of employee contributions and a 50% match on the next 5% of employee contributions. Employees vest in the Company match upon 2 years of service. All investment assets of the plan are held in a trust account administered by independent trustees.

Our Legacy Towers Watson U.K. and Legacy Willis U.K. pension plans provide for a defined contribution component as part of a master trust. We make contributions to the plan, a portion of which represents matching contributions made by the participants up to a maximum rate.

We had defined contribution plan expense for the years ended December 31, 2021, 2020 and 2019 amounting to $155 million, $160 million and $150 million, respectively.
Note 14 — Leases

The following tables present amounts recorded on our consolidated balance sheets at December 31, 2021 and 2020, classified as either operating or finance leases. Operating leases are presented separately on our consolidated balance sheets. For the finance leases, the right-of-use (‘ROU’) assets are included in fixed assets, net, and the liabilities are classified within other current liabilities and other non-current liabilities.

	December 31, 2021			December 31, 2020
	Operating Leases	Finance Leases	Total Leases	Operating Leases	Finance Leases	Total Leases
Right-of-use assets	$720	$6	$726	$901	$8	$909
Current lease liabilities	150	4	154	152	3	155
Long-term lease liabilities	734	15	749	917	19	936

The following tables present amounts recorded on our consolidated statements of comprehensive income for the years ended December 31, 2021, 2020 and 2019:

	Years ended December 31,
	2021	2020	2019
Finance lease cost:
Amortization of right-of-use assets	$1	$2	$2
Interest on lease liabilities	3	3	3
Operating lease cost	192	181	191
Short-term lease cost	1	1	2
Variable lease cost	52	53	51
Sublease income	(20)	(21)	(16)
Total lease cost, net	$229	$219	$233

The total lease cost is recognized in different locations in our consolidated statements of comprehensive income. Amortization of the finance lease ROU assets is included in depreciation, while the interest cost component of these finance leases is included in interest expense. All other costs are included in other operating expenses, with the exception of $19 million that was included in restructuring costs (see Note 6 — Restructuring Costs) that primarily related to the impairment of certain right-of-use assets. There are no significant lease costs that have been included as discontinued operations in the consolidated statements of comprehensive income during the years ended December 31, 2021, 2020 and 2019.

Cash paid for amounts included in the measurement of lease liabilities for the years ended December 31, 2021, 2020 and 2019, as well as its location in the consolidated statements of cash flows, is as follows:

	Years ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Operating leases	$186	$190	$205
Finance leases	3	3	3
Cash flows used in financing activities:
Finance leases	3	3	2
Total lease payments	$192	$196	$210

Non-cash additions to our operating lease ROU assets, net of modifications, were $37 million, $70 million and $124 million during the years ended December 31, 2021, 2020 and 2019, respectively.

Our operating and finance leases have the following weighted-average terms and discount rates as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average term (in years)	7.5	4.1	8.3	5.2
Weighted-average discount rate	3.3%	12.7%	3.4%	12.9%

The maturity of our lease liabilities on an undiscounted basis, including a reconciliation to the total lease liabilities reported on the consolidated balance sheet as of December 31, 2021, is as follows:

	Operating Leases	Finance Leases	Total Leases
2022	$179	$6	$185
2023	151	6	157
2024	135	6	141
2025	122	6	128
2026	104	1	105
Thereafter	314	—	314
Total future lease payments	1,005	25	1,030
Interest	(121)	(6)	(127)
Total lease liabilities	$884	$19	$903

Note 15 — Commitments and Contingencies

Guarantees

Guarantees issued by certain of WTW’s subsidiaries with respect to the senior notes and credit facilities are discussed in Note 11 — Debt.

Certain of WTW’s subsidiaries in the U.S. and the U.K. have given the landlords of some leased properties occupied by the Company guarantees with respect to the repayment of the lease obligations. The operating lease obligations subject to such guarantees amounted to $498 million and $566 million at December 31, 2021 and 2020, respectively. The finance lease obligations subject to such guarantees amounted to $4 million and $5 million at December 31, 2021 and 2020, respectively.

Acquisition liabilities

The Company has deferred and contingent consideration related to acquisitions due to be paid until 2024 totaling $51 million at December 31, 2021. Total deferred and contingent consideration paid during the year ended December 31, 2021 was $19 million.

Other contractual obligations

For certain subsidiaries and associates, the Company has the right to purchase shares (a call option) from co-shareholders at various dates in the future. In addition, the co-shareholders of certain subsidiaries and associates have the right to sell their shares (a put option) to the Company at various dates in the future. Generally, the exercise price of such put options and call options is formula-based (using revenue and earnings) and is designed to reflect fair value. Based on current projections of profitability and exchange rates, and assuming the put options are exercised, the potential amount payable from these put options is not expected to exceed $17 million.

Additionally, the Company has capital commitments with Trident V Parallel Fund, LP, an investment fund managed by Stone Point Capital, and Dowling Capital Partners I, LP. At December 31, 2021, the Company is obligated to make capital contributions of approximately $2 million, collectively, to these funds.

Indemnification Agreements

WTW has various agreements which provide that it may be obligated to indemnify the other party to the agreement with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business and in connection with the purchase and sale of certain businesses, including the disposal of Willis Re. It is not possible to predict the maximum potential amount of future payments that may become due under these indemnification agreements because of the conditional nature of the Company’s obligations and the unique facts of each particular agreement. However, we do not believe that any potential liability that may arise from such indemnity provisions is probable or material.

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

Errors and omissions claims, lawsuits, and other proceedings arising in the ordinary course of business are covered in part by professional indemnity or other appropriate insurance. The terms of this insurance vary by policy year. Regarding self-insured risks, the Company has established provisions which are believed to be adequate in light of current information and legal advice, or, in certain cases, where a range of loss exists, the Company accrues the minimum amount in the range if no amount within the range is a better estimate than any other amount. The Company adjusts such provisions from time to time according to developments. See Note 16 — Supplementary Information for Certain Balance Sheet Accounts for the amounts accrued at December 31, 2021 and 2020 in the consolidated balance sheets.

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

WTW Merger-Related Securities Litigation

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

Note 16 — Supplementary Information for Certain Balance Sheet Accounts

Additional details of specific balance sheet accounts are detailed below. The information at both dates presented excludes the assets and liabilities of Willis Re, which have been reclassified as held for sale as appropriate on the consolidated balance sheets.

Prepaid and other current assets consist of the following:

	December 31, 2021	December 31, 2020
Prepayments and accrued income	$137	$120
Short-term investments	200	—
Deferred contract costs	74	94
Derivatives and investments	35	42
Deferred compensation plan assets	19	14
Retention incentives	4	5
Corporate income and other taxes	82	82
Insurance and other recovery receivables	1	25
Restricted cash	—	7
Acquired renewal commissions receivable	11	16
Other current assets	49	74
Total prepaid and other current assets	$612	$479

Other non-current assets consist of the following:

	December 31, 2021	December 31, 2020
Prepayments and accrued income	$11	$13
Deferred contract costs	115	97
Deferred compensation plan assets	109	103
Deferred tax assets	79	95
Accounts receivable, net	23	35
Acquired renewal commissions receivable	52	84
Long-term note receivable	69	71
Other investments	55	70
Insurance recovery receivables	96	117
Non-current contract assets	532	327
Other non-current assets	61	68
Total other non-current assets	$1,202	$1,080

Deferred revenue and accrued expenses consist of the following:

	December 31, 2021	December 31, 2020
Accounts payable, accrued liabilities and deferred income	$898	$857
Accrued discretionary and incentive compensation	811	800
Litigation settlements	—	210
Accrued vacation	145	156
Other employee-related liabilities	72	75
Total deferred revenue and accrued expenses	$1,926	$2,098

Other current liabilities consist of the following:

	December 31, 2021	December 31, 2020
Dividends payable	$112	$103
Income and other taxes payable	278	97
Interest payable	55	68
Deferred compensation plan liabilities	49	55
Contingent and deferred consideration on acquisitions	24	39
Accrued retirement benefits	65	37
Payroll and other benefits-related liabilities	230	228
Derivatives	—	5
Third-party commissions	101	95
Other current liabilities	101	71
Total other current liabilities	$1,015	$798

Provision for liabilities consists of the following:

	December 31, 2021	December 31, 2020
Claims, lawsuits and other proceedings	$311	$325
Other provisions	64	81
Total provision for liabilities	$375	$406

Other non-current liabilities consist of the following:

	December 31, 2021	December 31, 2020
Deferred compensation plan liability	$109	$103
Contingent and deferred consideration on acquisitions	27	16
Liabilities for uncertain tax positions	43	49
Derivatives	—	2
Finance leases	15	19
Other non-current liabilities	59	101
Total other non-current liabilities	$253	$290

Note 17 — Other Income, Net

Other income, net consists of the following:

	Years ended December 31,
	2021	2020	2019
Gain/(loss) on disposal of operations	$379	$81	$(2)
Net periodic pension and postretirement benefit credits	303	304	234
Interest in earnings of associates and other investments	8	6	21
Foreign exchange gain/(loss)	8	3	(27)
Other	3	2	—
Other income, net	$701	$396	$226

Certain prior period amounts within the tables above have been reclassified to discontinued operations within the consolidated statements of comprehensive income.

Note 18 — Accumulated Other Comprehensive Loss

The components of other comprehensive (loss)/income are as follows:

	December 31, 2021			December 31, 2020			December 31, 2019
	Before tax amount	Tax	Net of tax amount	Before tax amount	Tax	Net of tax amount	Before tax amount	Tax	Net of tax amount
Other comprehensive (loss)/income:
Foreign currency translation	$(87)	$—	$(87)	$139	$—	$139	$78	$—	$78
Defined pension and post-retirement benefits	343	(83)	260	(342)	76	(266)	(412)	83	(329)
Derivative instruments	(1)	3	2	(5)	1	(4)	23	(2)	21
Other comprehensive income/(loss)	255	(80)	175	(208)	77	(131)	(311)	81	(230)
Less: Other comprehensive income attributable to non-controlling interests	(2)	—	(2)	(1)	—	(1)	—	—	—
Other comprehensive income/(loss) attributable to WTW	$253	$(80)	$173	$(209)	$77	$(132)	$(311)	$81	$(230)

Changes in accumulated other comprehensive loss, net of non-controlling interests and net of tax are provided in the following table. This table excludes amounts attributable to non-controlling interests, which are not material for further disclosure.

	Foreign currency translation (i)	Derivative instruments (i)	Defined pension and post- retirement benefit costs (ii)	Total
Balance, January 1, 2019	$(616)	$(8)	$(1,337)	$(1,961)
Other comprehensive income/(loss) before reclassifications	78	12	(343)	(253)
Loss reclassified from accumulated other comprehensive loss (net of income tax benefit of $9)	—	9	14	23
Net other comprehensive income/(loss)	78	21	(329)	(230)
Reclassification of tax effects per ASU 2018-02 (iii)	—	—	(36)	(36)
Balance, December 31, 2019	$(538)	$13	$(1,702)	$(2,227)
Other comprehensive income/(loss) before reclassifications	138	(12)	(298)	(172)
Loss reclassified from accumulated other comprehensive loss (net of income tax benefit of $11)	—	8	32	40
Net other comprehensive income/(loss)	138	(4)	(266)	(132)
Balance, December 31, 2020	$(400)	$9	$(1,968)	$(2,359)
Other comprehensive (loss)/income before reclassifications	(133)	9	191	67
Loss/(gain) reclassified from accumulated other comprehensive loss (net of income tax benefit of $12) (iv)	44	(7)	69	106
Net other comprehensive (loss)/income	(89)	2	260	173
Balance, December 31, 2021	$(489)	$11	$(1,708)	$(2,186)

(i)
Reclassification adjustments from accumulated other comprehensive loss related to derivative instruments are included in Revenue and Salaries and benefits in the accompanying consolidated statements of comprehensive income. See Note 10 — Derivative Financial Instruments for additional details regarding the reclassification adjustments for the derivative settlements.
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
(iv)
Includes reclassifications of $44 million and $31 million of foreign currency translation and defined pension and post-retirement benefit costs, respectively, attributable to the gain on disposal of our Miller business (see Note 3 — Acquisitions and Divestitures). The net gain on disposal is included in Other income, net in the accompanying consolidated statements of comprehensive income.

Note 19 — Share-based Compensation

Amounts related to discontinued operations in the tables and other disclosures below were not material during the years ended December 31, 2021, 2020 and 2019.

Plan Summaries

On December 31, 2021, the Company had a number of open share-based compensation plans, which provide for the granting of time-based and performance-based options, time-based and performance-based restricted stock units, and various other share-based grants to employees. All of the Company’s share-based compensation plans under which any options, restricted stock units (‘RSUs’) or other share-based grants are outstanding as of December 31, 2021 are described below. The compensation cost that has been recognized for these plans for the years ended December 31, 2021, 2020 and 2019 was $101 million, $90 million and $74 million, respectively. Of the $101 million compensation cost for the year ended December 31, 2021, $7 million was recognized as transaction and integration expense. The total income tax benefits recognized in the consolidated statements of comprehensive income for share-based compensation arrangements for the years ended December 31, 2021, 2020, and 2019 were $17 million, $15 million and $11 million, respectively.

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

There were approximately 3 million shares remaining available for grant under this plan as of December 31, 2021. Options are exercisable on a variety of dates, including from the second, third, fourth or fifth anniversary of the grant date. The 2012 Plan shall continue in effect until terminated by the board of directors, except that no incentive stock option may be granted under the 2012 Plan after April 21, 2026 or after its expiration. That termination will not affect the validity of any grants outstanding at that date.

Towers Watson Share Plans

In January 2016, in connection with the Merger, we assumed the Towers Watson & Co. 2009 Long-Term Incentive Plan (‘2009 LTIP’) and converted the outstanding unvested restricted stock units and options into WTW RSUs and options using a conversion ratio stated in the Merger Agreement.

The acquired awards have vested in full, and the Company does not intend to grant future awards under the 2009 LTIP plan.

Options

There were no options granted during the years ended December 31, 2021, 2020 and 2019.

Award Activity

Classification of options as time-based or performance-based is dependent on the original terms of the award. Performance conditions on the options have been met. A summary of option activity under the plans at December 31, 2021, and changes during the year then ended is presented below:

	Options (thousands)	Weighted- Average Exercise Price (i)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Time-based stock options
Balance as of December 31, 2020	85	$114.92
Exercised	(54)	$108.74
Cancelled	(3)	$121.48
Balance as of December 31, 2021	28	$126.18	1.4 years	$3
Options vested or expected to vest at December 31, 2021	28	$126.18	1.4 years	$3
Options exercisable at December 31, 2021	15	$114.25	1.6 years	$2
Performance-based stock options
Balance as of December 31, 2020	284	$110.58
Exercised	(193)	$110.58
Balance as of December 31, 2021	91	$110.58	0.7 years	$12
Options vested or expected to vest at December 31, 2021	91	$110.58	0.7 years	$12
Options exercisable at December 31, 2021	91	$110.58	0.7 years	$12

(i)
Certain options are exercisable in Pounds sterling and are converted to dollars using the exchange rate at December 31, 2021.

The total intrinsic values of time-based options exercised during the years ended December 31, 2021, 2020 and 2019 were $7 million, $17 million and $16 million, respectively. At December 31, 2021, unrecognized compensation cost under time-based plans is not material.

The total intrinsic values of performance-based options exercised during the year ended December 31, 2021 was $23 million; during the year ended December 31, 2020, total intrinsic value was less than $1 million, and was $16 million for the year ended December 31, 2019. At December 31, 2021, there is no unrecognized compensation cost related to the performance-based stock option plans.

Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2021, 2020 and 2019 was $10 million, $16 million and $45 million, respectively. The actual tax benefit recognized for the tax deductions from option exercises of the share-based payment arrangements totaled $8 million, $5 million and $6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Equity-settled RSUs

Valuation Assumptions

The fair value of each time-based RSU is based on the grant date fair value. Because each performance-based RSU contains a market-based performance target, the fair value is estimated on the grant date using a Monte-Carlo simulation that uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s shares. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The assumptions noted in the table below represent the weighted average of each assumption for each grant during the year.

	Years ended December 31,
	2021	2020	2019
Expected volatility	29.1%	24.2%	25.6%
Expected dividend yield	—%	—%	—%
Expected life (years)	2.9	2.9	2.7
Risk-free interest rate	0.3%	0.4%	2.1%

Award Activity

A summary of time-based and performance-based RSU activity under the plans at December 31, 2021, and changes during the year then ended, is presented below:

	Shares (thousands)	Weighted- Average Grant Date Fair Value
Nonvested shares (time-based RSUs)
Balance as of December 31, 2020	11	$190.09
Granted	399	$240.75
Vested	(15)	$204.10
Forfeited	(7)	$238.60
Balance as of December 31, 2021	388	$240.77
Nonvested shares (performance-based RSUs)
Balance as of December 31, 2020	439	$245.49
Granted	277	$302.01
Vested	(133)	$217.98
Forfeited	(115)	$269.70
Balance as of December 31, 2021	468	$280.46

Time-based RSUs totaling 15,030, 12,586 and 21,025 vested during the years ended December 31, 2021, 2020 and 2019, respectively, with average share prices of $250.83, $195.69 and $189.42, respectively. At December 31, 2021 there was $85 million of total unrecognized compensation cost related to the time-based RSU plan; that cost is expected to be recognized over a weighted-average period of 2.7 years.

Performance-based RSUs totaling 132,975, 416,349 and 178,346 vested during the years ended December 31, 2021, 2020 and 2019, respectively, with average share prices of $224.79, $185.30 and $175.01, respectively. At December 31, 2021 there was $52 million of total unrecognized compensation cost related to the performance-based RSU plan; that cost is expected to be recognized over a weighted-average period of 2.0 years.

The actual tax benefit recognized for the tax deductions from RSUs that vested totaled $12 million, $7 million and $7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Phantom RSUs

The Company granted 204,269 units of phantom stock with a market-performance feature during the year ended December 31, 2019 and did not grant phantom stock during 2021 and 2020. These are cash-settled awards with final payout based on the performance of the Company’s stock. The grant date fair value of the awards was $105.97 per share for the 2019 awards. The fair value of each phantom RSU is estimated using a Monte Carlo simulation. The Company’s stock price as of the last day of the period is one of the inputs used in the simulation. Expected volatility is based on the historical volatility of the Company’s shares. The expected term of each plan is three years, based on the vesting terms of the awards. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

Since the awards are cash-settled, they are considered a liability. Expense is recognized over the service period. The liability is remeasured at the end of each reporting period, and changes in fair value are recognized as compensation cost. For the 2019 plan, as of December 31, 2021, the liability recognized is $31 million and the estimated unrecognized compensation cost is $3 million.

Note 20 — Earnings Per Share

Basic and diluted earnings per share from continuing operations attributable to WTW and discontinued operations, net of tax are calculated by dividing net income from continuing operations attributable to WTW and discontinued operations, net of tax, respectively, by the average number of ordinary shares outstanding during each period. The computation of diluted earnings per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue shares were exercised or converted into shares or resulted in the issuance of shares that then shared in the net income of the Company. See Note 19 — Share-based Compensation for a summary of our outstanding options and RSUs.

Basic and diluted earnings per share are as follows:

	Years ended December 31,
	2021	2020	2019
Income from continuing operations	$2,156	$762	$849
Less: income attributable to non-controlling interests	(14)	(24)	(29)
Income from continuing operations attributable to Willis Towers Watson	$2,142	$738	$820

Income from discontinued operations, net of tax	$2,080	$258	$224

Basic weighted-average number of shares outstanding	128	130	130
Dilutive effect of potentially issuable shares	1	—	—
Diluted weighted-average number of shares outstanding	129	130	130

Basic earnings per share from continuing operations attributable to WTW	$16.68	$5.69	$6.32
Dilutive effect of potentially issuable shares	(0.05)	(0.02)	(0.02)
Diluted earnings per share from continuing operations attributable to WTW	$16.63	$5.67	$6.30

Basic earnings per share from discontinued operations, net of tax	$16.20	$1.99	$1.73
Dilutive effect of potentially issuable shares	(0.05)	(0.01)	(0.01)
Diluted earnings per share from discontinued operations, net of tax	$16.15	$1.98	$1.72

There were no anti-dilutive options for the years ended December 31, 2021, 2020 and 2019. For the years ended December 31, 2021, and 2020, 0.3 million and 0.1 million RSUs, respectively, were not included in the computation of the dilutive effect of potentially issuable shares because their effect was anti-dilutive. Anti-dilutive RSUs were immaterial for the year ended December 31, 2019.

Note 21 — Supplemental Disclosures of Cash Flow Information

Supplemental disclosures regarding cash flow information and non-cash investing and financing activities are as follows:

	As of and for the Years Ended December 31,
	2021	2020	2019
Supplemental disclosures of cash flow information:
Cash and cash equivalents	$4,486	$2,039	$887
Fiduciary funds (included in fiduciary assets)	3,203	4,205	3,288
Cash and cash equivalents and fiduciary funds (included in current assets held for sale)	2	50	—
Other restricted cash (included in prepaids and other current assets)	—	7	8
Total cash, cash equivalents and restricted cash	$7,691	$6,301	$4,183

Increase/(decrease) in cash, cash equivalents and other restricted cash	$2,425	$1,180	$(136)
(Decrease)/increase in fiduciary funds	(908)	812	58
Total	$1,517	$1,992	$(78)

Cash payments for income taxes, net	$570	$310	$299
Cash payments for interest	$212	$229	$210
Cash acquired	$5	$10	$11
Supplemental disclosures of non-cash investing and financing activities:
Fair value of deferred and contingent consideration related to acquisitions	$21	$9	$13

Revision of previously issued financial statements - During the year ended December 31, 2021, to reflect the guidance on restricted cash presentation in FASB ASC 230, Statement of Cash Flows, WTW corrected the classification of its fiduciary funds balances, in the amounts shown in the table above, on our consolidated statements of cash flows, by including these amounts in the total cash, cash equivalents and restricted cash amounts held at each balance sheet date. As a result, cash, cash equivalents and restricted cash balances of $2.1 billion, $895 million and $1.0 billion at December 31, 2020, 2019 and 2018, respectively, have been revised to $6.3 billion, $4.2 billion and $4.3 billion, respectively. Additionally, the effect of exchange rate changes on cash, cash equivalents and restricted cash has been updated to include the effect of exchange rate changes on the fiduciary funds balances.

Prior to this correction, the changes in fiduciary funds were presented in fiduciary assets and liabilities on a gross basis in the cash flows from operating activities, where the amounts fully offset each period. In the current presentation, an additional line item, net (payments)/proceeds from fiduciary funds held for clients, has been included within cash flows from financing activities to represent the change in fiduciary funds balances during the periods. The remaining fiduciary assets and fiduciary liabilities, in equal and offsetting amounts, are no longer presented in the cash flows from operating activities. There was no impact to the total cash flows from operating activities as a result of these changes.

Note 22 — Quarterly Financial Data (Unaudited)

WTW presents the following retrospectively-adjusted quarterly financial data to reflect the reclassification of the results of its Willis Re business as discontinued operations for each quarter of 2021 and 2020:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2021
Revenue	$2,228	$2,091	$1,973	$2,706
Total costs of providing services	2,017	1,921	842	2,016
Income from operations	211	170	1,131	690
Income from continuing operations	546	117	919	574
Income/(loss) from discontinued operations, net of tax	190	69	(12)	1,833
Net income	736	186	907	2,407
Net income attributable to WTW	733	184	903	2,402
Earnings per share
— Basic: income from continuing operations	$4.18	$0.89	$7.10	$4.56
— Diluted: income from continuing operations	$4.17	$0.88	$7.08	$4.54
2020
Revenue	$2,122	$1,927	$1,897	$2,669
Total costs of providing services	1,982	1,853	1,831	2,090
Income from operations	140	74	66	579
Income from continuing operations	130	35	119	478
Income from discontinued operations, net of tax	183	67	3	5
Net income	313	102	122	483
Net income attributable to WTW	305	94	121	476
Earnings per share
— Basic: income from continuing operations	$0.94	$0.21	$0.91	$3.63
— Diluted: income from continuing operations	$0.94	$0.21	$0.91	$3.62

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the chief executive officer (‘CEO’) and chief financial officer (‘CFO’), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2021 in providing reasonable assurance that the information required to be disclosed in our periodic reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including the CEO and the CFO, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting in the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Most of our employees who are involved in our financial reporting processes and controls continue to work remotely following the onset of the COVID-19 pandemic and are expected to do so for the foreseeable future. COVID-19 has not had any specific impact to the design or operating effectiveness of our internal controls over financial reporting.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management has used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (‘COSO’) in the report entitled Internal Control — Integrated Framework (2013) to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this evaluation, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Willis Towers Watson Public Limited Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Willis Towers Watson Public Limited Company and subsidiaries (the ‘Company’) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘COSO’). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (‘PCAOB’), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 24, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Philadelphia, PA

February 24, 2022

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to the executive officers of the Company is provided in Part I, Item 1 Business above under the heading ‘Information about Executive Officers of the Registrant’. All other information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than 120 days after the end of the Company’s fiscal year.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)
The following documents have been included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements of Willis Towers Watson Public Limited Company

Financial Statements:

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2021

Consolidated Balance Sheets at December 31, 2021 and 2020

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2021

Consolidated Statements of Changes in Equity for each of the three years in the period ended December 31, 2021

Notes to the Consolidated Financial Statements

b)
Exhibits:

In reviewing the agreements included or incorporated by reference as exhibits to this Annual Report on Form 10-K, it is important to note that they are included to provide investors with information regarding their terms, and are not intended to provide any other factual or disclosure information about WTW or the other parties to the agreements. The agreements contain representations and warranties made by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement, and: should not be treated as categorical statements of fact, but rather as a way of allocating risk between the parties; have in some cases been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; may apply standards of materiality in a way that is different from what may be material to investors; and were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about WTW may be found elsewhere in this Annual Report on Form 10-K and our other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

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

4.3

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

4.6

Fourth Supplemental Indenture, dated as of May 26, 2016, supplemental to the Indenture, dated as of August 15, 2013 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company on May 26, 2016)

4.7

Fifth Supplemental Indenture, dated as of August 11, 2017, supplemental to the Indenture dated as of August 15, 2013 (incorporated by reference to Exhibit 4.3 to the Form 8-K filed by the Company on August 16, 2017)

4.8

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

4.9	First Supplemental Indenture, dated as of May 16, 2017 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed by the Company on May 16, 2017)
4.10

Second Supplemental Indenture, dated as of August 11, 2017, supplemental to the Indenture dated as of May 16, 2017 (incorporated by reference to Exhibit 4.4 to the Form 8-K filed by the Company on August 16, 2017)

4.11

Third Supplemental Indenture, dated as of September 10, 2018, supplemental to the Indenture dated as of May 16, 2017 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company on September 10, 2018)

4.12

Fourth Supplemental Indenture, dated as of September 10, 2019, supplemental to the Indenture dated as of May 16, 2017 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company on September 10, 2019)

4.13

Officers’ Certificate of the Issuer and the Guarantors (including Form of Willis North America Inc.'s 2.95% Senior Note due 2029 and 3.875% Senior Note due 2049), dated as of May 29, 2020 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company on May 29, 2020)

4.14

Form of Indenture among Willis Towers Watson Public Limited Company, as issuer, Willis Towers Watson Sub Holdings Unlimited Company, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Willis Towers Watson UK Holdings Limited, Trinity Acquisition plc, Willis Group Limited and Willis North America Inc., as guarantors, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-3 filed by the Company on March 11, 2019)

10.1

Second Amended and Restated Credit Agreement, dated as of October 6, 2021, among, Trinity Acquisition plc and its indirect subsidiaries, Willis North America Inc. and Willis Netherlands Holdings B.V., Willis Towers Watson Public Limited Company, the lenders party thereto and Barclays Bank PLC, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on October 7, 2021)

10.2

Second Amended and Restated Guaranty Agreement, dated as of October 6, 2021, among, Trinity Acquisition plc, Willis Towers Watson Public Limited Company, the other guarantors party thereto and Barclays Bank PLC, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on October 7, 2021)

10.3

Deed Poll of Assumption, dated as of December 31, 2009, by and between Willis Group Holdings Limited and Willis Group Holdings Public Limited Company (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by the Company on January 4, 2010)†

10.4

Termination Agreement, dated as of July 26, 2021, by and between Willis Towers Watson plc and Aon plc (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on July 26, 2021)

10.5

Security and Asset Purchase Agreement, dated as of August 12, 2021, by and between Willis Towers Watson plc and Arthur J. Gallagher & Co. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on August 16, 2021)

10.6

Letter Agreement, dated December 1, 2021, by and between Willis Towers Watson plc and Arthur J. Gallagher & Co. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on December 6, 2021)

10.7

Willis Towers Watson Public Limited Company 2012 Equity Incentive Plan (incorporated by reference to Exhibit A to the Definitive Proxy Statement on Schedule 14A filed by the Company on April 27, 2016)†

10.8

Form of Time-Based Share Option Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by the Company on August 9, 2012)†

10.9

Form of 2012 Equity Incentive Plan (As Amended and Restated) Restricted Share Unit Award Agreement for Non-Employee Directors under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan*†

10.10

Rules of the Willis Group Holdings Public Limited Company 2012 Sharesave Sub-Plan for the United Kingdom to the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.32 to the Form 10-K filed by the Company on February 28, 2013)†

10.11	Amended and Restated Willis U.S. 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on November 20, 2009)†
10.12

First Amendment to the Amended and Restated Willis U.S. 2005 Deferred Compensation Plan, effective June 1, 2011 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by the Company on August 9, 2011)†

10.13	Second Amendment to the Amended and Restated Willis U.S. 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the Form 10-Q filed by the Company on November 5, 2013)†
10.14	Amendment 2017-1 to the Amended and Restated Willis U.S. 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10.34 to the Form 10-K filed by the Company on February 28, 2018)†

10.15	Amendment 2019-1 to the Amended and Restated Willis U.S. 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by the Company on November 1, 2019)†
10.16	Form of Deed of Indemnity of Willis Towers Watson Public Limited Company (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on January 5, 2016)†
10.17	Form of Indemnification Agreement of Willis North America Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on January 5, 2016)†
10.18	Willis Towers Watson Public Limited Company Compensation Policy and Share Ownership Guidelines for Non-Employee Directors (as amended December 2021)*†
10.19

Employment Agreement, dated as of March 1, 2016, by and between Willis Towers Watson Public Limited Company and John J. Haley (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on March 1, 2016)†

10.20

Amendment to Employment Agreement, dated as of July 18, 2018, by and between Willis Towers Watson Public Limited Company and John J. Haley (incorporated by reference to Exhibit 99.2 to the Form 8-K filed by the Company on July 18, 2018)†

10.21

Second Amendment to Employment Agreement, dated as of May 20, 2019, between Willis Towers Watson Public Limited Company and John J. Haley (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by the Company on August 1, 2019)†

10.22

Restricted Share Unit Award Agreement, dated as of February 26, 2016, by and between Willis Towers Watson Public Limited Company and John J. Haley (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on March 1, 2016)†

10.23	Offer Letter, dated August 17, 2017, from John J. Haley to Michael J. Burwell (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on August 21, 2017)†
10.24

Form of Performance-Based Restricted Share Unit Agreement for Operating Committee Members under the Willis Towers Watson Public Limited Company Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Form 10-Q filed by the Company on August 6, 2018)†

10.25

Performance-Based Restricted Share Unit Award Agreement, dated February 26, 2019, by and between Willis Towers Watson Public Limited Company and John J. Haley (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by the Company on May 3, 2019)†

10.26	Towers Watson Amended and Restated 2009 Long Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed by the Company on January 5, 2016)†
10.27

Trust Deed and Rules of the Towers Watson Limited Share Incentive Plan 2005 (U.K) (incorporated by reference to Exhibit 10.21 to the Form 10-K filed by Watson Wyatt Worldwide Inc. on September 1, 2006)†

10.28	Towers Watson Limited Share Incentive Plan 2005 Deed of Amendment (U.K.) (incorporated by reference to Exhibit 10.22 to the Form 10-K filed by Watson Wyatt Worldwide Inc. on September 1, 2006)†
10.29	Towers Watson Limited Share Incentive Plan 2005 Deed to Change the Trust Deed and Rules (U.K.) (incorporated by reference to Exhibit 10.10 to the Form 10-K filed by Towers Watson on August 29, 2012)†
10.30	Trust Deed and Rules of the Watson Wyatt Ireland Share Participation Scheme (incorporated by reference to Exhibit 10.23 to the Form 10-K filed by Watson Wyatt Worldwide Inc. on September 1, 2006)†
10.31

Form of Non-Qualified Stock Option Award Agreement for use under the Towers Watson & Co. 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Towers Watson on March 8, 2010)†

10.32

Willis Towers Watson Non-Qualified Deferred Savings Plan for U.S. Employees (as amended and restated effective January 1, 2017) (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by the Company on November 7, 2016)†

10.33	Amendment 2018-1 to the Willis Towers Watson Non-Qualified Deferred Savings Plan for U.S. Employees (incorporated by reference to Exhibit 99.3 to the Form 8-K filed by the Company on July 18, 2018)†

10.34	Willis Towers Watson Non-Qualified Stable Value Excess Plan for U.S. Employees (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by the Company on August 7, 2017)†
10.35

Amendment 2017-1 to the Willis Towers Watson Non-Qualified Stable Value Excess Plan for U.S. Employees (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by the Company on August 6, 2018)†

10.36	Willis Towers Watson Public Limited Company Compensation Recoupment Policy (incorporated by reference to Exhibit 10.68 to the Form 10-K filed by the Company on February 28, 2018)†
10.37	Amendment to John Haley Employment Agreement, dated June 12, 2020 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on June 15, 2020)†
10.38

Willis Towers Watson Public Limited Company Severance and Change in Control Pay Plan for US Executives, adopted March 8, 2020 and as amended June 5, 2020 (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by the Company on July 30, 2020)†

10.39

Willis Towers Watson Public Limited Company Severance and Change in Control Pay Plan for Non-US Executives, adopted March 8, 2020 and as amended June 5, 2020 (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by the Company on July 30, 2020)†

10.40	Amendment 2020-1 to the Towers Watson Non-Qualified Deferred Savings Plan for U.S. Employees (incorporated by reference to Exhibit 10.62 to the Form 10-K filed by the Company on February 23, 2021)†
10.41

Amendment 2020-1 to the Willis Towers Watson Non-Qualified Stable Value Excess Plan for U.S. Employees (incorporated by reference to Exhibit 10.63 to the Form 10-K filed by the Company on February 23, 2021)†

10.42

Performance-Based Restricted Share Unit Award Agreement, dated January 1, 2021, by and between Willis Towers Watson Public Limited Company and John J. Haley (incorporated by reference to Exhibit 10.64 to the Form 10-K filed by the Company on February 23, 2021)†

10.43	Form of Retention Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on February 5, 2021)†
10.44

Offer Letter, dated as of August 26, 2021, by and between Willis Towers Watson US LLC and Andrew Krasner. (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by the Company on October 28, 2021)†

10.45	Employment Agreement, dated as of February 25, 2015, by and between the Company and Matthew Furman*†
10.46

Time-Based Restricted Share Unit Award Agreement, dated as of September 7, 2021, by and between the Company and Andrew Krasner. (incorporated by reference to Exhibit 10.5 to the Form 10-Q filed by the Company on October 28, 2021)†

10.47

Form of Performance-Based Restricted Share Unit Award Agreement, including the Agreement of Restrictive Covenants and Other Obligations, for Operating Committee Members in the United States, under the Willis Towers Watson Amended and Restated 2012 Equity Incentive Plan. (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by the Company on August 4, 2021)†

10.48

Form of Performance-Based Restricted Share Unit Award Agreement, including the Agreement of Restrictive Covenants and Other Obligations, for Operating Committee Members outside the United States, under the Willis Towers Watson Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by the Company on August 4, 2021)†

21.1	List of subsidiaries*
22.1	List of Issuers and Guarantor Subsidiaries (incorporated by reference to Exhibit 22.1 to the Form 10-Q filed by the Company on October 28, 2021)
23.1	Consent of Deloitte & Touche LLP*
31.1	Certification Pursuant to Rule 13a-14(a)*
31.2	Certification Pursuant to Rule 13a-14(a)*
32.1	Certification Pursuant to 18 USC. Section 1350*
32.2	Certification Pursuant to 18 USC. Section 1350*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

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

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY (REGISTRANT)

By:	/s/ Carl A. Hess
Carl A. Hess
Chief Executive Officer

Date: February 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Carl A. Hess	/s/ Andrew J. Krasner
Carl A. Hess Chief Executive Officer and Director (Principal Executive Officer)	Andrew J. Krasner Chief Financial Officer

/s/ Joseph S. Kurpis
Joseph S. Kurpis Principal Accounting Officer and Controller

/s/ Inga K. Beale	/s/ Anna C. Catalano
Inga K. Beale Director	Anna C. Catalano Director

/s/ Victor F. Ganzi	/s/ Michael P. Hammond
Victor F. Ganzi Director	Michael P. Hammond Director

/s/ Wendy E. Lane	/s/ Brendan R. O’Neill
Wendy E. Lane Director	Brendan R. O’Neill Director

/s/ Linda D. Rabbitt	/s/ Michelle R. Swanback
Linda D. Rabbitt Director	Michelle R. Swanback Director

/s/ Paul D. Thomas	/s/ Wilhelm Zeller
Paul D. Thomas Director	Wilhelm Zeller Director