Form 10-Q
period 2022-03-31
WILLIS TOWERS WATSON PLC
filed 2022-04-28
CIK 1140536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to ___________

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

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of April 25, 2022, there were outstanding 111,488,239 ordinary shares, nominal value $0.000304635 per share, of the registrant.

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

INDEX TO FORM 10-Q

For the Three Months Ended March 31, 2022

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

Disclaimer Regarding Forward-looking Statements

We have included in this document ‘forward-looking statements’ within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, that address activities, events or developments that we expect or anticipate may occur in the future, including such things as our outlook, the impact of the global pandemic on our business, future capital expenditures, ongoing working capital efforts, future share repurchases, financial results (including our revenue, costs or margins), the impact of changes to tax laws on our financial results, existing and evolving business strategies and acquisitions and dispositions, including the sale of Willis Re to Arthur J. Gallagher & Co. (‘Gallagher’), demand for our services and competitive strengths, goals, the benefits of new initiatives, growth of our business and operations, our ability to successfully manage ongoing leadership, organizational and technology changes, including investments in improving systems and processes, our ability to implement and realize anticipated benefits of any cost-savings initiatives including the multi-year operational Transformation program, and plans and references to future successes, including our future financial and operating results, plans, objectives, expectations and intentions are forward-looking statements. Also, when we use words such as ‘may,’ ‘will,’ ‘would,’ ‘anticipate,’ ‘believe,’ ‘estimate,’ ‘expect,’ ‘intend,’ ‘plan,’ ‘continues,’ ‘seek,’ ‘target,’ ‘focus,’ ‘probably,’ or similar expressions, we are making forward-looking statements. Such statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. All forward-looking disclosure is speculative by its nature.

There are important risks, uncertainties, events and factors that could cause our actual results or performance to differ materially from those in the forward-looking statements contained in this document, including the following:

•
our ability to successfully establish, execute and achieve our global business strategy as it evolves;
•
our ability to fully realize anticipated benefits of our growth strategy;
•
our ability to successfully deploy cost-mitigation measures and achieve longer-term offsets;
•
the risks related to changes in general economic, business and political conditions, including changes in the financial markets and inflation;
•
the risks to our business, financial condition and results of operations that may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions and the intended withdrawal from our businesses in Russia;
•
the risks relating to the adverse impacts of the ongoing COVID-19 pandemic, including supply chain, workforce availability, vaccination rates, new or emerging variants and further social-distancing orders in jurisdictions where we do business, on the demand for our products and services, our cash flows and our business operations, including increased demand on our information technology resources and systems and related risks of cybersecurity breaches or incidents;
•
the risks relating to the sale of Willis Re to Gallagher, including incremental business, operational and regulatory risks created by transitional arrangements and pending transactions;
•
significant competition that we face and the potential for loss of market share and/or profitability;
•
the impact of seasonality and differences in timing of renewals and non-recurring revenue increases from disposals and book-of-business sales;
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
•
the impact of the anticipated replacement of the London Interbank Offered Rate (‘LIBOR’);
•
our ability to properly identify and manage conflicts of interest;
•
reputational damage, including from association with third parties;
•
reliance on third-party services;
•
risks relating to changes in our management structures and in senior leadership;
•
the loss of key employees or a large number of employees;
•
doing business internationally, including the impact of exchange rates;
•
compliance with extensive government regulation;
•
the risk of sanctions imposed by governments, or changes to associated sanction regulations (such as sanctions imposed on Russia) and related counter-sanctions;
•
our ability to effectively apply technology, data and analytics changes for internal operations, maintaining industry standards and meeting client preferences;
•
changes and developments in the insurance industry or the U.S. healthcare system, including those related to Medicare and any legislative actions from the current U.S. Congress;
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
•
adverse changes in our credit ratings;
•
the impact of recent or potential changes to U.S. or foreign tax laws, including on our effective tax rate, and the enactment of additional, or the revision of existing, state, federal, and/or foreign regulatory and tax laws and regulations, development of case law, other regulations and any policy changes and legislative actions;
•
U.S. federal income tax consequences to U.S. persons owning at least 10% of our shares;
•
changes in accounting principles, estimates or assumptions;
•
risks relating to or arising from environmental, social and governance (‘ESG’) practices;
•
fluctuation in revenue against our relatively fixed or higher than expected expenses;
•
the laws of Ireland being different from the laws of the U.S. and potentially affording less protections to the holders of our securities; and
•
our holding company structure potentially preventing us from being able to receive dividends or other distributions in needed amounts from our subsidiaries.

The foregoing list of factors is not exhaustive and new factors may emerge from time to time that could also affect actual performance and results. For more information, please see Part I, Item 1A in our Annual Report on Form 10-K, and our subsequent filings with the SEC. Copies are available online at http://www.sec.gov or www.wtwco.com.

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of these assumptions, and therefore also the forward-looking statements based on these assumptions, could themselves prove to be inaccurate. Given the significant uncertainties inherent in the forward-looking statements included in this Quarterly Report on Form 10-Q, our inclusion of this information is not a representation or guarantee by us that our objectives and plans will be achieved.

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

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Statements of Comprehensive Income

(In millions of U.S. dollars, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$2,160	$2,228
Costs of providing services
Salaries and benefits	1,318	1,419
Other operating expenses	486	400
Depreciation	66	71
Amortization	85	103
Restructuring costs	6	—
Transaction and transformation, net	20	24
Total costs of providing services	1,981	2,017
Income from operations	179	211
Interest expense	(49)	(59)
Other income, net	27	438
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	157	590
Provision for income taxes	(43)	(44)
INCOME FROM CONTINUING OPERATIONS	114	546
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	11	190
NET INCOME	125	736
Income attributable to non-controlling interests	(3)	(3)
NET INCOME ATTRIBUTABLE TO WTW	$122	$733

EARNINGS PER SHARE
Basic earnings per share:
Income from continuing operations per share	$0.94	$4.18
Income from discontinued operations per share	0.09	1.46
Basic earnings per share	$1.03	$5.64
Diluted earnings per share:
Income from continuing operations per share	$0.94	$4.17
Income from discontinued operations per share	0.09	1.46
Diluted earnings per share	$1.03	$5.63

Comprehensive income before non-controlling interests	$69	$786
Comprehensive income attributable to non-controlling interests	(3)	(5)
Comprehensive income attributable to WTW	$66	$781

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Balance Sheets

(In millions of U.S. dollars, except share data)

(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$2,198	$4,486
Fiduciary assets	11,631	11,014
Accounts receivable, net	2,186	2,370
Prepaid and other current assets	390	612
Current assets held for sale	7	6
Total current assets	16,412	18,488
Fixed assets, net	817	851
Goodwill	10,200	10,183
Other intangible assets, net	2,492	2,555
Right-of-use assets	701	720
Pension benefits assets	992	971
Other non-current assets	1,227	1,202
Total non-current assets	16,429	16,482
TOTAL ASSETS	$32,841	$34,970
LIABILITIES AND EQUITY
Fiduciary liabilities	$11,631	$11,014
Deferred revenue and accrued expenses	1,398	1,926
Current debt	599	613
Current lease liabilities	142	150
Other current liabilities	1,137	1,015
Current liabilities held for sale	7	6
Total current liabilities	14,914	14,724
Long-term debt	3,975	3,974
Liability for pension benefits	698	757
Deferred tax liabilities	835	845
Provision for liabilities	385	375
Long-term lease liabilities	715	734
Other non-current liabilities	244	253
Total non-current liabilities	6,852	6,938
TOTAL LIABILITIES	21,766	21,662
COMMITMENTS AND CONTINGENCIES
EQUITY (i)
Additional paid-in capital	10,826	10,804
Retained earnings	2,423	4,645
Accumulated other comprehensive loss, net of tax	(2,242)	(2,186)
Treasury shares, at cost, 17,519 shares in 2022 and 2021	(3)	(3)
Total WTW shareholders’ equity	11,004	13,260
Non-controlling interests	71	48
Total equity	11,075	13,308
TOTAL LIABILITIES AND EQUITY	$32,841	$34,970

(i)
Equity includes (a) Ordinary shares $0.000304635 nominal value; Authorized 1,510,003,775; Issued 112,212,590 (2022) and 122,055,815 (2021); Outstanding 112,212,590 (2022) and 122,055,815 (2021) and (b) Preference shares, $0.000115 nominal value; Authorized 1,000,000,000 and Issued none in 2022 and 2021.

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Statements of Cash Flows

(In millions of U.S. dollars)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM/(USED IN) OPERATING ACTIVITIES
NET INCOME	$125	$736
Adjustments to reconcile net income to total net cash from operating activities:
Depreciation	66	71
Amortization	85	103
Impairment	81	—
Non-cash lease expense	33	37
Net periodic benefit of defined benefit pension plans	(40)	(42)
Provision for doubtful receivables from clients	5	8
(Benefit from)/provision for deferred income taxes	(17)	10
Share-based compensation	22	27
Net loss/(gain) on disposal of operations	56	(359)
Non-cash foreign exchange gain	(5)	(2)
Other, net	(5)	(24)
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable	82	(115)
Other assets	(22)	(15)
Other liabilities	(458)	(556)
Provisions	13	(7)
Net cash from/(used in) operating activities	21	(128)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	(31)	(37)
Capitalized software costs	(15)	(14)
Acquisitions of operations, net of cash acquired	(68)	—
Proceeds from sale of operations	—	696
Cash and fiduciary funds transferred in sale of operations	(12)	(216)
Sale of investments	200	—
Net cash from investing activities	74	429
CASH FLOWS USED IN FINANCING ACTIVITIES
Repayments of debt	(1)	(508)
Repurchase of shares	(2,250)	—
Proceeds from issuance of shares	1	1
Net payments from fiduciary funds held for clients	(211)	(199)
Payments of deferred and contingent consideration related to acquisitions	(20)	(17)
Cash paid for employee taxes on withholding shares	(1)	—
Dividends paid	(98)	(92)
Acquisitions of and dividends paid to non-controlling interests	—	(17)
Net cash used in financing activities	(2,580)	(832)
DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH (i)	(2,485)	(531)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(34)	(60)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD (i)	7,691	6,301
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (i)	$5,172	$5,710

(i)
The amounts of cash, cash equivalents and restricted cash, their respective classification on the condensed consolidated balance sheets, as well as their respective portions of the increase or decrease in cash, cash equivalents and restricted cash for each of the periods presented have been included in Note 19 — Supplemental Disclosures of Cash Flow Information.

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Statements of Changes in Equity

(In millions of U.S. dollars and number of shares in thousands)

(Unaudited)

	Shares outstanding	Additional paid-in capital	Retained earnings	Treasury shares	AOCL (i)	Total WTW shareholders’ equity	Non-controlling interests	Total equity
Balance as of December 31, 2020	128,965	$10,748	$2,434	$(3)	$(2,359)	$10,820	$112	$10,932
Net income	—	—	733	—	—	733	3	736
Dividends declared ($0.71 per share)	—	—	(92)	—	—	(92)	—	(92)
Dividends attributable to non-controlling interests	—	—	—	—	—	—	(17)	(17)
Other comprehensive income	—	—	—	—	48	48	2	50
Issuance of shares under employee stock compensation plans	9	1	—	—	—	1	—	1
Share-based compensation and net settlements	—	12	—	—	—	12	—	12
Reduction of non-controlling interests (ii)	—	—	—	—	—	—	(52)	(52)
Foreign currency translation	—	4	—	—	—	4	—	4
Balance as of March 31, 2021	128,974	$10,765	$3,075	$(3)	$(2,311)	$11,526	$48	$11,574

Balance as of December 31, 2021	122,056	$10,804	$4,645	$(3)	$(2,186)	$13,260	$48	$13,308
Shares repurchased	(9,860)	—	(2,250)	—	—	(2,250)	—	(2,250)
Net income	—	—	122	—	—	122	3	125
Dividends declared ($0.82 per share)	—	—	(94)	—	—	(94)	—	(94)
Dividends attributable to non-controlling interests	—	—	—	—	—	—	(1)	(1)
Other comprehensive loss	—	—	—	—	(56)	(56)	—	(56)
Issuance of shares under employee stock compensation plans	17	1	—	—	—	1	—	1
Share-based compensation and net settlements	—	20	—	—	—	20	—	20
Acquisition of non-controlling interests	—	—	—	—	—	—	21	21
Foreign currency translation	—	1	—	—	—	1	—	1
Balance as of March 31, 2022	112,213	$10,826	$2,423	$(3)	$(2,242)	$11,004	$71	$11,075

(i)
Accumulated other comprehensive loss, net of tax (‘AOCL’).
(ii)
Attributable to the divestiture of our less than wholly-owned Miller subsidiary.

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts in millions of U.S. dollars, except per share data)

(Unaudited)

Note 1 — Nature of Operations

Willis Towers Watson public limited company is a leading global advisory, broking and solutions company that provides data-driven, insight-led solutions in the areas of people, risk and capital. The Company has more than 44,000 colleagues serving more than 140 countries and markets.

We design and deliver solutions that manage risk, optimize benefits, cultivate talent, and expand the power of capital to protect and strengthen institutions and individuals.

Our risk management services include strategic risk consulting (including providing actuarial analysis), a variety of due diligence services, the provision of practical on-site risk control services (such as health and safety and property loss control consulting), advisory services, leading-edge technology solutions, and unparalleled analytical and modeling capabilities (such as hazard modeling). We also assist our clients with planning for addressing incidents or crises when they occur. These services include contingency planning, security audits and product tampering plans.

We help our clients enhance business performance by delivering consulting services, technology and solutions that effectively deliver valuable benefits and create an engaging employee experience. Our services and solutions encompass such areas as employee benefits, total rewards, talent, wellbeing and benefits outsourcing. In addition, we provide investment advice to help our clients develop disciplined and efficient strategies to meet their investment goals and expand the power of capital.

As an insurance broker, we act as an intermediary between our clients and insurance carriers by advising on their risk management requirements, helping them to determine the best means of managing risk and negotiating and placing insurance with insurance carriers through our unrestricted access to the global insurance market.

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

Segment Reorganization

On January 1, 2022, WTW realigned to provide its comprehensive offering of services and solutions to clients across two business segments: Health, Wealth & Career (‘HWC’), and Risk & Broking (‘R&B’). These changes were made in conjunction with changes in the WTW leadership team, including the appointment of a new chief executive officer who succeeded the prior CEO as the chief operating decision maker on that date. Prior to January 1, 2022, we operated across four segments: Human Capital and Benefits; Corporate Risk and Broking; Investment, Risk and Reinsurance; and Benefits Delivery and Administration. Following the realignment, the two new segments consist of the following businesses:

•
The HWC segment includes businesses previously aligned under the Human Capital and Benefits segment, the Benefits Delivery and Administration segment, and the Investment business, which was previously under the Investment, Risk and Reinsurance segment.
•
The R&B segment includes businesses previously aligned under the Corporate Risk and Broking segment, as well as the Insurance Consulting and Technology business, which was previously under the Investment, Risk and Reinsurance segment.

In addition, effective January 1, 2022, the Company manages its businesses across three geographical areas: North America, Europe (including Great Britain) and International.

Certain Investment, Risk and Reinsurance businesses that were part of the results from continuing operations in the prior-year period presented were divested during 2021. The revenue and income from operations for these businesses have been included as ‘divested businesses’ in the reconciliations between the total segment results and the consolidated results of the Company. However, the results of the divested Willis Re treaty-reinsurance business is presented as discontinued operations and is therefore excluded from the divested businesses presented in the segment reconciliations.

Segment results herein are presented on a retrospective basis to reflect the reorganization. See Note 4 — Revenue, Note 5 — Segment Information, Note 6 — Restructuring Costs and Note 8 — Goodwill and Other Intangible Assets for the Company's segment-based presentations.

Note 2 — Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited quarterly condensed consolidated financial statements of WTW and our subsidiaries are presented in accordance with the rules and regulations of the SEC for quarterly reports on Form 10-Q and therefore certain footnote disclosures have been condensed or omitted from these financial statements as they are not required for interim reporting under U.S. GAAP. We have reclassified certain prior period amounts to conform to the current period presentation due to the recognition of discontinued operations and assets and liabilities as held-for-sale (see below for further discussion). Additionally, certain amounts on the condensed consolidated statements of cash flows have been revised from their prior period classifications. See Note 19 - Supplemental Disclosures of Cash Flow Information for more information as to the nature of the revision and the amounts. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial statements and results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements should be read together with the Company’s Annual Report on Form 10-K, filed with the SEC on February 24, 2022, and may be accessed via EDGAR on the SEC’s web site at www.sec.gov.

The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that can be expected for the entire year. The Company experiences seasonal fluctuations of its revenue. Revenue is typically higher during the Company’s first and fourth quarters due primarily to the timing of broking-related activities. The results reflect certain estimates and assumptions made by management, including those estimates used in calculating acquisition consideration and fair value of tangible and intangible assets and liabilities, professional liability claims, estimated bonuses, valuation of billed and unbilled receivables, and anticipated tax liabilities that affect the amounts reported in the condensed consolidated financial statements and related notes.

Risks and Uncertainties of the Economic Environment Caused by the Pandemic

The COVID-19 pandemic has had an adverse impact on global commercial activity, particularly on the global supply chain and workforce availability, and has contributed to significant volatility in the global financial markets including, among other effects, occasional declines in the equity markets, changes in interest rates and reduced liquidity on a global basis.

Supply and labor market disruptions caused by COVID-19 as well as other factors, such as accommodative monetary and fiscal policy and the Russian invasion of Ukraine, have contributed to significant inflation in many of the markets in which we operate. This impacts not only the costs to attract and retain employees but also other costs to run and invest in our business. If our costs grow significantly in excess of our ability to raise revenue, our margins and results of operations may be materially and adversely impacted and we may not be able to achieve our strategic and financial objectives.

Although we believe we have adapted to the unique challenges posed by the pandemic surrounding how and where we do our work, we are also impacted by the negative effect on workforce availability, which could hamper our ability to grow our capacity on pace with increasing demand for our services. We expect the market for talent to remain highly competitive for at least the next several months. We will continue to monitor the situation and assess any implications to our business and our stakeholders.

Note 3 — Acquisitions and Divestitures

Acquisitions

The Company completed an acquisition during the three months ended March 31, 2022 for a cash payment of $68 million and contingent consideration with an estimated fair value of $15 million.

Divestment of Russian Business

During the first quarter of 2022, WTW announced its intention to transfer ownership of its Russian subsidiary to local management who will operate independently in the Russian market. Due to the sanctions and prohibitions on certain types of business and activities, WTW deconsolidated its Russian entities on March 14, 2022. The completion of the transfer is pending but the deconsolidation resulted in a loss of $57 million, which includes an allocation of Risk & Broking goodwill, and was recognized as a loss on disposal of a business within other income, net on our condensed consolidated statement of comprehensive income. Further, certain Russian insurance contracts were placed historically by our U.K. brokers into the London market, the majority of which were under multi-year terms resulting in both current and non-current accounts receivables. Total net assets impaired, including accounts receivable balances related to our Russian business that are held outside of our Russian entities, were $81 million during the three months ended March 31, 2022. This impairment charge was recorded in other operating expenses on our condensed consolidated statement of comprehensive income.

Willis Re Divestiture

On August 13, 2021, the Company entered into a definitive agreement to sell its treaty-reinsurance business (‘Willis Re’) to Arthur J. Gallagher & Co. (‘Gallagher’), a leading global provider of insurance, risk management and consulting services, for total upfront cash consideration of $3.25 billion plus an earnout payable in 2025 of up to $750 million in cash, subject to certain adjustments. The deal was subject to required regulatory approvals and clearances, as well as other customary closing conditions, and was completed on December 1, 2021 (‘Principal Closing’). Although the majority of the Willis Re businesses transferred to Gallagher at Principal Closing, the assets and liabilities of certain Willis Re businesses were not transferred to Gallagher at the time due to local territory restrictions (‘Deferred Closing’). The Deferred Closing is expected to be completed no later than the end of the second quarter of 2022, and all net earnings of the Deferred Closing businesses accumulated between the Principal Closing and Deferred Closing are payable to Gallagher at that time. The Company recognized a preliminary pre-tax gain of $2.3 billion upon completion of the sale. The gain is subject to tax in certain jurisdictions, mainly in the U.S., and is predominantly tax-exempt in the U.K.

In connection with the transaction, the Company reclassified the results of its Willis Re operations as discontinued operations on its condensed consolidated statements of comprehensive income and reclassified Willis Re assets and liabilities as held for sale on its condensed consolidated balance sheets. The condensed consolidated cash flow statements were not adjusted for the divestiture. Willis Re was previously included in the Company's former Investment, Risk and Reinsurance segment. The assets and liabilities of the Willis Re businesses that will be transferred at Deferred Closing continue to be presented as held for sale on the condensed consolidated balance sheets at March 31, 2022 and December 31, 2021, and the results of these businesses following the Principal Closing have been included in income from discontinued operations on the condensed consolidated statements of comprehensive income.

The Company will account for the earnout as a gain contingency and therefore did not record any receivables upon close. Rather, the earnout will be recognized in the Company’s condensed consolidated financial statements, if it is received, in 2025.

A number of services are continuing under a cost reimbursement Transition Services Agreement (‘TSA’) in which WTW is providing Gallagher support including real estate leases, information technology, payroll, human resources and accounting. These services are expected to be provided for a period not to exceed two years from the Principal Closing. Fees earned under the TSA were $12 million during the three months ended March 31, 2022 and have been recognized as a reduction to the costs incurred to service the TSA and are included in continuing operations within other operating expenses on the condensed consolidated statements of comprehensive income. Costs incurred to service the TSA are expected to be reduced as part of the Company’s Transformation program (see Note 6 — Restructuring Costs for a description of the program) as quickly as possible when the services are no longer required by Gallagher.

The following selected financial information relates to the operations of Willis Re for the periods presented:

	Three Months Ended March 31,
	2022	2021
Revenue from discontinued operations	$28	$362
Costs of providing services
Salaries and benefits	6	104
Other operating expenses	—	17
Total costs of providing services	6	121
Other income, net	—	1
Income from discontinued operations before income taxes	22	242
Adjustment to gain on disposal of Willis Re	(2)	—
Provision for income taxes	(3)	(52)
Net income payable to Gallagher on Deferred Closing	(6)	—
Income from discontinued operations, net of tax	$11	$190

The expense amounts reflected above represent only the direct costs attributable to the Willis Re business and exclude allocations of corporate costs that will be retained following the sale. Neither the discontinued operations presented above, nor the unallocated corporate costs, reflect the impact of any cost reimbursement that will be received under the TSA.

Assets and liabilities classified as held for sale within our condensed consolidated balance sheets at both March 31, 2022 and December 31, 2021 are related to entities that are part of the Deferred Closing. Certain amounts included in the condensed consolidated balance sheets have been excluded from the held-for-sale balances disclosed since the assets are not transferring under the terms of the sale agreement, and instead will be settled by the Company. At March 31, 2022 and December 31, 2021, the amounts of significant assets and liabilities related to the Willis Re businesses which were not transferred in the sale and are therefore not classified as held for sale on the condensed consolidated balance sheets are $3.2 billion and $2.6 billion of fiduciary assets and liabilities, $53 million and $71 million of accounts receivable and $113 million and $91 million of other current liabilities, respectively.

Miller Divestiture

On March 1, 2021, the Company completed the transaction to sell its U.K.-based, majority-owned wholesale subsidiary Miller for final total consideration of GBP 623 million ($818 million), which includes amounts paid to the minority shareholder. The $356 million net tax-exempt gain on the sale was included in Other income, net in the condensed consolidated statement of comprehensive income during the three months ended March 31, 2021. Prior to disposal, Miller was included within the Company's former Investment, Risk and Reinsurance segment.

Note 4 — Revenue

The prior-year period presented has been recast to exclude the revenue of Willis Re, which has been reclassified as discontinued operations on the Company’s condensed consolidated financial statements (see Note 3 – Acquisitions and Divestitures).

Disaggregation of Revenue

The Company reports revenue by segment in Note 5 — Segment Information. The following table presents revenue by service offering and segment, as well as a reconciliation to total revenue for the three months ended March 31, 2022 and 2021. Along with reimbursable expenses and other, total revenue by service offering represents our revenue from customer contracts. The prior year segment information has been retrospectively adjusted to conform to the current year presentation.

	Three Months Ended March 31,
	HWC		R&B		Divested Businesses		Corporate (i)		Total
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Broking	$271	$250	$696	$717	$—	$45	$4	$—	$971	$1,012
Consulting	653	652	104	101	—	6	2	2	759	761
Outsourced administration	250	264	27	29	—	—	—	—	277	293
Other	64	61	61	57	—	—	—	1	125	119
Total revenue by service offering	1,238	1,227	888	904	—	51	6	3	2,132	2,185
Reimbursable expenses and other (i)	13	13	3	1	—	—	2	2	18	16
Total revenue from customer contracts	$1,251	$1,240	$891	$905	$—	$51	$8	$5	$2,150	$2,201
Interest and other income (ii)	6	6	3	20	—	—	1	1	10	27
Total revenue	$1,257	$1,246	$894	$925	$—	$51	$9	$6	$2,160	$2,228

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

The following table presents revenue by the geography where our work is performed for the three months ended March 31, 2022 and 2021. The reconciliation to total revenue on our condensed consolidated statement of comprehensive income and to segment revenue is shown in the table above. The prior year geographic information has been retrospectively adjusted to conform to the current year presentation.

	Three Months Ended March 31,
	HWC		R&B		Divested Businesses		Corporate		Total
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
North America	$779	$772	$277	$266	$—	$5	$2	$2	$1,058	$1,045
Europe	353	358	480	499	—	46	4	1	837	904
International	106	97	131	139	—	—	—	—	237	236
Total revenue by geography	$1,238	$1,227	$888	$904	$—	$51	$6	$3	$2,132	$2,185

Contract Balances

The Company reports accounts receivable, net on the condensed consolidated balance sheet, which includes billed and unbilled receivables and current contract assets. In addition to accounts receivable, net, the Company had the following non-current contract assets and deferred revenue balances at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Billed receivables, net of allowance for doubtful accounts of $49 million and $45 million	$1,381	$1,504
Unbilled receivables	477	431
Current contract assets	328	435
Accounts receivable, net	$2,186	$2,370
Non-current accounts receivable, net	$14	$23
Non-current contract assets	$569	$532
Deferred revenue	$646	$576

During the three months ended March 31, 2022, revenue of approximately $251 million was recognized that was reflected as deferred revenue at December 31, 2021.

During the three months ended March 31, 2022, the Company recognized revenue of approximately $3 million related to performance obligations satisfied in a prior period.

Performance Obligations

The Company has contracts for which performance obligations have not been satisfied as of March 31, 2022 or have been partially satisfied as of this date. The following table shows the expected timing for the satisfaction of the remaining performance obligations. This table does not include contract renewals or variable consideration, which was excluded from the transaction prices in accordance with the guidance on constraining estimates of variable consideration.

In addition, in accordance with ASC 606, Revenue From Contracts With Customers (‘ASC 606’), the Company has elected not to disclose the remaining performance obligations when one or both of the following circumstances apply:

•
Performance obligations which are part of a contract that has an original expected duration of less than one year, and
•
Performance obligations satisfied in accordance with ASC 606-10-55-18 (‘right to invoice’).

	Remainder of 2022	2023	2024 onward	Total
Revenue expected to be recognized on contracts as of March 31, 2022	$476	$621	$682	$1,779

Since most of the Company’s contracts are cancellable with less than one year’s notice, and have no substantive penalty for cancellation, the majority of the Company’s remaining performance obligations as of March 31, 2022 have been excluded from the table above.

Note 5 — Segment Information

WTW has two reportable operating segments or business areas:

•
Health, Wealth & Career (‘HWC’)
•
Risk & Broking (‘R&B’)

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

For the disclosures below, the prior-year period presented has been recast to exclude the results of Willis Re, which has been reclassified as discontinued operations on the Company’s condensed consolidated financial statements (see Note 3 – Acquisitions and Divestitures).

The following table presents segment revenue and segment operating income for our reportable segments for the three months ended March 31, 2022 and 2021. The prior year information has been retrospectively adjusted to conform to the current year presentation.

	Three Months Ended March 31,
	HWC		R&B		Total
	2022	2021	2022	2021	2022	2021
Segment revenue	$1,244	$1,233	$891	$924	$2,135	$2,157

Segment operating income	$257	$242	$192	$203	$449	$445

The following table presents a reconciliation of the information reported by segment to the Company’s condensed consolidated statement of comprehensive income amounts reported for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
Revenue:
Total segment revenue	$2,135	$2,157
Divested businesses	—	51
Reimbursable expenses and other	25	20
Revenue	$2,160	$2,228

Total segment operating income	$449	$445
Divested businesses	—	(10)
Impairment (i)	(81)	—
Amortization	(85)	(103)
Restructuring costs	(6)	—
Transaction and transformation, net (ii)	(20)	(24)
Unallocated, net (iii)	(78)	(97)
Income from operations	179	211
Interest expense	(49)	(59)
Other income, net	27	438
Income from continuing operations before income taxes	$157	$590

(i)
Represents the impairment related to the net assets of our Russian business that are held outside of our Russian entities (see Note 3 — Acquisitions and Divestitures for further information).
(ii)
In 2022, in addition to legal fees and other transaction costs, includes consulting fees related to the Transformation program (see Note 6 — Restructuring Costs). In 2021, includes fees related to our then-proposed Aon combination.
(iii)
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

Certain costs under the Transformation program are accounted for under ASC 420, Exit or Disposal Cost Obligation, and are included as restructuring costs in the condensed consolidated statements of comprehensive income. Other costs incurred under the Transformation program are included in transaction and transformation, net and were $5 million for the three months ended March 31, 2022. An analysis of total restructuring costs incurred under the Transformation program by category and by segment and corporate functions, from commencement to March 31, 2022, is as follows:

	HWC	R&B	Corporate	Total
2021
Real estate rationalization	$—	$—	$19	$19
Technology modernization	—	5	—	5
Process optimization	—	—	—	—
Other	—	—	2	2
2022
Real estate rationalization	—	—	5	5
Technology modernization	—	—	—	—
Process optimization	1	—	—	1
Other	—	—	—	—
Total
Real estate rationalization	—	—	24	24
Technology modernization	—	5	—	5
Process optimization	1	—	—	1
Other	—	—	2	2
Total	$1	$5	$26	$32

A rollforward of the liability associated with cash-based charges related to restructuring costs associated with the Transformation program is as follows:

	Real estate rationalization	Technology modernization	Process optimization	Other	Total
Balance at October 1, 2021	$—	$—	$—	$—	$—
Charges incurred	—	—	—	2	2
Cash payments	—	—	—	(1)	(1)
Balance at December 31, 2021	—	—	—	1	1
Charges incurred	5	—	—	—	5
Cash payments	(5)	—	—	(1)	(6)
Balance at March 31, 2022	$—	$—	$—	$—	$—

Note 7 — Income Taxes

Provision for income taxes for the three months ended March 31, 2022 was $43 million compared to $44 million for the three months ended March 31, 2021. The effective tax rate was 27.5% for the three months ended March 31, 2022 and 7.4% for the three months ended March 31, 2021. These effective tax rates are calculated using extended values from our condensed consolidated statements of comprehensive income and are therefore more precise tax rates than can be calculated from rounded values. The prior year quarter effective tax rate was lower due to the tax-exempt disposal of our Miller business. Additionally, the current quarter effective tax rate includes the tax effect of the divestment of our Russia business.

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

The Company records valuation allowances against net deferred tax assets based on whether it is more likely than not that the deferred tax assets will be realized. We have liabilities for uncertain tax positions under ASC 740 of $42 million, excluding interest and penalties. The Company believes the outcomes that are reasonably possible within the next 12 months may result in a reduction in the liability for uncertain tax positions of approximately $7 million to $9 million, excluding interest and penalties.

Note 8 — Goodwill and Other Intangible Assets

The components of goodwill are outlined below for the three months ended March 31, 2022. The prior year segment information has been retrospectively adjusted to conform to the current year presentation.

	HWC	R&B	Total
Balance at December 31, 2021:
Goodwill, gross	$7,904	$2,771	$10,675
Accumulated impairment losses	(130)	(362)	(492)
Goodwill, net - December 31, 2021	7,774	2,409	10,183
Goodwill acquired	—	60	60
Goodwill disposals	—	(18)	(18)
Acquisition accounting adjustments	(1)	(1)	(2)
Foreign exchange	(9)	(14)	(23)
Balance at March 31, 2022:
Goodwill, gross	7,894	2,798	10,692
Accumulated impairment losses	(130)	(362)	(492)
Goodwill, net - March 31, 2022	$7,764	$2,436	$10,200

Other Intangible Assets

The following table reflects changes in the net carrying amounts of the components of finite-lived intangible assets for the three months ended March 31, 2022:

	Client relationships	Software	Trademark and trade name	Other	Total
Balance at December 31, 2021:
Intangible assets, gross	$3,794	$742	$1,039	$102	$5,677
Accumulated amortization	(2,118)	(701)	(257)	(46)	(3,122)
Intangible assets, net - December 31, 2021	1,676	41	782	56	2,555
Intangible assets acquired	34	—	—	—	34
Intangible asset disposals	—	—	—	(5)	(5)
Amortization	(60)	(10)	(11)	(4)	(85)
Foreign exchange	(5)	—	—	(2)	(7)
Balance at March 31, 2022:
Intangible assets, gross	3,811	736	1,038	100	5,685
Accumulated amortization	(2,166)	(705)	(267)	(55)	(3,193)
Intangible assets, net - March 31, 2022	$1,645	$31	$771	$45	$2,492

The weighted-average remaining life of amortizable intangible assets at March 31, 2022 was 12.8 years.

The table below reflects the future estimated amortization expense for amortizable intangible assets for the remainder of 2022 and for subsequent years:

Amortization
Remainder of 2022	$228
2023	261
2024	229
2025	207
2026	200
Thereafter	1,367
Total	$2,492

Note 9 — Derivative Financial Instruments

We are exposed to certain foreign currency risks. Where possible, we identify exposures in our business that can be offset internally. Where no natural offset is identified, we may choose to enter into various derivative transactions. These instruments have the effect of reducing our exposure to unfavorable changes in foreign currency rates. The Company’s board of directors reviews and approves policies for managing this risk as summarized below. Additional information regarding our derivative financial instruments can be found in Note 11 — Fair Value Measurements and Note 17 — Accumulated Other Comprehensive Loss.

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

These derivatives were designated as hedging instruments and at March 31, 2022 and December 31, 2021 had total notional amounts of $133 million and $155 million, respectively, and had a net liability fair value of $1 million and a net asset fair value of $3 million, respectively.

At March 31, 2022, the Company estimates, based on current exchange rates, there will be $1 million of net derivative losses on forward exchange rates reclassified from accumulated other comprehensive loss into earnings within the next twelve months as the forecast transactions affect earnings. At March 31, 2022, our longest outstanding maturity was 1.6 years.

The effects of the material derivative instruments that are designated as hedging instruments on the condensed consolidated statements of comprehensive income for the three months ended March 31, 2022 and 2021 are below. Amounts pertaining to the ineffective portion of hedging instruments and those excluded from effectiveness testing were immaterial for the three months ended March 31, 2022 and 2021.

Three Months Ended March 31,	(Loss)/gain recognized in OCI (effective element)
	2022	2021
Forward exchange contracts	$(1)	$4

Location of (loss)/gain reclassified from Accumulated OCL into income (effective element)	(Loss)/gain reclassified from Accumulated OCL into income (effective element)
	2022	2021
Revenue	$—	$(1)
Salaries and benefits	2	1
Discontinued operations	—	1
	$2	$1

We also enter into foreign currency transactions, primarily to hedge certain intercompany loans and other balance sheet exposures in currencies other than the functional currency of a given entity. These derivatives are not generally designated as hedging instruments, and at March 31, 2022 and December 31, 2021, we had notional amounts of $2.6 billion and $2.9 billion, respectively. At March 31, 2022 and December 31, 2021, we had net asset fair values of $9 million and $15 million, respectively.

The effects of derivatives that have not been designated as hedging instruments on the condensed consolidated statements of comprehensive income for the three months ended March 31, 2022 and 2021 are as follows:

		Loss recognized in income
		Three Months Ended March 31,
Derivatives not designated as hedging instruments:	Location of loss recognized in income	2022	2021
Forward exchange contracts	Other income, net	$(6)	$(16)

Note 10 — Debt

Current debt consists of the following:

	March 31, 2022	December 31, 2021
2.125% senior notes due 2022 (i)	$599	$613
	$599	$613

Long-term debt consists of the following:

	March 31, 2022	December 31, 2021
Revolving $1.5 billion credit facility	$—	$—
4.625% senior notes due 2023	249	249
3.600% senior notes due 2024	648	648
4.400% senior notes due 2026	547	546
4.500% senior notes due 2028	597	597
2.950% senior notes due 2029	726	726
6.125% senior notes due 2043	271	271
5.050% senior notes due 2048	395	395
3.875% senior notes due 2049	542	542
	$3,975	$3,974

(i)
Notes issued in Euro (€540 million).

At March 31, 2022 and December 31, 2021, we were in compliance with all financial covenants.

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

The following tables present our assets and liabilities measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021:

		Fair Value Measurements on a Recurring Basis at March 31, 2022
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds / exchange traded funds	Prepaid and other current assets and other non-current assets	$8	$—	$—	$8
	Fiduciary assets	151	—	—	151
Derivatives:
Derivative financial instruments (i)	Prepaid and other current assets and other non-current assets	$—	$10	$—	$10
Liabilities:
Contingent consideration:
Contingent consideration (ii)	Other current liabilities and other non-current liabilities	$—	$—	$50	$50
Derivatives:
Derivative financial instruments (i)	Other current liabilities and other non-current liabilities	$—	$2	$—	$2

		Fair Value Measurements on a Recurring Basis at December 31, 2021
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds / exchange traded funds	Prepaid and other current assets and other non-current assets	$9	$—	$—	$9
	Fiduciary assets	152	—	—	152
Certificates of deposit/term deposits	Prepaid and other current assets and other non-current assets	200	—	—	200
Derivatives:
Derivative financial instruments (i)	Prepaid and other current assets and other non-current assets	$—	$18	$—	$18
Liabilities:
Contingent consideration:
Contingent consideration (ii)	Other current liabilities and other non-current liabilities	$—	$—	$51	$51
Derivatives:
Derivative financial instruments (i)	Other current liabilities and other non-current liabilities	$—	$—	$—	$—

(i)
See Note 9 — Derivative Financial Instruments for further information on our derivative investments.
(ii)
Probability weightings are based on our knowledge of the past and planned performance of the acquired entity to which the contingent consideration applies. The fair value weighted-average discount rates used in our material contingent consideration calculations were 11.87% and 11.92% at March 31, 2022 and December 31, 2021, respectively. The range of these discount rates was 3.53% - 13.80% at March 31, 2022. Using different probability weightings and discount rates could result in an increase or decrease of the contingent consideration payable.

The following table summarizes the change in fair value of the Level 3 liabilities:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	March 31, 2022
Balance at December 31, 2021	$51
Obligations assumed	15
Payments	(20)
Realized and unrealized losses (i)	3
Foreign exchange	1
Balance at March 31, 2022	$50

(i)
Realized and unrealized losses include accretion and adjustments to contingent consideration liabilities, which are included within Interest expense and Other operating expenses, respectively, on the condensed consolidated statements of comprehensive income.

There were no significant transfers to or from Level 3 in the three months ended March 31, 2022.

Fair value information about financial instruments not measured at fair value

The following tables present our liabilities not measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Long-term note receivable	$68	$68	$69	$70
Liabilities:
Current debt	$599	$600	$613	$616
Long-term debt	$3,975	$4,026	$3,974	$4,453

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

Note 12 — Retirement Benefits

Defined Benefit Plans and Post-retirement Welfare Plans

WTW sponsors both qualified and non-qualified defined benefit pension plans and other post-retirement welfare (‘PRW’) plans throughout the world. The majority of our plan assets and obligations are in the U.S. and the U.K. We have also included disclosures related to defined benefit plans in certain other countries, including Canada, France, Germany, Switzerland and Ireland. Together, these disclosed funded and unfunded plans represent 99% of WTW’s pension and PRW obligations and are disclosed herein.

Components of Net Periodic Benefit (Income)/Cost for Defined Benefit Pension and Post-retirement Welfare Plans

The following table sets forth the components of net periodic benefit (income)/cost for the Company’s defined benefit pension and PRW plans for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022				2021
	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW
Service cost	$19	$3	$6	$—	$20	$4	$6	$—
Interest cost	29	19	4	1	23	14	3	—
Expected return on plan assets	(83)	(39)	(10)	—	(77)	(43)	(9)	—
Settlement	—	—	—	—	1	—	—	—
Amortization of net loss	4	8	1	—	11	7	1	—
Amortization of prior service credit	—	(3)	—	(1)	—	(4)	—	(1)
Net periodic benefit (income)/cost	$(31)	$(12)	$1	$—	$(22)	$(22)	$1	$(1)

Employer Contributions to Defined Benefit Pension Plans

The Company did not make any contributions to its U.S. plans during the three months ended March 31, 2022 and currently does not anticipate making contributions over the remainder of the fiscal year. The Company made contributions of $8 million to its U.K. plans for the three months ended March 31, 2022 and anticipates making additional contributions of $31 million for the remainder of the fiscal year. The Company made contributions of $14 million to its other plans for the three months ended March 31, 2022 and anticipates making additional contributions of $11 million for the remainder of the fiscal year.

Defined Contribution Plans

The Company made contributions to its defined contribution plans of $42 million and $43 million during the three months ended March 31, 2022 and 2021, respectively.

Note 13 — Leases

The following table presents lease costs recorded on our condensed consolidated statements of comprehensive income for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Finance lease cost:
Interest on lease liabilities	$1	$1
Operating lease cost	39	46
Variable lease cost	18	13
Sublease income	(4)	(5)
Total lease cost, net	$54	$55

The total lease cost is recognized in different locations in our condensed consolidated statements of comprehensive income. Amortization of the finance lease ROU assets is included in depreciation, while the interest cost component of these finance leases is included in interest expense. All other costs are included in other operating expenses, with the exception of $5 million that was included in restructuring costs (see Note 6 — Restructuring Costs) that primarily related to the payment of early termination fees. There are no significant lease costs that have been included as discontinued operations in the condensed consolidated statements of comprehensive income during the three months ended March 31, 2022 and 2021.
Note 14 — Commitments and Contingencies

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

Errors and omissions claims, lawsuits, and other proceedings arising in the ordinary course of business are covered in part by professional indemnity or other appropriate insurance. The terms of this insurance vary by policy year. Regarding self-insured risks, the Company has established provisions which are believed to be adequate in light of current information and legal advice, or, in certain cases, where a range of loss exists, the Company accrues the minimum amount in the range if no amount within the range is a better estimate than any other amount. The Company adjusts such provisions from time to time according to developments. See Note 15 — Supplementary Information for Certain Balance Sheet Accounts for the amounts accrued at March 31, 2022 and December 31, 2021 in the condensed consolidated balance sheets.

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

Note 15 — Supplementary Information for Certain Balance Sheet Accounts

Additional details of specific balance sheet accounts are detailed below.

Prepaid and other current assets consist of the following:

	March 31, 2022	December 31, 2021
Prepayments and accrued income	$114	$137
Short-term investments	—	200
Deferred contract costs	64	74
Derivatives and investments	28	35
Deferred compensation plan assets	12	19
Corporate income and other taxes	116	82
Acquired renewal commissions receivable	9	11
Other current assets	47	54
Total prepaid and other current assets	$390	$612

Deferred revenue and accrued expenses consist of the following:

	March 31, 2022	December 31, 2021
Accounts payable, accrued liabilities and deferred income	$926	$898
Accrued discretionary and incentive compensation	262	811
Accrued vacation	167	145
Other employee-related liabilities	43	72
Total deferred revenue and accrued expenses	$1,398	$1,926

Other current liabilities consist of the following:

	March 31, 2022	December 31, 2021
Dividends payable	$108	$112
Income and other taxes payable	313	278
Interest payable	28	55
Deferred compensation plan liabilities	43	49
Contingent and deferred consideration on acquisitions	15	24
Accrued retirement benefits	58	65
Payroll and other benefits-related liabilities	351	230
Third-party commissions	110	101
Other current liabilities	111	101
Total other non-current liabilities	$1,137	$1,015

Provision for liabilities consists of the following:

	March 31, 2022	December 31, 2021
Claims, lawsuits and other proceedings	$316	$311
Other provisions	69	64
Total provision for liabilities	$385	$375

Note 16 — Other Income, Net

Other income, net consists of the following:

	Three Months Ended March 31,
	2022	2021
(Loss)/gain on disposal of operations	$(54)	$359
Net periodic pension and postretirement benefit credits	71	76
Interest in earnings of associates and other investments	2	2
Foreign exchange gain	6	1
Other	2	—
Other income, net	$27	$438

Certain prior-year period amounts within the table above have been reclassified to discontinued operations within the condensed consolidated statements of income.

Note 17 — Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of non-controlling interests, and net of tax are provided in the following tables for the three months ended March 31, 2022 and 2021. These tables exclude amounts attributable to non-controlling interests, which are not material for further disclosure.

	Foreign currency translation (i)		Derivative instruments (i)		Defined pension and post-retirement benefit costs (ii)		Total
	2022	2021	2022	2021	2022	2021	2022	2021
Balance at December 31, 2021 and 2020, respectively	$(489)	$(400)	$11	$9	$(1,708)	$(1,968)	$(2,186)	$(2,359)
Other comprehensive (loss)/income before reclassifications	(59)	(42)	(1)	7	2	1	(58)	(34)
Gain/(loss) reclassified from accumulated other comprehensive loss (net of income tax benefit of $3 and $6, respectively) (iii)	—	44	(2)	(1)	4	39	2	82
Net current-period other comprehensive (loss)/income	(59)	2	(3)	6	6	40	(56)	48
Balance at March 31, 2022 and 2021, respectively	$(548)	$(398)	$8	$15	$(1,702)	$(1,928)	$(2,242)	$(2,311)

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
(iii)
Includes reclassifications in 2021 of $44 million and $31 million of foreign currency translation and defined pension and post-retirement benefit costs, respectively, attributable to the gain on disposal of our Miller business (see Note 3 — Acquisitions and Divestitures). The net gain on disposal is included in Other income, net in the accompanying condensed consolidated statements of comprehensive income.

Note 18 — Earnings Per Share

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

At March 31, 2022 and 2021, there were 0.1 million and 0.3 million performance-based options, respectively, and 0.5 million restricted performance-based stock units outstanding at each period presented. At March 31, 2022, there were 0.4 million restricted time-based stock units outstanding; restricted time-based stock units were immaterial at March 31, 2021. The Company’s time-based share options were immaterial at March 31, 2022; there were 0.1 million time-based share options outstanding at March 31, 2021.

Basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2022	2021
Income from continuing operations	$114	$546
Less: income attributable to non-controllable interests	(3)	(3)
Income from continuing operations attributable to WTW	$111	$543

Income from discontinued operations, net of tax	$11	$190

Basic average number of shares outstanding	118	130
Dilutive effect of potentially issuable shares	—	—
Diluted average number of shares outstanding	118	130

Basic earnings per share from continuing operations attributable to WTW	$0.94	$4.18
Dilutive effect of potentially issuable shares	—	(0.01)
Diluted earnings per share from continuing operations attributable to WTW	$0.94	$4.17

Basic earnings per share from discontinued operations, net of tax	$0.09	$1.46
Dilutive effect of potentially issuable shares	—	—
Diluted earnings per share from discontinued operations, net of tax	$0.09	$1.46

For the three months ended March 31, 2022 and 2021, 0.1 million and 0.2 million restricted stock units were not included in the computation of the dilutive effect of potentially issuable shares because their effect was anti-dilutive. There were no anti-dilutive options for the three months ended March 31, 2022 and 2021.

Note 19 — Supplemental Disclosures of Cash Flow Information

Supplemental disclosures regarding cash flow information are as follows:

	Three months ended March 31,
	2022	2021
Supplemental disclosures of cash flow information:
Cash and cash equivalents	$2,198	$1,960
Fiduciary funds (included in fiduciary assets)	2,967	3,744
Cash and cash equivalents and fiduciary funds (included in current assets held for sale)	7	—
Other restricted cash (included in prepaids and other current assets)	—	6
Total cash, cash equivalents and restricted cash	$5,172	$5,710

Decrease in cash, cash equivalents and other restricted cash	$(2,274)	$(116)
Decrease in fiduciary funds	(211)	(415)
Total	$(2,485)	$(531)

Revision of previously issued financial statements - During the three months ended March 31, 2022, to reflect the guidance on restricted cash presentation in FASB ASC 230, Statement of Cash Flows, WTW corrected the classification of its fiduciary funds balances, in the amounts shown in the table above, on our condensed consolidated statements of cash flows, by including these amounts in the total cash, cash equivalents and restricted cash amounts held at each balance sheet date. As a result, cash, cash equivalents and restricted cash balances of $2.0 billion and $2.1 billion at March 31, 2021 and December 31, 2020, respectively, have been revised to $5.7 billion and $6.3 billion, respectively. Additionally, the effect of exchange rate changes on cash, cash equivalents and restricted cash has been updated to include the effect of exchange rate changes on the fiduciary funds balances.

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

From time to time, including but not limited to the period after the announcement of the proposed Aon combination through the period that has followed the termination of the proposed combination, we have lost (and may in the future continue to lose) colleagues who manage substantial client relationships or possess substantial experience or expertise; when we lose colleagues such as those, it often results in such colleagues competing against us. Further, the full impact of this competition may be delayed due to the timing of restrictive covenants or client renewals. We believe that this dynamic, which was most pronounced in our Risk & Broking segment during 2021, has caused the segment’s recent near-term and expected growth rates for the remainder of 2022 to be meaningfully slower than other competitors. This dynamic may be difficult to predict, given that the adverse impact in future periods is more significant than in the periods in which employees departed. Growth has been and will be adversely affected by the fact that 2021 performance in a number of businesses, particularly commercial risk broking and health & benefits broking, benefited from revenue from book sales, which is non-repeatable revenue. It is possible that growth could be different than expected and our results of operations could be significantly and adversely impacted. See Part I, Item 1A ‘Risk Factors’ in our Annual Report on Form 10-K, filed with the SEC on February 24, 2022, for a discussion of risks that may affect our ability to compete.

As we previously reported, we intend to transfer ownership of our Russian subsidiary to our local management team. The Russian entity comprised approximately 1% of consolidated WTW revenue for 2021, primarily within our Risk & Broking segment. The lost profits from our Russia operations will, overall, create a modest margin headwind for the Company in 2022 and beyond. However, with the goal of offsetting this, we have taken action to deploy near-term cost-mitigation measures and to identify longer-term offsets. See ‘Disclaimer Regarding Forward-looking Statements’ and Part II, Item 1A ‘Risk Factors’ of this Quarterly Report on Form 10-Q for a discussion of the risks associated with expense actions.

Risks and Uncertainties of the Economic Environment Caused by the Pandemic

The COVID-19 pandemic has had an adverse impact on global commercial activity, particularly on the global supply chain and workforce availability, and has contributed to significant volatility in the global financial markets including, among other effects, occasional declines in the equity markets, changes in interest rates and reduced liquidity on a global basis.

Supply and labor market disruptions caused by COVID-19 as well as other factors, such as accommodative monetary and fiscal policy and the Russian invasion of Ukraine, have contributed to significant inflation in many of the markets in which we operate. This impacts not only the costs to attract and retain employees but also other costs to run and invest in our business. If our costs grow significantly in excess of our ability to raise revenue, our margins and results of operations may be materially and adversely impacted, and we may not be able to achieve our strategic and financial objectives.

Although we believe we have adapted to the unique challenges posed by the pandemic surrounding how and where we do our work, we are also impacted by the negative effect on workforce availability, which could hamper our ability to grow our capacity on pace with increasing demand for our services. We expect the market for talent to remain highly competitive for at least the next several months. We will continue to monitor the situation and assess any implications to our business and our stakeholders.

Segment Reorganization

On January 1, 2022, WTW realigned to provide its comprehensive offering of services and solutions to clients across two business segments: Health, Wealth & Career and Risk & Broking. These changes were made in conjunction with changes in the WTW leadership team, including the appointment of a new chief executive officer who succeeded the prior CEO as the chief operating decision maker on that date. Prior to January 1, 2022, we operated across four segments: Human Capital and Benefits; Corporate Risk and Broking; Investment, Risk and Reinsurance; and Benefits Delivery and Administration. Following the realignment, the two new segments consist of the following businesses:

•
The Health, Wealth & Career segment includes businesses previously aligned under the Human Capital and Benefits segment, the Benefits Delivery and Administration segment, and the Investment business, which was previously under the Investment, Risk and Reinsurance segment.
•
The Risk & Broking segment includes businesses previously aligned under the Corporate Risk and Broking segment, as well as the Insurance Consulting and Technology business, which was previously under the Investment, Risk and Reinsurance segment.

The following presents descriptions of our reorganized segments:

Health, Wealth & Career

The Health, Wealth & Career (‘HWC’) segment provides an array of advice, broking, solutions and technology for employee benefit plans, institutional investors, compensation and career programs, and the employee experience overall. Our portfolio of services support the interrelated challenges that the management teams of our clients face across human resources (‘HR’) and finance.

HWC is the larger of the two segments of the Company. Addressing four key areas, Health, Wealth, Career and Benefits Delivery & Outsourcing, the segment is focused on addressing our clients’ people and risk needs to help them succeed in a global marketplace.

Health

The Health & Benefits (‘H&B’) business provides strategy and design consulting, plan management service and support, broking and administration across the full spectrum of health, wellbeing and other group benefit programs, including medical, dental, disability, life, voluntary benefits and other coverage. Our reach extends from small/mid-market clients to large-market and multinational clients, across the full geographic footprint of the Company, and to most industries. We can address our clients’ needs in more than 140 countries.

Our consultants help clients make strategic decisions on topics such as optimizing program spend; evaluating emerging vendors, point solutions and coverage options (including publicly-subsidized health insurance exchanges and private exchanges in the U.S.); and dealing with above-inflation-rate increases in healthcare costs. We also assist clients in selecting the appropriate insurance carriers to cover benefit risks and administer the programs. In addition to our consulting and broking services, we manage a number of collective purchasing initiatives, such as pharmacy and stop-loss, that allow employers to realize greater value from third-party service providers than they can achieve on their own.

With Global Benefits Management, our suite of global services supporting medical, dental and risk (e.g., life, disability) programs, we have a tailored offering for multinationals. This offering includes a flexible set of ready-made solutions, proven technology and an integrated approach to service delivery that translates to a globally consistent, high-quality experience for our clients.

A meaningful portion of revenue in this business is from recurring work, though contracts may be annual or multi-year. Given the balance of revenue across consulting, broking and solutions, our revenue is somewhat weighted to the first quarter.

Wealth

Our wealth-related businesses include Retirement and Investment.

The Retirement business provides actuarial support, plan design, and administrative services for all forms of pension and retirement savings plans. Our colleagues help our clients assess the costs and risks of retirement plans on cash flow, earnings and the balance sheet, the effects of changing workforce demographics on their retirement plans, and retiree benefit adequacy and security. We offer clients a full range of integrated retirement consulting services and solutions to meet the needs of all types of employers, including those that continue to offer defined benefit plans and those that are reexamining their retirement benefit strategies. We help multinationals coordinate plan design and actuarial services across their complex global plans. We bring in-depth data analysis and perspective to their decision process, because we have tracked the retirement designs and financing strategies of companies around the world over many decades.

For clients that want to outsource some or all of their pension plan management, we offer broking services, as well as integrated solutions that can combine investment discretionary management, pension administration, core actuarial services, and communication and change management assistance.

Retirement relationships are generally long-term in nature, and client retention rates for this business are high. A significant portion of the revenue in this business is from recurring work, with multi-year contracts that are driven by the heavily regulated nature of pension plans and our clients’ annual needs for these services. Revenue for the Retirement business in some geographies is somewhat seasonal, as much of our work pertains to calendar-year plan administration, financing, reporting and compliance; thus, revenue is typically more weighted to the first and fourth quarters of the fiscal year.

Our Investment business provides advice and discretionary investment management solutions to defined benefit and defined contribution pension plans as well as to a range of other client types including insurers, endowments and foundations, and private wealth investors. We provide a solution to a significant business problem faced by our clients, namely sustaining the resources and skills required to deliver a financial services product in highly competitive capital markets. We offer a flexible approach that adapts to a wide range of client needs and circumstances, with the objective of higher returns, lower risk and lower costs within each client’s unique situation.

Our solutions range from single asset class activity, through complete management of entire pension plan assets including sophisticated liability hedging programs.

We bring together a broad array of specialist investment knowledge and skills across all asset classes, a high-quality execution platform, a cost advantage through our scale, and expert advisors with experience across all client types from the largest plans in the world to small corporate pension plans.

We have long-term relationships with our Investment clients, with the majority of our revenue driven by retainer contracts.

Career

Our career-related offerings include advice, data, software and products to address clients’ total rewards and talent issues across the globe delivered through our Work & Rewards and Employee Experience businesses.

Within our Work & Rewards business, we help clients determine the best ways to get work done, the skills needed for jobs, and how to reward it. We address executive compensation and broad-based rewards. We advise our clients’ management and boards of directors on all aspects of executive pay programs, including base pay, annual bonuses, long-term incentives, perquisites and other benefits. Our focus is on aligning pay plans with an organization’s business strategy and driving desired performance. Our solutions incorporate proprietary market benchmarking data and software to support compensation administration.

Our Employee Experience business focuses on the provision of solutions including employee insight and listening tools, talent assessment tools and services, communication and change management services.

Revenue for our career-related businesses is partly seasonal in nature, with heightened activity in the second half of the calendar year during the annual compensation, benefits, and survey cycles. While these businesses enjoy long-term relationships with many clients, work in several practices is often project-based and can be sensitive to economic changes. The businesses benefit from regulatory changes affecting our clients that require strategic advice, program changes and communication, as well as the focus on ESG as a component of executive and board pay, the redefinition of jobs, work location and career paths as technology disaggregates work, and the recalibration of pay and the employee experience amidst shifting labor markets.

Benefits Delivery & Outsourcing

Our Benefits Delivery & Outsourcing businesses include Benefits Delivery & Administration (‘BDA’) and Technology and Administration Solutions (‘TAS’).

The BDA business provides primary medical and ancillary benefit exchange and outsourcing services to active employees and retirees across both the group and individual markets, primarily in the U.S.

A significant portion of the revenue in this business is recurring in nature, driven by either the commissions from the policies we sell, or from long-term service contracts with our clients that typically range from three to five years. Revenue across this business is seasonal and is generally higher in the fourth quarter as it is driven when typical annual enrollment activity occurs.

BDA provides services via two related offerings:

Benefits Outsourcing is focused on serving active employee groups for clients across the U.S. Working closely with other HWC businesses, we use our proprietary technology to provide a suite of health and welfare and pension administration outsourcing services, including tools to enable benefit modeling, decision support, enrollment and benefit choice. Drawing on expertise in H&B and Retirement to create high-performing benefit plan designs, we believe we are well-positioned to help clients of all sizes simplify their benefits delivery, while lowering the total costs of benefits and related administration.

Individual Marketplace offers decision support processes and tools to connect consumers with insurance carriers in private individual and Medicare markets. Individual Marketplace serves both employer-based and direct-to-consumer populations through its end-to-end consumer acquisition and engagement platforms, which tightly integrate call routing technology, an efficient quoting and enrollment engine, a customer relations management system and deep links with insurance carriers. By leveraging its multiple distribution channels and diverse product portfolio, Individual Marketplace offers solutions to a broad consumer base, helping individuals compare, purchase and use health insurance products, tools and information for life.

Our TAS business provides pension outsourcing services to hundreds of clients across multiple industries. Our TAS team focuses on clients outside of the U.S. where our services are supported by high quality administration teams using robust technology platforms. Given the nature of the work, our revenue is distributed generally evenly across the year.

With ongoing servicing requirements and multi-year contracts in place, we have high client retention rates. We are the leading administrator among the 200 largest pension plans in the U.K., as well as a leader in Germany.

For both our defined benefit and defined contribution administration services, we use highly-automated processes and technology to enable benefit plan members to access and manage their records, perform self-service functions and improve their understanding of their benefits. Our technology also provides trustees and HR teams with timely management information to monitor activity and service levels and reduce administration costs.

Risk & Broking

The Risk & Broking (‘R&B’) segment provides a broad range of risk advice, insurance brokerage and consulting services to clients worldwide ranging from small businesses to multinational corporations.

The segment comprises two primary businesses:

Corporate Risk & Broking (‘CRB’)

The ‘CRB’ business places more than $25 billion of premiums into the insurance markets on an annual basis, and delivers integrated global solutions tailored to client needs, underpinned by data and analytics through a balanced matrix of global lines of business across all of the Company’s three geographical areas: North America, Europe (including Great Britain) and International.

The global lines of business include:

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

Global Markets Direct & Facultative — Operating in the major wholesale reinsurance hubs across the world, including London, Bermuda, Singapore, Hong Kong and Shanghai, solutions are delivered both directly to clients for the most complex property and casualty risks and as facultative reinsurance placements where we serve as an intermediary for insurance companies. Facultative solutions are provided across various classes of risk for our insurer clients, some of which may also be direct clients of WTW. The aim is to deliver optimum results for our clients by getting the right risk to the right market by the right broker, be it local, wholesale or facultative every time.

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

Financial Solutions — Financial Solutions provides insurance broking services and specialized risk advice related to credit and political risk and crisis management, including terrorism, kidnap and ransom and contingency risk. Clients include international banks, leasing companies, commodity traders, export credit agencies, multinational corporations and sporting institutions.

Surety — The Global Surety team provides expertise in placing bonds across all industries and around the world. A surety bond is a financial instrument that guarantees contractual performance, statutory compliance, and financial assurance for domestic and international companies.

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

Insurance Consulting and Technology (‘ICT’)

ICT is a global business that provides advice and technology solutions to the insurance industry. We leverage our industry experience, strategic perspective and analytical skills to help clients measure and manage risk and capital, improve business performance and create a sustainable competitive advantage. Our services include software and technology, risk and capital management, products and product pricing, financial and regulatory reporting, financial and capital modeling, M&A, outsourcing and business management.

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

Certain costs under the Transformation program are accounted for under ASC 420, Exit or Disposal Cost Obligation, and are included as restructuring costs in the condensed consolidated statements of comprehensive income. For the three months ended March 31, 2022, restructuring charges under our Transformation program totaled $6 million. Other costs incurred under the Transformation program are included in transaction and transformation, net and were $5 million for the three months ended March 31, 2022. From the actions taken through the first quarter of 2022, we have identified an additional $16 million of annualized run-rate savings in the quarter, and $36 million of cumulative annualized run-rate savings identified to date since the inception of the program. Savings are primarily attributable to the reduction of real estate and technology costs and the benefits from the program have begun to be recognized during 2022.

For a discussion of some of the risks associated with the Transformation program, see Part I, Item 1A ‘Risk Factors’ in our Annual Report on Form 10-K, filed with the SEC on February 24, 2022.

Financial Statement Overview

For all prior-year period financial information presented herein, the operating results of Willis Re have been reclassified as discontinued operations (see Note 3 — Acquisitions and Divestitures within Part I, Item 1 ‘Financial Statements’ in this Form 10-Q for additional information).

The table below sets forth our summarized condensed consolidated statements of comprehensive income and data as a percentage of revenue for the periods indicated.

	Three Months Ended March 31,
	2022		2021
	($ in millions, except per share data)
Revenue	$2,160	100%	$2,228	100%
Costs of providing services
Salaries and benefits	1,318	61%	1,419	64%
Other operating expenses	486	23%	400	18%
Depreciation	66	3%	71	3%
Amortization	85	4%	103	5%
Restructuring costs	6	—%	—	—%
Transaction and transformation, net	20	1%	24	1%
Total costs of providing services	1,981		2,017
Income from operations	179	8%	211	9%
Interest expense	(49)	(2)%	(59)	(3)%
Other income, net	27	1%	438	20%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	157	7%	590	26%
Provision for income taxes	(43)	(2)%	(44)	(2)%
INCOME FROM CONTINUING OPERATIONS	114	5%	546	25%
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	11	1%	190	9%
Income attributable to non-controlling interests	(3)	—%	(3)	—%
NET INCOME ATTRIBUTABLE TO WTW	$122	6%	$733	33%
Diluted earnings per share from continuing operations	$0.94		$4.17

Consolidated Revenue (Continuing Operations)

Revenue for both the three months ended March 31, 2022 and 2021 was $2.2 billion, a decrease of $68 million, or 3%, on an as-reported basis. Adjusting for the impacts of foreign currency and acquisitions and disposals, our organic revenue growth was 2% for the three months ended March 31, 2022. The increase in organic revenue was driven by our HWC segment.

Our revenue can be materially impacted by changes in currency conversions, which can fluctuate significantly over the course of a calendar year. For the three months ended March 31, 2022, currency translation decreased our consolidated revenue by $54 million. The primary currencies driving this change were the Euro and Pound sterling.

The following table details our top five markets based on the percentage of consolidated revenue (in U.S. dollars) from the countries where work was performed for the three months ended March 31, 2022. These figures do not represent the currency of the related revenue, which is presented in the next table.

Geographic Region	% of Revenue
United States	46%
United Kingdom	19%
France	7%
Germany	4%
Canada	3%

The table below details the approximate percentage of our revenue and expenses from continuing operations by transactional currency for the three months ended March 31, 2022.

Transactional Currency	Revenue	Expenses (i)
U.S. dollars	52%	53%
Pounds sterling	12%	17%
Euro	21%	14%
Other currencies	15%	16%

(i)
These percentages exclude certain expenses for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. These items include amortization of intangible assets and transaction and transformation, net.

The following table sets forth the total revenue for the three months ended March 31, 2022 and 2021 and the components of the change in total revenue for the three months ended March 31, 2022, as compared to the prior year period. The components of the revenue change may not add due to rounding.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Three Months Ended March 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2022	2021	Change	Impact	Change	Divestitures	Change
	($ in millions)
Revenue	$2,160	$2,228	(3)%	(2)%	(1)%	(2)%	2%

Definitions of Constant Currency Change and Organic Change are included under the section entitled ‘Non-GAAP Financial Measures’ elsewhere within Item 2 of this Form 10-Q.

Segment Revenue

For further information on our segment reorganization and a full description of our businesses, please see ‘Segment Reorganization’ elsewhere within Part I, Item 2 of this Quarterly Report on Form 10-Q.

Segment revenue excludes amounts that were directly incurred on behalf of our clients and reimbursed by them (reimbursed expenses); however, these amounts are included in consolidated revenue.

The Company experiences seasonal fluctuations in its revenue. Revenue is typically higher during the Company’s first and fourth quarters due primarily to the timing of broking-related activities.

Within the tables presented below, the components of revenue change provided may not add due to rounding. The prior-year segment information has been conformed to the current-year presentation.

HWC Revenue

The following table sets forth HWC revenue for the three months ended March 31, 2022 and 2021 and the components of the change in revenue for the three months ended March 31, 2022 from the three months ended March 31, 2021.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Three Months Ended March 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2022	2021	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$1,244	$1,233	1%	(2)%	3%	—%	2%

HWC segment revenue for both the three months ended March 31, 2022 and 2021 was $1.2 billion. Organic growth was led by the Health business, primarily due to an increase in consulting assignments in North America. Career also contributed strong growth, driven by market demand for reward-based advisory services and compensation benchmarking products as new work models become increasingly prevalent. Wealth revenue increased, with growth in the Investment business from its expanded client base. Benefits Delivery & Outsourcing revenue declined as a result of a shift in the timing of revenue, which we expect to normalize on a full-year basis, coupled with lower growth in Medicare Advantage revenue.

R&B Revenue

The following table sets forth R&B revenue for the three months ended March 31, 2022 and 2021 and the components of the change in revenue for the three months ended March 31, 2022 from the three months ended March 31, 2021.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Three Months Ended March 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2022	2021	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$891	$924	(4)%	(4)%	—%	—%	—%

R&B segment revenue for the three months ended March 31, 2022 and 2021 was $891 million and $924 million, respectively. On an organic basis, Insurance Consulting and Technology grew from both increased advisory work and software sales. The growth was largely offset by a decline in revenue in Corporate Risk & Broking due to headwinds from book-of-business sales recorded in the comparable period last year. Excluding $15 million of book-of-business sales activity, revenue increased modestly, primarily from new business in North America in the FINEX and M&A lines. The year-over-year decline in Russia-related revenue was $14 million.

Costs of Providing Services (Continuing Operations)

For all prior-year period financial information presented herein, the operating results of Willis Re have been reclassified as discontinued operations (see Note 3 — Acquisitions and Divestitures within Part I, Item 1 ‘Financial Statements’ in this Form 10-Q for additional information).

Total costs of providing services for both the three months ended March 31, 2022 and 2021 were $2.0 billion, a decrease of $36 million, or 2%. See the following discussion for further details.

Salaries and Benefits

Salaries and benefits for the three months ended March 31, 2022 were $1.3 billion, compared to $1.4 billion for the three months ended March 31, 2021, a decrease of $101 million, or 7%. The decrease in the current year is mostly due to lower incentive and benefit accruals for the period. Salaries and benefits, as a percentage of revenue, represented 61% and 64% for the three months ended March 31, 2022 and 2021, respectively.

Other Operating Expenses

Other operating expenses for the three months ended March 31, 2022 were $486 million, compared to $400 million for the three months ended March 31, 2021, an increase of $86 million, or 22%. The increase was primarily due to asset impairments, mostly accounts receivables, related to Russian insurance contracts placed by U.K. brokers in the London market (see Note 3 — Acquisitions and Divestitures within Part I, Item 1 ‘Financial Statements’ in this Form 10-Q for additional information) and higher business insurance costs for the current year as compared to the prior year.

Depreciation

Depreciation for the three months ended March 31, 2022 was $66 million, compared to $71 million for the three months ended March 31, 2021, a decrease of $5 million, or 7%. The year-over-year decrease was primarily due to a lower depreciable base of assets resulting from business disposals over the last two years and a lower dollar value of assets placed in service during 2021.

Amortization

Amortization for the three months ended March 31, 2022 was $85 million, compared to $103 million for the three months ended March 31, 2021, a decrease of $18 million, or 17%. Our intangible amortization is generally more heavily weighted to the initial years of the useful lives of the related intangibles, and therefore amortization related to intangible assets will continue to decrease over time.

Restructuring Costs

Restructuring costs for the three months ended March 31, 2022 were $6 million primarily related to the real estate rationalization component of the Transformation program commenced by the Company during the fourth quarter of 2021 (see ‘Transformation Program’ within this Part I, Item 2 and Note 6 — Restructuring Costs within Part I, Item 1 ‘Financial Statements’ of this Quarterly Report on Form 10-Q).

Transaction and Transformation, Net

Transaction and transformation, net for the three months ended March 31, 2022 were $20 million, compared to $24 million for the three months ended March 31, 2021. Transaction and transformation expenses for the current year were comprised of consulting fees related to the Transformation program (see ‘Transformation Program’ within this Part I, Item 2), as well as legal fees and other transaction costs. Transaction and transformation, net for the prior-year period were comprised primarily of legal fees related to our then-proposed combination with Aon.

Income from Operations

Income from operations for the three months ended March 31, 2022 was $179 million, compared to $211 million for the three months ended March 31, 2021, a decrease of $32 million. This decrease resulted primarily from the asset impairment expense discussed above and lower revenue, partially offset by lower incentive compensation accruals in the current quarter.

Interest Expense

Interest expense for the three months ended March 31, 2022 was $49 million, compared to $59 million for the three months ended March 31, 2021, a decrease of $10 million, or 17%. This decrease was primarily the result of lower levels of indebtedness in the current year.

Other Income, Net

Other income, net for the three months ended March 31, 2022 was $27 million, compared to $438 million for the three months ended March 31, 2021. Other income for the current year primarily consisted of pension income partially offset by the loss on the Russian deconsolidation. Other income, net in the prior-year period consisted primarily of the net gain on disposal of our Miller business (see Note 3 – Acquisitions and Divestitures in Part I, Item 1 ‘Financial Statements’ in this Form 10-Q).

Provision for Income Taxes

Provision for income taxes for the three months ended March 31, 2022 was $43 million, compared to $44 million for the three months ended March 31, 2021, a decrease of $1 million. The effective tax rate was 27.5% for the three months ended March 31, 2022, and 7.4% for the three months ended March 31, 2021. These effective tax rates are calculated using extended values from our condensed consolidated statements of comprehensive income and are therefore more precise tax rates than can be calculated from rounded values. The prior quarter effective tax rate was lower due to the tax-exempt disposal of our Miller business. Additionally, the current quarter effective tax rate includes the tax effect of the divestment of our Russia business.

Income from Discontinued Operations, Net of Tax

Income from discontinued operations, net of tax for the three months ended March 31, 2022 was $11 million, compared to $190 million for the three months ended March 31, 2021, a decrease of $179 million. The operations of our Willis Re business were reclassified to discontinued operations upon our entering into an agreement to sell the business during the third quarter of 2021 (see Note 3 – Acquisitions and Divestitures in Part I, Item 1 ‘Financial Statements’ in this Form 10-Q). Income from discontinued

operations in the current year is attributable to the operations of the deferred closing entities and run-off activity associated with the divestiture.

Net Income Attributable to WTW

Net income attributable to WTW for the three months ended March 31, 2022 was $122 million, compared to $733 million for the three months ended March 31, 2021, a decrease of $611 million, or 83%. This decrease was primarily due to the prior-year gain on the sale of the Miller business, lower net income from the discontinued operations of our Willis Re business, the asset impairment expense discussed above and lower revenue, partially offset by lower incentive compensation accruals in the current quarter.

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

Based on our current balance sheet and cash flows, current market conditions and information available to us at this time, we believe that WTW has access to sufficient liquidity, which includes all of the borrowing capacity available to draw against our $1.5 billion revolving credit facility, to meet our cash needs for the next twelve months, including investments in the business for growth, scheduled debt repayments, share repurchases and dividend payments. During the three months ended March 31, 2022, we repurchased $2.3 billion of shares, and have authorization to repurchase an additional $1.6 billion. Additionally, we intend to refinance our €540 million ($609 million) of 2.125% senior notes, which mature during the second quarter 2022. The timing, tenor, currency and size of such a refinancing will be determined based on market conditions.

From time to time, we will consider whether to repurchase shares based on many factors, including market and economic conditions, applicable legal requirements and other business considerations. The share repurchase program has no termination date and may be suspended or discontinued at any time.

During the prior year, the operating results and balance sheets of Willis Re were reclassified to discontinued operations. Willis Re’s operating cash flows approximate its pre-tax income and any adjustments for working capital movements (see Note 3 — Acquisitions and Divestitures in Part I, Item 1 ‘Financial Statements’ within this Quarterly Report on Form 10-Q). Certain costs historically allocated to the Willis Re business are included in continuing operations and were retained following the disposal, but are expected to be partially offset by reimbursements through the TSA. Costs incurred to service the TSA are expected to be reduced as part of the Company’s Transformation program as quickly as possible when the services are no longer required by Gallagher.

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

Cash and Cash Equivalents

Our cash and cash equivalents at March 31, 2022 totaled $2.2 billion, compared to $4.5 billion at December 31, 2021. The decrease in cash from December 31, 2021 to March 31, 2022 was due primarily to $2.3 billion of share repurchases.

Additionally, we had all of the borrowing capacity available to draw against our $1.5 billion revolving credit facility at both March 31, 2022 and December 31, 2021.

Included within cash and cash equivalents at March 31, 2022 and December 31, 2021 are amounts held for regulatory capital adequacy requirements, including $119 million and $120 million, respectively, held within our regulated U.K. entities.

Summarized Condensed Consolidated Cash Flows

The following table presents the summarized condensed consolidated cash flow information for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Net cash from/(used in):
Operating activities	$21	$(128)
Investing activities	74	429
Financing activities	(2,580)	(832)
DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH (i)	(2,485)	(531)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(34)	(60)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD (i)	7,691	6,301
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (i)	$5,172	$5,710

(i)
The amounts of cash, cash equivalents and restricted cash, their respective classification on the condensed consolidated balance sheets, as well as their respective portions of the increase or decrease in cash, cash equivalents and restricted cash for each of the periods presented have been included in Note 19 — Supplemental Disclosures of Cash Flow Information within Part I, Item I ‘Financial Statements’ within this Quarterly Report on Form 10-Q.

Cash Flows From/(Used In) Operating Activities

Cash flows from operating activities were $21 million for the three months ended March 31, 2022, compared to cash flows used in operating activities of $128 million for the three months ended March 31, 2021. The $21 million of net cash used in operating activities for the three months ended March 31, 2022 included net income of $125 million and $281 million of favorable non-cash adjustments, partially offset by unfavorable changes in operating assets and liabilities of $385 million. This increase in cash flows from operations as compared to the prior year was primarily due to the absence of the net legal settlement payments of $185 million made last year, partially offset by higher bonus payments and lower reinsurance-related cash collections in the current quarter.

The $128 million of net cash used in operating activities for the three months ended March 31, 2021 included net income of $736 million, offset by $171 million of unfavorable non-cash adjustments and by unfavorable changes in operating assets and liabilities of $693 million.

Cash Flows From Investing Activities

Cash flows from investing activities for the three months ended March 31, 2022 were $74 million as compared to $429 million for the three months ended March 31, 2021. The cash flows from investing activities for the three months ended March 31, 2022 primarily include sales of investments of $200 million, partially offset by capital expenditures and capitalized software additions of $46 million and an acquisition of $68 million made during the first quarter of 2022. The cash flows from investing activities in the prior year period primarily included the net proceeds from the sale of Miller of $696 million, partially offset by cash and fiduciary funds transferred on disposal of $216 million and capital expenditures and capitalized software additions of $51 million.

Cash Flows Used In Financing Activities

Cash flows used in financing activities for the three months ended March 31, 2022 were $2.6 billion. The significant financing activities included share repurchases of $2.3 billion, $211 million of net payments from fiduciary funds held for clients and dividend payments of $98 million.

Cash flows used in financing activities for the three months ended March 31, 2021 were $832 million. The significant financing activities included the full payment of our $500 million of 5.750% senior notes, $199 million of net payments from fiduciary funds held for clients and dividend payments of $92 million.

Indebtedness

Total debt, total equity, and the capitalization ratios at March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021
	($ in millions)
Long-term debt	$3,975	$3,974
Current debt	599	613
Total debt	$4,574	$4,587

Total WTW shareholders’ equity	$11,004	$13,260

Capitalization ratio	29.4%	25.7%

The capitalization ratio increased from December 31, 2021 primarily due to $2.3 billion of share repurchases during the three months ended March 31, 2022.

At March 31, 2022, our mandatory debt repayment over the next twelve months includes $599 million outstanding on our Euro-denominated 2.125% senior notes due 2022.

At March 31, 2022 and December 31, 2021, we were in compliance with all financial covenants.

Fiduciary Funds

As an intermediary, we hold funds, generally in a fiduciary capacity, for the account of third parties, typically as the result of premiums received from clients that are in transit to insurers and claims due to clients that are in transit from insurers. We also hold funds for clients of our benefits account businesses. These fiduciary funds are included in fiduciary assets on our condensed consolidated balance sheets. We present the equal and corresponding fiduciary liabilities related to these fiduciary funds representing amounts or claims due to our clients or premiums due on their behalf to insurers on our condensed consolidated balance sheets.

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

At March 31, 2022 and December 31, 2021, we had fiduciary funds of $3.1 billion and $3.4 billion, respectively, of which $616 million and $719 million, respectively, are attributable to our Willis Re business.

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

At March 31, 2022, approximately $1.6 billion remained on the current repurchase authority. The maximum number of shares that could be repurchased based on the closing price of our ordinary shares on March 31, 2022 of $236.22 was 6,869,233.

During the three months ended March 31, 2022, the Company had the following share repurchase activity:

Three Months Ended March 31, 2022
Shares repurchased	9,860,414
Average price per share	$228.19
Aggregate repurchase cost (excluding broker costs)	$2.3 billion

Capital Commitments

Capital expenditures for fixed assets and software for internal use were $31 million during the three months ended March 31, 2022. The Company estimates that there will be additional such expenditures, which includes those incurred under its Transformation program, in the range of $160 million - $210 million during the remainder of 2022. We currently expect cash from operations to adequately provide for these cash needs. There have been no material changes to our capital commitments since December 31, 2021.

Dividends

Total cash dividends of $98 million were paid during the three months ended March 31, 2022. In February 2022, the board of directors approved a quarterly cash dividend of $0.82 per share ($3.28 per share annualized rate), which was paid on April 15, 2022 to shareholders of record as of March 31, 2022.

Supplemental Guarantor Financial Information

As of March 31, 2022, WTW has issued the following debt securities (the ‘notes’):

a)
Willis North America Inc. (‘Willis North America’) has approximately $2.9 billion senior notes outstanding, of which $650 million were issued on May 16, 2017, $1.0 billion were issued on September 10, 2018, $1.0 billion were issued on September 10, 2019, and $275 million were issued on May 29, 2020; and
b)
Trinity Acquisition plc has approximately $1.7 billion senior notes outstanding, of which $525 million were issued on August 15, 2013, $550 million were issued on March 22, 2016 and €540 million ($609 million) were issued on May 26, 2016, and a $1.5 billion revolving credit facility, on which no balance was outstanding at March 31, 2022.

The following table presents a summary of the entities that issue each note and those wholly-owned subsidiaries of the Company that guarantee each respective note on a joint and several basis as of March 31, 2022. These subsidiaries are all consolidated by Willis Towers Watson plc (the ‘parent company’) and together with the parent company comprise the ‘Obligor group’.

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

Each member of the Obligor group has only a stockholder’s claim on the assets of the non-guarantor subsidiaries. This stockholder’s claim is junior to the claims that creditors have against those non-guarantor subsidiaries. Holders of the notes will only be creditors of the Obligor group and not creditors of the non-guarantor subsidiaries. As a result, all of the existing and future liabilities of the non-guarantor subsidiaries, including any claims of trade creditors and preferred stockholders, will be structurally senior to the notes. As of and for the periods ended March 31, 2022 and December 31, 2021, the non-guarantor subsidiaries represented substantially all of the total assets and accounted for substantially all of the total revenue of the Company prior to consolidating adjustments. The non-guarantor subsidiaries have other liabilities, including contingent liabilities that may be significant. Each indenture does not contain any limitations on the amount of additional debt that the Obligor group and the non-guarantor subsidiaries may incur. The amounts of this debt could be substantial, and this debt may be debt of the non-guarantor subsidiaries, in which case this debt would be effectively senior in right of payment to the notes.

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

Intercompany balances and transactions between members of the Obligor group have been eliminated. All intercompany balances and transactions between the Obligor group and the non-guarantor subsidiaries have been presented in the disclosures below on a net presentation basis, rather than a gross basis, as this better reflects the nature of the intercompany positions and presents the funding or funded position that is to be received or owed. The intercompany balances and transactions between the Obligor group and non-guarantor subsidiaries, presented below, relate to a number of items including loan funding for acquisitions and other purposes, transfers of surplus cash between subsidiary companies, funding provided for working capital purposes, settlement of expense accounts, transactions related to share-based payment arrangements and share issuances, intercompany royalty arrangements, intercompany dividends and intercompany interest. At March 31, 2022 and December 31, 2021, the intercompany balances of the Obligor group with non-guarantor subsidiaries were net receivables of $700 million at both balance sheet dates presented and net payables of $10.6 billion and $8.1 billion, respectively.

No balances or transactions of non-guarantor subsidiaries are presented in the disclosures other than the intercompany items noted above.

Presented below is certain summarized financial information for the Obligor group.

`	As of March 31, 2022	As of December 31, 2021
	(in millions)
Total current assets	$152	$243
Total non-current assets	833	862
Total current liabilities	9,216	7,747
Total non-current liabilities	6,289	5,298

Three months ended March 31, 2022
(in millions)
Revenue	$42
Loss from operations	(23)
Loss from operations before income taxes (i)	(132)
Net loss	(117)
Net loss attributable to WTW	(117)

(i)
Includes intercompany expense, net of the Obligor group from non-guarantor subsidiaries of $35 million for the three months ended March 31, 2022.

Non-GAAP Financial Measures

In order to assist readers of our condensed consolidated financial statements in understanding the core operating results that WTW’s management uses to evaluate the business and for financial planning purposes, we present the following non-GAAP measures and their most directly comparable U.S. GAAP measure:

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

Within the measures referred to as ‘adjusted’, we adjust for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. Some of these items may not be applicable for the current quarter, however they may be part of our full-year results. These items include the following:

•
Income from discontinued operations, net of tax – Adjustment to remove the after-tax income from discontinued operations and the after-tax gain attributable to the divestiture of our Willis Re business.
•
Restructuring costs and transaction and transformation, net – Management believes it is appropriate to adjust for restructuring costs and transaction and transformation, net when they relate to a specific significant program with a defined set of activities and costs that are not expected to continue beyond a defined period of time, or significant acquisition-related transaction expenses. We believe the adjustment is necessary to present how the Company is performing, both now and in the future when the incurrence of these costs will have concluded.
•
Impairment – Adjustment to remove the impairment related to the net assets of our Russian business that are held outside of our Russian entities.
•
Gains and losses on disposals of operations – Adjustment to remove the gains or losses resulting from disposed operations that have not been classified as discontinued operations.
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
•
Tax effects of internal reorganizations – Relates to the U.S. income tax expense resulting from the completion of internal reorganizations of the ownership of certain businesses that reduced the investments held by our U.S.-controlled subsidiaries.

These non-GAAP measures are not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies. Non-GAAP measures should be considered in addition to, and not as a substitute for, the information contained within our condensed consolidated financial statements.

For all prior-year period financial information presented herein (with the exception of Free Cash Flow), the operating results of Willis Re have been reclassified as discontinued operations (see Note 3 — Acquisitions and Divestitures within Part I, Item 1 ‘Financial Statements’ in this Form 10-Q for additional information).

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

The constant currency and organic change results, and a reconciliation from the reported results for consolidated revenue are included in the ‘Consolidated Revenue (Continuing Operations)’ section within this Form 10-Q. These measures are also reported by segment in the ‘Segment Revenue’ section within this Form 10-Q.

A reconciliation of the reported changes to the constant currency and organic changes for the three months ended March 31, 2022 from the three months ended March 31, 2021 is as follows. Note: the components of revenue change may not add due to rounding.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Three Months Ended March 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2022	2021	Change	Impact	Change	Divestitures	Change
	($ in millions)
Revenue	$2,160	$2,228	(3)%	(2)%	(1)%	(2)%	2%

Adjusting for the impacts of foreign currency and acquisitions and disposals in the calculation of our organic activity, our revenue grew by 2% for the three months ended March 31, 2022. The increase in organic revenue was driven by our HWC segment.

Adjusted Operating Income/Margin

We consider adjusted operating income/margin to be important financial measures, which are used internally to evaluate and assess our core operations and to benchmark our operating results against our competitors.

Adjusted operating income is defined as income from operations adjusted for impairment, amortization, restructuring costs, transaction and transformation, net and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results. Adjusted operating income margin is calculated by dividing adjusted operating income by revenue.

Reconciliations of income from operations to adjusted operating income for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Income from operations	$179	$211
Adjusted for certain items:
Impairment	81	—
Amortization	85	103
Restructuring costs	6	—
Transaction and transformation, net	20	24
Adjusted operating income	$371	$338

Income from operations margin	8.3%	9.5%
Adjusted operating income margin	17.2%	15.2%

Adjusted operating income increased for the three months ended March 31, 2022 to $371 million, from $338 million for the three months ended March 31, 2021. This increase was primarily due to lower salary and benefits costs in the current quarter, partially offset by lower revenue.

Adjusted EBITDA/Margin

We consider adjusted EBITDA/margin to be important financial measures, which are used internally to evaluate and assess our core operations, to benchmark our operating results against our competitors and to evaluate and measure our performance-based compensation plans.

Adjusted EBITDA is defined as net income adjusted for income from discontinued operations, net of tax, provision for income taxes, interest expense, impairment, depreciation and amortization, restructuring costs, transaction and transformation, net, gains and losses on disposals of operations and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results. Adjusted EBITDA margin is calculated by dividing adjusted EBITDA by revenue.

Reconciliations of net income to adjusted EBITDA for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,
	2022	2021
	(in millions)
NET INCOME	$125	$736
Income from discontinued operations, net of tax	(11)	(190)
Provision for income taxes	43	44
Interest expense	49	59
Impairment	81	—
Depreciation	66	71
Amortization	85	103
Restructuring costs	6	—
Transaction and transformation, net	20	24
Loss/(gain) on disposal of operations	54	(359)
Adjusted EBITDA	$518	$488

Net income margin	5.8%	33.0%
Adjusted EBITDA margin	24.0%	21.9%

Adjusted EBITDA for the three months ended March 31, 2022 was $518 million, compared to $488 million for the three months ended March 31, 2021. This increase was primarily due to lower salary and benefits costs in the current quarter, partially offset by lower revenue.

Adjusted Net Income and Adjusted Diluted Earnings Per Share

Adjusted net income is defined as net income attributable to WTW adjusted for income from discontinued operations, net of tax, impairment, amortization, restructuring costs, transaction and transformation, net, gains and losses on disposals of operations and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results and the related tax effect of those adjustments and the tax effects of internal reorganizations. This measure is used solely for the purpose of calculating adjusted diluted earnings per share.

Adjusted diluted earnings per share is defined as adjusted net income divided by the weighted-average number of shares of common stock, diluted. Adjusted diluted earnings per share is used to internally evaluate and assess our core operations and to benchmark our operating results against our competitors.

Reconciliations of net income attributable to WTW to adjusted diluted earnings per share for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,
	2022	2021
	($ in millions)
NET INCOME ATTRIBUTABLE TO WTW	$122	$733
Adjusted for certain items:
Income from discontinued operations, net of tax	(11)	(190)
Impairment	81	—
Amortization	85	103
Restructuring costs	6	—
Transaction and transformation, net	20	24
Loss/(gain) on disposal of operations	54	(359)
Tax effect on certain items listed above (i)	(42)	(27)
Adjusted net income	$315	$284

Weighted-average shares of common stock — diluted	118	130

Diluted earnings per share	$1.03	$5.63
Adjusted for certain items (ii) :
Income from discontinued operations, net of tax	(0.09)	(1.46)
Impairment	0.68	—
Amortization	0.72	0.79
Restructuring costs	0.05	—
Transaction and transformation, net	0.17	0.18
Loss/(gain) on disposal of operations	0.46	(2.76)
Tax effect on certain items listed above (i)	(0.36)	(0.21)
Adjusted diluted earnings per share	$2.66	$2.18

(i)
The tax effect was calculated using an effective tax rate for each item.
(ii)
Per share values and totals may differ due to rounding.

Our adjusted diluted earnings per share increased for the three months ended March 31, 2022 as compared to the prior year primarily due to lower salary and benefits costs in the current quarter and a lower weighted-average outstanding share count due to our share repurchase activity in the current year.

Adjusted Income Before Taxes and Adjusted Income Taxes/Tax Rate

Adjusted income before taxes is defined as income from operations before income taxes adjusted for impairment, amortization, restructuring costs, transaction and transformation, net, gains and losses on disposals of operations and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results. Adjusted income before taxes is used solely for the purpose of calculating the adjusted income tax rate.

Adjusted income taxes/tax rate is defined as the provision for income taxes adjusted for taxes on certain items of impairment, amortization, restructuring costs, transaction and transformation, net, gains and losses on disposals of operations, the tax effects of internal reorganizations and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results, divided by adjusted income before taxes. Adjusted income taxes is used solely for the purpose of calculating the adjusted income tax rate.

Management believes that the adjusted income tax rate presents a rate that is more closely aligned to the rate that we would incur if not for the reduction of pre-tax income for the adjusted items and the tax effects of internal reorganizations, which are not core to our current and future operations.

Reconciliations of income from operations before income taxes to adjusted income before taxes and provision for income taxes to adjusted income taxes for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,
	2022	2021
	($ in millions)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$157	$590
Adjusted for certain items:
Impairment	81	—
Amortization	85	103
Restructuring costs	6	—
Transaction and transformation, net	20	24
Loss/(gain) on disposal of operations	54	(359)
Adjusted income before taxes	$403	$358

Provision for income taxes	$43	$44
Tax effect on certain items listed above (i)	42	27
Adjusted income taxes	$85	$71

U.S. GAAP tax rate	27.5%	7.4%
Adjusted income tax rate	21.1%	19.7%

(i)
The tax effect was calculated using an effective tax rate for each item.

Our U.S. GAAP tax rates were 27.5% and 7.4% for the three months ended March 31, 2022 and 2021, respectively. The prior quarter effective tax rate was lower due to the tax-exempt disposal of our Miller business. Additionally, the current quarter effective tax rate includes the tax effect of the divestment of our Russia business.

Our adjusted income tax rates were 21.1% and 19.7% for the three months ended March 31, 2022 and 2021, respectively. The current quarter adjusted tax rate is higher due to the distribution of geographical income.

Free Cash Flow

Free cash flow is defined as cash flows from operating activities less cash used to purchase fixed assets and software for internal use. Free cash flow is a liquidity measure and is not meant to represent residual cash flow available for discretionary expenditures.

Management believes that free cash flow presents the core operating performance and cash generating capabilities of our business operations.

Reconciliations of cash flows (used in)/from operating activities to free cash flow for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Cash flows from/(used in) operating activities	$21	$(128)
Less: Additions to fixed assets and software for internal use	(31)	(37)
Free cash flow	$(10)	$(165)

The favorable movement in free cash flows in the first quarter of 2022 was due to the absence of the net legal settlement payments of $185 million made last year, partially offset by higher bonus payments and lower reinsurance-related cash collections in the current quarter.

Additionally, the free cash flow for the prior year period presented includes the operating cash flows of Willis Re. Willis Re’s operating cash flows approximate its pre-tax income and any adjustments for working capital movements (see Note 3 — Acquisitions and Divestitures within Part I, Item 1 ‘Financial Statements’ in this Form 10-Q for additional information), the absence of which is expected to be partially made up by reimbursements through the TSA.

Critical Accounting Estimates

There were no material changes from the Critical Accounting Estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have considered changes in our exposure to market risks during the three months ended March 31, 2022 and have determined that there have been no material changes to our exposure to market risks from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022. However, we have provided the following information to supplement or update our disclosures on our Form 10-K.

Interest Income on Fiduciary Funds

As described in our Form 10-K, we are exposed to interest rate risk. Specifically, as a result of our operating activities, we receive cash for premiums and claims which we deposit in short-term investments denominated in U.S. dollars and other currencies. We earn interest on these funds, which is included in our condensed consolidated financial statements as interest income. These funds are regulated in terms of access and the instruments in which they may be invested, most of which are short-term in maturity. At March 31, 2022, we held $1.6 billion of fiduciary funds invested in interest-bearing accounts. If short-term interest rates increased or decreased by 25 basis points, interest earned on these invested fiduciary funds, and therefore our interest income recognized, would increase or decrease by approximately $4 million on an annualized basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2022, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (‘CEO’) and the Chief Financial Officer (‘CFO’), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined by Exchange Act Rule 13a-15(e). Based upon that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures are effective in ensuring that the information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the CEO and the CFO, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Most of our employees who are involved in our financial reporting processes and controls continue to work remotely following the onset of the COVID-19 pandemic and are expected to do so for the foreseeable future. COVID-19 has not had any specific impact to the design or operating effectiveness of our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1 regarding our legal proceedings is incorporated by reference herein from Part I, Item 1 Note 14 — Commitments and Contingencies - Legal Proceedings of the notes to the condensed consolidated financial statements in this Form 10-Q for the quarter ended March 31, 2022.

ITEM 1A. RISK FACTORS

Except as described below, there are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K, filed with the SEC on February 24, 2022. We urge you to read the risk factors contained therein.

Our business, financial condition and results of operations may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the crisis in Ukraine. Although the length and impact of the ongoing situation is highly unpredictable, the crisis in Ukraine could lead to further market disruptions.

Additionally, as we announced on March 13, 2022, we intend to transfer ownership of our Russian subsidiary to local management who will operate independently in the Russian market. In 2021, this business constituted approximately 1% of our consolidated revenue. The transfer is in the process of being documented and implemented, subject to any required regulatory approvals and conditions. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business.

Sanctions imposed by the U.S., the E.U., the U.K. and other countries, as well as Russian counter-sanctions, are extensive. Additional sanctions and penalties have also been enacted, proposed and/or threatened. Russian actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. The ramifications of the hostilities and sanctions, however, may not be limited to Russia and Russian companies but may spill over to and negatively impact other regional and global economic markets (including Europe and the United States), companies in other countries (particularly those that have done business with Russia) and various sectors, industries and markets for securities and commodities globally, such as oil and natural gas. Accordingly, the actions discussed above and the potential for a wider conflict could increase financial market volatility, cause severe negative effects on regional and global economic markets, industries, and companies. In addition, Russia may take retaliatory actions and other countermeasures, including cyberattacks and espionage against other countries and companies around the world, which may negatively impact such countries and companies. The extent and duration of the Russian actions or future escalation of such hostilities, the extent and impact of existing and future sanctions, market disruptions and volatility, and the result of any diplomatic negotiations cannot be predicted.

Any of the above-mentioned factors could adversely affect our business, prospects, financial condition and operating results. The extent and duration of the crisis, sanctions and resulting market disruptions are impossible to predict, but could be substantial.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2022, no shares were issued by the Company without registration under the Securities Act of 1933, as amended.

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

The following table presents specified information about the Company’s repurchases of its ordinary shares in the first quarter of 2022 and the Company’s remaining repurchase authority.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2022 through January 31, 2022	3,244,661	$230.87	3,244,661	13,484,986
February 1, 2022 through February 28, 2022	3,305,686	$227.16	3,305,686	10,179,300
March 1, 2022 through March 31, 2022	3,310,067	$226.58	3,310,067	6,869,233
	9,860,414	$228.19	9,860,414

At March 31, 2022 the maximum number of shares that may yet be purchased under the existing stock repurchase plan is 6,869,233, with approximately $1.6 billion remaining on the current open-ended repurchase authority granted by the board. An estimate of the maximum number of shares under the existing authorities was determined using the closing price of our ordinary shares on March 31, 2022 of $236.22.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1

Form of Executive Officer Time-Based Restricted Share Unit Award Agreement under the 2022 Long-Term Incentive Compensation Program (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on February 28, 2022).†

10.2

Form of Executive Officer Performance-Based Restricted Share Unit Award Agreement under the 2022 Long-Term Incentive Compensation Program (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on February 28, 2022).†

10.3

Willis Towers Watson Severance and Change in Control Pay Plan for U.S. Executives, dated as of February 22, 2022 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by the Company on February 28, 2022).†

10.4

Willis Towers Watson Severance and Change in Control Pay Plan for Non-U.S. Executives, dated as of February 22, 2022 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by the Company on February 28, 2022). †

22.1	List of Issuers and Guarantor Subsidiaries (incorporated by reference to Exhibit 22.1 to the Form 10-Q filed by the Company on October 28, 2021).
31.1	Certification of the Registrant’s Chief Executive Officer, Carl A. Hess, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*
31.2	Certification of the Registrant’s Chief Financial Officer, Andrew J. Krasner, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*
32.1

Certification of the Registrant’s Chief Executive Officer, Carl A. Hess, and Chief Financial Officer, Andrew J. Krasner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

Willis Towers Watson Public Limited Company
(Registrant)

/s/ Carl A. Hess		April 28, 2022
Name:	Carl A. Hess	Date
Title:	Chief Executive Officer

/s/ Andrew J. Krasner		April 28, 2022
Name:	Andrew J. Krasner	Date
Title:	Chief Financial Officer

/s/ Joseph S. Kurpis		April 28, 2022
Name:	Joseph S. Kurpis	Date
Title:	Principal Accounting Officer and Controller