Form 10-Q
period 2022-06-30
WILLIS TOWERS WATSON PLC
filed 2022-07-28
CIK 1140536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 25, 2022, there were outstanding 109,965,562 ordinary shares, nominal value $0.000304635 per share, of the registrant.

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

INDEX TO FORM 10-Q

For the Three and Six Months Ended June 30, 2022

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
•
the risks related to changes in general economic (including a possible recession), business and political conditions, including changes in the financial markets and inflation;
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
•
the loss of key employees or a large number of employees and any rehiring;
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
•
adverse changes in our credit ratings;
•
the impact of recent or potential changes to U.S. or foreign laws and the enactment of additional, or the revision of existing, state, federal, and/or foreign laws and regulations, recent judicial decisions and the development of case law, other regulations and any policy changes and legislative actions, including the impact of such changes on our effective tax rate;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Statements of Comprehensive Income

(In millions of U.S. dollars, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$2,031	$2,091	$4,191	$4,319
Costs of providing services
Salaries and benefits	1,259	1,317	2,577	2,736
Other operating expenses	393	384	879	784
Depreciation	65	72	131	143
Amortization	83	97	168	200
Restructuring costs	56	—	62	—
Transaction and transformation, net	38	51	58	75
Total costs of providing services	1,894	1,921	3,875	3,938
Income from operations	137	170	316	381
Interest expense	(51)	(52)	(100)	(111)
Other income, net	93	74	120	512
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	179	192	336	782
Provision for income taxes	(19)	(75)	(62)	(119)
INCOME FROM CONTINUING OPERATIONS	160	117	274	663
(LOSS)/INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	(46)	69	(35)	259
NET INCOME	114	186	239	922
Income attributable to non-controlling interests	(5)	(2)	(8)	(5)
NET INCOME ATTRIBUTABLE TO WTW	$109	$184	$231	$917

EARNINGS PER SHARE
Basic earnings per share:
Income from continuing operations per share	$1.38	$0.89	$2.31	$5.07
(Loss)/income from discontinued operations per share	(0.41)	0.53	(0.30)	1.99
Basic earnings per share	$0.97	$1.42	$2.01	$7.06
Diluted earnings per share:
Income from continuing operations per share	$1.38	$0.88	$2.31	$5.05
(Loss)/income from discontinued operations per share	(0.41)	0.53	(0.30)	1.99
Diluted earnings per share	$0.97	$1.41	$2.01	$7.04

Comprehensive (loss)/income before non-controlling interests	$(130)	$219	$(61)	$1,005
Comprehensive income attributable to non-controlling interests	(5)	(2)	(8)	(7)
Comprehensive (loss)/income attributable to WTW	$(135)	$217	$(69)	$998

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Balance Sheets

(In millions of U.S. dollars, except share data)

(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$1,920	$4,486
Fiduciary assets	11,988	11,014
Accounts receivable, net	2,025	2,370
Prepaid and other current assets	432	612
Current assets held for sale	5	6
Total current assets	16,370	18,488
Fixed assets, net	744	851
Goodwill	10,158	10,183
Other intangible assets, net	2,408	2,555
Right-of-use assets	621	720
Pension benefits assets	1,002	971
Other non-current assets	1,206	1,202
Total non-current assets	16,139	16,482
TOTAL ASSETS	$32,509	$34,970
LIABILITIES AND EQUITY
Fiduciary liabilities	$11,988	$11,014
Deferred revenue and accrued expenses	1,534	1,926
Current debt	—	613
Current lease liabilities	137	150
Other current liabilities	969	1,015
Current liabilities held for sale	64	6
Total current liabilities	14,692	14,724
Long-term debt	4,720	3,974
Liability for pension benefits	638	757
Deferred tax liabilities	804	845
Provision for liabilities	378	375
Long-term lease liabilities	645	734
Other non-current liabilities	215	253
Total non-current liabilities	7,400	6,938
TOTAL LIABILITIES	22,092	21,662
COMMITMENTS AND CONTINGENCIES
EQUITY (i)
Additional paid-in capital	10,855	10,804
Retained earnings	1,971	4,645
Accumulated other comprehensive loss, net of tax	(2,486)	(2,186)
Treasury shares, at cost, 128,391 shares in 2022 and 17,519 in 2021	(3)	(3)
Total WTW shareholders’ equity	10,337	13,260
Non-controlling interests	80	48
Total equity	10,417	13,308
TOTAL LIABILITIES AND EQUITY	$32,509	$34,970

(i)
Equity includes (a) Ordinary shares $0.000304635 nominal value; Authorized 1,510,003,775; Issued 110,207,079 (2022) and 122,055,815 (2021); Outstanding 110,096,207 (2022) and 122,055,815 (2021) and (b) Preference shares, $0.000115 nominal value; Authorized 1,000,000,000 and Issued none in 2022 and 2021.

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Statements of Cash Flows

(In millions of U.S. dollars)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$239	$922
Adjustments to reconcile net income to total net cash from operating activities:
Depreciation	131	143
Amortization	168	201
Impairment	81	—
Non-cash restructuring charges	49	—
Non-cash lease expense	64	73
Net periodic benefit of defined benefit pension plans	(80)	(81)
Provision for doubtful receivables from clients	12	8
(Benefit from)/provision for deferred income taxes	(45)	56
Share-based compensation	47	52
Net loss/(gain) on disposal of operations	96	(357)
Non-cash foreign exchange gain	(1)	(4)
Other, net	(12)	(12)
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable	180	(39)
Other assets	(111)	(91)
Other liabilities	(573)	(506)
Provisions	13	1
Net cash from operating activities	258	366
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	(60)	(79)
Capitalized software costs	(33)	(27)
Acquisitions of operations, net of cash acquired	(76)	—
Proceeds from sale of operations	—	696
Cash and fiduciary funds transferred in sale of operations	(12)	(216)
Sale of investments	200	—
Net cash from investing activities	19	374
CASH FLOWS USED IN FINANCING ACTIVITIES
Senior notes issued	750	—
Debt issuance costs	(5)	—
Repayments of debt	(583)	(515)
Repurchase of shares	(2,721)	—
Proceeds from issuance of shares	1	2
Net proceeds/(payments) from fiduciary funds held for clients	85	(246)
Payments of deferred and contingent consideration related to acquisitions	(20)	(17)
Cash paid for employee taxes on withholding shares	(5)	(1)
Dividends paid	(189)	(269)
Acquisitions of and dividends paid to non-controlling interests	(3)	(21)
Net cash used in financing activities	(2,690)	(1,067)
DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH (i)	(2,413)	(327)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(170)	(50)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD (i)	7,691	6,301
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (i)	$5,108	$5,924

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

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Statements of Changes in Equity

(In millions of U.S. dollars and number of shares in thousands)

(Unaudited)

	Six Months Ended June 30, 2022
	Shares outstanding	Additional paid-in capital	Retained earnings	Treasury shares	AOCL (i)	Total WTW shareholders’ equity	Non-controlling interests	Total equity
Balance as of December 31, 2021	122,056	$10,804	$4,645	$(3)	$(2,186)	$13,260	$48	$13,308
Shares repurchased	(9,860)	—	(2,250)	—	—	(2,250)	—	(2,250)
Net income	—	—	122	—	—	122	3	125
Dividends declared ($0.82 per share)	—	—	(94)	—	—	(94)	—	(94)
Dividends attributable to non-controlling interests	—	—	—	—	—	—	(1)	(1)
Other comprehensive loss	—	—	—	—	(56)	(56)	—	(56)
Issuance of shares under employee stock compensation plans	17	1	—	—	—	1	—	1
Share-based compensation and net settlements	—	20	—	—	—	20	—	20
Acquisition of non-controlling interests	—	—	—	—	—	—	21	21
Foreign currency translation	—	1	—	—	—	1	—	1
Balance as of March 31, 2022	112,213	$10,826	$2,423	$(3)	$(2,242)	$11,004	$71	$11,075
Shares repurchased	(2,144)	—	(471)	—	—	(471)	—	(471)
Net income	—	—	109	—	—	109	5	114
Dividends declared ($0.82 per share)	—	—	(90)	—	—	(90)	—	(90)
Dividends attributable to non-controlling interests	—	—	—	—	—	—	(2)	(2)
Other comprehensive loss	—	—	—	—	(244)	(244)	—	(244)
Issuance of shares under employee stock compensation plans	27	—	—	—	—	—	—	—
Share-based compensation and net settlements	—	22	—	—	—	22	—	22
Sale of non-controlling interests	—	—	—	—	—	—	6	6
Foreign currency translation	—	7	—	—	—	7	—	7
Balance as of June 30, 2022	110,096	$10,855	$1,971	$(3)	$(2,486)	$10,337	$80	$10,417

(i)
Accumulated other comprehensive loss, net of tax (‘AOCL’).

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

The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that can be expected for the entire year. The Company experiences seasonal fluctuations of its revenue. Revenue is typically higher during the Company’s first and fourth quarters due primarily to the timing of broking-related activities. The results reflect certain estimates and assumptions made by management, including those estimates used in calculating acquisition consideration and fair value of tangible and intangible assets and liabilities, professional liability claims, estimated bonuses, valuation of billed and unbilled receivables, and anticipated tax liabilities that affect the amounts reported in the condensed consolidated financial statements and related notes.

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

Note 3 — Acquisitions and Divestitures

Acquisitions

The Company completed acquisitions during the six months ended June 30, 2022 for cash payments of $106 million and contingent considerations with estimated fair values totaling $22 million.

Divestment of Russian Business

During the first quarter of 2022, WTW announced its intention to transfer ownership of its Russian subsidiaries to local management who will operate independently in the Russian market. Due to the sanctions and prohibitions on certain types of business and activities, WTW deconsolidated its Russian entities on March 14, 2022. The transfer of its Russian subsidiaries to local management was completed on the agreed-upon terms on July 18, 2022, and the transfer was registered in Russia on July 25, 2022. The deconsolidation in the first quarter of 2022 resulted in a loss of $57 million, which includes an allocation of Risk & Broking goodwill, and was recognized as a loss on disposal of a business within other income, net on our condensed consolidated statement of comprehensive income. Further, certain Russian insurance contracts were placed historically by our U.K. brokers into the London market, the majority of which were under multi-year terms resulting in both current and non-current accounts receivables. Total net assets impaired, including accounts receivable balances related to our Russian business that are held outside of our Russian entities, were $81 million during the three months ended March 31, 2022. This impairment charge was recorded in other operating expenses on our condensed consolidated statement of comprehensive income.

Willis Re Divestiture

On August 13, 2021, the Company entered into a definitive agreement to sell its treaty-reinsurance business (‘Willis Re’) to Arthur J. Gallagher & Co. (‘Gallagher’), a leading global provider of insurance, risk management and consulting services, for total upfront cash consideration of $3.25 billion plus an earnout payable in 2025 of up to $750 million in cash, subject to certain adjustments. The deal was subject to required regulatory approvals and clearances, as well as other customary closing conditions, and was completed on December 1, 2021 (‘Principal Closing’). Although the majority of the Willis Re businesses transferred to Gallagher at Principal Closing, the assets and liabilities of certain Willis Re businesses were not transferred to Gallagher at the time due to local territory restrictions (‘Deferred Closing’). The Deferred Closing for all but one business was completed during the second quarter of 2022, and all net earnings of the Deferred Closing businesses accumulated between the Principal Closing and Deferred Closing remain payable to Gallagher at June 30, 2022. The Company recognized a preliminary pre-tax gain of $2.3 billion upon completion of the sale in 2021, and during the second quarter of 2022, WTW recognized a $60 million reduction to the pre-tax gain related to an updated estimate of the working capital transferred upon disposal. The final purchase price adjustment is still pending commercial settlement with Gallagher, and further adjustments to the gain may be recognized. The gain is subject to tax in certain jurisdictions, mainly in the U.S., and is predominantly tax-exempt in the U.K.

In connection with the transaction, the Company reclassified the results of its Willis Re operations as discontinued operations on its condensed consolidated statements of comprehensive income and reclassified Willis Re assets and liabilities as held for sale on its condensed consolidated balance sheets. The condensed consolidated cash flow statements were not adjusted for the divestiture. Willis Re was previously included in the Company's former Investment, Risk and Reinsurance segment. The amounts owed as part of the Deferred Closing continue to be presented as held for sale on the condensed consolidated balance sheets at June 30, 2022 and December 31, 2021, and the results of these businesses following the Principal Closing until their respective Deferred Closing dates have been included in income from discontinued operations on the condensed consolidated statements of comprehensive income.

The Company will account for the earnout as a gain contingency and therefore did not record any receivables upon close. Rather, the earnout will be recognized in the Company’s condensed consolidated financial statements, if it is received, in 2025.

A number of services are continuing under a cost reimbursement Transition Services Agreement (‘TSA’) in which WTW is providing Gallagher support including real estate leases, information technology, payroll, human resources and accounting. These services are expected to be provided for a period not to exceed two years from the Principal Closing. Fees earned under the TSA were $11 million and $23 million during the three and six months ended June 30, 2022 and have been recognized as a reduction to the costs incurred to service the TSA and are included in continuing operations within other operating expenses on the condensed consolidated statements of comprehensive income. Costs incurred to service the TSA are expected to be reduced as part of the Company’s Transformation program (see Note 6 — Restructuring Costs for a description of the program) as quickly as possible when the services are no longer required by Gallagher.

The following selected financial information relates to the operations of Willis Re for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue from discontinued operations	$12	$195	$40	$557
Costs of providing services
Salaries and benefits	2	90	8	194
Other operating expenses	1	14	1	31
Amortization	—	1	—	1
Total costs of providing services	3	105	9	226
Other income, net	—	—	—	1
Income from discontinued operations before income taxes	9	90	31	332
Adjustment to gain on disposal of Willis Re	(61)	—	(63)	—
Benefit from/(provision for) income taxes	5	(21)	2	(73)
Net income receivable/(payable) to Gallagher on Deferred Closing	1	—	(5)	—
(Loss)/income from discontinued operations, net of tax	$(46)	$69	$(35)	$259

The expense amounts reflected above represent only the direct costs attributable to the Willis Re business and exclude allocations of corporate costs that will be retained following the sale. Neither the discontinued operations presented above, nor the unallocated corporate costs, reflect the impact of any cost reimbursement that will be received under the TSA.

Amounts classified as held for sale within our condensed consolidated balance sheets at both June 30, 2022 and December 31, 2021 are related to amounts payable as part of the Deferred Closing as well as the estimated purchase price adjustment at June 30, 2022. Certain amounts included in the condensed consolidated balance sheets have been excluded from the held-for-sale balances disclosed since the assets are not transferring under the terms of the sale agreement, and instead will be settled by the Company. At June 30, 2022 and December 31, 2021, the amounts of significant assets and liabilities related to the Willis Re businesses which were not transferred in the sale and are therefore not classified as held for sale on the condensed consolidated balance sheets are $3.9 billion and $2.6 billion of fiduciary assets and liabilities, $66 million and $71 million of accounts receivable and $127 million and $91 million of other current liabilities, respectively.

Miller Divestiture

On March 1, 2021, the Company completed the transaction to sell its U.K.-based, majority-owned wholesale subsidiary Miller for final total consideration of GBP 623 million ($818 million), which includes amounts paid to the minority shareholder. The $356 million net tax-exempt gain on the sale was included in Other income, net in the condensed consolidated statement of comprehensive income during the six months ended June 30, 2021. Prior to disposal, Miller was included within the Company's former Investment, Risk and Reinsurance segment.

Note 4 — Revenue

The prior-year period presented has been recast to exclude the revenue of Willis Re, which has been reclassified as discontinued operations on the Company’s condensed consolidated financial statements (see Note 3 – Acquisitions and Divestitures).

Disaggregation of Revenue

The Company reports revenue by segment in Note 5 — Segment Information. The following tables present revenue by service offering and segment, as well as reconciliations to total revenue for the three and six months ended June 30, 2022 and 2021. Along with reimbursable expenses and other, total revenue by service offering represents our revenue from customer contracts. The prior year segment information has been retrospectively adjusted to conform to the current year presentation.

	Three Months Ended June 30,
	HWC		R&B		Divested Businesses		Corporate (i)		Total
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Broking	$236	$206	$661	$688	$—	$9	$3	$—	$900	$903
Consulting	617	637	91	99	—	—	3	2	711	738
Outsourced administration	224	245	16	19	—	—	—	—	240	264
Other	62	87	48	45	—	—	—	1	110	133
Total revenue by service offering	1,139	1,175	816	851	—	9	6	3	1,961	2,038
Reimbursable expenses and other (i)	14	14	2	2	—	—	(3)	(2)	13	14
Total revenue from customer contracts	$1,153	$1,189	$818	$853	$—	$9	$3	$1	$1,974	$2,052
Interest and other income (ii)	20	4	36	34	—	—	1	1	57	39
Total revenue	$1,173	$1,193	$854	$887	$—	$9	$4	$2	$2,031	$2,091

	Six Months Ended June 30,
	HWC		R&B		Divested Businesses		Corporate (i)		Total
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Broking	$507	$456	$1,357	$1,405	$—	$54	$7	$—	$1,871	$1,915
Consulting	1,270	1,289	195	200	—	6	5	4	1,470	1,499
Outsourced administration	474	509	43	48	—	—	—	—	517	557
Other	126	148	109	102	—	—	—	2	235	252
Total revenue by service offering	2,377	2,402	1,704	1,755	—	60	12	6	4,093	4,223
Reimbursable expenses and other (i)	27	27	5	3	—	—	(1)	—	31	30
Total revenue from customer contracts	$2,404	$2,429	$1,709	$1,758	$—	$60	$11	$6	$4,124	$4,253
Interest and other income (ii)	26	10	39	54	—	—	2	2	67	66
Total revenue	$2,430	$2,439	$1,748	$1,812	$—	$60	$13	$8	$4,191	$4,319

(i)
Reimbursable expenses and other, as well as Corporate revenue, are excluded from segment revenue, but included in total revenue on the condensed consolidated statements of comprehensive income. Amounts included in Corporate revenue may include eliminations and impacts from hedged revenue transactions.
(ii)
Interest and other income is included in segment revenue and total revenue, however it has been presented separately in the above tables because it does not arise directly from contracts with customers. In 2022, both HWC and R&B’s interest and other income resulted primarily from book-of-business settlements. For HWC, these amounts totaled $15 million and $18 million, respectively, for three and six months ended June 30, 2022. For R&B, these amounts totaled $30 million for both the three and six months ended June 30, 2022. In the three and six months ended 2021, HWC had no significant settlements, and R&B had settlements totaling $31 million and $47 million, respectively.

The following tables present revenue by the geography where our work is performed for the three and six months ended June 30, 2022 and 2021. Reconciliations to total revenue on our condensed consolidated statements of comprehensive income and to segment revenue are shown in the table above. The prior year geographic information has been retrospectively adjusted to conform to the current year presentation.

	Three Months Ended June 30,
	HWC		R&B		Divested Businesses		Corporate		Total
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
North America	$756	$738	$333	$327	$—	$5	$2	$2	$1,091	$1,072
Europe	293	348	351	383	—	4	3	1	647	736
International	90	89	132	141	—	—	1	—	223	230
Total revenue by geography	$1,139	$1,175	$816	$851	$—	$9	$6	$3	$1,961	$2,038

	Six Months Ended June 30,
	HWC		R&B		Divested Businesses		Corporate		Total
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
North America	$1,535	$1,510	$610	$593	$—	$10	$4	$4	$2,149	$2,117
Europe	646	706	831	882	—	50	7	2	1,484	1,640
International	196	186	263	280	—	—	1	—	460	466
Total revenue by geography	$2,377	$2,402	$1,704	$1,755	$—	$60	$12	$6	$4,093	$4,223

Contract Balances

The Company reports accounts receivable, net on the condensed consolidated balance sheet, which includes billed and unbilled receivables and current contract assets. In addition to accounts receivable, net, the Company had the following non-current contract assets and deferred revenue balances at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Billed receivables, net of allowance for doubtful accounts of $46 million and $45 million	$1,325	$1,504
Unbilled receivables	439	431
Current contract assets	261	435
Accounts receivable, net	$2,025	$2,370
Non-current accounts receivable, net	$13	$23
Non-current contract assets	$599	$532
Deferred revenue	$622	$576

During the three and six months ended June 30, 2022, revenue of $59 million and $310 million, respectively, was recognized that was reflected as deferred revenue at December 31, 2021. During the three months ended June 30, 2022, revenue of $222 million was recognized that was reflected as deferred revenue at March 31, 2022.

During the three and six months ended June 30, 2022, the Company recognized revenue of $2 million and $5 million, respectively, related to performance obligations satisfied prior to 2022.

Performance Obligations

The Company has contracts for which performance obligations have not been satisfied as of June 30, 2022 or have been partially satisfied as of this date. The following table shows the expected timing for the satisfaction of the remaining performance obligations. This table does not include contract renewals or variable consideration, which was excluded from the transaction prices in accordance with the guidance on constraining estimates of variable consideration.

In addition, in accordance with ASC 606, Revenue From Contracts With Customers (‘ASC 606’), the Company has elected not to disclose the remaining performance obligations when one or both of the following circumstances apply:

•
Performance obligations which are part of a contract that has an original expected duration of less than one year, and
•
Performance obligations satisfied in accordance with ASC 606-10-55-18 (‘right to invoice’).

	Remainder of 2022	2023	2024 onward	Total
Revenue expected to be recognized on contracts as of June 30, 2022	$331	$642	$746	$1,719

Since most of the Company’s contracts are cancellable with less than one year’s notice, and have no substantive penalty for cancellation, the majority of the Company’s remaining performance obligations as of June 30, 2022 have been excluded from the table above.

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

For the disclosures below, the prior-year periods presented have been recast to exclude the results of Willis Re, which has been reclassified as discontinued operations on the Company’s condensed consolidated financial statements (see Note 3 – Acquisitions and Divestitures).

The following table presents segment revenue and segment operating income for our reportable segments for the three months ended June 30, 2022 and 2021. The prior year information has been retrospectively adjusted to conform to the current year presentation.

	Three Months Ended June 30,
	HWC		R&B		Total
	2022	2021	2022	2021	2022	2021
Segment revenue	$1,159	$1,179	$852	$885	$2,011	$2,064

Segment operating income	$217	$218	$168	$204	$385	$422

The following table presents segment revenue and segment operating income for our reportable segments for the six months ended June 30, 2022 and 2021. The prior year information has been retrospectively adjusted to conform to the current year presentation.

	Six Months Ended June 30,
	HWC		R&B		Total
	2022	2021	2022	2021	2022	2021
Segment revenue	$2,403	$2,412	$1,743	$1,809	$4,146	$4,221

Segment operating income	$474	$460	$360	$407	$834	$867

The following table presents reconciliations of the information reported by segment to the Company’s condensed consolidated statements of comprehensive income amounts reported for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Total segment revenue	$2,011	$2,064	$4,146	$4,221
Divested businesses	—	9	—	60
Reimbursable expenses and other	20	18	45	38
Revenue	$2,031	$2,091	$4,191	$4,319

Total segment operating income	$385	$422	$834	$867
Divested businesses	—	(19)	—	(29)
Impairment (i)	—	—	(81)	—
Amortization	(83)	(97)	(168)	(200)
Restructuring costs	(56)	—	(62)	—
Transaction and transformation, net (ii)	(38)	(51)	(58)	(75)
Unallocated, net (iii)	(71)	(85)	(149)	(182)
Income from operations	137	170	316	381
Interest expense	(51)	(52)	(100)	(111)
Other income, net	93	74	120	512
Income from continuing operations before income taxes	$179	$192	$336	$782

(i)
Represents the impairment related to the net assets of our Russian business that are held outside of our Russian entities (see Note 3 — Acquisitions and Divestitures for further information).
(ii)
In 2022, in addition to legal fees and other transaction costs, includes primarily consulting fees related to the Transformation program (see Note 6 — Restructuring Costs). In 2021, includes fees related to our then-proposed Aon combination.
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

Certain costs under the Transformation program are accounted for under ASC 420, Exit or Disposal Cost Obligation, and are included as restructuring costs in the condensed consolidated statements of comprehensive income. Other costs incurred under the Transformation program are included in transaction and transformation, net and were $26 million and $31 million for the three and six months ended June 30, 2022, respectively. An analysis of total restructuring costs incurred under the Transformation program by category and by segment and corporate functions, from commencement to June 30, 2022, is as follows:

	HWC	R&B	Corporate	Total
2021
Real estate rationalization	$—	$—	$19	$19
Technology modernization	—	5	—	5
Process optimization	—	—	—	—
Other	—	—	2	2
2022
Real estate rationalization	—	—	49	49
Technology modernization	—	—	12	12
Process optimization	1	—	—	1
Other	—	—	—	—
Total
Real estate rationalization	—	—	68	68
Technology modernization	—	5	12	17
Process optimization	1	—	—	1
Other	—	—	2	2
Total	$1	$5	$82	$88

A rollforward of the liability associated with cash-based charges related to restructuring costs associated with the Transformation program is as follows:

	Real estate rationalization	Technology modernization	Process optimization	Other	Total
Balance at October 1, 2021	$—	$—	$—	$—	$—
Charges incurred	—	—	—	2	2
Cash payments	—	—	—	(1)	(1)
Balance at December 31, 2021	—	—	—	1	1
Charges incurred	12	—	1	—	13
Cash payments	(8)	—	(1)	(1)	(10)
Balance at June 30, 2022	$4	$—	$—	$—	$4

Note 7 — Income Taxes

Provision for income taxes for the three and six months ended June 30, 2022 was $19 million and $62 million, respectively, compared to $75 million and $119 million for the three and six months ended June 30, 2021, respectively. The effective tax rates were 10.5% and 18.4% for the three and six months ended June 30, 2022, respectively, and 38.9% and 15.2% for the three and six months ended June 30, 2021, respectively. These effective tax rates are calculated using extended values from the Company’s condensed consolidated statements of comprehensive income and are, therefore, more precise tax rates than can be calculated from rounded values. The prior-year quarter effective tax rate was higher due to the discrete tax effect of the U.K. tax-rate increase enacted in the second quarter of 2021. Accordingly, the Company remeasured its U.K. deferred tax assets and liabilities, which resulted in a $40 million deferred tax expense in the prior-year period. Additionally, the current quarter effective tax rate includes certain discrete tax benefits primarily related to return-to-provision true ups.

The Company recognizes deferred tax balances related to the undistributed earnings of subsidiaries when it expects that it will recover those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of the investments. Historically, the Company has not provided taxes on cumulative earnings of its subsidiaries that have been reinvested indefinitely. As a result of its plans to restructure or distribute accumulated earnings of certain foreign operations, the Company has recorded an estimate of non-US withholding and state income taxes. However, the Company asserts that the historical cumulative earnings of its other subsidiaries are reinvested indefinitely and therefore does not provide deferred tax liabilities on these amounts.

The Company records valuation allowances against net deferred tax assets based on whether it is more likely than not that the deferred tax assets will be realized. It has liabilities for uncertain tax positions under ASC 740, Income Taxes, of $37 million, excluding interest and penalties. The Company believes the outcomes that are reasonably possible within the next 12 months may result in a reduction in the liability for uncertain tax positions of approximately $3 million to $6 million, excluding interest and penalties.

Note 8 — Goodwill and Other Intangible Assets

The components of goodwill are outlined below for the six months ended June 30, 2022. The prior year segment information has been retrospectively adjusted to conform to the current year presentation.

	HWC	R&B	Total
Balance at December 31, 2021:
Goodwill, gross	$7,904	$2,771	$10,675
Accumulated impairment losses	(130)	(362)	(492)
Goodwill, net - December 31, 2021	7,774	2,409	10,183
Goodwill acquired	—	97	97
Goodwill disposals	—	(18)	(18)
Foreign exchange	(35)	(69)	(104)
Balance at June 30, 2022:
Goodwill, gross	7,869	2,781	10,650
Accumulated impairment losses	(130)	(362)	(492)
Goodwill, net - June 30, 2022	$7,739	$2,419	$10,158

Other Intangible Assets

The following table reflects changes in the net carrying amounts of the components of finite-lived intangible assets for the six months ended June 30, 2022:

	Client relationships	Software	Trademark and trade name	Other	Total
Balance at December 31, 2021:
Intangible assets, gross	$3,794	$742	$1,039	$102	$5,677
Accumulated amortization	(2,118)	(701)	(257)	(46)	(3,122)
Intangible assets, net - December 31, 2021	1,676	41	782	56	2,555
Intangible assets acquired	60	—	1	—	61
Intangible asset disposals	(1)	—	—	(5)	(6)
Amortization	(118)	(23)	(21)	(6)	(168)
Foreign exchange	(33)	—	(1)	—	(34)
Balance at June 30, 2022:
Intangible assets, gross	3,760	723	1,038	96	5,617
Accumulated amortization	(2,176)	(705)	(277)	(51)	(3,209)
Intangible assets, net - June 30, 2022	$1,584	$18	$761	$45	$2,408

The weighted-average remaining life of amortizable intangible assets at June 30, 2022 was 12.7 years.

The table below reflects the future estimated amortization expense for amortizable intangible assets for the remainder of 2022 and for subsequent years:

Amortization
Remainder of 2022	$143
2023	261
2024	229
2025	208
2026	202
Thereafter	1,365
Total	$2,408

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

These derivatives were designated as hedging instruments and at June 30, 2022 and December 31, 2021 had total notional amounts of $134 million and $155 million, respectively, and had a net liability fair value of $5 million and a net asset fair value of $3 million, respectively.

At June 30, 2022, the Company estimates, based on current exchange rates, there will be $4 million of net derivative losses on forward exchange rates reclassified from accumulated other comprehensive loss into earnings within the next twelve months as the forecast transactions affect earnings. At June 30, 2022, our longest outstanding maturity was 1.7 years.

The effects of the material derivative instruments that are designated as hedging instruments on the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2022 and 2021 are below. Amounts pertaining to the ineffective portion of hedging instruments and those excluded from effectiveness testing were immaterial for the three and six months ended June 30, 2022 and 2021.

	(Loss)/gain recognized in OCI (effective element)
	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Forward exchange contracts	$(5)	$1	$(6)	$5

Location of gain/(loss) reclassified from Accumulated OCL into income (effective element)	Gain/(loss) reclassified from Accumulated OCL into income (effective element)
	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue	$1	$(1)	$1	$(2)
Salaries and benefits	(1)	2	1	3
Discontinued operations	—	2	—	3
	$—	$3	$2	$4

We also enter into foreign currency transactions, primarily to hedge certain intercompany loans and other balance sheet exposures in currencies other than the functional currency of a given entity. These derivatives are not generally designated as hedging instruments, and at June 30, 2022 and December 31, 2021, we had notional amounts of $2.0 billion and $2.9 billion, respectively. At June 30, 2022 and December 31, 2021, we had a net liability fair value of $11 million and a net asset fair value of $15 million, respectively.

The effects of derivatives that have not been designated as hedging instruments on the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2022 and 2021 are as follows:

		Loss recognized in income
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments:	Location of loss recognized in income	2022	2021	2022	2021
Forward exchange contracts	Other income, net	$(20)	$(13)	$(26)	$(29)

Note 10 — Debt

Current debt consists of the following:

	June 30, 2022	December 31, 2021
2.125% senior notes due 2022 (i)	$—	$613
	$—	$613

Long-term debt consists of the following:

	June 30, 2022	December 31, 2021
Revolving $1.5 billion credit facility	$—	$—
4.625% senior notes due 2023	250	249
3.600% senior notes due 2024	648	648
4.400% senior notes due 2026	547	546
4.650% senior notes due 2027	744	—
4.500% senior notes due 2028	597	597
2.950% senior notes due 2029	726	726
6.125% senior notes due 2043	271	271
5.050% senior notes due 2048	395	395
3.875% senior notes due 2049	542	542
	$4,720	$3,974

(i)
Notes issued in Euro (€540 million).

Senior Notes

On May 19, 2022, the Company, together with its wholly-owned subsidiary, Willis North America Inc. as issuer, completed an offering of $750 million aggregate principal amount of 4.650% senior notes due 2027 (‘2027 senior notes’). The effective interest rate of the 2027 senior notes is 4.79%, which includes the impact of the discount upon issuance. The 2027 senior notes will mature on June 15, 2027. Interest on the 2027 senior notes accrues from May 19, 2022 and will be paid in cash on June 15 and December 15 of each year, commencing on December 15, 2022. The net proceeds from this offering, after deducting the underwriting discount and estimated offering expenses, were approximately $744 million and were used to fully repay the €540 million ($582 million on the date of repayment) aggregate principal amount of the 2.125% Senior Notes due 2022 and related accrued interest, and for general corporate purposes.

At June 30, 2022 and December 31, 2021, we were in compliance with all financial covenants.

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

The following tables present our assets and liabilities measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021:

		Fair Value Measurements on a Recurring Basis at June 30, 2022
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds / exchange traded funds	Prepaid and other current assets and other non-current assets	$7	$—	$—	$7
	Fiduciary assets	131	—	—	131
Derivatives:
Derivative financial instruments (i)	Prepaid and other current assets and other non-current assets	$—	$2	$—	$2
Liabilities:
Contingent consideration:
Contingent consideration (ii)	Other current liabilities and other non-current liabilities	$—	$—	$56	$56
Derivatives:
Derivative financial instruments (i)	Other current liabilities and other non-current liabilities	$—	$18	$—	$18

		Fair Value Measurements on a Recurring Basis at December 31, 2021
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds / exchange traded funds	Prepaid and other current assets and other non-current assets	$9	$—	$—	$9
	Fiduciary assets	152	—	—	152
Certificates of deposit/term deposits	Prepaid and other current assets and other non-current assets	200	—	—	200
Derivatives:
Derivative financial instruments (i)	Prepaid and other current assets and other non-current assets	$—	$18	$—	$18
Liabilities:
Contingent consideration:
Contingent consideration (ii)	Other current liabilities and other non-current liabilities	$—	$—	$51	$51
Derivatives:
Derivative financial instruments (i)	Other current liabilities and other non-current liabilities	$—	$—	$—	$—

(i)
See Note 9 — Derivative Financial Instruments for further information on our derivative investments.
(ii)
Probability weightings are based on our knowledge of the past and planned performance of the acquired entity to which the contingent consideration applies. The fair value weighted-average discount rates used in our material contingent consideration calculations were 12.00% and 11.92% at June 30, 2022 and December 31, 2021, respectively. The range of these discount rates was 3.53% - 13.80% at June 30, 2022. Using different probability weightings and discount rates could result in an increase or decrease of the contingent consideration payable.

The following table summarizes the change in fair value of the Level 3 liabilities:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	June 30, 2022
Balance at December 31, 2021	$51
Obligations assumed	22
Payments	(20)
Realized and unrealized losses (i)	5
Foreign exchange	(2)
Balance at June 30, 2022	$56

(i)
Realized and unrealized losses include accretion and adjustments to contingent consideration liabilities, which are included within Interest expense and Other operating expenses, respectively, on the condensed consolidated statements of comprehensive income.

There were no significant transfers to or from Level 3 in the six months ended June 30, 2022.

Fair value information about financial instruments not measured at fair value

The following tables present our liabilities not measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Long-term note receivable	$65	$63	$69	$70
Liabilities:
Current debt	$—	$—	$613	$616
Long-term debt	$4,720	$4,465	$3,974	$4,453

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

Components of Net Periodic Benefit (Income)/Cost for Defined Benefit Pension and Post-retirement Welfare Plans

The following tables set forth the components of net periodic benefit (income)/cost for the Company’s defined benefit pension and PRW plans for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022				2021
	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW
Service cost	$19	$4	$5	$—	$20	$5	$6	$—
Interest cost	30	17	4	—	24	14	3	1
Expected return on plan assets	(82)	(37)	(9)	—	(77)	(43)	(10)	—
Settlement	—	—	—	—	—	1	—	—
Amortization of net loss	3	7	1	1	11	7	2	1
Amortization of prior service credit	—	(3)	—	(1)	—	(5)	—	(1)
Net periodic benefit (income)/cost	$(30)	$(12)	$1	$—	$(22)	$(21)	$1	$1

	Six Months Ended June 30,
	2022				2021
	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW
Service cost	$38	$7	$11	$—	$40	$9	$12	$—
Interest cost	59	36	8	1	47	28	6	1
Expected return on plan assets	(165)	(76)	(19)	—	(154)	(86)	(19)	—
Settlement	—	—	—	—	1	1	—	—
Amortization of net loss	7	15	2	1	22	14	3	1
Amortization of prior service credit	—	(6)	—	(2)	—	(9)	—	(2)
Net periodic benefit (income)/cost	$(61)	$(24)	$2	$—	$(44)	$(43)	$2	$—

Employer Contributions to Defined Benefit Pension Plans

The Company did not make any contributions to its U.S. plans during the six months ended June 30, 2022 and currently does not anticipate making contributions over the remainder of the fiscal year. The Company made contributions of $16 million to its U.K. plans for the six months ended June 30, 2022 and anticipates making additional contributions of $23 million for the remainder of the fiscal year. The Company made contributions of $18 million to its other plans for the six months ended June 30, 2022 and anticipates making additional contributions of $6 million for the remainder of the fiscal year.

Defined Contribution Plans

The Company made contributions to its defined contribution plans of $38 million and $80 million during the three and six months ended June 30, 2022, respectively, and $39 million and $82 million during the three and six months ended June 30, 2021, respectively.

Note 13 — Leases

The following tables present lease costs recorded on our condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Finance lease cost:
Amortization of right-of-use assets	$1	$1	$1	$1
Interest on lease liabilities	—	—	1	1
Operating lease cost	56	45	95	91
Short-term lease cost	—	1	—	1
Variable lease cost	16	13	34	26
Sublease income	(5)	(5)	(9)	(10)
Total lease cost, net	$68	$55	$122	$110

The total lease cost is recognized in different locations in our condensed consolidated statements of comprehensive income. Amortization of the finance lease right-of-use assets is included in depreciation, while the interest cost component of these finance leases is included in interest expense. All other costs are included in other operating expenses, with the exception of $26 million and $31 million, respectively, incurred during the three and six months ended June 30, 2022 that was included in restructuring costs (see Note 6 — Restructuring Costs) that primarily related to the acceleration of amortization of certain abandoned right-of-use assets and the payment of early termination fees. There are no significant lease costs that have been included as discontinued operations in the condensed consolidated statements of comprehensive income during the three and six months ended June 30, 2022 and 2021.

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

Errors and omissions claims, lawsuits, and other proceedings arising in the ordinary course of business are covered in part by professional indemnity or other appropriate insurance. The terms of this insurance vary by policy year. Regarding self-insured risks, the Company has established provisions which are believed to be adequate in light of current information and legal advice, or, in certain cases, where a range of loss exists, the Company accrues the minimum amount in the range if no amount within the range is a better estimate than any other amount. The Company adjusts such provisions from time to time according to developments. See Note 15 — Supplementary Information for Certain Balance Sheet Accounts for the amounts accrued at June 30, 2022 and December 31, 2021 in the condensed consolidated balance sheets.

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

Note 15 — Supplementary Information for Certain Balance Sheet Accounts

Additional details of specific balance sheet accounts are detailed below.

Prepaid and other current assets consist of the following:

	June 30, 2022	December 31, 2021
Prepayments and accrued income	$103	$137
Short-term investments	—	200
Deferred contract costs	64	74
Derivatives and investments	19	35
Deferred compensation plan assets	13	19
Corporate income and other taxes	176	82
Acquired renewal commissions receivable	8	11
Other current assets	49	54
Total prepaid and other current assets	$432	$612

Deferred revenue and accrued expenses consist of the following:

	June 30, 2022	December 31, 2021
Accounts payable, accrued liabilities and deferred income	$900	$898
Accrued discretionary and incentive compensation	384	811
Accrued vacation	185	145
Other employee-related liabilities	65	72
Total deferred revenue and accrued expenses	$1,534	$1,926

Provision for liabilities consists of the following:

	June 30, 2022	December 31, 2021
Claims, lawsuits and other proceedings	$314	$311
Other provisions	64	64
Total provision for liabilities	$378	$375

Other non-current liabilities consists of the following:

	June 30, 2022	December 31, 2021
Deferred compensation plan liability	$80	$109
Contingent and deferred consideration on acquisitions	41	27
Liabilities for uncertain tax positions	37	43
Finance leases	14	15
Other non-current liabilities	43	59
Total other non-current liabilities	$215	$253

Note 16 — Other Income, Net

Other income, net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gain/(loss) on disposal of operations (i)	$22	$(2)	$(32)	$357
Net periodic pension and postretirement benefit credits	69	72	140	148
Interest in earnings of associates and other investments	2	2	4	4
Foreign exchange (loss)/gain	(1)	2	5	3
Other	1	—	3	—
Other income, net	$93	$74	$120	$512

(i)
For both the three and six months ended June 30, 2022, includes a $24 million non-cash revaluation gain related to an acquisition completed in stages.

Certain prior-year period amounts within the table above have been reclassified to discontinued operations within the condensed consolidated statements of comprehensive income.

Note 17 — Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of non-controlling interests, and net of tax are provided in the following tables for the three and six months ended June 30, 2022 and 2021. These tables exclude amounts attributable to non-controlling interests, which are not material for further disclosure.

	Foreign currency translation (i)		Derivative instruments (i)		Defined pension and post-retirement benefit costs (ii)		Total
	2022	2021	2022	2021	2022	2021	2022	2021
Quarter-to-date activity:
Balance at March 31, 2022 and 2021, respectively	$(548)	$(398)	$8	$15	$(1,702)	$(1,928)	$(2,242)	$(2,311)
Other comprehensive (loss)/income before reclassifications	(246)	22	(2)	1	(4)	(1)	(252)	22
(Gain)/loss reclassified from accumulated other comprehensive loss (net of income tax benefit of $1 and $1, respectively)	—	—	—	(3)	8	14	8	11
Net current-period other comprehensive (loss)/income	(246)	22	(2)	(2)	4	13	(244)	33
Balance at June 30, 2022 and 2021, respectively	$(794)	$(376)	$6	$13	$(1,698)	$(1,915)	$(2,486)	$(2,278)

Year-to-date activity:
Balance at December 31, 2021 and 2020, respectively	$(489)	$(400)	$11	$9	$(1,708)	$(1,968)	$(2,186)	$(2,359)
Other comprehensive (loss)/income before reclassifications	(305)	(20)	(3)	8	(2)	—	(310)	(12)
Loss/(gain) reclassified from accumulated other comprehensive loss (net of income tax benefit of $4 and $7, respectively) (iii)	—	44	(2)	(4)	12	53	10	93
Net current-period other comprehensive (loss)/income	(305)	24	(5)	4	10	53	(300)	81
Balance at June 30, 2022 and 2021, respectively	$(794)	$(376)	$6	$13	$(1,698)	$(1,915)	$(2,486)	$(2,278)

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

At June 30, 2022 and 2021, there were 0.1 million and 0.3 million performance-based options outstanding, respectively, and 0.7 million and 0.6 million restricted performance-based stock units outstanding, respectively. At June 30, 2022, there were 0.4 million restricted time-based stock units outstanding; restricted time-based stock units were immaterial at June 30, 2021. The Company’s time-based share options were immaterial at June 30, 2022; there were 0.1 million time-based share options outstanding at June 30, 2021.

Basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income from continuing operations	$160	$117	$274	$663
Less: income attributable to non-controllable interests	(5)	(2)	(8)	(5)
Income from continuing operations attributable to WTW	$155	$115	$266	$658

(Loss)/income from discontinued operations, net of tax	$(46)	$69	$(35)	$259

Basic average number of shares outstanding	112	130	115	130
Dilutive effect of potentially issuable shares	—	—	—	—
Diluted average number of shares outstanding	112	130	115	130

Basic earnings per share from continuing operations attributable to WTW	$1.38	$0.89	$2.31	$5.07
Dilutive effect of potentially issuable shares	—	(0.01)	—	(0.02)
Diluted earnings per share from continuing operations attributable to WTW	$1.38	$0.88	$2.31	$5.05

Basic (loss)/earnings per share from discontinued operations, net of tax	$(0.41)	$0.53	$(0.30)	$1.99
Dilutive effect of potentially issuable shares	—	—	—	—
Diluted (loss)/earnings per share from discontinued operations, net of tax	$(0.41)	$0.53	$(0.30)	$1.99

For the three and six months ended June 30, 2022, 0.3 million and 0.2 million restricted stock units, respectively, were not included in the computation of the dilutive effect of potentially issuable shares because their effect was anti-dilutive. For both the three and six months ended June 30, 2021, 0.2 million restricted stock units were not included in the computation of the dilutive effect of potentially issuable shares because their effect was anti-dilutive. There were no anti-dilutive options for the three and six months ended June 30, 2022 and 2021.

Note 19 — Supplemental Disclosures of Cash Flow Information

Supplemental disclosures regarding cash flow information are as follows:

	Six months ended June 30,
	2022	2021
Supplemental disclosures of cash flow information:
Cash and cash equivalents	$1,920	$2,217
Fiduciary funds (included in fiduciary assets)	3,183	3,703
Cash and cash equivalents and fiduciary funds (included in current assets held for sale)	5	—
Other restricted cash (included in prepaids and other current assets)	—	4
Total cash, cash equivalents and restricted cash	$5,108	$5,924

(Decrease)/increase in cash, cash equivalents and other restricted cash	$(2,515)	$135
Increase/(decrease) in fiduciary funds	102	(462)
Total	$(2,413)	$(327)

Revision of previously issued financial statements - During the six months ended June 30, 2022, to reflect the guidance on restricted cash presentation in FASB ASC 230, Statement of Cash Flows, WTW corrected the classification of its fiduciary funds balances, in the amounts shown in the table above, on our condensed consolidated statements of cash flows, by including these amounts in the total cash, cash equivalents and restricted cash amounts held at each balance sheet date. As a result, cash, cash equivalents and restricted cash balances of $2.2 billion and $2.1 billion at June 30, 2021 and December 31, 2020, respectively, have been revised to $5.9 billion and $6.3 billion, respectively. Additionally, the effect of exchange rate changes on cash, cash equivalents and restricted cash has been updated to include the effect of exchange rate changes on the fiduciary funds balances.

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

We have transferred ownership of our Russian subsidiaries to our local management team on the agreed-upon terms. The Russian entities comprised approximately 1% of consolidated WTW revenue for 2021, primarily within our Risk & Broking segment. The lost profits from our Russia operations will, overall, create a modest margin headwind for the Company in 2022 and beyond. However, with the goal of offsetting this, we have taken action to deploy near-term cost-mitigation measures and to identify longer-term offsets. See ‘Disclaimer Regarding Forward-looking Statements’ and Part II, Item 1A ‘Risk Factors’ of this Quarterly Report on Form 10-Q for a discussion of the risks associated with expense actions.

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

Transformation Program

In the fourth quarter of 2021, we initiated a three-year ‘Transformation program’ designed to enhance operations, optimize technology and align our real estate footprint to our new ways of working. We expect the program to generate annual cost savings in excess of $300 million by the end of 2024. The program is expected to include cumulative costs of approximately $490 million and capital expenditures of approximately $260 million, for a total investment of $750 million. The main categories of charges will be in the following four areas:

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

Certain costs under the Transformation program are accounted for under ASC 420, Exit or Disposal Cost Obligation, and are included as restructuring costs in the condensed consolidated statements of comprehensive income. For the three and six months ended June 30, 2022, restructuring charges under our Transformation program totaled $56 million and $62 million, respectively. Other costs incurred under the Transformation program are included in transaction and transformation, net and were $26 million and $31 million for the three and six months ended June 30, 2022, respectively. From the actions taken through the second quarter of 2022, we have identified an additional $35 million of annualized run-rate savings during the quarter due to newly realized opportunities and incremental sources of value, and $71 million of cumulative annualized run-rate savings identified to date since the inception of the program, which savings overall are primarily attributable to the reduction of real estate and technology costs, as well as process optimization. The benefits from the program began to be recognized during 2022.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	($ in millions, except per share data)
Revenue	$2,031	100%	$2,091	100%	$4,191	100%	$4,319	100%
Costs of providing services
Salaries and benefits	1,259	62%	1,317	63%	2,577	61%	2,736	63%
Other operating expenses	393	19%	384	18%	879	21%	784	18%
Depreciation	65	3%	72	3%	131	3%	143	3%
Amortization	83	4%	97	5%	168	4%	200	5%
Restructuring costs	56	3%	—	—%	62	1%	—	—%
Transaction and transformation, net	38	2%	51	2%	58	1%	75	2%
Total costs of providing services	1,894		1,921		3,875		3,938
Income from operations	137	7%	170	8%	316	8%	381	9%
Interest expense	(51)	(3)%	(52)	(2)%	(100)	(2)%	(111)	(3)%
Other income, net	93	5%	74	4%	120	3%	512	12%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	179	9%	192	9%	336	8%	782	18%
Provision for income taxes	(19)	(1)%	(75)	(4)%	(62)	(1)%	(119)	(3)%
INCOME FROM CONTINUING OPERATIONS	160	8%	117	6%	274	7%	663	15%
(LOSS)/INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	(46)	(2)%	69	3%	(35)	(1)%	259	6%
Income attributable to non-controlling interests	(5)	—%	(2)	—%	(8)	—%	(5)	—%
NET INCOME ATTRIBUTABLE TO WTW	$109	5%	$184	9%	$231	6%	$917	21%
Diluted earnings per share from continuing operations	$1.38		$0.88		$2.31		$5.05

Consolidated Revenue (Continuing Operations)

Revenue was $2.0 billion for the three months ended June 30, 2022, compared to $2.1 billion for the three months ended June 30, 2021, a decrease of $60 million, or 3%, on an as-reported basis. Adjusting for the impacts of foreign currency and acquisitions and disposals, our organic revenue growth was 3% for the three months ended June 30, 2022. Revenue for the six months ended June 30, 2022 was $4.2 billion, compared to $4.3 billion for the six months ended June 30, 2021, a decrease of $128 million, or 3%, on an as-reported basis. Adjusting for the impacts of foreign currency and acquisitions and disposals, our organic revenue growth was 2% for the six months ended June 30, 2022. The increases in organic revenue were driven by both segments.

Our revenue can be materially impacted by changes in currency conversions, which can fluctuate significantly over the course of a calendar year. For the three months ended June 30, 2022, currency translation decreased our consolidated revenue by $85 million. For the six months ended June 30, 2022, currency translation decreased our consolidated revenue by $139 million. The primary currencies driving these changes were the Euro and Pound sterling.

The following table details our top five markets based on the percentage of consolidated revenue (in U.S. dollars) from the countries where work was performed for the six months ended June 30, 2022. These figures do not represent the currency of the related revenue, which is presented in the next table.

Geographic Region	% of Revenue
United States	50%
United Kingdom	19%
France	5%
Germany	3%
Canada	3%

The table below details the approximate percentage of our revenue and expenses from continuing operations by transactional currency for the six months ended June 30, 2022.

Transactional Currency	Revenue	Expenses (i)
U.S. dollars	56%	53%
Pounds sterling	12%	17%
Euro	17%	13%
Other currencies	15%	17%

(i)
These percentages exclude certain expenses for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. These items include amortization of intangible assets and transaction and transformation, net.

The following tables set forth the total revenue for the three and six months ended June 30, 2022 and 2021 and the components of the changes in total revenue for the three and six months ended June 30, 2022, as compared to the prior year periods. The components of the revenue change may not add due to rounding.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Three Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2022	2021	Change	Impact	Change	Divestitures	Change
	($ in millions)
Revenue	$2,031	$2,091	(3)%	(4)%	1%	(1)%	3%

				Components of Revenue Change
			As	Less:	Constant	Less:
	Six Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2022	2021	Change	Impact	Change	Divestitures	Change
	($ in millions)
Revenue	$4,191	$4,319	(3)%	(3)%	—%	(2)%	2%

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

HWC Revenue

The following table sets forth HWC segment revenue for the three months ended June 30, 2022 and 2021 and the components of the change in revenue for the three months ended June 30, 2022 from the three months ended June 30, 2021.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Three Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2022	2021	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$1,159	$1,179	(2)%	(4)%	2%	—%	2%

HWC segment revenue for both the three months ended June 30, 2022 and 2021 was $1.2 billion. Organic growth was led by the Health business, primarily due to gains recorded in connection with book-of-business settlements. Excluding these settlements, Health’s revenue increased from additional consulting work in North America as well as continued expansion of our local portfolios and global benefits management appointments outside of North America. Benefits Delivery & Outsourcing revenue also increased, led by Individual Marketplace with growth in Medicare Advantage sales. Career also contributed strong growth, driven by increased project activity. Organic growth was partially offset by a decline in Wealth revenue, principally due to headwinds from performance fees received in the prior year.

The following table sets forth HWC segment revenue for the six months ended June 30, 2022 and 2021, and the components of the change in revenue for the six months ended June 30, 2022 from the six months ended June 30, 2021.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Six Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2022	2021	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$2,403	$2,412	—%	(3)%	2%	—%	2%

HWC segment revenue for both the six months ended June 30, 2022 and 2021 was $2.4 billion. Organic growth was led by the Health business primarily due to an increase in consulting assignments in North America and expansion of our local portfolios and global benefits management appointments outside of North America. The Health business’ revenue also benefited from gains recorded in connection with book-of-business settlements. Career also contributed strong growth, driven by demand for reward-based advisory services and compensation benchmarking products alongside increased project activity. Benefits Delivery & Outsourcing revenue also increased, led by its expanded client base. Organic growth was partially offset by a decline in Wealth revenue, principally due to headwinds from outsized performance fees earned in the prior year.

R&B Revenue

The following table sets forth R&B segment revenue for the three months ended June 30, 2022 and 2021 and the components of the change in revenue for the three months ended June 30, 2022 from the three months ended June 30, 2021.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Three Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2022	2021	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$852	$885	(4)%	(5)%	1%	(3)%	3%

R&B segment revenue for the three months ended June 30, 2022 and 2021 was $852 million and $885 million, respectively. On an organic basis, ICT grew primarily as a result of new software sales as well as increased advisory work. CRB generated revenue growth across all regions, primarily driven by our global lines of business, principally from new business, most notably in Aerospace, Natural Resources and FINEX. Book-of-business settlement activity was largely in line with prior year and did not materially affect CRB's organic growth rate.

The following table sets forth R&B segment revenue for the six months ended June 30, 2022 and 2021, and the components of the change in revenue for the six months ended June 30, 2022 from the six months ended June 30, 2021.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Six Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2022	2021	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$1,743	$1,809	(4)%	(4)%	—%	(1)%	2%

R&B segment revenue for the six months ended June 30, 2022 and 2021 was $1.7 billion and $1.8 billion, respectively. On an organic basis, ICT grew from both increased advisory work and software sales. CRB also contributed to R&B’s revenue growth. Excluding headwinds from book-of-business sales and settlements recorded in the comparable period, revenue increased across all regions, primarily from new business in FINEX, M&A, and Aerospace lines.

Costs of Providing Services (Continuing Operations)

For all prior-year period financial information presented herein, the operating results of Willis Re have been reclassified as discontinued operations (see Note 3 — Acquisitions and Divestitures within Part I, Item 1 ‘Financial Statements’ in this Form 10-Q for additional information).

Total costs of providing services for both the three months ended June 30, 2022 and 2021 were $1.9 billion, a decrease of $27 million, or 1%. Total costs of providing services for both the six months ended June 30, 2022 and 2021 were $3.9 billion, a decrease of $63 million, or 2%. See the following discussion for further details.

Salaries and Benefits

Salaries and benefits for both the three months ended June 30, 2022 and 2021 were $1.3 billion, a decrease of $58 million, or 4%. The decrease in the current year is primarily due to lower incentive and benefit costs for the period. Salaries and benefits, as a percentage of revenue, represented 62% and 63% for the three months ended June 30, 2022 and 2021, respectively.

Salaries and benefits for the six months ended June 30, 2022 were $2.6 billion, compared to $2.7 billion for the six months ended June 30, 2021, a decrease of $159 million, or 6%. The decrease in the current year is primarily due to lower incentive and benefit costs for the period. Salaries and benefits, as a percentage of revenue, represented 61% and 63% for the six months ended June 30, 2022 and 2021, respectively.

Other Operating Expenses

Other operating expenses for the three months ended June 30, 2022 were $393 million, compared to $384 million for the three months ended June 30, 2021, an increase of $9 million, or 2%. The increase was primarily due to higher travel and entertainment costs, local office expenses and bad debt expense, partially offset by decreases in non-income-related tax expense and occupancy costs. Other operating expenses for the six months ended June 30, 2022 were $879 million, compared to $784 million for the six months ended June 30, 2021, an increase of $95 million, or 12%. The increase was primarily due to asset impairments, mostly accounts receivables, related to Russian insurance contracts placed by U.K. brokers in the London market (see Note 3 — Acquisitions and Divestitures within Part I, Item 1 ‘Financial Statements’ in this Form 10-Q for additional information), higher travel and entertainment costs and business insurance costs, partially offset by lower non-income-related tax expense for the current year as compared to the prior year.

Depreciation

Depreciation for the three months ended June 30, 2022 was $65 million, compared to $72 million for the three months ended June 30, 2021, a decrease of $7 million, or 10%. Depreciation for the six months ended June 30, 2022 was $131 million, compared to $143 million for the six months ended June 30, 2021, a decrease of $12 million, or 8%. The quarter-over-quarter and year-over-year decreases were primarily due to a lower depreciable base of assets resulting from business disposals over the last two years and a lower dollar value of assets placed in service during 2021.

Amortization

Amortization for the three months ended June 30, 2022 was $83 million, compared to $97 million for the three months ended June 30, 2021, a decrease of $14 million, or 14%. Amortization for the six months ended June 30, 2022 was $168 million, compared to $200 million for the six months ended June 30, 2021, a decrease of $32 million, or 16%. Our intangible amortization is generally more heavily weighted to the initial years of the useful lives of the related intangibles, and therefore amortization related to intangible assets will continue to decrease over time.

Restructuring Costs

Restructuring costs for the three and six months ended June 30, 2022 were $56 million and $62 million, respectively. Restructuring costs primarily relate to the real estate rationalization and technology modernization components of the Transformation program (see ‘Transformation Program’ within this Part I, Item 2 and Note 6 — Restructuring Costs within Part I, Item 1 ‘Financial Statements’ of this Quarterly Report on Form 10-Q).

Transaction and Transformation, Net

Transaction and transformation, net costs for the three months ended June 30, 2022 were $38 million, compared to $51 million for the three months ended June 30, 2021. Transaction and transformation, net costs for the six months ended June 30, 2022 were $58 million, compared to $75 million for the six months ended June 30, 2021. Transaction and transformation expenses for the current year were comprised of compensation costs and consulting fees related to the Transformation program (see ‘Transformation Program’ within this Part I, Item 2), as well as legal fees and other transaction costs. Transaction and transformation, net costs for the prior-year period were comprised primarily of legal fees and other professional fees related to our then-proposed combination with Aon.

Income from Operations

Income from operations for the three months ended June 30, 2022 was $137 million, compared to $170 million for the three months ended June 30, 2021, a decrease of $33 million. This decrease resulted primarily from lower revenue and current period restructuring costs, partially offset by lower incentive compensation accruals in the current quarter.

Income from operations for the six months ended June 30, 2022 was $316 million, compared to $381 million for the six months ended June 30, 2021, a decrease of $65 million. This decrease resulted primarily from the asset impairment expense discussed above, lower revenue and second-quarter restructuring costs, partially offset by lower incentive compensation accruals in the current-year period.

The lower revenue for both the three and six months ending June 30, 2022 resulted from unfavorable foreign exchange and recent dispositions.

Interest Expense

Interest expense for the three months ended June 30, 2022 was $51 million, compared to $52 million for the three months ended June 30, 2021, a decrease of $1 million, or 2%. Interest expense for the six months ended June 30, 2022 was $100 million as compared to $111 million for the six months ended June 30, 2021, a decrease of $11 million, or 10%. These decreases were primarily the result of lower average levels of indebtedness in the current year.

Other Income, Net

Other income, net for the three months ended June 30, 2022 was $93 million, compared to $74 million for the three months ended June 30, 2021, an increase of $19 million, or 26%, mostly related to a revaluation gain on an acquisition completed in stages in the current quarter.

Other income, net for the six months ended June 30, 2022 was $120 million, compared to $512 million for the six months ended June 30, 2021. Other income, net in the prior-year period consisted primarily of the net gain on disposal of our Miller business (see Note 3 – Acquisitions and Divestitures in Part I, Item 1 ‘Financial Statements’ in this Form 10-Q), which primarily accounted for the decrease in other income, net, in the current year.

Provision for Income Taxes

Provision for income taxes for the three months ended June 30, 2022 was $19 million, compared to $75 million for the three months ended June 30, 2021, a decrease of $56 million. The effective tax rate was 10.5% for the three months ended June 30, 2022, and 38.9% for the three months ended June 30, 2021. Provision for income taxes for the six months ended June 30, 2022 was $62 million, compared to $119 million for the six months ended June 30, 2021, a decrease of $57 million. The effective tax rate was 18.4% for the six months ended June 30, 2022 and 15.2% for the six months ended June 30, 2021. These effective tax rates are calculated using extended values from the Company’s condensed consolidated statements of comprehensive income and are therefore more precise tax rates than can be calculated from rounded values. The prior-year quarter effective tax rate was higher due to the discrete tax effect of the U.K. tax-rate increase enacted in the second quarter of 2021. Accordingly, the Company remeasured its U.K. deferred tax assets and liabilities, resulting in a $40 million deferred tax expense in the prior-year period. Additionally, the current quarter effective tax rate includes certain discrete tax benefits primarily related to return-to-provision true ups.

(Loss)/Income from Discontinued Operations, Net of Tax

Loss from discontinued operations, net of tax for the three months ended June 30, 2022 was $46 million, compared to income from discontinued operations, net of tax of $69 million for the three months ended June 30, 2021, a decrease of $115 million. Loss from discontinued operations, net of tax for the six months ended June 30, 2022 was $35 million, compared to income from discontinued operations, net of tax of $259 million for the six months ended June 30, 2021, a decrease of $294 million. The operations of our Willis Re business were reclassified to discontinued operations upon our entering into an agreement to sell the business during the third quarter of 2021 (see Note 3 – Acquisitions and Divestitures in Part I, Item 1 ‘Financial Statements’ in this Form 10-Q). Losses from discontinued operations in the current year are primarily attributable to the reduction to the gain on disposal resulting from of an updated estimate of working capital which decreased the preliminary purchase price by $60 million. This loss was offset by the operations of the deferred closing entities and run-off activity associated with the divestiture.

Net Income Attributable to WTW

Net income attributable to WTW for the three months ended June 30, 2022 was $109 million, compared to $184 million for the three months ended June 30, 2021, a decrease of $75 million, or 41%. This decrease was primarily due to lower net income from the discontinued operations of our Willis Re business, the current quarter’s restructuring costs and lower revenue, partially offset by lower incentive compensation accruals this quarter.

Net income attributable to WTW for the six months ended June 30, 2022 was $231 million, compared to $917 million for the six months ended June 30, 2021, a decrease of $686 million, or 75%. This decrease was primarily due to the prior-year gain on the sale of the Miller business, lower net income from the discontinued operations of our Willis Re business, the asset impairment expense discussed above, lower revenue and the current year’s restructuring costs, partially offset by lower incentive compensation accruals in the current-year period.

Liquidity and Capital Resources

Executive Summary

Our principal sources of liquidity are funds generated by operating activities, available cash and cash equivalents and amounts available under our revolving credit facilities and any new debt offerings.

The COVID-19 pandemic has contributed to significant volatility in financial markets, including occasional declines in equity markets, inflation and changes in interest rates and reduced liquidity on a global basis. Specific to WTW, over the past two years, the COVID-19 pandemic had an initial negative impact on discretionary work we perform for our clients, but we subsequently saw increased demand for these services begin to return in the second quarter of 2021 which continues into 2022. We continue to have decreased spending on travel and associated expenses and third-party contractors, and we have the ability to contain spending on discretionary projects and certain capital expenditures.

Based on our current balance sheet and cash flows, current market conditions and information available to us at this time, we believe that WTW has access to sufficient liquidity, which includes all of the borrowing capacity available to draw against our $1.5 billion revolving credit facility, to meet our cash needs for the next twelve months, including investments in the business for growth, scheduled debt repayments, share repurchases and dividend payments. During the second quarter of 2022, we completed an offering of $750 million aggregate principal amount of 4.650% senior notes due 2027, using the proceeds in part to repay in full our €540 million ($582 million on the date of repayment) aggregate principal amount of 2.125% Senior Notes due 2022 ($594 million including accrued interest), which were to mature during the second quarter of 2022. Additionally, during the second quarter of 2022, our board of directors approved a $1.0 billion increase to the existing share repurchase program, and during the six months ended June 30, 2022 we repurchased $2.7 billion of shares, with remaining authorization to repurchase an additional $2.1 billion.

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

The Company continues to have certain subsidiaries for which the earnings have not been deemed permanently reinvested and for which it has been accruing estimates of the tax effects of such repatriation. Excluding these certain subsidiaries, the Company continues to assert that the historical cumulative earnings for the remainder of its subsidiaries have been reinvested indefinitely, and therefore does not provide deferred taxes on these amounts. If future events, including material changes in estimates of cash, working capital, long-term investment requirements or additional legislation relating to U.S. Tax Reform, necessitate that these earnings be distributed, an additional provision for income and foreign withholding taxes, net of credits, may be necessary. Other potential sources of cash may be obtained through the settlement of intercompany loans or return of capital distributions in a tax-efficient manner.

Cash and Cash Equivalents

Our cash and cash equivalents at June 30, 2022 totaled $1.9 billion, compared to $4.5 billion at December 31, 2021. The decrease in cash from December 31, 2021 to June 30, 2022 was due primarily to $2.7 billion of share repurchases.

Additionally, we had all of the borrowing capacity available to draw against our $1.5 billion revolving credit facility at both June 30, 2022 and December 31, 2021.

Included within cash and cash equivalents at June 30, 2022 and December 31, 2021 are amounts held for regulatory capital adequacy requirements, including $116 million and $120 million, respectively, held within our regulated U.K. entities.

Summarized Condensed Consolidated Cash Flows

The following table presents the summarized condensed consolidated cash flow information for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
	(in millions)
Net cash from/(used in):
Operating activities	$258	$366
Investing activities	19	374
Financing activities	(2,690)	(1,067)
DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH (i)	(2,413)	(327)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(170)	(50)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD (i)	7,691	6,301
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (i)	$5,108	$5,924

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

Cash Flows From Operating Activities

Cash flows from operating activities were $258 million for the six months ended June 30, 2022, compared to $366 million for the six months ended June 30, 2021. The $258 million of net cash from operating activities for the six months ended June 30, 2022 included net income of $239 million and $510 million of favorable non-cash adjustments, partially offset by unfavorable changes in operating assets and liabilities of $491 million. This decrease in cash flows from operations as compared to the prior year was due primarily to cash disbursements and the elimination of cash generation resulting from the Willis Re divestiture, as well as additional tax payments resulting from both the Willis Re sale and the income receipt related to the termination of the then-proposed Aon transaction.

The $366 million of net cash from operating activities for the six months ended June 30, 2021 included net income of $922 million and $79 million of favorable non-cash adjustments, partially offset by unfavorable changes in operating assets and liabilities of $635 million.

Cash Flows From Investing Activities

Cash flows from investing activities for the six months ended June 30, 2022 were $19 million as compared to $374 million for the six months ended June 30, 2021. The cash flows from investing activities for the six months ended June 30, 2022 primarily include sales of investments of $200 million, partially offset by capital expenditures and capitalized software additions of $93 million and acquisitions of $76 million made during the first half of 2022. The cash flows from investing activities in the prior year period primarily included the net proceeds from the sale of Miller of $696 million, partially offset by cash and fiduciary funds transferred on disposal of $216 million and capital expenditures and capitalized software additions of $106 million.

Cash Flows Used In Financing Activities

Cash flows used in financing activities for the six months ended June 30, 2022 were $2.7 billion. The significant financing activities included share repurchases of $2.7 billion and dividend payments of $189 million, partially offset by $162 million of net proceeds from issuance of debt and $85 million of net proceeds from fiduciary funds held for clients.

Cash flows used in financing activities for the six months ended June 30, 2021 were $1.1 billion. The significant financing activities included debt repayments of $515 million, $246 million of net payments from fiduciary funds held for clients and dividend payments of $269 million.

Indebtedness

Total debt, total equity, and the capitalization ratios at June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021
	($ in millions)
Long-term debt	$4,720	$3,974
Current debt	—	613
Total debt	$4,720	$4,587

Total WTW shareholders’ equity	$10,337	$13,260

Capitalization ratio	31.3%	25.7%

The capitalization ratio increased from December 31, 2021 primarily due to $2.7 billion of share repurchases during the six months ended June 30, 2022.

At June 30, 2022, the Company does not have any mandatory debt repayment due within the next twelve months.

At June 30, 2022 and December 31, 2021, we were in compliance with all financial covenants.

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

At June 30, 2022 and December 31, 2021, we had fiduciary funds of $3.3 billion and $3.4 billion, respectively, of which $788 million and $719 million, respectively, are attributable to our Willis Re business.

Share Repurchase Program

The Company is authorized to repurchase shares, by way of redemption or otherwise, and will consider whether to do so from time to time, based on many factors, including market conditions. There are no expiration dates for our repurchase plans or programs.

On July 26, 2021, the board of directors approved a $1.0 billion increase to the existing share repurchase program, which was previously at $500 million. Additionally, on September 16, 2021, the board of directors approved a $4.0 billion increase to the existing share repurchase program, and on May 25, 2022, approved a $1.0 billion increase to the existing share repurchase program. These increases brought the total approved authorization to $6.5 billion.

At June 30, 2022, approximately $2.1 billion remained on the current repurchase authority. The maximum number of shares that could be repurchased based on the closing price of our ordinary shares on June 30, 2022 of $197.39 was 10,902,395.

During the three and six months ended June 30, 2022, the Company had the following share repurchase activity:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Shares repurchased	2,143,914	12,004,328
Average price per share	$219.52	$226.64
Aggregate repurchase cost (excluding broker costs)	$471 million	$2.7 billion

Capital Commitments

Capital expenditures for fixed assets and software for internal use were $60 million during the six months ended June 30, 2022. The Company estimates that there will be additional such expenditures, which includes those incurred under its Transformation program, in the range of $130 million to $180 million during the remainder of 2022. We currently expect cash from operations to adequately provide for these cash needs. There have been no material changes to our capital commitments since December 31, 2021.

Dividends

Total cash dividends of $189 million were paid during the six months ended June 30, 2022. In May 2022, the board of directors approved a quarterly cash dividend of $0.82 per share ($3.28 per share annualized rate), which was paid on July 15, 2022 to shareholders of record as of June 30, 2022.

Supplemental Guarantor Financial Information

As of June 30, 2022, WTW has issued the following debt securities (the ‘notes’):

a)
Willis North America Inc. (‘Willis North America’) has approximately $3.7 billion senior notes outstanding, of which $650 million were issued on May 16, 2017, $1.0 billion were issued on September 10, 2018, $1.0 billion were issued on September 10, 2019, $275 million were issued on May 29, 2020, and $750 million were issued on May 19, 2022; and
b)
Trinity Acquisition plc has approximately $1.1 billion senior notes outstanding, of which $525 million were issued on August 15, 2013 and $550 million were issued on March 22, 2016, and a $1.5 billion revolving credit facility, on which no balance was outstanding at June 30, 2022.

The following table presents a summary of the entities that issue each note and those wholly-owned subsidiaries of the Company that guarantee each respective note on a joint and several basis as of June 30, 2022. These subsidiaries are all consolidated by Willis Towers Watson plc (the ‘parent company’) and together with the parent company comprise the ‘Obligor group’.

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

Each member of the Obligor group has only a stockholder’s claim on the assets of the non-guarantor subsidiaries. This stockholder’s claim is junior to the claims that creditors have against those non-guarantor subsidiaries. Holders of the notes will only be creditors of the Obligor group and not creditors of the non-guarantor subsidiaries. As a result, all of the existing and future liabilities of the non-guarantor subsidiaries, including any claims of trade creditors and preferred stockholders, will be structurally senior to the notes. As of and for the periods ended June 30, 2022 and December 31, 2021, the non-guarantor subsidiaries represented substantially all of the total assets and accounted for substantially all of the total revenue of the Company prior to consolidating adjustments. The non-guarantor subsidiaries have other liabilities, including contingent liabilities that may be significant. Each indenture does not contain any limitations on the amount of additional debt that the Obligor group and the non-guarantor subsidiaries may incur. The amounts of this debt could be substantial, and this debt may be debt of the non-guarantor subsidiaries, in which case this debt would be effectively senior in right of payment to the notes.

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

Intercompany balances and transactions between members of the Obligor group have been eliminated. All intercompany balances and transactions between the Obligor group and the non-guarantor subsidiaries have been presented in the disclosures below on a net presentation basis, rather than a gross basis, as this better reflects the nature of the intercompany positions and presents the funding or funded position that is to be received or owed. The intercompany balances and transactions between the Obligor group and non-guarantor subsidiaries, presented below, relate to a number of items including loan funding for acquisitions and other purposes, transfers of surplus cash between subsidiary companies, funding provided for working capital purposes, settlement of expense accounts, transactions related to share-based payment arrangements and share issuances, intercompany royalty arrangements, intercompany dividends and intercompany interest. At June 30, 2022 and December 31, 2021, the intercompany balances of the Obligor group with non-guarantor subsidiaries were net receivables of $600 million and $700 million, respectively, and net payables of $10.9 billion and $8.1 billion, respectively.

No balances or transactions of non-guarantor subsidiaries are presented in the disclosures other than the intercompany items noted above.

Presented below is certain summarized financial information for the Obligor group.

`	As of June 30, 2022	As of December 31, 2021
	(in millions)
Total current assets	$156	$243
Total non-current assets	787	862
Total current liabilities	8,299	7,747
Total non-current liabilities	7,628	5,298

Six months ended June 30, 2022
(in millions)
Revenue	$266
Loss from operations	(73)
Loss from operations before income taxes (i)	(315)
Net loss	(197)
Net loss attributable to WTW	(197)

(i)
Includes intercompany expense, net of the Obligor group from non-guarantor subsidiaries of $81 million for the six months ended June 30, 2022.

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

Reconciliations of the reported changes to the constant currency and organic changes for the three and six months ended June 30, 2022 from the three and six months ended June 30, 2021 are as follows. The components of revenue change may not add due to rounding.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Three Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2022	2021	Change	Impact	Change	Divestitures	Change
	($ in millions)
Revenue	$2,031	$2,091	(3)%	(4)%	1%	(1)%	3%

				Components of Revenue Change
			As	Less:	Constant	Less:
	Six Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2022	2021	Change	Impact	Change	Divestitures	Change
	($ in millions)
Revenue	$4,191	$4,319	(3)%	(3)%	—%	(2)%	2%

Adjusting for the impacts of foreign currency and acquisitions and disposals in the calculation of our organic activity, our revenue growth was 3% for the three months ended June 30, 2022 and 2% for the six months ended June 30, 2022. These increases in organic revenue were driven by both segments.

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

Reconciliations of income from operations to adjusted operating income for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	($ in millions)
Income from operations	$137	$170	$316	$381
Adjusted for certain items:
Impairment	—	—	81	—
Amortization	83	97	168	200
Restructuring costs	56	—	62	—
Transaction and transformation, net	38	51	58	75
Adjusted operating income	$314	$318	$685	$656

Income from operations margin	6.7%	8.1%	7.5%	8.8%
Adjusted operating income margin	15.5%	15.2%	16.3%	15.2%

Adjusted operating income decreased for the three months ended June 30, 2022 to $314 million, from $318 million for the three months ended June 30, 2021 and increased for the six months ended June 30, 2022 to $685 million from $656 million for the six months ended June 30, 2021. This decrease in adjusted operating income for the quarter was primarily due to lower revenue from unfavorable foreign exchange, recent business disposals and increased operating expenses, led by travel and entertainment expense, partially offset by lower compensation accruals. The increase in adjusted operating income for the first half of the year was driven by reductions in compensation costs, which more than offset the reduction to revenue resulting from unfavorable foreign exchange and recent business disposals.

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

Reconciliations of net income to adjusted EBITDA for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	($ in millions)
NET INCOME	$114	$186	$239	$922
Loss/(income) from discontinued operations, net of tax	46	(69)	35	(259)
Provision for income taxes	19	75	62	119
Interest expense	51	52	100	111
Impairment	—	—	81	—
Depreciation	65	72	131	143
Amortization	83	97	168	200
Restructuring costs	56	—	62	—
Transaction and transformation, net	38	51	58	75
(Gain)/loss on disposal of operations	(22)	2	32	(357)
Adjusted EBITDA	$450	$466	$968	$954

Net income margin	5.6%	8.9%	5.7%	21.3%
Adjusted EBITDA margin	22.2%	22.3%	23.1%	22.1%

Adjusted EBITDA for the three months ended June 30, 2022 was $450 million, compared to $466 million for the three months ended June 30, 2021, and was $968 million for the six months ended June 30, 2022, compared to $954 million for the six months ended June 30, 2021. This decrease in adjusted EBITDA for the quarter was primarily due to lower revenue from unfavorable foreign exchange, recent business disposals and increased operating expenses, led by travel and entertainment expense, partially offset by lower compensation accruals. The increase in adjusted EBITDA for the first half of the year was driven by reductions in compensation costs, which more than offset the reduction to revenue resulting from unfavorable foreign exchange and recent business disposals.

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

Reconciliations of net income attributable to WTW to adjusted diluted earnings per share for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	($ in millions)
NET INCOME ATTRIBUTABLE TO WTW	$109	$184	$231	$917
Adjusted for certain items:
Loss/(income) from discontinued operations, net of tax	46	(69)	35	(259)
Impairment	—	—	81	—
Amortization	83	97	168	200
Restructuring costs	56	—	62	—
Transaction and transformation, net	38	51	58	75
(Gain)/loss on disposal of operations	(22)	2	32	(357)
Tax effect on certain items listed above (i)	(50)	(28)	(92)	(55)
Tax effect on statutory rate change	—	40	—	40
Adjusted net income	$260	$277	$575	$561

Weighted-average shares of common stock — diluted	112	130	115	130

Diluted earnings per share	$0.97	$1.41	$2.01	$7.04
Adjusted for certain items (ii) :
Loss/(income) from discontinued operations, net of tax	0.41	(0.53)	0.30	(1.99)
Impairment	—	—	0.70	—
Amortization	0.74	0.74	1.46	1.53
Restructuring costs	0.50	—	0.54	—
Transaction and transformation, net	0.34	0.39	0.50	0.58
(Gain)/loss on disposal of operations	(0.20)	0.02	0.28	(2.74)
Tax effect on certain items listed above (i)	(0.45)	(0.21)	(0.80)	(0.42)
Tax effect on statutory rate change	—	0.31	—	0.31
Adjusted diluted earnings per share (ii)	$2.32	$2.12	$4.99	$4.31

(i)
The tax effect was calculated using an effective tax rate for each item.
(ii)
Per share values and totals may differ due to rounding.

Our adjusted diluted earnings per share increased for both the three and six months ended June 30, 2022 as compared to the prior year due in part to a lower weighted-average outstanding share count attributable to our share repurchase activity in the current year. The decrease to adjusted net income for the quarter was primarily due to lower revenue from unfavorable foreign exchange, recent business disposals and increased operating expenses, led by travel and entertainment expense, partially offset by lower compensation accruals. The increase in adjusted net income for the first half of the year was driven by reductions in compensation costs, which more than offset the reduction to revenue resulting from unfavorable foreign exchange and recent business disposals.

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

Reconciliations of income from operations before income taxes to adjusted income before taxes and provision for income taxes to adjusted income taxes for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	($ in millions)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$179	$192	$336	$782
Adjusted for certain items:
Impairment	—	—	81	—
Amortization	83	97	168	200
Restructuring costs	56	—	62	—
Transaction and transformation, net	38	51	58	75
(Gain)/loss on disposal of operations	(22)	2	32	(357)
Adjusted income before taxes	$334	$342	$737	$700

Provision for income taxes	$19	$75	$62	$119
Tax effect on certain items listed above (i)	50	28	92	55
Tax effect of statutory rate change	—	(40)	—	(40)
Adjusted income taxes	$69	$63	$154	$134

U.S. GAAP tax rate	10.5%	38.9%	18.4%	15.2%
Adjusted income tax rate	20.5%	18.3%	20.8%	19.0%

(i)
The tax effect was calculated using an effective tax rate for each item.

Our U.S. GAAP tax rates were 10.5% and 38.9% for the three months ended June 30, 2022 and 2021, respectively, and 18.4% and 15.2% for the six months ended June 30, 2022 and 2021, respectively. The prior-year quarter effective tax rate was higher due to the discrete tax effect of the U.K. tax rate increase enacted in the second quarter of 2021. Accordingly, the Company remeasured its U.K. deferred tax assets and liabilities, resulting in a $40 million deferred tax expense. Additionally, the current quarter effective tax rate includes certain discrete tax benefits primarily related to return-to-provision true ups.

Our adjusted income tax rates were 20.5% and 18.3% for the three months ended June 30, 2022 and 2021, respectively, and 20.8% and 19.0% for the six months ended June 30, 2022 and 2021, respectively. The current quarter adjusted tax rate is higher due to the distribution of geographical income.

Free Cash Flow

Free cash flow is defined as cash flows from operating activities less cash used to purchase fixed assets and software for internal use. Free cash flow is a liquidity measure and is not meant to represent residual cash flow available for discretionary expenditures.

Management believes that free cash flow presents the core operating performance and cash generating capabilities of our business operations.

Reconciliations of cash flows from operating activities to free cash flow for the six months ended June 30, 2022 and 2021 are as follows:

	Six Months Ended June 30,
	2022	2021
	(in millions)
Cash flows from operating activities	$258	$366
Less: Additions to fixed assets and software for internal use	(60)	(79)
Free cash flow	$198	$287

The unfavorable movement in free cash flows in the first half of 2022 was due primarily to cash disbursements and the elimination of cash generation resulting from the Willis Re divestiture, as well as additional tax payments resulting from both the Willis Re sale and the income receipt related to the termination of the then-proposed Aon transaction.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have considered changes in our exposure to market risks during the six months ended June 30, 2022 and have determined that there have been no material changes to our exposure to market risks from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022. However, we have provided the following information to supplement or update our disclosures on our Form 10-K.

Interest Income on Fiduciary Funds

As described in our Form 10-K, we are exposed to interest rate risk. Specifically, as a result of our operating activities, we receive cash for premiums and claims which we deposit in short-term investments denominated in U.S. dollars and other currencies. We earn interest on these funds, which is included in our condensed consolidated financial statements as interest income. These funds are regulated in terms of access and the instruments in which they may be invested, most of which are short-term in maturity. At June 30, 2022, we held $1.7 billion of fiduciary funds invested in interest-bearing accounts. If short-term interest rates increased or decreased by 25 basis points, interest earned on these invested fiduciary funds, and therefore our interest income recognized, would increase or decrease by approximately $4 million on an annualized basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2022, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (‘CEO’) and the Chief Financial Officer (‘CFO’), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined by Exchange Act Rule 13a-15(e). Based upon that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures are effective in ensuring that the information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the CEO and the CFO, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Most of our employees who are involved in our financial reporting processes and controls continue to work remotely following the onset of the COVID-19 pandemic and are expected to do so for the foreseeable future. COVID-19 has not had any specific impact to the design or operating effectiveness of our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1 regarding our legal proceedings is incorporated by reference herein from Part I, Item 1 Note 14 — Commitments and Contingencies - Legal Proceedings of the notes to the condensed consolidated financial statements in this Form 10-Q for the quarter ended June 30, 2022.

ITEM 1A. RISK FACTORS

Except as described below, there are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K, filed with the SEC on February 24, 2022. We urge you to read the risk factors contained therein.

Our business, financial condition and results of operations may continue to be adversely affected, possibly materially, by negative impacts on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the crisis in Ukraine. Although the length and impact of the ongoing situation is highly unpredictable, the crisis in Ukraine could lead to further market disruptions.

Additionally, during the first quarter of 2022, WTW announced its intention to transfer ownership of its Russian subsidiaries to local management who will operate independently in the Russian market. Due to the sanctions and prohibitions on certain types of business and activities, WTW deconsolidated its Russian entities on March 14, 2022. The transfer of its Russian subsidiaries to local management was completed on the agreed-upon terms on July 18, 2022, and the transfer was registered in Russia on July 25, 2022. The deconsolidation in the first quarter of 2022 resulted in a loss of $57 million. Further, total net assets impaired, including accounts receivable balances related to our Russian business that are held outside of our Russian entities, were $81 million during the six months ended June 30, 2022. We are continuing to monitor the situation in Ukraine and globally and will continue to assess the potential impacts to our businesses.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2022, no shares were issued by the Company without registration under the Securities Act of 1933, as amended.

(c) Issuer Purchases of Equity Securities

The Company is authorized to repurchase shares, by way of redemption or otherwise, and will consider whether to do so from time to time, based on many factors, including market conditions. There are no expiration dates for these repurchase plans or programs.

On July 26, 2021, the board of directors approved a $1.0 billion increase to the existing share repurchase program, which was previously at $500 million. Additionally, on September 16, 2021, the board of directors approved a $4.0 billion increase to the existing share repurchase program, and on May 25, 2022, approved a $1.0 billion increase to the existing share repurchase program. These increases brought the total approved authorization to $6.5 billion.

The following table presents specified information about the Company’s repurchases of its ordinary shares in the second quarter of 2022 and the Company’s remaining repurchase authority.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1, 2022 through April 30, 2022	913,804	$237.90	913,804	12,132,505
May 1, 2022 through May 31, 2022	641,834	$209.17	641,834	11,490,671
June 1, 2022 through June 30, 2022	588,276	$202.25	588,276	10,902,395
	2,143,914	$219.52	2,143,914

At June 30, 2022 the maximum number of shares that may yet be purchased under the existing stock repurchase plan is 10,902,395, with approximately $2.1 billion remaining on the current open-ended repurchase authority granted by the board. An estimate of the maximum number of shares under the existing authorities was determined using the closing price of our ordinary shares on June 30, 2022 of $197.39.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
4.1

Fifth Supplemental Indenture, dated as of May 19, 2022, among Willis North America Inc., as issuer, Willis Towers Watson Public Limited Company, Willis Towers Watson Sub Holdings Unlimited Company, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Willis Towers Watson UK Holdings Limited, Trinity Acquisition plc and Willis Group Limited, as guarantors, and Computershare Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company on May 19, 2022).

4.2

Willis Towers Watson Public Limited Company 2012 Equity Incentive Plan (incorporated by reference to Exhibit A to the Definitive Proxy Statement on Schedule 14A filed by the Company on April 28, 2022).

10.1	Willis Towers Watson Public Limited Company Compensation Policy and Share Ownership Guidelines for Non-Employee Directors (as amended May 2022).*†
22.1	List of Issuers and Guarantor Subsidiaries.*
31.1	Certification of the Registrant’s Chief Executive Officer, Carl A. Hess, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*
31.2	Certification of the Registrant’s Chief Financial Officer, Andrew J. Krasner, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*
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

Willis Towers Watson Public Limited Company
(Registrant)

/s/ Carl A. Hess		July 28, 2022
Name:	Carl A. Hess	Date
Title:	Chief Executive Officer

/s/ Andrew J. Krasner		July 28, 2022
Name:	Andrew J. Krasner	Date
Title:	Chief Financial Officer

/s/ Joseph S. Kurpis		July 28, 2022
Name:	Joseph S. Kurpis	Date
Title:	Principal Accounting Officer and Controller