Form 10-Q
period 2022-09-30
WILLIS TOWERS WATSON PLC
filed 2022-10-27
CIK 1140536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 25, 2022, there were outstanding 108,237,621 ordinary shares, nominal value $0.000304635 per share, of the registrant.

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

INDEX TO FORM 10-Q

For the Three and Nine Months Ended September 30, 2022

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
•
the risks to our business, financial condition, results of operations, and long-term goals that may be materially adversely affected by any negative impact on the global economy and capital markets resulting from or related to inflation, the military conflict between Russia and Ukraine or any other geopolitical tensions and the withdrawal from our high-margin businesses in Russia and our ability to achieve cost-mitigation measures;
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
•
our ability to comply with complex and evolving regulations related to data privacy and cybersecurity;
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
the ongoing impact of Brexit;
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
•
the inability to protect our intellectual property rights, or the potential infringement upon the intellectual property rights of others;
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
•
risks relating to or arising from environmental, social, and governance (‘ESG’) practices;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Statements of Comprehensive Income

(In millions of U.S. dollars, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$1,953	$1,973	$6,144	$6,292
Costs of providing services
Salaries and benefits	1,225	1,255	3,802	3,991
Other operating expenses	384	385	1,263	1,169
Depreciation	60	69	191	212
Amortization	71	85	239	285
Restructuring costs	9	—	71	—
Transaction and transformation, net	50	(952)	108	(877)
Total costs of providing services	1,799	842	5,674	4,780
Income from operations	154	1,131	470	1,512
Interest expense	(54)	(50)	(154)	(161)
Other income, net	85	105	205	617
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	185	1,186	521	1,968
Provision for income taxes	(1)	(267)	(63)	(386)
INCOME FROM CONTINUING OPERATIONS	184	919	458	1,582
INCOME/(LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	8	(12)	(27)	247
NET INCOME	192	907	431	1,829
Income attributable to non-controlling interests	(2)	(4)	(10)	(9)
NET INCOME ATTRIBUTABLE TO WTW	$190	$903	$421	$1,820

EARNINGS PER SHARE
Basic earnings per share:
Income from continuing operations per share	$1.65	$7.10	$3.95	$12.14
Income/(loss) from discontinued operations per share	0.07	(0.09)	(0.24)	1.90
Basic earnings per share	$1.72	$7.01	$3.71	$14.04
Diluted earnings per share:
Income from continuing operations per share	$1.65	$7.08	$3.95	$12.10
Income/(loss) from discontinued operations per share	0.07	(0.09)	(0.24)	1.90
Diluted earnings per share	$1.72	$6.99	$3.71	$14.00

Comprehensive (loss)/income before non-controlling interests	$(42)	$826	$(103)	$1,831
Comprehensive income attributable to non-controlling interests	(2)	(4)	(10)	(11)
Comprehensive (loss)/income attributable to WTW	$(44)	$822	$(113)	$1,820

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Balance Sheets

(In millions of U.S. dollars, except share data)

(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$1,496	$4,486
Fiduciary assets	11,190	11,014
Accounts receivable, net	1,884	2,370
Prepaid and other current assets	476	612
Current assets held for sale	5	6
Total current assets	15,051	18,488
Fixed assets, net	701	851
Goodwill	10,089	10,183
Other intangible assets, net	2,314	2,555
Right-of-use assets	584	720
Pension benefits assets	1,008	971
Other non-current assets	1,244	1,202
Total non-current assets	15,940	16,482
TOTAL ASSETS	$30,991	$34,970
LIABILITIES AND EQUITY
Fiduciary liabilities	$11,190	$11,014
Deferred revenue and accrued expenses	1,640	1,926
Current debt	250	613
Current lease liabilities	126	150
Other current liabilities	851	1,015
Current liabilities held for sale	65	6
Total current liabilities	14,122	14,724
Long-term debt	4,470	3,974
Liability for pension benefits	552	757
Deferred tax liabilities	758	845
Provision for liabilities	365	375
Long-term lease liabilities	608	734
Other non-current liabilities	203	253
Total non-current liabilities	6,956	6,938
TOTAL LIABILITIES	21,078	21,662
COMMITMENTS AND CONTINGENCIES
EQUITY (i)
Additional paid-in capital	10,855	10,804
Retained earnings	1,706	4,645
Accumulated other comprehensive loss, net of tax	(2,720)	(2,186)
Treasury shares, at cost, 17,519 shares in 2022 and 2021	(3)	(3)
Total WTW shareholders’ equity	9,838	13,260
Non-controlling interests	75	48
Total equity	9,913	13,308
TOTAL LIABILITIES AND EQUITY	$30,991	$34,970

(i)
Equity includes (a) Ordinary shares $0.000304635 nominal value; Authorized 1,510,003,775; Issued 108,662,482 (2022) and 122,055,815 (2021); Outstanding 108,662,482 (2022) and 122,055,815 (2021) and (b) Preference shares, $0.000115 nominal value; Authorized 1,000,000,000 and Issued none in 2022 and 2021.

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Statements of Cash Flows

(In millions of U.S. dollars)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$431	$1,829
Adjustments to reconcile net income to total net cash from operating activities:
Depreciation	191	212
Amortization	239	286
Impairment	81	—
Non-cash restructuring charges	56	—
Non-cash lease expense	94	108
Net periodic benefit of defined benefit pension plans	(113)	(125)
Provision for doubtful receivables from clients	13	13
(Benefit from)/provision for deferred income taxes	(92)	41
Share-based compensation	71	71
Net loss/(gain) on disposal of operations	76	(380)
Non-cash foreign exchange gain	(178)	(5)
Other, net	(1)	(21)
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable	270	175
Other assets	(198)	(135)
Other liabilities	(510)	(199)
Provisions	7	7
Net cash from operating activities	437	1,877
CASH FLOWS (USED IN)/FROM INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	(100)	(109)
Capitalized software costs	(50)	(40)
Acquisitions of operations, net of cash acquired	(80)	—
Proceeds from sale of operations	1	726
Cash and fiduciary funds transferred in sale of operations	(29)	(216)
Sale of investments	200	—
Net cash (used in)/from investing activities	(58)	361
CASH FLOWS USED IN FINANCING ACTIVITIES
Senior notes issued	750	—
Debt issuance costs	(5)	—
Repayments of debt	(585)	(970)
Repurchase of shares	(3,090)	(1,000)
Proceeds from issuance of shares	7	2
Net proceeds from fiduciary funds held for clients	157	49
Payments of deferred and contingent consideration related to acquisitions	(22)	(19)
Cash paid for employee taxes on withholding shares	(32)	(8)
Dividends paid	(280)	(275)
Acquisitions of and dividends paid to non-controlling interests	(9)	(35)
Net cash used in financing activities	(3,109)	(2,256)
DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH (i)	(2,730)	(18)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(290)	(99)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD (i)	7,691	6,301
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (i)	$4,671	$6,184

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

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Statements of Changes in Equity

(In millions of U.S. dollars and number of shares in thousands)

(Unaudited)

	Nine Months Ended September 30, 2022
	Shares outstanding	Additional paid-in capital	Retained earnings	Treasury shares	AOCL (i)	Total WTW shareholders’ equity	Non-controlling interests	Total equity
Balance as of December 31, 2021	122,056	$10,804	$4,645	$(3)	$(2,186)	$13,260	$48	$13,308
Shares repurchased	(9,860)	—	(2,250)	—	—	(2,250)	—	(2,250)
Net income	—	—	122	—	—	122	3	125
Dividends declared ($0.82 per share)	—	—	(94)	—	—	(94)	—	(94)
Dividends attributable to non-controlling interests	—	—	—	—	—	—	(1)	(1)
Other comprehensive loss	—	—	—	—	(56)	(56)	—	(56)
Issuance of shares under employee stock compensation plans	17	1	—	—	—	1	—	1
Share-based compensation and net settlements	—	20	—	—	—	20	—	20
Acquisition of non-controlling interests	—	—	—	—	—	—	21	21
Foreign currency translation	—	1	—	—	—	1	—	1
Balance as of March 31, 2022	112,213	$10,826	$2,423	$(3)	$(2,242)	$11,004	$71	$11,075
Shares repurchased	(2,144)	—	(471)	—	—	(471)	—	(471)
Net income	—	—	109	—	—	109	5	114
Dividends declared ($0.82 per share)	—	—	(90)	—	—	(90)	—	(90)
Dividends attributable to non-controlling interests	—	—	—	—	—	—	(2)	(2)
Other comprehensive loss	—	—	—	—	(244)	(244)	—	(244)
Issuance of shares under employee stock compensation plans	27	—	—	—	—	—	—	—
Share-based compensation and net settlements	—	22	—	—	—	22	—	22
Sale of non-controlling interests	—	—	—	—	—	—	6	6
Foreign currency translation	—	7	—	—	—	7	—	7
Balance as of June 30, 2022	110,096	$10,855	$1,971	$(3)	$(2,486)	$10,337	$80	$10,417
Shares repurchased	(1,789)	—	(369)	—	—	(369)	—	(369)
Net income	—	—	190	—	—	190	2	192
Dividends declared ($0.82 per share)	—	—	(86)	—	—	(86)	—	(86)
Dividends attributable to non-controlling interests	—	—	—	—	—	—	(5)	(5)
Other comprehensive loss	—	—	—	—	(234)	(234)	—	(234)
Issuance of shares under employee stock compensation plans	355	6	—	—	—	6	—	6
Share-based compensation and net settlements	—	(14)	—	—	—	(14)	—	(14)
Acquisition of remaining non-controlling interests	—	2	—	—	—	2	(2)	—
Foreign currency translation	—	6	—	—	—	6	—	6
Balance as of September 30, 2022	108,662	$10,855	$1,706	$(3)	$(2,720)	$9,838	$75	$9,913

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

Certain Investment, Risk and Reinsurance businesses that were part of the results from continuing operations in the prior-year period presented were divested during 2021. The revenue and income from operations for these businesses have been included as ‘divested businesses’ in the reconciliations between the total segment results and the consolidated results of the Company. However, the results of the divested Willis Re treaty-reinsurance business are presented as discontinued operations and are therefore excluded from the divested businesses presented in the segment reconciliations.

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

The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that can be expected for the entire year. The Company experiences seasonal fluctuations of its revenue. Revenue is typically higher during the Company’s first and fourth quarters due primarily to the timing of broking-related activities. The results reflect certain estimates and assumptions made by management, including those estimates used in calculating acquisition consideration and fair value of tangible and intangible assets and liabilities, professional liability claims, estimated bonuses, valuation of billed and unbilled receivables, and anticipated tax liabilities that affect the amounts reported in the condensed consolidated financial statements and related notes.

Risks and Uncertainties of the Economic Environment

Beginning with the COVID-19 pandemic, there have been adverse changes in global commercial activity, particularly in the global supply chain and workforce availability, and significant volatility in the global financial markets including, among other effects, occasional declines in the equity markets, changes in interest rates and reduced liquidity on a global basis.

Supply and labor market disruptions caused by COVID-19, accommodative monetary and fiscal policy and the Russian invasion of Ukraine have contributed to significant inflation in many of the markets in which we operate. This impacts not only the costs to attract and retain employees but also other costs to run and invest in our business. If our costs grow significantly in excess of our ability to raise revenue, our margins and results of operations may be materially and adversely impacted and we may not be able to achieve our strategic and financial objectives.

Although we believe we have adapted to the unique challenges posed by COVID-19 surrounding how and where we do our work, we are also impacted by the negative effect on workforce availability, which could hamper our ability to grow our capacity on pace with increasing demand for our services. We expect the market for talent to remain highly competitive for at least the next several months. We will continue to monitor the situation and assess any implications to our business and our stakeholders.

Note 3 — Acquisitions and Divestitures

Acquisitions

The Company completed acquisitions during the nine months ended September 30, 2022 for cash payments of $109 million and contingent considerations with estimated fair values totaling $22 million.

Divestment of Russian Business

During the first quarter of 2022, WTW announced its intention to transfer ownership of its Russian subsidiaries to local management who will operate independently in the Russian market. Due to the sanctions and prohibitions on certain types of business and activities, WTW deconsolidated its Russian entities on March 14, 2022. The transfer of its Russian subsidiaries to local management was completed on the agreed-upon terms on July 18, 2022, and the transfer was registered in Russia on July 25, 2022. The deconsolidation in the first quarter of 2022 resulted in a loss of $57 million, which includes an allocation of Risk & Broking goodwill, and was recognized as a loss on disposal of a business within other income, net on our condensed consolidated statement of comprehensive income. Further, certain Russian insurance contracts were placed historically by our U.K. brokers into the London market, the majority of which were under multi-year terms resulting in both current and non-current accounts receivables. Total net assets impaired, including accounts receivable balances related to our Russian business that are held outside of our Russian entities, were $81 million recorded during the three months ended March 31, 2022 in other operating expenses on our condensed consolidated statement of comprehensive income.

Willis Re Divestiture

On August 13, 2021, the Company entered into a definitive agreement to sell its treaty-reinsurance business (‘Willis Re’) to Arthur J. Gallagher & Co. (‘Gallagher’), a leading global provider of insurance, risk management and consulting services, for total upfront cash consideration of $3.25 billion plus an earnout payable in 2025 of up to $750 million in cash, subject to certain adjustments. The deal was subject to required regulatory approvals and clearances, as well as other customary closing conditions, and was completed on December 1, 2021 (‘Principal Closing’). Although the majority of the Willis Re businesses transferred to Gallagher at Principal Closing, the assets and liabilities of certain Willis Re businesses were not transferred to Gallagher at the time due to local territory restrictions (‘Deferred Closing’). The Deferred Closing for all but one business was completed during the second quarter of 2022, and all net earnings of the Deferred Closing businesses accumulated between the Principal Closing and Deferred Closing remained payable to Gallagher at June 30, 2022 and September 30, 2022. The Company recognized a preliminary pre-tax gain of $2.3 billion upon completion of the sale in 2021, and during the second quarter of 2022, WTW recognized a $60 million reduction to the pre-tax gain related to an updated estimate of the working capital transferred upon disposal. The Company recognized the final allocation of the proceeds and related tax expense, as well as an adjustment of certain indemnities for the three months ended September 30, 2022. These amounts as well as the amounts payable with respect to the settled Deferred Closing businesses were remitted to Gallagher in October 2022. The gain is subject to tax in certain jurisdictions, mainly in the U.S., and is predominantly tax-exempt in the U.K.

In connection with the transaction, the Company reclassified the results of its Willis Re operations as discontinued operations on its condensed consolidated statements of comprehensive income and reclassified Willis Re assets and liabilities as held for sale on its condensed consolidated balance sheets. The condensed consolidated cash flow statements were not adjusted for the divestiture. Willis Re was previously included in the Company's former Investment, Risk and Reinsurance segment. As noted above, the amounts owed as part of the Deferred Closing continue to be presented as held for sale on the condensed consolidated balance sheets at September 30, 2022 and December 31, 2021, and the results of these businesses following the Principal Closing until their respective Deferred Closing dates have been included in income from discontinued operations on the condensed consolidated statements of comprehensive income.

The Company will account for the earnout as a gain contingency and therefore did not record any receivables upon close. Rather, the earnout will be recognized in the Company’s condensed consolidated financial statements, if it is received, in 2025.

A number of services are continuing under a cost reimbursement Transition Services Agreement (‘TSA’) in which WTW is providing Gallagher support including real estate leases, information technology, payroll, human resources and accounting. These services are expected to be provided for a period not to exceed two years from the Principal Closing. Fees earned under the TSA were $8 million and $31 million during the three and nine months ended September 30, 2022, respectively, and have been recognized as a reduction to the costs incurred to service the TSA and are included in continuing operations within other operating expenses on the condensed consolidated statements of comprehensive income. Costs incurred to service the TSA are expected to be reduced as part of the Company’s Transformation program (see Note 6 — Restructuring Costs for a description of the program) as quickly as possible when the services are no longer required by Gallagher.

The following selected financial information relates to the operations of Willis Re for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue from discontinued operations	$10	$111	$50	$668
Costs of providing services
Salaries and benefits	5	97	13	291
Other operating expenses	—	29	1	60
Amortization	—	—	—	1
Total costs of providing services	5	126	14	352
Other income, net	—	—	—	1
Income/(loss) from discontinued operations before income taxes	5	(15)	36	317
Adjustment to gain on disposal of Willis Re	(2)	—	(65)	—
Benefit from/(provision for) income taxes	5	3	7	(70)
Net income payable to Gallagher on Deferred Closing	—	—	(5)	—
Income/(loss) from discontinued operations, net of tax	$8	$(12)	$(27)	$247

The expense amounts reflected above represent only the direct costs attributable to the Willis Re business and exclude allocations of corporate costs that will be retained following the sale. Neither the discontinued operations presented above, nor the unallocated corporate costs, reflect the impact of any cost reimbursement that will be received under the TSA.

Amounts classified as held for sale within our condensed consolidated balance sheets at both September 30, 2022 and December 31, 2021 are related to amounts payable as part of the Deferred Closing as well as the final purchase price adjustment at September 30, 2022. Certain amounts included in the condensed consolidated balance sheets have been excluded from the held-for-sale balances disclosed since the assets are not transferring under the terms of the sale agreement, and instead will be settled by the Company. At September 30, 2022 and December 31, 2021, the amounts of significant assets and liabilities related to the Willis Re businesses which were not transferred in the sale and are therefore not classified as held for sale on the condensed consolidated balance sheets are $3.8 billion and $2.6 billion of fiduciary assets and liabilities, $62 million and $71 million of accounts receivable and $137 million and $91 million of other current liabilities, respectively. Other than indemnified amounts, these amounts will be settled over time.

In October 2022, the Company transferred the amounts owed to Gallagher in relation to the completed Deferred Closing businesses, final purchase price adjustments and indemnities.

Miller Divestiture

On March 1, 2021, the Company completed the transaction to sell its U.K.-based, majority-owned wholesale subsidiary Miller for final total consideration of GBP 623 million ($818 million), which includes amounts paid to the minority shareholder. The $356 million net tax-exempt gain on the sale was included in Other income, net in the condensed consolidated statement of comprehensive income during the nine months ended September 30, 2021. Prior to disposal, Miller was included within the Company's former Investment, Risk and Reinsurance segment.

Other Disposals

The Company completed other disposals during the nine months ended September 30, 2022 for cash proceeds of $1 million and estimated non-cash proceeds of $43 million for a net gain on disposal of $46 million.

Note 4 — Revenue

Disaggregation of Revenue

The Company reports revenue by segment in Note 5 — Segment Information. The following tables present revenue by service offering and segment, as well as reconciliations to total revenue for the three and nine months ended September 30, 2022 and 2021. Along with reimbursable expenses and other, total revenue by service offering represents our revenue from customer contracts. The prior year segment information has been retrospectively adjusted to conform to the current year presentation.

	Three Months Ended September 30,
	HWC		R&B		Divested Businesses		Corporate (i)		Total
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Broking	$207	$189	$606	$621	$—	$8	$1	$—	$814	$818
Consulting	616	621	85	92	—	—	2	2	703	715
Outsourced administration	222	245	18	21	—	—	—	—	240	266
Other	111	109	38	38	—	—	—	1	149	148
Total revenue by service offering	1,156	1,164	747	772	—	8	3	3	1,906	1,947
Reimbursable expenses and other (i)	16	13	2	2	—	—	4	(10)	22	5
Total revenue from customer contracts	$1,172	$1,177	$749	$774	$—	$8	$7	$(7)	$1,928	$1,952
Interest and other income (ii)	6	4	18	15	—	—	1	2	25	21
Total revenue	$1,178	$1,181	$767	$789	$—	$8	$8	$(5)	$1,953	$1,973

	Nine Months Ended September 30,
	HWC		R&B		Divested Businesses		Corporate (i)		Total
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Broking	$714	$645	$1,963	$2,026	$—	$62	$8	$—	$2,685	$2,733
Consulting	1,886	1,910	280	292	—	6	7	6	2,173	2,214
Outsourced administration	696	754	61	69	—	—	—	—	757	823
Other	237	257	147	140	—	—	—	3	384	400
Total revenue by service offering	3,533	3,566	2,451	2,527	—	68	15	9	5,999	6,170
Reimbursable expenses and other (i)	43	40	7	5	—	—	3	(10)	53	35
Total revenue from customer contracts	$3,576	$3,606	$2,458	$2,532	$—	$68	$18	$(1)	$6,052	$6,205
Interest and other income (ii)	32	14	57	69	—	—	3	4	92	87
Total revenue	$3,608	$3,620	$2,515	$2,601	$—	$68	$21	$3	$6,144	$6,292

(i)
Reimbursable expenses and other, as well as Corporate revenue, are excluded from segment revenue, but included in total revenue on the condensed consolidated statements of comprehensive income. Amounts included in Corporate revenue may include eliminations and impacts from hedged revenue transactions.
(ii)
Interest and other income is included in segment revenue and total revenue, however it has been presented separately in the above tables because it does not arise directly from contracts with customers. In 2022, both HWC’s and R&B’s interest and other income resulted primarily from book-of-business settlements. For HWC, these amounts totaled $2 million and $19 million, respectively, for the three and nine months ended September 30, 2022. For R&B, these amounts totaled $11 million and $41 million, respectively, for the three and nine months ended September 30, 2022. In the three and nine months ended September 30, 2021, HWC had no material settlements, and R&B had settlements totaling $12 million and $59 million, respectively.

The following tables present revenue by the geography where our work is performed for the three and nine months ended September 30, 2022 and 2021. Reconciliations to total revenue on our condensed consolidated statements of comprehensive income and to segment revenue are shown in the table above. The prior year geographic information has been retrospectively adjusted to conform to the current year presentation.

	Three Months Ended September 30,
	HWC		R&B		Divested Businesses		Corporate		Total
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
North America	$766	$748	$326	$329	$—	$5	$2	$2	$1,094	$1,084
Europe	285	312	297	319	—	3	1	1	583	635
International	105	104	124	124	—	—	—	—	229	228
Total revenue by geography	$1,156	$1,164	$747	$772	$—	$8	$3	$3	$1,906	$1,947

	Nine Months Ended September 30,
	HWC		R&B		Divested Businesses		Corporate		Total
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
North America	$2,301	$2,258	$936	$922	$—	$15	$6	$6	$3,243	$3,201
Europe	931	1,018	1,128	1,201	—	53	8	3	2,067	2,275
International	301	290	387	404	—	—	1	—	689	694
Total revenue by geography	$3,533	$3,566	$2,451	$2,527	$—	$68	$15	$9	$5,999	$6,170

Contract Balances

The Company reports accounts receivable, net on the condensed consolidated balance sheet, which includes billed and unbilled receivables and current contract assets. In addition to accounts receivable, net, the Company had the following non-current contract assets and deferred revenue balances at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Billed receivables, net of allowance for doubtful accounts of $47 million and $45 million	$1,207	$1,504
Unbilled receivables	451	431
Current contract assets	226	435
Accounts receivable, net	$1,884	$2,370
Non-current accounts receivable, net	$44	$23
Non-current contract assets	$620	$532
Deferred revenue	$604	$576

During the three and nine months ended September 30, 2022, revenue of $53 million and $363 million, respectively, was recognized that was reflected as deferred revenue at December 31, 2021. During the three months ended September 30, 2022, revenue of $232 million was recognized that was reflected as deferred revenue at June 30, 2022.

During the three and nine months ended September 30, 2022, the Company recognized revenue of $1 million and $6 million, respectively, related to performance obligations satisfied prior to 2022.

Performance Obligations

The Company has contracts for which performance obligations have not been satisfied as of September 30, 2022 or have been partially satisfied as of this date. The following table shows the expected timing for the satisfaction of the remaining performance obligations. This table does not include contract renewals or variable consideration, which was excluded from the transaction prices in accordance with the guidance on constraining estimates of variable consideration.

In addition, in accordance with ASC 606, Revenue From Contracts With Customers (‘ASC 606’), the Company has elected not to disclose the remaining performance obligations when one or both of the following circumstances apply:

•
Performance obligations which are part of a contract that has an original expected duration of less than one year, and
•
Performance obligations satisfied in accordance with ASC 606-10-55-18 (‘right to invoice’).

	Remainder of 2022	2023	2024 onward	Total
Revenue expected to be recognized on contracts as of September 30, 2022	$181	$695	$900	$1,776

Since most of the Company’s contracts are cancellable with less than one year’s notice, and have no substantive penalty for cancellation, the majority of the Company’s remaining performance obligations as of September 30, 2022 have been excluded from the table above.
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

The following table presents segment revenue and segment operating income for our reportable segments for the three months ended September 30, 2022 and 2021. The prior year information has been retrospectively adjusted to conform to the current year presentation.

	Three Months Ended September 30,
	HWC		R&B		Total
	2022	2021	2022	2021	2022	2021
Segment revenue	$1,162	$1,168	$765	$787	$1,927	$1,955

Segment operating income	$236	$241	$105	$138	$341	$379

The following table presents segment revenue and segment operating income for our reportable segments for the nine months ended September 30, 2022 and 2021. The prior year information has been retrospectively adjusted to conform to the current year presentation.

	Nine Months Ended September 30,
	HWC		R&B		Total
	2022	2021	2022	2021	2022	2021
Segment revenue	$3,565	$3,580	$2,508	$2,596	$6,073	$6,176

Segment operating income	$710	$701	$465	$545	$1,175	$1,246

The following table presents reconciliations of the information reported by segment to the Company’s condensed consolidated statements of comprehensive income amounts reported for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Total segment revenue	$1,927	$1,955	$6,073	$6,176
Divested businesses (i)	—	8	—	68
Reimbursable expenses and other	26	10	71	48
Revenue	$1,953	$1,973	$6,144	$6,292

Total segment operating income	$341	$379	$1,175	$1,246
Divested businesses (i)	—	(20)	—	(49)
Impairment (ii)	—	—	(81)	—
Amortization	(71)	(85)	(239)	(285)
Restructuring costs	(9)	—	(71)	—
Transaction and transformation, net (iii)	(50)	952	(108)	877
Unallocated, net (iv)	(57)	(95)	(206)	(277)
Income from operations	154	1,131	470	1,512
Interest expense	(54)	(50)	(154)	(161)
Other income, net	85	105	205	617
Income from continuing operations before income taxes	$185	$1,186	$521	$1,968

(i)
Represents the revenue and income from operations of certain Investment, Risk and Reinsurance businesses which were divested in 2021 and not classified as discontinued operations.
(ii)
Represents the impairment related to the net assets of our Russian business that are held outside of our Russian entities (see Note 3 — Acquisitions and Divestitures for further information).
(iii)
In 2022, in addition to legal fees and other transaction costs, includes primarily consulting fees related to the Transformation program (see Note 6 — Restructuring Costs). In 2021, includes the $1 billion income receipt related to the termination of, and fees related to, our then-proposed Aon combination.
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

Note 6 — Restructuring Costs

In the fourth quarter of 2021, the Company initiated a three-year ‘Transformation program’ designed to enhance operations, optimize technology and align its real estate footprint to its new ways of working. During the third quarter of 2022, we revised the expected costs and savings under the program and we now expect the program to generate annual cost savings in excess of $360 million by the end of 2024. The program is expected to incur cumulative costs of approximately $630 million and capital expenditures of approximately $270 million, for a total investment of $900 million. The main categories of charges will be in the following four areas:

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

Certain costs under the Transformation program are accounted for under ASC 420, Exit or Disposal Cost Obligation, and are included as restructuring costs in the condensed consolidated statements of comprehensive income. Other costs incurred under the Transformation program are included in transaction and transformation, net and were $42 million and $73 million for the three and nine months ended September 30, 2022, respectively. An analysis of total restructuring costs incurred under the Transformation program by category and by segment and corporate functions, from commencement to September 30, 2022, is as follows:

	HWC	R&B	Corporate	Total
2021
Real estate rationalization	$—	$—	$19	$19
Technology modernization	—	5	—	5
Process optimization	—	—	—	—
Other	—	—	2	2
2022
Real estate rationalization	—	—	53	53
Technology modernization	—	1	16	17
Process optimization	1	—	—	1
Other	—	—	—	—
Total
Real estate rationalization	—	—	72	72
Technology modernization	—	6	16	22
Process optimization	1	—	—	1
Other	—	—	2	2
Total	$1	$6	$90	$97

A rollforward of the liability associated with cash-based charges related to restructuring costs associated with the Transformation program is as follows:

	Real estate rationalization	Technology modernization	Process optimization	Other	Total
Balance at October 1, 2021	$—	$—	$—	$—	$—
Charges incurred	—	—	—	2	2
Cash payments	—	—	—	(1)	(1)
Balance at December 31, 2021	—	—	—	1	1
Charges incurred	15	—	1	—	16
Cash payments	(12)	—	(1)	(1)	(14)
Balance at September 30, 2022	$3	$—	$—	$—	$3

Note 7 — Income Taxes

Provision for income taxes for the three and nine months ended September 30, 2022 was $1 million and $63 million, respectively, compared to $267 million and $386 million for the three and nine months ended September 30, 2021, respectively. The effective tax rates were 0.7% and 12.1% for the three and nine months ended September 30, 2022, respectively, and 22.5% and 19.6% for the three and nine months ended September 30, 2021, respectively. These effective tax rates are calculated using extended values from the Company’s condensed consolidated statements of comprehensive income and are, therefore, more precise tax rates than can be calculated from rounded values. The prior-year quarter’s effective tax rate was higher due to the tax expense associated with the income receipt related to the termination of our then-proposed combination with Aon. Additionally, the current-quarter’s effective tax rate includes discrete tax benefits related to amending the Company’s U.S. federal and state tax returns to change certain elections available under the Coronavirus Aid, Relief, and Economic Security (‘CARES’) Act as well as excess tax benefits on executive share-based compensation.

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

The Company records valuation allowances against net deferred tax assets based on whether it is more likely than not that the deferred tax assets will be realized. It has liabilities for uncertain tax positions under ASC 740, Income Taxes, of $31 million, excluding interest and penalties. The Company believes the outcomes that are reasonably possible within the next 12 months may result in a reduction in the liability for uncertain tax positions of approximately $3 million to $4 million, excluding interest and penalties.

Note 8 — Goodwill and Other Intangible Assets

Goodwill

The components of goodwill are outlined below for the nine months ended September 30, 2022. The prior year segment information has been retrospectively adjusted to conform to the current year presentation.

	HWC	R&B	Total
Balance at December 31, 2021:
Goodwill, gross	$7,904	$2,771	$10,675
Accumulated impairment losses	(130)	(362)	(492)
Goodwill, net - December 31, 2021	7,774	2,409	10,183
Goodwill acquired	—	103	103
Goodwill disposals	—	(18)	(18)
Foreign exchange	(62)	(117)	(179)
Balance at September 30, 2022:
Goodwill, gross	7,842	2,739	10,581
Accumulated impairment losses	(130)	(362)	(492)
Goodwill, net - September 30, 2022	$7,712	$2,377	$10,089

Other Intangible Assets

The following table reflects changes in the net carrying amounts of the components of finite-lived intangible assets for the nine months ended September 30, 2022:

	Client relationships	Software	Trademark and trade name	Other	Total
Balance at December 31, 2021:
Intangible assets, gross	$3,794	$742	$1,039	$102	$5,677
Accumulated amortization	(2,118)	(701)	(257)	(46)	(3,122)
Intangible assets, net - December 31, 2021	1,676	41	782	56	2,555
Intangible assets acquired	60	4	1	—	65
Intangible asset disposals	(1)	—	—	(5)	(6)
Amortization	(173)	(27)	(32)	(7)	(239)
Foreign exchange	(57)	—	(2)	(2)	(61)
Balance at September 30, 2022:
Intangible assets, gross	3,691	710	1,035	95	5,531
Accumulated amortization	(2,186)	(692)	(286)	(53)	(3,217)
Intangible assets, net - September 30, 2022	$1,505	$18	$749	$42	$2,314

The weighted-average remaining life of amortizable intangible assets at September 30, 2022 was 12.6 years.

The table below reflects the future estimated amortization expense for amortizable intangible assets for the remainder of 2022 and for subsequent years:

Amortization
Remainder of 2022	$70
2023	257
2024	224
2025	204
2026	197
Thereafter	1,362
Total	$2,314

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

These derivatives were designated as hedging instruments and at September 30, 2022 and December 31, 2021 had total notional amounts of $127 million and $155 million, respectively, and had a net liability fair value of $9 million and a net asset fair value of $3 million, respectively.

At September 30, 2022, the Company estimates, based on current exchange rates, there will be $6 million of net derivative losses on forward exchange rates reclassified from accumulated other comprehensive loss into earnings within the next twelve months as the forecast transactions affect earnings. At September 30, 2022, our longest outstanding maturity was 1.7 years.

The effects of the material derivative instruments that are designated as hedging instruments on the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2022 and 2021 are below. Amounts pertaining to the ineffective portion of hedging instruments and those excluded from effectiveness testing were immaterial for the three and nine months ended September 30, 2022 and 2021.

	(Loss)/gain recognized in OCI (effective element)
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Forward exchange contracts	$(6)	$(2)	$(12)	$3

Location of (loss)/gain reclassified from Accumulated OCL into income (effective element)	(Loss)/gain reclassified from Accumulated OCL into income (effective element)
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue	$—	$(1)	$1	$(3)
Salaries and benefits	(2)	2	(1)	5
Discontinued operations	—	—	—	3
	$(2)	$1	$—	$5

The Company engages in intercompany borrowing and lending between subsidiaries, primarily through its in-house banking operations which give rise to foreign exchange exposures. The Company mitigates these risks through the use of short-term foreign currency forward and swap transactions that offset the underlying exposure created when the borrower and lender have different functional currencies. These derivatives are not generally designated as hedging instruments and at September 30, 2022 and December 31, 2021, we had notional amounts of $2.2 billion and $2.9 billion, respectively. At September 30, 2022 and December 31, 2021, we had a net liability fair value of $15 million and a net asset fair value of $15 million, respectively. Such derivatives typically mature within three months.

The effects of these derivatives that have not been designated as hedging instruments on the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2022 and 2021 are as follows (see Note 16 — Other Income, Net for the net foreign currency impact on the Company’s condensed consolidated statements of comprehensive income which includes the results of the offset of underlying exposures):

		(Loss)/gain recognized in income
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments:	Location of (loss)/gain recognized in income	2022	2021	2022	2021
Forward exchange contracts	Other income, net	$(182)	$(7)	$(208)	$(36)

Note 10 — Debt

Current debt consists of the following:

	September 30, 2022	December 31, 2021
2.125% senior notes due 2022 (i)	$—	$613
4.625% senior notes due 2023	250	—
	$250	$613

Long-term debt consists of the following:

	September 30, 2022	December 31, 2021
Revolving $1.5 billion credit facility	$—	$—
4.625% senior notes due 2023	—	249
3.600% senior notes due 2024	648	648
4.400% senior notes due 2026	547	546
4.650% senior notes due 2027	744	—
4.500% senior notes due 2028	597	597
2.950% senior notes due 2029	726	726
6.125% senior notes due 2043	271	271
5.050% senior notes due 2048	395	395
3.875% senior notes due 2049	542	542
	$4,470	$3,974

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

At September 30, 2022 and December 31, 2021, we were in compliance with all financial covenants.

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

The following tables present our assets and liabilities measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021:

		Fair Value Measurements on a Recurring Basis at September 30, 2022
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds / exchange traded funds	Prepaid and other current assets and other non-current assets	$6	$—	$—	$6
	Fiduciary assets	128	—	—	128
Derivatives:
Derivative financial instruments (i)	Prepaid and other current assets and other non-current assets	$—	$3	$—	$3
Liabilities:
Contingent consideration:
Contingent consideration (ii)	Other current liabilities and other non-current liabilities	$—	$—	$54	$54
Derivatives:
Derivative financial instruments (i)	Other current liabilities and other non-current liabilities	$—	$27	$—	$27

		Fair Value Measurements on a Recurring Basis at December 31, 2021
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds / exchange traded funds	Prepaid and other current assets and other non-current assets	$9	$—	$—	$9
	Fiduciary assets	152	—	—	152
Certificates of deposit/term deposits	Prepaid and other current assets and other non-current assets	200	—	—	200
Derivatives:
Derivative financial instruments (i)	Prepaid and other current assets and other non-current assets	$—	$18	$—	$18
Liabilities:
Contingent consideration:
Contingent consideration (ii)	Other current liabilities and other non-current liabilities	$—	$—	$51	$51
Derivatives:
Derivative financial instruments (i)	Other current liabilities and other non-current liabilities	$—	$—	$—	$—

(i)
See Note 9 — Derivative Financial Instruments for further information on our derivative investments.
(ii)
Probability weightings are based on our knowledge of the past and planned performance of the acquired entity to which the contingent consideration applies. The fair value weighted-average discount rates used in our material contingent consideration calculations were 11.99% and 11.92% at September 30, 2022 and December 31, 2021, respectively. The range of these discount rates was 3.53% - 13.80% at September 30, 2022. Using different probability weightings and discount rates could result in an increase or decrease of the contingent consideration payable.

The following table summarizes the change in fair value of the Level 3 liabilities:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	September 30, 2022
Balance at December 31, 2021	$51
Obligations assumed	22
Payments	(22)
Realized and unrealized losses (i)	5
Foreign exchange	(2)
Balance at September 30, 2022	$54

(i)
Realized and unrealized losses include accretion and adjustments to contingent consideration liabilities, which are included within Interest expense and Other operating expenses, respectively, on the condensed consolidated statements of comprehensive income.

There were no significant transfers to or from Level 3 in the nine months ended September 30, 2022.

Fair value information about financial instruments not measured at fair value

The following tables present our liabilities not measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Long-term note receivable	$62	$58	$69	$70
Liabilities:
Current debt	$250	$249	$613	$616
Long-term debt	$4,470	$4,017	$3,974	$4,453

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

Components of Net Periodic Benefit (Income)/Cost for Defined Benefit Pension and Post-retirement Welfare Plans

The following tables set forth the components of net periodic benefit (income)/cost for the Company’s defined benefit pension and PRW plans for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022				2021
	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW
Service cost	$20	$2	$6	$—	$19	$4	$6	$—
Interest cost	29	18	4	—	24	14	3	—
Expected return on plan assets	(83)	(34)	(10)	—	(79)	(42)	(9)	—
Settlement	3	1	—	—	—	1	2	—
Amortization of net loss	4	7	—	—	8	7	1	1
Amortization of prior service credit	—	(3)	1	—	—	(4)	1	(1)
Net periodic benefit (income)/cost	$(27)	$(9)	$1	$—	$(28)	$(20)	$4	$—

	Nine Months Ended September 30,
	2022				2021
	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW
Service cost	$58	$9	$17	$—	$59	$13	$18	$—
Interest cost	88	54	12	1	71	42	9	1
Expected return on plan assets	(248)	(110)	(29)	—	(233)	(128)	(28)	—
Settlement	3	1	—	—	1	2	2	—
Amortization of net loss	11	22	2	1	30	21	4	2
Amortization of prior service credit	—	(9)	1	(2)	—	(13)	1	(3)
Net periodic benefit (income)/cost	$(88)	$(33)	$3	$—	$(72)	$(63)	$6	$—

Employer Contributions to Defined Benefit Pension Plans

The Company did not make any contributions to its U.S. plans during the nine months ended September 30, 2022 and currently does not anticipate making contributions over the remainder of the fiscal year. The Company made contributions of $23 million to its U.K. plans for the nine months ended September 30, 2022 and anticipates making additional contributions of $13 million for the remainder of the fiscal year. The Company made contributions of $22 million to its other plans for the nine months ended September 30, 2022 and anticipates making additional contributions of $2 million for the remainder of the fiscal year.

Defined Contribution Plans

The Company made contributions to its defined contribution plans of $34 million and $114 million during the three and nine months ended September 30, 2022, respectively, and $36 million and $118 million during the three and nine months ended September 30, 2021, respectively.
Note 13 — Leases

The following tables present lease costs recorded on our condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Finance lease cost:
Amortization of right-of-use assets	$—	$—	$1	$1
Interest on lease liabilities	1	1	2	2
Operating lease cost	35	43	130	134
Short-term lease cost	—	—	—	1
Variable lease cost	13	13	47	39
Sublease income	(3)	(6)	(12)	(16)
Total lease cost, net	$46	$51	$168	$161

The total lease cost is recognized in different locations in our condensed consolidated statements of comprehensive income. Amortization of the finance lease right-of-use assets is included in depreciation, while the interest cost component of these finance leases is included in interest expense. All other costs are included in other operating expenses, with the exception of $2 million and $33 million, respectively, incurred during the three and nine months ended September 30, 2022 that was included in restructuring costs (see Note 6 — Restructuring Costs) that primarily related to the acceleration of amortization of certain abandoned right-of-use assets and the payment of early termination fees. There are no significant lease costs that have been included as discontinued operations in the condensed consolidated statements of comprehensive income during the three and nine months ended September 30, 2022 and 2021.

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

Errors and omissions claims, lawsuits, and other proceedings arising in the ordinary course of business are covered in part by professional indemnity or other appropriate insurance. The terms of this insurance vary by policy year. Regarding self-insured risks, the Company has established provisions which are believed to be adequate in light of current information and legal advice, or, in certain cases, where a range of loss exists, the Company accrues the minimum amount in the range if no amount within the range is a better estimate than any other amount. The Company adjusts such provisions from time to time according to developments. See Note 15 — Supplementary Information for Certain Balance Sheet Accounts for the amounts accrued at September 30, 2022 and December 31, 2021 in the condensed consolidated balance sheets.

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

Note 15 — Supplementary Information for Certain Balance Sheet Accounts

Additional details of specific balance sheet accounts are detailed below.

Prepaid and other current assets consist of the following:

	September 30, 2022	December 31, 2021
Prepayments and accrued income	$112	$137
Short-term investments	—	200
Deferred contract costs	63	74
Derivatives and investments	20	35
Deferred compensation plan assets	13	19
Corporate income and other taxes	198	82
Acquired renewal commissions receivable	9	11
Other current assets	61	54
Total prepaid and other current assets	$476	$612

Deferred revenue and accrued expenses consist of the following:

	September 30, 2022	December 31, 2021
Accounts payable, accrued liabilities and deferred income	$876	$898
Accrued discretionary and incentive compensation	524	811
Accrued vacation	173	145
Other employee-related liabilities	67	72
Total deferred revenue and accrued expenses	$1,640	$1,926

Other current liabilities consists of the following:

	September 30, 2022	December 31, 2021
Dividends payable	$102	$112
Income and other taxes payable	153	278
Interest payable	30	55
Deferred compensation plan liabilities	12	49
Contingent and deferred consideration on acquisitions	13	24
Accrued retirement benefits	58	65
Derivatives	25	—
Payroll and other benefits-related liabilities	220	230
Third-party commissions	128	101
Other current liabilities	110	101
Total other current liabilities	$851	$1,015

Provision for liabilities consists of the following:

	September 30, 2022	December 31, 2021
Claims, lawsuits and other proceedings	$306	$311
Other provisions	59	64
Total provision for liabilities	$365	$375

Other non-current liabilities consists of the following:

	September 30, 2022	December 31, 2021
Deferred compensation plan liability	$75	$109
Contingent and deferred consideration on acquisitions	41	27
Liabilities for uncertain tax positions	32	43
Finance leases	13	15
Other non-current liabilities	42	59
Total other non-current liabilities	$203	$253

Note 16 — Other Income, Net

Other income, net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gain/(loss) on disposal of operations (i)	$21	$23	$(11)	$380
Net periodic pension and postretirement benefit credits	64	79	204	227
Interest in earnings of associates and other investments	—	1	4	5
Foreign exchange (loss)/gain	(1)	1	4	4
Other	1	1	4	1
Other income, net	$85	$105	$205	$617

(i)
For the nine months ended September 30, 2022, includes a $24 million non-cash revaluation gain related to an acquisition completed in stages.

Note 17 — Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of non-controlling interests, and net of tax are provided in the following tables for the three and nine months ended September 30, 2022 and 2021. These tables exclude amounts attributable to non-controlling interests, which are not material for further disclosure.

	Foreign currency translation (i)		Derivative instruments (i)		Defined pension and post-retirement benefit costs (ii)		Total
	2022	2021	2022	2021	2022	2021	2022	2021
Quarter-to-date activity:
Balance at June 30, 2022 and 2021, respectively	$(794)	$(376)	$6	$13	$(1,698)	$(1,915)	$(2,486)	$(2,278)
Other comprehensive (loss)/income before reclassifications	(240)	(81)	(5)	(1)	5	2	(240)	(80)
Loss/(gain) reclassified from accumulated other comprehensive loss (net of income tax benefit of $2 and $8, respectively)	—	—	1	(1)	5	—	6	(1)
Net current-period other comprehensive (loss)/income	(240)	(81)	(4)	(2)	10	2	(234)	(81)
Balance at September 30, 2022 and 2021, respectively	$(1,034)	$(457)	$2	$11	$(1,688)	$(1,913)	$(2,720)	$(2,359)

Year-to-date activity:
Balance at December 31, 2021 and 2020, respectively	$(489)	$(400)	$11	$9	$(1,708)	$(1,968)	$(2,186)	$(2,359)
Other comprehensive (loss)/income before reclassifications	(545)	(101)	(8)	7	3	2	(550)	(92)
Loss/(gain) reclassified from accumulated other comprehensive loss (net of income tax benefit of $6 and $15, respectively) (iii)	—	44	(1)	(5)	17	53	16	92
Net current-period other comprehensive (loss)/income	(545)	(57)	(9)	2	20	55	(534)	—
Balance at September 30, 2022 and 2021, respectively	$(1,034)	$(457)	$2	$11	$(1,688)	$(1,913)	$(2,720)	$(2,359)

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

At both September 30, 2022 and 2021, there were 0.6 million restricted performance-based stock units outstanding. At September 30, 2022, there were 0.4 million restricted time-based stock units outstanding; restricted time-based stock units were immaterial at September 30, 2021. There were no performance-based options outstanding at September 30, 2022; at September 30, 2021, there were 0.3 million performance-based options outstanding. The Company’s time-based share options were immaterial at September 30, 2022; there were 0.1 million time-based share options outstanding at September 30, 2021.

Basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income from continuing operations	$184	$919	$458	$1,582
Less: income attributable to non-controllable interests	(2)	(4)	(10)	(9)
Income from continuing operations attributable to WTW	$182	$915	$448	$1,573

Income/(loss) from discontinued operations, net of tax	$8	$(12)	$(27)	$247

Basic average number of shares outstanding	110	129	113	130
Dilutive effect of potentially issuable shares	1	—	1	—
Diluted average number of shares outstanding	111	129	114	130

Basic earnings per share from continuing operations attributable to WTW	$1.65	$7.10	$3.95	$12.14
Dilutive effect of potentially issuable shares	—	(0.02)	—	(0.04)
Diluted earnings per share from continuing operations attributable to WTW	$1.65	$7.08	$3.95	$12.10

Basic earnings/(loss) per share from discontinued operations, net of tax	$0.07	$(0.09)	$(0.24)	$1.90
Dilutive effect of potentially issuable shares	—	—	—	—
Diluted earnings/(loss) per share from discontinued operations, net of tax	$0.07	$(0.09)	$(0.24)	$1.90

For both the three and nine months ended September 30, 2022, 0.3 million restricted stock units were not included in the computation of the dilutive effect of potentially issuable shares because their effect was anti-dilutive. For the three and nine months ended September 30, 2021, 0.4 million and 0.3 million restricted stock units, respectively, were not included in the computation of the dilutive effect of potentially issuable shares because their effect was anti-dilutive. There were no anti-dilutive options for the three and nine months ended September 30, 2022 and 2021.

Note 19 — Supplemental Disclosures of Cash Flow Information

Supplemental disclosures regarding cash flow information are as follows:

	Nine months ended September 30,
	2022	2021
Supplemental disclosures of cash flow information:
Cash and cash equivalents	$1,496	$2,162
Fiduciary funds (included in fiduciary assets)	3,170	3,963
Cash and cash equivalents and fiduciary funds (included in current assets held for sale)	5	53
Other restricted cash (included in prepaids and other current assets)	—	6
Total cash, cash equivalents and restricted cash	$4,671	$6,184

(Decrease)/increase in cash, cash equivalents and other restricted cash	$(2,904)	$149
Increase/(decrease) in fiduciary funds	174	(167)
Total	$(2,730)	$(18)

Revision of previously issued financial statements - During the nine months ended September 30, 2022, to reflect the guidance on restricted cash presentation in FASB ASC 230, Statement of Cash Flows, WTW corrected the classification of its fiduciary funds balances, in the amounts shown in the table above, on our condensed consolidated statements of cash flows, by including these amounts in the total cash, cash equivalents and restricted cash amounts held at each balance sheet date. As a result, cash, cash equivalents and restricted cash balances of $2.2 billion and $2.1 billion at September 30, 2021 and December 31, 2020, respectively, have been revised to $6.2 billion and $6.3 billion, respectively. Additionally, the effect of exchange rate changes on cash, cash equivalents and restricted cash has been updated to include the effect of exchange rate changes on the fiduciary funds balances.

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

Risks and Uncertainties of the Economic Environment

Beginning with the COVID-19 pandemic, there have been adverse changes in global commercial activity, particularly in the global supply chain and workforce availability, and significant volatility in the global financial markets including, among other effects, occasional declines in the equity markets, changes in interest rates and reduced liquidity on a global basis.

Supply and labor market disruptions caused by COVID-19, accommodative monetary and fiscal policy and the Russian invasion of Ukraine have contributed to significant inflation in many of the markets in which we operate. This impacts not only the costs to attract and retain employees but also other costs to run and invest in our business. If our costs grow significantly in excess of our ability to raise revenue, our margins and results of operations may be materially and adversely impacted and we may not be able to achieve our strategic and financial objectives.

Although we believe we have adapted to the unique challenges posed by COVID-19 surrounding how and where we do our work, we are also impacted by the negative effect on workforce availability, which could hamper our ability to grow our capacity on pace with increasing demand for our services. We expect the market for talent to remain highly competitive for at least the next several months. We will continue to monitor the situation and assess any implications to our business and our stakeholders.

Outlook Following Russia Divestiture

In the third quarter of 2022, we completed the transfer of ownership of our Russian subsidiaries to local management and, given current conditions, do not anticipate resuming operations in Russia within the foreseeable future. The Russian entities were primarily within our Risk & Broking segment. We have estimated that the annualized run-rate impact from the divestiture of our Russian operations is approximately $120 million of revenue. Additionally, the Russian business was highly profitable, with operating margins in excess of double the enterprise-level margins. Because we did not receive significant proceeds in connection with the divestiture with which to reinvest in the business, the lost profits will adversely impact earnings, margins and cash flow. See ‘Disclaimer Regarding Forward-looking Statements’ and Part II, Item 1A ‘Risk Factors’ of this Quarterly Report on Form 10-Q for a discussion of the risks associated with expense actions.

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

Transformation Program

In the fourth quarter of 2021, we initiated a three-year ‘Transformation program’ designed to enhance operations, optimize technology and align our real estate footprint to our new ways of working. During the third quarter of 2022, we revised the expected costs and savings under the program and we now expect the program to generate annual cost savings in excess of $360 million by the end of 2024. The program is expected to incur cumulative costs of $630 million and capital expenditures of approximately $270 million, for a total investment of $900 million. The main categories of charges will be in the following four areas:

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

Certain costs under the Transformation program are accounted for under ASC 420, Exit or Disposal Cost Obligation, and are included as restructuring costs in the condensed consolidated statements of comprehensive income. For the three and nine months ended September 30, 2022, restructuring charges under our Transformation program totaled $9 million and $71 million, respectively. Other costs incurred under the Transformation program are included in transaction and transformation, net and were $42 million and $73 million for the three and nine months ended September 30, 2022, respectively. From the actions taken through the third quarter of 2022, we have identified an additional $29 million of annualized run-rate savings during the quarter due to newly-realized opportunities and incremental sources of value, and $100 million of cumulative annualized run-rate savings identified to date since the inception of the program, which savings overall are primarily attributable to the reduction of real estate and technology costs, as well as process optimization. The benefits from the program began to be recognized during 2022.

For a discussion of some of the risks associated with the Transformation program, see Part I, Item 1A ‘Risk Factors’ in our Annual Report on Form 10-K, filed with the SEC on February 24, 2022.

Financial Statement Overview

The table below sets forth our summarized condensed consolidated statements of comprehensive income and data as a percentage of revenue for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	($ in millions, except per share data)
Revenue	$1,953	100%	$1,973	100%	$6,144	100%	$6,292	100%
Costs of providing services
Salaries and benefits	1,225	63%	1,255	64%	3,802	62%	3,991	63%
Other operating expenses	384	20%	385	20%	1,263	21%	1,169	19%
Depreciation	60	3%	69	3%	191	3%	212	3%
Amortization	71	4%	85	4%	239	4%	285	5%
Restructuring costs	9	—%	—	—%	71	1%	—	—%
Transaction and transformation, net	50	3%	(952)	(48)%	108	2%	(877)	(14)%
Total costs of providing services	1,799		842		5,674		4,780
Income from operations	154	8%	1,131	57%	470	8%	1,512	24%
Interest expense	(54)	(3)%	(50)	(3)%	(154)	(3)%	(161)	(3)%
Other income, net	85	4%	105	5%	205	3%	617	10%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	185	9%	1,186	60%	521	8%	1,968	31%
Provision for income taxes	(1)	—%	(267)	(14)%	(63)	(1)%	(386)	(6)%
INCOME FROM CONTINUING OPERATIONS	184	9%	919	47%	458	7%	1,582	25%
INCOME/(LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	8	—%	(12)	(1)%	(27)	—%	247	4%
Income attributable to non-controlling interests	(2)	—%	(4)	—%	(10)	—%	(9)	—%
NET INCOME ATTRIBUTABLE TO WTW	$190	10%	$903	46%	$421	7%	$1,820	29%
Diluted earnings per share from continuing operations	$1.65		$7.08		$3.95		$12.10

Consolidated Revenue (Continuing Operations)

Revenue for both the three months ended September 30, 2022 and 2021 was $2.0 billion, a decrease of $20 million, or 1%, on an as-reported basis. Adjusting for the impacts of foreign currency and acquisitions and disposals, our organic revenue growth was 6% for the three months ended September 30, 2022. Revenue for the nine months ended September 30, 2022 was $6.1 billion, compared to $6.3 billion for the nine months ended September 30, 2021, a decrease of $148 million, or 2%, on an as-reported basis. Adjusting for the impacts of foreign currency and acquisitions and disposals, our organic revenue growth was 3% for the nine months ended September 30, 2022. The increases in organic revenue were driven by both segments.

Our revenue can be materially impacted by changes in currency conversions, which can fluctuate significantly over the course of a calendar year. For the three months ended September 30, 2022, currency translation decreased our consolidated revenue by $100 million. For the nine months ended September 30, 2022, currency translation decreased our consolidated revenue by $239 million. The primary currencies driving these changes were the Euro and Pound sterling.

The following table details our top five markets based on the percentage of consolidated revenue (in U.S. dollars) from the countries where work was performed for the nine months ended September 30, 2022. These figures do not represent the currency of the related revenue, which is presented in the next table.

Geographic Region	% of Revenue
United States	51%
United Kingdom	19%
France	5%
Canada	3%
Germany	3%

The table below details the approximate percentage of our revenue and expenses from continuing operations by transactional currency for the nine months ended September 30, 2022.

Transactional Currency	Revenue	Expenses (i)
U.S. dollars	58%	54%
Pounds sterling	12%	17%
Euro	15%	13%
Other currencies	15%	16%

(i)
These percentages exclude certain expenses for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. These items include amortization of intangible assets and transaction and transformation, net.

The following tables set forth the total revenue for the three and nine months ended September 30, 2022 and 2021 and the components of the changes in total revenue for the three and nine months ended September 30, 2022, as compared to the prior year periods. The components of the revenue change may not add due to rounding.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Three Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2022	2021	Change	Impact	Change	Divestitures	Change
	($ in millions)
Revenue	$1,953	$1,973	(1)%	(5)%	4%	(1)%	6%

				Components of Revenue Change
			As	Less:	Constant	Less:
	Nine Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2022	2021	Change	Impact	Change	Divestitures	Change
	($ in millions)
Revenue	$6,144	$6,292	(2)%	(4)%	1%	(2)%	3%
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

HWC Revenue

The following table sets forth HWC segment revenue for the three months ended September 30, 2022 and 2021 and the components of the change in revenue for the three months ended September 30, 2022 from the three months ended September 30, 2021.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Three Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2022	2021	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$1,162	$1,168	(1)%	(5)%	4%	—%	4%

HWC segment revenue for both the three months ended September 30, 2022 and 2021 was $1.2 billion. On an organic basis, all components of the segment contributed to growth, with Health and Career leading the segment. Growth in our Health business was driven by new client appointments and increases in advisory work and product sales. Our Wealth businesses generated organic revenue growth from higher levels of regulatory work in Great Britain and increased project activity related to financial market volatility, partially offset by headwinds from the negative impact of capital market performance. Our Career businesses grew revenue organically with increased participation and sales in our compensation benchmarking surveys and through increased project activity. Benefits Delivery & Outsourcing organic revenue growth was led by Medicare Advantage sales.

The following table sets forth HWC segment revenue for the nine months ended September 30, 2022 and 2021, and the components of the change in revenue for the nine months ended September 30, 2022 from the nine months ended September 30, 2021.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Nine Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2022	2021	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$3,565	$3,580	—%	(3)%	3%	—%	3%

HWC segment revenue for both the nine months ended September 30, 2022 and 2021 was $3.6 billion. Organic growth was led by the Health business primarily due to demand for products and advisory work combined with new client appointments. The Health business’ revenue also benefited from gains recorded in connection with book-of-business settlements. Career also contributed strong growth, driven by demand for our survey offerings, reward-based advisory services, compensation benchmarking products and increased project activity. Benefits Delivery & Outsourcing organic revenue increased, led by its expanded client base and Medicare Advantage sales. Organic growth was partially offset by a decline in Wealth revenue, principally due to headwinds from outsized performance fees earned in the prior year and capital market declines this year.

R&B Revenue

The following table sets forth R&B segment revenue for the three months ended September 30, 2022 and 2021 and the components of the change in revenue for the three months ended September 30, 2022 from the three months ended September 30, 2021.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Three Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2022	2021	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$765	$787	(3)%	(6)%	3%	(3)%	6%

R&B segment revenue for the three months ended September 30, 2022 and 2021 was $765 million and $787 million, respectively. On an organic basis, Corporate Risk & Broking generated organic revenue growth across all regions, primarily driven by our global lines of business, most notably in Aerospace, Natural Resources and FINEX. Insurance Consulting and Technology's organic revenue grew primarily as a result of new software sales. Book-of-business settlement activity was largely in line with prior year and did not meaningfully affect Corporate Risk and Broking's organic growth rate.

The following table sets forth R&B segment revenue for the nine months ended September 30, 2022 and 2021, and the components of the change in revenue for the nine months ended September 30, 2022 from the nine months ended September 30, 2021.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Nine Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2022	2021	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$2,508	$2,596	(3)%	(5)%	1%	(2)%	3%

R&B segment revenue for the nine months ended September 30, 2022 and 2021 was $2.5 billion and $2.6 billion, respectively. On an organic basis, CRB’s revenue grew across all regions, primarily driven by our global lines of business, most notably in Aerospace, Natural Resources and FINEX. ICT’s organic revenue grew from increased software sales and advisory work.

Costs of Providing Services (Continuing Operations)

Total costs of providing services for the three months ended September 30, 2022 were $1.8 billion, compared to $842 million for the three months ended September 30, 2021, an increase of $957 million, or 114%. Total costs of providing services for the nine months ended September 30, 2022 were $5.7 billion, compared to $4.8 billion for the nine months ended September 30, 2021, an increase of $894 million, or 19%. These increases were primarily due to the prior-year period $1 billion income receipt related to the termination of our then-proposed Aon transaction, which resulted in lower total costs. See the following discussion for further details.

Salaries and Benefits

Salaries and benefits for the three months ended September 30, 2022 were $1.2 billion, compared to $1.3 billion for the three months ended September 30, 2021, a decrease of $30 million, or 2%. Salaries and benefits, as a percentage of revenue, were 63% and 64% for the three months ended September 30, 2022 and 2021, respectively.

Salaries and benefits for the nine months ended September 30, 2022 were $3.8 billion, compared to $4.0 billion for the nine months ended September 30, 2021, a decrease of $189 million, or 5%. Salaries and benefits, as a percentage of revenue, were 62% and 63% for the nine months ended September 30, 2022 and 2021, respectively. The decreases in both current-year periods are primarily due to lower incentive and compensation costs for the period.

Other Operating Expenses

Other operating expenses for the three months ended September 30, 2022 were $384 million, compared to $385 million for the three months ended September 30, 2021, a decrease of $1 million. The decrease was primarily due to lower non-income-related tax expense and occupancy costs, partially offset by higher travel and entertainment costs and local office expenses. Other operating expenses for the nine months ended September 30, 2022 were $1.3 billion, compared to $1.2 billion for the nine months ended September 30, 2021, an increase of $94 million, or 8%. The increase was primarily due to asset impairments, mostly accounts receivables, related to Russian insurance contracts placed by U.K. brokers in the London market (see Note 3 — Acquisitions and Divestitures within Part I, Item 1 ‘Financial Statements’ in this Form 10-Q for additional information), higher travel and entertainment costs, local office expenses and business insurance costs, partially offset by lower non-income-related tax expense and occupancy costs for the current year as compared to the prior year.

Depreciation

Depreciation for the three months ended September 30, 2022 was $60 million, compared to $69 million for the three months ended September 30, 2021, a decrease of $9 million, or 13%. Depreciation for the nine months ended September 30, 2022 was $191 million, compared to $212 million for the nine months ended September 30, 2021, a decrease of $21 million, or 10%. The quarter-over-quarter and year-over-year decreases were primarily due to a lower depreciable base of assets resulting from business disposals over the last two years and a lower dollar value of assets placed in service during 2021.

Amortization

Amortization for the three months ended September 30, 2022 was $71 million, compared to $85 million for the three months ended September 30, 2021, a decrease of $14 million, or 16%. Amortization for the nine months ended September 30, 2022 was $239 million, compared to $285 million for the nine months ended September 30, 2021, a decrease of $46 million, or 16%. Our intangible amortization is generally more heavily weighted to the initial years of the useful lives of the related intangibles, and therefore amortization related to intangible assets will continue to decrease over time.

Restructuring Costs

Restructuring costs for the three and nine months ended September 30, 2022 were $9 million and $71 million, respectively. Restructuring costs primarily relate to the real estate rationalization and technology modernization components of the Transformation program (see ‘Transformation Program’ within this Part I, Item 2 and Note 6 — Restructuring Costs within Part I, Item 1 ‘Financial Statements’ of this Quarterly Report on Form 10-Q).

Transaction and Transformation, Net

Transaction and transformation, net costs for the three months ended September 30, 2022 were $50 million, compared to income of $952 million for the three months ended September 30, 2021. Transaction and transformation, net costs for the nine months ended September 30, 2022 were $108 million, compared to income of $877 million for the nine months ended September 30, 2021. Transaction and transformation, net costs for the current year were comprised of compensation costs and consulting fees related to the Transformation program (see ‘Transformation Program’ within this Part I, Item 2), as well as legal fees and other transaction costs. Transaction and transformation, net income for the prior-year period consisted mostly of the $1 billion income receipt related to the termination of our then-proposed combination with Aon, and was partially offset by legal and other professional fees related to this terminated transaction.

Income from Operations

Income from operations for the three months ended September 30, 2022 was $154 million, compared to $1.1 billion for the three months ended September 30, 2021, a decrease of $977 million. Income from operations for the nine months ended September 30, 2022 was $470 million, compared to $1.5 billion for the nine months ended September 30, 2021, a decrease of $1.0 billion. The decreases in both the quarter and year-to-date results were primarily due to the prior-year $1 billion income receipt from the termination of the then-proposed Aon transaction, which resulted in lower total costs.

The lower revenue during the current year resulted from unfavorable foreign exchange and recent business disposals.

Interest Expense

Interest expense for the three months ended September 30, 2022 was $54 million, compared to $50 million for the three months ended September 30, 2021, an increase of $4 million, or 8%. This increase was primarily due to new higher interest-bearing senior notes issued during the second quarter. Interest expense for the nine months ended September 30, 2022 was $154 million as compared to $161 million for the nine months ended September 30, 2021, a decrease of $7 million, or 4%. This decrease was primarily the result of lower average levels of indebtedness in the current year.

Other Income, Net

Other income, net for the three months ended September 30, 2022 was $85 million, compared to $105 million for the three months ended September 30, 2021, a decrease of $20 million, or 19%, due primarily to lower pension income in the current quarter.

Other income, net for the nine months ended September 30, 2022 was $205 million, compared to $617 million for the nine months ended September 30, 2021. Other income, net in the prior-year period consisted primarily of the net gain on disposal of our Miller business (see Note 3 – Acquisitions and Divestitures in Part I, Item 1 ‘Financial Statements’ in this Form 10-Q), which primarily accounted for the decrease in other income, net, in the current year.

Provision for Income Taxes

Provision for income taxes for the three months ended September 30, 2022 was $1 million, compared to $267 million for the three months ended September 30, 2021, a decrease of $266 million. The effective tax rate was 0.7% for the three months ended September 30, 2022, and 22.5% for the three months ended September 30, 2021. Provision for income taxes for the nine months ended September 30, 2022 was $63 million, compared to $386 million for the nine months ended September 30, 2021, a decrease of $323 million. The effective tax rate was 12.1% for the nine months ended September 30, 2022 and 19.6% for the nine months ended September 30, 2021. These effective tax rates are calculated using extended values from the Company’s condensed consolidated statements of comprehensive income and are, therefore, more precise tax rates than can be calculated from rounded values. The prior-year quarter effective tax rate was higher due to the tax expense associated with the income receipt related to the termination of the then-proposed combination with Aon. Additionally, the current-quarter effective tax rate includes discrete tax benefits related to amending the Company’s U.S. federal and state tax returns to change certain elections available under the Coronavirus Aid, Relief, and Economic Security (‘CARES’) Act as well as excess tax benefits on executive share-based compensation.

Income/(loss) from Discontinued Operations, Net of Tax

Income from discontinued operations, net of tax for the three months ended September 30, 2022 was $8 million, compared to a loss from discontinued operations, net of tax of $12 million for the three months ended September 30, 2021, an increase of $20 million. Loss from discontinued operations, net of tax for the nine months ended September 30, 2022 was $27 million, compared to income from discontinued operations, net of tax of $247 million for the nine months ended September 30, 2021, a decrease of $274 million. The operations of our Willis Re business were reclassified to discontinued operations upon our entering into an agreement to sell the business during the third quarter of 2021 (see Note 3 – Acquisitions and Divestitures in Part I, Item 1 ‘Financial Statements’ in this Form 10-Q). Gains and losses from discontinued operations in the current year are primarily attributable to the adjustments to the gain on disposal resulting from updating the purchase price and the operations of the deferred closing entities and run-off activity associated with the divestiture.

Net Income Attributable to WTW

Net income attributable to WTW for the three months ended September 30, 2022 was $190 million, compared to $903 million for the three months ended September 30, 2021, a decrease of $713 million, or 79%. This decrease was primarily due to the prior-year $1 billion income receipt related to the termination of our then-proposed combination with Aon, partially offset by lower income tax expense in the current quarter.

Net income attributable to WTW for the nine months ended September 30, 2022 was $421 million, compared to $1.8 billion for the nine months ended September 30, 2021, a decrease of $1.4 billion, or 77%. This decrease was primarily due to the prior-year $1 billion income receipt related to the termination of our then-proposed combination with Aon, the prior-year gain on the sale of the Miller business, and lower net income from the discontinued operations of our Willis Re business, partially offset by lower incentive compensation accruals in the current-year period.

Liquidity and Capital Resources

Executive Summary

Our principal sources of liquidity are funds generated by operating activities, available cash and cash equivalents and amounts available under our revolving credit facilities and any new debt offerings.

There has been significant volatility in financial markets, including occasional declines in equity markets, inflation and changes in interest rates and reduced liquidity on a global basis. Specific to WTW, over the past two years, the COVID-19 pandemic had an initial negative impact on discretionary work we perform for our clients, but we subsequently saw increased demand for these services begin to return in the second quarter of 2021 and has continued during 2022. We continue to have decreased spending on travel and associated expenses and third-party contractors, and we have the ability to contain spending on discretionary projects and certain capital expenditures.

Based on our current balance sheet and cash flows, current market conditions and information available to us at this time, we believe that WTW has access to sufficient liquidity, which includes all of the borrowing capacity available to draw against our $1.5 billion revolving credit facility, to meet our cash needs for the next twelve months, including investments in the business for growth, scheduled debt repayments, share repurchases and dividend payments. During the nine months ended September 30 2022, we completed an offering of $750 million aggregate principal amount of 4.650% senior notes due 2027, using the proceeds in part to repay in full our €540 million ($582 million on the date of repayment) aggregate principal amount of 2.125% Senior Notes due 2022 ($594 million including accrued interest), which were to mature during the second quarter of 2022. Additionally, during the nine months ended September 30, 2022, our board of directors approved a $1.0 billion increase to the existing share repurchase program, and during the nine months ended September 30, 2022 we repurchased $3.1 billion of shares, with remaining authorization to repurchase an additional $1.8 billion.

From time to time, we will consider whether to repurchase shares based on many factors, including market and economic conditions, applicable legal requirements and other business considerations. The share repurchase program has no termination date and may be suspended or discontinued at any time.

Before its disposal last year, Willis Re’s operating cash flows approximated its pre-tax income and any adjustments for working capital movements (see Note 3 — Acquisitions and Divestitures in Part I, Item 1 ‘Financial Statements’ within this Quarterly Report on Form 10-Q). Certain costs historically allocated to the Willis Re business are included in continuing operations and were retained following the disposal, but are expected to be partially offset by reimbursements through the TSA. Costs incurred to service the TSA are expected to be reduced as part of the Company’s Transformation program as quickly as possible when the services are no longer required by Gallagher.

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

Cash and Cash Equivalents

Our cash and cash equivalents at September 30, 2022 totaled $1.5 billion, compared to $4.5 billion at December 31, 2021. The decrease in cash from December 31, 2021 to September 30, 2022 was due primarily to $3.1 billion of share repurchases.

Additionally, we had all of the borrowing capacity available to draw against our $1.5 billion revolving credit facility at both September 30, 2022 and December 31, 2021.

Included within cash and cash equivalents at September 30, 2022 and December 31, 2021 are amounts held for regulatory capital adequacy requirements, including $113 million and $120 million, respectively, held within our regulated U.K. entities.

Summarized Condensed Consolidated Cash Flows

The following table presents the summarized condensed consolidated cash flow information for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
	(in millions)
Net cash from/(used in):
Operating activities	$437	$1,877
Investing activities	(58)	361
Financing activities	(3,109)	(2,256)
DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH (i)	(2,730)	(18)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(290)	(99)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD (i)	7,691	6,301
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (i)	$4,671	$6,184

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

Cash Flows From Operating Activities

Cash flows from operating activities were $437 million for the nine months ended September 30, 2022, compared to $1.9 billion for the nine months ended September 30, 2021. The $437 million of net cash from operating activities for the nine months ended September 30, 2022 included net income of $431 million and $437 million of favorable non-cash adjustments, partially offset by unfavorable changes in operating assets and liabilities of $431 million. In addition to the prior-year income receipt of $1 billion related to the termination of the proposed Aon transaction, the decrease in cash flows from operations as compared to the prior year was due to additional tax payments, mostly related to this income receipt payment from Aon, and the elimination of cash generation resulting from the Willis Re divestiture.

The $1.9 billion of net cash from operating activities for the nine months ended September 30, 2021 included net income of $1.8 billion and $200 million of favorable non-cash adjustments, partially offset by unfavorable changes in operating assets and liabilities of $152 million.

Cash Flows (Used In)/From Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2022 were $58 million as compared to cash flows from investing activities of $361 million for the nine months ended September 30, 2021. The cash flows used in investing activities for the nine months ended September 30, 2022 primarily include capital expenditures and capitalized software additions of $150 million, acquisitions of $80 million, and cash and fiduciary funds transferred on disposal of $29 million, partially offset by sales of investments of $200 million. The cash flows from investing activities in the prior-year period primarily included the net proceeds from the sale of Miller of $696 million and another smaller sale of $30 million, partially offset by cash and fiduciary funds transferred on disposal of $216 million and capital expenditures and capitalized software additions of $149 million.

Cash Flows Used In Financing Activities

Cash flows used in financing activities for the nine months ended September 30, 2022 were $3.1 billion. The significant financing activities included share repurchases of $3.1 billion, debt repayments of $590 million and dividend payments of $280 million, partially offset by $750 million of net proceeds from issuance of debt and $157 million of net proceeds from fiduciary funds held for clients.

Cash flows used in financing activities for the nine months ended September 30, 2021 were $2.3 billion. The significant financing activities included share repurchases of $1.0 billion, debt repayments of $970 million, and dividend payments of $275 million, partially offset by $49 million of net proceeds from fiduciary funds held for clients.

Indebtedness

Total debt, total equity, and the capitalization ratios at September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021
	($ in millions)
Long-term debt	$4,470	$3,974
Current debt	250	613
Total debt	$4,720	$4,587

Total WTW shareholders’ equity	$9,838	$13,260

Capitalization ratio	32.4%	25.7%

The capitalization ratio increased from December 31, 2021 primarily due to $3.1 billion of share repurchases during the nine months ended September 30, 2022.

At September 30, 2022, our mandatory debt repayments over the next twelve months include $250 million outstanding on our 4.625% senior notes due 2023.

At September 30, 2022 and December 31, 2021, we were in compliance with all financial covenants.

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

At September 30, 2022 and December 31, 2021, we had fiduciary funds of $3.3 billion and $3.4 billion, respectively, of which $744 million and $719 million, respectively, are attributable to our Willis Re business.

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

At September 30, 2022, approximately $1.8 billion remained on the current repurchase authority. The maximum number of shares that could be repurchased based on the closing price of our ordinary shares on September 30, 2022 of $200.94 was 8,872,858.

During the three and nine months ended September 30, 2022, the Company had the following share repurchase activity:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Shares repurchased	1,788,525	13,792,853
Average price per share	$206.38	$224.01
Aggregate repurchase cost (excluding broker costs)	$369 million	$3.1 billion

Capital Commitments

Capital expenditures for fixed assets and software for internal use were $100 million during the nine months ended September 30, 2022. The Company estimates that there will be additional such expenditures, which includes those incurred under its Transformation program, in the range of $40 million to $60 million during the remainder of 2022. We currently expect cash from operations to adequately provide for these cash needs. There have been no material changes to our capital commitments since December 31, 2021.

Dividends

Total cash dividends of $280 million were paid during the nine months ended September 30, 2022. In August 2022, the board of directors approved a quarterly cash dividend of $0.82 per share ($3.28 per share annualized rate), which was paid on October 17, 2022 to shareholders of record as of September 30, 2022.

Supplemental Guarantor Financial Information

As of September 30, 2022, WTW has issued the following debt securities (the ‘notes’):

a)
Willis North America Inc. (‘Willis North America’) has approximately $3.7 billion senior notes outstanding, of which $650 million were issued on May 16, 2017, $1.0 billion were issued on September 10, 2018, $1.0 billion were issued on September 10, 2019, $275 million were issued on May 29, 2020, and $750 million were issued on May 19, 2022; and
b)
Trinity Acquisition plc has approximately $1.1 billion senior notes outstanding, of which $525 million were issued on August 15, 2013 and $550 million were issued on March 22, 2016, and a $1.5 billion revolving credit facility, on which no balance was outstanding at September 30, 2022.

The following table presents a summary of the entities that issue each note and those wholly-owned subsidiaries of the Company that guarantee each respective note on a joint and several basis as of September 30, 2022. These subsidiaries are all consolidated by Willis Towers Watson plc (the ‘parent company’) and together with the parent company comprise the ‘Obligor group’.

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

Each member of the Obligor group has only a stockholder’s claim on the assets of the non-guarantor subsidiaries. This stockholder’s claim is junior to the claims that creditors have against those non-guarantor subsidiaries. Holders of the notes will only be creditors of the Obligor group and not creditors of the non-guarantor subsidiaries. As a result, all of the existing and future liabilities of the non-guarantor subsidiaries, including any claims of trade creditors and preferred stockholders, will be structurally senior to the notes. As of and for the periods ended September 30, 2022 and December 31, 2021, the non-guarantor subsidiaries represented substantially all of the total assets and accounted for substantially all of the total revenue of the Company prior to consolidating adjustments. The non-guarantor subsidiaries have other liabilities, including contingent liabilities that may be significant. Each indenture does not contain any limitations on the amount of additional debt that the Obligor group and the non-guarantor subsidiaries may incur. The amounts of this debt could be substantial, and this debt may be debt of the non-guarantor subsidiaries, in which case this debt would be effectively senior in right of payment to the notes.

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

Intercompany balances and transactions between members of the Obligor group have been eliminated. All intercompany balances and transactions between the Obligor group and the non-guarantor subsidiaries have been presented in the disclosures below on a net presentation basis, rather than a gross basis, as this better reflects the nature of the intercompany positions and presents the funding or funded position that is to be received or owed. The intercompany balances and transactions between the Obligor group and non-guarantor subsidiaries, presented below, relate to a number of items including loan funding for acquisitions and other purposes, transfers of surplus cash between subsidiary companies, funding provided for working capital purposes, settlement of expense accounts, transactions related to share-based payment arrangements and share issuances, intercompany royalty arrangements, intercompany dividends and intercompany interest. At September 30, 2022 and December 31, 2021, the intercompany balances of the Obligor group with non-guarantor subsidiaries were net receivables of $600 million and $700 million, respectively, and net payables of $10.1 billion and $8.1 billion, respectively.

No balances or transactions of non-guarantor subsidiaries are presented in the disclosures other than the intercompany items noted above.

Presented below is certain summarized financial information for the Obligor group.

`	As of September 30, 2022	As of December 31, 2021
	(in millions)
Total current assets	$199	$243
Total non-current assets	728	862
Total current liabilities	8,379	7,747
Total non-current liabilities	6,593	5,298

Nine months ended September 30, 2022
(in millions)
Revenue	$1,894
Income from operations	1,489
Income from operations before income taxes (i)	1,097
Net income	1,240
Net income attributable to WTW	1,240

(i)
Includes intercompany expense, net of the Obligor group from non-guarantor subsidiaries of $81 million for the nine months ended September 30, 2022.

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
•
Tax effect of the CARES Act – Relates to the incremental tax expense or benefit, primarily from the Base Erosion and Anti-Abuse Tax (‘BEAT’), generated from electing or changing elections of certain income tax provisions available under the CARES Act.
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

Reconciliations of the reported changes to the constant currency and organic changes for the three and nine months ended September 30, 2022 from the three and nine months ended September 30, 2021 are as follows. The components of revenue change may not add due to rounding.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Three Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2022	2021	Change	Impact	Change	Divestitures	Change
	($ in millions)
Revenue	$1,953	$1,973	(1)%	(5)%	4%	(1)%	6%

				Components of Revenue Change
			As	Less:	Constant	Less:
	Nine Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2022	2021	Change	Impact	Change	Divestitures	Change
	($ in millions)
Revenue	$6,144	$6,292	(2)%	(4)%	1%	(2)%	3%

Adjusting for the impacts of foreign currency and acquisitions and disposals in the calculation of our organic activity, our revenue growth was 6% for the three months ended September 30, 2022 and 3% for the nine months ended September 30, 2022. These increases in organic revenue were driven by both segments.

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

Reconciliations of income from operations to adjusted operating income for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	($ in millions)
Income from operations	$154	$1,131	$470	$1,512
Adjusted for certain items:
Impairment	—	—	81	—
Amortization	71	85	239	285
Restructuring costs	9	—	71	—
Transaction and transformation, net	50	(952)	108	(877)
Adjusted operating income	$284	$264	$969	$920

Income from operations margin	7.9%	57.3%	7.6%	24.0%
Adjusted operating income margin	14.5%	13.4%	15.8%	14.6%

Adjusted operating income increased for the three months ended September 30, 2022 to $284 million, from $264 million for the three months ended September 30, 2021 and increased for the nine months ended September 30, 2022 to $969 million from $920 million for the nine months ended September 30, 2021. The increases in adjusted operating income for the quarter and first nine months of the year were primarily due to lower incentive and compensation costs in the current-year periods, partially offset by lower revenue, which was attributable to unfavorable foreign exchange and recent business disposals.

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

Reconciliations of net income to adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	($ in millions)
NET INCOME	$192	$907	$431	$1,829
(Income)/loss from discontinued operations, net of tax	(8)	12	27	(247)
Provision for income taxes	1	267	63	386
Interest expense	54	50	154	161
Impairment	—	—	81	—
Depreciation	60	69	191	212
Amortization	71	85	239	285
Restructuring costs	9	—	71	—
Transaction and transformation, net	50	(952)	108	(877)
(Gain)/loss on disposal of operations	(21)	(23)	11	(380)
Adjusted EBITDA	$408	$415	$1,376	$1,369

Net income margin	9.8%	46.0%	7.0%	29.1%
Adjusted EBITDA margin	20.9%	21.0%	22.4%	21.8%

Adjusted EBITDA for the three months ended September 30, 2022 was $408 million, compared to $415 million for the three months ended September 30, 2021, and was $1.4 billion for both the nine months ended September 30, 2022 and 2021, an increase of $7 million. The decrease in adjusted EBITDA for the quarter was primarily due to lower revenue and lower pension income in the current-year period, partially offset by lower incentive and compensation costs for the period. The increase in adjusted EBITDA for the first nine months of the year was driven by reductions in compensation costs, partially offset by lower revenue, which was attributable to unfavorable foreign exchange and recent business disposals and lower pension income in the current-year period.

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

Reconciliations of net income attributable to WTW to adjusted diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	($ in millions)
NET INCOME ATTRIBUTABLE TO WTW	$190	$903	$421	$1,820
Adjusted for certain items:
(Income)/loss from discontinued operations, net of tax	(8)	12	27	(247)
Impairment	—	—	81	—
Amortization	71	85	239	285
Restructuring costs	9	—	71	—
Transaction and transformation, net	50	(952)	108	(877)
(Gain)/loss on disposal of operations	(21)	(23)	11	(380)
Tax effect on certain items listed above (i)	(24)	199	(116)	144
Tax effect of the CARES Act	(24)	—	(24)	—
Tax effect on statutory rate change	—	—	—	40
Adjusted net income	$243	$224	$818	$785

Weighted-average shares of common stock — diluted	111	129	114	130

Diluted earnings per share	$1.72	$6.99	$3.71	$14.00
Adjusted for certain items (ii) :
(Income)/loss from discontinued operations, net of tax	(0.07)	0.09	0.24	(1.90)
Impairment	—	—	0.71	—
Amortization	0.64	0.66	2.10	2.19
Restructuring costs	0.08	—	0.62	—
Transaction and transformation, net	0.45	(7.37)	0.95	(6.75)
(Gain)/loss on disposal of operations	(0.19)	(0.18)	0.10	(2.92)
Tax effect on certain items listed above (i)	(0.22)	1.54	(1.02)	1.11
Tax effect of the CARES Act	(0.22)	—	(0.21)	—
Tax effect on statutory rate change	—	—	—	0.31
Adjusted diluted earnings per share (ii)	$2.20	$1.73	$7.20	$6.04

(i)
The tax effect was calculated using an effective tax rate for each item.
(ii)
Per share values and totals may differ due to rounding.

Our adjusted diluted earnings per share increased for both the three and nine months ended September 30, 2022 as compared to the prior year due in part to a lower weighted-average outstanding share count attributable to our share repurchase activity in the current year. The increases to adjusted net income for the quarter and first nine months of the year were primarily due to decreases in incentive and compensation costs and lower tax expense for the current-year periods, partially offset by lower revenue, which was attributable to unfavorable foreign exchange and recent business disposals.

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

Reconciliations of income from operations before income taxes to adjusted income before taxes and provision for income taxes to adjusted income taxes for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	($ in millions)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$185	$1,186	$521	$1,968
Adjusted for certain items:
Impairment	—	—	81	—
Amortization	71	85	239	285
Restructuring costs	9	—	71	—
Transaction and transformation, net	50	(952)	108	(877)
(Gain)/loss on disposal of operations	(21)	(23)	11	(380)
Adjusted income before taxes	$294	$296	$1,031	$996

Provision for income taxes	$1	$267	$63	$386
Tax effect on certain items listed above (i)	24	(199)	116	(144)
Tax effect of the CARES Act	24	—	24	—
Tax effect of statutory rate change	—	—	—	(40)
Adjusted income taxes	$49	$68	$203	$202

U.S. GAAP tax rate	0.7%	22.5%	12.1%	19.6%
Adjusted income tax rate	16.8%	23.2%	19.7%	20.3%

(i)
The tax effect was calculated using an effective tax rate for each item.

Our U.S. GAAP tax rates were 0.7% and 22.5% for the three months ended September 30, 2022 and 2021, respectively, and 12.1% and 19.6% for the nine months ended September 30, 2022 and 2021, respectively. The prior-year quarter effective tax rate was higher due to the tax expense associated with the income receipt related to the termination of the then-proposed combination with Aon. Additionally, the current-quarter effective tax rate includes discrete tax benefits related to amending the Company’s U.S. federal and state tax returns to change certain elections available under the CARES Act.

Our adjusted income tax rates were 16.8% and 23.2% for the three months ended September 30, 2022 and 2021, respectively, and 19.7% and 20.3% for the nine months ended September 30, 2022 and 2021, respectively. The prior-year quarter adjusted tax rate was higher due to incremental BEAT expense. Additionally, the current-quarter adjusted tax rate is lower due to the discrete impact of excess tax benefits on executive share-based compensation.

Free Cash Flow

Free cash flow is defined as cash flows from operating activities less cash used to purchase fixed assets and software for internal use. Free cash flow is a liquidity measure and is not meant to represent residual cash flow available for discretionary expenditures.

Management believes that free cash flow presents the core operating performance and cash generating capabilities of our business operations.

Reconciliations of cash flows from operating activities to free cash flow for the nine months ended September 30, 2022 and 2021 are as follows:

	Nine Months Ended September 30,
	2022	2021
	(in millions)
Cash flows from operating activities	$437	$1,877
Less: Additions to fixed assets and software for internal use	(100)	(109)
Free cash flow	$337	$1,768

The unfavorable movement in free cash flows in the first nine months of 2022 was due primarily to the prior-year income receipt of $1 billion related to the termination of the proposed Aon transaction, additional tax payments, mostly related to this income receipt payment, and the elimination of cash generation resulting from the Willis Re divestiture.

Further, the free cash flow for the prior-year period presented includes the operating cash flows of Willis Re. Willis Re’s operating cash flows approximated its pre-tax income and any adjustments for working capital movements (see Note 3 — Acquisitions and Divestitures within Part I, Item 1 ‘Financial Statements’ in this Form 10-Q for additional information), the absence of which is expected to be partially made up by reimbursements through the TSA.

Critical Accounting Estimates

There were no material changes from the Critical Accounting Estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have considered changes in our exposure to market risks during the nine months ended September 30, 2022 and have determined that there have been no material changes to our exposure to market risks from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022. However, we have provided the following information to supplement or update our disclosures on our Form 10-K.

Interest Income on Fiduciary Funds

As described in our Form 10-K, we are exposed to interest rate risk. Specifically, as a result of our operating activities, we receive cash for premiums and claims which we deposit in high-quality bank term deposit and money market funds where permitted. We earn interest on these funds, which is included in our condensed consolidated financial statements as interest income. These funds are regulated in terms of access and the instruments in which they may be invested, most of which are short-term in maturity. As a result of measures taken by central banks around the world, rates offered on these investments have increased, in some cases significantly over the course of the year. As a result, interest income has improved substantially this year, with the greatest impact coming in the current quarter. Interest income in the future will be a function of the short-term rates we are able to obtain by currency and the cash balances available to invest in these instruments. At September 30, 2022, we held $1.8 billion of fiduciary funds invested in interest-bearing accounts. If short-term interest rates increased or decreased by 25 basis points, interest earned on these invested fiduciary funds, and therefore our interest income recognized, would increase or decrease by approximately $4 million on an annualized basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2022, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (‘CEO’) and the Chief Financial Officer (‘CFO’), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined by Exchange Act Rule 13a-15(e). Based upon that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures are effective in ensuring that the information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the CEO and the CFO, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Most of our employees who are involved in our financial reporting processes and controls continue to work remotely following the onset of the COVID-19 pandemic and are expected to do so for the foreseeable future. COVID-19 has not had any specific impact to the design or operating effectiveness of our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1 regarding our legal proceedings is incorporated by reference herein from Part I, Item 1 Note 14 — Commitments and Contingencies - Legal Proceedings of the notes to the condensed consolidated financial statements in this Form 10-Q for the quarter ended September 30, 2022.

ITEM 1A. RISK FACTORS

Except as described below, there are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K, filed with the SEC on February 24, 2022. We urge you to read the risk factors contained therein.

Our business, financial condition, results of operations, and long-term goals may continue to be adversely affected, possibly materially, by negative impacts on the global economy and capital markets resulting from the military conflict between Russia and Ukraine or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the crisis in Ukraine. Although the length and impact of the ongoing situation is highly unpredictable, the crisis in Ukraine could lead to further market disruptions.

Additionally, during the first quarter of 2022, we announced our intention to transfer ownership of our Russian subsidiaries to local management who will operate independently in the Russian market. Due to the sanctions and prohibitions on certain types of business and activities, we deconsolidated our Russian entities on March 14, 2022. The transfer of our Russian subsidiaries to local management was completed on agreed-upon terms on July 18, 2022, and the transfer was registered in Russia on July 25, 2022. The deconsolidation in the first quarter of 2022 resulted in a loss of $57 million. Further, total net assets impaired, including accounts receivable balances related to our Russian business that are held outside of our Russian entities, were $81 million during the nine months ended September 30, 2022. The Russian entities comprised approximately 1% of consolidated WTW revenue for 2021, primarily within our Risk & Broking segment. Our Russian operation was a high-margin business and the lost profits from our Russian operations are anticipated to impact operating income and cash flow, as described in ‘Outlook Following Russia Divestiture’ within Part I, Item 2 ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’ of this Quarterly Report on Form 10-Q. We are continuing to monitor the situation in Ukraine and globally and will continue to assess the potential impacts to our businesses.

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

Any of the above-mentioned factors could adversely affect our business, prospects, financial condition, and operating results. The extent and duration of the crisis, sanctions and resulting market disruptions are impossible to predict, but could be substantial.

Macroeconomic trends, including inflation, rising interest rates and trade policies could adversely affect our business, results of operation or financial condition.

Global economic events and other factors, such as accommodative monetary and fiscal policy and the impacts of the COVID-19 pandemic, as we discussed in the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, have contributed to significant inflation in many of the markets in which we operate. Specifically, general inflation in the U.S. is at a 40-year high. In order to combat inflation and restore price stability, the U.S. Federal Reserve has raised interest rates and is expected to keep increasing interest rates in 2022 and 2023. Increased inflation and interest rates may hinder the economic growth in the U.S., as seen in the decline in U.S. Gross Domestic Product in the first two quarters of 2022, and could have far reaching effects on the global economy. Furthermore, as central banks worldwide simultaneously raise interest rates to combat inflation, economic growth may also deteriorate in Europe, China and other geographies. This economic weakness in the economy and the possibility of a global recession has had, and may continue to have, a negative effect on our business and financial condition, including on the value of our common stock.

Moreover, U.S. and global economic conditions have created market uncertainty and volatility. Such general economic conditions, such as inflation, stagflation, political volatility, costs of labor, cost of capital, interest rates and tax rates, affect our operating and general and administrative expenses, and we have no control or limited ability to control such factors. If our costs grow significantly in excess of our ability to raise revenue, our margins and results of operations may be materially and adversely impacted and we may not be able to achieve our strategic and financial objectives. These conditions also affect our clients’ businesses and the markets that they serve and may reduce demand for our services, increase demands for pricing accommodations or cause a higher rate of delays in the collection of, or losses on, our accounts receivable, which could adversely affect our results of operations.

Further, the continued slowdown in the global economy, including a recession, or in a particular region or industry, inflation or a tightening of the credit markets could negatively impact our business, financial condition and liquidity, including our ability to continue to access preferred sources of liquidity when we would like, and our borrowing costs could increase. In particular, further tightening of the credit markets could limit our ability to obtain external financing to fund our operations and capital expenditures, if and when needed. In addition, we could experience losses on our holdings of cash and investments due to failures of financial institutions and other parties. Thus, a continued deterioration of macroeconomic conditions in the U.S. and globally could adversely affect our business, results of operations or financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2022, no shares were issued by the Company without registration under the Securities Act of 1933, as amended.

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

The following table presents specified information about the Company’s repurchases of its ordinary shares in the third quarter of 2022 and the Company’s remaining repurchase authority.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2022 through July 31, 2022	549,961	$198.87	549,961	10,111,422
August 1, 2022 through August 31, 2022	615,669	$212.36	615,669	9,495,753
September 1, 2022 through September 30, 2022	622,895	$207.09	622,895	8,872,858
	1,788,525	$206.38	1,788,525

At September 30, 2022 the maximum number of shares that may yet be purchased under the existing stock repurchase plan is 8,872,858, with approximately $1.8 billion remaining on the current open-ended repurchase authority granted by the board. An estimate of the maximum number of shares under the existing authorities was determined using the closing price of our ordinary shares on September 30, 2022 of $200.94.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Schedule/ Form	Exhibit	Filing Date	Filed Herewith
22.1	List of Issuers and Guarantor Subsidiaries.	10-Q	22.1	July 28, 2022
31.1	Certification of the Registrant’s Chief Executive Officer, Carl A. Hess, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.				X
31.2	Certification of the Registrant’s Chief Financial Officer, Andrew J. Krasner, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.				X
32.1**

Certification of the Registrant’s Chief Executive Officer, Carl A. Hess, and Chief Financial Officer, Andrew J. Krasner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X

** Furnished herewith. Any exhibits furnished herewith (including the certification furnished in Exhibit 32.1) are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed ‘filed’ for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Willis Towers Watson Public Limited Company
(Registrant)

/s/ Carl A. Hess		October 27, 2022
Name:	Carl A. Hess	Date
Title:	Chief Executive Officer

/s/ Andrew J. Krasner		October 27, 2022
Name:	Andrew J. Krasner	Date
Title:	Chief Financial Officer

/s/ Joseph S. Kurpis		October 27, 2022
Name:	Joseph S. Kurpis	Date
Title:	Principal Accounting Officer and Controller