Form 10-K
period 2022-12-31
WILLIS TOWERS WATSON PLC
filed 2023-02-24
CIK 1140536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting common equity held by non-affiliates of the Registrant, computed by reference to the last reported price at which the Registrant’s common equity was sold on June 30, 2022 (the last day of the Registrant’s most recently completed second quarter) was $21,628,207,514.

As of February 16, 2023, there were outstanding 106,577,635 ordinary shares, nominal value $0.000304635 per share, of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III will be incorporated by reference in accordance with Instruction G(3) to Form 10-K no later than 120 days after the end of the Company’s fiscal year.

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

INDEX TO FORM 10-K

For the year ended December 31, 2022

Certain Definitions

The following definitions apply throughout this Annual Report on Form 10-K unless the context requires otherwise:

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

‘Miller’	Miller Insurance Services LLP and its subsidiaries

‘TRANZACT’	CD&R TZ Holdings, Inc. and its subsidiaries, doing business as TRANZACT
‘U.S.’	United States

‘U.K.’	United Kingdom

‘Brexit’	The United Kingdom’s exit from the European Union, which occurred on January 31, 2020.

‘E.U.’	European Union or European Union 27 (the number of member countries following the United Kingdom’s exit)

‘U.S. GAAP’	United States Generally Accepted Accounting Principles

‘FASB’	Financial Accounting Standards Board

‘ASC’	Accounting Standards Codification

‘ASU’	Accounting Standards Update

‘SEC’	United States Securities and Exchange Commission

‘EBITDA’	Earnings before Interest, Taxes, Depreciation and Amortization

Disclaimer Regarding Forward-looking Statements

We have included in this document ‘forward-looking statements’ within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, that address activities, events or developments that we expect or anticipate may occur in the future, including such things as: our outlook; the impact of the COVID-19 pandemic on our business; future capital expenditures; ongoing working capital efforts; future share repurchases; financial results (including our revenue, costs or margins) and the impact of changes to tax laws on our financial results, existing and evolving business strategies, and acquisitions and dispositions, including transitional arrangements in effect subsequent to the completed sale of Willis Re to Arthur J. Gallagher & Co. (‘Gallagher’); demand for our services and competitive strengths; strategic goals; the benefits of new initiatives; growth of our business and operations; our ability to successfully manage ongoing leadership, organizational, and technology changes, including investments in improving systems and processes; our ability to implement and realize anticipated benefits of any cost-savings initiatives including the multi-year operational Transformation program; and plans and references to future successes, including our future financial and operating results, short-term and long-term financial goals, plans, objectives, expectations and intentions are all forward-looking statements. Also, when we use words such as ‘may’, ‘will’, ‘would’, ‘anticipate’, ‘believe’, ‘estimate’, ‘expect’, ‘intend’, ‘plan’, ‘probably’, or similar expressions, we are making forward-looking statements. Such statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. All forward-looking disclosure is speculative by its nature.

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

PART I.

ITEM 1. BUSINESS

The Company

WTW is a leading global advisory, broking and solutions company that provides data-driven, insight-led solutions in the areas of people, risk and capital. Utilizing the global view and local expertise of our more than 46,000 colleagues serving more than 140 countries and markets, we help organizations sharpen strategies, enhance resilience, motivate workforces and maximize performance. We design and deliver solutions that manage risk, optimize benefits, cultivate talent and expand the power of capital to protect and strengthen institutions and individuals. Working closely with our clients, we uncover opportunities for sustainable success.

Our clients operate on a global and local scale in a multitude of businesses and industries throughout the world and generally range in size from large, major multinational corporations to middle-market domestic and international companies. Our clients include many of the world’s leading corporations, including approximately 93% of the FTSE 100, 89% of the Fortune 1000, and 90% of the Fortune Global 500 companies. We also advise the majority of the world’s leading insurance companies. We work with major corporations, emerging growth companies, governmental agencies and not-for-profit institutions in a wide variety of industries, with many of our client relationships spanning decades. None of the Company’s customers individually represented more than 10% of its consolidated revenue for each of the years ended December 31, 2022, 2021 and 2020. We place insurance with more than 2,500 insurance carriers, none of which individually accounted for a significant concentration of the total premiums we placed on behalf of our clients in 2022, 2021 or 2020.

Segment Reorganization

On January 1, 2022, WTW realigned to provide its comprehensive offering of services and solutions to clients across two business segments: Health, Wealth & Career and Risk & Broking. These changes were made in conjunction with changes in the WTW leadership team, including the appointment of a new chief executive officer who succeeded the prior CEO as the chief operating decision maker on that date. Prior to January 1, 2022, we operated across four segments: Human Capital and Benefits; Corporate Risk and Broking; Investment, Risk and Reinsurance; and Benefits Delivery and Administration. Following the realignment, the two new segments consist of the following businesses:

•
The Health, Wealth & Career segment includes businesses previously aligned under the Human Capital and Benefits segment, the Benefits Delivery and Administration segment, and the Investments business, which was previously under the Investment, Risk and Reinsurance segment.
•
The Risk & Broking segment includes businesses previously aligned under the Corporate Risk and Broking segment, as well as the Insurance Consulting and Technology business, which was previously under the Investment, Risk and Reinsurance segment.

Below are the percentages of revenue generated by each segment for each of the years ended December 31, 2022, 2021 and 2020. These percentages exclude revenue that has been classified as discontinued operations in our consolidated statements of comprehensive income.

	Year ended December 31,
	2022	2021	2020
Health, Wealth & Career	60%	60%	60%
Risk & Broking	40%	40%	40%

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

Wealth

Our wealth-related businesses include Retirement and Investments.

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

Our Investments business provides advice and discretionary investment management solutions to defined benefit and defined contribution pension plans as well as to a range of other client types including insurers, endowments and foundations, and private wealth investors. We provide a solution to a significant business problem faced by our clients, namely sustaining the resources and skills required to deliver a financial services product in highly competitive capital markets. We offer a flexible approach that adapts to a wide range of client needs and circumstances, with the objective of higher returns, lower risk and lower costs within each client’s unique situation.

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

We have long-term relationships with our Investments clients, with the majority of our revenue driven by retainer contracts.

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

Available Information

The Company files annual, quarterly and current reports, proxy statements and other information with the SEC. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including WTW) file electronically with the SEC. The SEC’s website is www.sec.gov.

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

The Company’s Memorandum and Articles of Association, Corporate Governance Guidelines, Audit and Risk Committee Charter, Operational Transformation Committee Charter, Human Capital and Compensation Committee Charter, and Corporate Governance and Nominating Committee Charter are available on our website, www.wtwco.com, in the Investor Relations section, or upon request. Requests for copies of these documents should be directed in writing to the Company Secretary c/o Office of General Counsel, Willis Towers Watson Public Limited Company, Brookfield Place, 200 Liberty Street, New York, NY 10281.

General Information

WTW offers its clients a broad range of services and solutions to help them to identify and control their risks, and to enhance business performance by improving their ability to attract, retain and engage a talented workforce. Our risk control services range from strategic risk consulting (including providing actuarial analysis) to a variety of due diligence services, to the provision of practical on-site risk control services (such as health and safety or property loss control consulting), as well as analytical and advisory services (such as hazard modeling and climate risk quantification). We assist clients in planning how to manage incidents or crises when they occur. These services include contingency planning, security audits and product tampering plans. We help our clients enhance their business performance by delivering consulting services, technology and solutions that help them anticipate, identify and capitalize on emerging opportunities in human capital management, as well as offer investment advice to help them develop disciplined and efficient strategies to meet their investment goals.

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

Risks and Uncertainties of the Economic Environment

Beginning with the COVID-19 pandemic there have been adverse changes in global commercial activity, particularly in the global supply chain and workforce availability, and significant volatility in the global financial markets including, among other effects, occasional declines in the equity markets, changes in interest rates and reduced liquidity on a global basis.

Supply and labor market disruptions caused by COVID-19, accommodative monetary and fiscal policy and the Russian invasion of Ukraine have contributed to significant inflation in many of the markets in which we operate. This impacts not only the costs to attract and retain employees but also other costs to run and invest in our business. If our costs grow significantly in excess of our ability to raise revenue, our margins and results of operations may be materially and adversely impacted~~,~~ and we may not be able to achieve our strategic and financial objectives.

Although we believe we have adapted to the unique challenges posed by COVID-19 surrounding how and where we do our work, we are also impacted by the negative effect on workforce availability, which could hamper our ability to grow our capacity on pace with increasing demand for our services. We expect the market for talent to remain highly competitive for at least the next several months. We will continue to monitor the situation and assess any implications to our business and our stakeholders. Additional information about COVID-19 related risks is discussed in Part I, Item 1A Risk Factors – ‘We have been impacted by the COVID-19 pandemic and may be substantially and negatively impacted by COVID-19 or other pandemics in the future’.

Business Strategy

As discussed under Item 1, ‘Business – The Company’, we seek to be an advisory, broking and solutions provider of choice through an integrated global platform.

WTW is in the business of people, risk and capital. We believe that a unified approach to these areas can be a path to growth for organizations around the world. We harness our collective power as ‘One WTW’ to make smart connections to serve and support our clients.

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
•
Simplify the business to increase agility and effectiveness: Implement the Company’s streamlined structure of two business segments (Health, Wealth & Career and Risk & Broking; see ‘Segment Reorganization’ within this Item 1 for further information) and three geographies (Europe, International and North America); develop a globally consistent client management model and enhance operations to improve sales and retention outcomes; manage our portfolio of businesses intentionally to drive optimal value; and increase speed of execution through agile decision-making processes.
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

Through these strategies we aim to accelerate revenue, margin improvement, cash flow, EBITDA, and earnings growth, and to generate compelling returns for investors, by delivering tangible growth in revenue.

For more information about risks to our strategic plans, see Part I, Item 1A Risk Factors of this Form 10-K.

Human Capital

Colleague experience – Our colleague experience is an important differentiating factor for WTW. It is designed to provide colleagues with a strong sense of purpose and belonging where everyone is heard and valued, the opportunity to build great connections with people and leaders, meaningful and interesting work, and opportunities to grow and thrive with recognition and reward in return. This means we strive to foster an inclusive environment where everyone can be their authentic self, where we encourage curiosity, innovation and a continuous improvement mindset and an environment where we are bold in our thinking and care about the impact we have.

Our values, vision, purpose, and new Colleague Value Proposition (‘CVP’) - we’re Authentic, Curious and Bold, set the tone for what to expect at WTW. In addition, our ‘grow, simplify and transform’ strategic priorities enhance our focus on how to continually support and improve, as appropriate, our colleague experience. We evaluate rewards offerings, system upgrades and process efficiencies as well as the tradeoffs that may be required. We continually explore how we can work with flexibility in an on-going hybrid model, and fuel innovation, among other things, to attract, engage and retain the most accomplished and aspiring talent.

Headcount – Our success depends on our ability to attract, retain, and motivate the most accomplished and aspiring talent in the industry. The number of employees by segment as of the year ended December 31, 2022 is approximated below:

December 31, 2022
Health, Wealth & Career	24,000
Risk & Broking	14,000
Corporate and Other	8,600
Total Employees	46,600

The number of employees by geography as of the year ended December 31, 2022 is approximated below:

December 31, 2022
North America	15,900
Europe	15,000
International	15,700
Total Employees	46,600

Voluntary turnover excluding seasonal employees (rolling 12-month attrition) has stabilized in 2022 (15.2%) compared to 2021 (15.2%). Pre-Covid-19 attrition typically averaged around 12.0% and we have seen voluntary turnover begin to decline in the latter part of 2022.

Hiring – Hiring in 2022 increased significantly as the business stabilized, demand for our services increased and we returned to our historical experience as an employer of choice. Hiring and internal movement statistics, summarized below, consistent with prior years excludes seasonal colleagues in Tranzact and Individual Marketplace as the volumes are material and fluctuate significantly:

•
Hires increased 34% over 2021 to over 9,700. Hiring growth was strong across all segments and geographies. At year-end, there were approximately 2,400 open positions, which is higher than historic rates but reflective of the sharp increase in new positions opened in the second half of the year, partly attributable to transformation hiring.
•
During 2022, 14.7% of open positions were filled with internal candidates compared to 13.9% in 2021. Promotions (changes in levels) and direct appointments into new roles brought additional opportunities for career growth and advancement.
•
Rehires represented 11.8% of total hires in 2022 (5% excluding seasonal colleagues).

Inclusion and Diversity (‘I&D’) – We believe that when our individual talents are combined, we unlock our collective potential. We further believe that we are better together because each of us is different. WTW aims to ensure that our values and I&D commitments are reflected in every interaction. To support this, we’re focusing on three key areas:

•
Attract and hire to grow our talent pipeline of colleagues from underrepresented communities.
•
Develop and promote to increase the overall diversity in business leadership.
•
Promote an inclusive culture that respects each other’s differences and celebrates what’s unique about each of us.

A key underlying theme of these priorities is a sharpened focus on our female talent and our aim to increase overall diversity in leadership levels and throughout our talent pipeline.

At December 31, 2022, we had the following global female representation, and in the U.S. where we have the most complete data, we had the following ethnic and racial diversity representation:

Colleague Group	All Colleagues	Senior Leadership (ii)
Female (global)	55.1%	31.0%
Ethnic and racial diversity (U.S. only)
Asian	7.3%	4.9%
Black	11.8%	1.2%
Hispanic	6.3%	2.0%
Other non-white (i)	2.3%	0.6%
Total	27.7%	8.7%

(i)
Other non-white includes American Indian, Native Hawaiian or other Pacific Islander, and two or more races.
(ii)
Senior leadership represents about 5% of our colleagues and includes those with titles of Managing and Senior Directors.

The current board is 44% female, including the Human Capital and Compensation Committee Chair. Our board also has representation from the LGBT+ and Black communities, and includes members with non-U.S. citizenship, including the Audit and Risk Committee Chair.

Additionally, effective April 1, 2023, three new independent directors will join the board. Further, two current directors will not be standing for re-election at the Company’s 2023 Annual General Meeting. Assuming all of the Company’s nominees are elected and have joined the board, the board’s composition as of the conclusion of the 2023 Annual General Meeting will then be 40% female and will continue to include representation from the LGBT+ and Black communities as well as directors with non-U.S. citizenship.

Our executive officers have I&D objectives as part of their individual performance component, comprising a portion of their short-term incentive awards. Each year our leaders cascade I&D objectives throughout the organization, and we continue to reinforce objective and fair processes that mitigate bias in all our talent programs and processes. Examples of key activities include:

•
Our global I&D council, sponsored by our CEO and CHRO, sets the standard for our I&D initiatives globally. It is driven by regional councils that provide local perspectives and help to translate our global priorities into actions within each region.
•
We have I&D processes in place that are intended to ensure outcomes represent our values and progress our diversity goals.
•
Our inclusion networks are designed to engage our talent and better connect us to each other, our clients and the communities in which we work and live. Current inclusion networks include: Gender Equity, LGBT+, Multicultural, Workability (Asia, North America, the U.K.) and Young Professionals (Asia, the U.K., Western Europe).

Total rewards – We invest significant resources in our most important asset, our colleagues. We generally seek to offer market competitive rewards packages comprising of a mix of base salary and incentives aligned to our pay-for-performance philosophy plus benefits that support health and wellbeing as well as the ability to plan for the future. In 2022, WTW commenced a companywide review of total rewards, encompassing compensation, benefit offerings and lifestyle support. It entails an assessment of data attained through surveys, interviews, focus groups and external benchmarking.

Our total rewards programs align to our commitment to colleague health and wellbeing, ensuring our colleagues are protected in the event of accident or illness, have sufficient paid time off and can accumulate capital for personal needs and retirement.

Work Styles – In the past few years, we have adapted the way we work, enabling colleagues to work across a wide variety of different environments. In 2022 we officially launched WTW Work Styles, our approach to recognizing that there are many different approaches to work, which includes three distinct colleague working solutions; office-based, hybrid and remote. This new framework has flexibility at its core, and it’s based on the idea that the work itself drives where and how the work gets done. As we grow, simplify, and transform WTW, this cultural shift is a differentiator for us in the market and is an important part of our ongoing strategy to attract and retain top talent.

The failure to successfully attract and retain qualified personnel could materially adversely affect our results of operations and prospects. For more information see Part I, Item 1A Risk Factors of this Annual Report on Form 10-K.

Competition

We face competition in all fields in which we operate, based on factors including global capability, product breadth, innovation, quality of service and price. We compete with companies such as Accenture plc, Aon plc, Arthur J. Gallagher & Co., Brown & Brown Inc., Cognizant Technology Solutions Corporation, Marsh & McLennan Companies, Inc. (‘Marsh & McLennan’) and Robert Half International Inc., as well as with numerous specialty, regional and local firms. Competition for business is intense in all of our business lines and in every insurance market, and in some business lines Marsh & McLennan and Aon plc and other competitors have greater market share than we do.

Competition on premium rates has also exacerbated the pressures caused by a continuing reduction in demand in some classes of business. For example, rather than purchase additional insurance through brokers, some insureds have been retaining a greater proportion of their risk portfolios than previously. Industrial and commercial companies increasingly rely upon their own subsidiary insurance companies, known as captive insurance companies, self-insurance pools, risk retention groups, mutual insurance companies and other mechanisms for funding their risks, rather than buy insurance. Additional competitive pressures have arisen and are expected to continue to arise from the entry and expansion of new market participants, such as banks, accounting firms, new brokers and insurance carriers themselves, offering risk management or transfer services.

The human capital and risk management consulting industries are highly competitive. We believe we have developed competitive advantages in providing HR consulting and risk management consulting services. We face strong competition from numerous sources, including from large consulting firms, accounting firms and specialized firms focused on these services as further identified below. See Part I, Item 1A Risk Factors – ‘Demand for our services could decrease for various reasons, including a general economic downturn, increased competition, or a decline in a client’s or an industry’s financial condition or prospects, all of which could substantially and negatively affect us’, for a description of competition-related risks that may affect demand for the Company’s services.

Our largest competitors in the pension consulting industry are Mercer HR Consulting (a Marsh & McLennan company) and Aon plc. In addition, we face vigorous competition from numerous other companies in the global HR consulting industry.

Our major competitors in the insurance consulting and software industry include Milliman, Oliver Wyman (a Marsh & McLennan company), the big four accounting firms (Deloitte LLP, Ernst & Young, PricewaterhouseCoopers, and KPMG), and SunGard. Aon plc, Buck Consultants (an HIG Capital Company), Connextions (a United Healthcare company) and Mercer (a Marsh & McLennan company). Automatic Data Processing and Fidelity are among our largest competitors in the insurance exchange industry. With the implementation of the Patient Protection and Affordable Care Act, we also compete with the public exchanges currently run by the U.S. federal, and state governments. We also compete with providers of account-based health plans and consumer-directed benefits such as WageWorks and HealthEquity.

The market for our services is subject to change as a result of economic, regulatory and legislative changes, technological developments, and increased competition from established and new competitors. Regulatory and legislative actions, along with continuously evolving technological developments, will likely have the greatest impact on the overall market for our exchange products. See Part I, Item 1A Risk Factors – ‘Our business will be negatively affected if we are not able to anticipate and keep pace with rapid changes in government laws or regulations, or if government laws or regulations decrease the need for our services or increase our costs’ and related risk factors for a description of legal, non-financial regulatory, and compliance risks to the Company.

We believe the primary factors in selecting an HR consulting or risk management services firm include reputation; the ability to provide measurable increases to shareholder value and return on investment; geographic scope; quality of service; and the ability to tailor services to clients’ unique needs.

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

Regulation

Our business activities are subject to legal requirements and governmental and quasi-governmental regulatory supervision in all countries in which we operate. Also, such regulations may require individual or company licensing to conduct our business activities. While these requirements may vary from location to location, they are generally designed to protect our clients by establishing minimum standards of conduct and practice, particularly regarding the provision of advice and product information, as well as financial criteria. We are also subject to data privacy regulations that apply to health, medical, financial and other types of personal information belonging to our employees, clients and their employees and other third parties across most jurisdictions, including, among others, the E.U. and U.K. General Data Protection Regulations, the Personal Information Protection Law (‘PIPL’) in China and privacy legislation in certain U.S. states. Our most significant regulatory regions are further described below:

United States

Our activities in connection with insurance brokerage services within the U.S. are subject to regulation and supervision by state authorities. Although the scope of regulation and form of supervision may vary from state to state, insurance laws in the United States are often complex and generally grant broad discretion to supervisory authorities in adopting regulations and supervising regulated activities. That supervision generally includes the licensing of insurance brokers and agents and the regulation of the handling and investment of client funds held in a fiduciary capacity. Our continuing ability to provide insurance brokerage in the states in which we currently operate is dependent upon our compliance with the rules and regulations promulgated by the regulatory authorities in each of these states. Additionally, some of our private exchange activities, including our TRANZACT business which focuses on direct-to-consumer Medicare policy sales, are overseen by the Centers for Medicare & Medicaid Services, which is part of the Department of Health and Human Services. Furthermore, certain of our activities are subject to regulation under the Health Insurance Portability and Accountability Act (‘HIPAA’), which is enforced by the Office for Civil Rights within the Department of Health and Human Services. As we implement and expand our direct-to-consumer sales and marketing solutions through our Benefits Delivery & Administration business, we are subject to various federal and state laws and regulations that prescribe when and how we may market to consumers

(including, without limitation, the Telephone Consumer Protection Act and other telemarketing laws and the Medicare Communications and Marketing Guidelines issued by the Center for Medicare Services).

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

New regulations and modifications to existing regulations that are specific to the U.K. have and will continue to result in differences from the regulatory requirements of the E.U. See Part I, Item 1A Risk Factors, for a description of Brexit-related risks to the Company.

Furthermore, as a result of Brexit, the WTW Brexit broking solution (the U.K. Branch of Willis Towers Watson SA/NV) has been required to seek authorization from the FCA as a third country branch. This application for full authorization was submitted in March 2022 and we are currently awaiting approval from the FCA. This will result in an increase in FCA supervision in the future with additional requirements for the branch in key areas such as SMCR.

European Union

In 2005, the European Union Insurance Mediation Directive introduced rules to enable insurance and reinsurance intermediaries to operate and provide services within each member state of the E.U. on a basis consistent with the E.U. single market and customer protection aims. Each E.U. member state in which we operate is required to ensure that the insurance and reinsurance intermediaries resident in their country are registered with a statutory body in that country and that each intermediary meets professional requirements in relation to their competence, good repute, professional indemnity cover and financial capacity. The E.U. issued an additional Insurance Distribution Directive that expands the 2005 directive, and all E.U. member states in which we operate were required to enact the directive and adopt local country laws by October 1, 2018.

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

See Part I, Item 1A Risk Factors, for an analysis of how actions by regulatory authorities or changes in legislation and regulation as well as compliance with evolving laws, including with respect to data privacy, cybersecurity, and Brexit, in the jurisdictions in which we operate may have an adverse effect on our business.

Information about Executive Officers of the Registrant

The executive officers of the Company as of February 24, 2023 were as follows:

Kristy D. Banas (age 51) - Ms. Banas has served as Chief Human Resources Officer since August 16, 2021. Prior to that, she served as the Senior Director, Global Talent Advisor for Human Capital & Benefits from March 2019 to August 2021. She also served as Senior Director and Head of Global Total Rewards, HR Integration and the HR Business Office from November 2016 to March 2019. From January 2016 to November 2016, Ms. Banas served as Senior Director and Global HR Leader, WTW Operations and Technology. From July 2011 to January 2016, Ms. Banas served as Senior Vice President, Global HR Director for WTW Corporate Functions, and was the Executive HR Sponsor for Global Operations Improvement. Ms. Banas was Vice President and Global HR Partner with XL Capital/ XL Global Services / XL Insurance from November 2001 to June 2011. Ms. Banas has a BS in Business Management from Fairfield University and a partial MS in Human Resource Management from the University of Connecticut.

Anne D. Bodnar (age 66) - Ms. Bodnar has served as Chief Administrative Officer at WTW since May 31, 2019 and also served as Chief Human Resources Officer from January 4, 2016 through August 16, 2021. Previously, Ms. Bodnar served on Towers Watson’s Management Committee since January 2015 and as Towers Watson’s Chief Administrative Officer since January 1, 2010. Ms. Bodnar previously served as Managing Director of HR at Towers Perrin beginning in 2001. From 1995 to 2000, Ms. Bodnar led Towers Perrin’s recruiting and learning and development efforts. Prior to that, she was a strategy consultant in Towers Perrin’s Human Capital business. Earlier in her career, Ms. Bodnar held several operational and strategic planning roles at what is now JPMorgan Chase. Ms. Bodnar graduated cum laude and Phi Beta Kappa from Smith College and has an M.B.A. from Harvard Business School.

Alexis Faber (age 45) - Ms. Faber has served as Chief Operating Officer at WTW since August 30, 2021. Previously, she served as Chief Operating Officer for Corporate Risk & Broking from March 2018 to August 2021. Prior to that, Ms. Faber served as Global Head of Financial Lines since January 2016, Head of FINEX for North America since April 2014, Risk Control and Claim Advocacy Practice Leader for North America since July 2012, Chief Operating Officer for Willis North America since August 2009 and as Chief Operating Officer for the Executive Risks practice since September 2006. Prior to that, Ms. Faber served as Regional Finance Officer for North America since July 2004, and as Financial and Operations Controller for Global Specialties, North America since August 2003. Before joining WTW, Ms. Faber worked in investment banking at Schroder Salomon Smith Barney and at Citigroup. Ms. Faber holds a bachelor’s degree in economics from Williams College and an M.B.A from Columbia Business School.

Matthew S. Furman (age 53) - Mr. Furman has served as General Counsel at WTW since January 4, 2016. Previously, Mr. Furman served as Executive Vice President and Group General Counsel at Willis Group Holdings, where he was a member of the Operating Committee since April 2015. From 2007 until March 2015, Mr. Furman was Senior Vice President, Group General Counsel-Corporate and Governance, and Corporate Secretary for The Travelers Companies, Inc. From 2000 until 2007, Mr. Furman was an attorney at Goldman, Sachs & Co. in New York, where he was Vice President and Associate General Counsel in the finance and corporate legal group. Prior to that, he was in private practice, with almost six years’ experience at Simpson Thacher & Bartlett in New York. Mr. Furman also serves as a Trustee of the Jewish Theological Seminary and a Director of the Legal Aid Society. He previously served as a member of the U.S. Securities and Exchange Commission’s Investor Advisory Committee, where he served on the Executive Committee and chaired the Market Structure Subcommittee. He holds a bachelor’s degree magna cum laude from Brown University and a law degree magna cum laude from Harvard Law School.

Adam L. Garrard (age 57) - Mr. Garrard has served as Head of Risk and Broking since January 1, 2022. Previously, Mr. Garrard served as Head of Corporate Risk and Broking, and International since August 14, 2019 and, prior to that, as Head of International at WTW since January 4, 2016. Previously, Mr. Garrard served as Chief Executive Officer for Willis Group Holdings in Asia since

September 2012. Prior to that, Mr. Garrard served as Chief Executive Officer for Willis in Europe since January 2009, Chief Executive Officer for Willis in Australasia since May 2005 and Chief Executive Officer for Asia since January 2002. Mr. Garrard has resided in Singapore, Shanghai, Sydney and London while undertaking his Chief Executive Officer roles. Prior to joining WTW in 1994, Mr. Garrard started his insurance career at SBJ Stephenson Insurance Brokers in 1992 as a graduate trainee. He holds a bachelor’s degree in business administration from De Montfort University.

Julie J. Gebauer (age 61) - Ms. Gebauer has served as Head of Health, Wealth and Career at WTW since January 1, 2022. Previously, Ms. Gebauer served as Head of Human Capital & Benefits at WTW since January 4, 2016 and, prior to that, as Managing Director of Towers Watson’s Talent and Rewards business segment since January 1, 2010. Beginning in 2002, Ms. Gebauer served as a Managing Director of Towers Perrin and led Towers Perrin’s global Workforce Effectiveness practice and the global Towers Perrin-International Survey Research Corporation line of business. Ms. Gebauer was a member of Towers Perrin’s Board of Directors from 2003 through 2006. She joined Towers Perrin in 1986 as a consultant and held several leadership positions at Towers Perrin, serving as the Managing Principal for the New York office from 1999 to 2001 and the U.S. East Region Leader for the Human Capital Group from 2002 to 2006. Ms. Gebauer is a Fellow of the Society of Actuaries. Ms. Gebauer graduated Phi Beta Kappa and with high distinction from the University of Nebraska-Lincoln with a bachelor’s degree in mathematics and was designated a Chancellor’s Scholar.

Carl A. Hess (age 61) - Mr. Hess has served as Chief Executive Officer at WTW since January 1, 2022 and, prior to that, served as President since August 16, 2021. Mr. Hess was formerly Head of Investment, Risk and Reinsurance from October 27, 2016 to August 16, 2021. Previously, Mr. Hess served as the Co-Head of North America at WTW since January 4, 2016. Prior to that, Mr. Hess served as Managing Director, The Americas of Towers Watson since February 1, 2014, and before that, he served as the Managing Director of Towers Watson’s Investment business since January 1, 2010. Before his service at Towers Watson, Mr. Hess worked in a variety of roles for over 20 years at Watson Wyatt, lastly as Global Practice Director of Watson Wyatt’s Investment business. Mr. Hess is a Fellow of the Society of Actuaries and the Conference of Consulting Actuaries and a Chartered Enterprise Risk Analyst. He has a bachelor’s degree cum laude in logic and language from Yale University.

Andrew J. Krasner (age 47) - Mr. Krasner has served as Chief Financial Officer at WTW since September 7, 2021. From February 2021 to August 2021, Mr. Krasner served as Chief Financial Officer for Assured Partners. From June 2018 to January 2021, Mr. Krasner was Global Treasurer and Head of M&A of WTW, and from 2012 to June 2018, was Head of M&A, responsible for the Company’s Treasury operations and M&A, joint venture, divestiture, and strategic investment activity. Mr. Krasner started with Legacy Willis in June 2009 as Senior Vice President, working on the client side with Willis Capital Markets & Advisory between June 2009 to June 2012. Prior to joining WTW, Mr. Krasner was a Principal with Banc of America Securities from October 2003 to June 2009, an Associate with Deutsche Bank from July 2002 to October 2003 and a Senior Associate with PricewaterhouseCoopers from August 1997 to August 2000. Mr. Krasner has a B.S. degree in applied economics and business management and an M.B.A. with distinction from Cornell University. He is also a Certified Public Accountant.

Anne Pullum (age 40) - Ms. Pullum has served as Head of Europe at WTW since August 30, 2021 and, prior to that, as Head of Western Europe from May 31, 2019 to August 30, 2021. Previously, she served as the Chief Administrative Officer and Head of Strategy and Innovation since October 27, 2016. Beginning on January 4, 2016, Ms. Pullum served as WTW’s Head of Strategy, where she has played a key role in determining the Company’s strategy and worked across all business segments and functional areas. Previously, Ms. Pullum served as the Head of Strategy for Willis Group since May 2014. Before joining Willis, Ms. Pullum worked at McKinsey & Company, where she served financial services and natural resource clients since October 2010. Prior to that, Ms. Pullum conducted economic research at Greenspan Associates in Washington, D.C. and served as an analyst in the Goldman Sachs Equities Division in London. Ms. Pullum holds an M.B.A. from INSEAD and a bachelor’s degree in international economics from Georgetown University’s School of Foreign Service.

Imran Qureshi (age 52) - Mr. Qureshi has served as Head of North America at WTW since August 30, 2021. Prior to that, he served as the Co-Leader, U.S. from February 2017 to August 30, 2021. He also chaired the North American Inclusion & Diversity Council during this time. He served as Region Leader, U.S. Midwest from February 2017 to October 2019, and was Market Leader, Greater Chicago and Wisconsin from February 2016 to February 2017. Mr. Qureshi was Managing Consultant of the Chicago office from January 2013 to January 2016, and has been with WTW in other roles since March 1999. Mr. Qureshi is currently a board director at The Executives' Club of Chicago. Previously, he was the board chair of the Human Resources Management Association of Chicago, and he served on the M&A Faculty of WorldatWork where he taught M&A and taught the International Benefits Course for the International Foundation of Employee Benefit Plans. In 2004, Mr. Qureshi was honored by Business Insurance magazine as one of “40 Under 40 People to Watch” in the commercial insurance and risk/benefits management services industries. He also has lectured on governance and globalization at The Kellogg School of Management at Northwestern University and The University of Chicago Booth School of Business. Mr. Qureshi holds a bachelor’s degree in pure mathematics and statistics with honors from the University of Manchester in the U.K. and has an actuarial background.

Pamela Thomson-Hall (age 54) - Ms. Thomson-Hall has served as the Head of International at WTW since August 30, 2021. Previously, she served as Head of CEEMEA since July 2018, Managing Director of International since January 2017 and Chief of Staff of International since January 2016. Prior to that, Ms. Thomson-Hall served as Program Director for business integration since September 2014 and before that, as General Counsel of International since April 1999. Prior to joining WTW, Ms. Thomson-Hall worked as a solicitor for Clyde & Co and DLA Piper. Ms. Thomson-Hall holds an LLB from the University College London and completed her LPC at the College of Law.

Board of Directors

A list of the members of the Board of Directors of the Company as of this date of this Annual Report on Form 10-K and their principal occupations are provided below:

Carl Hess	Dame Inga Beale	Fumbi Chima
Chief Executive Officer and Board member and CEO since January 1, 2022	Former CEO of Lloyd’s of London and Board member since January 1, 2022	Executive Vice President and Chief Information Officer of Boeing Employees’ Credit Union and Board member since April 1, 2022

Michael Hammond	Brendan O’Neill*	Linda Rabbitt*
Former CEO and Chair, Lockton International Holdings Ltd. and Board member since January 1, 2022	Former CEO of Imperial Chemical Industries PLC and Board member since January 4, 2016	Founder and Chair of Rand Construction Corporation and Board member since January 4, 2016

Paul Reilly	Michelle Swanback	Paul Thomas
Chief Executive Officer and Chair of the board of Raymond James Financial and Board member since October 1, 2022	Chief Executive Officer, TTEC Engage and Board member since January 1, 2022	Former CEO of Reynolds Packaging Group and Board member since January 4, 2016

*Not standing for reelection at the Company’s upcoming annual general meeting of shareholders to be held in the second quarter of 2023.

As of April 1, 2023, the following persons will join the Board of Directors of the Company:

Stephen Chipman	Jackie Hunt	Fredric Tomczyk
Former CEO of Grant Thornton U.S.	Former executive director of Prudential plc and CEO of Prudential UK, Europe and Africa	Former President and CEO of TD Ameritrade

ITEM 1A. RISK FACTORS

Executive Summary of Risk Factors

The following contains a summary of each of our risk factors. For the complete disclosure of each risk factor contained herein, please click on the respective summary.

Strategic and Operational Transformation Risks

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
•
The sale of Willis Re to Gallagher, including transitional arrangements, creates incremental business, operational, regulatory and reputational risks.
•
Our business performance and growth plans could be negatively affected if we are not able to effectively apply technology, data and analytics to drive value for our clients through technology-based solutions or gain internal efficiencies through the effective application of technology, analytics and related tools.

Business Environment Risks

•
Demand for our services could decrease for various reasons, including a general economic downturn, increased competition, or a decline in a client’s or an industry’s financial condition or prospects, all of which could substantially and negatively affect us.
•
Our business, financial condition, results of operations, and long-term goals may continue to be adversely affected, possibly materially, by negative impacts on the global economy and capital markets resulting from the war between Russia and Ukraine or any other geopolitical tensions.
•
We have been impacted by the COVID-19 pandemic and may be substantially and negatively impacted by COVID-19 or other pandemics in the future.
•
Damage to our reputation, including due to the failure of third parties on whom we rely to perform services or public opinions of third parties with whom we associate, could adversely affect our businesses.
•
Our business may be harmed by any negative developments that may occur in the insurance industry or if we fail to maintain good relationships with insurance carriers.
•
Macroeconomic trends, including inflation, increased interest rates and trade policies could continue to adversely affect our business, results of operations or financial condition.

Human Capital Risks

•
We depend on the continued services of our executive officers, senior management team, and skilled individual contributors, and any changes in our management structure and in senior leadership could affect our business and financial results.
•
The loss of key colleagues or a large number of colleagues could damage or result in the loss of client relationships and could result in such colleagues competing against us.
•
Failure to maintain our corporate culture, including in a remote or hybrid work environment, could damage our reputation.

Intellectual Property, Technology, Cybersecurity and Data Protection Risks

•
Data and cyber security breaches or improper disclosure of confidential company or personal data could result in material financial loss, regulatory actions, reputational harm, and/or legal liability.
•
Our inability to comply with complex and evolving laws and regulations related to data privacy and cybersecurity could result in material financial loss, regulatory actions, reputational harm and/or legal liability.
•
Our inability to successfully mitigate and recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm, and/or legal liability.
•
Material interruption to or loss of our information processing capabilities or failure to effectively maintain and upgrade our information processing hardware or systems could cause material financial loss, regulatory actions, reputational harm, and/or legal liability.
•
Limited protection of our intellectual property could harm our business and our ability to compete effectively, and we face the risk that our services or products may infringe upon the intellectual property rights of others.

Legal, Non-Financial/Regulatory and Compliance Risks

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
•
Allegations of conflicts of interest or anti-competitive behavior, including in connection with accepting market derived income (‘MDI’), may have a material adverse effect on our business, financial condition, results of operation or reputation.
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

Financial and Related Regulatory Risks

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
•
While we have incorporated provisions for the use of successor benchmarks in our existing external and intercompany floating-rate facilities which use the London Interbank Offered Rate (‘LIBOR’) as a reference rate, there remains uncertainty as to how the anticipated discontinuation of LIBOR may affect the market for or pricing of any LIBOR-linked securities, loans, derivatives, and other financial obligations which we may seek to obtain in the future.
•
We are a holding company and, therefore, may not be able to receive dividends or other distributions in needed amounts from our subsidiaries.

Tax Risks

•
If a U.S. person is treated as owning at least 10% of our shares, such a holder may be subject to adverse U.S. federal income tax consequences.
•
Legislative or regulatory action or developments in case law in the U.S. or elsewhere could have a material adverse impact on our worldwide effective corporate tax rate.

Risks Related to Being an Irish-Incorporated Company

•
The laws of Ireland differ from the laws in effect in the United States and may afford less protection to holders of our securities.
•
As an Irish public limited company, certain decisions related to our capital structure will require the approval of shareholders, which may limit our flexibility to manage our capital structure.

RISK FACTORS

Our financial performance, including our business results, financial condition, result of operations, cash flows and price of our ordinary shares, is subject to various risks and uncertainties, including as described in this Item 1A of Part I of our Annual Report. In addition to the factors discussed elsewhere in this Annual Report on Form 10-K, the following are some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements. These risk factors should be carefully considered in evaluating our business. The descriptions below are not the only risks and uncertainties that we face. Additional risks and uncertainties that are presently unknown to us could also impair our business operations, financial condition or results. If any of the risks and uncertainties below or other risks were to occur, our business operations, financial condition or results of operations could be materially and adversely impacted. Risks in this section are grouped into categories; the headings of these categories are inserted for convenience of reference only and are not intended to be a part of or to affect the meaning or interpretation of any of the risk factors described herein. Many risks affect more than one category, and the risks are not in order of significance or probability of occurrence solely because they have been grouped by categories. With respect to the tax-related consequences of acquisition, ownership, and disposal of ordinary shares, you should consult with your own tax advisors.

Strategic and Operational Transformation Risks

Our success largely depends on our ability to achieve our global business strategy as it evolves, and our results of operations and financial condition could suffer if the Company were unable to successfully establish and execute on its strategy and generate anticipated revenue growth and cost savings and efficiencies.

Our future growth, profitability, and cash flows largely depend upon our ability to successfully establish and execute our global business strategy. As discussed under Item 1, ‘Business - Business Strategy’, we seek to be an advisory, broking and solutions provider of choice through an integrated global platform. While we have confidence that our strategic plan reflects opportunities that are appropriate and achievable, there is a possibility that our strategy may not deliver projected long-term growth in revenue and profitability due to inadequate execution, incorrect assumptions, global or local economic conditions, competition, changes in the industries in which we operate, sub-optimal resource allocation or any of the other risks described in this ‘Risk Factors’ section. In addition, our strategy continues to evolve, and it is possible that we will be unable to successfully execute the associated strategy changes, due to factors discussed above or elsewhere in this ‘Risk Factors’ section. In pursuit of our growth strategy, we may also invest significant time and resources into new product or service offerings, and there is the possibility that these offerings may fail to yield sufficient return to cover their investment. The failure to continually develop and execute optimally on our global business strategy could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to fully realize the anticipated benefits of our growth strategy.

We have stated certain goals at our 2021 Investor Day and our outlook for the next several years, including with respect to our cash flows, our growth and margin targets, and our share repurchases, and in 2022, in light of the completion of the divestiture of our Russian subsidiaries to local management (and updated conditions and assessments about the impact of the divestiture on future revenue and expenses), we recast our previously stated outlook and financial targets.

Our initiatives aiming to implement our recast targets and future financial objectives pose potential operational risks and may result in distraction of management and employees. We cannot be certain whether we will be able to realize benefits from current revenue-generating or cost-saving initiatives and ultimately realize our objectives. There can be no assurance that our actual results will meet these recast financial goals.

Our ability to successfully manage ongoing organizational changes could impact our business results, where the level of costs and/or disruption may be significant and change over time, and the benefits may be less than we originally expect.

We have in the past few years undergone several significant business and organizational changes, including multi-year operational transformation programs and a new management and organizational structure, among others. There are also a number of other initiatives planned or ongoing to transform and update our systems and processes and gain efficiencies. In addition, our strategy continues to evolve, and such evolution may result in further organizational changes or more or different investments than we currently anticipate. In connection with all these changes, we may manage a number of large-scale and complex projects. Such projects may include multiple and connected phases, many of which may be dependent on factors that are outside of our control. While we plan to undertake these types of large, complex projects based on our determination that each is necessary or desirable for the execution of the Company’s business strategy, we cannot guarantee that the collective effect of all of these projects will not adversely impact our business or results of operations or that the benefits will be as we originally expected. Effectively managing these organizational changes (including ensuring that they are implemented on schedule, within budget and without interruption to the existing business, or that transitions to new systems do not create significant control vulnerabilities during the period of transition) is critical to retaining talent, servicing clients and our business success overall. We may have difficulty attracting, training, and retaining the talent that we need to successfully manage this change. Further, many of the risks described herein increase during periods of significant organizational change and transformation. The failure to effectively manage such risks could adversely impact our resources or business or financial results.

Our growth strategy depends, in part, on our ability to make acquisitions. We face risks when we acquire or divest businesses, and we could have difficulty in acquiring, integrating or managing acquired businesses, or with effecting internal reorganizations, all of which could harm our business, financial condition, results of operations or reputation.

Our growth depends in part on our ability to make acquisitions. We may not be successful in identifying appropriate acquisition candidates or consummating acquisitions on terms acceptable or favorable to us. We also face additional risks related to acquisitions, including that we could overpay for acquired businesses and that any acquired business could significantly underperform relative to our expectations. In addition, we may not repurchase as many of our outstanding shares as anticipated due to our acquisition activity or investment opportunities, as well as other market or business conditions. If we are unable to identify and successfully make, integrate and manage acquisitions, our business could be materially adversely affected. In addition, we face risks related to divesting businesses, including that we may not receive adequate consideration in return for the divested business, we may continue to be subject to the liabilities of the divested business after its divestiture (including with respect to work we might have performed on behalf of the divested business), and we may not be able to reduce overhead or redeploy assets or retain colleagues after the divestiture closes. For example, we completed the divestiture of the Willis Re business to Gallagher in 2022 which may give rise to such risks including those risks associated with managing transition arrangements.

In addition, we cannot be certain that our acquisitions will be accretive to earnings or that our acquisitions or divestitures will otherwise meet our operational or strategic expectations. Acquisitions involve special risks, including the potential assumption of unanticipated liabilities and contingencies and difficulties in integrating acquired businesses, and acquired businesses may not achieve the levels of revenue, profit, or productivity we anticipate or otherwise perform as we expect. In addition, if the operating performance of an acquired business deteriorates significantly, we may need to write down the value of the goodwill and other acquisition-related intangible assets recorded on our consolidated balance sheet.

We may be unable to effectively integrate an acquired business into our organization and may not succeed in managing such acquired businesses or the larger company that results from such acquisitions. The process of integrating an acquired business may subject us to a number of risks, including, without limitation, an inability to retain the management, key personnel and other employees of the acquired business; an inability to establish uniform standards, controls, systems, procedures and policies or to achieve anticipated savings; and exposure to legal claims or regulatory censure for activities of the acquired business prior to acquisition.

With respect to any such acquisition transactions, we face the risk related to the potential impacts of the transaction and integration on relationships, including with employees, correspondents, suppliers, clients and competitors, as well as the risk related to contingent liabilities (including litigation) potentially creating material liabilities for the Company. The following risks, in addition to those described above, may also adversely affect our ability to successfully implement and integrate these acquisitions: material changes in U.S. and foreign jurisdiction regulations (including those related to the healthcare system and Medicare and insurance brokerage, pension advisory, and investment services); changes in general economic, business and political conditions in relevant markets, including changes in the financial markets; significant competition in the marketplace; and compliance with extensive and evolving government regulations in the U.S. and in foreign jurisdictions.

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

The sale of Willis Re to Gallagher, including transitional arrangements, creates incremental business, operational, regulatory and reputational risks.

The completion of the agreed-upon transaction to sell our Willis Re business to Gallagher, which has occurred in all jurisdictions globally, entails important risks, including, among others: the risk that the post-closing transition arrangements, which are complex, may impose costs or liabilities or may give rise to errors in execution, be distracting to our management, or cause disruption to our business or our relationships with clients, employees, suppliers, regulators, competitors, and other third parties; the risk that the triggers for the potential earnout payment may not be met; the risk that transaction and/or transition costs may be greater than expected, including as a result of the complexity of the transition arrangements in domestic and international jurisdictions across the globe; the risk that management’s attention is diverted from other matters during the post-closing period; the risk that litigation associated with the Gallagher transaction or with contingent liabilities we have retained, if any, arises; the risk of disruptions from the completion of the Gallagher transaction and transition arrangements that impact our business, including current plans and operations, including the risk of exacerbating existing disruptions or challenges we face; and other risks in this Annual Report on Form 10-K and in our other SEC filings.

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

Business Environment Risks

Demand for our services could decrease for various reasons, including a general economic downturn, increased competition, or a decline in a client’s or an industry’s financial condition or prospects, all of which could substantially and negatively affect us.

The demand for our services may not grow or be maintained, and we may not be able to compete successfully with our existing competitors, new competitors or our clients’ internal capabilities. Client demand for our services may change based on the clients’ needs and financial conditions, among other factors.

Our results of operations are affected directly by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets that they serve. For example, any changes in U.S. trade policy (including any increases in tariffs that result in a trade war), recessionary conditions in some of the markets where we do business, inflationary conditions, ongoing stock market volatility or an increase in, or unmet market expectations with respect to, interest rates could adversely affect the general economy. As a result, global financial markets may continue to experience disruptions, including increased volatility and reduced credit availability, which could substantially impact our results. Likewise, COVID-19 and related economic disruptions have impacted and could have a material adverse impact on global demand from our clients, as well as our operations as discussed elsewhere in this report. While it is difficult to predict the consequences of any deterioration in global economic conditions on our business, any significant reduction or delay by our clients in purchasing our services or insurance or making payment of premiums could have a material adverse impact on our financial condition and results of operations. In addition, the potential for a significant insurer to fail, be downgraded or withdraw from writing certain lines of insurance coverages that we offer our clients could negatively impact overall capacity in the industry, which could then reduce the placement of certain lines and types of insurance and reduce our revenue and profitability. The potential for an insurer to fail or be downgraded could also result in errors and omissions claims by clients.

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

In addition, the demand for many of our core benefit services, including compliance-related services, is affected by government regulation and taxation of employee benefit plans. Significant changes in tax or social welfare policy or other regulations could lead some employers to discontinue their employee benefit plans, including defined benefit pension plans, thereby reducing the demand for our services. A simplification of regulations or tax policy could also reduce the need for our services.

Our business, financial condition, results of operations, and long-term goals may continue to be adversely affected, possibly materially, by negative impacts on the global economy and capital markets resulting from the war between Russia and Ukraine or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption as a result of the war between Russia and Ukraine. Although the length and impact of the ongoing situation is highly unpredictable, as the war in Ukraine continues, it has and could continue to lead to further market disruptions.

Additionally, during the first quarter of 2022, we announced our intention to transfer ownership of our Russian subsidiaries to local management who will operate independently in the Russian market. Due to the sanctions and prohibitions on certain types of business and activities, we deconsolidated our Russian entities on March 14, 2022. The transfer of our Russian subsidiaries to local management was completed on agreed-upon terms on July 18, 2022, and the transfer was registered in Russia on July 25, 2022. The deconsolidation in the first quarter of 2022 resulted in a loss of $57 million. Further, total net assets impaired, including accounts receivable balances related to our Russian business that are held outside of our Russian entities, were $81 million during the year ended December 31, 2022. The Russian entities comprised approximately 1% of consolidated WTW revenue for 2021, primarily within our Risk & Broking segment. Our Russian operation was a high-margin business and the lost profits from our Russian operations have impacted and are anticipated to continue to impact operating income and cash flow.

Sanctions imposed by the U.S., the E.U., the U.K. and other countries on Russia, as well as Russian counter-sanctions, are extensive. Additional sanctions and penalties have also been enacted, proposed and/or threatened. Russian actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. The ramifications of the hostilities and sanctions, however, may not be limited to Russia and Russian companies but may spill over to and negatively impact other regional and global economic markets (including Europe and the United States), companies in other countries (particularly those that have done business with Russia) and various sectors, industries and markets for securities and commodities globally, such as oil and natural gas. Accordingly, the actions discussed above and the potential for a wider conflict could increase financial market volatility and could cause severe negative effects on regional and global economic markets, industries, and companies. In addition, Russia may take retaliatory actions and other countermeasures, including cyberattacks and espionage against other countries and companies around the world, which may negatively impact such countries and companies. The extent and duration of the Russian actions or future escalation of such hostilities, the extent and impact of existing and future sanctions, market disruptions and volatility, and the result of any diplomatic negotiations cannot be predicted. For additional sanctions-related risks, also see ‘Sanctions imposed by governments, or changes to such sanction regulations (such as sanctions imposed on Russia), and related counter-sanctions, could have a material adverse impact on our operations or financial results’ below.

Any of the above-mentioned factors, or other geopolitical tensions, could adversely affect our business, prospects, financial condition, and operating results. The extent and duration of the crisis, sanctions and resulting market disruptions are impossible to predict, but could be substantial.

We have been impacted by the COVID-19 pandemic and may be substantially and negatively impacted by COVID-19 or other pandemics in the future.

The COVID-19 pandemic has had an adverse impact on global commercial activity, including the global supply chain, and at times has contributed to strain in financial markets, including, among other effects, significant volatility in equity markets, changes in interest rates and reduced liquidity on a global basis. It has also resulted in increased travel restrictions and extended shutdowns of businesses in various industries including, among others, travel, trade, tourism, health systems and food supply, and significantly reduced overall economic output. As such, there is a risk that COVID-19 and its variants could continue to have a negative impact, potentially substantial, on client demand and cash flow in certain or all of our businesses.

COVID-19 risks magnify other risks discussed in this report and any of our other SEC filings. For example, the effectiveness of external parties, including governmental and non-governmental organizations, in combating the spread and severity of COVID-19 and its variants could have a material impact on demand for our business. In addition, steps taken by market counterparties such as insurance carriers to limit their exposures to COVID-19 and related risks could have an impact on their willingness to provide or renew coverage for our clients on historical terms and pricing, which could again impact demand for our business. Coverage disputes arising out of the pandemic, some of which have already emerged, could also increase our professional liability risk by increasing the frequency and severity of allegations by others that, in the course of providing services, we have committed errors or omissions for which we should have liability. The continued fluidity of the COVID-19 pandemic, including the ongoing development, availability, distribution and acceptance of effective vaccines and the emergence of vaccine-resistant variants, precludes any prediction as to the duration of the effects of the COVID-19 pandemic and the ultimate adverse impact of COVID-19 on our business. As a result, the COVID-19 pandemic continues to present material uncertainty and risk with respect to demand for and delivery of our products and services.

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

Also, a potential COVID-19 infection of any of our key colleagues could substantially and negatively impact our operations. Further, it is possible that COVID-19 causes us to close down call centers and hubs and other processes on which we rely, or impacts processes of third-party vendors on whom we rely, which could also materially impact our operations. Resultant changes in financial markets could also have a material impact on our own hedging and other financial transactions, which could impact our liquidity. In addition, it is possible that COVID-19 restrictions could create difficulty for satisfying our legal or regulatory filing or other obligations, including with the SEC and other regulators.

As noted above, supply and labor market disruptions caused by COVID-19 as well as other factors, such as accommodative monetary and fiscal policy, have contributed to significant inflation in many of the markets in which we operate. For additional economic risks, also see ‘Macroeconomic trends, including inflation, increased interest rates and trade policies could continue to adversely affect our business, results of operations or financial condition’ below. This impacts not only the costs to attract and retain employees but also other costs to run and invest in our business. If our costs grow significantly in excess of our ability to raise revenues, our margins and results of operations may be materially and adversely impacted and we may not be able to achieve our strategic and financial objectives.

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

In addition, as part of providing services to clients and managing our business, we not only depend on a number of third-party service providers and suppliers today, but we expect to engage the services of new third parties in the future as we continue to implement our operational transformation programs. Our ability to perform effectively depends in part on the ability of these service providers to meet their obligations, as well as on our effective oversight of their performance. The quality of our services could suffer, or we could be required to incur unanticipated costs if our third-party service providers do not perform as expected or their services are disrupted. This could have a material adverse effect on our reputation as well as our business and results of operations.

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

The private health insurance industry in the U.S. has experienced a substantial amount of consolidation over the past several years, resulting in a decrease in the number of insurance carriers. In the future, it may become necessary for us to offer insurance plans from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry continue to evolve. The termination, amendment or consolidation of our relationships with our insurance carriers in the U.S. or in any other jurisdiction could harm our business, results of operations and financial condition.

Macroeconomic trends, including inflation, increased interest rates and trade policies could continue to adversely affect our business, results of operations or financial condition.

Global economic events and other factors, such as accommodative monetary and fiscal policy and the impacts of the COVID-19 pandemic, have contributed to significant inflation in many of the markets in which we operate. In particular, inflation in the United States, Europe and other geographies has risen to levels not experienced in recent decades and we are seeing its impact on various aspects of our business, which in some cases have, or could in the future, negatively affect our business and financial condition. In order to combat inflation and restore price stability, a number of central banks around the world have raised interest rates and are expected to keep increasing interest rates in 2023. Increased inflation and interest rates may hinder the economic growth in a number of markets where we do business, and has had, and may continue to have, far reaching effects on the global economy. This weakness in the economy and the possibility of a global recession has had, and may continue to have, a negative effect on our business and financial condition, including on the value of our ordinary shares.

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

Further, the continued slowdown in the global economy, including a recession, or in a particular region or industry, inflation or a tightening of the credit markets could negatively impact our business, financial condition and liquidity, including our ability to continue to access preferred sources of liquidity when we would like, and our borrowing costs could increase. In particular, further tightening of the credit markets could limit our ability to obtain external financing to fund our operations and capital expenditures, if and when needed. In addition, we could experience losses on our holdings of cash and investments due to failures of financial institutions and other parties. Thus, a continued deterioration or prolonged period of negative or stagnant macroeconomic conditions in the U.S. and globally could adversely affect our business, results of operations or financial condition.

Human Capital Risks

We depend on the continued services of our executive officers, senior management team, and skilled individual contributors, and any changes in our management structure and in senior leadership could affect our business and financial results.

Our success and future performance has depended largely upon the continued services of our executive officers, senior management, and other highly skilled personnel. We have relied on our leadership team to execute on our business plan, for strategy, growth, research and development, marketing, sales, provision, maintenance, and support of our products and services, and general and administrative functions, and on mission-critical individual contributors. From time to time, our executive management team and the groups of skilled individual contributors may change from the hiring or departure of executive officers or such contributors, which could disrupt our business. The employment agreements with our executive officers (to the extent our officers are party to such agreements) and other key personnel will not require them to continue to work for us for any specified period; therefore, they could terminate their employment at any time. The loss of one or more of our executive officers, senior management, or other key employees (including any limitation on the performance of their duties or short-term or long-term absences as a result of COVID-19) could significantly delay or prevent the achievement of our development and strategic objectives.

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

Our success depends on our ability to attract, retain and motivate qualified personnel, including key managers and colleagues. In addition, our success largely depends upon our colleagues’ abilities to generate business and provide quality services. Our ability to provide services our clients demand requires such skills and training, in insurance, actuarial, human resources and other areas, which are also in high demand among our competitors. The market for employees in our industry is extremely competitive, and competitors for talent increasingly attempt to hire, and to varying degrees have been successful in hiring, our employees or employment candidates. In particular, our colleagues’ business relationships with our clients are a critical element of obtaining and maintaining client engagements. Labor markets have continued to tighten globally, and we have experienced intense competition and increased costs for certain types of colleagues, especially as new entrants in the insurance business (among others) continue to expend significant resources in their own hiring. Also, in the past, including following the announcement and the termination of the proposed Aon plc combination, we have lost colleagues who manage substantial client relationships or possess substantial experience or expertise; if we lose additional colleagues such as those, or if we lose a large number of other colleagues, it could result in such colleagues competing against us. Voluntary attrition in a number of business lines remains elevated, and it may take longer than expected to hire new colleagues to replace colleagues who have left and/or these new colleagues may be subject to restrictive covenants that impact the amount of business they can generate while those covenants are in effect. Further, the increased availability of remote working arrangements has also expanded the pool of companies that can compete for our employees and employment candidates. Our operational transformation efforts require us to attract, onboard, and retain individuals relevant for those efforts and we may not be able to do that successfully. The failure to successfully attract and retain qualified personnel could materially adversely affect our ability to secure and complete engagements or could disrupt our business or cause increased operational risk, which would materially adversely affect our results of operations and prospects.

Failure to maintain our corporate culture, including in a remote or hybrid work environment, could damage our reputation.

We aim to foster a culture that is based on a strong client focus, an emphasis on teamwork, integrity, mutual respect and striving for excellence. Our colleagues are the cornerstone of this culture, and acts of misconduct by any colleague, and particularly by senior management, could erode trust and confidence and damage our reputation among existing and potential clients and other stakeholders. Our business is managing people, risk and capital, and our success depends on our ability to develop and promote an ethical culture of trust, integrity and other important qualities in which our colleagues are comfortable speaking up about potential misconduct. While we do not believe we have experienced any material adverse cultural impacts as a result of our remote and hybrid work environment, this may manifest over time. As a result, remote and hybrid work arrangements may negatively impact our ability to maintain and promote our culture and increase related risks.

Intellectual Property, Technology, Cybersecurity and Data Protection Risks

Data and cyber security breaches or improper disclosure of confidential company or personal data could result in material financial loss, regulatory actions, reputational harm, and/or legal liability.

We depend on information technology networks and systems to process, transmit and store electronic information and to communicate among our locations around the world and with our alliance partners, insurance carriers/markets, clients and third-party vendors. Additionally, one of our significant responsibilities is to maintain the security and privacy of our clients’ confidential and proprietary information and the personal data of their customers and employees. Our information systems, and those of our third-party service providers and vendors, are vulnerable to an increasing threat of continually evolving cybersecurity risks. We are the target of computer viruses, hackers, distributed denial of service attacks, malware infections, ransomware attacks, phishing and spear-phishing campaigns, and/or other external hazards, as well as improper or inadvertent workforce behavior which, could expose confidential company and personal data systems and information to security breaches.

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

We maintain policies, procedures and administrative, physical and technological safeguards (such as, where in place, multifactor authentication and encryption of data in transit and at rest) designed to protect the security and privacy of the data in our custody and control. However, such safeguards are time-consuming and expensive to deploy broadly and are not necessarily always in place or effective, and we cannot entirely eliminate the risk of data security breaches, improper access to, takeover of or disclosure of confidential company or personally identifiable information. We may not be able to detect and assess such issues, or implement appropriate mitigation or remediation, in a timely manner. We are engaged in an ongoing effort to enhance our protections against such attacks; this effort will require significant expenditures and may not be successful. Our technology may fail to adequately secure the private information we hold and protect it from theft, computer viruses, hackers or inadvertent loss.

If any person, including any of our colleagues, intentionally or unintentionally fails to comply with, disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, fines, regulatory enforcement, and/or criminal prosecution. Unauthorized disclosure of sensitive or confidential client, supplier or employee data, whether through systems failure, accident, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems or those we develop for our clients, whether by our colleagues or third parties, could result in significant additional expenses (including expenses relating to incident response and investigation, remediation work, notification of data security breaches and costs of credit monitoring services), negative publicity, operational disruption, legal liability and/or damage to our reputation, as well as require substantial resources and effort of management, thereby diverting management’s focus and resources from business operations.

The methods used to obtain unauthorized access to, disable or degrade service or sabotage the Company’s systems are also constantly evolving, are increasingly sophisticated, and may be difficult to anticipate or detect. For example, the U.S. Federal Bureau of Investigation, the Cybersecurity and Infrastructure Security Agency, and other U.S. federal agencies continue to issue warnings about trends in cybercriminal and nation-state activity and other threats that are consistent with some of the types of incidents we have experienced. To our knowledge, these incidents have not had a material impact on our business or operations thus far. However, our reputation could be harmed and our business and results of operations could be materially and adversely affected if we were to be the target of such attacks in the future, or if, despite our controls and efforts to detect breaches, we were to be the victim of an undetected breach.

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

Our inability to comply with complex and evolving laws and regulations related to data privacy and cybersecurity could result in material financial loss, regulatory actions, reputational harm, and/or legal liability.

We are subject to numerous laws and regulations in the U.S. and foreign jurisdictions, only certain of which are named here, designed to protect the personally identifiable information of client and company constituents and suppliers, notably the European Union’s General Data Protection Regulation (‘GDPR’), which became effective on May 25, 2018, the California Consumer Privacy Act and its implementing regulations (‘CCPA’), which became effective on January 1, 2020, and the Virginia Consumer Data Protection Act (‘VCDPA’), which became effective on March 2, 2021. We are also subject to regulations from other countries that prohibit or restrict the transmission of data outside of such countries’ borders, and to various U.S. federal and state laws governing the protection of health, financial or other individually identifiable information. The GDPR, as well as other more recently-enacted privacy laws, significantly increased our responsibilities when handling personal data including, without limitation, requiring us to conduct privacy impact assessments, restricting the transmission of data, and requiring public disclosure of significant data breaches. Violations of the GDPR may result in possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher). A July 2020 judgment by the Court of Justice of the European Union on Schrems II has made cross border data transfers to organizations outside the European Economic Area more onerous and uncertain. Further, as a result of the U.K.’s withdrawal from the European Union (‘Brexit’), the data transfer regime between the U.K. and the European Economic Area is subject to some uncertainty if the U.K.’s data strategy diverges from the E.U.’s in the coming years. The Company is also subject to numerous U.S. and foreign marketing and telecommunications laws and regulations designed to protect consumers from unwanted or fraudulent communications. A violation of any such law may lead to litigation or regulatory liability, including substantial financial damages or fines.

Laws and regulations in this area are evolving and generally becoming more stringent, including, without limitation, the U.S. Health Insurance Portability and Accountability Act of 1996 (‘HIPAA’), enforced by the Office for Civil Rights within the Department of Health and Human Services, and the New York State Department of Financial Services’ cybersecurity regulations outlining required security measures for the protection of data. Certain U.S. states have also recently enacted laws requiring certain data security and privacy measures of regulated entities, notably the CCPA and VDCPA. We expect that other U.S. states and other countries will follow in implementing their own data privacy and data security laws. For example, Brazil recently enacted the Lei Geral de Proteção de Dados Pessoais, a national data protection law modeled on the GDPR. The People’s Republic of China and India, among other countries, are also expected to enact data protection laws that could, among other things, restrict data transfers out of each of those countries.

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

In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. We also expect that there will continue to be new proposed laws and regulations concerning privacy, data protection and information security, but cannot yet determine the impact such future laws, regulations and standards may have on our business. New laws, amendments to or re-interpretations of existing laws and regulations, industry standards, contractual obligations and other obligations may require us to incur additional costs and restrict our business operations. Because the interpretation and application of laws and other obligations relating to privacy and data protection are still uncertain, it is possible that these laws and other obligations may be interpreted and applied in a manner that is inconsistent with our existing data management practices. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices, which could harm our business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all. Any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy or data protection laws, regulations and policies, could result in additional cost and liability, damage to our reputation, or harm to our business.

Our inability to successfully mitigate and recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm, and/or legal liability.

Should we or a third party on whom we rely experience a disaster or other business continuity problem, such as an earthquake, hurricane, terrorist attack, pandemic, including prolonged effects of the COVID-19 pandemic, security breach, ransomware or destructive malware attack, power loss, telecommunications failure or other natural or man-made disaster, our continued success will depend, in part, on the availability of our personnel, our office facilities, our outsourcing providers or other vendors, access to data, and the proper functioning of our computer, telecommunication and other related systems and operations. In such an event, we could experience operational challenges with regard to our operations.

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

Material interruption to or loss of our information processing capabilities or failure to effectively maintain and upgrade our information processing hardware or systems could cause material financial loss, regulatory actions, reputational harm, and/or legal liability.

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

We cannot guarantee that trade secret, trademark, and copyright law protections, or our internal policies and procedures regarding our management of intellectual property, are adequate to deter misappropriation of our intellectual property (including our software, which may become an increasingly important part of our business). Existing laws of some countries in which we provide services or products may offer only limited protection of our intellectual property rights. Also, we may be unable to detect the unauthorized use of our intellectual property and take the necessary steps to enforce our rights, which may have a material adverse impact on our business, financial condition or results of operations. We cannot be sure that our services and products, or the products of others that we offer to our clients, do not infringe on the intellectual property rights of third parties, and we may have infringement claims asserted against us or our clients. These claims may harm our reputation, result in financial liability, consume financial resources to pursue or defend, and prevent us from offering some services or products. In addition, these claims, whether with or without merit, could be expensive, take significant time and divert management’s focus and resources from business operations. Successful challenges against us could require us to modify or discontinue our use of technology or business processes where such use is found to infringe or violate the rights of others, or require us to purchase licenses from third parties, any of which could adversely affect our business, financial condition and operating results.

Legal, Non-Financial/Regulatory and Compliance Risks

From time to time, we receive claims and are party to lawsuits arising from our work, which could materially adversely affect our reputation, business and financial condition.

We depend in large part on our relationships with clients and our reputation for high-quality services to secure future engagements. Clients that become dissatisfied with our services may terminate their business relationships with us, and clients and third parties that claim they suffered damages caused by our services may bring lawsuits against us. We are subject to various actual and potential claims, lawsuits, investigations and other proceedings relating principally to alleged errors and omissions in connection with the provision of our services or the placement of insurance and reinsurance in the ordinary course of business. We are also subject to actual and potential claims, lawsuits, investigations and proceedings outside of errors and omissions claims. See Note 15 - Commitments and Contingencies within Item 8 of this Annual Report on Form 10-K for examples of claims to which we are subject.

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

We also provide advice on both asset allocation and selection of investment managers. Increasingly, for many clients, we are responsible for making decisions on both of these matters, or we may serve in a fiduciary capacity, either of which may increase liability exposure. In addition, the Company offers affiliated investment funds, including in the U.S. and Ireland, with plans to launch additional funds over time. Given that our Investments business may recommend affiliated investment funds or affirmatively invest such clients’ assets in such funds under delegated authority, this may increase our liability exposure. We may also be liable for actions of managers or other service providers to the funds. Further, for certain clients, we are responsible for some portions of cash and investment management, including rebalancing of investment portfolios and guidance to third parties on the structure of derivatives and securities transactions. Asset classes may experience poor absolute performance, and investment managers may underperform their benchmarks; in both cases the investment return shortfall can be significant. Clients experiencing this underperformance, including from our affiliated investment funds, may assert claims against us, and such claims may be for significant amounts. In addition, our failure to properly execute our role can cause monetary damage to our clients or such third parties for which we might be found liable, and such claims may be for significant amounts. Our expected expansion of this business geographically and in new offerings will subject us to additional contractual exposures and obligations with investors, asset managers and third-party service providers, as well as increased regulatory exposures. Overall, our ability to contractually limit our potential liability may be limited in certain jurisdictions or markets or in connection with claims involving breaches of fiduciary duties or other alleged errors or omissions.

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

Examples of these inquiries or investigations are set forth in more detail in Note 15 — Commitments and Contingencies within Item 8 of this Annual Report on Form 10-K. These include various ongoing civil investigation proceedings in respect of alleged exchanges of commercially sensitive information among competitors in aviation and aerospace insurance and reinsurance broking.

All of these items reflect an increased focus by regulators (in the U.K., U.S., and elsewhere) on various aspects of the operations and affairs of our regulated businesses. We are unable to predict the outcome of these inquiries or investigations. Any proposed changes that result from these investigations and inquiries, or any other investigations, inquiries or regulatory developments, or any potential fines or enforcement action, could materially adversely affect our business and our results of operations.

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
•
difficulties in controlling operations and monitoring employees in geographically dispersed and culturally diverse locations; and
•
the practical challenges and costs of complying, or monitoring compliance, with a wide variety of foreign laws (some of which are evolving or are not as well-developed as the laws of the U.S. or U.K. or which may conflict with U.S. or other sources of law), and regulations applicable to insurance brokers and other business operations abroad (in more than 140 countries, including many in emerging markets), including laws, rules and regulations relating to the conduct of business, trade sanction laws administered by the U.S. Office of Foreign Assets Control, the E.U., the U.K. and the United Nations (‘U.N.’), and the requirements of the U.S. Foreign Corrupt Practices Act (‘FCPA’), as well as other anti-bribery and corruption rules and requirements in all of the countries in which we operate.

Sanctions imposed by governments, or changes to such sanction regulations (such as sanctions imposed on Russia), and related counter-sanctions, could have a material adverse impact on our operations or financial results.

As described above, our businesses are subject to the risk of sanctions imposed by the U.S., the E.U., the U.K. and other governments. In the past year, there was an increase in U.S. designations in relation to Russia and China (including recent sanctions imposed on Russia by the U.S. as well as the E.U. and U.K. due to Ukraine), and there has also been an increased risk of counter-sanctions in some locations, such as China and Russia in response to the recently imposed sanctions. Touchpoints with sanctioned individuals, entities or locations can be difficult to identify and, given the increased scope of complexity of sanctions, there is an increased risk of non-compliance. We have also seen a maturing of the U.K. sanctions regime, which has navigated a differing path from the E.U. and U.S. sanctions regimes but largely with the same objectives. A number of volatile geopolitical events are likely to affect the implementation of sanctions such as the change of regime in Afghanistan, the escalation of sanctions towards Belarus, Russia's invasion of Ukraine, the uncertainty around the Nord Stream 2 pipeline, negotiations between the E.U., U.S. and Iran over a new nuclear deal as well as the continuing trade war between the U.S. and China with their sanctions and subsequent counter-sanctions. Some of these jurisdictions, such as China, may be significant businesses for us. As a result, we cannot predict the impacts of any changes in the U.S., E.U., U.K. or other sanctions, and whether such changes could have a material adverse impact on our operations or financial results.

Our business will be negatively affected if we are not able to anticipate and keep pace with rapid changes in government laws or regulations, or if government laws or regulations decrease the need for our services or increase our costs.

A material portion of our revenue is affected by statutory or regulatory changes. An example of a statutory or regulatory change that could materially impact us is any change to the U.S. Patient Protection and Affordable Care Act (‘PPACA’), and the Healthcare and Education Reconciliation Act of 2010, (‘HCERA’), which we refer to collectively as ‘Healthcare Reform’. While the U.S. Congress has not passed legislation replacing or fundamentally amending Healthcare Reform (other than changes to the individual mandate), such legislation, or another version of Healthcare Reform, could be implemented in the future. In addition, some U.S. political candidates and representatives elected to office have expressed a desire to amend all or a portion of Healthcare Reform or otherwise establish alternatives to employer-sponsored health insurance or replace it with government-sponsored health insurance, often referred to as ‘Medicare for All’. If we are unable to adapt our services to potential new laws and regulations, or judicial modifications, with respect to Healthcare Reform or otherwise, our ability to provide effective services in these areas may be substantially impacted. In addition, more restrictive marketing rules or interpretations of the Centers for Medicare and Medicaid Services, or judicial decisions that restrict or otherwise change existing provisions of U.S. healthcare regulation, could have a material adverse impact on our healthcare-related businesses. In addition, as we implement and expand our direct-to-consumer sales and marketing solutions, we are subject to various federal and state laws and regulations that prescribe when and how we may market to consumers (including, without limitation, the Telephone Consumer Protection Act and other telemarketing laws and the Medicare Communications and Marketing Guidelines issued by the Center for Medicare Services (‘CMS’) of the U.S. Department of Health and Human Service). Federal and state legislators and/or regulators recently have expressed concerns about existing methods of marketing individual health policies, particularly Medicare Advantage and Medicare Supplement policies, and CMS has recently expanded its regulation and oversight of the marketing of Medicare Advantage policies. Changes to these laws and/or regulations could negatively affect our ability to market directly to consumers or increase our costs or liabilities.

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

Our activities are subject to extensive regulation under the laws of the U.S., the U.K., the E.U. and its member states, and the other jurisdictions around the world in which we operate. In addition, we own an interest in a number of associates and companies where we do not exercise management control. Over the last few years, regulators across the world are increasingly seeking to regulate brokers who operate in their jurisdictions. The foreign and U.S. laws and regulations applicable to our operations are complex, continually evolving and may increase the costs of regulatory compliance, limit or restrict the products or services we sell or subject our business to the possibility of regulatory actions or proceedings. These laws and regulations include insurance and financial industry regulations, antitrust and competition laws, economic and trade sanctions laws relating to countries in which certain subsidiaries do business or may do business (‘Sanctioned Jurisdictions’) such as Crimea, Cuba, Iran, Russia, Sudan, Syria and Venezuela, anti-corruption laws such as the FCPA, the U.K. Bribery Act 2010, and similar local laws prohibiting corrupt payments to governmental officials and the Foreign Account Tax Compliance provisions of the Hiring Incentives to Restore Employment Act in the U.S., as well as laws and regulations related to data privacy, cyber security and telemarketing. Because of changes in regulation and company practice, our non-U.S. subsidiaries are providing more services with connections to various countries, including some Sanctioned Jurisdictions, that our U.S. subsidiaries are unable to perform.

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

Allegations of conflicts of interest or anti-competitive behavior, including in connection with accepting market derived income (‘MDI’), may have a material adverse effect on our business, financial condition, results of operation or reputation.

The ways in which insurance intermediaries are compensated receive scrutiny from regulators in part because of the potential for anti-competitive behavior and conflicts of interest. We could suffer significant financial or reputational harm if we fail to properly identify and manage any such potential conflicts of interest or allegations of anti-competitive behavior. Conflicts of interest exist or could exist any time the Company or any of its employees have or may have an interest in a transaction or engagement that is inconsistent with our clients’ interests. This could occur, for example, when the Company is providing services to multiple parties in connection with a transaction. In addition, as we provide more solutions-based services, there is greater potential for conflicts with advisory services. Managing conflicts of interest is an important issue for the Company, but can be a challenge for a large and complex company such as ours. Due to the broad scope of our businesses and our client base, we regularly address potential conflicts of interest, including, without limitation, situations where our services to a particular client or our own investments or other interests conflict, or are perceived to conflict, with the interests of another client. If these are not carefully managed, this could then lead to failure or perceived failure to protect the client’s interests, with attendant regulatory and reputational risks that could materially adversely affect us and our operations. There is no guarantee that all potential conflicts of interest will be identified, and undetected conflicts may result in damage to our professional reputation and result in legal liability which may have a material adverse effect on our business.

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

In addition, the Company offers affiliated investment funds, with plans to launch additional funds over time. Given that our Investments business may recommend affiliated investment funds or affirmatively invest such clients’ assets in such funds under delegated authority, there may be a perceived conflict of interest. While the Company has processes, procedures and controls in place intended to mitigate potential conflicts, such perception could cause regulatory inquiries, or could impact client demand and the business’ financial performance, and our controls may not be effective. In addition, underperformance by our affiliated investment funds could lead to lawsuits by clients that were invested in such funds.

The failure or perceived failure to adequately address actual or potential conflicts of interest or allegations of anti-competitive behavior could affect the willingness of clients to deal with us or give rise to litigation or enforcement actions. Conflicts of interest or anti-competitive activities may also arise in the future that could cause material harm to us.

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

Any of these effects could materially harm our business and results of operations. For example, various aspects of Healthcare Reform could cause insurance carriers to limit the types of health insurance plans we are able to sell and the geographies in which we are able to sell them. In addition, the U.S. Congress may seek to find spending cuts, and such cuts may include Medicare. If cuts are made to Medicare, there may be substantial changes in the types of health insurance plans we are able to sell, especially through our Individual Marketplace business, which focuses on direct-to-consumer Medicare policy sales. Further, changes in customer demand for these Medicare policies, particularly differences in customer persistency and renewals from what we have currently assumed, could cause us to write down receivable assets we have booked. Changes in the law could also cause insurance carriers to exit the business of selling insurance plans in a particular jurisdiction, to eliminate certain categories of products or to attempt to move members into new plans for which we receive lower commissions. If insurance carriers decide to limit our ability to sell their plans or determine not to sell individual health insurance plans altogether, our business, results of operations and financial condition would be materially harmed.

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

New government regulations could also result in new or more stringent forms of ESG oversight and new mandatory and voluntary reporting, diligence and disclosure. As we work to align with the recommendations of the Financial Stability Board’s Task Force on Climate-related Financial Disclosures, the Sustainability Accounting Standards Board, changes to applicable regulatory requirements, and our own ESG assessments and priorities, we may disclose additional metrics against which we may measure ourselves or be measured and tracked by others over time. Our failure to meet expectations or metrics, whether expectations or metrics set by us or by investors or other stakeholders, or to any other failure to make progress in this area on a timely basis, or at all, may negatively impact our reputation and our business.

The United Kingdom’s exit from the European Union, which occurred on January 31, 2020, and the risk that other countries may follow, could adversely affect us.

In 2022, approximately 18% of our revenue from continuing operations was generated in the U.K., although only about 11% of revenue from continuing operations was denominated in Pounds sterling as much of the insurance business is transacted in U.S. dollars or other currencies. Approximately 17% of our expenses from continuing operations were denominated in Pounds sterling. It remains difficult to predict with any level of certainty the impact that Brexit will have on the economy; economic, regulatory and political stability; and market conditions in Europe, including in the U.K., or on the Pound sterling, Euro or other European currencies, but any such impacts and others we cannot currently anticipate could materially adversely affect us and our operations. Among other things, we could experience: lower growth in the region due to indecision by businesses holding off on generating new projects or due to adverse market conditions; and reduced reported revenue and earnings because foreign currencies may translate into fewer U.S. dollars due to the fact that we translate revenue denominated in non-U.S. currencies, such as Pounds sterling, into U.S. dollars for our financial statements. In addition, there can be no assurance that our hedging strategies will be effective.

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

Brexit has resulted in greater restrictions on business conducted between the U.K. and E.U. countries and has increased regulatory complexities. Uncertainty remains as to how changes to the U.K.’s access to the E.U. Single Market and the wider trading, legal, regulatory, tax, social and labor environments, especially in the U.K. and E.U., will be impacted over time, including the resulting impacts on our business and that of our clients. For example, the loss of pre-Brexit passporting rights or regulatory limitations on the ability to conduct business in various E.U. countries by relying on a regulatory permission in the U.K. (or, conversely, doing business in the U.K. by relying on a regulatory permission in an E.U. country) may increase our costs of doing business or our ability to conduct business in impacted jurisdictions. These Brexit-related changes may adversely affect our operations and financial results.

We believe we have implemented appropriate arrangements for the continued servicing of client business in the countries most affected. These arrangements include the transaction of certain businesses and/or the movement of certain businesses outside of the U.K. However, various significant risks remain in relation to the effects of the post-Brexit arrangements between the E.U. and U.K. some of which have yet to be agreed upon, including the following, among others:

•
the risk that our implemented business solutions could cost more than expected, or that regulators in the U.K. or E.U may issue amended guidance or regulations in relation to those solutions (including any amended E.U. regulatory guidance in connection with the use of third-country branches of E.U.-domiciled insurance intermediary entities, whether following supervisory statements such as that issued by European Insurance and Occupational Pensions Authority (‘EIOPA’) on February 3, 2023 or otherwise) or that we fail to gain regulatory authorizations which could affect our business, operations or strategic plans;
•
the risk that we may require further changes to client contract terms and have to address additional regulatory requirements, including with respect to data protection and privacy standards;
•
the risk over time of a loss of key talent, or an inability to hire sufficient and qualified talent, or the disruption to client servicing as a result of equivalence not being granted on qualifications or qualification requirements themselves being changed, or a need to relocate talent or roles or both between or within the E.U. and the U.K. as the regulatory and business environment changes following Brexit;
•
the risk that the efforts and resources allocated to the post-Brexit evolution of regulations and laws, and associated changes to our operations, cause disruptions to our existing businesses, whether inside or outside the U.K., or both;
•
the risk that the business solutions implemented by our market counterparties change as the U.K.-E.U. regulatory environment evolves in a way that necessitates further alterations to our business models, with the risks described above;
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

Financial and Related Regulatory Risks

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

WTW had total consolidated debt outstanding of approximately $4.7 billion as of December 31, 2022, and our interest expense was $208 million for the year ended December 31, 2022.

Although management believes that our cash flows will be sufficient to service this debt, there may be circumstances in which required payments of principal and/or interest on this level of indebtedness may:

•
require us to dedicate a significant portion of our cash flow to payments on our debt, thereby reducing the availability of cash flow to fund capital expenditures, to pursue other acquisitions or investments, to pay dividends and for general corporate purposes;
•
limit our flexibility in reacting to changes or challenges relating to our business and industry; and
•
put us at a competitive disadvantage against competitors who have less indebtedness or are in a more favorable position to access additional capital resources.

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

A downgrade in our corporate credit rating or the credit ratings of our debt would increase our borrowing costs, including those under our credit facilities, and reduce our financial flexibility. Real or anticipated changes in our credit ratings will generally affect any trading market for, or trading value of, our securities. Such changes could result from any number of factors, including the modification by a credit rating agency of the criteria or methodology it applies to particular issuers, a change in the agency’s view of us or our industry, or as a consequence of actions we take to implement our corporate strategies. If we need to raise capital in the future, any credit rating downgrade could negatively affect our financing costs or access to financing sources. A change in our credit rating could also adversely impact our competitive position.

In addition, under the indentures for our 4.625% senior notes due 2023, our 3.600% senior notes due 2024, our 4.400% senior notes due 2026, our 4.650% senior notes due 2027, our 4.500% senior notes due 2028, our 2.950% senior notes due 2029, our 6.125% senior notes due 2043, our 5.050% senior notes due 2048, and our 3.875% senior notes due 2049, if we experience a ratings decline together with a change of control event, we would be required to offer to purchase these notes from holders unless we had previously redeemed those notes. We may not have sufficient funds available or access to funding to repurchase tendered notes in that event, which could result in a default under the notes. Any future debt that we incur may contain covenants regarding repurchases in the event of a change of control triggering event.

Our significant non-U.S. operations, particularly our London market operations, expose us to exchange rate fluctuations and various other risks that could impact our business.

A significant portion of our operations is conducted outside of the U.S. Accordingly, we are subject to legal, economic and market risks associated with operating in foreign countries, including devaluations and fluctuations in currency exchange rates; imposition of limitations on conversion of foreign currencies into Pounds sterling or U.S. dollars or remittance of dividends and other payments by foreign subsidiaries; hyperinflation in certain foreign countries; adverse or unexpected impacts of fiscal and monetary policies of foreign countries; imposition or increase of investment and other restrictions by foreign governments; and the requirement of complying with a wide variety of foreign laws.

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

We derive significant revenue from commissions for brokerage services, but do not determine the insurance premiums on which our commissions are generally based. Commission levels generally follow the same trend as premium levels, as they are a percentage of the premiums paid by the insureds. Fluctuations in the premiums charged by the insurance carriers can therefore have a direct and potentially material impact on our results of operations. Due to the cyclical nature of the insurance market and the impact of other market conditions on insurance premiums, commission levels may vary widely between accounting periods. A period of low or declining premium rates, generally known as a ‘soft’ or ‘softening’ market, generally leads to downward pressure on commission revenue and can have a material adverse impact on our commission revenue and operating margin. We could be negatively impacted by soft market conditions across certain sectors and geographic regions. In addition, insurance carriers may seek to reduce their expenses by reducing the commission rates payable to insurance agents or brokers such as us. The reduction of these commission rates, along with general volatility and/or declines in premiums, may significantly undermine our profitability. Because we do not determine the timing or extent of premium pricing changes, it is difficult to accurately forecast our commission revenue, including whether they will significantly decline. As a result, we may have to adjust our plans for future acquisitions, capital expenditures, dividend payments, loan repayments and other expenditures to account for unexpected changes in revenue, and any decreases in premium rates may adversely affect the results of our operations.

In addition to movements in premium rates, our ability to generate premium-based commission revenue may be challenged by disintermediation and the growing availability of alternative methods for clients to meet their risk-protection needs. This trend includes a greater willingness on the part of corporations to self-insure, the use of captive insurers, and the presence of capital markets-based solutions for traditional insurance and reinsurance needs. Further, the profitability of our risk and broking businesses depends in part on our ability to be compensated for the analytical services and other advice that we provide, including the consulting and analytics services that we provide to insurers. If we are unable to achieve and maintain adequate billing rates for all of our services, our margins and profitability could decline.

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

While we have incorporated provisions for the use of successor benchmarks in our existing external and intercompany floating-rate facilities which use the London Interbank Offered Rate (‘LIBOR’) as a reference rate, there remains uncertainty as to how the anticipated discontinuation of LIBOR may affect the market for or pricing of any LIBOR-linked securities, loans, derivatives, and other financial obligations which we may seek to obtain in the future.

In the recent past, concerns have been publicized regarding the calculation of LIBOR, the London interbank offered rate, which present risks for the financial instruments that use LIBOR as a reference rate. LIBOR has been the basic rate of interest used in lending between banks on the London interbank market and has widely been used as a reference for setting the interest rate on loans globally. On March 5, 2021, LIBOR’s regulator, the Financial Conduct Authority, and administrator, ICE Benchmark Administration Limited, announced that the publication of the one-week and two-month USD LIBOR maturities and non-USD LIBOR maturities will cease immediately after December 31, 2021, with the remaining USD LIBOR maturities ceasing immediately after June 30, 2023.

In response, the Company has incorporated provisions for the use of successor benchmarks (such as the Secured Overnight Financing Rate (‘SOFR’) in the U.S. and the Sterling Overnight Index Average (‘SONIA’) in the U.K.) where required in all of its external borrowing facilities that provide for floating-rate borrowing, including our amended and restated $1.5 billion revolving credit facility. Additionally, where the Company engages in floating-rate intercompany lending, we have made arrangements to benchmark the borrowing off successor market rates to maintain arms-length pricing. While we do not expect that the transition from LIBOR and risks related thereto will have a material adverse impact on our financing costs given the measures we have taken to install successor benchmark provisions in our floating-rate facilities, there remains the possibility that the transition away from LIBOR could affect the pricing of any future LIBOR-linked securities, loans, derivatives, or other financial obligations or extensions of credit which we may seek to obtain.

We are a holding company and therefore, may not be able to receive dividends or other distributions in needed amounts from our subsidiaries.

The Company is organized as a holding company, a legal entity separate and distinct from our operating subsidiaries. As a holding company without significant operations of our own, we are dependent upon dividends and other payments from our operating subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligations, for paying dividends to shareholders, for repurchasing our ordinary shares and for corporate expenses. Legal and regulatory restrictions, foreign exchange controls, as well as operating requirements of our subsidiaries, may limit our ability to obtain cash from these subsidiaries. For example, Willis Limited, our U.K. brokerage subsidiary regulated by the FCA, is currently required to maintain $105 million in unencumbered and available financial resources, of which at least $66 million must be in cash, for regulatory purposes. In the event our operating subsidiaries are unable to pay dividends and other payments to the Company, we may not be able to service debt, pay obligations or pay dividends on, or repurchase, our ordinary shares. In the event we are unable to generate cash from our operating subsidiaries for any of the reasons discussed above, our overall liquidity could deteriorate.

Tax Risks

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

We cannot give any assurance as to what our effective tax rate will be in the future, because of, among other things, uncertainty regarding the tax laws and policies of the jurisdictions where we operate. Our actual effective tax rate may vary from expectations, and that variance may be material.

The tax laws of Ireland and other jurisdictions could change in the future. There may be an enactment of additional, or the revision of existing, state, federal and/or non-U.S. regulatory and tax laws, and/or a development of case law, regulations and policy changes in the jurisdictions in which we operate. Any such changes could cause a material change in our effective tax rate.

Further, it is possible that taxing authorities may propose significant changes, which, if ultimately executed, could limit the availability of tax benefits or deductions that we currently claim, override tax treaties upon which we rely, or otherwise affect the taxes that Ireland, the U.S. or other territories impose on our worldwide operations.

Such new legislation (or changes to existing legislation or interpretation thereof) could materially adversely affect our effective tax rate and/or require us to take further action, at potentially significant additional expense, to seek to preserve our effective tax rate. Relatedly, if proposals were enacted that have the effect of limiting our ability as an Irish company to take advantage of tax treaties with the U.S. or other territories, we could incur additional tax expense and/or otherwise experience business detriment.

For example, in August 2022, the U.S. enacted the Inflation Reduction Act of 2022 (‘IRA’), which, among other effects, creates a new corporate alternative minimum tax of at least 15% on consolidated GAAP pre-tax income for corporations with average book income in excess of $1 billion. The book minimum tax will first apply to us in 2023, although we do not expect the IRA to have a material impact on our effective tax rate.

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

Finally, on October 8, 2021, the OECD announced an international agreement with more than 130 countries to implement a two-pillar solution to address tax challenges arising from digitalization of the economy. The agreement introduced rules that would result in the reallocation of certain taxing rights from multinational companies from their home countries to the markets where they have business activities and earn profits, regardless of physical presence (‘Pillar One’) and introduced a global corporate minimum tax of 15% for certain large multinational companies starting in 2023 (‘Pillar Two’). Significant progress has been made on implementation of Pillar Two, with the Model Rules for implementation being released in December 2021 and related commentary in March 2022. On December 12, 2022, E.U. member states reached an agreement to implement Pillar Two which requires E.U. member states to enact domestic legislation by the end of 2023.

These changes, when enacted by various countries in which we do business, could increase uncertainty and may adversely affect our tax rate and cash flow in future years.

Risks Related to Being an Irish-Incorporated Company

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

As an Irish public limited company, certain decisions related to our capital structure will require the approval of shareholders, which may limit our flexibility to manage our capital structure.

Irish law generally provides that a board of directors may allot and issue shares (or rights to subscribe for or convert into shares) if authorized to do so by a company’s constitution or by an ordinary resolution of shareholders. Such authorization may be granted in respect of up to the entirety of a company’s authorized but unissued share capital and for a maximum period of five years, at which point it must be renewed by another ordinary resolution. The Company’s constitution authorizes our directors to allot shares up to the maximum of the Company’s authorized but unissued share capital for a period of five years. This authorization will need to be renewed by ordinary resolution upon its expiration and at periodic intervals thereafter. Under Irish law, an allotment authority may be given for up to five years at each renewal, but governance considerations may result in renewals for shorter periods or in respect of less than the maximum permitted number of shares being sought or approved.

Additionally, under Irish law, we may only pay dividends and, generally, make share repurchases and redemptions from distributable profits. Distributable profits may be created through the earnings of the Company or other methods (including certain intragroup reorganizations involving the capitalization of the Company’s undistributable profits and their subsequent reduction). While it is our intention to maintain a sufficient level of distributable profits in order to pay dividends on our ordinary shares and make share repurchases, there is no assurance that the Company will maintain the necessary level of distributable profits to do so.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Share Data

Our ordinary shares trade on the NASDAQ Global Select Market under the symbol ‘WTW’ as of January 10, 2022. Our ordinary shares previously traded under the symbol ‘WLTW’ starting on January 5, 2016. As of February 16, 2023, there were 1,079 shareholders of record of our shares.

Dividends

We normally pay dividends on a quarterly basis to shareholders of record on March 31, June 30, September 30 and December 31. In February 2023, the board of directors approved a quarterly cash dividend of $0.84 per share ($3.36 per share annualized rate), which will be paid on or around April 17, 2023 to shareholders of record as of March 31, 2023.

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

Performance Graph

Comparison of Five-Year Cumulative Total Shareholder Return

The graph below depicts cumulative total shareholder returns for WTW for the period from December 31, 2017 through December 31, 2022.

The graph also depicts the total return for the S&P 500 and for a peer group for WTW comprised of Aon plc, Arthur J. Gallagher & Co., Automatic Data Processing, Inc., Booz Allen Hamilton Holding Corporation, Cognizant Technology Solutions Corporation, Conduent Incorporated, Fidelity National Financial, Inc., Fidelity National Information Services, Inc., First American Financial Corporation, Fiserv, Inc., Marsh & McLennan Companies, Inc., Principal Financial Group, Inc., Robert Half International Inc., S&P Global Inc., The Hartford Financial Services Group, Inc., and Unum Group. The graph charts the performance of $100 invested on the initial date indicated, December 31, 2017, assuming full dividend reinvestment.

Unregistered Sales of Equity Securities and Use of Proceeds

During the year ended December 31, 2022, no shares were issued by the Company without registration under the Securities Act of 1933, as amended.

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
•
May 25, 2022 — the Company announced that the board of directors approved an additional authorization of $1.0 billion.

There are no expiration dates for these repurchase plans or programs. The following table presents specified information about the Company’s repurchases of ordinary shares in the fourth quarter and the Company’s repurchase authority.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1, 2022 through October 31, 2022	617,691	$207.67	617,691	6,808,160
November 1, 2022 through November 30, 2022	671,294	$229.41	671,294	6,136,866
December 1, 2022 through December 31, 2022	647,247	$244.08	647,247	5,489,619
	1,936,232	$227.38	1,936,232

At December 31, 2022, the maximum number of shares that may be purchased under the existing stock repurchase program is 5,489,619, with approximately $1.3 billion remaining on the current open-ended repurchase authority granted by the board. An estimate of the maximum number of shares under the existing authorities was determined using the closing price of our ordinary shares on December 31, 2022 of $244.58.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information, as of December 31, 2022, about the securities authorized for issuance under the Company’s equity compensation plans and is categorized according to whether or not the equity plan was previously approved by shareholders.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (i)	Number of Shares Remaining Available for Future Issuance (iii)
Equity Compensation Plans Approved by Security Holders (ii)	994,516	$116.27	4,769,269
Equity Compensation Plans Not Approved by Security Holders (iv)	207	—	—
Total	994,723	$116.27	4,769,269

(i)
The weighted-average exercise price set forth in this column is calculated excluding restricted stock units (‘RSUs’) or other awards for which recipients are not required to pay an exercise price to receive the shares subject to the awards. The $116.27 is related to time-based options.
(ii)
Includes options and RSUs outstanding under the Towers Watson & Co. 2009 Long-Term Incentive Plan and the 2012 Equity Incentive Plan (‘2012 Plan’). The Company intends to only grant future awards under the 2012 Plan.
(iii)
Represents shares available for issuance pursuant to awards that may be granted under the 2012 Plan (3,711,668 shares) and the 2010 North American Employee Stock Purchase Plan (1,057,601 shares).
(iv)
Includes incentive stock options outstanding under the Extend Health, Inc. 2007 Equity Incentive Plan and the Liazon Corporation 2011 Equity Incentive Plan. The Company does not plan to grant future awards under these plans.

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

Our methods of calculating these measures may differ from those used by other companies and therefore comparability may be limited. These financial measures should be viewed in addition to, not in lieu of, the consolidated financial statements for the year ended December 31, 2022.

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

With regard to the market for exchanges, we believe that clients base their decisions on a variety of factors that include the ability of the provider to deliver measurable cost savings for clients, a strong reputation for efficient execution and an innovative service delivery model and platform. Part of the employer-sponsored insurance market has matured and become more fragmented while other segments remain in the entry phase. As these market segments continue to evolve, we may experience growth in intervals, with periods of accelerated expansion balanced by periods of modest growth. In recent years, growth in the market for exchanges has slowed, and this trend may continue.

From time to time, including but not limited to the period after the announcement of the proposed Aon plc (‘Aon’) combination through the period that has followed the termination of the proposed combination, we have lost (and may in the future continue to lose) colleagues who manage substantial client relationships or possess substantial experience or expertise; when we lose colleagues such as those, it often results in such colleagues competing against us. Further, the full impact of this competition may be delayed due to the timing of restrictive covenants or client renewals. We believe that this dynamic, which was most pronounced in our Risk &

Broking segment during 2021, has caused the segment’s growth rate for 2022 to be meaningfully slower than other competitors. This dynamic may be difficult to predict, given that the adverse impact in future periods is more significant than in the periods in which employees departed. It is possible that growth could be different than expected and our results of operations could be significantly and adversely impacted by this factor going into 2023.

See Part I, Item 1A Risk Factors in this Annual Report on Form 10-K for discussions of risks that may affect our ability to compete.

Outlook Following Russia Divestiture

In the third quarter of 2022, we completed the transfer of ownership of our Russian subsidiaries to local management and, given current conditions, do not anticipate resuming operations in Russia within the foreseeable future. The Russian entities were primarily within our Risk & Broking segment. We have estimated that the annualized run-rate impact from the divestiture of our Russian operations is approximately $120 million of revenue. Additionally, the Russian business was highly profitable, with operating margins in excess of double the enterprise-level margins. Because we did not receive significant proceeds in connection with the divestiture with which to reinvest in the business, the lost profits will adversely impact earnings, margins and cash flow. For additional information about the risks relating to lost profits following the divestiture of our Russian subsidiaries see Part I, Item 1A Risk Factors – ‘Our business, financial condition, results of operations, and long-term goals may continue to be adversely affected, possibly materially, by negative impacts on the global economy and capital markets resulting from the war between Russia and Ukraine or any other geopolitical tensions’.

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

Certain costs under the Transformation program are accounted for under ASC 420, Exit or Disposal Cost Obligation, and are included as restructuring costs in the consolidated statements of comprehensive income. For the years ended December 31, 2022 and 2021, restructuring charges under our Transformation program totaled $99 million and $26 million, respectively. Other costs incurred under the Transformation program are included in transaction and transformation, net and were $136 million for the year ended December 31, 2022. From the actions taken during 2022, we have identified an additional $129 million of annualized run-rate savings during the year due to newly-realized opportunities and incremental sources of value, and $149 million of cumulative annualized run-rate savings identified to date since the inception of the program, which savings overall are primarily attributable to the reduction of real estate and technology costs, as well as process optimization. The benefits from the program began to be recognized during 2022.

For a discussion of some of the risks associated with the Transformation program, please see Part I, Item 1A Risk Factors - ‘We may not be able to fully realize the anticipated benefits of our growth strategy’ and other Risk Factors in this Annual Report on Form 10-K.

Financial Statement Overview

For management’s discussion of our results of operations for the year ended December 31, 2021 in comparison with the year ended December 31, 2020, please see our Annual Report on Form 10-K filed with the SEC on February 24, 2022.

The tables below set forth our summarized consolidated statements of comprehensive income and data as a percentage of revenue for the periods indicated.

Consolidated Statements of Comprehensive Income

($ in millions, except per share data)

	Years ended December 31,
	2022		2021

Revenue	$8,866	100%	$8,998	100%
Costs of providing services
Salaries and benefits	5,065	57%	5,253	58%
Other operating expenses	1,776	20%	1,673	19%
Depreciation	255	3%	281	3%
Amortization	312	4%	369	4%
Restructuring costs	99	1%	26	—%
Transaction and transformation, net	181	2%	(806)	(9)%
Total costs of providing services	7,688		6,796
Income from operations	1,178	13%	2,202	24%
Interest expense	(208)	(2)%	(211)	(2)%
Other income, net	288	3%	701	8%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,258	14%	2,692	30%
Provision for income taxes	(194)	(2)%	(536)	(6)%
INCOME FROM CONTINUING OPERATIONS	1,064	12%	2,156	24%
(LOSS)/INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	(40)	—%	2,080	23%
Income attributable to non-controlling interests	(15)	—%	(14)	—%
NET INCOME ATTRIBUTABLE TO WTW	$1,009	11%	$4,222	47%
Diluted earnings per share from continuing operations	$9.34		$16.63

Consolidated Revenue (Continuing Operations)

We derive the majority of our revenue from commissions from our brokerage services and fees for consulting and administration services. No single client represented a significant concentration of our consolidated revenue for any of our three most recent fiscal years.

The following table details our top five markets based on percentage of consolidated revenue (in U.S. dollars) from the countries where work was performed for the year ended December 31, 2022. These figures do not represent the currency of the related revenue, which is presented in the next table.

Geographic Region	% of Revenue
United States	54%
United Kingdom	18%
France	4%
Canada	3%
Germany	3%

The table below details the approximate percentage of our revenue and expenses from continuing operations by transactional currency for the year ended December 31, 2022.

Transactional Currency	Revenue	Expenses (i)
U.S. dollars	60%	55%
Pounds sterling	11%	17%
Euro	14%	12%
Other currencies	15%	16%

(i)
These percentages exclude certain expenses for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. These items include amortization of intangible assets and transaction and transformation, net.

The following table sets forth the total revenue for the years ended December 31, 2022 and 2021 and the components of the change in total revenue for the year ended December 31, 2022, as compared to the prior year. The components of the revenue change may not add due to rounding.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Years Ended December 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2022	2021	Change	Impact	Change	Divestitures	Change
	($ in millions)
Revenue	$8,866	$8,998	(1)%	(4)%	2%	(1)%	4%

Revenue for the year ended December 31, 2022 was $8.9 billion, compared to $9.0 billion for the year ended December 31, 2021, a decrease of $132 million, or 1%, on an as-reported basis. This decrease was primarily driven by unfavorable foreign currency exchange movement. Adjusting for the impact of foreign currency and acquisitions and disposals, our organic revenue growth was 4% for the year ended December 31, 2022. The increase in organic revenue was driven by both segments.

Our revenue can be materially impacted by changes in currency conversions, which can fluctuate significantly over the course of a calendar year. For the year ended December 31, 2022, currency translation decreased our consolidated revenue by $335 million. The primary currencies driving these changes were the Euro and Pound sterling.

Definitions of Constant Currency Change and Organic Change are included in the section entitled ‘Non-GAAP Financial Measures’ elsewhere within this Form 10-K.

Segment Revenue

For further information on our segment reorganization and a full description of our businesses, please see Part I, Item 1, ‘Business – Segment Reorganization’ elsewhere within this Annual Report on Form 10-K. Due to the reorganization of our segments in 2022, prior-year segment information has been retrospectively adjusted to conform to the current-year presentation.

Segment revenue excludes amounts that were directly incurred on behalf of our clients and reimbursed by them (reimbursed expenses); however, these amounts are included in consolidated revenue, as permitted by applicable accounting standards and SEC rules. See Note 5 – Segment Information within Item 8 of this Annual Report on Form 10-K for more information about how our segment revenue is calculated and a reconciliation to our GAAP results.

The Company experiences seasonal fluctuations in its revenue. Revenue is typically higher during the Company’s first and fourth quarters due primarily to the timing of broking-related activities.

For all tables presented below, the components of the revenue change may not add due to rounding.

Health, Wealth & Career (‘HWC’)

The HWC segment provides an array of advice, broking, solutions and technology for employee benefit plans, institutional investors, compensation and career programs, and the employee experience overall.

HWC is the larger of the two segments of the Company, generating approximately 60% of our segment revenue for the year ended December 31, 2022. Addressing four key areas, Health, Wealth, Career and Benefits Delivery & Outsourcing, the segment is focused on addressing our clients’ people and risk needs to help them succeed in a global marketplace.

The following table sets forth HWC segment revenue for the years ended December 31, 2022 and 2021, and the components of the change in revenue for the year ended December 31, 2022 from the year ended December 31, 2021.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Years Ended December 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2022	2021	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$5,287	$5,268	—%	(3)%	4%	—%	3%

HWC segment revenue for both the years ended December 31, 2022 and 2021 was $5.3 billion. Organic growth was led by the Benefits Delivery & Outsourcing business driven by Medicare Advantage sales and its expanded client base. The Health business’ revenue grew from improved retention and expansion of our client portfolio. Career also contributed strong growth, driven by demand for our advisory services, survey offerings, compensation benchmarking products and project activity. Year-over-year organic growth in our Wealth businesses was flat, with increases from higher project activity across all regions, primarily related to financial market volatility and higher levels of regulatory work in Great Britain, offset by declines in our Investments business due to headwinds from the negative impact of capital market performance and performance fees received in the prior year.

The following table sets forth HWC segment revenue for the years ended December 31, 2021 and 2020, and the components of the change in revenue for the year ended December 31, 2021 from the year ended December 31, 2020.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Years Ended December 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2021	2020	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$5,268	$4,895	8%	2%	6%	—%	6%

HWC segment revenue for the years ended December 31, 2021 and 2020 was $5.3 billion and $4.9 billion, respectively. On both an as-reported and organic basis, Benefits Delivery & Administration was led by Individual Marketplace, primarily by TRANZACT, which had strong growth in Medicare Advantage sales. Career revenue growth was driven by strong market demand for rewards advisory work and talent and compensation products. Wealth revenue increased with notable growth in Europe, driven by funding advice and Guaranteed Minimum Pension equalization work, along with advisory-related fees in our Investments business. Health revenue grew from increased consulting work and a gain recorded in connection with a book-of-business settlement in North America, alongside continued expansion of our local portfolios and global benefits management appointments outside of North America. Benefits Delivery & Outsourcing revenue increased primarily due to new project and client activity in Europe and in North America, driven by an expanded client base and project work stemming from temporary federal policy changes affecting group healthcare plans.

Risk & Broking (‘R&B’)

The R&B segment provides a broad range of risk advice, insurance brokerage and consulting services to clients worldwide ranging from small businesses to multinational corporations.

R&B generated approximately 40% of our segment revenue for the year ended December 31, 2022. The segment comprises two primary businesses - Corporate Risk & Broking and Insurance Consulting and Technology.

The following table sets forth R&B segment revenue for the years ended December 31, 2022 and 2021, and the components of the change in revenue for the year ended December 31, 2022 from the year ended December 31, 2021.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Years Ended December 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2022	2021	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$3,460	$3,564	(3)%	(5)%	2%	(2)%	3%

R&B segment revenue for the years ended December 31, 2022 and 2021 was $3.5 billion and $3.6 billion, respectively. This decrease on an as-reported basis was primarily driven by unfavorable foreign currency exchange movement. On an organic basis, CRB’s revenue grew across all regions, driven by our global lines of business, primarily Aerospace and Construction. ICT’s organic revenue grew from increased software sales and advisory work.

The following table sets forth R&B segment revenue for the years ended December 31, 2021 and 2020, and the components of the change in revenue for the year ended December 31, 2021 from the year ended December 31, 2020.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Years Ended December 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2021	2020	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$3,564	$3,316	7%	2%	5%	—%	5%

R&B segment revenue for the years ended December 31, 2021 and 2020 was $3.6 billion and $3.3 billion, respectively. On both an as-reported and organic basis, CRB North America led the segment with gains recorded in connection with book-of-business sales and settlements alongside strong renewals, primarily in FINEX, Marine, Aerospace and Construction. CRB International revenue increased with new business generation, primarily in the FINEX and Construction insurance lines. Advisory-related fees led the revenue growth in Insurance Consulting and Technology. CRB Revenue in Europe was down due to challenges related to senior staff departures.

Costs of Providing Services (Continuing Operations)

Total costs of providing services for the year ended December 31, 2022 were $7.7 billion, compared to $6.8 billion for the year ended December 31, 2021, an increase of $892 million, or 13%. This increase was primarily due to the $1 billion income receipt related to the termination of our then-proposed Aon transaction, which was received during the third quarter of 2021 and partially offset total costs in that year. See the following discussion for further details.

Salaries and Benefits

Salaries and benefits for the year ended December 31, 2022 were $5.1 billion, compared to $5.3 billion for the year ended December 31, 2021, a decrease of $188 million, or 4%. The decrease in the current year is primarily due to lower salary expense related to our non-U.S. workforce resulting from favorable foreign currency exchange movements and lower discretionary and incentive costs. Overall, currency translation decreased our salaries and benefits expense by $234 million during 2022.

Salaries and benefits, as a percentage of revenue, represented 57% and 58% for the years ended December 31, 2022 and 2021, respectively.

Other Operating Expenses

Other operating expenses include occupancy, legal, marketing, licenses, royalties, supplies, technology, printing and telephone costs, as well as insurance, including premiums on excess insurance and losses on professional liability claims, travel by colleagues, publications, professional subscriptions and development, recruitment, other professional fees and irrecoverable value-added and sales taxes. Additionally, other operating expenses included costs historically allocated to our Willis Re business which are partially offset by fees under a cost reimbursement Transition Services Agreement (‘TSA’; see Note 3 — Acquisitions and Divestitures within Item 8 of this Annual Report on Form 10-K) with Gallagher.

Other operating expenses for the year ended December 31, 2022 were $1.8 billion, compared to $1.7 billion for the year ended December 31 2021, an increase of $103 million, or 6%. This increase was primarily due to asset impairments associated with our Russian divestiture. These impairments were mostly accounts receivables derived from Russian insurance contracts placed by U.K. brokers in the London market (see Note 3 — Acquisitions and Divestitures within Item 8 of this Annual Report on Form 10-K). Additionally, costs increased due to higher travel and entertainment costs as post-pandemic activity increased, local office expenses, professional services and business insurance costs. These costs were partially offset by lower non-income-related tax expense and occupancy costs which are the result of actions taken in our restructuring program.

Depreciation

Depreciation represents the expense incurred over the useful lives of our tangible fixed assets and internally-developed software. Depreciation for the year ended December 31, 2022 was $255 million, compared to $281 million for the year ended December 31, 2021, a decrease of $26 million, or 9%. The year-over-year decrease was primarily due to a lower depreciable base of assets resulting from business disposals over the last two years, a lower dollar value of assets placed in service during 2021 and favorable foreign currency exchange movements.

Amortization

Amortization represents the amortization of acquired intangible assets, including acquired internally-developed software. Amortization for the year ended December 31, 2022 was $312 million, compared to $369 million for the year ended December 31, 2021, a decrease of $57 million, or 15%. Our intangible amortization is generally more heavily weighted to the initial years of the useful lives of the related intangibles, and therefore amortization related to intangible assets will continue to decrease over time.

Restructuring Costs

Restructuring costs for the years ended December 31, 2022 and 2021 were $99 million and $26 million, respectively. Restructuring costs in the current year primarily related to the real estate rationalization and technology modernization components of the Transformation program (see Transformation Program within this section and Note 6 — Restructuring Costs within Item 8 of this Annual Report on Form 10-K). Restructuring costs in the prior year primarily related to the real estate rationalization component of the Transformation program.

Transaction and Transformation, Net

Transaction and transformation, net for the year ended December 31, 2022 was $181 million of expenses, compared to income of $806 million for the year ended December 31, 2021. Transaction and transformation expenses for the current year were comprised of costs related to our Transformation program, primarily compensation costs and consulting fees, as well as legal fees and other transaction-related costs. The income for the prior year consisted mostly of the $1 billion income receipt related to the termination of our then-proposed combination with Aon, and was partially offset by legal and other professional fees related to this terminated transaction.

Income from Operations

Income from operations for the year ended December 31, 2022 was $1.2 billion, compared to $2.2 billion for the year ended December 31, 2021, a decrease of $1.0 billion. The decrease was primarily due to the prior-year $1 billion income receipt from the termination of the then-proposed Aon transaction, which resulted in lower total costs.

Interest Expense

Interest expense for the years ended December 31, 2022 and 2021 was $208 million and $211 million, respectively. Interest expense, which arose primarily from our senior notes, decreased by $3 million for the year ended December 31, 2022, which was primarily the result of lower average levels of indebtedness in the current year.

Other Income, Net

Other income, net includes gains and losses on disposals of operations, pension credits or expenses that are not attributable to service expense, interest in earnings of associates, foreign exchange gains and losses and other miscellaneous non-operating income and costs.

Other income, net for the year ended December 31, 2022 was $288 million, compared to $701 million for the year ended December 31, 2021, a decrease of $413 million. Other income, net decreased primarily due to the prior year including the net gain on disposal of our Miller business (see Note 3 — Acquisitions and Divestitures within Item 8 of this Annual Report on Form 10-K).

Provision for Income Taxes

Provision for income taxes on continuing operations for the year ended December 31, 2022 was $194 million, compared to $536 million for the year ended December 31, 2021. The effective tax rates for the years ended December 31, 2022 and 2021 were 15.4% and 19.9%, respectively. These effective tax rates are calculated using extended values from our consolidated statements of comprehensive income and are therefore more precise tax rates than can be calculated from rounded values. The current-year effective tax rate includes a $34 million tax benefit associated with amending the Company’s U.S. federal income tax returns for tax years 2019 and 2020, primarily related to the reduction of Base Erosion and Anti Abuse Tax (‘BEAT’). The prior-year effective tax rate includes a $250 million estimated tax expense related to the income receipt associated with the termination of our then-proposed combination with Aon, as well as a $40 million tax expense related to the remeasurement of deferred tax assets and liabilities associated with an increase in the U.K. tax rate from 19% to 25%.

(Loss)/Income from Discontinued Operations, Net of Tax

The following table presents selected financial information as it relates to income from discontinued operations, net of tax:

	Years ended December 31,
	2022	2021
Revenue from discontinued operations	$48	$721
Costs of providing services
Salaries and benefits	14	350
Other operating expenses	10	59
Amortization	—	2
Transaction and transformation, net	—	33
Total costs of providing services	24	444
Other income, net	5	2
Income from discontinued operations before income taxes	29	279
(Loss)/gain on disposal of Willis Re	(65)	2,300
Benefit from/(provision for) income tax expense	1	(500)
Net income (payable to)/receivable from Gallagher on Deferred Closing	(5)	1
(Loss)/income from discontinued operations, net of tax	$(40)	$2,080

(Loss)/income from discontinued operations, net of tax for the years ended December 31, 2022 and 2021 was a loss of $40 million and income of $2.1 billion, respectively. The operations of our Willis Re business were reclassified to discontinued operations upon our entering into an agreement to sell the business during the third quarter of 2021 (see Note 3 - Acquisitions and Divestitures within Item 8 of this Annual Report on Form 10-K). Gains and losses from discontinued operations in the current year are primarily attributable to the adjustments to the gain on disposal resulting from finalizing the value of the net assets transferred and the operations of the deferred closing entities and run-off activity associated with the divestiture.

Net Income Attributable to WTW

Net income attributable to WTW for the year ended December 31, 2022 was $1.0 billion, compared to $4.2 billion for the year ended December 31, 2021, a decrease of $3.2 billion, or 76%. This decrease was primarily due to lower net income from the discontinued operations of our Willis Re business and the prior-year $1 billion income receipt related to the termination of our then-proposed combination with Aon.

Liquidity and Capital Resources

Executive Summary

Our principal sources of liquidity are funds generated by operating activities, available cash and cash equivalents and amounts available under our revolving credit facilities and any new debt offerings. These sources of liquidity will fund our short-term and long-term obligations at December 31, 2022. Our most significant long-term obligations include mandatory debt and related interest, operating leases and pension obligations and contributions to our qualified pension plans.

There has been significant volatility in financial markets, including occasional declines in equity markets, inflation and changes in interest rates and reduced liquidity on a global basis. Specific to WTW, over the past few years, the COVID-19 pandemic had an initial negative impact on discretionary work we perform for our clients, but we subsequently saw increased demand for these services begin to return in the second quarter of 2021 and continue during 2022. Although reduced in 2020 and 2021, spending on travel and associated expenses has increased in 2022 following the return to office for many companies which has increased in-person interactions.

Based on our current balance sheet and cash flows, current market conditions and information available to us at this time, we believe that WTW has access to sufficient liquidity, which includes all of the borrowing capacity available to draw against our $1.5 billion revolving credit facility, to meet our cash needs for the next twelve months, including investments in the business for growth, scheduled debt repayments, share repurchases and dividend payments. During the year ended December 31, 2022, we completed an offering of $750 million aggregate principal amount of 4.650% senior notes due 2027, using the proceeds in part to repay in full our €540 million ($582 million on the date of repayment) aggregate principal amount of 2.125% Senior Notes due 2022 ($594 million including accrued interest), which were to mature during the second quarter of 2022. Additionally, during 2022, our board of directors approved a $1.0 billion increase to the existing share repurchase program, and during the year ended December 31, 2022 we repurchased $3.5 billion of shares, with remaining authorization to repurchase an additional $1.3 billion.

From time to time, we will consider whether to repurchase shares based on many factors, including market and economic conditions, applicable legal requirements and other business considerations. The share repurchase program has no termination date and may be suspended or discontinued at any time.

Before its disposal last year, Willis Re’s operating cash flows approximated its pre-tax income and any adjustments for working capital movements (see Note 3 — Acquisitions and Divestitures in Item 8 within this Annual Report on Form 10-K). Certain costs historically allocated to the Willis Re business are included in continuing operations and were retained following the disposal, but are being partially offset by reimbursements through the TSA. Costs incurred to service the TSA are expected to be reduced as part of the Company’s Transformation program as quickly as possible when the services are no longer required by Gallagher.

Events that could change the historical cash flow dynamics discussed above include significant changes in operating results, potential future acquisitions or divestitures, material changes in geographic sources of cash, unexpected adverse impacts from litigation or regulatory matters, or future pension funding during periods of severe downturn in the capital markets.

Distributable Profits - We are required under Irish law to have available ‘distributable profits’ to make share repurchases or pay dividends to shareholders. Distributable profits are created through the earnings of the Irish parent company and, among other methods, through intercompany dividends or a reduction in share capital approved by the High Court of Ireland. Distributable profits are not linked to a U.S. GAAP reported amount (e.g. retained earnings). At WTW's Annual General Meeting on June 8, 2022, its shareholders voted in favor of a proposed capital reduction. In accordance with Part 3 of the Irish Companies Act 2014 the Parent Company submitted an application to the High Court of Ireland to reduce its share premium account. On July 19, 2022, the High Court of Ireland approved a reduction of the share premium account of the Parent Company of approximately $9.5 billion, with the resulting balance being treated as realized profits of the Parent Company. The High Court of Ireland's order was registered with the Irish Companies Registration Office and became effective on July 21, 2022.

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

Cash and Cash Equivalents

Our cash and cash equivalents at December 31, 2022 and 2021 totaled $1.3 billion and $4.5 billion, respectively. The decrease in cash from December 31, 2021 to December 31, 2022 was due primarily to $3.5 billion of share repurchases.

Additionally, we had all of the borrowing capacity available to draw against our $1.5 billion revolving credit facility at December 31, 2022.

Included within cash and cash equivalents at December 31, 2022 and 2021 are amounts held for regulatory capital adequacy requirements, including $99 million and $120 million, respectively, held within our regulated U.K. entities.

Summarized Consolidated Cash Flows

The following table presents the summarized consolidated cash flow information for the years ended:

	Years ended December 31,
	2022	2021
	(in millions)
Net cash from/(used in):
Operating activities	$812	$2,061
Investing activities	(173)	2,570
Financing activities	(3,445)	(3,114)
(DECREASE)/INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(2,806)	1,517
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(164)	(127)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR (i)	7,691	6,301
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR (i)	$4,721	$7,691

(i)
The amounts of the cash, cash equivalents and restricted cash, their respective classification on the consolidated balance sheets, as well as their respective portions of the increase or decrease in cash, cash equivalents and restricted cash for each of the periods presented, have been included in Note 21 — Supplemental Disclosures of Cash Flow Information within Item 8 of this Annual Report on Form 10-K.

Cash Flows From Operating Activities

Cash flows from operating activities were $812 million for 2022, compared to $2.1 billion for 2021. The $812 million net cash from operating activities for 2022 included net income of $1.0 billion, and $676 million of favorable non-cash adjustments, partially offset by unfavorable changes in operating assets and liabilities of $888 million. The $676 million of favorable non-cash adjustments primarily includes depreciation, amortization and non-cash lease expense. The decrease in cash flows from operating activities as compared to the prior year was due primarily to the prior-year income receipt of $1 billion related to the termination of the then-proposed Aon transaction, 2022 tax payments related to this income receipt, and the elimination of Willis Re cash generation following the divestiture.

Cash flows from operating activities of $2.1 billion for 2021 included net income of $4.2 billion, partially offset by $1.7 billion of unfavorable non-cash adjustments and by unfavorable changes in operating assets and liabilities of $449 million. The $1.7 billion of unfavorable non-cash adjustments primarily includes the net gains on sales of operations, depreciation, amortization and non-cash lease expense. The cash flows from operating activities for 2021 mostly included the $1 billion of income receipt related to the termination of the proposed Aon transaction, partially offset by $383 million in tax payments primarily related to the disposal of Willis Re and the income receipt of the termination payment, net legal settlement payments of $185 million and $250 million of increased bonus and benefit-related payments made during the year ended December 31, 2021.

Cash Flows (Used In)/From Investing Activities

Cash flows used in investing activities for the year ended December 31, 2022 were $173 million compared to cash flows from investing activities of $2.6 billion for the year ended December 31, 2021. The cash flows used in investing activities for the year ended December 31, 2022 consisted of capital expenditures and capitalized software additions of $204 million and net cash outflows for acquisitions and divestitures of $169 million, partially offset by sales of investments of $200 million.

Cash flows from investing activities for the year ended December 31, 2021 were $2.6 billion, which primarily included the proceeds from the sale of Willis Re of $3.3 billion and Miller of $696 million and other smaller disposals, partially offset by cash and fiduciary funds transferred on disposal of $1.0 billion, purchases of investments of $200 million, capital expenditures and capitalized software additions of $201 million and net cash paid for acquisitions of $47 million.

Cash Flows Used In Financing Activities

Cash flows used in financing activities for the year ended December 31, 2022 were $3.4 billion. The significant financing activities included share repurchases of $3.5 billion, debt repayments of $585 million and dividend payments of $369 million, partially offset by $750 million of net proceeds from issuance of debt and $354 million of net proceeds from fiduciary funds held for clients.

Cash flows used in financing activities for the year ended December 31, 2021 were $3.1 billion. The significant financing activities included share repurchases of $1.6 billion, debt repayments of $1.0 billion and dividend payments of $374 million.

Indebtedness

Total debt, total equity, and the capitalization ratio at December 31, 2022 and December 31, 2021 were as follows:

	December 31,
	2022	2021
	(in millions)
Long-term debt	$4,471	$3,974
Current debt	250	613
Total debt	$4,721	$4,587

Total WTW shareholders’ equity	$10,016	$13,260

Capitalization ratio	32.0%	25.7%

The capitalization ratio increased from December 31, 2021 primarily due to $3.5 billion of share repurchases during the year ended December 31, 2022.

At December 31, 2022, our mandatory debt repayments over the next twelve months include $250 million outstanding on our 4.625% senior notes due 2023. For more information regarding our current and long-term debt, please see ‘Supplemental Guarantor Financial Information’ elsewhere within this Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

At December 31, 2022 and 2021, we were in compliance with all financial covenants.

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

At December 31, 2022 and 2021, we had fiduciary funds of $3.6 billion and $3.4 billion, respectively, of which $945 million and $719 million, respectively, are attributable to our Willis Re business.

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

At December 31, 2022, approximately $1.3 billion remained on the current repurchase authority. The maximum number of shares that could be repurchased based on the closing price of our ordinary shares on December 31, 2022 of $244.58 was 5,489,619.

The following table presents specified information about the Company’s repurchases of ordinary shares for the year ended December 31, 2022:

Year ended December 31, 2022
Shares repurchased	15,729,085
Average price per share	$224.42
Aggregate repurchase cost (excluding broker costs)	$3.5 billion

Dividends

Total cash dividends of $369 million were paid during the year ended December 31, 2022. In February 2023, the board of directors approved a quarterly cash dividend of $0.84 per share ($3.36 per share annualized rate), which will be paid on or around April 17, 2023 to shareholders of record as of March 31, 2023.

Capital Commitments

The Company’s capital expenditures for fixed assets and software for internal use were $138 million for the year ended December 31, 2022. Capital expenditures for fixed assets and software for internal use, which include expenditures under our Transformation program, are expected to be in the range of $225 million to $250 million for the year ended December 31, 2023. We expect cash from operations to adequately provide for these cash needs.

Supplemental Guarantor Financial Information

As of December 31, 2022, WTW has issued the following debt securities (the ‘notes’):

a)
Willis North America Inc. (‘Willis North America’) has approximately $3.7 billion senior notes outstanding, of which $650 million were issued on May 16, 2017, $1.0 billion were issued on September 10, 2018, $1.0 billion were issued on September 10, 2019, $275 million were issued on May 29, 2020, and $750 million were issued on May 19, 2022; and
b)
Trinity Acquisition plc has approximately $1.1 billion senior notes outstanding, of which $525 million were issued on August 15, 2013 and $550 million were issued on March 22, 2016, and a $1.5 billion revolving credit facility, on which no balance was outstanding at December 31, 2022.

The following table presents a summary of the entities that issue each note and those wholly-owned subsidiaries of the Company that guarantee each respective note on a joint and several basis as of December 31, 2022. These subsidiaries are all consolidated by Willis Towers Watson plc (the ‘parent company’) and together with the parent company comprise the ‘Obligor group’.

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

Each member of the Obligor group has only a stockholder’s claim on the assets of the non-guarantor subsidiaries. This stockholder’s claim is junior to the claims that creditors have against those non-guarantor subsidiaries. Holders of the notes will only be creditors of the Obligor group and not creditors of the non-guarantor subsidiaries. As a result, all of the existing and future liabilities of the non-guarantor subsidiaries, including any claims of trade creditors and preferred stockholders, will be structurally senior to the notes. As of and for the periods ended December 31, 2022 and 2021, the non-guarantor subsidiaries represented substantially all of the total assets and accounted for substantially all of the total revenue of the Company prior to consolidating adjustments. The non-guarantor subsidiaries have other liabilities, including contingent liabilities that may be significant. Each indenture does not contain any limitations on the amount of additional debt that the Obligor group and the non-guarantor subsidiaries may incur. The amounts of this debt could be substantial, and this debt may be debt of the non-guarantor subsidiaries, in which case this debt would be effectively senior in right of payment to the notes.

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

Intercompany balances and transactions between members of the Obligor group have been eliminated. All intercompany balances and transactions between the Obligor group and the non-guarantor subsidiaries have been presented in the disclosures below on a net presentation basis, rather than a gross basis, as this better reflects the nature of the intercompany positions and presents the funding or funded position that is to be received or owed. The intercompany balances and transactions between the Obligor group and non-guarantor subsidiaries, presented below, relate to a number of items including loan funding for acquisitions and other purposes, transfers of surplus cash between subsidiary companies, funding provided for working capital purposes, settlement of expense accounts, transactions related to share-based payment arrangements and share issuances, intercompany royalty arrangements, intercompany dividends and intercompany interest. At December 31, 2022 and 2021, the intercompany balances of the Obligor group with non-guarantor subsidiaries were net receivables of $600 million and $700 million, respectively, and net payables of $10.2 billion and $8.1 billion, respectively.

No balances or transactions of non-guarantor subsidiaries are presented in the disclosures other than the intercompany items noted above.

Presented below is certain summarized financial information for the Obligor group.

	As of December 31, 2022	As of December 31, 2021
	(in millions)
Total current assets	$216	$243
Total non-current assets	685	862
Total current liabilities	6,916	7,747
Total non-current liabilities	8,212	5,298

Year ended December 31, 2022
(in millions)
Revenue	$2,139
Income from operations	1,650
Income from operations before income taxes (i)	1,102
Net income	1,287
Net income attributable to Willis Towers Watson	1,287

(i)
Includes intercompany expense, net of the Obligor group from non-guarantor subsidiaries of $132 million for the year ended December 31, 2022.

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

Within the measures referred to as ‘adjusted’, we adjust for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. These items include the following:

•
Income and loss from discontinued operations, net of tax – Adjustment to remove the after-tax income or loss from discontinued operations and the after-tax gain attributable to the divestiture of our Willis Re business.
•
Restructuring costs and transaction and transformation, net – Management believes it is appropriate to adjust for restructuring costs and transaction and transformation, net when they relate to a specific significant program with a defined set of activities and costs that are not expected to continue beyond a defined period of time, or significant acquisition-related transaction expenses. We believe the adjustment is necessary to present how the Company is performing, both now and in the future when the incurrence of these costs will have concluded. Transaction and transformation, net in 2021 includes the income receipt related to the termination of the then-proposed Aon transaction.
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
•
Tax effect of the Coronavirus Aid, Relief, and Economic Security (‘CARES’) Act – Relates to the incremental tax expense or benefit, primarily from the BEAT, generated from electing or changing elections of certain income tax provisions available under the CARES Act.
•
Tax effect of internal reorganizations – Relates to the U.S. income tax expense resulting from the completion of internal reorganizations of the ownership of certain businesses that reduced the investments held by our U.S.-controlled subsidiaries.

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

A reconciliation of the reported change to the constant currency and organic change for the year ended December 31, 2022 from the year ended December 31, 2021 is as follows. The components of revenue change may not add due to rounding.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Years ended December 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2022	2021	Change	Impact	Change	Divestitures	Change
	($ in millions)
Revenue	$8,866	$8,998	(1)%	(4)%	2%	(1)%	4%

For the year ended December 31, 2022, our as-reported revenue declined by 1%, primarily as a result of unfavorable foreign currency exchange movement. Adjusting for the impacts of foreign currency and acquisitions and disposals in the calculation of our organic activity, our revenue grew by 4% for the year ended December 31, 2022. The increase to our organic revenue was driven by both segments.

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

Reconciliations of income from operations to adjusted operating income for the years ended December 31, 2022 and 2021 are as follows:

	Years Ended December 31,
	2022	2021
	($ in millions)
Income from operations	$1,178	$2,202
Adjusted for certain items:
Impairment	81	—
Amortization	312	369
Restructuring costs	99	26
Transaction and transformation, net	181	(806)
Adjusted operating income	$1,851	$1,791
Income from operations margin	13.3%	24.5%
Adjusted operating income margin	20.9%	19.9%

Adjusted operating income increased for the year ended December 31, 2022 to $1.9 billion, from $1.8 billion for the year ended December 31, 2021. This increase resulted from salaries and benefits, as a percentage of revenue, reducing from 58% to 57% on an as- reported basis, primarily related to the reduction in discretionary and incentive costs.

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

Reconciliations of net income to adjusted EBITDA for the years ended December 31, 2022 and 2021 are as follows:

	Years Ended December 31,
	2022	2021
	($ in millions)
NET INCOME	$1,024	$4,236
Loss/(income) from discontinued operations, net of tax	40	(2,080)
Provision for income taxes	194	536
Interest expense	208	211
Impairment	81	—
Depreciation	255	281
Amortization	312	369
Restructuring costs	99	26
Transaction and transformation, net	181	(806)
Gain on disposal of operations	(7)	(379)
Adjusted EBITDA	$2,387	$2,394
Net income margin	11.5%	47.1%
Adjusted EBITDA margin	26.9%	26.6%

Adjusted EBITDA for both the years ended December 31, 2022 and 2021 was $2.4 billion, a decrease of $7 million. This decrease was due to lower pension income, partially offset by salaries and benefits, as a percentage of revenue, reducing from 58% to 57% on an as-reported basis, primarily related to the reduction in discretionary and incentive costs in the current year.

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

Adjusted diluted earnings per share is defined as adjusted net income divided by the weighted-average number of ordinary shares, diluted. Adjusted diluted earnings per share is used to internally evaluate and assess our core operations and to benchmark our operating results against our competitors.

Reconciliations of net income attributable to WTW to adjusted diluted earnings per share for the years ended December 31, 2022 and 2021 are as follows:

	Years Ended December 31,
	2022	2021
	($ and weighted-average shares in millions)
NET INCOME ATTRIBUTABLE TO WTW	$1,009	$4,222
Adjusted for certain items:
Loss/(income) from discontinued operations, net of tax	40	(2,080)
Impairment	81	—
Amortization	312	369
Restructuring costs	99	26
Transaction and transformation, net	181	(806)
Gain on disposal of operations	(7)	(379)
Tax effect on certain items listed above (i)	(188)	103
Tax effect of statutory rate change	—	40
Tax effect of the CARES Act	(24)	—
Tax effect of internal reorganizations	4	—
	$1,507	$1,495
Weighted-average ordinary shares — diluted	112	129
Diluted earnings per share	$8.98	$32.78
Adjusted for certain items (ii):
Loss/(income) from discontinued operations, net of tax	0.36	(16.15)
Impairment	0.72	—
Amortization	2.78	2.86
Restructuring costs	0.88	0.20
Transaction and transformation, net	1.61	(6.26)
Gain on disposal of operations	(0.06)	(2.94)
Tax effect on certain items listed above (i)	(1.67)	0.79
Tax effect of statutory rate change	—	0.31
Tax effect of the CARES Act	(0.21)	—
Tax effect of internal reorganizations	0.04	—
Adjusted diluted earnings per share	$13.41	$11.60

(i)
The tax effect was calculated using an effective tax rate for each item.
(ii)
Per share values and totals may differ due to rounding.

Our adjusted diluted earnings per share increased for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to a lower weighted-average outstanding share count attributable to our share repurchase activity in the current year.

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

Reconciliations of income from continuing operations before income taxes to adjusted income before taxes and provision for income taxes to adjusted income taxes for the years ended December 31, 2022 and 2021 are as follows:

	Years Ended December 31,
	2022	2021
	($ in millions)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$1,258	$2,692
Adjusted for certain items:
Impairment	81	—
Amortization	312	369
Restructuring costs	99	26
Transaction and transformation, net	181	(806)
Gain on disposal of operations	(7)	(379)
Adjusted income before taxes	$1,924	$1,902

Provision for income taxes	$194	$536
Tax effect on certain items listed above (i)	188	(103)
Tax effect of statutory rate change	—	(40)
Tax effect of the CARES Act	24	—
Tax effect of internal reorganizations	(4)	—
Adjusted income taxes	$402	$393

U.S. GAAP tax rate	15.4%	19.9%
Adjusted income tax rate	20.9%	20.7%

(i)
The tax effect was calculated using an effective tax rate for each item.

Our U.S. GAAP tax rates were 15.4% and 19.9% for the years ended December 31, 2022 and 2021, respectively. The current-year effective tax rate includes a $34 million tax benefit associated with amending the Company’s U.S. federal income tax returns for tax years 2019 and 2020, primarily related to a reduction in the BEAT. The effective tax rate for the year ended December 31, 2021 includes a $250 million estimated tax expense related to the income receipt associated with the termination of our then-proposed combination with Aon, as well as a $40 million tax expense related to the remeasurement of deferred tax assets and liabilities associated with an increase in the U.K. tax rate from 19% to 25%.

Our adjusted income tax rates were 20.9% and 20.7% for the years ended December 31, 2022 and 2021, respectively.

Free Cash Flow

Free cash flow is defined as cash flows from operating activities less cash used to purchase fixed assets and software for internal use. Free cash flow is a liquidity measure and is not meant to represent residual cash flow available for discretionary expenditures.

Management believes that free cash flow presents the core operating performance and cash generating capabilities of our business operations.

Reconciliations of cash flows from operating activities to free cash flow for the years ended December 31, 2022 and 2021 are as follows:

	Years ended December 31,
	2022	2021
	(in millions)
Cash flows from operating activities	$812	$2,061
Less: Additions to fixed assets and software for internal use	(138)	(148)
Free cash flow	$674	$1,913

The unfavorable movement in free cash flows in the current year was due primarily to the prior-year income receipt of $1 billion related to the termination of the then-proposed Aon transaction, tax payments in 2022 related to this income receipt, and the elimination of Willis Re cash generation following the divestiture.

Additionally, the free cash flow for the prior year presented includes the operating cash flows of Willis Re through December 1, 2021. Willis Re’s operating cash flows approximate its pre-tax income and any adjustments for working capital movements (see Note 3 — Acquisitions and Divestitures within Item 8 of this Annual Report on Form 10-K for further information), the absence of which is expected to be partially made up by reimbursements through the TSA.

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

Estimation of transaction prices — This process occurs most frequently in certain broking transactions. In situations in which our fees are not fixed but are variable, we must estimate the likely commission per policy, taking into account the likelihood of cancellation before the end of the policy. For Medicare broking and Affinity arrangements, the commissions to which we will be entitled can vary based on the underlying individual insurance policies that are placed. For Medicare broking in particular, we base the estimates of transaction prices on supportable evidence from an analysis of past transactions, and only include amounts that are probable of being received or not refunded (referred to as applying ‘constraint’ under ASC 606, Revenue From Contracts With Customers). In our direct-to-consumer Medicare broking arrangements, the estimate of the total renewal commissions that will be received over the lifetime of the policy requires significant judgment, and will vary based on product type, estimated commission rates, the expected lives of the respective policies and other factors. The Company has applied an actuarial model to account for these uncertainties, which is updated periodically based on actual experience. Each of these processes result in us estimating a transaction price that may be significantly lower than the ultimate amount of commissions we may collect. The transaction price is then adjusted over time as we receive confirmation of our remuneration through receipt of commissions, or as other information becomes available.

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

Descriptions of our U.S. and U.K. plans, which comprise 89% of our projected benefit obligations and 92% of our plan assets, are below:

United States

Legacy Willis – This plan was frozen in 2009. Approximately 600 WTW employees in the United States have a frozen accrued benefit under this plan.

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

WTW considers several factors prior to the start of each fiscal year when determining the appropriate annual assumptions, including economic forecasts, relevant benchmarks, historical trends, portfolio composition and peer company comparisons. These assumptions, used to determine our pension liabilities and pension expense, are reviewed annually by senior management and changed when appropriate. A discount rate will be changed annually if underlying rates have moved, whereas an expected long-term return on assets will be changed less frequently as longer-term trends in asset returns emerge or long-term target asset allocations are revised. To calculate the discount rate, we use the granular approach to determining service cost and interest cost. The expected rate of return assumptions for all plans are supported by an analysis of the weighted-average yield expected to be achieved with the anticipated makeup of investments. We have allowed for actual and known inflation in preparing our estimates. Other material assumptions include rates of participant mortality, and the expected long-term rates of compensation and pension increases.

Funding is based on actuarially determined contributions and is limited to amounts that are currently deductible for tax purposes, or as agreed to with the plan trustees for the U.K. plans. Since funding calculations are based on different measurements than those used for accounting purposes, pension contributions are not equal to net periodic benefit cost.

We recorded a combined $161 million net periodic benefit income for our U.S. and U.K. plans for the year ended December 31, 2022. For the U.S. and U.K. plans, the following table presents our estimated net periodic benefit income for 2023 and the impact to both plans of a 0.25% increase and decrease to both the expected return on assets (‘EROA’) and the discount rate assumptions; and the projected benefit obligations as of December 31, 2022 and the impact of a 0.25% increase and decrease to the discount rates:

	Totals - current estimates	Impact of 0.25% change to EROA		Impact of 0.25% change to discount rate
		Increase	Decrease	Increase	Decrease
Estimated 2023 (income):
U.S. Plans	$(41)	$(9)	$9	$1	$(1)
U.K. Plans	nil	$(7)	$7	$(1)	$1
Projected benefit obligation at December 31, 2022:
U.S. Plans	$3,871	N/A	N/A	$(96)	$100
U.K. Plans	$2,435	N/A	N/A	$(78)	$84

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

Goodwill is tested at the reporting unit level, and the Company had seven reporting units as of October 1, 2022. During fiscal year 2022, the Company performed the impairment test for all reporting units. Each of the reporting unit’s estimated fair values were in excess of their carrying values, and we did not record any impairment losses of goodwill.

To perform the test, we used valuation techniques to estimate the fair value of a reporting unit that are under the income and/or market approaches of valuation methods:

•
Discounted cash flow method — Under the discounted cash flow method, an income approach, the business enterprise value is determined by discounting to present value the terminal value which is calculated using debt-free after-tax cash flows for a finite period of years. Key estimates in this approach were internal financial projection estimates prepared by management, assessment of business risk, and expected rates of return on capital.
•
Guideline public company method — The guideline public company method, a market approach, develops valuation multiples by comparing our reporting units to similar publicly traded companies. Key estimates and determination of valuation multiples rely on the selection of similar companies, obtaining forecast revenue and EBITDA estimates for the similar companies and selection of valuation multiples as they apply to the reporting unit characteristics.
•
Guideline transaction method — Under the guideline transactions method, a market approach, actual transaction prices and operating data from companies deemed reasonably similar to the reporting units are used to develop valuation multiples as an indication of how much a knowledgeable investor in the marketplace would be willing to pay for the business units.

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

The table below gives an approximate analysis of revenue and expenses from continuing operations by currency in 2022.

	U.S. dollars	Pounds sterling	Euro	Other currencies
Revenue	60%	11%	14%	15%
Expenses (i)	55%	17%	12%	16%

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

Intercompany lending between subsidiaries

The Company engages in intercompany borrowing and lending between subsidiaries, primarily through its in-house banking operations which give rise to foreign exchange exposures. The Company mitigates these risks through the use of short-term foreign currency forward and swap transactions that offset the underlying exposure created when the borrower and lender have different functional currencies. These derivatives are not generally designated as hedging instruments and at December 31, 2022, we had notional amounts of $1.7 billion (denominated primarily in U.S. dollars, Pound sterling, Euro and Australian dollars), with a net asset fair value of $24 million. Such derivatives typically mature within three months.

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

The table below provides information about our foreign currency forward exchange contracts which are designated as hedging instruments and are sensitive to exchange rate risk. The table summarizes the U.S. dollar equivalent amounts of each currency bought and sold forward and the weighted-average contractual exchange rates. All forward exchange contracts mature within two years.

	Settlement date before December 31,
	2023		2024
December 31, 2022	Contract amount	Average contractual exchange rate	Contract amount	Average contractual exchange rate
	(millions)		(millions)
Foreign currency sold
U.S. dollars sold for Pounds sterling	$74	$1.26 = £1	$30	$1.21 = £1
Euros sold for U.S. dollars	23	€1 = $1.11	5	€1 = $1.03
Japanese yen sold for U.S. dollars	2	¥122.34= $1	—	¥127.18= $1
Total	$99		$35
Fair value (i)	$(2)		$(1)

(i)
Represents the difference between the contract amount and the cash flow in U.S. dollars which would have been receivable had the foreign currency forward exchange contracts been entered into on December 31, 2022 at the forward exchange rates prevailing at that date.

Income earned within foreign subsidiaries outside of the U.K. is generally offset by expenses in the same local currency, however the Company does have exposure to foreign exchange movements on the net income of these entities.

Interest Rate Risk

The Company has access to $1.5 billion under a revolving credit facility (see Note 11 — Debt within Item 8 of this Annual Report on Form 10-K for further information). As of December 31, 2022, no amount was drawn on this facility. We are also subject to market risk from exposure to changes in interest rates based on our investing activities where our primary interest rate risk arises from changes in short-term interest rates in U.S. dollars, Pounds sterling and Euros.

The table below provides information about our financial instruments that are sensitive to changes in interest rates. The Company had no outstanding floating rate-based debt at December 31, 2022.

	Expected to mature before December 31,
	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value (i)
	($ in millions)
Fixed rate debt
Principal	$250	$650	$—	$550	$750	$2,550	$4,750	$4,317
Fixed rate payable	4.625%	3.600%	—	4.400%	4.650%	4.186%	4.227%

(i)
Represents the net present value of the expected cash flows discounted at current market rates of interest or quoted market rates as appropriate.

Interest Income on Fiduciary Funds

We are exposed to interest rate risk. Specifically, as a result of our operating activities, we receive cash for premiums and claims which we deposit in high-quality bank term deposit and money market funds where permitted. We earn interest on these funds, which is included in our consolidated financial statements as interest income. These funds are regulated in terms of access and the instruments in which they may be invested, most of which are short-term in maturity. As a result of measures taken by central banks around the world, rates offered on these investments have increased, in some cases significantly over the course of the year. As a result, interest income has improved substantially this year, with the greatest impact having been recognized in the second half of

2022. Interest income in the future will be a function of the short-term rates we are able to obtain by currency and the cash balances available to invest in these instruments. Interest income was $55 million, $12 million and $18 million for the years ended December 31, 2022, 2021 and 2020, respectively. At December 31, 2022, we held $2.2 billion of fiduciary funds invested in interest-bearing accounts. If short-term interest rates increased or decreased by 25 basis points, interest earned on these invested fiduciary funds, and therefore our interest income recognized, would increase or decrease by approximately $5 million on an annualized basis.

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

Concentrations of credit risk with respect to receivables are limited due to the large number of clients and markets in which the Company does business, as well as the dispersion across many geographic areas. Management does not believe that significant risk exists in connection with the Company’s concentrations of credit as of December 31, 2022.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

INDEX TO FORM 10-K

For the year ended December 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Willis Towers Watson Public Limited Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Willis Towers Watson Public Limited Company and subsidiaries (the ‘Company’) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income, changes in equity and cash flows, for the three years then ended, and the related notes (collectively referred to as the ‘financial statements’). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the three years then ended, in conformity with accounting principles generally accepted in the United States of America (‘US GAAP’).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (‘PCAOB’), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

For the IBNR provisions, we evaluated the appropriateness of the IBNR models, and evaluated the consistency of the model with prior years in order to challenge the methodology used to estimate the provisions. With the assistance of our actuarial specialists, we assessed the methodology and models used, including key inputs and assumptions used in, and arithmetical accuracy of, the models used. We also performed retrospective reviews of management’s estimated claims emergence in comparison to actual results and evaluated the provisions set by management in comparison to a range of independent estimates that we developed.

We evaluated the E&O matters and the appropriateness of their projected settlement values through inquiries of, and confirmations from, in-house counsel and external lawyers handling those matters for the Company.

/s/ Deloitte & Touche LLP

Philadelphia, PA

February 24, 2023

We have served as the Company’s auditor since 2017.

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Consolidated Statements of Comprehensive Income

(In millions of U.S. dollars, except per share data)

	Years ended December 31,
	2022	2021	2020
Revenue	$8,866	$8,998	$8,615
Costs of providing services
Salaries and benefits	5,065	5,253	5,157
Other operating expenses	1,776	1,673	1,697
Depreciation	255	281	307
Amortization	312	369	461
Restructuring costs	99	26	24
Transaction and transformation, net	181	(806)	110
Total costs of providing services	7,688	6,796	7,756
Income from operations	1,178	2,202	859
Interest expense	(208)	(211)	(244)
Other income, net	288	701	396
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,258	2,692	1,011
Provision for income taxes	(194)	(536)	(249)
INCOME FROM CONTINUING OPERATIONS	1,064	2,156	762
(LOSS)/INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	(40)	2,080	258
NET INCOME	1,024	4,236	1,020
Income attributable to non-controlling interests	(15)	(14)	(24)
NET INCOME ATTRIBUTABLE TO WTW	$1,009	$4,222	$996
EARNINGS PER SHARE

Basic earnings per share:
Income from continuing operations per share	$9.36	$16.68	$5.69
(Loss)/income from discontinued operations per share	(0.36)	16.20	1.99
Basic earnings per share	$9.00	$32.88	$7.68
Diluted earnings per share:
Income from continuing operations per share	$9.34	$16.63	$5.67
(Loss)/income from discontinued operations per share	(0.36)	16.15	1.98
Diluted earnings per share	$8.98	$32.78	$7.65

NET INCOME	$1,024	$4,236	$1,020
Other comprehensive (loss)/income, net of tax:
Foreign currency translation	$(499)	$(87)	$139
Defined pension and post-retirement benefits	65	260	(266)
Derivative instruments	(2)	2	(4)
Other comprehensive (loss)/income, net of tax, before non-controlling interests	(436)	175	(131)
Comprehensive income before non-controlling interests	588	4,411	889
Comprehensive income attributable to non-controlling interests	(14)	(16)	(25)
Comprehensive income attributable to WTW	$574	$4,395	$864

See accompanying notes to the consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Consolidated Balance Sheets

(In millions of U.S. dollars, except share data)

	December 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$1,262	$4,486
Fiduciary assets	11,772	11,014
Accounts receivable, net	2,387	2,370
Prepaid and other current assets	414	612
Current assets held for sale	—	6
Total current assets	15,835	18,488
Fixed assets, net	718	851
Goodwill	10,173	10,183
Other intangible assets, net	2,273	2,555
Right-of-use assets	586	720
Pension benefits assets	827	971
Other non-current assets	1,357	1,202
Total non-current assets	15,934	16,482
TOTAL ASSETS	$31,769	$34,970
LIABILITIES AND EQUITY
Fiduciary liabilities	$11,772	$11,014
Deferred revenue and accrued expenses	1,915	1,926
Current debt	250	613
Current lease liabilities	126	150
Other current liabilities	716	1,015
Current liabilities held for sale	—	6
Total current liabilities	14,779	14,724
Long-term debt	4,471	3,974
Liability for pension benefits	480	757
Deferred tax liabilities	748	845
Provision for liabilities	357	375
Long-term lease liabilities	620	734
Other non-current liabilities	221	253
Total non-current liabilities	6,897	6,938
TOTAL LIABILITIES	21,676	21,662
COMMITMENTS AND CONTINGENCIES
EQUITY (i)
Additional paid-in capital	10,876	10,804
Retained earnings	1,764	4,645
Accumulated other comprehensive loss, net of tax	(2,621)	(2,186)
Treasury shares, at cost, 17,519 in 2022 and 2021	(3)	(3)
Total WTW shareholders’ equity	10,016	13,260
Non-controlling interests	77	48
Total equity	10,093	13,308
TOTAL LIABILITIES AND EQUITY	$31,769	$34,970

(i)
Equity includes (a) Ordinary shares $0.000304635 nominal value; Authorized 1,510,003,775; Issued 106,756,364 (2022) and 122,055,815 (2021); Outstanding 106,756,364 (2022) and 122,055,815 (2021); (b) Preference shares, $0.000115 nominal value; Authorized 1,000,000,000 and Issued none in 2022 and 2021.

See accompanying notes to the consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Consolidated Statements of Cash Flows

(In millions of U.S. dollars)

	Years ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$1,024	$4,236	$1,020
Adjustments to reconcile net income to total net cash from operating activities:
Depreciation	255	281	308
Amortization	312	369	462
Impairment	81	—	—
Non-cash restructuring charges	71	—	—
Non-cash lease expense	120	160	146
Net periodic benefit of defined benefit pension plans	(153)	(168)	(196)
Provision for doubtful receivables from clients	13	19	29
(Benefit from)/provision for deferred income taxes	(50)	226	99
Share-based compensation	99	101	90
Net loss/(gain) on disposal of operations	59	(2,679)	(81)
Non-cash foreign exchange gain	(137)	(10)	(6)
Other, net	6	(25)	(41)
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable	(188)	(134)	72
Other assets	(197)	(122)	(205)
Other liabilities	(495)	(175)	215
Provisions	(8)	(18)	(138)
Net cash from operating activities	812	2,061	1,774
CASH FLOWS (USED IN)/FROM INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	(138)	(148)	(223)
Capitalized software costs	(66)	(53)	(63)
Acquisitions of operations, net of cash acquired	(81)	(47)	(69)
Net (payments)/proceeds from sale of operations	(59)	4,048	237
Cash and fiduciary funds transferred in sale of operations	(29)	(1,030)	(25)
Sale/(purchase) of investments	200	(200)	—
Other, net	—	—	(17)
Net cash (used in)/from investing activities	(173)	2,570	(160)
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Senior notes issued	750	—	282
Debt issuance costs	(5)	(4)	(2)
Repayments of debt	(585)	(1,008)	(327)
Repurchase of shares	(3,530)	(1,627)	—
Proceeds from issuance of shares	7	10	16
Net proceeds/(payments) from fiduciary funds held for clients	354	(40)	812
Payments of deferred and contingent consideration related to acquisitions	(22)	(19)	(12)
Cash paid for employee taxes on withholding shares	(34)	(16)	(14)
Dividends paid	(369)	(374)	(346)
Acquisitions of and dividends paid to non-controlling interests	(11)	(36)	(28)
Other, net	—	—	(3)
Net cash (used in)/from financing activities	(3,445)	(3,114)	378
(DECREASE)/INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH (i)	(2,806)	1,517	1,992
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(164)	(127)	126
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR (i)	7,691	6,301	4,183
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR (i)	$4,721	$7,691	$6,301

(i)
The amounts of cash, cash equivalents and restricted cash, their respective classification on the consolidated balance sheets as well as their respective portions of the increase or decrease in cash, cash equivalents and restricted cash for each of the periods presented have been included in Note 21 — Supplemental Disclosures of Cash Flow Information.

See accompanying notes to the consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Consolidated Statements of Changes in Equity

(In millions of U.S. dollars and number of shares in thousands)

	Shares outstanding	Additional paid-in capital	Retained earnings	Treasury shares	AOCL (i)	Total WTW shareholders’ equity	Non-controlling interests	Total equity
Balance as of January 1, 2020	128,690	$10,687	$1,792	$(3)	$(2,227)	$10,249	$120	$10,369
Net income	—	—	996	—	—	996	24	1,020
Dividends declared ($2.75 per share)	—	—	(354)	—	—	(354)	—	(354)
Dividends attributable to non-controlling interests	—	—	—	—	—	—	(22)	(22)
Other comprehensive (loss)/income	—	—	—	—	(132)	(132)	1	(131)
Issuance of shares under employee stock compensation plans	275	16	—	—	—	16	—	16
Share-based compensation and net settlements	—	46	—	—	—	46	—	46
Reduction of non-controlling interests (ii)	—	9	—	—	—	9	(11)	(2)
Other	—	(3)	—	—	—	(3)	—	(3)
Foreign currency translation	—	(7)	—	—	—	(7)	—	(7)
Balance as of December 31, 2020	128,965	$10,748	$2,434	$(3)	$(2,359)	$10,820	$112	$10,932
Shares repurchased	(7,155)	—	(1,627)	—	—	(1,627)	—	(1,627)
Net income	—	—	4,222	—	—	4,222	14	4,236
Dividends declared ($3.02 per share)	—	—	(384)	—	—	(384)	—	(384)
Dividends attributable to non-controlling interests	—	—	—	—	—	—	(29)	(29)
Other comprehensive income	—	—	—	—	173	173	2	175
Issuance of shares under employee stock compensation plans	246	10	—	—	—	10	—	10
Share-based compensation and net settlements	—	47	—	—	—	47	—	47
Reduction of non-controlling interests (ii)	—	(8)	—	—	—	(8)	(51)	(59)
Foreign currency translation	—	7	—	—	—	7	—	7
Balance as of December 31, 2021	122,056	$10,804	$4,645	$(3)	$(2,186)	$13,260	$48	$13,308
Shares repurchased	(15,729)	—	(3,530)	—	—	(3,530)	—	(3,530)
Net income	—	—	1,009	—	—	1,009	15	1,024
Dividends declared ($3.28 per share)	—	—	(360)	—	—	(360)	—	(360)
Dividends attributable to non-controlling interests	—	—	—	—	—	—	(10)	(10)
Other comprehensive loss	—	—	—	—	(435)	(435)	(1)	(436)
Issuance of shares under employee stock compensation plans	429	7	—	—	—	7	—	7
Share-based compensation and net settlements	—	54	—	—	—	54	—	54
Additional non-controlling interests	—	—	—	—	—	—	27	27
Reduction of non-controlling interests (ii)	—	2	—	—	—	2	(2)	—
Foreign currency translation	—	9	—	—	—	9	—	9
Balance as of December 31, 2022	106,756	$10,876	$1,764	$(3)	$(2,621)	$10,016	$77	$10,093

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

See accompanying notes to the consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Notes to the Consolidated Financial Statements

(Tabular amounts are in millions of U.S. dollars, except per share data)

Note 1 — Nature of Operations

Willis Towers Watson Public Limited Company is a leading global advisory, broking and solutions company that provides data-driven, insight-led solutions in the areas of people, risk and capital. The Company has more than 46,000 colleagues serving more than 140 countries and markets.

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

Segment Reorganization

On January 1, 2022, WTW realigned to provide its comprehensive offering of services and solutions to clients across two business segments: Health, Wealth & Career (‘HWC’), and Risk & Broking (‘R&B’). These changes were made in conjunction with changes in the WTW leadership team, including the appointment of a new chief executive officer who succeeded the prior CEO as the chief operating decision maker on that date. Prior to January 1, 2022, we operated across four segments: Human Capital and Benefits; Corporate Risk and Broking; Investment, Risk and Reinsurance; and Benefits Delivery and Administration. Following the realignment, the two new segments consist of the following businesses:

•
The HWC segment includes businesses previously aligned under the Human Capital and Benefits segment, the Benefits Delivery and Administration segment, and the Investments business, which was previously under the Investment, Risk and Reinsurance segment.
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

Segment results herein are presented on a retrospective basis to reflect the reorganization. See Note 4 — Revenue, Note 5 — Segment Information, Note 6 — Restructuring Costs and Note 9 — Goodwill and Other Intangible Assets for the Company's segment-based presentations.

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

Cash and Cash Equivalents — Cash and cash equivalents primarily consist of time deposits with original maturities of three months or less. In certain of the countries in which we conduct business, we are subject to capital adequacy requirements. Most significantly, Willis Limited, our U.K. brokerage subsidiary regulated by the Financial Conduct Authority, is currently required to maintain $105 million in unencumbered and available financial resources, of which at least $66 million must be in cash, for regulatory purposes. Term deposits and certificates of deposits with original maturities greater than three months are considered to be short-term investments and are included in Prepaid and other current assets. Additionally, see Note 21 — Supplemental Disclosures of Cash Flow Information for a reconciliation of the cash, cash equivalents and restricted cash as presented on our consolidated balance sheets and the consolidated statements of cash flows.

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

Benefit funds investments – Benefit funds investments can be invested in open-ended mutual funds at the direction of the participant. Such funds are not available to service the Company’s debt or for other corporate purposes and earnings accrue to the participant.

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

Acquired Accounts Receivable — As part of the acquisition accounting for the TRANZACT business in 2019, the acquired accounts receivable arising from direct-to-consumer Medicare broking sales were present-valued at the acquisition date in accordance with ASC 805, Business Combinations (‘ASC 805’). Cash collections for these receivables are expected to occur over a period of several years. Due to the provisions of ASC 606, Revenue From Contracts With Customers (‘ASC 606’), these receivables are not discounted for a significant financing component when initially recognized. Following the acquisition, the acquired renewal commissions receivables have been accounted for prospectively using the cost-recovery method in which future cash receipts will initially be applied against the acquisition date fair value until the value reaches zero. Any cash received in excess of the fair value determined at acquisition will be recorded to earnings when it is received at a future date. The adjusted values of these acquired renewal commissions receivables are included in Prepaid and other current assets or Other non-current assets, as appropriate, on the consolidated balance sheets.

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

Derivatives — The Company uses derivative financial instruments to alter the risk profile of an existing underlying exposure. Forward foreign currency exchange contracts are used to manage currency exposures arising from future income and expenses and to offset balance sheet exposures in currencies other than the functional currency of an entity. We do not hold any derivatives for trading purposes. The fair values of derivative contracts are recorded in other assets and other liabilities in the consolidated balance sheets. The effective portions of changes in the fair value of derivatives that qualify for hedge accounting as cash flow hedges are recorded in other comprehensive income. Amounts are reclassified from other comprehensive income into earnings when the hedged exposure affects earnings. If the derivative is designated and qualifies as an effective hedge, the changes in the fair value of the derivative and of the hedged item associated with the hedged risk are both recognized in earnings. The amount of hedge ineffectiveness recognized in earnings is based on the extent to which an offset between the fair value of the derivative and hedged item is not achieved. Changes in the fair value of derivatives that do not qualify for hedge accounting, together with any hedge ineffectiveness on those that do qualify, are recorded in Other income, net or interest expense as appropriate.

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

Our real estate leases are generally long-term in nature, with terms that typically range from three to 12 years. Our most significant lease supports our London market operations with a lease term through 2032. Our real estate leases often contain options to renew the lease, either through exercise of the option or through automatic renewal. Additionally, certain leases have options to cancel the lease with appropriate notice to the landlord prior to the end of the stated lease term. As we enter into new leases, we consider these options as we assess lease terms in our recognized ROU assets and lease liabilities. If we are reasonably certain to exercise an option to renew a lease, we include this period in our lease term. To the extent that we have the option to cancel a lease, we recognize our ROU assets and lease liabilities using the term that would result from using this earlier date. If a significant penalty is required to cancel the lease at an earlier date, we assess our lease term as ending at the point when no significant penalty would be due.

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

From time to time we may enter into subleases if we are unable to cancel or fully occupy a space and are able to find an appropriate subtenant. However, entering subleases is not a primary objective of our business operations and these arrangements do not currently represent a material amount of cash flows.

We are required to use judgment in the determination of the incremental borrowing rates to calculate the present values of our future lease payments. Since the majority of our debt is publicly traded, our real estate function is centralized, and our treasury function is centralized and generally prohibits our subsidiaries from borrowing externally, we have determined it appropriate to use the Company’s consolidated unsecured borrowing rate, and we adjust for collateralization in accordance with ASC 842. Using the resulting interest rate curves from publicly traded debt at this collateralized borrowing rate, we select the interest rate at lease inception by reference to the lease term and lease currency. Approximately 90% of our leases are denominated in U.S. dollars, Pounds sterling or Euros.

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

Acquired intangible assets are amortized over the following periods:

	Amortization basis	Expected life (years)
Client relationships	In line with underlying cash flows	3 to 21
Software	In line with underlying cash flows or straight-line basis	5 to 7
Trademark and trade name	Straight-line basis	5 to 25
Other	In line with underlying cash flows or straight-line basis	5 to 20

Goodwill is tested for impairment annually as of October 1, and whenever indicators of impairment exist. Goodwill is tested at the reporting unit level, and the Company had seven reporting units as of October 1, 2022. In the impairment test, the fair value of each reporting unit is compared with its carrying value, including goodwill. If the carrying value of a reporting unit exceeds its fair value, the difference is recognized as an impairment loss. The Company’s goodwill impairment tests for the years ended December 31, 2022 and 2021 have not resulted in any impairment charges. See Note 9 — Goodwill and Other Intangible Assets for additional information about our goodwill and other intangible assets.

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

Revenue Recognition — We recognize revenue from a variety of services, with broking, consulting and outsourced administration representing our most significant offerings. All other revenue streams, which can be recognized at either a point in time or over time, are individually less significant and are grouped in Other in our revenue disaggregation disclosures in Note 4 — Revenue. These Other revenue streams represent approximately 6% of customer contract revenue from continuing operations each year.

Broking — Representing 47% to 48% of customer contract revenue from continuing operations each year, in our broking arrangements, we earn revenue by acting as an intermediary in the placement of effective insurance policies. Generally, we act as an agent and view our client to be the party looking to obtain insurance coverage for various risks, or an employer or sponsoring organization looking to obtain insurance coverage for its employees or members. Also, prior to the disposal of Willis Re (see Note 3— Acquisitions and Divestitures) we acted as an agent in reinsurance broking arrangements where our client was the party looking to cede risks to the reinsurance markets. Our primary performance obligation under the majority of these arrangements is to place an effective insurance or reinsurance policy, but there can also be significant post-placement obligations in certain contracts to which we need to allocate revenue. The most common of these is for claims handling or call center support. The revenue recognition method for these, after the relative fair value allocation, is described further as part of the ‘Outsourced Administration’ description below.

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

Revenue from our broking services consists of commissions or fees negotiated in lieu of commissions. At times, we may receive additional income for performing these services from the insurance and reinsurance carriers’ markets, which is collectively referred to as ‘market derived income’. In situations in which our fees are not fixed but are variable, we must estimate the likely commission per policy, taking into account the likelihood of cancellation before the end of the policy term. For employer-sponsored Medicare broking, Affinity arrangements and historically for proportional treaty reinsurance broking, the commissions to which we will be entitled can vary based on the underlying individual insurance policies that are placed. For employer-sponsored Medicare broking and proportional treaty reinsurance broking in particular, we base the estimates of transaction prices on supportable evidence from an analysis of past transactions, and only include amounts that are probable of being received or not refunded (referred to as applying ‘constraint’ under ASC 606). This is an area requiring significant judgment and results in us estimating a transaction price that may be significantly lower than the ultimate amount of commissions we may collect. The transaction price is then adjusted over time as we receive confirmation of our remuneration through receipt of treaty statements, or as other information becomes available.

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

We also have a direct-to-consumer Medicare broking offering. The contractual arrangements in this offering differ from our employer-sponsored Medicare broking offering described above. The governing contracts in our direct-to-consumer Medicare broking offering are the contractual arrangements with insurance carriers, for whom we act as an agent, that provide compensation in return for issued policies. Once an application is submitted to a carrier, our obligation is complete, and we have no ongoing fulfilment obligations. We receive compensation from carriers in the form of commissions, administrative fees and marketing fees in the first year, and depending on the type of policy issued, we may receive renewal commissions for up to 25 years, provided the policies are renewed for such periods of time.

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

Consulting — We earn revenue for advisory and consulting work that may be structured as different types of service offerings, including annual recurring projects, projects of a short duration or stand-ready obligations. Collectively, our consulting arrangements represent approximately 32% to 33% of customer contract revenue from continuing operations each year.

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

Outsourced Administration — We provide customized benefits outsourcing and co-sourcing solutions services in relation to the administration of defined benefit, defined contribution, and health and welfare plans. These plans are sponsored by our clients to provide benefits to their active or retired employees. Additionally, these services include operating call centers and may include providing access to, and managing, a variety of consumer-directed savings accounts. The operation of call centers and consumer-directed accounts can be provisioned as part of an ongoing administration or solutions service, or separately as part of a broking arrangement. The products and services available to all clients are the same, but the selections by a client can vary and portray customized products and services based on the customer’s specific needs. Our services often include the use of proprietary systems that are configured for each of our clients’ needs. In total, our outsourced administration services represent approximately 12% to 13% of customer contract revenue from continuing operations each year.

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

Reimbursed expenses — Client reimbursable expenses, including those relating to travel, other out-of-pocket expenses and any third-party costs, are included in revenue, and an equivalent amount of reimbursable expenses is included in other operating expenses as a cost of revenue as incurred. Reimbursed expenses represented approximately 1% or less of customer contract revenue from continuing operations each year. Taxes collected from customers and remitted to government authorities are recorded net and are excluded from revenue.

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

Transaction and transformation, net — Transaction and transformation, net consists of two components, transaction-related costs and termination income receipts related to acquisitions and disposals, and transformation expenses associated with our Transformation program (see Note 6 — Restructuring Costs).

Transaction costs primarily include legal and other professional fees as well as other costs that are directly attributable to an acquisition or an in-process but not yet completed divestiture. Costs related to divestitures incurred during the period of the divestment are not included in transaction costs, but are instead included in the gain or loss on disposal of a business within Other income, net on the consolidated statements of comprehensive income. Additionally, on July 26, 2021, WTW and Aon plc (‘Aon’) announced they had terminated the business combination agreement between the two companies previously entered into in March 2020. Per the terms of the agreement and as part of this termination, Aon agreed to pay WTW $1 billion in connection with such termination, which was received by WTW on July 27, 2021. The $1 billion income receipt was included within Transaction and transformation, net in the consolidated statement of comprehensive income during the year ended December 31, 2021.

Transformation costs are costs incurred under the Transformation program but are not eligible to be classified as restructuring costs under ASC 420, Exit or Disposal Cost Obligation (‘ASC 420’). These costs are not expected to continue beyond the defined period of the program.

Recent Accounting Pronouncements

There were no new pronouncements that are expected to have a significant impact to the Company or its consolidated financial statements.

Other Legislation

Inflation Reduction Act

The Inflation Reduction Act of 2022 was enacted into law on August 16, 2022 and became effective January 1, 2023. The Company is currently evaluating the provisions of the new legislation, the most significant of which are the corporate alternative minimum tax (‘CAMT’) and the share repurchase excise tax. The Company does not expect the CAMT or excise tax to have a significant impact on its consolidated financial statements.

Pillar Two

On December 12, 2022, E.U. member states reached an agreement to implement Pillar Two, which introduces a global corporate minimum tax of 15% for certain large multinational companies beginning in 2023. For the rules to take effect, E.U. member states are required to enact domestic legislation by the end of 2023 to be effective January 1, 2024. The Company is currently evaluating the impact Pillar Two will have on its consolidated financial statements.

Note 3 — Acquisitions and Divestitures

The following disclosures discuss significant transactions during the three-year period ended December 31, 2022.

Acquisitions

The Company completed acquisitions during the years ended December 31, 2022, 2021 and 2020 for combined cash payments of $111 million, $52 million, and $79 million, respectively, and contingent and deferred consideration fair valued at $28 million, $21 million, and $9 million, respectively.

Divestitures

Divestment of Russian Business

During the first quarter of 2022, WTW announced its intention to transfer ownership of its Russian subsidiaries to local management who will operate independently in the Russian market. Due to the sanctions and prohibitions on certain types of business and activities, WTW deconsolidated its Russian entities on March 14, 2022. The transfer of its Russian subsidiaries to local management was completed on the agreed-upon terms on July 18, 2022, and the transfer was registered in Russia on July 25, 2022. The deconsolidation in the first quarter of 2022 resulted in a loss of $57 million, which includes an allocation of Risk & Broking goodwill, and was recognized as a loss on disposal of a business within Other income, net on our consolidated statement of comprehensive income. Further, certain Russian insurance contracts were placed historically by our U.K. brokers into the London market, the majority of which were under multi-year terms resulting in both current and non-current accounts receivables. Total net assets impaired, including accounts receivable balances related to our Russian business that are held outside of our Russian entities, were $81 million recorded during the three months ended March 31, 2022 in Other operating expenses on our consolidated statement of comprehensive income.

Willis Re Divestiture

On August 13, 2021, the Company entered into a definitive agreement to sell its treaty-reinsurance business (‘Willis Re’) to Arthur J. Gallagher & Co. (‘Gallagher’), a leading global provider of insurance, risk management and consulting services, for total upfront cash consideration of $3.25 billion plus an earnout payable in 2025 of up to $750 million in cash, subject to certain adjustments. The deal was subject to required regulatory approvals and clearances, as well as other customary closing conditions, and was completed on December 1, 2021 (‘Principal Closing’). Although the majority of the Willis Re businesses transferred to Gallagher at Principal Closing, the assets and liabilities of certain Willis Re businesses were not transferred to Gallagher at the time due to local territory restrictions (‘Deferred Closing’). The Deferred Closing for all but one business was completed during the second quarter of 2022, and all net earnings of the Deferred Closing businesses accumulated between the Principal Closing and Deferred Closing remained payable to Gallagher at June 30, 2022 and September 30, 2022. The Company recognized a preliminary pre-tax gain of $2.3 billion upon completion of the sale in 2021, and during the second quarter of 2022, WTW recognized a $60 million reduction to the pre-tax gain related to an updated estimate of the working capital transferred upon disposal. The Company recognized the final allocation of the proceeds and related tax expense, as well as an adjustment of certain indemnities for the three months ended September 30, 2022. These amounts as well as the amounts payable with respect to the settled Deferred Closing businesses were remitted to Gallagher in October 2022. The remaining Deferred Closing business occurred during the fourth quarter of 2022, and all businesses have now been transferred to Gallagher. The gain is subject to tax in certain jurisdictions, mainly in the U.S., and is predominantly tax-exempt in the U.K.

In connection with the transaction, the Company reclassified the results of its Willis Re operations as discontinued operations on its consolidated statements of comprehensive income and reclassified Willis Re assets and liabilities as held for sale on its consolidated balance sheets. The consolidated cash flow statements were not adjusted for the divestiture. Willis Re was previously included in the Company's former Investment, Risk and Reinsurance segment. As noted above, the amounts owed as part of the Deferred Closing were classified as held for sale on the consolidated balance sheet at December 31, 2021, and the results of these businesses following the Principal Closing until their respective Deferred Closing dates have been included in income from discontinued operations on the consolidated statements of comprehensive income.

The Company will account for the earnout as a gain contingency and therefore did not record any receivables upon close. Rather, the earnout will be recognized in the Company’s consolidated financial statements, if it is received, in 2025.

A number of services are continuing under a cost reimbursement Transition Services Agreement (‘TSA’) in which WTW is providing Gallagher support including real estate leases, information technology, payroll, human resources and accounting. These services are expected to be provided for a period not to exceed two years from the Principal Closing. Fees earned under the TSA were $45 million and $4 million during the years ended December 31, 2022 and 2021, respectively, and have been recognized as a reduction to the costs incurred to service the TSA and are included in continuing operations within Other operating expenses on the consolidated statements of comprehensive income. Costs incurred to service the TSA are expected to be reduced as part of the Company’s Transformation program (see Note 6 — Restructuring Costs for a description of the program) as quickly as possible when the services are no longer required by Gallagher.

The following selected financial information relates to the operations of Willis Re for the periods presented:

	Years ended December 31,
	2022	2021	2020
Revenue from discontinued operations	$48	$721	$737
Costs of providing services
Salaries and benefits	14	350	350
Other operating expenses	10	59	61
Depreciation and amortization	—	2	2
Transaction and transformation, net	—	33	—
Total costs of providing services	24	444	413
Other income, net	5	2	3
Income from discontinued operations before income taxes	29	279	327
(Loss)/gain on disposal of Willis Re	(65)	2,300	—
Benefit from/(provision for) income tax expense	1	(500)	(69)
Net income (payable to)/receivable from Gallagher on Deferred Closing	(5)	1	—
(Loss)/income from discontinued operations, net of tax	$(40)	$2,080	$258

The expense amounts reflected above represent only the direct costs attributable to the Willis Re business and exclude allocations of corporate costs that will be retained following the sale. Neither the discontinued operations presented above, nor the unallocated corporate costs, reflect the impact of any cost reimbursement that has been received under the TSA.

Amounts classified as held for sale within our consolidated balance sheet at December 31, 2021 were related to amounts payable as part of the Deferred Closing. Certain amounts included in the consolidated balance sheets have been excluded from the held-for-sale balances disclosed since the assets did not transfer under the terms of the sale agreement, and instead will be settled by the Company. At December 31, 2022 and 2021, the amounts of significant assets and liabilities related to the Willis Re businesses which were not transferred in the sale and are therefore not classified as held for sale on the consolidated balance sheets are $3.2 billion and $2.6 billion of fiduciary assets and liabilities, $29 million and $71 million of accounts receivable and $73 million and $91 million of other current liabilities, respectively. Other than indemnified amounts, these amounts will be settled over time.

Miller Divestiture

On March 1, 2021, the Company completed the transaction to sell its U.K.-based, majority-owned wholesale subsidiary Miller for final total consideration of GBP 623 million ($818 million), which includes amounts paid to the minority shareholder. The $356 million net tax-exempt gain on the sale was included in Other income, net in the consolidated statement of comprehensive income during the year ended December 31, 2021. Prior to disposal, Miller was included within the Company's former Investment, Risk and Reinsurance segment.

Max Matthiessen Divestiture

In September 2020, the Company completed the transaction to sell its Swedish majority-owned subsidiary MM Holding AB (‘Max Matthiessen’) for total consideration of SEK 2.3 billion ($262 million) plus certain other adjustments, resulting in a tax-exempt gain on the sale of $86 million, which is included in Other income, net in the consolidated statement of comprehensive income during the year ended December 31, 2020. Of the total consideration, the Company financed a SEK 600 million ($68 million) note repayable by the purchaser. The note has no fixed term but is repayable subject to certain terms and conditions and bears an interest rate that could range from 5% to 10%, increasing the longer the note remains outstanding. This note receivable is included in Other non-current assets in the consolidated balance sheets. Prior to disposal, Max Matthiessen was included within the Company's former Investment, Risk and Reinsurance segment.

Other Disposals

The Company completed other disposals during the years ended December 31, 2022, 2021 and 2020 for cash proceeds of $1 million, $75 million, and $30 million, respectively, and net gains on disposal of $64 million, $26 million, and $18 million, respectively. For the year ended December 31, 2022, the Company recognized non-cash proceeds on disposals of $63 million; there were no non-cash proceeds recognized on disposals for the years ended December 31, 2021 and 2020.

Note 4 — Revenue

Disaggregation of Revenue

The Company reports revenue by segment in Note 5 — Segment Information. The following table presents revenue by service offering and segment, as well as a reconciliation to total revenue for the years ended December 31, 2022, 2021 and 2020. Along with reimbursable expenses and other, total revenue by service offering represents our revenue from customer contracts. The prior years’ segment information has been retrospectively adjusted to conform to the current year presentation.

Year Ended December 31,	Broking	Consulting	Outsourced Administration	Other	Total revenue by service offering	Reimbursable expenses and other (i)	Total revenue from customer contracts	Interest and other income (ii)	Total revenue
HWC
2022	$1,415	$2,522	$979	$332	$5,248	$64	$5,312	$39	$5,351
2021	1,295	2,538	1,046	352	5,231	60	5,291	37	5,328
2020	1,141	2,413	1,028	295	4,877	64	4,941	18	4,959
R&B
2022	2,745	370	75	194	3,384	11	3,395	76	3,471
2021	2,822	384	88	175	3,469	7	3,476	95	3,571
2020	2,707	336	81	154	3,278	7	3,285	38	3,323
Divested Businesses
2022	—	—	—	—	—	—	—	—	—
2021	65	6	—	—	71	—	71	35	106
2020	290	2	—	31	323	—	323	1	324
Corporate (i)
2022	7	10	—	—	17	2	19	25	44
2021	—	8	—	4	12	(24)	(12)	5	(7)
2020	1	5	—	3	9	(4)	5	4	9
Total
2022	$4,167	$2,902	$1,054	$526	$8,649	$77	$8,726	$140	$8,866
2021	$4,182	$2,936	$1,134	$531	$8,783	$43	$8,826	$172	$8,998
2020	$4,139	$2,756	$1,109	$483	$8,487	$67	$8,554	$61	$8,615

(i)
Reimbursable expenses and other, as well as Corporate revenue, are excluded from segment revenue, but included in total revenue on the consolidated statements of comprehensive income. Amounts included in Corporate revenue may include eliminations, adjustments to reserves and impacts from hedged revenue transactions.
(ii)
Interest and other income is included in segment revenue and total revenue, however it has been presented separately in the above tables because it does not arise directly from contracts with customers. In 2022, both HWC’s and R&B’s interest and other income resulted primarily from book-of-business settlements. For HWC and R&B, these amounts totaled $19 million and $52 million, respectively, for the year ended December 31, 2022. For the year ended December 31, 2021, for HWC and R&B, these amounts totaled $17 million and $82 million, respectively. Interest income comprised $55 million, $12 million and $18 million for the years ended December 31, 2022, 2021 and 2020, respectively. In 2022, the interest income earned by HWC, R&B and Corporate was $8 million, $25 million and $22 million, respectively.

The following table presents revenue by the geography where our work was performed for the years ended December 31, 2022, 2021 and 2020. The reconciliation to total revenue on our consolidated statements of comprehensive income and to segment revenue is shown in the table above. The prior years’ geographic information has been retrospectively adjusted to conform to the current year presentation.

Year Ended December 31,	North America	Europe	International	Total revenue by geography
HWC
2022	$3,569	$1,266	$413	$5,248
2021	3,456	1,376	399	5,231
2020	3,287	1,219	371	4,877
R&B
2022	1,328	1,527	529	3,384
2021	1,295	1,623	551	3,469
2020	1,237	1,549	492	3,278
Divested Businesses
2022	—	—	—	—
2021	17	53	1	71
2020	19	298	6	323
Corporate
2022	7	9	1	17
2021	8	3	1	12
2020	7	2	—	9
Total
2022	$4,904	$2,802	$943	$8,649
2021	$4,776	$3,055	$952	$8,783
2020	$4,550	$3,068	$869	$8,487

Contract Balances

The Company reports accounts receivable, net on the consolidated balance sheet, which includes billed and unbilled receivables and current contract assets. In addition to accounts receivable, net, the Company had the following non-current contract assets and deferred revenue balances at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Billed receivables, net of allowance for doubtful accounts of $46 million and $45 million	$1,464	$1,504
Unbilled receivables	457	431
Current contract assets	466	435
Accounts receivable, net	$2,387	$2,370
Non-current accounts receivable, net	$9	$23
Non-current contract assets	$745	$532
Deferred revenue	$646	$576

The Company receives payments from customers based on billing schedules or terms as written in our contracts. Those balances denoted as contract assets relate to situations where we have completed some or all performance under the contract, however our right to consideration is conditional. Contract assets result most materially in our Medicare intermediary businesses. The significant increases in both current and non-current contract assets relate to our direct-to-consumer Medicare broking business. Billed and unbilled receivables are recorded when the right to consideration becomes unconditional. Deferred revenue relates to payments received in advance of performance under the contract and is recognized as revenue as (or when) we perform under the contract.

Accounts receivable are stated at estimated net realizable values. The following table presents the changes in our allowance for doubtful accounts for the years ended December 31, 2022, 2021 and 2020.

	December 31, 2022	December 31, 2021	December 31, 2020
Balance at beginning of year	$45	$40	$36
Additions charged to costs and expenses	14	16	28
Deductions/other movements	(20)	(18)	(27)
Foreign exchange	7	7	3
Balance at end of year	$46	$45	$40

The changes in our allowance for doubtful accounts presented above do not include receivables that were impaired as a result of the divestment of our Russian businesses in March 2022. See Note 3 — Acquisitions and Divestitures.

During the year ended December 31, 2022, revenue of approximately $430 million was recognized that was reflected as deferred revenue at December 31, 2021.

During the year ended December 31, 2022, the Company recognized revenue of approximately $25 million related to performance obligations satisfied in a prior period.

Performance Obligations

The Company has contracts for which performance obligations have not been satisfied as of December 31, 2022 or have been partially satisfied as of this date. The following table shows the expected timing for the satisfaction of the remaining performance obligations. This table does not include contract renewals or variable consideration, which was excluded from the transaction prices in accordance with the guidance on constraining estimates of variable consideration.

In addition, in accordance with ASC 606, the Company has elected not to disclose the remaining performance obligations when one or both of the following circumstances apply:

•
Performance obligations which are part of a contract that has an original expected duration of less than one year, and
•
Performance obligations satisfied in accordance with ASC 606-10-55-18 (‘right to invoice’).

	2023	2024	2025 onward	Total
Revenue expected to be recognized on contracts as of December 31, 2022	$761	$489	$566	$1,816

Since most of the Company’s contracts are cancellable with less than one year’s notice and have no substantive penalty for cancellation, the majority of the Company’s remaining performance obligations as of December 31, 2022 have been excluded from the table above.

Costs to obtain or fulfill a contract

The Company incurs costs to obtain or fulfill contracts which it would not incur if a contract with a customer was not executed.

The following table shows the categories of costs that are capitalized and deferred over the expected life of a contract.

	Costs to fulfill
	December 31, 2022	December 31, 2021	December 31, 2020
Balance at beginning of the year	$189	$191	$162
New capitalized costs	421	454	455
Amortization	(407)	(451)	(428)
Disposals	—	(4)	—
Impairments	—	(1)	(1)
Foreign currency translation	(6)	—	3
Balance at end of the year	$197	$189	$191

Note 5 — Segment Information

WTW has two reportable operating segments or business areas:

•
Health, Wealth & Career (‘HWC’); and
•
Risk & Broking (‘R&B’).

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

Under the segment structure and for internal and segment reporting, WTW segment revenue includes commissions and fees, interest and other income. U.S. GAAP revenue also includes amounts that were directly incurred on behalf of our clients and reimbursed by them (reimbursable expenses), which are removed from segment revenue. Segment operating income excludes certain costs, including (i) amortization of intangibles; (ii) restructuring costs; (iii) certain transaction and transformation expenses; (iv) certain litigation provisions; and (v) to the extent that the actual expense based upon which allocations are made differs from the forecast/budget amount, a reconciling item will be created between internally-allocated expenses and the actual expenses that we report for U.S. GAAP purposes.

The following table presents segment revenue and segment operating income for our reportable segments for the years ended December 31, 2022, 2021 and 2020. The prior years’ information has been retrospectively adjusted to conform to the current year presentation.

	Segment revenue			Segment operating income
	Years ended December 31			Years ended December 31
	2022	2021	2020	2022	2021	2020
HWC	$5,287	$5,268	$4,895	$1,382	$1,346	$1,236
R&B	3,460	3,564	3,316	734	835	714
Total	$8,747	$8,832	$8,211	$2,116	$2,181	$1,950

The following table presents reconciliations of the information reported by segment to the Company’s consolidated amounts reported for the years ended December 31, 2022, 2021 and 2020.

	Years ended December 31,
	2022	2021	2020
Revenue:
Total segment revenue	$8,747	$8,832	$8,211
Divested businesses (i)	—	106	324
Reimbursable expenses and other	119	60	80
Revenue	$8,866	$8,998	$8,615

Total segment operating income	$2,116	$2,181	$1,950
Divested businesses (i)	—	(24)	(13)
Impairment (ii)	(81)	—	—
Amortization	(312)	(369)	(461)
Restructuring costs (iii)	(99)	(26)	(24)
Transaction and transformation, net (iv)	(181)	806	(110)
Provision for significant litigation (v)	—	—	(65)
Unallocated, net (vi)	(265)	(366)	(418)
Income from operations	1,178	2,202	859
Interest expense	(208)	(211)	(244)
Other income, net	288	701	396
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$1,258	$2,692	$1,011

(i)
Represents the revenue and income from operations of certain Investment, Risk and Reinsurance businesses which were divested in 2021 and 2020 and not classified as discontinued operations.
(ii)
Represents the impairment related to the net assets of our Russian business that are held outside of our Russian entities (see Note 3 — Acquisitions and Divestitures for further information).
(iii)
See Note 6 — Restructuring Costs for the composition of costs for 2022 and 2021. In 2020, restructuring costs related to minor restructuring activities carried out by various business lines throughout the Company.
(iv)
In 2022, in addition to legal fees and other transaction costs, includes primarily consulting fees related to the Transformation program (see Note 6 — Restructuring Costs). For the year ended December 31, 2021, includes the $1 billion income receipt related to the termination of, and fees related to, the then-proposed Aon combination; includes transaction costs related to the then-proposed Aon combination in 2020.
(v)
Represents the recognition of settlement expense attributable to the Company's Merger-related securities litigation during the year ended December 31, 2020.
(vi)
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

None of the Company’s customers individually represented more than 10% of its consolidated revenue for the years ended December 31, 2022, 2021 and 2020.

Below are our revenue and tangible long-lived assets for Ireland, our country of domicile, countries with significant concentrations, and all other foreign countries as of and for the years ended as indicated:

	Revenue			Long-Lived Assets (i)
	Years ended December 31,			December 31,	December 31,
	2022	2021	2020	2022	2021
Ireland	$130	$197	$157	$11	$3

United States	4,760	4,621	4,359	465	562
United Kingdom	1,563	1,632	1,604	496	605
Rest of World	2,413	2,548	2,495	332	401
Total Foreign Countries	8,736	8,801	8,458	1,293	1,568
	$8,866	$8,998	$8,615	$1,304	$1,571

(i)
Tangible long-lived assets consist of fixed assets and ROU assets.

Note 6 — Restructuring Costs

In the fourth quarter of 2021, the Company initiated a three-year ‘Transformation program’ designed to enhance operations, optimize technology and align its real estate footprint to its new ways of working. During the third quarter of 2022, we revised the expected costs and savings under the program and we now expect the program to generate annual cost savings in excess of $360 million by the end of 2024. The program is expected to incur cumulative costs of approximately $630 million and capital expenditures of approximately $270 million, for a total investment of $900 million. The main categories of charges will be in the following four areas:

•
Real estate rationalization — includes costs to align the real estate footprint to the new ways of working (hybrid work) and includes breakage fees and the impairment of ROU assets and other related leasehold assets.
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

Certain costs under the Transformation program are accounted for under ASC 420 and are included as restructuring costs in the consolidated statements of comprehensive income. Other costs incurred under the Transformation program are included in transaction and transformation, net and were $136 million for the year ended December 31, 2022; there were no such costs incurred for the year ended December 31, 2021. An analysis of total restructuring costs incurred under the Transformation program by category and by segment and corporate functions, from commencement to December 31, 2022, is as follows:

	HWC	R&B	Corporate	Total
2021
Real estate rationalization	$—	$—	$19	$19
Technology modernization	—	5	—	5
Process optimization	—	—	—	—
Other	—	—	2	2
2022
Real estate rationalization	—	—	79	79
Technology modernization	—	3	16	19
Process optimization	1	—	—	1
Other	—	—	—	—
Total
Real estate rationalization	—	—	98	98
Technology modernization	—	8	16	24
Process optimization	1	—	—	1
Other	—	—	2	2
Total	$1	$8	$116	$125

A rollforward of the liability associated with cash-based charges related to restructuring costs associated with the Transformation program is as follows:

	Real estate rationalization	Technology modernization	Process optimization	Other	Total
Balance at October 1, 2021	$—	$—	$—	$—	$—
Charges incurred	—	—	—	2	2
Cash payments	—	—	—	(1)	(1)
Balance at December 31, 2021	—	—	—	1	1
Charges incurred	27	—	1	—	28
Cash payments	(21)	—	(1)	(1)	(23)
Balance at December 31, 2022	$6	$—	$—	$—	$6

Note 7 — Income Taxes

Provision for income taxes

An analysis of income from continuing operations before income taxes by taxing jurisdiction is shown below:

	Years ended December 31,
	2022	2021	2020
Ireland	$(160)	$673	$(5)
U.S.	394	516	(97)
U.K.	142	552	184
Rest of World	882	951	929
Total	$1,258	$2,692	$1,011

The components of the provision for income taxes from continuing operations include:

	Years ended December 31,
	2022	2021	2020
Current tax expense:
U.S. federal taxes	$(103)	$(79)	$(3)
U.S. state and local taxes	(39)	(25)	3
U.K. corporation tax	(13)	(33)	(16)
Other jurisdictions	(93)	(303)	(134)
Total current tax expense	(248)	(440)	(150)
Deferred tax (expense)/benefit:
U.S. federal taxes	52	(41)	(79)
U.S. state and local taxes	(5)	3	—
U.K. corporation tax	(7)	(65)	(48)
Other jurisdictions	14	7	28
Total deferred tax (expense)/benefit	54	(96)	(99)
Total provision for income taxes	$(194)	$(536)	$(249)

Effective tax rate reconciliation

The reported provision for income taxes differs from the amounts that would have resulted had the reported income from continuing operations before income taxes been taxed at the U.S. federal statutory rate. The principal reasons for the differences between the amounts provided and those that would have resulted from the application of the U.S. federal statutory tax rate are as follows:

	Years ended December 31,
	2022	2021	2020
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$1,258	$2,692	$1,011
U.S. federal statutory income tax rate	21%	21%	21%
Income tax expense at U.S. federal tax rate	(264)	(565)	(212)
Adjustments to derive effective tax rate:
Non-deductible expenses and dividends	(25)	(21)	(19)
Net adjustments on acquisition costs	(4)	13	(15)
Impact of change in rate on deferred tax balances	(1)	(36)	(7)
Effect of foreign exchange and other differences	28	—	(4)
Changes in valuation allowances	1	2	(8)
Net tax effect on intra-group items	84	84	90
Net tax effect on disposal of operations	1	62	16
Tax differentials of non-U.S. jurisdictions	20	(24)	(2)
Impact of U.S. state and local taxes	(42)	(23)	4
Global Intangible Low-Taxed Income (GILTI)	(10)	(4)	(3)
Base Erosion Anti-Abuse Tax (BEAT)	24	(22)	(83)
Tax on unremitted earnings	(14)	—	—
Other items, net	8	(2)	(6)
Provision for income taxes	$(194)	$(536)	$(249)

The current year effective tax rate includes a $34 million tax benefit associated with amending the Company’s U.S. federal income tax returns for tax years 2019 and 2020, primarily related to a reduction in Base Erosion and Anti Abuse Tax (‘BEAT’), and also includes a $22 million income tax benefit associated with foreign exchange remeasurement on income tax account balances. The effective tax rate for the year ended December 31, 2021 includes a $250 million estimated tax expense related to the income receipt of the termination payment as well as a $40 million tax expense related to the remeasurement of deferred tax assets and liabilities associated with an increase in the U.K. tax rate from 19% to 25%. Included in the BEAT expense for 2020 is a $29 million true-up related to the 2019 tax year as a result of certain elections of the CARES Act.

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

Deferred income tax assets and liabilities included in the consolidated balance sheets at December 31, 2022 and 2021 are comprised of the following:

	December 31,
	2022	2021
Deferred tax assets:
Accrued expenses not currently deductible	$69	$72
Interest carryforwards	174	91
Net operating losses	44	71
Capital loss carryforwards	1	1
Accrued retirement benefits	85	189
Operating lease liabilities	125	153
Deferred compensation	97	92
Stock options	18	22
Financial derivative transactions	4	1
Gross deferred tax assets	617	692
Less: valuation allowance	(28)	(42)
Net deferred tax assets	$589	$650
Deferred tax liabilities:
Cost of intangible assets, net of related amortization	$679	$735
Operating lease right-of-use assets	106	142
Cost of tangible assets, net of related depreciation	44	95
Prepaid retirement benefits	142	228
Accrued revenue not currently taxable	262	194
Unremitted earnings	36	22
Deferred tax liabilities	$1,269	$1,416
Net deferred tax liabilities	$680	$766

The net deferred income tax assets are included in Other non-current assets and the net deferred tax liabilities are included in Deferred tax liabilities in our consolidated balance sheets.

	December 31,
	2022	2021
Balance sheet classifications:
Other non-current assets	$68	$79
Deferred tax liabilities	748	845
Net deferred tax liability	$680	$766

At December 31, 2022, we had U.S. federal and non-U.S. net operating loss carryforwards amounting to $113 million of which $61 million can be indefinitely carried forward under local statutes. The remaining $52 million of net operating loss carryforwards will expire, if unused, in varying amounts from 2023 through 2042. In addition, we had U.S. state net operating loss carryforwards of $432 million, of which $31 million can be indefinitely carried forward, while the remaining $401 million will expire in varying amounts from 2023 to 2042.

Management believes, based on the evaluation of positive and negative evidence, including the future reversal of existing taxable temporary differences, it is more likely than not that the Company will realize the benefits of net deferred tax assets of $589 million, net of the valuation allowance. During 2022, the Company decreased its valuation allowance by $14 million, primarily related to certain state net operating losses. The Company determined the losses and the related valuation allowance would never be realized. During 2021, the Company decreased its valuation allowance by $42 million, primarily related to the disposal of underlying positions which were part of the divestment of Miller. In addition, part of the decrease reflected the utilization of the U.K. capital loss carryforward, the benefit of which was recorded in discontinued operations. During 2020, the Company increased its valuation allowance by $8 million, primarily related to non-U.S. deferred tax assets.

At December 31, 2022 and 2021, the Company had valuation allowances of $28 million and $42 million, respectively, to reduce its deferred tax assets to their estimated realizable values. The valuation allowance at December 31, 2022 primarily relates to deferred taxes on U.S. state and non-U.S. net operating losses of $10 million and $14 million, respectively.

An analysis of our valuation allowance is shown below.

	Years ended December 31,
	2022	2021	2020
Balance at beginning of year	$42	$84	$76
Additions charged to costs and expenses	8	3	17
Deductions	(22)	(45)	(9)
Balance at end of year	$28	$42	$84

The movement in the current-year valuation allowance differs from the 2022 rate reconciliation primarily due to the write-down of state net operating losses and the related valuation allowance. In addition, current-year and prior-year valuation allowances differ from the 2022 and 2021 rate reconciliations, respectively, as part of the tax benefits were allocated to discontinued operations.

The Company recognizes deferred tax balances related to the undistributed earnings of subsidiaries when it expects that it will recover those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of the investments. At December 31, 2022 the Company has $16.5 billion of undistributed earnings in subsidiaries where no deferred tax has been recognized. Of this amount $9.3 billion relates to earnings which have been reinvested indefinitely and $7.2 billion relates to earnings identified as being recoverable in an untaxable manner. It is not practicable to calculate the tax cost of repatriating the unremitted earnings which have been reinvested indefinitely. If future events, including material changes in estimates of cash, working capital and long-term investment requirements necessitate that these earnings be distributed, an additional provision for income and foreign withholding taxes, net of credits, may be necessary.

Uncertain tax positions

At December 31, 2022, the amount of unrecognized tax benefits associated with uncertain tax positions, determined in accordance with ASC Subtopic 740-10, excluding interest and penalties, was $47 million. A reconciliation of the beginning and ending balances of the liability for unrecognized tax benefits is as follows:

	2022	2021	2020
Balance at beginning of year	$43	$50	$49
Increases related to acquisitions	—	—	4
Increases related to tax positions in prior years	16	—	1
Decreases related to tax positions in prior years	(2)	—	—
Decreases related to settlements	(1)	—	(3)
Decreases related to lapse in statute of limitations	(6)	(6)	(2)
Cumulative translation adjustment and other adjustments	(3)	(1)	1
Balance at end of year	$47	$43	$50

At December 31, 2022, the amount of unrecognized tax benefits associated with uncertain tax positions also includes $6 million which was allocated to tax expense in discontinued operations. The liability for unrecognized tax benefits for each of the years ended December 31, 2022, 2021 and 2020 can be reduced by $3 million of offsetting deferred tax benefits associated with timing differences, foreign tax credits and the federal tax benefit of state income taxes. If these offsetting deferred tax benefits were recognized, there would be a favorable impact on our effective tax rate. There are no material balances that would result in adjustments to other tax accounts.

Interest and penalties related to unrecognized tax benefits are included as a component of income tax expense. At December 31, 2022 and 2021, we had cumulative accrued interest of $5 million. Accrued penalties were immaterial in 2022 and 2021.

Tax expense allocated to continuing operations for both the years ended December 31, 2022 and 2021 includes $1 million of interest expense.

The Company believes that the outcomes which are reasonably possible within the next 12 months may result in a reduction in the liability for unrecognized tax benefits in the range of $3 million to $5 million, excluding interest and penalties.

The Company and its subsidiaries file income tax returns in various tax jurisdictions in which it operates.

During 2022, the Internal Revenue Service (‘IRS’) closed its examination of Willis North America Inc. and subsidiaries’ federal income tax filings for the tax years ended December 31, 2017 and December 31, 2018. There were no significant adjustments to income tax as reported.

We have ongoing state income tax examinations in certain states for tax years ranging from the short period July 1, 2015 to January 4, 2016 through December 31, 2019. The statute of limitations in certain states remains open back to the short tax period ended January 4, 2016.

All U.K. tax returns have been filed timely and are in the normal process of being reviewed by His Majesty’s Revenue & Customs. The Company is not currently subject to any material examinations in other jurisdictions. A summary of the tax years that remain open to tax examination in our major tax jurisdictions are as follows:

Open Tax Years (fiscal year ending in)
U.S. — federal	2018 and forward
U.S. — various states	2015 and forward
U.K.	2014 and forward
Ireland	2018 and forward
France	2017 and forward
Germany	2008 and forward
Canada - federal	2015 and forward

Note 8 — Fixed Assets

The following table reflects changes in the net carrying amount of the components of fixed assets for the years ended December 31, 2022 and 2021:

	Furniture, equipment and software	Leasehold improvements	Land and buildings	Total
Cost: at January 1, 2021	$1,467	$577	$90	$2,134
Additions	176	18	—	194
Disposals (i)	(145)	(61)	(2)	(208)
Foreign exchange	(21)	(7)	—	(28)
Cost: at December 31, 2021	1,477	527	88	2,092
Additions	174	24	—	198
Acquisitions	1	—	—	1
Disposals (ii)	(129)	(78)	—	(207)
Foreign exchange	(71)	(21)	(5)	(97)
Cost: at December 31, 2022	$1,452	$452	$83	$1,987

Depreciation: at January 1, 2021	$(764)	$(295)	$(62)	$(1,121)
Depreciation expense	(227)	(51)	(3)	(281)
Disposals	103	41	2	146
Foreign exchange	11	4	—	15
Depreciation: at December 31, 2021	(877)	(301)	(63)	(1,241)
Depreciation expense	(211)	(40)	(4)	(255)
Disposals	113	57	—	170
Foreign exchange	42	12	3	57
Depreciation: at December 31, 2022	$(933)	$(272)	$(64)	$(1,269)

Net book value:
At December 31, 2021	$600	$226	$25	$851

At December 31, 2022	$519	$180	$19	$718

(i)
Includes $5 million of furniture, equipment and software costs and $4 million of leasehold improvements costs which have been written off as part of technology modernization and real estate rationalization, respectively, under the Transformation program (see Note 6 – Restructuring Costs).
(ii)
Includes $12 million of furniture, equipment and software costs and $18 million of leasehold improvements costs which have been written off as part of technology modernization and real estate rationalization, respectively, under the Transformation program (see Note 6 – Restructuring Costs).

Included within land and buildings are the following assets held under finance leases:

	December 31,
	2022	2021
Finance leases	$26	$26
Accumulated depreciation	(22)	(20)
	$4	$6

Note 9 — Goodwill and Other Intangible Assets

Goodwill

The components of goodwill are outlined below for the years ended December 31, 2022 and 2021. The prior years’ segment information has been retrospectively adjusted to conform to the current year presentation.

	HWC	R&B	Divested Businesses (i)	Total
Balance at December 31, 2020
Goodwill, gross	$7,893	$2,798	$193	$10,884
Accumulated impairment losses	(130)	(362)	—	(492)
Goodwill, net - December 31, 2020	7,763	2,436	193	10,392
Goodwill acquired	43	8	—	51
Goodwill disposals	—	(7)	(193)	(200)
Foreign exchange	(32)	(28)	—	(60)
Balance at December 31, 2021
Goodwill, gross	7,904	2,771	—	10,675
Accumulated impairment losses	(130)	(362)	—	(492)
Goodwill, net - December 31, 2021	7,774	2,409	—	10,183
Goodwill acquired	—	104	—	104
Goodwill disposals	—	(18)	—	(18)
Foreign exchange	(34)	(62)	—	(96)
Balance at December 31, 2022
Goodwill, gross	7,870	2,795	—	10,665
Accumulated impairment losses	(130)	(362)	—	(492)
Goodwill, net - December 31, 2022	$7,740	$2,433	$—	$10,173

(i)
Represents goodwill associated with certain Investment, Risk and Reinsurance businesses which were divested in 2021.

Other Intangible Assets

The following table reflects changes in the net carrying amounts of the components of finite-lived intangible assets for the years ended December 31, 2022 and 2021:

	Client relationships	Software	Trademark and trade name	Other	Total
Balance at December 31, 2020:
Intangible assets, gross	$4,012	$761	$1,054	$103	$5,930
Accumulated amortization	(2,028)	(659)	(220)	(34)	(2,941)
Intangible assets, net - December 31, 2020	1,984	102	834	69	2,989
Intangible assets acquired	14	—	—	—	14
Intangible asset disposals	(47)	—	(8)	—	(55)
Amortization	(250)	(61)	(43)	(15)	(369)
Foreign exchange	(25)	—	(1)	2	(24)
Balance at December 31, 2021:
Intangible assets, gross	3,794	742	1,039	102	5,677
Accumulated amortization	(2,118)	(701)	(257)	(46)	(3,122)
Intangible assets, net - December 31, 2021	1,676	41	782	56	2,555
Intangible assets acquired	67	4	1	—	72
Intangible asset disposals	(1)	—	—	(5)	(6)
Amortization	(230)	(31)	(42)	(9)	(312)
Foreign exchange	(34)	(1)	(1)	—	(36)
Balance at December 31, 2022:
Intangible assets, gross	3,760	725	1,038	98	5,621
Accumulated amortization	(2,282)	(712)	(298)	(56)	(3,348)
Intangible assets, net - December 31, 2022	$1,478	$13	$740	$42	$2,273

The weighted-average remaining life of amortizable intangible assets and liabilities at December 31, 2022 was 12.3 years.

The table below reflects the future estimated amortization expense for amortizable intangible assets for the next five years and thereafter:

Years ended December 31,	Amortization
2023	$263
2024	230
2025	209
2026	201
2027	197
Thereafter	1,173
Total	$2,273

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

These derivatives were designated as hedging instruments and at December 31, 2022 and December 31, 2021 had total notional amounts of $134 million and $155 million, respectively, and had a net fair value liability of $3 million and a net fair value asset of $3 million, respectively.

At December 31, 2022, the Company estimates, based on current exchange rates, there will be $2 million of net derivative losses on forward exchange rates reclassified from accumulated other comprehensive loss into earnings within the next twelve months as the forecast transactions affect earnings. At December 31, 2022, our longest outstanding maturity was 1.7 years.

The effects of the material derivative instruments that are designated as hedging instruments on the consolidated statements of comprehensive income for the years ended December 31, 2022, 2021 and 2020 are below. Amounts pertaining to the ineffective portion of hedging instruments and those excluded from effectiveness testing were immaterial for the years ended December 31, 2022, 2021 and 2020.

	(Loss)/gain recognized in OCL (effective element)
	2022	2021	2020
Foreign exchange contracts	$(8)	$5	$(13)

Location of gain/(loss) reclassified from Accumulated OCL into income (effective element)	Gain/(loss) reclassified from Accumulated OCL into income (effective element)
	2022	2021	2020
Revenue	$2	$(3)	$(5)
Salaries and benefits	(4)	6	(3)
Discontinued operations	—	3	(1)
	$(2)	$6	$(9)

The Company engages in intercompany borrowing and lending between subsidiaries, primarily through its in-house banking operations which give rise to foreign exchange exposures. The Company mitigates these risks through the use of short-term foreign currency forward and swap transactions that offset the underlying exposure created when the borrower and lender have different functional currencies. These derivatives are not generally designated as hedging instruments, and at December 31, 2022 and December 31, 2021, we had notional amounts of $1.7 billion and $2.9 billion, respectively, and had net fair value assets of $24 million and $15 million, respectively. Such derivatives typically mature within three months.

The effects of these derivatives that have not been designated as hedging instruments on the consolidated statements of comprehensive income for the years ended December 31, 2022, 2021 and 2020 are as follows (see Note 17 — Other Income, Net for the net foreign currency impact on the Company’s consolidated statements of comprehensive income which includes the results of the offset of underlying exposures):

	Location of (loss)/gain	(Loss)/gain recognized in income
Derivatives not designated as hedging instruments:	recognized in income	2022	2021	2020
Foreign exchange contracts	Other income, net	$(147)	$—	$(3)

Note 11 — Debt

Current debt consists of the following:

	December 31,
	2022	2021
2.125% senior notes due 2022 (i)	$—	$613
4.625% senior notes due 2023	250	—
	$250	$613

Long-term debt consists of the following:

	December 31,
	2022	2021
Revolving $1.5 billion credit facility	$—	$—
4.625% senior notes due 2023	—	249
3.600% senior notes due 2024	649	648
4.400% senior notes due 2026	547	546
4.650% senior notes due 2027	744	—
4.500% senior notes due 2028	597	597
2.950% senior notes due 2029	726	726
6.125% senior notes due 2043	271	271
5.050% senior notes due 2048	395	395
3.875% senior notes due 2049	542	542
	$4,471	$3,974

(i)
Notes issued in Euro (€540 million).

Guarantees

The following table presents a summary of the entities that issued each note or entered into the revolving credit facility and those wholly-owned and consolidated subsidiaries of the Company that guarantee each respective note and the revolving credit facility on a joint and several basis as of December 31, 2022.

Entity	Revolving credit facility 4.625% due 2023 4.400% due 2026 6.125% due 2043	3.600% due 2024 4.650% due 2027 4.500% due 2028 2.950% due 2029 5.050% due 2048 3.875% due 2049
Willis Towers Watson plc	Guarantor	Guarantor
Trinity Acquisition plc	Issuer	Guarantor
Willis North America Inc.	Guarantor	Issuer
Willis Netherlands Holdings B.V.	Guarantor	Guarantor
Willis Investment UK Holdings Limited	Guarantor	Guarantor
TA I Limited	Guarantor	Guarantor
Willis Group Limited	Guarantor	Guarantor
Willis Towers Watson Sub Holdings Unlimited Company	Guarantor	Guarantor
Willis Towers Watson UK Holdings Limited	Guarantor	Guarantor

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

4.650% senior notes due 2027

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

3.600% senior notes due 2024

On May 16, 2017, Willis North America Inc. issued $650 million of 3.600% senior notes due 2024 (‘2024 senior notes’). The effective interest rate of the 2024 senior notes is 3.614

%, which includes the impact of the discount upon issuance. The 2024 senior notes will mature on May 15, 2024, and interest has accrued on the 2024 senior notes from May 16, 2017 and is paid in cash on May 15 and November 15 of each year. The net proceeds from this offering, after deducting underwriter discounts and commissions and estimated offering expenses, were $644 million and were used to pay down amounts outstanding under the RCF and for general corporate purposes.

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

Additional Information Regarding Fully Repaid Senior Notes, Term Loan Commitment and Collateralized Facility

2.125% senior notes due 2022

On May 26, 2016, Trinity Acquisition plc issued €540 million ($609 million) of 2.125% senior notes due 2022 (‘2022 senior notes’). The effective interest rate of these senior notes was 2.154%, which included the impact of the discount upon issuance. The 2022 senior notes matured on May 26, 2022. Interest had accrued on the notes from May 26, 2016 and was paid in cash on May 26 of each year. The net proceeds from this offering, after deducting underwriter discounts and commissions and estimated offering expenses, were €535 million ($600 million). We used the net proceeds of this offering to repay a portion of the previous 1-year term loan facility, which matured in 2016, and related accrued interest. In May 2022, the 2022 senior notes were repaid in full using the net proceeds from the 2027 senior notes offering discussed above.

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

Collateralized Facility

As part of the acquisition of TRANZACT, the Company assumed debt of $91 million related to borrowings by TRANZACT whereby certain renewal commissions receivables were pledged as collateral. The Company was required to remit cash received from these pledged renewal commissions receivables on a quarterly basis to the lenders until the borrowings and related interest were repaid, after the payment of certain fees and other permitted distributions. No additional borrowings were made against this collateralized facility since the acquisition. Per the terms of the collateralized facility and specific approvals having been obtained, in November 2021 the Company repaid in full $32 million of principal and interest outstanding using cash on-hand, and the facility was subsequently closed. Prior to this repayment, cash received for the renewal commissions receivables had been classified as restricted cash on our consolidated balance sheet.

Covenants

The terms of our current financings also include certain limitations. For example, the agreements relating to the debt arrangements and credit facilities generally contain numerous operating and financial covenants, including requirements to maintain minimum ratios of consolidated EBITDA to consolidated cash interest expense and maximum levels of consolidated funded indebtedness in relation to consolidated EBITDA, in each case subject to certain adjustments. The operating restrictions and financial covenants in our current credit facilities do, and any future financing agreements may, limit our ability to finance future operations or capital needs or to engage in other business activities. At December 31, 2022 and 2021, we were in compliance with all financial covenants.

Debt Maturity

The following table summarizes the maturity of our debt and interest on senior notes and excludes any reduction for debt issuance costs:

	2023	2024	2025	2026	2027	Thereafter	Total
Senior notes	$250	$650	$—	$550	$750	$2,550	$4,750
Interest on senior notes	196	174	166	147	123	1,200	2,006
Revolving $1.5 billion credit facility	—	—	—	—	—	—	—
Total	$446	$824	$166	$697	$873	$3,750	$6,756

Interest Expense

The following table shows an analysis of the interest expense for the years ended December 31, 2022, 2021 and 2020:

	Years ended December 31,
	2022	2021	2020
Senior notes	$196	$200	$227
Term loans	—	—	6
Revolving credit facility	3	3	4
Collateralized facility	—	2	3
Other (i)	9	6	4
Total interest expense	$208	$211	$244

(i)
Other primarily includes interest expense on finance leases and accretion on deferred and contingent consideration.

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

The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments:

•
Available-for-sale securities are classified as Level 1 because we use quoted market prices in active markets in determining the fair value of these securities.

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

The following tables present our assets and liabilities measured at fair value on a recurring basis at December 31, 2022 and December 31, 2021:

		Fair Value Measurements on a Recurring Basis at December 31, 2022
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds / exchange traded funds	Prepaid and other current assets and Other non-current assets	$7	$—	$—	$7
	Fiduciary assets	142	—	—	142
Derivatives:
Derivative financial instruments (i)	Prepaid and other current assets and Other non-current assets	$—	$26	$—	$26
Liabilities:
Contingent consideration:
Contingent consideration (ii) (iii)	Other current liabilities and Other non-current liabilities	$—	$—	$40	$40
Derivatives:
Derivative financial instruments (i)	Other current liabilities and Other non-current liabilities	$—	$5	$—	$5

		Fair Value Measurements on a Recurring Basis at December 31, 2021
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds / exchange traded funds	Prepaid and other current assets and Other non-current assets	$9	$—	$—	$9
	Fiduciary assets	152	—	—	152
Certificates of deposit/term deposits	Prepaid and other current assets	200	—	—	200
Derivatives:
Derivative financial instruments (i)	Prepaid and other current assets and Other non-current assets	$—	$18	$—	$18
Liabilities:
Contingent consideration:
Contingent consideration (ii)	Other current liabilities and Other non-current liabilities	$—	$—	$51	$51
Derivatives:
Derivative financial instruments (i)	Other current liabilities and Other non-current liabilities	$—	$—	$—	$—

(i)
See Note 10 — Derivative Financial Instruments for further information on our derivative instruments.
(ii)
Probability weightings are based on our knowledge of the past and planned performance of the acquired entity to which the contingent consideration applies. The fair value weighted-average discount rates used in our material contingent consideration calculations were 10.26% and 11.92% at December 31, 2022 and December 31, 2021, respectively. The range of these discount rates was 3.53% - 13.80% at December 31, 2022. Using different probability weightings and discount rates could result in an increase or decrease of the contingent consideration payable.
(iii)
Consideration due to be paid across multiple years until 2027.

The following table summarizes the change in fair value of the Level 3 liabilities:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	December 31, 2022
Balance at December 31, 2021	$51
Obligations assumed	22
Payments	(22)
Realized and unrealized gains (i)	(10)
Foreign exchange	(1)
Balance at December 31, 2022	$40

(i)
Realized and unrealized losses include accretion and adjustments to contingent consideration liabilities, which are included within Interest expense and Other operating expenses, respectively, on the consolidated statements of comprehensive income.

There were no significant transfers between Levels 1, 2 or 3 during the years ended December 31, 2022 and 2021.

Fair value information about financial instruments not measured at fair value

The following tables present our assets and liabilities not measured at fair value on a recurring basis at December 31, 2021 and 2020:

	December 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Long-term note receivable	$68	$63	$69	$70
Liabilities:
Current debt	$250	$248	$613	$616
Long-term debt	$4,471	$4,069	$3,974	$4,453

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
Note 13 — Retirement Benefits

Defined Benefit Plans

WTW sponsors both qualified and non-qualified defined benefit pension plans throughout the world. The majority of our plan assets and obligations are in the U.S. and the U.K. We have also included disclosures related to defined benefit plans in certain other countries, including Canada, France, Germany, Switzerland and Ireland. Together, these disclosed funded and unfunded plans represent 98% of WTW’s pension obligations and are presented herein. We have removed prior period disclosures pertaining to our post-retirement welfare plans as the Company considers such disclosure to no longer be material.

As part of these obligations, in the U.S., the U.K. and Canada, we have non-qualified plans that provide for the additional pension benefits that would be covered under the qualified plan in the respective country were it not for statutory maximums. The non-qualified plans are unfunded.

The significant plans within each grouping are described below:

United States

Legacy Willis – This plan was frozen in 2009. Approximately 600 WTW employees in the United States have a frozen accrued benefit under this plan.

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

Germany – The defined benefit plans are closed to new entrants and include certain legacy employee populations hired before 2011. These benefits are primarily account-based, with some long-service participants continuing to accrue benefits according to grandfathered final-average-pay formulas.

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

Amounts Recognized in our Consolidated Financial Statements

The following schedules provide information concerning the defined benefit pension plans as of and for the years ended December 31, 2022 and 2021:

	2022			2021
	U.S.	U.K.	Other	U.S.	U.K.	Other
Change in Benefit Obligation
Benefit obligation, beginning of year	$5,096	$4,369	$922	$5,291	$4,843	$955
Service cost	77	12	22	79	17	24
Interest cost	119	70	15	94	56	12
Employee contributions	16	—	1	16	—	—
Actuarial gains	(1,186)	(1,434)	(221)	(170)	(109)	(54)
Settlements	(25)	(5)	(2)	(6)	(9)	(6)
Curtailments	—	—	—	—	11	—
Benefits paid	(226)	(130)	(30)	(209)	(145)	(40)
Plan amendments	—	—	—	—	—	12
Plan (disposal)/addition	—	—	—	—	(257)	46
Other	—	—	2	1	—	—
Foreign currency changes	—	(447)	(54)	—	(38)	(27)
Benefit obligation, end of year	$3,871	$2,435	$655	$5,096	$4,369	$922
Change in Plan Assets
Fair value of plan assets, beginning of year	$4,710	$5,266	$739	$4,357	$5,767	$684
Actual return on plan assets	(694)	(1,622)	(124)	470	(68)	44
Employer contributions	42	33	38	82	42	36
Employee contributions	16	—	1	16	—	—
Settlements	(25)	(5)	(2)	(6)	(9)	(6)
Benefits paid	(226)	(130)	(30)	(209)	(145)	(40)
Plan (disposal)/addition	—	—	—	—	(275)	37
Other	—	—	2	—	—	1
Foreign currency changes	—	(543)	(44)	—	(46)	(17)
Fair value of plan assets, end of year	$3,823	$2,999	$580	$4,710	$5,266	$739
Funded status at end of year	$(48)	$564	$(75)	$(386)	$897	$(183)
Accumulated Benefit Obligation	$3,871	$2,435	$629	$5,096	$4,369	$884
Components on the Consolidated Balance Sheet
Pension benefits assets	$179	$569	$57	$—	$903	$48
Current liability for pension benefits	$(26)	$—	$(5)	$(52)	$—	$(5)
Non-current liability for pension benefits	$(201)	$(5)	$(127)	$(334)	$(6)	$(226)
	$(48)	$564	$(75)	$(386)	$897	$(183)

For the year ended December 31, 2022, bond yields increased, driving an increase in the discount rates and actuarial gains for all plans. The U.K. and Other plans also had favorable effects from foreign exchange on their benefit obligations.

For the year ended December 31, 2021, bond yields increased, driving an increase in the discount rates and actuarial gains for all plans. The U.K. and Other plans also had favorable effects from foreign exchange, and the Miller disposal further reduced obligations for the U.K. plans.

Amounts recognized in accumulated other comprehensive loss as of December 31, 2022 and 2021 consist of:

	2022			2021
	U.S.	U.K.	Other	U.S.	U.K.	Other
Net actuarial loss	$597	$1,497	$36	$776	$1,356	$103
Net prior service loss/(gain)	—	6	9	—	(7)	10
Accumulated other comprehensive loss	$597	$1,503	$45	$776	$1,349	$113

The following table presents the projected benefit obligation and fair value of plan assets for our plans that have a projected benefit obligation in excess of plan assets as of December 31, 2022 and 2021:

	2022			2021
	U.S.	U.K.	Other	U.S.	U.K.	Other
Projected benefit obligation at end of year	$939	$5	$278	$5,096	$7	$476
Fair value of plan assets at end of year	$713	$—	$145	$4,710	$—	$245

The following table presents the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for our plans that have an accumulated benefit obligation in excess of plan assets as of December 31, 2022 and 2021.

	2022			2021
	U.S.	U.K.	Other	U.S.	U.K.	Other
Projected benefit obligation at end of year	$939	$5	$238	$5,096	$7	$458
Accumulated benefit obligation at end of year	$939	$5	$228	$5,096	$7	$437
Fair value of plan assets at end of year	$713	$—	$106	$4,710	$—	$228

The components of the net periodic benefit income and other amounts recognized in other comprehensive (income)/loss for the years ended December 31, 2022, 2021 and 2020 for the defined benefit pension plans are as follows:

	2022			2021			2020
	U.S.	U.K.	Other	U.S.	U.K.	Other	U.S.	U.K.	Other
Components of net periodic benefit (income)/cost:
Service cost	$77	$12	$22	$79	$17	$24	$72	$15	$21
Interest cost	119	70	15	94	56	12	131	73	15
Expected return on plan assets	(331)	(144)	(38)	(312)	(170)	(37)	(291)	(247)	(34)
Amortization of unrecognized prior service (credit)/cost	—	(12)	1	—	(17)	1	—	(17)	—
Amortization of unrecognized actuarial loss	14	29	3	37	27	6	35	23	3
Settlement	4	1	(1)	1	2	2	2	3	1
Curtailment gain	—	—	—	—	(1)	—	—	—	—
Other	—	—	—	1	—	—	—	—	—
Net periodic benefit (income)/cost	$(117)	$(44)	$2	$(100)	$(86)	$8	$(51)	$(150)	$6
Other changes in plan assets and benefit obligations recognized in other comprehensive (income)/loss:
Net actuarial (gain)/loss	$(161)	$332	$(59)	$(328)	$140	$(61)	$198	$151	$35
Amortization of unrecognized actuarial loss	(14)	(29)	(3)	(37)	(27)	(6)	(35)	(23)	(3)
Prior service cost	—	—	—	—	—	12	—	9	—
Amortization of unrecognized prior service credit/(cost)	—	12	(1)	—	17	(1)	—	17	—
Settlement	(4)	(1)	1	(1)	(2)	(2)	(2)	(3)	(1)
Curtailment gain	—	—	—	—	1	—	—	—	—
Plan (disposal)/addition	—	—	—	—	(34)	8	—	—	—
Total recognized in other comprehensive (income)/loss	(179)	314	(62)	(366)	95	(50)	161	151	31
Total recognized in net periodic benefit (income)/cost and other comprehensive (income)/loss	$(296)	$270	$(60)	$(466)	$9	$(42)	$110	$1	$37

Assumptions Used in the Valuations of the Defined Benefit Pension Plans

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

The following assumptions were used in the valuations of WTW’s defined benefit pension plans. The assumptions presented for the U.S. plans represent the weighted-average of rates for all U.S. plans. The assumptions presented for the U.K. plans represent the weighted-average of rates for the U.K. plans. The assumptions presented for the Other plans represent the weighted-average of rates for the Canada, France, Germany, Switzerland and Ireland plans.

The assumptions used to determine net periodic benefit cost for the fiscal years ended December 31, 2022, 2021 and 2020 were as follows:

	Years ended December 31,
	2022			2021			2020
	U.S.	U.K.	Other	U.S.	U.K.	Other	U.S.	U.K.	Other
Discount rate - PBO	2.8%	1.9%	2.0%	2.5%	1.5%	1.7%	3.3%	2.0%	2.1%
Discount rate - service cost	3.0%	1.9%	2.4%	2.7%	1.6%	2.3%	3.4%	2.1%	2.5%
Discount rate - interest cost on service cost	2.5%	1.8%	2.2%	2.0%	1.4%	2.0%	2.8%	1.9%	2.4%
Discount rate - interest cost on PBO	2.4%	1.8%	1.8%	1.8%	1.2%	1.3%	2.8%	1.8%	1.9%
Expected long-term rate of return on assets	7.2%	3.0%	5.4%	7.2%	3.1%	5.4%	7.7%	5.0%	5.9%
Rate of increase in compensation levels	4.3%	3.4%	2.3%	4.3%	3.0%	2.3%	4.3%	3.0%	2.3%

The following tables present the assumptions used in the valuation to determine the projected benefit obligation for the fiscal years ended December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
	U.S.	U.K.	Other	U.S.	U.K.	Other
Discount rate	5.4%	5.0%	4.3%	2.8%	1.9%	2.0%
Rate of increase in compensation levels	4.3%	3.4%	2.4%	4.3%	3.4%	2.3%

The expected return on plan assets was determined on the basis of the weighted-average of the expected future returns of the various asset classes, using the target allocations shown below. The Company’s pension plan asset target allocations as of December 31, 2022 were as follows (note the French plan is unfunded):

	U.S.		U.K.		Switzerland	Canada	Germany	Ireland
Asset Category	WTW	Willis	Willis	Towers Watson	WTW	WTW	WTW	Willis	Towers Watson
Equity securities	23%	30%	—%	1%	49%	40%	36%	29%	40%
Debt securities	33%	33%	28%	22%	18%	50%	61%	29%	30%
Real estate	6%	11%	—%	2%	28%	5%	—%	3%	—%
Other	38%	26%	72%	75%	5%	5%	3%	39%	30%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

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
•
Level 2: refers to fair values estimated using observable market-based inputs or unobservable inputs that are corroborated by market data; and
•
Level 3: includes fair values estimated using unobservable inputs that are not corroborated by market data.

The fair values of our U.S. plan assets by asset category at December 31, 2022 and 2021 are as follows:

	December 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset category:
Cash	$15	$—	$—	$15	$5	$—	$—	$5
Short-term securities	—	89	—	89	—	65	—	65
Pooled/commingled funds	—	—	—	1,945	—	—	—	2,788
Private equity	—	—	—	612	—	—	—	537
Hedge funds	—	—	—	1,160	—	—	—	1,315
Total assets	$15	$89	$—	$3,821	$5	$65	$—	$4,710

The fair values of our U.K. plan assets by asset category at December 31, 2022 and 2021 are as follows:

	December 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset category:
Cash	$125	$—	$—	$125	$389	$—	$—	$389
Government bonds	1,267	—	—	1,267	2,610	—	—	2,610
Corporate bonds	—	335	—	335	—	504	—	504
Other fixed income	—	189	—	189	—	519	—	519
Pooled/commingled funds	—	—	—	1,255	—	—	—	1,537
Mutual funds	—	—	—	—	—	—	—	12
Private equity	—	—	—	20	—	—	—	25
Derivatives	—	229	—	229	—	226	—	226
Real estate	—	—	—	121	—	—	—	152
Insurance contracts	—	—	40	40	—	—	69	69
Total assets	$1,392	$753	$40	$3,581	$2,999	$1,249	$69	$6,043

Liability category:
Repurchase agreements	—	484	—	484	—	777	—	777
Derivatives	—	98	—	98	—	—	—	—
Net assets	$1,392	$171	$40	$2,999	$2,999	$472	$69	$5,266

The fair values of our Other plan assets by asset category at December 31, 2022 and 2021 are as follows:

	December 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset category:
Cash	$3	$—	$—	$3	$4	$—	$—	$4
Pooled/commingled funds	—	—	—	501	—	—	—	648
Hedge funds	—	—	—	32	—	—	—	43
Insurance contracts	—	—	5	5	—	—	7	7
Investment in multiple- employer pension plan	—	—	39	39	—	—	37	37
Total assets	$3	$—	$44	$580	$4	$—	$44	$739
We evaluate the need to transfer between levels based upon the nature of the financial instrument and size of the transfer relative to the total net assets of the plans. There were no significant transfers between Levels 1, 2 or 3 in the fiscal years ended December 31, 2022 and 2021.

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

The following table reconciles the net plan investments to the total fair value of the plan assets:

	December 31,
	2022	2021
Net assets held in investments	$7,400	$10,715
Net receivable for investments purchased	2	—
Fair value of plan assets	$7,402	$10,715

Level 3 investments

As a result of the inherent limitations related to the valuations of the Level 3 investments, due to the unobservable inputs of the underlying funds, the estimated fair values may differ significantly from the values that would have been used had a market for those investments existed.

The following table sets forth a summary of changes in the fair value of the plans’ Level 3 assets for the fiscal year ended December 31, 2022:

Level 3 Roll Forward
Beginning balance at December 31, 2021	$113
Purchases	5
Unrealized loss	(26)
Foreign exchange	(8)
Ending balance at December 31, 2022	$84

Contributions and Benefit Payments

Funding is based on actuarially-determined contributions and is limited to amounts that are currently deductible for tax purposes. Since funding calculations are based on different measurements than those used for accounting purposes, pension contributions are not equal to net periodic pension costs.

The following table sets forth our projected pension contributions to our qualified plans for fiscal year 2023, as well as the pension contributions to our qualified plans in fiscal years 2022 and 2021:

	2023 (Projected)	2022 (Actual)	2021 (Actual)
U.S.	$—	$1	$60
U.K.	$31	$32	$41
Other	$23	$25	$25

Expected benefit payments from our defined benefit pension plans to current plan participants, including the effects of their expected future service, as appropriate, are as follows:

	Benefit Payments
Fiscal Year	U.S.	U.K.	Other	Total
2023	$270	$126	$33	$429
2024	279	117	28	424
2025	285	119	29	433
2026	293	128	31	452
2027	297	133	33	463
Years 2028 – 2032	1,497	710	190	2,397
	$2,921	$1,333	$344	$4,598

Defined Contribution Plans

We have defined contribution plans covering eligible employees in many countries. The most significant plans are in the U.S. and U.K. and are described here.

We have a U.S. defined contribution plan covering all eligible employees of WTW. The plan allows participants to make pre-tax and Roth after-tax contributions, and the Company provides a 100% match on the first 1% of employee contributions and a 50% match on the next 5% of employee contributions. Employees vest in the Company match upon two years of service. All investment assets of the plan are held in a trust account administered by independent trustees.

Our U.K. pension plans provide for a defined contribution component as part of a master trust. We make contributions to the plan, a portion of which represents matching contributions made by the participants up to a maximum rate.

We had defined contribution plan expense for the years ended December 31, 2022, 2021 and 2020 amounting to $148 million, $155 million and $160 million, respectively.
Note 14 — Leases

The following tables present amounts recorded on our consolidated balance sheets at December 31, 2022 and 2021, classified as either operating or finance leases. Operating leases are presented separately on our consolidated balance sheets. For the finance leases, the ROU assets are included in fixed assets, net, and the liabilities are classified within Other current liabilities and Other non-current liabilities.

	December 31, 2022			December 31, 2021
	Operating Leases	Finance Leases	Total Leases	Operating Leases	Finance Leases	Total Leases
Right-of-use assets	$586	$4	$590	$720	$6	$726
Current lease liabilities	126	4	130	150	4	154
Long-term lease liabilities	620	12	632	734	15	749

The following tables present amounts recorded on our consolidated statements of comprehensive income for the years ended December 31, 2022, 2021 and 2020:

	Years ended December 31,
	2022	2021	2020
Finance lease cost:
Amortization of right-of-use assets	$2	$1	$2
Interest on lease liabilities	2	3	3
Operating lease cost	175	192	181
Short-term lease cost	—	1	1
Variable lease cost	71	52	53
Sublease income	(15)	(20)	(21)
Total lease cost, net	$235	$229	$219

The total lease cost is recognized in different locations in our consolidated statements of comprehensive income. Amortization of the finance lease ROU assets is included in depreciation, while the interest cost component of these finance leases is included in interest expense. All other costs are included in other operating expenses, with the exception of $57 million and $19 million incurred during the years ended December 31, 2022 and 2021, respectively, that were included in restructuring costs (see Note 6 — Restructuring Costs) that primarily related to the acceleration of amortization or impairment of certain abandoned ROU assets and the payment of early termination fees. There are no significant lease costs that have been included as discontinued operations in the consolidated statements of comprehensive income during the years ended December 31, 2022, 2021 and 2020.

Cash paid for amounts included in the measurement of lease liabilities for the years ended December 31, 2022, 2021 and 2020, as well as its location in the consolidated statements of cash flows, is as follows:

	Years ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Operating leases	$173	$186	$190
Finance leases	2	3	3
Cash flows used in financing activities:
Finance leases	4	3	3
Total lease payments	$179	$192	$196

Non-cash additions to our operating lease ROU assets, net of modifications, were $65 million, $37 million and $70 million during the years ended December 31, 2022, 2021 and 2020, respectively.

Our operating and finance leases have the following weighted-average terms and discount rates as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average term (in years)	6.9	3.1	7.5	4.1
Weighted-average discount rate	3.4%	12.7%	3.3%	12.7%

The maturity of our lease liabilities on an undiscounted basis, including a reconciliation to the total lease liabilities reported on the consolidated balance sheet as of December 31, 2022, is as follows:

	Operating Leases	Finance Leases	Total Leases
2023	$148	$6	$154
2024	136	6	142
2025	123	6	129
2026	103	1	104
2027	82	—	82
Thereafter	249	—	249
Total future lease payments	841	19	860
Interest	(95)	(3)	(98)
Total lease liabilities	$746	$16	$762

Note 15 — Commitments and Contingencies

Guarantees

Guarantees issued by certain of WTW’s subsidiaries with respect to the senior notes and credit facilities are discussed in Note 11 — Debt.

Certain of WTW’s subsidiaries in the U.S. and the U.K. have given the landlords of some leased properties occupied by the Company guarantees with respect to the repayment of the lease obligations. The operating lease obligations subject to such guarantees amounted to $399 million and $498 million at December 31, 2022 and 2021, respectively. The finance lease obligations subject to such guarantees amounted to $3 million and $4 million at December 31, 2022 and 2021, respectively.

Acquisition liabilities

In addition to the contingent consideration that may be payable related to our acquisitions (see Note 12 — Fair Value Measurements), we have deferred consideration of $6 million at December 31, 2022, which is payable in 2023. The Company did not have any deferred consideration at December 31, 2021.

Other contractual obligations

For certain subsidiaries and associates, the Company has the right to purchase shares (a call option) from co-shareholders at various dates in the future. In addition, the co-shareholders of certain subsidiaries and associates have the right to sell their shares (a put option) to the Company at various dates in the future. Generally, the exercise prices of such put options and call options are formula-based (using revenue and earnings) and are designed to reflect fair value. Based on current projections of profitability and exchange rates, and assuming the put options are exercised, the potential amount payable from these put options is not expected to exceed $16 million.

Additionally, the Company has capital commitments with Trident V Parallel Fund, LP, an investment fund managed by Stone Point Capital, and Dowling Capital Partners I, LP. At December 31, 2022, the Company is obligated to make capital contributions of approximately $2 million, collectively, to these funds.

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

Errors and omissions claims, lawsuits, and other proceedings arising in the ordinary course of business are covered in part by professional indemnity or other appropriate insurance. The terms of this insurance vary by policy year. Regarding self-insured risks, the Company has established provisions which are believed to be adequate in light of current information and legal advice, or, in certain cases, where a range of loss exists, the Company accrues the minimum amount in the range if no amount within the range is a better estimate than any other amount. The Company adjusts such provisions from time to time according to developments. See Note 16 — Supplementary Information for Certain Balance Sheet Accounts for the amounts accrued at December 31, 2022 and 2021 in the consolidated balance sheets.

On the basis of current information, the Company does not expect that the actual claims, lawsuits and other proceedings to which it is subject, or potential claims, lawsuits, and other proceedings relating to matters of which it is aware, will ultimately have a material adverse effect on its financial condition, results of operations or liquidity. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation and disputes with insurance companies, it is possible that an adverse outcome or settlement in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in a particular quarterly or annual period.

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

Note 16 — Supplementary Information for Certain Balance Sheet Accounts

Additional details of specific balance sheet accounts are detailed below.

Prepaid and other current assets consist of the following:

	December 31, 2022	December 31, 2021
Prepayments and accrued income	$132	$137
Short-term investments	—	200
Deferred contract costs	71	74
Derivatives and investments	43	35
Deferred compensation plan assets	16	19
Corporate income and other taxes	89	82
Acquired renewal commissions receivable	9	11
Other current assets	54	54
Total prepaid and other current assets	$414	$612

Other non-current assets consist of the following:

	December 31, 2022	December 31, 2021
Prepayments and accrued income	$10	$11
Deferred contract costs	126	115
Deferred compensation plan assets	74	109
Deferred tax assets	68	79
Accounts receivable, net	9	23
Acquired renewal commissions receivable	29	52
Long-term note receivable	68	69
Other investments	90	55
Insurance recovery receivables	80	96
Non-current contract assets	745	532
Other non-current assets	58	61
Total other non-current assets	$1,357	$1,202

Deferred revenue and accrued expenses consist of the following:

	December 31, 2022	December 31, 2021
Accounts payable, accrued liabilities and deferred income	$975	$898
Accrued discretionary and incentive compensation	708	811
Accrued vacation	142	145
Other employee-related liabilities	90	72
Total deferred revenue and accrued expenses	$1,915	$1,926

Other current liabilities consist of the following:

	December 31, 2022	December 31, 2021
Dividends payable	$102	$112
Income taxes payable	83	260
Interest payable	49	55
Deferred compensation plan liabilities	14	49
Contingent and deferred consideration on acquisitions	17	24
Accrued retirement benefits	32	65
Payroll and other benefits-related liabilities	225	230
Derivatives	4	—
Third-party commissions	124	101
Other current liabilities	66	119
Total other current liabilities	$716	$1,015

Provision for liabilities consists of the following:

	December 31, 2022	December 31, 2021
Claims, lawsuits and other proceedings	$296	$311
Other provisions	61	64
Total provision for liabilities	$357	$375

Other non-current liabilities consist of the following:

	December 31, 2022	December 31, 2021
Deferred compensation plan liability	$74	$109
Contingent and deferred consideration on acquisitions	29	27
Liabilities for uncertain tax positions	40	43
Finance leases	12	15
Other non-current liabilities	66	59
Total other non-current liabilities	$221	$253

Note 17 — Other Income, Net

Other income, net consists of the following:

	Years ended December 31,
	2022	2021	2020
Gain on disposal of operations (i)	$7	$379	$81
Net periodic pension and postretirement benefit credits	272	303	304
Interest in earnings of associates and other investments	4	8	6
Foreign exchange gain (ii)	—	8	3
Other	5	3	2
Other income, net	$288	$701	$396

(i)
For the year ended December 31, 2022, includes a $24 million non-cash revaluation gain related to an acquisition completed in stages.
(ii)
Includes the offsetting effects of the Company's foreign currency hedging program. See Note 10 — Derivative Financial Instruments.

Note 18 — Accumulated Other Comprehensive Loss

The components of other comprehensive (loss)/income are as follows:

	December 31, 2022			December 31, 2021			December 31, 2020
	Before tax amount	Tax	Net of tax amount	Before tax amount	Tax	Net of tax amount	Before tax amount	Tax	Net of tax amount
Other comprehensive (loss)/income:
Foreign currency translation	$(499)	$—	$(499)	$(87)	$—	$(87)	$139	$—	$139
Defined pension and post-retirement benefits	87	(22)	65	343	(83)	260	(342)	76	(266)
Derivative instruments	(6)	4	(2)	(1)	3	2	(5)	1	(4)
Other comprehensive (loss)/income	(418)	(18)	(436)	255	(80)	175	(208)	77	(131)
Less: Other comprehensive loss/(income) attributable to non-controlling interests	1	—	1	(2)	—	(2)	(1)	—	(1)
Other comprehensive (loss)/income attributable to WTW	$(417)	$(18)	$(435)	$253	$(80)	$173	$(209)	$77	$(132)

Changes in accumulated other comprehensive loss, net of non-controlling interests and net of tax are provided in the following table. This table excludes amounts attributable to non-controlling interests, which are not material for further disclosure.

	Foreign currency translation	Derivative instruments (i)	Defined pension and post- retirement benefit costs (ii)	Total
Balance, January 1, 2020	$(538)	$13	$(1,702)	$(2,227)
Other comprehensive income/(loss) before reclassifications	138	(12)	(298)	(172)
Loss reclassified from accumulated other comprehensive loss (net of income tax benefit of $11)	—	8	32	40
Net other comprehensive income/(loss)	138	(4)	(266)	(132)
Balance, December 31, 2020	$(400)	$9	$(1,968)	$(2,359)
Other comprehensive (loss)/income before reclassifications	(133)	9	191	67
Loss/(gain) reclassified from accumulated other comprehensive loss (net of income tax benefit of $12) (iii)	44	(7)	69	106
Net other comprehensive (loss)/income	(89)	2	260	173
Balance, December 31, 2021	$(489)	$11	$(1,708)	$(2,186)
Other comprehensive (loss)/income before reclassifications	(498)	(3)	41	(460)
Loss reclassified from accumulated other comprehensive loss (net of income tax benefit of $9)	—	1	24	25
Net other comprehensive (loss)/income	(498)	(2)	65	(435)
Balance, December 31, 2022	$(987)	$9	$(1,643)	$(2,621)

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

Note 19 — Share-based Compensation

Amounts related to discontinued operations in the tables and other disclosures below were not material during the years ended December 31, 2022, 2021 and 2020.

Plan Summaries

On December 31, 2022, the Company had a number of open share-based compensation plans, which provide for the granting of time-based and performance-based options, time-based and performance-based restricted stock units, and various other share-based grants to employees. All of the Company’s share-based compensation plans under which any options, restricted stock units (‘RSUs’) or other share-based grants are outstanding as of December 31, 2022 are described below.

During 2022, approximately 429,000 shares were issued under employee stock compensation plans, which is net of shares withheld for taxes and option costs. The total issued shares included approximately 316,000 RSUs that vested in a prior year. See below for further detail on the options exercised and RSUs vested in 2022.

The compensation cost that has been recognized for these plans for the years ended December 31, 2022, 2021 and 2020 was $99 million, $101 million and $90 million, respectively. Of the $99 million compensation cost for the year ended December 31, 2022, $27 million was recognized as transaction and transformation expense. The total income tax benefits recognized in the consolidated statements of comprehensive income for share-based compensation arrangements for the years ended December 31, 2022, 2021, and 2020 were $18 million, $17 million and $15 million, respectively.

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

There were 3,711,668 shares remaining available for grant under this plan as of December 31, 2022. Options are exercisable on a variety of dates, including from the second, third, fourth or fifth anniversary of the grant date. The 2012 Plan shall continue in effect until terminated by the board of directors, except that no incentive stock option may be granted under the 2012 Plan after April 21, 2026 or after its expiration. That termination will not affect the validity of any grants outstanding at that date.

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

Options

There were no options granted during the years ended December 31, 2022, 2021 and 2020.

Award Activity

Classification of options as time-based or performance-based is dependent on the original terms of the award. Performance conditions on the options have been met. A summary of option activity under the plans at December 31, 2022, and changes during the year then ended is presented below:

	Options (thousands)	Weighted- Average Exercise Price (i)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Time-based stock options
Balance as of December 31, 2021	28	$117.45
Exercised	(12)	$118.90
Cancelled	(1)	$117.92
Balance as of December 31, 2022	15	$116.27	0.8 years	$2
Options vested or expected to vest at December 31, 2022	15	$116.27	0.8 years	$2
Options exercisable at December 31, 2022	15	$116.27	0.8 years	$2
Performance-based stock options
Balance as of December 31, 2021	91	$110.58
Exercised	(91)	$110.58
Balance as of December 31, 2022	—	$—	N/A	$—
Options vested or expected to vest at December 31, 2022	—	$—	N/A	$—
Options exercisable at December 31, 2022	—	$—	N/A	$—

(i)
Certain options are exercisable in Pounds sterling and are converted to dollars using the exchange rate at December 31, 2022.

The total intrinsic values of time-based options exercised during the years ended December 31, 2022, 2021 and 2020 were $1 million, $7 million and $17 million, respectively. At December 31, 2022, there is no unrecognized compensation cost under time-based plans.

The total intrinsic value of performance-based options exercised during the year ended December 31, 2022 was $9 million; during the year ended December 31, 2021, total intrinsic value was $23 million, and was less than $1 million for the year ended December 31, 2020. At December 31, 2022, there is no unrecognized compensation cost related to the performance-based stock option plans.

Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2022, 2021 and 2020 was $7 million, $10 million and $16 million, respectively. The actual tax benefit recognized for the tax deductions from option exercises of the share-based payment arrangements totaled $11 million, $8 million and $5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Equity-settled RSUs

Valuation Assumptions

The grant date fair value of each time-based RSU is equal to the grant date stock price. Performance-based RSUs granted during the year ended December 31, 2022, contain only non-market-based performance targets, and the grant date fair value of these awards is equal to the grant date stock price. Because performance-based RSUs granted during the years ended December 31, 2021 and December 31, 2020 contain market-based performance targets, the fair value is estimated on the grant date using a Monte-Carlo simulation that uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s shares. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The assumptions noted in the table below represent the weighted average of each assumption for each grant during the year.

	Years ended December 31,
	2021	2020
Expected volatility	29.1%	24.2%
Expected dividend yield	—%	—%
Expected life (years)	2.9	2.9
Risk-free interest rate	0.3%	0.4%

Award Activity

A summary of time-based and performance-based RSU activity under the plans at December 31, 2022, and changes during the year then ended, is presented below:

	Shares (thousands)	Weighted- Average Grant Date Fair Value
Time-based RSUs
Balance as of December 31, 2021	388	$240.77
Granted	100	$226.84
Vested	(35)	$242.82
Forfeited	(41)	$240.73
Balance as of December 31, 2022	412	$237.23
Performance-based RSUs
Balance as of December 31, 2021	468	$280.46
Granted	186	$237.57
Vested	(32)	$302.69
Forfeited	(34)	$267.79
Balance as of December 31, 2022	588	$266.39

Time-based RSUs approximating 35,000, 15,000 and 13,000 vested during the years ended December 31, 2022, 2021 and 2020, respectively, with average share prices of $202.80, $250.83 and $195.69, respectively. At December 31, 2022 there was $60 million of total unrecognized compensation cost related to the time-based RSU plan; that cost is expected to be recognized over a weighted-average period of 1.8 years.

Performance-based RSUs approximating 32,000, 133,000 and 416,000 vested during the years ended December 31, 2022, 2021 and 2020, respectively, with average share prices of $197.55, $224.79 and $185.30, respectively. At December 31, 2022 there was $49 million of total unrecognized compensation cost related to the performance-based RSU plan; that cost is expected to be recognized over a weighted-average period of 1.7 years.

The actual tax benefits recognized for the tax deductions from RSUs that vested totaled $23 million, $12 million and $7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The amounts reflected above include awards which will be cash-settled due to local requirements. These awards are classified as liabilities in our consolidated balance sheets and are not material.

Phantom RSUs

During the years ended December 31, 2022 and 2021 cash payments totaling $32 million and $52 million, respectively, were made related to phantom stock units. There were no cash payments related to phantom stock during the year ended December 31, 2020. Phantom stock units are cash-settled awards with final payout based on the performance of the Company’s stock. Since the awards are cash-settled, they are considered a liability. Expense is recognized over the service period. The liability is remeasured at the end of each reporting period, and changes in fair value are recognized as compensation cost. There is no remaining liability or unearned compensation related to phantom stock as of December 31, 2022. The Company did not grant phantom stock during 2022, 2021 and 2020.

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

Basic and diluted earnings per share are as follows:

	Years ended December 31,
	2022	2021	2020
Income from continuing operations	$1,064	$2,156	$762
Less: income attributable to non-controlling interests	(15)	(14)	(24)
Income from continuing operations attributable to WTW	$1,049	$2,142	$738

(Loss)/income from discontinued operations, net of tax	$(40)	$2,080	$258

Basic weighted-average number of shares outstanding	112	128	130
Dilutive effect of potentially issuable shares	—	1	—
Diluted weighted-average number of shares outstanding	112	129	130

Basic earnings per share from continuing operations attributable to WTW	$9.36	$16.68	$5.69
Dilutive effect of potentially issuable shares	(0.02)	(0.05)	(0.02)
Diluted earnings per share from continuing operations attributable to WTW	$9.34	$16.63	$5.67

Basic (loss)/earnings per share from discontinued operations, net of tax	$(0.36)	$16.20	$1.99
Dilutive effect of potentially issuable shares	—	(0.05)	(0.01)
Diluted (loss)/earnings per share from discontinued operations, net of tax	$(0.36)	$16.15	$1.98

There were no anti-dilutive options for the years ended December 31, 2022, 2021 and 2020. For the years ended December 31, 2022, 2021 and 2020, 0.2 million, 0.3 million and 0.1 million RSUs, respectively, were not included in the computation of the dilutive effect of potentially issuable shares because their effect was anti-dilutive.

Note 21 — Supplemental Disclosures of Cash Flow Information

Supplemental disclosures regarding cash flow information and non-cash investing and financing activities are as follows:

	As of and for the Years Ended December 31,
	2022	2021	2020
Supplemental disclosures of cash flow information:
Cash and cash equivalents	$1,262	$4,486	$2,039
Fiduciary funds (included in fiduciary assets)	3,459	3,203	4,205
Cash and cash equivalents and fiduciary funds (included in current assets held for sale)	—	2	50
Other restricted cash (included in prepaids and other current assets)	—	—	7
Total cash, cash equivalents and restricted cash	$4,721	$7,691	$6,301

(Decrease)/increase in cash, cash equivalents and other restricted cash	$(3,177)	$2,425	$1,180
Increase/(decrease) in fiduciary funds	371	(908)	812
Total	$(2,806)	$1,517	$1,992

Cash payments for income taxes, net	$428	$570	$310
Cash payments for interest	$201	$212	$229
Cash acquired	$30	$5	$10
Supplemental disclosures of non-cash investing and financing activities:
Non-cash consideration received	$63	$—	$—
Fair value of deferred and contingent consideration related to acquisitions	$28	$21	$9

Note 22 — Quarterly Financial Data (Unaudited)

WTW presents the following quarterly financial data for 2021. No changes to the data provided below have been made during the current year, and no changes have been made to 2022 quarterly data previously filed within our Quarterly Reports on Form 10-Q for the quarters ended September 30, June 30, and March 31, 2022.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our chief executive officer (‘CEO’) and chief financial officer (‘CFO’), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘Exchange Act’), as of the end of the period covered by this annual report. Based upon that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2022 in providing reasonable assurance that the information required to be disclosed in the periodic reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including the CEO and the CFO, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act in the quarter and year ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our CEO and CFO, and overseen by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (‘U.S. GAAP’), and includes those policies and procedures that:

(1)
Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Management is responsible for establishing and maintaining the adequacy and effectiveness of our internal control over financial reporting. Under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the report entitled Internal Control — Integrated Framework (2013). Based on this evaluation, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2022.

The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report titled “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting,” which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Willis Towers Watson Public Limited Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Willis Towers Watson Public Limited Company and subsidiaries (the ‘Company’) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘COSO’). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (‘PCAOB’), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 24, 2023, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Philadelphia, PA

February 24, 2023

ITEM 9B. OTHER INFORMATION

Disclosures Required Pursuant to Section 13(r) of the Securities Exchange Act of 1934

Set forth below is a description of a matter reported pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act. Concurrently with this Annual Report on Form 10-K, we are filing a notice pursuant to Section 13(r) of the Exchange Act that the matter has been disclosed herein.

Willis Limited, WTW’s main broking entity in the U.K., at the request and on behalf of certain reinsured clients, has obtained reinsurance coverage from the F.A.I.R. Aviation Pool (‘the Pool’), which is managed by Société Centrale de Réassurance, a Moroccan entity (‘SCR Maroc’). The membership of the Pool changes each policy year, but has in some, but not all, years included Iranian (re)insurance carriers, namely Bimeh Markazi Iran, Bimeh Asia (Asia Insurance Co), and Bimeh Iran (Iran Insurance Co) (collectively, the ‘Iranian Carriers’). As a broker, Willis Limited has, on behalf of its reinsured clients, made premium payments to SCR Maroc (acting on behalf of the Pool) and received claims payments from SCR Maroc (acting on behalf of the Pool), at times offset against premium payments owed to the Pool. Willis Limited has not made any payments to or received any payments from the Iranian Carriers directly. However, based on currently known information, our belief is that SCR Maroc may have paid to (or received from) Iranian Carriers a portion of those amounts corresponding to their share of the Pool for the relevant underwriting year. We do not believe, based on current information, that the Company teams working on the placement understood or intended the connections with Iranian Carriers described above.

Since 2013, Willis Limited has made seven premium or netted premium/claim payments to SCR Maroc where Iranian Carriers were members of the Pool for the relevant policy year, in amounts equal to $134,728.12 plus EUR 7,242.40 in the aggregate. From these payments, Willis Limited retained commission of $21,860.71 plus EUR 2,566.86 in the aggregate.

An affiliate of Willis Limited has submitted a voluntary self-disclosure to the U.S. Office of Foreign Assets Control (‘OFAC’) in relation to the above-described U.S. dollar transactions. It intends to cooperate fully with any investigation by OFAC.

The Company does not intend to engage in future transactions or dealings with the Iranian Carriers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to the Company’s Securities Authorized for Issuance Under Equity Compensation Plans as required by Item 201(d) of Regulation S-K is incorporated herein by reference to Item 5 of this Annual Report on Form 10-K. All other information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than 120 days after the end of the Company’s fiscal year.

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

a)
The following documents have been included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements of Willis Towers Watson Public Limited Company

Financial Statements:

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2022

Consolidated Balance Sheets at December 31, 2022 and 2021

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2022

Consolidated Statements of Changes in Equity for each of the three years in the period ended December 31, 2022

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

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Schedule/ Form	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of June 29, 2015, by and among Willis Group Holdings plc, Citadel Merger Sub, Inc. and Towers Watson & Co	8-K	2.1	June 30, 2015
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated November 19, 2015, by and among Willis, Merger Sub and Towers Watson	8-K	2.1	November 20, 2015
3.1	Amended and Restated Memorandum and Articles of Association of Willis Towers Watson Public Limited Company	8-K	3.1	June 15, 2017
4.1	Description of Willis Towers Watson Public Limited Company’s ordinary shares	10-K	4.1	February 26, 2020

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Schedule/ Form	Exhibit	Filing Date	Filed Herewith
4.2	Indenture, dated as of August 15, 2013, by and among Trinity Acquisition Limited, as issuer, Willis Group Holdings Public Limited Company, Willis Netherlands Holdings B.V., Willis North America Inc., Willis Investment UK Holdings Limited, TA I Limited and Willis Group Limited, as guarantors, and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee	8-K	4.1	August 15, 2013
4.3	First Supplemental Indenture, dated as of August 15, 2013, supplemental to the Indenture dated as of August 15, 2013	8-K	4.2	August 15, 2013
4.4	Second Supplemental Indenture, dated as of March 9, 2016, supplemental to the Indenture, dated as of August 15, 2013	8-K	4.3	March 10, 2016
4.5	Third Supplemental Indenture, dated as of March 22, 2016, supplemental to the Indenture, dated as of August 15, 2013	8-K	4.1	March 22, 2016
4.6	Fifth Supplemental Indenture, dated as of August 11, 2017, supplemental to the Indenture dated as of August 15, 2013	8-K	4.3	August 16, 2017
4.7	Indenture, dated as of May 16, 2017, among Willis North America Inc., as issuer, Willis Towers Watson Public Limited Company, Willis Towers Watson Sub Holdings Unlimited Company, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, WTW Bermuda Holdings Ltd., Trinity Acquisition plc and Willis Group Limited, as guarantors, and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as Trustee	8-K	4.1	May 16, 2017
4.8	First Supplemental Indenture, dated as of May 16, 2017, supplemental to the Indenture dated as of May 16, 2017	8-K	4.2	May 16, 2017
4.9	Second Supplemental Indenture, dated as of August 11, 2017, supplemental to the Indenture dated as of May 16, 2017	8-K	4.4	August 16, 2017
4.10	Third Supplemental Indenture, dated as of September 10, 2018, supplemental to the Indenture dated as of May 16, 2017	8-K	4.1	September 10, 2018
4.11	Fourth Supplemental Indenture, dated as of September 10, 2019, supplemental to the Indenture dated as of May 16, 2017	8-K	4.1	September 10, 2019
4.12	Fifth Supplemental Indenture, dated as of May 19, 2022, supplemental to the Indenture dated as of May 16, 2017	8-K	4.1	May 19, 2022
4.13	Officers’ Certificate of the Issuer and the Guarantors (including Form of Willis North America Inc.'s 2.95% Senior Note due 2029 and 3.875% Senior Note due 2049), dated as of May 29, 2020	8-K	4.1	May 29, 2020
4.14	Form of Indenture among Willis Towers Watson Public Limited Company, as issuer, Willis Towers Watson Sub Holdings Unlimited Company, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Willis Towers Watson UK Holdings Limited, Trinity Acquisition plc, Willis Group Limited and Willis North America Inc., as guarantors, and Computershare Trust Company, N.A., as Trustee	S-3	4.6	February 28, 2022
10.1^	Second Amended and Restated Credit Agreement, dated as of October 6, 2021, among, Trinity Acquisition plc and its indirect subsidiaries, Willis North America Inc. and Willis Netherlands Holdings B.V., Willis Towers Watson Public Limited Company, the lenders party thereto and Barclays Bank PLC, as Administrative Agent	8-K	10.1	October 7, 2021

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Schedule/ Form	Exhibit	Filing Date	Filed Herewith
10.2	Second Amended and Restated Guaranty Agreement, dated as of October 6, 2021, among, Trinity Acquisition plc, Willis Towers Watson Public Limited Company, the other guarantors party thereto and Barclays Bank PLC, as Administrative Agent	8-K	10.2	October 7, 2021
10.3	Deed Poll of Assumption, dated as of December 31, 2009, by and between Willis Group Holdings Limited and Willis Group Holdings Public Limited Company	8-K	10.4	January 4, 2010
10.4	Security and Asset Purchase Agreement, dated as of August 12, 2021, by and between Willis Towers Watson plc and Arthur J. Gallagher & Co.	8-K	10.1	August 16, 2021
10.5	Letter Agreement, dated December 1, 2021, by and between Willis Towers Watson plc and Arthur J. Gallagher & Co.	8-K	10.1	December 6, 2021
10.6†	Willis Towers Watson Public Limited Company 2012 Equity Incentive Plan	DEF14A	A	April 28, 2022
10.7†	Form of Time-Based Share Option Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan	10-Q	10.1	August 9, 2012
10.8†	Form of 2012 Equity Incentive Plan (As Amended and Restated) Restricted Share Unit Award Agreement for Non-Employee Directors under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan	10-K	10.9	February 24, 2022
10.9†	Rules of the Willis Group Holdings Public Limited Company 2012 Sharesave Sub-Plan for the United Kingdom to the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan	10-K	10.32	February 28, 2013
10.10†	Amended and Restated Willis U.S. 2005 Deferred Compensation Plan	8-K	10.1	November 20, 2009
10.11†	First Amendment to the Amended and Restated Willis U.S. 2005 Deferred Compensation Plan, effective June 1, 2011	10-Q	10.1	August 9, 2011
10.12†	Second Amendment to the Amended and Restated Willis U.S. 2005 Deferred Compensation Plan	10-Q	10.6	November 5, 2013
10.13†	Amendment 2017-1 to the Amended and Restated Willis U.S. 2005 Deferred Compensation Plan	10-K	10.34	February 28, 2018
10.14†	Amendment 2019-1 to the Amended and Restated Willis U.S. 2005 Deferred Compensation Plan	10-Q	10.2	November 1, 2019
10.15†	Form of Deed of Indemnity of Willis Towers Watson Public Limited Company	8-K	10.1	January 5, 2016
10.16†	Form of Indemnification Agreement of Willis North America Inc.	8-K	10.2	January 5, 2016
10.17†	Willis Towers Watson Public Limited Company Compensation Policy and Share Ownership Guidelines for Non-Employee Directors (as amended May 2022)	10-Q	10.1	July 28, 2022
10.18†	Offer Letter, dated as of August 26, 2021, by and between Willis Towers Watson US LLC and Andrew Krasner	10-Q	10.4	October 28, 2021
10.19†	Time-Based Restricted Share Unit Award Agreement, dated as of September 7, 2021, by and between Willis Towers Watson Public Limited Company and Andrew Krasner	10-Q	10.5	October 28, 2021

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Schedule/ Form	Exhibit	Filing Date	Filed Herewith
10.20†	Employment Agreement, dated as of February 25, 2015, by and between Willis Group Holdings Public Limited Company and Matthew Furman	10-K	10.45	February 24, 2022
10.21†	Contract of Employment, dated May 11, 2009, by and between Willis Limited and Adam Garrard				X
10.22†	Form of Retention Agreement	8-K	10.1	February 5, 2021
10.23†	Towers Watson Amended and Restated 2009 Long Term Incentive Plan	S-8	99.1	January 5, 2016
10.24†	Trust Deed and Rules of the Towers Watson Limited Share Incentive Plan 2005 (U.K.)	10-K	10.21	September 1, 2006
10.25†	Towers Watson Limited Share Incentive Plan 2005 Deed of Amendment (U.K.)	10-K	10.22	September 1, 2006
10.26†	Towers Watson Limited Share Incentive Plan 2005 Deed to Change the Trust Deed and Rules (U.K.)	10-K	10.10	August 29, 2012
10.27†	Willis Towers Watson Non-Qualified Deferred Savings Plan for U.S. Employees (as amended and restated effective January 1, 2017)	10-Q	10.1	November 7, 2016
10.28†	Amendment 2018-1 to the Willis Towers Watson Non-Qualified Deferred Savings Plan for U.S. Employees	8-K	99.3	July 18, 2018
10.29†	Amendment 2020-1 to the Willis Towers Watson Non-Qualified Deferred Savings Plan for U.S. Employees	10-K	10.62	February 23, 2021
10.30†	Willis Towers Watson Non-Qualified Stable Value Excess Plan for U.S. Employees	10-Q	10.3	August 7, 2017
10.31†	Amendment 2017-1 to the Willis Towers Watson Non-Qualified Stable Value Excess Plan for U.S. Employees	10-Q	10.2	August 6, 2018
10.32†	Amendment 2020-1 to the Willis Towers Watson Non-Qualified Stable Value Excess Plan for U.S. Employees	10-K	10.63	February 23, 2021
10.33†	Willis Towers Watson Public Limited Company Compensation Recoupment Policy	10-K	10.68	February 28, 2018
10.34†	Form of 2021 Performance-Based Restricted Share Unit Award Agreement, including the Agreement of Restrictive Covenants and Other Obligations, for Operating Committee Members in the United States, under the Willis Towers Watson Amended and Restated 2012 Equity Incentive Plan	10-Q	10.2	August 4, 2021
10.35†	Form of 2021 Performance-Based Restricted Share Unit Award Agreement, including the Agreement of Restrictive Covenants and Other Obligations, for Operating Committee Members outside the United States, under the Willis Towers Watson Amended and Restated 2012 Equity Incentive Plan	10-Q	10.3	August 4, 2021
10.36†	Form of 2022 Time-Based Restricted Share Unit Award Agreement for Executive Officers under the Willis Towers Watson Amended and Restated 2012 Equity Incentive Plan	8-K	10.1	February 28, 2022
10.37†	Form of 2022 Performance-Based Restricted Share Unit Award Agreement for Executive Officers under the Willis Towers Watson Amended and Restated 2012 Equity Incentive Plan	8-K	10.2	February 28, 2022

Incorporated by Reference
Exhibit Number	Description of Exhibit	Schedule/ Form	Exhibit	Filing Date	Filed Herewith
10.38†	Willis Towers Watson Public Limited Company Severance and Change in Control Pay Plan for US Executives, adopted March 8, 2020 and as amended June 5, 2020 and February 22, 2022	8-K	10.3	February 28, 2022
10.39†	Willis Towers Watson Public Limited Company Severance and Change in Control Pay Plan for Non-US Executives, adopted March 8, 2020 and as amended June 5, 2020 and February 22, 2022	8-K	10.4	February 28, 2022
10.40†	Willis Towers Watson Public Limited Company Compensation Policy and Share Ownership Guidelines for Non-Employee Directors (as amended May 2022)	10-Q	10.1	July 28, 2022
21.1	List of Subsidiaries				X
22.1	List of Issuers and Guarantor Subsidiaries	10-Q	22.1	July 28, 2022
23.1	Consent of Deloitte & Touche LLP				X
31.1

Certification of the Registrant’s Chief Executive Officer, Carl A. Hess, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

X
31.2

Certification of the Registrant’s Chief Financial Officer, Andrew J. Krasner, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

X
32.1**	Certification of the Registrant’s Chief Executive Officer, Carl A. Hess, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Registrant’s Chief Financial Officer, Andrew J. Krasner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X

** Furnished herewith. Any exhibits furnished herewith (including the certifications furnished in Exhibits 32.1 and 32.2) are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, except to the extent that the registrant specifically incorporates it by reference.

† Management contract or compensatory plan or arrangement.

^ Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). We agree to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

All exhibits that are incorporated by reference herein to a filing with the SEC are filed under SEC File No. 001-16503, except for filings made more than six years ago which are filed under: SEC File No. 001-16503, for any filings that were made by Willis Group Holdings or the Company; SEC File No. 001-34594, for any filings that were made by Towers Watson; and SEC File No. 001-16159, for any filings that were made by Watson Wyatt Worldwide.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY (REGISTRANT)

By:	/s/ Carl Hess
Carl Hess
Chief Executive Officer

Date: February 24, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Carl Hess	/s/ Andrew Krasner
Carl Hess Chief Executive Officer and Director (Principal Executive Officer)	Andrew Krasner Chief Financial Officer

/s/ Joseph Kurpis
Joseph Kurpis Principal Accounting Officer and Controller

/s/ Dame Inga Beale	/s/ Fumbi Chima
Dame Inga Beale Director	Fumbi Chima Director

/s/ Michael Hammond	/s/ Brendan O’Neill
Michael Hammond Director	Brendan O’Neill Director

/s/ Linda Rabbitt	/s/ Paul Reilly
Linda Rabbitt Director	Paul Reilly Director

/s/ Michelle Swanback	/s/ Paul Thomas
Michelle Swanback Director	Paul Thomas Director