Form 10-Q
period 2023-03-31
WILLIS TOWERS WATSON PLC
filed 2023-04-27
CIK 1140536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 24, 2023, there were outstanding 106,413,057 ordinary shares, nominal value $0.000304635 per share, of the registrant.

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

INDEX TO FORM 10-Q

For the Three Months Ended March 31, 2023

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

Disclaimer Regarding Forward-looking Statements

We have included in this document ‘forward-looking statements’ within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, that address activities, events or developments that we expect or anticipate may occur in the future, including such things as: our outlook; the potential impact of natural or man-made disasters like health pandemics and other world health crises on our business; future capital expenditures; ongoing working capital efforts; future share repurchases; financial results (including our revenue, costs or margins) and the impact of changes to tax laws on our financial results; existing and evolving business strategies and acquisitions and dispositions, including our completed sale of Willis Re to Arthur J. Gallagher & Co. (‘Gallagher’) and transitional arrangements related thereto; demand for our services and competitive strengths; strategic goals; the benefits of new initiatives; growth of our business and operations; our ability to successfully manage ongoing leadership, organizational and technology changes, including investments in improving systems and processes; our ability to implement and realize anticipated benefits of any cost-savings initiatives including the multi-year operational Transformation program; and plans and references to future successes, including our future financial and operating results, short-term and long-term financial goals, plans, objectives, expectations and intentions, including with respect to free cash flow generation, adjusted net revenue, adjusted operating margin and adjusted earnings per share, are forward-looking statements. Also, when we use words such as ‘may’, ‘will’, ‘would’, ‘anticipate’, ‘believe’, ‘estimate’, ‘expect’, ‘intend’, ‘plan’, ‘continues’, ‘seek’, ‘target’, ‘focus’, ‘probably’, or similar expressions, we are making forward-looking statements. Such statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. All forward-looking disclosure is speculative by its nature.

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
•
our ability to achieve our short-term and long-term financial goals, such as with respect to our cash flow generation, and the timing with respect to such achievement;
•
the risks related to changes in general economic (including a possible recession), business and political conditions, including changes in the financial markets, inflation, credit availability, increased interest rates and trade policies;
•
the risks to our short-term and long-term financial goals from any of the risks or uncertainties set forth herein;
•
the risks to our business, financial condition, results of operations, and long-term goals that may be materially adversely affected by any negative impact on the global economy and capital markets resulting from or relating to inflation, the military conflict between Russia and Ukraine or any other geopolitical tensions and the withdrawal from our high-margin businesses in Russia and our ability to achieve cost-mitigation measures;
•
our ability to successfully hedge against fluctuations in foreign currency rates;
•
the risks relating to the adverse impacts of natural or man-made disasters like health pandemics and other world health crises, such as the COVID-19 pandemic, including supply chain, workforce availability, vaccination rates, and other impacts on the people and businesses in jurisdictions where we do business, on the demand for our products and services, our cash flows and our business operations;
•
material interruptions to or loss of our information processing capabilities, or failure to effectively maintain and upgrade our information technology resources and systems and related risks of cybersecurity breaches or incidents;
•
our ability to comply with complex and evolving regulations related to data privacy and cybersecurity;
•
the risks relating to the transitional arrangements in effect subsequent to our now-completed sale of Willis Re to Gallagher;
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
•
our ability to make divestitures or acquisitions, including our ability to integrate or manage such acquired businesses as well as identify and successfully execute on opportunities for strategic collaboration;
•
our ability to integrate direct-to-consumer sales and marketing solutions with our existing offerings and solutions;
•
our ability to successfully manage ongoing organizational changes, including investments in improving systems and processes;
•
disasters or business continuity problems;
•
the ongoing impact of Brexit on our business and operations, including as a result of updated regulatory guidance, such as that issued by the European Insurance and Occupational Pensions Authority on February 3, 2023, ongoing efforts and resources allocated to the post-Brexit evolution of regulations and laws and the need to relocate talent or roles or both between or within the E.U. and the U.K., or otherwise;
•
our ability to successfully enhance our billing, collection and other working capital efforts, and thereby increase our free cash flow;
•
our ability to properly identify and manage conflicts of interest;
•
reputational damage, including from association with third parties;
•
reliance on third-party service providers and suppliers;
•
risks relating to changes in our management structures and in senior leadership;
•
the loss of key employees or a large number of employees and rehiring rates;
•
our ability to maintain our corporate culture;
•
doing business internationally, including the impact of foreign currency exchange rates;
•
compliance with extensive government regulation;
•
the risk of sanctions imposed by governments, or changes to associated sanction regulations (such as sanctions imposed on Russia) and related counter-sanctions;
•
our ability to effectively apply technology, data and analytics changes for internal operations, maintaining industry standards and meeting client preferences;
•
changes and developments in the insurance industry or the U.S. healthcare system, including those related to Medicare and any legislative actions from the current U.S. Congress, and any other changes and developments in legal, economic, business or operational conditions impacting our Medicare benefits businesses such as TRANZACT;
•
the inability to protect our intellectual property rights, or the potential infringement upon the intellectual property rights of others;
•
fluctuations in our pension assets and liabilities and related changes in pension income, including as a result of, related to, or derived from movements in the interest rate environment, investment returns, inflation, or changes in other assumptions that are used to estimate our benefit obligations and its effect on adjusted earnings per share;
•
our capital structure, including indebtedness amounts, the limitations imposed by the covenants in the documents governing such indebtedness and the maintenance of the financial and disclosure controls and procedures of each;
•
our ability to obtain financing on favorable terms or at all;
•
adverse changes in our credit ratings;
•
the impact of recent or potential changes to U.S. or foreign laws, and the enactment of additional, or the revision of existing, state, federal, and/or foreign laws and regulations, recent judicial decisions and development of case law, other regulations and any policy changes and legislative actions, including those that impact our effective tax rate;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Statements of Comprehensive Income

(In millions of U.S. dollars, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$2,244	$2,160
Costs of providing services
Salaries and benefits	1,313	1,318
Other operating expenses	453	486
Depreciation	60	66
Amortization	71	85
Restructuring costs	3	6
Transaction and transformation	59	20
Total costs of providing services	1,959	1,981
Income from operations	285	179
Interest expense	(54)	(49)
Other income, net	25	27
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	256	157
Provision for income taxes	(50)	(43)
INCOME FROM CONTINUING OPERATIONS	206	114
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	11
NET INCOME	206	125
Income attributable to non-controlling interests	(3)	(3)
NET INCOME ATTRIBUTABLE TO WTW	$203	$122

EARNINGS PER SHARE
Basic earnings per share:
Income from continuing operations per share	$1.89	$0.94
Income from discontinued operations per share	—	0.09
Basic earnings per share	$1.89	$1.03
Diluted earnings per share:
Income from continuing operations per share	$1.88	$0.94
Income from discontinued operations per share	—	0.09
Diluted earnings per share	$1.88	$1.03

Comprehensive income before non-controlling interests	$259	$69
Comprehensive income attributable to non-controlling interests	(3)	(3)
Comprehensive income attributable to WTW	$256	$66

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Balance Sheets

(In millions of U.S. dollars, except share data)

(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$1,135	$1,262
Fiduciary assets	12,213	11,772
Accounts receivable, net	2,261	2,387
Prepaid and other current assets	337	414
Total current assets	15,946	15,835
Fixed assets, net	723	718
Goodwill	10,193	10,173
Other intangible assets, net	2,212	2,273
Right-of-use assets	577	586
Pension benefits assets	863	827
Other non-current assets	1,392	1,357
Total non-current assets	15,960	15,934
TOTAL ASSETS	$31,906	$31,769
LIABILITIES AND EQUITY
Fiduciary liabilities	$12,213	$11,772
Deferred revenue and accrued expenses	1,485	1,915
Current debt	250	250
Current lease liabilities	127	126
Other current liabilities	814	716
Total current liabilities	14,889	14,779
Long-term debt	4,472	4,471
Liability for pension benefits	457	480
Deferred tax liabilities	736	748
Provision for liabilities	366	357
Long-term lease liabilities	610	620
Other non-current liabilities	200	221
Total non-current liabilities	6,841	6,897
TOTAL LIABILITIES	21,730	21,676
COMMITMENTS AND CONTINGENCIES
EQUITY (i)
Additional paid-in capital	10,890	10,876
Retained earnings	1,774	1,764
Accumulated other comprehensive loss, net of tax	(2,568)	(2,621)
Treasury shares, at cost, 17,519 shares in 2022	—	(3)
Total WTW shareholders’ equity	10,096	10,016
Non-controlling interests	80	77
Total equity	10,176	10,093
TOTAL LIABILITIES AND EQUITY	$31,906	$31,769

(i)
Equity includes (a) Ordinary shares $0.000304635 nominal value; Authorized 1,510,003,775; Issued 106,382,693 (2023) and 106,756,364 (2022); Outstanding 106,382,693 (2023) and 106,756,364 (2022) and (b) Preference shares, $0.000115 nominal value; Authorized 1,000,000,000 and Issued none in 2023 and 2022.

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Statements of Cash Flows

(In millions of U.S. dollars)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$206	$125
Adjustments to reconcile net income to total net cash from operating activities:
Depreciation	60	66
Amortization	71	85
Impairment	—	81
Non-cash restructuring charges	2	—
Non-cash lease expense	27	33
Net periodic benefit of defined benefit pension plans	(8)	(40)
Provision for doubtful receivables from clients	7	5
Benefit from deferred income taxes	(15)	(17)
Share-based compensation	26	22
Net loss on disposal of operations	—	56
Non-cash foreign exchange loss/(gain)	11	(5)
Other, net	10	(5)
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable	129	82
Other assets	11	(22)
Other liabilities	(411)	(458)
Provisions	8	13
Net cash from operating activities	134	21
CASH FLOWS (USED IN)/FROM INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	(42)	(31)
Capitalized software costs	(19)	(15)
Acquisitions of operations, net of cash acquired	(4)	(68)
Cash and fiduciary funds transferred in sale of operations	—	(12)
Sale of investments	4	200
Net cash (used in)/from investing activities	(61)	74
CASH FLOWS USED IN FINANCING ACTIVITIES
Repayments of debt	(1)	(1)
Repurchase of shares	(104)	(2,250)
Proceeds from issuance of shares	—	1
Net payments from fiduciary funds held for clients	(250)	(211)
Payments of deferred and contingent consideration related to acquisitions	(6)	(20)
Cash paid for employee taxes on withholding shares	(5)	(1)
Dividends paid	(87)	(98)
Net cash used in financing activities	(453)	(2,580)
DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH (i)	(380)	(2,485)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	21	(34)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD (i)	4,721	7,691
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (i)	$4,362	$5,172

(i)
The amounts of cash, cash equivalents and restricted cash, their respective classification on the condensed consolidated balance sheets as well as their respective portions of the increase or decrease in cash, cash equivalents and restricted cash for each of the periods presented have been included in Note 19 — Supplemental Disclosures of Cash Flow Information.

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Statements of Changes in Equity

(In millions of U.S. dollars and number of shares in thousands)

(Unaudited)

	Shares outstanding	Additional paid-in capital	Retained earnings	Treasury shares	AOCL (i)	Total WTW shareholders’ equity	Non-controlling interests	Total equity
Balance as of December 31, 2021	122,056	$10,804	$4,645	$(3)	$(2,186)	$13,260	$48	$13,308
Shares repurchased	(9,860)	—	(2,250)	—	—	(2,250)	—	(2,250)
Net income	—	—	122	—	—	122	3	125
Dividends declared ($0.82 per share)	—	—	(94)	—	—	(94)	—	(94)
Dividends attributable to non-controlling interests	—	—	—	—	—	—	(1)	(1)
Other comprehensive loss	—	—	—	—	(56)	(56)	—	(56)
Issuance of shares under employee stock compensation plans	17	1	—	—	—	1	—	1
Share-based compensation and net settlements	—	20	—	—	—	20	—	20
Additional non-controlling interests (ii)	—	—	—	—	—	—	21	21
Foreign currency translation	—	1	—	—	—	1	—	1
Balance as of March 31, 2022	112,213	$10,826	$2,423	$(3)	$(2,242)	$11,004	$71	$11,075

Balance as of December 31, 2022	106,756	$10,876	$1,764	$(3)	$(2,621)	$10,016	$77	$10,093
Shares repurchased	(432)	(3)	(104)	3	—	(104)	—	(104)
Net income	—	—	203	—	—	203	3	206
Dividends declared ($0.84 per share)	—	—	(89)	—	—	(89)	—	(89)
Other comprehensive income	—	—	—	—	53	53	—	53
Issuance of shares under employee stock compensation plans	59	—	—	—	—	—	—	—
Share-based compensation and net settlements	—	18	—	—	—	18	—	18
Foreign currency translation	—	(1)	—	—	—	(1)	—	(1)
Balance as of March 31, 2023	106,383	$10,890	$1,774	$—	$(2,568)	$10,096	$80	$10,176

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

We help our clients enhance business performance by delivering consulting services, technology and solutions that optimize benefits and cultivate talent. Our services and solutions encompass such areas as employee benefits, work and rewards, employee experience and benefits outsourcing. In addition, we provide investment advice to help our clients develop disciplined and efficient strategies to meet their investment goals and expand the power of capital.

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

Note 2 — Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited quarterly condensed consolidated financial statements of WTW and our subsidiaries are presented in accordance with the rules and regulations of the SEC for quarterly reports on Form 10-Q and therefore certain footnote disclosures have been condensed or omitted from these financial statements as they are not required for interim reporting under U.S. GAAP. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial statements and results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements should be read together with the Company’s Annual Report on Form 10-K, filed with the SEC on February 24, 2023, and may be accessed via EDGAR on the SEC’s web site at www.sec.gov.

The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that can be expected for the entire year. The Company experiences seasonal fluctuations of its revenue. Revenue is typically higher during the Company’s first and fourth quarters due primarily to the timing of broking-related activities. The results reflect certain estimates and assumptions made by management, including those estimates used in calculating acquisition consideration and fair value of tangible and intangible assets and acquisition-related liabilities, professional liability claims, estimated bonuses, valuation of billed and unbilled receivables, and anticipated tax liabilities that affect the amounts reported in the condensed consolidated financial statements and related notes.

Recent Accounting Pronouncements

There were no new pronouncements that are expected to have a significant impact to the Company or its condensed consolidated financial statements.

Other Legislation

Inflation Reduction Act

The Inflation Reduction Act of 2022 (the ‘IRA’) was enacted into law on August 16, 2022 and certain portions of the IRA became effective January 1, 2023. The IRA introduced, among other provisions, a share repurchase excise tax and a new Corporate Alternative Minimum Tax (‘CAMT’) which imposes a 15% tax on the adjusted financial statement income of ‘applicable corporations’. The Company does not expect the excise tax or CAMT to have a significant impact on its condensed consolidated financial statements.

Pillar Two

On December 12, 2022, E.U. member states reached an agreement to implement Pillar Two, which introduces a global corporate minimum tax of 15% for certain large multinational companies beginning in 2023. For the rules to take effect, E.U. member states are required to enact domestic legislation by the end of 2023 to be effective January 1, 2024. The Company is currently evaluating the impact Pillar Two will have on its condensed consolidated financial statements.

Note 3 — Acquisitions and Divestitures

Divestitures

Divestment of Russian Business

During the first quarter of 2022, WTW announced its intention to transfer ownership of its Russian subsidiaries to local management who will operate independently in the Russian market. Due to the sanctions and prohibitions on certain types of business and activities, WTW deconsolidated its Russian entities on March 14, 2022. The transfer of its Russian subsidiaries to local management was completed on the agreed-upon terms on July 18, 2022, and the transfer was registered in Russia on July 25, 2022. The deconsolidation in the first quarter of 2022 resulted in a loss of $57 million, which includes an allocation of Risk & Broking goodwill, and was recognized as a loss on disposal of a business within Other income, net on our condensed consolidated statements of comprehensive income. Further, certain Russian insurance contracts were placed historically by our U.K. brokers into the London market, the majority of which were under multi-year terms resulting in both current and non-current accounts receivables. Total net assets impaired, including accounts receivable balances related to our Russian business that are held outside of our Russian entities, were $81 million recorded during the three months ended March 31, 2022 in Other operating expenses on our condensed consolidated statements of comprehensive income.

Willis Re Divestiture

On August 13, 2021, the Company entered into a definitive agreement to sell its treaty-reinsurance business (‘Willis Re’) to Arthur J. Gallagher & Co. (‘Gallagher’), a leading global provider of insurance, risk management and consulting services, for total upfront cash consideration of $3.25 billion plus an earnout payable in 2025 of up to $750 million in cash, subject to certain adjustments. The deal was subject to required regulatory approvals and clearances, as well as other customary closing conditions, and was completed on December 1, 2021 (‘Principal Closing’). Although the majority of the Willis Re businesses transferred to Gallagher at Principal Closing, the assets and liabilities of certain Willis Re businesses were not transferred to Gallagher at the time due to local territory restrictions (‘Deferred Closing’). The Deferred Closing for all but one business was completed during the second quarter of 2022, and all net earnings of the Deferred Closing businesses accumulated between the Principal Closing and Deferred Closing remained payable to Gallagher at June 30, 2022 and September 30, 2022. The Company recognized a preliminary pre-tax gain of $2.3 billion upon completion of the sale in 2021, and during the second quarter of 2022, WTW recognized a $60 million reduction to the pre-tax gain related to an updated estimate of the working capital transferred upon disposal. The Company recognized the final allocation of the proceeds and related tax expense, as well as an adjustment of certain indemnities for the three months ended September 30, 2022. These amounts as well as the amounts payable with respect to the settled Deferred Closing businesses were remitted to Gallagher in October 2022. The remaining Deferred Closing business transferred during the fourth quarter of 2022, and all businesses have now been transferred to Gallagher. The gain is subject to tax in certain jurisdictions, mainly in the U.S., and is predominantly tax-exempt in the U.K.

In connection with the transaction, the Company reclassified the results of its Willis Re operations as discontinued operations on its condensed consolidated statements of comprehensive income and reclassified Willis Re assets and liabilities as held for sale on its condensed consolidated balance sheets. The condensed consolidated cash flow statements were not adjusted for the divestiture. Willis Re was previously included in the Company's former Investment, Risk and Reinsurance segment. As noted above, the results of the Deferred Closing businesses following the Principal Closing until their respective Deferred Closing dates have been included in income from discontinued operations on the condensed consolidated statements of comprehensive income during 2022.

The Company will account for the earnout as a gain contingency and therefore did not record any receivables upon close. Rather, the earnout will be recognized in the Company’s condensed consolidated financial statements, if it is received, in 2025.

A number of services are continuing under a cost reimbursement Transition Services Agreement (‘TSA’) in which WTW is providing Gallagher support including real estate leases, information technology, payroll, human resources and accounting. These services are expected to be provided for a period not to exceed two years from the Principal Closing. Fees earned under the TSA were $9 million and $12 million during the three months ended March 31, 2023 and 2022, respectively, and have been recognized as a reduction to the costs incurred to service the TSA and are included in continuing operations within Other operating expenses on the condensed consolidated statements of comprehensive income. Costs incurred to service the TSA are expected to be reduced as part of the Company’s Transformation program (see Note 6 — Restructuring Costs for a description of the program) as quickly as possible when the services are no longer required by Gallagher.

The following selected financial information relates to the operations of Willis Re for the period presented:

Three Months Ended March 31, 2022

Revenue from discontinued operations	$28
Costs of providing services
Salaries and benefits	6
Other operating expenses	—
Total costs of providing services	6
Other income, net	—
Income from discontinued operations before income taxes	22
Adjustment to gain on disposal of Willis Re	(2)
Provision for income taxes	(3)
Net income payable to Gallagher on Deferred Closing	(6)
Income from discontinued operations, net of tax	$11

The expense amounts reflected above represent only the direct costs attributable to the Willis Re business and exclude allocations of corporate costs that will be retained following the sale. Neither the discontinued operations presented above, nor the unallocated corporate costs, reflect the impact of any cost reimbursement that will be received under the TSA.

Certain amounts included in the condensed consolidated balance sheets did not transfer under the terms of the sale agreement, and instead will be settled by the Company. At March 31, 2023 and December 31, 2022, the amounts of significant assets and liabilities related to the Willis Re businesses which were not transferred in the sale are $3.8 billion and $3.2 billion of fiduciary assets and liabilities, $31 million and $29 million of accounts receivable and $78 million and $73 million of other current liabilities, respectively. These amounts will be settled over time.

Note 4 — Revenue

Disaggregation of Revenue

The Company reports revenue by segment in Note 5 — Segment Information. The following table presents revenue by service offering and segment, as well as reconciliations to total revenue for the three months ended March 31, 2023 and 2022. Along with reimbursable expenses and other, total revenue by service offering represents our revenue from customer contracts.

	Three Months Ended March 31,
	HWC		R&B		Corporate (i)		Total
	2023	2022	2023	2022	2023	2022	2023	2022
Broking	$289	$271	$691	$696	$5	$4	$985	$971
Consulting	661	653	98	104	4	2	763	759
Outsourced administration	262	250	29	27	—	—	291	277
Other	69	64	67	61	—	—	136	125
Total revenue by service offering	1,281	1,238	885	888	9	6	2,175	2,132
Reimbursable expenses and other (i)	15	13	3	3	10	2	28	18
Total revenue from customer contracts	$1,296	$1,251	$888	$891	$19	$8	$2,203	$2,150
Interest and other income	6	6	19	3	16	1	41	10
Total revenue	$1,302	$1,257	$907	$894	$35	$9	$2,244	$2,160

(i)
Reimbursable expenses and other, as well as Corporate revenue, are excluded from segment revenue, but included in total revenue on the condensed consolidated statements of comprehensive income. Amounts included in Corporate revenue may include eliminations, adjustments to reserves and impacts from hedged revenue transactions.

Interest and other income is included in segment revenue and total revenue, however it has been presented separately in the above table because it does not arise directly from contracts with customers. The significant components of interest and other income are as follows:

	Three Months Ended March 31,
	HWC		R&B		Corporate		Total
	2023	2022	2023	2022	2023	2022	2023	2022
Book-of-business settlements	$—	$3	$7	$—	$—	$—	$7	$3
Interest income	5	1	12	3	15	—	32	4
Other income	1	2	—	—	1	1	2	3
Total interest and other income	$6	$6	$19	$3	$16	$1	$41	$10

The following table presents revenue from service offerings by the geography where our work was performed for the three months ended March 31, 2023 and 2022. The reconciliation to total revenue on our condensed consolidated statements of comprehensive income and to segment revenue is shown in the table above.

	Three Months Ended March 31,
	HWC		R&B		Corporate		Total
	2023	2022	2023	2022	2023	2022	2023	2022
North America	$823	$779	$291	$277	$1	$2	$1,115	$1,058
Europe	346	353	471	480	7	4	824	837
International	112	106	123	131	1	—	236	237
Total revenue by geography	$1,281	$1,238	$885	$888	$9	$6	$2,175	$2,132

Contract Balances

The Company reports accounts receivable, net on the condensed consolidated balance sheets, which includes billed and unbilled receivables and current contract assets. In addition to accounts receivable, net, the Company had the following non-current contract assets and deferred revenue balances at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Billed receivables, net of allowance for doubtful accounts of $44 million and $46 million	$1,412	$1,464
Unbilled receivables	494	457
Current contract assets	355	466
Accounts receivable, net	$2,261	$2,387
Non-current accounts receivable, net	$7	$9
Non-current contract assets	$787	$745
Deferred revenue	$684	$646

During the three months ended March 31, 2023, revenue of approximately $327 million was recognized that was reflected as deferred revenue at December 31, 2022.

During the three months ended March 31, 2023, the Company recognized revenue of approximately $4 million related to performance obligations satisfied in a prior period.

Performance Obligations

The Company has contracts for which performance obligations have not been satisfied as of March 31, 2023 or have been partially satisfied as of this date. The following table shows the expected timing for the satisfaction of the remaining performance obligations. This table does not include contract renewals or variable consideration, which was excluded from the transaction prices in accordance with the guidance on constraining estimates of variable consideration.

In addition, in accordance with ASC 606, Revenue From Contracts With Customers (‘ASC 606’), the Company has elected not to disclose the remaining performance obligations when one or both of the following circumstances apply:

•
Performance obligations which are part of a contract that has an original expected duration of less than one year, and
•
Performance obligations satisfied in accordance with ASC 606-10-55-18 (‘right to invoice’).

	Remainder of 2023	2024	2025 onward	Total
Revenue expected to be recognized on contracts as of March 31, 2023	$589	$514	$625	$1,728

Since most of the Company’s contracts are cancellable with less than one year’s notice and have no substantive penalty for cancellation, the majority of the Company’s remaining performance obligations as of March 31, 2023 have been excluded from the table above.

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

The following table presents segment revenue and segment operating income for our reportable segments for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	HWC		R&B		Total
	2023	2022	2023	2022	2023	2022
Segment revenue	$1,287	$1,244	$904	$891	$2,191	$2,135

Segment operating income	$309	$257	$180	$192	$489	$449

The following table presents reconciliations of the information reported by segment to the Company’s condensed consolidated statements of comprehensive income amounts reported for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Revenue:
Total segment revenue	$2,191	$2,135
Reimbursable expenses and other	53	25
Revenue	$2,244	$2,160

Total segment operating income	$489	$449
Impairment (i)	—	(81)
Amortization	(71)	(85)
Restructuring costs (ii)	(3)	(6)
Transaction and transformation (iii)	(59)	(20)
Unallocated, net (iv)	(71)	(78)
Income from operations	285	179
Interest expense	(54)	(49)
Other income, net	25	27
Income from continuing operations before income taxes	$256	$157

(i)
Represents the impairment related to the net assets of our Russian business that are held outside of our Russian entities (see Note 3 — Acquisitions and Divestitures for further information).
(ii)
See Note 6 — Restructuring Costs for the composition of costs for 2023 and 2022.
(iii)
In 2023 and 2022, in addition to legal fees and other transaction costs, includes primarily consulting fees related to the Transformation program (see Note 6 — Restructuring Costs).
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

Note 6 — Restructuring Costs

In the fourth quarter of 2021, the Company initiated a three-year ‘Transformation program’ designed to enhance operations, optimize technology and align its real estate footprint to its new ways of working. During the third quarter of 2022, we revised the expected costs and savings under the program and we now expect the program to generate annual cost savings in excess of $360 million by the end of 2024. The program is expected to incur cumulative costs of approximately $630 million and capital expenditures of approximately $270 million, for a total investment of $900 million. The main categories of charges will be in the following four areas:

•
Real estate rationalization — includes costs to align the real estate footprint to the new ways of working (hybrid work) and includes breakage fees and the impairment of right-of-use (‘ROU’) assets and other related leasehold assets.
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

Certain costs under the Transformation program are accounted for under ASC 420, Exit or Disposal Cost Obligation, and are included as restructuring costs in the condensed consolidated statements of comprehensive income. Other costs incurred under the Transformation program are included in transaction and transformation and were $45 million and $5 million for the three months ended March 31, 2023 and 2022, respectively. An analysis of total restructuring costs incurred under the Transformation program by category and by segment and corporate functions, from commencement to March 31, 2023, is as follows:

	HWC	R&B	Corporate	Total
2021
Real estate rationalization	$—	$—	$19	$19
Technology modernization	—	5	—	5
Process optimization	—	—	—	—
Other	—	—	2	2
2022
Real estate rationalization	—	—	79	79
Technology modernization	—	3	16	19
Process optimization	1	—	—	1
Other	—	—	—	—
2023
Real estate rationalization	—	—	3	3
Technology modernization	—	—	—	—
Process optimization	—	—	—	—
Other	—	—	—	—
Total
Real estate rationalization	—	—	101	101
Technology modernization	—	8	16	24
Process optimization	1	—	—	1
Other	—	—	2	2
Total	$1	$8	$119	$128

A rollforward of the liability associated with cash-based charges related to restructuring costs associated with the Transformation program is as follows:

	Real estate rationalization	Technology modernization	Process optimization	Other	Total
Balance at October 1, 2021	$—	$—	$—	$—	$—
Charges incurred	—	—	—	2	2
Cash payments	—	—	—	(1)	(1)
Balance at December 31, 2021	—	—	—	1	1
Charges incurred	27	—	1	—	28
Cash payments	(21)	—	(1)	(1)	(23)
Balance at December 31, 2022	6	—	—	—	6
Charges incurred	1	—	—	—	1
Cash payments	(5)	—	—	—	(5)
Balance at March 31, 2023	$2	$—	$—	$—	$2

Note 7 — Income Taxes

Provision for income taxes for the three months ended March 31, 2023 was $50 million compared to $43 million for the three months ended March 31, 2022. The effective tax rate was 19.5% for the three months ended March 31, 2023 and 27.5% for the three months ended March 31, 2022. These effective tax rates are calculated using extended values from our condensed consolidated statements of comprehensive income and are therefore more precise tax rates than can be calculated from rounded values. The prior-year quarter’s effective tax rate was higher due to the tax effect of the divestment of our Russian business.

The Company recognizes deferred tax balances related to the undistributed earnings of subsidiaries when it expects that it will recover those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of the investments. Historically, the Company has not provided taxes on cumulative earnings of its subsidiaries that have been reinvested indefinitely. As a result of its plans to restructure or distribute accumulated earnings of certain foreign operations, the Company has recorded an estimate of non-U.S. withholding and state income taxes. However, the Company asserts that the historical cumulative earnings of its other subsidiaries are reinvested indefinitely and therefore does not provide deferred tax liabilities on these amounts.

The Company records valuation allowances against net deferred tax assets based on whether it is more likely than not that the deferred tax assets will be realized. We have liabilities for uncertain tax positions under ASC 740, Income Taxes of $39 million, excluding interest and penalties. The Company believes the outcomes that are reasonably possible within the next 12 months may result in a reduction in the liability for uncertain tax positions of approximately $2 million to $3 million, excluding interest and penalties.

Note 8 — Goodwill and Other Intangible Assets

The components of goodwill are outlined below for the three months ended March 31, 2023.

	HWC	R&B	Total
Balance at December 31, 2022:
Goodwill, gross	$7,870	$2,795	$10,665
Accumulated impairment losses	(130)	(362)	(492)
Goodwill, net - December 31, 2022	7,740	2,433	10,173
Foreign exchange	8	12	20
Balance at March 31, 2023:
Goodwill, gross	7,878	2,807	10,685
Accumulated impairment losses	(130)	(362)	(492)
Goodwill, net - March 31, 2023	$7,748	$2,445	$10,193

Other Intangible Assets

The following table reflects changes in the net carrying amounts of the components of finite-lived intangible assets for the three months ended March 31, 2023:

	Client relationships	Software	Trademark and trade name	Other	Total
Balance at December 31, 2022:
Intangible assets, gross	$3,760	$725	$1,038	$98	$5,621
Accumulated amortization	(2,282)	(712)	(298)	(56)	(3,348)
Intangible assets, net - December 31, 2022	1,478	13	740	42	2,273
Intangible assets acquired	4	—	—	—	4
Amortization	(54)	(4)	(11)	(2)	(71)
Foreign exchange	6	—	—	—	6
Balance at March 31, 2023:
Intangible assets, gross	3,781	730	1,038	100	5,649
Accumulated amortization	(2,347)	(721)	(309)	(60)	(3,437)
Intangible assets, net - March 31, 2023	$1,434	$9	$729	$40	$2,212

The weighted-average remaining life of amortizable intangible assets at March 31, 2023 was 12.2 years.

The table below reflects the future estimated amortization expense for amortizable intangible assets for the remainder of 2023 and for subsequent years:

Amortization
Remainder of 2023	$194
2024	231
2025	211
2026	202
2027	198
Thereafter	1,176
Total	$2,212

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

Foreign Currency Risk

Certain non-U.S. subsidiaries receive revenue and incur expenses in currencies other than their functional currency, and as a result, the foreign subsidiary’s functional currency revenue and/or expenses will fluctuate as the currency rates change. Additionally, the forecast Pounds sterling expenses of our London brokerage market operations may exceed their Pounds sterling revenue, and the entity with such operations may also hold significant foreign currency asset or liability positions in the condensed consolidated balance sheets. To reduce such variability, we use foreign exchange contracts to hedge against this currency risk.

These derivatives were designated as hedging instruments and at March 31, 2023 and December 31, 2022 had total notional amounts of $123 million and $134 million, respectively, and had net fair value liabilities of less than $1 million and $3 million, respectively.

At March 31, 2023, the Company estimates, based on current exchange rates, there will be $1 million of net derivative losses on forward exchange rates reclassified from accumulated other comprehensive loss into earnings within the next twelve months as the forecast transactions affect earnings. At March 31, 2023, our longest outstanding maturity was 1.7 years.

The effects of the material derivative instruments that are designated as hedging instruments on the condensed consolidated statements of comprehensive income for the three months ended March 31, 2023 and 2022 are below. Amounts pertaining to the ineffective portion of hedging instruments and those excluded from effectiveness testing were immaterial for the three months ended March 31, 2023 and 2022.

Three Months Ended March 31,	Gain/(loss) recognized in OCI (effective element)
	2023	2022
Forward exchange contracts	$1	$(1)

Location of (loss)/gain reclassified from Accumulated OCL into income (effective element)	(Loss)/gain reclassified from Accumulated OCL into income (effective element)
	2023	2022
Revenue	$—	$—
Salaries and benefits	(1)	2
	$(1)	$2

The Company engages in intercompany borrowing and lending between subsidiaries, primarily through its in-house banking operations which give rise to foreign exchange exposures. The Company mitigates these risks through the use of short-term foreign currency forward and swap transactions that offset the underlying exposure created when the borrower and lender have different functional currencies. These derivatives are not generally designated as hedging instruments, and at March 31, 2023 and December 31, 2022, we had notional amounts of $1.2 billion and $1.7 billion, respectively. At March 31, 2023 and December 31, 2022, we had net fair value assets of $7 million and $24 million, respectively. Such derivatives typically mature within three months.

The effects of derivatives that have not been designated as hedging instruments on the condensed consolidated statements of comprehensive income for the three months ended March 31, 2023 and 2022 are as follows (see Note 16 — Other Income, Net for the net foreign currency impact on the Company’s condensed consolidated statements of comprehensive income which includes the results of the offset of underlying exposures):

		Gain(loss) recognized in income
		Three Months Ended March 31,
Derivatives not designated as hedging instruments:	Location of gain/(loss) recognized in income	2023	2022
Forward exchange contracts	Other income, net	$8	$(6)

Note 10 — Debt

Current debt consists of the following:

	March 31, 2023	December 31, 2022
4.625% senior notes due 2023	$250	$250
	$250	$250

Long-term debt consists of the following:

	March 31, 2023	December 31, 2022
Revolving $1.5 billion credit facility	$—	$—
3.600% senior notes due 2024	649	649
4.400% senior notes due 2026	547	547
4.650% senior notes due 2027	744	744
4.500% senior notes due 2028	597	597
2.950% senior notes due 2029	726	726
6.125% senior notes due 2043	272	271
5.050% senior notes due 2048	395	395
3.875% senior notes due 2049	542	542
	$4,472	$4,471

At March 31, 2023 and December 31, 2022, we were in compliance with all financial covenants.

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

The following tables present our assets and liabilities measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022:

		Fair Value Measurements on a Recurring Basis at March 31, 2023
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds / exchange traded funds	Prepaid and other current assets and other non-current assets	$8	$—	$—	$8
	Fiduciary assets	163	—	—	163
Derivatives:
Derivative financial instruments (i)	Prepaid and other current assets and other non-current assets	$—	$9	$—	$9
Liabilities:
Contingent consideration:
Contingent consideration (ii) (iii)	Other current liabilities and other non-current liabilities	$—	$—	$44	$44
Derivatives:
Derivative financial instruments (i)	Other current liabilities and other non-current liabilities	$—	$2	$—	$2

		Fair Value Measurements on a Recurring Basis at December 31, 2022
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds / exchange traded funds	Prepaid and other current assets and other non-current assets	$7	$—	$—	$7
	Fiduciary assets	142	—	—	142
Derivatives:
Derivative financial instruments (i)	Prepaid and other current assets and other non-current assets	$—	$26	$—	$26
Liabilities:
Contingent consideration:
Contingent consideration (ii) (iii)	Other current liabilities and other non-current liabilities	$—	$—	$40	$40
Derivatives:
Derivative financial instruments (i)	Other current liabilities and other non-current liabilities	$—	$5	$—	$5

(i)
See Note 9 — Derivative Financial Instruments for further information on our derivative investments.
(ii)
Probability weightings are based on our knowledge of the past and planned performance of the acquired entity to which the contingent consideration applies. The fair value weighted-average discount rates used in our material contingent consideration calculations were 10.04% and 10.26% at March 31, 2023 and December 31, 2022, respectively. The range of these discount rates was 3.53% - 13.80% at March 31, 2023. Using different probability weightings and discount rates could result in an increase or decrease of the contingent consideration payable.
(iii)
Consideration due to be paid across multiple years until 2027.

The following table summarizes the change in fair value of the Level 3 liabilities:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	March 31, 2023
Balance at December 31, 2022	$40
Obligations assumed	—
Payments	—
Realized and unrealized losses (i)	4
Foreign exchange	—
Balance at March 31, 2023	$44

(i)
Realized and unrealized losses include accretion and adjustments to contingent consideration liabilities, which are included within Interest expense and Other operating expenses, respectively, on the condensed consolidated statements of comprehensive income.

There were no significant transfers to or from Level 3 in the three months ended March 31, 2023.

Fair value information about financial instruments not measured at fair value

The following tables present our liabilities not measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Long-term note receivable	$70	$64	$68	$63
Liabilities:
Current debt	$250	$249	$250	$248
Long-term debt	$4,472	$4,175	$4,471	$4,069

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

Note 12 — Retirement Benefits

Defined Benefit Plans

WTW sponsors both qualified and non-qualified defined benefit pension plans throughout the world. The majority of our plan assets and obligations are in the U.S. and the U.K. We have also included disclosures related to defined benefit plans in certain other countries, including Canada, France, Germany, Switzerland and Ireland. Together, these disclosed funded and unfunded plans represent 98% of WTW’s pension obligations and are disclosed herein. We have removed prior-period disclosures pertaining to our post-retirement welfare plans as the Company considers such disclosure to no longer be material.

Components of Net Periodic Benefit (Income)/Cost for Defined Benefit Pension Plans

The following table sets forth the components of net periodic benefit (income)/cost for the Company’s defined benefit pension plans for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023			2022
	U.S.	U.K.	Other	U.S.	U.K.	Other
Service cost	$14	$1	$3	$19	$3	$6
Interest cost	49	29	7	29	19	4
Expected return on plan assets	(76)	(39)	(9)	(83)	(39)	(10)
Amortization of net loss	3	12	—	4	8	1
Amortization of prior service credit	—	(3)	—	—	(3)	—
Net periodic benefit (income)/cost	$(10)	$—	$1	$(31)	$(12)	$1

Employer Contributions to Defined Benefit Pension Plans

The Company did not make any contributions to its U.S. plans during the three months ended March 31, 2023 and currently does not anticipate making contributions over the remainder of the fiscal year. The Company made contributions of $7 million to its U.K. plans for the three months ended March 31, 2023 and anticipates making additional contributions of $24 million for the remainder of the fiscal year. The Company made contributions of $13 million to its other plans for the three months ended March 31, 2023 and anticipates making additional contributions of $10 million for the remainder of the fiscal year.

Defined Contribution Plans

The Company made contributions to its defined contribution plans of $40 million and $42 million during the three months ended March 31, 2023 and 2022, respectively.

Note 13 — Leases

The following table presents lease costs recorded on our condensed consolidated statements of comprehensive income for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Finance lease cost:
Interest on lease liabilities	$1	$1
Operating lease cost	34	39
Variable lease cost	12	18
Sublease income	(3)	(4)
Total lease cost, net	$44	$54

The total lease cost is recognized in different locations in our condensed consolidated statements of comprehensive income. Amortization of the finance lease ROU assets is included in depreciation, while the interest cost component of these finance leases is included in interest expense. All other costs are included in other operating expenses, with the exception of $1 million and $5 million incurred during the three months ended March 31, 2023 and 2022, respectively, that were included in restructuring costs (see Note 6 — Restructuring Costs) that primarily related to the acceleration of amortization of certain abandoned ROU assets and the payment of early termination fees. There are no significant lease costs that have been included as discontinued operations in the condensed consolidated statements of comprehensive income during the three months ended March 31, 2022.

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

Errors and omissions claims, lawsuits, and other proceedings arising in the ordinary course of business are covered in part by professional indemnity or other appropriate insurance. The terms of this insurance vary by policy year. Regarding self-insured risks, the Company has established provisions which are believed to be adequate in light of current information and legal advice, or, in certain cases, where a range of loss exists, the Company accrues the minimum amount in the range if no amount within the range is a better estimate than any other amount. The Company adjusts such provisions from time to time according to developments. See Note 15 — Supplementary Information for Certain Balance Sheet Accounts for the amounts accrued at March 31, 2023 and December 31, 2022 in the condensed consolidated balance sheets.

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

Note 15 — Supplementary Information for Certain Balance Sheet Accounts

Additional details of specific balance sheet accounts are detailed below.

Prepaid and other current assets consist of the following:

	March 31, 2023	December 31, 2022
Prepayments and accrued income	$124	$132
Deferred contract costs	67	71
Derivatives and investments	7	43
Deferred compensation plan assets	11	16
Corporate income and other taxes	77	89
Acquired renewal commissions receivable	8	9
Other current assets	43	54
Total prepaid and other current assets	$337	$414

Deferred revenue and accrued expenses consist of the following:

	March 31, 2023	December 31, 2022
Accounts payable, accrued liabilities and deferred revenue	$1,002	$975
Accrued discretionary and incentive compensation	251	708
Accrued vacation	168	142
Other employee-related liabilities	64	90
Total deferred revenue and accrued expenses	$1,485	$1,915

Other current liabilities consist of the following:

	March 31, 2023	December 31, 2022
Dividends payable	$104	$102
Income taxes payable	82	83
Interest payable	28	49
Deferred compensation plan liabilities	11	14
Contingent and deferred consideration on acquisitions	15	17
Accrued retirement benefits	32	32
Payroll and other benefits-related liabilities	321	225
Derivatives	2	4
Third-party commissions	167	124
Other current liabilities	52	66
Total other current liabilities	$814	$716

Provision for liabilities consists of the following:

	March 31, 2023	December 31, 2022
Claims, lawsuits and other proceedings	$299	$296
Other provisions	67	61
Total provision for liabilities	$366	$357

Other non-current liabilities consist of the following:

	March 31, 2023	December 31, 2022
Deferred compensation plan liability	$76	$74
Contingent and deferred consideration on acquisitions	30	29
Liabilities for uncertain tax positions	32	40
Finance leases	11	12
Other non-current liabilities	51	66
Total other non-current liabilities	$200	$221

Note 16 — Other Income, Net

Other income, net consists of the following:

	Three Months Ended March 31,
	2023	2022
Loss on disposal of operations	$—	$(54)
Net periodic pension and postretirement benefit credits	28	71
Interest in earnings of associates and other investments	1	2
Foreign exchange (loss)/gain (i)	(5)	6
Other	1	2
Other income, net	$25	$27

(i)
Includes the offsetting effects of the Company's foreign currency hedging program. See Note 9 — Derivative Financial Instruments.

Note 17 — Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of non-controlling interests, and net of tax are provided in the following table for the three months ended March 31, 2023 and 2022. This table excludes amounts attributable to non-controlling interests, which are not material for further disclosure.

	Foreign currency translation (i)		Derivative instruments (i)		Defined pension and post-retirement benefit costs (ii)		Total
	2023	2022	2023	2022	2023	2022	2023	2022
Balance at December 31, 2022 and 2021, respectively	$(987)	$(489)	$9	$11	$(1,643)	$(1,708)	$(2,621)	$(2,186)
Other comprehensive income/(loss) before reclassifications	43	(59)	2	(1)	(1)	2	44	(58)
(Gain)/loss reclassified from accumulated other comprehensive loss (net of income tax benefit of $3 for both periods)	—	—	—	(2)	9	4	9	2
Net current-period other comprehensive income/(loss)	43	(59)	2	(3)	8	6	53	(56)
Balance at March 31, 2023 and 2022, respectively	$(944)	$(548)	$11	$8	$(1,635)	$(1,702)	$(2,568)	$(2,242)

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

At March 31, 2023 and 2022, there were 0.5 million restricted performance-based stock units outstanding at each period presented and 0.4 million restricted time-based stock units outstanding at each period presented. The Company’s time-based share options were immaterial at both March 31, 2023 and 2022. The were no performance-based options outstanding at March 31, 2023; there were 0.1 million performance-based options outstanding at March 31, 2022.

Basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2023	2022
Income from continuing operations	$206	$114
Less: income attributable to non-controllable interests	(3)	(3)
Income from continuing operations attributable to WTW	$203	$111

Income from discontinued operations, net of tax	$—	$11

Basic average number of shares outstanding	107	118
Dilutive effect of potentially issuable shares	1	—
Diluted average number of shares outstanding	108	118

Basic earnings per share from continuing operations attributable to WTW	$1.89	$0.94
Dilutive effect of potentially issuable shares	(0.01)	—
Diluted earnings per share from continuing operations attributable to WTW	$1.88	$0.94

Basic earnings per share from discontinued operations, net of tax	$—	$0.09
Dilutive effect of potentially issuable shares	—	—
Diluted earnings per share from discontinued operations, net of tax	$—	$0.09

There were no anti-dilutive restricted stock units for the three months ended March 31, 2023; for the three months ended March 31, 2022, 0.1 million restricted stock units were not included in the computation of the dilutive effect of potentially issuable shares because their effect was anti-dilutive. There were no anti-dilutive options for the three months ended March 31, 2023 and 2022.

Note 19 — Supplemental Disclosures of Cash Flow Information

Supplemental disclosures regarding cash flow information are as follows:

	Three months ended March 31,
	2023	2022
Supplemental disclosures of cash flow information:
Cash and cash equivalents	$1,135	$2,198
Fiduciary funds (included in fiduciary assets)	3,227	2,967
Cash and cash equivalents and fiduciary funds (included in current assets held for sale)	—	7
Total cash, cash equivalents and restricted cash	$4,362	$5,172

Decrease in cash, cash equivalents and other restricted cash	$(130)	$(2,274)
Decrease in fiduciary funds	(250)	(211)
Total	$(380)	$(2,485)

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

Risks and Uncertainties of the Economic Environment

U.S. and global markets are continuing to experience volatility and disruption as a result of the war between Russia and Ukraine. Although the length and impact of the ongoing situation is highly unpredictable, as the war in Ukraine continues, it has and could continue to lead to further market disruptions. The war in Ukraine has contributed to negative impacts on the global economy and capital markets including significant inflation in many of the markets in which we operate. This impacts not only the cost of and access to liquidity, but also other costs to run and invest in our business.

Other global economic events, such as accommodative monetary and fiscal policy and geopolitical tensions beyond the war in Ukraine, have also contributed to significant inflation across the globe. In particular, inflation in the United States, Europe, and other geographies has risen to levels not experienced in recent decades and we are seeing its impact on various aspects of our business. Moreover, U.S. and global economic conditions have created market uncertainty and volatility. Such general economic conditions, including inflation, stagflation, political volatility, costs of labor, cost of capital, interest rates, bank stability, credit availability, and tax rates, affect our operating and general and administrative expenses, and we have no control or limited ability to control such factors.

If our costs grow significantly in excess of our ability to raise revenue, whether as a result of the foregoing global economic factors or otherwise, our margins and results of operations may be materially and adversely impacted and we may not be able to achieve our strategic and financial objectives.

In 2022, our financial results were negatively impacted by adverse workforce factors in a number of businesses, particularly commercial risk broking and health and benefits broking. Additionally, our 2022 performance benefited from revenue from book sales, which is non-repeatable revenue. The net impact of these factors, which caused our growth in 2022 to be meaningfully slower than other competitors, may affect the comparability of our 2022 results against the same period (or periods) in 2023 or other future periods. See Part I, Item 1A ‘Risk Factors’ in our Annual Report on Form 10-K, filed with the SEC on February 24, 2023, for a discussion of risks that may affect our growth relative to expectation and our ability to compete.

Transformation Program

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

Certain costs under the Transformation program are accounted for under ASC 420, Exit or Disposal Cost Obligation, and are included as restructuring costs in the condensed consolidated statements of comprehensive income. For the three months ended March 31, 2023 and 2022, restructuring charges under our Transformation program totaled $3 million and $6 million, respectively. Other costs incurred under the Transformation program are included in transaction and transformation and were $45 million and $5 million for the three months ended March 31, 2023 and 2022, respectively. From the actions taken during the first quarter of 2023, we have identified an additional $75 million of annualized run-rate savings during the year due to newly-realized opportunities and incremental sources of value. Since the inception of the program, we have identified $224 million of cumulative annualized run-rate savings, which overall are primarily attributable to the reduction of real estate and technology costs. The benefits from the program began to be recognized during 2022.

For a discussion of some of the risks associated with the Transformation program, see Part I, Item 1A ‘Risk Factors’ in our Annual Report on Form 10-K, filed with the SEC on February 24, 2023.

Financial Statement Overview

The table below sets forth our summarized condensed consolidated statements of comprehensive income and data as a percentage of revenue for the periods indicated.

	Three Months Ended March 31,
	2023		2022
	($ in millions, except per share data)
Revenue	$2,244	100%	$2,160	100%
Costs of providing services
Salaries and benefits	1,313	59%	1,318	61%
Other operating expenses	453	20%	486	23%
Depreciation	60	3%	66	3%
Amortization	71	3%	85	4%
Restructuring costs	3	—%	6	—%
Transaction and transformation	59	3%	20	1%
Total costs of providing services	1,959		1,981
Income from operations	285	13%	179	8%
Interest expense	(54)	(2)%	(49)	(2)%
Other income, net	25	1%	27	1%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	256	11%	157	7%
Provision for income taxes	(50)	(2)%	(43)	(2)%
INCOME FROM CONTINUING OPERATIONS	206	9%	114	5%
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—%	11	1%
Income attributable to non-controlling interests	(3)	—%	(3)	—%
NET INCOME ATTRIBUTABLE TO WTW	$203	9%	$122	6%
Diluted earnings per share from continuing operations	$1.88		$0.94

Consolidated Revenue (Continuing Operations)

Revenue for both the three months ended March 31, 2023 and 2022 was $2.2 billion, an increase of $84 million, or 4%, on an as-reported basis. Adjusting for the impacts of foreign currency and acquisitions and disposals, our organic revenue growth was 8% for the three months ended March 31, 2023. The increases in both as-reported and organic revenue were driven by strong performances in both segments.

Our revenue can be materially impacted by changes in currency conversions, which can fluctuate significantly over the course of a calendar year. For the three months ended March 31, 2023, currency translation decreased our consolidated revenue by $63 million. The primary currencies driving this change were the Pound sterling and Euro.

The following table details our top five markets based on the percentage of consolidated revenue (in U.S. dollars) from the countries where work was performed for the three months ended March 31, 2023. These figures do not represent the currency of the related revenue, which is presented in the next table.

Geographic Region	% of Revenue
United States	48%
United Kingdom	18%
France	7%
Germany	4%
Canada	3%

The table below details the approximate percentage of our revenue and expenses from continuing operations by transactional currency for the three months ended March 31, 2023.

Transactional Currency	Revenue	Expenses (i)
U.S. dollars	54%	53%
Pounds sterling	11%	17%
Euro	19%	14%
Other currencies	16%	16%

(i)
These percentages exclude certain expenses for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. These items include amortization of intangible assets and transaction and transformation.

The following table sets forth the total revenue for the three months ended March 31, 2023 and 2022 and the components of the change in total revenue for the three months ended March 31, 2023, as compared to the prior year period. The components of the revenue change may not add due to rounding.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Three Months Ended March 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2023	2022	Change	Impact	Change	Divestitures	Change
	($ in millions)
Revenue	$2,244	$2,160	4%	(3)%	7%	(1)%	8%

Definitions of Constant Currency Change and Organic Change are included under the section entitled ‘Non-GAAP Financial Measures’ elsewhere within Item 2 of this Form 10-Q.

Segment Revenue

The segment descriptions below should be read in conjunction with the full descriptions of our businesses contained in Part I, Item 1. ‘Business’, within our Annual Report on Form 10-K, filed with the SEC on February 24, 2023.

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

For each table presented below, the components of the revenue change may not add due to rounding.

Health, Wealth & Career

The Health, Wealth & Career (‘HWC’) segment provides an array of advice, broking, solutions and technology for employee benefit plans, institutional investors, compensation and career programs, and the employee experience overall. Our portfolio of services supports the interrelated challenges that the management teams of our clients face across human resources and finance.

HWC is the larger of the two segments of the Company. Addressing four key areas, Health, Wealth, Career and Benefits Delivery & Outsourcing, the segment is focused on addressing our clients’ people and risk needs to help them succeed in a global marketplace.

The following table sets forth HWC revenue for the three months ended March 31, 2023 and 2022 and the components of the change in revenue for the three months ended March 31, 2023 from the three months ended March 31, 2022.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Three Months Ended March 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2023	2022	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$1,287	$1,244	3%	(3)%	6%	—%	6%

HWC segment revenue for the three months ended March 31, 2023 and 2022 was $1.3 billion and $1.2 billion, respectively. Organic growth was led by Health, driven by increased project activity in North America and the continued expansion of our client portfolio in International. Benefits Delivery & Outsourcing generated organic revenue growth through new clients and compliance project work in Outsourcing and higher volumes and placements of Medicare Advantage and Life policies in Individual Marketplace. Our Wealth businesses generated organic revenue growth from higher levels of Retirement work in Europe and North America, including compliance and de-risking projects along with new client acquisitions. Our Career businesses grew revenue organically through increased demand for Advisory services and increases in data and software license sales.

Risk & Broking

The Risk & Broking (‘R&B’) segment provides a broad range of risk advice, insurance brokerage and consulting services to clients worldwide ranging from small businesses to multinational corporations. The segment comprises two primary businesses - Corporate Risk & Broking and Insurance Consulting and Technology.

The following table sets forth R&B revenue for the three months ended March 31, 2023 and 2022 and the components of the change in revenue for the three months ended March 31, 2023 from the three months ended March 31, 2022.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Three Months Ended March 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2023	2022	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$904	$891	1%	(4)%	5%	(5)%	10%

R&B segment revenue for the three months ended March 31, 2023 and 2022 was $904 million and $891 million, respectively. On an organic basis, Corporate Risk & Broking generated organic revenue growth across all geographies, primarily driven by new business and increased retention in our global lines of business, most notably in Aerospace, Financial Solutions and Natural Resources. Insurance Consulting and Technology had organic revenue growth primarily from software sales.

Costs of Providing Services (Continuing Operations)

Total costs of providing services for both the three months ended March 31, 2023 and 2022 were $2.0 billion, a decrease of $22 million, or 1%. See the following discussion for further details.

Salaries and Benefits

Salaries and benefits for both the three months ended March 31, 2023 and 2022 were $1.3 billion, a decrease of $5 million. The decrease in the current year is primarily due to lower incentive and benefit costs for the period, partially offset by higher salary expense. Salaries and benefits, as a percentage of revenue, represented 59% and 61% for the three months ended March 31, 2023 and 2022, respectively.

Other Operating Expenses

Other operating expenses for the three months ended March 31, 2023 were $453 million, compared to $486 million for the three months ended March 31, 2022, a decrease of $33 million, or 7%. The decrease was primarily due to the absence of the prior-year asset impairments incurred, mostly accounts receivables, related to Russian insurance contracts placed by U.K. brokers in the London market (see Note 3 — Acquisitions and Divestitures within Part I, Item 1 ‘Financial Statements’ in this Form 10-Q for additional information), partially offset by higher travel and entertainment costs as post-pandemic activity increased, and increased marketing-related and professional service expenses for the current year as compared to the prior year.

Depreciation

Depreciation for the three months ended March 31, 2023 was $60 million, compared to $66 million for the three months ended March 31, 2022, a decrease of $6 million, or 9%. The year-over-year decrease was primarily due to a lower depreciable base of assets resulting from business disposals over the last two years and a lower dollar value of assets placed in service during the past few years.

Amortization

Amortization for the three months ended March 31, 2023 was $71 million, compared to $85 million for the three months ended March 31, 2022, a decrease of $14 million, or 16%. Our intangible amortization is generally more heavily weighted to the initial years of the useful lives of the related intangibles, and therefore amortization related to intangible assets will continue to decrease over time.

Restructuring Costs

Restructuring costs for the three months ended March 31, 2023 were $3 million, compared to $6 million for the three months ended March 31, 2022. Restructuring costs in both the current-year and prior-year periods primarily related to the real estate rationalization component of the Transformation program commenced by the Company during the fourth quarter of 2021 (see ‘Transformation

Program’ within this Part I, Item 2 and Note 6 — Restructuring Costs within Part I, Item 1 ‘Financial Statements’ of this Quarterly Report on Form 10-Q).

Transaction and Transformation

Transaction and transformation for the three months ended March 31, 2023 were $59 million, compared to $20 million for the three months ended March 31, 2022, an increase of $39 million. Transaction and transformation costs for the current year were higher primarily due to increased consulting and compensation costs related to our Transformation program (see ‘Transformation Program’ within this Part I, Item 2) incurred in the current period as compared to the prior-year comparable period.

Income from Operations

Income from operations for the three months ended March 31, 2023 was $285 million, compared to $179 million for the three months ended March 31, 2022, an increase of $106 million. This increase resulted primarily from the absence of the prior-year’s asset impairment expense discussed above and higher revenue, partially offset by higher travel and entertainment costs and increased marketing-related and professional service expenses in the current-year period.

Interest Expense

Interest expense for the three months ended March 31, 2023 was $54 million, compared to $49 million for the three months ended March 31, 2022, an increase of $5 million, or 10%. This increase was primarily the result of higher levels of indebtedness in the current year.

Other Income, Net

Other income, net for the three months ended March 31, 2023 was $25 million, compared to $27 million for the three months ended March 31, 2022, a decrease of $2 million. The decrease was due primarily to lower pension income, which was mostly attributable to higher interest costs resulting from higher assumed discount rates in the current year, and unfavorable foreign currency movement in the current-year period, partially offset by the prior-year loss on the Russian deconsolidation.

Provision for Income Taxes

Provision for income taxes for the three months ended March 31, 2023 was $50 million, compared to $43 million for the three months ended March 31, 2022, an increase of $7 million. The effective tax rate was 19.5% for the three months ended March 31, 2023, and 27.5% for the three months ended March 31, 2022. These effective tax rates are calculated using extended values from our condensed consolidated statements of comprehensive income and are therefore more precise tax rates than can be calculated from rounded values. The prior-year quarter’s effective tax rate was higher due to the tax effect of the divestment of our Russia business.

Income from Discontinued Operations, Net of Tax

Income from discontinued operations, net of tax for the three months ended March 31, 2022 was $11 million, which was attributable to the operations of the deferred closing entities and run-off activity associated with the divested Willis Re business (see Note 3 – Acquisitions and Divestitures in Part I, Item 1 ‘Financial Statements’ in this Form 10-Q).

Net Income Attributable to WTW

Net income attributable to WTW for the three months ended March 31, 2023 was $203 million, compared to $122 million for the three months ended March 31, 2022, an increase of $81 million, or 66%. This increase resulted primarily from the absence of the prior-year’s asset impairment expense discussed above and higher revenue, partially offset by higher travel and entertainment costs and increased marketing-related and professional service expenses in the current-year period.

Liquidity and Capital Resources

Executive Summary

Our principal sources of liquidity are funds generated by operating activities, available cash and cash equivalents and amounts available under our revolving credit facilities and any new debt offerings.

There has been significant volatility in financial markets, including occasional declines in equity markets, inflation and changes in interest rates and reduced liquidity on a global basis. Specific to WTW, following the reduced spending driven by the COVID-19 pandemic, spending on travel and associated expenses began to increase in 2022 and this trend has continued in 2023 following the return to office for many companies, which have increased in-person interactions.

Based on our current balance sheet and cash flows, current market conditions and information available to us at this time, we believe that WTW has access to sufficient liquidity, which includes all of the borrowing capacity available to draw against our $1.5 billion revolving credit facility, to meet our cash needs for the next twelve months, including investments in the business for growth and those related to our Transformation program, scheduled debt repayments, share repurchases and dividend payments. During the three months ended March 31, 2023, we repurchased $104 million of shares, and have authorization to repurchase an additional $1.2 billion. Additionally, we intend to repay in full our $250 million of 4.625% senior notes, which mature during the third quarter of 2023.

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

Cash and Cash Equivalents

Our cash and cash equivalents at March 31, 2023 totaled $1.1 billion, compared to $1.3 billion at December 31, 2022. The decrease in cash from December 31, 2022 to March 31, 2023 was due primarily to financing activity including $104 million of share repurchases and $87 million of dividend payments.

Additionally, we had all of the borrowing capacity available to draw against our $1.5 billion revolving credit facility at both March 31, 2023 and December 31, 2022.

Included within cash and cash equivalents at March 31, 2023 and December 31, 2022 are amounts held for regulatory capital adequacy requirements, including $100 million and $99 million, respectively, held within our regulated U.K. entities.

Summarized Condensed Consolidated Cash Flows

The following table presents the summarized condensed consolidated cash flow information for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Net cash from/(used in):
Operating activities	$134	$21
Investing activities	(61)	74
Financing activities	(453)	(2,580)
DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH (i)	(380)	(2,485)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	21	(34)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD (i)	4,721	7,691
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (i)	$4,362	$5,172

(i)
The amounts of cash, cash equivalents and restricted cash, their respective classification on the condensed consolidated balance sheets, as well as their respective portions of the increase or decrease in cash, cash equivalents and restricted cash for each of the periods presented, have been included in Note 19 — Supplemental Disclosures of Cash Flow Information within Part I, Item I ‘Financial Statements’ within this Quarterly Report on Form 10-Q.

Cash Flows From Operating Activities

Cash flows from operating activities were $134 million for the three months ended March 31, 2023, compared to $21 million for the three months ended March 31, 2022. The $134 million of net cash from operating activities for the three months ended March 31, 2023 included net income of $206 million and $191 million of favorable non-cash adjustments, partially offset by unfavorable changes in operating assets and liabilities of $263 million. This increase in cash flows from operations as compared to the prior year was primarily due to more favorable working capital movements resulting mostly from higher cash collections and lower discretionary compensation payments made in the current-year quarter as compared to the prior-year quarter.

The $21 million of net cash from operating activities for the three months ended March 31, 2022 included net income of $125 million and $281 million of favorable non-cash adjustments, partially offset by unfavorable changes in operating assets and liabilities of $385 million.

Cash Flows (Used In)/From Investing Activities

Cash flows used in investing activities for the three months ended March 31, 2023 were $61 million as compared to cash flows from investing activities of $74 million for the three months ended March 31, 2022. The cash flows used in investing activities for the three months ended March 31, 2023 consists primarily of capital expenditures and capitalized software additions. The cash flows from investing activities in the prior-year period primarily include sales of investments of $200 million, partially offset by capital expenditures and capitalized software additions of $46 million and an acquisition of $68 million made during the first quarter of 2022.

Cash Flows Used In Financing Activities

Cash flows used in financing activities for the three months ended March 31, 2023 were $453 million. The significant financing activities included net payments from fiduciary funds held for clients of $250 million, share repurchases of $104 million, and dividend payments of $87 million.

Cash flows used in financing activities for the three months ended March 31, 2022 were $2.6 billion. The significant financing activities included share repurchases of $2.3 billion, $211 million of net payments from fiduciary funds held for clients and dividend payments of $98 million.

Indebtedness

Total debt, total equity, and the capitalization ratios at March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
	($ in millions)
Long-term debt	$4,472	$4,471
Current debt	250	250
Total debt	$4,722	$4,721

Total WTW shareholders’ equity	$10,096	$10,016

Capitalization ratio	31.9%	32.0%

At March 31, 2023, our mandatory debt repayments over the next twelve months include $250 million outstanding on our 4.625% senior notes due 2023. For more information regarding our current and long-term debt, please see ‘Supplemental Guarantor Financial Information’ elsewhere within this Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

At March 31, 2023 and December 31, 2022, we were in compliance with all financial covenants.

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

At March 31, 2023 and December 31, 2022, we had fiduciary funds of $3.4 billion and $3.6 billion, respectively, of which $749 million and $945 million, respectively, are attributable to the divested Willis Re business.

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

At March 31, 2023, approximately $1.2 billion remained on the current repurchase authority. The maximum number of shares that could be repurchased based on the closing price of our ordinary shares on March 31, 2023 of $232.38 was 5,329,663.

During the three months ended March 31, 2023, the Company had the following share repurchase activity:

Three Months Ended March 31, 2023
Shares repurchased	432,140
Average price per share	$241.00
Aggregate repurchase cost (excluding broker costs)	$104 million

Capital Commitments

The Company’s capital expenditures for fixed assets and software for internal use were $42 million during the three months ended March 31, 2023. The Company estimates that there will be additional such expenditures, which include those incurred under its Transformation program, in the range of $180 million - $210 million during the remainder of 2023. We currently expect cash from operations to adequately provide for these cash needs. There have been no material changes to our capital commitments since December 31, 2022.

Dividends

Total cash dividends of $87 million were paid during the three months ended March 31, 2023. In February 2023, the board of directors approved a quarterly cash dividend of $0.84 per share ($3.36 per share annualized rate), which was paid on April 17, 2023 to shareholders of record as of March 31, 2023.

Supplemental Guarantor Financial Information

As of March 31, 2023, WTW has issued the following debt securities (the ‘notes’):

a)
Willis North America Inc. (‘Willis North America’) has approximately $3.7 billion senior notes outstanding, of which $650 million were issued on May 16, 2017, $1.0 billion were issued on September 10, 2018, $1.0 billion were issued on September 10, 2019, $275 million were issued on May 29, 2020, and $750 million were issued on May 19, 2022; and
b)
Trinity Acquisition plc has approximately $1.1 billion senior notes outstanding, of which $525 million were issued on August 15, 2013 and $550 million were issued on March 22, 2016, and a $1.5 billion revolving credit facility, on which no balance was outstanding at March 31, 2023.

The following table presents a summary of the entities that issue each note and those wholly-owned subsidiaries of the Company that guarantee each respective note on a joint and several basis as of March 31, 2023. These subsidiaries are all consolidated by Willis Towers Watson plc (the ‘parent company’) and together with the parent company comprise the ‘Obligor group’.

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

Each member of the Obligor group has only a stockholder’s claim on the assets of the non-guarantor subsidiaries. This stockholder’s claim is junior to the claims that creditors have against those non-guarantor subsidiaries. Holders of the notes will only be creditors of the Obligor group and not creditors of the non-guarantor subsidiaries. As a result, all of the existing and future liabilities of the non-guarantor subsidiaries, including any claims of trade creditors and preferred stockholders, will be structurally senior to the notes. As of and for the periods ended March 31, 2023 and December 31, 2022, the non-guarantor subsidiaries represented substantially all of the total assets and accounted for substantially all of the total revenue of the Company prior to consolidating adjustments. The non-guarantor subsidiaries have other liabilities, including contingent liabilities that may be significant. Each indenture does not contain any limitations on the amount of additional debt that the Obligor group and the non-guarantor subsidiaries may incur. The amounts of this debt could be substantial, and this debt may be debt of the non-guarantor subsidiaries, in which case this debt would be effectively senior in right of payment to the notes.

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

Intercompany balances and transactions between members of the Obligor group have been eliminated. All intercompany balances and transactions between the Obligor group and the non-guarantor subsidiaries have been presented in the disclosures below on a net presentation basis, rather than a gross basis, as this better reflects the nature of the intercompany positions and presents the funding or funded position that is to be received or owed. The intercompany balances and transactions between the Obligor group and non-guarantor subsidiaries, presented below, relate to a number of items including loan funding for acquisitions and other purposes, transfers of surplus cash between subsidiary companies, funding provided for working capital purposes, settlement of expense accounts, transactions related to share-based payment arrangements and share issuances, intercompany royalty arrangements, intercompany dividends and intercompany interest. At March 31, 2023 and December 31, 2022, the intercompany balances of the Obligor group with non-guarantor subsidiaries were net receivables of $200 million and $600 million, respectively, and net payables of $9.9 billion and $10.2 billion, respectively.

No balances or transactions of non-guarantor subsidiaries are presented in the disclosures other than the intercompany items noted above.

Presented below is certain summarized financial information for the Obligor group.

`	As of March 31, 2023	As of December 31, 2022
	(in millions)
Total current assets	$135	$216
Total non-current assets	199	685
Total current liabilities	6,827	6,916
Total non-current liabilities	7,943	8,212

Three months ended March 31, 2023
(in millions)
Revenue	$639
Income from operations	568
Income from operations before income taxes (i)	391
Net income	332
Net income attributable to WTW	332

(i)
Includes intercompany expense, net of the Obligor group from non-guarantor subsidiaries of $88 million for the three months ended March 31, 2023.

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

Within the measures referred to as ‘adjusted’, we adjust for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. Some of these items may not be applicable for the current quarter, however they may be part of our full-year results. Additionally, we have historically adjusted for certain items which are not described below, but for which we may adjust in a future period when applicable. Items applicable to the quarter or full year results, or the comparable periods, include the following:

•
Income from discontinued operations, net of tax – Adjustment to remove the after-tax income from discontinued operations and the after-tax gain attributable to the divested Willis Re business.
•
Restructuring costs and transaction and transformation – Management believes it is appropriate to adjust for restructuring costs and transaction and transformation when they relate to a specific significant program with a defined set of activities and costs that are not expected to continue beyond a defined period of time, or significant acquisition-related transaction expenses. We believe the adjustment is necessary to present how the Company is performing, both now and in the future when the incurrence of these costs will have concluded.
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

•
Constant currency change - Represents the year-over-year change in revenue excluding the impact of foreign currency fluctuations. To calculate this impact, the prior-year local currency results are first translated using the current-year monthly average exchange rates. The change is calculated by comparing the prior-year revenue, translated at the current-year monthly average exchange rates, to the current-year as-reported revenue, for the same period. We believe constant currency measures provide useful information to investors because they provide transparency to performance by excluding the effects that foreign currency exchange rate fluctuations have on period-over-period comparability given volatility in foreign currency exchange markets.
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

A reconciliation of the as-reported change to the constant currency and organic changes for the three months ended March 31, 2023 from the three months ended March 31, 2022 is as follows. The components of revenue change may not add due to rounding.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Three Months Ended March 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2023	2022	Change	Impact	Change	Divestitures	Change
	($ in millions)
Revenue	$2,244	$2,160	4%	(3)%	7%	(1)%	8%

For the three months ended March 31, 2023, our as-reported revenue increased by 4% and our organic revenue grew by 8% for the three months ended March 31, 2023. The increases in both as-reported and organic revenue were driven by strong performances in both segments.

Adjusted Operating Income/Margin

We consider adjusted operating income/margin to be important financial measures, which are used internally to evaluate and assess our core operations and to benchmark our operating results against our competitors.

Adjusted operating income is defined as income from operations adjusted for impairment, amortization, restructuring costs, transaction and transformation and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results. Adjusted operating income margin is calculated by dividing adjusted operating income by revenue.

Reconciliations of income from operations to adjusted operating income for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Income from operations	$285	$179
Adjusted for certain items:
Impairment	—	81
Amortization	71	85
Restructuring costs	3	6
Transaction and transformation	59	20
Adjusted operating income	$418	$371

Income from operations margin	12.7%	8.3%
Adjusted operating income margin	18.6%	17.2%

Adjusted operating income increased for the three months ended March 31, 2023 to $418 million, from $371 million for the three months ended March 31, 2022. This increase was due primarily to higher revenue, partially offset by higher travel and entertainment costs and increased marketing-related and professional service expenses in the current-year period.

Adjusted EBITDA/Margin

We consider adjusted EBITDA/margin to be important financial measures, which are used internally to evaluate and assess our core operations, to benchmark our operating results against our competitors and to evaluate and measure our performance-based compensation plans.

Adjusted EBITDA is defined as net income adjusted for income from discontinued operations, net of tax, provision for income taxes, interest expense, impairment, depreciation and amortization, restructuring costs, transaction and transformation, gains and losses on disposals of operations and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results. Adjusted EBITDA margin is calculated by dividing adjusted EBITDA by revenue.

Reconciliations of net income to adjusted EBITDA for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,
	2023	2022
	(in millions)
NET INCOME	$206	$125
Income from discontinued operations, net of tax	—	(11)
Provision for income taxes	50	43
Interest expense	54	49
Impairment	—	81
Depreciation	60	66
Amortization	71	85
Restructuring costs	3	6
Transaction and transformation	59	20
Loss on disposal of operations	—	54
Adjusted EBITDA	$503	$518

Net income margin	9.2%	5.8%
Adjusted EBITDA margin	22.4%	24.0%

Adjusted EBITDA for the three months ended March 31, 2023 was $503 million, compared to $518 million for the three months ended March 31, 2022. This decrease resulted primarily from higher travel and entertainment costs, increased professional services and marketing-related costs and lower pension income in the current-year period, partially offset by higher revenue.

Adjusted Net Income and Adjusted Diluted Earnings Per Share

Adjusted net income is defined as net income attributable to WTW adjusted for income from discontinued operations, net of tax, impairment, amortization, restructuring costs, transaction and transformation, gains and losses on disposals of operations and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results and the related tax effect of those adjustments and the tax effects of internal reorganizations. This measure is used solely for the purpose of calculating adjusted diluted earnings per share.

Adjusted diluted earnings per share is defined as adjusted net income divided by the weighted-average number of ordinary shares, diluted. Adjusted diluted earnings per share is used to internally evaluate and assess our core operations and to benchmark our operating results against our competitors.

Reconciliations of net income attributable to WTW to adjusted diluted earnings per share for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,
	2023	2022
	($ in millions)
NET INCOME ATTRIBUTABLE TO WTW	$203	$122
Adjusted for certain items:
Income from discontinued operations, net of tax	—	(11)
Impairment	—	81
Amortization	71	85
Restructuring costs	3	6
Transaction and transformation	59	20
Loss on disposal of operations	—	54
Tax effect on certain items listed above (i)	(34)	(42)
Tax effect of internal reorganizations	4	—
Adjusted net income	$306	$315

Weighted-average ordinary shares — diluted	108	118

Diluted earnings per share	$1.88	$1.03
Adjusted for certain items (ii) :
Income from discontinued operations, net of tax	—	(0.09)
Impairment	—	0.68
Amortization	0.66	0.72
Restructuring costs	0.03	0.05
Transaction and transformation	0.55	0.17
Loss on disposal of operations	—	0.46
Tax effect on certain items listed above (i)	(0.32)	(0.36)
Tax effect of internal reorganizations	0.04	—
Adjusted diluted earnings per share	$2.84	$2.66

(i)
The tax effect was calculated using an effective tax rate for each item.
(ii)
Per share values and totals may differ due to rounding.

Our adjusted diluted earnings per share increased for the three months ended March 31, 2023 as compared to the prior year primarily due to a lower weighted-average outstanding share count due to our share repurchase activity over the last year.

Adjusted Income Before Taxes and Adjusted Income Taxes/Tax Rate

Adjusted income before taxes is defined as income from operations before income taxes adjusted for impairment, amortization, restructuring costs, transaction and transformation, gains and losses on disposals of operations and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results. Adjusted income before taxes is used solely for the purpose of calculating the adjusted income tax rate.

Adjusted income taxes/tax rate is defined as the provision for income taxes adjusted for taxes on certain items of impairment, amortization, restructuring costs, transaction and transformation, gains and losses on disposals of operations, the tax effects of internal reorganizations and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results, divided by adjusted income before taxes. Adjusted income taxes is used solely for the purpose of calculating the adjusted income tax rate.

Management believes that the adjusted income tax rate presents a rate that is more closely aligned to the rate that we would incur if not for the reduction of pre-tax income for the adjusted items and the tax effects of internal reorganizations, which are not core to our current and future operations.

Reconciliations of income from operations before income taxes to adjusted income before taxes and provision for income taxes to adjusted income taxes for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,
	2023	2022
	($ in millions)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$256	$157
Adjusted for certain items:
Impairment	—	81
Amortization	71	85
Restructuring costs	3	6
Transaction and transformation	59	20
Loss on disposal of operations	—	54
Adjusted income before taxes	$389	$403

Provision for income taxes	$50	$43
Tax effect on certain items listed above (i)	34	42
Tax effect of internal reorganizations	(4)	—
Adjusted income taxes	$80	$85

U.S. GAAP tax rate	19.5%	27.5%
Adjusted income tax rate	20.5%	21.1%

(i)
The tax effect was calculated using an effective tax rate for each item.

Our U.S. GAAP tax rates were 19.5% and 27.5% for the three months ended March 31, 2023 and 2022, respectively. The prior-year quarter’s effective tax rate was higher due to the tax effect of the divestment of our Russian business.

Our adjusted income tax rates were 20.5% and 21.1% for the three months ended March 31, 2023 and 2022, respectively. The current- quarter adjusted tax rate is lower due to the distribution of geographical income.

Free Cash Flow

Free cash flow is defined as cash flows from operating activities less cash used to purchase fixed assets and software for internal use. Free cash flow is a liquidity measure and is not meant to represent residual cash flow available for discretionary expenditures.

Management believes that free cash flow presents the core operating performance and cash generating capabilities of our business operations.

Reconciliations of cash flows from operating activities to free cash flow for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Cash flows from operating activities	$134	$21
Less: Additions to fixed assets and software for internal use	(42)	(31)
Free cash flow	$92	$(10)

The increase in free cash flow during the current-year period was primarily due to more favorable working capital movements resulting mostly from higher cash collections and lower discretionary compensation payments made in the current-year quarter as compared to the prior-year quarter.

Critical Accounting Estimates

There were no material changes from the Critical Accounting Estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 24, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have considered changes in our exposure to market risks during the three months ended March 31, 2023 and have determined that there have been no material changes to our exposure to market risks from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 24, 2023. However, we have provided the following information to supplement or update our disclosures on our Form 10-K.

The Company has a global investment policy which is designed to ensure that we maintain diversification of our cash investments throughout the world in order to minimize the risk of loss due to a counterparty failure.

Interest Income on Fiduciary Funds

As described in our Annual Report on Form 10-K, we are exposed to interest rate risk. Specifically, as a result of our operating activities, we receive cash for premiums and claims which we deposit in high-quality bank term deposit and money market funds where permitted. We earn interest on these funds, which is included in our condensed consolidated financial statements as interest income. These funds are regulated in terms of access and the instruments in which they may be invested, most of which are short-term in maturity. As a result of measures taken by central banks around the world, rates offered on these investments have increased, in some cases significantly, over the course of the last year. This has resulted in the Company recognizing higher interest income over the same period in the prior year. Interest income in the future will be a function of the short-term rates we are able to obtain by currency and the cash balances available to invest in these instruments. Interest income was $32 million and $4 million for the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023, we held $1.9 billion of fiduciary funds invested in interest-bearing accounts. If short-term interest rates increased or decreased by 25 basis points, interest earned on these invested fiduciary funds, and therefore our interest income recognized, would increase or decrease by approximately $5 million on an annualized basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2023, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (‘CEO’) and the Chief Financial Officer (‘CFO’), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘Exchange Act’). Based upon that evaluation, our management, including the CEO and CFO, concluded that the our disclosure controls and procedures are effective in providing reasonable assurance that the information required to be included in the periodic reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including the CEO and the CFO, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1 regarding our legal proceedings is incorporated by reference herein from Part I, Item 1 Note 14 — Commitments and Contingencies - Legal Proceedings of the notes to the condensed consolidated financial statements in this Form 10-Q for the quarter ended March 31, 2023.

ITEM 1A. RISK FACTORS

Except as described below, there are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K, filed with the SEC on February 24, 2023. We urge you to read the risk factors contained therein.

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

Further, the continued slowdown in the global economy, including a recession, or in a particular region or industry, inflation or a tightening of the credit markets could negatively impact our business, financial condition and liquidity, including our ability to continue to access preferred sources of liquidity when we would like, and our borrowing costs could increase. In particular, further tightening of the credit markets could limit our ability to obtain external financing to fund our operations and capital expenditures, if and when needed. In addition, although we do not have any direct exposure to any of the banks affected by the recent banking crisis (such as the recent closure of Silicon Valley Bank and receivership of Signature Bank), we could experience losses on our holdings of cash and investments due to failures of other financial institutions and other parties. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could substantially and negatively impact our ability to do business as well as our financial condition. Furthermore, a continued deterioration or prolonged period of negative or stagnant macroeconomic conditions in the U.S. and globally could adversely affect our business, results of operations or financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2023, no shares were issued by the Company without registration under the Securities Act of 1933, as amended.

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

The following table presents specified information about the Company’s repurchases of its shares in the first quarter of 2023 and the Company’s remaining repurchase authority.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2023 through January 31, 2023	150,906	$252.05	150,906	5,610,897
February 1, 2023 through February 28, 2023	64,328	$247.89	64,328	5,546,569
March 1, 2023 through March 31, 2023	216,906	$231.26	216,906	5,329,663
	432,140	$241.00	432,140
At March 31, 2023 the maximum number of shares that may yet be purchased under the existing share repurchase plan is 5,329,663, with approximately $1.2 billion remaining on the current open-ended repurchase authority granted by the board. An estimate of the maximum number of shares under the existing authorities was determined using the closing price of our ordinary shares on March 31, 2023 of $232.38.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Schedule/ Form	Exhibit	Filing Date	Filed Herewith
10.1†	Form of 2023 Time-Based Restricted Share Unit Award Agreement for Executive Officers under the Willis Towers Watson Amended and Restated 2012 Equity Incentive Plan.				X
10.2†	Form of 2023 Performance-Based Restricted Share Unit Award Agreement for Executive Officers under the Willis Towers Watson Amended and Restated 2012 Equity Incentive Plan.				X
22.1	List of Issuers and Guarantor Subsidiaries.				X
31.1	Certification of the Registrant’s Chief Executive Officer, Carl A. Hess, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.				X
31.2	Certification of the Registrant’s Chief Financial Officer, Andrew J. Krasner, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.				X
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

** Furnished herewith. Any exhibits furnished herewith (including the certification furnished in Exhibit 32.1) are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed ‘filed’ for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the ‘Exchange Act’), or otherwise subject to the liability of that section. Such information shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Willis Towers Watson Public Limited Company
(Registrant)

/s/ Carl A. Hess		April 27, 2023
Name:	Carl A. Hess	Date
Title:	Chief Executive Officer

/s/ Andrew J. Krasner		April 27, 2023
Name:	Andrew J. Krasner	Date
Title:	Chief Financial Officer

/s/ Joseph S. Kurpis		April 27, 2023
Name:	Joseph S. Kurpis	Date
Title:	Principal Accounting Officer and Controller