Form 10-Q
period 2023-06-30
WILLIS TOWERS WATSON PLC
filed 2023-07-27
CIK 1140536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 24, 2023, there were outstanding 104,822,898 ordinary shares, nominal value $0.000304635 per share, of the registrant.

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

INDEX TO FORM 10-Q

For the Three and Six Months Ended June 30, 2023

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

Disclaimer Regarding Forward-looking Statements

We have included in this document ‘forward-looking statements’ within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, that address activities, events or developments that we expect or anticipate may occur in the future, including such things as: our outlook; the potential impact of natural or man-made disasters like health pandemics and other world health crises; future capital expenditures; ongoing working capital efforts; future share repurchases; financial results (including our revenue, costs or margins) and the impact of changes to tax laws on our financial results; existing and evolving business strategies and acquisitions and dispositions, including our completed sale of Willis Re to Arthur J. Gallagher & Co. (‘Gallagher’) and transitional arrangements related thereto; demand for our services and competitive strengths; strategic goals; the benefits of new initiatives; growth of our business and operations; our ability to successfully manage ongoing leadership, organizational and technology changes, including investments in improving systems and processes; our ability to implement and realize anticipated benefits of any cost-savings initiatives including the multi-year operational Transformation program; and plans and references to future successes, including our future financial and operating results, short-term and long-term financial goals, plans, objectives, expectations and intentions, including with respect to free cash flow generation, adjusted net revenue, adjusted operating margin and adjusted earnings per share, are forward-looking statements. Also, when we use words such as ‘may’, ‘will’, ‘would’, ‘anticipate’, ‘believe’, ‘estimate’, ‘expect’, ‘intend’, ‘plan’, ‘continues’, ‘seek’, ‘target’, ‘goal’, ‘focus’, ‘probably’, or similar expressions, we are making forward-looking statements. Such statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. All forward-looking disclosure is speculative by its nature.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Statements of Comprehensive Income

(In millions of U.S. dollars, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$2,159	$2,031	$4,403	$4,191
Costs of providing services
Salaries and benefits	1,347	1,259	2,660	2,577
Other operating expenses	433	393	886	879
Depreciation	64	65	124	131
Amortization	70	83	141	168
Restructuring costs	10	56	13	62
Transaction and transformation	93	38	152	58
Total costs of providing services	2,017	1,894	3,976	3,875
Income from operations	142	137	427	316
Interest expense	(57)	(51)	(111)	(100)
Other income, net	35	93	60	120
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	120	179	376	336
Provision for income taxes	(24)	(19)	(74)	(62)
INCOME FROM CONTINUING OPERATIONS	96	160	302	274
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(46)	—	(35)
NET INCOME	96	114	302	239
Income attributable to non-controlling interests	(2)	(5)	(5)	(8)
NET INCOME ATTRIBUTABLE TO WTW	$94	$109	$297	$231

EARNINGS PER SHARE
Basic earnings per share:
Income from continuing operations per share	$0.88	$1.38	$2.78	$2.31
Loss from discontinued operations per share	—	(0.41)	—	(0.30)
Basic earnings per share	$0.88	$0.97	$2.78	$2.01
Diluted earnings per share:
Income from continuing operations per share	$0.88	$1.38	$2.77	$2.31
Loss from discontinued operations per share	—	(0.41)	—	(0.30)
Diluted earnings per share	$0.88	$0.97	$2.77	$2.01

Comprehensive income/(loss) before non-controlling interests	$124	$(130)	$383	$(61)
Comprehensive income attributable to non-controlling interests	(2)	(5)	(5)	(8)
Comprehensive income/(loss) attributable to WTW	$122	$(135)	$378	$(69)

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Balance Sheets

(In millions of U.S. dollars, except share data)

(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$1,602	$1,262
Fiduciary assets	8,608	11,772
Accounts receivable, net	2,206	2,387
Prepaid and other current assets	401	414
Total current assets	12,817	15,835
Fixed assets, net	725	718
Goodwill	10,202	10,173
Other intangible assets, net	2,146	2,273
Right-of-use assets	570	586
Pension benefits assets	893	827
Other non-current assets	1,420	1,357
Total non-current assets	15,956	15,934
TOTAL ASSETS	$28,773	$31,769
LIABILITIES AND EQUITY
Fiduciary liabilities	$8,608	$11,772
Deferred revenue and accrued expenses	1,685	1,915
Current debt	899	250
Current lease liabilities	125	126
Other current liabilities	652	716
Total current liabilities	11,969	14,779
Long-term debt	4,565	4,471
Liability for pension benefits	452	480
Deferred tax liabilities	721	748
Provision for liabilities	386	357
Long-term lease liabilities	602	620
Other non-current liabilities	201	221
Total non-current liabilities	6,927	6,897
TOTAL LIABILITIES	18,896	21,676
COMMITMENTS AND CONTINGENCIES
EQUITY (i)
Additional paid-in capital	10,910	10,876
Retained earnings	1,429	1,764
Accumulated other comprehensive loss, net of tax	(2,540)	(2,621)
Treasury shares, at cost, 17,519 shares in 2022	—	(3)
Total WTW shareholders’ equity	9,799	10,016
Non-controlling interests	78	77
Total equity	9,877	10,093
TOTAL LIABILITIES AND EQUITY	$28,773	$31,769

(i)
Equity includes (a) Ordinary shares $0.000304635 nominal value; Authorized 1,510,003,775; Issued 104,943,324 (2023) and 106,756,364 (2022); Outstanding 104,943,324 (2023) and 106,756,364 (2022) and (b) Preference shares, $0.000115 nominal value; Authorized 1,000,000,000 and Issued none in 2023 and 2022.

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Statements of Cash Flows

(In millions of U.S. dollars)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$302	$239
Adjustments to reconcile net income to total net cash from operating activities:
Depreciation	124	131
Amortization	141	168
Impairment	—	81
Non-cash restructuring charges	8	49
Non-cash lease expense	58	64
Net periodic benefit of defined benefit pension plans	(11)	(80)
Provision for doubtful receivables from clients	5	12
Benefit from deferred income taxes	(37)	(45)
Share-based compensation	58	47
Net (gain)/loss on disposal of operations	(3)	96
Non-cash foreign exchange loss/(gain)	6	(1)
Other, net	16	(12)
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable	164	180
Other assets	(81)	(111)
Other liabilities	(346)	(573)
Provisions	26	13
Net cash from operating activities	430	258
CASH FLOWS (USED IN)/FROM INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	(80)	(60)
Capitalized software costs	(41)	(33)
Acquisitions of operations, net of cash acquired	(4)	(76)
Proceeds from sale of operations	9	—
Cash and fiduciary funds transferred in sale of operations	(916)	(12)
(Purchase)/sale of investments	(3)	200
Net cash (used in)/from investing activities	(1,035)	19
CASH FLOWS USED IN FINANCING ACTIVITIES
Senior notes issued	748	750
Debt issuance costs	(6)	(5)
Repayments of debt	(2)	(583)
Repurchase of shares	(454)	(2,721)
Proceeds from issuance of shares	—	1
Net (payments)/proceeds from fiduciary funds held for clients	(194)	85
Payments of deferred and contingent consideration related to acquisitions	(7)	(20)
Cash paid for employee taxes on withholding shares	(17)	(5)
Dividends paid	(177)	(189)
Acquisitions of and dividends paid to non-controlling interests	(4)	(3)
Net cash used in financing activities	(113)	(2,690)
DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH (i)	(718)	(2,413)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	(170)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD (i)	4,721	7,691
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (i)	$4,004	$5,108

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

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Statements of Changes in Equity

(In millions of U.S. dollars and number of shares in thousands)

(Unaudited)

	Six Months Ended June 30, 2023
	Shares outstanding	Additional paid-in capital	Retained earnings	Treasury shares	AOCL (i)	Total WTW shareholders’ equity	Non-controlling interests	Total equity
Balance as of December 31, 2022	106,756	$10,876	$1,764	$(3)	$(2,621)	$10,016	$77	$10,093
Shares repurchased	(432)	(3)	(104)	3	—	(104)	—	(104)
Net income	—	—	203	—	—	203	3	206
Dividends declared ($0.84 per share)	—	—	(89)	—	—	(89)	—	(89)
Other comprehensive income	—	—	—	—	53	53	—	53
Issuance of shares under employee stock compensation plans	59	—	—	—	—	—	—	—
Share-based compensation and net settlements	—	18	—	—	—	18	—	18
Foreign currency translation	—	(1)	—	—	—	(1)	—	(1)
Balance as of March 31, 2023	106,383	$10,890	$1,774	$—	$(2,568)	$10,096	$80	$10,176
Shares repurchased	(1,537)	—	(350)	—	—	(350)	—	(350)
Net income	—	—	94	—	—	94	2	96
Dividends declared ($0.84 per share)	—	—	(89)	—	—	(89)	—	(89)
Dividends attributable to non-controlling interests	—	—	—	—	—	—	(4)	(4)
Other comprehensive income	—	—	—	—	28	28	—	28
Issuance of shares under employee stock compensation plans	97	—	—	—	—	—	—	—
Share-based compensation and net settlements	—	20	—	—	—	20	—	20
Balance as of June 30, 2023	104,943	$10,910	$1,429	$—	$(2,540)	$9,799	$78	$9,877

(i)
Accumulated other comprehensive loss, net of tax (‘AOCL’).

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Statements of Changes in Equity

(In millions of U.S. dollars and number of shares in thousands)

(Unaudited)

	Six Months Ended June 30, 2022
	Shares outstanding	Additional paid-in capital	Retained earnings	Treasury shares	AOCL (i)	Total WTW shareholders’ equity	Non-controlling interests	Total equity
Balance as of December 31, 2021	122,056	$10,804	$4,645	$(3)	$(2,186)	$13,260	$48	$13,308
Shares repurchased	(9,860)	—	(2,250)	—	—	(2,250)	—	(2,250)
Net income	—	—	122	—	—	122	3	125
Dividends declared ($0.82 per share)	—	—	(94)	—	—	(94)	—	(94)
Dividends attributable to non-controlling interests	—	—	—	—	—	—	(1)	(1)
Other comprehensive loss	—	—	—	—	(56)	(56)	—	(56)
Issuance of shares under employee stock compensation plans	17	1	—	—	—	1	—	1
Share-based compensation and net settlements	—	20	—	—	—	20	—	20
Additional non-controlling interests	—	—	—	—	—	—	21	21
Foreign currency translation	—	1	—	—	—	1	—	1
Balance as of March 31, 2022	112,213	$10,826	$2,423	$(3)	$(2,242)	$11,004	$71	$11,075
Shares repurchased	(2,144)	—	(471)	—	—	(471)	—	(471)
Net income	—	—	109	—	—	109	5	114
Dividends declared ($0.82 per share)	—	—	(90)	—	—	(90)	—	(90)
Dividends attributable to non-controlling interests	—	—	—	—	—	—	(2)	(2)
Other comprehensive loss	—	—	—	—	(244)	(244)	—	(244)
Issuance of shares under employee stock compensation plans	27	—	—	—	—	—	—	—
Share-based compensation and net settlements	—	22	—	—	—	22	—	22
Additional non-controlling interests	—	—	—	—	—	—	6	6
Foreign currency translation	—	7	—	—	—	7	—	7
Balance as of June 30, 2022	110,096	$10,855	$1,971	$(3)	$(2,486)	$10,337	$80	$10,417

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

The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results that can be expected for the entire year. The Company experiences seasonal fluctuations of its revenue. Revenue is typically higher during the Company’s first and fourth quarters due primarily to the timing of broking-related activities. The results reflect certain estimates and assumptions made by management, including those estimates used in calculating acquisition consideration and fair value of tangible and intangible assets and acquisition-related liabilities, professional liability claims, estimated bonuses, valuation of billed and unbilled receivables, and anticipated tax liabilities that affect the amounts reported in the condensed consolidated financial statements and related notes.

Recent Accounting Pronouncements

There were no new pronouncements that are expected to have a significant impact to the Company or its condensed consolidated financial statements.

Other Legislation

Inflation Reduction Act

The Inflation Reduction Act (the ‘IRA’) was enacted into law on August 16, 2022 and certain portions of the IRA became effective January 1, 2023. The IRA introduced, among other provisions, a share repurchase excise tax and a new Corporate Alternative Minimum Tax (‘CAMT’) which imposes a 15% tax on the adjusted financial statement income of ‘applicable corporations’. The Company does not expect the excise tax or CAMT to have a significant impact on its condensed consolidated financial statements.

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

Willis Re Divestiture

On August 13, 2021, the Company entered into a definitive security and asset purchase agreement (the ‘Willis Re SAPA’) to sell its treaty-reinsurance business (‘Willis Re’) to Arthur J. Gallagher & Co. (‘Gallagher’), a leading global provider of insurance, risk management and consulting services, for total upfront cash consideration of $3.25 billion plus an earnout payable in 2025 of up to $750 million in cash, subject to certain adjustments. The deal was subject to required regulatory approvals and clearances, as well as other customary closing conditions, and was completed on December 1, 2021 (‘Principal Closing’). Although the majority of the Willis Re businesses transferred to Gallagher at Principal Closing, the assets and liabilities of certain Willis Re businesses were not transferred to Gallagher at the time due to local territory restrictions (‘Deferred Closing’). The Deferred Closing for all but one business was completed during the second quarter of 2022, and all net earnings of the Deferred Closing businesses accumulated between the Principal Closing and Deferred Closing remained payable to Gallagher at June 30, 2022 and September 30, 2022. The Company recognized a preliminary pre-tax gain of $2.3 billion upon completion of the sale in 2021, and during the second quarter of 2022, WTW recognized a $60 million reduction to the pre-tax gain related to an updated estimate of the working capital transferred upon disposal. The Company recognized the final allocation of the proceeds and related tax expense, as well as an adjustment of certain indemnities for the three months ended September 30, 2022. These amounts as well as the amounts payable with respect to the settled Deferred Closing businesses were remitted to Gallagher in October 2022. The remaining Deferred Closing business transferred during the fourth quarter of 2022, and all businesses have now been transferred to Gallagher. The gain is subject to tax in certain jurisdictions, mainly in the U.S., and is predominantly tax-exempt in the U.K.

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

A number of services are continuing under a cost reimbursement Transition Services Agreement (‘TSA’) in which WTW is providing Gallagher support including real estate leases, information technology, payroll, human resources and accounting. These services are expected to be provided for a period not to exceed two years from the Principal Closing. Fees earned under the TSA were $9 million and $18 million during the three and six months ended June 30, 2023, respectively, and $11 million and $23 million during the three and six months ended June 30, 2022, respectively, and have been recognized as a reduction to the costs incurred to service the TSA and are included in continuing operations within Other operating expenses on the condensed consolidated statements of comprehensive income. Costs incurred to service the TSA are expected to be reduced as part of the Company’s Transformation program (see Note 6 — Restructuring Costs for a description of the program) as quickly as possible when the services are no longer required by Gallagher.

The following selected financial information relates to the operations of Willis Re for the periods presented:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022

Revenue from discontinued operations	$12	$40
Costs of providing services
Salaries and benefits	2	8
Other operating expenses	1	1
Total costs of providing services	3	9
Other income, net	—	—
Income from discontinued operations before income taxes	9	31
Adjustment to gain on disposal of Willis Re	(61)	(63)
Benefit from income taxes	5	2
Net income receivable/(payable) to Gallagher on Deferred Closing	1	(5)
Loss from discontinued operations, net of tax	$(46)	$(35)

The expense amounts reflected above represent only the direct costs attributable to the Willis Re business and exclude allocations of corporate costs that will be retained following the sale. Neither the discontinued operations presented above, nor the unallocated corporate costs, reflect the impact of any cost reimbursement that will be received under the TSA.

Certain amounts included in the condensed consolidated balance sheets did not transfer to Gallagher under the terms of the Willis Re SAPA, and instead were to be settled by the Company, noting that certain fiduciary positions continued to be held under the terms of various co-broking agreements between subsidiaries of the Company and Gallagher. At December 31, 2022, the amounts of significant assets and liabilities related to the Willis Re businesses which were not transferred in the sale were $3.2 billion of fiduciary assets and liabilities, $29 million of accounts receivable and $73 million of other current liabilities. On May 31, 2023, the Company and Gallagher entered into a side letter to the Willis Re SAPA which became effective on June 1, 2023 and which (A) ended the co-broking agreements prospectively and which (B) transferred related fiduciary and certain non-fiduciary assets and liabilities to Gallagher at that time based on then-current estimates. These non-fiduciary amounts will be finalized in the third quarter of 2023. The value of the initial transfer amounted to $74 million of other current liabilities less $26 million of accounts receivables due to the Company, totaling $48 million of net cash transferred to Gallagher. Additionally, total fiduciary assets and liabilities of $4.5 billion, including $868 million of fiduciary cash, was transferred to Gallagher. The total cash outflow of $916 million is included in cash used in investing activities in the condensed consolidated statement of cash flows.

Note 4 — Revenue

Disaggregation of Revenue

The Company reports revenue by segment in Note 5 — Segment Information. The following tables present revenue by service offering and segment, as well as reconciliations to total revenue for the three and six months ended June 30, 2023 and 2022. Along with reimbursable expenses and other, total revenue by service offering represents our revenue from customer contracts.

	Three Months Ended June 30,
	HWC		R&B		Corporate (i)		Total
	2023	2022	2023	2022	2023	2022	2023	2022
Broking	$259	$236	$724	$661	$3	$3	$986	$900
Consulting	643	617	87	91	4	3	734	711
Outsourced administration	245	224	17	16	—	—	262	240
Other	59	62	55	48	—	—	114	110
Total revenue by service offering	1,206	1,139	883	816	7	6	2,096	1,961
Reimbursable expenses and other (i)	18	14	3	2	1	(3)	22	13
Total revenue from customer contracts	$1,224	$1,153	$886	$818	$8	$3	$2,118	$1,974
Interest and other income	9	20	17	36	15	1	41	57
Total revenue	$1,233	$1,173	$903	$854	$23	$4	$2,159	$2,031

	Six Months Ended June 30,
	HWC		R&B		Corporate (i)		Total
	2023	2022	2023	2022	2023	2022	2023	2022
Broking	$548	$507	$1,415	$1,357	$8	$7	$1,971	$1,871
Consulting	1,304	1,270	185	195	8	5	1,497	1,470
Outsourced administration	507	474	46	43	—	—	553	517
Other	128	126	122	109	—	—	250	235
Total revenue by service offering	2,487	2,377	1,768	1,704	16	12	4,271	4,093
Reimbursable expenses and other (i)	33	27	6	5	11	(1)	50	31
Total revenue from customer contracts	$2,520	$2,404	$1,774	$1,709	$27	$11	$4,321	$4,124
Interest and other income	15	26	36	39	31	2	82	67
Total revenue	$2,535	$2,430	$1,810	$1,748	$58	$13	$4,403	$4,191

(i)
Reimbursable expenses and other, as well as Corporate revenue, are excluded from segment revenue, but included in total revenue on the condensed consolidated statements of comprehensive income. Amounts included in Corporate revenue may include eliminations, adjustments to reserves and impacts from hedged revenue transactions.

Interest and other income is included in segment revenue and total revenue, however it has been presented separately in the above tables because it does not arise directly from contracts with customers. The significant components of interest and other income are as follows for the periods presented above:

	Three Months Ended June 30,
	HWC		R&B		Corporate		Total
	2023	2022	2023	2022	2023	2022	2023	2022
Book-of-business settlements	$—	$15	$3	$30	$—	$—	$3	$45
Interest income	6	1	15	6	14	—	35	7
Other income	3	4	(1)	—	1	1	3	5
Total interest and other income	$9	$20	$17	$36	$15	$1	$41	$57

	Six Months Ended June 30,
	HWC		R&B		Corporate		Total
	2023	2022	2023	2022	2023	2022	2023	2022
Book-of-business settlements	$—	$18	$10	$30	$—	$—	$10	$48
Interest income	11	2	27	9	29	—	67	11
Other income	4	6	(1)	—	2	2	5	8
Total interest and other income	$15	$26	$36	$39	$31	$2	$82	$67

As a result of the cessation of the co-broking agreement, (see Note 3 — Acquisitions and Divestitures) interest income associated with fiduciary funds will be allocated more directly to the Risk and Broking segment beginning in the third quarter of 2023. These amounts were previously allocated to the Corporate segment following the disposal of Willis Re.

The following tables present revenue from service offerings by the geography where our work was performed for the three and six months ended June 30, 2023 and 2022. Reconciliations to total revenue on our condensed consolidated statements of comprehensive income and to segment revenue are shown in the tables above.

	Three Months Ended June 30,
	HWC		R&B		Corporate		Total
	2023	2022	2023	2022	2023	2022	2023	2022
North America	$792	$756	$355	$333	$2	$2	$1,149	$1,091
Europe	315	293	389	351	4	3	708	647
International	99	90	139	132	1	1	239	223
Total revenue by geography	$1,206	$1,139	$883	$816	$7	$6	$2,096	$1,961

	Six Months Ended June 30,
	HWC		R&B		Corporate		Total
	2023	2022	2023	2022	2023	2022	2023	2022
North America	$1,615	$1,535	$646	$610	$3	$4	$2,264	$2,149
Europe	661	646	860	831	11	7	1,532	1,484
International	211	196	262	263	2	1	475	460
Total revenue by geography	$2,487	$2,377	$1,768	$1,704	$16	$12	$4,271	$4,093

Contract Balances

The Company reports accounts receivable, net on the condensed consolidated balance sheets, which includes billed and unbilled receivables and current contract assets. In addition to accounts receivable, net, the Company had the following non-current contract assets and deferred revenue balances at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Billed receivables, net of allowance for doubtful accounts of $37 million and $46 million	$1,408	$1,464
Unbilled receivables	497	457
Current contract assets	301	466
Accounts receivable, net	$2,206	$2,387
Non-current accounts receivable, net	$8	$9
Non-current contract assets	$792	$745
Deferred revenue	$694	$646

During the three and six months ended June 30, 2023, revenue of $58 million and $385 million, respectively, was recognized that was reflected as deferred revenue at December 31, 2022. During the three months ended June 30, 2023, revenue of $262 million was recognized that was reflected as deferred revenue at March 31, 2023.

During the three and six months ended June 30, 2023, the Company recognized revenue of $3 million and $7 million, respectively, related to performance obligations satisfied prior to 2023.

Performance Obligations

The Company has contracts for which performance obligations have not been satisfied as of June 30, 2023 or have been partially satisfied as of this date. The following table shows the expected timing for the satisfaction of the remaining performance obligations. This table does not include contract renewals or variable consideration, which was excluded from the transaction prices in accordance with the guidance on constraining estimates of variable consideration.

In addition, in accordance with ASC 606, Revenue From Contracts With Customers (‘ASC 606’), the Company has elected not to disclose the remaining performance obligations when one or both of the following circumstances apply:

•
Performance obligations which are part of a contract that has an original expected duration of less than one year, and
•
Performance obligations satisfied in accordance with ASC 606-10-55-18 (‘right to invoice’).

	Remainder of 2023	2024	2025 onward	Total
Revenue expected to be recognized on contracts as of June 30, 2023	$398	$414	$560	$1,372

Since most of the Company’s contracts are cancellable with less than one year’s notice and have no substantive penalty for cancellation, the majority of the Company’s remaining performance obligations as of June 30, 2023 have been excluded from the table above.

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

The following table presents segment revenue and segment operating income for our reportable segments for the three months ended June 30, 2023 and 2022.

	Three Months Ended June 30,
	HWC		R&B		Total
	2023	2022	2023	2022	2023	2022
Segment revenue	$1,215	$1,159	$900	$852	$2,115	$2,011

Segment operating income	$222	$217	$145	$168	$367	$385

The following table presents segment revenue and segment operating income for our reportable segments for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,
	HWC		R&B		Total
	2023	2022	2023	2022	2023	2022
Segment revenue	$2,502	$2,403	$1,804	$1,743	$4,306	$4,146

Segment operating income	$531	$474	$325	$360	$856	$834

The following table presents reconciliations of the information reported by segment to the Company’s condensed consolidated statements of comprehensive income amounts reported for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Total segment revenue	$2,115	$2,011	$4,306	$4,146
Reimbursable expenses and other	44	20	97	45
Revenue	$2,159	$2,031	$4,403	$4,191

Total segment operating income	$367	$385	$856	$834
Impairment (i)	—	—	—	(81)
Amortization	(70)	(83)	(141)	(168)
Restructuring costs (ii)	(10)	(56)	(13)	(62)
Transaction and transformation (iii)	(93)	(38)	(152)	(58)
Unallocated, net (iv)	(52)	(71)	(123)	(149)
Income from operations	142	137	427	316
Interest expense	(57)	(51)	(111)	(100)
Other income, net	35	93	60	120
Income from continuing operations before income taxes	$120	$179	$376	$336

(i)
Represents the impairment related to the net assets of our Russian business that are held outside of our Russian entities (see Note 3 — Acquisitions and Divestitures for further information).
(ii)
See Note 6 — Restructuring Costs for the composition of costs for 2023 and 2022.
(iii)
In 2023 and 2022, in addition to legal fees and other transaction costs, includes primarily consulting fees and compensation costs related to the Transformation program (see Note 6 — Restructuring Costs).
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

Note 6 — Restructuring Costs

In the fourth quarter of 2021, the Company initiated a three-year ‘Transformation program’ designed to enhance operations, optimize technology and align its real estate footprint to its new ways of working. During the second quarter of 2023, we revised the expected costs and savings under the program and we now expect the program to generate annual cost savings in excess of $380 million by the end of 2024. The program is expected to incur cumulative costs of approximately $630 million and capital expenditures of approximately $270 million, for a total investment of $900 million. The main categories of charges will be in the following four areas:

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

Certain costs under the Transformation program are accounted for under ASC 420, Exit or Disposal Cost Obligation, and are included as restructuring costs in the condensed consolidated statements of comprehensive income. Other costs incurred under the Transformation program are included in transaction and transformation and were $82 million and $127 million during the three and six months ended June 30, 2023, respectively, and $26 million and $31 million during the three and six months ended June 30, 2022, respectively. An analysis of total restructuring costs incurred under the Transformation program by category and by segment and corporate functions, from commencement to June 30, 2023, is as follows:

	HWC	R&B	Corporate	Total
2021
Real estate rationalization	$—	$—	$19	$19
Technology modernization	—	5	—	5
Process optimization	—	—	—	—
Other	—	—	2	2
2022
Real estate rationalization	—	—	79	79
Technology modernization	—	3	16	19
Process optimization	1	—	—	1
Other	—	—	—	—
2023
Real estate rationalization	—	—	12	12
Technology modernization	—	—	1	1
Process optimization	—	—	—	—
Other	—	—	—	—
Total
Real estate rationalization	—	—	110	110
Technology modernization	—	8	17	25
Process optimization	1	—	—	1
Other	—	—	2	2
Total	$1	$8	$129	$138

A rollforward of the liability associated with cash-based charges related to restructuring costs associated with the Transformation program is as follows:

	Real estate rationalization	Technology modernization	Process optimization	Other	Total
Balance at October 1, 2021	$—	$—	$—	$—	$—
Charges incurred	—	—	—	2	2
Cash payments	—	—	—	(1)	(1)
Balance at December 31, 2021	—	—	—	1	1
Charges incurred	27	—	1	—	28
Cash payments	(21)	—	(1)	(1)	(23)
Balance at December 31, 2022	6	—	—	—	6
Charges incurred	5	—	—	—	5
Cash payments	(9)	—	—	—	(9)
Balance at June 30, 2023	$2	$—	$—	$—	$2

Note 7 — Income Taxes

Provision for income taxes for the three and six months ended June 30, 2023 was $24 million and $74 million, respectively, compared to $19 million and $62 million for the three and six months ended June 30, 2022, respectively. The effective tax rates were 19.8% and 19.6% for the three and six months ended June 30, 2023, respectively, and 10.5% and 18.4% for the three and six months ended June 30, 2022, respectively. These effective tax rates are calculated using extended values from our condensed consolidated statements of comprehensive income and are therefore more precise tax rates than can be calculated from rounded values. The prior-year quarter effective tax rate was lower due to certain discrete tax benefits primarily related to return-to-provision true ups.

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

The Company records valuation allowances against net deferred tax assets based on whether it is more likely than not that the deferred tax assets will be realized. We have liabilities for uncertain tax positions under ASC 740, Income Taxes of $39 million, excluding interest and penalties. The Company believes the outcomes that are reasonably possible within the next 12 months may result in a reduction in the liability for uncertain tax positions of approximately $1 million to $2 million, excluding interest and penalties.

Note 8 — Goodwill and Other Intangible Assets

The components of goodwill are outlined below for the six months ended June 30, 2023.

	HWC	R&B	Total
Balance at December 31, 2022:
Goodwill, gross	$7,870	$2,795	$10,665
Accumulated impairment losses	(130)	(362)	(492)
Goodwill, net - December 31, 2022	7,740	2,433	10,173
Foreign exchange	13	16	29
Balance at June 30, 2023:
Goodwill, gross	7,883	2,811	10,694
Accumulated impairment losses	(130)	(362)	(492)
Goodwill, net - June 30, 2023	$7,753	$2,449	$10,202

Other Intangible Assets

The following table reflects changes in the net carrying amounts of the components of finite-lived intangible assets for the six months ended June 30, 2023:

	Client relationships	Software	Trademark and trade name	Other	Total
Balance at December 31, 2022:
Intangible assets, gross	$3,760	$725	$1,038	$98	$5,621
Accumulated amortization	(2,282)	(712)	(298)	(56)	(3,348)
Intangible assets, net - December 31, 2022	1,478	13	740	42	2,273
Intangible assets acquired	4	—	—	—	4
Amortization	(107)	(9)	(21)	(4)	(141)
Foreign exchange	10	—	—	—	10
Balance at June 30, 2023:
Intangible assets, gross	3,798	727	1,039	99	5,663
Accumulated amortization	(2,413)	(723)	(320)	(61)	(3,517)
Intangible assets, net - June 30, 2023	$1,385	$4	$719	$38	$2,146

The weighted-average remaining life of amortizable intangible assets at June 30, 2023 was 12.0 years.

The table below reflects the future estimated amortization expense for amortizable intangible assets for the remainder of 2023 and for subsequent years:

Amortization
Remainder of 2023	$124
2024	233
2025	210
2026	203
2027	199
Thereafter	1,177
Total	$2,146

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

These derivatives were designated as hedging instruments and at June 30, 2023 and December 31, 2022 had total notional amounts of $107 million and $134 million, respectively, and had a net fair value asset of $2 million and a net fair value liability of $3 million, respectively.

At June 30, 2023, the Company estimates, based on current exchange rates, there will be less than $1 million of net derivative gains on forward exchange rates reclassified from accumulated other comprehensive loss into earnings within the next twelve months as the forecast transactions affect earnings. At June 30, 2023, our longest outstanding maturity was 1.7 years.

The effects of the material derivative instruments that are designated as hedging instruments on the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2023 and 2022 are below. Amounts pertaining to the ineffective portion of hedging instruments and those excluded from effectiveness testing were immaterial for the three and six months ended June 30, 2023 and 2022.

	Gain/(loss) recognized in OCI (effective element)
	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Forward exchange contracts	$2	$(5)	$3	$(6)

Location of gain/(loss) reclassified from Accumulated OCL into income (effective element)	Gain/(loss) reclassified from Accumulated OCL into income (effective element)
	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue	$—	$1	$—	$1
Salaries and benefits	—	(1)	(1)	1
	$—	$—	$(1)	$2

The Company engages in intercompany borrowing and lending between subsidiaries, primarily through its in-house banking operations which give rise to foreign exchange exposures. The Company mitigates these risks through the use of short-term foreign currency forward and swap transactions that offset the underlying exposure created when the borrower and lender have different functional currencies. These derivatives are not generally designated as hedging instruments, and at June 30, 2023 and December 31, 2022, we had notional amounts of $1.6 billion and $1.7 billion, respectively. At June 30, 2023 and December 31, 2022, we had a net fair value liability of $2 million and a net fair value asset of $24 million, respectively. Such derivatives typically mature within three months.

The effects of derivatives that have not been designated as hedging instruments on the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2023 and 2022 are as follows (see Note 16 — Other Income, Net for the net foreign currency impact on the Company’s condensed consolidated statements of comprehensive income which includes the results of the offset of underlying exposures):

		Gain(loss) recognized in income
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments:	Location of gain/(loss) recognized in income	2023	2022	2023	2022
Forward exchange contracts	Other income, net	$8	$(20)	$16	$(26)

Note 10 — Debt

Current debt consists of the following:

	June 30, 2023	December 31, 2022
4.625% senior notes due 2023	$250	$250
3.600% senior notes due 2024	649	—
	$899	$250

Long-term debt consists of the following:

	June 30, 2023	December 31, 2022
Revolving $1.5 billion credit facility	$—	$—
3.600% senior notes due 2024	—	649
4.400% senior notes due 2026	547	547
4.650% senior notes due 2027	744	744
4.500% senior notes due 2028	597	597
2.950% senior notes due 2029	726	726
5.350% senior notes due 2033	742	—
6.125% senior notes due 2043	272	271
5.050% senior notes due 2048	395	395
3.875% senior notes due 2049	542	542
	$4,565	$4,471

Senior Notes

On May 17, 2023, the Company, together with its wholly-owned subsidiary, Willis North America Inc. as issuer, completed an offering of $750 million aggregate principal amount of 5.350% senior notes due 2033 (‘2033 senior notes’). The effective interest rate of the 2033 senior notes is 5.47%, which includes the impact of the discount upon issuance. The 2033 senior notes will mature on May 15, 2033. Interest on the 2033 senior notes accrues from May 17, 2023 and will be paid in cash on May 15 and November 15 of each year, commencing on November 15, 2023. The net proceeds from this offering, after deducting the underwriting discount and estimated offering expenses, were approximately $742 million and will be used to fully repay the $250 million aggregate principal amount of the 4.625% senior notes, which will mature during the third quarter of 2023, and related accrued interest, and for general corporate purposes.

Revolving Credit Facility

On June 29, 2023, Trinity Acquisition plc amended its revolving credit facility to replace the use of London Interbank Offered Rate (‘LIBOR’) with the Secured Overnight Financing Rate (‘SOFR’) in connection with its base-rate borrowings. This amendment was done in connection with the cessation of LIBOR and all other terms remain the same.

At June 30, 2023 and December 31, 2022, we were in compliance with all financial covenants.

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

The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments:

•
Mutual funds and exchange-traded funds are classified as Level 1 because we use quoted market prices in active markets in determining the fair value of these securities.
•
Commingled funds are not leveled within the fair value hierarchy as the funds are valued at the net value of shares held as reported by the manager of the funds. These funds are not exchange-traded.
•
Hedge funds are not leveled within the fair value hierarchy as the fair values for these investments are estimated based on the net asset values derived from the latest audited financial statements or most recent capital account statements provided by the funds’ investment manager or third-party administrator, as a practical expedient.
•
Market values for our derivative instruments have been used to determine the fair values of forward foreign exchange contracts based on estimated amounts the Company would receive or have to pay to terminate the agreements, taking into account observable information about the current foreign currency forward rates. Such financial instruments are classified as Level 2.

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

The following tables present our assets and liabilities measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022:

		Fair Value Measurements on a Recurring Basis at June 30, 2023
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds / exchange-traded funds (i)	Prepaid and other current assets and other non-current assets	$100	$—	$—	$100
	Fiduciary assets	182	—	—	182
Commingled funds (i) (ii)	Other non-current assets	—	—	—	8
Hedge funds (i) (iii)	Other non-current assets	—	—	—	5
Derivatives:
Derivative financial instruments (iv)	Prepaid and other current assets and other non-current assets	$—	$3	$—	$3
Liabilities:
Contingent consideration:
Contingent consideration (v) (vi)	Other current liabilities and other non-current liabilities	$—	$—	$43	$43
Derivatives:
Derivative financial instruments (iv)	Other current liabilities and other non-current liabilities	$—	$3	$—	$3

		Fair Value Measurements on a Recurring Basis at December 31, 2022
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds / exchange-traded funds	Prepaid and other current assets and other non-current assets	$7	$—	$—	$7
	Fiduciary assets	142	—	—	142
Derivatives:
Derivative financial instruments (iv)	Prepaid and other current assets and other non-current assets	$—	$26	$—	$26
Liabilities:
Contingent consideration:
Contingent consideration (v) (vi)	Other current liabilities and other non-current liabilities	$—	$—	$40	$40
Derivatives:
Derivative financial instruments (iv)	Other current liabilities and other non-current liabilities	$—	$5	$—	$5

(i)
With the exception of the funds included in fiduciary assets, the majority of these balances are held as part of deferred compensation plans with related liabilities in other current liabilities and other non-current liabilities on the condensed consolidated balance sheets.
(ii)
Consists of the Towers Watson Global Equity Focus Fund, for which redemptions can occur on any business day, and require a minimum of one business day’s notice.
(iii)
Consists of the Towers Watson Alternative Credit Fund, for which the redemption period is generally quarterly, however requires a 50-day notice.
(iv)
See Note 9 — Derivative Financial Instruments for further information on our derivative investments.
(v)
Probability weightings are based on our knowledge of the past and planned performance of the acquired entity to which the contingent consideration applies. The fair value weighted-average discount rates used in our material contingent consideration calculations were 10.03% and 10.26% at June 30, 2023 and December 31, 2022, respectively. The range of these discount rates was 3.53% - 13.80% at June 30, 2023. Using different probability weightings and discount rates could result in an increase or decrease of the contingent consideration payable.
(vi)
Consideration due to be paid across multiple years until 2027.

The following table summarizes the change in fair value of the Level 3 liabilities:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	June 30, 2023
Balance at December 31, 2022	$40
Obligations assumed	—
Payments	(2)
Realized and unrealized losses (i)	5
Foreign exchange	—
Balance at June 30, 2023	$43

(i)
Realized and unrealized losses include accretion and adjustments to contingent consideration liabilities, which are included within Interest expense and Other operating expenses, respectively, on the condensed consolidated statements of comprehensive income.

There were no significant transfers to or from Level 3 in the six months ended June 30, 2023.

Fair value information about financial instruments not measured at fair value

The following tables present our liabilities not measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Long-term note receivable	$71	$61	$68	$63
Liabilities:
Current debt	$899	$884	$250	$248
Long-term debt	$4,565	$4,202	$4,471	$4,069

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

Components of Net Periodic Benefit (Income)/Cost for Defined Benefit Pension Plans

The following tables set forth the components of net periodic benefit (income)/cost for the Company’s defined benefit pension plans for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023			2022
	U.S.	U.K.	Other	U.S.	U.K.	Other
Service cost	$14	$2	$4	$19	$4	$5
Interest cost	49	30	7	30	17	4
Expected return on plan assets	(76)	(41)	(10)	(82)	(37)	(9)
Settlements	1	—	(1)	—	—	—
Amortization of net loss	3	12	—	3	7	1
Amortization of prior service credit	—	(3)	1	—	(3)	—
Net periodic benefit (income)/cost	$(9)	$—	$1	$(30)	$(12)	$1

	Six Months Ended June 30,
	2023			2022
	U.S.	U.K.	Other	U.S.	U.K.	Other
Service cost	$28	$3	$7	$38	$7	$11
Interest cost	98	59	14	59	36	8
Expected return on plan assets	(152)	(80)	(19)	(165)	(76)	(19)
Settlements	1	—	(1)	—	—	—
Amortization of net loss	6	24	—	7	15	2
Amortization of prior service credit	—	(6)	1	—	(6)	—
Net periodic benefit (income)/cost	$(19)	$—	$2	$(61)	$(24)	$2

Employer Contributions to Defined Benefit Pension Plans

The Company did not make any contributions to its U.S. plans during the six months ended June 30, 2023 and currently does not anticipate making contributions over the remainder of the fiscal year. The Company made contributions of $10 million to its U.K. plans for the six months ended June 30, 2023 and anticipates making additional contributions of $8 million for the remainder of the fiscal year. The Company made contributions of $18 million to its other plans for the six months ended June 30, 2023 and anticipates making additional contributions of $5 million for the remainder of the fiscal year.

Defined Contribution Plans

The Company made contributions to its defined contribution plans of $41 million and $81 million during the three and six months ended June 30, 2023, respectively, and $38 million and $80 million during the three and six months ended June 30, 2022, respectively.

Note 13 — Leases

The following tables present lease costs recorded on our condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Finance lease cost:
Amortization of right-of-use assets	$1	$1	$1	$1
Interest on lease liabilities	—	—	1	1
Operating lease cost	37	56	71	95
Variable lease cost	16	16	28	34
Sublease income	(3)	(5)	(6)	(9)
Total lease cost, net	$51	$68	$95	$122

The total lease cost is recognized in different locations in our condensed consolidated statements of comprehensive income. Amortization of the finance lease ROU assets is included in depreciation, while the interest cost component of these finance leases is included in interest expense. All other costs are included in other operating expenses, with the exception of $4 million and $5 million incurred during the three and six months ended June 30, 2023, respectively, and $26 million and $31 million incurred during the three and six months ended June 30, 2022, respectively, that were included in restructuring costs (see Note 6 — Restructuring Costs) that primarily related to the acceleration of amortization of certain abandoned ROU assets and the payment of early termination fees. There are no significant lease costs that have been included as discontinued operations in the condensed consolidated statements of comprehensive income during the three and six months ended June 30, 2022.

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

Errors and omissions claims, lawsuits, and other proceedings arising in the ordinary course of business are covered in part by professional indemnity or other appropriate insurance. The terms of this insurance vary by policy year. Regarding self-insured risks, the Company has established provisions which are believed to be adequate in light of current information and legal advice, or, in certain cases, where a range of loss exists, the Company accrues the minimum amount in the range if no amount within the range is a better estimate than any other amount. The Company adjusts such provisions from time to time according to developments. See Note 15 — Supplementary Information for Certain Balance Sheet Accounts for the amounts accrued at June 30, 2023 and December 31, 2022 in the condensed consolidated balance sheets.

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

Note 15 — Supplementary Information for Certain Balance Sheet Accounts

Additional details of specific balance sheet accounts are detailed below.

Deferred revenue and accrued expenses consist of the following:

	June 30, 2023	December 31, 2022
Accounts payable, accrued liabilities and deferred revenue	$1,016	$975
Accrued discretionary and incentive compensation	397	708
Accrued vacation	199	142
Other employee-related liabilities	73	90
Total deferred revenue and accrued expenses	$1,685	$1,915

Provision for liabilities consists of the following:

	June 30, 2023	December 31, 2022
Claims, lawsuits and other proceedings	$319	$296
Other provisions	67	61
Total provision for liabilities	$386	$357

Note 16 — Other Income, Net

Other income, net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gain/(loss) on disposal of operations (i)	$3	$22	$3	$(32)
Net periodic pension and postretirement benefit credits	25	69	53	140
Interest in earnings of associates and other investments	1	2	2	4
Foreign exchange gain/(loss) (ii)	1	(1)	(4)	5
Other	5	1	6	3
Other income, net	$35	$93	$60	$120

(i)
For both the three and six months ended June 30, 2022, includes a $24 million non-cash revaluation gain related to an acquisition completed in stages.
(ii)
Includes the offsetting effects of the Company's foreign currency hedging program. See Note 9 — Derivative Financial Instruments.

Note 17 — Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of non-controlling interests, and net of tax are provided in the following tables for the three and six months ended June 30, 2023 and 2022. This table excludes amounts attributable to non-controlling interests, which are not material for further disclosure.

	Foreign currency translation (i)		Derivative instruments (i)		Defined pension and post-retirement benefit costs (ii)		Total
	2023	2022	2023	2022	2023	2022	2023	2022
Quarter-to-date activity:
Balance at March 31, 2023 and 2022, respectively	$(944)	$(548)	$11	$8	$(1,635)	$(1,702)	$(2,568)	$(2,242)
Other comprehensive income/(loss) before reclassifications	18	(246)	1	(2)	1	(4)	20	(252)
Loss reclassified from accumulated other comprehensive loss (net of income tax benefit of $3 and $1, respectively)	—	—	—	—	8	8	8	8
Net current-period other comprehensive income/(loss)	18	(246)	1	(2)	9	4	28	(244)
Balance at June 30, 2023 and 2022, respectively	$(926)	$(794)	$12	$6	$(1,626)	$(1,698)	$(2,540)	$(2,486)

Year-to-date activity:
Balance at December 31, 2022 and 2021, respectively	$(987)	$(489)	$9	$11	$(1,643)	$(1,708)	$(2,621)	$(2,186)
Other comprehensive income/(loss) before reclassifications	61	(305)	3	(3)	—	(2)	64	(310)
(Gain)/loss reclassified from accumulated other comprehensive loss (net of income tax benefit of $6 and $4, respectively)	—	—	—	(2)	17	12	17	10
Net current-period other comprehensive income/(loss)	61	(305)	3	(5)	17	10	81	(300)
Balance at June 30, 2023 and 2022, respectively	$(926)	$(794)	$12	$6	$(1,626)	$(1,698)	$(2,540)	$(2,486)

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

At June 30, 2023 and 2022, there were 0.6 million and 0.7 million restricted performance-based stock units outstanding, respectively, and 0.5 million and 0.4 million restricted time-based stock units outstanding, respectively. The Company’s time-based share options were immaterial at both June 30, 2023 and 2022. There were no performance-based options outstanding at June 30, 2023; there were 0.1 million performance-based options outstanding at June 30, 2022.

Basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income from continuing operations	$96	$160	$302	$274
Less: income attributable to non-controllable interests	(2)	(5)	(5)	(8)
Income from continuing operations attributable to WTW	$94	$155	$297	$266

Loss from discontinued operations, net of tax	$—	$(46)	$—	$(35)

Basic average number of shares outstanding	107	112	107	115
Dilutive effect of potentially issuable shares	—	—	—	—
Diluted average number of shares outstanding	107	112	107	115

Basic earnings per share from continuing operations attributable to WTW	$0.88	$1.38	$2.78	$2.31
Dilutive effect of potentially issuable shares	—	—	(0.01)	—
Diluted earnings per share from continuing operations attributable to WTW	$0.88	$1.38	$2.77	$2.31

Basic loss per share from discontinued operations, net of tax	$—	$(0.41)	$—	$(0.30)
Dilutive effect of potentially issuable shares	—	—	—	—
Diluted loss per share from discontinued operations, net of tax	$—	$(0.41)	$—	$(0.30)

Anti-dilutive restricted stock units were immaterial for the three and six months ended June 30, 2023; for the three and six months ended June 30, 2022, 0.3 million and 0.2 million restricted stock units, respectively, were not included in the computation of the dilutive effect of potentially issuable shares because their effect was anti-dilutive. There were no anti-dilutive options for the three and six months ended June 30, 2023 and 2022.

Note 19 — Supplemental Disclosures of Cash Flow Information

Supplemental disclosures regarding cash flow information are as follows:

	Six months ended June 30,
	2023	2022
Supplemental disclosures of cash flow information:
Cash and cash equivalents	$1,602	$1,920
Fiduciary funds (included in fiduciary assets)	2,402	3,183
Cash and cash equivalents and fiduciary funds (included in current assets held for sale)	—	5
Total cash, cash equivalents and restricted cash	$4,004	$5,108

Increase/(decrease) in cash, cash equivalents and other restricted cash	$345	$(2,515)
(Decrease)/increase in fiduciary funds	(1,063)	102
Total	$(718)	$(2,413)

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

Transformation Program

In the fourth quarter of 2021, the Company initiated a three-year ‘Transformation program’ designed to enhance operations, optimize technology and align its real estate footprint to its new ways of working. During the second quarter of 2023, we revised the expected costs and savings under the program and we now expect the program to generate annual cost savings in excess of $380 million by the end of 2024. The program is expected to incur cumulative costs of approximately $630 million and capital expenditures of approximately $270 million, for a total investment of $900 million. The main categories of charges will be in the following four areas:

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

Certain costs under the Transformation program are accounted for under ASC 420, Exit or Disposal Cost Obligation, and are included as restructuring costs in the condensed consolidated statements of comprehensive income. For the three and six months ended June 30, 2023, restructuring charges under our Transformation program totaled $10 million and $13 million, respectively; for the three and six months ended June 30, 2022, restructuring charges under our Transformation program totaled $56 million and $62 million, respectively. Other costs incurred under the Transformation program are included in transaction and transformation and were $82 million and $127 million for the three and six months ended June 30, 2023, respectively, and $26 million and $31 million for the three and six months ended June 30, 2022, respectively. From the actions taken during the second quarter of 2023, we have identified an additional $53 million of annualized run-rate savings during the year due to newly-realized opportunities and incremental sources of value. Since the inception of the program, we have identified $277 million of cumulative annualized run-rate savings, which overall are primarily attributable to the reduction of real estate and technology costs. The benefits from the program began to be recognized during 2022.

For a discussion of some of the risks associated with the Transformation program, see Part I, Item 1A ‘Risk Factors’ in our Annual Report on Form 10-K, filed with the SEC on February 24, 2023.

Financial Statement Overview

The table below sets forth our summarized condensed consolidated statements of comprehensive income and data as a percentage of revenue for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	($ in millions, except per share data)
Revenue	$2,159	100%	$2,031	100%	$4,403	100%	$4,191	100%
Costs of providing services
Salaries and benefits	1,347	62%	1,259	62%	2,660	60%	2,577	61%
Other operating expenses	433	20%	393	19%	886	20%	879	21%
Depreciation	64	3%	65	3%	124	3%	131	3%
Amortization	70	3%	83	4%	141	3%	168	4%
Restructuring costs	10	—%	56	3%	13	—%	62	1%
Transaction and transformation	93	4%	38	2%	152	3%	58	1%
Total costs of providing services	2,017		1,894		3,976		3,875
Income from operations	142	7%	137	7%	427	10%	316	8%
Interest expense	(57)	(3)%	(51)	(3)%	(111)	(3)%	(100)	(2)%
Other income, net	35	2%	93	5%	60	1%	120	3%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	120	6%	179	9%	376	9%	336	8%
Provision for income taxes	(24)	(1)%	(19)	(1)%	(74)	(2)%	(62)	(1)%
INCOME FROM CONTINUING OPERATIONS	96	4%	160	8%	302	7%	274	7%
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—%	(46)	(2)%	—	—%	(35)	(1)%
Income attributable to non-controlling interests	(2)	—%	(5)	—%	(5)	—%	(8)	—%
NET INCOME ATTRIBUTABLE TO WTW	$94	4%	$109	5%	$297	7%	$231	6%
Diluted earnings per share from continuing operations	$0.88		$1.38		$2.77		$2.31

Consolidated Revenue (Continuing Operations)

Revenue for the three months ended June 30, 2023 was $2.2 billion, compared to $2.0 billion for the three months ended June 30, 2022, an increase of $128 million, or 6%, on an as-reported basis. Adjusting for the impacts of foreign currency and acquisitions and disposals, our organic revenue growth was 7% for the three months ended June 30, 2023. Revenue for the six months ended June 30, 2023 was $4.4 billion, compared to $4.2 billion for the six months ended June 30, 2022, an increase of $212 million, or 5%, on an as-reported basis. Adjusting for the impacts of foreign currency and acquisitions and disposals, our organic revenue growth was 8% for the six months ended June 30, 2023. The increases in both as-reported and organic revenue were driven by strong performances in both segments as well as the recognition of higher interest income that is not allocated to the segments.

Our revenue can be materially impacted by changes in currency conversions, which can fluctuate significantly over the course of a calendar year. For the three months ended June 30, 2023, currency translation decreased our consolidated revenue by $9 million. The primary currency driving this change was the Canadian Dollar and Argentine Peso. For the six months ended June 30, 2023, currency translation decreased our consolidated revenue by $72 million. The primary currencies driving this change were the Pound sterling and Euro.

The following table details our top five markets based on the percentage of consolidated revenue (in U.S. dollars) from the countries where work was performed for the six months ended June 30, 2023. These figures do not represent the currency of the related revenue, which is presented in the next table.

Geographic Region	% of Revenue
United States	50%
United Kingdom	19%
France	5%
Germany	3%
Canada	3%

The table below details the approximate percentage of our revenue and expenses from continuing operations by transactional currency for the six months ended June 30, 2023.

Transactional Currency	Revenue	Expenses (i)
U.S. dollars	56%	53%
Pounds sterling	12%	17%
Euro	16%	13%
Other currencies	16%	17%

(i)
These percentages exclude certain expenses for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. These items include amortization of intangible assets and transaction and transformation.

The following tables set forth the total revenue for the three and six months ended June 30, 2023 and 2022 and the components of the changes in total revenue for the three and six months ended June 30, 2023, as compared to the prior year periods. The components of the revenue change may not add due to rounding.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Three Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2023	2022	Change	Impact	Change	Divestitures	Change
	($ in millions)
Revenue	$2,159	$2,031	6%	—%	7%	—%	7%

				Components of Revenue Change
			As	Less:	Constant	Less:
	Six Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2023	2022	Change	Impact	Change	Divestitures	Change
	($ in millions)
Revenue	$4,403	$4,191	5%	(2)%	7%	(1)%	8%

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

The following table sets forth HWC revenue for the three months ended June 30, 2023 and 2022 and the components of the change in revenue for the three months ended June 30, 2023 from the three months ended June 30, 2022.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Three Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2023	2022	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$1,215	$1,159	5%	—%	5%	—%	5%

HWC segment revenue for both the three months ended June 30, 2023 and 2022 was $1.2 billion. Organic growth was led by Benefits Delivery & Outsourcing, driven by higher volumes and placements of Medicare Advantage and Life policies in Individual Marketplace, and increased project activity in Outsourcing. Our Wealth businesses generated organic revenue growth from higher levels of Retirement work in North America and Europe, along with new client acquisitions and higher fees related to value-added services in Investments. Though Health faced significant headwinds from book-of-business settlement revenue in the comparable period of last year, the business had organic revenue growth driven by the continued expansion of our client portfolio in International and Europe and increased project activity and brokerage income in North America. Our Career businesses grew revenue organically through increased reward-based advisory services and higher compensation survey participation.

The following table sets forth HWC segment revenue for the six months ended June 30, 2023 and 2022 and the components of the change in revenue for the six months ended June 30, 2023 from the six months ended June 30, 2022.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Six Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2023	2022	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$2,502	$2,403	4%	(2)%	6%	—%	6%

HWC segment revenue for the six months ended June 30, 2023 and 2022 was $2.5 billion and $2.4 billion, respectively. Organic growth was led by Benefits Delivery & Outsourcing, driven by higher volumes and placements of Medicare Advantage and Life policies in Individual Marketplace and increased project activity in Outsourcing. Though Health faced significant headwinds from book-of-business settlement revenue in the comparable period of last year, the business had organic revenue growth driven by the continued expansion of our client portfolio in International and Europe and increased project activity and brokerage income in North America. Our Wealth businesses generated organic revenue growth from higher levels of Retirement work in North America and Europe. Our Career businesses grew revenue organically through increased demand for advisory services and increases in data, software license and survey sales.

Risk & Broking

The Risk & Broking (‘R&B’) segment provides a broad range of risk advice, insurance brokerage and consulting services to clients worldwide ranging from small businesses to multinational corporations. The segment comprises two primary businesses - Corporate Risk & Broking and Insurance Consulting and Technology.

The following table sets forth R&B revenue for the three months ended June 30, 2023 and 2022 and the components of the change in revenue for the three months ended June 30, 2023 from the three months ended June 30, 2022.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Three Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2023	2022	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$900	$852	6%	(1)%	6%	—%	6%

R&B segment revenue for the three months ended June 30, 2023 and 2022 was $900 million and $852 million, respectively. Despite significant pressure from headwinds from book-of-business settlement revenue in the comparable period, Corporate Risk & Broking generated solid organic revenue growth across all geographies, primarily driven by new business, improved retention and strong contributions from our global lines of business. Insurance Consulting and Technology had organic revenue growth from software sales and increased project revenue.

The following table sets forth R&B segment revenue for the six months ended June 30, 2023 and 2022 and the components of the change in revenue for the six months ended June 30, 2023 from the six months ended June 30, 2022.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Six Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2023	2022	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$1,804	$1,743	3%	(2)%	6%	(2)%	8%

R&B segment revenue for the six months ended June 30, 2023 and 2022 was $1.8 billion and $1.7 billion, respectively. Despite significant pressure from headwinds from book-of-business settlement revenue in the comparable period, Corporate Risk & Broking generated solid organic revenue growth across all geographies, primarily driven by new business, improved retention and strong contributions from our global lines of business. Insurance Consulting and Technology had organic revenue growth from software sales and increased project revenue.

Costs of Providing Services (Continuing Operations)

Total costs of providing services for the three months ended June 30, 2023 were $2.0 billion, compared to $1.9 billion for the three months ended June 30, 2022, an increase of $123 million, or 6%. Total costs of providing services for the six months ended June 30, 2023 were $4.0 billion, compared to $3.9 billion for the six months ended June 30, 2022, an increase of $101 million, or 3%. See the following discussion for further details.

Salaries and Benefits

Salaries and benefits for both the three months ended June 30, 2023 and 2022 were $1.3 billion, an increase of $88 million, or 7%. The increase in the current year is primarily due to higher salary expense and higher incentive and benefit costs for the period. Salaries and benefits, as a percentage of revenue, represented 62% for both the three months ended June 30, 2023 and 2022.

Salaries and benefits for the six months ended June 30, 2023 were $2.7 billion, compared to $2.6 billion for the six months ended June 30, 2022, an increase of $83 million, or 3%. The increase in the current year is primarily due to higher salary expense and higher incentive and benefit costs for the period. Salaries and benefits, as a percentage of revenue, represented 60% and 61% for the six months ended June 30, 2023 and 2022, respectively.

Other Operating Expenses

Other operating expenses for the three months ended June 30, 2023 were $433 million, compared to $393 million for the three months ended June 30, 2022, an increase of $40 million, or 10%. The increase was primarily due to higher professional service and marketing-related expenses for the current-year period as compared to the prior-year comparable period, and higher travel and entertainment costs as post-pandemic activity increased.

Other operating expenses for the six months ended June 30, 2023 were $886 million, compared to $879 million for the six months ended June 30, 2022, an increase of $7 million. The increase was primarily due to higher professional service and marketing-related expenses for the current-year as compared to the prior-year comparable period, and higher travel and entertainment costs as post-pandemic activity increased, partially offset by the absence of the prior-year asset impairments incurred, mostly accounts receivables, related to Russian insurance contracts placed by U.K. brokers in the London market (see Note 3 — Acquisitions and Divestitures within Part I, Item 1 ‘Financial Statements’ in this Form 10-Q for additional information).

Depreciation

Depreciation for the three months ended June 30, 2023 was $64 million, compared to $65 million for the three months ended June 30, 2022, a decrease of $1 million, or 2%. Depreciation for the six months ended June 30, 2023 was $124 million, compared to $131 million for the six months ended June 30, 2022, a decrease of $7 million, or 5%. These decreases were primarily due to a lower depreciable base of assets resulting from business disposals over the last two years and a lower dollar value of assets placed in service during the past few years.

Amortization

Amortization for the three months ended June 30, 2023 was $70 million, compared to $83 million for the three months ended June 30, 2022, a decrease of $13 million, or 16%. Amortization for the six months ended June 30, 2023 was $141 million, compared to $168 million for the six months ended June 30, 2022, a decrease of $27 million, or 16%. Our intangible amortization is generally more heavily weighted to the initial years of the useful lives of the related intangibles, and therefore amortization related to intangible assets will continue to decrease over time.

Restructuring Costs

Restructuring costs for the three months ended June 30, 2023 were $10 million, compared to $56 million for the three months ended June 30, 2022. Restructuring costs for the six months ended June 30, 2023 were $13 million, compared to $62 million for the six months ended June 30, 2022. Restructuring costs in both the current-year and prior-year periods primarily related to the real estate rationalization component of the Transformation program commenced by the Company during the fourth quarter of 2021 (see

‘Transformation Program’ within this Part I, Item 2 and Note 6 — Restructuring Costs within Part I, Item 1 ‘Financial Statements’ of this Quarterly Report on Form 10-Q).

Transaction and Transformation

Transaction and transformation for the three months ended June 30, 2023 were $93 million, compared to $38 million for the three months ended June 30, 2022, an increase of $55 million. Transaction and transformation for the six months ended June 30, 2023 were $152 million, compared to $58 million for the six months ended June 30, 2022, an increase of $94 million. Transaction and transformation costs for the current year were higher primarily due to increased consulting and compensation costs related to our Transformation program (see ‘Transformation Program’ within this Part I, Item 2) incurred in the current-year periods as compared to the prior-year comparable periods.

Income from Operations

Income from operations for the three months ended June 30, 2023 was $142 million, compared to $137 million for the three months ended June 30, 2022, an increase of $5 million. This increase resulted primarily from higher revenue and lower restructuring costs in the current year, partially offset by higher salary expense and incentive and benefit costs, higher transaction and transformation costs, and higher professional service and marketing-related expenses in the current-year period as compared to the prior-year period.

Income from operations for the six months ended June 30, 2023 was $427 million, compared to $316 million for the six months ended June 30, 2022, an increase of $111 million. This increase resulted primarily from higher revenue, the absence of the prior-year’s asset impairment expense discussed above, and lower restructuring costs in the current year, partially offset by higher salary expense and incentive and benefit costs, higher transaction and transformation costs, higher travel and entertainment costs and increased marketing-related and professional service expenses in the current-year period as compared to the prior-year period.

Interest Expense

Interest expense for the three months ended June 30, 2023 was $57 million, compared to $51 million for the three months ended June 30, 2022, an increase of $6 million, or 12%. Interest expense for the six months ended June 30, 2023 was $111 million as compared to $100 million for the six months ended June 30, 2022, an increase of $11 million, or 11%. These increases were primarily the result of higher levels of indebtedness in the current year.

Other Income, Net

Other income, net for the three months ended June 30, 2023 was $35 million, compared to $93 million for the three months ended June 30, 2022, a decrease of $58 million, mostly related to lower pension income, which was primarily attributable to higher interest costs resulting from higher assumed discount rates in the current year and lower gains on disposals in the current quarter.

Other income, net for the six months ended June 30, 2023 was $60 million, compared to $120 million for the six months ended June 30, 2022, a decrease of $60 million. This decrease was due primarily to lower pension income, which was mostly attributable to higher interest costs resulting from higher assumed discount rates in the current year, and unfavorable foreign currency movement in the current-year period. The year-over-year decrease was also impacted by the net losses on disposal of operations in the prior year, which had partially offset the other income gains in the prior year.

Provision for Income Taxes

Provision for income taxes for the three months ended June 30, 2023 was $24 million, compared to $19 million for the three months ended June 30, 2022, an increase of $5 million. The effective tax rate was 19.8% for the three months ended June 30, 2023 and 10.5% for the three months ended June 30, 2022. Provision for income taxes for the six months ended June 30, 2023 was $74 million, compared to $62 million for the six months ended June 30, 2022, an increase of $12 million. The effective tax rate was 19.6% for the six months ended June 30, 2023 and 18.4% for the six months ended June 30, 2022. These effective tax rates are calculated using extended values from our condensed consolidated statements of comprehensive income and are therefore more precise tax rates than can be calculated from rounded values. The prior-year quarter’s effective tax rate was lower due to certain discrete tax benefits primarily related to return-to-provision true ups.

Loss from Discontinued Operations, Net of Tax

Loss from discontinued operations, net of tax for the three and six months ended June 30, 2022 was $46 million and $35 million, respectively. The operations of our Willis Re business were reclassified to discontinued operations upon our entering into an agreement to sell the business during the third quarter of 2021 (see Note 3 – Acquisitions and Divestitures in Part I, Item 1 ‘Financial Statements’ in this Form 10-Q). This loss was primarily attributable to the reduction to the gain on disposal resulting from an updated estimate of working capital which decreased the preliminary purchase price by $60 million, and was partially offset by the operations of the deferred closing entities and run-off activity associated with the divestiture.

Net Income Attributable to WTW

Net income attributable to WTW for the three months ended June 30, 2023 was $94 million, compared to $109 million for the three months ended June 30, 2022, a decrease of $15 million, or 14%. This decrease resulted primarily from higher salary expense and incentive and benefit costs, higher transaction and transformation costs, higher professional service and marketing-related expenses, lower pension income and lower gains on disposals in the current-year period, partially offset by higher revenue and lower restructuring costs in the current year.

Net income attributable to WTW for the six months ended June 30, 2023 was $297 million, compared to $231 million for the six months ended June 30, 2022, an increase of $66 million, or 29%. This increase resulted primarily from higher revenue, the absence of the prior-year’s asset impairment expense discussed above, and lower restructuring costs in the current year, partially offset by higher salary expense and incentive and benefit costs, higher transaction and transformation costs, lower pension income, higher travel and entertainment costs and increased marketing-related and professional service expenses in the current year.

Liquidity and Capital Resources

Executive Summary

Our principal sources of liquidity are funds generated by operating activities, available cash and cash equivalents and amounts available under our revolving credit facilities and any new debt offerings.

There has been significant volatility in financial markets, including occasional declines in equity markets, inflation and changes in interest rates and reduced liquidity on a global basis. Specific to WTW, following the reduced spending driven by the COVID-19 pandemic, spending on travel and associated expenses began to increase in 2022, and this trend has continued in 2023 following the return to office for many companies which have increased in-person interactions.

Based on our current balance sheet and cash flows, current market conditions and information available to us at this time, we believe that WTW has access to sufficient liquidity, which includes all of the borrowing capacity available to draw against our $1.5 billion revolving credit facility, to meet our cash needs for the next twelve months, including investments in the business for growth and those related to our Transformation program, scheduled debt repayments, share repurchases and dividend payments. During the second quarter of 2023, we completed an offering of $750 million aggregate principal amount of 5.350% senior notes due 2033. We plan to use the proceeds to repay in full the $250 million aggregate principal amount of 4.625% senior notes, which will mature during the third quarter of 2023, and for general corporate purposes. Additionally, during the six months ended June 30, 2023 we repurchased $454 million of shares, with remaining authorization to repurchase an additional $889 million.

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

Cash and Cash Equivalents

Our cash and cash equivalents at June 30, 2023 totaled $1.6 billion, compared to $1.3 billion at December 31, 2022. The increase in cash from December 31, 2022 to June 30, 2023 was due primarily to the current-quarter net proceeds of $742 million associated with our offering of 5.350% senior notes due 2033.

Additionally, we had all of the borrowing capacity available to draw against our $1.5 billion revolving credit facility at both June 30, 2023 and December 31, 2022.

Included within cash and cash equivalents at June 30, 2023 and December 31, 2022 are amounts held for regulatory capital adequacy requirements, including $101 million and $99 million, respectively, held within our regulated U.K. entities.

Summarized Condensed Consolidated Cash Flows

The following table presents the summarized condensed consolidated cash flow information for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
	(in millions)
Net cash from/(used in):
Operating activities	$430	$258
Investing activities	(1,035)	19
Financing activities	(113)	(2,690)
DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH (i)	(718)	(2,413)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	(170)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD (i)	4,721	7,691
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (i)	$4,004	$5,108

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

Cash Flows From Operating Activities

Cash flows from operating activities were $430 million for the six months ended June 30, 2023, compared to $258 million for the six months ended June 30, 2022. The $430 million of net cash from operating activities for the six months ended June 30, 2023 included net income of $302 million and $365 million of favorable non-cash adjustments, partially offset by unfavorable changes in operating assets and liabilities of $237 million. This increase in cash flows from operations as compared to the prior year was primarily due to more favorable working capital movements resulting mostly from higher cash collections and lower discretionary compensation payments made in the current year as compared to the prior year, partially offset by increased transformation program-related costs.

The $258 million of net cash from operating activities for the six months ended June 30, 2022 included net income of $239 million and $510 million of favorable non-cash adjustments, partially offset by unfavorable changes in operating assets and liabilities of $491 million.

Cash Flows (Used In)/From Investing Activities

Cash flows used in investing activities for the six months ended June 30, 2023 were $1.0 billion as compared to cash flows from investing activities of $19 million for the six months ended June 30, 2022. The cash flows used in investing activities for the six months ended June 30, 2023 consist primarily of cash and fiduciary funds of $916 million associated with the transfer to Gallagher under a new side letter to the Willis Re SAPA (see Note 3 — Acquisitions and Divestitures within Part I, Item 1 ‘Financial Statements’ in this Form 10-Q for additional information) and $121 million of capital expenditures and capitalized software additions. The cash flows from investing activities in the prior-year period primarily include sales of investments of $200 million, partially offset by capital expenditures and capitalized software additions of $93 million and acquisitions of $76 million made during the first half of 2022.

Cash Flows Used In Financing Activities

Cash flows used in financing activities for the six months ended June 30, 2023 were $113 million. The significant financing activities included share repurchases of $454 million, net payments from fiduciary funds held for clients of $194 million, and dividend payments of $177 million, partially offset by $740 million of net proceeds from issuance of debt.

Cash flows used in financing activities for the six months ended June 30, 2022 were $2.7 billion. The significant financing activities included share repurchases of $2.7 billion and dividend payments of $189 million, partially offset by $162 million of net proceeds from issuance of debt and $85 million of net proceeds from fiduciary funds held for clients.

Indebtedness

Total debt, total equity, and the capitalization ratios at June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022
	($ in millions)
Long-term debt	$4,565	$4,471
Current debt	899	250
Total debt	$5,464	$4,721

Total WTW shareholders’ equity	$9,799	$10,016

Capitalization ratio	35.8%	32.0%

At June 30, 2023, our mandatory debt repayments over the next twelve months include $250 million outstanding on our 4.625% senior notes, which will mature during the third quarter of 2023 and $650 million outstanding on our 3.600% senior notes due 2024. For more information regarding our current and long-term debt, please see ‘Supplemental Guarantor Financial Information’ elsewhere within this Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

At June 30, 2023 and December 31, 2022, we were in compliance with all financial covenants.

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

At June 30, 2023 and December 31, 2022, we had fiduciary funds of $2.6 billion and $3.6 billion, respectively. At December 31, 2022 $945 million of these funds were attributable to the divested Willis Re business. All amounts have since been settled or transferred to Gallagher due to the termination of the co-broking agreement (see Note 3 — Acquisitions and Divestitures within Part I, Item 1 ‘Financial Statements’ of this Quarterly Report on Form 10-Q for further information).

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

At June 30, 2023, approximately $889 million remained on the current repurchase authority. The maximum number of shares that could be repurchased based on the closing price of our ordinary shares on June 30, 2023 of $235.50 was 3,772,856.

During the three and six months ended June 30, 2023, the Company had the following share repurchase activity:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Shares repurchased	1,537,312	1,969,452
Average price per share	$227.67	$230.59
Aggregate repurchase cost (excluding broker costs)	$350 million	$454 million

Capital Commitments

The Company’s capital expenditures for fixed assets and software for internal use were $80 million during the six months ended June 30, 2023. The Company estimates that there will be additional such expenditures, which include those incurred under its Transformation program, in the range of $110 million - $140 million during the remainder of 2023. We currently expect cash from operations to adequately provide for these cash needs. There have been no material changes to our capital commitments since December 31, 2022.

Dividends

Total cash dividends of $177 million were paid during the six months ended June 30, 2023. In May 2023, the board of directors approved a quarterly cash dividend of $0.84 per share ($3.36 per share annualized rate), which was paid on July 17, 2023 to shareholders of record as of June 30, 2023.

Supplemental Guarantor Financial Information

As of June 30, 2023, WTW has issued the following debt securities (the ‘notes’):

a)
Willis North America Inc. (‘Willis North America’) has approximately $4.4 billion senior notes outstanding, of which $650 million were issued on May 16, 2017, $1.0 billion were issued on September 10, 2018, $1.0 billion were issued on September 10, 2019, $275 million were issued on May 29, 2020, $750 million were issued on May 19, 2022, and $750 million were issued on May 17, 2023; and
b)
Trinity Acquisition plc has approximately $1.1 billion senior notes outstanding, of which $525 million were issued on August 15, 2013 and $550 million were issued on March 22, 2016, and a $1.5 billion revolving credit facility, on which no balance was outstanding at June 30, 2023.

The following table presents a summary of the entities that issue each note and those wholly-owned subsidiaries of the Company that guarantee each respective note on a joint and several basis as of June 30, 2023. These subsidiaries are all consolidated by Willis Towers Watson plc (the ‘parent company’) and together with the parent company comprise the ‘Obligor group’.

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

Each member of the Obligor group has only a stockholder’s claim on the assets of the non-guarantor subsidiaries. This stockholder’s claim is junior to the claims that creditors have against those non-guarantor subsidiaries. Holders of the notes will only be creditors of the Obligor group and not creditors of the non-guarantor subsidiaries. As a result, all of the existing and future liabilities of the non-guarantor subsidiaries, including any claims of trade creditors and preferred stockholders, will be structurally senior to the notes. As of and for the periods ended June 30, 2023 and December 31, 2022, the non-guarantor subsidiaries represented substantially all of the total assets and accounted for substantially all of the total revenue of the Company prior to consolidating adjustments. The non-guarantor subsidiaries have other liabilities, including contingent liabilities that may be significant. Each indenture does not contain any limitations on the amount of additional debt that the Obligor group and the non-guarantor subsidiaries may incur. The amounts of this debt could be substantial, and this debt may be debt of the non-guarantor subsidiaries, in which case this debt would be effectively senior in right of payment to the notes.

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

Intercompany balances and transactions between members of the Obligor group have been eliminated. All intercompany balances and transactions between the Obligor group and the non-guarantor subsidiaries have been presented in the disclosures below on a net presentation basis, rather than a gross basis, as this better reflects the nature of the intercompany positions and presents the funding or funded position that is to be received or owed. The intercompany balances and transactions between the Obligor group and non-guarantor subsidiaries, presented below, relate to a number of items including loan funding for acquisitions and other purposes, transfers of surplus cash between subsidiary companies, funding provided for working capital purposes, settlement of expense accounts, transactions related to share-based payment arrangements and share issuances, intercompany royalty arrangements, intercompany dividends and intercompany interest. At June 30, 2023 and December 31, 2022, the intercompany balances of the Obligor group with non-guarantor subsidiaries were net receivables of $1.8 billion and $600 million, respectively, and net payables of $11.1 billion and $10.2 billion, respectively.

No balances or transactions of non-guarantor subsidiaries are presented in the disclosures other than the intercompany items noted above.

Presented below is certain summarized financial information for the Obligor group.

`	As of June 30, 2023	As of December 31, 2022
	(in millions)
Total current assets	$191	$216
Total non-current assets	1,796	685
Total current liabilities	7,127	6,916
Total non-current liabilities	9,604	8,212

Six months ended June 30, 2023
(in millions)
Revenue	$907
Income from operations	760
Income from operations before income taxes (i)	391
Net income	485
Net income attributable to WTW	485

(i)
Includes intercompany expense, net of the Obligor group from non-guarantor subsidiaries of $177 million for the six months ended June 30, 2023.

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

Reconciliations of the as-reported changes to the constant currency and organic changes for the three and six months ended June 30, 2023 from the three and six months ended June 30, 2022 are as follows. The components of revenue change may not add due to rounding.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Three Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2023	2022	Change	Impact	Change	Divestitures	Change
	($ in millions)
Revenue	$2,159	$2,031	6%	—%	7%	—%	7%

				Components of Revenue Change
			As	Less:	Constant	Less:
	Six Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2023	2022	Change	Impact	Change	Divestitures	Change
	($ in millions)
Revenue	$4,403	$4,191	5%	(2)%	7%	(1)%	8%

For the three months ended June 30, 2023, our as-reported revenue increased by 6% and our organic revenue grew by 7%. For the six months ended June 30, 2023, our as-reported revenue increased by 5% and our organic revenue grew by 8%. The increases in both as-reported and organic revenue were driven by strong performances in both segments as well as the recognition of higher interest income that is not allocated to the segments.

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

Reconciliations of income from operations to adjusted operating income for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	($ in millions)
Income from operations	$142	$137	$427	$316
Adjusted for certain items:
Impairment	—	—	—	81
Amortization	70	83	141	168
Restructuring costs	10	56	13	62
Transaction and transformation	93	38	152	58
Adjusted operating income	$315	$314	$733	$685

Income from operations margin	6.6%	6.7%	9.7%	7.5%
Adjusted operating income margin	14.6%	15.5%	16.6%	16.3%

Adjusted operating income increased for the three months ended June 30, 2023 to $315 million, from $314 million for the three months ended June 30, 2022 and increased for the six months ended June 30, 2023 to $733 million from $685 million for the six months ended June 30, 2022. These increases resulted primarily from higher revenue in the current year, partially offset by higher salary expense and incentive and benefit costs, and higher professional service and marketing-related expenses in the current-year periods as compared to the prior-year periods.

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

Reconciliations of net income to adjusted EBITDA for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	($ in millions)
NET INCOME	$96	$114	$302	$239
Loss from discontinued operations, net of tax	—	46	—	35
Provision for income taxes	24	19	74	62
Interest expense	57	51	111	100
Impairment	—	—	—	81
Depreciation	64	65	124	131
Amortization	70	83	141	168
Restructuring costs	10	56	13	62
Transaction and transformation	93	38	152	58
(Gain)/loss on disposal of operations	(3)	(22)	(3)	32
Adjusted EBITDA	$411	$450	$914	$968

Net income margin	4.4%	5.6%	6.9%	5.7%
Adjusted EBITDA margin	19.0%	22.2%	20.8%	23.1%

Adjusted EBITDA for the three months ended June 30, 2023 was $411 million, compared to $450 million for the three months ended June 30, 2022, and was $914 million for the six months ended June 30, 2023, compared to $968 million for the six months ended June 30, 2022. These decreases resulted primarily from higher salary expense and incentive and benefit costs, higher professional service and marketing-related expenses, and lower pension income in the current-year periods, partially offset by higher revenue in the current-year periods as compared to the prior-year periods.

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

Reconciliations of net income attributable to WTW to adjusted diluted earnings per share for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	($ in millions)
NET INCOME ATTRIBUTABLE TO WTW	$94	$109	$297	$231
Adjusted for certain items:
Loss from discontinued operations, net of tax	—	46	—	35
Impairment	—	—	—	81
Amortization	70	83	141	168
Restructuring costs	10	56	13	62
Transaction and transformation	93	38	152	58
(Gain)/loss on disposal of operations	(3)	(22)	(3)	32
Tax effect on certain items listed above (i)	(43)	(50)	(77)	(92)
Tax effect of internal reorganizations	(2)	—	2	—
Adjusted net income	$219	$260	$525	$575

Weighted-average ordinary shares — diluted	107	112	107	115

Diluted earnings per share	$0.88	$0.97	$2.77	$2.01
Adjusted for certain items (ii) :
Loss from discontinued operations, net of tax	—	0.41	—	0.30
Impairment	—	—	—	0.70
Amortization	0.65	0.74	1.31	1.46
Restructuring costs	0.09	0.50	0.12	0.54
Transaction and transformation	0.87	0.34	1.42	0.50
(Gain)/loss on disposal of operations	(0.03)	(0.20)	(0.03)	0.28
Tax effect on certain items listed above (i)	(0.40)	(0.45)	(0.72)	(0.80)
Tax effect of internal reorganizations	(0.02)	—	0.02	—
Adjusted diluted earnings per share	$2.05	$2.32	$4.89	$4.99

(i)
The tax effect was calculated using an effective tax rate for each item.
(ii)
Per share values and totals may differ due to rounding.

Our adjusted diluted earnings per share decreased for both the three and six months ended June 30, 2023 as compared to the prior year. These decreases resulted primarily from higher salary expense and incentive and benefit costs, higher professional service and marketing-related expenses, and lower pension income in the current-year periods, partially offset by higher revenue in the current- year periods as compared to the prior-year periods.

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

Reconciliations of income from operations before income taxes to adjusted income before taxes and provision for income taxes to adjusted income taxes for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	($ in millions)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$120	$179	$376	$336
Adjusted for certain items:
Impairment	—	—	—	81
Amortization	70	83	141	168
Restructuring costs	10	56	13	62
Transaction and transformation	93	38	152	58
(Gain)/loss on disposal of operations	(3)	(22)	(3)	32
Adjusted income before taxes	$290	$334	$679	$737

Provision for income taxes	$24	$19	$74	$62
Tax effect on certain items listed above (i)	43	50	77	92
Tax effect of internal reorganizations	2	—	(2)	—
Adjusted income taxes	$69	$69	$149	$154

U.S. GAAP tax rate	19.8%	10.5%	19.6%	18.4%
Adjusted income tax rate	23.7%	20.5%	22.0%	20.8%

(i)
The tax effect was calculated using an effective tax rate for each item.

Our U.S. GAAP tax rates were 19.8% and 10.5% for the three months ended June 30, 2023 and 2022, respectively, and 19.6% and 18.4% for the six months ended June 30, 2023 and 2022, respectively. The prior-year quarter’s effective tax rate was lower due to certain discrete tax benefits primarily related to return-to-provision true ups.

Our adjusted income tax rates were 23.7% and 20.5% for the three months ended June 30, 2023 and 2022, respectively, and 22.0% and 20.8% for the six months ended June 30, 2023 and 2022, respectively. The current-quarter’s adjusted tax rate is higher due to the distribution of geographical income.

Free Cash Flow

Free cash flow is defined as cash flows from operating activities less cash used to purchase fixed assets and software for internal use. Free cash flow is a liquidity measure and is not meant to represent residual cash flow available for discretionary expenditures.

Management believes that free cash flow presents the core operating performance and cash generating capabilities of our business operations.

Reconciliations of cash flows from operating activities to free cash flow for the six months ended June 30, 2023 and 2022 are as follows:

	Six Months Ended June 30,
	2023	2022
	(in millions)
Cash flows from operating activities	$430	$258
Less: Additions to fixed assets and software for internal use	(80)	(60)
Free cash flow	$350	$198

The increase in free cash flow during the current-year period was primarily due to more favorable working capital movements resulting mostly from higher cash collections and lower discretionary compensation payments made in the current year as compared to the prior year, partially offset by increased transformation program-related costs.

Critical Accounting Estimates

There were no material changes from the Critical Accounting Estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 24, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have considered changes in our exposure to market risks during the six months ended June 30, 2023 and have determined that there have been no material changes to our exposure to market risks from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 24, 2023. However, we have provided the following information to supplement or update our disclosures on our Form 10-K.

The Company has a global investment policy which is designed to ensure that we maintain diversification of our cash investments throughout the world in order to minimize the risk of loss due to a counterparty failure.

Interest Income on Fiduciary Funds

As described in our Annual Report on Form 10-K, we are exposed to interest rate risk. Specifically, as a result of our operating activities, we receive cash for premiums and claims which we deposit in high-quality bank term deposit and money market funds, on which we earn interest, where permitted. We also hold funds for clients of our benefits accounts businesses. For the benefit funds not invested, cash and cash equivalents are held, on which we earn interest, until the funds are directed by plan participants to either be invested in mutual funds or paid out on their behalf. This interest earned is included in our condensed consolidated financial statements as interest income. These funds are regulated in terms of access and the instruments in which they may be invested, most of which are short-term in maturity. As a result of measures taken by central banks around the world, rates offered on these investments have increased, in some cases significantly, over the course of the last year. This has resulted in the Company recognizing higher interest income over the same period in the prior year. Interest income in the future will be a function of the short-term rates we are able to obtain by currency and the cash balances available to invest in these instruments. Interest income was $35 million and $67 million for the three and six months ended June 30, 2023, respectively, and $7 million and $11 million for the three and six months ended June 30, 2022, respectively. At June 30, 2023, we held $2.0 billion of fiduciary funds invested in interest-bearing accounts. If short-term interest rates increased or decreased by 25 basis points, interest earned on these invested fiduciary funds, and therefore our interest income recognized, would increase or decrease by approximately $5 million on an annualized basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2023, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (‘CEO’) and the Chief Financial Officer (‘CFO’), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘Exchange Act’). Based upon that evaluation, our management, including the CEO and CFO, concluded that the our disclosure controls and procedures are effective in providing reasonable assurance that the information required to be included in the periodic reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including the CEO and the CFO, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1 regarding our legal proceedings is incorporated by reference herein from Part I, Item 1 Note 14 — Commitments and Contingencies - Legal Proceedings of the notes to the condensed consolidated financial statements in this Form 10-Q for the quarter ended June 30, 2023.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2023, no shares were issued by the Company without registration under the Securities Act of 1933, as amended.

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

The following table presents specified information about the Company’s repurchases of its ordinary shares in the second quarter of 2023 and the Company’s remaining repurchase authority.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1, 2023 through April 30, 2023	81,226	$236.49	81,226	5,228,942
May 1, 2023 through May 31, 2023	452,370	$225.41	452,370	4,776,572
June 1, 2023 through June 30, 2023	1,003,716	$227.97	1,003,716	3,772,856
	1,537,312	$227.67	1,537,312

At June 30, 2023 the maximum number of shares that may yet be purchased under the existing share repurchase plan is 3,772,856, with approximately $889 million remaining on the current open-ended repurchase authority granted by the board. An estimate of the maximum number of shares under the existing authorities was determined using the closing price of our ordinary shares on June 30, 2023 of $235.50.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Disclosures Required Pursuant to Section 13(r) of the Securities Exchange Act of 1934

Set forth below is a description of a matter reported pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act. Concurrently with this Quarterly Report on Form 10-Q, we are filing a notice pursuant to Section 13(r) of the Exchange Act that the matter has been disclosed herein.

This disclosure arises out of an internal review voluntarily carried out by the Company following discovery of the transactions with the F.A.I.R. Aviation Pool that were disclosed in our Form 10-K for the year ended December 31, 2022, filed with the SEC on February 24, 2023 (our ‘Form 10-K’).

A now-former business unit of Willis Limited, WTW’s main broking entity in the U.K., at the request and on behalf of certain clients, obtained reinsurance coverage from the F.A.I.R. Non-Life Reinsurance Pool (‘the Pool’). The membership of the Pool changes each policy year but has in some, but not all, years included Iranian (re)insurance carriers. In the 2009 policy year, two members of the Pool were Bimeh Markazi Iran and Bimeh Iran (Iran Insurance Co) (collectively, the ‘Iranian Carriers’).

Years ago, the Company implemented a process aiming to ensure that no payments attributable to the Iranian Carriers were transacted with the Pool. To our knowledge, this process was generally followed in the ensuing years. In October 2021, however, the Pool issued a claims payment to Willis Limited on behalf of all members of the 2009 Pool, including the Iranian Carriers. The inclusion of the Iranian Carriers in this payment came despite an internal instruction from our Compliance team that the Iranian Carriers should not be so included, and a written acknowledgment of this instruction by a member of the team charged with processing the payment. Our current belief, therefore, is that inclusion of the Iranian Carriers was the result of human error during the process of arranging for payment.

The total amount of the claims payment from the Pool was $25,934.61, of which $1,296.73 was attributable to the Iranian Carriers.

As noted in our Form 10-K, an affiliate of Willis Limited has submitted a voluntary self-disclosure to the U.S. Office of Foreign Assets Control (‘OFAC’). It intends to cooperate fully with any investigation by OFAC.

The Company does not intend to engage in future transactions or dealings with the Iranian Carriers.

(a) None.

(b) None.

(c) Insider Trading Arrangements

For the quarter ended June 30, 2023, none of the Company’s directors and officers adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any ‘non-Rule 10b5-1 trading arrangement’ as defined under applicable securities laws and each of the director’s or officer’s respective remaining sale or purchase authority under such plans.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Schedule/ Form	Exhibit	Filing Date	Filed Herewith
4.1	Sixth Supplemental Indenture, dated as of May 17, 2023, among Willis North America Inc., as issuer, Willis Towers Watson Public Limited Company, Willis Towers Watson Sub Holdings Unlimited Company, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Willis Towers Watson UK Holdings Limited, Trinity Acquisition plc and Willis Group Limited, as guarantors, and Computershare Trust Company, National Association, as trustee.	8-K	4.1	May 17, 2023
10.1

First Amendment dated as of June 29, 2023 to the Second Amended and Restated Credit Agreement dated as of October 6, 2021 by and among, inter alia, Trinity Acquisition PLC, as the Company, Willis Towers Watson Public Limited Company, as the Parent, the Guarantors party thereto, the Lenders party thereto, and Barclays Bank PLC, party thereto as administrative agent.

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

Willis Towers Watson Public Limited Company
(Registrant)

/s/ Carl A. Hess		July 27, 2023
Name:	Carl A. Hess	Date
Title:	Chief Executive Officer

/s/ Andrew J. Krasner		July 27, 2023
Name:	Andrew J. Krasner	Date
Title:	Chief Financial Officer

/s/ Joseph S. Kurpis		July 27, 2023
Name:	Joseph S. Kurpis	Date
Title:	Principal Accounting Officer and Controller