Form 10-Q
period 2023-09-30
WILLIS TOWERS WATSON PLC
filed 2023-10-26
CIK 1140536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 23, 2023, there were outstanding 103,260,407 ordinary shares, nominal value $0.000304635 per share, of the registrant.

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

INDEX TO FORM 10-Q

For the Three and Nine Months Ended September 30, 2023

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
•
the risks to our business, financial condition, results of operations, and long-term goals that may be materially adversely affected by any negative impact on the global economy and capital markets resulting from or relating to inflation, the military conflict between Russia and Ukraine, evolving events in Israel and Gaza or any other geopolitical tensions and the withdrawal from our high-margin businesses in Russia and our ability to achieve cost-mitigation measures;
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
•
our ability to comply with complex and evolving regulations related to data privacy, cybersecurity and artificial intelligence;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Statements of Comprehensive Income

(In millions of U.S. dollars, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$2,166	$1,953	$6,569	$6,144
Costs of providing services
Salaries and benefits	1,359	1,225	4,019	3,802
Other operating expenses	396	384	1,282	1,263
Depreciation	60	60	184	191
Amortization	62	71	203	239
Restructuring costs	17	9	30	71
Transaction and transformation	113	50	265	108
Total costs of providing services	2,007	1,799	5,983	5,674
Income from operations	159	154	586	470
Interest expense	(61)	(54)	(172)	(154)
Other income, net	66	85	126	205
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	164	185	540	521
Provision for income taxes	(25)	(1)	(99)	(63)
INCOME FROM CONTINUING OPERATIONS	139	184	441	458
INCOME/(LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	—	8	—	(27)
NET INCOME	139	192	441	431
Income attributable to non-controlling interests	(3)	(2)	(8)	(10)
NET INCOME ATTRIBUTABLE TO WTW	$136	$190	$433	$421

EARNINGS PER SHARE
Basic earnings per share:
Income from continuing operations per share	$1.30	$1.65	$4.08	$3.95
Income/(loss) from discontinued operations per share	—	0.07	—	(0.24)
Basic earnings per share	$1.30	$1.72	$4.08	$3.71
Diluted earnings per share:
Income from continuing operations per share	$1.29	$1.65	$4.06	$3.95
Income/(loss) from discontinued operations per share	—	0.07	—	(0.24)
Diluted earnings per share	$1.29	$1.72	$4.06	$3.71

Comprehensive income/(loss) before non-controlling interests	$61	$(42)	$444	$(103)
Comprehensive income attributable to non-controlling interests	(5)	(2)	(10)	(10)
Comprehensive income/(loss) attributable to WTW	$56	$(44)	$434	$(113)

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Balance Sheets

(In millions of U.S. dollars, except share data)

(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$1,247	$1,262
Fiduciary assets	8,039	11,772
Accounts receivable, net	2,079	2,387
Prepaid and other current assets	469	414
Total current assets	11,834	15,835
Fixed assets, net	710	718
Goodwill	10,143	10,173
Other intangible assets, net	2,064	2,273
Right-of-use assets	533	586
Pension benefits assets	908	827
Other non-current assets	1,431	1,357
Total non-current assets	15,789	15,934
TOTAL ASSETS	$27,623	$31,769
LIABILITIES AND EQUITY
Fiduciary liabilities	$8,039	$11,772
Deferred revenue and accrued expenses	1,868	1,915
Current debt	649	250
Current lease liabilities	119	126
Other current liabilities	630	716
Total current liabilities	11,305	14,779
Long-term debt	4,565	4,471
Liability for pension benefits	433	480
Deferred tax liabilities	706	748
Provision for liabilities	360	357
Long-term lease liabilities	569	620
Other non-current liabilities	200	221
Total non-current liabilities	6,833	6,897
TOTAL LIABILITIES	18,138	21,676
COMMITMENTS AND CONTINGENCIES
EQUITY (i)
Additional paid-in capital	10,903	10,876
Retained earnings	1,127	1,764
Accumulated other comprehensive loss, net of tax	(2,620)	(2,621)
Treasury shares, at cost, 17,519 shares in 2022	—	(3)
Total WTW shareholders’ equity	9,410	10,016
Non-controlling interests	75	77
Total equity	9,485	10,093
TOTAL LIABILITIES AND EQUITY	$27,623	$31,769

(i)
Equity includes (a) Ordinary shares $0.000304635 nominal value; Authorized 1,510,003,775; Issued 103,321,046 (2023) and 106,756,364 (2022); Outstanding 103,321,046 (2023) and 106,756,364 (2022) and (b) Preference shares, $0.000115 nominal value; Authorized 1,000,000,000 and Issued none in 2023 and 2022.

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Statements of Cash Flows

(In millions of U.S. dollars)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$441	$431
Adjustments to reconcile net income to total net cash from operating activities:
Depreciation	184	191
Amortization	203	239
Impairment	—	81
Non-cash restructuring charges	19	56
Non-cash lease expense	83	94
Net periodic benefit of defined benefit pension plans	(20)	(113)
Provision for doubtful receivables from clients	8	13
Benefit from deferred income taxes	(58)	(92)
Share-based compensation	87	71
Net (gain)/loss on disposal of operations	(44)	76
Non-cash foreign exchange loss/(gain)	1	(178)
Other, net	21	(1)
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable	261	270
Other assets	(175)	(198)
Other liabilities	(191)	(510)
Provisions	3	7
Net cash from operating activities	823	437
CASH FLOWS USED IN INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	(116)	(100)
Capitalized software costs	(66)	(50)
Acquisitions of operations, net of cash acquired	(6)	(80)
Proceeds from sale of operations	86	1
Cash and fiduciary funds transferred in sale of operations	(922)	(29)
(Purchase)/sale of investments	(6)	200
Net cash used in investing activities	(1,030)	(58)
CASH FLOWS USED IN FINANCING ACTIVITIES
Senior notes issued	748	750
Debt issuance costs	(7)	(5)
Repayments of debt	(253)	(585)
Repurchase of shares	(804)	(3,090)
Proceeds from issuance of shares	—	7
Net (payments)/proceeds from fiduciary funds held for clients	(71)	157
Payments of deferred and contingent consideration related to acquisitions	(8)	(22)
Cash paid for employee taxes on withholding shares	(21)	(32)
Dividends paid	(265)	(280)
Acquisitions of and dividends paid to non-controlling interests	(47)	(9)
Net cash used in financing activities	(728)	(3,109)
DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH (i)	(935)	(2,730)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(54)	(290)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD (i)	4,721	7,691
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (i)	$3,732	$4,671

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

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Statements of Changes in Equity

(In millions of U.S. dollars and number of shares in thousands)

(Unaudited)

	Nine Months Ended September 30, 2023
	Shares outstanding	Additional paid-in capital	Retained earnings	Treasury shares	AOCL (i)	Total WTW shareholders’ equity	Non-controlling interests	Total equity
Balance as of December 31, 2022	106,756	$10,876	$1,764	$(3)	$(2,621)	$10,016	$77	$10,093
Shares repurchased	(432)	(3)	(104)	3	—	(104)	—	(104)
Net income	—	—	203	—	—	203	3	206
Dividends declared ($0.84 per share)	—	—	(89)	—	—	(89)	—	(89)
Other comprehensive income	—	—	—	—	53	53	—	53
Issuance of shares under employee stock compensation plans	59	—	—	—	—	—	—	—
Share-based compensation and net settlements	—	18	—	—	—	18	—	18
Foreign currency translation	—	(1)	—	—	—	(1)	—	(1)
Balance as of March 31, 2023	106,383	$10,890	$1,774	$—	$(2,568)	$10,096	$80	$10,176
Shares repurchased	(1,537)	—	(350)	—	—	(350)	—	(350)
Net income	—	—	94	—	—	94	2	96
Dividends declared ($0.84 per share)	—	—	(89)	—	—	(89)	—	(89)
Dividends attributable to non-controlling interests	—	—	—	—	—	—	(4)	(4)
Other comprehensive income	—	—	—	—	28	28	—	28
Issuance of shares under employee stock compensation plans	97	—	—	—	—	—	—	—
Share-based compensation and net settlements	—	20	—	—	—	20	—	20
Balance as of June 30, 2023	104,943	$10,910	$1,429	$—	$(2,540)	$9,799	$78	$9,877
Shares repurchased	(1,681)	—	(350)	—	—	(350)	—	(350)
Net income	—	—	136	—	—	136	3	139
Dividends declared ($0.84 per share)	—	—	(88)	—	—	(88)	—	(88)
Dividends attributable to non-controlling interests	—	—	—	—	—	—	(8)	(8)
Other comprehensive loss	—	—	—	—	(80)	(80)	2	(78)
Issuance of shares under employee stock compensation plans	59	—	—	—	—	—	—	—
Share-based compensation and net settlements	—	20	—	—	—	20	—	20
Reduction of non-controlling interests (ii)	—	(29)	—	—	—	(29)	—	(29)
Foreign currency translation	—	2	—	—	—	2	—	2
Balance as of September 30, 2023	103,321	$10,903	$1,127	$—	$(2,620)	$9,410	$75	$9,485

(i)
Accumulated other comprehensive loss, net of tax (‘AOCL’).
(ii)
Attributable to the divestiture of businesses that are less than wholly-owned or the acquisition of shares previously owned by minority interest holders. In an acquisition, additional paid-in capital is adjusted as well to the extent that the consideration transferred differs from the carrying value of non-controlling interests prior to the acquisition.

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
(ii)
Attributable to the divestiture of businesses that are less than wholly-owned or the acquisition of shares previously owned by minority interest holders. In an acquisition, additional paid-in capital is adjusted as well to the extent that the consideration transferred differs from the carrying value of non-controlling interests prior to the acquisition.

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

The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that can be expected for the entire year. The Company experiences seasonal fluctuations of its revenue. Revenue is typically higher during the Company’s first and fourth quarters due primarily to the timing of broking-related activities. The results reflect certain estimates and assumptions made by management, including those estimates used in calculating acquisition consideration and fair value of tangible and intangible assets and acquisition-related liabilities, professional liability claims, estimated bonuses, valuation of billed and unbilled receivables, and anticipated tax liabilities that affect the amounts reported in the condensed consolidated financial statements and related notes.

Recent Accounting Pronouncements

There were no new pronouncements that are expected to have a significant impact to the Company or its condensed consolidated financial statements.

Tax Legislation

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

A number of services are continuing under a cost reimbursement Transition Services Agreement (‘TSA’) in which WTW is providing Gallagher support including real estate leases, information technology, payroll, human resources and accounting. During the third quarter of 2023, the term for these services was extended from November 30, 2023 to May 31, 2024 and may be further extended by Gallagher, in accordance with the terms of the TSA. Fees earned under the TSA were $11 million and $29 million during the three and nine months ended September 30, 2023, respectively, and $8 million and $31 million during the three and nine months ended September 30, 2022, respectively, and have been recognized as a reduction to the costs incurred to service the TSA and are included in continuing operations within Other operating expenses on the condensed consolidated statements of comprehensive income. Costs incurred to service the TSA are expected to be reduced as part of the Company’s Transformation program (see Note 6 — Restructuring Costs for a description of the program) as quickly as possible when the services are no longer required by Gallagher.

The following selected financial information relates to the operations of Willis Re for the periods presented:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022

Revenue from discontinued operations	$10	$50
Costs of providing services
Salaries and benefits	5	13
Other operating expenses	—	1
Total costs of providing services	5	14
Other income, net	—	—
Income from discontinued operations before income taxes	5	36
Adjustment to gain on disposal of Willis Re	(2)	(65)
Benefit from income taxes	5	7
Net income payable to Gallagher on Deferred Closing	—	(5)
Income/(loss) from discontinued operations, net of tax	$8	$(27)

The expense amounts reflected above represent only the direct costs attributable to the Willis Re business and exclude allocations of corporate costs that will be retained following the sale. Neither the discontinued operations presented above, nor the unallocated corporate costs, reflect the impact of any cost reimbursement that will be received under the TSA.

Certain amounts included in the condensed consolidated balance sheets did not transfer to Gallagher under the terms of the Willis Re SAPA, and instead were to be settled by the Company, noting that certain fiduciary positions continued to be held under the terms of various co-broking agreements between subsidiaries of the Company and Gallagher. At December 31, 2022, the amounts of significant assets and liabilities related to the Willis Re businesses which were not transferred in the sale were $3.2 billion of fiduciary assets and liabilities, $29 million of accounts receivable and $73 million of other current liabilities. On May 31, 2023, the Company and Gallagher entered into a side letter to the Willis Re SAPA which became effective on June 1, 2023 and which (A) ended the co-broking agreements prospectively and which (B) transferred related fiduciary and certain non-fiduciary assets and liabilities to Gallagher at that time based on then-current estimates. These non-fiduciary amounts were finalized in the third quarter of 2023. The value of the initial transfer amounted to $74 million of other current liabilities less $26 million of accounts receivables due to the Company, totaling $48 million of net cash transferred to Gallagher. Additionally, total fiduciary assets and liabilities of $4.5 billion, including $868 million of fiduciary cash, was transferred to Gallagher. The total cash outflow of $916 million is included in cash used in investing activities in the condensed consolidated statement of cash flows. During the third quarter of 2023, WTW and Gallagher agreed to a final settlement of all balances which resulted in a $5 million increase to the gain on disposal recognized during the three months and nine months ended September 30, 2023 and is included within Other income, net on our condensed consolidated statements of comprehensive income. The settlement of remaining amounts owed to Gallagher totaling $11 million was accrued in Deferred revenue and accrued expenses on the condensed consolidated balance sheet at September 30, 2023 and was transferred in October 2023.

Other Divestitures

During the nine months ended September 30, 2023, the Company completed other divestitures for total cash consideration of $86 million and net gains on disposal of $39 million, which is included within Other income, net on our condensed consolidated statements of comprehensive income.

Note 4 — Revenue

Disaggregation of Revenue

The Company reports revenue by segment in Note 5 — Segment Information. The following tables present revenue by service offering and segment, as well as reconciliations to total revenue for the three and nine months ended September 30, 2023 and 2022. Along with reimbursable expenses and other, total revenue by service offering represents our revenue from customer contracts.

	Three Months Ended September 30,
	HWC		R&B		Corporate (i) (ii)		Total
	2023	2022	2023	2022	2023	2022	2023	2022
Broking	$241	$207	$673	$606	$—	$1	$914	$814
Consulting	643	616	88	85	4	2	735	703
Outsourced administration	272	222	21	18	—	—	293	240
Other	119	111	46	38	—	—	165	149
Total revenue by service offering	1,275	1,156	828	747	4	3	2,107	1,906
Reimbursable expenses and other (i) (ii)	16	16	3	2	(2)	(5)	17	13
Total revenue from customer contracts	$1,291	$1,172	$831	$749	$2	$(2)	$2,124	$1,919
Interest and other income (ii)	7	6	27	18	8	10	42	34
Total revenue	$1,298	$1,178	$858	$767	$10	$8	$2,166	$1,953

	Nine Months Ended September 30,
	HWC		R&B		Corporate (i) (ii)		Total
	2023	2022	2023	2022	2023	2022	2023	2022
Broking	$789	$714	$2,088	$1,963	$8	$8	$2,885	$2,685
Consulting	1,947	1,886	273	280	12	7	2,232	2,173
Outsourced administration	779	696	67	61	—	—	846	757
Other	247	237	168	147	—	—	415	384
Total revenue by service offering	3,762	3,533	2,596	2,451	20	15	6,378	5,999
Reimbursable expenses and other (i) (ii)	49	43	9	7	9	(6)	67	44
Total revenue from customer contracts	$3,811	$3,576	$2,605	$2,458	$29	$9	$6,445	$6,043
Interest and other income (ii)	22	32	63	57	39	12	124	101
Total revenue	$3,833	$3,608	$2,668	$2,515	$68	$21	$6,569	$6,144

(i)
Reimbursable expenses and other, as well as Corporate revenue, are excluded from segment revenue, but included in total revenue on the condensed consolidated statements of comprehensive income. Amounts included in Corporate revenue may include eliminations, adjustments to reserves and impacts from hedged revenue transactions.
(ii)
For the three and nine months ended September 30, 2022, $9 million of interest income was reclassified from Reimbursable expenses and other to Interest and other income in order to show the allocation of interest income related to fiduciary assets to Corporate. This amount was previously unallocated, but was allocated beginning with the presentation in our Annual Report on Form 10-K, filed with the SEC on February 24, 2023, and is therefore included in the full-year results presented therein.

Interest and other income is included in segment revenue and total revenue, however it has been presented separately in the above tables because it does not arise directly from contracts with customers. The significant components of interest and other income are as follows for the periods presented above:

	Three Months Ended September 30,
	HWC		R&B		Corporate		Total
	2023	2022	2023	2022	2023	2022	2023	2022
Book-of-business settlements	$—	$1	$1	$11	$—	$—	$1	$12
Interest income	7	2	25	6	7	9	39	17
Other income	—	3	1	1	1	1	2	5
Total interest and other income	$7	$6	$27	$18	$8	$10	$42	$34

	Nine Months Ended September 30,
	HWC		R&B		Corporate		Total
	2023	2022	2023	2022	2023	2022	2023	2022
Book-of-business settlements	$—	$19	$11	$41	$—	$—	$11	$60
Interest income	18	4	52	15	36	9	106	28
Other income	4	9	—	1	3	3	7	13
Total interest and other income	$22	$32	$63	$57	$39	$12	$124	$101

As a result of the cessation of the co-broking agreement, (see Note 3 — Acquisitions and Divestitures) interest income associated with fiduciary funds will be allocated more directly to the Risk and Broking segment beginning in the third quarter of 2023. These amounts were previously allocated to the Corporate segment following the disposal of Willis Re.

The following tables present revenue from service offerings by the geography where our work was performed for the three and nine months ended September 30, 2023 and 2022. Reconciliations to total revenue on our condensed consolidated statements of comprehensive income and to segment revenue are shown in the tables above.

	Three Months Ended September 30,
	HWC		R&B		Corporate		Total
	2023	2022	2023	2022	2023	2022	2023	2022
North America	$830	$766	$344	$326	$3	$2	$1,177	$1,094
Europe	330	285	354	297	1	1	685	583
International	115	105	130	124	—	—	245	229
Total revenue by geography	$1,275	$1,156	$828	$747	$4	$3	$2,107	$1,906

	Nine Months Ended September 30,
	HWC		R&B		Corporate		Total
	2023	2022	2023	2022	2023	2022	2023	2022
North America	$2,445	$2,301	$990	$936	$6	$6	$3,441	$3,243
Europe	991	931	1,214	1,128	12	8	2,217	2,067
International	326	301	392	387	2	1	720	689
Total revenue by geography	$3,762	$3,533	$2,596	$2,451	$20	$15	$6,378	$5,999

Contract Balances

The Company reports accounts receivable, net on the condensed consolidated balance sheets, which includes billed and unbilled receivables and current contract assets. In addition to accounts receivable, net, the Company had the following non-current contract assets and deferred revenue balances at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Billed receivables, net of allowance for doubtful accounts of $41 million and $46 million	$1,296	$1,464
Unbilled receivables	514	457
Current contract assets	269	466
Accounts receivable, net	$2,079	$2,387
Non-current accounts receivable, net	$8	$9
Non-current contract assets	$803	$745
Deferred revenue	$666	$646

During the three and nine months ended September 30, 2023, revenue of $62 million and $447 million, respectively, was recognized that was reflected as deferred revenue at December 31, 2022. During the three months ended September 30, 2023, revenue of $290 million was recognized that was reflected as deferred revenue at June 30, 2023.

During the three and nine months ended September 30, 2023, the Company recognized revenue of $1 million and $8 million, respectively, related to performance obligations satisfied prior to 2023.

Performance Obligations

The Company has contracts for which performance obligations have not been satisfied as of September 30, 2023 or have been partially satisfied as of this date. The following table shows the expected timing for the satisfaction of the remaining performance obligations. This table does not include contract renewals or variable consideration, which was excluded from the transaction prices in accordance with the guidance on constraining estimates of variable consideration.

In addition, in accordance with ASC 606, Revenue From Contracts With Customers (‘ASC 606’), the Company has elected not to disclose the remaining performance obligations when one or both of the following circumstances apply:

•
Performance obligations which are part of a contract that has an original expected duration of less than one year, and
•
Performance obligations satisfied in accordance with ASC 606-10-55-18 (‘right to invoice’).

	Remainder of 2023	2024	2025 onward	Total
Revenue expected to be recognized on contracts as of September 30, 2023	$213	$470	$704	$1,387

Since most of the Company’s contracts are cancellable with less than one year’s notice and have no substantive penalty for cancellation, the majority of the Company’s remaining performance obligations as of September 30, 2023 have been excluded from the table above.

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

The following table presents segment revenue and segment operating income for our reportable segments for the three months ended September 30, 2023 and 2022.

	Three Months Ended September 30,
	HWC		R&B		Total
	2023	2022	2023	2022	2023	2022
Segment revenue	$1,282	$1,162	$855	$765	$2,137	$1,927

Segment operating income	$305	$236	$134	$105	$439	$341

The following table presents segment revenue and segment operating income for our reportable segments for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,
	HWC		R&B		Total
	2023	2022	2023	2022	2023	2022
Segment revenue	$3,784	$3,565	$2,659	$2,508	$6,443	$6,073

Segment operating income	$836	$710	$459	$465	$1,295	$1,175

The following table presents reconciliations of the information reported by segment to the Company’s condensed consolidated statements of comprehensive income amounts reported for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Total segment revenue	$2,137	$1,927	$6,443	$6,073
Reimbursable expenses and other	29	26	126	71
Revenue	$2,166	$1,953	$6,569	$6,144

Total segment operating income	$439	$341	$1,295	$1,175
Impairment (i)	—	—	—	(81)
Amortization	(62)	(71)	(203)	(239)
Restructuring costs (ii)	(17)	(9)	(30)	(71)
Transaction and transformation (iii)	(113)	(50)	(265)	(108)
Unallocated, net (iv)	(88)	(57)	(211)	(206)
Income from operations	159	154	586	470
Interest expense	(61)	(54)	(172)	(154)
Other income, net	66	85	126	205
Income from continuing operations before income taxes	$164	$185	$540	$521

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

Certain costs under the Transformation program are accounted for under ASC 420, Exit or Disposal Cost Obligation, and are included as restructuring costs in the condensed consolidated statements of comprehensive income. Other costs incurred under the Transformation program are included in transaction and transformation and were $104 million and $231 million during the three and nine months ended September 30, 2023, respectively, and $42 million and $73 million during the three and nine months ended

September 30, 2022, respectively. An analysis of total restructuring costs incurred under the Transformation program by category and by segment and corporate functions, from commencement to September 30, 2023, is as follows:

	HWC	R&B	Corporate	Total
2021
Real estate rationalization	$—	$—	$19	$19
Technology modernization	—	5	—	5
Process optimization	—	—	—	—
Other	—	—	2	2
2022
Real estate rationalization	—	—	79	79
Technology modernization	—	3	16	19
Process optimization	1	—	—	1
Other	—	—	—	—
2023
Real estate rationalization	—	—	29	29
Technology modernization	—	—	1	1
Process optimization	—	—	—	—
Other	—	—	—	—
Total
Real estate rationalization	—	—	127	127
Technology modernization	—	8	17	25
Process optimization	1	—	—	1
Other	—	—	2	2
Total	$1	$8	$146	$155

A rollforward of the liability associated with cash-based charges related to restructuring costs associated with the Transformation program is as follows:

	Real estate rationalization	Technology modernization	Process optimization	Other	Total
Balance at October 1, 2021	$—	$—	$—	$—	$—
Charges incurred	—	—	—	2	2
Cash payments	—	—	—	(1)	(1)
Balance at December 31, 2021	—	—	—	1	1
Charges incurred	27	—	1	—	28
Cash payments	(21)	—	(1)	(1)	(23)
Balance at December 31, 2022	6	—	—	—	6
Charges incurred	11	—	—	—	11
Cash payments	(14)	—	—	—	(14)
Balance at September 30, 2023	$3	$—	$—	$—	$3

Note 7 — Income Taxes

Provision for income taxes for the three and nine months ended September 30, 2023 was $25 million and $99 million, respectively, compared to $1 million and $63 million for the three and nine months ended September 30, 2022, respectively. The effective tax rates were 15.5% and 18.3% for the three and nine months ended September 30, 2023, respectively, and 0.7% and 12.1% for the three and nine months ended September 30, 2022, respectively. These effective tax rates are calculated using extended values from our condensed consolidated statements of comprehensive income and are therefore more precise tax rates than can be calculated from rounded values. The prior-year quarter effective tax rate was lower due to certain discrete tax benefits related to amending the Company’s U.S. federal and state tax returns in order to change certain elections available under the Coronavirus Aid, Relief, and Economic Security (‘CARES’) Act, and excess tax benefits on executive share-based compensation.

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

The Company records valuation allowances against net deferred tax assets based on whether it is more likely than not that the deferred tax assets will be realized. We have liabilities for uncertain tax positions under ASC 740, Income Taxes of $41 million, excluding interest and penalties. The Company believes the outcomes that are reasonably possible within the next 12 months may result in a reduction in the liability for uncertain tax positions of approximately $1 million to $2 million, excluding interest and penalties.

Note 8 — Goodwill and Other Intangible Assets

The components of goodwill are outlined below for the nine months ended September 30, 2023.

	HWC	R&B	Total
Balance at December 31, 2022:
Goodwill, gross	$7,870	$2,795	$10,665
Accumulated impairment losses	(130)	(362)	(492)
Goodwill, net - December 31, 2022	7,740	2,433	10,173
Goodwill disposals	(21)	—	(21)
Foreign exchange	—	(9)	(9)
Balance at September 30, 2023:
Goodwill, gross	7,849	2,786	10,635
Accumulated impairment losses	(130)	(362)	(492)
Goodwill, net - September 30, 2023	$7,719	$2,424	$10,143

Other Intangible Assets

The following table reflects changes in the net carrying amounts of the components of finite-lived intangible assets for the nine months ended September 30, 2023:

	Client relationships	Software	Trademark and trade name	Other	Total
Balance at December 31, 2022:
Intangible assets, gross	$3,760	$725	$1,038	$98	$5,621
Accumulated amortization	(2,282)	(712)	(298)	(56)	(3,348)
Intangible assets, net - December 31, 2022	1,478	13	740	42	2,273
Intangible assets acquired	7	—	—	—	7
Intangible asset disposals	—	—	—	(13)	(13)
Amortization	(156)	(9)	(32)	(6)	(203)
Balance at September 30, 2023:
Intangible assets, gross	3,766	720	1,037	63	5,586
Accumulated amortization	(2,437)	(716)	(329)	(40)	(3,522)
Intangible assets, net - September 30, 2023	$1,329	$4	$708	$23	$2,064

The weighted-average remaining life of amortizable intangible assets at September 30, 2023 was 11.9 years.

The table below reflects the future estimated amortization expense for amortizable intangible assets for the remainder of 2023 and for subsequent years:

Amortization
Remainder of 2023	$60
2024	229
2025	209
2026	200
2027	196
Thereafter	1,170
Total	$2,064

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

These derivatives were designated as hedging instruments and at September 30, 2023 and December 31, 2022 had total notional amounts of $106 million and $134 million, respectively, and had net fair value liabilities of $1 million and $3 million, respectively.

At September 30, 2023, the Company estimates, based on current exchange rates, there will be less than $1 million of net derivative losses on forward exchange rates reclassified from accumulated other comprehensive loss into earnings within the next twelve months as the forecast transactions affect earnings. At September 30, 2023, our longest outstanding maturity was 1.7 years.

The effects of the material derivative instruments that are designated as hedging instruments on the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2023 and 2022 are below. Amounts pertaining to the ineffective portion of hedging instruments and those excluded from effectiveness testing were immaterial for the three and nine months ended September 30, 2023 and 2022.

	(Loss)/gain recognized in OCI (effective element)
	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Forward exchange contracts	$(2)	$(6)	$1	$(12)

Location of (loss)/gain reclassified from Accumulated OCL into income (effective element)	(Loss)/gain reclassified from Accumulated OCL into income (effective element)
	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue	$—	$—	$—	$1
Salaries and benefits	—	(2)	(1)	(1)
	$—	$(2)	$(1)	$—

The Company engages in intercompany borrowing and lending between subsidiaries, primarily through its in-house banking operations which give rise to foreign exchange exposures. The Company mitigates these risks through the use of short-term foreign currency forward and swap transactions that offset the underlying exposure created when the borrower and lender have different functional currencies. These derivatives are not generally designated as hedging instruments, and at September 30, 2023 and December 31, 2022, we had notional amounts of $911 million and $1.7 billion, respectively. At September 30, 2023 and December 31, 2022, we had a net fair value liability of $1 million and a net fair value asset of $24 million, respectively. Such derivatives typically mature within three months.

The effects of derivatives that have not been designated as hedging instruments on the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2023 and 2022 are as follows (see Note 16 — Other Income, Net for the net foreign currency impact on the Company’s condensed consolidated statements of comprehensive income which includes the results of the offset of underlying exposures):

		(Loss)/gain recognized in income
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments:	Location of (loss)/gain recognized in income	2023	2022	2023	2022
Forward exchange contracts	Other income, net	$(13)	$(182)	$3	$(208)

Note 10 — Debt

Current debt consists of the following:

	September 30, 2023	December 31, 2022
4.625% senior notes due 2023	$—	$250
3.600% senior notes due 2024	649	—
	$649	$250

Long-term debt consists of the following:

	September 30, 2023	December 31, 2022
Revolving $1.5 billion credit facility	$—	$—
3.600% senior notes due 2024	—	649
4.400% senior notes due 2026	548	547
4.650% senior notes due 2027	744	744
4.500% senior notes due 2028	597	597
2.950% senior notes due 2029	726	726
5.350% senior notes due 2033	741	—
6.125% senior notes due 2043	272	271
5.050% senior notes due 2048	395	395
3.875% senior notes due 2049	542	542
	$4,565	$4,471

Senior Notes

On May 17, 2023, the Company, together with its wholly-owned subsidiary, Willis North America Inc. as issuer, completed an offering of $750 million aggregate principal amount of 5.350% senior notes due 2033 (‘2033 senior notes’). The effective interest rate of the 2033 senior notes is 5.47%, which includes the impact of the discount upon issuance. The 2033 senior notes will mature on May 15, 2033. Interest on the 2033 senior notes accrues from May 17, 2023 and will be paid in cash on May 15 and November 15 of each year, commencing on November 15, 2023. The net proceeds from this offering, after deducting the underwriting discount and offering expenses, were $741 million, of which $256 million was used to fully repay the $250 million aggregate principal amount and related accrued interest of the 4.625% senior notes at maturity during the third quarter of 2023. The Company will use the remaining net proceeds for general corporate purposes.

Revolving Credit Facility

On June 29, 2023, Trinity Acquisition plc amended its revolving credit facility to replace the use of London Interbank Offered Rate (‘LIBOR’) with the Secured Overnight Financing Rate (‘SOFR’) in connection with its base-rate borrowings. This amendment was done in connection with the cessation of LIBOR and all other terms remain the same.

At September 30, 2023 and December 31, 2022, we were in compliance with all financial covenants.

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

The following tables present our assets and liabilities measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022:

		Fair Value Measurements on a Recurring Basis at September 30, 2023
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds / exchange-traded funds (i)	Prepaid and other current assets and other non-current assets	$96	$—	$—	$96
	Fiduciary assets	184	—	—	184
Commingled funds (i) (ii)	Other non-current assets	—	—	—	8
Hedge funds (i) (iii)	Other non-current assets	—	—	—	8
Derivatives:
Derivative financial instruments (iv)	Prepaid and other current assets and other non-current assets	$—	$1	$—	$1
Liabilities:
Contingent consideration:
Contingent consideration (v) (vi)	Other current liabilities and other non-current liabilities	$—	$—	$40	$40
Derivatives:
Derivative financial instruments (iv)	Other current liabilities and other non-current liabilities	$—	$3	$—	$3

		Fair Value Measurements on a Recurring Basis at December 31, 2022
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds / exchange-traded funds	Prepaid and other current assets and other non-current assets	$7	$—	$—	$7
	Fiduciary assets	142	—	—	142
Derivatives:
Derivative financial instruments (iv)	Prepaid and other current assets and other non-current assets	$—	$26	$—	$26
Liabilities:
Contingent consideration:
Contingent consideration (v) (vi)	Other current liabilities and other non-current liabilities	$—	$—	$40	$40
Derivatives:
Derivative financial instruments (iv)	Other current liabilities and other non-current liabilities	$—	$5	$—	$5

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
(v)
Probability weightings are based on our knowledge of the past and planned performance of the acquired entity to which the contingent consideration applies. The fair value weighted-average discount rates used in our material contingent consideration calculations were 10.05% and 10.26% at September 30, 2023 and December 31, 2022, respectively. The range of these discount rates was 3.53% - 13.80% at September 30, 2023. Using different probability weightings and discount rates could result in an increase or decrease of the contingent consideration payable.
(vi)
Consideration due to be paid across multiple years until 2027.

The following table summarizes the change in fair value of the Level 3 liabilities:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	September 30, 2023
Balance at December 31, 2022	$40
Obligations assumed	—
Payments	(2)
Realized and unrealized losses (i)	3
Foreign exchange	(1)
Balance at September 30, 2023	$40

(i)
Realized and unrealized losses include accretion and adjustments to contingent consideration liabilities, which are included within Interest expense and Other operating expenses, respectively, on the condensed consolidated statements of comprehensive income.

There were no significant transfers to or from Level 3 in the nine months ended September 30, 2023.

Fair value information about financial instruments not measured at fair value

The following tables present our liabilities not measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Long-term note receivable	$70	$62	$68	$63
Liabilities:
Current debt	$649	$640	$250	$248
Long-term debt	$4,565	$4,066	$4,471	$4,069

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

Components of Net Periodic Benefit (Income)/Cost for Defined Benefit Pension Plans

The following tables set forth the components of net periodic benefit (income)/cost for the Company’s defined benefit pension plans for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023			2022
	U.S.	U.K.	Other	U.S.	U.K.	Other
Service cost	$14	$1	$4	$20	$2	$6
Interest cost	48	31	7	29	18	4
Expected return on plan assets	(76)	(41)	(10)	(83)	(34)	(10)
Settlements	—	—	—	3	1	—
Amortization of net loss	3	12	—	4	7	—
Amortization of prior service credit	—	(3)	—	—	(3)	1
Net periodic benefit (income)/cost	$(11)	$—	$1	$(27)	$(9)	$1

	Nine Months Ended September 30,
	2023			2022
	U.S.	U.K.	Other	U.S.	U.K.	Other
Service cost	$42	$4	$11	$58	$9	$17
Interest cost	146	90	21	88	54	12
Expected return on plan assets	(228)	(121)	(29)	(248)	(110)	(29)
Settlements	1	—	(1)	3	1	—
Amortization of net loss	9	36	—	11	22	2
Amortization of prior service credit	—	(9)	1	—	(9)	1
Net periodic benefit (income)/cost	$(30)	$—	$3	$(88)	$(33)	$3

Employer Contributions to Defined Benefit Pension Plans

The Company did not make any contributions to its U.S. plans during the nine months ended September 30, 2023 and currently does not anticipate making contributions over the remainder of the fiscal year. The Company made contributions of $10 million to its U.K. plans for the nine months ended September 30, 2023 and currently does not anticipate making contributions over the remainder of the fiscal year. The Company made contributions of $21 million to its other plans for the nine months ended September 30, 2023 and anticipates making additional contributions of $2 million for the remainder of the fiscal year.

Defined Contribution Plans

The Company made contributions to its defined contribution plans of $40 million and $121 million during the three and nine months ended September 30, 2023, respectively, and $34 million and $114 million during the three and nine months ended September 30, 2022, respectively.

Note 13 — Leases

The following tables present lease costs recorded on our condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Finance lease cost:
Amortization of right-of-use assets	$—	$—	$1	$1
Interest on lease liabilities	—	1	1	2
Operating lease cost	43	35	114	130
Short-term lease cost	1	—	1	—
Variable lease cost	11	13	39	47
Sublease income	(3)	(3)	(9)	(12)
Total lease cost, net	$52	$46	$147	$168

The total lease cost is recognized in different locations in our condensed consolidated statements of comprehensive income. Amortization of the finance lease ROU assets is included in depreciation, while the interest cost component of these finance leases is included in interest expense. All other costs are included in other operating expenses, with the exception of $15 million and $23 million incurred during the three and nine months ended September 30, 2023, respectively, and $2 million and $33 million incurred during the three and nine months ended September 30, 2022, respectively, that were included in restructuring costs (see Note 6 — Restructuring Costs) that primarily related to the acceleration of amortization of certain abandoned ROU assets and the payment of early termination fees. There are no significant lease costs that have been included as discontinued operations in the condensed consolidated statements of comprehensive income during the three and nine months ended September 30, 2022.

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

Errors and omissions claims, lawsuits, and other proceedings arising in the ordinary course of business are covered in part by professional indemnity or other appropriate insurance. The terms of this insurance vary by policy year. Regarding self-insured risks, the Company has established provisions which are believed to be adequate in light of current information and legal advice, or, in certain cases, where a range of loss exists, the Company accrues the minimum amount in the range if no amount within the range is a better estimate than any other amount. The Company adjusts such provisions from time to time according to developments. See Note 15 — Supplementary Information for Certain Balance Sheet Accounts for the amounts accrued at September 30, 2023 and December 31, 2022 in the condensed consolidated balance sheets.

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

Note 15 — Supplementary Information for Certain Balance Sheet Accounts

Additional details of specific balance sheet accounts are detailed below.

Prepaid and other current assets consist of the following:

	September 30, 2023	December 31, 2022
Prepayments and accrued income	$135	$132
Deferred contract costs	72	71
Derivatives and investments	—	43
Deferred compensation plan assets	13	16
Corporate income and other taxes	202	89
Acquired renewal commissions receivable	8	9
Other current assets	39	54
Total prepaid and other current assets	$469	$414

Other current liabilities consist of the following:

	September 30, 2023	December 31, 2022
Dividends payable	$104	$102
Income taxes payable	51	83
Interest payable	41	49
Deferred compensation plan liabilities	13	14
Contingent and deferred consideration on acquisitions	17	17
Accrued retirement benefits	32	32
Payroll and other benefits-related liabilities	235	225
Derivatives	3	4
Third-party commissions	99	124
Other current liabilities	35	66
Total other current liabilities	$630	$716

Provision for liabilities consists of the following:

	September 30, 2023	December 31, 2022
Claims, lawsuits and other proceedings	$302	$296
Other provisions	58	61
Total provision for liabilities	$360	$357

Other non-current liabilities consist of the following:

	September 30, 2023	December 31, 2022
Deferred compensation plan liability	$73	$74
Contingent and deferred consideration on acquisitions	23	29
Liabilities for uncertain tax positions	34	40
Finance leases	8	12
Other non-current liabilities	62	66
Total other non-current liabilities	$200	$221

Note 16 — Other Income, Net

Other income, net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gain/(loss) on disposal of operations (i)	$41	$21	$44	$(11)
Net periodic pension and postretirement benefit credits	29	64	82	204
Interest in earnings of associates and other investments	1	—	3	4
Foreign exchange (loss)/gain (ii)	(3)	(1)	(7)	4
Other	(2)	1	4	4
Other income, net	$66	$85	$126	$205

(i)
For the nine months ended September 30, 2022, includes a $24 million non-cash revaluation gain related to an acquisition completed in stages.
(ii)
Includes the offsetting effects of the Company's foreign currency hedging program. See Note 9 — Derivative Financial Instruments.

Note 17 — Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of non-controlling interests, and net of tax are provided in the following tables for the three and nine months ended September 30, 2023 and 2022. This table excludes amounts attributable to non-controlling interests, which are not material for further disclosure.

	Foreign currency translation (i)		Derivative instruments (i)		Defined pension and post-retirement benefit costs (ii)		Total
	2023	2022	2023	2022	2023	2022	2023	2022
Quarter-to-date activity:
Balance at June 30, 2023 and 2022, respectively	$(926)	$(794)	$12	$6	$(1,626)	$(1,698)	$(2,540)	$(2,486)
Other comprehensive (loss)/income before reclassifications	(85)	(240)	(2)	(5)	(1)	5	(88)	(240)
Loss reclassified from accumulated other comprehensive loss (net of income tax benefit of $2 and $2 at both periods)	—	—	—	1	8	5	8	6
Net current-period other comprehensive (loss)/income	(85)	(240)	(2)	(4)	7	10	(80)	(234)
Balance at September 30, 2023 and 2022, respectively	$(1,011)	$(1,034)	$10	$2	$(1,619)	$(1,688)	$(2,620)	$(2,720)

Year-to-date activity:
Balance at December 31, 2022 and 2021, respectively	$(987)	$(489)	$9	$11	$(1,643)	$(1,708)	$(2,621)	$(2,186)
Other comprehensive (loss)/income before reclassifications	(24)	(545)	1	(8)	(1)	3	(24)	(550)
(Gain)/loss reclassified from accumulated other comprehensive loss (net of income tax benefit of $8 and $6, respectively)	—	—	—	(1)	25	17	25	16
Net current-period other comprehensive (loss)/income	(24)	(545)	1	(9)	24	20	1	(534)
Balance at September 30, 2023 and 2022, respectively	$(1,011)	$(1,034)	$10	$2	$(1,619)	$(1,688)	$(2,620)	$(2,720)

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

At September 30, 2023 and 2022, there were 0.5 million and 0.4 million restricted time-based stock units outstanding, respectively, and there were 0.6 million restricted performance-based stock units outstanding at both periods presented. There were no time-based share options at September 30, 2023; such options were immaterial at September 30, 2022. There were no performance-based options outstanding at both September 30, 2023 and 2022.

Basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income from continuing operations	$139	$184	$441	$458
Less: income attributable to non-controllable interests	(3)	(2)	(8)	(10)
Income from continuing operations attributable to WTW	$136	$182	$433	$448

Income/(loss) from discontinued operations, net of tax	$—	$8	$—	$(27)

Basic average number of shares outstanding	105	110	106	113
Dilutive effect of potentially issuable shares	—	1	1	1
Diluted average number of shares outstanding	105	111	107	114

Basic earnings per share from continuing operations attributable to WTW	$1.30	$1.65	$4.08	$3.95
Dilutive effect of potentially issuable shares	(0.01)	—	(0.02)	—
Diluted earnings per share from continuing operations attributable to WTW	$1.29	$1.65	$4.06	$3.95

Basic earnings/(loss) per share from discontinued operations, net of tax	$—	$0.07	$—	$(0.24)
Dilutive effect of potentially issuable shares	—	—	—	—
Diluted earnings/(loss) per share from discontinued operations, net of tax	$—	$0.07	$—	$(0.24)

Anti-dilutive restricted stock units were immaterial for the three and nine months ended September 30, 2023; for both the three and nine months ended September 30, 2022, 0.3 million restricted stock units were not included in the computation of the dilutive effect of potentially issuable shares because their effect was anti-dilutive. There were no anti-dilutive options for the three and nine months ended September 30, 2023 and 2022.

Note 19 — Supplemental Disclosures of Cash Flow Information

Supplemental disclosures regarding cash flow information are as follows:

	Nine months ended September 30,
	2023	2022
Supplemental disclosures of cash flow information:
Cash and cash equivalents	$1,247	$1,496
Fiduciary funds (included in fiduciary assets)	2,485	3,170
Cash and cash equivalents and fiduciary funds (included in current assets held for sale)	—	5
Total cash, cash equivalents and restricted cash	$3,732	$4,671

Increase/(decrease) in cash, cash equivalents and other restricted cash	$5	$(2,904)
(Decrease)/increase in fiduciary funds	(940)	174
Total (i)	$(935)	$(2,730)

(i)
Does not include the effect of exchange rate changes on cash, cash equivalents and restricted cash.

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

Within our insurance and brokerage business, due to the cyclical nature of the insurance market and the impact of other market conditions on insurance premiums, commission revenue may vary widely between accounting periods. A period of low or declining premium rates, generally known as a ‘soft’ or ‘softening’ market, generally leads to downward pressure on commission revenue and can have a material adverse impact on our revenue and operating margin. A ‘hard’ or ‘firming’ market, during which premium rates rise, generally has a favorable impact on our revenue and operating margin. Rates, however, vary by geography, industry and client segment. As a result, and due to the global and diverse nature of our business, we view rates in the aggregate. Overall, we are currently seeing a stabilizing market.

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

Risks and Uncertainties of the Economic Environment

U.S. and global markets are continuing to experience volatility and disruption as a result of the ongoing war between Russia and Ukraine and evolving events in Israel and Gaza. Although the length and impact of these ongoing situations are highly unpredictable, they have and could continue to lead to further market disruptions. The conflicts have contributed to negative impacts on the global economy and capital markets including significant inflation in many of the markets in which we operate. This impacts not only the cost of and access to liquidity, but also other costs to run and invest in our business.

Other global economic events, such as accommodative monetary and fiscal policy and geopolitical tensions beyond the ongoing wars, have also contributed to significant inflation across the globe. In particular, inflation in the United States, Europe, and other geographies has risen to levels not experienced in recent decades and we are seeing its impact on various aspects of our business. Moreover, U.S. and global economic conditions have created market uncertainty and volatility. Such general economic conditions, including inflation, stagflation, political volatility, costs of labor, cost of capital, interest rates, bank stability, credit availability, and tax rates, affect our operating and general and administrative expenses, and we have no control or limited ability to control such factors.

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

Certain costs under the Transformation program are accounted for under ASC 420, Exit or Disposal Cost Obligation, and are included as restructuring costs in the condensed consolidated statements of comprehensive income. For the three and nine months ended September 30, 2023, restructuring charges under our Transformation program totaled $17 million and $30 million, respectively; for the three and nine months ended September 30, 2022, restructuring charges under our Transformation program totaled $9 million and $71 million, respectively. Other costs incurred under the Transformation program are included in transaction and transformation and were $104 million and $231 million for the three and nine months ended September 30, 2023, respectively, and $42 million and $73 million for the three and nine months ended September 30, 2022, respectively.

From the actions taken during the third quarter of 2023, we have identified an additional $23 million of annualized run-rate savings during the year due to newly-realized opportunities and incremental sources of value. Since the inception of the program, we have identified $300 million of cumulative annualized run-rate savings, which overall are primarily attributable to the reduction of real estate and technology costs. We began to recognize the benefits from the program during 2022.

For a discussion of some of the risks associated with the Transformation program, see Part I, Item 1A ‘Risk Factors’ in our Annual Report on Form 10-K, filed with the SEC on February 24, 2023.

Financial Statement Overview

The table below sets forth our summarized condensed consolidated statements of comprehensive income and data as a percentage of revenue for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	($ in millions, except per share data)
Revenue	$2,166	100%	$1,953	100%	$6,569	100%	$6,144	100%
Costs of providing services
Salaries and benefits	1,359	63%	1,225	63%	4,019	61%	3,802	62%
Other operating expenses	396	18%	384	20%	1,282	20%	1,263	21%
Depreciation	60	3%	60	3%	184	3%	191	3%
Amortization	62	3%	71	4%	203	3%	239	4%
Restructuring costs	17	1%	9	—%	30	—%	71	1%
Transaction and transformation	113	5%	50	3%	265	4%	108	2%
Total costs of providing services	2,007		1,799		5,983		5,674
Income from operations	159	7%	154	8%	586	9%	470	8%
Interest expense	(61)	(3)%	(54)	(3)%	(172)	(3)%	(154)	(3)%
Other income, net	66	3%	85	4%	126	2%	205	3%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	164	8%	185	9%	540	8%	521	8%
Provision for income taxes	(25)	(1)%	(1)	—%	(99)	(2)%	(63)	(1)%
INCOME FROM CONTINUING OPERATIONS	139	6%	184	9%	441	7%	458	7%
INCOME/(LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—%	8	—%	—	—%	(27)	—%
Income attributable to non-controlling interests	(3)	—%	(2)	—%	(8)	—%	(10)	—%
NET INCOME ATTRIBUTABLE TO WTW	$136	6%	$190	10%	$433	7%	$421	7%
Diluted earnings per share from continuing operations	$1.29		$1.65		$4.06		$3.95

Consolidated Revenue (Continuing Operations)

Revenue for the three months ended September 30, 2023 was $2.2 billion, compared to $2.0 billion for the three months ended September 30, 2022, an increase of $213 million, or 11%, on an as-reported basis. Adjusting for the impacts of foreign currency and acquisitions and disposals, our organic revenue growth was 9% for the three months ended September 30, 2023. Revenue for the nine months ended September 30, 2023 was $6.6 billion, compared to $6.1 billion for the nine months ended September 30, 2022, an increase of $425 million, or 7%, on an as-reported basis. Adjusting for the impacts of foreign currency and acquisitions and disposals, our organic revenue growth was 8% for the nine months ended September 30, 2023. The increases in both as-reported and organic revenue were driven by strong performances in both segments as well as the recognition of higher interest income, on a year-to-date basis, that is not allocated to the segments.

Our revenue can be materially impacted by changes in currency conversions, which can fluctuate significantly over the course of a calendar year. For the three months ended September 30, 2023, currency translation increased our consolidated revenue by $32 million. The primary currencies driving this change were the Euro and Pound Sterling. For the nine months ended September 30, 2023, currency translation decreased our consolidated revenue by $40 million. The primary currencies driving this change were the Argentine Peso, Canadian Dollar and Pound Sterling.

The following table details our top five markets based on the percentage of consolidated revenue (in U.S. dollars) from the countries where work was performed for the nine months ended September 30, 2023. These figures do not represent the currency of the related revenue, which is presented in the next table.

Geographic Region	% of Revenue
United States	51%
United Kingdom	19%
France	5%
Canada	3%
Germany	3%

The table below details the approximate percentage of our revenue and expenses from continuing operations by transactional currency for the nine months ended September 30, 2023.

Transactional Currency	Revenue	Expenses (i)
U.S. dollars	57%	53%
Pounds sterling	12%	17%
Euro	15%	13%
Other currencies	16%	17%

(i)
These percentages exclude certain expenses for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. These items include amortization of intangible assets and transaction and transformation.

The following tables set forth the total revenue for the three and nine months ended September 30, 2023 and 2022 and the components of the changes in total revenue for the three and nine months ended September 30, 2023, as compared to the prior year periods. The components of the revenue change may not add due to rounding.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Three Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2023	2022	Change	Impact	Change	Divestitures	Change
	($ in millions)
Revenue	$2,166	$1,953	11%	2%	9%	—%	9%

				Components of Revenue Change
			As	Less:	Constant	Less:
	Nine Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2023	2022	Change	Impact	Change	Divestitures	Change
	($ in millions)
Revenue	$6,569	$6,144	7%	(1)%	8%	(1)%	8%

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

The following table sets forth HWC revenue for the three months ended September 30, 2023 and 2022 and the components of the change in revenue for the three months ended September 30, 2023 from the three months ended September 30, 2022.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Three Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2023	2022	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$1,282	$1,162	10%	2%	8%	—%	9%

HWC segment revenue for the three months ended September 30, 2023 and 2022 was $1.3 billion and $1.2 billion, respectively. Organic growth was led by Benefits Delivery & Outsourcing, driven by new clients and increased compliance and other project activity in Outsourcing and growth from higher volumes and placements of Life and Medicare Advantage in Individual Marketplace. Our Wealth businesses generated organic revenue growth from higher levels of Retirement work in North America and Europe, along with new client acquisitions and higher fees in Investments. Organic revenue growth in Health was driven by the continued expansion of our Global Benefits Management client portfolio, new local clients, expanding consulting work for existing clients and increased brokerage income. Career had organic revenue growth from increased compensation survey sales, executive compensation and other reward-based advisory services, including pay transparency work and change communication services.

The following table sets forth HWC segment revenue for the nine months ended September 30, 2023 and 2022 and the components of the change in revenue for the nine months ended September 30, 2023 from the nine months ended September 30, 2022.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Nine Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2023	2022	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$3,784	$3,565	6%	—%	7%	—%	7%

HWC segment revenue for the nine months ended September 30, 2023 and 2022 was $3.8 billion and $3.6 billion, respectively. Organic growth was led by Benefits Delivery & Outsourcing, driven by higher volumes and placements of Medicare Advantage and Life policies in Individual Marketplace and increased project activity in Outsourcing. Our Wealth businesses generated organic revenue growth from higher levels of Retirement work in North America and Europe, along with new client acquisitions and higher fees in Investments. Health had organic revenue growth driven by the continued expansion of our client portfolio, expanded consulting work and increased brokerage income. Career had organic revenue growth from increased compensation survey sales and executive compensation and other reward-based advisory services.

Risk & Broking

The Risk & Broking (‘R&B’) segment provides a broad range of risk advice, insurance brokerage and consulting services to clients worldwide ranging from small businesses to multinational corporations. The segment comprises two primary businesses - Corporate Risk & Broking and Insurance Consulting and Technology.

The following table sets forth R&B revenue for the three months ended September 30, 2023 and 2022 and the components of the change in revenue for the three months ended September 30, 2023 from the three months ended September 30, 2022.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Three Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2023	2022	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$855	$765	12%	2%	10%	—%	10%

R&B segment revenue for the three months ended September 30, 2023 and 2022 was $855 million and $765 million, respectively. Corporate Risk & Broking generated solid organic revenue growth driven by strong new business, improved client retention and rate increases. Insurance Consulting and Technology had organic revenue growth from software sales and increased project revenue.

The following table sets forth R&B segment revenue for the nine months ended September 30, 2023 and 2022 and the components of the change in revenue for the nine months ended September 30, 2023 from the nine months ended September 30, 2022.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Nine Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2023	2022	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$2,659	$2,508	6%	(1)%	7%	(2)%	9%

R&B segment revenue for the nine months ended September 30, 2023 and 2022 was $2.7 billion and $2.5 billion, respectively. Despite significant pressure from headwinds from book-of-business settlement revenue in the comparable period, Corporate Risk & Broking generated solid organic revenue growth driven by strong new business, improved client retention and rate increases. Insurance Consulting and Technology had organic revenue growth from software sales and increased project revenue.

Costs of Providing Services (Continuing Operations)

Total costs of providing services for the three months ended September 30, 2023 were $2.0 billion, compared to $1.8 billion for the three months ended September 30, 2022, an increase of $208 million, or 12%. Total costs of providing services for the nine months ended September 30, 2023 were $6.0 billion, compared to $5.7 billion for the nine months ended September 30, 2022, an increase of $309 million, or 5%. See the following discussion for further details.

Salaries and Benefits

Salaries and benefits for the three months ended September 30, 2023 were $1.4 billion, compared to $1.2 billion for the three months ended September 30, 2022, an increase of $134 million, or 11%. The increase in the current year is primarily due to higher salary expense and increased incentive and benefit costs for the period. Salaries and benefits, as a percentage of revenue, represented 63% for both the three months ended September 30, 2023 and 2022.

Salaries and benefits for the nine months ended September 30, 2023 were $4.0 billion, compared to $3.8 billion for the nine months ended September 30, 2022, an increase of $217 million, or 6%. The increase in the current year is primarily due to higher salary expense and increased incentive and benefit costs for the period. Salaries and benefits, as a percentage of revenue, represented 61% and 62% for the nine months ended September 30, 2023 and 2022, respectively.

Other Operating Expenses

Other operating expenses for the three months ended September 30, 2023 were $396 million, compared to $384 million for the three months ended September 30, 2022, an increase of $12 million, or 3%. The increase was primarily due to higher professional service and marketing-related expenses for the current-year period as compared to the prior-year comparable period, and higher travel and entertainment costs as post-pandemic activity continued to increase, partially offset by lower external labor fees in the current-year period.

Other operating expenses for both the nine months ended September 30, 2023 and 2022 were $1.3 billion, an increase of $19 million. The increase was primarily due to higher professional service and marketing-related expenses for the current-year as compared to the prior-year comparable period, and higher travel and entertainment costs due to continued increasing post-pandemic activity, partially offset by the absence of the prior-year asset impairments incurred, mostly accounts receivables, related to Russian insurance contracts placed by U.K. brokers in the London market (see Note 3 — Acquisitions and Divestitures within Part I, Item 1 ‘Financial Statements’ in this Form 10-Q for additional information) and lower external labor fees in the current year.

Depreciation

Depreciation for both the three months ended September 30, 2023 and 2022 was $60 million. Depreciation for the nine months ended September 30, 2023 was $184 million, compared to $191 million for the nine months ended September 30, 2022, a decrease of $7 million, or 4%. The decrease for the nine months ended September 30, 2023 is primarily due to a lower depreciable base of assets resulting from business disposals over the last two years and a lower dollar value of assets placed in service during the past few years.

Amortization

Amortization for the three months ended September 30, 2023 was $62 million, compared to $71 million for the three months ended September 30, 2022, a decrease of $9 million, or 13%. Amortization for the nine months ended September 30, 2023 was $203 million, compared to $239 million for the nine months ended September 30, 2022, a decrease of $36 million, or 15%. Our intangible amortization is generally more heavily weighted to the initial years of the useful lives of the related intangibles, and therefore amortization related to intangible assets will continue to decrease over time.

Restructuring Costs

Restructuring costs for the three months ended September 30, 2023 were $17 million, compared to $9 million for the three months ended September 30, 2022. Restructuring costs for the nine months ended September 30, 2023 were $30 million, compared to $71 million for the nine months ended September 30, 2022. Restructuring costs in both the current-year and prior-year periods primarily related to the real estate rationalization component of the Transformation program commenced by the Company during the fourth quarter of 2021 (see ‘Transformation Program’ within this Part I, Item 2 and Note 6 — Restructuring Costs within Part I, Item 1 ‘Financial Statements’ of this Quarterly Report on Form 10-Q).

Transaction and Transformation

Transaction and transformation for the three months ended September 30, 2023 were $113 million, compared to $50 million for the three months ended September 30, 2022, an increase of $63 million. Transaction and transformation for the nine months ended September 30, 2023 were $265 million, compared to $108 million for the nine months ended September 30, 2022, an increase of $157 million. Transaction and transformation costs for the current year were higher primarily due to increased consulting and compensation costs related to our Transformation program (see ‘Transformation Program’ within this Part I, Item 2) incurred in the current-year periods as compared to the prior-year comparable periods.

Income from Operations

Income from operations for the three months ended September 30, 2023 was $159 million, compared to $154 million for the three months ended September 30, 2022, an increase of $5 million. This increase resulted primarily from higher revenue, partially offset by higher salary expense and incentive and benefit costs, increased transaction and transformation costs, and higher professional service and marketing-related expenses in the current-year period as compared to the prior-year period.

Income from operations for the nine months ended September 30, 2023 was $586 million, compared to $470 million for the nine months ended September 30, 2022, an increase of $116 million. This increase resulted primarily from higher revenue, the absence of the prior-year’s asset impairment expense discussed above, and lower restructuring costs in the current year, partially offset by higher salary expense and incentive and benefit costs, increased transaction and transformation costs, higher professional service and marketing-related expenses, and increased travel and entertainment costs in the current-year period as compared to the prior-year period.

Interest Expense

Interest expense for the three months ended September 30, 2023 was $61 million, compared to $54 million for the three months ended September 30, 2022, an increase of $7 million, or 13%. Interest expense for the nine months ended September 30, 2023 was $172 million as compared to $154 million for the nine months ended September 30, 2022, an increase of $18 million, or 12%. These increases were primarily the result of higher levels of indebtedness in the current year.

Other Income, Net

Other income, net for the three months ended September 30, 2023 was $66 million, compared to $85 million for the three months ended September 30, 2022, a decrease of $19 million. Other income, net for the nine months ended September 30, 2023 was $126 million, compared to $205 million for the nine months ended September 30, 2022, a decrease of $79 million. These decreases were mostly due to lower pension income, which was primarily attributable to higher interest costs resulting from higher assumed discount rates in the current year, partially offset by greater gains on disposals in the current year.

Provision for Income Taxes

Provision for income taxes for the three months ended September 30, 2023 was $25 million, compared to $1 million for the three months ended September 30, 2022, an increase of $24 million. The effective tax rate was 15.5% for the three months ended September 30, 2023 and 0.7% for the three months ended September 30, 2022. Provision for income taxes for the nine months ended September 30, 2023 was $99 million, compared to $63 million for the nine months ended September 30, 2022, an increase of $36 million. The effective tax rate was 18.3% for the nine months ended September 30, 2023 and 12.1% for the nine months ended September 30, 2022. These effective tax rates are calculated using extended values from our condensed consolidated statements of comprehensive income and are therefore more precise tax rates than can be calculated from rounded values. The prior-year quarter effective tax rate was lower due to certain discrete tax benefits related to amending the Company’s U.S. federal and state tax returns in order to change certain elections available under the Coronavirus Aid, Relief, and Economic Security (‘CARES’) Act, and excess tax benefits on executive share-based compensation.

Income/(loss) from Discontinued Operations, Net of Tax

Income from discontinued operations, net of tax for the three months ended September 30, 2022 was $8 million, and loss from discontinued operations, net of tax for the nine months ended September 30, 2022 was $27 million. The operations of our Willis Re business were reclassified to discontinued operations upon our entering into an agreement to sell the business during the third quarter of 2021 (see Note 3 – Acquisitions and Divestitures in Part I, Item 1 ‘Financial Statements’ in this Form 10-Q). Gains and losses from discontinued operations in the prior year were primarily attributable to the adjustments to the gain on disposal resulting from updating the purchase price and the operations of the deferred closing entities and run-off activity associated with the divestiture.

Net Income Attributable to WTW

Net income attributable to WTW for the three months ended September 30, 2023 was $136 million, compared to $190 million for the three months ended September 30, 2022, a decrease of $54 million, or 28%. This decrease resulted primarily from higher salary expense and incentive and benefit costs, increased transaction and transformation costs, higher professional service and marketing-related expenses and lower pension income in the current-year period, partially offset by higher revenue and gains on disposals in the current-year period.

Net income attributable to WTW for the nine months ended September 30, 2023 was $433 million, compared to $421 million for the nine months ended September 30, 2022, an increase of $12 million, or 3%. This increase resulted primarily from higher revenue, the absence of the prior-year’s asset impairment expense discussed above, lower restructuring costs, and higher gains on disposals in the current year, partially offset by higher salary expense and incentive and benefit costs, increased transaction and transformation costs, higher professional service and marketing-related expenses, higher travel and entertainment costs and lower pension income in the current year.

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

Based on our current balance sheet and cash flows, current market conditions and information available to us at this time, we believe that WTW has access to sufficient liquidity, which includes all of the borrowing capacity available to draw against our $1.5 billion revolving credit facility, to meet our cash needs for the next twelve months, including investments in the business for growth and those related to our Transformation program, scheduled debt repayments, share repurchases and dividend payments. During the second quarter of 2023, we completed an offering of $750 million aggregate principal amount of 5.350% senior notes due 2033 and used the net proceeds during the current quarter to repay in full the $250 million aggregate principal amount and related accrued interest of 4.625% senior notes. The Company will use the remaining net proceeds for general corporate purposes. Additionally, during the nine months ended September 30, 2023 we repurchased $804 million of shares, with remaining authorization to repurchase an additional $1.5 billion.

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

Cash and Cash Equivalents

Our cash and cash equivalents at September 30, 2023 totaled $1.2 billion, compared to $1.3 billion at December 31, 2022, a decrease of $15 million. In addition to cash flows generated by our operations, the significant cash activities during the first nine months of 2023 included share repurchases of $804 million, dividend payments, capital expenditures, and net proceeds from debt of $488 million.

Additionally, we had all of the borrowing capacity available to draw against our $1.5 billion revolving credit facility at both September 30, 2023 and December 31, 2022.

Included within cash and cash equivalents at September 30, 2023 and December 31, 2022 are amounts held for regulatory capital adequacy requirements, including $100 million and $99 million, respectively, held within our regulated U.K. entities.

Summarized Condensed Consolidated Cash Flows

The following table presents the summarized condensed consolidated cash flow information for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
	(in millions)
Net cash from/(used in):
Operating activities	$823	$437
Investing activities	(1,030)	(58)
Financing activities	(728)	(3,109)
DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH (i)	(935)	(2,730)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(54)	(290)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD (i)	4,721	7,691
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (i)	$3,732	$4,671

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

Cash Flows From Operating Activities

Cash flows from operating activities were $823 million for the nine months ended September 30, 2023, compared to $437 million for the nine months ended September 30, 2022. The $823 million of net cash from operating activities for the nine months ended September 30, 2023 included net income of $441 million and $484 million of favorable non-cash adjustments, partially offset by unfavorable changes in operating assets and liabilities of $102 million. This increase in cash flows from operations as compared to the prior year was primarily due to the non-recurrence of prior-year headwinds, including realized losses on foreign currency hedges, payments made in the prior year for certain discretionary compensation and taxes for one-time gains recorded in connection with the Willis Re sale and the income receipt from the termination of the then-proposed Aon transaction. These prior-year cash flows were partially offset by increased Transformation program-related costs in the current year.

The $437 million of net cash from operating activities for the nine months ended September 30, 2022 included net income of $431 million and $437 million of favorable non-cash adjustments, partially offset by unfavorable changes in operating assets and liabilities of $431 million.

Cash Flows Used In Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2023 were $1.0 billion as compared to $58 million for the nine months ended September 30, 2022. The cash flows used in investing activities for the nine months ended September 30, 2023 consist primarily of cash and fiduciary funds of $922 million associated with the transfer to Gallagher under a new side letter to the Willis Re SAPA (see Note 3 — Acquisitions and Divestitures within Part I, Item 1 ‘Financial Statements’ in this Form 10-Q for additional information) and $182 million of capital expenditures and capitalized software additions. The cash flows used in investing activities in the prior-year period primarily include capital expenditures and capitalized software additions of $150 million, acquisitions of $80 million, and cash and fiduciary funds transferred on disposal of $29 million, partially offset by sales of investments of $200 million.

Cash Flows Used In Financing Activities

Cash flows used in financing activities for the nine months ended September 30, 2023 were $728 million. The significant financing activities included share repurchases of $804 million, dividend payments of $265 million, and net payments from fiduciary funds held for clients of $71 million, partially offset by $488 million of net proceeds from issuance of debt.

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

Indebtedness

Total debt, total equity, and the capitalization ratios at September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
	($ in millions)
Long-term debt	$4,565	$4,471
Current debt	649	250
Total debt	$5,214	$4,721

Total WTW shareholders’ equity	$9,410	$10,016

Capitalization ratio	35.7%	32.0%

At September 30, 2023, our mandatory debt repayments over the next twelve months include $650 million outstanding on our 3.600% senior notes due 2024. For more information regarding our current and long-term debt, please see ‘Supplemental Guarantor Financial Information’ elsewhere within this Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

At September 30, 2023 and December 31, 2022, we were in compliance with all financial covenants.

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

At September 30, 2023 and December 31, 2022, we had fiduciary funds of $2.7 billion and $3.6 billion, respectively. At December 31, 2022, $945 million of these funds were attributable to the divested Willis Re business. All amounts have since been settled or transferred to Gallagher due to the termination of the co-broking agreement (see Note 3 — Acquisitions and Divestitures within Part I, Item 1 ‘Financial Statements’ of this Quarterly Report on Form 10-Q for further information).

Share Repurchase Program

The Company is authorized to repurchase shares, by way of redemption or otherwise, and will consider whether to do so from time to time, based on many factors, including market conditions. There are no expiration dates for our repurchase plans or programs.

On July 26, 2021, the board of directors approved a $1.0 billion increase to the existing share repurchase program, which was previously at $500 million. Additionally, on September 16, 2021, the board of directors approved a $4.0 billion increase to the existing share repurchase program, on May 25, 2022, approved a $1.0 billion increase to the existing share repurchase program, and on

September 20, 2023, approved a $1.0 billion increase to the existing share repurchase program. These increases brought the total approved authorization to $7.5 billion.

At September 30, 2023, approximately $1.5 billion remained on the current repurchase authority. The maximum number of shares that could be repurchased based on the closing price of our ordinary shares on September 30, 2023 of $208.96 was 7,362,692.

During the three and nine months ended September 30, 2023, the Company had the following share repurchase activity:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Shares repurchased	1,681,385	3,650,837
Average price per share	$208.16	$220.26
Aggregate repurchase cost (excluding broker costs)	$350 million	$804 million

Capital Commitments

The Company’s capital expenditures for fixed assets and software for internal use were $116 million during the nine months ended September 30, 2023. The Company estimates that there will be additional such expenditures, which include those incurred under its Transformation program, in the range of $50 million to $70 million during the remainder of 2023. We currently expect cash from operations to adequately provide for these cash needs. There have been no material changes to our capital commitments since December 31, 2022.

Dividends

Total cash dividends of $265 million were paid during the nine months ended September 30, 2023. In August 2023, the board of directors approved a quarterly cash dividend of $0.84 per share ($3.36 per share annualized rate), which was paid on October 16, 2023 to shareholders of record as of September 30, 2023.

Supplemental Guarantor Financial Information

As of September 30, 2023, WTW has issued the following debt securities (the ‘notes’):

a)
Willis North America Inc. (‘Willis North America’) has approximately $4.4 billion senior notes outstanding, of which $650 million were issued on May 16, 2017, $1.0 billion were issued on September 10, 2018, $1.0 billion were issued on September 10, 2019, $275 million were issued on May 29, 2020, $750 million were issued on May 19, 2022, and $750 million were issued on May 17, 2023; and
b)
Trinity Acquisition plc has $825 million senior notes outstanding, of which $275 million were issued on August 15, 2013 and $550 million were issued on March 22, 2016, and a $1.5 billion revolving credit facility, on which no balance was outstanding at September 30, 2023.

The following table presents a summary of the entities that issue each note and those wholly-owned subsidiaries of the Company that guarantee each respective note on a joint and several basis as of September 30, 2023. These subsidiaries are all consolidated by Willis Towers Watson plc (the ‘parent company’) and together with the parent company comprise the ‘Obligor group’.

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

Each member of the Obligor group has only a stockholder’s claim on the assets of the non-guarantor subsidiaries. This stockholder’s claim is junior to the claims that creditors have against those non-guarantor subsidiaries. Holders of the notes will only be creditors of the Obligor group and not creditors of the non-guarantor subsidiaries. As a result, all of the existing and future liabilities of the non-guarantor subsidiaries, including any claims of trade creditors and preferred stockholders, will be structurally senior to the notes. As of and for the periods ended September 30, 2023 and December 31, 2022, the non-guarantor subsidiaries represented substantially all of the total assets and accounted for substantially all of the total revenue of the Company prior to consolidating adjustments. The non-guarantor subsidiaries have other liabilities, including contingent liabilities that may be significant. Each indenture does not contain any limitations on the amount of additional debt that the Obligor group and the non-guarantor subsidiaries may incur. The amounts of this debt could be substantial, and this debt may be debt of the non-guarantor subsidiaries, in which case this debt would be effectively senior in right of payment to the notes.

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

Intercompany balances and transactions between members of the Obligor group have been eliminated. All intercompany balances and transactions between the Obligor group and the non-guarantor subsidiaries have been presented in the disclosures below on a net presentation basis, rather than a gross basis, as this better reflects the nature of the intercompany positions and presents the funding or funded position that is to be received or owed. The intercompany balances and transactions between the Obligor group and non-guarantor subsidiaries, presented below, relate to a number of items including loan funding for acquisitions and other purposes, transfers of surplus cash between subsidiary companies, funding provided for working capital purposes, settlement of expense accounts, transactions related to share-based payment arrangements and share issuances, intercompany royalty arrangements, intercompany dividends and intercompany interest. At September 30, 2023 and December 31, 2022, the intercompany balances of the Obligor group with non-guarantor subsidiaries were net receivables of $1.0 billion and $600 million, respectively, and net payables of $11.2 billion and $10.2 billion, respectively.

No balances or transactions of non-guarantor subsidiaries are presented in the disclosures other than the intercompany items noted above.

Presented below is certain summarized financial information for the Obligor group.

`	As of September 30, 2023	As of December 31, 2022
	(in millions)
Total current assets	$243	$216
Total non-current assets	1,007	685
Total current liabilities	6,154	6,916
Total non-current liabilities	10,416	8,212

Nine months ended September 30, 2023
(in millions)
Revenue	$1,093
Income from operations	881
Income from operations before income taxes (i)	305
Net income	434
Net income attributable to WTW	434

(i)
Includes intercompany expense, net of the Obligor group from non-guarantor subsidiaries of $222 million for the nine months ended September 30, 2023.

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

Reconciliations of the as-reported changes to the constant currency and organic changes for the three and nine months ended September 30, 2023 from the three and nine months ended September 30, 2022 are as follows. The components of revenue change may not add due to rounding.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Three Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2023	2022	Change	Impact	Change	Divestitures	Change
	($ in millions)
Revenue	$2,166	$1,953	11%	2%	9%	—%	9%

				Components of Revenue Change
			As	Less:	Constant	Less:
	Nine Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2023	2022	Change	Impact	Change	Divestitures	Change
	($ in millions)
Revenue	$6,569	$6,144	7%	(1)%	8%	(1)%	8%

For the three months ended September 30, 2023, our as-reported revenue increased by 11% and our organic revenue grew by 9%. For the nine months ended September 30, 2023, our as-reported revenue increased by 7% and our organic revenue grew by 8%. The increases in both as-reported and organic revenue were driven by strong performances in both segments as well as the recognition of higher interest income, on a year-to-date basis, that is not allocated to the segments.

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

Reconciliations of income from operations to adjusted operating income for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	($ in millions)
Income from operations	$159	$154	$586	$470
Adjusted for certain items:
Impairment	—	—	—	81
Amortization	62	71	203	239
Restructuring costs	17	9	30	71
Transaction and transformation	113	50	265	108
Adjusted operating income	$351	$284	$1,084	$969

Income from operations margin	7.3%	7.9%	8.9%	7.6%
Adjusted operating income margin	16.2%	14.5%	16.5%	15.8%

Adjusted operating income increased for the three months ended September 30, 2023 to $351 million, from $284 million for the three months ended September 30, 2022 and increased for the nine months ended September 30, 2023 to $1.1 billion from $969 million for the nine months ended September 30, 2022. These increases resulted primarily from higher revenue in the current year, partially offset by higher salary expense and incentive and benefit costs, higher professional service and marketing-related expenses, and increased travel and entertainment costs in the current-year periods as compared to the prior-year periods.

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

Reconciliations of net income to adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	($ in millions)
NET INCOME	$139	$192	$441	$431
(Income)/loss from discontinued operations, net of tax	—	(8)	—	27
Provision for income taxes	25	1	99	63
Interest expense	61	54	172	154
Impairment	—	—	—	81
Depreciation	60	60	184	191
Amortization	62	71	203	239
Restructuring costs	17	9	30	71
Transaction and transformation	113	50	265	108
(Gain)/loss on disposal of operations	(41)	(21)	(44)	11
Adjusted EBITDA	$436	$408	$1,350	$1,376

Net income margin	6.4%	9.8%	6.7%	7.0%
Adjusted EBITDA margin	20.1%	20.9%	20.6%	22.4%

Adjusted EBITDA for the three months ended September 30, 2023 was $436 million, compared to $408 million for the three months ended September 30, 2022. This increase resulted primarily from higher revenue, partially offset by higher salary expense and incentive and benefit costs, higher professional service and marketing-related expenses, and lower pension income in the current-year period as compared to the prior-year period.

Adjusted EBITDA was $1.4 billion for both the nine months ended September 30, 2023 and 2022, a decrease of $26 million. This decrease was driven by the performance in the first half of the year in which higher salary expense and incentive and benefit costs, higher professional service and marketing-related expenses, increased travel and entertainment costs, and lower pension income in the current year, was partially offset by higher revenue in the current year.

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

Reconciliations of net income attributable to WTW to adjusted diluted earnings per share for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	($ in millions)
NET INCOME ATTRIBUTABLE TO WTW	$136	$190	$433	$421
Adjusted for certain items:
(Income)/loss from discontinued operations, net of tax	—	(8)	—	27
Impairment	—	—	—	81
Amortization	62	71	203	239
Restructuring costs	17	9	30	71
Transaction and transformation	113	50	265	108
(Gain)/loss on disposal of operations	(41)	(21)	(44)	11
Tax effect on certain items listed above (i)	(51)	(24)	(128)	(116)
Tax effect of the CARES Act	—	(24)	—	(24)
Tax effect of internal reorganizations	—	—	2	—
Adjusted net income	$236	$243	$761	$818

Weighted-average ordinary shares — diluted	105	111	107	114

Diluted earnings per share	$1.29	$1.72	$4.06	$3.71
Adjusted for certain items (ii) :
(Income)/loss from discontinued operations, net of tax	—	(0.07)	—	0.24
Impairment	—	—	—	0.71
Amortization	0.59	0.64	1.90	2.10
Restructuring costs	0.16	0.08	0.28	0.62
Transaction and transformation	1.07	0.45	2.48	0.95
(Gain)/loss on disposal of operations	(0.39)	(0.19)	(0.41)	0.10
Tax effect on certain items listed above (i)	(0.48)	(0.22)	(1.20)	(1.02)
Tax effect of the CARES Act	—	(0.22)	—	(0.21)
Tax effect of internal reorganizations	—	—	0.02	—
Adjusted diluted earnings per share	$2.24	$2.20	$7.13	$7.20

(i)
The tax effect was calculated using an effective tax rate for each item.
(ii)
Per share values and totals may differ due to rounding.

Our adjusted diluted earnings per share increased for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. This increase is primarily due to a lower weighted-average outstanding share count attributable to our share repurchase activity in the current year, and higher revenue, partially offset by higher salary expense and incentive and benefit costs, higher professional service and marketing-related expenses, and lower pension income in the current-year period as compared to the prior-year period.

Our adjusted diluted earnings per share decreased for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. This decrease was driven by the performance in the first half of the year in which higher salary expense and incentive and benefit costs, higher professional service and marketing-related expenses, higher travel and entertainment costs, and lower pension income in the current year, was partially offset by a lower weighted-average outstanding share count attributable to our share repurchase activity and higher revenue in the current year.

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

Reconciliations of income from operations before income taxes to adjusted income before taxes and provision for income taxes to adjusted income taxes for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	($ in millions)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$164	$185	$540	$521
Adjusted for certain items:
Impairment	—	—	—	81
Amortization	62	71	203	239
Restructuring costs	17	9	30	71
Transaction and transformation	113	50	265	108
(Gain)/loss on disposal of operations	(41)	(21)	(44)	11
Adjusted income before taxes	$315	$294	$994	$1,031

Provision for income taxes	$25	$1	$99	$63
Tax effect on certain items listed above (i)	51	24	128	116
Tax effect of the CARES Act	—	24	—	24
Tax effect of internal reorganizations	—	—	(2)	—
Adjusted income taxes	$76	$49	$225	$203

U.S. GAAP tax rate	15.5%	0.7%	18.3%	12.1%
Adjusted income tax rate	24.3%	16.8%	22.6%	19.7%

(i)
The tax effect was calculated using an effective tax rate for each item.

Our U.S. GAAP tax rates were 15.5% and 0.7% for the three months ended September 30, 2023 and 2022, respectively, and 18.3% and 12.1% for the nine months ended September 30, 2023 and 2022, respectively. The prior-year quarter effective tax rate was lower due to certain discrete tax benefits related to amending the Company’s U.S. federal and state tax returns in order to change certain elections available under the CARES Act, and excess tax benefits on executive share-based compensation.

Our adjusted income tax rates were 24.3% and 16.8% for the three months ended September 30, 2023 and 2022, respectively, and 22.6% and 19.7% for the nine months ended September 30, 2023 and 2022, respectively. The prior-year quarter adjusted effective tax rate was lower due to discrete excess tax benefits on executive share-based compensation.

Free Cash Flow

Free cash flow is defined as cash flows from operating activities less cash used to purchase fixed assets and software for internal use. Free cash flow is a liquidity measure and is not meant to represent residual cash flow available for discretionary expenditures.

Management believes that free cash flow presents the core operating performance and cash generating capabilities of our business operations.

Reconciliations of cash flows from operating activities to free cash flow for the nine months ended September 30, 2023 and 2022 are as follows:

	Nine Months Ended September 30,
	2023	2022
	(in millions)
Cash flows from operating activities	$823	$437
Less: Additions to fixed assets and software for internal use	(116)	(100)
Free cash flow	$707	$337

The increase in free cash flow during the current-year period was primarily due to the non-recurrence of prior-year headwinds, including realized losses on foreign currency hedges, payments made in the prior year for certain discretionary compensation and taxes for one-time gains recorded in connection with the Willis Re sale and the income receipt from the termination of the then-proposed Aon transaction. These prior-year cash flows were partially offset by increased Transformation program-related costs in the current year.

Critical Accounting Estimates

There were no material changes from the Critical Accounting Estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 24, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have considered changes in our exposure to market risks during the nine months ended September 30, 2023 and have determined that there have been no material changes to our exposure to market risks from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 24, 2023. However, we have provided the following information to supplement or update our disclosures on our Form 10-K.

The Company has a global investment policy which is designed to ensure that we maintain diversification of our cash investments throughout the world in order to minimize the risk of loss due to a counterparty failure.

Interest Income on Fiduciary Funds

As described in our Annual Report on Form 10-K, we are exposed to interest rate risk. Specifically, as a result of our operating activities, we receive cash for premiums and claims which we deposit in high-quality bank term deposit and money market funds, on which we earn interest, where permitted. We also hold funds for clients of our benefits accounts businesses. For the benefit funds not invested, cash and cash equivalents are held, on which we earn interest, until the funds are directed by plan participants to either be invested in mutual funds or paid out on their behalf. This interest earned is included in our condensed consolidated financial statements as interest income. These funds are regulated in terms of access and the instruments in which they may be invested, most of which are short-term in maturity. As a result of measures taken by central banks around the world, rates offered on these investments have increased, in some cases significantly, over the course of the last year. This has resulted in the Company recognizing higher interest income over the same period in the prior year. Interest income in the future will be a function of the short-term rates we are able to obtain by currency and the cash balances available to invest in these instruments. Interest income was $39 million and $106 million for the three and nine months ended September 30, 2023, respectively, and $17 million and $28 million for the three and nine months ended September 30, 2022, respectively. At September 30, 2023, we held $2.2 billion of fiduciary funds invested in interest-bearing accounts. If short-term interest rates increased or decreased by 25 basis points, interest earned on these invested fiduciary funds, and therefore our interest income recognized, would increase or decrease by approximately $6 million on an annualized basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2023, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (‘CEO’) and the Chief Financial Officer (‘CFO’), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘Exchange Act’). Based upon that evaluation, our management, including the CEO and CFO, concluded that the our disclosure controls and procedures are effective in providing reasonable assurance that the information required to be included in the periodic reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including the CEO and the CFO, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1 regarding our legal proceedings is incorporated by reference herein from Part I, Item 1 Note 14 — Commitments and Contingencies - Legal Proceedings of the notes to the condensed consolidated financial statements in this Form 10-Q for the quarter ended September 30, 2023.

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

Further, the continued slowdown in the global economy, including a recession, or in a particular region or industry, inflation or a tightening of the credit markets could negatively impact our business, financial condition and liquidity, including our ability to continue to access preferred sources of liquidity when we would like, and our borrowing costs could increase. In particular, further tightening of the credit markets could limit our ability to obtain external financing to fund our operations and capital expenditures, if and when needed. In addition, although we do not have any direct exposure to any of the banks affected by the recent banking crisis, we could experience losses on our holdings of cash and investments due to failures of other financial institutions and other parties. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could substantially and negatively impact our ability to do business as well as our financial condition. Furthermore, a continued deterioration or prolonged period of negative or stagnant macroeconomic conditions in the U.S. and globally could adversely affect our business, results of operations or financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2023, no shares were issued by the Company without registration under the Securities Act of 1933, as amended.

(c) Issuer Purchases of Equity Securities

The Company is authorized to repurchase shares, by way of redemption or otherwise, and will consider whether to do so from time to time, based on many factors, including market conditions. There are no expiration dates for these repurchase plans or programs.

On July 26, 2021, the board of directors approved a $1.0 billion increase to the existing share repurchase program, which was previously at $500 million. Additionally, on September 16, 2021, the board of directors approved a $4.0 billion increase to the existing share repurchase program, on May 25, 2022, approved a $1.0 billion increase to the existing share repurchase program, and on September 20, 2023, approved a $1.0 billion increase to the existing share repurchase program. These increases brought the total approved authorization to $7.5 billion.

The following table presents specified information about the Company’s repurchases of its ordinary shares in the third quarter of 2023 and the Company’s remaining repurchase authority.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2023 through July 31, 2023	215,700	$231.80	215,700	8,828,377
August 1, 2023 through August 31, 2023	1,314,763	$204.34	1,314,763	7,513,614
September 1, 2023 through September 30, 2023	150,922	$207.65	150,922	7,362,692
	1,681,385	$208.16	1,681,385
At September 30, 2023 the maximum number of shares that may yet be purchased under the existing share repurchase plan is 7,362,692, with approximately $1.5 billion remaining on the current open-ended repurchase authority granted by the board. An estimate of the maximum number of shares under the existing authorities was determined using the closing price of our ordinary shares on September 30, 2023 of $208.96.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) None.

(c) Insider Trading Arrangements

For the quarter ended September 30, 2023, none of the Company’s directors and officers adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any ‘non-Rule 10b5-1 trading arrangement’ as defined under Item 408(c) of Regulation S-K.

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

Willis Towers Watson Public Limited Company
(Registrant)

/s/ Carl A. Hess		October 26, 2023
Name:	Carl A. Hess	Date
Title:	Chief Executive Officer

/s/ Andrew J. Krasner		October 26, 2023
Name:	Andrew J. Krasner	Date
Title:	Chief Financial Officer

/s/ Joseph S. Kurpis		October 26, 2023
Name:	Joseph S. Kurpis	Date
Title:	Principal Accounting Officer and Controller