Form 10-K
period 2023-12-31
WILLIS TOWERS WATSON PLC
filed 2024-02-22
CIK 1140536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting common equity held by non-affiliates of the Registrant, computed by reference to the last reported price at which the Registrant’s common equity was sold on June 30, 2023 (the last day of the Registrant’s most recently completed second quarter) was $24,662,440,773.

As of February 16, 2024, there were outstanding 102,481,452 ordinary shares, nominal value $0.000304635 per share, of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III will be incorporated by reference in accordance with Instruction G(3) to Form 10-K no later than 120 days after the end of the Company’s fiscal year.

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

INDEX TO FORM 10-K

For the year ended December 31, 2023

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

Disclaimer Regarding Forward-looking Statements

We have included in this document ‘forward-looking statements’ within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, that address activities, events or developments that we expect or anticipate may occur in the future, including such things as: our outlook; the potential impact of natural or man-made disasters like health pandemics and other world health crises; future capital expenditures; ongoing working capital efforts; future share repurchases; financial results (including our revenue, costs or margins) and the impact of changes to tax laws on our financial results; existing and evolving business strategies and acquisitions and dispositions, including our completed sale of Willis Re to Arthur J. Gallagher & Co. (‘Gallagher’) and transitional arrangements related thereto; demand for our services and competitive strengths; strategic goals; the benefits of new initiatives; growth of our business and operations; the sustained health of our product, service, transaction, client, and talent assessment and management pipelines; our ability to successfully manage ongoing leadership, organizational and technology changes, including investments in improving systems and processes; our ability to implement and realize anticipated benefits of any cost-savings initiatives including the multi-year operational Transformation program; our recognition of future impairment charges; and plans and references to future successes, including our future financial and operating results, short-term and long-term financial goals, plans, objectives, expectations and intentions, including with respect to free cash flow generation, adjusted net revenue, adjusted operating margin and adjusted earnings per share, are forward-looking statements. Also, when we use words such as ‘may’, ‘will’, ‘would’, ‘anticipate’, ‘believe’, ‘estimate’, ‘expect’, ‘intend’, ‘plan’, ‘continues’, ‘seek’, ‘target’, ‘goal’, ‘focus’, ‘probably’, or similar expressions, we are making forward-looking statements. Such statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. All forward-looking disclosure is speculative by its nature.

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

PART I.

ITEM 1. BUSINESS

The Company

WTW is a leading global advisory, broking and solutions company that provides data-driven, insight-led solutions in the areas of people, risk and capital. Utilizing the global view and local expertise of our 48,000 colleagues serving more than 140 countries and markets, we help organizations sharpen strategies, enhance resilience, motivate workforces and maximize performance. We design and deliver solutions that manage risk, optimize benefits, cultivate talent and expand the power of capital to protect and strengthen institutions and individuals. Working closely with our clients, we uncover opportunities for sustainable success.

Our clients operate on a global and local scale in a multitude of businesses and industries throughout the world and generally range in size from large, major multinational corporations to middle-market domestic and international companies. Our clients include many of the world’s leading corporations, including approximately 95% of the FTSE 100, 89% of the Fortune 1000, and 91% of the Fortune Global 500 companies. We also advise the majority of the world’s leading insurance companies. We work with major corporations, emerging growth companies, governmental agencies and not-for-profit institutions in a wide variety of industries, with many of our client relationships spanning decades. None of the Company’s customers individually represented more than 10% of its consolidated revenue for each of the years ended December 31, 2023, 2022 and 2021. We place insurance with more than 2,500 insurance carriers, none of which individually accounted for a significant concentration of the total premiums we placed on behalf of our clients in 2023, 2022 or 2021.

Available Information

The Company files annual, quarterly and current reports, proxy statements and other information with the SEC. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including WTW) file electronically with the SEC. The SEC’s website is www.sec.gov.

The Company makes available, free of charge through our website, www.wtwco.com, our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our proxy statement, current reports on Form 8-K and Forms 3, 4, and 5 filed on behalf of directors and Section 16 officers, as well as any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 (the ‘Exchange Act’) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Unless specifically incorporated by reference, information on our website is not a part of this Form 10-K.

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

Business Strategy

We believe that a unified and integrated approach to advisory, broking and solutions can be a path to growth for organizations around the world. We harness our collective power as ‘One WTW’ to make smart connections to serve and support our clients.

We operate in attractive markets – both growing and mature – with a diversified platform across industries, segments and businesses globally.

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
•
Simplify the business to increase agility and effectiveness: Implement the Company’s streamlined structure of two business segments (Health, Wealth & Career and Risk & Broking) and three geographies (Europe, International and North America); develop a globally consistent client management model and enhance operations to improve sales and retention outcomes; manage our portfolio of businesses intentionally to drive optimal value; and increase speed of execution through agile decision-making processes.
•
Transform operations to drive savings while enhancing our client and colleague experiences: Maximize global platforms to be as common as possible and as distinct as necessary; right-shore operations to capitalize on our scale; rationalize real estate and build new ways of working; and modernize technology to enhance the digital experience.

Through these strategies we aim to grow revenue, improve margins and increase cash flow, EBITDA and earnings.

We care as much about how we work as we do about the impact that we make. This means commitment to a shared purpose and values, a framework that guides how we run our business and serve clients. Our values of client focus, teamwork, integrity, respect and excellence underlie all that we do, and how we behave and interact with each other, our clients and our partners.

For more information about risks to our strategic plans, see Part I, Item 1A Risk Factors of this Form 10-K.

Principal Services

We manage our business across two integrated reportable operating segments: Health, Wealth & Career and Risk & Broking. Below are the percentages of revenue generated by each segment for each of the years ended December 31, 2023, 2022 and 2021. These percentages exclude revenue that has been classified as discontinued operations in our consolidated statements of comprehensive income.

	Year ended December 31,
	2023	2022	2021
Health, Wealth & Career	60%	60%	60%
Risk & Broking	40%	40%	40%

The following presents descriptions of our segments:

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

A meaningful portion of revenue in this business is from recurring work, though contracts may be annual or multi-year. Given the balance of revenue across consulting, broking and solutions, our revenue is somewhat weighted to the first half of the year.

Wealth

Our wealth-related businesses include Retirement and Investments.

Retirement — Our Retirement business provides actuarial support, plan design, and administrative services for all forms of pension and retirement savings plans. Our colleagues help our clients assess the costs and risks of retirement plans on cash flow, earnings and the balance sheet, the effects of changing workforce demographics on their retirement plans, and retiree benefit adequacy and security. We offer clients a full range of integrated retirement consulting services and solutions to meet the needs of all types of employers. We help multinationals coordinate plan design and actuarial services across their complex global plans. We bring in-depth data analysis and perspective to their decision-making process as we have tracked the retirement designs and financing strategies of companies around the world over many decades.

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

Investments — Our Investments business provides advice and discretionary investment management solutions to defined benefit and defined contribution pension plans as well as to a range of other client types including insurers, endowments and foundations, and private wealth investors. We provide a solution to a significant business problem faced by our clients, namely sustaining the resources and skills required to deliver a financial services product in highly competitive capital markets. We offer a flexible approach that adapts to a wide range of client needs and circumstances, with the objective of higher returns, lower risk and lower costs within each client’s unique situation.

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

Work & Rewards — Within our Work & Rewards business, we help clients determine the best ways to get work done, the skills needed for jobs, and how to reward employees. We address executive compensation and broad-based rewards. We advise our clients’ management and boards of directors on all aspects of executive pay programs, including base pay, annual bonuses, long-term incentives, perquisites and other benefits. Our focus is on aligning pay plans with an organization’s business strategy and driving desired performance. Our solutions incorporate proprietary market benchmarking data and software to support compensation administration.

Employee Experience — Our Employee Experience business focuses on the provision of solutions including employee insight and listening tools, a technology platform that connects users across our HWC segment, communication and change management services.

Revenue for our career-related businesses is partly seasonal in nature, with heightened activity in the second half of the calendar year during the annual compensation, benefits and survey cycles. While these businesses enjoy long-term relationships with many clients, work in several practices is often project-based and can be sensitive to economic changes. The businesses benefit from regulatory changes affecting our clients that require strategic advice, program changes and communication, the redefinition of jobs, work location and career paths as technology disaggregates work, and the recalibration of pay and the employee experience amidst shifting labor markets.

Benefits Delivery & Outsourcing

Our Benefits Delivery & Outsourcing businesses include Benefits Delivery & Administration (‘BDA’) and Global Outsourcing.

Benefits Delivery & Administration — The BDA business includes Individual Marketplace and Benefits Accounts.

Individual Marketplace — Individual Marketplace offers decision support processes and tools to connect consumers with insurance carriers in private individual and Medicare markets. Individual Marketplace serves both employer-based and direct-to-consumer populations through its end-to-end consumer acquisition and engagement platforms, which tightly integrate call routing technology, an efficient quoting and enrollment engine, a customer relations management system and deep links with insurance carriers. By leveraging its multiple distribution channels and diverse product portfolio, Individual Marketplace offers solutions to a broad consumer base, helping individuals compare, purchase and use health insurance products, tools and information for life.

Benefits Accounts — Benefits Accounts provides employees and retirees with tax-advantaged medical spending and savings accounts including health savings accounts (‘HSA’), health care flexible spending accounts (‘HCFSA’), dependent care flexible spending accounts (‘DCFSA’), limited purpose flexible spending accounts (‘LPFSA’) and health reimbursement arrangements (‘HRA’). Benefits Accounts is an important component of our holistic solutions suite, allowing employers to choose among an array of funding accounts when offering employees and retirees account-based health plans.

Global Outsourcing — Global Outsourcing administers the health, welfare and retirement plans of clients using our proprietary technology, including tools to enable benefit modeling, decision support, enrollment and benefit choice, records management and self-service functions. Drawing on expertise in H&B and Retirement to create high-performing benefit plan designs, we believe we are well-positioned to help clients of all sizes simplify their benefits delivery, while lowering the total costs of benefits and related administration. Our technology also provides trustees and HR teams with timely management information to monitor activity and service levels and reduce administration costs.

With ongoing servicing requirements and multi-year contracts in place, we have high client retention rates. We are the leading administrator among the 200 largest pension plans in the U.K., as well as a leader in Germany.

A significant portion of the revenue in Benefits Delivery & Outsourcing is recurring in nature, driven by either the commissions from the policies we sell, or from long-term service contracts with our clients that typically range from three to five years. Revenue across this business is seasonal and is generally higher in the fourth quarter as it is driven when typical annual enrollment activity occurs.

Risk & Broking

The Risk & Broking (‘R&B’) segment provides a broad range of risk advice, insurance brokerage and consulting services to clients globally, ranging from small businesses to multinational corporations.

The segment comprises two primary businesses: our Corporate Risk & Broking and our Insurance Consulting and Technology businesses.

Corporate Risk & Broking (‘CRB’)

The CRB business places more than $30 billion of premiums into the insurance markets on an annual basis and delivers integrated global solutions tailored to client needs. This is underpinned by data and analytics through a balanced matrix of global lines of business and local Property and Casualty businesses, across three geographical areas: North America, Europe and International. Globally, and across the businesses, our specialized and data-driven approach is underpinned by our risk analytics and climate analytics propositions.

Across all businesses, our experts take an industry-focused approach to risk management and assessment, delivering broader perspectives and data-informed decision making to our clients. Our lines of business include Property and Casualty, Affinity, Risk & Analytics and our specialty global lines of business.

Property and Casualty — Property and Casualty, in each of our geographical areas, provides property and liability insurance brokerage services across a wide range of industries and segments including real estate, healthcare and retail.

Affinity — Through Affinity, we arrange insurance products and services for our affinity client partners to offer to their customers, employees, or members alongside, or in addition to, their principal business offerings.

Risk & Analytics (‘R&A’) — Our R&A offering includes deep expertise on specific client needs. Through the use of holistic analysis, R&A brings value through risk quantification and development of a robust portfolio risk strategy, ultimately delivering a sound financial approach to all clients.

Our specialty global lines of business include:

Aerospace — Aerospace provides specialist expertise to the aerospace and space industries. Our aerospace business provides insurance broking, risk management services, contractual and technical advisory expertise to aerospace clients globally, including the world’s leading airlines, aircraft manufacturers, air cargo handlers and other airport and general aviation companies. The specialist InSpace team is also prominent in providing insurance and risk management services to the space industry.

Construction — Our Construction business provides services that include insurance broking, claims, loss control and specialized risk advice for a wide range of construction projects and activities. Clients include contractors, project owners, public entities, project managers, consultants and financiers, among others.

Global Markets Direct & Facultative — Operating in the major wholesale reinsurance hubs across the globe, including London, Bermuda, Singapore, Hong Kong and Shanghai, solutions are delivered both directly to clients for the most complex property and casualty risks and as facultative reinsurance placements where we serve as an intermediary for insurance companies. Facultative solutions are provided across various classes of risk for our insurer clients, some of which may also be direct clients of WTW. The aim is to deliver optimum results for our clients by getting the right risk to the right market by the right broker, be it local, wholesale or facultative every time.

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

Financial Solutions — Financial Solutions provides insurance broking services and specialized risk advice related to credit and political risk and crisis management, including terrorism, kidnap and ransom and contingency risk. Clients include international banks, leasing companies, commodity traders, export credit agencies and multinational corporations.

Crisis Management — Our global practice delivers crisis management and contingency risk management to multinational clients, providing comprehensive solutions around terrorism, political violence, accident and health, special crime and active assailant.

Surety — The Global Surety team provides expertise in placing bonds across all industries and around the globe. A surety bond is a financial instrument that guarantees contractual performance, statutory compliance, and financial assurance for domestic and international companies.

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

Human Capital

Colleague experience – Our colleague experience is an important differentiating factor for WTW and a key enabler of our grow, simplify and transform strategy. It is designed to provide colleagues with a strong sense of purpose and belonging where everyone is heard and valued, the opportunity to build great connections with people and leaders, meaningful and interesting work, and opportunities to grow and thrive with recognition and reward in return. This means we strive to foster an inclusive environment where everyone can be their authentic self, where we encourage curiosity, innovation and a continuous improvement mindset and an environment where we are bold in our thinking and care about the impact we have.

Our values, vision, purpose, and Colleague Value Proposition (‘CVP’) — we’re Authentic, Curious and Bold, sets the tone for what to expect at WTW. In addition, our ‘grow, simplify and transform’ strategic priorities enhance our focus on how to continually support and improve our colleague experience. We continually build on our CVP through execution of a colleague experience roadmap and a robust portfolio of colleague listening activities to attract, engage and retain the most accomplished and aspiring talent.

Colleagues – Our success depends on our ability to bring to our clients the most accomplished and aspiring talent in the industry. We provide our colleagues with meaningful long-term careers across our base of full-time (the majority), part-time and seasonal/temporary colleagues to meet the specific needs of our various businesses.

The number of employees by segment as of the year ended December 31, 2023 is approximated below:

December 31, 2023
Health, Wealth & Career	24,100
Risk & Broking	14,300
Corporate and Other	9,600
Total Employees	48,000

The number of employees by geography as of the year ended December 31, 2023 is approximated below:

December 31, 2023
North America	15,500
Europe	15,000
International	17,500
Total Employees	48,000

Voluntary turnover excluding TRANZACT employees (rolling 12-month attrition) has continued on a consistent downward trend throughout 2023 (10.8% compared to 15.2% in 2022). This percentage excludes individuals who are hired, but do not commence employment with the Company.

Hiring – Hiring in 2023 stabilized with the favorable reduction in attrition, resulting in a decrease year over year.

•
We have seen a shift in hiring demand from our larger markets (North America, Great Britain and Europe) to our Global Service Delivery Centers (Latin America, Southern Europe and Asia) for Operations and Technology positions, as we continue to prioritize transformational hiring and the right shoring of roles.
•
Hiring into the Early Careers programs remained largely consistent with 2022, with an increased focus on building a diverse pipeline of talent through attraction and development programs that deliver inclusive and diverse undergraduate classes.

Hiring and internal movement statistics, summarized below, consistent with prior years excludes colleagues in TRANZACT as the volumes are material and fluctuate significantly in light of the nature of hiring in that business, which is materially dependent on seasonal colleagues:

•
Hires exceeded 8,100, a decrease of 16% as compared to 2022, attributable to a favorable reduction in global attrition, and the higher-than-typical hiring volumes in 2022.
•
Promotions and direct appointments into new roles brought additional opportunities for career growth and advancement and contributed to the improvement of female representation in senior leadership.
•
We continue to have a strong rate of alumni returning to WTW, with rehires representing 6% of total hires in 2023 compared to 5% in 2022.

Inclusion and Diversity (‘I&D’) – We believe that when our individual talents are combined, we unlock our collective potential. We further believe that we are better together because each of us is different. We are taking action that we expect will have the effect of increasing representation and overall diversity throughout our talent pipeline, as reflected in the three focus areas of our ongoing multiyear I&D strategy:

•
Attract and hire to grow our talent pipeline of colleagues from diverse communities.
•
Develop and promote in an inclusive and thoughtful manner, with the aspiration of increasing the overall diversity in business leadership.
•
Promote an inclusive culture that respects each other’s differences and celebrates what is unique about each of us.

At December 31, 2023, we had the following global female representation, and in the U.S. where we have the most complete data, we had the following ethnic and racial diversity representation:

Colleague Group	All Colleagues	Senior Leadership (ii)
Female (global)	55.0%	32.5% (iii)
Ethnic and racial diversity (U.S. only)
Asian	6.7%	5.6%
Black	15.2%	1.6%
Hispanic	9.1%	2.8%
Other non-white (i)	3.2%	1.5%
Total	34.2%	11.5% (iv)

(i)
Other non-white includes American Indian, Native Hawaiian or other Pacific Islander and two or more races.
(ii)
Senior leadership represents about 4% of our colleagues and includes those with titles of Managing and Senior Directors.
(iii)
This figure was 31.0% at December 31, 2022
(iv)
This figure was 8.7% at December 31, 2022

Our commitment to diversity is also demonstrated by the range of diversity represented on our board, which reflects diversity of gender, ethnicity and nationality, and varied backgrounds and skill sets. As of December 31, 2023, 40% of directors identify as female, 10% as LGBT+ and 10% as Black. In addition, 75% of our board committee chairs are female and 50% identify as Black or LGBT+. Further, 60% of our directors have non-US citizenship.

Additionally, I&D aspirational priorities are included in our executive officers’ overall individual performance objectives and individual efforts are considered as one factor in the determination of their short-term incentive awards. Each year our leaders cascade

I&D aspirational priorities throughout the organization, and we continue to reinforce objective and fair processes that aim to mitigate bias in our talent programs and hiring practices. Examples of key activities include:

•
Our global I&D council, sponsored by our Chief Executive Officer and Chief Human Resources Officer, sets the goals for our global I&D initiatives. It is supported by regional councils that provide local perspectives and help to translate our global priorities into actions within each region.
•
We have I&D processes and learning curriculums in place that are intended to ensure progression of our I&D priorities and create an inclusive culture that fosters and promotes diversity.
•
Our inclusion networks are designed to engage our talent and better connect us to each other, our clients, and the communities in which we work and live. Current inclusion networks include: Gender Equity, LGBT+, Multicultural, Workability (Asia, North America, the U.K.), Early Careers Professionals (Asia, the U.K., Western Europe), Veterans (North America) and Caregivers (U.K.).

Total rewards – We invest significant resources in our most important asset, our colleagues, and having the right total rewards programs to support our colleague experience is an important part of our commitment to being the best company we can be. We offer market competitive arrangements in aggregate, aligned to a pay-for-performance culture that delivers optimized value to WTW for the benefit of all our stakeholders, and alongside our colleague experience, positions WTW as a magnet for the most accomplished and aspiring talent in the industry.

Our total rewards comprise a wide array of programs, including pay, benefits, wellbeing, time off, career development opportunities and other aspects of the work environment. At its core, our total rewards programs are designed to:

•
Attract and retain talent in the local marketplace;
•
Improve colleague performance and engagement;
•
Promote an inclusive and diverse working environment and workforce; and
•
Allow for meaningful choice, where appropriate, to address individual needs.

At WTW, we continually assess our total rewards strategy, seeking to understand colleague preferences to ensure we are investing in rewards that provide the greatest return. Insights gathered from colleague listening inform focus areas and adjustments that align with our grow, simplify, and transform strategic priorities and colleague experience — ensuring we are offering the right mix of meaningful and competitive programs now and in the future to deliver our growth strategy.

Work Styles – We have a flexible and adaptable approach to where colleagues work, aligned to the distinct needs of our businesses and leveraging three distinct working solutions: office-based, hybrid and remote. This framework has flexibility at its core and is based on the principle that the work itself drives where and how the work gets done. In-office interactions are encouraged for all colleagues, with some moving to more frequent and regular in-person collaboration, including minimum in-office requirements in some areas of our business. As we continue to grow, simplify, and transform, WTW Work Styles continues to be a key differentiator for us in the market and is an important part of our ongoing strategy to attract, engage and retain top talent.

The failure to successfully attract and retain qualified personnel could materially adversely affect our results of operations and prospects. For more information see Part I, Item 1A Risk Factors of this Annual Report on Form 10-K.

Competition

We face competition in all fields in which we operate, based on factors including global capability, product breadth, innovation, quality of service and price. We compete with companies such as Aon plc, Arthur J. Gallagher & Co., Brown & Brown Inc., Cognizant Technology Solutions Corporation, Marsh & McLennan Companies, Inc. (‘Marsh & McLennan’) and Robert Half International Inc., as well as with numerous specialty, regional and local firms.

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

Our major competitors in the insurance consulting and software industry include Milliman, Oliver Wyman (a Marsh & McLennan company), the big four accounting firms (Deloitte LLP, Ernst & Young, PricewaterhouseCoopers, and KPMG), and SunGard. Aon plc, Buck Consultants (an HIG Capital Company), Connextions (a United Healthcare company), Mercer (a Marsh & McLennan company), Automatic Data Processing and Fidelity are among our largest competitors in the insurance exchange industry. With the implementation of the Patient Protection and Affordable Care Act, we also compete with the public exchanges currently run by the U.S. federal, and state governments. We also compete with providers of account-based health plans and consumer-directed benefits such as WageWorks and HealthEquity.

The market for our services is subject to change as a result of economic, regulatory and legislative changes, technological developments, and increased competition from established and new competitors. Regulatory and legislative actions, along with continuously evolving technological developments, will likely have the greatest impact on the overall market for our exchange products. See Part I, Item 1A Risk Factors – ‘Our business will be negatively affected if we are not able to anticipate and keep pace with rapid changes in government laws or regulations, or if government laws or regulations decrease the need for our services, increase our costs or limit our compensation’ and related risk factors for a description of legal, non-financial/-regulatory and compliance risks to the Company.

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

Regulation

Our business activities are subject to legal requirements and governmental and quasi-governmental regulatory supervision in all countries in which we operate. Also, such regulations may require individual or company licensing to conduct our business activities. While these requirements may vary from location to location, they are generally designed to protect our clients by establishing minimum standards of conduct and practice, particularly regarding the provision of advice and product information, as well as financial criteria. We are also subject to data privacy regulations that apply to health, medical, financial and other types of personal information belonging to our employees, clients and their employees and other third parties across most jurisdictions, including, among others, the E.U. and U.K. General Data Protection Regulations, the Personal Information Protection Law (‘PIPL’) in China and privacy legislation in certain U.S. states, including the California Privacy Rights Act (‘CPRA’). Sustainable investing and environmental, social and governance initiatives continue to be the focus of increased regulatory scrutiny across jurisdictions, with emerging regulation of greenhouse gas emissions and disclosures of their impact on the climate, including in the state of California, proposed rules of the U.S. Securities and Exchange Commission, the Corporate Sustainability Reporting Directive and other regulations across the E.U. Across many jurisdictions we are subject to various financial crime laws and regulations through our activities, activities of associated persons, the products and services we provide and our business and client relationships. Such laws and regulations relate to, among other areas, sanctions and export control, anti-bribery, anti-corruption, anti-money-laundering and counter-terrorist financing. Similarly, we are subject in many jurisdictions to antitrust laws, which are designed to promote robust competition in the markets in which we participate.

Our most significant regulatory regions are further described below:

United States

Our activities in connection with insurance brokerage services within the U.S. are subject to regulation and supervision by state authorities. Although the scope of regulation and form of supervision may vary from state to state, insurance laws in the United States are often complex and generally grant broad discretion to supervisory authorities in adopting regulations and supervising regulated activities. That supervision generally includes the licensing of insurance brokers and agents and the regulation of the handling and investment of client funds held in a fiduciary capacity. Our continuing ability to provide insurance brokerage in the states in which we currently operate is dependent upon our compliance with the rules and regulations promulgated by the regulatory authorities in each of these states. Additionally, some of our private exchange activities, including our TRANZACT business which focuses on direct-to-consumer Medicare policy sales, are overseen by the Centers for Medicare & Medicaid Services (‘CMS’), which is part of the U.S. Department of Health and Human Services. See Part I, Item 1A Risk Factors under the heading ‘Our business will be negatively affected if we are not able to anticipate and keep pace with rapid changes in government laws or regulations, or if government laws or regulations decrease the need for our services, increase our costs or limit our compensation’ for a description of the risks related to our private exchange activities.

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

Furthermore, as a result of Brexit, the WTW Brexit broking solution (the U.K. branch of Willis Towers Watson SA/NV) was required to seek authorization from the FCA as a third country branch. Full authorization was granted by the FCA on September 29, 2023 following completion of the application process. As a result of full FCA authorization, the branch is no longer operating under the FCA’s Temporary Permissions Regime. The branch is therefore subject to requirements in key areas such as SMCR and continues to be subject, in addition, to the supervisory oversight of the Belgian Financial Services & Markets Authority.

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

Other

All companies carrying on similar activities discussed above in a given jurisdiction are subject to regulations which are not dissimilar to the requirements for our operations in the U.S. and U.K. We do not consider these regulatory requirements as adversely affecting our competitive position.

Our failure, or that of our employees, to satisfy the regulatory compliance requirements or the legal requirements governing our activities, can result in disciplinary action, fines, reputational damage and financial harm.

See Part I, Item 1A Risk Factors, for an analysis of how actions by regulatory authorities or changes in legislation and regulation as well as compliance with evolving laws, including with respect to data privacy and cybersecurity, in the jurisdictions in which we operate may have an adverse effect on our business.

Information about Executive Officers of the Registrant

The executive officers of the Company as of February 22, 2024 were as follows:

Kristy D. Banas (age 52) - Ms. Banas has served as Chief Human Resources Officer since August 16, 2021, and also oversees marketing and communication functions. She served as the Senior Director, Global Talent Advisor for Human Capital & Benefits from March 2019 to August 2021 and as Senior Director and Head of Global Total Rewards, HR Integration and the HR Business Office from November 2016 to March 2019. From January 2016 to November 2016, Ms. Banas served as Senior Director and Global HR Leader, WTW Operations and Technology. From July 2011 to January 2016, Ms. Banas served as Senior Vice President, Global HR Director for WTW Corporate Functions, and was the Executive HR Sponsor for Global Operations Improvement. Ms. Banas was Vice President and Global HR Partner with XL Capital / XL Global Services / XL Insurance from November 2001 to June 2011. Ms. Banas has a BS in Business Management from Fairfield University and a partial MS in Human Resource Management from the University of Connecticut.

Alexis Faber (age 46) - Ms. Faber has served as Chief Operating Officer at WTW since August 30, 2021. Previously, she served as Chief Operating Officer for Corporate Risk & Broking from March 2018 to August 2021. Prior to that, Ms. Faber served as Global Head of Financial Lines since January 2016, Head of FINEX for North America since April 2014, Risk Control and Claim Advocacy Practice Leader for North America since July 2012, Chief Operating Officer for Willis North America since August 2009 and as Chief Operating Officer for the Executive Risks practice since September 2006. Prior to that, Ms. Faber served as Regional Finance Officer for North America since July 2004, and as Financial and Operations Controller for Global Specialties, North America since August 2003. Before joining WTW, Ms. Faber worked in investment banking at Schroder Salomon Smith Barney and at Citigroup. Ms. Faber holds a bachelor’s degree in economics from Williams College and an M.B.A from Columbia Business School.

Matthew S. Furman (age 54) - Mr. Furman has served as General Counsel at WTW since January 4, 2016. Previously, Mr. Furman served as Executive Vice President and Group General Counsel at Willis Group Holdings, where he was a member of the Operating Committee since April 2015. From 2007 until March 2015, Mr. Furman was Senior Vice President, Group General Counsel-Corporate and Governance, and Corporate Secretary for The Travelers Companies, Inc. From 2000 until 2007, Mr. Furman was an attorney at Goldman, Sachs & Co. in New York, where he was Vice President and Associate General Counsel in the finance and corporate legal group. Prior to that, he was in private practice, with almost six years’ experience at Simpson Thacher & Bartlett in New York. Mr. Furman also serves as a Trustee of the Jewish Theological Seminary and a Director of the Legal Aid Society. He previously served as a member of the U.S. Securities and Exchange Commission’s Investor Advisory Committee, where he served on the Executive

Committee and chaired the Market Structure Subcommittee. He holds a bachelor’s degree magna cum laude from Brown University and a law degree magna cum laude from Harvard Law School.

Adam L. Garrard (age 58) - Mr. Garrard has served as Head of Risk and Broking since January 1, 2022. In the third quarter of 2024, Mr. Garrard will assume the role of chairman, Risk and Broking. Previously, Mr. Garrard served as Head of Corporate Risk and Broking, and International since August 14, 2019 and, prior to that, as Head of International at WTW since January 4, 2016. Previously, Mr. Garrard served as Chief Executive Officer for Willis Group Holdings in Asia since September 2012. Prior to that, Mr. Garrard served as Chief Executive Officer for Willis in Europe since January 2009, Chief Executive Officer for Willis in Australasia since May 2005 and Chief Executive Officer for Asia since January 2002. Mr. Garrard has resided in Singapore, Shanghai, Sydney and London while undertaking his Chief Executive Officer roles. Prior to joining WTW in 1994, Mr. Garrard started his insurance career at SBJ Stephenson Insurance Brokers in 1992 as a graduate trainee. He holds a bachelor’s degree in business administration from De Montfort University.

Julie J. Gebauer (age 62) - Ms. Gebauer has served as Head of Health, Wealth and Career at WTW since January 1, 2022. Previously, Ms. Gebauer served as Head of Human Capital & Benefits at WTW since January 4, 2016 and, prior to that, as Managing Director of Towers Watson’s Talent and Rewards business segment since January 1, 2010. Beginning in 2002, Ms. Gebauer served as a Managing Director of Towers Perrin and led Towers Perrin’s global Workforce Effectiveness practice and the global Towers Perrin-International Survey Research Corporation line of business. Ms. Gebauer was a member of Towers Perrin’s board of directors from 2003 through 2006. She joined Towers Perrin in 1986 as a consultant and held several leadership positions at Towers Perrin, serving as the Managing Principal for the New York office from 1999 to 2001 and the U.S. East Region Leader for the Human Capital Group from 2002 to 2006. Ms. Gebauer is a Fellow of the Society of Actuaries. Ms. Gebauer graduated Phi Beta Kappa and with high distinction from the University of Nebraska-Lincoln with a bachelor’s degree in mathematics and was designated a Chancellor’s Scholar.

Carl A. Hess (age 62) - Mr. Hess has served as Chief Executive Officer at WTW since January 1, 2022 and, prior to that, served as President since August 16, 2021. Mr. Hess was formerly Head of Investment, Risk and Reinsurance from October 27, 2016 to August 16, 2021. Previously, Mr. Hess served as the Co-Head of North America at WTW since January 4, 2016. Prior to that, Mr. Hess served as Managing Director, The Americas of Towers Watson since February 1, 2014, and before that, he served as the Managing Director of Towers Watson’s Investment business since January 1, 2010. Before his service at Towers Watson, Mr. Hess worked in a variety of roles for over 20 years at Watson Wyatt, lastly as Global Practice Director of Watson Wyatt’s Investment business. Mr. Hess is a Fellow of the Society of Actuaries and the Conference of Consulting Actuaries and a Chartered Enterprise Risk Analyst. He has a bachelor’s degree cum laude in logic and language from Yale University.

Andrew J. Krasner (age 48) - Mr. Krasner has served as Chief Financial Officer at WTW since September 7, 2021. From February 2021 to August 2021, Mr. Krasner served as Chief Financial Officer for Assured Partners. From June 2018 to January 2021, Mr. Krasner was Global Treasurer and Head of M&A of WTW, and from 2012 to June 2018, was Head of M&A, responsible for the M&A, joint venture, divestiture, and strategic investment activity. Mr. Krasner started with Legacy Willis in June 2009 as Senior Vice President, working on the client side with Willis Capital Markets & Advisory between June 2009 to June 2012. Prior to joining WTW, Mr. Krasner was a Principal with Banc of America Securities from October 2003 to June 2009, an Associate with Deutsche Bank from July 2002 to October 2003 and a Senior Associate with PricewaterhouseCoopers from August 1997 to August 2000. Mr. Krasner has a B.S. degree in applied economics and business management and an M.B.A. with distinction from Cornell University. He is also a Certified Public Accountant.

Anne Pullum (age 41) - Ms. Pullum has served as Head of Europe at WTW since August 30, 2021 and, prior to that, as Head of Western Europe from May 31, 2019 to August 30, 2021. Previously, she served as the Chief Administrative Officer and Head of Strategy and Innovation since October 27, 2016. Beginning on January 4, 2016, Ms. Pullum served as WTW’s Head of Strategy, where she has played a key role in determining the Company’s strategy and worked across all business segments and functional areas. Previously, Ms. Pullum served as the Head of Strategy for Willis Group since May 2014. Before joining Willis, Ms. Pullum worked at McKinsey & Company, where she served financial services and natural resource clients since October 2010. Prior to that, Ms. Pullum conducted economic research at Greenspan Associates in Washington, D.C. and served as an analyst in the Goldman Sachs Equities Division in London. Ms. Pullum holds an M.B.A. from INSEAD and a bachelor’s degree in international economics from Georgetown University’s School of Foreign Service.

Imran Qureshi (age 53) - Mr. Qureshi has served as Head of North America at WTW since August 30, 2021. Prior to that, he served as the Co-Leader, U.S. from February 2017 to August 30, 2021. He also chaired the North American Inclusion & Diversity Council during this time. He served as Region Leader, U.S. Midwest from February 2017 to October 2019, and was Market Leader, Greater Chicago and Wisconsin from February 2016 to February 2017. Mr. Qureshi was Managing Consultant of the Chicago office from January 2013 to January 2016, and has been with WTW in other roles since March 1999. Mr. Qureshi is currently a board director at Smithbucklin and The Executives' Club of Chicago. Previously, he was the board chair of the Human Resources Management Association of Chicago, and he served on the M&A Faculty of WorldatWork where he taught M&A and taught the International

Benefits Course for the International Foundation of Employee Benefit Plans. In 2004, Mr. Qureshi was honored by Business Insurance magazine as one of “40 Under 40 People to Watch” in the commercial insurance and risk/benefits management services industries. He also has lectured on governance and globalization at The Kellogg School of Management at Northwestern University and The University of Chicago Booth School of Business. Mr. Qureshi holds a bachelor’s degree in pure mathematics and statistics with honors from the University of Manchester in the U.K. and has an actuarial background.

Pamela Thomson-Hall (age 55) - Ms. Thomson-Hall has served as the Head of International at WTW since August 30, 2021. Previously, she served as Head of CEEMEA since July 2018, Managing Director of International since January 2017 and Chief of Staff of International since January 2016. Prior to that, Ms. Thomson-Hall served as Program Director for business integration since September 2014 and before that, as General Counsel of International since April 1999. Prior to joining WTW, Ms. Thomson-Hall worked as a solicitor for Clyde & Co and DLA Piper. Ms. Thomson-Hall holds an LLB from the University College London and completed her LPC at the College of Law.

Board of Directors

A list of the members of the board of directors of the Company as of this date of this Annual Report on Form 10-K and their principal occupations are provided below:

Carl Hess	Dame Inga Beale	Fumbi Chima
Chief Executive Officer	Former Chief Executive Officer of Lloyd’s of London	Former Executive Vice President and Chief Information Officer of Boeing Employees’ Credit Union

Stephen Chipman	Michael Hammond	Jacqueline Hunt
Former Chief Executive Officer of Grant Thornton LLP	Former Chief Executive Officer and Chair, Lockton International Holdings Ltd.	Former Chief Executive Officer of Prudential UK, Europe and Africa

Paul Reilly	Michelle Swanback	Paul Thomas
Chief Executive Officer and Chair of Raymond James Financial	Chief Executive Officer, TTEC Engage, and President of TTEC Holdings, Inc.	Former Chief Executive Officer of Reynolds Packaging Group

Fredric Tomczyk
Chief Executive Officer of Cboe Global Markets, Inc.

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
•
We may not be able to fully realize the anticipated benefits of our growth strategy or our expected product, service, and transaction pipelines.
•
Our ability to successfully manage ongoing organizational changes could impact our business results, where the level of costs and/or disruption may be significant and change over time, and the benefits may be less than we originally expect.
•
Our growth strategy depends, in part, on our ability to make acquisitions or grow our business organically. We face risks when we acquire or divest businesses, and we could have difficulty in acquiring, integrating or managing acquired businesses, or with effecting internal reorganizations, all of which could harm our business, financial condition, results of operations or reputation.
•
The sale of Willis Re to Gallagher, including transitional arrangements, creates incremental business, operational, regulatory and reputational risks.
•
Our business performance and growth plans could be negatively affected if we are not able to develop and implement improvements in technology and effectively apply technology, data and analytics to drive value for our clients through technology-based solutions or gain internal efficiencies through the effective application of technology, analytics and related tools.

Business Environment Risks

•
Macroeconomic trends, including inflation, changes in interest rates and trade policies, as well as political events, trade and other international disputes, war, terrorism, natural disasters, public health issues and other business interruptions, can adversely affect our business, results of operations or financial condition.
•
Demand for our services could decrease for various reasons, including a general economic downturn, increased competition, or a decline in a client’s or an industry’s financial condition or prospects, all of which could substantially and negatively affect us.
•
Our business, financial condition, results of operations, and long-term goals may continue to be adversely affected, possibly materially, by negative impacts on the global economy and capital markets resulting from wars or any other geopolitical tensions.
•
Damage to our business, including to our reputation arising from, among other things, the failure of third parties on whom we rely to perform services or maintain positive public perceptions, could adversely affect our business, operations and results.
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

Intellectual Property, Technology, Cybersecurity and Data Protection Risks

•
Data and cybersecurity breaches or improper disclosure of confidential company or personal data could result in material financial loss, regulatory actions, reputational harm, and/or legal liability.
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
•
Our business will be negatively affected if we are not able to anticipate and keep pace with rapid changes in government laws or regulations, or if government laws or regulations decrease the need for our services, increase our costs or limit our compensation.
•
Our compliance systems and controls cannot guarantee that we comply with all applicable federal and state or foreign laws and regulations, and actions by regulatory authorities or changes in applicable laws and regulations in the jurisdictions in which we operate could impact our operations or have an adverse effect on our business.
•
Allegations of conflicts of interest or anti-competitive behavior, including in connection with accepting market derived income (‘MDI’), may have a material adverse effect on our business, financial condition, results of operation or reputation.
•
Changes and developments in the health insurance system in the United States could harm our business.
•
Our global operations expose us to increasing, and sometimes conflicting, legal and regulatory requirements in environmental, social and governance (‘ESG’) matters, and violation of these regulations could harm our business.
•
Increasing scrutiny and changing expectations from investors, clients and our colleagues with respect to our ESG practices can impose additional costs on us or expose us to reputational or other risks.
•
The economic, regulatory and political impact of the United Kingdom’s exit from the European Union, which occurred on January 31, 2020, could adversely affect us.

Financial and Related Regulatory Risks

•
We have material pension liabilities that can fluctuate significantly and adversely affect our financial position or net income or result in other financial impacts.
•
Our outstanding debt could adversely affect our cash flows and financial flexibility, and we may not be able to obtain financing on favorable terms or at all.
•
A downgrade to our corporate credit rating, the credit ratings of our outstanding debt or other market speculation may adversely affect our borrowing costs and financial flexibility and, under certain circumstances, may require us to offer to buy back some of our outstanding debt.
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

RISK FACTORS

Our financial performance, including our business results, financial condition, result of operations, cash flows and price of our ordinary shares, is subject to various risks and uncertainties, including as described in this Item 1A of Part I of our Annual Report on Form 10-K. In addition to the factors discussed elsewhere in this Annual Report on Form 10-K, the following are some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements. These risk factors should be carefully considered in evaluating our business. The descriptions below are not the only risks and uncertainties that we face. Additional risks and uncertainties that are presently unknown to us could also impair our business operations, financial condition or results. If any of the risks and uncertainties below or other risks were to occur, our business operations, financial condition or results of operations could be materially and adversely impacted. Risks in this section are grouped into categories; the headings of these categories are inserted for convenience of reference only and are not intended to be a part of or to affect the meaning or interpretation of any of the risk factors described herein. Many risks affect more than one category, and the risks are not in order of significance or probability of occurrence solely because they have been grouped by categories. With respect to the tax-related consequences of acquisition, ownership, and disposal of ordinary shares, you should consult with your own tax advisors.

Strategic and Operational Transformation Risks

Our success largely depends on our ability to achieve our global business strategy as it evolves, and our results of operations and financial condition could suffer if the Company were unable to successfully establish and execute on its strategy and generate anticipated revenue growth and cost savings and efficiencies.

Our future growth, profitability, and cash flows largely depend upon our ability to successfully establish and execute our global business strategy. As discussed under Item 1, ‘Business - Business Strategy’, we seek to be an advisory, broking and solutions provider of choice through an integrated global platform. While we have confidence that our strategic plan reflects opportunities that are appropriate and achievable, there is a possibility that our strategy may not deliver projected long-term growth in revenue and profitability due to inadequate execution, incorrect assumptions, global or local economic conditions, competition, changes in the industries in which we operate, sub-optimal resource allocation or any of the other risks described in this ‘Risk Factors’ section. In addition, our strategy continues to evolve, and it is possible that we will be unable to successfully execute the associated strategy changes, due to factors discussed above or elsewhere in this ‘Risk Factors’ section. In pursuit of our growth strategy, we may also invest significant time and resources into new product or service offerings, as well as investments in technology and infrastructure to support these offerings, and there is the possibility that we may not realize our expected return on these offerings or that these offerings may fail to yield sufficient return to cover the cost of investment. The failure to continually develop and execute optimally on our global business strategy could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to fully realize the anticipated benefits of our growth strategy or our expected product, service, and transaction pipelines.

We have stated certain financial goals through the end of fiscal 2024, including with respect to our cash flows, our growth and margin targets, and our share repurchases. We have stated, and may in the future state, other goals for 2024 or future periods. Our initiatives aiming to implement our targets and future financial objectives pose potential operational risks and may result in distraction of management and colleagues. We cannot be certain whether we will be able to realize benefits from current revenue-generating or cost-saving initiatives, including our Transformation program, and ultimately realize our strategic objectives. In addition, costs necessary to realize the savings benefits of such initiatives may be greater, or require more time, than originally projected. There can be no assurance that our actual results will meet our stated financial goals.

In addition, our pipeline estimates may prove to be unreliable either in a particular quarter or over a longer period of time. Should we be unable to succeed in our initiatives to drive growth and achieve our stated financial targets, we may have to delay, scale back or discontinue the development, deployment and commercialization of our products or services or delay our efforts to expand our transaction pipeline. As a result, our ability to deliver continued sustainable and profitable growth may be negatively impacted and financial performance across our segments and geographies may be adversely affected.

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

Our growth strategy depends, in part, on our ability to make acquisitions or grow our business organically. We face risks when we acquire or divest businesses, and we could have difficulty in acquiring, integrating or managing acquired businesses, or with effecting internal reorganizations, all of which could harm our business, financial condition, results of operations or reputation.

Our growth depends in part on our ability to make acquisitions and grow organically. We may not be successful in identifying appropriate acquisition and disposition candidates or consummating acquisitions on terms acceptable or favorable to us. We also face additional risks related to acquisitions, including the ability to negotiate transactions on favorable terms, the ability to secure regulatory approval of transactions where required, the ability to successfully integrate them into our existing businesses and culture, and the potential that any acquired business could significantly underperform relative to our expectations. In addition, we may not repurchase as many of our outstanding shares as anticipated due to our acquisition activity or investment opportunities, as well as other market or business conditions. If we are unable to identify and successfully make, integrate and manage acquisitions, our business could be materially adversely affected. In addition, we face risks related to divesting businesses, including that we may not receive adequate consideration in return for the divested business, we may continue to be subject to the liabilities of the divested business after its divestiture (including with respect to work we might have performed on behalf of the divested business), and we may not be able to reduce overhead or redeploy assets or retain colleagues after the divestiture closes. For example, we completed the divestiture of the Willis Re business to Gallagher in 2022 which gives rise to such risks including those risks associated with managing transition arrangements.

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

Beyond inorganic acquisition activity, we may further our organic growth strategy by entering into lines of business or by offering new products and services within existing lines of business. These lines of business, products and services present us with additional risks, particularly in instances where the markets are heavily regulated, meaningfully competitive with high bars to entry, or new or not fully developed. Such risks include the investment of significant time and resources; the possibility that these efforts will not be successful and could result in reputational damage to us; the possibility that the marketplace does not accept our products or services or that we are unable to retain clients that adopt our new products or services; and the risk of new or additional liabilities associated with these efforts, including potential E&O or other claims. In addition, many of the businesses that we acquire and develop will likely have significantly smaller scales of operations prior to the implementation of our growth strategy. External factors, such as compliance with new or revised regulations, competitive alternatives and shifting market preferences may also impact the successful implementation of a line of business, product or service.

We may be unable to effectively integrate an acquired business into our organization and may not succeed in managing such acquired businesses or the larger company that results from such acquisitions. The process of integrating an acquired business may subject us to a number of risks, including, without limitation, an inability to retain the management, key personnel and other colleagues of the acquired business; an inability to establish uniform standards, controls, systems, procedures and policies or to achieve anticipated savings; and exposure to legal claims or regulatory censure for activities of the acquired business prior to acquisition.

With respect to any such acquisition transactions, we face the risk related to the potential impacts of the transaction and integration on relationships, including with colleagues, correspondents, suppliers, clients and competitors, as well as the risk related to contingent liabilities (including litigation) potentially creating material liabilities for the Company. The following risks, in addition to those described above, may also adversely affect our ability to successfully implement and integrate these acquisitions: material changes in U.S. and foreign jurisdiction regulations (including those related to the healthcare system and Medicare and insurance brokerage, pension advisory, and investment services); changes in general economic, business and political conditions in relevant markets, including changes in the financial markets; significant competition in the marketplace; and compliance with extensive and evolving government regulations in the U.S. and in foreign jurisdictions.

If acquisitions or entry into businesses, products or services are not successfully integrated and the intended benefits of the acquisitions or business developments are not achieved, our business, financial condition and results of operations could be materially adversely affected, as well as our professional reputation. We also own an interest in a number of associates and companies where we do not exercise management control and we are therefore limited in our ability to direct or manage the business to realize the anticipated benefits that we could achieve if we had full ownership.

The sale of Willis Re to Gallagher, including transitional arrangements, creates incremental business, operational, regulatory and reputational risks.

The completion of the agreed-upon transaction to sell our Willis Re business to Gallagher, which has occurred in all jurisdictions globally, entails important risks, including, among others: the risk that the post-closing transition arrangements, which are complex, may impose costs or liabilities or may give rise to errors in execution, be distracting to our management, or cause disruption to our business or our relationships with clients, colleagues, suppliers, regulators, competitors, and other third parties; the risk that the triggers for the potential earnout payment may not be met; the risk that transaction and/or transition costs may be greater than expected, including as a result of the complexity of the transition arrangements in domestic and international jurisdictions across the globe; the risk that litigation associated with the Gallagher transaction or with contingent liabilities we have retained, if any, may arise; and other risks in this Annual Report on Form 10-K and in our other SEC filings.

Our business performance and growth plans could be negatively affected if we are not able to develop and implement improvements in technology and effectively apply technology, data and analytics to drive value for our clients through technology-based solutions or gain internal efficiencies through the effective application of technology, analytics and related tools.

Our success depends, in part, on our ability to develop and implement technology, data and analytic solutions that anticipate, lead, or keep pace with rapid and continuing changes in technology both for internal operations and for maintaining industry standards and meeting client preferences. We may not be successful in anticipating or responding to these developments in a timely and cost-effective manner or in attracting and maintaining personnel with the necessary skills in this area. Additionally, our ideas may not lead to the desired internal efficiencies or be accepted in the marketplace. In addition, we may not be able to implement technology-based solutions as quickly as desired if, for example, greater resources are required than originally expected or resources are otherwise needed elsewhere. The effort to gain technological and data expertise and develop new technologies or analytic techniques in our business requires us to incur significant cost and attract qualified technical talent who are in high demand. Our competitors are seeking to develop competing or new technologies, and their success in this space may impact our ability to differentiate our services to our clients through the use of unique technological solutions. For example, incorporating artificial intelligence into certain product offerings may become more important in our operations over time. If we fail to keep pace with rapidly evolving artificial intelligence technological developments, our competitive position and business results may be negatively impacted. In certain cases, we may decide, based on perceived business needs, to make investments that may be greater than we currently anticipate. If we cannot offer new technologies or data and analytic services or solutions as quickly or effectively as our competitors, or if our competitors develop more cost-effective technologies or analytic tools, it could have a material adverse effect on our ability to obtain and complete client engagements.

We depend on our technology systems for conducting business, as well as for providing the data and analytics we use to manage our business. As a result, our business success is dependent on maintaining the effectiveness of existing technology systems and on continuing to develop and enhance technology systems that support our business processes and strategic initiatives in a cost- and resource-efficient manner, particularly as our business processes become more digital.

We have a number of strategic initiatives involving investments in technology and infrastructure to support our own systems as well as partnerships with technology companies as part of our Transformation program and as a subset of our overall growth strategy. These investments may be costly and require significant capital expenditures and/or may not be profitable or may be less profitable than what we have experienced historically. In addition, investments in technology systems may not deliver the benefits or perform as expected or may be replaced or become obsolete more quickly than expected, which could result in operational difficulties or additional costs. If we do not keep up with technological changes or execute effectively on our strategic initiatives, our business and results of operations could be adversely impacted.

As part of our efforts to enhance our technological capabilities, from time to time, we may utilize artificial intelligence, machine learning, data analytics, and similar tools that collect, aggregate and analyze data (collectively, ‘Data Tools’). There are significant risks involved in utilizing Data Tools and no assurance can be provided that the usage of such Data Tools will enhance our business or assist us in being more efficient or profitable. While Data Tools may improve the efficiency of data analytics and reduce certain costs, there is no assurance that the expenses related to Data Tools directly or indirectly borne by us will outweigh such reduced investment costs or outweigh such risks. In addition, the use of Data Tools may enhance cybersecurity risks and operational and technological risks. The technologies underlying Data Tools and their use cases are rapidly developing, and remain subject to existing laws, including privacy, consumer protection and federal equal opportunity laws. As a result, it is not possible to predict all of the legal, operational or technological risks related to the use of Data Tools. Moreover, Data Tools are the subject of evolving review by various regulatory agencies, including the SEC and the U.S. Federal Trade Commission, and changes in the regulation of the use of Data Tools may adversely affect our ability to use them in a manner that is cost- and resource-effective. For further discussion of risks relating to these technology systems, please see ‘Data and cybersecurity breaches or improper disclosure of confidential company or personal data could result in material financial loss, regulatory actions, reputational harm, and/or legal liability’ below.

Business Environment Risks

Macroeconomic trends, including inflation, changes in interest rates and trade policies, as well as political events, trade and other international disputes, war, terrorism, natural disasters, public health issues and other business interruptions, can adversely affect our business, results of operations or financial condition.

Global economic events and other factors, such as accommodative monetary and fiscal policy and the impacts of the COVID-19 pandemic, have contributed to significant inflation in many of the markets in which we operate. In particular, recently inflation in the United States, Europe and other geographies had risen to levels not experienced in recent decades and we have and may see its impact on various aspects of our business, which in some cases have, or could in the future, negatively affect our business and financial condition. In order to combat inflation and restore price stability, a number of central banks around the world have raised interest rates and may continue to do so in 2024. Increased inflation and the fluctuation of interest rates may hinder the economic growth in a number of markets where we do business, and has had, and may continue to have, far-reaching effects on the global economy. Weakness in the economy and the possibility of a global recession has had, and may continue to have, a negative effect on our business and financial condition, including on the value of our ordinary shares.

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

Major public health issues, including the COVID-19 pandemic, have adversely affected, and could in the future materially adversely affect our business, results of operations or financial condition. The COVID-19 pandemic disrupted certain aspects of our business and the businesses of our clients, third-party vendors, business partners and others, in every geography in which we operate and the ultimate extent of its impact on us, how we operate and our results, will depend on future developments that we are unable to predict. Public health issues could continue to disrupt, possibly materially, our business operations and services that we provide or impact our business operations and results in the future.

Additionally, U.S. and global markets are affected by geopolitical conflict in highly unpredictable ways and are currently experiencing volatility and disruption as a result of the war between Russia and Ukraine and the Israel-Hamas war. These ongoing wars and other geopolitical conflicts could lead to further market disruptions and could have a material adverse effect on our business, prospects, financial condition, and operating results as further discussed in ‘Our business, financial condition, results of operations, and long-term goals may continue to be adversely affected, possibly materially, by negative impacts on the global economy and capital markets resulting from wars or any other geopolitical tensions’ below.

Further, the continued slowdown in the global economy, including a recession, or in a particular region or industry, inflation or a tightening of the credit markets could negatively impact our business, financial condition and liquidity, including our ability to continue to access preferred sources of liquidity when we would like, and our borrowing costs could increase. In particular, further tightening of the credit markets could limit our ability to obtain external financing to fund our operations and capital expenditures, if and when needed. In addition, we could experience losses on our holdings of cash and investments due to failures of financial institutions and other parties. Thus, a deterioration or prolonged period of negative or stagnant macroeconomic conditions in the U.S. and globally could adversely affect our business, results of operations or financial condition.

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

Our results of operations are affected directly by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets that they serve. For example, any changes in U.S. trade policy (including any increases in tariffs that result in a trade war), recessionary conditions in some of the markets where we do business, inflationary conditions, ongoing stock market volatility or an increase in, or unmet market expectations with respect to, interest rates could adversely affect the general economy. As a result, global financial markets may continue to experience disruptions, including increased volatility and reduced credit availability, which could substantially impact our results. Likewise, the lingering effects of the COVID-19 pandemic and related economic disruptions have impacted and could have a material adverse impact on global demand from our clients, as well as our operations as discussed elsewhere in this report. While it is difficult to predict the consequences of any deterioration in global economic conditions on our business, any significant reduction or delay by our clients in purchasing our services or insurance or making payment of premiums could have a material adverse impact on our financial condition and results of operations. In addition, the potential for a significant insurer to fail, be downgraded or withdraw from writing certain lines of insurance coverages that we offer our clients could negatively impact overall capacity in the industry, which could then reduce the placement of certain lines and types of insurance and reduce our revenue and profitability. The potential for an insurer to fail or be downgraded could also result in errors and omissions claims by clients.

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

In addition, existing and new competitors (whether traditional competitors or non-traditional competitors, such as technology companies) may continue to develop competing technologies or product or service offerings. Any new technology or product or service offering (including insurance companies selling their products directly to consumers or other insureds) that reduces or eliminates the need for intermediaries in insurance sales transactions could have a material adverse effect on our business and results of operations. Further, the increasing willingness of clients to either self-insure or maintain a captive insurance company, and the development of capital markets-based solutions and other alternative capital sources for traditional insurance needs, could also materially adversely affect us and our results of operations.

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

Our business, financial condition, results of operations, and long-term goals may continue to be adversely affected, possibly materially, by negative impacts on the global economy and capital markets resulting from wars or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption as a result of the Russia-Ukraine and Israel-Hamas wars. Although the length and impact of the ongoing wars are highly unpredictable, these geopolitical conflicts could continue to lead to further market disruptions. Geopolitical tensions that have not crystallized into active wars could similarly cause market disruptions, directly or indirectly. The extent and duration of geopolitical crises, sanctions and resulting market disruptions are impossible to predict, but could be substantial.

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

Damage to our business, including to our reputation arising from, among other things, the failure of third parties on whom we rely to perform services or maintain positive public perceptions, could adversely affect our business, operations and results.

Maintaining a positive reputation is critical to our ability to attract and maintain relationships with clients and colleagues. Damage to our reputation could therefore cause significant harm to our business and prospects. Harm to our reputation can arise from numerous sources, including among others, colleague misconduct, litigation or regulatory action, failure to deliver minimum standards of service and quality, compliance failures, allegations of conflicts of interest and unethical behavior. Such harm could also arise from negative public opinion or political conditions arising from our association with third parties in any number of activities or circumstances. Negative perceptions or publicity, whether or not true, may result in harm to our prospects. In addition, the failure to deliver satisfactory service and quality performance, on time and within budget, in one line of business could cause clients to terminate the services we provide to those clients in many other lines of business. This risk has increased as the Company has become larger and more complex and as we take on increasingly complicated projects for our clients (such as complex outsourcing engagements and technology solutions development/implementation projects that require a significant amount of dedicated personnel resources and expenses).

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

Our success and future performance has depended largely upon the continued services of our executive officers, senior management, and other highly skilled personnel. We have relied on our leadership team to execute on our business plan, for strategy, growth, research and development, marketing, sales, provision, maintenance, and support of our products and services, and general and administrative functions, and on mission-critical individual contributors. From time to time, our executive management team and the groups of skilled individual contributors may change from the hiring or departure of executive officers or such contributors, which could disrupt our business. The employment agreements with our executive officers (to the extent our officers are party to such agreements) and other key personnel will not require them to continue to work for us for any specified period; therefore, they could terminate their employment at any time. The loss of one or more of our executive officers, senior management, or other key colleagues (including any limitation on the performance of their duties) could significantly delay or prevent the achievement of our development and strategic objectives.

A leadership transition may also increase the likelihood of turnover among our colleagues and result in changes in our business strategy, which may create uncertainty and negatively impact our ability to execute our business strategy quickly and effectively. Leadership transitions may also impact our relationships with customers and other market participants, and create uncertainty among investors, colleagues, and others concerning our future direction and performance. Any significant disruption, uncertainty or change in business strategy could adversely affect our business, operating results and financial condition.

The loss of key colleagues or a large number of colleagues could damage or result in the loss of client relationships and could result in such colleagues competing against us.

Our success depends on our ability to attract, retain and motivate qualified personnel, including key managers and colleagues. In addition, our success largely depends upon our colleagues’ abilities to generate business and provide quality services. Our ability to provide services our clients demand requires such skills and training, in insurance, actuarial, human resources and other areas, which are also in high demand among our competitors. The market for talent in our industry is extremely competitive, and competitors for talent increasingly attempt to hire, and to varying degrees have been successful in hiring, our colleagues or employment candidates. In particular, our colleagues’ business relationships with our clients are a critical element of obtaining and maintaining client engagements. Labor markets have continued to tighten globally, and we have experienced intense competition and increased costs for certain types of colleagues, especially as new entrants in the insurance business (among others) continue to expend significant resources in their own hiring. Also, in the past, we have lost colleagues who manage substantial client relationships or possess substantial experience or expertise; if we lose additional colleagues such as those, or if we lose a large number of other colleagues, it could result in such colleagues competing against us. It may take longer than expected to hire new colleagues to replace colleagues who have left and/or these new colleagues may be subject to restrictive covenants that impact the amount of business they can generate while those covenants are in effect. Further, the increased availability of remote working arrangements has also expanded the pool of companies that can compete for our colleagues and employment candidates. Our operational transformation efforts require us to attract, onboard, and retain individuals relevant for those efforts and we may not be able to do that successfully. The failure to successfully attract and retain qualified personnel could materially adversely affect our ability to secure and complete engagements or could disrupt our business or cause increased operational risk, which would materially adversely affect our results of operations and prospects.

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

Intellectual Property, Technology, Cybersecurity and Data Protection Risks

Data and cybersecurity breaches or improper disclosure of confidential company or personal data could result in material financial loss, regulatory actions, reputational harm, and/or legal liability.

We depend on information technology networks and systems to process, transmit and store electronic information and to communicate among our locations around the world and with our alliance partners, insurance carriers/markets, clients and third-party vendors. Additionally, one of our significant responsibilities is to maintain the security and privacy of our clients’ confidential and proprietary information and the personal data of their customers and employees. Our information systems, and those of our third-party service providers and vendors, are vulnerable to an increasing threat of continually evolving cybersecurity risks. We are regularly subject to cyberattacks and are the target of computer viruses, hackers, distributed denial of service attacks, malware infections, ransomware attacks, phishing and spear-phishing campaigns, and/or other external hazards, as well as improper or inadvertent workforce behavior which, could expose confidential company and personal data systems and information to security breaches.

Many of the software applications that we use in our business are licensed from, and supported, upgraded and maintained by, third-party vendors. Our third-party applications include, but are not limited to, enterprise cloud storage and cloud computing application services provided and maintained by third-party vendors. These third-party applications store or may afford access to confidential and proprietary data of the Company, our colleagues and our clients. We have processes designed to require third-party vendors that provide IT outsourcing, offsite storage and other services to agree to maintain certain standards with respect to the storage, protection and transfer of confidential, personal and proprietary information. However, this data is at risk of compromise or unauthorized access or use in the event of a breakdown of a vendor’s data protection processes, a data breach due to the intentional or unintentional non-compliance by a vendor’s employee or agent, or as a result of a cyber-attack on the product, software or information systems of a vendor in our software supply chain. Any compromise of the product, software, data or infrastructure of a Company vendor, including a software or IT vendor in our supply chain has, and could again, in turn result in the compromise of Company data or infrastructure or result in material operational disruption, although no such previous compromise has been material to our business or financial results. Further, the risk and potential impact of a data breach on our third-party vendors’ products, software or systems increase as we move more of our data and our clients’ data into our vendors’ cloud storage, engage in IT outsourcing, and consolidate the group of third-party vendors that provide cloud storage or other IT services for the Company. Over time, the frequency, severity and sophistication of the attacks against us and our vendors have increased, including due to the use of artificial intelligence for purposes of cybercrime, and the broader range of threat actors, including state-sponsored actors and hacker activists.

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

As has happened in the past, if any person, including any of our colleagues, intentionally or unintentionally fails to comply with, disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, fines, regulatory enforcement, and/or criminal prosecution, although the prior instances have not been material to our business or financial results. Unauthorized disclosure of sensitive or confidential client, supplier or colleague data, whether through systems failure, accident, colleague negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems or those we develop for our clients, whether by our colleagues or third parties, could result in significant additional expenses (including expenses relating to incident response and investigation, remediation work, notification of data security breaches and costs of credit monitoring services), negative publicity, operational disruption, legal liability and/or damage to our reputation, as well as require substantial resources and effort of management, thereby diverting management’s focus and resources from business operations.

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

We have implemented and regularly review and update processes and procedures to protect against fraud and unauthorized access to and use of secured data and to prevent data loss. The ever-evolving threats mean that we and our third-party service providers and vendors must continually evaluate, adapt, enhance and otherwise improve our respective systems and processes, especially as we grow our mobile, cloud and other internet-based services. There is no guarantee that such efforts will be adequate to safeguard against all fraud, data security breaches, unauthorized access, operational impacts or misuses of data. For example, our policies, colleague training (including phishing prevention training), procedures and technical safeguards have been insufficient to prevent or detect improper access to confidential, personal or proprietary information by colleagues, vendors or other third parties with otherwise legitimate access to our systems, although the prior instances have not been material to our business or financial results. In addition, we may not be able to implement such efforts as quickly as desired if, for example, greater resources are required than originally expected or resources and management’s focus are insufficient. Any future significant compromise or breach of our data security or fraud, whether external or internal, or misuse of client, colleague, supplier or company data, could result in additional significant costs, lost revenue opportunities, disruption of operations and service, fines, lawsuits, and damage to our reputation with our clients and in the broader market.

For further discussion of the commercial risks related to the cybersecurity and data protection technology we use, please see ‘Our business performance and growth plans could be negatively affected if we are not able to develop and implement improvements in technology and effectively apply technology, data and analytics to drive value for our clients through technology-based solutions or gain internal efficiencies through the effective application of technology, analytics and related tools’ above. In addition, please see Part I, Item 1C Cybersecurity of this Form 10-K

Our inability to comply with complex and evolving laws and regulations related to data privacy and cybersecurity could result in material financial loss, regulatory actions, reputational harm, and/or legal liability.

We are subject to numerous laws and regulations in the U.S. and foreign jurisdictions, only certain of which are named here, designed to protect the personally identifiable information of client and company constituents and suppliers, notably the European Union’s General Data Protection Regulation (‘GDPR’), which became effective on May 25, 2018, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 and its implementing regulations (‘CCPA’), which became effective in its current form on January 1, 2023, the Virginia Consumer Data Protection Act (‘VCDPA’), which became effective on January 1, 2023 and Connecticut Data Privacy Act (‘CDPA’), which became effective on July 1, 2023. We are also subject to regulations from other countries that prohibit or restrict the transmission of data outside of such countries’ borders, and to various U.S. federal and state laws governing the protection of health, financial or other individually identifiable information. The GDPR, as well as other more recently enacted privacy laws, significantly increased our responsibilities when handling personal data including, without limitation, requiring us to conduct privacy impact assessments, restricting the transmission of data, and requiring public disclosure of significant data breaches. Violations of the GDPR may result in possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher). A July 2020 judgment by the Court of Justice of the European Union on Schrems II has made cross border data transfers to organizations outside the European Economic Area more onerous and uncertain. Further, as a result of the U.K.’s withdrawal from the European Union (‘Brexit’), the data transfer regime between the U.K. and the European Economic Area is subject to some uncertainty if the U.K.’s data strategy diverges from the E.U.’s in the coming years. The Company is also subject to numerous U.S. and foreign marketing and telecommunications laws and regulations designed to protect consumers from unwanted or fraudulent communications. A violation of any such law may lead to litigation or regulatory liability, including substantial financial damages or fines.

Laws and regulations in this area are evolving and generally becoming more stringent, including, without limitation, the U.S. Health Insurance Portability and Accountability Act of 1996 (‘HIPAA’), enforced by the Office for Civil Rights within the Department of Health and Human Services, and the New York State Department of Financial Services’ cybersecurity regulations outlining required security measures for the protection of data. Certain U.S. states have also recently enacted laws requiring certain data security and privacy measures of regulated entities, notably the CCPA, VDCPA, and CDPA, with other states enacting similar data privacy laws that will become effective in the next 24 months. We expect that other U.S. states and other countries will follow in implementing their own data privacy and data security laws. The People’s Republic of China and India, among other countries, have enacted stringent data protection laws that, among other things, may restrict data transfers out of each of those countries.

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

We are also subject to the terms of our privacy policies and contractual obligations to third parties related to privacy, data protection and information security. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. We also expect that there will continue to be new proposed laws and regulations concerning privacy, data protection and information security, but cannot yet determine the impact such future laws, regulations and standards may have on our business. New laws, amendments to or re-interpretations of existing laws and regulations, industry standards, contractual obligations and other obligations may require us to incur additional costs and restrict our business operations. Because the interpretation and application of laws and other obligations relating to privacy and data protection are still uncertain, it is possible that these laws and other obligations may be interpreted and applied in a manner that is inconsistent with our existing data management practices. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices, which could harm our business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all. Any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy or data protection laws, regulations and policies, could result in additional cost and liability, damage to our reputation, or harm to our business.

Our inability to successfully mitigate and recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm, and/or legal liability.

Should we or a third party on whom we rely experience a disaster or other business continuity problem, such as an earthquake, hurricane, terrorist attack, act of war or other geopolitical conflict, pandemic, including prolonged effects of the COVID-19 pandemic, security breach, ransomware or destructive malware attack, power loss, telecommunications failure or other natural or man-made disaster, our continued success will depend, in part, on the availability of our personnel, our office facilities, our outsourcing providers or other vendors, access to data, and the proper functioning of our computer, telecommunication and other related systems and operations. In such an event, we could experience operational challenges with regard to our operations.

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

In addition, many of the software applications, including enterprise cloud storage and cloud computing application services, that we use in our business are licensed from, and supported, upgraded and maintained by, third-party vendors. We are significantly increasing our use of such cloud services and expect this to continue over time. These third-party applications store confidential and proprietary data of the Company, our clients and our colleagues. A suspension or termination of certain of these licenses or the related support, upgrades and maintenance could cause temporary system delays or interruptions that could adversely impact our business. As a global organization, we occasionally acquire other companies or divest certain of our existing business lines and companies. These strategic business decisions may require us to manage complex integrations or dissolutions of information systems or the transfer of information from one system to another, and we may fail to identify vulnerabilities in our targets’ information systems or in integrated components of our respective information systems. These transactions may make us more susceptible to cyberattacks and could result in the theft of Company intellectual property, the compromise of Company, colleague, and client data or operational disruption.

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

Clients may seek to hold us responsible for alleged errors or omissions relating to any of the brokerage advice and services we provide, including when claims they submit to their insurance carriers are disputed or denied. This risk is likely to be higher in circumstances, such as claims related to COVID-19, where there are significant disputes between clients and insurance carriers over coverage and clients allege claims against us. This risk also may be higher in circumstances where we have significant numbers of departures or new joiners or other disruptions to our business, such as changes in ways of working. Given that many of our clients have very high insurance policy limits to cover their risks, alleged errors and omissions claims against us arising from disputed or denied claims are often significant. Moreover, in certain circumstances, our brokerage, investment and certain other types of business may not limit the maximum liability to which we may be exposed for claims involving alleged errors or omissions; and as such, we do not have limited liability for the work we provide to the associated clients.

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

The ultimate outcome of all of the above matters cannot be ascertained and liabilities in indeterminate amounts may be imposed on us. In addition, our insurance coverage may not be sufficient in type or amount to cover us against such liabilities. It is thus possible that future results of operations or cash flows for any particular quarterly or annual period could be materially adversely affected by an unfavorable resolution of these matters. In addition, these matters continue to divert management and personnel resources away from operating our business. Even if we do not experience significant monetary costs, there may be adverse publicity associated with these matters that could result in reputational harm to the industries we operate in or to us in particular that may adversely affect our business, client or colleague relationships. In addition, defending against these claims can involve potentially significant costs, including legal defense costs.

As a highly regulated company, we are subject from time to time to inquiries or investigations by governmental agencies or regulators that could have a material adverse effect on our business or results of operations.

We have also been and may continue to be subject to inquiries and investigations by federal, state or other governmental agencies regarding aspects of our clients’ businesses or our own businesses, especially regulated businesses such as our insurance broker, BDA, securities broker-dealer and investment advisory services. Such inquiries or investigations may consume significant management time and result in regulatory sanctions, fines or other actions as well as significant legal fees, which could have a material adverse impact on our business, results of operations and liquidity. Also, we may face additional regulatory scrutiny as we expand our businesses geographically and in new products and services that we offer.

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
•
difficulties in controlling operations and monitoring colleagues in geographically dispersed and culturally diverse locations; and
•
the practical challenges and costs of complying, or monitoring compliance, with a wide variety of foreign laws (some of which are evolving or are not as well-developed as the laws of the U.S. or U.K. or which may conflict with U.S. or other sources of law), and regulations applicable to insurance brokers and other business operations abroad (in more than 140 countries, including many in emerging markets), including laws, rules and regulations relating to the conduct of business, trade sanction laws administered by the U.S. Office of Foreign Assets Control, the E.U., the U.K. and the United Nations (‘U.N.’), and the requirements of the U.S. Foreign Corrupt Practices Act (‘FCPA’), as well as other anti-bribery and corruption rules and requirements in all of the countries in which we operate.

Sanctions imposed by governments, or changes to such sanction regulations (such as sanctions imposed on Russia), and related counter-sanctions, could have a material adverse impact on our operations or financial results.

As described above, our businesses are subject to the risk of sanctions imposed by the U.S., the E.U., the U.K. and other governments. International conflicts and related geopolitical tensions increase the risk of sanctions impacting our business. In February 2022, Russia invaded Ukraine, which led to a series of economic and other sanctions on Russia imposed by the U.S., the E.U., and the U.K. There also continue to be diplomatic and trade tensions between the U.S. and China, which have been exacerbated by Chinese military exercises around Taiwan, and which could lead to an increase in sanctions and the implementation of other trade measures. There has been an increase in U.S. sanctions designations in relation to Russia and China and counter-sanctions from both Russia and China in response to these sanctions.

Touchpoints with sanctioned individuals, entities or locations can be difficult to identify and, given the increased scope and complexity of sanctions and the manual nature of some of our processes, there is an increased risk of non-compliance. A number of volatile geopolitical events are likely to affect the implementation of sanctions such as the escalation of sanctions towards Belarus, Russia's invasion of Ukraine, the Israel-Hamas conflict, negotiations between the E.U., U.S. and Iran over a new nuclear deal as well as continuing tensions between the U.S. and China with their sanctions and subsequent counter-sanctions. Some of these jurisdictions, such as China, may include significant businesses for us. As a result, we cannot predict the impacts of any changes in the U.S., E.U., U.K. or other sanctions, and whether such changes could have a material adverse impact on our operations or financial results.

Our business will be negatively affected if we are not able to anticipate and keep pace with rapid changes in government laws or regulations, or if government laws or regulations decrease the need for our services, increase our costs or limit our compensation.

A material portion of our revenue is affected by statutory or regulatory changes. An example of a statutory or regulatory change that could materially impact us is any change to the U.S. Patient Protection and Affordable Care Act (‘PPACA’), and the Healthcare and Education Reconciliation Act of 2010 (‘HCERA’), which we refer to collectively as ‘Healthcare Reform’. While the U.S. Congress has not passed legislation replacing or fundamentally amending Healthcare Reform (other than changes to the individual mandate), such legislation, or another version of Healthcare Reform, could be implemented in the future. In addition, some U.S. political candidates and representatives elected to office have expressed a desire to amend all or a portion of Healthcare Reform or otherwise establish alternatives to employer-sponsored health insurance or replace it with government-sponsored health insurance, often referred to as ‘Medicare for All’. If we are unable to adapt our services to potential new laws and regulations, or judicial modifications, with respect to Healthcare Reform or otherwise, our ability to provide effective services in these areas may be substantially impacted. In addition, more restrictive marketing rules or interpretations of the Centers for Medicare and Medicaid Services, or judicial decisions that restrict or otherwise change existing provisions of U.S. healthcare regulation, could have a material adverse impact on our healthcare-related businesses. In addition, as we implement and expand our direct-to-consumer sales and marketing solutions, we are subject to various federal and state laws and regulations that prescribe when and how we may market to consumers (including, without limitation, the Telephone Consumer Protection Act and other telemarketing laws and the Medicare Communications and Marketing Guidelines issued by the Center for Medicare Services (‘CMS’) of the U.S. Department of Health and Human Service). Federal and state legislators and/or regulators recently have expressed concerns about existing methods of marketing individual health policies, particularly Medicare Advantage and Medicare Supplement policies, and have held hearings and sought information from us and from competitors. In addition, CMS has recently expanded its regulation and oversight of the marketing of Medicare Advantage policies. Changes to these laws and/or regulations, or increased scrutiny or enforcement by regulators, could negatively affect our ability to market directly to consumers or increase our costs or liabilities. In particular, CMS recently issued a proposed rule for Contract Year 2025 for the Medicare Advantage and Medicare Prescription Drug programs that modifies the agent, broker and other third-party requirements. Among other things, the proposed rule seeks to limit the administrative fees that agents and brokers may receive in relation to the initial enrollment and renewals of Medicare Advantage and Medicare Prescription Drug policies. Substantial uncertainty remains regarding the interpretation and implementation of the proposed rule, but the proposed rule has the potential to materially and negatively affect the amount of revenue that our Medicare insurance business may receive. In addition, the United States Department of Labor (‘DOL’) recently released a proposed rule defining who is an investment advice fiduciary rule (‘Proposed DOL Fiduciary Rule’) under the Employee Retirement Income Security Act (‘ERISA’). Substantial uncertainty exists regarding this proposed rule as well, but the proposed rule may have a material and potentially negative impact on one or more of our businesses. For example, if the current Proposed DOL Fiduciary Rule were implemented without change, our Health Savings Accounts business may need to be restructured before it could continue to receive certain compensation for its services.

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

Our compliance systems and controls cannot guarantee that we comply with all applicable federal and state or foreign laws and regulations, and actions by regulatory authorities or changes in applicable laws and regulations in the jurisdictions in which we operate could impact our operations or have an adverse effect on our business.

Our activities are subject to extensive regulation under the laws of the U.S., the U.K., the E.U. and its member states, and the other jurisdictions around the world in which we operate. In addition, we own an interest in a number of associates and companies where we do not exercise management control. Over the last few years, regulators across the world are increasingly seeking to regulate brokers who operate in their jurisdictions. The foreign and U.S. laws and regulations applicable to our operations are complex, continually evolving and may increase the costs of regulatory compliance, limit or restrict the products or services we sell or subject our business to the possibility of regulatory actions or proceedings. These laws and regulations include insurance and financial industry regulations, antitrust and competition laws, economic and trade sanctions laws relating to countries in which certain subsidiaries do business or may do business (‘Sanctioned Jurisdictions’) such as Crimea (and any occupied territories of Ukraine), Cuba, Iran, Russia, Sudan, Syria and Venezuela, anti-corruption laws such as the FCPA, the U.K. Bribery Act 2010, and similar local laws prohibiting corrupt payments to governmental officials and the Foreign Account Tax Compliance provisions of the Hiring Incentives to Restore Employment Act in the U.S., as well as laws and regulations related to data privacy, artificial intelligence, cybersecurity and telemarketing. Because of changes in regulation and company practice, our non-U.S. subsidiaries are providing more services with connections to various countries, including some Sanctioned Jurisdictions, that our U.S. subsidiaries are unable to perform.

In most jurisdictions, governmental and regulatory authorities have the ability to interpret and amend these laws and regulations and impose penalties for non-compliance, including sanctions, civil remedies, monetary fines, injunctions, revocation of licenses or approvals, suspension of individuals, limitations on business activities or redress to clients. While we believe that we have substantially increased our focus on the geographic breadth of regulations to which we are subject, maintain good relationships with our key regulators and our current systems and controls are adequate, we cannot assure that such systems and controls will prevent any violations of any applicable laws and regulations. While we strive to remain fully compliant with applicable laws and regulations, we cannot guarantee that we will fully comply at all times with all laws and regulations, especially in countries with developing or evolving legal systems or with evolving or extra-territorial regulations. In particular, given the challenges of integrating operations, many of which are decentralized and have manual processes, we cannot assure that business systems and controls, including those of acquired or decentralized entities, have prevented or will prevent any and all violations of applicable laws or regulations. Further, our policies and procedures may not be effective or may not be complied with consistency across the enterprise. In the event that we believe our colleagues or agents may have caused us or any of our subsidiaries to violate applicable sanctions laws or other laws or regulations, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances which could be costly and require significant time and attention from senior management. Non-compliance with these laws can result in criminal or civil penalties, which could disrupt our business and result in a material adverse effect on our financial condition, results of operation, cash flows, and cause significant brand or reputational damage.

Allegations of conflicts of interest or anti-competitive behavior, including in connection with accepting market derived income (‘MDI’), may have a material adverse effect on our business, financial condition, results of operation or reputation.

The ways in which insurance intermediaries are compensated receive scrutiny from regulators in part because of the potential for anti-competitive behavior and conflicts of interest. We could suffer significant financial or reputational harm if we fail to properly identify and manage any such potential conflicts of interest or allegations of anti-competitive behavior. Conflicts of interest exist or could exist any time the Company or any of its colleagues have or may have an interest in a transaction or engagement that is inconsistent with our clients’ interests. This could occur, for example, when the Company is providing services to multiple parties in connection with a transaction. In addition, as we provide more solutions-based services, there is greater potential for conflicts with advisory services. Managing conflicts of interest is an important issue for the Company, but can be a challenge for a large and complex company such as ours. Due to the broad scope of our businesses and our client base, we regularly address potential conflicts of interest, including, without limitation, situations where our services to a particular client or our own investments or other interests conflict, or are perceived to conflict, with the interests of another client. If these are not carefully managed, this could then lead to failure or perceived failure to protect the client’s interests, with attendant regulatory and reputational risks that could materially adversely affect us and our operations. There is no guarantee that all potential conflicts of interest will be identified, and undetected conflicts may result in damage to our professional reputation and result in legal liability which may have a material adverse effect on our business. Identifying conflicts of interest may also prove particularly difficult as we continue to bring systems and information together and integrate newly acquired businesses. In addition, we may not be able to adequately address such conflicts of interest.

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

Any of these effects could materially harm our business and results of operations. For example, various aspects of Healthcare Reform could cause insurance carriers to limit the types of health insurance plans we are able to sell and the geographies in which we are able to sell them and to limit the compensation we may receive for our services. In addition, the U.S. Congress may seek to find spending cuts, and such cuts may include Medicare. If cuts are made to Medicare, there may be substantial changes in the types of health insurance plans we are able to sell, especially through our Individual Marketplace business, which focuses on direct-to-consumer Medicare policy sales. Further, changes in customer demand for these Medicare policies, particularly differences in customer persistency and renewals from what we have currently assumed, or changes in regulations could cause us to write down receivable assets we have booked. Changes in the law could also cause insurance carriers to exit the business of selling insurance plans in a particular jurisdiction, to eliminate certain categories of products or to attempt to move members into new plans for which we receive lower commissions, or to limit the services that they receive from us and/or the amount of compensation that they pay to us. If such legal or regulatory changes do occur, or if insurance carriers decide to limit our ability to sell their plans or determine not to sell individual health insurance plans altogether, our business, results of operations and financial condition would be materially harmed.

Our global operations expose us to increasing, and sometimes conflicting, legal and regulatory requirements in environmental, social and governance (‘ESG’) matters, and violation of these regulations could harm our business.

Increasing focus on ESG matters has resulted in, and is expected to continue to result in, the adoption of legal and regulatory requirements designed to mitigate, among other things, the effects of climate change on the environment, which require additional disclosure and reporting. As a result of our global operations, the regulatory requirements are also sometimes conflicting. If new laws or regulations are more stringent than current legal or regulatory requirements, or conflict, we may experience increased compliance burdens and costs to meet such obligations. In addition, our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or may not meet the expectations of investors or other stakeholders. Our ability to achieve our ESG commitments is subject to numerous risks, many of which are outside of our control, such as the availability and cost of low- or non-greenhouse gas-intensive energy sources, infrastructure and technologies, evolving regulatory requirements affecting ESG standards or disclosures, and the ESG posture of others in our value chain such as suppliers and other counterparties. We may also face challenges in obtaining sufficient information on such parties when seeking to evaluate how such relationships impact our own position on ESG matters. Furthermore, if we determine it is in the Company’s interest to do so, we may decide that a commitment or goal, or membership or support for certain ESG-related organizations or initiatives, should change or be withdrawn.

Our processes and controls for reporting ESG matters across our operations are evolving along with standards for identifying, measuring and reporting ESG metrics, including ESG-related disclosures that may be required by the SEC, European and other regulators, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future. Methodologies for reporting ESG data may be updated and previously-reported ESG data may be adjusted to reflect: improvement in availability or quality of data, changing assumptions, changes in the nature and scope of our operations and other changes in circumstances. As we work to align our reporting with the recommendations of the Financial Stability Board’s Task Force on Climate-related Financial Disclosures, the Sustainability Accounting Standards Board and other reporting frameworks, and comply with the adoption of and changes to applicable legal and regulatory requirements, including reporting obligations pursuant to the Corporate Sustainability Reporting Directive as well as focus on our own ESG assessments and priorities, we may disclose additional metrics against which we may measure ourselves or be measured and tracked by others over time. We cannot predict future legal, regulatory and other developments in these areas, and any changes to the regulatory framework or our disclosure obligations could also negatively impact our business and results.

Increasing scrutiny and changing expectations from investors, clients and our colleagues with respect to our ESG practices can impose additional costs on us or expose us to reputational or other risks.

There is increased and sometimes conflicting focus, including from governments, non-governmental organizations, investors, colleagues and clients, on ESG issues such as environmental stewardship, climate change, diversity and inclusion, racial justice and workplace conduct. Negative public perception, adverse publicity or negative comments in social media and other forums could damage our reputation if we do not, or are not perceived to, adequately or appropriately address any one or more of these issues. Any harm to our reputation could impact colleague engagement and retention and the willingness of clients and others to do business with us.

Investors, in particular, have increased their emphasis on the ESG practices of companies across all industries, including with respect to climate and human capital management. Certain investors have developed their own ESG ratings while others use third-party benchmarks or scores to measure a company’s ESG practices and make investment decisions or otherwise engage with the company to influence its practices in these areas. Additionally, our clients may evaluate our ESG practices and/or request that we adopt certain ESG policies in order to work with us. Also, organizations that provide ratings information to certain investors on ESG matters may assign unfavorable ratings to the Company, which may lead to negative investor sentiment and the diversion of investment capital to other companies or industries, which could have a negative impact on the price of our ordinary shares and our costs of capital.

New government regulations could also result in new or more stringent forms of ESG oversight and new mandatory and voluntary reporting, diligence and disclosure. These new laws, rules and regulations of our business could affect our operations or require significant expenditures.

Our failure to meet expectations or metrics, whether expectations or metrics set by us or by investors or other stakeholders, or to any other failure to make progress in this area on a timely basis, or at all, could negatively impact our reputation and our business.

The economic, regulatory and political impact of the United Kingdom’s exit from the European Union, which occurred on January 31, 2020, could adversely affect us.

In 2023, approximately 18% of our revenue from continuing operations was generated in the U.K., although only about 11% of revenue from continuing operations was denominated in Pounds sterling as much of the insurance business is transacted in U.S. dollars or other currencies. Approximately 17% of our expenses from continuing operations were denominated in Pounds sterling. The impact that Brexit has had and may continue to have on the economy and market conditions in Europe, including in the U.K., or on the Pound sterling, Euro or other European currencies could materially adversely affect us and our operations. Among other things, the ongoing and future effects of Brexit could result in: lower growth in the region due to indecision by businesses holding off on generating new projects or due to adverse market conditions and/or reduced reported revenue and earnings because foreign currencies may translate into fewer U.S. dollars due to the fact that we convert revenue denominated in non-U.S. currencies, such as Pounds sterling, into U.S. dollars for our financial statements. In addition, there is a corresponding risk that our current or future hedging strategies may not be effective.

On December 24, 2020, the E.U. and the U.K. agreed to the terms of a Trade and Cooperation Agreement (the ‘TCA’) that reflects certain matters agreed upon between the parties in relation to a broad range of separation issues, which provisionally applied as of January 1, 2021, and entered into force on May 1, 2021. While many separation issues have been resolved, some uncertainty remains in relation to the future regulation of financial services, among other matters. The TCA addresses issues related to financial services on a limited basis. The E.U. and the U.K. have separately agreed to a Memorandum of Understanding to establish a framework for future regulatory cooperation. The British government and the E.U. will therefore continue over time to negotiate certain terms of the U.K.’s future relationship with the E.U. that are not addressed in the TCA. The Company is heavily invested in the U.K. through our businesses and activities. If the outcomes of Brexit and the TCA negatively impact the U.K., then it could have a material adverse impact on us.

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

We believe we have implemented appropriate arrangements for the continued servicing of client business in the countries most affected. These arrangements include the transaction of certain businesses and/or the movement of certain businesses outside of the U.K. However, various significant risks remain in relation to the effects of the post-Brexit arrangements between the E.U. and U.K. some of which have yet to be agreed upon, including the following, among others:

•
the risk that our implemented business solutions could cost more than expected, or that regulators in the U.K. or E.U. may issue amended guidance or regulations in relation to those solutions (including any amended E.U. regulatory guidance in connection with the use of third-country branches of E.U.-domiciled insurance intermediary entities, whether following supervisory statements such as that issued by European Insurance and Occupational Pensions Authority (‘EIOPA’) on February 3, 2023 or otherwise) or that we fail to gain regulatory authorizations which could affect our business, operations or strategic plans;
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

We have material pension liabilities, some of which represent unfunded and underfunded pension and postretirement liabilities. Movements in the interest rate environment, investment returns, inflation, changes in other assumptions that are used to estimate our benefit obligations, changes to existing legislation or interpretation thereof, the outcome of current or future litigation, and other factors could have a material effect on the level of liabilities in these pension plans and schemes at any given time. Most pension plans and schemes have minimum funding requirements that may require material amounts of periodic additional funding and accounting requirements that may result in increased pension expense. Depending on the foregoing factors, among others, we could be required to recognize further pension expense in the future. Increased pension expense could adversely affect our earnings or cause earnings volatility. In addition, the need to make additional cash contributions may reduce our financial flexibility and increase liquidity risk by reducing the cash available to meet our other obligations, including the payment obligations under our credit facilities and other long-term debt or other needs of our business.

Our outstanding debt could adversely affect our cash flows and financial flexibility, and we may not be able to obtain financing on favorable terms or at all.

WTW had total consolidated debt outstanding of approximately $5.2 billion as of December 31, 2023, and our interest expense was $235 million for the year ended December 31, 2023.

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

The terms of our current financings also include certain limitations. For example, the agreements relating to the debt arrangements and credit facility contain numerous operating and financial covenants, including requirements to maintain minimum ratios of consolidated EBITDA to consolidated cash interest expense and maximum levels of consolidated funded indebtedness to consolidated EBITDA, in each case subject to certain adjustments. The operating restrictions and financial covenants in our credit facility do, and any future financing agreements may, limit our ability to finance future operations or capital needs or to engage in other business activities.

A failure to comply with the restrictions under our credit facility and outstanding notes could result in a default or a cross-default under the financing obligations or could require us to obtain waivers from our lenders or noteholders, as applicable, for failure to comply with these restrictions. The occurrence of a default that is not cured, or the inability to secure a necessary consent or waiver, could cause our obligations with respect to our debt to be accelerated and have a material adverse effect on our business, financial condition or results of operations.

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

A downgrade to our corporate credit rating, the credit ratings of our outstanding debt or other market speculation may adversely affect our borrowing costs and financial flexibility and, under certain circumstances, may require us to offer to buy back some of our outstanding debt.

A downgrade in our corporate credit rating or the credit ratings of our debt would increase our borrowing costs, including those under our credit facility, and reduce our financial flexibility. Real or anticipated changes in our credit ratings will generally affect any trading market for, or trading value of, our securities. Such changes could result from any number of factors, including the modification by a credit rating agency of the criteria or methodology it applies to particular issuers, a change in the agency’s view of us or our industry, or as a consequence of actions we take to implement our corporate strategies. If we need to raise capital in the future, any credit rating downgrade could negatively affect our financing costs or access to financing sources. A change in our credit rating could also adversely impact our competitive position.

In addition, under the indentures for our 3.600% senior notes due 2024, our 4.400% senior notes due 2026, our 4.650% senior notes due 2027, our 4.500% senior notes due 2028, our 2.950% senior notes due 2029, our 5.350% senior notes due 2033, our 6.125% senior notes due 2043, our 5.050% senior notes due 2048, and our 3.875% senior notes due 2049, if we experience a ratings decline together with a change of control event, we would be required to offer to purchase these notes from holders unless we had previously redeemed those notes. We may not have sufficient funds available or access to funding to repurchase tendered notes in that event, which could result in a default under the notes. Any future debt that we incur may contain covenants regarding repurchases in the event of a change of control triggering event.

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

A sizeable portion of our total operating expenses is relatively fixed or may even be higher than expected, encompassing the majority of administrative, occupancy, communications and other expenses, depreciation and amortization, and salaries and employee benefits excluding fiscal year-end incentive bonuses. Therefore, a variation in the number of client assignments and collection of accounts receivable, or in the timing of the initiation or the completion of client assignments, or our inability to forecast demand, can cause significant variations in quarterly operating results and could result in losses and volatility in the price of our ordinary shares.

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

Further, it is possible that taxing authorities may propose significant changes, which, if executed, could limit the availability of tax benefits or deductions that we currently claim, override tax treaties upon which we rely, or otherwise affect the taxes that Ireland, the U.S. or other territories impose on our worldwide operations.

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

For example, in August 2022, the U.S. enacted the Inflation Reduction Act of 2022 (‘IRA’), which, among other effects, creates a new corporate alternative minimum tax of at least 15% on adjusted financial statement income for certain corporations with average book income of more than $1 billion. The book minimum tax applies to us in 2023 and did not have a material impact on our effective tax rate.

In addition, the U.S. Congress, the Organization for Economic Co-operation and Development (‘OECD’), the World Trade Organization and other government agencies in non-U.S. jurisdictions where we and our affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. One example is around base erosion and profit shifting, where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. Several jurisdictions have enacted legislation that is aligned with, and in some cases exceeds the scope of, the recommendations in the OECD’s 2015 reports addressing 15 specific actions as part of a comprehensive plan to create an agreed set of international rules for fighting base erosion and profit shifting.

Finally, on October 8, 2021, the OECD announced an international agreement with more than 140 countries to implement a two-pillar solution to address tax challenges arising from digitalization of the economy. The agreement introduced rules that would result in the reallocation of certain taxing rights over multinational companies from their home countries to the markets where they have business activities and earn profits, regardless of physical presence (‘Pillar One’) and introduced a global corporate minimum tax of 15% for certain large multinational companies starting in 2024 (‘Pillar Two’). On December 20, 2021, the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting released the Model Global Anti-Base Erosion (‘GloBE’) rules (the ‘OECD Model Rules’) under Pillar Two. On December 12, 2022, E.U. member states reached an agreement to implement Pillar Two and this requires E.U. member states to enact domestic legislation to put Pillar Two into effect. In 2023, many E.U. countries enacted the necessary legislation (based on the OECD Model Rules) to implement Pillar Two in 2024. Ireland, in particular, enacted Pillar Two by signing Finance (No. 2) Bill 2023 into law in December 2023. Other countries and territories have indicated they will introduce Pillar Two beginning in 2025.

These changes, when enacted and implemented by various countries in which we do business, could increase uncertainty and may adversely affect our tax rate and cash flow in future years.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

WTW’s management is responsible for the day-to-day management of risks, and the board, including through its committees, is responsible for understanding and overseeing the various risks facing WTW.

Cybersecurity Risk Management and Strategy

Increased global cybersecurity vulnerabilities, threats and more sophisticated and targeted cyber-related attacks pose an ongoing risk to the security of our information systems and networks. WTW seeks to manage cybersecurity risks consistent with its general approach to enterprise risk management (‘ERM’). Technology and cyber risks that meet certain thresholds are escalated and tracked by the ERM team within the Risk function.

WTW engages third parties to conduct assessments to help it identify, categorize and manage cyber risks including SOC 2 - Type 2, ISO 27001 and a National Institute of Standards and Technology (‘NIST’) cybersecurity maturity assessment. Additionally, management and third parties from time to time conduct penetration testing and vulnerability scanning to help WTW identify and reduce the threat of known and emerging cybersecurity risks.

Board Oversight and Governance

WTW’s board of directors has delegated the oversight of risks to the Audit and Risk Committee through its charter. The Audit and Risk Committee assists the board of directors in its oversight of the ERM framework, policies and practices used by WTW to identify, assess and manage key risks facing WTW, including financial and strategic risks as well as risks relating to matters of compliance and internal control, tax and pension, among other matters. The Operational Transformation Committee (the ‘OT Committee’) oversees risks arising out of WTW’s operations related to cybersecurity and other risks. WTW’s Chief Information Security Officer (‘CISO’) and Chief Information Officer (‘CIO’) report to the OT Committee on cybersecurity matters, including key risks. The OT Committee reports to the board of directors at each formal board meeting and the board of directors discusses those reports.

Management Oversight and Governance

Management plays an important role in assessing and managing WTW’s material risks from cybersecurity threats. The CISO is responsible for designing and implementing a security program and strategy. WTW's CISO has served in various roles in information technology and information security for over 32 years, including serving as CISO of several public companies. The CISO holds undergraduate and graduate degrees in mathematics and strategic information systems and has attained the professional certification of

Certified Information Systems Security Professional. The CISO reports to the CIO. WTW's CIO has served in various roles in information technology for over 36 years.

As part of the WTW cybersecurity program, cross-functional teams throughout WTW address cybersecurity threats and respond to cybersecurity incidents. Through ongoing communications with these teams, the CISO and senior management are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents and escalate such threats and incidents as appropriate through the processes described in more detail below.

Management’s cybersecurity risk management strategy and processes focus on several key areas, including:

•
Incident Response Planning: WTW has a global Information and Cyber Security Incident Response Plan (‘ICSIRP’ or ‘Plan’) for identifying and managing cyber and data security threats. The ICSIRP defines the roles and responsibilities of WTW stakeholders involved in responding to cyber and data security events, severity levels and incident categories, and it outlines a process for incident management, including escalation and communication procedures.
•
Technical Safeguards: WTW seeks to continuously improve implemented technical safeguards that are designed to protect WTW’s information systems. Standards include controls for access management, cyber threat and incident management, data security, encryption, human resource security, network and device security, secure asset management, secure system development, security operations and third-party security. While WTW seeks to maintain adequate controls, they may not always be effective. See Part I, Item 1A Risk Factors under the heading ‘Data and cybersecurity breaches or improper disclosure of confidential company or personal data could result in material financial loss, regulatory actions, reputational harm, and/or legal liability’ for more information about WTW’s technical controls, management, mitigation, and security practices as well as the risks related thereto.
•
Education and Awareness: WTW’s policy is that all WTW colleagues are required to receive annual, mandatory privacy and information security training.
•
Third-Party Risk Management: WTW’s risk management strategy includes a third-party risk management process that is intended to be aligned to the technology security key controls across the organization.
•
Threat Intelligence: WTW seeks to obtain threat intelligence on cyber threats to WTW at the strategic, operational and tactical levels.

Material Effects of Cybersecurity Incidents

We do not believe that risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected our business strategy, results of operations, or financial condition. However, there is no guarantee that a future cyber incident would not materially affect our business strategy, results of operations or financial condition. To learn more about risks from cybersecurity threats, review the risk factors included in Part I, Item 1A Risk Factors in this Annual Report on Form 10-K, as updated by WTW’s subsequent SEC filings. The risks described in such filings are not the only risks facing WTW. Additional risks and uncertainties not currently known or that may currently be deemed to be immaterial also may materially adversely affect WTW’s business, financial condition or results of operations.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Share Data

Our ordinary shares trade on the NASDAQ Global Select Market under the symbol ‘WTW’ as of January 10, 2022. As of February 16, 2024, there were 1,020 shareholders of record of our ordinary shares, not including those ordinary shares held in street or nominee name.

Dividends

We normally pay dividends on a quarterly basis to shareholders of record on March 31, June 30, September 30 and December 31. In February 2024, the board of directors is expected to approve a quarterly cash dividend to shareholders of record as of March 31, 2024.

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

Performance Graph

Comparison of Five-Year Cumulative Total Shareholder Return

The graph below depicts cumulative total shareholder returns for WTW for the period from December 31, 2018 through December 31, 2023.

The graph also depicts the total return for the S&P 500 and for a peer group for WTW comprised of Aon plc, Arthur J. Gallagher & Co., Automatic Data Processing, Inc., Booz Allen Hamilton Holding Corporation, Cognizant Technology Solutions Corporation, Conduent Incorporated, Fidelity National Financial, Inc., Fidelity National Information Services, Inc., First American Financial Corporation, Fiserv, Inc., Marsh & McLennan Companies, Inc., Principal Financial Group, Inc., Robert Half International Inc., S&P Global Inc., The Hartford Financial Services Group, Inc., and Unum Group. The graph charts the performance of $100 invested on the initial date indicated, December 31, 2018, assuming full dividend reinvestment.

Comparison of Cumulative Total Return Among
Willis Towers Watson, S&P 500, and a Peer Group
$250
$200
$150
$100
$50
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Willis Towers Watson
S&P 500 Index
Peer Group

Unregistered Sales of Equity Securities and Use of Proceeds

During the year ended December 31, 2023, no shares were issued by the Company without registration under the Securities Act of 1933, as amended.

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
•
September 20, 2023 — the Company announced that the board of directors approved an additional authorization of $1.0 billion.

There are no expiration dates for these repurchase plans or programs. The following table presents specified information about the Company’s repurchases of ordinary shares in the fourth quarter and the Company’s repurchase authority.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1, 2023 through October 31, 2023	119,221	$209.69	119,221	6,278,743
November 1, 2023 through November 30, 2023	359,608	$239.52	359,608	5,919,135
December 1, 2023 through December 31, 2023	353,180	$240.29	353,180	5,565,955
	832,009	$235.57	832,009

At December 31, 2023, the maximum number of shares that may be purchased under the existing stock repurchase program is 5,565,955, with approximately $1.3 billion remaining on the current open-ended repurchase authority granted by the board. An estimate of the maximum number of shares under the existing authorities was determined using the closing price of our ordinary shares on December 31, 2023 of $241.20.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information, as of December 31, 2023, about the securities authorized for issuance under the Company’s equity compensation plans and is categorized according to whether or not the equity plan was previously approved by shareholders.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance (ii)
Equity Compensation Plans Approved by Security Holders (i)	1,563,028	—	4,924,629
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	1,563,028	—	4,924,629

(i)
Includes options and RSUs outstanding under the Towers Watson & Co. 2009 Long-Term Incentive Plan and the 2012 Equity Incentive Plan (‘2012 Plan’). The Company intends to only grant future awards under the 2012 Plan.
(ii)
Represents shares available for issuance pursuant to awards that may be granted under the 2012 Plan (3,867,028 shares) and the Willis Towers Watson Public Limited Company Amended and Restated 2010 North American Employee Stock Purchase Plan (1,057,601 shares).

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

Our methods of calculating these measures may differ from those used by other companies and therefore comparability may be limited. These financial measures should be viewed in addition to, not in lieu of, the consolidated financial statements for the year ended December 31, 2023.

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

Risks and Uncertainties of the Economic Environment

U.S. and global markets are continuing to experience volatility and disruption as a result of the ongoing Russia-Ukraine and Israel-Hamas wars. Although the length and impact of these ongoing situations are highly unpredictable, they have caused disruption in the global markets and could continue to lead to further market disruptions. The conflicts have contributed to negative impacts on and volatility of the global economy and capital markets, resulting in significant inflation and fluctuating interest rates in many of the markets in which we operate. This impacts not only the cost of and access to liquidity, but also other costs to run and invest in our business.

Other global economic events, such as accommodative monetary and fiscal policy and geopolitical tensions beyond the ongoing wars, have also contributed to significant inflation across the globe. In particular, inflation in the United States, Europe, and other geographies has risen to levels not experienced in recent decades and we are seeing its impact on various aspects of our business. Moreover, U.S. and global economic conditions have created market uncertainty and volatility. Such general economic conditions, including inflation, stagflation, political volatility, costs of labor, cost of capital, interest rates, bank stability, credit availability, and tax rates, affect our operating and general and administrative expenses, and we have no control or limited ability to control such factors. These general economic conditions can also impact revenue, including revenue from customers as well as income from funds we hold on behalf of customers and pension-related income.

From time to time, our financial results have been (such as in 2021 and 2022), and may in the future be, negatively impacted by adverse workforce factors in a number of businesses, particularly commercial risk broking and health and benefits broking. Additionally, our performance has benefited (such as in 2021 and 2022), and may benefit in the future, from revenue from book sales, which is non-recurring revenue. The net impact of these factors, which caused our growth in 2021 and 2022 to be meaningfully slower than other competitors, has affected the comparability of our 2022 results against those in 2023 and could affect comparability of other future periods. See Part I, Item 1A Risk Factors in this Annual Report on Form 10-K for a discussion of risks that may affect our growth relative to expectations and our ability to compete.

Transformation Program

In the fourth quarter of 2021, the Company initiated a three-year ‘Transformation program’ designed to enhance operations, optimize technology and align its real estate footprint to its new ways of working. During the fourth quarter of 2023, we revised the expected costs and savings under the program and we now expect the program to generate annual cost savings in excess of $425 million by the end of 2024. The program is expected to incur cumulative costs of approximately $995 million and capital expenditures of approximately $130 million, for a total investment of $1.125 billion. The main categories of charges have been in the following four areas:

•
Real estate rationalization — includes costs to align the real estate footprint to our new ways of working (hybrid work) and includes breakage fees and the impairment of right-of-use assets and other related leasehold assets.
•
Technology modernization — these charges are incurred in moving to common platforms and technologies, including migrating certain platforms and applications to the cloud. This category includes the impairment of technology assets that are duplicative or no longer revenue-producing, as well as costs for technology investments that do not qualify for capitalization.
•
Process optimization — these costs are incurred in the right-shoring strategy and automation of our operations, which includes optimizing resource deployment and appropriate colleague alignment. These costs include process and organizational design costs, severance and separation-related costs and temporary retention costs.
•
Other — other costs not included above including fees for professional services, other contract terminations not related to the above categories and supplier migration costs.

Certain costs under the Transformation program are accounted for under ASC 420, Exit or Disposal Cost Obligation, and are included as restructuring costs in the consolidated statements of comprehensive income. For the years ended December 31, 2023, 2022 and 2021, restructuring charges under our Transformation program totaled $68 million, $99 million and $26 million, respectively. Other costs incurred under the Transformation program are included in transaction and transformation, net and were $347 million and $136 million for the years ended December 31, 2023 and 2022, respectively.

From the actions taken during 2023, we have identified an additional $188 million of annualized run-rate savings during the year due to newly-realized opportunities and incremental sources of value. Since the inception of the program, we have identified $337 million of cumulative annualized run-rate savings, which overall are primarily attributable to process optimization. We began to recognize the benefits from the program during 2022.

For a discussion of material risks associated with the Transformation program, please see Part I, Item 1A Risk Factors - ‘We may not be able to fully realize the anticipated benefits of our growth strategy or our expected product, service and transaction pipelines’ and other Risk Factors in this Annual Report on Form 10-K.

For management’s discussion of our results of operations for the year ended December 31, 2022 in comparison with the year ended December 31, 2021, please see our Annual Report on Form 10-K filed with the SEC on February 24, 2023.

Financial Statement Overview

The tables below set forth our summarized consolidated statements of comprehensive income and data as a percentage of revenue for the periods indicated.

Consolidated Statements of Comprehensive Income

($ in millions, except per share data)

	Years ended December 31,
	2023		2022

Revenue	$9,483	100%	$8,866	100%
Costs of providing services
Salaries and benefits	5,344	56%	5,065	57%
Other operating expenses	1,815	19%	1,776	20%
Depreciation	242	3%	255	3%
Amortization	263	3%	312	4%
Restructuring costs	68	1%	99	1%
Transaction and transformation	386	4%	181	2%
Total costs of providing services	8,118		7,688
Income from operations	1,365	14%	1,178	13%
Interest expense	(235)	(2)%	(208)	(2)%
Other income, net	149	2%	288	3%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,279	13%	1,258	14%
Provision for income taxes	(215)	(2)%	(194)	(2)%
INCOME FROM CONTINUING OPERATIONS	1,064	11%	1,064	12%
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—%	(40)	—%
Income attributable to non-controlling interests	(9)	—%	(15)	—%
NET INCOME ATTRIBUTABLE TO WTW	$1,055	11%	$1,009	11%
Diluted earnings per share from continuing operations	$9.95		$9.34

Consolidated Revenue (Continuing Operations)

We derive the majority of our revenue from commissions from our brokerage services and fees for consulting and administration services. No single client represented a significant concentration of our consolidated revenue for any of our three most recent fiscal years.

The following table details our top five markets based on percentage of consolidated revenue (in U.S. dollars) from the countries where work was performed for the year ended December 31, 2023. These figures do not represent the currency of the related revenue, which is presented in the next table.

Geographic Region	% of Revenue
United States	53%
United Kingdom	18%
France	4%
Canada	3%
Germany	3%

The table below details the approximate percentage of our revenue and expenses from continuing operations by transactional currency for the year ended December 31, 2023.

Transactional Currency	Revenue	Expenses (i)
U.S. dollars	60%	54%
Pounds sterling	11%	17%
Euro	14%	12%
Other currencies	15%	17%

(i)
These percentages exclude certain expenses for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. These items include amortization of intangible assets and transaction and transformation, net.

The following table sets forth the total revenue for the years ended December 31, 2023 and 2022 and the components of the change in total revenue for the year ended December 31, 2023, as compared to the prior year. The components of the revenue change may not add due to rounding.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Years Ended December 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2023	2022	Change	Impact	Change	Divestitures	Change
	($ in millions)
Revenue	$9,483	$8,866	7%	—%	7%	—%	8%

Revenue for the year ended December 31, 2023 was $9.5 billion, compared to $8.9 billion for the year ended December 31, 2022, an increase of $617 million, or 7%, on an as-reported basis. Adjusting for the impact of foreign currency and acquisitions and disposals, our organic revenue growth was 8% for the year ended December 31, 2023. The increases in both as-reported and organic revenue were driven by strong performances in both segments as well as the recognition of higher interest income that is not allocated to the segments.

Our revenue can be materially impacted by changes in currency conversions, which can fluctuate significantly over the course of a calendar year. For the year ended December 31, 2023, currency translation decreased our consolidated revenue by $10 million. The primary currencies driving this change were the Argentine Peso and Canadian Dollar.

Definitions of Constant Currency Change and Organic Change are included in the section entitled ‘Non-GAAP Financial Measures’ elsewhere within this Form 10-K.

Segment Revenue

Segment revenue excludes amounts that were directly incurred on behalf of our clients and reimbursed by them (reimbursed expenses); however, these amounts are included in consolidated revenue, as required by applicable accounting standards and SEC rules. See Note 5 – Segment Information within Item 8 of this Annual Report on Form 10-K for more information about how our segment revenue is calculated and a reconciliation to our GAAP results.

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

HWC is the larger of the two segments of the Company, generating approximately 60% of our segment revenue for the year ended December 31, 2023. Addressing four key areas, Health, Wealth, Career and Benefits Delivery & Outsourcing, the segment is focused on addressing our clients’ people and risk needs to help them succeed in a global marketplace.

The following table sets forth HWC segment revenue for the years ended December 31, 2023 and 2022, and the components of the change in revenue for the year ended December 31, 2023 from the year ended December 31, 2022.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Years Ended December 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2023	2022	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$5,582	$5,287	6%	—%	6%	—%	6%

HWC segment revenue for the years ended December 31, 2023 and 2022 was $5.6 billion and $5.3 billion, respectively. Organic growth was led by Benefits Delivery & Outsourcing, driven by higher volumes and placements of Medicare Advantage and life policies in Individual Marketplace and increased project activity in Outsourcing. Our Wealth businesses generated organic revenue growth from higher levels of Retirement work in North America and Europe, along with new client acquisitions and higher fees in Investments. Health had organic revenue growth driven by the continued expansion of our Global Benefits Management client portfolio, expanded consulting work and increased brokerage income. Career had organic revenue growth from increased compensation survey sales and executive compensation and other reward-based advisory services.

Risk & Broking (‘R&B’)

The R&B segment provides a broad range of risk advice, insurance brokerage and consulting services to clients worldwide ranging from small businesses to multinational corporations.

R&B generated approximately 40% of our segment revenue for the year ended December 31, 2023. The segment comprises two primary businesses - Corporate Risk & Broking and Insurance Consulting and Technology.

The following table sets forth R&B segment revenue for the years ended December 31, 2023 and 2022, and the components of the change in revenue for the year ended December 31, 2023 from the year ended December 31, 2022.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Years Ended December 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2023	2022	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue	$3,735	$3,460	8%	—%	8%	(1)%	10%

R&B segment revenue for the years ended December 31, 2023 and 2022 was $3.7 billion and $3.5 billion, respectively. Despite significant pressure from headwinds from book-of-business settlement revenue in the comparable period, Corporate Risk & Broking generated solid organic revenue growth driven by strong new business and improved client retention. Insurance Consulting and Technology had organic revenue growth from software sales and increased project revenue.

Costs of Providing Services (Continuing Operations)

Total costs of providing services for the year ended December 31, 2023 were $8.1 billion, compared to $7.7 billion for the year ended December 31, 2022, an increase of $430 million, or 6%. See the following discussion for further details.

Salaries and Benefits

Salaries and benefits for the year ended December 31, 2023 were $5.3 billion, compared to $5.1 billion for the year ended December 31, 2022, an increase of $279 million, or 6%. The increase in the current year is primarily due to higher salary expense, driven by increased colleague headcount and cost-of-living compensation adjustments, and increased incentive and benefit costs for the year.

Salaries and benefits, as a percentage of revenue, represented 56% and 57% for the years ended December 31, 2023 and 2022, respectively.

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

Other operating expenses for both years ended December 31, 2023 and 2022 were $1.8 billion, an increase of $39 million, or 2%. The increase was primarily due to higher professional service and marketing-related expenses for the current year as compared to the prior-year, and higher travel and entertainment costs due to the continued increase of post-pandemic activity. These increases were partially offset by the absence of the prior-year asset impairments incurred, mostly accounts receivables, related to Russian insurance contracts placed by U.K. brokers in the London market (see Note 3 — Acquisitions and Divestitures within Item 8 of this Annual Report on Form 10-K) and lower external labor fees in the current year.

Depreciation

Depreciation represents the expense incurred over the useful lives of our tangible fixed assets and internally-developed software. Depreciation for the year ended December 31, 2023 was $242 million, compared to $255 million for the year ended December 31, 2022, a decrease of $13 million, or 5%. The year-over-year decrease was primarily due to a lower depreciable base of assets resulting from business disposals and a lower dollar value of assets placed in service during the past few years.

Amortization

Amortization represents the amortization of acquired intangible assets, including acquired internally-developed software. Amortization for the year ended December 31, 2023 was $263 million, compared to $312 million for the year ended December 31, 2022, a decrease of $49 million, or 16%. Our intangible amortization is generally more heavily weighted to the initial years of the useful lives of the related intangibles, and therefore amortization related to intangible assets will continue to decrease over time.

Restructuring Costs

Restructuring costs for the years ended December 31, 2023 and 2022 were $68 million and $99 million, respectively. Restructuring costs in both the current year and prior year primarily related to the real estate rationalization component of the Transformation program commenced by the Company during the fourth quarter of 2021 (see Transformation Program within this section and Note 6 — Restructuring Costs within Item 8 of this Annual Report on Form 10-K).

Transaction and Transformation, Net

Transaction and transformation, net for the years ended December 31, 2023 was $386 million, compared to $181 million for the year ended December 31, 2022, an increase of $205 million. Transaction and transformation costs for the current year were higher primarily due to increased consulting and compensation costs related to our Transformation program (see ‘Transformation Program’ elsewhere within this Item 7) incurred in the current year as compared to the prior year.

Income from Operations

Income from operations for the year ended December 31, 2023 was $1.4 billion, compared to $1.2 billion for the year ended December 31, 2022, an increase of $187 million. This increase resulted primarily from higher revenue, the absence of the prior-year’s asset impairment expense discussed above and lower restructuring costs in the current year, partially offset by higher salary expense and incentive and benefit costs, increased transaction and transformation costs, higher professional service and marketing-related expenses and increased travel and entertainment costs in the current year as compared to the prior year.

Interest Expense

Interest expense for the years ended December 31, 2023 and 2022 was $235 million and $208 million, respectively. Interest expense, which is attributable primarily to our senior notes, increased by $27 million for the year ended December 31, 2023, which was primarily the result of higher levels of indebtedness in the current year.

Other Income, Net

Other income, net includes gains and losses on disposals of operations, pension credits or expenses that are not attributable to service expense, interest in earnings of associates, foreign exchange gains and losses and other miscellaneous non-operating income and costs.

Other income, net for the year ended December 31, 2023 was $149 million, compared to $288 million for the year ended December 31, 2022, a decrease of $139 million. Other income, net decreased due to lower pension income, which was primarily attributable to higher interest costs resulting from higher assumed discount rates in the current year, partially offset by greater gains on disposals in the current year.

Provision for Income Taxes

Provision for income taxes on continuing operations for the year ended December 31, 2023 was $215 million, compared to $194 million for the year ended December 31, 2022. The effective tax rates for the years ended December 31, 2023 and 2022 were 16.8%

and 15.4%, respectively. These effective tax rates are calculated using extended values from our consolidated statements of comprehensive income and are therefore more precise tax rates than can be calculated from rounded values. The current year effective tax rate includes a $20 million deferred tax benefit related to changes in state apportionment and a $10 million deferred tax benefit related to the remeasurement of deferred tax assets and liabilities associated with the enactment of the Bermuda corporate income tax law. The prior-year effective tax rate includes a $34 million tax benefit associated with amending the Company’s U.S. federal income tax returns for tax years 2019 and 2020, primarily related to the reduction of Base Erosion and Anti Abuse Tax (‘BEAT’), and a $22 million income tax benefit associated with foreign exchange remeasurement on income tax account balances.

In December 2022, E.U. member states formally adopted the E.U.’s Pillar Two Directive, which introduces a global corporate minimum tax of 15% for certain large multinational companies. For the rules to take effect, E.U. member states were required to enact domestic legislation by the end of 2023 to be effective January 1, 2024. While we do not anticipate that this will have a material impact on our tax provision or effective tax rate, we continue to monitor evolving tax legislation in the jurisdictions in which we operate.

Loss from Discontinued Operations, Net of Tax

The following table presents selected financial information as it relates to loss from discontinued operations, net of tax:

Year ended December 31,
2022
Revenue from discontinued operations	$48
Costs of providing services
Salaries and benefits	14
Other operating expenses	10
Total costs of providing services	24
Other income, net	5
Income from discontinued operations before income taxes	29
Loss on disposal of Willis Re	(65)
Benefit from income tax expense	1
Net income payable to Gallagher on Deferred Closing	(5)
Loss from discontinued operations, net of tax	$(40)

Loss from discontinued operations, net of tax for the year ended December 31, 2022 was $40 million. The operations of our Willis Re business were reclassified to discontinued operations upon our entering into an agreement to sell the business during the third quarter of 2021 (see Note 3 - Acquisitions and Divestitures within Item 8 of this Annual Report on Form 10-K). Loss from discontinued operations in the prior year are primarily attributable to the adjustments to the gain on disposal resulting from finalizing the value of the net assets transferred and the operations of the deferred closing entities and run-off activity associated with the divestiture.

Net Income Attributable to WTW

Net income attributable to WTW for the year ended December 31, 2023 was $1.1 billion, compared to $1.0 billion for the year ended December 31, 2022, an increase of $46 million. This increase resulted primarily from higher revenue, the absence of the prior-year’s asset impairment expense discussed above, higher gains on disposals and lower restructuring costs in the current year, partially offset by higher salary expense and incentive and benefit costs, increased transaction and transformation costs, lower pension income, higher professional service and marketing-related expenses and higher travel and entertainment costs in the current year.

Liquidity and Capital Resources

Executive Summary

Our principal sources of liquidity are funds generated by operating activities, available cash and cash equivalents and amounts available under our revolving credit facility and any new debt offerings. These sources of liquidity will fund our short-term and long-term obligations at December 31, 2023. Our most significant long-term obligations include mandatory debt and related interest, operating leases and pension obligations and contributions to our qualified pension plans.

There has been significant volatility in financial markets, including occasional declines in equity markets, inflation and changes in interest rates and reduced liquidity on a global basis. Specific to WTW, following the reduced spending driven by the COVID-19 pandemic, spending on travel and associated expenses began to increase in 2022, and this trend continued during 2023 following the return to office for many companies increasing in-person interactions.

Based on our current balance sheet and cash flows, current market conditions and information available to us at this time, we believe that WTW has access to sufficient liquidity, which includes all of the borrowing capacity available to draw against our $1.5 billion revolving credit facility, to meet our cash needs for the next twelve months, including investments in the business for growth and those related to our Transformation program, scheduled debt repayments, share repurchases and dividend payments. During the year ended December 31, 2023, we completed an offering of $750 million aggregate principal amount of 5.350% senior notes due 2033 and used the net proceeds to repay in full the $250 million aggregate principal amount and related accrued interest of 4.625% senior notes. The Company will use the remaining net proceeds for general corporate purposes. Additionally, during the year ended December 31, 2023 we repurchased $1.0 billion of shares, with remaining authorization to repurchase an additional $1.3 billion as of December 31, 2023.

We consider many factors, including market and economic conditions, applicable legal requirements and other business considerations, when considering whether to repurchase shares. The share repurchase program has no termination date and may be suspended or discontinued at any time.

Before its disposal in 2021, Willis Re’s operating cash flows approximated its pre-tax income and any adjustments for working capital movements (see Note 3 — Acquisitions and Divestitures in Item 8 within this Annual Report on Form 10-K). Certain costs historically allocated to the Willis Re business are included in continuing operations and were retained following the disposal, but are being partially offset by reimbursements through the TSA. Costs incurred to service the TSA are expected to be reduced as part of the Company’s Transformation program as quickly as possible when the services are no longer required by Gallagher.

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

Cash and Cash Equivalents

Our cash and cash equivalents at December 31, 2023 and 2022 totaled $1.4 billion and $1.3 billion, respectively. The increase in cash from December 31, 2022 to December 31, 2023 was due primarily to increased cash flow from operations, driven by operating margin improvement and the non-recurrence of certain prior-year headwinds related to foreign currency, tax and discretionary compensation, partially offset by increased Transformation program costs and $1.0 billion of share repurchases.

Additionally, we had all of the borrowing capacity available to draw against our $1.5 billion revolving credit facility at December 31, 2023.

Included within cash and cash equivalents at December 31, 2023 and 2022 are amounts held for regulatory capital adequacy requirements, including $105 million and $99 million, respectively, held within our regulated U.K. entities.

Summarized Consolidated Cash Flows

The following table presents the summarized consolidated cash flow information for the years ended:

	Years ended December 31,
	2023	2022
	(in millions)
Net cash from/(used in):
Operating activities	$1,345	$812
Investing activities	(1,085)	(173)
Financing activities	(1,200)	(3,445)
DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(940)	(2,806)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	11	(164)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR (i)	4,721	7,691
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR (i)	$3,792	$4,721

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

Cash Flows From Operating Activities

Cash flows from operating activities were $1.3 billion for 2023, compared to $812 million for 2022. The $1.3 billion net cash from operating activities for 2023 included net income of $1.1 billion and $652 million of favorable non-cash adjustments, partially offset by unfavorable changes in operating assets and liabilities of $371 million. The $652 million of favorable non-cash adjustments primarily includes depreciation, amortization and non-cash lease expense. The increase in cash flows from operating activities as compared to the prior year was due primarily to operating margin improvement and the non-recurrence of prior-year headwinds, including realized losses on foreign currency hedges, payments made in the prior year for certain discretionary compensation and taxes for one-time gains recognized in connection with the Willis Re divestiture and the 2021 income receipt related to the Aon plc (‘Aon’) transaction termination. These tailwinds were partially offset by increased Transformation program-related costs.

Cash flows from operating activities of $812 million for 2022 included net income of $1.0 billion, and $676 million of favorable non-cash adjustments, partially offset by unfavorable changes in operating assets and liabilities of $888 million. The $676 million of favorable non-cash adjustments primarily includes depreciation, amortization and non-cash lease expense.

Cash Flows Used In Investing Activities

Cash flows used in investing activities for the year ended December 31, 2023 were $1.1 billion compared to $173 million for the year ended December 31, 2022. The cash flows used in investing activities for the year ended December 31, 2023 consisted primarily of cash and fiduciary funds of $922 million associated with the transfer to Gallagher under a new side letter to the Willis Re sale agreement (see Note 3 — Acquisitions and Divestitures within Item 8 of this Annual Report on Form 10-K for more information) and $242 million of capital expenditures and capitalized software additions.

Cash flows used in investing activities of $173 million for the year ended December 31, 2022 consisted of capital expenditures and capitalized software additions of $204 million and net cash outflows for acquisitions and divestitures of $169 million, partially offset by sales of investments of $200 million.

Cash Flows Used In Financing Activities

Cash flows used in financing activities for the year ended December 31, 2023 were $1.2 billion. The significant financing activities included share repurchases of $1.0 billion, dividend payments of $352 million and net payments from fiduciary funds held for clients of $234 million, partially offset by $487 million of net proceeds from the issuance of debt.

Cash flows used in financing activities for the year ended December 31, 2022 were $3.4 billion. The significant financing activities included share repurchases of $3.5 billion, debt repayments of $585 million and dividend payments of $369 million, partially offset by $750 million of net proceeds from the issuance of debt and $354 million of net proceeds from fiduciary funds held for clients.

Indebtedness

Total debt, total equity, and the capitalization ratio at December 31, 2023 and December 31, 2022 were as follows:

	December 31,
	2023	2022
	(in millions)
Long-term debt	$4,567	$4,471
Current debt	650	250
Total debt	$5,217	$4,721

Total WTW shareholders’ equity	$9,520	$10,016

Capitalization ratio	35.4%	32.0%

At December 31, 2023, our mandatory debt repayments over the next twelve months include $650 million outstanding on our 3.600% senior notes due 2024. For more information regarding our current and long-term debt, please see ‘Supplemental Guarantor Financial Information’ elsewhere within this Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

At December 31, 2023 and 2022, we were in compliance with all financial covenants.

Fiduciary Funds

As an intermediary, we hold funds, generally in a fiduciary capacity, for the account of third parties, typically as the result of premiums received from clients that are in transit to insurers and claims due to clients that are in transit from insurers. We also hold funds for clients of our benefits account businesses, some of which are invested in open-ended mutual funds as directed by the participant. These fiduciary funds are included in fiduciary assets on our consolidated balance sheets. We present the equal and corresponding fiduciary liabilities related to these fiduciary funds representing amounts or claims due to our clients or premiums due on their behalf to insurers on our consolidated balance sheets.

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

At December 31, 2023 and 2022, we had fiduciary funds of $2.6 billion and $3.6 billion, respectively. At December 31, 2022, $945 million of these funds were attributable to the divested Willis Re business. All amounts have since been settled or transferred to Gallagher due to the termination of the co-broking agreement (see Note 3 — Acquisitions and Divestitures within Item 8 of this Annual Report on Form 10-K for further information).

Share Repurchase Program

The Company is authorized to repurchase shares, by way of redemption or otherwise, and will consider whether to do so from time to time, based on many factors, including market conditions. There are no expiration dates for our repurchase plans or programs.

On July 26, 2021, the board of directors approved a $1.0 billion increase to the existing share repurchase program, which was previously at $500 million. Additionally, on September 16, 2021, the board of directors approved a $4.0 billion increase to the existing share repurchase program, on May 25, 2022, approved a $1.0 billion increase to the existing share repurchase program, and on September 20, 2023, approved a $1.0 billion increase to the existing share repurchase program. These increases brought the total approved authorization, since April 20, 2016, to $9.2 billion. See Part II, Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in this Annual Report on Form 10-K for further information regarding the Company’s share repurchase program.

At December 31, 2023, approximately $1.3 billion remained on the current repurchase authority. The maximum number of shares that could be repurchased based on the closing price of our ordinary shares on December 31, 2023 of $241.20 was 5,565,955.

The following table presents specified information about the Company’s repurchases of ordinary shares for the year ended December 31, 2023:

Year ended December 31, 2023
Shares repurchased	4,482,846
Average price per share	$223.10
Aggregate repurchase cost (excluding broker costs)	$1.0 billion

Dividends

Total cash dividends of $352 million were paid during the year ended December 31, 2023. In February 2024, the board of directors is expected to approve a quarterly cash dividend to shareholders of record as of March 31, 2024.

Capital Commitments

The Company’s capital expenditures for fixed assets and software for internal use were $153 million for the year ended December 31, 2023. Capital expenditures for fixed assets and software for internal use, which include expenditures under our Transformation program, are expected to be in the range of $175 million to $200 million for the year ended December 31, 2024. We expect cash from operations to adequately provide for these cash needs.

Supplemental Guarantor Financial Information

As of December 31, 2023, WTW has issued the following debt securities (the ‘notes’):

a)
Willis North America Inc. (‘Willis North America’) has approximately $4.4 billion senior notes outstanding, of which $650 million were issued on May 16, 2017, $1.0 billion were issued on September 10, 2018, $1.0 billion were issued on September 10, 2019, $275 million were issued on May 29, 2020, $750 million were issued on May 19, 2022, and $750 million were issued on May 17, 2023; and
b)
Trinity Acquisition plc has $825 million senior notes outstanding, of which $275 million were issued on August 15, 2013 and $550 million were issued on March 22, 2016, and a $1.5 billion revolving credit facility, on which no balance was outstanding at December 31, 2023.

The following table presents a summary of the entities that issue each note and those wholly-owned subsidiaries of the Company that guarantee each respective note on a joint and several basis as of December 31, 2023. These subsidiaries are all consolidated by Willis Towers Watson plc (the ‘parent company’) and together with the parent company comprise the ‘Obligor group’.

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

Each member of the Obligor group has only a stockholder’s claim on the assets of the non-guarantor subsidiaries. This stockholder’s claim is junior to the claims that creditors have against those non-guarantor subsidiaries. Holders of the notes will only be creditors of the Obligor group and not creditors of the non-guarantor subsidiaries. As a result, all of the existing and future liabilities of the non-guarantor subsidiaries, including any claims of trade creditors and preferred stockholders, will be structurally senior to the notes. As of and for the periods ended December 31, 2023 and 2022, the non-guarantor subsidiaries represented substantially all of the total assets and accounted for substantially all of the total revenue of the Company prior to consolidating adjustments. The non-guarantor subsidiaries have other liabilities, including contingent liabilities that may be significant. Each indenture does not contain any limitations on the amount of additional debt that the Obligor group and the non-guarantor subsidiaries may incur. The amounts of this debt could be substantial, and this debt may be debt of the non-guarantor subsidiaries, in which case this debt would be effectively senior in right of payment to the notes.

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

Intercompany balances and transactions between members of the Obligor group have been eliminated. All intercompany balances and transactions between the Obligor group and the non-guarantor subsidiaries have been presented in the disclosures below on a net presentation basis, rather than a gross basis, as this better reflects the nature of the intercompany positions and presents the funding or funded position that is to be received or owed. The intercompany balances and transactions between the Obligor group and non-guarantor subsidiaries, presented below, relate to a number of items including loan funding for acquisitions and other purposes, transfers of surplus cash between subsidiary companies, funding provided for working capital purposes, settlement of expense accounts, transactions related to share-based payment arrangements and share issuances, intercompany royalty arrangements, intercompany dividends and intercompany interest. At December 31, 2023 and 2022, the intercompany balances of the Obligor group with non-guarantor subsidiaries were net receivables of $3.4 billion and $600 million, respectively, and net payables of $14.0 billion and $10.2 billion, respectively.

No balances or transactions of non-guarantor subsidiaries are presented in the disclosures other than the intercompany items noted above.

Presented below is certain summarized financial information for the Obligor group.

	As of December 31, 2023	As of December 31, 2022
	(in millions)
Total current assets	$299	$216
Total non-current assets	3,454	685
Total current liabilities	7,576	6,916
Total non-current liabilities	11,848	8,212

Year ended December 31, 2023
(in millions)
Revenue	$1,951
Income from operations	1,643
Income from operations before income taxes (i)	849
Net income	1,022
Net income attributable to Willis Towers Watson	1,022

(i)
Includes intercompany expense, net of the Obligor group from non-guarantor subsidiaries of $262 million for the year ended December 31, 2023.

Non-GAAP Financial Measures

In order to assist readers of our consolidated financial statements in understanding the core operating results that WTW’s management uses to evaluate the business and for financial planning purposes, we present the following non-GAAP measures and their most directly comparable U.S. GAAP measure:

Most Directly Comparable U.S. GAAP Measure	Non-GAAP Measure
As reported change	Constant currency change
As reported change	Organic change
Income from operations/margin	Adjusted operating income/margin
Net income/margin	Adjusted EBITDA/margin
Net income attributable to WTW	Adjusted net income
Diluted earnings per share	Adjusted diluted earnings per share
Income from continuing operations before income taxes	Adjusted income before taxes
Provision for income taxes/U.S. GAAP tax rate	Adjusted income taxes/tax rate
Net cash from operating activities	Free cash flow/margin

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

A reconciliation of the reported change to the constant currency and organic change for the year ended December 31, 2023 from the year ended December 31, 2022 is as follows. The components of revenue change may not add due to rounding.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Years ended December 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2023	2022	Change	Impact	Change	Divestitures	Change
	($ in millions)
Revenue	$9,483	$8,866	7%	—%	7%	—%	8%

For the year ended December 31, 2023, our as-reported revenue increased by 7%, and our organic revenue increased by 8%. The increases in both as-reported and organic revenue were driven by strong performances in both segments as well as the recognition of higher interest income that is not allocated to the segments.

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

Reconciliations of income from operations to adjusted operating income for the years ended December 31, 2023 and 2022 are as follows:

	Years Ended December 31,
	2023	2022
	($ in millions)
Income from operations	$1,365	$1,178
Adjusted for certain items:
Impairment	—	81
Amortization	263	312
Restructuring costs	68	99
Transaction and transformation	386	181
Adjusted operating income	$2,082	$1,851
Income from operations margin	14.4%	13.3%
Adjusted operating income margin	22.0%	20.9%

Adjusted operating income increased for the year ended December 31, 2023 to $2.1 billion, from $1.9 billion for the year ended December 31, 2022. This increase resulted primarily from higher revenue, partially offset by higher salary expense and incentive and benefit costs, higher professional service and marketing-related expenses and increased travel and entertainment costs in the current year as compared to the prior year.

Adjusted EBITDA/Margin

We consider adjusted EBITDA/margin to be important financial measures, which are used internally to evaluate and assess our core operations, to benchmark our operating results against our competitors and to evaluate and measure our performance-based compensation plans.

Adjusted EBITDA is defined as net income adjusted for income or loss from discontinued operations, net of tax, provision for income taxes, interest expense, impairment, depreciation and amortization, restructuring costs, transaction and transformation, gains and losses on disposals of operations and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results. Adjusted EBITDA margin is calculated by dividing adjusted EBITDA by revenue.

Reconciliations of net income to adjusted EBITDA for the years ended December 31, 2023 and 2022 are as follows:

	Years Ended December 31,
	2023	2022
	($ in millions)
NET INCOME	$1,064	$1,024
Loss from discontinued operations, net of tax	—	40
Provision for income taxes	215	194
Interest expense	235	208
Impairment	—	81
Depreciation	242	255
Amortization	263	312
Restructuring costs	68	99
Transaction and transformation	386	181
Gain on disposal of operations	(43)	(7)
Adjusted EBITDA	$2,430	$2,387
Net income margin	11.2%	11.5%
Adjusted EBITDA margin	25.6%	26.9%

Adjusted EBITDA for both the years ended December 31, 2023 and 2022 was $2.4 billion, an increase of $43 million. This increase was due primarily to higher revenue, partially offset by higher salary expense and incentive and benefit costs, lower pension income, higher professional service and marketing-related expenses and increased travel and entertainment costs in the current year as compared to the prior year.

Adjusted Net Income and Adjusted Diluted Earnings Per Share

Adjusted net income is defined as net income attributable to WTW adjusted for income or loss from discontinued operations, net of tax, impairment, amortization, restructuring costs, transaction and transformation, gains and losses on disposals of operations and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results and the related tax effect of those adjustments and the tax effects of internal reorganizations. This measure is used solely for the purpose of calculating adjusted diluted earnings per share.

Adjusted diluted earnings per share is defined as adjusted net income divided by the weighted-average number of ordinary shares, diluted. Adjusted diluted earnings per share is used to internally evaluate and assess our core operations and to benchmark our operating results against our competitors.

Reconciliations of net income attributable to WTW to adjusted diluted earnings per share for the years ended December 31, 2023 and 2022 are as follows:

	Years Ended December 31,
	2023	2022
	($ and weighted-average shares in millions)
NET INCOME ATTRIBUTABLE TO WTW	$1,055	$1,009
Adjusted for certain items:
Loss from discontinued operations, net of tax	—	40
Impairment	—	81
Amortization	263	312
Restructuring costs	68	99
Transaction and transformation	386	181
Gain on disposal of operations	(43)	(7)
Tax effect on certain items listed above (i)	(195)	(188)
Tax effect of the CARES Act	—	(24)
Tax effect of internal reorganizations	2	4
	$1,536	$1,507
Weighted-average ordinary shares — diluted	106	112
Diluted earnings per share	$9.95	$8.98
Adjusted for certain items (ii):
Loss from discontinued operations, net of tax	—	0.36
Impairment	—	0.72
Amortization	2.48	2.78
Restructuring costs	0.64	0.88
Transaction and transformation	3.64	1.61
Gain on disposal of operations	(0.41)	(0.06)
Tax effect on certain items listed above (i)	(1.84)	(1.67)
Tax effect of the CARES Act	—	(0.21)
Tax effect of internal reorganizations	0.02	0.04
Adjusted diluted earnings per share	$14.49	$13.41

(i)
The tax effect was calculated using an effective tax rate for each item.
(ii)
Per share values and totals may differ due to rounding.

Our adjusted diluted earnings per share increased for the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily due to a lower weighted-average outstanding share count attributable to our share repurchase activity in the current year and higher revenue, partially offset by higher salary expense and incentive and benefit costs, lower pension income, higher professional service and marketing-related expenses and increased travel and entertainment costs in the current year as compared to the prior year.

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

Reconciliations of income from continuing operations before income taxes to adjusted income before taxes and provision for income taxes to adjusted income taxes for the years ended December 31, 2023 and 2022 are as follows:

	Years Ended December 31,
	2023	2022
	($ in millions)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$1,279	$1,258
Adjusted for certain items:
Impairment	—	81
Amortization	263	312
Restructuring costs	68	99
Transaction and transformation	386	181
Gain on disposal of operations	(43)	(7)
Adjusted income before taxes	$1,953	$1,924

Provision for income taxes	$215	$194
Tax effect on certain items listed above (i)	195	188
Tax effect of the CARES Act	—	24
Tax effect of internal reorganizations	(2)	(4)
Adjusted income taxes	$408	$402

U.S. GAAP tax rate	16.8%	15.4%
Adjusted income tax rate	20.9%	20.9%

(i)
The tax effect was calculated using an effective tax rate for each item.

Our U.S. GAAP tax rates were 16.8% and 15.4% for the years ended December 31, 2023 and 2022, respectively. The current year U.S. GAAP tax rate includes a $20 million deferred tax benefit related to changes in state apportionment and a $10 million deferred tax benefit related to the remeasurement of deferred tax assets and liabilities associated with the enactment of the Bermuda corporate income tax law. The prior year U.S. GAAP tax rate includes a $34 million tax benefit associated with amending the Company’s U.S. federal income tax returns for tax years 2019 and 2020, primarily related to the reduction of the BEAT, and a $22 million income tax benefit associated with foreign exchange remeasurement on income tax account balances.

Our adjusted income tax rates were 20.9% for both years ended December 31, 2023 and 2022.

Free Cash Flow/Margin

Free cash flow is defined as cash flows from operating activities less cash used to purchase fixed assets and software for internal use. Free cash flow is a liquidity measure and is not meant to represent residual cash flow available for discretionary expenditures. Free cash flow margin, which we include on an annual basis as seasonal fluctuations in our revenue render it not meaningful during interim periods, is calculated by dividing free cash flow by revenue.

Management believes that free cash flow and free cash flow margin present the core operating performance and cash generating capabilities of our business operations.

Reconciliations of cash flows from operating activities to free cash flow for the years ended December 31, 2023 and 2022 are as follows:

	Years ended December 31,
	2023	2022
	(in millions)
Cash flows from operating activities	$1,345	$812
Less: Additions to fixed assets and software for internal use	(153)	(138)
Free cash flow	$1,192	$674
Revenue	$9,483	$8,866
Free cash flow margin	12.6%	7.6%

The favorable movement in free cash flow and free cash flow margin during the current-year period was primarily due to operating margin improvement and the non-recurrence of prior-year headwinds, including realized losses on foreign currency hedges, payments made in the prior year for certain discretionary compensation and taxes for one-time gains recognized in connection with the Willis Re divestiture and the 2021 income receipt related to the Aon transaction termination. These tailwinds were partially offset by increased Transformation program-related costs.

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

Descriptions of our U.S. and U.K. plans, which comprise 88% of our projected benefit obligations and 91% of our plan assets, are below:

United States

Legacy Willis – This plan was frozen in 2009. Approximately 600 WTW employees in the United States have a frozen accrued benefit under this plan.

WTW Plan – Substantially all U.S. employees are eligible to participate in this plan. Benefits are provided under a stable value pension plan design. The original stable value design came into effect on January 1, 2012. Plan participants prior to July 1, 2017 earn benefits without having to make employee contributions, and all newly-eligible employees after that date are required to contribute 2% of pay on an after-tax basis to participate in the plan. Effective January 1, 2024, stable value benefits are earned under the same contributory formula for all eligible colleagues. To participate, participants are required to contribute 2% of eligible earnings (base salary only) on an after-tax basis.

United Kingdom

Legacy Willis – This plan covers approximately 400 WTW employees in the U.K. The plan is now closed to new entrants. New employees in the U.K. are offered the opportunity to join a defined contribution plan.

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

We recorded a combined $39 million net periodic benefit income for our U.S. and U.K. plans for the year ended December 31, 2023. For the U.S. and U.K. plans, the following table presents our estimated net periodic benefit income for 2024 and the impact to both plans of a 0.25% increase and decrease to both the expected return on assets (‘EROA’) and the discount rate assumptions; and the projected benefit obligations as of December 31, 2023 and the impact of a 0.25% increase and decrease to the discount rates:

	Totals - current estimates	Impact of 0.25% change to EROA		Impact of 0.25% change to discount rate
		Increase	Decrease	Increase	Decrease
Estimated 2024 (income)/expense:
U.S. Plans	$(28)	$(9)	$9	$(7)	$7
U.K. Plans	$3	$(8)	$8	$(1)	$1
Projected benefit obligation at December 31, 2023:
U.S. Plans	$4,098	N/A	N/A	$(103)	$108
U.K. Plans	$2,558	N/A	N/A	$(82)	$87

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

Goodwill is tested at the reporting unit level, and the Company had seven reporting units as of October 1, 2023. During fiscal year 2023, the Company performed the impairment test for all reporting units which resulted in no impairments being identified. Six out of seven of our reporting units had estimated fair values that were significantly in excess of their carrying values. However, through this analysis, we determined that the reporting unit comprising our BDA business had a narrowed margin of excess fair value in 2023, driven primarily by reductions in market multiples for industry-specific competitors and an increase in the discount rate. This business had an excess fair value margin of 6.4% and holds $2.3 billion of goodwill at December 31, 2023. The Company continuously monitors and evaluates relevant events and circumstances that could unfavorably impact the significant assumptions noted above, including changes to the regulatory environment, general industry, market and macro-economic conditions and recent market valuations from transactions of comparable companies. It is possible that future changes in such circumstances, or in the inputs or assumptions used in estimating the fair value of the reporting unit, could require the Company to record a non-cash impairment charge.

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

The table below gives an approximate analysis of revenue and expenses from continuing operations by currency in 2023.

	U.S. dollars	Pounds sterling	Euro	Other currencies
Revenue	60%	11%	14%	15%
Expenses (i)	54%	17%	12%	17%

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

The foreign exchange risks in our London market operations are hedged to the extent that:

•
forecasted Pounds sterling expenses exceed Pounds sterling revenue, in which case the Company limits its exposure to this exchange rate risk by the use of forward and option contracts matched to a portion of the forecasted Pounds sterling outflows arising in the ordinary course of business. In addition, we are also exposed to foreign exchange risk on any net Pounds sterling asset or liability position in our London market operations; and
•
the U.K. operations also earn significant revenue in Euro and Japanese yen. The Company limits its exposure to changes in the exchange rates between the U.S. dollar and these currencies by the use of foreign exchange contracts matched to a proportion of forecast cash inflows in these specific currencies and periods.

Intercompany lending between subsidiaries

The Company engages in intercompany borrowing and lending between subsidiaries, primarily through its in-house banking operations which give rise to foreign exchange exposures. The Company mitigates these risks through the use of short-term foreign currency forward and swap transactions that offset the underlying exposure created when the borrower and lender have different functional currencies. These derivatives are not generally designated as hedging instruments and at December 31, 2023, we had notional amounts of $1.2 billion (denominated primarily in U.S. dollars, Pounds sterling and Euros), with a net asset fair value of $3 million. Such derivatives typically mature within three months.

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

The table below provides information about our foreign currency forward exchange and option contracts which are designated as hedging instruments and are sensitive to exchange rate risk. The table summarizes the U.S. dollar equivalent amounts of each currency bought and sold forward and the weighted-average contractual exchange rates. All forward exchange contracts mature within two years.

	Settlement date before December 31,
	2024		2025
December 31, 2023	Contract amount	Average contractual exchange rate	Contract amount	Average contractual exchange rate
	(millions)		(millions)
Foreign currency sold
U.S. dollars sold for Pounds sterling	$63	$1.23 = £1	$26	$1.24 = £1
Euros sold for U.S. dollars	24	€1 = $1.07	6	€1 = $1.10
Total	$87		$32
Fair value (i)	$1		$1

(i)
Represents the difference between the contract amount and the cash flow in U.S. dollars which would have been receivable had the foreign currency forward exchange contracts been entered into on December 31, 2023 at the forward exchange rates prevailing at that date.

Income earned within foreign subsidiaries outside of the U.K. is generally offset by expenses in the same local currency, however the Company does have exposure to foreign exchange movements on the net income of these entities.

Interest Rate Risk

The Company has access to $1.5 billion under a revolving credit facility (see Note 11 — Debt within Item 8 of this Annual Report on Form 10-K for further information). As of December 31, 2023, no amount was drawn on this facility. We are also subject to market risk from exposure to changes in interest rates based on our investing activities where our primary interest rate risk arises from changes in short-term interest rates in U.S. dollars, Pounds sterling and Euros.

The table below provides information about our financial instruments that are sensitive to changes in interest rates. The Company had no outstanding floating rate-based debt at December 31, 2023.

	Expected to mature before December 31,
	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value (i)
	($ in millions)
Fixed rate debt
Principal	$650	$—	$550	$750	$600	$2,700	$5,250	$5,004
Fixed rate payable	3.600%	—	4.400%	4.650%	4.500%	4.440%	4.368%

(i)
Represents the net present value of the expected cash flows discounted at current market rates of interest or quoted market rates as appropriate.

Interest Income on Fiduciary Funds

We are exposed to interest rate risk. Specifically, as a result of our operating activities, we receive cash for premiums and claims which we deposit in high-quality bank term deposit and money market funds, on which we earn interest, where permitted. We also hold funds for clients of our benefits accounts businesses. For the benefit funds not invested, cash and cash equivalents are held, on which we earn interest, until the funds are directed by plan participants to either be invested in mutual funds or paid out on their behalf. This interest earned is included in our consolidated financial statements as interest income. These funds are regulated in terms of access and the instruments in which they may be invested, most of which are short-term in maturity. As a result of measures taken by central banks around the world, rates offered on these investments have increased, in some cases significantly, over the course of the last year. This has resulted in the Company recognizing higher interest income over the same period in the prior year. Interest income in the future will be a function of the short-term rates we are able to obtain by currency and the cash balances available to invest in these instruments. Interest income was $145 million, $55 million and $12 million for the years ended December 31, 2023, 2022 and 2021, respectively. At December 31, 2023, we held $2.2 billion of fiduciary funds invested in interest-bearing accounts. If short-term interest rates increased or decreased by 25 basis points, interest earned on these invested fiduciary funds, and therefore our interest income recognized, would increase or decrease by approximately $6 million on an annualized basis.

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

Concentrations of credit risk with respect to receivables are limited due to the large number of clients and markets in which the Company does business, as well as the dispersion across many geographic areas. Management does not believe that significant risk exists in connection with the Company’s concentrations of credit as of December 31, 2023.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

INDEX TO FORM 10-K

For the year ended December 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Willis Towers Watson Public Limited Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Willis Towers Watson Public Limited Company and subsidiaries (the ‘Company’) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, changes in equity and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the ‘financial statements’). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America (‘US GAAP’).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (‘PCAOB’), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Provisions for Liabilities - Errors & Omissions Reserve — Refer to Notes 2, 15 and 16 to the financial statements

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the determination of E&O provisions included the following, among others:

•
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

•
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
•
We evaluated the E&O matters and the appropriateness of their projected settlement values through inquiries of, and confirmations from, in-house counsel and external lawyers handling those matters for the Company.

Goodwill – Benefits Delivery & Administration Reporting Unit— Refer to Notes 2 and 9 to the financial statements

Critical Audit Matter Description

The Company's evaluation of goodwill for impairment is performed annually as of October 1, and whenever indicators of impairment exist. Goodwill is tested at the reporting unit level, and the Company had seven reporting units as of October 1, 2023. In the impairment test, the fair value of each reporting unit is compared with its carrying value, including goodwill. If the carrying value of a reporting unit exceeds its fair value, the difference is recognized as an impairment loss. Through this analysis, the Company determined that the reporting unit comprising its Benefits Delivery & Administration (‘BDA’) business had a narrowed margin of excess fair value in 2023. The Company estimated the fair value of the reporting unit using the discounted cash flow method and guideline public company method. Significant management judgement is required to make assumptions and estimates that are subject to risk and uncertainty related to discount rate, and forecasts of future revenue and operating margin. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both.

Auditing management’s judgments related to its goodwill impairment analysis on the BDA reporting unit, and in particular the discount rate, and forecasts of future revenue and operating margin, involved especially complex and subjective auditor judgment and an increased extent of effort. This included the need to involve our fair value specialists when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the selection of the discount rate, specifically due to the sensitivity of the BDA reporting unit’s fair value to a change in the discount rate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the discount rate and forecasts of future revenue and operating margin used by management to estimate the fair value of the BDA reporting unit included the following, among others:

•
We tested the effectiveness of controls over the Company’s goodwill impairment evaluation, including those over the determination of the fair value of the BDA reporting unit, including controls related to management’s assumptions of discount rates, and forecasts of future revenues and operating margins.
•
We evaluated management’s ability to accurately forecast BDA reporting unit revenues and operating margins, by comparing actual results to management’s historical forecasts.
•
We evaluated the reasonableness of management’s BDA reporting unit forecasted revenues and operating margins by comparing the forecasts to:
o
Historical revenues and operating margins;
o
Internal communications to management and the Board of Directors; and,
o
Forecasted information included in Company press releases as well as in analyst and industry reports for the Company and certain of its peer companies.
•
With the assistance of our fair value specialists, we evaluated (1) the valuation methodology and (2) the discount rate. We developed a range of independent estimates and compared those to the discount rate selected by management.

/s/ Deloitte & Touche LLP

Philadelphia, PA

February 22, 2024

We have served as the Company’s auditor since 2017.

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Consolidated Statements of Comprehensive Income

(In millions of U.S. dollars, except per share data)

	Years ended December 31,
	2023	2022	2021
Revenue	$9,483	$8,866	$8,998
Costs of providing services
Salaries and benefits	5,344	5,065	5,253
Other operating expenses	1,815	1,776	1,673
Depreciation	242	255	281
Amortization	263	312	369
Restructuring costs	68	99	26
Transaction and transformation, net	386	181	(806)
Total costs of providing services	8,118	7,688	6,796
Income from operations	1,365	1,178	2,202
Interest expense	(235)	(208)	(211)
Other income, net	149	288	701
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,279	1,258	2,692
Provision for income taxes	(215)	(194)	(536)
INCOME FROM CONTINUING OPERATIONS	1,064	1,064	2,156
(LOSS)/INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(40)	2,080
NET INCOME	1,064	1,024	4,236
Income attributable to non-controlling interests	(9)	(15)	(14)
NET INCOME ATTRIBUTABLE TO WTW	$1,055	$1,009	$4,222
EARNINGS PER SHARE

Basic earnings per share:
Income from continuing operations per share	$10.01	$9.36	$16.68
(Loss)/income from discontinued operations per share	—	(0.36)	16.20
Basic earnings per share	$10.01	$9.00	$32.88
Diluted earnings per share:
Income from continuing operations per share	$9.95	$9.34	$16.63
(Loss)/income from discontinued operations per share	—	(0.36)	16.15
Diluted earnings per share	$9.95	$8.98	$32.78

NET INCOME	$1,064	$1,024	$4,236
Other comprehensive (loss)/income, net of tax:
Foreign currency translation	$173	$(499)	$(87)
Defined pension and post-retirement benefits	(408)	65	260
Derivative instruments	2	(2)	2
Other comprehensive (loss)/income, net of tax, before non-controlling interests	(233)	(436)	175
Comprehensive income before non-controlling interests	831	588	4,411
Comprehensive income attributable to non-controlling interests	(11)	(14)	(16)
Comprehensive income attributable to WTW	$820	$574	$4,395

See accompanying notes to the consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Consolidated Balance Sheets

(In millions of U.S. dollars, except share data)

	December 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$1,424	$1,262
Fiduciary assets	9,073	11,772
Accounts receivable, net	2,572	2,387
Prepaid and other current assets	364	414
Total current assets	13,433	15,835
Fixed assets, net	720	718
Goodwill	10,195	10,173
Other intangible assets, net	2,016	2,273
Right-of-use assets	565	586
Pension benefits assets	588	827
Other non-current assets	1,573	1,357
Total non-current assets	15,657	15,934
TOTAL ASSETS	$29,090	$31,769
LIABILITIES AND EQUITY
Fiduciary liabilities	$9,073	$11,772
Deferred revenue and accrued expenses	2,104	1,915
Current debt	650	250
Current lease liabilities	125	126
Other current liabilities	678	716
Total current liabilities	12,630	14,779
Long-term debt	4,567	4,471
Liability for pension benefits	563	480
Deferred tax liabilities	542	748
Provision for liabilities	365	357
Long-term lease liabilities	592	620
Other non-current liabilities	238	221
Total non-current liabilities	6,867	6,897
TOTAL LIABILITIES	19,497	21,676
COMMITMENTS AND CONTINGENCIES
EQUITY (i)
Additional paid-in capital	10,910	10,876
Retained earnings	1,466	1,764
Accumulated other comprehensive loss, net of tax	(2,856)	(2,621)
Treasury shares, at cost, 17,519 in 2022	—	(3)
Total WTW shareholders’ equity	9,520	10,016
Non-controlling interests	73	77
Total equity	9,593	10,093
TOTAL LIABILITIES AND EQUITY	$29,090	$31,769

(i)
Equity includes (a) Ordinary shares $0.000304635 nominal value; Authorized 1,510,003,775; Issued 102,538,072 (2023) and 106,756,364 (2022); Outstanding 102,538,072 (2023) and 106,756,364 (2022); (b) Preference shares, $0.000115 nominal value; Authorized 1,000,000,000 and Issued none in 2023 and 2022.

See accompanying notes to the consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Consolidated Statements of Cash Flows

(In millions of U.S. dollars)

	Years ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$1,064	$1,024	$4,236
Adjustments to reconcile net income to total net cash from operating activities:
Depreciation	242	255	281
Amortization	263	312	369
Impairment	—	81	—
Non-cash restructuring charges	38	71	—
Non-cash lease expense	105	120	160
Net periodic benefit of defined benefit pension plans	(26)	(153)	(168)
Provision for doubtful receivables from clients	6	13	19
(Benefit from)/provision for deferred income taxes	(109)	(50)	226
Share-based compensation	125	99	101
Net (gain)/loss on disposal of operations	(43)	59	(2,679)
Non-cash foreign exchange loss/(gain)	20	(137)	(10)
Other, net	31	6	(25)
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable	(206)	(188)	(134)
Other assets	(185)	(197)	(122)
Other liabilities	16	(495)	(175)
Provisions	4	(8)	(18)
Net cash from operating activities	1,345	812	2,061
CASH FLOWS (USED IN)/FROM INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	(153)	(138)	(148)
Capitalized software costs	(89)	(66)	(53)
Acquisitions of operations, net of cash acquired	(6)	(81)	(47)
Net proceeds/(payments) from sale of operations	89	(59)	4,048
Cash and fiduciary funds transferred in sale of operations	(922)	(29)	(1,030)
(Purchase)/sale of investments	(4)	200	(200)
Net cash (used in)/from investing activities	(1,085)	(173)	2,570
CASH FLOWS USED IN FINANCING ACTIVITIES
Senior notes issued	748	750	—
Debt issuance costs	(7)	(5)	(4)
Repayments of debt	(254)	(585)	(1,008)
Repurchase of shares	(1,000)	(3,530)	(1,627)
Proceeds from issuance of shares	—	7	10
Net (payments)/proceeds from fiduciary funds held for clients	(234)	354	(40)
Payments of deferred and contingent consideration related to acquisitions	(12)	(22)	(19)
Cash paid for employee taxes on withholding shares	(26)	(34)	(16)
Dividends paid	(352)	(369)	(374)
Acquisitions of and dividends paid to non-controlling interests	(63)	(11)	(36)
Net cash used in financing activities	(1,200)	(3,445)	(3,114)
(DECREASE)/INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH (i)	(940)	(2,806)	1,517
Effect of exchange rate changes on cash, cash equivalents and restricted cash	11	(164)	(127)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR (i)	4,721	7,691	6,301
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR (i)	$3,792	$4,721	$7,691

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

See accompanying notes to the consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Consolidated Statements of Changes in Equity

(In millions of U.S. dollars and number of shares in thousands)

	Shares outstanding	Additional paid-in capital	Retained earnings	Treasury shares	AOCL (i)	Total WTW shareholders’ equity	Non-controlling interests	Total equity
Balance as of January 1, 2021	128,965	$10,748	$2,434	$(3)	$(2,359)	$10,820	$112	$10,932
Shares repurchased	(7,155)	—	(1,627)	—	—	(1,627)	—	(1,627)
Net income	—	—	4,222	—	—	4,222	14	4,236
Dividends declared ($3.02 per share)	—	—	(384)	—	—	(384)	—	(384)
Dividends attributable to non-controlling interests	—	—	—	—	—	—	(29)	(29)
Other comprehensive income	—	—	—	—	173	173	2	175
Issuance of shares under employee stock compensation plans	246	10	—	—	—	10	—	10
Share-based compensation and net settlements	—	47	—	—	—	47	—	47
Reduction of non-controlling interests (ii)	—	(8)	—	—	—	(8)	(51)	(59)
Foreign currency translation	—	7	—	—	—	7	—	7
Balance as of December 31, 2021	122,056	$10,804	$4,645	$(3)	$(2,186)	$13,260	$48	$13,308
Shares repurchased	(15,729)	—	(3,530)	—	—	(3,530)	—	(3,530)
Net income	—	—	1,009	—	—	1,009	15	1,024
Dividends declared ($3.28 per share)	—	—	(360)	—	—	(360)	—	(360)
Dividends attributable to non-controlling interests	—	—	—	—	—	—	(10)	(10)
Other comprehensive loss	—	—	—	—	(435)	(435)	(1)	(436)
Issuance of shares under employee stock compensation plans	429	7	—	—	—	7	—	7
Share-based compensation and net settlements	—	54	—	—	—	54	—	54
Additional non-controlling interests	—	—	—	—	—	—	27	27
Reduction of non-controlling interests (ii)	—	2	—	—	—	2	(2)	—
Foreign currency translation	—	9	—	—	—	9	—	9
Balance as of December 31, 2022	106,756	$10,876	$1,764	$(3)	$(2,621)	$10,016	$77	$10,093
Shares repurchased	(4,483)	(3)	(1,000)	3	—	(1,000)	—	(1,000)
Net income	—	—	1,055	—	—	1,055	9	1,064
Dividends declared ($3.36 per share)	—	—	(353)	—	—	(353)	—	(353)
Dividends attributable to non-controlling interests	—	—	—	—	—	—	(13)	(13)
Other comprehensive (loss)/income	—	—	—	—	(235)	(235)	2	(233)
Issuance of shares under employee stock compensation plans	265	—	—	—	—	—	—	—
Share-based compensation and net settlements	—	89	—	—	—	89	—	89
Reduction of non-controlling interests (ii)	—	(47)	—	—	—	(47)	(2)	(49)
Foreign currency translation	—	(5)	—	—	—	(5)	—	(5)
Balance as of December 31, 2023	102,538	$10,910	$1,466	$—	$(2,856)	$9,520	$73	$9,593

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

See accompanying notes to the consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Notes to the Consolidated Financial Statements

(Tabular amounts are in millions of U.S. dollars, except per share data)

Note 1 — Nature of Operations

Willis Towers Watson Public Limited Company is a leading global advisory, broking and solutions company that provides data-driven, insight-led solutions in the areas of people, risk and capital. The Company has 48,000 colleagues serving more than 140 countries and markets.

We design and deliver solutions that manage risk, optimize benefits, cultivate talent and expand the power of capital to protect and strengthen institutions and individuals.

Our risk control services include strategic risk consulting (including providing actuarial analysis), a variety of due diligence services, the provision of practical on-site risk control services (such as health and safety or property loss control consulting), and analytical and advisory services (such as hazard modeling and climate risk quantification). We also assist our clients with managing incidents or crises when they occur. These services include contingency planning, security audits and product tampering plans.

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

Acquired Accounts Receivable — As part of the acquisition accounting for the TRANZACT business in 2019, the acquired accounts receivable arising from direct-to-consumer Medicare broking sales were present-valued at the acquisition date in accordance with ASC 805, Business Combinations (‘ASC 805’). Cash collections for these receivables are expected to occur over a period of several years. Due to the provisions of ASC 606, Revenue From Contracts With Customers (‘ASC 606’), these receivables are not discounted for a significant financing component when initially recognized. Following the acquisition, the acquired renewal commissions receivables have been accounted for prospectively using the cost-recovery method in which future cash receipts will initially be applied against the acquisition date fair value until the value reaches zero. Any cash received in excess of the fair value determined at acquisition is recorded to earnings when it is received. The adjusted values of these acquired renewal commissions receivables are included in Prepaid and other current assets or Other non-current assets, as appropriate, on the consolidated balance sheets.

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

Derivatives — The Company uses derivative financial instruments to alter the risk profile of an existing underlying exposure. Forward and option foreign currency exchange contracts are used to manage currency exposures arising from future income and expenses and to offset balance sheet exposures in currencies other than the functional currency of an entity. We do not hold any derivatives for trading purposes. The fair values of derivative contracts are recorded in other assets and other liabilities in the consolidated balance sheets. The effective portions of changes in the fair value of derivatives that qualify for hedge accounting as cash flow hedges are recorded in other comprehensive income. Amounts are reclassified from other comprehensive income into earnings when the hedged exposure affects earnings. If the derivative is designated and qualifies as an effective hedge, the changes in the fair value of the derivative and of the hedged item associated with the hedged risk are both recognized in earnings. The amount of hedge ineffectiveness recognized in earnings is based on the extent to which an offset between the fair value of the derivative and hedged item is not achieved. Changes in the fair value of derivatives that do not qualify for hedge accounting, together with any hedge ineffectiveness on those that do qualify, are recorded in Other income, net or interest expense as appropriate.

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

For the cash-settled share-based compensation, the Company recognizes a liability for the fair-value of the awards as of each reporting date. The liability for these awards is included within Other current liabilities or Other non-current liabilities in the consolidated balance sheets depending on when the amounts are payable. Expense is recognized over the service period, and as the liability is remeasured at the end of each reporting period, changes in fair value are recognized as compensation cost within Salaries and benefits in the consolidated statements of comprehensive income. The significant assumptions underlying our expense calculations include the estimated achievement of any performance targets and estimated forfeiture rates.

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

Depreciation on internally-developed software is amortized over the estimated useful life of the asset ranging from 3 to 10 years. Buildings include assets held under finance leases and are depreciated over the lesser of 50 years, the asset lives or the lease terms, as appropriate. Depreciation on leasehold improvements is calculated over the lesser of the useful lives of the assets or the remaining lease terms. Depreciation on furniture and equipment is calculated based on a range of 3 to 10 years. Land is not depreciated.

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

Our real estate leases are generally long-term in nature, with terms that currently range from three to 11 years. Our most significant lease supports our London market operations with a lease term through 2032. Our real estate leases often contain options to renew the lease, either through exercise of the option or through automatic renewal. Additionally, certain leases have options to cancel the lease with appropriate notice to the landlord prior to the end of the stated lease term. As we enter into new leases, we consider these options as we assess lease terms in our recognized ROU assets and lease liabilities. If we are reasonably certain to exercise an option to renew a lease, we include this period in our lease term. To the extent that we have the option to cancel a lease, we recognize our ROU assets and lease liabilities using the term that would result from using this earlier date. If a significant penalty is required to cancel the lease at an earlier date, we assess our lease term as ending at the point when no significant penalty would be due.

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

Acquired intangible assets held at December 31, 2023 are being amortized on the basis noted and over the following expected life:

	Amortization basis	Expected life (years)
Client relationships	In line with underlying cash flows	3 to 21
Software	In line with underlying cash flows or straight-line basis	5 to 9
Trademark and trade name	Straight-line basis	5 to 25
Other	In line with underlying cash flows or straight-line basis	5 to 11

Goodwill is tested for impairment annually as of October 1, and whenever indicators of impairment exist. Goodwill is tested at the reporting unit level, and the Company had seven reporting units as of October 1, 2023. In the impairment test, the fair value of each reporting unit is compared with its carrying value, including goodwill. If the carrying value of a reporting unit exceeds its fair value, the difference is recognized as an impairment loss. The Company’s goodwill impairment tests for the years ended December 31, 2023 and 2022 have not resulted in any impairment charges. See Note 9 — Goodwill and Other Intangible Assets for additional information about our goodwill and other intangible assets.

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

We also have a direct-to-consumer Medicare broking offering. The contractual arrangements in this offering differ from our employer-sponsored Medicare broking offering described above. The governing contracts in our direct-to-consumer Medicare broking offering are the contractual arrangements with insurance carriers, for whom we act as an agent, that provide compensation in return for issued policies. Once an application is submitted to a carrier, our obligation is complete, and we have no ongoing fulfillment obligations. We receive compensation from carriers in the form of commissions, administrative fees and marketing fees in the first year, and depending on the type of policy issued, we may receive renewal commissions for up to 25 years, provided the policies are renewed for such periods of time.

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

Consulting — We earn revenue for advisory and consulting work that may be structured as different types of service offerings, including annual recurring projects, projects of a short duration or stand-ready obligations. Collectively, our consulting arrangements represent 32% to 33% of customer contract revenue from continuing operations each year.

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

Outsourced Administration — We provide customized benefits outsourcing and co-sourcing solutions services in relation to the administration of defined benefit, defined contribution, and health and welfare plans. These plans are sponsored by our clients to provide benefits to their active or retired employees. Additionally, these services include operating call centers and may include providing access to, and managing, a variety of consumer-directed savings accounts. The operation of call centers and consumer-directed accounts can be provisioned as part of an ongoing administration or solutions service, or separately as part of a broking arrangement. The products and services available to all clients are the same, but the selections by a client can vary and portray customized products and services based on the customer’s specific needs. Our services often include the use of proprietary systems that are configured for each of our clients’ needs. In total, our outsourced administration services represent 12% to 13% of customer contract revenue from continuing operations each year.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. Among other amendments, this ASU creates a ‘significant expense principle,’ and adds required disclosures of significant expenses for each reportable segment, as well as certain other disclosures to help investors understand how the chief operating decision maker (‘CODM’) evaluates segment expenses and operating results. In addition, this ASU requires for interim periods all disclosures about a reportable segment’s profit or loss and assets under ASC 280, Segment Reporting, that had previously only been provided annually (e.g., interest revenue and expense, depreciation and amortization expense). The annual requirements of this ASU became effective for the Company on January 1, 2024, at which time we adopted it, and will include the new disclosures in our Annual Report on Form 10-K for the year ended December 31, 2024. New interim disclosures are required for fiscal years beginning January 1, 2025.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information within the income tax rate reconciliation and income taxes paid disclosures. It also includes certain other amendments intended to improve the effectiveness of income tax disclosures. Specifically, this ASU requires a tabular income tax rate reconciliation using both percentages and amounts disaggregated into specific categories with certain reconciling items at or above 5% of the statutory tax, further disaggregated by its nature and/or jurisdiction. Additionally, income taxes paid will be required to be presented by federal, state, local and foreign jurisdictions, including amounts paid to individual jurisdictions representing 5% or more of the total income taxes paid. This ASU becomes effective for the Company on January 1, 2025, with early adoption permitted. The guidance is applied prospectively, with the option for retrospective application. The Company does not plan to early-adopt this ASU and is assessing the expected impact on its consolidated financial statements.

Other Legislation

Inflation Reduction Act

The Inflation Reduction Act (the ‘IRA’) was enacted into law on August 16, 2022 and certain portions of the IRA became effective January 1, 2023. The IRA introduced, among other provisions, a share repurchase excise tax and a new Corporate Alternative Minimum Tax (‘CAMT’) which imposes a 15% tax on the adjusted financial statement income of ‘applicable corporations’. Since becoming effective, the IRA has not had a material impact on the Company's consolidated financial statements.

Pillar Two

E.U. member states formally adopted the E.U.’s Pillar Two Directive, which introduces a global corporate minimum tax of 15% for certain large multinational companies. For the rules to take effect, E.U. member states were required to enact domestic legislation by the end of 2023 to be effective January 1, 2024. While we do not anticipate that this legislation will have a material impact on our tax provision or effective tax rate, we continue to monitor evolving tax legislation in the jurisdictions in which we operate.

Note 3 — Acquisitions and Divestitures

The following disclosures discuss significant transactions during the three-year period ended December 31, 2023.

Acquisitions

The Company completed acquisitions, including acquisitions of non-controlling interests of certain subsidiaries, during the years ended December 31, 2023, 2022 and 2021 for combined cash payments of $56 million, $111 million and $52 million, respectively, and contingent or deferred consideration fair valued at $3 million, $28 million and $21 million, respectively.

Divestitures

Divestment of Russian Business

During the first quarter of 2022, WTW announced its intention to transfer ownership of its Russian subsidiaries to local management who will operate independently in the Russian market. Due to the sanctions and prohibitions on certain types of business and activities, WTW deconsolidated its Russian entities on March 14, 2022. The transfer of its Russian subsidiaries to local management was completed on the agreed-upon terms on July 18, 2022, and the transfer was registered in Russia on July 25, 2022. The deconsolidation in the first quarter of 2022 resulted in a loss of $57 million, which includes an allocation of Risk & Broking goodwill, and was recognized as a loss on disposal of a business within Other income, net on our consolidated statements of comprehensive income. Further, certain Russian insurance contracts were placed historically by our U.K. brokers into the London market, the majority of which were under multi-year terms resulting in both current and non-current accounts receivables. Total net assets impaired, including accounts receivable balances related to our Russian business that are held outside of our Russian entities, were $81 million recorded during 2022 in Other operating expenses on our consolidated statements of comprehensive income.

Willis Re Divestiture

On August 13, 2021, the Company entered into a definitive security and asset purchase agreement (the ‘Willis Re SAPA’) to sell its treaty-reinsurance business (‘Willis Re’) to Arthur J. Gallagher & Co. (‘Gallagher’), a leading global provider of insurance, risk management and consulting services, for total upfront cash consideration of $3.25 billion plus an earnout payable in 2025 of up to $750 million in cash, subject to certain adjustments. The deal was subject to required regulatory approvals and clearances, as well as other customary closing conditions, and was completed on December 1, 2021 (‘Principal Closing’). Although the majority of the Willis Re businesses transferred to Gallagher at Principal Closing, the assets and liabilities of certain Willis Re businesses were not transferred to Gallagher at the time due to local territory restrictions (‘Deferred Closing’). The Deferred Closing for all but one business was completed during the second quarter of 2022, and all net earnings of the Deferred Closing businesses accumulated between the Principal Closing and Deferred Closing remained payable to Gallagher at June 30, 2022 and September 30, 2022. The Company recognized a preliminary pre-tax gain of $2.3 billion upon completion of the sale in 2021, and during the second quarter of 2022, WTW recognized a $60 million reduction to the pre-tax gain related to an updated estimate of the working capital transferred upon disposal. The Company recognized the final allocation of the proceeds and related tax expense, as well as an adjustment of certain indemnities in the third quarter of 2022. These amounts as well as the amounts payable with respect to the settled Deferred Closing businesses were remitted to Gallagher in October 2022. The remaining Deferred Closing business transferred during the fourth quarter of 2022, and all businesses have now been transferred to Gallagher. The gain is subject to tax in certain jurisdictions, mainly in the U.S., and is predominantly tax-exempt in the U.K.

In connection with the transaction, the Company reclassified the results of its Willis Re operations as discontinued operations on its consolidated statements of comprehensive income and reclassified Willis Re assets and liabilities as held for sale on its consolidated balance sheets. The consolidated cash flow statements were not adjusted for the divestiture. Willis Re was previously included in the Company's former Investment, Risk and Reinsurance segment. As noted above, the results of the Deferred Closing businesses following the Principal Closing until their respective Deferred Closing dates had been included in income from discontinued operations on the consolidated statements of comprehensive income during 2022.

The Company is accounting for the earnout as a gain contingency and therefore did not record any receivables upon close. Rather, the earnout will be recognized in the Company’s consolidated financial statements if and when a receipt becomes certain in 2025.

A number of services are continuing under a cost reimbursement Transition Services Agreement (‘TSA’) in which WTW is providing Gallagher support including real estate leases, information technology, payroll, human resources and accounting. During the third quarter of 2023, the term for these services was extended from November 30, 2023 to May 31, 2024 and may be further extended by Gallagher, in accordance with the terms of the TSA. Fees earned under the TSA were $36 million and $45 million during the years ended December 31, 2023 and 2022, respectively, and have been recognized as a reduction to the costs incurred to service the TSA and are included in continuing operations within Other operating expenses on the consolidated statements of comprehensive income. Costs incurred to service the TSA are expected to be reduced as part of the Company’s Transformation program (see Note 6 — Restructuring Costs for a description of the program) as quickly as possible when the services are no longer required by Gallagher.

The following selected financial information relates to the operations of Willis Re for the periods presented:

	Years ended December 31,
	2022	2021
Revenue from discontinued operations	$48	$721
Costs of providing services
Salaries and benefits	14	350
Other operating expenses	10	59
Depreciation and amortization	—	2
Transaction and transformation, net	—	33
Total costs of providing services	24	444
Other income, net	5	2
Income from discontinued operations before income taxes	29	279
(Loss)/gain on disposal of Willis Re	(65)	2,300
Benefit from/(provision for) income tax expense	1	(500)
Net income (payable to)/receivable from Gallagher on Deferred Closing	(5)	1
(Loss)/income from discontinued operations, net of tax	$(40)	$2,080

The expense amounts reflected above represent only the direct costs attributable to the Willis Re business and exclude allocations of corporate costs that were retained following the sale. Neither the discontinued operations presented above, nor the unallocated corporate costs, reflect the impact of any cost reimbursement that has been received under the TSA.

Certain amounts included in the consolidated balance sheets did not transfer to Gallagher under the terms of the Willis Re SAPA, and instead are to be settled by the Company, noting that certain fiduciary positions continued to be held under the terms of various co-broking agreements between subsidiaries of the Company and Gallagher. At December 31, 2022, the amounts of significant assets and liabilities related to the Willis Re businesses which were not transferred in the sale were $3.2 billion of fiduciary assets and liabilities, $29 million of accounts receivable and $73 million of other current liabilities. On May 31, 2023, the Company and Gallagher entered into a side letter to the Willis Re SAPA which became effective on June 1, 2023 and which (A) ended the co-broking agreements prospectively and which (B) transferred related fiduciary and certain non-fiduciary assets and liabilities to Gallagher at that time based on then-current estimates. These non-fiduciary amounts were finalized in the third quarter of 2023. The value of the initial transfer amounted to $74 million of other current liabilities less $26 million of accounts receivables due to the Company, totaling $48 million of net cash transferred to Gallagher. Additionally, total fiduciary assets and liabilities of $4.5 billion, including $868 million of fiduciary cash, were transferred to Gallagher. The total cash outflow of $916 million is included in cash used in investing activities in the consolidated statements of cash flows. During the third quarter of 2023, WTW and Gallagher agreed to a final settlement of all balances which resulted in a $5 million increase to the gain on disposal recognized at that time, and is included within Other income, net on our consolidated statements of comprehensive income. The settlement of remaining amounts owed to Gallagher totaling $11 million was transferred in October 2023.

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

Other Disposals

The Company completed other disposals during the years ended December 31, 2023, 2022 and 2021 for cash proceeds of $89 million, $1 million and $75 million, respectively, and net gains on disposal of $38 million, $64 million and $26 million, respectively. There were no non-cash proceeds recognized on disposals for the years ended December 31, 2023 and 2021; for the year ended December 31, 2022, the Company recognized non-cash proceeds on disposals of $63 million.

Note 4 — Revenue

Disaggregation of Revenue

The Company reports revenue by segment in Note 5 — Segment Information. The following table presents revenue by service offering and segment, as well as a reconciliation to total revenue for the years ended December 31, 2023, 2022 and 2021. Along with reimbursable expenses and other, total revenue by service offering represents our revenue from customer contracts.

Year Ended December 31,	Broking	Consulting	Outsourced Administration	Other	Total revenue by service offering	Reimbursable expenses and other (i)	Total revenue from customer contracts	Interest and other income	Total revenue
HWC
2023	$1,531	$2,594	$1,078	$349	$5,552	$73	$5,625	$30	$5,655
2022	1,415	2,522	979	332	5,248	64	5,312	39	5,351
2021	1,295	2,538	1,046	352	5,231	60	5,291	37	5,328
R&B
2023	2,947	378	81	222	3,628	13	3,641	107	3,748
2022	2,745	370	75	194	3,384	11	3,395	76	3,471
2021	2,822	384	88	175	3,469	7	3,476	95	3,571
Divested Businesses
2023	—	—	—	—	—	—	—	—	—
2022	—	—	—	—	—	—	—	—	—
2021	65	6	—	—	71	—	71	35	106
Corporate (i)
2023	8	14	—	—	22	16	38	42	80
2022	7	10	—	—	17	2	19	25	44
2021	—	8	—	4	12	(24)	(12)	5	(7)
Total
2023	$4,486	$2,986	$1,159	$571	$9,202	$102	$9,304	$179	$9,483
2022	$4,167	$2,902	$1,054	$526	$8,649	$77	$8,726	$140	$8,866
2021	$4,182	$2,936	$1,134	$531	$8,783	$43	$8,826	$172	$8,998

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

Interest and other income is included in segment revenue and total revenue, however it has been presented separately in the above tables because it does not arise directly from contracts with customers. The significant components of interest and other income are as follows for the periods presented above:

	Year Ended December 31,
	Book-of-business settlements			Interest income			Other income			Total
	2023	2022	2021	2023	2022	2021	2023	2022	2021	2023	2022	2021
HWC	$1	$19	$17	$25	$8	$2	$4	$12	$18	$30	$39	$37
R&B	25	52	82	79	25	11	3	(1)	2	107	76	95
Divested businesses	—	—	35	—	—	—	—	—	—	—	—	35
Corporate	—	—	—	41	22	(1)	1	3	6	42	25	5
Total interest and other income	$26	$71	$134	$145	$55	$12	$8	$14	$26	$179	$140	$172

As a result of the cessation of the co-broking agreement, (see Note 3 — Acquisitions and Divestitures) interest income associated with fiduciary funds is now allocated more directly to the Risk and Broking segment beginning in the third quarter of 2023. These amounts were previously allocated to the Corporate segment following the disposal of Willis Re.

The following table presents revenue from service offerings by the geography where our work was performed for the years ended December 31, 2023, 2022 and 2021. The reconciliation to total revenue on our consolidated statements of comprehensive income and to segment revenue is shown in the table above.

Year Ended December 31,	North America	Europe	International	Total revenue by geography
HWC
2023	$3,738	$1,362	$452	$5,552
2022	3,569	1,266	413	5,248
2021	3,456	1,376	399	5,231
R&B
2023	1,400	1,668	560	3,628
2022	1,328	1,527	529	3,384
2021	1,295	1,623	551	3,469
Divested Businesses
2023	—	—	—	—
2022	—	—	—	—
2021	17	53	1	71
Corporate
2023	8	12	2	22
2022	7	9	1	17
2021	8	3	1	12
Total
2023	$5,146	$3,042	$1,014	$9,202
2022	$4,904	$2,802	$943	$8,649
2021	$4,776	$3,055	$952	$8,783

Contract Balances

The Company reports accounts receivable, net on the consolidated balance sheet, which includes billed and unbilled receivables and current contract assets. In addition to accounts receivable, net, the Company had the following non-current contract assets and deferred revenue balances at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Billed receivables, net of allowance for doubtful accounts of $34 million and $46 million	$1,581	$1,464
Unbilled receivables	491	457
Current contract assets	500	466
Accounts receivable, net	$2,572	$2,387
Non-current accounts receivable, net	$19	$9
Non-current contract assets	$909	$745
Deferred revenue	$677	$646

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

Accounts receivable are stated at estimated net realizable values. The following table presents the changes in our allowance for doubtful accounts for the years ended December 31, 2023, 2022 and 2021.

	December 31, 2023	December 31, 2022	December 31, 2021
Balance at beginning of year	$46	$45	$40
Additions charged to costs and expenses	6	14	16
Deductions/other movements	(21)	(20)	(18)
Foreign exchange	3	7	7
Balance at end of year	$34	$46	$45

The changes in our allowance for doubtful accounts presented above do not include receivables that were impaired as a result of the divestment of our Russian businesses in March 2022. See Note 3 — Acquisitions and Divestitures.

During the year ended December 31, 2023, revenue of approximately $502 million was recognized that was reflected as deferred revenue at December 31, 2022.

During the year ended December 31, 2023, the Company recognized revenue of approximately $32 million related to performance obligations satisfied in a prior period.

Performance Obligations

The Company has contracts for which performance obligations have not been satisfied as of December 31, 2023 or have been partially satisfied as of this date. The following table shows the expected timing for the satisfaction of the remaining performance obligations. This table does not include contract renewals or variable consideration, which was excluded from the transaction prices in accordance with the guidance on constraining estimates of variable consideration.

In addition, in accordance with ASC 606, the Company has elected not to disclose the remaining performance obligations when one or both of the following circumstances apply:

•
Performance obligations which are part of a contract that has an original expected duration of less than one year, and
•
Performance obligations satisfied in accordance with ASC 606-10-55-18 (‘right to invoice’).

	2024	2025	2026 onward	Total
Revenue expected to be recognized on contracts as of December 31, 2023	$490	$371	$460	$1,321

Since most of the Company’s contracts are cancellable with less than one year’s notice and have no substantive penalty for cancellation, the majority of the Company’s remaining performance obligations as of December 31, 2023 have been excluded from the table above.

Costs to obtain or fulfill a contract

The Company incurs costs to obtain or fulfill contracts which it would not incur if a contract with a customer was not executed.

The following table shows the categories of costs that are capitalized and deferred over the expected life of a contract.

	Costs to fulfill
	December 31, 2023	December 31, 2022	December 31, 2021
Balance at beginning of the year	$197	$189	$191
New capitalized costs	458	421	454
Amortization	(441)	(407)	(451)
Disposals	—	—	(4)
Impairments	—	—	(1)
Foreign currency translation	4	(6)	—
Balance at end of the year	$218	$197	$189

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

Under the segment structure and for internal and segment reporting, WTW segment revenue includes commissions and fees, interest and other income. U.S. GAAP revenue also includes amounts that were directly incurred on behalf of our clients and reimbursed by them (reimbursable expenses), which are removed from segment revenue. Segment operating income excludes certain costs, including (i) amortization of intangibles; (ii) restructuring costs; (iii) certain transaction and transformation expenses; and (iv) to the extent that the actual expense based upon which allocations are made differs from the forecast/budget amount, a reconciling item will be created between internally-allocated expenses and the actual expenses that we report for U.S. GAAP purposes.

The following table presents segment revenue and segment operating income for our reportable segments for the years ended December 31, 2023, 2022 and 2021.

	Segment revenue			Segment operating income
	Years ended December 31			Years ended December 31
	2023	2022	2021	2023	2022	2021
HWC	$5,582	$5,287	$5,268	$1,565	$1,382	$1,346
R&B	3,735	3,460	3,564	813	734	835
Total	$9,317	$8,747	$8,832	$2,378	$2,116	$2,181

The following table presents reconciliations of the information reported by segment to the Company’s consolidated amounts reported for the years ended December 31, 2023, 2022 and 2021.

	Years ended December 31,
	2023	2022	2021
Revenue:
Total segment revenue	$9,317	$8,747	$8,832
Divested businesses (i)	—	—	106
Reimbursable expenses and other	166	119	60
Revenue	$9,483	$8,866	$8,998

Total segment operating income	$2,378	$2,116	$2,181
Divested businesses (i)	—	—	(24)
Impairment (ii)	—	(81)	—
Amortization	(263)	(312)	(369)
Restructuring costs (iii)	(68)	(99)	(26)
Transaction and transformation, net (iv)	(386)	(181)	806
Unallocated, net (v)	(296)	(265)	(366)
Income from operations	1,365	1,178	2,202
Interest expense	(235)	(208)	(211)
Other income, net	149	288	701
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$1,279	$1,258	$2,692

(i)
Represents the revenue and income from operations of certain Investment, Risk and Reinsurance businesses which were divested in 2021 and not classified as discontinued operations.
(ii)
Represents the impairment related to the net assets of our Russian business that are held outside of our Russian entities (see Note 3 — Acquisitions and Divestitures for further information).
(iii)
See Note 6 — Restructuring Costs for the composition of costs for 2023, 2022 and 2021.
(iv)
In 2023 and 2022, in addition to legal fees and other transaction costs, includes primarily consulting fees and compensation costs related to the Transformation program (see Note 6 — Restructuring Costs). For the year ended December 31, 2021, includes the $1 billion income receipt related to the termination of, and fees related to, the then-proposed Aon combination.
(v)
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

None of the Company’s customers individually represented more than 10% of its consolidated revenue for the years ended December 31, 2023, 2022 and 2021.

Below are our revenue and tangible long-lived assets for Ireland, our country of domicile, countries with significant concentrations, and all other foreign countries as of and for the years ended as indicated:

	Revenue			Long-Lived Assets (i)
	Years ended December 31,			December 31,	December 31,
	2023	2022	2021	2023	2022
Ireland	$118	$130	$197	$10	$11

United States	5,011	4,760	4,621	408	465
United Kingdom	1,723	1,563	1,632	512	496
Rest of World	2,631	2,413	2,548	355	332
Total Foreign Countries	9,365	8,736	8,801	1,275	1,293
	$9,483	$8,866	$8,998	$1,285	$1,304

(i)
Tangible long-lived assets consist of fixed assets and ROU assets.

Note 6 — Restructuring Costs

In the fourth quarter of 2021, the Company initiated a three-year ‘Transformation program’ designed to enhance operations, optimize technology and align its real estate footprint to its new ways of working. During the fourth quarter of 2023, we revised the expected costs and savings under the program and we now expect the program to generate annual cost savings in excess of $425 million by the end of 2024. The program is expected to incur cumulative costs of approximately $995 million and capital expenditures of approximately $130 million, for a total investment of $1.125 billion. The main categories of charges will be in the following four areas:

•
Real estate rationalization — includes costs to align the real estate footprint to the new ways of working (hybrid work) and includes breakage fees and the impairment of ROU assets and other related leasehold assets.
•
Technology modernization — these charges are incurred in moving to common platforms and technologies, including migrating certain platforms and applications to the cloud. This category includes the impairment of technology assets that are duplicative or no longer revenue-producing, as well as costs for technology investments that do not qualify for capitalization.
•
Process optimization — these costs are incurred in the right-shoring strategy and automation of our operations, which includes optimizing resource deployment and appropriate colleague alignment. These costs include process and organizational design costs, severance and separation-related costs and temporary retention costs.
•
Other — other costs not included above including fees for professional services, other contract terminations not related to the above categories and supplier migration costs.

Certain costs under the Transformation program are accounted for under ASC 420 and are included as restructuring costs in the consolidated statements of comprehensive income. Other costs incurred under the Transformation program are included in transaction and transformation, net and were $347 million and $136 million for the years ended December 31, 2023 and 2022; there were no such costs incurred for the year ended December 31, 2021. An analysis of total restructuring costs incurred under the Transformation program by category and by segment and corporate functions, from commencement to December 31, 2023, is as follows:

	HWC	R&B	Corporate	Total
2021
Real estate rationalization	$—	$—	$19	$19
Technology modernization	—	5	—	5
Process optimization	—	—	—	—
Other	—	—	2	2
2022
Real estate rationalization	—	—	79	79
Technology modernization	—	3	16	19
Process optimization	1	—	—	1
Other	—	—	—	—
2023
Real estate rationalization	—	—	46	46
Technology modernization	2	5	15	22
Process optimization	—	—	—	—
Other	—	—	—	—
Total
Real estate rationalization	—	—	144	144
Technology modernization	2	13	31	46
Process optimization	1	—	—	1
Other	—	—	2	2
Total	$3	$13	$177	$193

A rollforward of the liability associated with cash-based charges related to restructuring costs associated with the Transformation program is as follows:

	Real estate rationalization	Technology modernization	Process optimization	Other	Total
Balance at October 1, 2021	$—	$—	$—	$—	$—
Charges incurred	—	—	—	2	2
Cash payments	—	—	—	(1)	(1)
Balance at December 31, 2021	—	—	—	1	1
Charges incurred	27	—	1	—	28
Cash payments	(21)	—	(1)	(1)	(23)
Balance at December 31, 2022	6	—	—	—	6
Charges incurred	22	8	—	—	30
Cash payments	(25)	—	—	—	(25)
Balance at December 31, 2023	$3	$8	$—	$—	$11

Note 7 — Income Taxes

Provision for income taxes

An analysis of income from continuing operations before income taxes by taxing jurisdiction is shown below:

	Years ended December 31,
	2023	2022	2021
Ireland	$14	$(160)	$673
U.S.	348	394	516
U.K.	(93)	142	552
Rest of World	1,010	882	951
Total	$1,279	$1,258	$2,692

The components of the provision for income taxes from continuing operations include:

	Years ended December 31,
	2023	2022	2021
Current tax expense:
U.S. federal taxes	$(106)	$(103)	$(79)
U.S. state and local taxes	(41)	(39)	(25)
U.K. corporation tax	(40)	(13)	(33)
Other jurisdictions	(137)	(93)	(303)
Total current tax expense	(324)	(248)	(440)
Deferred tax benefit/(expense):
U.S. federal taxes	20	52	(41)
U.S. state and local taxes	15	(5)	3
U.K. corporation tax	63	(7)	(65)
Other jurisdictions	11	14	7
Total deferred tax benefit/(expense)	109	54	(96)
Total provision for income taxes	$(215)	$(194)	$(536)

Effective tax rate reconciliation

The reported provision for income taxes differs from the amounts that would have resulted had the reported income from continuing operations before income taxes been taxed at the U.S. federal statutory rate. The principal reasons for the differences between the amounts provided and those that would have resulted from the application of the U.S. federal statutory tax rate are as follows:

	Years ended December 31,
	2023	2022	2021
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$1,279	$1,258	$2,692
U.S. federal statutory income tax rate	21%	21%	21%
Income tax expense at U.S. federal tax rate	(269)	(264)	(565)
Adjustments to derive effective tax rate:
Non-deductible expenses and dividends	(24)	(19)	(15)
Net adjustments on acquisition costs	(1)	(4)	13
Impact of change in rate on deferred tax balances	10	(1)	(36)
Effect of foreign exchange and other differences	1	28	—
Changes in valuation allowances	(2)	1	2
Net tax effect on intra-group items	94	84	84
Net tax effect on disposal of operations	6	1	62
Tax differentials of non-U.S. jurisdictions	8	20	(24)
Impact of U.S. state and local taxes	(26)	(42)	(23)
Global Intangible Low-Taxed Income (GILTI)	(9)	(10)	(4)
Subpart F income	(5)	(6)	(6)
Base Erosion Anti-Abuse Tax (BEAT)	13	24	(22)
Tax on unremitted earnings	(12)	(14)	—
Other items, net	1	8	(2)
Provision for income taxes	$(215)	$(194)	$(536)

The current year effective tax rate includes a $20 million tax benefit related to changes in state apportionment and a $10 million deferred tax benefit related to the remeasurement of deferred tax assets and liabilities associated with the enactment of the Bermuda corporate income tax law. The effective tax rate for the year ended December 31, 2022 includes a $34 million tax benefit associated with amending the Company’s U.S. federal income tax returns for tax years 2019 and 2020, primarily related to a reduction in Base Erosion and Anti Abuse Tax (‘BEAT’), and a $22 million income tax benefit associated with foreign exchange remeasurement on income tax account balances. The effective tax rate for the year ended December 31, 2021 includes a $250 million estimated tax expense related to the income receipt related to the Aon transaction termination and a $40 million tax expense related to the remeasurement of deferred tax assets and liabilities associated with an increase in the U.K. tax rate from 19% to 25%.

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

Deferred income tax assets and liabilities included in the consolidated balance sheets at December 31, 2023 and 2022 are comprised of the following:

	December 31,
	2023	2022
Deferred tax assets:
Accrued expenses not currently deductible	$76	$69
Interest carryforwards	276	174
Net operating losses	44	44
Capital loss carryforwards	1	1
Accrued retirement benefits	150	85
Operating lease liabilities	120	125
Deferred compensation	93	97
Share-based compensation	25	18
Financial derivative transactions	2	4
Gross deferred tax assets	787	617
Less: valuation allowance	(35)	(28)
Net deferred tax assets	$752	$589
Deferred tax liabilities:
Cost of intangible assets, net of related amortization	$604	$679
Operating lease right-of-use assets	103	106
Cost of tangible assets, net of related depreciation	24	44
Prepaid retirement benefits	129	142
Accrued revenue not currently taxable	319	262
Unremitted earnings	29	36
Deferred tax liabilities	$1,208	$1,269
Net deferred tax liabilities	$456	$680

The net deferred income tax assets are included in Other non-current assets and the net deferred tax liabilities are included in Deferred tax liabilities in our consolidated balance sheets.

	December 31,
	2023	2022
Balance sheet classifications:
Other non-current assets	$86	$68
Deferred tax liabilities	542	748
Net deferred tax liability	$456	$680

At December 31, 2023, we had U.S. federal and non-U.S. net operating loss carryforwards amounting to $116 million of which $72 million can be indefinitely carried forward under local statutes. The remaining $44 million of net operating loss carryforwards will expire, if unused, in varying amounts from 2024 through 2043. In addition, we had U.S. state net operating loss carryforwards of $419 million, of which $21 million can be indefinitely carried forward, while the remaining $398 million will expire in varying amounts from 2024 to 2043.

Management believes, based on the evaluation of positive and negative evidence, including the future reversal of existing taxable temporary differences, it is more likely than not that the Company will realize the benefits of net deferred tax assets of $752 million, net of the valuation allowance. During 2023, the Company increased its valuation allowance by $7 million, primarily related to state net operating losses and U.S. foreign tax credits. During 2022, the Company decreased its valuation allowance by $14 million, primarily related to certain state net operating losses. The Company determined the losses and the related valuation allowance would never be realized. During 2021, the Company decreased its valuation allowance by $42 million, primarily related to the disposal of underlying positions which were part of the divestment of Miller. In addition, part of the decrease reflected the utilization of the U.K. capital loss carryforward, the benefit of which was recorded in discontinued operations.

At December 31, 2023 and 2022, the Company had valuation allowances of $35 million and $28 million, respectively, to reduce its deferred tax assets to their estimated realizable values. The valuation allowance at December 31, 2023 primarily relates to deferred taxes on U.S. state and non-U.S. net operating losses of $12 million and $13 million, respectively.

An analysis of our valuation allowance is shown below.

	Years ended December 31,
	2023	2022	2021
Balance at beginning of year	$28	$42	$84
Additions charged to costs and expenses	10	8	3
Deductions	(3)	(22)	(45)
Balance at end of year	$35	$28	$42

The movement in the 2023 valuation allowance differs from the 2023 rate reconciliation primarily due to the increase in state net operating losses and the related valuation allowance. The movement in the prior-year valuation allowance differs from the 2022 rate reconciliation primarily due to the write-down of state net operating losses and the related valuation allowance. In addition, 2022 and 2021 valuation allowances differ from the 2022 and 2021 rate reconciliations, respectively, as part of the tax benefits were allocated to discontinued operations.

The Company recognizes deferred tax balances related to the undistributed earnings of subsidiaries when it expects that it will recover those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of the investments. At December 31, 2023 the Company has $17.9 billion of undistributed earnings in subsidiaries where no deferred tax has been recognized. Of this amount $10.3 billion relates to earnings which have been reinvested indefinitely and $7.6 billion relates to earnings identified as being recoverable in an untaxable manner. It is not practicable to calculate the tax cost of repatriating the unremitted earnings which have been reinvested indefinitely. If future events, including material changes in estimates of cash, working capital and long-term investment requirements necessitate that these earnings be distributed, an additional provision for income and foreign withholding taxes, net of credits, may be necessary.

Uncertain tax positions

At December 31, 2023, the amount of unrecognized tax benefits associated with uncertain tax positions, determined in accordance with ASC Subtopic 740-10, excluding interest and penalties, was $51 million. A reconciliation of the beginning and ending balances of the liability for unrecognized tax benefits is as follows:

	2023	2022	2021
Balance at beginning of year	$47	$43	$50
Increases related to tax positions in prior years	13	16	—
Decreases related to tax positions in prior years	(9)	(2)	—
Increases related to tax positions in current year	3	—	—
Decreases related to settlements	—	(1)	—
Decreases related to lapse in statute of limitations	(4)	(6)	(6)
Cumulative translation adjustment and other adjustments	1	(3)	(1)
Balance at end of year	$51	$47	$43

The liability for unrecognized tax benefits for each of the years ended December 31, 2023, 2022 and 2021 can be reduced by $3 million using offsetting deferred tax benefits associated with timing differences, foreign tax credits and the federal tax benefit of state income taxes. If these offsetting deferred tax benefits were recognized, there would be a favorable impact on our effective tax rate. There are no material balances that would result in adjustments to other tax accounts.

Interest and penalties related to unrecognized tax benefits are included as a component of income tax expense. At December 31, 2023, and 2022, we had cumulative accrued interest of $6 million and $5 million, respectively. Accrued penalties were immaterial in 2023 and 2022.

Tax expense allocated to continuing operations for both the years ended December 31, 2023 and 2022 includes $1 million of interest expense.

The Company believes that the outcomes which are reasonably possible within the next 12 months may result in a reduction in the liability for unrecognized tax benefits in the range of $1 million to $2 million, excluding interest and penalties.

The Company and its subsidiaries file income tax returns in various tax jurisdictions in which it operates.

We have ongoing state income tax examinations in certain states for tax years ranging from December 31, 2015 to December 31, 2021. The statute of limitations in certain states remains open back to the tax period ended December 31, 2015.

All U.K. tax returns have been filed timely and are in the normal process of being reviewed by His Majesty’s Revenue & Customs. The Company is not currently subject to any material examinations in other jurisdictions. A summary of the tax years that remain open to tax examination in our major tax jurisdictions are as follows:

Open Tax Years (fiscal year ending in)
U.S. — federal	2018 and forward
U.S. — various states	2015 and forward
U.K.	2014 and forward
Ireland	2019 and forward
France	2017 and forward
Germany	2008 and forward
Canada - federal	2016 and forward

Note 8 — Fixed Assets

The following table reflects changes in the net carrying amount of the components of fixed assets for the years ended December 31, 2023 and 2022:

	Furniture, equipment and software	Leasehold improvements	Land and buildings	Total
Cost: at January 1, 2022	$1,477	$527	$88	$2,092
Additions	174	24	—	198
Acquisitions	1	—	—	1
Disposals (i)	(129)	(78)	—	(207)
Foreign exchange	(71)	(21)	(5)	(97)
Cost: at December 31, 2022	1,452	452	83	1,987
Additions	219	32	—	251
Disposals (i)	(182)	(34)	—	(216)
Foreign exchange	38	9	2	49
Cost: at December 31, 2023	$1,527	$459	$85	$2,071

Depreciation: at January 1, 2022	$(877)	$(301)	$(63)	$(1,241)
Depreciation expense	(211)	(40)	(4)	(255)
Disposals	113	57	—	170
Foreign exchange	42	12	3	57
Depreciation: at December 31, 2022	(933)	(272)	(64)	(1,269)
Depreciation expense	(202)	(37)	(3)	(242)
Disposals	164	25	—	189
Foreign exchange	(23)	(5)	(1)	(29)
Depreciation: at December 31, 2023	$(994)	$(289)	$(68)	$(1,351)

Net book value:
At December 31, 2022	$519	$180	$19	$718

At December 31, 2023	$533	$170	$17	$720

(i)
For 2023 and 2022, includes $17 million and $12 million, respectively, of furniture, equipment and software costs and $4 million and $18 million, respectively, of leasehold improvements costs which have been written off as part of technology modernization and real estate rationalization, respectively, under the Transformation program (see Note 6 – Restructuring Costs).

Included within land and buildings are the following assets held under finance leases:

	December 31,
	2023	2022
Finance leases	$26	$26
Accumulated depreciation	(23)	(22)
	$3	$4

Note 9 — Goodwill and Other Intangible Assets

Goodwill

The components of goodwill are outlined below for the years ended December 31, 2023 and 2022.

	HWC	R&B	Total
Balance at December 31, 2021
Goodwill, gross	$7,904	$2,771	$10,675
Accumulated impairment losses	(130)	(362)	(492)
Goodwill, net - December 31, 2021	7,774	2,409	10,183
Goodwill acquired	—	104	104
Goodwill disposals	—	(18)	(18)
Foreign exchange	(34)	(62)	(96)
Balance at December 31, 2022
Goodwill, gross	7,870	2,795	10,665
Accumulated impairment losses	(130)	(362)	(492)
Goodwill, net - December 31, 2022	7,740	2,433	10,173
Goodwill disposals	(21)	—	(21)
Foreign exchange	17	26	43
Balance at December 31, 2023
Goodwill, gross	7,866	2,821	10,687
Accumulated impairment losses	(130)	(362)	(492)
Goodwill, net - December 31, 2023	$7,736	$2,459	$10,195

Other Intangible Assets

The following table reflects changes in the net carrying amounts of the components of finite-lived intangible assets for the years ended December 31, 2023 and 2022:

	Client relationships	Software	Trademark and trade name	Other	Total
Balance at December 31, 2021:
Intangible assets, gross	$3,794	$742	$1,039	$102	$5,677
Accumulated amortization	(2,118)	(701)	(257)	(46)	(3,122)
Intangible assets, net - December 31, 2021	1,676	41	782	56	2,555
Intangible assets acquired	67	4	1	—	72
Intangible asset disposals	(1)	—	—	(5)	(6)
Amortization	(230)	(31)	(42)	(9)	(312)
Foreign exchange	(34)	(1)	(1)	—	(36)
Balance at December 31, 2022:
Intangible assets, gross	3,760	725	1,038	98	5,621
Accumulated amortization	(2,282)	(712)	(298)	(56)	(3,348)
Intangible assets, net - December 31, 2022	1,478	13	740	42	2,273
Intangible assets acquired	7	—	—	—	7
Intangible asset disposals	—	—	—	(13)	(13)
Amortization	(204)	(10)	(43)	(6)	(263)
Foreign exchange	12	—	—	—	12
Balance at December 31, 2023:
Intangible assets, gross	3,807	729	1,039	63	5,638
Accumulated amortization	(2,514)	(726)	(342)	(40)	(3,622)
Intangible assets, net - December 31, 2023	$1,293	$3	$697	$23	$2,016

The weighted-average remaining life of amortizable intangible assets and liabilities at December 31, 2023 was 11.7 years.

The table below reflects the future estimated amortization expense for amortizable intangible assets for the next five years and thereafter:

Years ended December 31,	Amortization
2024	$231
2025	211
2026	202
2027	198
2028	194
Thereafter	980
Total	$2,016

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

Foreign Currency Risk

Certain non-U.S. subsidiaries receive revenue and incur expenses in currencies other than their functional currency, and as a result, the foreign subsidiary’s functional currency revenue and/or expenses will fluctuate as the currency rates change. Additionally, the forecast Pounds sterling expenses of our London brokerage market operations may exceed their Pounds sterling revenue, and the entity with such operations may also hold significant foreign currency asset or liability positions in the consolidated balance sheets. To reduce such variability, we use foreign exchange contracts to hedge against this currency risk.

These derivatives were designated as hedging instruments and at December 31, 2023 and December 31, 2022 had total notional amounts of $119 million and $134 million, respectively, with a net asset fair value of $2 million and a net liability fair value of $3 million, respectively.

At December 31, 2023, the Company estimates, based on current exchange rates, there will be $1 million of net derivative gains on forward exchange rates reclassified from accumulated other comprehensive loss into earnings within the next twelve months as the forecast transactions affect earnings. At December 31, 2023, our longest outstanding maturity was 1.7 years.

The effects of the material derivative instruments that are designated as hedging instruments on the consolidated statements of comprehensive income for the years ended December 31, 2023, 2022 and 2021 are below. Amounts pertaining to the ineffective portion of hedging instruments and those excluded from effectiveness testing were immaterial for the years ended December 31, 2023, 2022 and 2021.

	Gain/(loss) recognized in OCL (effective element)
	2023	2022	2021
Foreign exchange contracts	$3	$(8)	$5

Location of gain/(loss) reclassified from Accumulated OCL into income (effective element)	Gain/(loss) reclassified from Accumulated OCL into income (effective element)
	2023	2022	2021
Revenue	$1	$2	$(3)
Salaries and benefits	(2)	(4)	6
Discontinued operations	—	—	3
	$(1)	$(2)	$6

The Company engages in intercompany borrowing and lending between subsidiaries, primarily through its in-house banking operations which give rise to foreign exchange exposures. The Company mitigates these risks through the use of short-term foreign currency forward and swap transactions that offset the underlying exposure created when the borrower and lender have different functional currencies. These derivatives are not generally designated as hedging instruments, and at December 31, 2023 and December 31, 2022, we had notional amounts of $1.2 billion and $1.7 billion, respectively, with net asset fair values of $3 million and $24 million, respectively. Such derivatives typically mature within three months.

The effects of derivatives that have not been designated as hedging instruments on the consolidated statements of comprehensive income for the years ended December 31, 2023, 2022 and 2021 are as follows (see Note 17 — Other Income, Net for the net foreign currency impact on the Company’s consolidated statements of comprehensive income which includes the results of the offset of underlying exposures):

	Location of gain/(loss)	Gain/(loss) recognized in income
Derivatives not designated as hedging instruments:	recognized in income	2023	2022	2021
Foreign exchange contracts	Other income, net	$11	$(147)	$—

Note 11 — Debt

Current debt consists of the following:

	December 31,
	2023	2022
4.625% senior notes due 2023	$—	$250
3.600% senior notes due 2024	650	—
	$650	$250

Long-term debt consists of the following:

	December 31,
	2023	2022
Revolving $1.5 billion credit facility	$—	$—
3.600% senior notes due 2024	—	649
4.400% senior notes due 2026	548	547
4.650% senior notes due 2027	745	744
4.500% senior notes due 2028	598	597
2.950% senior notes due 2029	726	726
5.350% senior notes due 2033	741	—
6.125% senior notes due 2043	272	271
5.050% senior notes due 2048	395	395
3.875% senior notes due 2049	542	542
	$4,567	$4,471

Guarantees

The following table presents a summary of the entities that issued each note or entered into the revolving credit facility and those wholly-owned and consolidated subsidiaries of the Company that guarantee each respective note and the revolving credit facility on a joint and several basis as of December 31, 2023.

Entity	Revolving credit facility 4.400% due 2026 6.125% due 2043	3.600% due 2024 4.650% due 2027 4.500% due 2028 2.950% due 2029 5.350% due 2033 5.050% due 2048 3.875% due 2049
Willis Towers Watson plc	Guarantor	Guarantor
Trinity Acquisition plc	Issuer	Guarantor
Willis North America Inc.	Guarantor	Issuer
Willis Netherlands Holdings B.V.	Guarantor	Guarantor
Willis Investment UK Holdings Limited	Guarantor	Guarantor
TA I Limited	Guarantor	Guarantor
Willis Group Limited	Guarantor	Guarantor
Willis Towers Watson Sub Holdings Unlimited Company	Guarantor	Guarantor
Willis Towers Watson UK Holdings Limited	Guarantor	Guarantor

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

•
For base rate borrowings, the benchmark rate will be the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50%, and (c) the one-month Term SOFR rate plus 1.0%. The margin on the base rate benchmark is 0.00% to 0.75% depending on the Company’s senior unsecured long-term debt rating.
•
For Term Benchmark or Sterling Overnight Interbank Average Rate (‘SONIA’) borrowings, the rate will be the applicable Term SOFR rate or SONIA (as applicable based on the currency of the borrower) plus the Applicable SOFR Adjustment of 0.10% plus a margin of 1.0% to 1.75% depending on the Company’s guaranteed unsecured long-term debt rating.

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

Senior Notes

5.350% senior notes due 2033

On May 17, 2023, the Company, together with its wholly-owned subsidiary, Willis North America Inc. as issuer, completed an offering of $750 million aggregate principal amount of 5.350% senior notes due 2033 (‘2033 senior notes’). The effective interest rate of the 2033 senior notes is 5.47%, which includes the impact of the discount upon issuance. The 2033 senior notes will mature on May 15, 2033. Interest on the 2033 senior notes accrues from May 17, 2023 and will be paid in cash on May 15 and November 15 of each year, commencing on November 15, 2023. The net proceeds from this offering, after deducting the underwriting discount and offering expenses, were $741 million, of which $256 million was used to fully repay the $250 million aggregate principal amount and related accrued interest of the 4.625% senior notes at maturity during the third quarter of 2023. The Company used the remaining net proceeds for general corporate purposes.

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

4.625% senior notes due 2023 (repaid in August 2023) and 6.125% senior notes due 2043

On August 15, 2013, Trinity Acquisition plc issued $250 million of 4.625% senior notes due 2023 (‘2023 senior notes’) and $275 million of 6.125% senior notes due 2043 (‘2043 senior notes’). The effective interest rate of the 2023 senior notes was 4.696% and the effective interest rate of the 2043 senior notes is 6.154%, which includes the impact of the discount upon issuance. The proceeds were used to repurchase other previously-issued senior notes. The 2023 senior notes matured on August 15, 2023; the 2043 senior notes will mature on August 15, 2043. In August 2023, the Company repaid in full the principal and related accrued interest associated with the 2023 senior notes using, in part, the proceeds from the issuance of the 2033 senior notes discussed above.

Additional Information Regarding Fully Repaid Senior Notes and Collateralized Facility

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

Covenants

The terms of our current financings also include certain limitations. For example, the agreements relating to the debt arrangements and credit facilities generally contain numerous operating and financial covenants, including requirements to maintain minimum ratios of consolidated EBITDA to consolidated cash interest expense and maximum levels of consolidated funded indebtedness in relation to consolidated EBITDA, in each case subject to certain adjustments. The operating restrictions and financial covenants in our current credit facilities do, and any future financing agreements may, limit our ability to finance future operations or capital needs or to engage in other business activities. At December 31, 2023 and 2022, we were in compliance with all financial covenants.

Debt Maturity

The following table summarizes the maturity of our debt and interest on senior notes and excludes any reduction for debt issuance costs:

	2024	2025	2026	2027	2028	Thereafter	Total
Senior notes	$650	$—	$550	$750	$600	$2,700	$5,250
Interest on senior notes	214	206	187	163	139	1,276	2,185
Revolving $1.5 billion credit facility	—	—	—	—	—	—	—
Total	$864	$206	$737	$913	$739	$3,976	$7,435

Interest Expense

The following table shows an analysis of the interest expense for the years ended December 31, 2023, 2022 and 2021:

	Years ended December 31,
	2023	2022	2021
Senior notes	$227	$196	$200
Revolving credit facility	3	3	3
Collateralized facility	—	—	2
Other (i)	5	9	6
Total interest expense	$235	$208	$211

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
•
Market values for our derivative instruments have been used to determine the fair values of forward and option foreign exchange contracts based on estimated amounts the Company would receive or have to pay to terminate the agreements, taking into account observable information about the current foreign currency forward rates. Such financial instruments are classified as Level 2.
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

The following tables present our assets and liabilities measured at fair value on a recurring basis at December 31, 2023 and December 31, 2022:

		Fair Value Measurements on a Recurring Basis at December 31, 2023
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds/exchange traded funds (i)	Prepaid and other current assets and Other non-current assets	$102	$—	$—	$102
	Fiduciary assets	215	—	—	215
Commingled funds (i) (ii)	Other non-current assets	—	—	—	9
Hedge funds (i) (iii)	Other non-current assets	—	—	—	8
Derivatives:
Derivative financial instruments (iv)	Prepaid and other current assets and Other non-current assets	$—	$6	$—	$6
Liabilities:
Contingent consideration:
Contingent consideration (v) (vi)	Other current liabilities and Other non-current liabilities	$—	$—	$31	$31
Derivatives:
Derivative financial instruments (iv)	Other current liabilities and Other non-current liabilities	$—	$1	$—	$1

		Fair Value Measurements on a Recurring Basis at December 31, 2022
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds/exchange traded funds (i)	Prepaid and other current assets and Other non-current assets	$7	$—	$—	$7
	Fiduciary assets	142	—	—	142
Derivatives:
Derivative financial instruments (iv)	Prepaid and other current assets and Other non-current assets	$—	$26	$—	$26
Liabilities:
Contingent consideration:
Contingent consideration (v) (vi)	Other current liabilities and Other non-current liabilities	$—	$—	$40	$40
Derivatives:
Derivative financial instruments (iv)	Other current liabilities and Other non-current liabilities	$—	$5	$—	$5

(i)
With the exception of the funds included in fiduciary assets, the majority of these balances are held as part of deferred compensation plans with related liabilities in other current liabilities and other non-current liabilities on the consolidated balance sheets.
(ii)
Consists of the Towers Watson Global Equity Focus Fund, for which redemptions can occur on any business day, and require a minimum of one business day’s notice.
(iii)
Consists of the Towers Watson Alternative Credit Fund, for which the redemption period is generally quarterly, however requires a 50-day notice.
(iv)
See Note 10 — Derivative Financial Instruments for further information on our derivative investments.
(v)
Probability weightings are based on our knowledge of the past and planned performance of the acquired entity to which the contingent consideration applies. The fair value weighted-average discount rates used in our material contingent consideration calculations were 13.28% and 10.26% at December 31, 2023 and December 31, 2022, respectively. The range of these discount rates was 11.61% - 13.80% at December 31, 2023. Using different probability weightings and discount rates could result in an increase or decrease of the contingent consideration payable.
(vi)
Consideration due to be paid across multiple years until 2027.

The following table summarizes the change in fair value of the Level 3 liabilities:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	December 31, 2023
Balance at December 31, 2022	$40
Obligations assumed	—
Payments	(15)
Realized and unrealized losses (i)	6
Foreign exchange	—
Balance at December 31, 2023	$31

(i)
Realized and unrealized losses include accretion and adjustments to contingent consideration liabilities, which are included within Interest expense and Other operating expenses, respectively, on the consolidated statements of comprehensive income.

There were no significant transfers to or from Level 3 during the years ended December 31, 2023 and 2022.

Fair value information about financial instruments not measured at fair value

The following tables present our assets and liabilities not measured at fair value on a recurring basis at December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Long-term note receivable	$74	$70	$68	$63
Liabilities:
Current debt	$650	$645	$250	$248
Long-term debt	$4,567	$4,359	$4,471	$4,069

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

WTW Plan – Substantially all U.S. employees are eligible to participate in this plan. Benefits are provided under a stable value pension plan design. The original stable value design came into effect on January 1, 2012. Plan participants prior to July 1, 2017 earn benefits without having to make employee contributions, and all newly-eligible employees after that date were required to contribute 2% of pay on an after-tax basis to participate in the plan. Effective January 1, 2024, stable value benefits are earned under the same contributory formula for all eligible colleagues. To participate, plan participants are required to contribute 2% of eligible earnings (base salary only) on an after-tax basis.

United Kingdom

Legacy Willis – This plan covers approximately 400 WTW employees in the U.K. The plan is now closed to new entrants. New employees in the U.K. are offered the opportunity to join a defined contribution plan.

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

Amounts Recognized in our Consolidated Financial Statements

The following schedules provide information concerning the defined benefit pension plans as of and for the years ended December 31, 2023 and 2022:

	2023			2022
	U.S.	U.K.	Other	U.S.	U.K.	Other
Change in Benefit Obligation
Benefit obligation, beginning of year	$3,871	$2,435	$655	$5,096	$4,369	$922
Service cost	56	6	14	77	12	22
Interest cost	195	120	28	119	70	15
Employee contributions	17	—	1	16	—	1
Actuarial losses/(gains)	201	(32)	72	(1,186)	(1,434)	(221)
Settlements	(11)	—	(2)	(25)	(5)	(2)
Benefits paid	(230)	(116)	(35)	(226)	(130)	(30)
Other	(1)	—	3	—	—	2
Foreign currency changes	—	145	26	—	(447)	(54)
Benefit obligation, end of year	$4,098	$2,558	$762	$3,871	$2,435	$655
Change in Plan Assets
Fair value of plan assets, beginning of year	$3,823	$2,999	$580	$4,710	$5,266	$739
Actual return on plan assets	173	(3)	67	(694)	(1,622)	(124)
Employer contributions	31	13	36	42	33	38
Employee contributions	17	—	1	16	—	1
Settlements	(11)	—	(2)	(25)	(5)	(2)
Benefits paid	(230)	(116)	(35)	(226)	(130)	(30)
Other	—	—	3	—	—	2
Foreign currency changes	—	176	23	—	(543)	(44)
Fair value of plan assets, end of year	$3,803	$3,069	$673	$3,823	$2,999	$580
Funded status at end of year	$(295)	$511	$(89)	$(48)	$564	$(75)
Accumulated Benefit Obligation	$4,098	$2,558	$733	$3,871	$2,435	$629
Components on the Consolidated Balance Sheet
Pension benefits assets	$—	$516	$52	$179	$569	$57
Current liability for pension benefits	$(24)	$(1)	$(5)	$(26)	$—	$(5)
Non-current liability for pension benefits	$(271)	$(4)	$(136)	$(201)	$(5)	$(127)
	$(295)	$511	$(89)	$(48)	$564	$(75)

For the year ended December 31, 2023, bond yields decreased, driving decreases in the discount rates and increasing the benefit obligation for all plans although certain U.K. plans benefited from favorable changes in demographic assumptions and plan experience. The U.K. and Other plans also had unfavorable effects from foreign exchange, and the U.S. plan had a change in mortality assumptions, all of which increased their respective benefit obligations.

For the year ended December 31, 2022, bond yields increased, driving an increase in the discount rates and actuarial gains for all plans. The U.K. and Other plans also had favorable effects from foreign exchange on their benefit obligations.

Amounts recognized in accumulated other comprehensive loss as of December 31, 2023 and 2022 consist of:

	2023			2022
	U.S.	U.K.	Other	U.S.	U.K.	Other
Net actuarial loss	$915	$1,674	$82	$597	$1,497	$36
Net prior service loss/(gain)	—	19	8	—	6	9
Accumulated other comprehensive loss	$915	$1,693	$90	$597	$1,503	$45

The following table presents the projected benefit obligation and fair value of plan assets for our plans that have a projected benefit obligation in excess of plan assets as of December 31, 2023 and 2022:

	2023			2022
	U.S.	U.K.	Other	U.S.	U.K.	Other
Projected benefit obligation at end of year	$4,098	$5	$324	$939	$5	$278
Fair value of plan assets at end of year	$3,803	$—	$182	$713	$—	$145

The following table presents the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for our plans that have an accumulated benefit obligation in excess of plan assets as of December 31, 2023 and 2022.

	2023			2022
	U.S.	U.K.	Other	U.S.	U.K.	Other
Projected benefit obligation at end of year	$4,098	$5	$324	$939	$5	$238
Accumulated benefit obligation at end of year	$4,098	$5	$309	$939	$5	$228
Fair value of plan assets at end of year	$3,803	$—	$182	$713	$—	$106

The components of the net periodic benefit income and other amounts recognized in other comprehensive (income)/loss for the years ended December 31, 2023, 2022 and 2021 for the defined benefit pension plans are as follows:

	2023			2022			2021
	U.S.	U.K.	Other	U.S.	U.K.	Other	U.S.	U.K.	Other
Components of net periodic benefit (income)/cost:
Service cost	$56	$6	$14	$77	$12	$22	$79	$17	$24
Interest cost	195	120	28	119	70	15	94	56	12
Expected return on plan assets	(304)	(162)	(38)	(331)	(144)	(38)	(312)	(170)	(37)
Amortization of unrecognized prior service (credit)/cost	—	(12)	1	—	(12)	1	—	(17)	1
Amortization of unrecognized actuarial loss	13	48	—	14	29	3	37	27	6
Settlement	1	—	(1)	4	1	(1)	1	2	2
Curtailment gain	—	—	—	—	—	—	—	(1)	—
Other	—	—	—	—	—	—	1	—	—
Net periodic benefit (income)/cost	$(39)	$—	$4	$(117)	$(44)	$2	$(100)	$(86)	$8
Other changes in plan assets and benefit obligations recognized in other comprehensive (income)/loss:
Net actuarial (gain)/loss	$332	$133	$43	$(161)	$332	$(59)	$(328)	$140	$(61)
Amortization of unrecognized actuarial loss	(13)	(48)	—	(14)	(29)	(3)	(37)	(27)	(6)
Prior service cost	—	—	—	—	—	—	—	—	12
Amortization of unrecognized prior service credit/(cost)	—	12	(1)	—	12	(1)	—	17	(1)
Settlement	(1)	—	1	(4)	(1)	1	(1)	(2)	(2)
Curtailment gain	—	—	—	—	—	—	—	1	—
Plan (disposal)/addition	—	—	—	—	—	—	—	(34)	8
Total recognized in other comprehensive (income)/loss	318	97	43	(179)	314	(62)	(366)	95	(50)
Total recognized in net periodic benefit (income)/cost and other comprehensive (income)/loss	$279	$97	$47	$(296)	$270	$(60)	$(466)	$9	$(42)

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

The following assumptions were used in the valuations of WTW’s defined benefit pension plans. The assumptions presented in each column represent the weighted-average of rates for all plans included in the U.S., U.K., and Other groups. The assumptions used to determine net periodic benefit cost for the fiscal years ended December 31, 2023, 2022 and 2021 were as follows:

	Years ended December 31,
	2023			2022			2021
	U.S.	U.K.	Other	U.S.	U.K.	Other	U.S.	U.K.	Other
Discount rate - PBO	5.4%	5.0%	4.3%	2.8%	1.9%	2.0%	2.5%	1.5%	1.7%
Discount rate - service cost	5.5%	5.0%	4.3%	3.0%	1.9%	2.4%	2.7%	1.6%	2.3%
Discount rate - interest cost on service cost	5.3%	4.9%	4.3%	2.5%	1.8%	2.2%	2.0%	1.4%	2.0%
Discount rate - interest cost on PBO	5.2%	4.9%	4.3%	2.4%	1.8%	1.8%	1.8%	1.2%	1.3%
Expected long-term rate of return on assets	8.2%	5.3%	6.5%	7.2%	3.0%	5.4%	7.2%	3.1%	5.4%
Rate of increase in compensation levels	4.3%	3.4%	2.4%	4.3%	3.4%	2.3%	4.3%	3.0%	2.3%

The following tables present the assumptions used in the valuation to determine the projected benefit obligation for the fiscal years ended December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
	U.S.	U.K.	Other	U.S.	U.K.	Other
Discount rate	5.1%	4.7%	3.8%	5.4%	5.0%	4.3%
Rate of increase in compensation levels	4.3%	3.3%	2.4%	4.3%	3.4%	2.4%

The expected return on plan assets was determined on the basis of the weighted-average of the expected future returns of the various asset classes, using the target allocations shown below. The Company’s pension plan asset target allocations as of December 31, 2023 were as follows (note the French plan is unfunded):

	U.S.		U.K.		Switzerland	Canada	Germany	Ireland
Asset Category	WTW	Willis	Willis	Towers Watson	WTW	WTW	WTW	Willis	Towers Watson
Equity securities	23%	30%	—%	1%	53%	40%	34%	30%	40%
Debt securities	33%	33%	35%	19%	14%	50%	62%	28%	30%
Real estate	16%	11%	—%	1%	28%	5%	—%	3%	—%
Other	28%	26%	65%	79%	5%	5%	4%	39%	30%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

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
•
Level 2: refers to fair values estimated using observable market-based inputs or unobservable inputs that are corroborated by market data; and
•
Level 3: includes fair values estimated using unobservable inputs that are not corroborated by market data.

The fair values of our U.S. plan assets by asset category at December 31, 2023 and 2022 are as follows:

	December 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset category:
Cash	$29	$—	$—	$29	$15	$—	$—	$15
Short-term securities	—	85	—	85	—	89	—	89
Pooled/commingled funds	—	—	—	2,146	—	—	—	1,945
Private equity	—	—	—	665	—	—	—	612
Hedge funds	—	—	—	878	—	—	—	1,160
Total assets	$29	$85	$—	$3,803	$15	$89	$—	$3,821

The fair values of our U.K. plan assets by asset category at December 31, 2023 and 2022 are as follows:

	December 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset category:
Cash	$204	$—	$—	$204	$125	$—	$—	$125
Government bonds	1,305	—	—	1,305	1,267	—	—	1,267
Corporate bonds	—	282	—	282	—	335	—	335
Other fixed income	—	377	—	377	—	189	—	189
Pooled/commingled funds	—	—	—	1,065	—	—	—	1,255
Private equity	—	—	—	14	—	—	—	20
Derivatives	—	254	—	254	—	229	—	229
Real estate	—	—	—	112	—	—	—	121
Insurance contracts	—	—	45	45	—	—	40	40
Total assets	$1,509	$913	$45	$3,658	$1,392	$753	$40	$3,581

Liability category:
Repurchase agreements	—	496	—	496	—	484	—	484
Derivatives	—	93	—	93	—	98	—	98
Net assets	$1,509	$324	$45	$3,069	$1,392	$171	$40	$2,999

The fair values of our Other plan assets by asset category at December 31, 2023 and 2022 are as follows:

	December 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset category:
Cash	$2	$—	$—	$2	$3	$—	$—	$3
Pooled/commingled funds	—	—	—	583	—	—	—	501
Hedge funds	—	—	—	36	—	—	—	32
Insurance contracts	—	—	5	5	—	—	5	5
Investment in multiple- employer pension plan	—	—	47	47	—	—	39	39
Total assets	$2	$—	$52	$673	$3	$—	$44	$580

We evaluate the need to transfer between levels based upon the nature of the financial instrument and size of the transfer relative to the total net assets of the plans. There were no significant transfers between Levels 1, 2 or 3 in the fiscal years ended December 31, 2023 and 2022.

In accordance with ASC Subtopic 820-10, Fair Value Measurement and Disclosures, certain investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in these tables are intended to permit reconciliation of the fair value hierarchy to the total fair value of plan assets.

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

Pooled / commingled funds: Valued at the net value of shares held by the Company at year end as reported by the manager of the funds. These funds are not exchange-traded and are not reported by level in the tables above.

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

Repurchase agreements: Valued at the repurchase obligation which includes an interest rate linked to the underlying fixed interest government bond portfolio. These agreements are short-term in nature (less than one year) and were entered into for the purpose of purchasing additional government bonds.

The following table reconciles the net plan investments to the total fair value of the plan assets:

	December 31,
	2023	2022
Net assets held in investments	$7,545	$7,400
Net receivable for investments purchased	—	2
Fair value of plan assets	$7,545	$7,402

Level 3 investments

As a result of the inherent limitations related to the valuations of the Level 3 investments, due to the unobservable inputs of the underlying funds, the estimated fair values may differ significantly from the values that would have been used had a market for those investments existed.

The following table sets forth a summary of changes in the fair value of the plans’ Level 3 assets for the fiscal year ended December 31, 2023:

Level 3 Roll Forward
Beginning balance at December 31, 2022	$84
Purchases	2
Unrealized gain	4
Foreign exchange	7
Ending balance at December 31, 2023	$97

Contributions and Benefit Payments

Funding is based on actuarially-determined contributions and is limited to amounts that are currently deductible for tax purposes. Since funding calculations are based on different measurements than those used for accounting purposes, pension contributions are not equal to net periodic pension costs.

The following table sets forth our projected pension contributions to our qualified plans for fiscal year 2023, as well as the pension contributions to our qualified plans in fiscal years 2023 and 2022:

	2024 (Projected)	2023 (Actual)	2022 (Actual)
U.S.	$—	$—	$1
U.K.	$2	$12	$32
Other	$9	$24	$25

Expected benefit payments from our defined benefit pension plans to current plan participants, including the effects of their expected future service, as appropriate, are as follows:

	Benefit Payments
Fiscal Year	U.S.	U.K.	Other	Total
2024	$287	$119	$36	$442
2025	287	121	32	440
2026	293	130	33	456
2027	290	135	34	459
2028	289	137	36	462
Years 2029 – 2033	1,380	744	210	2,334
	$2,826	$1,386	$381	$4,593

Defined Contribution Plans

We have defined contribution plans covering eligible employees in many countries. The most significant plans are in the U.S. and U.K. and are described here.

We have a U.S. defined contribution plan covering all eligible employees of WTW. The plan allowed participants to make pre-tax and Roth after-tax contributions, and the Company provided a 100% match on the first 1% of employee contributions and a 50% match on the next 5% of employee contributions. Effective January 2024, the Company provides to non-Benefits Delivery & Administration (‘BDA’) participants a non-elective company contribution of 3.5% of eligible earnings, regardless of the contributions they make to the plan. Participants employed in BDA business entities will continue under the prior formula. Employees vest in the Company match upon two years of service. All investment assets of the plan are held in a trust account administered by independent trustees.

Our U.K. pension plans provide for a defined contribution component as part of a master trust. We make contributions to the plan, a portion of which represents matching contributions made by the participants up to a maximum rate.

We had defined contribution plan expense for the years ended December 31, 2023, 2022 and 2021 amounting to $158 million, $148 million and $155 million, respectively.

Note 14 — Leases

The following tables present amounts recorded on our consolidated balance sheets at December 31, 2023 and 2022, classified as either operating or finance leases. Operating leases are presented separately on our consolidated balance sheets. For the finance leases, the ROU assets are included in fixed assets, net, and the liabilities are classified within Other current liabilities and Other non-current liabilities.

	December 31, 2023			December 31, 2022
	Operating Leases	Finance Leases	Total Leases	Operating Leases	Finance Leases	Total Leases
Right-of-use assets	$565	$3	$568	$586	$4	$590
Current lease liabilities	125	5	130	126	4	130
Long-term lease liabilities	592	7	599	620	12	632

The following tables present amounts recorded on our consolidated statements of comprehensive income for the years ended December 31, 2023, 2022 and 2021:

	Years ended December 31,
	2023	2022	2021
Finance lease cost:
Amortization of right-of-use assets	$1	$2	$1
Interest on lease liabilities	2	2	3
Operating lease cost	146	175	192
Short-term lease cost	1	—	1
Variable lease cost	64	71	52
Sublease income	(13)	(15)	(20)
Total lease cost, net	$201	$235	$229

The total lease cost is recognized in different locations in our consolidated statements of comprehensive income. Amortization of the finance lease ROU assets is included in depreciation, while the interest cost component of these finance leases is included in interest expense. All other costs are included in other operating expenses, with the exception of $38 million, $57 million and $19 million incurred during the years ended December 31, 2023, 2022 and 2021, respectively, that were included in restructuring costs (see Note 6 — Restructuring Costs) that primarily related to the acceleration of amortization or impairment of certain abandoned ROU assets and the payment of early termination fees. There are no significant lease costs that have been included as discontinued operations in the consolidated statements of comprehensive income during the years ended December 31, 2023, 2022 and 2021.

Cash paid for amounts included in the measurement of lease liabilities for the years ended December 31, 2023, 2022 and 2021, as well as its location in the consolidated statements of cash flows, is as follows:

	Years ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Operating leases	$155	$173	$186
Finance leases	2	2	3
Cash flows used in financing activities:
Finance leases	4	4	3
Total lease payments	$161	$179	$192

Non-cash additions to our operating lease ROU assets, net of modifications, were $85 million, $65 million and $37 million during the years ended December 31, 2023, 2022 and 2021, respectively.

Our operating and finance leases have the following weighted-average terms and discount rates as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average term (in years)	6.6	2.1	6.9	3.1
Weighted-average discount rate	3.7%	12.7%	3.4%	12.7%

The maturity of our lease liabilities on an undiscounted basis, including a reconciliation to the total lease liabilities reported on the consolidated balance sheet as of December 31, 2023, is as follows:

	Operating Leases	Finance Leases	Total Leases
2024	$147	$6	$153
2025	135	6	141
2026	120	2	122
2027	96	—	96
2028	87	—	87
Thereafter	227	—	227
Total future lease payments	812	14	826
Interest	(95)	(2)	(97)
Total lease liabilities	$717	$12	$729

Note 15 — Commitments and Contingencies

Guarantees

Guarantees issued by certain of WTW’s subsidiaries with respect to the senior notes and credit facilities are discussed in Note 11 — Debt.

Certain of WTW’s subsidiaries in the U.S. and the U.K. have given the landlords of some leased properties occupied by the Company guarantees with respect to the repayment of the lease obligations. The operating lease obligations subject to such guarantees amounted to $350 million and $399 million at December 31, 2023 and 2022, respectively. There were no finance lease obligations subject to such guarantees at December 31, 2023. The finance lease obligations subject to such guarantees amounted to $3 million at December 31, 2022.

Acquisition liabilities

In addition to the contingent consideration that may be payable related to our acquisitions (see Note 12 — Fair Value Measurements), we have deferred consideration of $3 million at December 31, 2023, which is payable until 2026. The Company had deferred consideration of $6 million at December 31, 2022.

Other contractual obligations

For certain subsidiaries and associates, the Company has the right to purchase shares (a call option) from co-shareholders at various dates in the future. In addition, the co-shareholders of certain subsidiaries and associates have the right to sell their shares (a put option) to the Company at various dates in the future. Generally, the exercise prices of such put options and call options are formula-based (using revenue and earnings) and are designed to reflect fair value. Based on current projections of profitability and exchange rates, and assuming the put options are exercised, the potential amount payable from these put options is not expected to exceed $3 million.

Additionally, the Company has capital commitments with Trident V Parallel Fund, LP, an investment fund managed by Stone Point Capital, Dowling Capital Partners I, LP., and PruVen Capital Partners Fund II, LP. At December 31, 2023, the Company is obligated to make capital contributions of approximately $27 million, collectively, to these funds.

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

Errors and omissions claims, lawsuits, and other proceedings arising in the ordinary course of business are covered in part by professional indemnity or other appropriate insurance. The terms of this insurance vary by policy year. Regarding self-insured risks, the Company has established provisions which are believed to be adequate in light of current information and legal advice, or, in certain cases, where a range of loss exists, the Company accrues the minimum amount in the range if no amount within the range is a better estimate than any other amount. The Company adjusts such provisions from time to time according to developments. See Note 16 — Supplementary Information for Certain Balance Sheet Accounts for the amounts accrued at December 31, 2023 and 2022 in the consolidated balance sheets.

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

Note 16 — Supplementary Information for Certain Balance Sheet Accounts

Additional details of specific balance sheet accounts are detailed below.

Prepaid and other current assets consist of the following:

	December 31, 2023	December 31, 2022
Prepayments and accrued income	$123	$132
Deferred contract costs	76	71
Derivatives and investments	4	43
Deferred compensation plan assets	16	16
Corporate income and other taxes	87	89
Acquired renewal commissions receivable	5	9
Other current assets	53	54
Total prepaid and other current assets	$364	$414

Other non-current assets consist of the following:

	December 31, 2023	December 31, 2022
Prepayments and accrued income	$9	$10
Deferred contract costs	142	126
Deferred compensation plan assets	89	74
Deferred tax assets	86	68
Accounts receivable, net	19	9
Acquired renewal commissions receivable	23	29
Long-term note receivable	74	68
Other investments	88	90
Insurance recovery receivables	85	80
Non-current contract assets	909	745
Other non-current assets	49	58
Total other non-current assets	$1,573	$1,357

Deferred revenue and accrued expenses consist of the following:

	December 31, 2023	December 31, 2022
Accounts payable, accrued liabilities and deferred income	$1,073	$975
Accrued discretionary and incentive compensation	795	708
Accrued vacation	150	142
Other employee-related liabilities	86	90
Total deferred revenue and accrued expenses	$2,104	$1,915

Other current liabilities consist of the following:

	December 31, 2023	December 31, 2022
Dividends payable	$103	$102
Income taxes payable	50	83
Interest payable	50	49
Deferred compensation plan liabilities	16	14
Contingent and deferred consideration on acquisitions	7	17
Accrued retirement benefits	31	32
Payroll and other benefits-related liabilities (i)	166	157
Other taxes payable (i)	78	65
Derivatives	1	4
Third-party commissions	106	124
Other current liabilities (i)	70	69
Total other current liabilities	$678	$716

(i)
Certain amounts have been reclassified from the prior year to conform to the current year presentation.

Provision for liabilities consists of the following:

	December 31, 2023	December 31, 2022
Claims, lawsuits and other proceedings	$306	$296
Other provisions	59	61
Total provision for liabilities	$365	$357

Other non-current liabilities consist of the following:

	December 31, 2023	December 31, 2022
Deferred and long-term compensation plan liabilities (i)	$97	$113
Contingent and deferred consideration on acquisitions	27	29
Liabilities for uncertain tax positions	42	40
Finance leases	7	12
Other non-current liabilities (i)	65	27
Total other non-current liabilities	$238	$221

(i)
Certain amounts have been reclassified from the prior year to conform to the current year presentation.

Note 17 — Other Income, Net

Other income, net consists of the following:

	Years ended December 31,
	2023	2022	2021
Gain on disposal of operations (i)	$43	$7	$379
Net periodic pension and postretirement benefit credits	109	272	303
Interest in earnings of associates and other investments	3	4	8
Foreign exchange (loss)/gain (ii)	(11)	—	8
Other	5	5	3
Other income, net	$149	$288	$701

(i)
For the year ended December 31, 2022, includes a $24 million non-cash revaluation gain related to an acquisition completed in stages.
(ii)
Includes the offsetting effects of the Company's foreign currency hedging program. See Note 10 — Derivative Financial Instruments.

Note 18 — Accumulated Other Comprehensive Loss

The components of other comprehensive (loss)/income are as follows:

	December 31, 2023			December 31, 2022			December 31, 2021
	Before tax amount	Tax	Net of tax amount	Before tax amount	Tax	Net of tax amount	Before tax amount	Tax	Net of tax amount
Other comprehensive (loss)/income:
Foreign currency translation	$173	$—	$173	$(499)	$—	$(499)	$(87)	$—	$(87)
Defined pension and post-retirement benefits	(546)	138	(408)	87	(22)	65	343	(83)	260
Derivative instruments	3	(1)	2	(6)	4	(2)	(1)	3	2
Other comprehensive (loss)/income	(370)	137	(233)	(418)	(18)	(436)	255	(80)	175
Less: Other comprehensive (income)/loss attributable to non-controlling interests	(2)	—	(2)	1	—	1	(2)	—	(2)
Other comprehensive (loss)/income attributable to WTW	$(372)	$137	$(235)	$(417)	$(18)	$(435)	$253	$(80)	$173

Changes in accumulated other comprehensive loss, net of non-controlling interests and net of tax are provided in the following table. This table excludes amounts attributable to non-controlling interests, which are not material for further disclosure.

	Foreign currency translation	Derivative instruments (i)	Defined pension and post- retirement benefit costs (ii)	Total
Balance, January 1, 2021	$(400)	$9	$(1,968)	$(2,359)
Other comprehensive (loss)/income before reclassifications	(133)	9	191	67
Loss/(gain) reclassified from accumulated other comprehensive loss (net of income tax benefit of $12) (iii)	44	(7)	69	106
Net other comprehensive (loss)/income	(89)	2	260	173
Balance, December 31, 2021	$(489)	$11	$(1,708)	$(2,186)
Other comprehensive (loss)/income before reclassifications	(498)	(3)	41	(460)
Loss reclassified from accumulated other comprehensive loss (net of income tax benefit of $9)	—	1	24	25
Net other comprehensive (loss)/income	(498)	(2)	65	(435)
Balance, December 31, 2022	$(987)	$9	$(1,643)	$(2,621)
Other comprehensive income/(loss) before reclassifications	171	2	(444)	(271)
Loss reclassified from accumulated other comprehensive loss (net of income tax benefit of $11)	—	—	36	36
Net other comprehensive income/(loss)	171	2	(408)	(235)
Balance, December 31, 2023	$(816)	$11	$(2,051)	$(2,856)

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

Note 19 — Share-based Compensation

Amounts related to discontinued operations in the tables and other disclosures below were not material during the years ended December 31, 2023, 2022 and 2021.

Plan Summaries

On December 31, 2023, the Company had a number of open share-based compensation plans, which provide for the granting of time-based and performance-based options, time-based and performance-based restricted stock units, and various other share-based grants to employees. All of the Company’s share-based compensation plans under which any options, restricted stock units (‘RSUs’) or other share-based grants are outstanding as of December 31, 2023 are described below.

During 2023, approximately 265,000 shares were issued under employee stock compensation plans and non-qualified retirement plans, which is net of shares withheld for taxes and option costs. Additionally, due to retirement eligibility provisions, 93,000 shares vested during the current year which will be issued during a future year. See below for further detail on the options exercised and RSUs vested in 2023.

The compensation cost that has been recognized for these plans for the years ended December 31, 2023, 2022 and 2021 was $125 million, $99 million and $101 million, respectively. Of the $125 million and $99 million of compensation cost for the years ended December 31, 2023 and 2022, respectively, $31 million and $27 million, respectively, were recognized within transaction and transformation, net on the consolidated statements of comprehensive income. The total income tax benefits recognized in the consolidated statements of comprehensive income for share-based compensation arrangements for the years ended December 31, 2023, 2022, and 2021 were $21 million, $18 million and $17 million, respectively.

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

There were 3,867,028 shares remaining available for grant under this plan as of December 31, 2023. The 2012 Plan shall continue in effect until terminated by the board of directors, except that no incentive stock option may be granted under the 2012 Plan after April 21, 2026 or after its expiration. That termination will not affect the validity of any grants outstanding at that date.

Options

There were no options granted during the years ended December 31, 2023, 2022 and 2021.

Award Activity

Classification of options as time-based or performance-based is dependent on the original terms of the award.

During the year ended December 31, 2023, the remaining 15,000 time-based stock options were exercised with a weighted-average exercise price of $117.36, and had an immaterial intrinsic value, leaving no options outstanding at December 31, 2023. The total intrinsic values of time-based options exercised during the years ended December 31, 2022 and 2021 were $1 million and $7 million, respectively.

All remaining performance-based options outstanding were exercised during 2022. The total intrinsic values of performance-based options exercised during the years ended December 31, 2022 and 2021 were $9 million and $23 million, respectively.

Cash received from option exercises under all share-based payment arrangements for the year ended December 31, 2023 was immaterial, and for the years ended December 31, 2022 and 2021 was $7 million and $10 million, respectively. The actual tax benefit recognized for the tax deductions from option exercises of the share-based payment arrangements totaled $6 million, $11 million and $8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Equity-settled RSUs

Valuation Assumptions

The grant date fair value of each time-based RSU is equal to the grant date stock price. Performance-based RSUs granted during the years ended December 31, 2023 and December 31, 2022, contain only non-market-based performance targets, and the grant date fair value of these awards is equal to the grant date stock price. Because performance-based RSUs granted during the year ended December 31, 2021 contain market-based performance targets, the fair value is estimated on the grant date using a Monte-Carlo simulation that uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of the

Company’s shares. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The assumptions noted in the table below represent the weighted-average of each assumption for each grant during the year.

Year ended December 31,
2021
Expected volatility	29.1%
Expected dividend yield	—%
Expected life (years)	2.9
Risk-free interest rate	0.3%

During the year ended December 31, 2023, certain performance-based RSU awards were modified to either better align the payout percentages for the broad-based population with the awards granted to the executive officers, or to reflect the impact of the divestment of our Russian business (see Note 3 — Acquisitions and Divestitures for additional information). In total, 464 grantees benefited from the modifications. Incremental compensation cost of $14 million is being recognized over the remaining service periods, $6 million of which is included within transaction and transformation, net on the consolidated statements of comprehensive income.

Award Activity

A summary of time-based and performance-based RSU activity under the plans at December 31, 2023, and changes during the year then ended, is presented below:

	Shares (thousands)	Weighted- Average Grant Date Fair Value
Time-based RSUs
Balance as of December 31, 2022	412	$237.23
Granted	156	$231.33
Vested	(122)	$233.20
Forfeited	(24)	$239.67
Balance as of December 31, 2023	422	$236.08
Performance-based RSUs
Balance as of December 31, 2022	588	$266.39
Granted	231	$232.98
Vested	(273)	$259.54
Forfeited	(29)	$267.36
Balance as of December 31, 2023	517	$255.01

Time-based RSUs approximating 122,000, 35,000 and 15,000 vested during the years ended December 31, 2023, 2022 and 2021, respectively, with average share prices at time of vesting of $221.26, $202.80 and $250.83, respectively. At December 31, 2023 there was $41 million of total unrecognized compensation cost related to the time-based RSU plan; that cost is expected to be recognized over a weighted-average period of 1.5 years.

Performance-based RSUs approximating 273,000, 32,000 and 133,000 vested during the years ended December 31, 2023, 2022 and 2021, respectively, with average share prices at time of vesting of $234.44, $197.55 and $224.79, respectively. At December 31, 2023 there was $74 million of total unrecognized compensation cost related to the performance-based RSU plan; that cost is expected to be recognized over a weighted-average period of 1.9 years.

The actual tax benefits recognized for the tax deductions from RSUs that vested totaled $9 million, $23 million and $12 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The amounts reflected above include awards which will be cash-settled due to local requirements. These awards are classified as liabilities in our consolidated balance sheets and are not material.

Phantom RSUs

During the year ended December 31, 2022, cash payments totaling $32 million were made related to phantom stock units. Phantom stock units are cash-settled awards with final payout based on the performance of the Company’s shares. There was no remaining liability or unearned compensation related to phantom stock as of December 31, 2022, and the Company did not grant phantom stock during 2023, 2022 and 2021.

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

Basic and diluted earnings per share are as follows:

	Years ended December 31,
	2023	2022	2021
Income from continuing operations	$1,064	$1,064	$2,156
Less: income attributable to non-controlling interests	(9)	(15)	(14)
Income from continuing operations attributable to WTW	$1,055	$1,049	$2,142

(Loss)/income from discontinued operations, net of tax	$—	$(40)	$2,080

Basic weighted-average number of shares outstanding	105	112	128
Dilutive effect of potentially issuable shares	1	—	1
Diluted weighted-average number of shares outstanding	106	112	129

Basic earnings per share from continuing operations attributable to WTW	$10.01	$9.36	$16.68
Dilutive effect of potentially issuable shares	(0.06)	(0.02)	(0.05)
Diluted earnings per share from continuing operations attributable to WTW	$9.95	$9.34	$16.63

Basic (loss)/earnings per share from discontinued operations, net of tax	$—	$(0.36)	$16.20
Dilutive effect of potentially issuable shares	—	—	(0.05)
Diluted (loss)/earnings per share from discontinued operations, net of tax	$—	$(0.36)	$16.15

There were no anti-dilutive options for the years ended December 31, 2023, 2022 and 2021. For the year ended December 31, 2023, anti-dilutive RSUs were immaterial; for the years ended December 31, 2022 and 2021, 0.2 million and 0.3 million RSUs, respectively, were not included in the computation of the dilutive effect of potentially issuable shares because their effect was anti-dilutive.

Note 21 — Supplemental Disclosures of Cash Flow Information

Supplemental disclosures regarding cash flow information and non-cash investing and financing activities are as follows:

	As of and for the years ended December 31,
	2023	2022	2021
Supplemental disclosures of cash flow information:
Cash and cash equivalents	$1,424	$1,262	$4,486
Fiduciary funds (included in fiduciary assets)	2,368	3,459	3,203
Cash and cash equivalents and fiduciary funds (included in current assets held for sale)	—	—	2
Total cash, cash equivalents and restricted cash	$3,792	$4,721	$7,691

Increase/(decrease) in cash, cash equivalents and other restricted cash	$163	$(3,177)	$2,425
(Decrease)/increase in fiduciary funds	(1,103)	371	(908)
Total	$(940)	$(2,806)	$1,517

Cash payments for income taxes, net	$348	$428	$570
Cash payments for interest	$223	$201	$212
Cash acquired	$—	$30	$5
Supplemental disclosures of non-cash investing and financing activities:
Non-cash consideration received	$—	$63	$—
Fair value of deferred and contingent consideration related to acquisitions	$3	$28	$21

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our chief executive officer (‘CEO’) and chief financial officer (‘CFO’), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘Exchange Act’), as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2023 in providing reasonable assurance that the information required to be disclosed in the periodic reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including the CEO and the CFO, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act in the quarter and year ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management is responsible for establishing and maintaining the adequacy and effectiveness of our internal control over financial reporting. Under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the report entitled Internal Control — Integrated Framework (2013). Based on this evaluation, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2023.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Willis Towers Watson Public Limited Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Willis Towers Watson Public Limited Company and subsidiaries (the ‘Company’) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘COSO’). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (‘PCAOB’), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 22, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Philadelphia, PA

February 22, 2024

ITEM 9B. OTHER INFORMATION

(a) None.

(b) None.

(c) Insider Trading Arrangements

For the quarter ended December 31, 2023, none of the Company’s directors or officers (as defined under SEC Rule 16a-1(f)) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any ‘non-Rule 10b5-1 trading arrangement’ as defined under Item 408(c) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to the executive officers of the Company is provided in Part I, Item 1 Business above under the heading ‘Information about Executive Officers of the Registrant’ and information required by Item 406 of Regulation S-K is below. All other information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than 120 days after the end of the Company’s fiscal year.

The Company has adopted a Code of Conduct applicable to all our directors, officers and employees, including our CEO, the CFO, the Principal Accounting Officer and all those involved in the Company’s accounting functions. The Code of Conduct can be found in the ‘Investor Relations — Corporate Governance’ section of the Company’s website at www.wtwco.com. It is also available free of charge on request from the Company Secretary at corporatesecretary@wtwco.com. The Company intends to post on its website any amendments to, or waivers of, a provision of the Code of Conduct in accordance with Item 406 of Regulation S-K.

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

a)
The following documents have been included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements of Willis Towers Watson Public Limited Company

Financial Statements:

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2023

Consolidated Balance Sheets at December 31, 2023 and 2022

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2023

Consolidated Statements of Changes in Equity for each of the three years in the period ended December 31, 2023

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

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Schedule/ Form	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of June 29, 2015, by and among Willis Group Holdings plc, Citadel Merger Sub, Inc. and Towers Watson & Co	8-K	2.1	June 30, 2015
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated November 19, 2015, by and among Willis, Merger Sub and Towers Watson	8-K	2.1	November 20, 2015
3.1	Amended and Restated Memorandum and Articles of Association of Willis Towers Watson Public Limited Company	8-K	3.1	June 15, 2017
4.1	Description of Willis Towers Watson Public Limited Company’s ordinary shares	10-K	4.1	February 26, 2020

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Schedule/ Form	Exhibit	Filing Date	Filed Herewith
4.2	Indenture, dated as of August 15, 2013, by and among Trinity Acquisition Limited, as issuer, Willis Group Holdings Public Limited Company, Willis Netherlands Holdings B.V., Willis North America Inc., Willis Investment UK Holdings Limited, TA I Limited and Willis Group Limited, as guarantors, and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee	8-K	4.1	August 15, 2013
4.3	First Supplemental Indenture, dated as of August 15, 2013, supplemental to the Indenture dated as of August 15, 2013	8-K	4.2	August 15, 2013
4.4	Second Supplemental Indenture, dated as of March 9, 2016, supplemental to the Indenture, dated as of August 15, 2013	8-K	4.3	March 10, 2016
4.5	Third Supplemental Indenture, dated as of March 22, 2016, supplemental to the Indenture, dated as of August 15, 2013	8-K	4.1	March 22, 2016
4.6	Fifth Supplemental Indenture, dated as of August 11, 2017, supplemental to the Indenture dated as of August 15, 2013	8-K	4.3	August 16, 2017
4.7	Indenture, dated as of May 16, 2017, among Willis North America Inc., as issuer, Willis Towers Watson Public Limited Company, Willis Towers Watson Sub Holdings Unlimited Company, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, WTW Bermuda Holdings Ltd., Trinity Acquisition plc and Willis Group Limited, as guarantors, and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as Trustee	8-K	4.1	May 16, 2017
4.8	First Supplemental Indenture, dated as of May 16, 2017, supplemental to the Indenture dated as of May 16, 2017	8-K	4.2	May 16, 2017
4.9	Second Supplemental Indenture, dated as of August 11, 2017, supplemental to the Indenture dated as of May 16, 2017	8-K	4.4	August 16, 2017
4.10	Third Supplemental Indenture, dated as of September 10, 2018, supplemental to the Indenture dated as of May 16, 2017	8-K	4.1	September 10, 2018
4.11	Fourth Supplemental Indenture, dated as of September 10, 2019, supplemental to the Indenture dated as of May 16, 2017	8-K	4.1	September 10, 2019
4.12	Fifth Supplemental Indenture, dated as of May 19, 2022, supplemental to the Indenture dated as of May 16, 2017	8-K	4.1	May 19, 2022
4.13	Officers’ Certificate of the Issuer and the Guarantors (including Form of Willis North America Inc.'s 2.95% Senior Note due 2029 and 3.875% Senior Note due 2049), dated as of May 29, 2020	8-K	4.1	May 29, 2020
4.14	Form of Indenture among Willis Towers Watson Public Limited Company, as issuer, Willis Towers Watson Sub Holdings Unlimited Company, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Willis Towers Watson UK Holdings Limited, Trinity Acquisition plc, Willis Group Limited and Willis North America Inc., as guarantors, and Computershare Trust Company, N.A., as Trustee	S-3	4.6	February 28, 2022
4.15	Sixth Supplemental Indenture, dated as of May 17, 2023, among Willis North America Inc., as issuer, Willis Towers Watson Public Limited Company, Willis Towers Watson Sub Holdings Unlimited Company, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Willis Towers Watson UK Holdings Limited, Trinity Acquisition plc and Willis Group Limited, as guarantors, and Computershare Trust Company, National Association, as trustee	8-K	4.1	May 17, 2023

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Schedule/ Form	Exhibit	Filing Date	Filed Herewith
10.1^	Second Amended and Restated Credit Agreement, dated as of October 6, 2021, among Trinity Acquisition plc and its indirect subsidiaries, Willis North America Inc. and Willis Netherlands Holdings B.V., Willis Towers Watson Public Limited Company, the lenders party thereto and Barclays Bank PLC, as Administrative Agent	8-K	10.1	October 7, 2021
10.2	Second Amended and Restated Guaranty Agreement, dated as of October 6, 2021, among Trinity Acquisition plc, Willis Towers Watson Public Limited Company, the other guarantors party thereto and Barclays Bank PLC, as Administrative Agent	8-K	10.2	October 7, 2021
10.3^	First Amendment dated as of June 29, 2023 to the Second Amended and Restated Credit Agreement dated as of October 6, 2021 by and among, inter alia, Trinity Acquisition PLC, as the Company, Willis Towers Watson Public Limited Company, as the Parent, the Guarantors party thereto, the Lenders party thereto, and Barclays Bank PLC, party thereto as administrative agent	10-Q	10.1	July 27, 2023
10.4	Deed Poll of Assumption, dated as of December 31, 2009, by and between Willis Group Holdings Limited and Willis Group Holdings Public Limited Company	8-K	10.4	January 4, 2010
10.5	Security and Asset Purchase Agreement, dated as of August 12, 2021, by and between Willis Towers Watson plc and Arthur J. Gallagher & Co.	8-K	10.1	August 16, 2021
10.6	Letter Agreement, dated December 1, 2021, by and between Willis Towers Watson plc and Arthur J. Gallagher & Co.	8-K	10.1	December 6, 2021
10.7†	Willis Towers Watson Public Limited Company 2012 Equity Incentive Plan	DEF14A	A	April 28, 2022
10.8†	Form of Time-Based Share Option Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan	10-Q	10.1	August 9, 2012
10.9†	Form of 2012 Equity Incentive Plan (As Amended and Restated) Restricted Share Unit Award Agreement for Non-Employee Directors under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan	10-K	10.9	February 24, 2022
10.10†	Rules of the Willis Group Holdings Public Limited Company 2012 Sharesave Sub-Plan for the United Kingdom to the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan	10-K	10.32	February 28, 2013
10.11†	Amended and Restated Willis U.S. 2005 Deferred Compensation Plan	8-K	10.1	November 20, 2009
10.12†	First Amendment to the Amended and Restated Willis U.S. 2005 Deferred Compensation Plan, effective June 1, 2011	10-Q	10.1	August 9, 2011
10.13†	Second Amendment to the Amended and Restated Willis U.S. 2005 Deferred Compensation Plan	10-Q	10.6	November 5, 2013
10.14†	Amendment 2017-1 to the Amended and Restated Willis U.S. 2005 Deferred Compensation Plan	10-K	10.34	February 28, 2018
10.15†	Amendment 2019-1 to the Amended and Restated Willis U.S. 2005 Deferred Compensation Plan	10-Q	10.2	November 1, 2019
10.16†	Form of Deed of Indemnity of Willis Towers Watson Public Limited Company	8-K	10.1	January 5, 2016
10.17†	Form of Indemnification Agreement of Willis North America Inc.	8-K	10.2	January 5, 2016

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Schedule/ Form	Exhibit	Filing Date	Filed Herewith
10.18†	Willis Towers Watson Public Limited Company Compensation Policy and Share Ownership Guidelines for Non-Employee Directors (as amended May 2022)	10-Q	10.1	July 28, 2022
10.19†	Offer Letter, dated as of August 26, 2021, by and between Willis Towers Watson US LLC and Andrew Krasner	10-Q	10.4	October 28, 2021
10.20†	Time-Based Restricted Share Unit Award Agreement, dated as of September 7, 2021, by and between Willis Towers Watson Public Limited Company and Andrew Krasner	10-Q	10.5	October 28, 2021
10.21†	Employment Agreement, dated as of February 25, 2015, by and between Willis Group Holdings Public Limited Company and Matthew Furman	10-K	10.45	February 24, 2022
10.22†	Contract of Employment, dated May 11, 2009, by and between Willis Limited and Adam Garrard	10-K	10.21	February 24, 2023
10.23†	Form of Retention Agreement	8-K	10.1	February 5, 2021
10.24†	Towers Watson Amended and Restated 2009 Long Term Incentive Plan	S-8	99.1	January 5, 2016
10.25†	Trust Deed and Rules of the Towers Watson Limited Share Incentive Plan 2005 (U.K.)	10-K	10.21	September 1, 2006
10.26†	Towers Watson Limited Share Incentive Plan 2005 Deed of Amendment (U.K.)	10-K	10.22	September 1, 2006
10.27†	Towers Watson Limited Share Incentive Plan 2005 Deed to Change the Trust Deed and Rules (U.K.)	10-K	10.10	August 29, 2012
10.28†	Willis Towers Watson Non-Qualified Deferred Savings Plan for U.S. Employees (as amended and restated effective January 1, 2017)	10-Q	10.1	November 7, 2016
10.29†	Amendment 2018-1 to the Willis Towers Watson Non-Qualified Deferred Savings Plan for U.S. Employees	8-K	99.3	July 18, 2018
10.30†	Amendment 2020-1 to the Willis Towers Watson Non-Qualified Deferred Savings Plan for U.S. Employees	10-K	10.62	February 23, 2021
10.31†	Willis Towers Watson Non-Qualified Stable Value Excess Plan for U.S. Employees, as amended and restated, effective January 1, 2024				X
10.32†	Form of 2021 Performance-Based Restricted Share Unit Award Agreement, including the Agreement of Restrictive Covenants and Other Obligations, for Operating Committee Members in the United States, under the Willis Towers Watson Amended and Restated 2012 Equity Incentive Plan	10-Q	10.2	August 4, 2021
10.33†	Form of 2021 Performance-Based Restricted Share Unit Award Agreement, including the Agreement of Restrictive Covenants and Other Obligations, for Operating Committee Members outside the United States, under the Willis Towers Watson Amended and Restated 2012 Equity Incentive Plan	10-Q	10.3	August 4, 2021
10.34†	Form of 2022 Time-Based Restricted Share Unit Award Agreement for Executive Officers under the Willis Towers Watson Amended and Restated 2012 Equity Incentive Plan	8-K	10.1	February 28, 2022
10.35†	Form of 2022 Performance-Based Restricted Share Unit Award Agreement for Executive Officers under the Willis Towers Watson Amended and Restated 2012 Equity Incentive Plan	8-K	10.2	February 28, 2022

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Schedule/ Form	Exhibit	Filing Date	Filed Herewith
10.36†	Form of 2023 Time-Based Restricted Share Unit Award Agreement for Executive Officers under the Willis Towers Watson Amended and Restated 2012 Equity Incentive Plan	10-Q	10.1	April 27, 2023
10.37†	Form of 2023 Performance-Based Restricted Share Unit Award Agreement for Executive Officers under the Willis Towers Watson Amended and Restated 2012 Equity Incentive Plan	10-Q	10.2	April 27, 2023
10.38†	Willis Towers Watson Public Limited Company Severance and Change in Control Pay Plan for US Executives, adopted March 8, 2020 and as amended June 5, 2020 and February 22, 2022	8-K	10.3	February 28, 2022
10.39†	Willis Towers Watson Public Limited Company Severance and Change in Control Pay Plan for Non-US Executives, adopted March 8, 2020 and as amended June 5, 2020 and February 22, 2022	8-K	10.4	February 28, 2022
10.40†	Willis Towers Watson Public Limited Company Compensation Policy and Share Ownership Guidelines for Non-Employee Directors (as amended May 2022)	10-Q	10.1	July 28, 2022
21.1	List of Subsidiaries				X
22.1	List of Issuers and Guarantor Subsidiaries	10-Q	22.1	October 26, 2023
23.1	Consent of Deloitte & Touche LLP				X
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

					X
32.1**	Certification of the Registrant’s Chief Executive Officer, Carl A. Hess, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Registrant’s Chief Financial Officer, Andrew J. Krasner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1†	Willis Towers Watson Public Limited Company Compensation Recoupment Policy, as amended and restated, adopted and effective as of November 28, 2023				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X

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

All exhibits that are incorporated by reference herein to a filing with the SEC are filed under SEC File No. 001-16503, except for filings made more than seven years ago which are filed under: SEC File No. 001-16503, for any filings that were made by Willis Group Holdings or the Company; SEC File No. 001-34594, for any filings that were made by Towers Watson; and SEC File No. 001-16159, for any filings that were made by Watson Wyatt Worldwide.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY (REGISTRANT)

By:	/s/ Carl Hess
Carl Hess
Chief Executive Officer

Date: February 22, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Carl Hess	/s/ Andrew Krasner
Carl Hess Chief Executive Officer and Director (Principal Executive Officer)	Andrew Krasner Chief Financial Officer

/s/ Joseph Kurpis
Joseph Kurpis Principal Accounting Officer and Controller

/s/ Dame Inga Beale	/s/ Fumbi Chima
Dame Inga Beale Director	Fumbi Chima Director

/s/ Stephen Chipman	/s/ Michael Hammond
Stephen Chipman Director	Michael Hammond Director

/s/ Jacqueline Hunt	/s/ Paul Reilly
Jacqueline Hunt Director	Paul Reilly Director

/s/ Michelle Swanback	/s/ Paul Thomas
Michelle Swanback Director	Paul Thomas Director
/s/ Fredric Tomczyk
Fredric Tomczyk Director