Form 10-Q
period 2024-03-31
WILLIS TOWERS WATSON PLC
filed 2024-04-25
CIK 1140536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 22, 2024, there were outstanding 102,235,963 ordinary shares, nominal value $0.000304635 per share, of the registrant.

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

INDEX TO FORM 10-Q

For the Three Months Ended March 31, 2024

Certain Definitions

The following definitions apply throughout this quarterly report unless the context requires otherwise:

‘We’, ‘Us’, ‘Company’, ‘Willis Towers Watson’, ‘Our’, ‘Willis Towers Watson plc’ or ‘WTW’	Willis Towers Watson Public Limited Company, a company organized under the laws of Ireland, and its subsidiaries

‘shares’	The ordinary shares of Willis Towers Watson Public Limited Company, nominal value $0.000304635 per share

‘TRANZACT’	TZ Holdings, Inc. and its subsidiaries, doing business as TRANZACT

‘U.S.’	United States

‘U.K.’	United Kingdom

‘Brexit’	The United Kingdom’s exit from the European Union, which occurred on January 31, 2020.

‘E.U.’	European Union or European Union 27 (the number of member countries following the United Kingdom’s exit)

‘U.S. GAAP’	United States Generally Accepted Accounting Principles

‘FASB’	Financial Accounting Standards Board

‘ASC’	Accounting Standards Codification

‘ASU’	Accounting Standards Update

‘SEC’	United States Securities and Exchange Commission

‘EBITDA’	Earnings before Interest, Taxes, Depreciation and Amortization

Disclaimer Regarding Forward-looking Statements

We have included in this document ‘forward-looking statements’ within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, that address activities, events or developments that we expect or anticipate may occur in the future, including such things as: our outlook; the potential impact of natural or man-made disasters like health pandemics and other world health crises; future capital expenditures; ongoing working capital efforts; future share repurchases; financial results (including our revenue, costs or margins) and the impact of changes to tax laws on our financial results; existing and evolving business strategies including those related to acquisition and disposition activity such as our completed sale of Willis Re to Arthur J. Gallagher & Co. (‘Gallagher’) and transitional arrangements related thereto; demand for our services and competitive strengths; strategic goals; the benefits of new initiatives; growth of our business and operations; the sustained health of our product, service, transaction, client, and talent assessment and management pipelines, our ability to successfully manage ongoing leadership, organizational and technology changes, including investments in improving systems and processes; our ability to implement and realize anticipated benefits of any cost-savings initiatives including our multi-year operational transformation program; our recognition of future impairment charges; and plans and references to future successes, including our future financial and operating results, short-term and long-term financial goals, plans, objectives, expectations and intentions, including with respect to free cash flow generation, adjusted net revenue, adjusted operating margin and adjusted earnings per share, are forward-looking statements. Also, when we use words such as ‘may’, ‘will’, ‘would’, ‘anticipate’, ‘believe’, ‘estimate’, ‘expect’, ‘intend’, ‘plan’, ‘continues’, ‘seek’, ‘target’, ‘goal’, ‘focus’, ‘probably’, or similar expressions, we are making forward-looking statements. Such statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. All forward-looking disclosure is speculative by its nature.

There are important risks, uncertainties, events and factors that could cause our actual results or performance to differ materially from those in the forward-looking statements contained in this document, including the following:

•
our ability to successfully establish, execute and achieve our global business strategy as it evolves;
•
our ability to fully realize the anticipated benefits of our growth strategy, including inorganic growth through acquisitions;
•
our ability to achieve our short-term and long-term financial goals, such as with respect to our cash flow generation, and the timing with respect to such achievement;
•
the risks related to changes in general economic conditions, business and political conditions, changes in the financial markets, inflation, credit availability, increased interest rates and changes in trade policies;
•
the risks to our short-term and long-term financial goals from any of the risks or uncertainties set forth herein;
•
the risks relating to the adverse impacts of macroeconomic trends, including inflation, changes in interest rates and trade policies, as well as political events, war, such as the Russia-Ukraine and Israel-Hamas wars, and other international disputes, terrorism, natural disasters, public health issues and other business interruptions on the global economy and capital markets, which could have a material adverse effect on our business, financial condition, results of operations and long-term goals;
•
our ability to successfully hedge against fluctuations in foreign currency rates;
•
the risks relating to the adverse impacts of natural or man-made disasters such as health pandemics and other world health crises on the demand for our products and services, our cash flows and our business operations;
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
•
the insufficiency of client data protection, potential breaches of information systems or insufficient safeguards against cybersecurity breaches or incidents;
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
•
our ability to make divestitures or acquisitions, including our ability to integrate or manage acquired businesses or de-integrate businesses to be disposed, as well as our ability to identify and successfully execute on opportunities for strategic collaboration;
•
our ability to integrate direct-to-consumer sales and marketing solutions with our existing offerings and solutions;
•
our ability to successfully manage ongoing organizational changes, including as part of our multi-year operational transformation program, investments in improving systems and processes, and in connection with our acquisition and divestiture activities;
•
disasters or business continuity problems;
•
our ability to successfully enhance our billing, collection and other working capital efforts, and thereby increase our free cash flow;
•
the ongoing impact of Brexit on our business and operations;
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
•
changes and developments in the insurance industry or the U.S. healthcare system, including those related to Medicare, any legislative actions from the current U.S. Congress, the recent Final Rule from the Centers for Medicare & Medicaid Services (‘CMS’) for contract year 2025, and any other changes and developments in legal, regulatory, economic, business or operational conditions that could impact our Medicare benefits businesses such as TRANZACT;
•
the inability to protect our intellectual property rights, or the potential infringement upon the intellectual property rights of others;
•
fluctuations in our pension assets and liabilities and related changes in pension income, including as a result of, related to, or derived from movements in the interest rate environment, investment returns, inflation, or changes in other assumptions that are used to estimate our benefit obligations and their effect on adjusted earnings per share;
•
our capital structure, including indebtedness amounts, the limitations imposed by the covenants in the documents governing such indebtedness and the maintenance of the financial and disclosure controls and procedures of each;
•
our ability to obtain financing on favorable terms or at all;
•
adverse changes in our credit ratings;
•
the impact of recent or potential changes to U.S. or foreign laws, and the enactment of additional, or the revision of existing, state, federal, and/or foreign laws and regulations, recent judicial decisions and development of case law, other regulations and any policy changes and legislative actions, including those that may impose additional excise taxes or impact our effective tax rate;

•
U.S. federal income tax consequences to U.S. persons owning at least 10% of our shares;
•
changes in accounting principles, estimates or assumptions;
•
our recognition of future impairment charges;
•
risks relating to or arising from environmental, social and governance (‘ESG’) practices;
•
fluctuation in revenue against our relatively fixed or higher-than-expected expenses;
•
the risk that investment levels, including cash spending to achieve additional expected savings under our multi-year operational transformation program, increase;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Statements of Comprehensive Income

(In millions of U.S. dollars, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$2,341	$2,244
Costs of providing services
Salaries and benefits	1,342	1,313
Other operating expenses	457	453
Depreciation	59	60
Amortization	60	71
Restructuring costs	18	3
Transaction and transformation	125	59
Total costs of providing services	2,061	1,959
Income from operations	280	285
Interest expense	(64)	(54)
Other income, net	26	25
INCOME FROM OPERATIONS BEFORE INCOME TAXES	242	256
Provision for income taxes	(48)	(50)
NET INCOME	194	206
Income attributable to non-controlling interests	(4)	(3)
NET INCOME ATTRIBUTABLE TO WTW	$190	$203

EARNINGS PER SHARE
Basic earnings per share	$1.84	$1.89
Diluted earnings per share	$1.83	$1.88

Comprehensive income before non-controlling interests	$145	$259
Comprehensive income attributable to non-controlling interests	(4)	(3)
Comprehensive income attributable to WTW	$141	$256

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Balance Sheets

(In millions of U.S. dollars, except share data)

(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$1,893	$1,424
Fiduciary assets	9,940	9,073
Accounts receivable, net	2,430	2,572
Prepaid and other current assets	379	364
Total current assets	14,642	13,433
Fixed assets, net	703	720
Goodwill	10,186	10,195
Other intangible assets, net	1,960	2,016
Right-of-use assets	542	565
Pension benefits assets	598	588
Other non-current assets	1,606	1,573
Total non-current assets	15,595	15,657
TOTAL ASSETS	$30,237	$29,090
LIABILITIES AND EQUITY
Fiduciary liabilities	$9,940	$9,073
Deferred revenue and accrued expenses	1,638	2,104
Current debt	650	650
Current lease liabilities	123	125
Other current liabilities	767	678
Total current liabilities	13,118	12,630
Long-term debt	5,307	4,567
Liability for pension benefits	526	563
Deferred tax liabilities	550	542
Provision for liabilities	377	365
Long-term lease liabilities	570	592
Other non-current liabilities	221	238
Total non-current liabilities	7,551	6,867
TOTAL LIABILITIES	20,669	19,497
COMMITMENTS AND CONTINGENCIES
EQUITY (i)
Additional paid-in capital	10,930	10,910
Retained earnings	1,464	1,466
Accumulated other comprehensive loss, net of tax	(2,905)	(2,856)
Total WTW shareholders’ equity	9,489	9,520
Non-controlling interests	79	73
Total equity	9,568	9,593
TOTAL LIABILITIES AND EQUITY	$30,237	$29,090

(i)
Equity includes (a) Ordinary shares $0.000304635 nominal value; Authorized 1,510,003,775; Issued 102,213,184 (2024) and 102,538,072 (2023); Outstanding 102,213,184 (2024) and 102,538,072 (2023) and (b) Preference shares, $0.000115 nominal value; Authorized 1,000,000,000 and Issued none in 2024 and 2023.

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Statements of Cash Flows

(In millions of U.S. dollars)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$194	$206
Adjustments to reconcile net income to total net cash from operating activities:
Depreciation	59	60
Amortization	60	71
Non-cash restructuring charges	11	2
Non-cash lease expense	27	27
Net periodic benefit of defined benefit pension plans	(4)	(8)
Provision for doubtful receivables from clients	8	7
Benefit from deferred income taxes	(9)	(15)
Share-based compensation	24	26
Non-cash foreign exchange (gain)/loss	(1)	11
Other, net	8	10
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable	113	129
Other assets	(53)	11
Other liabilities	(426)	(411)
Provisions	13	8
Net cash from operating activities	24	134
CASH FLOWS USED IN INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	(33)	(42)
Capitalized software costs	(27)	(19)
Acquisitions of operations, net of cash acquired	(15)	(4)
Sale of investments	1	4
Net cash used in investing activities	(74)	(61)
CASH FLOWS FROM/(USED IN) FINANCING ACTIVITIES
Senior notes issued	746	—
Debt issuance costs	(7)	—
Repayments of debt	(1)	(1)
Repurchase of shares	(101)	(104)
Net proceeds/(payments) from fiduciary funds held for clients	1,011	(250)
Payments of deferred and contingent consideration related to acquisitions	—	(6)
Cash paid for employee taxes on withholding shares	(5)	(5)
Dividends paid	(86)	(87)
Acquisitions of and dividends paid to non-controlling interests	(1)	—
Net cash from/(used in) financing activities	1,556	(453)
INCREASE/(DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH (i)	1,506	(380)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(47)	21
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD (i)	3,792	4,721
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (i)	$5,251	$4,362

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

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Statements of Changes in Equity

(In millions of U.S. dollars and number of shares in thousands)

(Unaudited)

	Shares outstanding	Additional paid-in capital	Retained earnings	Treasury shares	AOCL (i)	Total WTW shareholders’ equity	Non-controlling interests	Total equity
Balance as of December 31, 2022	106,756	$10,876	$1,764	$(3)	$(2,621)	$10,016	$77	$10,093
Shares repurchased	(432)	(3)	(104)	3	—	(104)	—	(104)
Net income	—	—	203	—	—	203	3	206
Dividends declared ($0.84 per share)	—	—	(89)	—	—	(89)	—	(89)
Other comprehensive income	—	—	—	—	53	53	—	53
Issuance of shares under employee stock compensation plans	59	—	—	—	—	—	—	—
Share-based compensation and net settlements	—	18	—	—	—	18	—	18
Foreign currency translation	—	(1)	—	—	—	(1)	—	(1)
Balance as of March 31, 2023	106,383	$10,890	$1,774	$—	$(2,568)	$10,096	$80	$10,176

Balance as of December 31, 2023	102,538	$10,910	$1,466	$—	$(2,856)	$9,520	$73	$9,593
Shares repurchased	(374)	—	(101)	—	—	(101)	—	(101)
Net income	—	—	190	—	—	190	4	194
Dividends declared ($0.88 per share)	—	—	(91)	—	—	(91)	—	(91)
Dividends attributable to non-controlling interests	—	—	—	—	—	—	(1)	(1)
Other comprehensive loss	—	—	—	—	(49)	(49)	—	(49)
Issuance of shares under employee stock compensation plans	49	—	—	—	—	—	—	—
Share-based compensation and net settlements	—	16	—	—	—	16	—	16
Additional non-controlling interests (ii)	—	—	—	—	—	—	3	3
Foreign currency translation	—	4	—	—	—	4	—	4
Balance as of March 31, 2024	102,213	$10,930	$1,464	$—	$(2,905)	$9,489	$79	$9,568

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

Note 2 — Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited quarterly condensed consolidated financial statements of WTW and our subsidiaries are presented in accordance with the rules and regulations of the SEC for quarterly reports on Form 10-Q and therefore certain footnote disclosures have been condensed or omitted from these financial statements as they are not required for interim reporting under U.S. GAAP. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial statements and results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements should be read together with the Company’s Annual Report on Form 10-K, filed with the SEC on February 22, 2024, and may be accessed via EDGAR on the SEC’s web site at www.sec.gov.

The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that can be expected for the entire year. The Company experiences seasonal fluctuations of its revenue. Revenue is typically higher during the Company’s first and fourth quarters due primarily to the timing of broking-related activities. The results reflect certain estimates and assumptions made by management, including those estimates used in calculating acquisition consideration and fair value of tangible and intangible assets and acquisition-related liabilities, professional liability claims, estimated bonuses, valuation of billed and unbilled receivables, and anticipated tax liabilities that affect the amounts reported in the condensed consolidated financial statements and related notes.

Recent Accounting Pronouncements

Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information within the income tax rate reconciliation and income taxes paid disclosures. It also includes certain other amendments intended to improve the effectiveness of income tax disclosures. Specifically, this ASU requires a tabular income tax rate reconciliation using both percentages and amounts disaggregated into specific categories with certain reconciling items at or above 5% of the statutory tax, further disaggregated by its nature and/or jurisdiction. Additionally, income taxes paid will be required to be presented by federal, state, local and foreign jurisdictions, including amounts paid to individual jurisdictions representing 5% or more of the total income taxes paid. This ASU becomes effective for the Company on January 1, 2025, with early adoption permitted. The guidance is applied prospectively, with the option for retrospective application. The Company does not plan to early-adopt this ASU and is assessing the expected impact on its condensed consolidated financial statements.

In March 2024, the SEC adopted final rules on the enhancement and standardization of climate-related disclosures for investors. The rules require disclosure of certain climate-related information in registration statements and annual reports on Form 10-K. For example, the rules require the notes to the financial statements to include disclosure regarding the effects of severe weather events and other natural conditions, subject to certain materiality thresholds. Additionally, the rules also require certain other disclosures outside of the financial statements. Among other things, these requirements include Scope 1 (direct) and Scope 2 (indirect from purchased energy) greenhouse gas (‘GHG’) emissions, if material, which will be subject to assurance requirements that will be phased in, as well as governance, oversight and risk management disclosures, which include any transition plan adopted to manage material transition risk, and material climate targets and goals.

The rules become effective in phases, currently beginning with any material current-year effects of severe weather events and other natural conditions and the more qualitative disclosures being required for inclusion in the Company’s 2025 Form 10-K, and some of the other more quantitative disclosures being required for the 2026 Form 10-K. While the disclosures are meant to cover the same periods in the financial statements, the requirements may be adopted on a prospective basis beginning with 2025. The Scope 1 and Scope 2 GHG emissions disclosures, which are required for the 2026 fiscal year, allow for additional time but must be filed by the due date of the second quarterly report on Form 10-Q or by amending the Form 10-K by that same deadline. Third-party limited assurance of the GHG emissions disclosures is required for the Company’s 2029 Form 10-K and reasonable assurance is required for the Company’s 2033 Form 10-K.

Following a number of legal challenges to the final rule that have been consolidated for review in the U.S. Court of Appeals for the Eighth Circuit, the SEC has voluntarily stayed the newly-released climate rules pending the completion of judicial review of such consolidated petitions to avoid regulatory uncertainty for companies subject to the rule while the litigation proceeds. The Company is monitoring the outcome of the litigation and will provide the required disclosures if and when required.

Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. Among other amendments, this ASU creates a ‘significant expense principle,’ and adds required disclosures of significant expenses for each reportable segment, as well as certain other disclosures to help investors understand how the chief operating decision maker (‘CODM’) evaluates segment expenses and operating results. In addition, this ASU requires for interim periods all disclosures about a reportable segment’s profit or loss and assets under ASC 280, Segment Reporting that had previously only been provided annually (e.g., interest income and expense, depreciation and amortization expense). The annual requirements of this ASU became effective for the Company on January 1, 2024, at which time it was adopted; the Company will include the new disclosures in our Annual Report on Form 10-K for the year ended December 31, 2024, as required. New interim disclosures are required for fiscal years beginning January 1, 2025 and will be included at that time.

Other Legislation

Inflation Reduction Act

The Inflation Reduction Act (the ‘IRA’) was enacted into law on August 16, 2022 and certain portions of the IRA became effective January 1, 2023. The IRA introduced, among other provisions, a share repurchase excise tax and a new Corporate Alternative Minimum Tax (‘CAMT’) which imposes a 15% tax on the adjusted financial statement income of ‘applicable corporations’. New rules issued in the proposed regulations issued on April 9, 2024 apply to share repurchases after April 12, 2024. The Company does not expect the excise tax or CAMT to have a significant impact on its condensed consolidated financial statements.

Pillar Two

On October 8, 2021, the Organisation for Economic Co-operation and Development (‘OECD’) announced an international agreement with more than 140 countries to implement a two-pillar solution to address tax challenges arising from the digitalization of the economy. The agreement introduced rules that would result in the reallocation of certain taxing rights over multinational companies from their home countries to the markets where they have business activities and earn profits, regardless of physical presence (‘Pillar One’) and introduced a global corporate minimum tax of 15% for certain large multinational companies starting in 2024 (‘Pillar Two’). On December 20, 2021, the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting released the Model Global

Anti-Base Erosion (‘GloBE’) rules (the ‘OECD Model Rules’) under Pillar Two. On December 12, 2022, E.U. member states reached an agreement to implement Pillar Two and this requires E.U. member states to enact domestic legislation to put Pillar Two into effect. In 2023, many E.U. countries enacted the necessary legislation (based on the OECD Model Rules) to implement Pillar Two in 2024. Ireland, in particular, enacted Pillar Two by signing Finance (No. 2) Bill 2023 into law in December 2023. Other countries and territories have indicated they will introduce Pillar Two beginning in 2025. While we do not anticipate that this legislation will have a material impact on our tax provision or effective tax rate, we continue to monitor evolving tax legislation in the jurisdictions in which we operate.

Note 3 — Acquisitions and Divestitures

Acquisitions

The Company completed acquisitions during the three months ended March 31, 2024 for combined cash payments of $24 million and contingent consideration fair valued at $3 million.

Divestitures

Willis Re Divestiture

On August 13, 2021, the Company entered into a definitive security and asset purchase agreement (the ‘Willis Re SAPA’) to sell its treaty-reinsurance business (‘Willis Re’) to Arthur J. Gallagher & Co. (‘Gallagher’), a leading global provider of insurance, risk management and consulting services, for total upfront cash consideration of $3.25 billion plus an earnout payable in 2025 of up to $750 million in cash, subject to certain adjustments. The deal was subject to required regulatory approvals and clearances, as well as other customary closing conditions, and was completed on December 1, 2021.

Certain amounts included in the condensed consolidated balance sheets did not transfer to Gallagher under the terms of the Willis Re SAPA, and instead were to be settled by the Company, noting that certain fiduciary positions continued to be held under the terms of various co-broking agreements between subsidiaries of the Company and Gallagher. On May 31, 2023, the Company and Gallagher entered into a side letter to the Willis Re SAPA which became effective on June 1, 2023 and which (A) ended the co-broking agreements prospectively and (B) transferred related fiduciary and certain non-fiduciary assets and liabilities to Gallagher at that time based on then-current estimates. These non-fiduciary amounts were finalized in the third quarter of 2023. The value of the initial transfer during the second quarter of 2023 amounted to $74 million of other current liabilities less $26 million of accounts receivables due to the Company, totaling $48 million of net cash transferred to Gallagher. Additionally, total fiduciary assets and liabilities of $4.5 billion, including $868 million of fiduciary cash, were transferred to Gallagher. The total cash outflow of $916 million was included in cash used in investing activities in the condensed consolidated statements of cash flows for the six months ended June 30, 2023. During the third quarter of 2023, WTW and Gallagher agreed to a final settlement of all balances which resulted in a $5 million increase to the gain on disposal recognized at that time, and is included within Other income, net on our condensed consolidated statements of comprehensive income. The settlement of remaining amounts owed to Gallagher totaling $11 million was transferred in October 2023.

A number of services are continuing under a cost reimbursement Transition Services Agreement (‘TSA’) in which WTW is providing Gallagher support including real estate leases, information technology, payroll, human resources and accounting. During the third quarter of 2023, the term for these services was extended from November 30, 2023 to May 31, 2024 and may be further extended by Gallagher, in accordance with the terms of the TSA. Fees earned under the TSA were $6 million and $9 million during the three months ended March 31, 2024 and 2023, respectively, and have been recognized as a reduction to the costs incurred to service the TSA and are included within Other operating expenses on the condensed consolidated statements of comprehensive income. Costs incurred to service the TSA are expected to be reduced as part of the Company’s Transformation program (see Note 6 — Restructuring Costs for a description of the program) as quickly as possible when the services are no longer required by Gallagher.

Note 4 — Revenue

Disaggregation of Revenue

The Company reports revenue by segment in Note 5 — Segment Information. The following table presents revenue by service offering and segment, as well as a reconciliation to total revenue for the three months ended March 31, 2024 and 2023. Along with reimbursable expenses and other, total revenue by service offering represents our revenue from customer contracts.

	Three Months Ended March 31,
	HWC		R&B		Corporate (i)		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Broking	$335	$289	$742	$691	$—	$5	$1,077	$985
Consulting	662	661	104	98	1	4	767	763
Outsourced administration	266	262	30	29	—	—	296	291
Other	64	69	71	67	—	—	135	136
Total revenue by service offering	1,327	1,281	947	885	1	9	2,275	2,175
Reimbursable expenses and other (i)	17	15	3	3	—	10	20	28
Total revenue from customer contracts	$1,344	$1,296	$950	$888	$1	$19	$2,295	$2,203
Interest and other income	9	6	31	19	6	16	46	41
Total revenue	$1,353	$1,302	$981	$907	$7	$35	$2,341	$2,244

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

Interest and other income is included in segment revenue and total revenue, however it has been presented separately in the above tables because it does not arise directly from contracts with customers. The significant components of interest and other income are as follows for the periods presented above:

	Three Months Ended March 31,
	HWC		R&B		Corporate		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Book-of-business settlements	$—	$—	$2	$7	$—	$—	$2	$7
Interest income	9	5	28	12	6	15	43	32
Other income	—	1	1	—	—	1	1	2
Total interest and other income	$9	$6	$31	$19	$6	$16	$46	$41

As a result of the cessation of the co-broking agreement, (see Note 3 — Acquisitions and Divestitures) interest income associated with fiduciary funds is now allocated more directly to the Risk and Broking segment beginning in the third quarter of 2023. These amounts were previously allocated to the Corporate segment following the disposal of Willis Re.

The following table presents revenue from service offerings by the geography where our work was performed for the three months ended March 31, 2024 and 2023. The reconciliation to total revenue on our condensed consolidated statements of comprehensive income and to segment revenue is shown in the table above.

	Three Months Ended March 31,
	HWC		R&B		Corporate		Total
	2024	2023	2024	2023	2024	2023	2024	2023
North America	$840	$823	$306	$291	$—	$1	$1,146	$1,115
Europe	372	346	511	471	1	7	884	824
International	115	112	130	123	—	1	245	236
Total revenue by geography	$1,327	$1,281	$947	$885	$1	$9	$2,275	$2,175

Contract Balances

The Company reports accounts receivable, net on the condensed consolidated balance sheets, which includes billed and unbilled receivables and current contract assets. In addition to accounts receivable, net, the Company had the following non-current contract assets and deferred revenue balances at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Billed receivables, net of allowance for doubtful accounts of $39 million and $34 million	$1,511	$1,581
Unbilled receivables	537	491
Current contract assets	382	500
Accounts receivable, net	$2,430	$2,572
Non-current accounts receivable, net	$19	$19
Non-current contract assets	$925	$909
Deferred revenue	$757	$677

During the three months ended March 31, 2024, revenue of approximately $295 million was recognized that was reflected as deferred revenue at December 31, 2023.

During the three months ended March 31, 2024, the Company recognized revenue of approximately $9 million related to performance obligations satisfied in a prior period.

Performance Obligations

The Company has contracts for which performance obligations have not been satisfied as of March 31, 2024 or have been partially satisfied as of this date. The following table shows the expected timing for the satisfaction of the remaining performance obligations. This table does not include contract renewals or variable consideration, which was excluded from the transaction prices in accordance with the guidance on constraining estimates of variable consideration.

In addition, in accordance with ASC 606, Revenue From Contracts With Customers (‘ASC 606’), the Company has elected not to disclose the remaining performance obligations when one or both of the following circumstances apply:

•
Performance obligations which are part of a contract that has an original expected duration of less than one year, and
•
Performance obligations satisfied in accordance with ASC 606-10-55-18 (‘right to invoice’).

	Remainder of 2024	2025	2026 onward	Total
Revenue expected to be recognized on contracts as of March 31, 2024	$403	$396	$511	$1,310

Since most of the Company’s contracts are cancellable with less than one year’s notice and have no substantive penalty for cancellation, the majority of the Company’s remaining performance obligations as of March 31, 2024 have been excluded from the table above.

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

The following table presents segment revenue and segment operating income for our reportable segments for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	HWC		R&B		Total
	2024	2023	2024	2023	2024	2023
Segment revenue	$1,336	$1,287	$978	$904	$2,314	$2,191

Segment operating income	$336	$309	$203	$180	$539	$489

The following table presents reconciliations of the information reported by segment to the Company’s condensed consolidated statements of comprehensive income amounts reported for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Revenue:
Total segment revenue	$2,314	$2,191
Reimbursable expenses and other	27	53
Revenue	$2,341	$2,244

Total segment operating income	$539	$489
Amortization	(60)	(71)
Restructuring costs (i)	(18)	(3)
Transaction and transformation (ii)	(125)	(59)
Unallocated, net (iii)	(56)	(71)
Income from operations	280	285
Interest expense	(64)	(54)
Other income, net	26	25
Income from operations before income taxes	$242	$256

(i)
See Note 6 — Restructuring Costs for the composition of costs for 2024 and 2023.
(ii)
In 2024 and 2023, in addition to legal fees and other transaction costs, includes primarily consulting fees related to the Transformation program (see Note 6 — Restructuring Costs).
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

Certain costs under the Transformation program are accounted for under ASC 420, Exit or Disposal Cost Obligation, and are included as restructuring costs in the condensed consolidated statements of comprehensive income. Other costs incurred under the Transformation program are included in transaction and transformation and were $119 million and $45 million for the three months ended March 31, 2024 and 2023, respectively. An analysis of total restructuring costs incurred under the Transformation program by category and by segment and corporate functions, from commencement to March 31, 2024, is as follows:

	HWC	R&B	Corporate	Total
2021
Real estate rationalization	$—	$—	$19	$19
Technology modernization	—	5	—	5
Process optimization	—	—	—	—
Other	—	—	2	2
2022
Real estate rationalization	—	—	79	79
Technology modernization	—	3	16	19
Process optimization	1	—	—	1
Other	—	—	—	—
2023
Real estate rationalization	—	—	46	46
Technology modernization	2	5	15	22
Process optimization	—	—	—	—
Other	—	—	—	—
2024
Real estate rationalization	—	—	18	18
Technology modernization	—	—	—	—
Process optimization	—	—	—	—
Other	—	—	—	—
Total
Real estate rationalization	—	—	162	162
Technology modernization	2	13	31	46
Process optimization	1	—	—	1
Other	—	—	2	2
Total	$3	$13	$195	$211

A rollforward of the liability associated with cash-based charges related to restructuring costs associated with the Transformation program is as follows:

	Real estate rationalization	Technology modernization	Process optimization	Other	Total
Balance at October 1, 2021	$—	$—	$—	$—	$—
Charges incurred	—	—	—	2	2
Cash payments	—	—	—	(1)	(1)
Balance at December 31, 2021	—	—	—	1	1
Charges incurred	27	—	1	—	28
Cash payments	(21)	—	(1)	(1)	(23)
Balance at December 31, 2022	6	—	—	—	6
Charges incurred	22	8	—	—	30
Cash payments	(25)	—	—	—	(25)
Balance at December 31, 2023	3	8	—	—	11
Charges incurred	7	—	—	—	7
Cash payments	(8)	—	—	—	(8)
Balance at March 31, 2024	$2	$8	$—	$—	$10

Note 7 — Income Taxes

Provision for income taxes for the three months ended March 31, 2024 was $48 million compared to $50 million for the three months ended March 31, 2023. The effective tax rate was 19.9% for the three months ended March 31, 2024 and 19.5% for the three months ended March 31, 2023. These effective tax rates are calculated using extended values from our condensed consolidated statements of comprehensive income and are therefore more precise tax rates than can be calculated from rounded values. The current-year quarter’s effective tax rate is higher due to the distribution of geographical income.

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

The Company records valuation allowances against net deferred tax assets based on whether it is more likely than not that the deferred tax assets will be realized. We have liabilities for uncertain tax positions under ASC 740, Income Taxes of $52 million, excluding interest and penalties. The Company believes the outcomes that are reasonably possible within the next 12 months may result in a reduction in the liability for uncertain tax positions of approximately $1 million to $2 million, excluding interest and penalties.

Note 8 — Goodwill and Other Intangible Assets

The components of goodwill are outlined below for the three months ended March 31, 2024.

	HWC	R&B	Total
Balance at December 31, 2023:
Goodwill, gross	$7,866	$2,821	$10,687
Accumulated impairment losses	(130)	(362)	(492)
Goodwill, net - December 31, 2023	7,736	2,459	10,195
Goodwill acquired	18	—	18
Foreign exchange	(8)	(19)	(27)
Balance at March 31, 2024:
Goodwill, gross	7,876	2,802	10,678
Accumulated impairment losses	(130)	(362)	(492)
Goodwill, net - March 31, 2024	$7,746	$2,440	$10,186

Other Intangible Assets

The following table reflects changes in the net carrying amounts of the components of finite-lived intangible assets for the three months ended March 31, 2024:

	Client relationships	Software	Trademark and trade name	Other	Total
Balance at December 31, 2023:
Intangible assets, gross	$3,807	$729	$1,039	$63	$5,638
Accumulated amortization	(2,514)	(726)	(342)	(40)	(3,622)
Intangible assets, net - December 31, 2023	1,293	3	697	23	2,016
Intangible assets acquired	10	—	—	—	10
Amortization	(48)	—	(11)	(1)	(60)
Foreign exchange	(6)	—	—	—	(6)
Balance at March 31, 2024:
Intangible assets, gross	3,797	734	1,038	63	5,632
Accumulated amortization	(2,548)	(731)	(352)	(41)	(3,672)
Intangible assets, net - March 31, 2024	$1,249	$3	$686	$22	$1,960

The weighted-average remaining life of amortizable intangible assets at March 31, 2024 was 11.5 years.

The table below reflects the future estimated amortization expense for amortizable intangible assets for the remainder of 2024 and for subsequent years:

Amortization
Remainder of 2024	$172
2025	212
2026	203
2027	199
2028	194
Thereafter	980
Total	$1,960

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

These derivatives were designated as hedging instruments and at March 31, 2024 and December 31, 2023 had total notional amounts of $118 million and $119 million, respectively, and had net asset fair values of $2 million at both periods presented.

At March 31, 2024, the Company estimates, based on current exchange rates, there will be $1 million of net derivative gains on forward exchange rates reclassified from accumulated other comprehensive loss into earnings within the next twelve months as the forecast transactions affect earnings. At March 31, 2024, our longest outstanding maturity was 1.7 years.

The effects of the material derivative instruments that are designated as hedging instruments on the condensed consolidated statements of comprehensive income for the three months ended March 31, 2024 and 2023 are below. Amounts pertaining to the ineffective portion of hedging instruments and those excluded from effectiveness testing were immaterial for the three months ended March 31, 2024 and 2023.

Three Months Ended March 31,	Gain recognized in OCI (effective element)
	2024	2023
Forward exchange contracts	$—	$1

Location of (loss)/gain reclassified from Accumulated OCL into income (effective element)	(Loss)/gain reclassified from Accumulated OCL into income (effective element)
	2024	2023
Revenue	$(1)	$—
Salaries and benefits	1	(1)
	$—	$(1)

The Company engages in intercompany borrowing and lending between subsidiaries, primarily through its in-house banking operations which give rise to foreign exchange exposures. The Company mitigates these risks through the use of short-term foreign currency forward and swap transactions that offset the underlying exposure created when the borrower and lender have different functional currencies. These derivatives are not generally designated as hedging instruments, and at March 31, 2024 and December 31, 2023, we had notional amounts of $1.2 billion at both periods presented, with net asset fair values of $3 million at both periods presented. Such derivatives typically mature within three months.

The effects of derivatives that have not been designated as hedging instruments on the condensed consolidated statements of comprehensive income for the three months ended March 31, 2024 and 2023 are as follows (see Note 16 — Other Income, Net for the net foreign currency impact on the Company’s condensed consolidated statements of comprehensive income which includes the results of the offset of underlying exposures):

		Gain recognized in income
		Three Months Ended March 31,
Derivatives not designated as hedging instruments:	Location of gain recognized in income	2024	2023
Forward exchange contracts	Other income, net	$1	$8

Note 10 — Debt

Current debt consists of the following:

	March 31, 2024	December 31, 2023
3.600% senior notes due 2024	$650	$650
	$650	$650

Long-term debt consists of the following:

	March 31, 2024	December 31, 2023
Revolving $1.5 billion credit facility	$—	$—
4.400% senior notes due 2026	548	548
4.650% senior notes due 2027	745	745
4.500% senior notes due 2028	598	598
2.950% senior notes due 2029	727	726
5.350% senior notes due 2033	741	741
6.125% senior notes due 2043	272	272
5.050% senior notes due 2048	395	395
3.875% senior notes due 2049	542	542
5.900% senior notes due 2054	739	—
	$5,307	$4,567

Senior Notes

On March 5, 2024, the Company, together with its wholly-owned subsidiary, Willis North America Inc., as issuer, completed an offering of $750 million aggregate principal amount of 5.900% senior notes due 2054 (‘2054 senior notes’). The effective interest rate of the 2054 senior notes is 6.00%, which includes the impact of the discount upon issuance. The 2054 senior notes will mature on March 5, 2054. Interest on the 2054 senior notes accrues from March 5, 2024 and will be paid in cash on March 5 and September 5 of each year, commencing on September 5, 2024. The net proceeds from this offering, after deducting the underwriting discount and offering expenses, were approximately $739 million and will be used to fully repay the $650 million aggregate principal amount of the 3.600% senior notes (which will mature during the second quarter of 2024) and related accrued interest, and for general corporate purposes.

At March 31, 2024 and December 31, 2023, we were in compliance with all financial covenants.

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

The following tables present our assets and liabilities measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023:

		Fair Value Measurements on a Recurring Basis at March 31, 2024
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds/exchange traded funds (i)	Prepaid and other current assets and Other non-current assets	$105	$—	$—	$105
	Fiduciary assets	265	—	—	265
Commingled funds (i) (ii)	Other non-current assets	—	—	—	10
Hedge funds (i) (iii)	Other non-current assets	—	—	—	8
Derivatives:
Derivative financial instruments (iv)	Prepaid and other current assets and Other non-current assets	$—	$5	$—	$5
Liabilities:
Contingent consideration:
Contingent consideration (v) (vi)	Other current liabilities and Other non-current liabilities	$—	$—	$34	$34
Derivatives:
Derivative financial instruments (iv)	Other current liabilities and Other non-current liabilities	$—	$—	$—	$—

		Fair Value Measurements on a Recurring Basis at December 31, 2023
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds/exchange traded funds (i)	Prepaid and other current assets and Other non-current assets	$102	$—	$—	$102
	Fiduciary assets	215	—	—	215
Commingled funds (i) (ii)	Other non-current assets	—	—	—	9
Hedge funds (i) (iii)	Other non-current assets	—	—	—	8
Derivatives:
Derivative financial instruments (iv)	Prepaid and other current assets and Other non-current assets	$—	$6	$—	$6
Liabilities:
Contingent consideration:
Contingent consideration (v)	Other current liabilities and Other non-current liabilities	$—	$—	$31	$31
Derivatives:
Derivative financial instruments (iv)	Other current liabilities and Other non-current liabilities	$—	$1	$—	$1

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
(v)
Probability weightings are based on our knowledge of the past and planned performance of the acquired entity to which the contingent consideration applies. The fair value weighted-average discount rates used in our material contingent consideration calculations were 13.00% and 13.28% at March 31, 2024 and December 31, 2023, respectively. The range of these discount rates was 11.00% - 13.80% at March 31, 2024. Using different probability weightings and discount rates could result in an increase or decrease of the contingent consideration payable.
(vi)
Consideration due to be paid across multiple years until 2029.

The following table summarizes the change in fair value of the Level 3 liabilities:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	March 31, 2024
Balance at December 31, 2023	$31
Obligations assumed	3
Payments	—
Realized and unrealized losses (i)	1
Foreign exchange	(1)
Balance at March 31, 2024	$34

(i)
Realized and unrealized losses include accretion and adjustments to contingent consideration liabilities, which are included within Interest expense and Other operating expenses, respectively, on the condensed consolidated statements of comprehensive income.

There were no significant transfers to or from Level 3 in the three months ended March 31, 2024.

Fair value information about financial instruments not measured at fair value

The following tables present our assets and liabilities not measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Long-term note receivable	$73	$67	$74	$70
Liabilities:
Current debt	$650	$648	$650	$645
Long-term debt	$5,307	$5,066	$4,567	$4,359

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

Components of Net Periodic Benefit (Income)/Cost for Defined Benefit Pension Plans

The following table sets forth the components of net periodic benefit (income)/cost for the Company’s defined benefit pension plans for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024			2023
	U.S.	U.K.	Other	U.S.	U.K.	Other
Service cost	$11	$1	$4	$14	$1	$3
Interest cost	49	28	7	49	29	7
Expected return on plan assets	(76)	(39)	(10)	(76)	(39)	(9)
Amortization of net loss	9	14	—	3	12	—
Amortization of prior service credit	—	(3)	—	—	(3)	—
Net periodic benefit (income)/cost	$(7)	$1	$1	$(10)	$—	$1

Employer Contributions to Defined Benefit Pension Plans

The Company did not make any contributions to its U.S. plans during the three months ended March 31, 2024 and currently does not anticipate making contributions over the remainder of the fiscal year. The Company made contributions of $1 million to its U.K. plans for the three months ended March 31, 2024 and anticipates making additional contributions of $1 million for the remainder of the fiscal year. The Company made contributions of $9 million to its other plans for the three months ended March 31, 2024 and anticipates making additional contributions of $6 million for the remainder of the fiscal year.

Defined Contribution Plans

The Company made contributions to its defined contribution plans of $43 million and $40 million during the three months ended March 31, 2024 and 2023, respectively.

Note 13 — Leases

The following table presents lease costs recorded on our condensed consolidated statements of comprehensive income for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Finance lease cost:
Amortization of right-of-use assets	$1	$—
Interest on lease liabilities	—	1
Operating lease cost	42	34
Variable lease cost	14	12
Sublease income	(5)	(3)
Total lease cost, net	$52	$44

The total lease cost is recognized in different locations in our condensed consolidated statements of comprehensive income. Amortization of the finance lease ROU assets is included in depreciation, while the interest cost component of these finance leases is included in interest expense. All other costs are included in other operating expenses, with the exception of $15 million and $1 million incurred during the three months ended March 31, 2024 and 2023, respectively, that were included in restructuring costs (see Note 6 — Restructuring Costs) that primarily related to the acceleration of amortization of certain abandoned ROU assets and the payment of early termination fees.

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

Errors and omissions claims, lawsuits, and other proceedings arising in the ordinary course of business are covered in part by professional indemnity or other appropriate insurance. The terms of this insurance vary by policy year. Regarding self-insured risks, the Company has established provisions which are believed to be adequate in light of current information and legal advice, or, in certain cases, where a range of loss exists, the Company accrues the minimum amount in the range if no amount within the range is a better estimate than any other amount. The Company adjusts such provisions from time to time according to developments. See Note 15 — Supplementary Information for Certain Balance Sheet Accounts for the amounts accrued at March 31, 2024 and December 31, 2023 in the condensed consolidated balance sheets.

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

Note 15 — Supplementary Information for Certain Balance Sheet Accounts

Additional details of specific balance sheet accounts are detailed below.

Deferred revenue and accrued expenses consist of the following:

	March 31, 2024	December 31, 2023
Accounts payable, accrued liabilities and deferred revenue	$1,106	$1,073
Accrued discretionary and incentive compensation	266	795
Accrued vacation	183	150
Other employee-related liabilities	83	86
Total deferred revenue and accrued expenses	$1,638	$2,104

Other current liabilities consist of the following:

	March 31, 2024	December 31, 2023
Dividends payable	$108	$103
Income taxes payable	56	50
Interest payable	45	50
Deferred compensation plan liabilities	12	16
Contingent and deferred consideration on acquisitions	24	7
Accrued retirement benefits	31	31
Payroll and other benefits-related liabilities	267	166
Other taxes payable	63	78
Third-party commissions	108	106
Other current liabilities	53	71
Total other current liabilities	$767	$678

Provision for liabilities consists of the following:

	March 31, 2024	December 31, 2023
Claims, lawsuits and other proceedings	$313	$306
Other provisions	64	59
Total provision for liabilities	$377	$365

Note 16 — Other Income, Net

Other income, net consists of the following:

	Three Months Ended March 31,
	2024	2023
Net periodic pension and postretirement benefit credits	$22	$28
Interest in earnings of associates and other investments	—	1
Foreign exchange gain/(loss) (i)	3	(5)
Other	1	1
Other income, net	$26	$25

(i)
Includes the offsetting effects of the Company's foreign currency hedging program. See Note 9 — Derivative Financial Instruments.

Note 17 — Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of non-controlling interests, and net of tax are provided in the following table for the three months ended March 31, 2024 and 2023. This table excludes amounts attributable to non-controlling interests, which are not material for further disclosure.

	Foreign currency translation		Derivative instruments (i)		Defined pension and post-retirement benefit costs		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Balance at December 31, 2023 and 2022, respectively	$(816)	$(987)	$11	$9	$(2,051)	$(1,643)	$(2,856)	$(2,621)
Other comprehensive (loss)/income before reclassifications	(63)	43	—	2	—	(1)	(63)	44
Loss reclassified from accumulated other comprehensive loss (net of income tax benefit of $5 and $3, respectively)	—	—	—	—	14	9	14	9
Net current-period other comprehensive (loss)/income	(63)	43	—	2	14	8	(49)	53
Balance at March 31, 2024 and 2023, respectively	$(879)	$(944)	$11	$11	$(2,037)	$(1,635)	$(2,905)	$(2,568)

(i)
Reclassification adjustments from accumulated other comprehensive loss related to derivative instruments are included in Revenue and Salaries and benefits in the accompanying condensed consolidated statements of comprehensive income. See Note 9 — Derivative Financial Instruments for additional details regarding the reclassification adjustments for the derivative settlements.

Note 18 — Earnings Per Share

Basic and diluted earnings per share are calculated by dividing net income attributable to WTW by the average number of ordinary shares outstanding during each period. The computation of diluted earnings per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue shares were exercised or converted into shares or resulted in the issuance of shares that then shared in the net income of the Company.

At March 31, 2024 and 2023, there were 0.5 million restricted performance-based stock units outstanding at each period presented and 0.4 million restricted time-based stock units outstanding at each period presented. The Company had no time-based share options outstanding at March 31, 2024; time-based share options were immaterial at March 31, 2023. There were no performance-based options outstanding at March 31, 2024 and 2023.

Basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2024	2023
Net income attributable to WTW	$190	$203

Basic average number of shares outstanding	103	107
Dilutive effect of potentially issuable shares	1	1
Diluted average number of shares outstanding	104	108

Basic earnings per share	$1.84	$1.89
Dilutive effect of potentially issuable shares	(0.01)	(0.01)
Diluted earnings per share	$1.83	$1.88

There were no anti-dilutive restricted stock units or anti-dilutive options for the three months ended March 31, 2024 and 2023.

Note 19 — Supplemental Disclosures of Cash Flow Information

Supplemental disclosures regarding cash flow information are as follows:

	Three months ended March 31,
	2024	2023
Supplemental disclosures of cash flow information:
Cash and cash equivalents	$1,893	$1,135
Fiduciary funds (included in fiduciary assets)	3,358	3,227
Total cash, cash equivalents and restricted cash	$5,251	$4,362

Increase/(decrease) in cash, cash equivalents and other restricted cash	$487	$(130)
Increase/(decrease) in fiduciary funds	1,019	(250)
Total	$1,506	$(380)

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

Risks and Uncertainties of the Economic Environment

U.S. and global markets are continuing to experience volatility and disruption as a result of the ongoing Russia-Ukraine and Israel-Hamas wars. Although the length and impact of these situations are highly unpredictable, they have caused disruption in the global markets and could continue to lead to further market disruptions. The conflicts have contributed to negative impacts on and volatility of the global economy and capital markets, resulting in significant inflation and fluctuating interest rates in many of the markets in which we operate. This impacts not only the cost of and access to liquidity, but also other costs to run and invest in our business.

Other global economic events, such as accommodative monetary and fiscal policy, supply chain disruptions and geopolitical tensions beyond the aforementioned ongoing wars, have also contributed to significant inflation across the globe. In particular, inflation in the United States, Europe, and other geographies has risen to levels not experienced in recent decades and we are seeing its impact on various aspects of our business. Moreover, U.S. and global economic conditions have created market uncertainty and volatility. Such general economic conditions, including inflation, stagflation, political volatility, costs of labor, cost of capital, interest rates, bank stability, credit availability, and tax rates, affect our cost of doing business, including our operating and general and administrative expenses, and we have no control or limited ability to control such factors. These general economic conditions impact revenue, including revenue from customers as well as income from funds we hold on behalf of customers and pension-related income.

If our costs grow significantly in excess of our ability to raise revenue, whether as a result of the foregoing global economic factors or otherwise, our margins and results of operations may be materially and adversely impacted and we may not be able to achieve our strategic and financial objectives.

See Part I, Item 1A ‘Risk Factors’ in our Annual Report on Form 10-K, filed with the SEC on February 22, 2024, for a discussion of risks that may affect, among other things, our growth relative to expectation and our ability to achieve our objectives.

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

Certain costs under the Transformation program are accounted for under ASC 420, Exit or Disposal Cost Obligation, and are included as restructuring costs in the condensed consolidated statements of comprehensive income. For the three months ended March 31, 2024 and 2023, restructuring charges under our Transformation program totaled $18 million and $3 million, respectively. Other costs incurred under the Transformation program are included in transaction and transformation and were $119 million and $45 million for the three months ended March 31, 2024 and 2023, respectively.

From the actions taken during the first quarter of 2024, we have identified an additional $33 million of annualized run-rate savings during the year due to newly-realized opportunities and incremental sources of value. Since the inception of the program, we have identified $370 million of cumulative annualized run-rate savings, which overall are primarily attributable to process optimization. We began to recognize the benefits from the program during 2022.

For a discussion of some of the risks associated with the Transformation program, see Part I, Item 1A ‘Risk Factors’ in our Annual Report on Form 10-K, filed with the SEC on February 22, 2024.

Financial Statement Overview

The table below sets forth our summarized condensed consolidated statements of comprehensive income and data as a percentage of revenue for the periods indicated.

	Three Months Ended March 31,
	2024		2023
	($ in millions, except per share data)
Revenue	$2,341	100%	$2,244	100%
Costs of providing services
Salaries and benefits	1,342	57%	1,313	59%
Other operating expenses	457	20%	453	20%
Depreciation	59	3%	60	3%
Amortization	60	3%	71	3%
Restructuring costs	18	1%	3	—%
Transaction and transformation	125	5%	59	3%
Total costs of providing services	2,061		1,959
Income from operations	280	12%	285	13%
Interest expense	(64)	(3)%	(54)	(2)%
Other income, net	26	1%	25	1%
INCOME FROM OPERATIONS BEFORE INCOME TAXES	242	10%	256	11%
Provision for income taxes	(48)	(2)%	(50)	(2)%
Income attributable to non-controlling interests	(4)	—%	(3)	—%
NET INCOME ATTRIBUTABLE TO WTW	$190	8%	$203	9%
Diluted earnings per share	$1.83		$1.88

Consolidated Revenue

Revenue for the three months ended March 31, 2024 was $2.3 billion, compared to $2.2 billion for the three months ended March 31, 2023, an increase of $97 million, or 4%, on an as-reported basis. Adjusting for the impacts of foreign currency and acquisitions and disposals, our organic revenue growth was 5% for the three months ended March 31, 2024. The increases in both as-reported and organic revenue were driven by strong performances in both segments.

Our revenue can be materially impacted by changes in currency conversions, which can fluctuate significantly over the course of a calendar year. For the three months ended March 31, 2024, currency translation increased our consolidated revenue by $10 million. The primary currencies driving this change were the Pound sterling and Euro.

The following table details our top five markets based on the percentage of consolidated revenue (in U.S. dollars) from the countries where work was performed for the three months ended March 31, 2024. These figures do not represent the currency of the related revenue, which is presented in the next table.

Geographic Region	% of Revenue
United States	47%
United Kingdom	18%
France	7%
Germany	4%
Canada	3%

The table below details the approximate percentage of our revenue and expenses by transactional currency for the three months ended March 31, 2024.

Transactional Currency	Revenue	Expenses (i)
U.S. dollars	53%	53%
Pounds sterling	11%	16%
Euro	19%	13%
Other currencies	17%	18%

(i)
These percentages exclude certain expenses for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. These items include amortization of intangible assets and transaction and transformation costs.

The following table sets forth the total revenue for the three months ended March 31, 2024 and 2023, and the components of the change in total revenue for the three months ended March 31, 2024, as compared to the prior-year period. The components of the revenue change may not add due to rounding.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Three Months Ended March 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2024	2023	Change	Impact	Change	Divestitures	Change (i)
	($ in millions)
Revenue	$2,341	$2,244	4%	—%	4%	(1)%	5%

(i)
Interest income contributed 1% to organic change for total revenue for the three months ended March 31, 2024. Organic change for total revenue excluding this contribution was 4% for the three months ended March 31, 2024.

Definitions of Constant Currency Change and Organic Change are included under the section entitled ‘Non-GAAP Financial Measures’ elsewhere within Item 2 of this Form 10-Q.

Segment Revenue

The segment descriptions below should be read in conjunction with the full descriptions of our businesses contained in Part I, Item 1. ‘Business’, within our Annual Report on Form 10-K, filed with the SEC on February 22, 2024.

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

The following table sets forth HWC revenue for the three months ended March 31, 2024 and 2023, and the components of the change in revenue for the three months ended March 31, 2024 from the three months ended March 31, 2023.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Three Months Ended March 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2024	2023	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue excluding interest income	$1,327	$1,282	4%	—%	3%	(1)%	4%
Interest income	9	5
Total segment revenue	$1,336	$1,287	4%	—%	3%	(1)%	4%

HWC segment revenue for both the three months ended March 31, 2024 and 2023 was $1.3 billion. Organic revenue growth in Health was driven by the continued expansion of our Global Benefits Management client portfolio in International and Europe. Our Wealth businesses generated organic revenue growth from higher levels of Retirement work in North America and Europe. Career had organic revenue growth from increased project work in Employee Experience and Work & Rewards. Organic growth in Benefits Delivery & Outsourcing was driven by higher volumes and placements of Medicare Advantage and life policies in Individual Marketplace.

Risk & Broking

The Risk & Broking (‘R&B’) segment provides a broad range of risk advice, insurance brokerage and consulting services to clients worldwide ranging from small businesses to multinational corporations. The segment comprises two primary businesses - Corporate Risk & Broking and Insurance Consulting and Technology.

The following table sets forth R&B revenue for the three months ended March 31, 2024 and 2023, and the components of the change in revenue for the three months ended March 31, 2024 from the three months ended March 31, 2023.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Three Months Ended March 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2024	2023	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue excluding interest income	$950	$892	7%	—%	6%	—%	6%
Interest income	28	12
Total segment revenue	$978	$904	8%	—%	8%	—%	8%

R&B segment revenue for the three months ended March 31, 2024 and 2023 was $978 million and $904 million, respectively. Corporate Risk & Broking had organic revenue growth primarily driven by strong client retention across all geographies and higher levels of new business activity. Insurance Consulting and Technology had flat organic revenue growth for the quarter primarily due to the timing of consulting and technology revenue between quarters.

Costs of Providing Services

Total costs of providing services for the three months ended March 31, 2024 was $2.1 billion, compared to $2.0 billion for the three months ended March 31, 2023, an increase of $102 million, or 5%. See the following discussion for further details.

Salaries and Benefits

Salaries and benefits for both the three months ended March 31, 2024 and 2023 were $1.3 billion, an increase of $29 million. The increase in the current year is primarily due to higher salary expense, driven by increased colleague headcount and cost-of-living compensation adjustments and higher benefit costs for the period, partially offset by lower incentive costs.

Salaries and benefits, as a percentage of revenue, represented 57% and 59% for the three months ended March 31, 2024 and 2023, respectively.

Other Operating Expenses

Other operating expenses for the three months ended March 31, 2024 were $457 million, compared to $453 million for the three months ended March 31, 2023, an increase of $4 million. The increase was primarily due to increased marketing expenses, partially offset by lower occupancy costs for the current year as compared to the prior year.

Depreciation

Depreciation for the three months ended March 31, 2024 was $59 million, compared to $60 million for the three months ended March 31, 2023, a decrease of $1 million, or 2%. The year-over-year decrease was primarily due to a lower depreciable base of assets resulting from business disposals and a lower dollar value of assets placed in service during the past few years.

Amortization

Amortization for the three months ended March 31, 2024 was $60 million, compared to $71 million for the three months ended March 31, 2023, a decrease of $11 million, or 15%. Our intangible amortization is generally more heavily weighted to the initial years of the useful lives of the related intangibles, and therefore amortization related to intangible assets has decreased and will continue to decrease over time.

Restructuring Costs

Restructuring costs for the three months ended March 31, 2024 were $18 million, compared to $3 million for the three months ended March 31, 2023. Restructuring costs in both the current-year and prior-year periods primarily related to the real estate rationalization component of the Transformation program commenced by the Company during the fourth quarter of 2021 (see ‘Transformation

Program’ within this Part I, Item 2 and Note 6 — Restructuring Costs within Part I, Item 1 ‘Financial Statements’ of this Quarterly Report on Form 10-Q).

Transaction and Transformation

Transaction and transformation for the three months ended March 31, 2024 were $125 million, compared to $59 million for the three months ended March 31, 2023, an increase of $66 million. Transaction and transformation costs for the current year were higher primarily due to increased consulting and compensation costs related to our Transformation program (see ‘Transformation Program’ within this Part I, Item 2) incurred in the current period as compared to the prior-year comparable period.

Income from Operations

Income from operations for the three months ended March 31, 2024 was $280 million, compared to $285 million for the three months ended March 31, 2023, a decrease of $5 million. This decrease resulted primarily from higher transformation and transaction costs, higher salary expense, higher restructuring costs and higher marketing costs in the current year, partially offset by higher revenue and lower incentive and occupancy costs in the current-year period.

Interest Expense

Interest expense for the three months ended March 31, 2024 was $64 million, compared to $54 million for the three months ended March 31, 2023, an increase of $10 million, or 19%. This increase was primarily the result of higher levels of indebtedness in the current year.

Other Income, Net

Other income, net for the three months ended March 31, 2024 was $26 million, compared to $25 million for the three months ended March 31, 2023, an increase of $1 million. The increase was due primarily to favorable foreign currency movement in the current-year period, partially offset by lower pension income.

Provision for Income Taxes

Provision for income taxes for the three months ended March 31, 2024 was $48 million, compared to $50 million for the three months ended March 31, 2023, a decrease of $2 million. The effective tax rate was 19.9% for the three months ended March 31, 2024, and 19.5% for the three months ended March 31, 2023. These effective tax rates are calculated using extended values from our condensed consolidated statements of comprehensive income and are therefore more precise tax rates than can be calculated from rounded values. The current-year quarter’s effective tax rate is higher due to the distribution of geographical income.

Net Income Attributable to WTW

Net income attributable to WTW for the three months ended March 31, 2024 was $190 million, compared to $203 million for the three months ended March 31, 2023, a decrease of $13 million, or 6%. This decrease resulted primarily from higher transformation and transaction costs, higher salary expense, higher restructuring costs and higher marketing costs in the current year, partially offset by higher revenue and lower incentive and occupancy costs in the current-year period.

Liquidity and Capital Resources

Executive Summary

Our principal sources of liquidity are funds generated by operating activities, available cash and cash equivalents and amounts available under our revolving credit facility and any new debt offerings.

There has been significant volatility in financial markets, including occasional declines in equity markets, inflation and changes in interest rates and reduced liquidity on a global basis and we expect this volatility could continue.

Based on our current balance sheet and cash flows, current market conditions and information available to us at this time, we believe that WTW has access to sufficient liquidity, which includes all of the borrowing capacity available to draw against our $1.5 billion revolving credit facility, to meet our cash needs for the next twelve months, including investments in the business for growth and those related to our Transformation program, scheduled debt repayments, share repurchases and dividend payments. During the first quarter of 2024, we completed an offering of $750 million aggregate principal amount of 5.900% senior notes due 2054. We plan to use the proceeds to repay in full the $650 million aggregate principal amount of 3.600% senior notes (which will mature during the second quarter of 2024) and related accrued interest, and for general corporate purposes. Additionally, during the three months ended March 31, 2024, we repurchased $101 million of shares, and have authorization to repurchase an additional $1.2 billion.

We consider many factors, including market and economic conditions, applicable legal requirements and other business considerations, when considering whether to repurchase shares. Our share repurchase program (as further described below under ‘Share Repurchase Program’) has no termination date and may be suspended or discontinued at any time.

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

Cash and Cash Equivalents

Our cash and cash equivalents at March 31, 2024 totaled $1.9 billion, compared to $1.4 billion at December 31, 2023. The increase in cash from December 31, 2023 to March 31, 2024 was due primarily to $739 million of net proceeds from the issuance of 5.900% senior notes due 2054, partially offset by $101 million of share repurchases and $86 million of dividend payments.

Additionally, we had all of the borrowing capacity available to draw against our $1.5 billion revolving credit facility at both March 31, 2024 and December 31, 2023.

Included within cash and cash equivalents at March 31, 2024 and December 31, 2023 are amounts held for regulatory capital adequacy requirements, including $105 million held at both periods, within our regulated U.K. entities.

Summarized Condensed Consolidated Cash Flows

The following table presents the summarized condensed consolidated cash flow information for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Net cash from/(used in):
Operating activities	$24	$134
Investing activities	(74)	(61)
Financing activities	1,556	(453)
INCREASE/(DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH (i)	1,506	(380)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(47)	21
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD (i)	3,792	4,721
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (i)	$5,251	$4,362

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

Cash Flows From Operating Activities

Cash flows from operating activities were $24 million for the three months ended March 31, 2024, compared to $134 million for the three months ended March 31, 2023. The $24 million of net cash from operating activities for the three months ended March 31, 2024 included net income of $194 million and $183 million of favorable non-cash adjustments, partially offset by unfavorable changes in operating assets and liabilities of $353 million. This decrease in cash flows from operations as compared to the prior year was primarily driven by increased cash outflows related to the Transformation program and discretionary compensation payments, partially offset by higher collections in the current-year quarter as compared to the prior-year quarter.

The $134 million of net cash from operating activities for the three months ended March 31, 2023 included net income of $206 million and $191 million of favorable non-cash adjustments, partially offset by unfavorable changes in operating assets and liabilities of $263 million.

Cash Flows Used In Investing Activities

Cash flows used in investing activities for the three months ended March 31, 2024 were $74 million as compared $61 million for the three months ended March 31, 2023. The cash flows used in investing activities for both the current- and prior-year periods consisted primarily of capital expenditures and capitalized software additions.

Cash Flows From/(Used In) Financing Activities

Cash flows from financing activities for the three months ended March 31, 2024 were $1.6 billion. The significant financing activities included net proceeds from fiduciary funds held for clients of $1.0 billion and $739 million of net proceeds from the issuance of debt, partially offset by share repurchases of $101 million and dividend payments of $86 million.

Cash flows used in financing activities for the three months ended March 31, 2023 were $453 million. The significant financing activities included net payments from fiduciary funds held for clients of $250 million, share repurchases of $104 million and dividend payments of $87 million.

Indebtedness

Total debt, total equity, and the capitalization ratios at March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023
	($ in millions)
Long-term debt	$5,307	$4,567
Current debt	650	650
Total debt	$5,957	$5,217

Total WTW shareholders’ equity	$9,489	$9,520

Capitalization ratio	38.6%	35.4%

At March 31, 2024, our mandatory debt repayments over the next twelve months include $650 million outstanding on our 3.600% senior notes, which will mature during the second quarter of 2024. For more information regarding our current and long-term debt, please see ‘Supplemental Guarantor Financial Information’ elsewhere within this Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

At March 31, 2024 and December 31, 2023, we were in compliance with all financial covenants.

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

At March 31, 2024 and December 31, 2023, we had fiduciary funds of $3.6 billion and $2.6 billion, respectively.

Share Repurchase Program

The Company is authorized to repurchase shares, by way of redemption or otherwise, and will consider whether to do so from time to time, based on many factors, including market conditions. There are no expiration dates for our repurchase plans or programs.

On September 20, 2023, the board of directors approved a $1.0 billion increase to the existing share repurchase program. This increase brought the total approved authorization, since the announcement of the program on April 20, 2016, to $9.2 billion.

At March 31, 2024, approximately $1.2 billion remained on the current repurchase authority. The maximum number of shares that could be repurchased based on the closing price of our ordinary shares on March 31, 2024 of $275.00 was 4,515,411.

During the three months ended March 31, 2024, the Company had the following share repurchase activity:

Three Months Ended March 31, 2024
Shares repurchased	374,108
Average price per share	$269.36
Aggregate repurchase cost (excluding broker costs)	$101 million

Capital Commitments

The Company’s capital expenditures for fixed assets and software for internal use were $33 million during the three months ended March 31, 2024. The Company estimates that there will be additional such expenditures, which include those incurred under its Transformation program, in the range of $140 million - $165 million during the remainder of 2024. We currently expect cash from operations to adequately provide for these cash needs. There have been no material changes to our capital commitments since December 31, 2023.

Dividends

Total cash dividends of $86 million were paid during the three months ended March 31, 2024. In February 2024, the board of directors approved a quarterly cash dividend of $0.88 per share ($3.52 per share annualized rate), which was paid on April 15, 2024 to shareholders of record as of March 31, 2024.

Supplemental Guarantor Financial Information

As of March 31, 2024, WTW has issued the following debt securities (the ‘notes’):

a)
Willis North America Inc. (‘Willis North America’) has approximately $5.2 billion senior notes outstanding, of which $650 million were issued on May 16, 2017, $1.0 billion were issued on September 10, 2018, $1.0 billion were issued on September 10, 2019, $275 million were issued on May 29, 2020, $750 million were issued on May 19, 2022, $750 million were issued on May 17, 2023, and $750 million were issued on March 5, 2024; and
b)
Trinity Acquisition plc has approximately $825 million senior notes outstanding, of which $275 million were issued on August 15, 2013 and $550 million were issued on March 22, 2016, and a $1.5 billion revolving credit facility, on which no balance was outstanding at March 31, 2024.

The following table presents a summary of the entities that issue each note and those wholly-owned subsidiaries of the Company that guarantee each respective note on a joint and several basis as of March 31, 2024. These subsidiaries are all consolidated by Willis Towers Watson plc (the ‘parent company’) and together with the parent company comprise the ‘Obligor group’.

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

Each member of the Obligor group has only a stockholder’s claim on the assets of the non-guarantor subsidiaries. This stockholder’s claim is junior to the claims that creditors have against those non-guarantor subsidiaries. Holders of the notes will only be creditors of the Obligor group and not creditors of the non-guarantor subsidiaries. As a result, all of the existing and future liabilities of the non-guarantor subsidiaries, including any claims of trade creditors and preferred stockholders, will be structurally senior to the notes. As of and for the periods ended March 31, 2024 and December 31, 2023, the non-guarantor subsidiaries represented substantially all of the total assets and accounted for substantially all of the total revenue of the Company prior to consolidating adjustments. The non-guarantor subsidiaries have other liabilities, including contingent liabilities that may be significant. Each indenture does not contain any limitations on the amount of additional debt that the Obligor group and the non-guarantor subsidiaries may incur. The amounts of this debt could be substantial, and this debt may be debt of the non-guarantor subsidiaries, in which case this debt would be effectively senior in right of payment to the notes.

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

Intercompany balances and transactions between members of the Obligor group have been eliminated. All intercompany balances and transactions between the Obligor group and the non-guarantor subsidiaries have been presented in the disclosures below on a net presentation basis, rather than a gross basis, as this better reflects the nature of the intercompany positions and presents the funding or funded position that is to be received or owed. The intercompany balances and transactions between the Obligor group and non-guarantor subsidiaries, presented below, relate to a number of items including loan funding for acquisitions and other purposes, transfers of surplus cash between subsidiary companies, funding provided for working capital purposes, settlement of expense accounts, transactions related to share-based payment arrangements and share issuances, intercompany royalty arrangements, intercompany dividends and intercompany interest. At March 31, 2024 and December 31, 2023, the intercompany balances of the Obligor group with non-guarantor subsidiaries were net receivables of $3.5 billion and $3.4 billion, respectively, and net payables of $13.6 billion and $14.0 billion, respectively.

No balances or transactions of non-guarantor subsidiaries are presented in the disclosures other than the intercompany items noted above.

Presented below is certain summarized financial information for the Obligor group.

`	As of March 31, 2024	As of December 31, 2023
	(in millions)
Total current assets	$236	$299
Total non-current assets	3,470	3,454
Total current liabilities	7,207	7,576
Total non-current liabilities	12,599	11,848

Three months ended March 31, 2024
(in millions)
Revenue	$207
Income from operations	136
Loss from operations before income taxes (i)	(123)
Net loss	(63)
Net loss attributable to WTW	(63)

(i)
Includes intercompany expense, net of the Obligor group from non-guarantor subsidiaries of $103 million for the three months ended March 31, 2024.

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

The constant currency and organic change results, and a reconciliation from the reported results for consolidated revenue are included in the ‘Consolidated Revenue’ section within this Form 10-Q. These measures are also reported by segment in the ‘Segment Revenue’ section within this Form 10-Q.

A reconciliation of the as-reported change to the constant currency and organic changes for the three months ended March 31, 2024 from the three months ended March 31, 2023 is as follows. The components of revenue change may not add due to rounding.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Three Months Ended March 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2024	2023	Change	Impact	Change	Divestitures	Change (i)
	($ in millions)
Revenue	$2,341	$2,244	4%	—%	4%	(1)%	5%

(i)
Interest income contributed 1% to organic change for total revenue for the three months ended March 31, 2024. Organic change for total revenue excluding this contribution was 4% for the three months ended March 31, 2024.

For the three months ended March 31, 2024, our as-reported revenue increased by 4% and our organic revenue grew by 5%. The increases in both as-reported and organic revenue were driven by strong performances in both segments.

Adjusted Operating Income/Margin

We consider adjusted operating income/margin to be important financial measures, which are used internally to evaluate and assess our core operations and to benchmark our operating results against our competitors.

Adjusted operating income is defined as income from operations adjusted for amortization, restructuring costs, transaction and transformation and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results. Adjusted operating income margin is calculated by dividing adjusted operating income by revenue.

Reconciliations of income from operations to adjusted operating income for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Income from operations	$280	$285
Adjusted for certain items:
Amortization	60	71
Restructuring costs	18	3
Transaction and transformation	125	59
Adjusted operating income	$483	$418

Income from operations margin	12.0%	12.7%
Adjusted operating income margin	20.6%	18.6%

Adjusted operating income increased for the three months ended March 31, 2024 to $483 million, from $418 million for the three months ended March 31, 2023. This increase resulted primarily from higher revenue and lower incentive and occupancy costs in the current year, partially offset by higher salary expense and marketing costs in the current-year period.

Adjusted EBITDA/Margin

We consider adjusted EBITDA/margin to be important financial measures, which are used internally to evaluate and assess our core operations, to benchmark our operating results against our competitors and to evaluate and measure our performance-based compensation plans.

Adjusted EBITDA is defined as net income adjusted for provision for income taxes, interest expense, depreciation and amortization, restructuring costs, transaction and transformation, gains and losses on disposals of operations and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results. Adjusted EBITDA margin is calculated by dividing adjusted EBITDA by revenue.

Reconciliations of net income to adjusted EBITDA for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
	2024	2023
	(in millions)
NET INCOME	$194	$206
Provision for income taxes	48	50
Interest expense	64	54
Depreciation	59	60
Amortization	60	71
Restructuring costs	18	3
Transaction and transformation	125	59
Adjusted EBITDA	$568	$503

Net income margin	8.3%	9.2%
Adjusted EBITDA margin	24.3%	22.4%

Adjusted EBITDA for the three months ended March 31, 2024 was $568 million, compared to $503 million for the three months ended March 31, 2023. This increase resulted primarily from higher revenue and lower incentive and occupancy costs in the current year, partially offset by higher salary expense and marketing costs in the current-year period.

Adjusted Net Income and Adjusted Diluted Earnings Per Share

Adjusted net income is defined as net income attributable to WTW adjusted for amortization, restructuring costs, transaction and transformation, gains and losses on disposals of operations and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results and the related tax effect of those adjustments and the tax effects of internal reorganizations. This measure is used solely for the purpose of calculating adjusted diluted earnings per share.

Adjusted diluted earnings per share is defined as adjusted net income divided by the weighted-average number of ordinary shares, diluted. Adjusted diluted earnings per share is used to internally evaluate and assess our core operations and to benchmark our operating results against our competitors.

Reconciliations of net income attributable to WTW to adjusted diluted earnings per share for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
	2024	2023
	($ in millions)
NET INCOME ATTRIBUTABLE TO WTW	$190	$203
Adjusted for certain items:
Amortization	60	71
Restructuring costs	18	3
Transaction and transformation	125	59
Tax effect on certain items listed above (i)	(52)	(34)
Tax effect of internal reorganizations	—	4
Adjusted net income	$341	$306

Weighted-average ordinary shares — diluted	104	108

Diluted earnings per share	$1.83	$1.88
Adjusted for certain items (ii) :
Amortization	0.58	0.66
Restructuring costs	0.17	0.03
Transaction and transformation	1.21	0.55
Tax effect on certain items listed above (i)	(0.50)	(0.32)
Tax effect of internal reorganizations	—	0.04
Adjusted diluted earnings per share	$3.29	$2.84

(i)
The tax effect was calculated using an effective tax rate for each item.
(ii)
Per share values and totals may differ due to rounding.

Our adjusted diluted earnings per share increased for the three months ended March 31, 2024 as compared to the prior year primarily due to higher revenue and lower incentive and occupancy costs in the current year, and a lower weighted-average outstanding share count due to our share repurchase activity over the last year, partially offset by higher salary expense and marketing costs in the current-year period.

Adjusted Income Before Taxes and Adjusted Income Taxes/Tax Rate

Adjusted income before taxes is defined as income from operations before income taxes adjusted for amortization, restructuring costs, transaction and transformation, gains and losses on disposals of operations and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results. Adjusted income before taxes is used solely for the purpose of calculating the adjusted income tax rate.

Adjusted income taxes/tax rate is defined as the provision for income taxes adjusted for taxes on certain items of amortization, restructuring costs, transaction and transformation, gains and losses on disposals of operations, the tax effects of internal reorganizations and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results, divided by adjusted income before taxes. Adjusted income taxes is used solely for the purpose of calculating the adjusted income tax rate.

Management believes that the adjusted income tax rate presents a rate that is more closely aligned to the rate that we would incur if not for the reduction of pre-tax income for the adjusted items and the tax effects of internal reorganizations, which are not core to our current and future operations.

Reconciliations of income from operations before income taxes to adjusted income before taxes and provision for income taxes to adjusted income taxes for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
	2024	2023
	($ in millions)
INCOME FROM OPERATIONS BEFORE INCOME TAXES	$242	$256
Adjusted for certain items:
Amortization	60	71
Restructuring costs	18	3
Transaction and transformation	125	59
Adjusted income before taxes	$445	$389

Provision for income taxes	$48	$50
Tax effect on certain items listed above (i)	52	34
Tax effect of internal reorganizations	—	(4)
Adjusted income taxes	$100	$80

U.S. GAAP tax rate	19.9%	19.5%
Adjusted income tax rate	22.4%	20.5%

(i)
The tax effect was calculated using an effective tax rate for each item.

Our U.S. GAAP tax rates were 19.9% and 19.5% for the three months ended March 31, 2024 and 2023, respectively. The current-year quarter’s effective tax rate is higher due to the distribution of geographical income.

Our adjusted income tax rates were 22.4% and 20.5% for the three months ended March 31, 2024 and 2023, respectively. The current-year quarter’s adjusted tax rate is higher due to the distribution of geographical income.

Free Cash Flow

Free cash flow is defined as cash flows from operating activities less cash used to purchase fixed assets and software for internal use. Free cash flow is a liquidity measure and is not meant to represent residual cash flow available for discretionary expenditures.

Management believes that free cash flow presents the core operating performance and cash generating capabilities of our business operations.

Reconciliations of cash flows from operating activities to free cash flow for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Cash flows from operating activities	$24	$134
Less: Additions to fixed assets and software for internal use	(33)	(42)
Free cash flow	$(9)	$92

The decrease in free cash flow during the current-year period was primarily driven by increased cash outflows related to the Transformation program and discretionary compensation payments, partially offset by higher collections in the current-year quarter as compared to the prior-year quarter.

Critical Accounting Estimates

There were no material changes from the Critical Accounting Estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have considered changes in our exposure to market risks during the three months ended March 31, 2024 and have determined that there have been no material changes to our exposure to market risks from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024. However, we have provided the following information to supplement or update our disclosures on our Form 10-K.

The Company has a global investment policy which is designed to ensure that we maintain diversification of our cash investments throughout the world in order to minimize the risk of loss due to a counterparty failure.

Interest Income on Fiduciary Funds

As described in our Annual Report on Form 10-K, we are exposed to interest rate risk. Specifically, as a result of our operating activities, we receive cash for premiums and claims which we deposit in high-quality bank term deposit and money market funds, on which we earn interest, where permitted. We also hold funds for clients of our benefits accounts businesses. For the benefit funds not invested, cash and cash equivalents are held, on which we earn interest, until the funds are directed by plan participants to either be invested in mutual funds or paid out on their behalf. This interest earned is included in our condensed consolidated financial statements as interest income. These funds are regulated in terms of access and the instruments in which they may be invested, most of which are short-term in maturity. As a result of measures taken by central banks around the world, rates offered on these investments have increased, in some cases significantly, over the course of the last year. This has resulted in the Company recognizing higher interest income over the same period in the prior year. Interest income in the future will be a function of the short-term rates we are able to obtain by currency and the cash balances available to invest in these instruments. Interest income was $43 million and $32 million for the three months ended March 31, 2024 and 2023, respectively. At March 31, 2024, we held $2.7 billion of fiduciary funds invested in interest-bearing accounts. If short-term interest rates increased or decreased by 25 basis points, interest earned on these invested fiduciary funds, and therefore our interest income recognized, would increase or decrease by approximately $7 million on an annualized basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2024, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (‘CEO’) and the Chief Financial Officer (‘CFO’), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘Exchange Act’). Based upon that evaluation, our management, including the CEO and CFO, concluded that the our disclosure controls and procedures are effective in providing reasonable assurance that the information required to be included in the periodic reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including the CEO and the CFO, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1 regarding our legal proceedings is incorporated by reference herein from Part I, Item 1 Note 14 — Commitments and Contingencies - Legal Proceedings of the notes to the condensed consolidated financial statements in this Form 10-Q for the quarter ended March 31, 2024.

ITEM 1A. RISK FACTORS

Except as described below, there are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K, filed with the SEC on February 22, 2024. We urge you to read the risk factors contained therein.

Our business will be negatively affected if we are not able to anticipate and keep pace with rapid changes in government laws or regulations, or if government laws or regulations decrease the need for our services, increase our costs or limit our compensation.

A material portion of our revenue is affected by statutory or regulatory changes. An example of a statutory or regulatory change that could materially impact us is any change to the U.S. Patient Protection and Affordable Care Act (‘PPACA’), and the Healthcare and Education Reconciliation Act of 2010 (‘HCERA’), which we refer to collectively as ‘Healthcare Reform’. While the U.S. Congress has not passed legislation replacing or fundamentally amending Healthcare Reform (other than changes to the individual mandate), such legislation, or another version of Healthcare Reform, could be implemented in the future. In addition, some U.S. political candidates and representatives elected to office have expressed a desire to amend all or a portion of Healthcare Reform or otherwise establish alternatives to employer-sponsored health insurance or replace it with government-sponsored health insurance, often referred to as ‘Medicare for All’. If we are unable to adapt our services to potential new laws and regulations, or judicial modifications, with respect to Healthcare Reform or otherwise, our ability to provide effective services in these areas may be impacted. In addition, more restrictive marketing rules or interpretations of the Centers for Medicare and Medicaid Services, or judicial decisions that restrict or otherwise change existing provisions of U.S. healthcare regulation, could have an adverse impact on our healthcare-related businesses.

Furthermore, in the context of our direct-to-consumer sales and marketing solutions, we are subject to various federal and state laws and regulations that prescribe when and how we may market to consumers (including, without limitation, the Telephone Consumer Protection Act and other telemarketing laws and the Medicare Communications and Marketing Guidelines issued by the Centers for Medicare & Medicaid Services (‘CMS’) of the U.S. Department of Health and Human Service). Federal and state legislators and/or regulators recently have expressed concerns about certain existing methods of marketing individual health policies, particularly Medicare Advantage and Medicare Supplement policies, and have held hearings and sought information from us and from competitors. In addition, CMS has recently expanded its regulation and oversight of the marketing of Medicare Advantage policies. Changes to these laws and/or regulations, or increased scrutiny or enforcement by regulators, could negatively affect our ability to market directly to consumers and/or increase our costs or liabilities. In particular, CMS issued a proposed rule for Contract Year 2025 for the Medicare Advantage and Medicare Prescription Drug programs that modifies agent, broker, and other third-party requirements. On April 4, 2024, CMS issued its Contract Year 2025 Medicare Advantage and Part D Final Rule (the ‘CMS 2025 Final Rule’). Among other things, the CMS 2025 Final Rule restructures the compensation that Medicare Advantage and Part D organizations may pay to independent agents and brokers by increasing the amounts paid to them as ‘compensation’ and eliminating administrative payments related to enrollment. Uncertainty exists regarding the interpretation and implementation of the CMS 2025 Final Rule. Depending on how the rule is implemented, the CMS 2025 Final Rule may require changes to the way we are compensated for some of the services that we provide and has the potential to negatively impact the revenue that our Medicare Advantage and Part D insurance businesses may receive if we are unable to adjust our business to account for such changes. In addition, in the event that we and insurance carriers interpret the rules in ways deemed incorrect, that may increase the potential for litigation, claims, fines, or other penalties which could in turn have an adverse impact on our Medicare insurance businesses’ financial results.

In addition, on April 23, 2024, the United States Department of Labor (‘DOL’) released a final rule (the ‘Retirement Security Rule’) that, among other things, expands the definition of an investment advice fiduciary under the Employee Retirement Income Security Act (‘ERISA’) and broadens the scope of advice that must meet fiduciary standards. As we continue to review the Retirement Security Rule, uncertainty exists regarding the Retirement Security Rule’s impact on one or more of our businesses, the conduct of which may become subject to fiduciary standards.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2024, no shares were issued by the Company without registration under the Securities Act of 1933, as amended.

(c) Issuer Purchases of Equity Securities

The Company is authorized to repurchase shares, by way of redemption or otherwise, and will consider whether to do so from time to time, based on many factors, including market conditions. There are no expiration dates for these repurchase plans or programs.

On September 20, 2023, the board of directors approved a $1.0 billion increase to the existing share repurchase program. This increase brought the total approved authorization, since the announcement of the program on April 20, 2016, to $9.2 billion.

The following table presents specified information about the Company’s repurchases of its shares in the first quarter of 2024 and the Company’s remaining repurchase authority.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2024 through January 31, 2024	51,500	$240.84	51,500	4,838,019
February 1, 2024 through February 29, 2024	106,294	$275.01	106,294	4,731,725
March 1, 2024 through March 31, 2024	216,314	$273.38	216,314	4,515,411
	374,108	$269.36	374,108

At March 31, 2024 the maximum number of shares that may yet be purchased under the existing share repurchase plan is 4,515,411, with approximately $1.2 billion remaining on the current open-ended repurchase authority granted by the board. An estimate of the maximum number of shares under the existing authorities was determined using the closing price of our ordinary shares on March 31, 2024 of $275.00.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) None.

(c) Insider Trading Arrangements.

For the quarter ended March 31, 2024, none of the Company’s directors and officers adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any ‘non-Rule 10b5-1 trading arrangement’ as defined under Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Schedule/ Form	Exhibit	Filing Date	Filed Herewith
4.1	Seventh Supplemental Indenture, dated as of March 5, 2024, among Willis North America Inc., as issuer, Willis Towers Watson Public Limited Company, Willis Towers Watson Sub Holdings Unlimited Company, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Willis Towers Watson UK Holdings Limited, Trinity Acquisition plc and Willis Group Limited, as guarantors, and Computershare Trust Company, National Association, as trustee.	8-K	4.1	March 5, 2024
4.2	Form of Note (included in Exhibit 4.1).	8-K	4.2	March 5, 2024
10.1†	Form of 2024 Time-Based Restricted Share Unit Award Agreement for Executive Officers under the Willis Towers Watson 2012 Equity Incentive Plan, as Amended and Restated.				X
10.2†	Form of 2024 Performance-Based Restricted Share Unit Award Agreement for Executive Officers under the Willis Towers Watson 2012 Equity Incentive Plan, as Amended and Restated.				X
10.3†	The Willis Towers Watson Public Limited Company Amended and Restated 2010 Employee Share Purchase Plan (as last amended and restated as of February 28, 2024).				X
22.1	List of Issuers and Guarantor Subsidiaries.				X
31.1	Certification of the Registrant’s Chief Executive Officer, Carl A. Hess, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.				X
31.2	Certification of the Registrant’s Chief Financial Officer, Andrew J. Krasner, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.				X
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

Willis Towers Watson Public Limited Company
(Registrant)

/s/ Carl A. Hess		April 25, 2024
Name:	Carl A. Hess	Date
Title:	Chief Executive Officer

/s/ Andrew J. Krasner		April 25, 2024
Name:	Andrew J. Krasner	Date
Title:	Chief Financial Officer

/s/ Joseph S. Kurpis		April 25, 2024
Name:	Joseph S. Kurpis	Date
Title:	Principal Accounting Officer and Controller