Form 10-Q
period 2024-06-30
WILLIS TOWERS WATSON PLC
filed 2024-07-25
CIK 1140536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 22, 2024, there were outstanding 101,555,915 ordinary shares, nominal value $0.000304635 per share, of the registrant.

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

INDEX TO FORM 10-Q

For the Three and Six Months Ended June 30, 2024

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

Disclaimer Regarding Forward-looking Statements

We have included in this document ‘forward-looking statements’ within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, that address activities, events or developments that we expect or anticipate may occur in the future, including such things as: our outlook; plans and references to future performance, including our future financial and operating results (including our revenue, costs, or margins), short-term and long-term financial goals, plans, objectives, expectations and intentions, including with respect to organic revenue growth, free cash flow generation, adjusted net revenue, adjusted operating margin and adjusted earnings per share; future share repurchases; demand for our services and competitive strengths; strategic goals; existing and evolving business strategies including those related to acquisition and disposition activity; the benefits of new initiatives; the growth of our business and operations; the sustained health of our product, service, transaction, client, and talent assessment and management pipelines; our ability to successfully manage ongoing leadership, organizational, and technology changes, including investments in improving systems and processes; our ability to implement and realize anticipated benefits of any cost-savings initiatives including our multi-year operational transformation program; the potential impact of natural or man-made disasters like health pandemics and other world health crises; future capital expenditures; ongoing working capital efforts; the impact of changes to tax laws on our financial results; and our recognition of future impairment charges or write-off of receivables, are forward-looking statements. Also, when we use words such as ‘may’, ‘will’, ‘would’, ‘anticipate’, ‘believe’, ‘estimate’, ‘expect’, ‘intend’, ‘plan’, ‘continues’, ‘seek’, ‘target’, ‘goal’, ‘focus’, ‘probably’, or similar expressions, we are making forward-looking statements. Such statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. All forward-looking disclosure is speculative by its nature.

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
•
our ability to successfully manage ongoing organizational changes, including as part of our multi-year operational transformation program, investments in improving systems and processes, and in connection with our acquisition and divestiture activities and related to changes in leadership in any of our businesses;
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
•
the risks relating to the transitional arrangements in effect subsequent to our previously-completed sale of Willis Re to Arthur J. Gallagher & Co. (‘Gallagher’);
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
•
changes and developments in the insurance industry or the U.S. healthcare system, including those related to Medicare, any legislative actions from the current U.S. Congress, the recent Final Rule from the Centers for Medicare & Medicaid Services (‘CMS’) for contract year 2025 and any judicial claims, rulings and appeals related thereto, and any other changes and developments in legal, regulatory, economic, business or operational conditions that could impact our Medicare benefits businesses such as TRANZACT;
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
•
our recognition of future impairment charges or write-off of receivables;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Statements of Comprehensive Income

(In millions of U.S. dollars, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$2,265	$2,159	$4,606	$4,403
Costs of providing services
Salaries and benefits	1,397	1,347	2,739	2,660
Other operating expenses	439	433	896	886
Depreciation	57	64	116	124
Amortization	60	70	120	141
Restructuring costs	3	10	21	13
Transaction and transformation	97	93	222	152
Total costs of providing services	2,053	2,017	4,114	3,976
Income from operations	212	142	492	427
Interest expense	(68)	(57)	(132)	(111)
Other income, net	24	35	50	60
INCOME FROM OPERATIONS BEFORE INCOME TAXES	168	120	410	376
Provision for income taxes	(26)	(24)	(74)	(74)
NET INCOME	142	96	336	302
Income attributable to non-controlling interests	(1)	(2)	(5)	(5)
NET INCOME ATTRIBUTABLE TO WTW	$141	$94	$331	$297

EARNINGS PER SHARE
Basic earnings per share	$1.37	$0.88	$3.22	$2.78
Diluted earnings per share	$1.36	$0.88	$3.20	$2.77

Comprehensive income before non-controlling interests	$126	$124	$271	$383
Comprehensive income attributable to non-controlling interests	(1)	(2)	(5)	(5)
Comprehensive income attributable to WTW	$125	$122	$266	$378

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Balance Sheets

(In millions of U.S. dollars, except share data)

(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$1,247	$1,424
Fiduciary assets	9,925	9,073
Accounts receivable, net	2,425	2,572
Prepaid and other current assets	432	364
Total current assets	14,029	13,433
Fixed assets, net	709	720
Goodwill	10,184	10,195
Other intangible assets, net	1,898	2,016
Right-of-use assets	536	565
Pension benefits assets	611	588
Other non-current assets	1,655	1,573
Total non-current assets	15,593	15,657
TOTAL ASSETS	$29,622	$29,090
LIABILITIES AND EQUITY
Fiduciary liabilities	$9,925	$9,073
Deferred revenue and accrued expenses	1,891	2,104
Current debt	—	650
Current lease liabilities	118	125
Other current liabilities	740	678
Total current liabilities	12,674	12,630
Long-term debt	5,307	4,567
Liability for pension benefits	505	563
Deferred tax liabilities	552	542
Provision for liabilities	409	365
Long-term lease liabilities	564	592
Other non-current liabilities	196	238
Total non-current liabilities	7,533	6,867
TOTAL LIABILITIES	20,207	19,497
COMMITMENTS AND CONTINGENCIES
EQUITY (i)
Additional paid-in capital	10,943	10,910
Retained earnings	1,315	1,466
Accumulated other comprehensive loss, net of tax	(2,921)	(2,856)
Total WTW shareholders’ equity	9,337	9,520
Non-controlling interests	78	73
Total equity	9,415	9,593
TOTAL LIABILITIES AND EQUITY	$29,622	$29,090

(i)
Equity includes (a) Ordinary shares $0.000304635 nominal value; Authorized 1,510,003,775; Issued 101,547,339 (2024) and 102,538,072 (2023); Outstanding 101,547,339 (2024) and 102,538,072 (2023) and (b) Preference shares, $0.000115 nominal value; Authorized 1,000,000,000 and Issued none in 2024 and 2023.

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Statements of Cash Flows

(In millions of U.S. dollars)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$336	$302
Adjustments to reconcile net income to total net cash from operating activities:
Depreciation	116	124
Amortization	120	141
Non-cash restructuring charges	12	8
Non-cash lease expense	49	58
Net periodic benefit of defined benefit pension plans	(11)	(11)
Provision for doubtful receivables from clients	10	5
Benefit from deferred income taxes	(25)	(37)
Share-based compensation	54	58
Net gain on disposal of operations	—	(3)
Non-cash foreign exchange (gain)/loss	(12)	6
Other, net	22	16
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable	118	164
Other assets	(161)	(81)
Other liabilities	(242)	(346)
Provisions	45	26
Net cash from operating activities	431	430
CASH FLOWS USED IN INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	(70)	(80)
Capitalized software costs	(56)	(41)
Acquisitions of operations, net of cash acquired	(18)	(4)
Proceeds from sale of operations	—	9
Cash and fiduciary funds transferred in sale of operations	—	(916)
Purchase of investments	(14)	(3)
Net cash used in investing activities	(158)	(1,035)
CASH FLOWS FROM/(USED IN) FINANCING ACTIVITIES
Senior notes issued	746	748
Debt issuance costs	(9)	(6)
Repayments of debt	(652)	(2)
Repurchase of shares	(301)	(454)
Net proceeds/(payments) from fiduciary funds held for clients	783	(194)
Payments of deferred and contingent consideration related to acquisitions	—	(7)
Cash paid for employee taxes on withholding shares	(24)	(17)
Dividends paid	(176)	(177)
Acquisitions of and dividends paid to non-controlling interests	(3)	(4)
Net cash from/(used in) financing activities	364	(113)
INCREASE/(DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH (i)	637	(718)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(53)	1
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD (i)	3,792	4,721
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (i)	$4,376	$4,004

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

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Statements of Changes in Equity

(In millions of U.S. dollars and number of shares in thousands)

(Unaudited)

	Six Months Ended June 30, 2024
	Shares outstanding	Additional paid-in capital	Retained earnings	Treasury shares	AOCL (i)	Total WTW shareholders’ equity	Non-controlling interests	Total equity
Balance as of December 31, 2023	102,538	$10,910	$1,466	$—	$(2,856)	$9,520	$73	$9,593
Shares repurchased	(374)	—	(101)	—	—	(101)	—	(101)
Net income	—	—	190	—	—	190	4	194
Dividends declared ($0.88 per share)	—	—	(91)	—	—	(91)	—	(91)
Dividends attributable to non-controlling interests	—	—	—	—	—	—	(1)	(1)
Other comprehensive loss	—	—	—	—	(49)	(49)	—	(49)
Issuance of shares under employee stock compensation plans	49	—	—	—	—	—	—	—
Share-based compensation and net settlements	—	16	—	—	—	16	—	16
Additional non-controlling interests (ii)	—	—	—	—	—	—	3	3
Foreign currency translation	—	4	—	—	—	4	—	4
Balance as of March 31, 2024	102,213	$10,930	$1,464	$—	$(2,905)	$9,489	$79	$9,568
Shares repurchased	(775)	—	(200)	—	—	(200)	—	(200)
Net income	—	—	141	—	—	141	1	142
Dividends declared ($0.88 per share)	—	—	(90)	—	—	(90)	—	(90)
Dividends attributable to non-controlling interests	—	—	—	—	—	—	(2)	(2)
Other comprehensive loss	—	—	—	—	(16)	(16)	—	(16)
Issuance of shares under employee stock compensation plans	109	—	—	—	—	—	—	—
Share-based compensation and net settlements	—	12	—	—	—	12	—	12
Foreign currency translation	—	1	—	—	—	1	—	1
Balance as of June 30, 2024	101,547	$10,943	$1,315	$—	$(2,921)	$9,337	$78	$9,415

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

The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results that can be expected for the entire year. The Company experiences seasonal fluctuations of its revenue. Revenue is typically higher during the Company’s first and fourth quarters due primarily to the timing of broking-related activities. The results reflect certain estimates and assumptions made by management, including those estimates used in calculating acquisition consideration and fair value of tangible and intangible assets and acquisition-related liabilities, professional liability claims, estimated bonuses, valuation of billed and unbilled receivables, and anticipated tax liabilities that affect the amounts reported in the condensed consolidated financial statements and related notes.

Significant Accounting Policies

Employee Share Purchase Plan — In the second quarter of 2024, the Company launched an employee share purchase plan (‘ESPP’) which is initially available to colleagues in North America and certain other countries. The ESPP operates under the WTW Amended and Restated 2010 Employee Share Purchase Plan, as amended and restated on February 28, 2024. The ESPP allows eligible colleagues to defer a portion of their after-tax income during biannual six-month offering periods, at the end of which periods amounts deferred are converted to shares using the Company’s closing share price on the last trading day of the applicable offering period with a 15% discount applied. The ESPP has 1,377,500 shares available for purchase. ASC 840, Distinguishing Liabilities from Equity, requires these deferred amounts to be recognized as liabilities, which we have included in other current liabilities on our accompanying condensed consolidated balance sheet until they are converted to shares on the purchase date.

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

Other Legislation

Inflation Reduction Act

The Inflation Reduction Act (the ‘IRA’) was enacted into law on August 16, 2022 and certain portions of the IRA became effective January 1, 2023. The IRA introduced, among other provisions, a share repurchase excise tax and a new Corporate Alternative

Minimum Tax (‘CAMT’) which imposes a 15% tax on the adjusted financial statement income of ‘applicable corporations’. New rules included in the proposed regulations issued on April 9, 2024 apply to share repurchases after April 12, 2024. The Company does not expect the excise tax or, to the extent applicable, CAMT to have a significant impact on its condensed consolidated financial statements.

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

Note 3 — Acquisitions and Divestitures

Acquisitions

The Company completed acquisitions during the six months ended June 30, 2024 for combined cash payments of $26 million and contingent consideration fair valued at $3 million.

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

A number of services are continuing under a cost reimbursement Transition Services Agreement (‘TSA’) in which WTW is providing Gallagher support including real estate leases, information technology, payroll, human resources and accounting. During the third quarter of 2023, the term for these services was extended from November 30, 2023 to May 31, 2024, and during the second quarter of 2024, the second of the two extensions allowed under the TSA was invoked and the term for these services was further extended to November 30, 2024. Fees earned under the TSA were $5 million and $11 million during the three and six months ended June 30, 2024, respectively, and $9 million and $18 million during the three and six months ended June 30, 2023, respectively, and have been recognized as a reduction to the costs incurred to service the TSA and are included within Other operating expenses on the condensed consolidated statements of comprehensive income. Costs incurred to service the TSA are expected to be reduced as part of the

Company’s Transformation program (see Note 6 — Restructuring Costs for a description of the program) as quickly as possible when the services are no longer required by Gallagher.

Note 4 — Revenue

Disaggregation of Revenue

The Company reports revenue by segment in Note 5 — Segment Information. The following tables present revenue by service offering and segment, as well as reconciliations to total revenue for the three and six months ended June 30, 2024 and 2023. Along with reimbursable expenses and other, total revenue by service offering represents our revenue from customer contracts.

	Three Months Ended June 30,
	HWC		R&B		Corporate (i)		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Broking	$279	$259	$778	$724	$—	$3	$1,057	$986
Consulting	651	643	97	87	—	4	748	734
Outsourced administration	257	245	17	17	—	—	274	262
Other	64	59	56	55	—	—	120	114
Total revenue by service offering	1,251	1,206	948	883	—	7	2,199	2,096
Reimbursable expenses and other (i)	15	18	3	3	2	1	20	22
Total revenue from customer contracts	$1,266	$1,224	$951	$886	$2	$8	$2,219	$2,118
Interest and other income	9	9	31	17	6	15	46	41
Total revenue	$1,275	$1,233	$982	$903	$8	$23	$2,265	$2,159

	Six Months Ended June 30,
	HWC		R&B		Corporate (i)		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Broking	$614	$548	$1,520	$1,415	$—	$8	$2,134	$1,971
Consulting	1,313	1,304	201	185	1	8	1,515	1,497
Outsourced administration	523	507	47	46	—	—	570	553
Other	128	128	127	122	—	—	255	250
Total revenue by service offering	2,578	2,487	1,895	1,768	1	16	4,474	4,271
Reimbursable expenses and other (i)	32	33	6	6	2	11	40	50
Total revenue from customer contracts	$2,610	$2,520	$1,901	$1,774	$3	$27	$4,514	$4,321
Interest and other income	18	15	62	36	12	31	92	82
Total revenue	$2,628	$2,535	$1,963	$1,810	$15	$58	$4,606	$4,403

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

Interest and other income is included in segment revenue and total revenue, however it has been presented separately in the above tables because it does not arise directly from contracts with customers. The significant components of interest and other income are as follows for the periods presented above:

	Three Months Ended June 30,
	HWC		R&B		Corporate		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Book-of-business settlements	$—	$—	$2	$3	$—	$—	$2	$3
Interest income	9	6	29	15	6	14	44	35
Other income	—	3	—	(1)	—	1	—	3
Total interest and other income	$9	$9	$31	$17	$6	$15	$46	$41

	Six Months Ended June 30,
	HWC		R&B		Corporate		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Book-of-business settlements	$—	$—	$4	$10	$—	$—	$4	$10
Interest income	18	11	57	27	12	29	87	67
Other income	—	4	1	(1)	—	2	1	5
Total interest and other income	$18	$15	$62	$36	$12	$31	$92	$82

As a result of the cessation of the co-broking agreement, (see Note 3 — Acquisitions and Divestitures) interest income associated with fiduciary funds is now allocated more directly to the Risk and Broking segment beginning in the third quarter of 2023. These amounts were previously allocated to the Corporate segment following the disposal of Willis Re.

The following tables present revenue from service offerings by the geography where our work was performed for the three and six months ended June 30, 2024 and 2023. Reconciliations to total revenue on our condensed consolidated statements of comprehensive income and to segment revenue are shown in the tables above.

	Three Months Ended June 30,
	HWC		R&B		Corporate		Total
	2024	2023	2024	2023	2024	2023	2024	2023
North America	$810	$792	$386	$355	$—	$2	$1,196	$1,149
Europe	335	315	409	389	—	4	744	708
International	106	99	153	139	—	1	259	239
Total revenue by geography	$1,251	$1,206	$948	$883	$—	$7	$2,199	$2,096

	Six Months Ended June 30,
	HWC		R&B		Corporate		Total
	2024	2023	2024	2023	2024	2023	2024	2023
North America	$1,650	$1,615	$692	$646	$—	$3	$2,342	$2,264
Europe	707	661	920	860	1	11	1,628	1,532
International	221	211	283	262	—	2	504	475
Total revenue by geography	$2,578	$2,487	$1,895	$1,768	$1	$16	$4,474	$4,271

Contract Balances

The Company reports accounts receivable, net on the condensed consolidated balance sheets, which includes billed and unbilled receivables and current contract assets. In addition to accounts receivable, net, the Company had the following non-current contract assets and deferred revenue balances at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Billed receivables, net of allowance for doubtful accounts of $39 million and $34 million	$1,558	$1,581
Unbilled receivables	536	491
Current contract assets	331	500
Accounts receivable, net	$2,425	$2,572
Non-current accounts receivable, net	$16	$19
Non-current contract assets	$925	$909
Deferred revenue	$765	$677

During the three and six months ended June 30, 2024, revenue of $106 million and $401 million, respectively, was recognized that was reflected as deferred revenue at December 31, 2023. During the three months ended June 30, 2024, revenue of $297 million was recognized that was reflected as deferred revenue at March 31, 2024.

During the three and six months ended June 30, 2024, the Company recognized revenue of $11 million and $20 million, respectively, related to performance obligations satisfied prior to 2024.

Performance Obligations

The Company has contracts for which performance obligations have not been satisfied as of June 30, 2024 or have been partially satisfied as of this date. The following table shows the expected timing for the satisfaction of the remaining performance obligations. This table does not include contract renewals or variable consideration, which was excluded from the transaction prices in accordance with the guidance on constraining estimates of variable consideration.

In addition, in accordance with ASC 606, Revenue From Contracts With Customers (‘ASC 606’), the Company has elected not to disclose the remaining performance obligations when one or both of the following circumstances apply:

•
Performance obligations which are part of a contract that has an original expected duration of less than one year, and
•
Performance obligations satisfied in accordance with ASC 606-10-55-18 (‘right to invoice’).

	Remainder of 2024	2025	2026 onward	Total
Revenue expected to be recognized on contracts as of June 30, 2024	$275	$432	$573	$1,280

Since most of the Company’s contracts are cancellable with less than one year’s notice and have no substantive penalty for cancellation, the majority of the Company’s remaining performance obligations as of June 30, 2024 have been excluded from the table above.

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

The following table presents segment revenue and segment operating income for our reportable segments for the three months ended June 30, 2024 and 2023.

	Three Months Ended June 30,
	HWC		R&B		Total
	2024	2023	2024	2023	2024	2023
Segment revenue	$1,260	$1,215	$979	$900	$2,239	$2,115

Segment operating income	$276	$222	$202	$145	$478	$367

The following table presents segment revenue and segment operating income for our reportable segments for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,
	HWC		R&B		Total
	2024	2023	2024	2023	2024	2023
Segment revenue	$2,596	$2,502	$1,957	$1,804	$4,553	$4,306

Segment operating income	$612	$531	$405	$325	$1,017	$856

The following table presents reconciliations of the information reported by segment to the Company’s condensed consolidated statements of comprehensive income amounts reported for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Total segment revenue	$2,239	$2,115	$4,553	$4,306
Reimbursable expenses and other	26	44	53	97
Revenue	$2,265	$2,159	$4,606	$4,403

Total segment operating income	$478	$367	$1,017	$856
Amortization	(60)	(70)	(120)	(141)
Restructuring costs (i)	(3)	(10)	(21)	(13)
Transaction and transformation (ii)	(97)	(93)	(222)	(152)
Unallocated, net (iii)	(106)	(52)	(162)	(123)
Income from operations	212	142	492	427
Interest expense	(68)	(57)	(132)	(111)
Other income, net	24	35	50	60
Income from operations before income taxes	$168	$120	$410	$376

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

Note 6 — Restructuring Costs

In the fourth quarter of 2021, the Company initiated a three-year ‘Transformation program’ designed to enhance operations, optimize technology and align its real estate footprint to its new ways of working. During the fourth quarter of 2023, we revised the expected costs and savings under the program and we currently expect the program to generate annual cost savings in excess of $450 million by the end of 2024. The program is expected to incur cumulative costs of approximately $1.045 billion and capital expenditures of approximately $130 million, for a total investment of $1.175 billion. The main categories of charges have been in the following four areas:

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

Certain costs under the Transformation program are accounted for under ASC 420, Exit or Disposal Cost Obligation, and are included as restructuring costs in the condensed consolidated statements of comprehensive income. Other costs incurred under the Transformation program are included in transaction and transformation and were $86 million and $205 million during the three and six months ended June 30, 2024, respectively, and $82 million and $127 million during the three and six months ended June 30, 2023, respectively. An analysis of total restructuring costs incurred under the Transformation program by category and by segment and corporate functions, from commencement to June 30, 2024, is as follows:

	HWC	R&B	Corporate	Total
2021
Real estate rationalization	$—	$—	$19	$19
Technology modernization	—	5	—	5
Process optimization	—	—	—	—
Other	—	—	2	2
2022
Real estate rationalization	—	—	79	79
Technology modernization	—	3	16	19
Process optimization	1	—	—	1
Other	—	—	—	—
2023
Real estate rationalization	—	—	46	46
Technology modernization	2	5	15	22
Process optimization	—	—	—	—
Other	—	—	—	—
2024
Real estate rationalization	—	—	21	21
Technology modernization	—	—	—	—
Process optimization	—	—	—	—
Other	—	—	—	—
Total
Real estate rationalization	—	—	165	165
Technology modernization	2	13	31	46
Process optimization	1	—	—	1
Other	—	—	2	2
Total	$3	$13	$198	$214

A rollforward of the liability associated with cash-based charges related to restructuring costs associated with the Transformation program is as follows:

	Real estate rationalization	Technology modernization	Process optimization	Other	Total
Balance at October 1, 2021	$—	$—	$—	$—	$—
Charges incurred	—	—	—	2	2
Cash payments	—	—	—	(1)	(1)
Balance at December 31, 2021	—	—	—	1	1
Charges incurred	27	—	1	—	28
Cash payments	(21)	—	(1)	(1)	(23)
Balance at December 31, 2022	6	—	—	—	6
Charges incurred	22	8	—	—	30
Cash payments	(25)	—	—	—	(25)
Balance at December 31, 2023	3	8	—	—	11
Charges incurred	9	—	—	—	9
Cash payments	(12)	(4)	—	—	(16)
Balance at June 30, 2024	$—	$4	$—	$—	$4

Note 7 — Income Taxes

Provision for income taxes for the three and six months ended June 30, 2024 was $26 million and $74 million, respectively, compared to $24 million and $74 million for the three and six months ended June 30, 2023, respectively. The effective tax rates were 15.6% and 18.1% for the three and six months ended June 30, 2024, respectively, and 19.8% and 19.6% for the three and six months ended June 30, 2023, respectively. These effective tax rates are calculated using extended values from our condensed consolidated statements of comprehensive income and are therefore more precise tax rates than can be calculated from rounded values. The current-year periods’ effective tax rates are lower due to a benefit recognized from the recovery of a tax refund related to businesses in which the Company no longer participates.

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

Note 8 — Goodwill and Other Intangible Assets

The components of goodwill are outlined below for the six months ended June 30, 2024.

	HWC	R&B	Total
Balance at December 31, 2023:
Goodwill, gross	$7,866	$2,821	$10,687
Accumulated impairment losses	(130)	(362)	(492)
Goodwill, net - December 31, 2023	7,736	2,459	10,195
Goodwill acquired	21	—	21
Foreign exchange	(9)	(23)	(32)
Balance at June 30, 2024:
Goodwill, gross	7,878	2,798	10,676
Accumulated impairment losses	(130)	(362)	(492)
Goodwill, net - June 30, 2024	$7,748	$2,436	$10,184

Other Intangible Assets

The following table reflects changes in the net carrying amounts of the components of finite-lived intangible assets for the six months ended June 30, 2024:

	Client relationships	Software	Trademark and trade name	Other	Total
Balance at December 31, 2023:
Intangible assets, gross	$3,807	$729	$1,039	$63	$5,638
Accumulated amortization	(2,514)	(726)	(342)	(40)	(3,622)
Intangible assets, net - December 31, 2023	1,293	3	697	23	2,016
Intangible assets acquired	10	—	—	—	10
Amortization	(96)	—	(21)	(3)	(120)
Foreign exchange	(8)	—	—	—	(8)
Balance at June 30, 2024:
Intangible assets, gross	3,791	734	1,038	63	5,626
Accumulated amortization	(2,592)	(731)	(362)	(43)	(3,728)
Intangible assets, net - June 30, 2024	$1,199	$3	$676	$20	$1,898

The weighted-average remaining life of amortizable intangible assets at June 30, 2024 was 11.3 years.

The table below reflects the future estimated amortization expense for amortizable intangible assets for the remainder of 2024 and for subsequent years:

Amortization
Remainder of 2024	$113
2025	212
2026	202
2027	199
2028	194
Thereafter	978
Total	$1,898

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

These derivatives were designated as hedging instruments and at June 30, 2024 and December 31, 2023 had total notional amounts of $128 million and $119 million, respectively, and had net asset fair values of $1 million and $2 million, respectively.

At June 30, 2024, the Company estimates, based on current exchange rates, there will be $1 million of net derivative gains on forward exchange rates reclassified from accumulated other comprehensive loss into earnings within the next twelve months as the forecast transactions affect earnings. At June 30, 2024, our longest outstanding maturity was 1.7 years.

The effects of the material derivative instruments that are designated as hedging instruments on the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2024 and 2023 are below. Amounts pertaining to the ineffective portion of hedging instruments and those excluded from effectiveness testing were immaterial for the three and six months ended June 30, 2024 and 2023.

	Gain recognized in OCI (effective element)
	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Forward exchange contracts	$—	$2	$—	$3

Location of (loss)/gain reclassified from Accumulated OCL into income (effective element)	(Loss)/gain reclassified from Accumulated OCL into income (effective element)
	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue	$—	$—	$(1)	$—
Salaries and benefits	1	—	2	(1)
	$1	$—	$1	$(1)

The Company engages in intercompany borrowing and lending between subsidiaries, primarily through its in-house banking operations which give rise to foreign exchange exposures. The Company mitigates these risks through the use of short-term foreign currency forward and swap transactions that offset the underlying exposure created when the borrower and lender have different functional currencies. These derivatives are not generally designated as hedging instruments, and at June 30, 2024 and December 31, 2023, we had notional amounts of $1.1 billion and $1.2 billion, respectively, with net asset fair values of $2 million and $3 million, respectively. Such derivatives typically mature within three months.

The effects of derivatives that have not been designated as hedging instruments on the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2024 and 2023 are as follows (see Note 16 — Other Income, Net for the net foreign currency impact on the Company’s condensed consolidated statements of comprehensive income which includes the results of the offset of underlying exposures):

		(Loss)/gain recognized in income
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments:	Location of (loss)/gain recognized in income	2024	2023	2024	2023
Forward exchange contracts	Other income, net	$(9)	$8	$(8)	$16

Note 10 — Debt

Current debt consists of the following:

	June 30, 2024	December 31, 2023
3.600% senior notes due 2024	$—	$650
	$—	$650

Long-term debt consists of the following:

	June 30, 2024	December 31, 2023
Revolving $1.5 billion credit facility	$—	$—
4.400% senior notes due 2026	549	548
4.650% senior notes due 2027	745	745
4.500% senior notes due 2028	598	598
2.950% senior notes due 2029	726	726
5.350% senior notes due 2033	742	741
6.125% senior notes due 2043	272	272
5.050% senior notes due 2048	396	395
3.875% senior notes due 2049	542	542
5.900% senior notes due 2054	737	—
	$5,307	$4,567

Senior Notes

On March 5, 2024, the Company, together with its wholly-owned subsidiary, Willis North America Inc., as issuer, completed an offering of $750 million aggregate principal amount of 5.900% senior notes due 2054 (‘2054 senior notes’). The effective interest rate of the 2054 senior notes is 6.00%, which includes the impact of the discount upon issuance. The 2054 senior notes will mature on March 5, 2054. Interest on the 2054 senior notes accrues from March 5, 2024 and will be paid in cash on March 5 and September 5 of each year, commencing on September 5, 2024. The net proceeds from this offering, after deducting the underwriting discount and offering expenses, were approximately $737 million, of which $662 million was used to fully repay the $650 million aggregate principal amount and related accrued interest of the 3.600% senior notes at maturity during the second quarter of 2024. The Company will use the remaining net proceeds for general corporate purposes.

At June 30, 2024 and December 31, 2023, we were in compliance with all financial covenants.

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

The following tables present our assets and liabilities measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023:

		Fair Value Measurements on a Recurring Basis at June 30, 2024
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds/exchange traded funds (i)	Prepaid and other current assets and Other non-current assets	$106	$—	$—	$106
	Fiduciary assets	287	—	—	287
Commingled funds (i) (ii)	Other non-current assets	—	—	—	17
Hedge funds (i) (iii)	Other non-current assets	—	—	—	16
Derivatives:
Derivative financial instruments (iv)	Prepaid and other current assets and Other non-current assets	$—	$3	$—	$3
Liabilities:
Contingent consideration:
Contingent consideration (v) (vi)	Other current liabilities and Other non-current liabilities	$—	$—	$40	$40
Derivatives:
Derivative financial instruments (iv)	Other current liabilities and Other non-current liabilities	$—	$—	$—	$—

		Fair Value Measurements on a Recurring Basis at December 31, 2023
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds/exchange traded funds (i)	Prepaid and other current assets and Other non-current assets	$102	$—	$—	$102
	Fiduciary assets	215	—	—	215
Commingled funds (i) (ii)	Other non-current assets	—	—	—	9
Hedge funds (i) (iii)	Other non-current assets	—	—	—	8
Derivatives:
Derivative financial instruments (iv)	Prepaid and other current assets and Other non-current assets	$—	$6	$—	$6
Liabilities:
Contingent consideration:
Contingent consideration (v)	Other current liabilities and Other non-current liabilities	$—	$—	$31	$31
Derivatives:
Derivative financial instruments (iv)	Other current liabilities and Other non-current liabilities	$—	$1	$—	$1

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
(v)
Probability weightings are based on our knowledge of the past and planned performance of the acquired entity to which the contingent consideration applies. The fair value weighted-average discount rates used in our material contingent consideration calculations were 12.98% and 13.28% at June 30, 2024 and December 31, 2023, respectively. The range of these discount rates was 11.00% - 13.80% at June 30, 2024. Using different probability weightings and discount rates could result in an increase or decrease of the contingent consideration payable.
(vi)
Consideration due to be paid across multiple years until 2029.

The following table summarizes the change in fair value of the Level 3 liabilities:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	June 30, 2024
Balance at December 31, 2023	$31
Obligations assumed	3
Payments	—
Realized and unrealized losses (i)	7
Foreign exchange	(1)
Balance at June 30, 2024	$40

(i)
Realized and unrealized losses include accretion and adjustments to contingent consideration liabilities, which are included within Interest expense and Other operating expenses, respectively, on the condensed consolidated statements of comprehensive income.

There were no significant transfers to or from Level 3 in the six months ended June 30, 2024.

Fair value information about financial instruments not measured at fair value

The following tables present our assets and liabilities not measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Long-term note receivable	$74	$70	$74	$70
Liabilities:
Current debt	$—	$—	$650	$645
Long-term debt	$5,307	$4,985	$4,567	$4,359

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

Components of Net Periodic Benefit (Income)/Cost for Defined Benefit Pension Plans

The following tables set forth the components of net periodic benefit (income)/cost for the Company’s defined benefit pension plans for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024			2023
	U.S.	U.K.	Other	U.S.	U.K.	Other
Service cost	$10	$2	$4	$14	$2	$4
Interest cost	49	29	6	49	30	7
Expected return on plan assets	(75)	(40)	(11)	(76)	(41)	(10)
Settlements	—	—	—	1	—	(1)
Amortization of net loss	9	13	1	3	12	—
Amortization of prior service credit	—	(3)	—	—	(3)	1
Net periodic benefit (income)/cost	$(7)	$1	$—	$(9)	$—	$1

	Six Months Ended June 30,
	2024			2023
	U.S.	U.K.	Other	U.S.	U.K.	Other
Service cost	$21	$3	$8	$28	$3	$7
Interest cost	98	57	13	98	59	14
Expected return on plan assets	(151)	(79)	(21)	(152)	(80)	(19)
Settlement	—	—	—	1	—	(1)
Amortization of net loss	18	27	1	6	24	—
Amortization of prior service credit	—	(6)	—	—	(6)	1
Net periodic benefit (income)/cost	$(14)	$2	$1	$(19)	$—	$2

Employer Contributions to Defined Benefit Pension Plans

The Company did not make any contributions to its U.S. plans during the six months ended June 30, 2024 and currently does not anticipate making contributions over the remainder of the fiscal year. The Company made contributions of $1 million to its U.K. plans for the six months ended June 30, 2024 and anticipates making additional contributions of $1 million for the remainder of the fiscal year. The Company made contributions of $11 million to its other plans for the six months ended June 30, 2024 and anticipates making additional contributions of $4 million for the remainder of the fiscal year.

Defined Contribution Plans

The Company had contribution expense related to its defined contribution plans of $42 million and $85 million during the three and six months ended June 30, 2024, respectively, and $41 million and $81 million during the three and six months ended June 30, 2023, respectively.

Note 13 — Leases

The following tables present lease costs recorded on our condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Finance lease cost:
Amortization of right-of-use assets	$—	$1	$1	$1
Interest on lease liabilities	—	—	—	1
Operating lease cost	29	37	71	71
Variable lease cost	16	16	30	28
Sublease income	(5)	(3)	(10)	(6)
Total lease cost, net	$40	$51	$92	$95

The total lease cost is recognized in different locations in our condensed consolidated statements of comprehensive income. Amortization of the finance lease ROU assets is included in depreciation, while the interest cost component of these finance leases is included in interest expense. All other costs are included in other operating expenses, with the exception of $2 million and $17 million incurred during the three and six months ended June 30, 2024, respectively, and $4 million and $5 million incurred during the three and six months ended June 30, 2023, respectively, that were included in restructuring costs (see Note 6 — Restructuring Costs) that primarily related to the acceleration of amortization of certain abandoned ROU assets and the payment of early termination fees.

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

Errors and omissions claims, lawsuits, and other proceedings arising in the ordinary course of business are covered in part by professional indemnity or other appropriate insurance. The terms of this insurance vary by policy year. Regarding self-insured risks, the Company has established provisions which are believed to be adequate in light of current information and legal advice, or, in certain cases, where a range of loss exists, the Company accrues the minimum amount in the range if no amount within the range is a better estimate than any other amount. The Company adjusts such provisions from time to time according to developments. See Note 15 — Supplementary Information for Certain Balance Sheet Accounts for the amounts accrued at June 30, 2024 and December 31, 2023 in the condensed consolidated balance sheets.

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

Note 15 — Supplementary Information for Certain Balance Sheet Accounts

Additional details of specific balance sheet accounts are detailed below.

Prepaid and other current assets consist of the following:

	June 30, 2024	December 31, 2023
Prepayments and accrued income	$101	$123
Deferred contract costs	75	76
Derivatives and investments	1	4
Deferred compensation plan assets	16	16
Corporate income and other taxes	177	87
Acquired renewal commissions receivable	4	5
Other current assets	58	53
Total prepaid and other current assets	$432	$364

Deferred revenue and accrued expenses consist of the following:

	June 30, 2024	December 31, 2023
Accounts payable, accrued liabilities and deferred revenue	$1,099	$1,073
Accrued discretionary and incentive compensation	467	795
Accrued vacation	203	150
Other employee-related liabilities	122	86
Total deferred revenue and accrued expenses	$1,891	$2,104

Provision for liabilities consists of the following:

	June 30, 2024	December 31, 2023
Claims, lawsuits and other proceedings	$349	$306
Other provisions	60	59
Total provision for liabilities	$409	$365

Other non-current liabilities consist of the following:

	June 30, 2024	December 31, 2023
Deferred and long-term compensation plan liabilities	$97	$97
Contingent and deferred consideration on acquisitions	10	27
Liabilities for uncertain tax positions	41	42
Finance leases	4	7
Other non-current liabilities	44	65
Total other non-current liabilities	$196	$238

Note 16 — Other Income, Net

Other income, net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gain on disposal of operations	$—	$3	$—	$3
Net periodic pension and postretirement benefit credits	21	25	43	53
Interest in earnings of associates and other investments	1	1	1	2
Foreign exchange gain/(loss) (i)	1	1	4	(4)
Other	1	5	2	6
Other income, net	$24	$35	$50	$60

(i)
Includes the offsetting effects of the Company's foreign currency hedging program. See Note 9 — Derivative Financial Instruments.

Note 17 — Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of non-controlling interests, and net of tax are provided in the following tables for the three and six months ended June 30, 2024 and 2023. These tables exclude amounts attributable to non-controlling interests, which are not material for further disclosure.

	Foreign currency translation		Derivative instruments (i)		Defined pension and post-retirement benefit costs		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Quarter-to-date activity:
Balance at March 31, 2024 and 2023, respectively	$(879)	$(944)	$11	$11	$(2,037)	$(1,635)	$(2,905)	$(2,568)
Other comprehensive (loss)/income before reclassifications	(30)	18	1	1	—	1	(29)	20
(Income)/loss reclassified from accumulated other comprehensive loss (net of income tax benefit of $4 and $3, respectively)	—	—	(1)	—	14	8	13	8
Net current-period other comprehensive (loss)/income	(30)	18	—	1	14	9	(16)	28
Balance at June 30, 2024 and 2023, respectively	$(909)	$(926)	$11	$12	$(2,023)	$(1,626)	$(2,921)	$(2,540)

Year-to-date activity:
Balance at December 31, 2023 and 2022, respectively	$(816)	$(987)	$11	$9	$(2,051)	$(1,643)	$(2,856)	$(2,621)
Other comprehensive (loss)/income before reclassifications	(93)	61	1	3	—	—	(92)	64
(Income)/loss reclassified from accumulated other comprehensive loss (net of income tax benefit of $9 and $6, respectively)	—	—	(1)	—	28	17	27	17
Net current-period other comprehensive (loss)/income	(93)	61	—	3	28	17	(65)	81
Balance at June 30, 2024 and 2023, respectively	$(909)	$(926)	$11	$12	$(2,023)	$(1,626)	$(2,921)	$(2,540)

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

At June 30, 2024 and 2023, there were 0.7 million and 0.6 million restricted performance-based stock units outstanding, respectively, and 0.5 million restricted time-based stock units outstanding at each period presented. The Company had no time-based share options outstanding at June 30, 2024; time-based share options were immaterial at June 30, 2023. There were no performance-based options outstanding at June 30, 2024 and 2023.

Basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income attributable to WTW	$141	$94	$331	$297

Basic average number of shares outstanding	103	107	103	107
Dilutive effect of potentially issuable shares	—	—	1	—
Diluted average number of shares outstanding	103	107	104	107

Basic earnings per share	$1.37	$0.88	$3.22	$2.78
Dilutive effect of potentially issuable shares	(0.01)	—	(0.02)	(0.01)
Diluted earnings per share	$1.36	$0.88	$3.20	$2.77

For the three and six months ended June 30, 2024, 0.3 million and 0.1 million restricted stock units, respectively, were not included in the computation of the dilutive effect of potentially issuable shares because their effect was anti-dilutive. Anti-dilutive restricted stock units were immaterial for the three and six months ended June 30, 2023. There were no anti-dilutive options for the three and six months ended June 30, 2024 and 2023.
Note 19 — Supplemental Disclosures of Cash Flow Information

Supplemental disclosures regarding cash flow information are as follows:

	Six months ended June 30,
	2024	2023
Supplemental disclosures of cash flow information:
Cash and cash equivalents	$1,247	$1,602
Fiduciary funds (included in fiduciary assets)	3,129	2,402
Total cash, cash equivalents and restricted cash	$4,376	$4,004

(Decrease)/increase in cash, cash equivalents and other restricted cash	$(154)	$345
Increase/(decrease) in fiduciary funds	791	(1,063)
Total	$637	$(718)

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

Within our insurance and brokerage business, due to the cyclical nature of the insurance market and the impact of other market conditions on insurance premiums, commission revenue may vary widely between accounting periods. A period of low or declining premium rates, generally known as a ‘soft’ or ‘softening’ market, generally leads to downward pressure on commission revenue and can have a material adverse impact on our revenue and operating margin. A ‘hard’ or ‘firming’ market, during which premium rates rise, generally has a favorable impact on our revenue and operating margin. Rates, however, vary by geography, industry and client segment. As a result, and due to the global and diverse nature of our business, we view rates in the aggregate. Overall, we are currently seeing a stabilizing to softening market.

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

Risks and Uncertainties of the Economic Environment

U.S. and global markets are continuing to experience volatility and disruption as a result of the ongoing Russia-Ukraine and Israel-Hamas wars. Although the length and impact of these situations are highly unpredictable, the conflicts have contributed to negative impacts on and volatility of the global economy and capital markets, resulting in significant inflation and fluctuating interest rates in many of the markets in which we operate, and could continue to lead to further market disruptions. This impacts not only the cost of and access to liquidity, but also other costs to run and invest in our business.

Other global economic events, such as accommodative monetary and fiscal policy, supply chain disruptions and geopolitical tensions beyond the aforementioned ongoing wars, contributed to significant inflation across the globe. In particular, inflation in the United States, Europe, and other geographies has risen to levels not experienced in recent decades and while this has eased somewhat in the last year, we are seeing its impact on various aspects of our business. Moreover, U.S. and global economic conditions have created market uncertainty and volatility. Such general economic conditions, including inflation, stagflation, political volatility, costs of labor, cost of capital, interest rates, bank stability, credit availability, and tax rates, affect our cost of doing business, including our operating and general and administrative expenses, and we have no control or limited ability to control such factors. These general economic conditions impact revenue, including revenue from customers as well as income from funds we hold on behalf of customers and pension-related income.

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

Transformation Program

In the fourth quarter of 2021, the Company initiated a three-year ‘Transformation program’ designed to enhance operations, optimize technology and align its real estate footprint to its new ways of working. During the fourth quarter of 2023, we revised the expected costs and savings under the program and we currently expect the program to generate annual cost savings in excess of $450 million by the end of 2024. The program is expected to incur cumulative costs of approximately $1.045 billion and capital expenditures of approximately $130 million, for a total investment of $1.175 billion. The main categories of charges have been in the following four areas:

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

Certain costs under the Transformation program are accounted for under ASC 420, Exit or Disposal Cost Obligation, and are included as restructuring costs in the condensed consolidated statements of comprehensive income. For the three and six months ended June 30, 2024, restructuring charges under our Transformation program totaled $3 million and $21 million, respectively; for the three and six months ended June 30, 2023, restructuring charges under our Transformation program totaled $10 million and $13 million, respectively. Other costs incurred under the Transformation program are included in transaction and transformation and were $86 million and $205 million for the three and six months ended June 30, 2024, respectively, and $82 million and $127 million for the three and six months ended June 30, 2023, respectively.

From the actions taken during the second quarter of 2024, we have identified an additional $24 million of annualized run-rate savings during the year due to newly-realized opportunities and incremental sources of value. Since the inception of the program, we have identified $394 million of cumulative annualized run-rate savings, which overall are primarily attributable to process optimization. We began to recognize the benefits from the program during 2022.

For a discussion of some of the risks associated with the Transformation program, see Part I, Item 1A ‘Risk Factors’ in our Annual Report on Form 10-K, filed with the SEC on February 22, 2024.

Financial Statement Overview

The table below sets forth our summarized condensed consolidated statements of comprehensive income and data as a percentage of revenue for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	($ in millions, except per share data)
Revenue	$2,265	100%	$2,159	100%	$4,606	100%	$4,403	100%
Costs of providing services
Salaries and benefits	1,397	62%	1,347	62%	2,739	59%	2,660	60%
Other operating expenses	439	19%	433	20%	896	19%	886	20%
Depreciation	57	3%	64	3%	116	3%	124	3%
Amortization	60	3%	70	3%	120	3%	141	3%
Restructuring costs	3	—%	10	—%	21	—%	13	—%
Transaction and transformation	97	4%	93	4%	222	5%	152	3%
Total costs of providing services	2,053		2,017		4,114		3,976
Income from operations	212	9%	142	7%	492	11%	427	10%
Interest expense	(68)	(3)%	(57)	(3)%	(132)	(3)%	(111)	(3)%
Other income, net	24	1%	35	2%	50	1%	60	1%
INCOME FROM OPERATIONS BEFORE INCOME TAXES	168	7%	120	6%	410	9%	376	9%
Provision for income taxes	(26)	(1)%	(24)	(1)%	(74)	(2)%	(74)	(2)%
Income attributable to non-controlling interests	(1)	—%	(2)	—%	(5)	—%	(5)	—%
NET INCOME ATTRIBUTABLE TO WTW	$141	6%	$94	4%	$331	7%	$297	7%
Diluted earnings per share	$1.36		$0.88		$3.20		$2.77

Consolidated Revenue

Revenue for the three months ended June 30, 2024 was $2.3 billion, compared to $2.2 billion for the three months ended June 30, 2023, an increase of $106 million, or 5%, on an as-reported basis. Adjusting for the impacts of foreign currency and acquisitions and disposals, our organic revenue growth was 6% for the three months ended June 30, 2024. Revenue for the six months ended June 30, 2024 was $4.6 billion, compared to $4.4 billion for the six months ended June 30, 2023, an increase of $203 million, or 5%, on an as-reported basis. Adjusting for the impacts of foreign currency and acquisitions and disposals, our organic revenue growth was 5% for the six months ended June 30, 2024. The increases in both as-reported and organic revenue were driven by strong performances in both segments. For additional information, please see the section entitled ‘Segment Revenue’ elsewhere within this Item 2 of this Quarterly Report on Form 10-Q.

Our revenue can be materially impacted by changes in currency conversions, which can fluctuate significantly over the course of a calendar year. For the three months ended June 30, 2024, currency translation decreased our consolidated revenue by $14 million. The primary currencies driving this change were the Argentine Peso and Euro. For the six months ended June 30, 2024, currency translation decreased our consolidated revenue by $4 million. The primary currency driving this change was the Argentine Peso.

The following table details our top five markets based on the percentage of consolidated revenue (in U.S. dollars) from the countries where work was performed for the six months ended June 30, 2024. These figures do not represent the currency of the related revenue, which is presented in the next table.

Geographic Region	% of Revenue
United States	49%
United Kingdom	19%
France	5%
Canada	3%
Germany	3%

The table below details the approximate percentage of our revenue and expenses by transactional currency for the six months ended June 30, 2024.

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

The following tables set forth the total revenue for the three and six months ended June 30, 2024 and 2023, and the components of the change in total revenue for the three and six months ended June 30, 2024, as compared to the prior-year periods. The components of the revenue change may not add due to rounding.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Three Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2024	2023	Change	Impact	Change	Divestitures	Change (i)
	($ in millions)
Revenue	$2,265	$2,159	5%	(1)%	6%	—%	6%

				Components of Revenue Change
			As	Less:	Constant	Less:
	Six Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2024	2023	Change	Impact	Change	Divestitures	Change (i)
	($ in millions)
Revenue	$4,606	$4,403	5%	—%	5%	—%	5%

(i)
Interest income contributed 1% to organic change for total revenue for the three months ended June 30, 2024. Organic change for total revenue excluding this contribution was 5% for the three months ended June 30, 2024. Interest income did not contribute to organic change for the six months ended June 30, 2024.

Definitions of Constant Currency Change and Organic Change are included under the section entitled ‘Non-GAAP Financial Measures’ elsewhere within Item 2 of this Quarterly Report on Form 10-Q.

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

The following table sets forth HWC revenue for the three months ended June 30, 2024 and 2023, and the components of the change in revenue for the three months ended June 30, 2024 from the three months ended June 30, 2023.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Three Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2024	2023	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue excluding interest income	$1,251	$1,209	3%	(1)%	4%	—%	5%
Interest income	9	6
Total segment revenue	$1,260	$1,215	4%	(1)%	4%	—%	5%

HWC segment revenue for the three months ended June 30, 2024 and 2023 was $1.3 billion and $1.2 billion, respectively. Organic revenue growth in Health was driven by increased project work in North America and strong client retention, new local appointments and the continued expansion of our Global Benefits Management client portfolio in International and Europe. Our Wealth businesses generated organic revenue growth from higher levels of Retirement work in North America and Europe and an increase in our Investments business due to capital market improvements and growth from our LifeSight solution. Career had organic revenue growth from increased project work and product revenue in Employee Experience and Work & Rewards. Benefits Delivery & Outsourcing was flat for the quarter as a result of growth in Outsourcing offset by moderated growth in Individual Marketplace.

The following table sets forth HWC segment revenue for the six months ended June 30, 2024 and 2023 and the components of the change in revenue for the six months ended June 30, 2024 from the six months ended June 30, 2023.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Six Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2024	2023	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue excluding interest income	$2,578	$2,491	3%	—%	4%	—%	4%
Interest income	18	11
Total segment revenue	$2,596	$2,502	4%	—%	4%	—%	4%

HWC segment revenue for the six months ended June 30, 2024 and 2023 was $2.6 billion and $2.5 billion, respectively. Organic revenue growth in Health was achieved across all regions and led by International. Our Wealth businesses generated organic revenue growth from higher levels of Retirement work in North America and Europe. Career had organic revenue growth from increased project work in Employee Experience and Work & Rewards. Organic growth in Benefits Delivery & Outsourcing was driven by higher project work in Outsourcing and higher commission and fees from Individual Marketplace.

Risk & Broking

The Risk & Broking (‘R&B’) segment provides a broad range of risk advice, insurance brokerage and consulting services to clients worldwide ranging from small businesses to multinational corporations. The segment comprises two primary businesses - Corporate Risk & Broking and Insurance Consulting and Technology.

The following table sets forth R&B revenue for the three months ended June 30, 2024 and 2023, and the components of the change in revenue for the three months ended June 30, 2024 from the three months ended June 30, 2023.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Three Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2024	2023	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue excluding interest income	$950	$885	7%	(1)%	8%	—%	8%
Interest income	29	15
Total segment revenue	$979	$900	9%	(1)%	10%	—%	10%

R&B segment revenue for the three months ended June 30, 2024 and 2023 was $979 million and $900 million, respectively. Corporate Risk & Broking had organic revenue growth primarily driven by higher levels of new business activity, strong client retention and renewal increases across all geographies. Insurance Consulting and Technology had flat organic revenue growth for the quarter primarily due to tempered demand for discretionary services.

The following table sets forth R&B segment revenue for the six months ended June 30, 2024 and 2023 and the components of the change in revenue for the six months ended June 30, 2024 from the six months ended June 30, 2023.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Six Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2024	2023	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue excluding interest income	$1,900	$1,777	7%	—%	7%	—%	7%
Interest income	57	27
Total segment revenue	$1,957	$1,804	8%	—%	9%	—%	9%

R&B segment revenue for the six months ended June 30, 2024 and 2023 was $2.0 billion and $1.8 billion, respectively. Corporate Risk & Broking had organic revenue growth primarily driven by higher levels of new business activity and strong client retention and renewal increases across all geographies. Insurance Consulting and Technology had flat organic revenue growth for the year primarily due to tempered demand for discretionary services.

Costs of Providing Services

Total costs of providing services for the three months ended June 30, 2024 were $2.1 billion, compared to $2.0 billion for the three months ended June 30, 2023, an increase of $36 million, or 2%. Total costs of providing services for the six months ended June 30, 2024 were $4.1 billion, compared to $4.0 billion for the six months ended June 30, 2023, an increase of $138 million, or 3%. See the following discussion for further details.

Salaries and Benefits

Salaries and benefits for the three months ended June 30, 2024 were $1.4 billion, compared to $1.3 billion for the three months ended June 30, 2023, an increase of $50 million, or 4%. The increase in the current-year period is primarily due to higher incentive costs and salary expense, driven by increased colleague headcount and cost-of-living compensation adjustments, partially offset by lower benefit costs for the period. Salaries and benefits, as a percentage of revenue, represented 62% for both the three months ended June 30, 2024 and 2023.

Salaries and benefits for both the six months ended June 30, 2024 and 2023 were $2.7 billion, an increase of $79 million, or 3%. The increase in the current year is primarily due to higher salary expense, driven by increased colleague headcount and cost-of-living compensation adjustments, and higher incentive costs for the period. Salaries and benefits, as a percentage of revenue, represented 59% and 60% for the six months ended June 30, 2024 and 2023, respectively.

Other Operating Expenses

Other operating expenses for the three months ended June 30, 2024 were $439 million, compared to $433 million for the three months ended June 30, 2023, an increase of $6 million. The increase was primarily due to losses on professional liability claims and higher non-income-related tax expense, partially offset by lower occupancy costs for the current-year period as compared to the prior-year period.

Other operating expenses for the six months ended June 30, 2024 were $896 million, compared to $886 million for the six months ended June 30, 2023, an increase of $10 million. The increase was primarily due to higher non-income-related tax expense and increased marketing costs, partially offset by lower occupancy and travel and entertainment costs for the current year as compared to the prior year.

Depreciation

Depreciation for the three months ended June 30, 2024 was $57 million, compared to $64 million for the three months ended June 30, 2023, a decrease of $7 million, or 11%. Depreciation for the six months ended June 30, 2024 was $116 million, compared to $124 million for the six months ended June 30, 2023, a decrease of $8 million, or 6%. The year-over-year decreases were primarily due to a lower depreciable base of assets resulting from business disposals and a lower dollar value of assets placed in service during the past few years.

Amortization

Amortization for the three months ended June 30, 2024 was $60 million, compared to $70 million for the three months ended June 30, 2023, a decrease of $10 million, or 14%. Amortization for the six months ended June 30, 2024 was $120 million, compared to $141 million for the six months ended June 30, 2023, a decrease of $21 million, or 15%. Our intangible amortization is generally more weighted to the initial years of the useful lives of the related intangibles, and therefore amortization related to intangible assets has decreased and will continue to decrease over time.

Restructuring Costs

Restructuring costs for the three months ended June 30, 2024 were $3 million, compared to $10 million for the three months ended June 30, 2023. Restructuring costs for the six months ended June 30, 2024 were $21 million, compared to $13 million for the six months ended June 30, 2023. Restructuring costs in both the current-year and prior-year periods primarily related to the real estate rationalization component of the Transformation program commenced by the Company during the fourth quarter of 2021 (see ‘Transformation Program’ within this Part I, Item 2 and Note 6 — Restructuring Costs within Part I, Item 1 ‘Financial Statements’ of this Quarterly Report on Form 10-Q).

Transaction and Transformation

Transaction and transformation for the three months ended June 30, 2024 were $97 million, compared to $93 million for the three months ended June 30, 2023, an increase of $4 million. Transaction and transformation for the six months ended June 30, 2024 were $222 million, compared to $152 million for the six months ended June 30, 2023, an increase of $70 million. Transaction and transformation costs for the current year were higher primarily due to increased consulting and compensation costs related to our Transformation program (see ‘Transformation Program’ within this Part I, Item 2) incurred in the current-year periods as compared to the prior-year comparable periods.

Income from Operations

Income from operations for the three months ended June 30, 2024 was $212 million, compared to $142 million for the three months ended June 30, 2023, an increase of $70 million. This increase resulted primarily from higher revenue, partially offset by higher incentive costs and salary expense in the current-year period.

Income from operations for the six months ended June 30, 2024 was $492 million, compared to $427 million for the six months ended June 30, 2023, an increase of $65 million. This increase resulted primarily from higher revenue, partially offset by higher salary expense and incentive costs, as well as increased transformation and transaction costs in the current year.

Interest Expense

Interest expense for the three months ended June 30, 2024 was $68 million, compared to $57 million for the three months ended June 30, 2023, an increase of $11 million, or 19%. Interest expense for the six months ended June 30, 2024 was $132 million as compared to $111 million for the six months ended June 30, 2023, an increase of $21 million, or 19%. These increases were primarily the result of a greater level of indebtedness in the current year and the higher interest rate-bearing senior notes issued by the Company during the last two years.

Other Income, Net

Other income, net for the three months ended June 30, 2024 was $24 million, compared to $35 million for the three months ended June 30, 2023, a decrease of $11 million. The decrease was due primarily to lower pension income and a lower gain on disposal in the current-year period.

Other income, net for the six months ended June 30, 2024 was $50 million, compared to $60 million for the six months ended June 30, 2023, a decrease of $10 million. The decrease was due primarily to lower pension income and a lower gain on disposal in the current year, partially offset by favorable foreign currency movement in the current year.

Provision for Income Taxes

Provision for income taxes for the three months ended June 30, 2024 was $26 million, compared to $24 million for the three months ended June 30, 2023, an increase of $2 million. The effective tax rates were 15.6% for the three months ended June 30, 2024 and 19.8% for the three months ended June 30, 2023. Provision for income taxes for both the six months ended June 30, 2024 and 2023 was $74 million. The effective tax rates were 18.1% for the six months ended June 30, 2024 and 19.6% for the six months ended June 30, 2023. These effective tax rates are calculated using extended values from our condensed consolidated statements of comprehensive income and are therefore more precise tax rates than can be calculated from rounded values. The current-year periods’

effective tax rates are lower due to a benefit recognized from the recovery of a tax refund related to businesses in which the Company no longer participates.

Net Income Attributable to WTW

Net income attributable to WTW for the three months ended June 30, 2024 was $141 million, compared to $94 million for the three months ended June 30, 2023, an increase of $47 million, or 50%. This increase resulted primarily from higher revenue in the current-year period, partially offset by higher incentive costs and salary expense, increased interest expense and lower pension income in the current-year period.

Net income attributable to WTW for the six months ended June 30, 2024 was $331 million, compared to $297 million for the six months ended June 30, 2023, an increase of $34 million, or 11%. This increase resulted primarily from higher revenue in the current year, partially offset by higher salary expense and incentive costs, increased transformation and transaction costs, higher interest expense and lower pension income in the current year.

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

Based on our current balance sheet and cash flows, current market conditions and information available to us at this time, we believe that WTW has access to sufficient liquidity, which includes all of the borrowing capacity available to draw against our $1.5 billion revolving credit facility, to meet our cash needs for the next twelve months, including investments in the business for growth and those related to our Transformation program, scheduled debt repayments, share repurchases and dividend payments. During the first quarter of 2024, we completed an offering of $750 million aggregate principal amount of 5.900% senior notes due 2054 and used the net proceeds during the current quarter to repay in full the $650 million aggregate principal amount and related accrued interest of the 3.600% senior notes. The Company will use the remaining net proceeds for general corporate purposes. Additionally, during the six months ended June 30, 2024, we repurchased $301 million of shares, and have authorization to repurchase an additional $1.0 billion.

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

Cash and Cash Equivalents

Our cash and cash equivalents at June 30, 2024 totaled $1.2 billion, compared to $1.4 billion at December 31, 2023. The decrease in cash from December 31, 2023 to June 30, 2024 was due primarily to $301 million of share repurchases, $176 million of dividend payments and $158 million of cash outflows attributable to investing activities, partially offset by $431 million of cash inflows from operating activities and $85 million of net proceeds from the issuance of debt.

Additionally, we had all of the borrowing capacity available to draw against our $1.5 billion revolving credit facility at both June 30, 2024 and December 31, 2023.

Included within cash and cash equivalents at June 30, 2024 and December 31, 2023 are amounts held for regulatory capital adequacy requirements, including $96 million and $105 million, respectively, within our regulated U.K. entities.

Summarized Condensed Consolidated Cash Flows

The following table presents the summarized condensed consolidated cash flow information for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
	(in millions)
Net cash from/(used in):
Operating activities	$431	$430
Investing activities	(158)	(1,035)
Financing activities	364	(113)
INCREASE/(DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH (i)	637	(718)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(53)	1
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD (i)	3,792	4,721
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (i)	$4,376	$4,004

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

Cash Flows From Operating Activities

Cash flows from operating activities were $431 million for the six months ended June 30, 2024, compared to $430 million for the six months ended June 30, 2023. The $431 million of net cash from operating activities for the six months ended June 30, 2024 included net income of $336 million and $335 million of favorable non-cash adjustments, partially offset by unfavorable changes in operating assets and liabilities of $240 million. This increase in cash flows from operations as compared to the prior year was primarily driven by operation margin expansion, partially offset by increased cash outflows related to the Transformation program and discretionary compensation payments in the current year as compared to the prior year.

The $430 million of net cash from operating activities for the six months ended June 30, 2023 included net income of $302 million and $365 million of favorable non-cash adjustments, partially offset by unfavorable changes in operating assets and liabilities of $237 million.

Cash Flows Used In Investing Activities

Cash flows used in investing activities for the six months ended June 30, 2024 were $158 million as compared $1.0 billion for the six months ended June 30, 2023. The cash flows used in investing activities in the current year consisted primarily of capital expenditures and capitalized software additions.

The cash flows used in investing activities for the six months ended June 30, 2023 consisted primarily of cash and fiduciary funds of $916 million associated with the transfer to Gallagher under a side letter agreement to the Willis Re SAPA (see Note 3 — Acquisitions and Divestitures within Part I, Item 1 ‘Financial Statements’ in this Quarterly Report on Form 10-Q for additional information) and $121 million of capital expenditures and capitalized software additions.

Cash Flows From/(Used In) Financing Activities

Cash flows from financing activities for the six months ended June 30, 2024 were $364 million. The significant financing activities included net proceeds from fiduciary funds held for clients of $783 million and $85 million of net proceeds from the issuance of debt, partially offset by share repurchases of $301 million and dividend payments of $176 million.

Cash flows used in financing activities for the six months ended June 30, 2023 were $113 million. The significant financing activities included share repurchases of $454 million, net payments from fiduciary funds held for clients of $194 million, and dividend payments of $177 million, partially offset by $740 million of net proceeds from issuance of debt.

Indebtedness

Total debt, total equity, and the capitalization ratios at June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023
	($ in millions)
Long-term debt	$5,307	$4,567
Current debt	—	650
Total debt	$5,307	$5,217

Total WTW shareholders’ equity	$9,337	$9,520

Capitalization ratio	36.2%	35.4%

At June 30, 2024, the Company does not have any mandatory debt repayments over the next twelve months. For more information regarding our current and long-term debt, please see the section entitled ‘Supplemental Guarantor Financial Information’ elsewhere within this Item 2 of this Quarterly Report on Form 10-Q.

At June 30, 2024 and December 31, 2023, we were in compliance with all financial covenants.

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

At June 30, 2024 and December 31, 2023, we had fiduciary funds of $3.4 billion and $2.6 billion, respectively.

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

At June 30, 2024, approximately $1.0 billion remained on the current repurchase authority. The maximum number of shares that could be repurchased based on the closing price of our ordinary shares on June 28, 2024 of $262.14 was 3,974,030.

During the three and six months ended June 30, 2024, the Company had the following share repurchase activity:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Shares repurchased	774,616	1,148,724
Average price per share	$258.17	$261.82
Aggregate repurchase cost (excluding broker costs)	$200 million	$301 million

Capital Commitments

The Company’s capital expenditures for fixed assets and software for internal use were $70 million during the six months ended June 30, 2024. The Company estimates that there will be additional such expenditures, which include those incurred under its Transformation program, in the range of $80 million - $105 million during the remainder of 2024. We currently expect cash from operations to adequately provide for these cash needs. There have been no material changes to our capital commitments since December 31, 2023.

Dividends

Total cash dividends of $176 million were paid during the six months ended June 30, 2024. In May 2024, the board of directors approved a quarterly cash dividend of $0.88 per share ($3.52 per share annualized rate), which was paid on July 15, 2024 to shareholders of record as of June 30, 2024.

Supplemental Guarantor Financial Information

As of June 30, 2024, WTW has issued the following debt securities (the ‘notes’):

a)
Willis North America Inc. (‘Willis North America’) has approximately $4.5 billion senior notes outstanding, of which $1.0 billion were issued on September 10, 2018, $1.0 billion were issued on September 10, 2019, $275 million were issued on May 29, 2020, $750 million were issued on May 19, 2022, $750 million were issued on May 17, 2023 and $750 million were issued on March 5, 2024; and
b)
Trinity Acquisition plc has approximately $825 million senior notes outstanding, of which $275 million were issued on August 15, 2013 and $550 million were issued on March 22, 2016, and a $1.5 billion revolving credit facility, on which no balance was outstanding at June 30, 2024.

The following table presents a summary of the entities that issue each note and those wholly-owned subsidiaries of the Company that guarantee each respective note on a joint and several basis as of June 30, 2024. These subsidiaries are all consolidated by Willis Towers Watson plc (the ‘parent company’) and together with the parent company comprise the ‘Obligor group’.

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

Each member of the Obligor group has only a stockholder’s claim on the assets of the non-guarantor subsidiaries. This stockholder’s claim is junior to the claims that creditors have against those non-guarantor subsidiaries. Holders of the notes will only be creditors of the Obligor group and not creditors of the non-guarantor subsidiaries. As a result, all of the existing and future liabilities of the non-guarantor subsidiaries, including any claims of trade creditors and preferred stockholders, will be structurally senior to the notes. As of and for the periods ended June 30, 2024 and December 31, 2023, the non-guarantor subsidiaries represented substantially all of the total assets and accounted for substantially all of the total revenue of the Company prior to consolidating adjustments. The non-guarantor subsidiaries have other liabilities, including contingent liabilities that may be significant. Each indenture does not contain any limitations on the amount of additional debt that the Obligor group and the non-guarantor subsidiaries may incur. The amounts of this debt could be substantial, and this debt may be debt of the non-guarantor subsidiaries, in which case this debt would be effectively senior in right of payment to the notes.

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

Intercompany balances and transactions between members of the Obligor group have been eliminated. All intercompany balances and transactions between the Obligor group and the non-guarantor subsidiaries have been presented in the disclosures below on a net presentation basis, rather than a gross basis, as this better reflects the nature of the intercompany positions and presents the funding or funded position that is to be received or owed. The intercompany balances and transactions between the Obligor group and non-guarantor subsidiaries, presented below, relate to a number of items including loan funding for acquisitions and other purposes, transfers of surplus cash between subsidiary companies, funding provided for working capital purposes, settlement of expense accounts, transactions related to share-based payment arrangements and share issuances, intercompany royalty arrangements, intercompany dividends and intercompany interest. At June 30, 2024 and December 31, 2023, the intercompany balances of the Obligor group with non-guarantor subsidiaries were net receivables of $3.3 billion and $3.4 billion, respectively, and net payables of $14.0 billion at both periods presented.

No balances or transactions of non-guarantor subsidiaries are presented in the disclosures other than the intercompany items noted above.

Presented below is certain summarized financial information for the Obligor group.

`	As of June 30, 2024	As of December 31, 2023
	(in millions)
Total current assets	$146	$299
Total non-current assets	3,397	3,454
Total current liabilities	7,015	7,576
Total non-current liabilities	12,552	11,848

Six months ended June 30, 2024
(in millions)
Revenue	$329
Income from operations	187
Loss from operations before income taxes (i)	(332)
Net loss	(228)
Net loss attributable to WTW	(228)

(i)
Includes intercompany expense, net of the Obligor group from non-guarantor subsidiaries of $200 million for the six months ended June 30, 2024.

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

Within the measures referred to as ‘adjusted’, we adjust for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. Some of these items may not be applicable for the current quarter, however they may be part of our full-year results. Additionally, we have historically adjusted for certain items which are not described below, but for which we may adjust in a future period when applicable. For a complete summary of our adjusting items, please see our Annual Report on Form 10-K filed with the SEC on February 22, 2024. Items applicable to the quarter or full year results, or the comparable periods, include the following:

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
•
Provisions for specified litigation matters – We will include provisions for litigation matters which we believe are not representative of our core business operations. Among other things, we determine this by reference to the amount of the loss (net of insurance and other recovery receivables) and by reference to whether the matter relates to an unusual and complex scenario that is not expected to be repeated as part of our ongoing, ordinary business. These amounts are presented net of insurance and other recovery receivables. See the footnotes to the reconciliation tables below for more specificity on the litigation matter excluded from adjusted results.
•
Gains and losses on disposals of operations – Adjustment to remove the gains or losses resulting from disposed operations that have not been classified as discontinued operations.
•
Tax effect of significant adjustments – Relates to the incremental tax expense or benefit resulting from significant or unusual events including significant statutory tax rate changes enacted in material jurisdictions in which we operate, internal reorganizations of ownership of certain businesses that reduced the investment held by our U.S.-controlled subsidiaries and the recovery of certain refunds or payment of taxes related to businesses in which we no longer participate.

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

Reconciliations of the as-reported changes to the constant currency and organic changes for the three and six months ended June 30, 2024 from the three and six months ended June 30, 2023 is as follows. The components of revenue change may not add due to rounding.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Three Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2024	2023	Change	Impact	Change	Divestitures	Change (i)
	($ in millions)
Revenue	$2,265	$2,159	5%	(1)%	6%	—%	6%

				Components of Revenue Change
			As	Less:	Constant	Less:
	Six Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2024	2023	Change	Impact	Change	Divestitures	Change (i)
	($ in millions)
Revenue	$4,606	$4,403	5%	—%	5%	—%	5%

(i)
Interest income contributed 1% to organic change for total revenue for the three months ended June 30, 2024. Organic change for total revenue excluding this contribution was 5% for the three months ended June 30, 2024. Interest income did not contribute to organic change for the six months ended June 30, 2024.

For the three months ended June 30, 2024, our as-reported revenue increased by 5% and our organic revenue grew by 6%. For the six months ended June 30, 2024, our as-reported revenue increased by 5% and our organic revenue grew by 5%. The increases in both as-reported and organic revenue were driven by strong performances in both segments. For additional information, please see the section entitled ‘Segment Revenue’ elsewhere within Item 2 of this Quarterly Report on Form 10-Q.

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

Reconciliations of income from operations to adjusted operating income for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	($ in millions)
Income from operations	$212	$142	$492	$427
Adjusted for certain items:
Amortization	60	70	120	141
Restructuring costs	3	10	21	13
Transaction and transformation	97	93	222	152
Provision for specified litigation matter (i)	13	—	13	—
Adjusted operating income	$385	$315	$868	$733

Income from operations margin	9.4%	6.6%	10.7%	9.7%
Adjusted operating income margin	17.0%	14.6%	18.8%	16.6%

(i)
Represents a provision related to potential litigation arising out of a structured insurance program originally placed for a client over 15 years ago. The program is of a type and complexity that was highly bespoke to the client and for that reason is unlikely to be exactly replicated elsewhere. Because of this, while we do not believe the potential litigation is material, we believe excluding this matter from adjusted results makes results more comparable from period to period and more representative of our core business operations.

Adjusted operating income increased for the three months ended June 30, 2024 to $385 million, from $315 million for the three months ended June 30, 2023 and increased for the six months ended June 30, 2024 to $868 million from $733 million for the six months ended June 30, 2023. These increases resulted primarily from higher revenue in the current-year periods, partially offset by higher incentive costs and salary expense in the current-year periods as compared to the prior-year periods.

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

Reconciliations of net income to adjusted EBITDA for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
NET INCOME	$142	$96	$336	$302
Provision for income taxes	26	24	74	74
Interest expense	68	57	132	111
Depreciation	57	64	116	124
Amortization	60	70	120	141
Restructuring costs	3	10	21	13
Transaction and transformation	97	93	222	152
Provision for specified litigation matter (i)	13	—	13	—
Gain on disposal of operations	—	(3)	—	(3)
Adjusted EBITDA	$466	$411	$1,034	$914

Net income margin	6.3%	4.4%	7.3%	6.9%
Adjusted EBITDA margin	20.6%	19.0%	22.4%	20.8%

(i)
Represents a provision related to potential litigation arising out of a structured insurance program originally placed for a client over 15 years ago. The program is of a type and complexity that was highly bespoke to the client and for that reason is unlikely to be exactly replicated elsewhere. Because of this, while we do not believe the potential litigation is material, we believe excluding this matter from adjusted results makes results more comparable from period to period and more representative of our core business operations.

Adjusted EBITDA for the three months ended June 30, 2024 was $466 million, compared to $411 million for the three months ended June 30, 2023, and was $1.0 billion for the six months ended June 30, 2023, compared to $914 million for the six months ended June 30, 2023. These increases resulted primarily from higher revenue in the current-year periods, partially offset by higher incentive costs and salary expense in the current-year periods as compared to the prior-year periods.

Adjusted Net Income and Adjusted Diluted Earnings Per Share

Adjusted net income is defined as net income attributable to WTW adjusted for amortization, restructuring costs, transaction and transformation, gains and losses on disposals of operations and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results and the related tax effect of those adjustments and the tax effects of significant adjustments. This measure is used solely for the purpose of calculating adjusted diluted earnings per share.

Adjusted diluted earnings per share is defined as adjusted net income divided by the weighted-average number of ordinary shares, diluted. Adjusted diluted earnings per share is used to internally evaluate and assess our core operations and to benchmark our operating results against our competitors.

Reconciliations of net income attributable to WTW to adjusted diluted earnings per share for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	($ in millions)
NET INCOME ATTRIBUTABLE TO WTW	$141	$94	$331	$297
Adjusted for certain items:
Amortization	60	70	120	141
Restructuring costs	3	10	21	13
Transaction and transformation	97	93	222	152
Provision for specified litigation matter (i)	13	—	13	—
Gain on disposal of operations	—	(3)	—	(3)
Tax effect on certain items listed above (ii)	(44)	(43)	(96)	(77)
Tax effect of significant adjustments	(7)	(2)	(7)	2
Adjusted net income	$263	$219	$604	$525

Weighted-average ordinary shares — diluted	103	107	104	107

Diluted earnings per share	$1.36	$0.88	$3.20	$2.77
Adjusted for certain items (iii) :
Amortization	0.58	0.65	1.16	1.31
Restructuring costs	0.03	0.09	0.20	0.12
Transaction and transformation	0.94	0.87	2.14	1.42
Provision for specified litigation matter (i)	0.13	—	0.13	—
Gain on disposal of operations	—	(0.03)	—	(0.03)
Tax effect on certain items listed above (ii)	(0.43)	(0.40)	(0.93)	(0.72)
Tax effect of significant adjustments	(0.07)	(0.02)	(0.07)	0.02
Adjusted diluted earnings per share	$2.55	$2.05	$5.84	$4.89

(i)
Represents a provision related to potential litigation arising out of a structured insurance program originally placed for a client over 15 years ago. The program is of a type and complexity that was highly bespoke to the client and for that reason is unlikely to be exactly replicated elsewhere. Because of this, while we do not believe the potential litigation is material, we believe excluding this matter from adjusted results makes results more comparable from period to period and more representative of our core business operations.
(ii)
The tax effect was calculated using an effective tax rate for each item.
(iii)
Per share values and totals may differ due to rounding.

Our adjusted diluted earnings per share increased for both the three and six months ended June 30, 2024 as compared to the prior year primarily due to higher revenue in the current-year periods, partially offset by higher incentive costs and salary expense in the current-year periods as compared to the prior-year periods.

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

Adjusted income taxes/tax rate is defined as the provision for income taxes adjusted for taxes on certain items of amortization, restructuring costs, transaction and transformation, gains and losses on disposals of operations, the tax effects of significant adjustments and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results, divided by adjusted income before taxes. Adjusted income taxes is used solely for the purpose of calculating the adjusted income tax rate.

Management believes that the adjusted income tax rate presents a rate that is more closely aligned to the rate that we would incur if not for the reduction of pre-tax income for the adjusted items and the tax effects of significant adjustments, which are not core to our current and future operations.

Reconciliations of income from operations before income taxes to adjusted income before taxes and provision for income taxes to adjusted income taxes for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	($ in millions)
INCOME FROM OPERATIONS BEFORE INCOME TAXES	$168	$120	$410	$376
Adjusted for certain items:
Amortization	60	70	120	141
Restructuring costs	3	10	21	13
Transaction and transformation	97	93	222	152
Provision for specified litigation matter (i)	13	—	13	—
Gain on disposal of operations	—	(3)	—	(3)
Adjusted income before taxes	$341	$290	$786	$679

Provision for income taxes	$26	$24	$74	$74
Tax effect on certain items listed above (ii)	44	43	96	77
Tax effect of significant adjustments	7	2	7	(2)
Adjusted income taxes	$77	$69	$177	$149

U.S. GAAP tax rate	15.6%	19.8%	18.1%	19.6%
Adjusted income tax rate	22.6%	23.7%	22.5%	22.0%

(i)
Represents a provision related to potential litigation arising out of a structured insurance program originally placed for a client over 15 years ago. The program is of a type and complexity that was highly bespoke to the client and for that reason is unlikely to be exactly replicated elsewhere. Because of this, while we do not believe the potential litigation is material, we believe excluding this matter from adjusted results makes results more comparable from period to period and more representative of our core business operations.
(ii)
The tax effect was calculated using an effective tax rate for each item.

Our U.S. GAAP tax rates were 15.6% and 19.8% for the three months ended June 30, 2024 and 2023, respectively, and 18.1% and 19.6% for the six months ended June 30, 2024 and 2023, respectively. The current-year periods’ U.S. GAAP effective tax rates are lower due to a benefit recognized from the recovery of a tax refund related to businesses in which the Company no longer participates.

Our adjusted income tax rates were 22.6% and 23.7% for the three months ended June 30, 2024 and 2023, respectively, and 22.5% and 22.0% for the six months ended June 30, 2024 and 2023, respectively.

Free Cash Flow

Free cash flow is defined as cash flows from operating activities less cash used to purchase fixed assets and software for internal use. Free cash flow is a liquidity measure and is not meant to represent residual cash flow available for discretionary expenditures.

Management believes that free cash flow presents the core operating performance and cash generating capabilities of our business operations.

Reconciliations of cash flows from operating activities to free cash flow for the six months ended June 30, 2024 and 2023 are as follows:

	Six Months Ended June 30,
	2024	2023
	(in millions)
Cash flows from operating activities	$431	$430
Less: Additions to fixed assets and software for internal use	(70)	(80)
Free cash flow	$361	$350

The increase in free cash flow during the current year was primarily driven by operation margin expansion, partially offset by increased cash outflows related to the Transformation program and discretionary compensation payments in the current year as compared to the prior year.

Critical Accounting Estimates

There were no material changes from the Critical Accounting Estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have considered changes in our exposure to market risks during the six months ended June 30, 2024 and have determined that there have been no material changes to our exposure to market risks from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024. However, we have provided the following information to supplement or update our disclosures on our Form 10-K.

The Company has a global investment policy which is designed to ensure that we maintain diversification of our cash investments throughout the world in order to minimize the risk of loss due to a counterparty failure.

Interest Income on Fiduciary Funds

As described in our Annual Report on Form 10-K, we are exposed to interest rate risk. Specifically, as a result of our operating activities, we receive cash for premiums and claims which we deposit in high-quality bank term deposit and money market funds, on which we earn interest, where permitted. We also hold funds for clients of our benefits accounts businesses. For the benefit funds not invested, cash and cash equivalents are held, on which we earn interest, until the funds are directed by plan participants to either be invested in mutual funds or paid out on their behalf. This interest earned is included in our condensed consolidated financial statements as interest income. These funds are regulated in terms of access and the instruments in which they may be invested, most of which are short-term in maturity. As a result of measures taken by central banks around the world, rates offered on these investments have increased, in some cases significantly, over the course of the last year. This has resulted in the Company recognizing higher interest income over the same period in the prior year. Interest income in the future will be a function of the short-term rates we are able to obtain by currency and the cash balances available to invest in these instruments. Interest income was $44 million and $87 million for the three and six months ended June 30, 2024, respectively, and $35 million and $67 million for the three and six months ended June 30, 2023, respectively. At June 30, 2024, we held $2.5 billion of fiduciary funds invested in interest-bearing accounts. If short-term interest rates increased or decreased by 25 basis points, interest earned on these invested fiduciary funds, and therefore our interest income recognized, would increase or decrease by approximately $6 million on an annualized basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2024, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (‘CEO’) and the Chief Financial Officer (‘CFO’), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘Exchange Act’). Based upon that evaluation, our management, including the CEO and CFO, concluded that the our disclosure controls and procedures are effective in providing reasonable assurance that the information required to be included in the periodic reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including the CEO and the CFO, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1 regarding our legal proceedings is incorporated by reference herein from Part I, Item 1 Note 14 — Commitments and Contingencies - Legal Proceedings of the notes to the condensed consolidated financial statements in this Form 10-Q for the quarter ended June 30, 2024.

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

Furthermore, in the context of our direct-to-consumer sales and marketing solutions, we are subject to various federal and state laws and regulations that prescribe when and how we may market to consumers (including, without limitation, the Telephone Consumer Protection Act and other telemarketing laws and the Medicare Communications and Marketing Guidelines issued by the Centers for Medicare & Medicaid Services (‘CMS’) of the U.S. Department of Health and Human Service). Federal and state legislators and/or regulators recently have expressed concerns about certain existing methods of marketing individual health policies, particularly Medicare Advantage and Medicare Supplement policies, and have held hearings and sought information from us and from competitors. In addition, CMS has recently expanded its regulation and oversight of the marketing of Medicare Advantage policies. Changes to these laws and/or regulations, or increased scrutiny or enforcement by regulators, could negatively affect our ability to market directly to consumers and/or increase our costs or liabilities. In particular, CMS issued a proposed rule for Contract Year 2025 for the Medicare Advantage and Medicare Prescription Drug programs that modifies agent, broker, and other third-party requirements. On April 4, 2024, CMS issued its Contract Year 2025 Medicare Advantage and Part D Final Rule (the ‘CMS 2025 Final Rule’). Among other things, the CMS 2025 Final Rule restructures the compensation that Medicare Advantage and Part D organizations may pay to independent agents and brokers by increasing the amounts paid to them as ‘compensation’ and eliminating administrative payments related to enrollment. Uncertainty exists regarding the interpretation and implementation of the CMS 2025 Final Rule, particularly in light of the recent federal court decision which stayed portions of the CMS 2025 Final Rule relating to the proposed ‘fixed fee’ compensation increase and certain contract-terms restrictions. Depending on how and whether the rule is implemented, the CMS 2025 Final Rule may require changes to the way we are compensated for some of the services that we provide and has the potential to negatively impact the revenue that our Medicare Advantage and Part D insurance businesses may receive if we are unable to adjust our business to account for such changes. This could in turn impact the value of and impairment of goodwill or receivables associated with the business. In addition, in the event that we and insurance carriers interpret the rules in ways deemed incorrect, that may increase the potential for litigation, claims, fines, or other penalties which could have an adverse impact on our Medicare insurance businesses’ financial results.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2024, no shares were issued by the Company without registration under the Securities Act of 1933, as amended.

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

The following table presents specified information about the Company’s repurchases of its shares in the second quarter of 2024 and the Company’s remaining repurchase authority.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1, 2024 through April 30, 2024	113,419	$264.44	113,419	4,635,227
May 1, 2024 through May 31, 2024	—	$—	—	4,635,227
June 1, 2024 through June 30, 2024	661,197	$257.10	661,197	3,974,030
	774,616	$258.17	774,616

At June 30, 2024 the maximum number of shares that may yet be purchased under the existing share repurchase plan is 3,974,030, with approximately $1.0 billion remaining on the current open-ended repurchase authority granted by the board. An estimate of the maximum number of shares under the existing authorities was determined using the closing price of our ordinary shares on June 28, 2024 of $262.14.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) None.

(c) Insider Trading Arrangements.

For the quarter ended June 30, 2024, none of the Company’s directors and officers adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any ‘non-Rule 10b5-1 trading arrangement’ as defined under Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Schedule/ Form	Exhibit	Filing Date	Filed Herewith
10.1†	Willis Towers Watson Public Limited Company Compensation Policy and Share Ownership Guidelines for Non-Employee Directors (dated May 22, 2024).				X
22.1	List of Issuers and Guarantor Subsidiaries.				X
31.1	Certification of the Registrant’s Chief Executive Officer, Carl A. Hess, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.				X
31.2	Certification of the Registrant’s Chief Financial Officer, Andrew J. Krasner, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.				X
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

Willis Towers Watson Public Limited Company
(Registrant)

/s/ Carl A. Hess		July 25, 2024
Name:	Carl A. Hess	Date
Title:	Chief Executive Officer

/s/ Andrew J. Krasner		July 25, 2024
Name:	Andrew J. Krasner	Date
Title:	Chief Financial Officer

/s/ Joseph S. Kurpis		July 25, 2024
Name:	Joseph S. Kurpis	Date
Title:	Principal Accounting Officer and Controller