Form 10-Q
period 2024-09-30
WILLIS TOWERS WATSON PLC
filed 2024-10-31
CIK 1140536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 28, 2024, there were outstanding 100,725,472 ordinary shares, nominal value $0.000304635 per share, of the registrant.

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

INDEX TO FORM 10-Q

For the Three and Nine Months Ended September 30, 2024

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
•
our ability to make divestitures, including the pending sale of our TRANZACT business (inclusive of all the legal entities that comprise such business), or acquisitions, including our ability to integrate or manage acquired businesses or de-integrate businesses to be disposed, as well as our ability to identify and successfully execute on opportunities for strategic collaboration;
•
our ability to consummate the pending sale of TRANZACT, and related incremental risks associated therewith including our ability to obtain approval (or for applicable waiting periods to expire) under the U.S. Hart-Scot-Rodino Antitrust Improvements Act of 1976;
•
our ability to successfully manage ongoing organizational changes, including as part of our multi-year operational transformation program, investments in improving systems and processes, and in connection with our acquisition and divestiture activities, including the pending sale of TRANZACT, and related to changes in leadership in any of our businesses;
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
•
the risks relating to the adverse impacts of macroeconomic trends, including inflation, changes in interest rates and trade policies, as well as political events, war, such as the Russia-Ukraine and Middle East conflicts, and other international disputes, terrorism, natural disasters, public health issues and other business interruptions on the global economy and capital markets, which could have a material adverse effect on our business, financial condition, results of operations and long-term goals;
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
•
our recognition of non-cash pre-tax losses and related impairment charges in connection with our pending sale of TRANZACT and other future impairment charges or write-offs of receivables;
•
risks relating to or arising from environmental, social and governance (‘ESG’) practices;
•
fluctuation in revenue against our relatively fixed or higher-than-expected expenses;
•
the risk that investment levels, including cash spending to achieve additional expected savings under our multi-year operational transformation program and beyond and cash spending to make investments in new initiatives to improve growth, increase;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Statements of Comprehensive Income

(In millions of U.S. dollars, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$2,289	$2,166	$6,895	$6,569
Costs of providing services
Salaries and benefits	1,396	1,359	4,135	4,019
Other operating expenses	419	396	1,315	1,282
Impairment	1,042	—	1,042	—
Depreciation	60	60	176	184
Amortization	56	62	176	203
Restructuring costs	8	17	29	30
Transaction and transformation	74	113	296	265
Total costs of providing services	3,055	2,007	7,169	5,983
(Loss)/income from operations	(766)	159	(274)	586
Interest expense	(65)	(61)	(197)	(172)
Other (loss)/income, net	(1,163)	66	(1,113)	126
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES	(1,994)	164	(1,584)	540
Benefit from/(provision for) income taxes	322	(25)	248	(99)
NET (LOSS)/INCOME	(1,672)	139	(1,336)	441
Income attributable to non-controlling interests	(3)	(3)	(8)	(8)
NET (LOSS)/INCOME ATTRIBUTABLE TO WTW	$(1,675)	$136	$(1,344)	$433

(LOSS)/EARNINGS PER SHARE
Basic (loss)/earnings per share	$(16.44)	$1.30	$(13.11)	$4.08
Diluted (loss)/earnings per share	$(16.44)	$1.29	$(13.11)	$4.06

Comprehensive (loss)/income before non-controlling interests	$(1,561)	$61	$(1,290)	$444
Comprehensive income attributable to non-controlling interests	(3)	(5)	(8)	(10)
Comprehensive (loss)/income attributable to WTW	$(1,564)	$56	$(1,298)	$434

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Balance Sheets

(In millions of U.S. dollars, except share data)

(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$1,372	$1,424
Fiduciary assets	9,176	9,073
Accounts receivable, net	2,118	2,572
Prepaid and other current assets	558	364
Current assets held for sale	1,089	—
Total current assets	14,313	13,433
Fixed assets, net	710	720
Goodwill	8,882	10,195
Other intangible assets, net	1,360	2,016
Right-of-use assets	539	565
Pension benefits assets	632	588
Other non-current assets	732	1,573
Total non-current assets	12,855	15,657
TOTAL ASSETS	$27,168	$29,090
LIABILITIES AND EQUITY
Fiduciary liabilities	$9,176	$9,073
Deferred revenue and accrued expenses	2,027	2,104
Current debt	—	650
Current lease liabilities	122	125
Other current liabilities	735	678
Current liabilities held for sale	475	—
Total current liabilities	12,535	12,630
Long-term debt	5,308	4,567
Liability for pension benefits	487	563
Deferred tax liabilities	94	542
Provision for liabilities	416	365
Long-term lease liabilities	556	592
Other non-current liabilities	202	238
Total non-current liabilities	7,063	6,867
TOTAL LIABILITIES	19,598	19,497
COMMITMENTS AND CONTINGENCIES
EQUITY (i)
Additional paid-in capital	10,957	10,910
(Accumulated deficit)/retained earnings	(650)	1,466
Accumulated other comprehensive loss, net of tax	(2,810)	(2,856)
Treasury shares, at cost, 15,574 shares in 2024	(5)	—
Total WTW shareholders’ equity	7,492	9,520
Non-controlling interests	78	73
Total equity	7,570	9,593
TOTAL LIABILITIES AND EQUITY	$27,168	$29,090

(i)
Equity includes (a) Ordinary shares $0.000304635 nominal value; Authorized 1,510,003,775; Issued 100,887,015 (2024) and 102,538,072 (2023); Outstanding 100,871,441 (2024) and 102,538,072 (2023) and (b) Preference shares, $0.000115 nominal value; Authorized 1,000,000,000 and Issued none in 2024 and 2023.

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Statements of Cash Flows

(In millions of U.S. dollars)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
NET (LOSS)/INCOME	$(1,336)	$441
Adjustments to reconcile net income to total net cash from operating activities:
Depreciation	176	184
Amortization	176	203
Impairment	1,042	—
Non-cash restructuring charges	17	19
Non-cash lease expense	76	83
Net periodic benefit of defined benefit pension plans	(15)	(20)
Provision for doubtful receivables from clients	13	8
Benefit from deferred income taxes	(379)	(58)
Share-based compensation	85	87
Net loss/(gain) on disposal of operations	1,190	(44)
Non-cash foreign exchange (gain)/loss	(25)	1
Other, net	32	21
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable	271	261
Other assets	(299)	(175)
Other liabilities	(159)	(191)
Provisions	48	3
Net cash from operating activities	913	823
CASH FLOWS USED IN INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	(106)	(116)
Capitalized software costs	(83)	(66)
Acquisitions of operations, net of cash acquired	(28)	(6)
Proceeds from sale of operations	—	86
Cash and fiduciary funds transferred in sale of operations	—	(922)
Purchase of investments	(13)	(6)
Net cash used in investing activities	(230)	(1,030)
CASH FLOWS FROM/(USED IN) FINANCING ACTIVITIES
Senior notes issued	746	748
Debt issuance costs	(9)	(7)
Repayments of debt	(653)	(253)
Repurchase of shares	(506)	(804)
Net proceeds/(payments) from fiduciary funds held for clients	934	(71)
Payments of deferred and contingent consideration related to acquisitions	(2)	(8)
Cash paid for employee taxes on withholding shares	(30)	(21)
Dividends paid	(265)	(265)
Acquisitions of and dividends paid to non-controlling interests	(10)	(47)
Net cash from/(used in) financing activities	205	(728)
INCREASE/(DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH (i)	888	(935)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	32	(54)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD (i)	3,792	4,721
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (i)	$4,712	$3,732

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

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Statements of Changes in Equity

(In millions of U.S. dollars and number of shares in thousands)

(Unaudited)

	Nine Months Ended September 30, 2024
	Shares outstanding	Additional paid-in capital	Retained earnings/ (accumulated deficit)	Treasury shares	AOCL (i)	Total WTW shareholders’ equity	Non-controlling interests	Total equity
Balance as of December 31, 2023	102,538	$10,910	$1,466	$—	$(2,856)	$9,520	$73	$9,593
Shares repurchased	(374)	—	(101)	—	—	(101)	—	(101)
Net income	—	—	190	—	—	190	4	194
Dividends declared ($0.88 per share)	—	—	(91)	—	—	(91)	—	(91)
Dividends attributable to non-controlling interests	—	—	—	—	—	—	(1)	(1)
Other comprehensive loss	—	—	—	—	(49)	(49)	—	(49)
Issuance of shares under employee stock compensation plans	49	—	—	—	—	—	—	—
Share-based compensation and net settlements	—	16	—	—	—	16	—	16
Additional non-controlling interests (ii)	—	—	—	—	—	—	3	3
Foreign currency translation	—	4	—	—	—	4	—	4
Balance as of March 31, 2024	102,213	$10,930	$1,464	$—	$(2,905)	$9,489	$79	$9,568
Shares repurchased	(775)	—	(200)	—	—	(200)	—	(200)
Net income	—	—	141	—	—	141	1	142
Dividends declared ($0.88 per share)	—	—	(90)	—	—	(90)	—	(90)
Dividends attributable to non-controlling interests	—	—	—	—	—	—	(2)	(2)
Other comprehensive loss	—	—	—	—	(16)	(16)	—	(16)
Issuance of shares under employee stock compensation plans	109	—	—	—	—	—	—	—
Share-based compensation and net settlements	—	12	—	—	—	12	—	12
Foreign currency translation	—	1	—	—	—	1	—	1
Balance as of June 30, 2024	101,547	$10,943	$1,315	$—	$(2,921)	$9,337	$78	$9,415
Shares repurchased	(717)	—	(200)	(5)	—	(205)	—	(205)
Net (loss)/income	—	—	(1,675)	—	—	(1,675)	3	(1,672)
Dividends declared ($0.88 per share)	—	—	(90)	—	—	(90)	—	(90)
Dividends attributable to non-controlling interests	—	—	—	—	—	—	(3)	(3)
Other comprehensive income	—	—	—	—	111	111	—	111
Issuance of shares under employee stock compensation plans	41	—	—	—	—	—	—	—
Share-based compensation and net settlements	—	23	—	—	—	23	—	23
Reduction of non-controlling interests (ii)	—	(4)	—	—	—	(4)	—	(4)
Foreign currency translation	—	(5)	—	—	—	(5)	—	(5)
Balance as of September 30, 2024	100,871	$10,957	$(650)	$(5)	$(2,810)	$7,492	$78	$7,570

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

We operate a private Medicare marketplace in the U.S. through which, along with our active employee marketplace, we help our clients move to a more sustainable economic model by capping and controlling the costs associated with healthcare benefits. We also provide direct-to-consumer sales of Medicare coverage, however, effective on September 30, 2024, the Company entered into an agreement to sell this business (TRANZACT), which is targeted for completion by December 31, 2024 (see Note 3 – Acquisitions and Divestitures).

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

The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that can be expected for the entire year. The Company experiences seasonal fluctuations of its revenue. Revenue is typically higher during the Company’s first and fourth quarters due primarily to the timing of broking-related activities. The results reflect certain estimates and assumptions made by management, including those estimates used in calculating acquisition consideration and fair value of tangible and intangible assets and acquisition-related liabilities, professional liability claims, estimated bonuses, valuation of billed and unbilled receivables, and anticipated tax liabilities that affect the amounts reported in the condensed consolidated financial statements and related notes.

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

Pillar Two

On October 8, 2021, the Organisation for Economic Co-operation and Development (‘OECD’) announced an international agreement with more than 140 countries to implement a two-pillar solution to address tax challenges arising from the digitalization of the economy. The agreement introduced rules that would result in the reallocation of certain taxing rights over multinational companies from their home countries to the markets where they have business activities and earn profits, regardless of physical presence (‘Pillar One’) and introduced a global corporate minimum tax of 15% for certain large multinational companies starting in 2024 (‘Pillar Two’). On December 20, 2021, the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting released the Model Global Anti-Base Erosion (‘GloBE’) rules (the ‘OECD Model Rules’) under Pillar Two. On December 12, 2022, E.U. member states reached an agreement to implement Pillar Two and this requires E.U. member states to enact domestic legislation to put Pillar Two into effect. In 2023, many E.U. countries enacted the necessary legislation (based on the OECD Model Rules) to implement Pillar Two in 2024. Ireland, in particular, enacted Pillar Two by signing Finance (No. 2) Bill 2023 into law in December 2023. Other countries and territories have indicated they will introduce Pillar Two beginning in 2025. To date, this legislation has not had a material impact on our tax provision or effective tax rate, however we continue to monitor evolving tax legislation in the jurisdictions in which we operate.

Note 3 — Acquisitions and Divestitures

Acquisitions

The Company completed acquisitions during the nine months ended September 30, 2024 for combined cash payments of $36 million and contingent consideration fair valued at $3 million.

Divestitures

TRANZACT Divestiture

Effective on September 30, 2024, the Company entered into an agreement to sell TRANZACT, its direct-to-consumer insurance distribution business, for total cash consideration of $632 million, subject to certain adjustments. The completion of the deal is subject to required regulatory approvals and clearances, as well as other customary closing conditions, and is targeted for completion by December 31, 2024. After the sale is complete, a number of services are expected to continue to be provided by WTW to TRANZACT under a Transition Services Agreement.

In connection with the pending transaction, the Company has reclassified TRANZACT’s assets and liabilities as held-for-sale on its condensed consolidated balance sheets and recorded a pre-tax loss on the expected disposal of $920 million in order to adjust the carrying value of TRANZACT to its fair value (less estimated costs to dispose of the business) and record transaction costs incurred during the quarter. Additionally, and in conjunction with the expected sale, the Company recognized a $1.0 billion pre-tax goodwill impairment charge within its Benefits, Delivery and Administration reporting unit (‘BDA’). The loss on disposal and impairment were increased by a combined deferred tax adjustment of $304 million, which is offset by an equal $304 million deferred tax benefit which was recognized within benefit from income taxes on the condensed consolidated statement of income for the three months ended September 30, 2024. An additional deferred tax benefit, net of valuation allowance, arising from the expected tax loss on disposal was also recorded within benefit from income taxes on the condensed consolidated statement of income for the three months ended September 30, 2024.

Under held-for-sale accounting, the Company will continue to adjust the net book value of TRANZACT to fair value (less estimated costs to dispose of the business) until the closing date of the transaction which will result in additional loss on disposal.

TRANZACT is included in our Health, Wealth and Career segment. The following selected financial information relates to the operations of TRANZACT for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$137	$140	$463	$458
Operating income	—	1	45	43

The following table summarizes the total assets and liabilities of TRANZACT classified as held-for-sale within our condensed consolidated balance sheet at September 30, 2024:

September 30, 2024
Assets held for sale:
Accounts receivable, net	$190
Fixed assets, net	21
Goodwill	311
Other intangible assets, net	501
Right-of-use assets	14
Other assets	970
Adjustment to fair value	(918)
Total assets held for sale	$1,089
Liabilities held for sale:
Deferred revenue and accrued expenses	$76
Deferred tax liabilities	381
Lease liabilities	17
Other liabilities	1
Total liabilities held for sale	$475

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

A number of services are continuing under a cost reimbursement Transition Services Agreement (‘TSA’) in which WTW is providing Gallagher support including real estate leases, information technology, payroll, human resources and accounting. During the third quarter of 2023, the term for these services was extended from November 30, 2023 to May 31, 2024, and during the second quarter of 2024, the second of the two extensions allowed under the TSA was invoked and the term for these services was further extended to November 30, 2024. Fees earned under the TSA were $7 million and $18 million during the three and nine months ended September 30, 2024, respectively, and $11 million and $29 million during the three and nine months ended September 30, 2023, respectively, and have been recognized as a reduction to the costs incurred to service the TSA and are included within Other operating expenses on the condensed consolidated statements of comprehensive income. Costs incurred to service the TSA are expected to be reduced as part of the Company’s Transformation program (see Note 6 — Restructuring Costs for a description of the program) as quickly as possible when the services are no longer required by Gallagher.

Note 4 — Revenue

Disaggregation of Revenue

The Company reports revenue by segment in Note 5 — Segment Information. The following tables present revenue by service offering and segment, as well as reconciliations to total revenue for the three and nine months ended September 30, 2024 and 2023. Along with reimbursable expenses and other, total revenue by service offering represents our revenue from customer contracts.

	Three Months Ended September 30,
	HWC		R&B		Corporate (i)		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Broking	$262	$241	$744	$673	$—	$—	$1,006	$914
Consulting	653	643	93	88	—	4	746	735
Outsourced administration	268	272	16	21	—	—	284	293
Other	134	119	53	46	—	—	187	165
Total revenue by service offering	1,317	1,275	906	828	—	4	2,223	2,107
Reimbursable expenses and other (i)	17	16	3	3	(5)	(2)	15	17
Total revenue from customer contracts	$1,334	$1,291	$909	$831	$(5)	$2	$2,238	$2,124
Interest and other income	11	7	34	27	6	8	51	42
Total revenue	$1,345	$1,298	$943	$858	$1	$10	$2,289	$2,166

	Nine Months Ended September 30,
	HWC		R&B		Corporate (i)		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Broking	$876	$789	$2,264	$2,088	$—	$8	$3,140	$2,885
Consulting	1,966	1,947	294	273	1	12	2,261	2,232
Outsourced administration	791	779	63	67	—	—	854	846
Other	262	247	180	168	—	—	442	415
Total revenue by service offering	3,895	3,762	2,801	2,596	1	20	6,697	6,378
Reimbursable expenses and other (i)	49	49	9	9	(3)	9	55	67
Total revenue from customer contracts	$3,944	$3,811	$2,810	$2,605	$(2)	$29	$6,752	$6,445
Interest and other income	29	22	96	63	18	39	143	124
Total revenue	$3,973	$3,833	$2,906	$2,668	$16	$68	$6,895	$6,569

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

Interest and other income is included in segment revenue and total revenue, however it has been presented separately in the above tables because it does not arise directly from contracts with customers. The significant components of interest and other income are as follows for the periods presented above:

	Three Months Ended September 30,
	HWC		R&B		Corporate		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Book-of-business settlements	$3	$—	$4	$1	$—	$—	$7	$1
Interest income	8	7	29	25	6	7	43	39
Other income	—	—	1	1	—	1	1	2
Total interest and other income	$11	$7	$34	$27	$6	$8	$51	$42

	Nine Months Ended September 30,
	HWC		R&B		Corporate		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Book-of-business settlements	$3	$—	$8	$11	$—	$—	$11	$11
Interest income	26	18	86	52	18	36	130	106
Other income	—	4	2	—	—	3	2	7
Total interest and other income	$29	$22	$96	$63	$18	$39	$143	$124

As a result of the cessation of the co-broking agreement, (see Note 3 — Acquisitions and Divestitures) interest income associated with fiduciary funds is now allocated more directly to the Risk and Broking segment beginning in the third quarter of 2023. These amounts were previously allocated to the Corporate segment following the disposal of Willis Re.

The following tables present revenue from service offerings by the geography where our work was performed for the three and nine months ended September 30, 2024 and 2023. Reconciliations to total revenue on our condensed consolidated statements of comprehensive income and to segment revenue are shown in the tables above.

	Three Months Ended September 30,
	HWC		R&B		Corporate		Total
	2024	2023	2024	2023	2024	2023	2024	2023
North America	$830	$830	$364	$344	$—	$3	$1,194	$1,177
Europe	362	330	397	354	—	1	759	685
International	125	115	145	130	—	—	270	245
Total revenue by geography	$1,317	$1,275	$906	$828	$—	$4	$2,223	$2,107

	Nine Months Ended September 30,
	HWC		R&B		Corporate		Total
	2024	2023	2024	2023	2024	2023	2024	2023
North America	$2,480	$2,445	$1,056	$990	$—	$6	$3,536	$3,441
Europe	1,069	991	1,317	1,214	1	12	2,387	2,217
International	346	326	428	392	—	2	774	720
Total revenue by geography	$3,895	$3,762	$2,801	$2,596	$1	$20	$6,697	$6,378

Contract Balances

The Company reports accounts receivable, net on the condensed consolidated balance sheets, which includes billed and unbilled receivables and current contract assets. In addition to accounts receivable, net, the Company had the following non-current contract assets and deferred revenue balances at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Billed receivables, net of allowance for doubtful accounts of $40 million and $34 million	$1,445	$1,581
Unbilled receivables	584	491
Current contract assets	89	500
Accounts receivable, net	$2,118	$2,572
Non-current accounts receivable, net	$17	$19
Non-current contract assets	$—	$909
Deferred revenue	$747	$677

The amounts presented above exclude the receivables of TRANZACT at September 30, 2024, which have been reclassified as assets held for sale on the Company’s condensed consolidated balance sheet (see Note 3 – Acquisitions and Divestitures), including $190 million of accounts receivable, net and $951 million of non-current contract assets.

During the three and nine months ended September 30, 2024, revenue of $67 million and $468 million, respectively, was recognized that was reflected as deferred revenue at December 31, 2023. During the three months ended September 30, 2024, revenue of $264 million was recognized that was reflected as deferred revenue at June 30, 2024.

During the three and nine months ended September 30, 2024, the Company recognized revenue of $10 million and $31 million, respectively, related to performance obligations satisfied prior to 2024.

Performance Obligations

The Company has contracts for which performance obligations have not been satisfied as of September 30, 2024 or have been partially satisfied as of this date. The following table shows the expected timing for the satisfaction of the remaining performance obligations. This table does not include contract renewals or variable consideration, which was excluded from the transaction prices in accordance with the guidance on constraining estimates of variable consideration.

In addition, in accordance with ASC 606, Revenue From Contracts With Customers (‘ASC 606’), the Company has elected not to disclose the remaining performance obligations when one or both of the following circumstances apply:

•
Performance obligations which are part of a contract that has an original expected duration of less than one year, and
•
Performance obligations satisfied in accordance with ASC 606-10-55-18 (‘right to invoice’).

	Remainder of 2024	2025	2026 onward	Total
Revenue expected to be recognized on contracts as of September 30, 2024	$153	$503	$762	$1,418

Since most of the Company’s contracts are cancellable with less than one year’s notice and have no substantive penalty for cancellation, the majority of the Company’s remaining performance obligations as of September 30, 2024 have been excluded from the table above.

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

The following table presents segment revenue and segment operating income for our reportable segments for the three months ended September 30, 2024 and 2023.

	Three Months Ended September 30,
	HWC		R&B		Total
	2024	2023	2024	2023	2024	2023
Segment revenue	$1,328	$1,282	$940	$855	$2,268	$2,137

Segment operating income	$329	$305	$170	$134	$499	$439

The following table presents segment revenue and segment operating income for our reportable segments for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,
	HWC		R&B		Total
	2024	2023	2024	2023	2024	2023
Segment revenue	$3,924	$3,784	$2,897	$2,659	$6,821	$6,443

Segment operating income	$941	$836	$575	$459	$1,516	$1,295

The following table presents reconciliations of the information reported by segment to the Company’s condensed consolidated statements of comprehensive income amounts reported for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Total segment revenue	$2,268	$2,137	$6,821	$6,443
Reimbursable expenses and other	21	29	74	126
Revenue	$2,289	$2,166	$6,895	$6,569

Total segment operating income	$499	$439	$1,516	$1,295
Impairment (i)	(1,042)	—	(1,042)	—
Amortization	(56)	(62)	(176)	(203)
Restructuring costs (ii)	(8)	(17)	(29)	(30)
Transaction and transformation (iii)	(74)	(113)	(296)	(265)
Unallocated, net (iv)	(85)	(88)	(247)	(211)
(Loss)/income from operations	(766)	159	(274)	586
Interest expense	(65)	(61)	(197)	(172)
Other (loss)/income, net	(1,163)	66	(1,113)	126
(Loss)/income from operations before income taxes	$(1,994)	$164	$(1,584)	$540

(i)
Represents the non-cash goodwill impairment associated with our BDA reporting unit related to the pending sale of our TRANZACT business (see Note 3 — Acquisitions and Divestitures for further information).
(ii)
See Note 6 — Restructuring Costs for the composition of costs for 2024 and 2023.
(iii)
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

Note 6 — Restructuring Costs

In the fourth quarter of 2021, the Company initiated a three-year ‘Transformation program’ designed to enhance operations, optimize technology and align its real estate footprint to its new ways of working. During the fourth quarter of 2023, we revised the expected costs and savings under the program and we currently expect the program to generate annual cost savings in excess of $450 million by the end of 2024. The program is expected to incur cumulative costs of approximately $1.045 billion and capital expenditures of approximately $130 million, for a total investment of approximately $1.175 billion. The main categories of charges have been in the following four areas:

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

Certain costs under the Transformation program are accounted for under ASC 420, Exit or Disposal Cost Obligation, and are included as restructuring costs in the condensed consolidated statements of comprehensive income. Other costs incurred under the Transformation program are included in transaction and transformation and were $67 million and $272 million during the three and nine months ended September 30, 2024, respectively, and $104 million and $231 million during the three and nine months ended September 30, 2023, respectively. An analysis of total restructuring costs incurred under the Transformation program by category and by segment and corporate functions, from commencement to September 30, 2024, is as follows:

	HWC	R&B	Corporate	Total
2021
Real estate rationalization	$—	$—	$19	$19
Technology modernization	—	5	—	5
Process optimization	—	—	—	—
Other	—	—	2	2
2022
Real estate rationalization	—	—	79	79
Technology modernization	—	3	16	19
Process optimization	1	—	—	1
Other	—	—	—	—
2023
Real estate rationalization	—	—	46	46
Technology modernization	2	5	15	22
Process optimization	—	—	—	—
Other	—	—	—	—
2024
Real estate rationalization	—	—	28	28
Technology modernization	—	—	1	1
Process optimization	—	—	—	—
Other	—	—	—	—
Total
Real estate rationalization	—	—	172	172
Technology modernization	2	13	32	47
Process optimization	1	—	—	1
Other	—	—	2	2
Total	$3	$13	$206	$222

A rollforward of the liability associated with cash-based charges related to restructuring costs associated with the Transformation program is as follows:

	Real estate rationalization	Technology modernization	Process optimization	Other	Total
Balance at October 1, 2021	$—	$—	$—	$—	$—
Charges incurred	—	—	—	2	2
Cash payments	—	—	—	(1)	(1)
Balance at December 31, 2021	—	—	—	1	1
Charges incurred	27	—	1	—	28
Cash payments	(21)	—	(1)	(1)	(23)
Balance at December 31, 2022	6	—	—	—	6
Charges incurred	22	8	—	—	30
Cash payments	(25)	—	—	—	(25)
Balance at December 31, 2023	3	8	—	—	11
Charges incurred	12	—	—	—	12
Cash payments	(15)	(6)	—	—	(21)
Balance at September 30, 2024	$—	$2	$—	$—	$2

Note 7 — Income Taxes

Benefit from income taxes for the three and nine months ended September 30, 2024 was $322 million and $248 million, respectively, compared to a provision for income taxes of $25 million and $99 million for the three and nine months ended September 30, 2023, respectively. The effective tax rates were 16.1% and 15.6% for the three and nine months ended September 30, 2024, respectively, and 15.5% and 18.3% for the three and nine months ended September 30, 2023, respectively. These effective tax rates are calculated using extended values from our condensed consolidated statements of comprehensive income and are therefore more precise tax rates than can be calculated from rounded values. The prior-year effective tax rate for the three months ended September 30, 2023 was lower due to the tax-exempt gain on a business disposal. The current-year effective tax rate for the nine months ended September 30, 2024 was lower due to deferred tax benefits recognized on the gross-up to carrying value of net assets to be disposed and a deferred tax benefit of $56 million, net of a $37 million valuation allowance, on the expected tax loss on disposal of TRANZACT (see Note 3 – Acquisitions and Divestitures). The Company records valuation allowances against net deferred tax assets based on whether it is more likely than not that the deferred tax assets will be realized. During the three months ended September 30, 2024 the Company recorded a $37 million valuation allowance related to unrealized capital losses that are not more-likely-than-not to be realized.

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

The Company records valuation allowances against net deferred tax assets based on whether it is more likely than not that the deferred tax assets will be realized. We have liabilities for uncertain tax positions under ASC 740, Income Taxes of $50 million, excluding interest and penalties. The Company believes the outcomes that are reasonably possible within the next 12 months may result in a reduction in the liability for uncertain tax positions of approximately $1 million to $3 million, excluding interest and penalties.

Note 8 — Goodwill and Other Intangible Assets

The components of goodwill are outlined below for the nine months ended September 30, 2024.

	HWC	R&B	Total
Balance at December 31, 2023:
Goodwill, gross	$7,866	$2,821	$10,687
Accumulated impairment losses	(130)	(362)	(492)
Goodwill, net - December 31, 2023	7,736	2,459	10,195
Goodwill acquired	21	—	21
Impairment	(1,042)	—	(1,042)
Reclassification to held for sale (i)	(311)	—	(311)
Foreign exchange	10	9	19
Balance at September 30, 2024:
Goodwill, gross	7,325	2,830	10,155
Accumulated impairment losses	(911)	(362)	(1,273)
Goodwill, net - September 30, 2024	$6,414	$2,468	$8,882

(i)
Amounts reclassified to held for sale were determined on a relative fair value allocation and are net of the impairment of goodwill on the BDA reporting unit. As such, $261 million of the accumulated impairment loss was also reclassified to held for sale.

Other Intangible Assets

The following table reflects changes in the net carrying amounts of the components of finite-lived intangible assets for the nine months ended September 30, 2024:

	Client relationships	Software	Trademark and trade name	Other	Total
Balance at December 31, 2023:
Intangible assets, gross	$3,807	$729	$1,039	$63	$5,638
Accumulated amortization	(2,514)	(726)	(342)	(40)	(3,622)
Intangible assets, net - December 31, 2023	1,293	3	697	23	2,016
Intangible assets acquired	20	—	—	—	20
Amortization	(138)	(2)	(32)	(4)	(176)
Reclassification to held for sale	(484)	—	—	(17)	(501)
Foreign exchange	—	1	2	(2)	1
Balance at September 30, 2024:
Intangible assets, gross	3,213	744	1,041	29	5,027
Accumulated amortization	(2,522)	(742)	(374)	(29)	(3,667)
Intangible assets, net - September 30, 2024	$691	$2	$667	$—	$1,360

The weighted-average remaining life of amortizable intangible assets at September 30, 2024 was 11.4 years.

The table below reflects the future estimated amortization expense for amortizable intangible assets for the remainder of 2024 and for subsequent years:

Amortization
Remainder of 2024	$50
2025	188
2026	167
2027	151
2028	136
Thereafter	668
Total	$1,360

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

These derivatives were designated as hedging instruments and at September 30, 2024 and December 31, 2023 had total notional amounts of $147 million and $119 million, respectively, and had net asset fair values of $5 million and $2 million, respectively.

At September 30, 2024, the Company estimates, based on current exchange rates, there will be $3 million of net derivative gains on forward exchange rates reclassified from accumulated other comprehensive loss into earnings within the next twelve months as the forecast transactions affect earnings. At September 30, 2024, our longest outstanding maturity was 1.7 years.

The effects of the material derivative instruments that are designated as hedging instruments on the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2024 and 2023 are below. Amounts pertaining to the ineffective portion of hedging instruments and those excluded from effectiveness testing were immaterial for the three and nine months ended September 30, 2024 and 2023.

	Gain/(loss) recognized in OCI (effective element)
	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Forward exchange contracts	$5	$(2)	$5	$1

Location of (loss)/gain reclassified from Accumulated OCL into income (effective element)	(Loss)/gain reclassified from Accumulated OCL into income (effective element)
	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue	$—	$—	$(1)	$—
Salaries and benefits	—	—	2	(1)
	$—	$—	$1	$(1)

The Company engages in intercompany borrowing and lending between subsidiaries, primarily through its in-house banking operations which give rise to foreign exchange exposures. The Company mitigates these risks through the use of short-term foreign currency forward and swap transactions that offset the underlying exposure created when the borrower and lender have different functional currencies. These derivatives are not generally designated as hedging instruments, and at September 30, 2024 and December 31, 2023, we had notional amounts of $1.1 billion and $1.2 billion, respectively, with net asset fair values of $1 million and $3 million, respectively. Such derivatives typically mature within three months.

The effects of derivatives that have not been designated as hedging instruments on the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2024 and 2023 are as follows (see Note 16 — Other Income, Net for the net foreign currency impact on the Company’s condensed consolidated statements of comprehensive income which includes the results of the offset of underlying exposures):

		(Loss)/gain recognized in income
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments:	Location of (loss)/gain recognized in income	2024	2023	2024	2023
Forward exchange contracts	Other income, net	$(4)	$(13)	$(12)	$3

Note 10 — Debt

Current debt consists of the following:

	September 30, 2024	December 31, 2023
3.600% senior notes due 2024	$—	$650
	$—	$650

Long-term debt consists of the following:

	September 30, 2024	December 31, 2023
Revolving $1.5 billion credit facility	$—	$—
4.400% senior notes due 2026	549	548
4.650% senior notes due 2027	746	745
4.500% senior notes due 2028	598	598
2.950% senior notes due 2029	725	726
5.350% senior notes due 2033	742	741
6.125% senior notes due 2043	272	272
5.050% senior notes due 2048	396	395
3.875% senior notes due 2049	543	542
5.900% senior notes due 2054	737	—
	$5,308	$4,567

Senior Notes

On March 5, 2024, the Company, together with its wholly-owned subsidiary, Willis North America Inc., as issuer, completed an offering of $750 million aggregate principal amount of 5.900% senior notes due 2054 (‘2054 senior notes’). The effective interest rate of the 2054 senior notes is 6.00%, which includes the impact of the discount upon issuance. The 2054 senior notes will mature on

March 5, 2054. Interest on the 2054 senior notes accrues from March 5, 2024 and will be paid in cash on March 5 and September 5 of each year, commencing on September 5, 2024. The net proceeds from this offering, after deducting the underwriting discount and offering expenses, were approximately $737 million, of which $662 million was used to fully repay the $650 million aggregate principal amount and related accrued interest of the 3.600% senior notes at maturity during the second quarter of 2024. The Company is using the remaining net proceeds for general corporate purposes.

At September 30, 2024 and December 31, 2023, we were in compliance with all financial covenants.

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

The following tables present our assets and liabilities measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023:

		Fair Value Measurements on a Recurring Basis at September 30, 2024
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds/exchange traded funds (i)	Prepaid and other current assets and Other non-current assets	$110	$—	$—	$110
	Fiduciary assets	320	—	—	320
Commingled funds (i) (ii)	Other non-current assets	—	—	—	18
Hedge funds (i) (iii)	Other non-current assets	—	—	—	17
Derivatives:
Derivative financial instruments (iv)	Prepaid and other current assets and Other non-current assets	$—	$7	$—	$7
Liabilities:
Contingent consideration:
Contingent consideration (v) (vi)	Other current liabilities and Other non-current liabilities	$—	$—	$39	$39
Derivatives:
Derivative financial instruments (iv)	Other current liabilities and Other non-current liabilities	$—	$1	$—	$1

		Fair Value Measurements on a Recurring Basis at December 31, 2023
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds/exchange traded funds (i)	Prepaid and other current assets and Other non-current assets	$102	$—	$—	$102
	Fiduciary assets	215	—	—	215
Commingled funds (i) (ii)	Other non-current assets	—	—	—	9
Hedge funds (i) (iii)	Other non-current assets	—	—	—	8
Derivatives:
Derivative financial instruments (iv)	Prepaid and other current assets and Other non-current assets	$—	$6	$—	$6
Liabilities:
Contingent consideration:
Contingent consideration (v)	Other current liabilities and Other non-current liabilities	$—	$—	$31	$31
Derivatives:
Derivative financial instruments (iv)	Other current liabilities and Other non-current liabilities	$—	$1	$—	$1

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
(v)
Probability weightings are based on our knowledge of the past and planned performance of the acquired entity to which the contingent consideration applies. The fair value weighted-average discount rates used in our material contingent consideration calculations were 13.40% and 13.28% at September 30, 2024 and December 31, 2023, respectively. The range of these discount rates was 11.00% - 13.80% at September 30, 2024. Using different probability weightings and discount rates could result in an increase or decrease of the contingent consideration payable.
(vi)
Consideration due to be paid across multiple years until 2029.

The following table summarizes the change in fair value of the Level 3 liabilities:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	September 30, 2024
Balance at December 31, 2023	$31
Obligations assumed	3
Payments	(8)
Realized and unrealized losses (i)	13
Foreign exchange	—
Balance at September 30, 2024	$39

(i)
Realized and unrealized losses include accretion and adjustments to contingent consideration liabilities, which are included within Interest expense and Other operating expenses, respectively, on the condensed consolidated statements of comprehensive income.

There were no significant transfers to or from Level 3 in the nine months ended September 30, 2024.

Non-recurring Fair Value Measurement

The Company has assets that may be required to be recorded at fair value on a non-recurring basis. These assets are evaluated when certain triggering events occur (including the planned disposal of a business or a decrease in estimated future cash flows) that indicate their carrying amounts may not be recoverable. During the three months ended September 30, 2024, the Company recorded goodwill impairment charges of $1.0 billion on its BDA reporting unit in connection with the pending sale of TRANZACT (see Note 3 —

Acquisitions and Divestitures). The fair value of the reporting unit was determined in part using discounted future cash flows, which is a Level 3 valuation technique.

Fair Value Information about Financial Instruments Not Measured at Fair Value

The following tables present our assets and liabilities not measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Long-term note receivable	$78	$75	$74	$70
Liabilities:
Current debt	$—	$—	$650	$645
Long-term debt	$5,308	$5,226	$4,567	$4,359

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

Components of Net Periodic Benefit (Income)/Cost for Defined Benefit Pension Plans

The following tables set forth the components of net periodic benefit (income)/cost for the Company’s defined benefit pension plans for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024			2023
	U.S.	U.K.	Other	U.S.	U.K.	Other
Service cost	$11	$1	$4	$14	$1	$4
Interest cost	49	29	7	48	31	7
Expected return on plan assets	(76)	(40)	(11)	(76)	(41)	(10)
Amortization of net loss	9	14	—	3	12	—
Amortization of prior service credit	—	(3)	1	—	(3)	—
Net periodic benefit (income)/cost	$(7)	$1	$1	$(11)	$—	$1

	Nine Months Ended September 30,
	2024			2023
	U.S.	U.K.	Other	U.S.	U.K.	Other
Service cost	$32	$4	$12	$42	$4	$11
Interest cost	147	86	20	146	90	21
Expected return on plan assets	(227)	(119)	(32)	(228)	(121)	(29)
Settlement	—	—	—	1	—	(1)
Amortization of net loss	27	41	1	9	36	—
Amortization of prior service credit	—	(9)	1	—	(9)	1
Net periodic benefit (income)/cost	$(21)	$3	$2	$(30)	$—	$3

Employer Contributions to Defined Benefit Pension Plans

The Company did not make any contributions to its U.S. plans during the nine months ended September 30, 2024 and currently does not anticipate making contributions over the remainder of the fiscal year. The Company made contributions of $2 million to its U.K. plans for the nine months ended September 30, 2024 and anticipates making additional contributions of $1 million for the remainder of the fiscal year. The Company made contributions of $11 million to its other plans for the nine months ended September 30, 2024 and anticipates making less than $1 million of additional contributions for the remainder of the fiscal year.

Defined Contribution Plans

The Company had contribution expense related to its defined contribution plans of $43 million and $128 million during the three and nine months ended September 30, 2024, respectively, and $40 million and $121 million during the three and nine months ended September 30, 2023, respectively.

Note 13 — Leases

The following tables present lease costs recorded on our condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Finance lease cost:
Amortization of right-of-use assets	$—	$—	$1	$1
Interest on lease liabilities	1	—	1	1
Operating lease cost	31	43	102	114
Short-term lease cost	—	1	—	1
Variable lease cost	11	11	41	39
Sublease income	(5)	(3)	(15)	(9)
Total lease cost, net	$38	$52	$130	$147

The total lease cost is recognized in different locations in our condensed consolidated statements of comprehensive income. Amortization of the finance lease ROU assets is included in depreciation, while the interest cost component of these finance leases is included in interest expense. All other costs are included in other operating expenses, with the exception of $4 million and $21 million incurred during the three and nine months ended September 30, 2024, respectively, and $15 million and $23 million incurred during the three and nine months ended September 30, 2023, respectively, that were included in restructuring costs (see Note 6 — Restructuring Costs) that primarily related to the acceleration of amortization of certain abandoned ROU assets and the payment of early termination fees.

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

Errors and omissions claims, lawsuits, and other proceedings arising in the ordinary course of business are covered in part by professional indemnity or other appropriate insurance. The terms of this insurance vary by policy year. Regarding self-insured risks, the Company has established provisions which are believed to be adequate in light of current information and legal advice, or, in certain cases, where a range of loss exists, the Company accrues the minimum amount in the range if no amount within the range is a better estimate than any other amount. The Company adjusts such provisions from time to time according to developments. See Note 15 — Supplementary Information for Certain Balance Sheet Accounts for the amounts accrued at September 30, 2024 and December 31, 2023 in the condensed consolidated balance sheets.

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

Note 15 — Supplementary Information for Certain Balance Sheet Accounts

Additional details of specific balance sheet accounts are detailed below. The current-year presentation excludes the assets and liabilities of TRANZACT, which have been reclassified as held for sale as appropriate on the condensed consolidated balance sheets.

Prepaid and other current assets consist of the following:

	September 30, 2024	December 31, 2023
Prepayments and accrued income	$125	$123
Deferred contract costs	78	76
Derivatives and investments	4	4
Deferred compensation plan assets	17	16
Corporate income and other taxes	265	87
Acquired renewal commissions receivable	—	5
Other current assets	69	53
Total prepaid and other current assets	$558	$364

Other non-current assets consist of the following:

	September 30, 2024	December 31, 2023
Prepayments and accrued income	$16	$9
Deferred contract costs	158	142
Deferred compensation plan assets	112	89
Deferred tax assets	104	86
Accounts receivable, net	17	19
Acquired renewal commissions receivable	—	23
Long-term note receivable	78	74
Other investments	91	88
Insurance recovery receivables	114	85
Non-current contract assets	—	909
Other non-current assets	42	49
Total other non-current assets	$732	$1,573

Provision for liabilities consists of the following:

	September 30, 2024	December 31, 2023
Claims, lawsuits and other proceedings	$351	$306
Other provisions	65	59
Total provision for liabilities	$416	$365

Other non-current liabilities consist of the following:

	September 30, 2024	December 31, 2023
Deferred and long-term compensation plan liabilities	$95	$97
Contingent and deferred consideration on acquisitions	9	27
Liabilities for uncertain tax positions	42	42
Finance leases	3	7
Other non-current liabilities	53	65
Total other non-current liabilities	$202	$238

Note 16 — Other (Loss)/Income, Net

Other (loss)/income, net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(Loss)/gain on disposal of operations	$(1,190)	$41	$(1,190)	$44
Net periodic pension and postretirement benefit credits	22	29	65	82
Interest in earnings of associates and other investments	4	1	5	3
Foreign exchange (loss)/gain (i)	(2)	(3)	2	(7)
Other	3	(2)	5	4
Other (loss)/income, net	$(1,163)	$66	$(1,113)	$126

(i)
Includes the offsetting effects of the Company's foreign currency hedging program. See Note 9 — Derivative Financial Instruments.

Note 17 — Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of non-controlling interests, and net of tax are provided in the following tables for the three and nine months ended September 30, 2024 and 2023. These tables exclude amounts attributable to non-controlling interests, which are not material for further disclosure.

	Foreign currency translation		Derivative instruments (i)		Defined pension and post-retirement benefit costs		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Quarter-to-date activity:
Balance at June 30, 2024 and 2023, respectively	$(909)	$(926)	$11	$12	$(2,023)	$(1,626)	$(2,921)	$(2,540)
Other comprehensive income/(loss) before reclassifications	94	(85)	2	(2)	—	(1)	96	(88)
Loss reclassified from accumulated other comprehensive loss (net of income tax benefit of $5 and $2, respectively)	—	—	—	—	15	8	15	8
Net current-period other comprehensive income/(loss)	94	(85)	2	(2)	15	7	111	(80)
Balance at September 30, 2024 and 2023, respectively	$(815)	$(1,011)	$13	$10	$(2,008)	$(1,619)	$(2,810)	$(2,620)

Year-to-date activity:
Balance at December 31, 2023 and 2022, respectively	$(816)	$(987)	$11	$9	$(2,051)	$(1,643)	$(2,856)	$(2,621)
Other comprehensive income/(loss) before reclassifications	1	(24)	3	1	—	(1)	4	(24)
(Income)/loss reclassified from accumulated other comprehensive loss (net of income tax benefit of $14 and $8, respectively)	—	—	(1)	—	43	25	42	25
Net current-period other comprehensive income/(loss)	1	(24)	2	1	43	24	46	1
Balance at September 30, 2024 and 2023, respectively	$(815)	$(1,011)	$13	$10	$(2,008)	$(1,619)	$(2,810)	$(2,620)

(i)
Reclassification adjustments from accumulated other comprehensive loss related to derivative instruments are included in Revenue and Salaries and benefits in the accompanying condensed consolidated statements of comprehensive income. See Note 9 — Derivative Financial Instruments for additional details regarding the reclassification adjustments for the derivative settlements.

Note 18 — Earnings Per Share

Basic and diluted earnings per share are calculated by dividing net (loss)/income attributable to WTW by the average number of ordinary shares outstanding during each period. The computation of diluted (loss)/earnings per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue shares were exercised or converted into shares or resulted in the issuance of shares that then shared in the net income of the Company.

At September 30, 2024 and 2023, there were 0.6 million restricted performance-based stock units outstanding at each period presented, and 0.5 million restricted time-based stock units outstanding at each period presented. The Company had no time-based share options outstanding and no performance-based options outstanding at September 30, 2024 and 2023.

Basic and diluted (loss)/earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss)/income attributable to WTW	$(1,675)	$136	$(1,344)	$433

Basic average number of shares outstanding	102	105	103	106
Dilutive effect of potentially issuable shares	—	—	—	1
Diluted average number of shares outstanding	102	105	103	107

Basic (loss)/earnings per share	$(16.44)	$1.30	$(13.11)	$4.08
Dilutive effect of potentially issuable shares	—	(0.01)	—	(0.02)
Diluted (loss)/earnings per share	$(16.44)	$1.29	$(13.11)	$4.06

The dilutive effect of potentially issuable shares was not computed for the three and nine months ended September 30, 2024 as the Company reported a net loss within its condensed consolidated statements of comprehensive income. Anti-dilutive restricted stock units were immaterial for the three and nine months ended September 30, 2023. There were no anti-dilutive options for the three and nine months ended September 30, 2023.

Note 19 — Supplemental Disclosures of Cash Flow Information

Supplemental disclosures regarding cash flow information are as follows:

	Nine months ended September 30,
	2024	2023
Supplemental disclosures of cash flow information:
Cash and cash equivalents	$1,372	$1,247
Fiduciary funds (included in fiduciary assets)	3,340	2,485
Total cash, cash equivalents and restricted cash	$4,712	$3,732

(Decrease)/increase in cash, cash equivalents and other restricted cash	$(54)	$5
Increase/(decrease) in fiduciary funds	942	(940)
Total	$888	$(935)

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

Risks and Uncertainties of the Economic Environment

U.S. and global markets are continuing to experience volatility and disruption as a result of the ongoing Russia-Ukraine and Middle East conflicts. Although the length and impact of these situations are highly unpredictable, the conflicts have contributed to negative impacts on and volatility of the global economy and capital markets, resulting in significant inflation and fluctuating interest rates in many of the markets in which we operate, and could continue to lead to further market disruptions. This impacts not only the cost of and access to liquidity, but also other costs to run and invest in our business.

Other global economic events, such as accommodative monetary and fiscal policy, supply chain disruptions and geopolitical tensions beyond the aforementioned ongoing wars, contributed to significant inflation across the globe. In particular, inflation in the United States, Europe and other geographies has risen to levels not experienced in recent decades, and while this has eased somewhat in the last year, we are seeing its impact on various aspects of our business. Moreover, U.S. and global economic conditions have created market uncertainty and volatility. Such general economic conditions, including inflation, stagflation, political volatility, costs of labor, cost of capital, interest rates, bank stability, credit availability and tax rates, affect our cost of doing business, including our operating and general and administrative expenses, and we have no control or limited ability to control such factors. These general economic conditions impact revenue, including revenue from customers as well as income from funds we hold on behalf of customers and pension-related income.

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

Transformation Program

In the fourth quarter of 2021, the Company initiated a three-year ‘Transformation program’ designed to enhance operations, optimize technology and align its real estate footprint to its new ways of working. During the fourth quarter of 2023, we revised the expected costs and savings under the program and we currently expect the program to generate annual cost savings in excess of $450 million by the end of 2024. The program is expected to incur cumulative costs of approximately $1.045 billion and capital expenditures of approximately $130 million, for a total investment of approximately $1.175 billion. The main categories of charges have been in the following four areas:

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

Certain costs under the Transformation program are accounted for under ASC 420, Exit or Disposal Cost Obligation, and are included as restructuring costs in the condensed consolidated statements of comprehensive income. For the three and nine months ended September 30, 2024, restructuring charges under our Transformation program totaled $8 million and $29 million, respectively; for the three and nine months ended September 30, 2023, restructuring charges under our Transformation program totaled $17 million and $30 million, respectively. Other costs incurred under the Transformation program are included in transaction and transformation and were $67 million and $272 million for the three and nine months ended September 30, 2024, respectively, and $104 million and $231 million for the three and nine months ended September 30, 2023, respectively.

From the actions taken during the third quarter of 2024, we have identified an additional $52 million of annualized run-rate savings during the year due to newly-realized opportunities and incremental sources of value. Since the inception of the program, we have identified $446 million of cumulative annualized run-rate savings, which overall are primarily attributable to process optimization. We began to recognize the benefits from the program during 2022.

For a discussion of some of the risks associated with the Transformation program, see Part I, Item 1A ‘Risk Factors’ in our Annual Report on Form 10-K, filed with the SEC on February 22, 2024.

Financial Statement Overview

The table below sets forth our summarized condensed consolidated statements of comprehensive income and data as a percentage of revenue for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	($ in millions, except per share data)
Revenue	$2,289	100%	$2,166	100%	$6,895	100%	$6,569	100%
Costs of providing services
Salaries and benefits	1,396	61%	1,359	63%	4,135	60%	4,019	61%
Other operating expenses	419	18%	396	18%	1,315	19%	1,282	20%
Impairment (i)	1,042	46%	—	—%	1,042	15%	—	—%
Depreciation	60	3%	60	3%	176	3%	184	3%
Amortization	56	2%	62	3%	176	3%	203	3%
Restructuring costs	8	—%	17	1%	29	—%	30	—%
Transaction and transformation	74	3%	113	5%	296	4%	265	4%
Total costs of providing services	3,055		2,007		7,169		5,983
(Loss)/income from operations	(766)	(33)%	159	7%	(274)	(4)%	586	9%
Interest expense	(65)	(3)%	(61)	(3)%	(197)	(3)%	(172)	(3)%
Other (loss)/income, net (i)	(1,163)	(51)%	66	3%	(1,113)	(16)%	126	2%
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES	(1,994)	(87)%	164	8%	(1,584)	(23)%	540	8%
Benefit from/(provision for) income taxes	322	14%	(25)	(1)%	248	4%	(99)	(2)%
Income attributable to non-controlling interests	(3)	—%	(3)	—%	(8)	—%	(8)	—%
NET (LOSS)/INCOME ATTRIBUTABLE TO WTW	$(1,675)	(73)%	$136	6%	$(1,344)	(19)%	$433	7%
Diluted (loss)/earnings per share	$(16.44)		$1.29		$(13.11)		$4.06

(i)
For the three and nine months ended September 30, 2024, Impairment and Other (loss)/income, net include goodwill-related impairment expense and loss on disposal, respectively, associated with the pending sale of our TRANZACT business (see Note 3 — Acquisitions and Divestitures within Part I, Item 1 ‘Financial Statements’ in this Quarterly Report on Form 10-Q).

Consolidated Revenue

Revenue for the three months ended September 30, 2024 was $2.3 billion, compared to $2.2 billion for the three months ended September 30, 2023, an increase of $123 million, or 6%, on an as-reported basis. Adjusting for the impacts of foreign currency and acquisitions and disposals, our organic revenue growth was 6% for the three months ended September 30, 2024. Revenue for the nine months ended September 30, 2024 was $6.9 billion, compared to $6.6 billion for the nine months ended September 30, 2023, an increase of $326 million, or 5%, on an as-reported basis. Adjusting for the impacts of foreign currency and acquisitions and disposals, our organic revenue growth was 5% for the nine months ended September 30, 2024. The increases in both as-reported and organic revenue were driven by strong performances in both segments. For additional information, please see the section entitled ‘Segment Revenue’ elsewhere within this Item 2 in this Quarterly Report on Form 10-Q.

Our revenue can be materially impacted by changes in currency conversions, which can fluctuate significantly over the course of a calendar year. However, for the three months ended September 30, 2024, the impact of currency translation on our revenue was immaterial. For the nine months ended September 30, 2024, currency translation decreased our consolidated revenue by $4 million.

The following table details our top five markets based on the percentage of consolidated revenue (in U.S. dollars) from the countries where work was performed for the nine months ended September 30, 2024. These figures do not represent the currency of the related revenue, which is presented in the next table.

Geographic Region	% of Revenue
United States	49%
United Kingdom	20%
France	5%
Canada	3%
Germany	3%

The table below details the approximate percentage of our revenue and expenses by transactional currency for the nine months ended September 30, 2024.

Transactional Currency	Revenue	Expenses (i)
U.S. dollars	57%	52%
Pounds sterling	12%	18%
Euro	15%	13%
Other currencies	16%	17%

(i)
These percentages exclude certain expenses for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. These items include amortization of intangible assets and transaction and transformation costs.

The following tables set forth the total revenue for the three and nine months ended September 30, 2024 and 2023, and the components of the change in total revenue for the three and nine months ended September 30, 2024, as compared to the prior-year periods. The components of the revenue change may not add due to rounding.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Three Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2024	2023	Change	Impact	Change	Divestitures	Change (i)
	($ in millions)
Revenue	$2,289	$2,166	6%	—%	6%	—%	6%

				Components of Revenue Change
			As	Less:	Constant	Less:
	Nine Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2024	2023	Change	Impact	Change	Divestitures	Change (i)
	($ in millions)
Revenue	$6,895	$6,569	5%	—%	5%	—%	5%

(i)
Interest income did not contribute to organic change for the three and nine months ended September 30, 2024.

Definitions of Constant Currency Change and Organic Change are included under the section entitled ‘Non-GAAP Financial Measures’ elsewhere within Item 2 in this Quarterly Report on Form 10-Q.

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

The following table sets forth HWC revenue for the three months ended September 30, 2024 and 2023, and the components of the change in revenue for the three months ended September 30, 2024 from the three months ended September 30, 2023.

				Components of Revenue Change
	Three Months Ended		As	Less:	Constant	Less:
	September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2024	2023	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue excluding interest income	$1,320	$1,275	4%	—%	3%	—%	4%
Interest income	8	7
Total segment revenue	$1,328	$1,282	4%	—%	3%	—%	4%

HWC segment revenue for both the three months ended September 30, 2024 and 2023 was $1.3 billion. Health had organic revenue growth driven by strong client retention, new local appointments and the continued expansion of our Global Benefits Management client portfolio in International and Europe, along with increased brokerage income in North America. Wealth generated organic revenue growth from higher levels of Retirement work in Europe and an increase in our Investments business due to capital market improvements and growth from our LifeSight solution. Career had organic revenue growth from increased compensation survey sales and advisory services in Work & Rewards and product revenue in Employee Experience. Benefits Delivery & Outsourcing had an organic revenue decline for the quarter primarily as a result of deliberately moderating growth in Individual Marketplace and a stronger comparable in Outsourcing.

The following table sets forth HWC segment revenue for the nine months ended September 30, 2024 and 2023 and the components of the change in revenue for the nine months ended September 30, 2024 from the nine months ended September 30, 2023.

				Components of Revenue Change
	Nine Months Ended		As	Less:	Constant	Less:
	September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2024	2023	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue excluding interest income	$3,898	$3,766	4%	—%	4%	—%	4%
Interest income	26	18
Total segment revenue	$3,924	$3,784	4%	—%	4%	—%	4%

HWC segment revenue for the nine months ended September 30, 2024 and 2023 was $3.9 billion and $3.8 billion, respectively. Organic revenue growth in Health was achieved across all regions and led by International. Our Wealth businesses generated organic revenue growth from our Investments-related solutions and higher levels of Retirement work in North America and Europe. Career had organic revenue growth from increased project work in Employee Experience and Work & Rewards. Organic growth in Benefits Delivery & Outsourcing was driven by higher project work in Outsourcing and higher commissions and fees from Individual Marketplace.

Risk & Broking

The Risk & Broking (‘R&B’) segment provides a broad range of risk advice, insurance brokerage and consulting services to clients worldwide ranging from small businesses to multinational corporations. The segment comprises two primary businesses - Corporate Risk & Broking and Insurance Consulting and Technology.

The following table sets forth R&B revenue for the three months ended September 30, 2024 and 2023, and the components of the change in revenue for the three months ended September 30, 2024 from the three months ended September 30, 2023.

				Components of Revenue Change
	Three Months Ended		As	Less:	Constant	Less:
	September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2024	2023	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue excluding interest income	$911	$830	10%	—%	10%	—%	10%
Interest income	29	25
Total segment revenue	$940	$855	10%	—%	10%	—%	10%

R&B segment revenue for the three months ended September 30, 2024 and 2023 was $940 million and $855 million, respectively. Corporate Risk & Broking had organic revenue growth primarily driven by higher levels of new business activity and strong client retention. Insurance Consulting and Technology had organic revenue growth for the quarter primarily due to strong software sales in Technology, partially offset by tempered demand for discretionary services in Consulting.

The following table sets forth R&B segment revenue for the nine months ended September 30, 2024 and 2023 and the components of the change in revenue for the nine months ended September 30, 2024 from the nine months ended September 30, 2023.

				Components of Revenue Change
	Nine Months Ended		As	Less:	Constant	Less:
	September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2024	2023	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue excluding interest income	$2,811	$2,607	8%	—%	8%	—%	8%
Interest income	86	52
Total segment revenue	$2,897	$2,659	9%	—%	9%	—%	9%

R&B segment revenue for the nine months ended September 30, 2024 and 2023 was $2.9 billion and $2.7 billion, respectively. Corporate Risk & Broking had organic revenue growth primarily driven by higher levels of new business activity and strong client retention and renewal increases across all geographies. Insurance Consulting and Technology had flat organic revenue growth for the year primarily due to tempered demand for discretionary services.

Costs of Providing Services

Total costs of providing services for the three months ended September 30, 2024 were $3.1 billion, compared to $2.0 billion for the three months ended September 30, 2023, an increase of $1.0 billion. Total costs of providing services for the nine months ended September 30, 2024 were $7.2 billion, compared to $6.0 billion for the nine months ended September 30, 2023, an increase of $1.2 billion. These increases resulted from the impairment expense associated with the pending sale of our TRANZACT business in the current-year period (see Note 3 — Acquisitions and Divestitures within Part I, Item 1 ‘Financial Statements’ in this Quarterly Report on Form 10-Q). See the following discussion for further details.

Salaries and Benefits

Salaries and benefits for both the three months ended September 30, 2024 and 2023 were $1.4 billion, an increase of $37 million, or 3%. The increase in the current-year period is primarily due to higher salary expense, driven by increased colleague headcount and cost-of-living compensation adjustments, and higher benefit costs for the period. Salaries and benefits, as a percentage of revenue, represented 61% and 63% for the three months ended September 30, 2024 and 2023, respectively.

Salaries and benefits for the nine months ended September 30, 2024 were $4.1 billion, compared to $4.0 billion for the nine months ended September 30, 2023, an increase of $116 million, or 3%. The increase in the current year is primarily due to higher salary expense, driven by increased colleague headcount and cost-of-living compensation adjustments, and higher incentive and benefit costs for the period. Salaries and benefits, as a percentage of revenue, represented 60% and 61% for the nine months ended September 30, 2024 and 2023, respectively.

Other Operating Expenses

Other operating expenses for the three months ended September 30, 2024 were $419 million, compared to $396 million for the three months ended September 30, 2023, an increase of $23 million, or 6%. The increase was primarily due to higher non-income-related tax expense for the current-year period as compared to the prior-year period.

Other operating expenses for both the nine months ended September 30, 2024 and 2023 were $1.3 billion, an increase of $33 million, or 3%. The increase was primarily due to higher non-income-related tax expense and increased marketing costs, partially offset by lower occupancy costs for the current year as compared to the prior year.

Impairment

Impairment for both the three and nine months ended September 30, 2024 was $1.0 billion. Impairment is attributable to the goodwill impairment associated with our Benefits, Delivery and Administration (‘BDA’) reporting unit related to the pending sale of our TRANZACT business (see Note 3 — Acquisitions and Divestitures within Part I, Item 1 ‘Financial Statements’ in this Quarterly Report on Form 10-Q).

Depreciation

Depreciation for both the three months ended September 30, 2024 and 2023 was $60 million. Depreciation for the nine months ended September 30, 2024 was $176 million, compared to $184 million for the nine months ended September 30, 2023, a decrease of $8 million, or 4%. The year-over-year decrease was primarily due to a lower depreciable base of assets resulting from business disposals and a lower dollar value of assets placed in service during the past few years.

Amortization

Amortization for the three months ended September 30, 2024 was $56 million, compared to $62 million for the three months ended September 30, 2023, a decrease of $6 million, or 10%. Amortization for the nine months ended September 30, 2024 was $176 million, compared to $203 million for the nine months ended September 30, 2023, a decrease of $27 million, or 13%. Our intangible amortization is generally more weighted to the initial years of the useful lives of the related intangibles, and therefore amortization related to intangible assets has decreased and will continue to decrease over time.

Restructuring Costs

Restructuring costs for the three months ended September 30, 2024 were $8 million, compared to $17 million for the three months ended September 30, 2023. Restructuring costs for the nine months ended September 30, 2024 were $29 million, compared to $30 million for the nine months ended September 30, 2023. Restructuring costs in both the current-year and prior-year periods primarily related to the real estate rationalization component of the Transformation program commenced by the Company during the fourth quarter of 2021 (see ‘Transformation Program’ within this Part I, Item 2 and Note 6 — Restructuring Costs within Part I, Item 1 ‘Financial Statements’ in this Quarterly Report on Form 10-Q).

Transaction and Transformation

Transaction and transformation costs for the three months ended September 30, 2024 were $74 million, compared to $113 million for the three months ended September 30, 2023, a decrease of $39 million. Transaction and transformation costs for the nine months ended September 30, 2024 were $296 million, compared to $265 million for the nine months ended September 30, 2023, an increase of $31 million. Transaction and transformation costs for the current year-to-date period were higher primarily due to increased compensation and consulting costs related to our Transformation program (see ‘Transformation Program’ within this Part I, Item 2) incurred in the current year as compared to the prior-year comparable period.

(Loss)/Income from Operations

Loss from operations for the three months ended September 30, 2024 was $766 million, compared to income from operations of $159 million for the three months ended September 30, 2023, a decrease of $925 million. This decrease resulted from the impairment expense associated with the pending sale of our TRANZACT business in the current-year period (see Note 3 — Acquisitions and Divestitures within Part I, Item 1 ‘Financial Statements’ in this Quarterly Report on Form 10-Q), partially offset by higher revenue in the current-year period.

Loss from operations for the nine months ended September 30, 2024 was $274 million, compared to income from operations of $586 million for the nine months ended September 30, 2023, a decrease of $860 million. This decrease resulted from the impairment expense associated with the pending sale of our TRANZACT business, higher salary expense and increased incentive and benefit costs in the current year, partially offset by higher revenue in the current year.

Interest Expense

Interest expense for the three months ended September 30, 2024 was $65 million, compared to $61 million for the three months ended September 30, 2023, an increase of $4 million, or 7%. Interest expense for the nine months ended September 30, 2024 was $197 million as compared to $172 million for the nine months ended September 30, 2023, an increase of $25 million, or 15%. These increases were the result of a greater level of indebtedness in the current year and the higher interest rate-bearing senior notes issued by the Company during the last two years.

Other (Loss)/Income, Net

Other (loss)/income, net for the three months ended September 30, 2024 was a loss of $1.2 billion, compared to income of $66 million for the three months ended September 30, 2023, a decrease of $1.2 billion. Other (loss)/income, net for the nine months ended September 30, 2024 was a loss of $1.1 billion, compared to income of $126 million for the nine months ended September 30, 2023, a decrease of $1.2 billion. The decreases were due to a higher loss on disposal in the current-year periods, which are attributable to the pending sale of our TRANZACT business (see Note 3 — Acquisitions and Divestitures within Part I, Item 1 ‘Financial Statements’ in this Quarterly Report on Form 10-Q).

Benefit from/(Provision for) Income Taxes

Benefit from/(provision for) income taxes for the three months ended September 30, 2024 was a benefit of $322 million, compared to a provision of $25 million for the three months ended September 30, 2023, a decrease of $347 million. The effective tax rates were 16.1% for the three months ended September 30, 2024 and 15.5% for the three months ended September 30, 2023. Benefit from/(provision for) income taxes for the nine months ended September 30, 2024 was a benefit of $248 million, compared to a provision of $99 million for the nine months ended September 30, 2023. The effective tax rates were 15.6% for the nine months ended September 30, 2024 and 18.3% for the nine months ended September 30, 2023. These effective tax rates are calculated using extended values from our condensed consolidated statements of comprehensive income and are therefore more precise tax rates than can be calculated from rounded values. The prior-year effective tax rate for the three months ended September 30, 2023 was lower due to the tax-exempt gain on a business disposal. The current-year effective tax rate for the nine months ended September 30, 2024 was lower due to deferred tax benefits recognized on the gross-up to carrying value of net assets to be disposed and a deferred tax benefit of $56 million, net of a $37 million valuation allowance, on the expected tax loss on disposal of TRANZACT (see Note 3 – Acquisitions and Divestitures within Part I, Item 1 ‘Financial Statements’ in this Quarterly Report on Form 10-Q). The Company records valuation allowances against net deferred tax assets based on whether it is more likely than not that the deferred tax assets will be realized. During the three months ended September 30, 2024 the Company recorded a $37 million valuation allowance related to unrealized capital losses that are not more-likely-than-not to be realized.

Net (Loss)/Income Attributable to WTW

Net loss attributable to WTW for the three months ended September 30, 2024 was $1.7 billion, compared to income of $136 million for the three months ended September 30, 2023, a decrease of $1.8 billion. This decrease resulted from the loss on disposal and impairment expense associated with the pending sale of our TRANZACT business in the current-year period (see Note 3 — Acquisitions and Divestitures within Part I, Item 1 ‘Financial Statements’ in this Quarterly Report on Form 10-Q), partially offset by lower tax expense attributable to the losses associated with the pending sale and higher revenue in the current-year period.

Net loss attributable to WTW for the nine months ended September 30, 2024 was $1.3 billion, compared to income of $433 million for the nine months ended September 30, 2023, a decrease of $1.8 billion. This decrease resulted from the loss on disposal and impairment expense associated with the pending sale of our TRANZACT business, higher salary expense and increased incentive and benefit costs in the current year, partially offset by higher revenue and lower tax expense attributable to the losses associated with the pending sale in the current year.

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

Based on our current balance sheet and cash flows, current market conditions and information available to us at this time, we believe that WTW has access to sufficient liquidity, which includes all of the borrowing capacity available to draw against our $1.5 billion revolving credit facility, to meet our cash needs for the next twelve months, including investments in the business for growth and those related to our Transformation program, scheduled debt repayments, share repurchases and dividend payments. During the first quarter of 2024, we completed an offering of $750 million aggregate principal amount of 5.900% senior notes due 2054 and used the net proceeds during the second quarter to repay in full the $650 million aggregate principal amount and related accrued interest of the 3.600% senior notes. The Company is using the remaining net proceeds for general corporate purposes. Additionally, during the nine months ended September 30, 2024, we repurchased $506 million of shares and have authorization to repurchase an additional $837 million.

We consider many factors, including market and economic conditions, applicable legal requirements and other business considerations, when considering whether to repurchase shares. Our share repurchase program (as further described below under ‘Share Repurchase Program’) has no termination date and may be suspended or discontinued at any time.

Events that could change the historical cash flow dynamics discussed above include significant changes in operating results, the receipt of significant earnout payments related to past divestitures, potential future acquisitions or divestitures, material changes in geographic sources of cash, unexpected adverse impacts from litigation or regulatory matters, or future pension funding during periods of severe downturn in the capital markets.

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

Cash and Cash Equivalents

Our cash and cash equivalents at September 30, 2024 and December 31, 2023 totaled $1.4 billion. The decrease of $52 million in cash from December 31, 2023 to September 30, 2024 was due primarily to $506 million of share repurchases, $265 million of dividend payments and $230 million of cash outflows attributable to investing activities, partially offset by $913 million of cash inflows from operating activities.

Additionally, we had all of the borrowing capacity available to draw against our $1.5 billion revolving credit facility at both September 30, 2024 and December 31, 2023.

Included within cash and cash equivalents at September 30, 2024 and December 31, 2023 are amounts held for regulatory capital adequacy requirements, including $108 million and $105 million, respectively, within our regulated U.K. entities.

Summarized Condensed Consolidated Cash Flows

The following table presents the summarized condensed consolidated cash flow information for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
	(in millions)
Net cash from/(used in):
Operating activities	$913	$823
Investing activities	(230)	(1,030)
Financing activities	205	(728)
INCREASE/(DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH (i)	888	(935)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	32	(54)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD (i)	3,792	4,721
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (i)	$4,712	$3,732

(i)
The amounts of cash, cash equivalents and restricted cash, their respective classification on the condensed consolidated balance sheets, as well as their respective portions of the increase or decrease in cash, cash equivalents and restricted cash for each of the periods presented, have been included in Note 19 — Supplemental Disclosures of Cash Flow Information within Part I, Item I ‘Financial Statements’ in this Quarterly Report on Form 10-Q.

Cash Flows From Operating Activities

Cash flows from operating activities were $913 million for the nine months ended September 30, 2024, compared to $823 million for the nine months ended September 30, 2023. The $913 million of net cash from operating activities for the nine months ended September 30, 2024 included $2.4 billion of favorable non-cash adjustments, partially offset by a net loss of $1.3 billion and unfavorable changes in operating assets and liabilities of $139 million. This increase in cash flows from operations as compared to the prior year was primarily driven by operating margin expansion, partially offset by increased cash outflows related to the Transformation program and discretionary compensation payments in the current year as compared to the prior year.

The $823 million of net cash from operating activities for the nine months ended September 30, 2023 included net income of $441 million and $484 million of favorable non-cash adjustments, partially offset by unfavorable changes in operating assets and liabilities of $102 million.

Cash Flows Used In Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2024 were $230 million as compared $1.0 billion for the nine months ended September 30, 2023. The cash flows used in investing activities in the current year consisted primarily of capital expenditures and capitalized software additions.

The cash flows used in investing activities for the nine months ended September 30, 2023 consisted primarily of cash and fiduciary funds of $922 million associated with the transfer to Gallagher under a side letter agreement to the Willis Re SAPA (see Note 3 — Acquisitions and Divestitures within Part I, Item 1 ‘Financial Statements’ in this Quarterly Report on Form 10-Q for additional information) and $182 million of capital expenditures and capitalized software additions.

Cash Flows From/(Used In) Financing Activities

Cash flows from financing activities for the nine months ended September 30, 2024 were $205 million. The significant financing activities included net proceeds from fiduciary funds held for clients of $934 million and $84 million of net proceeds from the issuance of debt, partially offset by share repurchases of $506 million and dividend payments of $265 million.

Cash flows used in financing activities for the nine months ended September 30, 2023 were $728 million. The significant financing activities included share repurchases of $804 million, dividend payments of $265 million, and net payments from fiduciary funds held for clients of $71 million, partially offset by $488 million of net proceeds from the issuance of debt.

Indebtedness

Total debt, total equity, and the capitalization ratios at September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023
	($ in millions)
Long-term debt	$5,308	$4,567
Current debt	—	650
Total debt	$5,308	$5,217

Total WTW shareholders’ equity	$7,492	$9,520

Capitalization ratio	41.5%	35.4%

The capitalization ratio increased from December 31, 2023 due primarily to the earnings loss in the current quarter driven by the recognition of impairment expense and loss on disposal associated with the pending sale of our TRANZACT business (see Note 3 — Acquisitions and Divestitures in Part I, Item 1 ‘Financial Statements’ in this Quarterly Report on Form 10-Q for further information).

At September 30, 2024, the Company does not have any mandatory debt repayments over the next twelve months. For more information regarding our current and long-term debt, please see the section entitled ‘Supplemental Guarantor Financial Information’ elsewhere within this Item 2 in this Quarterly Report on Form 10-Q.

At September 30, 2024 and December 31, 2023, we were in compliance with all financial covenants.

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

At September 30, 2024 and December 31, 2023, we had fiduciary funds of $3.7 billion and $2.6 billion, respectively.

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

At September 30, 2024, approximately $837 million remained on the current repurchase authority. The maximum number of shares that could be repurchased based on the closing price of our ordinary shares on September 30, 2024 of $294.53 was 2,841,324.

During the three and nine months ended September 30, 2024, the Company had the following share repurchase activity:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Shares repurchased	717,016	1,865,740
Average price per share	$285.76	$271.02
Aggregate repurchase cost (excluding broker costs)	$205 million	$506 million

Capital Commitments

The Company’s capital expenditures for fixed assets and software for internal use were $106 million during the nine months ended September 30, 2024. The Company estimates that there will be additional such expenditures, which include those incurred under its Transformation program, in the range of $40 million - $65 million during the remainder of 2024. We currently expect cash from operations to adequately provide for these cash needs. There have been no material changes to our capital commitments since December 31, 2023.

Dividends

Total cash dividends of $265 million were paid during the nine months ended September 30, 2024. In August 2024, the board of directors approved a quarterly cash dividend of $0.88 per share ($3.52 per share annualized rate), which was paid on October 15, 2024 to shareholders of record as of September 30, 2024.

Supplemental Guarantor Financial Information

As of September 30, 2024, WTW has issued the following debt securities (the ‘notes’):

a)
Willis North America Inc. (‘Willis North America’) has approximately $4.5 billion senior notes outstanding, of which $1.0 billion were issued on September 10, 2018, $1.0 billion were issued on September 10, 2019, $275 million were issued on May 29, 2020, $750 million were issued on May 19, 2022, $750 million were issued on May 17, 2023 and $750 million were issued on March 5, 2024; and
b)
Trinity Acquisition plc has approximately $825 million senior notes outstanding, of which $275 million were issued on August 15, 2013 and $550 million were issued on March 22, 2016, and a $1.5 billion revolving credit facility, on which no balance was outstanding at September 30, 2024.

The following table presents a summary of the entities that issue each note and those wholly-owned subsidiaries of the Company that guarantee each respective note on a joint and several basis as of September 30, 2024. These subsidiaries are all consolidated by Willis Towers Watson plc (the ‘parent company’) and together with the parent company comprise the ‘Obligor group’.

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

Each member of the Obligor group has only a stockholder’s claim on the assets of the non-guarantor subsidiaries. This stockholder’s claim is junior to the claims that creditors have against those non-guarantor subsidiaries. Holders of the notes will only be creditors of the Obligor group and not creditors of the non-guarantor subsidiaries. As a result, all of the existing and future liabilities of the non-guarantor subsidiaries, including any claims of trade creditors and preferred stockholders, will be structurally senior to the notes. As of and for the periods ended September 30, 2024 and December 31, 2023, the non-guarantor subsidiaries represented substantially all of the total assets and accounted for substantially all of the total revenue of the Company prior to consolidating adjustments. The non-guarantor subsidiaries have other liabilities, including contingent liabilities that may be significant. Each indenture does not contain any limitations on the amount of additional debt that the Obligor group and the non-guarantor subsidiaries may incur. The amounts of this debt could be substantial, and this debt may be debt of the non-guarantor subsidiaries, in which case this debt would be effectively senior in right of payment to the notes.

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

Intercompany balances and transactions between members of the Obligor group have been eliminated. All intercompany balances and transactions between the Obligor group and the non-guarantor subsidiaries have been presented in the disclosures below on a net presentation basis, rather than a gross basis, as this better reflects the nature of the intercompany positions and presents the funding or funded position that is to be received or owed. The intercompany balances and transactions between the Obligor group and non-guarantor subsidiaries, presented below, relate to a number of items including loan funding for acquisitions and other purposes, transfers of surplus cash between subsidiary companies, funding provided for working capital purposes, settlement of expense accounts, transactions related to share-based payment arrangements and share issuances, intercompany royalty arrangements, intercompany dividends and intercompany interest. At September 30, 2024 and December 31, 2023, the intercompany balances of the Obligor group with non-guarantor subsidiaries were net receivables of $4.1 billion and $3.4 billion, respectively, and net payables of $15.0 billion and $14.0 billion, respectively.

No balances or transactions of non-guarantor subsidiaries are presented in the disclosures other than the intercompany items noted above.

Presented below is certain summarized financial information for the Obligor group.

`	As of September 30, 2024	As of December 31, 2023
	(in millions)
Total current assets	$194	$299
Total non-current assets	4,141	3,454
Total current liabilities	7,978	7,576
Total non-current liabilities	12,566	11,848

Nine months ended September 30, 2024
(in millions)
Revenue	$819
Income from operations	646
Loss from operations before income taxes (i)	(132)
Net loss	(52)
Net loss attributable to WTW	(52)

(i)
Includes intercompany expense, net of the Obligor group from non-guarantor subsidiaries of $263 million for the nine months ended September 30, 2024.

Non-GAAP Financial Measures

In order to assist readers of our condensed consolidated financial statements in understanding the core operating results that WTW’s management uses to evaluate the business and for financial planning purposes, we present the following non-GAAP measures and their most directly comparable U.S. GAAP measure:

Most Directly Comparable U.S. GAAP Measure	Non-GAAP Measure
As reported change	Constant currency change
As reported change	Organic change
(Loss)/income from operations/margin	Adjusted operating income/margin
Net (loss)/income/margin	Adjusted EBITDA/margin
Net (loss)/income attributable to WTW	Adjusted net income
Diluted (loss)/earnings per share	Adjusted diluted earnings per share
(Loss)/income from operations before income taxes	Adjusted income before taxes
(Benefit from)/provision for income taxes/U.S. GAAP tax rate	Adjusted income taxes/tax rate
Net cash from operating activities	Free cash flow

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
•
Impairment – Adjustment to remove the non-cash goodwill impairment associated with our Benefits, Delivery and Administration (‘BDA’) reporting unit related to the pending sale of our TRANZACT business.
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

Reconciliations of the as-reported changes to the constant currency and organic changes for the three and nine months ended September 30, 2024 from the three and nine months ended September 30, 2023 are as follows. The components of revenue change may not add due to rounding.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Three Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2024	2023	Change	Impact	Change	Divestitures	Change (i)
	($ in millions)
Revenue	$2,289	$2,166	6%	—%	6%	—%	6%

				Components of Revenue Change
			As	Less:	Constant	Less:
	Nine Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2024	2023	Change	Impact	Change	Divestitures	Change (i)
	($ in millions)
Revenue	$6,895	$6,569	5%	—%	5%	—%	5%

(i)
Interest income did not contribute to organic change for the three and nine months ended September 30, 2024.

For the three months ended September 30, 2024, both our as-reported revenue and organic revenue increased by 6%. For the nine months ended September 30, 2024, both our as-reported revenue and organic revenue increased by 5%. The increases in both as-reported and organic revenue were driven by strong performances in both segments. For additional information, please see the section entitled ‘Segment Revenue’ elsewhere within Item 2 in this Quarterly Report on Form 10-Q.

Adjusted Operating Income/Margin

We consider adjusted operating income/margin to be important financial measures, which are used internally to evaluate and assess our core operations and to benchmark our operating results against our competitors.

Adjusted operating income is defined as (loss)/income from operations adjusted for impairment, amortization, restructuring costs, transaction and transformation and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results. Adjusted operating income margin is calculated by dividing adjusted operating income by revenue.

Reconciliations of (loss)/income from operations to adjusted operating income for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	($ in millions)
(Loss)/income from operations	$(766)	$159	$(274)	$586
Adjusted for certain items:
Impairment	1,042	—	1,042	—
Amortization	56	62	176	203
Restructuring costs	8	17	29	30
Transaction and transformation	74	113	296	265
Provision for specified litigation matter (i)	—	—	13	—
Adjusted operating income	$414	$351	$1,282	$1,084

(Loss)/income from operations margin	(33.5)%	7.3%	(4.0)%	8.9%
Adjusted operating income margin	18.1%	16.2%	18.6%	16.5%

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

Adjusted operating income increased for the three months ended September 30, 2024 to $414 million, from $351 million for the three months ended September 30, 2023 and increased for the nine months ended September 30, 2024 to $1.3 billion from $1.1 billion for the nine months ended September 30, 2023. These increases resulted primarily from higher revenue in the current-year periods, partially offset by higher salary expense and increased incentive and benefit costs in the current-year periods as compared to the prior-year periods.

Adjusted EBITDA/Margin

We consider adjusted EBITDA/margin to be important financial measures, which are used internally to evaluate and assess our core operations, to benchmark our operating results against our competitors and to evaluate and measure our performance-based compensation plans.

Adjusted EBITDA is defined as net (loss)/income adjusted for (benefit from)/provision for income taxes, interest expense, impairment, depreciation and amortization, restructuring costs, transaction and transformation, gains and losses on disposals of operations and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results. Adjusted EBITDA margin is calculated by dividing adjusted EBITDA by revenue.

Reconciliations of net (loss)/income to adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
NET (LOSS)/INCOME	$(1,672)	$139	$(1,336)	$441
(Benefit from)/provision for income taxes	(322)	25	(248)	99
Interest expense	65	61	197	172
Impairment	1,042	—	1,042	—
Depreciation	60	60	176	184
Amortization	56	62	176	203
Restructuring costs	8	17	29	30
Transaction and transformation	74	113	296	265
Provision for specified litigation matter (i)	—	—	13	—
Loss/(gain) on disposal of operations	1,190	(41)	1,190	(44)
Adjusted EBITDA	$501	$436	$1,535	$1,350

Net (loss)/income margin	(73.0)%	6.4%	(19.4)%	6.7%
Adjusted EBITDA margin	21.9%	20.1%	22.3%	20.6%

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

Adjusted EBITDA for the three months ended September 30, 2024 was $501 million, compared to $436 million for the three months ended September 30, 2023, and was $1.5 billion for the nine months ended September 30, 2024, compared to $1.4 billion for the nine months ended September 30, 2023. These increases resulted primarily from higher revenue in the current-year periods, partially offset by higher salary expense and increased incentive and benefit costs in the current-year periods as compared to the prior-year periods.

Adjusted Net Income and Adjusted Diluted Earnings Per Share

Adjusted net income is defined as net (loss)/income attributable to WTW adjusted for impairment, amortization, restructuring costs, transaction and transformation, gains and losses on disposals of operations and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results and the related tax effect of those adjustments and the tax effects of significant adjustments. This measure is used solely for the purpose of calculating adjusted diluted earnings per share.

Adjusted diluted earnings per share is defined as adjusted net income divided by the weighted-average number of ordinary shares, diluted. Adjusted diluted earnings per share is used to internally evaluate and assess our core operations and to benchmark our operating results against our competitors.

Reconciliations of net (loss)/income attributable to WTW to adjusted diluted earnings per share for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	($ and shares in millions)
NET (LOSS)/INCOME ATTRIBUTABLE TO WTW	$(1,675)	$136	$(1,344)	$433
Adjusted for certain items:
Impairment	1,042	—	1,042	—
Amortization	56	62	176	203
Restructuring costs	8	17	29	30
Transaction and transformation	74	113	296	265
Provision for specified litigation matter (i)	—	—	13	—
Loss/(gain) on disposal of operations	1,190	(41)	1,190	(44)
Tax effect on certain items listed above (ii)	(396)	(51)	(492)	(128)
Tax effect of significant adjustments	—	—	(7)	2
Adjusted net income	$299	$236	$903	$761

Weighted-average ordinary shares — diluted	102	105	103	107

Diluted (loss)/earnings per share	$(16.44)	$1.29	$(13.11)	$4.06
Adjusted for certain items (iii) :
Impairment	10.23	—	10.17	—
Amortization	0.55	0.59	1.72	1.90
Restructuring costs	0.08	0.16	0.28	0.28
Transaction and transformation	0.73	1.07	2.89	2.48
Provision for specified litigation matter (i)	—	—	0.13	—
Loss/(gain) on disposal of operations	11.68	(0.39)	11.61	(0.41)
Tax effect on certain items listed above (ii)	(3.89)	(0.48)	(4.80)	(1.20)
Tax effect of significant adjustments	—	—	(0.07)	0.02
Adjusted diluted earnings per share	$2.93	$2.24	$8.81	$7.13

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

Our adjusted diluted earnings per share increased for both the three and nine months ended September 30, 2024 as compared to the prior year primarily due to higher revenue in the current-year periods, partially offset by higher salary expense and increased incentive and benefit costs in the current-year periods as compared to the prior-year periods.

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

Adjusted income taxes/tax rate is defined as the (benefit from)/provision for income taxes adjusted for taxes on certain items of impairment, amortization, restructuring costs, transaction and transformation, gains and losses on disposals of operations, the tax effects of significant adjustments and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results, divided by adjusted income before taxes. Adjusted income taxes is used solely for the purpose of calculating the adjusted income tax rate.

Management believes that the adjusted income tax rate presents a rate that is more closely aligned to the rate that we would incur if not for the reduction of pre-tax income for the adjusted items and the tax effects of significant adjustments, which are not core to our current and future operations.

Reconciliations of (loss)/income from operations before income taxes to adjusted income before taxes and (benefit from)/provision for income taxes to adjusted income taxes for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	($ in millions)
(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES	$(1,994)	$164	$(1,584)	$540
Adjusted for certain items:
Impairment	1,042	—	1,042	—
Amortization	56	62	176	203
Restructuring costs	8	17	29	30
Transaction and transformation	74	113	296	265
Provision for specified litigation matter (i)	—	—	13	—
Loss/(gain) on disposal of operations	1,190	(41)	1,190	(44)
Adjusted income before taxes	$376	$315	$1,162	$994

(Benefit from)/provision for income taxes	$(322)	$25	$(248)	$99
Tax effect on certain items listed above (ii)	396	51	492	128
Tax effect of significant adjustments	—	—	7	(2)
Adjusted income taxes	$74	$76	$251	$225

U.S. GAAP tax rate	16.1%	15.5%	15.6%	18.3%
Adjusted income tax rate	19.7%	24.3%	21.6%	22.6%

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

Our U.S. GAAP tax rates were 16.1% and 15.5% for the three months ended September 30, 2024 and 2023, respectively, and 15.6% and 18.3% for the nine months ended September 30, 2024 and 2023, respectively. The prior-year effective tax rate for the three months ended September 30, 2023 was lower due to the tax-exempt gain on a business disposal. The current-year effective tax rate for the nine months ended September 30, 2024 was lower due to deferred tax benefits recognized on the gross-up to carrying value of net assets to be disposed and a deferred tax benefit of $56 million, net of a $37 million valuation allowance, on the expected tax loss on disposal of TRANZACT (see Note 3 – Acquisitions and Divestitures within Part I, Item 1 ‘Financial Statements’ in this Quarterly Report on Form 10-Q). The Company records valuation allowances against net deferred tax assets based on whether it is more likely than not that the deferred tax assets will be realized. During the three months ended September 30, 2024 the Company recorded a $37 million valuation allowance related to unrealized capital losses that are not more-likely-than-not to be realized.

Our adjusted income tax rates were 19.7% and 24.3% for the three months ended September 30, 2024 and 2023, respectively, and 21.6% and 22.6% for the nine months ended September 30, 2024 and 2023, respectively. The current-year periods’ adjusted tax rates are lower due to the geographical distribution of profit and additional interest received on a tax refund recognized in the three months ended September 30, 2024.

Free Cash Flow

Free cash flow is defined as cash flows from operating activities less cash used to purchase fixed assets and software for internal use. Free cash flow is a liquidity measure and is not meant to represent residual cash flow available for discretionary expenditures.

Management believes that free cash flow presents the core operating performance and cash generating capabilities of our business operations.

Reconciliations of cash flows from operating activities to free cash flow for the nine months ended September 30, 2024 and 2023 are as follows:

	Nine Months Ended September 30,
	2024	2023
	(in millions)
Cash flows from operating activities	$913	$823
Less: Additions to fixed assets and software for internal use	(106)	(116)
Free cash flow	$807	$707

The increase in free cash flow during the current year was primarily driven by operating margin expansion, partially offset by increased cash outflows related to the Transformation program and discretionary compensation payments in the current year as compared to the prior year.

Critical Accounting Estimates

There were no material changes from the Critical Accounting Estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024, other than the following information regarding the goodwill impairment analysis performed during the three months ended September 30, 2024.

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

Goodwill is tested at the reporting unit level, and the Company has seven reporting units as of October 1, 2024. As discussed in Note 3 — Acquisitions and Divestitures within Part I, Item 1 ‘Financial Statements’ in this Quarterly Report on Form 10-Q, in connection with the planned disposal of TRANZACT, during the three months ended September 30, 2024, the Company recorded a $1.0 billion non-cash goodwill impairment charge on the BDA reporting unit. The BDA reporting unit goodwill after impairment is approximately $1.2 billion. After reflecting the disposal of TRANZACT, the fair value of the remaining reporting unit is estimated to be significantly in excess of its carrying value.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have considered changes in our exposure to market risks during the nine months ended September 30, 2024 and have determined that there have been no material changes to our exposure to market risks from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024. However, we have provided the following information to supplement or update our disclosures on our Form 10-K.

The Company has a global investment policy which is designed to ensure that we maintain diversification of our cash investments throughout the world in order to minimize the risk of loss due to a counterparty failure.

Interest Income on Fiduciary Funds

As described in our Annual Report on Form 10-K, we are exposed to interest rate risk. Specifically, as a result of our operating activities, we receive cash for premiums and claims which we deposit in high-quality bank term deposit and money market funds, on which we earn interest, where permitted. We also hold funds for clients of our benefits accounts businesses. For the benefit funds not invested, cash and cash equivalents are held, on which we earn interest, until the funds are directed by plan participants to either be invested in mutual funds or paid out on their behalf. This interest earned is included in our condensed consolidated financial statements as interest income. These funds are regulated in terms of access and the instruments in which they may be invested, most of which are short-term in maturity. As a result of measures taken by central banks around the world, rates offered on these investments have increased, in some cases significantly, over the course of the last year. This has resulted in the Company recognizing higher interest income over the same period in the prior year. Interest income in the future will be a function of the short-term rates we are able to obtain by currency and the cash balances available to invest in these instruments. Interest income was $43 million and $130 million for the three and nine months ended September 30, 2024, respectively, and $39 million and $106 million for the three and nine months ended September 30, 2023, respectively. At September 30, 2024, we held $2.9 billion of fiduciary funds invested in interest-bearing accounts. If short-term interest rates increased or decreased by 25 basis points, interest earned on these invested fiduciary funds, and therefore our interest income recognized, would increase or decrease by approximately $7 million on an annualized basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2024, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (‘CEO’) and the Chief Financial Officer (‘CFO’), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘Exchange Act’). Based upon that evaluation, our management, including the CEO and CFO, concluded that the our disclosure controls and procedures are effective in providing reasonable assurance that the information required to be included in the periodic reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including the CEO and the CFO, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1 regarding our legal proceedings is incorporated by reference herein from Part I, Item 1 Note 14 — Commitments and Contingencies - Legal Proceedings of the notes to the condensed consolidated financial statements in this Form 10-Q for the quarter ended September 30, 2024.

ITEM 1A. RISK FACTORS

Except as described below, there are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K, filed with the SEC on February 22, 2024. We urge you to read the risk factors contained therein.

The consummation of our pending sale of TRANZACT is subject to certain risks. The pending transaction also creates certain incremental risks for the Company that may negatively affect our operations, financial results or reputation.

Our ability to consummate the pending sale of TRANZACT pursuant to our equity purchase agreement, dated as of September 30, 2024, is subject to important risks, including, but not limited to: the risk that we may not obtain the required regulatory approvals, including under the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976, or satisfy other customary closing conditions required to complete the transaction on its agreed-upon terms and the anticipated schedule, if at all. Other risks of the pending sale of TRANZACT to our operations, financial results or reputation include, but are not limited to: the risk of additional loss upon consummation of the pending transaction as a result of reclassifying TRANZACT’s assets and liabilities as ‘held-for-sale’, which accounting treatment requires us to continue to adjust the net book value of TRANZACT to fair value (less estimated costs to dispose of the business) until the transaction’s closing date; the risk that management’s attention is diverted from other matters during the pendency of the transaction and in the post-closing period; the impact of the announcement and/or the potential impact of the consummation of the pending transaction on relationships, including with employees, suppliers, carriers, clients and competitors; the risk of disruptions from the pending transaction that impact our business; the risk that the pending transaction does not yield the intended outcomes for our strategy, operations and/or financial results; the risk that there may be litigation associated with (or required to compel) consummation of the transaction; and other risks described in our other SEC filings. Failure to consummate the sale of TRANZACT may materially affect our business, financial condition or results of operations.

Our business will be negatively affected if we are not able to anticipate and keep pace with rapid changes in government laws or regulations, or if government laws or regulations decrease the need for our services, increase our costs or limit our compensation.

A material portion of our revenue is affected by statutory or regulatory changes. Some examples of statutory or regulatory changes that could materially impact us are any changes to the U.S. Patient Protection and Affordable Care Act (‘PPACA’), the Healthcare and Education Reconciliation Act of 2010 (‘HCERA’), which we refer to collectively as ‘Healthcare Reform’, or to the Medicare laws and regulations. While the U.S. Congress has not passed legislation replacing or fundamentally amending Healthcare Reform (other than changes to the individual mandate), such legislation, or another version of Healthcare Reform, could be implemented in the future. In addition, some U.S. political candidates and representatives elected to office have expressed a desire to amend all or a portion of Healthcare Reform or otherwise establish alternatives to employer-sponsored health insurance or replace it with government-sponsored health insurance, often referred to as ‘Medicare for All’. If we are unable to adapt our services to potential new laws and regulations, or judicial modifications, with respect to Healthcare Reform or otherwise, our ability to provide effective services in these areas may be impacted. In addition, more restrictive marketing rules or interpretations of the Centers for Medicare and Medicaid Services, or judicial decisions that restrict or otherwise change existing provisions of U.S. healthcare regulation, could have an adverse impact on our healthcare-related businesses.

Furthermore, in the context of our direct-to-consumer sales and marketing solutions, we are subject to various federal and state laws and regulations that prescribe when and how we may market to consumers (including, without limitation, the Telephone Consumer Protection Act and other telemarketing laws and the Medicare Communications and Marketing Guidelines issued by the Centers for Medicare & Medicaid Services (‘CMS’) of the U.S. Department of Health and Human Service). Federal and state legislators and/or regulators recently have expressed concerns about certain existing methods of marketing individual health policies, particularly Medicare Advantage and Medicare Supplement policies, and have held hearings and sought information from us and from competitors. In addition, CMS has recently expanded its regulation and oversight of the marketing of Medicare Advantage policies. Changes to these laws and/or regulations, or increased scrutiny or enforcement by regulators, could negatively affect our ability to market directly to consumers and/or increase our costs or liabilities. In particular, CMS issued a proposed rule for Contract Year 2025 for the Medicare Advantage and Medicare Prescription Drug programs that modifies agent, broker, and other third-party requirements. On April 4, 2024, CMS issued its Contract Year 2025 Medicare Advantage and Part D Final Rule (the ‘CMS 2025 Final Rule’). Among other things, the CMS 2025 Final Rule restructures the compensation that Medicare Advantage and Part D organizations may pay to independent agents and brokers by increasing the amounts paid to them as ‘compensation’ and eliminating administrative payments related to enrollment. Uncertainty exists regarding the interpretation and implementation of the CMS 2025 Final Rule, particularly in light of the recent federal court decision which stayed portions of the CMS 2025 Final Rule relating to the proposed ‘fixed fee’ compensation increase and certain contract-terms restrictions. Depending on how and whether the rule is implemented, the CMS 2025 Final Rule may require changes to the way we are compensated for some of the services that we provide and has the potential to negatively impact the revenue that our Medicare Advantage and Part D insurance businesses may receive if we are unable to adjust our business to account for such changes. This could in turn impact the value of and impairment of goodwill or receivables associated with the business. In addition, in the event that we and insurance carriers interpret the rules in ways deemed incorrect, that may increase the potential for litigation, claims, fines, or other penalties which could have an adverse impact on our Medicare insurance businesses’ financial results. Further, periodic CMS rule changes, including those contained in the CMS 2025 Final Rule, may impact the profitability of Medicare Advantage and Part D plans to the Plan Sponsors, which in turn may impact the amount of compensation paid to agents and brokers for distributing such plans.

In addition, on April 23, 2024, the United States Department of Labor (‘DOL’) released a final rule (the ‘Retirement Security Rule’) that, among other things, expands the definition of an investment advice fiduciary under the Employee Retirement Income Security Act (‘ERISA’) and broadens the scope of advice that must meet fiduciary standards. As we continue to review the Retirement Security Rule, uncertainty exists regarding the Retirement Security Rule’s impact on one or more of our businesses, the conduct of which may become subject to fiduciary standards. Industry trade groups brought legal challenges to the Retirement Security Rule and, in late July 2024, two federal district courts issued stays halting the implementation of the entirety of the Retirement Security Rule until further notice. The DOL has appealed these decisions to the United States Court of Appeals for the Fifth Circuit.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2024, no shares were issued by the Company without registration under the Securities Act of 1933, as amended.

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

The following table presents specified information about the Company’s repurchases of its shares in the third quarter of 2024 and the Company’s remaining repurchase authority.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2024 through July 31, 2024	32,799	$282.24	32,799	3,525,541
August 1, 2024 through August 31, 2024	363,252	$281.41	363,252	3,162,289
September 1, 2024 through September 30, 2024	320,965	$291.05	320,965	2,841,324
	717,016	$285.76	717,016

At September 30, 2024 the maximum number of shares that may yet be purchased under the existing share repurchase plan is 2,841,324, with approximately $837 million remaining on the current open-ended repurchase authority granted by the board. An estimate of the maximum number of shares under the existing authorities was determined using the closing price of our ordinary shares on September 30, 2024 of $294.53.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) None.

(c) Insider Trading Arrangements.

For the quarter ended September 30, 2024, none of the Company’s directors and officers adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any ‘non-Rule 10b5-1 trading arrangement’ as defined under Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Schedule/ Form	Exhibit	Filing Date	Filed Herewith
22.1	List of Issuers and Guarantor Subsidiaries.	10-Q	22.1	July 25, 2024
31.1	Certification of the Registrant’s Chief Executive Officer, Carl A. Hess, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.				X
31.2	Certification of the Registrant’s Chief Financial Officer, Andrew J. Krasner, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.				X
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

Willis Towers Watson Public Limited Company
(Registrant)

/s/ Carl A. Hess		October 31, 2024
Name:	Carl A. Hess	Date
Title:	Chief Executive Officer

/s/ Andrew J. Krasner		October 31, 2024
Name:	Andrew J. Krasner	Date
Title:	Chief Financial Officer

/s/ Joseph S. Kurpis		October 31, 2024
Name:	Joseph S. Kurpis	Date
Title:	Principal Accounting Officer and Controller