Form 10-K
period 2024-12-31
WILLIS TOWERS WATSON PLC
filed 2025-02-25
CIK 1140536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting common equity held by non-affiliates of the Registrant, computed by reference to the last reported price at which the Registrant’s common equity was sold on June 30, 2024 (the last day of the Registrant’s most recently completed second quarter) was $26,561,578,541.

As of February 19, 2025, there were outstanding 99,692,639 ordinary shares, nominal value $0.000304635 per share, of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III will be incorporated by reference in accordance with Instruction G(3) to Form 10-K no later than 120 days after the end of the Company’s fiscal year.

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

INDEX TO FORM 10-K

For the year ended December 31, 2024

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

‘Legacy Willis’ or ‘Willis’

Willis Group Holdings Public Limited Company and its subsidiaries, predecessor to WTW, prior to the Merger of Willis Group Holdings Public Limited Company and Towers Watson & Co. pursuant to the Agreement and Plan of Merger, dated June 29, 2015, as amended on November 19, 2015, and completed on January 4, 2016

‘Legacy Towers Watson’ or ‘Towers Watson’	Towers Watson & Co. and its subsidiaries

‘TRANZACT’	TZ Holdings, Inc. and its subsidiaries, including MG LLC (doing business as TRANZACT)

‘U.S.’	United States

‘U.K.’	United Kingdom

‘Brexit’	The United Kingdom’s exit from the European Union, which occurred on January 31, 2020.

‘E.U.’	European Union or European Union 27 (the number of member countries following the United Kingdom’s exit)

‘U.S. GAAP’	United States Generally Accepted Accounting Principles

‘FASB’	Financial Accounting Standards Board

‘ASC’	Accounting Standards Codification

‘ASU’	Accounting Standards Update

‘SEC’	United States Securities and Exchange Commission

‘EBITDA’	Earnings before Interest, Taxes, Depreciation and Amortization

Disclaimer Regarding Forward-looking Statements

We have included in this document ‘forward-looking statements’ within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. These forward-looking statements include information about possible or assumed future results of our operations or certain considerations relating to our future results. All statements, other than statements of historical facts, that address activities, events or developments that we expect or anticipate may occur in the future, including such things as: our outlook; the potential impact of natural or man-made disasters like health pandemics and other world health crises; future capital expenditures; ongoing working capital efforts; future share repurchases; financial results (including our revenue, costs or margins) and the impact of changes to tax laws on our financial results; existing and evolving business strategies; our ability to execute strategic transactions, including both acquisitions and dispositions, including our ability to receive adequate consideration or any earnout proceeds in return for any dispositions or integrate or manage acquired businesses or effect internal reorganizations; incremental risks relating to the transitional arrangements in effect subsequent to our previously-completed sale of TRANZACT; demand for our services and competitive strengths; strategic goals; the benefits of new initiatives; growth of our business and operations; the sustained health of our product, service, transaction, client, and talent assessment and management pipelines; our ability to successfully manage ongoing leadership, organizational and technology changes, including investments in improving systems and processes; our recognition of future impairment charges; and plans and references to future successes, including our future financial and operating results, short-term and long-term financial goals, plans, objectives, expectations and intentions, including with respect to free cash flow generation, adjusted net income, adjusted operating margin and adjusted earnings per share, are forward-looking statements. Also, when we use words such as ‘may’, ‘will’, ‘would’, ‘anticipate’, ‘believe’, ‘estimate’, ‘expect’, ‘intend’, ‘plan’, ‘continues’, ‘seek’, ‘target’, ‘goal’, ‘focus’, ‘probably’, or similar expressions, we are making forward-looking statements. Such statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. All forward-looking disclosure is speculative by its nature.

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

PART I.

ITEM 1. BUSINESS

The Company

WTW is a leading global advisory, broking and solutions company that provides data-driven, insight-led solutions in the areas of people, risk and capital. Utilizing the global view and local expertise of our approximately 49,000 colleagues serving more than 140 countries and markets, we help organizations sharpen strategies, enhance resilience, motivate workforces and maximize performance. We design and deliver solutions that manage risk, optimize benefits, cultivate talent and expand the power of capital to protect and strengthen institutions and individuals. Working closely with our clients, we uncover opportunities for sustainable success.

Our clients operate on a global and local scale in a multitude of businesses and industries throughout the world and generally range in size from large, major multinational corporations to middle-market domestic and international companies. Our clients include many of the world’s leading corporations, including approximately 96% of the FTSE 100, 89% of the Fortune 1000, and 90% of the Fortune Global 500 companies. We also advise the majority of the world’s leading insurance companies. We work with major corporations, emerging growth companies, governmental agencies and not-for-profit institutions in a wide variety of industries, with many of our client relationships spanning decades. None of the Company’s clients individually represented more than 10% of its consolidated revenue for each of the years ended December 31, 2024, 2023 and 2022. We place insurance with approximately 2,500 insurance carriers, none of which individually accounted for a significant concentration of the total premiums we placed on behalf of our clients in 2024, 2023 or 2022.

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

The Company’s Memorandum and Articles of Association, Corporate Governance Guidelines, Audit Committee Charter, Risk and Operational Oversight Committee Charter, Human Capital and Compensation Committee Charter, and Corporate Governance and Nominating Committee Charter are available on our website, www.wtwco.com, in the Investor Relations section, or upon request. Requests for copies of these documents should be directed in writing to the Company Secretary c/o Office of General Counsel, Willis Towers Watson Public Limited Company, Brookfield Place, 200 Liberty Street, New York, NY 10281.

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

Our strategy is focused on extending and amplifying WTW’s strengths to deliver sustainable growth and profitability.

We believe we can achieve this through executing on our three objectives:

•
Accelerate performance: By executing on the segment growth strategies to strengthen business fundamentals, advance innovative solutions and capitalize on our global footprint.
•
Enhance efficiency: By having a continuous improvement mindset, delivering operating leverage in our segments and leveraging WTW Enterprise Delivery Organization (WE DO) to focus on right work, right place, right tools and real estate optimization.
•
Optimize portfolio: By intentionally managing our portfolio through inorganic and organic investment in areas of strength and deepen our large and high-growth businesses with strategic investments in corporate risk and broking, health and benefits and wealth. Also, by divesting businesses that are no longer a strategic fit or do not have our desired financial profile.

These objectives are enabled by a focused investment framework and capital allocation strategy.

Through this strategy, we aim to grow revenue, improve margins and increase free cash flow, EBITDA and earnings. In turn, we’ll be able to fulfill our shared company purpose – We transform tomorrows.

We care as much about how we work as we do about the impact that we make. This means commitment to our shared purpose and values, a framework that guides how we run our business and serve clients. Our values of client focus, teamwork, integrity, respect and excellence underlie all that we do, and how we behave and interact with each other, our clients and our partners.

For more information about risks to our strategic plans, see Part I, Item 1A Risk Factors of this Form 10-K.

Principal Services

We manage our business across two integrated reportable operating segments: Health, Wealth & Career and Risk & Broking. Below are the percentages of revenue generated by each segment for each of the years ended December 31, 2024, 2023 and 2022. These percentages exclude revenue that has been classified as discontinued operations in our consolidated statements of comprehensive income.

	Year ended December 31,
	2024	2023	2022
Health, Wealth & Career	59%	60%	60%
Risk & Broking	41%	40%	40%

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

Our solutions range from single asset class activity, through complete management of entire pension plan assets including sophisticated liability hedging programs as well as pooled employer plans/Master Trust under our LifeSight branding.

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

Employee Experience — Our Employee Experience business focuses on the provision of solutions including employee insight and listening tools, a technology platform that serves as a gateway for employees and plan participants to access their benefits and career information, communication and change management services.

Revenue for our career-related businesses is partly seasonal in nature, with heightened activity in the second half of the calendar year during the annual compensation, benefits and survey cycles. While these businesses enjoy long-term relationships with many clients, work in some parts of the businesses is project-based and can be sensitive to economic changes. The businesses benefit from regulatory changes affecting our clients that require strategic advice, program changes and communication, the redefinition of jobs, work location and career paths as technology disaggregates work, and the recalibration of pay and the employee experience amidst shifting labor markets.

Benefits Delivery & Outsourcing

Our Benefits Delivery & Outsourcing businesses include Benefits Delivery & Administration (‘BDA’) and Global Outsourcing.

Benefits Delivery & Administration — The BDA business includes Individual Marketplace and Benefits Accounts.

Individual Marketplace — Individual Marketplace offers decision support processes and tools to connect consumers with insurance carriers in private individual and Medicare markets. Individual Marketplace serves employer-based populations through its end-to-end consumer acquisition and engagement platforms, which tightly integrate call routing technology, an efficient quoting and enrollment engine, a customer relations management system and deep links with insurance carriers. By leveraging its multiple distribution channels and diverse product portfolio, Individual Marketplace offers solutions to a broad consumer base, helping individuals compare, purchase and use health insurance products, tools and information for life.

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

With ongoing servicing requirements and multi-year contracts in place, we have high client retention rates. We provide plan administration services in North America, the U.K., Ireland and Germany.

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

Corporate Risk & Broking (‘CRB’)

The CRB business places more than $30 billion of premiums into the insurance markets on an annual basis and delivers integrated global solutions tailored to client needs. This is underpinned by data and analytics through a balanced matrix of global lines of business and local Property and Casualty businesses, across four geographical areas: North America, Great Britain, Western Europe and International. Globally, and across the businesses, our specialized and data-driven approach is underpinned by our risk analytics and climate analytics propositions.

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

Financial Solutions — Financial Solutions provides insurance broking services and specialized risk advice related to credit and political risk. Clients include international banks, commodity traders, export credit agencies and multinational corporations.

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

Human Capital

Colleague experience – Our colleague experience is an important differentiating factor for WTW and a key enabler of our strategy. It is designed to provide colleagues with a strong sense of purpose and belonging where everyone is heard and valued, the opportunity to build great connections with people and leaders, meaningful and interesting work, and opportunities to grow and thrive with recognition and reward in return. This means we strive to foster an inclusive environment where everyone can be their authentic self, where we encourage curiosity, innovation and a continuous improvement mindset and an environment where we are bold in our thinking and care about the impact we have.

Our values, vision, purpose, and Colleague Value Proposition (‘CVP’) — we’re Authentic, Curious and Bold, sets the tone for what to expect at WTW. In addition, our strategic priorities enhance our focus on how to support and improve our colleague experience. We continually build on our CVP through execution of a colleague experience roadmap and a robust portfolio of colleague listening activities to attract, engage and retain the most accomplished and aspiring talent.

Learning & development – We support professional development and personal growth for our talent. Our colleagues take responsibility to develop their expertise, competencies and professional stature, while the Company invests in the tools and opportunities that allow for our colleagues’ continual development. Our digital-first learning approach enables career development for all our colleagues around the world, complemented by business-specific and technical training. Additionally, we offer targeted development programs for early careers, emerging leaders, managers and experienced leaders.

Colleagues – Our success depends on our ability to bring to our clients the most accomplished and aspiring talent in the industry. We provide our colleagues with meaningful long-term careers across our base of full-time (the majority), part-time and seasonal/temporary colleagues to meet the specific needs of our various businesses.

The number of colleagues by segment as of December 31, 2024 is approximated below:

December 31, 2024 (i)
Health, Wealth & Career	25,700
Risk & Broking	16,500
Corporate and Other	6,700
Total Colleagues	48,900

(i)
Health, Wealth & Career’s and Risk & Broking’s colleague totals as of December 31, 2024 include colleagues who provide direct support to the segments and were classified as Corporate in the prior year’s colleague totals.

The number of colleagues by geography as of December 31, 2024 is approximated below:

December 31, 2024
North America	15,100
Europe	15,200
International	18,600
Total Colleagues	48,900

Voluntary turnover excluding TRANZACT colleagues (rolling 12-month attrition) has remained well within target range throughout 2024 (10.9% compared to 10.8% in 2023). Future voluntary turnover trend data will exclude colleagues from our now-divested TRANZACT business, so comparison to prior years’ trends will not be impacted.

Hiring

•
With turnover remaining within target range, business areas are primarily focusing on targeted hiring campaigns for mid-senior level hires to support growth, future succession planning and/or as part of their location strategy.
•
Hiring into the Early Careers programs remained relatively stable and consistent with 2023. The focus remains on building pipelines of high caliber talent through enhanced employer branding and attraction.

Hiring and internal movement statistics, summarized below, consistent with prior years excludes colleagues in TRANZACT as the volumes are material and fluctuate significantly in light of the nature of hiring in that business, which is materially dependent on seasonal colleagues. As discussed in Note 3 — Acquisitions and Divestitures and elsewhere in this Annual Report on Form 10-K, the sale of TRANZACT was completed on December 31, 2024. Because we have historically excluded TRANZACT colleagues from our annual hiring and internal movement statistics, these statistics will remain comparable year-over-year.

•
Hires exceeded 7,800, a decrease of 4% as compared to 2023, primarily attributable to higher-than-typical hiring volumes in 2023 due to Global Service Delivery Center hiring.
•
We continue to have a strong rate of alumni returning to WTW, with rehires representing 7% of total hires in 2024 compared to 6% in 2023.
•
Our continued focus for 2025 will be to increase our global investment in talent across sales and client-facing colleagues.

Inclusion and Diversity (‘I&D’) – Our people strategy guides our actions to make WTW a destination employer for top talent. Our approach to building and sustaining an inclusive and high-performing culture includes a priority focus on:

•
Attraction and retention – Growing the pipeline for talent with a broad range of backgrounds, experiences and perspectives.
•
Development and Promotion – Supporting colleagues in all stages of career development.
•
Culture and Brand – Promoting an inclusive culture and work environment.

Our policies, including our Code of Conduct, require that our employment decisions comply with applicable law.

The following chart reflects global female demographic data and U.S. ethnic and racial demographic data as of December 31, 2024:

Colleague Group	All Colleagues	Senior Leadership (ii)
Female (global)	55.2%	33.6%
Ethnic and racial diversity (U.S. only)
Asian	7.0%	5.9%
Black	15.3%	1.5%
Hispanic	10.1%	2.9%
Other non-white (i)	3.2%	1.2%
Total	35.6%	11.5%

(i)
Other non-white includes American Indian, Native Hawaiian or other Pacific Islander and two or more races.
(ii)
Senior leadership represents 4% of our colleagues and includes those with titles of Managing and Senior Directors.

Our board composition reflects a mix of gender, race, ethnicity, nationality, backgrounds, experiences and skill sets. As of December 31, 2024, 40% of directors identify as female, 10% as LGBT+ and 10% as Black (based on self-identified characteristics). In addition, 75% of our board committee chairs are female and 50% identify as Black or LGBT+. Additionally, 60% of our directors have non-US citizenship.

Total Rewards – We invest significant resources in our most important asset, our colleagues, and having the right total rewards programs to support our colleague experience is an important part of our commitment to being the best company we can be. We offer market competitive rewards in aggregate, aligned to a pay-for-performance culture. Alongside our colleague experience, our total rewards programs position WTW as a magnet for the most accomplished and aspiring talent in the industry.

Our total rewards comprise a wide array of programs, including pay, benefits, share ownership, wellbeing, workplace flexibility, time off, career development opportunities and other aspects of the work environment. At its core, our total rewards programs are designed to:

•
Attract, engage, retain and develop talent with a broad range of backgrounds, experiences, and perspectives;
•
Improve colleague performance and engagement; and
•
Allow for meaningful choice, where appropriate, to address individual needs.

At WTW, we continually assess our total rewards strategy, considering colleague preferences and striving to invest in rewards that provide the greatest return. Insights gathered from colleague listening activities inform focus areas and adjustments that align with our strategic priorities and colleague experience — helping us offer the right mix of meaningful and competitive programs now and in the future to deliver our strategy. For example, in 2024, we launched an employee share purchase plan in several countries and a new recognition hub, a global platform for appreciation and recognition of colleagues.

Work Styles – We have a flexible and adaptable approach to where colleagues work, aligned to the distinct needs of our businesses and leveraging three distinct working solutions: office-based, hybrid and remote. This framework has flexibility at its core and is based on the principle that the work itself drives where and how the work gets done. In-office interactions are encouraged for all colleagues, with some moving to more frequent and regular in-person collaboration, including minimum in-office requirements in some areas of our business. Our flexibility continues to be a key differentiator for us in the market and is an important part of our ongoing strategy to attract, engage and retain top talent.

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

Our major competitors in the insurance consulting and software industry include Milliman, Oliver Wyman (a Marsh & McLennan company), the big four accounting firms (Deloitte LLP, Ernst & Young, PricewaterhouseCoopers, and KPMG), and SunGard. Aon plc, Mercer (a Marsh & McLennan company), Automatic Data Processing and Fidelity are among our largest competitors in the insurance exchange industry. We also compete with the public health insurance exchanges currently run by the U.S. federal and state governments. We also compete with providers of account-based health plans and consumer-directed benefits such as WageWorks and HealthEquity.

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

With regard to the marketplace for active employee exchanges, we believe that clients base their decisions on a variety of factors that include the ability of the provider to deliver measurable cost savings, a strong reputation for efficient execution, a provider’s capability in delivering a broad number of configurations to serve various population segments, and an innovative service delivery model and platform.

For our traditional consulting and risk management services and the rapidly evolving exchange products, we believe we compete favorably with respect to these factors.

Regulation

Our business activities are subject to legal requirements and governmental and quasi-governmental regulatory supervision in all countries in which we operate. Also, such regulations may require individual or company licensing to conduct our business activities. While these requirements may vary from location to location, they are generally designed to protect our clients by establishing minimum standards of conduct and practice, particularly regarding the provision of advice and product information, as well as financial criteria. We are also subject to data privacy regulations that apply to health, medical, financial and other types of personal information belonging to our employees, clients and their employees and other third parties across most jurisdictions, including, among others, the E.U. and U.K. General Data Protection Regulations, the Personal Information Protection Law (‘PIPL’) in China and privacy legislation in certain U.S. states, including the California Privacy Rights Act (‘CPRA’). Sustainable investing and environmental, social and governance initiatives continue to be the focus of increased regulatory scrutiny across jurisdictions, with emerging regulation of greenhouse gas emissions and disclosures of their impact on the climate, including in the state of California, final rules adopted by the U.S. Securities and Exchange Commission, and the E.U. Corporate Sustainability Reporting Directive and other regulations across the E.U. Across many jurisdictions we are subject to various financial crime laws and regulations through our activities, activities of associated persons, the products and services we provide and our business and client relationships. Such laws and regulations relate to, among other areas, sanctions and export control, anti-bribery, anti-corruption, anti-money-laundering and counter-terrorist financing. Similarly, we are subject in many jurisdictions to antitrust laws, which are designed to promote robust competition in the markets in which we participate.

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

Furthermore, as a result of Brexit, the WTW Brexit broking solution (the U.K. branch of Willis Towers Watson SA/NV) was required to seek authorization from the FCA as a third country branch. Full authorization was granted by the FCA on September 29, 2023 following completion of the application process. As a result of full FCA authorization, the branch is no longer operating under the FCA’s Temporary Permissions Regime. The branch is therefore subject to requirements in key areas such as SMCR and is also subject to the supervisory oversight of the Belgian Financial Services & Markets Authority.

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

Information about Executive Officers of the Registrant

The executive officers of the Company as of February 25, 2025 were as follows:

Kristy D. Banas (age 51) - Ms. Banas has served as Chief Human Resources Officer and Head of Marketing and Communications since May 1, 2023. Prior to that, she served as Chief Human Resources Officer from August 16, 2021. She also served as the Senior Director, Global Talent Advisor for Human Capital & Benefits from March 2019 to August 2021 and as Senior Director and Head of Global Total Rewards, HR Integration and the HR Business Office from November 2016 to March 2019. From January 2016 to November 2016, Ms. Banas served as Senior Director and Global HR Leader, WTW Operations and Technology. From July 2011 to January 2016, Ms. Banas served as Senior Vice President, Global HR Director for WTW Corporate Functions, and was the Executive HR Sponsor for Global Operations Improvement. Ms. Banas was Vice President and Global HR Partner with XL Capital/XL Global Services/XL Insurance from November 2001 to June 2011. Ms. Banas has a BS in Business Management from Fairfield University and a partial MS in Human Resource Management from the University of Connecticut.

Lucy Clarke (age 58) - Ms. Clarke has served as the President of Risk & Broking at WTW since July 22, 2024. Previously, she served as President of Marsh JLT Specialty and Global Placement from April 2019 to July 2024. Prior to that, Ms. Clarke was with JLT Group for 17 years, holding diverse leadership roles, including CEO of JLT Global Specialty, the insurance and risk arm of the JLT Group, from April 2018 to April 2019. Ms. Clarke holds a bachelor's degree in English and economics from Vanderbilt University. She also serves as President of the Insurance Institute of London.

Alexis Faber (age 47) - Ms. Faber has served as Chief Operating Officer at WTW since August 30, 2021. Previously, she served as Chief Operating Officer for Corporate Risk & Broking from March 2018 to August 2021. Prior to that, Ms. Faber served as Global Head of Financial Lines since January 2016, Head of FINEX for North America since April 2014, Risk Control and Claim Advocacy Practice Leader for North America since July 2012, Chief Operating Officer for Willis North America since August 2009 and as Chief Operating Officer for the Executive Risks practice since September 2006. Prior to that, Ms. Faber served as Regional Finance Officer for North America since July 2004, and as Financial and Operations Controller for Global Specialties, North America since August 2003. Before joining WTW, Ms. Faber worked in investment banking at Schroder Salomon Smith Barney and at Citigroup. Ms. Faber holds a bachelor’s degree in economics from Williams College and an M.B.A from Columbia Business School.

Matthew S. Furman (age 55) - Mr. Furman has served as General Counsel at WTW since January 4, 2016. Previously, Mr. Furman served as Executive Vice President and Group General Counsel at Willis Group Holdings, where he was a member of the Operating Committee since April 2015. From 2007 until March 2015, Mr. Furman was Senior Vice President, Group General Counsel-Corporate and Governance, and Corporate Secretary for The Travelers Companies, Inc. From 2000 until 2007, Mr. Furman was an attorney at Goldman, Sachs & Co. in New York, where he was Vice President and Associate General Counsel in the finance and corporate legal group. Prior to that, he was in private practice, with almost six years’ experience at Simpson Thacher & Bartlett in New York. Mr. Furman also serves as a Trustee of the Jewish Theological Seminary and a Director of the Legal Aid Society. He previously served as a member of the U.S. Securities and Exchange Commission’s Investor Advisory Committee, where he served on the Executive Committee and chaired the Market Structure Subcommittee. He holds a bachelor’s degree magna cum laude from Brown University and a law degree magna cum laude from Harvard Law School.

Julie J. Gebauer (age 63) - Ms. Gebauer has served as Head of Health, Wealth and Career at WTW since January 1, 2022. Previously, Ms. Gebauer served as Head of Human Capital & Benefits at WTW since January 4, 2016 and, prior to that, as Managing Director of Towers Watson’s Talent and Rewards business segment since January 1, 2010. Beginning in 2002, Ms. Gebauer served as a Managing Director of Towers Perrin and led Towers Perrin’s global Workforce Effectiveness practice and the global Towers Perrin-International Survey Research Corporation line of business. Ms. Gebauer was a member of Towers Perrin’s board of directors from 2003 through 2006. She joined Towers Perrin in 1986 as a consultant and held several leadership positions at Towers Perrin, serving as the Managing Principal for the New York office from 1999 to 2001 and the U.S. East Region Leader for the Human Capital Group from 2002 to 2006. Ms. Gebauer is a Fellow of the Society of Actuaries. Ms. Gebauer graduated Phi Beta Kappa and with high distinction from the University of Nebraska-Lincoln with a bachelor’s degree in mathematics and was designated a Chancellor’s Scholar.

Carl A. Hess (age 63) - Mr. Hess has served as Chief Executive Officer at WTW since January 1, 2022 and, prior to that, served as President since August 16, 2021. Mr. Hess was formerly Head of Investment, Risk and Reinsurance from October 27, 2016 to August 16, 2021. Previously, Mr. Hess served as the Co-Head of North America at WTW since January 4, 2016. Prior to that, Mr. Hess served as Managing Director, The Americas of Towers Watson since February 1, 2014, and before that, he served as the Managing Director of Towers Watson’s Investment business since January 1, 2010. Before his service at Towers Watson, Mr. Hess worked in a variety of roles for over 20 years at Watson Wyatt, lastly as Global Practice Director of Watson Wyatt’s Investment business. Mr.

Hess is a Fellow of the Society of Actuaries and the Conference of Consulting Actuaries and a Chartered Enterprise Risk Analyst. He has a bachelor’s degree cum laude in logic and language from Yale University.

Andrew J. Krasner (age 49) - Mr. Krasner has served as Chief Financial Officer at WTW since September 7, 2021 and co-head of Corporate Development since October 25, 2024. From February 2021 to August 2021, Mr. Krasner served as Chief Financial Officer for Assured Partners. From June 2018 to January 2021, Mr. Krasner was Global Treasurer and Head of M&A of WTW, and from 2012 to June 2018, was Head of M&A, responsible for the M&A, joint venture, divestiture, and strategic investment activity. Mr. Krasner started with Legacy Willis in June 2009 as Senior Vice President, working on the client side with Willis Capital Markets & Advisory between June 2009 to June 2012. Prior to joining WTW, Mr. Krasner was a Principal with Banc of America Securities from October 2003 to June 2009, an Associate with Deutsche Bank from July 2002 to October 2003 and a Senior Associate with PricewaterhouseCoopers from August 1997 to August 2000. Mr. Krasner has a B.S. degree in applied economics and business management and an M.B.A. with distinction from Cornell University. He is also a Certified Public Accountant.

Anne Pullum (age 42) - Ms. Pullum has served as Head of Europe at WTW since August 30, 2021 and co-head of Corporate Development since October 25, 2024. Prior to that, Ms. Pullum served as Head of Western Europe from May 31, 2019 to August 30, 2021 and as the Chief Administrative Officer and Head of Strategy and Innovation since October 27, 2016. Beginning on January 4, 2016, Ms. Pullum served as WTW’s Head of Strategy, where she has played a key role in determining the Company’s strategy and worked across all business segments and functional areas. Previously, Ms. Pullum served as the Head of Strategy for Willis Group since May 2014. Before joining Willis, Ms. Pullum worked at McKinsey & Company, where she served financial services and natural resource clients since October 2010. Prior to that, Ms. Pullum conducted economic research at Greenspan Associates in Washington, D.C. and served as an analyst in the Goldman Sachs Equities Division in London. Ms. Pullum holds an M.B.A. from INSEAD and a bachelor’s degree in international economics from Georgetown University’s School of Foreign Service.

Imran Qureshi (age 54) - Mr. Qureshi has served as Head of North America at WTW since August 30, 2021 and took on the additional role as Head of Integrated & Global Solutions in June 2023. Prior to that, he served as the Co-Leader, U.S. from February 2017 to August 30, 2021. He served as Region Leader, U.S. Midwest from February 2017 to October 2019, and was Market Leader, Greater Chicago and Wisconsin from February 2016 to February 2017. Mr. Qureshi was Managing Consultant of the Chicago office from January 2013 to January 2016, and has been with WTW in other roles since March 1999. Mr. Qureshi is currently a board director at Smithbucklin and The Executives' Club of Chicago. Previously, he was the board chair of the Human Resources Management Association of Chicago, and he served on the M&A Faculty of WorldatWork where he taught M&A and taught the International Benefits Course for the International Foundation of Employee Benefit Plans. In 2004, Mr. Qureshi was honored by Business Insurance magazine as one of ‘40 Under 40 People to Watch’ in the commercial insurance and risk/benefits management services industries. He also has lectured on governance and globalization at The Kellogg School of Management at Northwestern University and The University of Chicago Booth School of Business. Mr. Qureshi holds a bachelor’s degree in pure mathematics and statistics with honors from the University of Manchester in the U.K. and has an actuarial background.

Pamela Thomson-Hall (age 56) - Ms. Thomson-Hall has served as the Head of International at WTW since August 30, 2021. Previously, she served as Head of CEEMEA since July 2018, Managing Director of International since January 2017 and Chief of Staff of International since January 2016. Prior to that, Ms. Thomson-Hall served as Program Director for business integration since September 2014 and before that, as General Counsel of International since April 1999. Prior to joining WTW, Ms. Thomson-Hall worked as a solicitor for Clyde & Co and DLA Piper. Ms. Thomson-Hall holds an LLB from the University College London and completed her LPC at the College of Law.

Board of Directors

A list of the members of the board of directors of the Company as of this date of this Annual Report on Form 10-K and their principal occupations are provided below:

Carl Hess	Dame Inga Beale	Fumbi Chima
Chief Executive Officer	Former Chief Executive Officer of Lloyd’s of London	Former Executive Vice President and Chief Information Officer of Boeing Employees’ Credit Union

Stephen Chipman	Michael Hammond	Jacqueline Hunt
Former Chief Executive Officer of Grant Thornton LLP	Former Chief Executive Officer and Chair, Lockton International Holdings Ltd.	Former Chief Executive Officer of Prudential UK, Europe and Africa

Paul Reilly	Michelle Swanback	Paul Thomas
Executive Chair of the Board and former Chief Executive Officer of Raymond James Financial	Former Chief Executive Officer, TTEC Engage, and President of TTEC Holdings, Inc.	Former Chief Executive Officer of Reynolds Packaging Group

Fredric Tomczyk
Chief Executive Officer of Cboe Global Markets, Inc.

ITEM 1A. RISK FACTORS

Executive Summary of Risk Factors

The following contains a summary of each of our risk factors. For the complete disclosure of each risk factor contained herein, please click on the respective summary.

Strategic and Operational Risks

•
Our success largely depends on our ability to achieve our global business strategy as it evolves, and our results of operations and financial condition could suffer if the Company were unable to successfully establish and execute on its strategy and generate anticipated revenue growth and cost savings and efficiencies.
•
We may not be able to fully realize the anticipated benefits of our strategy or our expected product, service and transaction pipelines.
•
Our ability to successfully manage ongoing organizational changes could impact our business results and may involve significant or evolving costs and/or disruption to the management and/or operations of our business and generate fewer benefits than originally expected.
•
The growth and portfolio optimization elements of our strategy depend, in part, on our ability to execute strategic transactions, including both acquisitions and dispositions. We face risks when we acquire or divest businesses, and we could have difficulty in acquiring, integrating or managing acquired businesses, or with effecting internal reorganizations, all of which could harm our business, financial condition, results of operations and/or reputation.
•
The growth element of our strategy also depends, in part, on organic growth and our ability to develop and grow new and existing areas of our business. We face risks when we invest in new lines of business, products, services and platforms or other areas, which could harm our business, financial condition, results of operations and/or reputation.
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
•
Damage to our business, including to our reputation, arising from, among other things, the failure of third parties on whom we rely to perform services or maintain positive public perceptions, could adversely affect our business, operations and results.
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

Intellectual Property, Technology, Cybersecurity and Data Protection Risks

•
Data and cybersecurity breaches or improper disclosure of confidential company or personal data could result in material financial loss, regulatory actions, reputational harm and/or legal liability.
•
Our inability to comply with complex and evolving laws and regulations related to data privacy and cybersecurity could result in material financial loss, regulatory actions, reputational harm and/or legal liability.
•
Our inability to successfully mitigate and recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm and/or legal liability.
•
Material interruption to or loss of our information processing capabilities or failure to effectively maintain and upgrade our information processing hardware or systems could cause material financial loss, regulatory actions, reputational harm and/or legal liability.

•
Limited protection of our intellectual property could harm our business and our ability to compete effectively, and we face the risk that our services or products may infringe upon the intellectual property rights of others.

Legal, Non-Financial/Regulatory and Compliance Risks

•
From time to time, we receive claims and are party to lawsuits arising from our work, which could materially adversely affect our reputation, business, financial condition or results of operations.
•
We are subject from time to time to inquiries or investigations by governmental agencies or regulators that could have a material adverse effect on our business, financial condition or results of operations.
•
We are subject to political, economic, legal, regulatory, compliance, cultural, market, operational and other risks that are inherent in operating our global businesses.
•
Sanctions imposed by governments, or changes to such sanction regulations (such as sanctions imposed on Russia and China), and related counter-sanctions, could have a material adverse impact on our operations or financial results.
•
Our business will be negatively affected if we are not able to anticipate and keep pace with rapid changes in government laws or regulations, or if government laws or regulations decrease the need for our services, increase our costs or limit our compensation.
•
Our compliance systems and controls cannot guarantee that we comply fully with all applicable federal and state or foreign laws and regulations, and actions by regulatory authorities or changes in applicable laws and regulations in the jurisdictions in which we operate could impact our operations and/or have an adverse effect on our business.
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
•
Increasing scrutiny and changing or competing expectations from government authorities, investors, clients and our colleagues with respect to our sustainability practices can impose additional costs on us or expose us to reputational, litigation or other risks.
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

RISK FACTORS

Investments in our ordinary shares are subject to various risks and uncertainties, including as described in this Item 1A of Part I of our Annual Report on Form 10-K. In addition to the factors discussed elsewhere in this Annual Report on Form 10-K, the following are some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements. These risk factors should be carefully considered in evaluating our business and investing in us. The descriptions below are not the only risks and uncertainties that we face. Additional risks and uncertainties that are presently unknown to us could also affect our financial results, including by impairing our business operations, financial condition, results of operations or the price of our ordinary shares. If any of the risks and uncertainties described below or other risks were to occur, our business operations, financial condition, results of operations or the price of our ordinary shares could be materially and adversely impacted. The risk factors described below are grouped into categories; the headings of these categories are inserted for convenience of reference only and are not intended to be a part of or to affect the meaning or interpretation of any of the risk factors described herein. Many risks affect more than one category, and the risks are not in order of significance or probability of occurrence solely because they have been grouped by categories. With respect to the tax-related consequences of acquisition, ownership, and disposal of ordinary shares, you should consult with your own tax advisors.

Strategic and Operational Risks

Our success largely depends on our ability to achieve our global business strategy as it evolves, and our results of operations and financial condition could suffer if the Company were unable to successfully establish and execute on its strategy and generate anticipated revenue growth and cost savings and efficiencies.

Our future growth, profitability, and cash flows largely depend upon our ability to successfully establish and execute our global business strategy. As discussed under Item 1, ‘Business - Business Strategy’, we seek to be an advisory, broking and solutions provider of choice through an integrated global platform. At the end of 2024, we updated our strategy, as described in this Annual Report on Form 10-K under Item 1. While we have confidence that our strategic plan reflects opportunities that we believe to be appropriate and achievable, our strategy may not deliver projected growth in revenue and profitability due to inadequate execution, incorrect assumptions, global or local economic conditions, competition, changes in the industries in which we operate, sub-optimal resource allocation or other reasons, including the other risks described in this ‘Risk Factors’ section. In addition, our strategy continues to evolve, and it is possible that we will be unable to successfully execute the associated strategy changes, due to factors discussed above or elsewhere in this ‘Risk Factors’ section. In pursuit of our growth strategy, we expect to invest significant time and resources into new product or service offerings, as well as investments in technology and infrastructure to support these offerings, and we may not realize our expected return on these offerings or that these offerings may fail to yield sufficient return to cover the cost of investment. The failure to continually develop and execute optimally on our global business strategy could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to fully realize the anticipated benefits of our strategy or our expected product, service and transaction pipelines.

We have stated certain financial goals, including with respect to our cash flows, our growth and margin targets, and our share repurchases. We have stated, and may in the future state, other goals for future periods. Our initiatives aiming to implement our strategy and to achieve future financial objectives pose potential operational risks and may result in distraction of management and colleagues. We cannot be certain whether we will be able to realize benefits from current revenue-generating or cost-saving initiatives, including our recently-completed Transformation program and our continued strategic efforts to achieve operational efficiencies, and ultimately realize our strategic objectives. Furthermore, we may not repurchase as many of our outstanding shares as anticipated due to market or business conditions or due to other factors, including decisions to prioritize acquisitions, investments or other uses of capital. There can be no assurance that our actual results will meet our stated financial goals.

In addition, our pipeline estimates may prove to be unreliable either in a particular quarter or over a longer period of time. Should we be unable to succeed in our initiatives to drive growth and achieve our financial goals, we may have to delay, scale back or discontinue the development, deployment and commercialization of our products or services or delay our efforts to expand our transaction pipeline. As a result, our ability to deliver continued sustainable and profitable growth may be negatively impacted and financial performance across our segments and geographies may be adversely affected.

Our ability to successfully manage ongoing organizational changes could impact our business results and may involve significant or evolving costs and/or disruption to the management and/or operations of our business and generate fewer benefits than originally expected.

We have in the past few years undergone several significant business and organizational changes, including the conclusion of our multi-year operational Transformation program at the end of fiscal year 2024 and the implementation of a new management and organizational structure, and have other planned or future initiatives aimed at transforming and updating our systems and processes and gaining efficiencies. These initiatives may have adverse impacts on the business or different results than intended. In connection with these future changes, we will manage a number of large-scale and complex projects in furtherance of our strategic objectives, which may include multiple and connected phases dependent on factors that are outside of our control. As a result, we cannot guarantee the success of these projects or initiatives, individually or collectively. Effectively managing these organizational changes (including ensuring that they are implemented on schedule, within budget and without interruption to the existing business, or that transitions to new systems do not create significant control vulnerabilities during the period of transition) is critical to retaining talent, servicing clients and enhancing our business success overall. We may have difficulty attracting, training and retaining the talent that we need to successfully manage these changes. Further, many of the risks described herein increase during periods of significant organizational change and transformation. The failure to effectively manage such risks could adversely impact our resources or our business or financial results.

The growth and portfolio optimization elements of our strategy depend, in part, on our ability to execute strategic transactions, including both acquisitions and dispositions. We face risks when we acquire or divest businesses, and we could have difficulty in acquiring, integrating or managing acquired businesses, or with effecting internal reorganizations, all of which could harm our business, financial condition, results of operations and/or reputation.

Our growth depends in part on our ability to make acquisitions and execute other strategic transactions. We may not be successful in identifying appropriate candidates for acquisitions, dispositions, joint ventures or strategic investments, or consummating such transactions on terms acceptable or favorable to us. We also face additional risks related to acquisitions, including the ability to negotiate transactions on favorable terms, the ability to secure regulatory approval of transactions where required, the ability to successfully integrate them into our existing businesses and culture, and the potential that any acquired business could significantly underperform relative to our expectations. If we are unable to identify and successfully make, integrate and manage acquisitions, our business could be materially adversely affected.

In addition, we face risks related to divesting businesses, including that we may not receive adequate consideration or any earnout proceeds in return for the divested business, we may continue to be subject to the liabilities of the divested business after its divestiture (including with respect to work we might have performed on behalf of the divested business), and we may not be able to reduce overhead or redeploy assets or retain colleagues after the divestiture closes. For example, we completed the divestiture of our then-reinsurance business to Gallagher in 2021 and our sale of the TRANZACT business in 2024, each of which gives rise to such risks, including: in the case of TRANZACT, the risk that such post-closing transition arrangements, which are complex, may impose greater-than-expected costs or liabilities, may give rise to errors in execution or may be distracting to our management; the risk that such a divestiture could cause disruption to our business or our relationships with clients, colleagues, correspondents, suppliers, regulators, competitors and other third parties; the risk that litigation associated with the transaction or with contingent liabilities we have retained, if any, may arise; and other risks detailed in this Annual Report on Form 10-K and in our other SEC filings. We also may not otherwise meet our operational or strategic expectations at all or on the anticipated timeline following the divestiture.

Further, we cannot be certain that our acquisitions will be accretive to earnings or that our acquisitions or joint ventures will otherwise meet our operational or strategic expectations. Acquisitions and joint ventures, such as our recently-announced joint venture with Bain Capital, involve special risks, including the potential assumption of unanticipated liabilities and contingencies and difficulties in integrating acquired businesses or in achieving a successful joint venture. Acquired businesses or joint ventures may not achieve the levels of revenue, profit, or productivity we anticipate or otherwise perform as we expect. In addition, if the operating performance of an acquired business or joint venture deteriorates significantly or capital needs increase, we may need to make additional investments or write down the value of the goodwill and other acquisition-related intangible assets recorded on our consolidated balance sheet.

With respect to any such acquisition transactions or joint ventures, we face risks related to the potential impacts of the transaction on relationships, including with clients, colleagues, correspondents, suppliers, regulators, competitors, and other third parties, as well as the risk related to contingent liabilities (including litigation) potentially creating material liabilities for the Company. The following risks, in addition to those described above, may also adversely affect our ability to successfully implement and integrate these acquisitions or to manage joint ventures: material changes in U.S. and foreign jurisdiction regulations (including those related to the healthcare system and insurance brokerage, pension advisory, and investment services); changes in general economic, business and political conditions in relevant markets, including changes in the financial markets; significant competition in the marketplace; the need to manage potential conflicts of interest; and compliance with extensive and evolving government regulations in the U.S. and in foreign jurisdictions.

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

If acquisitions or joint ventures are not successfully integrated or managed and the intended benefits of the acquisitions or joint ventures are not achieved, our business, financial condition and results of operations could be materially adversely affected, as well as our professional reputation. We also own interests in a number of associated companies and ventures where we do not exercise management control and we are therefore limited in our ability to direct or manage the business to realize the anticipated benefits that we could achieve if we had full ownership.

The growth element of our strategy also depends, in part, on organic growth and our ability to develop and grow new and existing areas of our business. We face risks when we invest in new lines of business, products, services and platforms or other areas, which could harm our business, financial condition, results of operations and/or reputation.

Our business strategy includes the organic growth of our existing operations when we enter into new lines of business or offer new products and services within existing lines of business. We may not be able to effectively execute our organic growth strategy for reasons within and outside of our control. Organic growth presents additional risks, particularly in instances where the markets are heavily regulated, meaningfully competitive with high bars to entry, or new or not fully developed. Such risks include the investment of significant time and resources; the possibility that these efforts will not be successful and could result in reputational damage to us; the possibility that the marketplace does not accept our products or services; the possibility that we are unable to retain clients that adopt our new products or services; and the risk of new or additional liabilities associated with these efforts, including potential errors and omissions or other claims. External factors, such as compliance with new or revised regulations, competitive alternatives and shifting market preferences may also impact the successful implementation of a line of business, product or service. If the entry into businesses, products or services is not successfully integrated into our business, the intended benefits and business development initiatives will not be achieved, which may adversely affect our business, financial condition, results of operations and reputation.

Our business performance and growth plans could be negatively affected if we are not able to develop and implement improvements in technology and effectively apply technology, data and analytics to drive value for our clients through technology-based solutions or gain internal efficiencies through the effective application of technology, analytics and related tools.

Our success depends, in part, on our ability to develop and implement innovative technology, data and analytic solutions that anticipate, lead, keep pace with or respond to rapid and continuing changes in technology both for internal operations, for maintaining industry standards, meeting client preferences and gaining competitive advantage. We may not be successful in anticipating or responding to these developments in a timely and cost-effective manner or in attracting and maintaining personnel with the necessary skills in this area. Our ideas may not lead to the desired internal efficiencies or be accepted in the marketplace. In addition, we may not be able to implement technology-based solutions as quickly as desired if, for example, greater resources are required than originally expected or resources are otherwise needed elsewhere. The effort to gain technological and data expertise and develop new technologies or analytic techniques in our business requires us to incur significant cost and attract qualified technical talent who are in high demand. Our competitors are seeking to develop competing or new technologies, and their success in this space may impact our ability to differentiate our services to our clients through the use of unique technological solutions. If we do not keep up with technological changes or execute effectively on our strategic initiatives, our business and results of operations could be adversely impacted. For example, incorporating artificial intelligence (‘AI’) into certain product offerings is becoming more important in our operations, particularly as our competitors, including new entrants focused on using technology and innovation, such as generative AI, digital platforms, data analytics, robotics and blockchain, seek to simplify and improve the client experience, increase efficiencies, alter business models and effect other potentially disruptive changes in the industries in which we operate. If we fail to keep pace with rapidly evolving AI and other technological developments, our competitive position and business results may be negatively impacted. In certain cases, we may decide, based on perceived business needs, to make investments that may be greater than we currently anticipate. If we cannot offer new technologies or data and analytic services or solutions as quickly or effectively as our competitors, or if our competitors develop more cost-effective technologies or analytic tools, it could have a material adverse effect on our ability to obtain and complete client engagements. There are significant risks involved in our efforts to keep pace with technological developments and no assurance can be provided that the usage of such technology will enhance our business or assist us in being more efficient or profitable. While development and enhancement of our technology systems may improve the efficiency of data analytics and reduce certain costs, there is no assurance that the benefits related to such advancements will outweigh such investment costs or outweigh such risks.

The enhancement and development of technology systems may enhance cybersecurity risks and operational and technological risks, as any latency, disruption or failure in such technological tools could result in errors in analyses and compromise the integrity, security or privacy of generated content. Additionally, the process of integrating technology systems of businesses we acquire is complex and exposes us to additional risk. We may not adequately identify weaknesses in the information systems or information handling, privacy and security policies and protocols of targets, which could expose us to unexpected liabilities or make our own systems and data more vulnerable to cybersecurity incidents. For further discussion of risks relating to these technology systems, please see ‘Data and cybersecurity breaches or improper disclosure of confidential company or personal data could result in material financial loss, regulatory actions, reputational harm and/or legal liability’ below.

We depend on our technology systems for conducting business, as well as for providing the data and analytics we use to manage and administer our business. As a result, our business success is dependent on maintaining the effectiveness of existing technology systems and on continuing to develop and enhance technology systems that support our business processes and strategic initiatives in a cost- and resource-efficient manner, particularly as our business processes become more digital.

We have a number of strategic initiatives involving investments in technology and infrastructure to support our own systems as well as partnerships with technology companies. These investments can be costly and require significant capital expenditures, and such investment may not be profitable or may be less profitable than what we have experienced historically. In addition, investments in technology systems may not deliver the benefits or perform as expected or may be replaced or become obsolete more quickly than expected, which could result in operational difficulties or additional costs. In some cases, we also depend on our partners and key vendors to provide technology and other support for these and other strategic initiatives. If these partners or vendors fail to perform their obligations as we expect them to do or at all or such partners or vendors otherwise cease to work with us, our ability to execute on our strategic initiatives, and our business and results of operations, could be adversely impacted.

Business Environment Risks

Macroeconomic trends, including inflation, changes in interest rates and trade policies, as well as political events, trade and other international disputes, war, terrorism, natural disasters, public health issues and other business interruptions, can adversely affect our business, results of operations or financial condition.

Global economic events and other factors, such as accommodative monetary and fiscal policy, have contributed to significant inflation in many of the markets in which we operate over time. In particular, inflation in the United States, Europe and other geographies has recently risen to levels not experienced in decades and we have seen, and may continue to see, its impact on various aspects of our business. In some cases, such inflation has had, or could have in the future, a negative effect on our operations and financial condition. In order to combat inflation and restore price stability, a number of central banks around the world raised interest rates and, as inflation has moderated, have begun to reduce them. Potential trade wars, including tariffs and retaliatory actions, also may contribute to inflation and/or hinder economic growth. If interest rates fluctuate and/or inflation rates or trade barriers increase, economic growth in a number of markets where we do business may be hindered and may continue to have far-reaching effects on the global economy. Weakness in the economy and the possibility of a global recession has had, and may continue to have, a negative effect on our business and financial condition, including on the value of our ordinary shares. Additionally, fluctuations in short-term interest rates in our major markets can impact our interest income derived from the investment of our owned and fiduciary cash.

Moreover, U.S. and global economic conditions have the potential to create market uncertainty and volatility. Such general economic conditions, such as inflation, stagflation, political volatility, costs of labor, cost of capital, interest rates and tax rates, affect our operating and general and administrative expenses, and we have no control or limited ability to control such factors. If our costs grow significantly in excess of our ability to raise revenue, our margins and results of operations may be materially and adversely impacted and we may not be able to achieve our strategic and financial objectives. These conditions also affect our clients’ businesses and the markets that they serve and may reduce demand for our services, increase demands for pricing accommodations or cause a higher rate of delays in the collection of, or losses on, our accounts receivable, which could adversely affect our results of operations.

Major public health issues have adversely affected, and could in the future materially adversely affect, our business, results of operations and/or financial condition. The future impact of a public health crisis will depend on future developments that we are unable to predict. Public health issues could continue to disrupt, possibly materially, our business operations and services that we provide or impact our business operations and results in the future.

We are exposed to various risks arising out of natural disasters, including fires (such as the recent wildfires in southern California), earthquakes, hurricanes, floods and tornadoes, many of which could be exacerbated by climate change. These consequences could, among other things, implicate other risks described herein, including without limitation: business continuity risks; human capital risks; regulatory and reputational risks; and risks relating to alleged errors and omissions in performing client work, and thereby adversely impact our business, results of operations or financial condition.

Additionally, U.S. and global markets are affected by geopolitical conflict in highly unpredictable ways and are currently experiencing volatility and disruption as a result of the ongoing war between Russia and Ukraine and the Middle East conflicts. These ongoing wars and other geopolitical conflicts could lead to further market disruptions and could have a material adverse effect on our business, prospects, financial condition and operating results.

Further, a slowdown in the global economy, including a recession, or in a particular region or industry, inflation or a tightening of the credit markets could negatively impact our business, financial condition and liquidity, including by way of inhibiting our continued access to preferred sources of liquidity when we would like or by our increasing our borrowing costs. In particular, tightening of the credit markets could limit our ability to obtain external financing to fund our operations and capital expenditures, if and when needed. In addition, we could experience losses on our holdings of cash and investments due to failures of financial institutions and other parties. Thus, a deterioration or prolonged period of negative or stagnant macroeconomic conditions in the U.S. and globally could adversely affect our business, results of operations or financial condition.

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

Our results of operations are affected directly by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets that they serve. For example, any changes in U.S. trade policy (including any increases in tariffs or any retaliatory actions that result in a trade war), recessionary conditions in some of the markets where we do business, inflationary conditions, ongoing stock market volatility or an increase in, or unmet market expectations with respect to, interest rates could adversely affect the general economy. As a result, global financial markets may continue to experience disruptions, including increased volatility and reduced credit availability, which could substantially impact our results. While it is difficult to predict the consequences of any deterioration in global economic conditions on our business, any significant reduction or delay by our clients in purchasing our services or insurance or making payment of premiums could have a material adverse impact on our financial condition and results of operations. In addition, the potential for a significant insurer to fail, to be downgraded or to withdraw from writing certain lines of insurance coverage that we offer our clients could negatively impact overall capacity in the industry, which could then reduce the placement of certain lines and types of insurance and reduce our revenue and profitability. The potential for an insurer to fail or be downgraded could also result in errors and omissions claims by clients.

In addition, the markets for our principal services are highly competitive. Our competitors include other insurance brokerage, human capital and risk management consulting and actuarial firms, and the human capital and risk management divisions of diversified professional services, insurance, brokerage and accounting firms and specialty, regional and local firms.

Competition for business is intense in all of our business lines and in every insurance market, and some competitors have greater market share in certain lines of business than we do. Some of our competitors have greater financial, technical and marketing resources than us, which could enhance their ability to finance acquisitions, fund internal growth and respond more quickly to professional and technological changes. This gap in resources between us and some of our competitors has increased as they have made acquisitions. New competitors, as well as increasing and evolving consolidation or alliances among existing competitors, have created and could continue to create additional competition and could significantly reduce our market share further, resulting in a loss of business for us and a corresponding decline in revenue and profit margin. In order to respond to increased competition and pricing pressure, we may have to lower our prices, which would also have an adverse effect on our revenue and profit margin.

In addition, existing and new competitors (whether traditional competitors or non-traditional competitors, such as technology companies) may continue to develop competing technologies or product or service offerings. Any new technology or product or service offering (including insurance companies selling their products directly to consumers or other insureds) that reduces or eliminates the need for intermediaries in insurance sales transactions could have a material adverse effect on our business and results of operations. Further, the increasing willingness of clients to either self-insure or maintain a captive insurance company, and the development of capital markets-based solutions and other alternative capital sources for traditional insurance needs, could also materially adversely affect us and our results of operations. See ‘Our business performance and growth plans could be negatively affected if we are not able to develop and implement improvements in technology and effectively apply technology, data and analytics to drive value for our clients through technology-based solutions or gain internal efficiencies through the effective application of technology, analytics and related tools’ above for further discussion on the impact that technological developments have on our business, operations and financial condition.

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

Damage to our business, including to our reputation, arising from, among other things, the failure of third parties on whom we rely to perform services or maintain positive public perceptions, could adversely affect our business, operations and results.

Maintaining a positive reputation is critical to our ability to attract and maintain relationships with clients and colleagues. Damage to our reputation could therefore cause significant harm to our business and prospects. Harm to our reputation can arise from numerous sources, including, among others: colleague misconduct; litigation or regulatory action; failure to deliver minimum standards of service and quality; compliance failures; and allegations of conflicts of interest and unethical behavior. Such harm could also arise from negative public opinion or political conditions arising from our association with third parties in any number of activities or circumstances. Negative perceptions or publicity, whether or not true, may result in harm to our prospects. In addition, the failure to deliver satisfactory service and quality performance, on time and within budget, in one line of business could cause clients to terminate the services we provide to those clients in many other lines of business. This risk has increased as the Company has become larger and more complex and as we take on increasingly complicated projects for our clients (such as complex outsourcing engagements and technology solutions development/implementation projects that require a significant amount of dedicated personnel, resources and expenses).

In addition, as part of providing services to clients and managing our business, we not only depend on a number of third-party service providers and suppliers today, but we expect to engage the services of new third parties in the future as our strategy evolves. Our ability to perform effectively depends in part on the ability of these service providers to meet their obligations, as well as on our effective oversight of their performance. The quality of our services could suffer, or we could be required to incur unanticipated costs if our third-party service providers do not perform as expected or their services are disrupted. This could have a material adverse effect on our reputation as well as our business and results of operations.

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

Our success has depended, and our future performance will continue to depend, largely upon the ongoing services of our executive officers, senior management, and other highly skilled personnel. We have relied on our leadership team to execute on our business plan, for strategy, growth, research and development, marketing, sales, provision, maintenance, and support of our products and services, and general and administrative functions, and on mission-critical individual contributors. From time to time, our executive management team and the groups of skilled individual contributors may change from the hiring or departure of executive officers or such contributors, which could disrupt our business. The employment-related agreements with our chief executive officer and certain of our executive officers (to the extent our officers are party to such agreements) and other key personnel will not require them to continue to work for us for any specified period; therefore, they could terminate their employment at any time. The loss of one or more of our executive officers, senior management members, or other key colleagues (including any limitation on the performance of their duties) could significantly delay or prevent the achievement of our development and strategic objectives.

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

Our success depends on our ability to attract, retain and motivate qualified personnel, including key managers and colleagues. In addition, our success largely depends upon our colleagues’ abilities to generate business and provide quality services. Our ability to provide services our clients demand requires such skills and training, in insurance, actuarial, human resources and other areas, which are also in high demand among our competitors. The market for talent in our industry is extremely competitive, and competitors for talent increasingly attempt to hire, and to varying degrees have been successful in hiring, our colleagues or employment candidates. In particular, our colleagues’ business relationships with our clients are a critical element of obtaining and maintaining client engagements. Labor markets have continued to tighten globally, and we have experienced intense competition and increased costs for certain types of colleagues, especially as new entrants in the insurance business (among others) continue to expend significant resources in their own hiring. Also, in the past, we have lost colleagues who manage substantial client relationships or possess substantial experience or expertise; if we lose additional colleagues such as those, or if we lose a large number of other colleagues, it could result in such colleagues competing against us. It may take longer than expected to hire new colleagues to replace those who have left or these new colleagues may be subject to restrictive covenants from former employers that impact the amount of business they can generate while those covenants are in effect. Further, the increased availability of remote working arrangements has also expanded the pool of companies that can compete for our colleagues and employment candidates. Our business strategy requires us to attract, onboard and retain individuals relevant for those efforts and we may not be able to do that successfully. The failure to successfully attract and retain qualified personnel could materially adversely affect our ability to secure and complete engagements or could disrupt our business or cause increased operational risk, which would materially adversely affect our results of operations and prospects.

Failure to maintain our corporate culture, including in a remote or hybrid work environment, could damage our reputation.

We aim to foster a culture that is based on a strong client focus with an emphasis on teamwork, integrity, mutual respect and a drive for excellence. Our colleagues are the cornerstone of this culture, and acts of misconduct by any colleague, and particularly by senior management, could erode trust and confidence and damage our reputation among existing and potential clients and other stakeholders. Our business is managing people, risk and capital, and our success depends on our ability to develop and promote an ethical culture of trust, integrity and other important qualities in which our colleagues are comfortable speaking up about potential misconduct. While we do not believe we have experienced any material adverse cultural impacts as a result of our remote and hybrid work environment, this may manifest over time. As a result, remote and hybrid work arrangements may negatively impact our ability to maintain and promote our culture and increase related risks.

Intellectual Property, Technology, Cybersecurity and Data Protection Risks

Data and cybersecurity breaches or improper disclosure of confidential company or personal data could result in material financial loss, regulatory actions, reputational harm and/or legal liability.

We depend on information technology networks and systems to process, transmit and store electronic information and to communicate among our locations around the world and with our alliance partners, insurance carriers/markets, clients and third-party vendors. We also maintain our clients’ confidential and proprietary information and the personal data of their customers and employees. Our information systems, and those of our third-party service providers and vendors, are vulnerable to an increasing threat of continually evolving cybersecurity risks. We regularly experience cyberattacks and are the target of computer viruses, hackers, distributed denial of service attacks, malware infections, ransomware attacks, phishing and spear-phishing campaigns, and other external hazards, as well as improper or inadvertent workforce behavior, which could expose confidential company and personal data systems and information, including information of our customers and employees, to security breaches. Further, the advance of generative AI may give rise to additional vulnerabilities and potential entry points for cyber threats. With generative AI tools, threat actors may have additional tools to automate breaches or persistent attacks, evade detection, or generate sophisticated phishing emails or other forms of digital impersonation. In addition, increasing use of generative AI models in our internal systems may create new attack methods for adversaries. Because generative AI is a new field, our understanding of cybersecurity risks resulting from generative AI and protection methods continues to develop, and features that rely on generative AI, including in services provided to us by third parties, may be susceptible to unanticipated cybersecurity threats from sophisticated adversaries and other cybersecurity incidents.

Many of the software applications that we use in our business are licensed from, and supported, upgraded and maintained by, third-party vendors. Our third-party applications include, but are not limited to, enterprise cloud storage and cloud computing application services provided and maintained by third-party vendors. These third-party applications store or may afford access to confidential and proprietary data of the Company, our colleagues and our clients. We have processes designed to require third-party vendors that provide information technology (‘IT’) outsourcing, offsite storage and other services to agree to maintain certain standards with respect to the storage, protection and transfer of confidential, personal and proprietary information, but our processes cannot eliminate all risk of compromise or unauthorized access or use of such information in the event of a breakdown of a vendor’s data protection processes, a data breach due to the intentional or unintentional non-compliance by a vendor’s employee or agent, or as a result of a cyber-attack on the product, software or information systems of a vendor in our software supply chain. Any compromise of the product, software, data or infrastructure of a Company vendor, including a software or IT vendor in our supply chain, has and could again, result in the compromise of Company data or infrastructure or result in material operational disruption, although no such known previous compromise has been material to our business or financial results. Further, the risk and potential impact of a data breach on our third-party vendors’ products, software or systems increase as we move more of our data and our clients’ data into our vendors’ cloud storage, engage in IT outsourcing, and consolidate the group of third-party vendors that provide cloud storage or other IT services for the Company. Over time, the frequency, severity and sophistication of the attacks against us and our vendors have increased, including due to the use of AI for purposes of cybercrime, and the broader range of threat actors, including state-sponsored actors and hacker activists.

We and our vendors regularly experience cybersecurity incidents, including successful attacks from time to time, and we expect that to continue going forward. While we have experienced successful attacks by various types of hacking groups in which personal and commercially sensitive information, belonging to the Company or its clients, has been compromised, none of these cybersecurity incidents or attacks to our knowledge have been material to our business or financial results. Cybersecurity incidents include those resulting from human error or malfeasance, implantation of malware and viruses, phishing and spear-phishing attacks, unauthorized access to our information technology networks and systems, and unauthorized access to data or individual account funds through fraud or other means of deceiving our colleagues, clients, third-party service providers and vendors. We cannot ensure that such cybersecurity incidents or attacks will not have a material impact on our business or financial results in the future. When required by law, we have notified individuals, clients and/or relevant regulatory authorities (such as insurance and financial services regulators and privacy regulators) of such cybersecurity incidents or attacks.

We maintain policies, procedures and administrative, physical and technological safeguards and controls (such as, where in place, multifactor authentication and encryption of data in transit and at rest) designed to protect the security and privacy of the data in our custody and control. However, such safeguards are time-consuming and expensive to deploy broadly and are not necessarily always in place or effective, and we cannot entirely eliminate the risk of data security breaches, improper access to, takeover of or disclosure of confidential company or personally identifiable information. We may not be able to detect and assess such issues, or implement appropriate mitigation or remediation, in a timely manner. We are engaged in an ongoing effort to enhance our protections against such attacks; this effort will require significant expenditures, take time to execute and may not be successful. Our technology may fail to adequately secure the private information we hold and protect it from theft, computer viruses, hackers or inadvertent loss.

As has happened in the past, if any person, including any of our current or former colleagues, intentionally or unintentionally fails to comply with, disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, fines, regulatory enforcement, and/or criminal prosecution. Prior instances of such activity have not been material to our business or financial results. Unauthorized disclosure of sensitive or confidential client, supplier or colleague data, whether through systems failure, accident, colleague negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems or those we develop for our clients, whether by our colleagues or third parties, could result in significant additional expenses (including expenses relating to incident response and investigation, remediation work, notification of data security breaches and costs of credit monitoring services), negative publicity, operational disruption, legal liability and/or damage to our reputation, as well as require substantial resources and effort of management, thereby diverting management’s focus and resources from business operations.

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

We have implemented and regularly review and update processes and procedures to protect against fraud and unauthorized access to and use of secured data and to prevent data loss. The ever-evolving threats mean that we and our third-party service providers and vendors must continually evaluate, adapt, enhance and otherwise improve our respective systems and processes, especially as we grow our mobile, cloud and other internet-based services. There is no guarantee that such efforts will be adequate to safeguard against all fraud, data security breaches, unauthorized access, operational impacts or misuses of data. For example, our policies, colleague training (including phishing prevention training), and procedures and technical safeguards have not prevented or detected all improper access to confidential, personal or proprietary information by colleagues, vendors or other third parties with otherwise legitimate access to our systems, although, to date, such known improper access has not been material to our business or financial results. In addition, we may not be able to implement such efforts as quickly as desired if, for example, greater resources are required than originally expected or resources and management’s focus are insufficient. Any future significant compromise or breach of our data security or fraud, whether external or internal, or misuse of client, colleague, supplier or company data, could result in additional significant costs, lost revenue opportunities, disruption of operations and service, fines, lawsuits, and damage to our reputation with our clients and in the broader market.

For further discussion of the commercial risks related to the cybersecurity and data protection technology we use, please see ‘Our business performance and growth plans could be negatively affected if we are not able to develop and implement improvements in technology and effectively apply technology, data and analytics to drive value for our clients through technology-based solutions or gain internal efficiencies through the effective application of technology, analytics and related tools’ above. In addition, please see Part I, Item 1C Cybersecurity of this Form 10-K.

Our inability to comply with complex and evolving laws and regulations related to data privacy and cybersecurity could result in material financial loss, regulatory actions, reputational harm and/or legal liability.

We are subject to numerous laws and regulations in the U.S. and foreign jurisdictions, only certain of which are named here, designed to protect the personal information of client and company constituents and suppliers. These laws often develop in ways we cannot predict, and some laws may be in conflict with one another. This may significantly increase our cost of doing business, particularly as we expand our localization efforts. In addition, we may not be readily able to achieve compliance with the requirements of certain privacy and data security laws and regulations within the required periods for compliance. Certain laws and regulations we are subject to prohibit or restrict the transmission of data outside of certain countries’ borders, and certain others impose heightened obligations on specific categories of sensitive personal information, such as health or financial information. These laws have significantly increased our responsibilities when handling personal data including, without limitation, requiring us: to conduct privacy impact assessments or data protection impact assessments; to restrict the transmission or cross border transfers of data; to adopt and maintain new privacy policies and notices; and to publicly disclose significant data breaches.

For example, we are subject to the European Union’s General Data Protection Regulation (the ‘E.U. GDPR’), violations of which may result in possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher). Furthermore, following Brexit, we became subject to the U.K.’s Data Protection Act (together with the E.U. GDPR, the ‘GDPR’). In June 2021, the European Commission formally approved an adequacy decision for the U.K. on data protection in which they deemed the U.K.’s data protection regime sufficient to protect E.U. personal data, but the U.K. is considering changes to the Data Protection Act and there is no guarantee that the European Commission will continue to retain its adequacy decision with respect to U.K. data protection law in the future. Additionally, legal developments in Europe have created complexity and regulatory compliance uncertainty regarding certain transfers of personal information from the European Economic Area to the U.S. For example, a July 2020 judgment by the Court of Justice of the European Union on Schrems II invalidated the E.U.-U.S. Data Privacy Shield and on July 10, 2023, the European Commission adopted a new adequacy decision on the E.U.-U.S. Data Privacy Framework (‘Data Privacy Framework’). The Data Privacy Framework created new privacy obligations allowing personal information to be transferred from the E.U. to U.S. entities who have self-certified under the framework. We currently rely on a mixture of mechanisms to lawfully transfer personal data from our U.K. and E.U. businesses to the U.S. and other countries, with standard contractual clauses being the preferred transfer mechanism. As supervisory authorities issue enforcement actions and further guidance on personal information export mechanisms, including circumstances where the standard contractual clauses cannot be used, we could suffer additional costs, or become subject to complaints, regulatory investigations and/or fines. Moreover, if we are otherwise unable to transfer personal information between and among countries and regions in which we operate, it could affect the manner in which we provide our services and could adversely affect our financial results.

Additionally, U.S. states continue to adopt comprehensive state-level privacy laws, which began with the California Consumer Privacy Act (‘CCPA’) (effective January 1, 2020), as amended by the California Privacy Rights Act (‘CPRA’) (effective on January 1, 2023). These laws generally provide consumers with certain rights (including rights to correct their data, limit the use and disclosure of sensitive personal information, and opt out of the sharing of personal information for certain targeted behavioral advertising purposes), and require companies to make detailed disclosures to residents of those states about their data collection, use and sharing practices.

The Company is also subject to data privacy laws and regulations that apply to the collection, storage and use of personal health information, including, without limitation, the U.S. Health Insurance Portability and Accountability Act of 1996 (‘HIPAA’), enforced by the Office for Civil Rights within the Department of Health and Human Services, and the New York State Department of Financial Services’ cybersecurity regulations outlining required security measures for the protection of data, and numerous U.S. and foreign marketing and telecommunications laws and regulations designed to protect consumers from unwanted or fraudulent communications. A violation of any such law may lead to litigation or regulatory liability, including substantial financial damages or fines. The burdens imposed by the U.S. state-level privacy laws and other laws that may be enacted at the federal and state level in the future may require us to modify our data processing practices and policies and to incur substantial costs in order to comply with these laws and to investigate and defend against potential private class-action litigation or litigation brought by regulatory authorities. We expect that other U.S. states and other countries will continue to implement their own data privacy and data security laws. The People’s Republic of China and India, among other countries, have enacted stringent data protection laws that, among other things, may restrict data transfers out of each of those countries.

Additionally, as a part of our efforts to implement innovative technology, data and analytic solutions, we may invest in and develop technologies such as AI, digital platforms, data analytics, robotics and blockchain. The technologies underlying such technological innovations and their use cases are rapidly developing, and remain subject to existing laws, including privacy, consumer protection and federal equal opportunity laws. As a result, it is not possible to predict all the legal, operational or technological risks related to the use of these technological innovations. Moreover, these technologies are the subject of evolving review by various regulatory agencies, including the SEC and the U.S. Federal Trade Commission, and changes in the regulation of the use these technological innovations may adversely affect our ability to use them in a manner that is cost- and resource-effective, the nature of which cannot be determined at this time.

The evolving and potentially conflicting interpretations of these laws and regulations in the U.S and abroad, as well as laws applicable to the Company that are not named in these risk factors, may restrict the manner in which we provide services to our clients, divert resources from other important initiatives, increase the risk of non-compliance, impose significant compliance and other costs that are likely to increase over time, and increase the risk of fines, lawsuits or other potential liability, all of which could have a material adverse effect on our business and results of operations. Our failure to adhere to or successfully develop processes in response to legal or regulatory requirements, including legal or regulatory requirements that may be developed or revised due to economic or geopolitical changes such as Brexit, and changing customer expectations in this area, could result in substantial legal liability and impairment to our reputation or business.

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

Our inability to successfully mitigate and recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm and/or legal liability.

We are exposed to various risks arising out of disasters and business continuity problems, such as fires (such as the recent wildfires in southern California), earthquakes, hurricanes, terrorist attacks, acts of war or civil unrest, pandemics, security breaches, ransomware or destructive malware attacks, power loss, telecommunications failures or other natural or man-made disasters. Should we experience such an event, we may incur operational challenges, and our continued success will depend, in part, on the availability of our personnel, our office facilities, our outsourcing providers or other vendors, access to data, and the proper functioning of our computer, telecommunication and other related systems and operations.

A disaster or business continuity problem of a significant scale or affecting certain of our key operating areas within or across regions, or our inability to successfully recover from such an event, particularly if any of these problems occur during peak times, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm, damaged client relationships or legal liability.

Material interruption to or loss of our information processing capabilities or failure to effectively maintain and upgrade our information processing hardware or systems could cause material financial loss, regulatory actions, reputational harm and/or legal liability.

Our business and our capacity to serve our clients depend on effective information systems, including the effective storage, retrieval, processing and management of information. Maintaining and enhancing existing systems and developing and creating new systems and products in order to keep pace with evolving technologies and evolving industry and regulatory standards requires significant financial and other resources. We aim to be at the forefront of a range of technology options relevant to our business and staying ahead of the technology offered by our competitors, and attracting, developing and retaining skilled individuals in the cybersecurity space.

The market for such qualified individuals is competitive and we may be unable to hire the talent needed to mitigate the foregoing risks.

In addition, many of the software applications, including enterprise cloud storage and cloud computing application services, that we use in our business are licensed from, and supported, upgraded and maintained by, third-party vendors. We are significantly increasing our use of such cloud services and expect this to continue over time. These third-party applications store confidential and proprietary data of the Company, our clients and our colleagues. A suspension or termination of certain of these licenses or the related support, upgrades and maintenance could cause temporary system delays or interruptions that could adversely impact our business. We also, from time to time, acquire other companies or divest certain of our existing businesses and companies, which requires us to manage complex integrations or dissolutions of information systems or the transfer of information from one system to another, and we may fail to identify, mitigate and address vulnerabilities in our targets’ information systems or in integrated components of our respective information systems. These transactions may make us more susceptible to cyberattacks and could result in the theft of Company intellectual property, the compromise of Company, colleague, and client data or operational disruption.

Any finding that the data we rely on to run our business is inaccurate or unreliable, that we fail to maintain effective and efficient systems (including through a telecommunications failure, failure to replace or update redundant or obsolete computer hardware, applications or software systems, or the loss of skilled people with the knowledge needed to operate our systems), or that we experience cost overruns, delays, or other disruptions, could result in material financial loss, regulatory action, reputational harm or legal liability.

Limited protection of our intellectual property could harm our business and our ability to compete effectively, and we face the risk that our services or products may infringe upon the intellectual property rights of others.

We cannot guarantee that trade secret, trademark, and copyright law protections, or our internal policies and procedures regarding our management of intellectual property, are adequate to deter misappropriation of our intellectual property (including our software, which may become an increasingly important part of our business). Existing laws of some countries in which we provide services or products may offer only limited protection of our intellectual property rights. Also, we may be unable to detect the unauthorized use of our intellectual property and take the necessary steps to enforce our rights, which may have a material adverse impact on our business, financial condition or results of operations. We cannot be sure that our services and products, or the products of others that we offer to our clients, do not infringe on the intellectual property rights of third parties, and we may have infringement claims asserted against us or our clients. These claims may harm our reputation, result in financial liability, consume financial resources to pursue or defend, and prevent us from offering some services or products. In addition, these claims, whether with or without merit, could be expensive, could require significant time and resource expenditure, and could divert management’s focus from business operations. Successful challenges against us could require us to modify or discontinue our use of technology or business processes where such use is found to infringe or violate the rights of others, or require us to purchase licenses from third parties, any of which could adversely affect our business, financial condition and operating results.

Legal, Non-Financial/Regulatory and Compliance Risks

From time to time, we receive claims and are party to lawsuits arising from our work, which could materially adversely affect our reputation, business, financial condition or results of operations.

Our business depends in large part on our relationships with clients and our reputation for high-quality services. Clients that become dissatisfied with our services may terminate their business relationships with us, and clients and third parties that claim they suffered damages caused by our services may bring lawsuits against us. Actual and potential claims, lawsuits, investigations and other proceedings against us principally relate to alleged errors and omissions in connection with the provision of our services or the placement of insurance and reinsurance in the ordinary course of business, though we face other types of claims, lawsuits, investigations and proceedings outside of errors and omissions claims from time to time. See Note 15 - Commitments and Contingencies within Item 8 of this Annual Report on Form 10-K for examples of claims to which we are subject.

Because we often assist our clients with matters involving substantial amounts of money and complex regulatory requirements, including actuarial services, asset management, technology solutions development and implementation and the placement of insurance coverage, claims against us generally allege our potential liability for all or part of the substantial amounts in question. The nature of our work, particularly our actuarial services, necessarily involves the use of assumptions and the preparation of estimates relating to future and contingent events, the actual outcome of which we cannot know in advance. Our actuarial and brokerage services also rely on substantial amounts of data provided by clients, the accuracy and quality of which we cannot ensure. In addition, computational, software programming or data management errors occur from time to time in connection with the services we provide to clients. Clients may seek to hold us responsible for our alleged failures to comply with legal or professional duties. For example, if a client alleged that we failed to comply with legislative requirements as part of our actuarial work and these failures in turn led to an increase in pension scheme liabilities, such a client may seek to bring a claim against us which could materially adversely affect our reputation, business or financial condition.

Clients may seek to hold us responsible for alleged errors or omissions relating to any of the brokerage advice and services we provide, including when claims they submit to their insurance carriers are disputed or denied. This risk is likely to be higher in circumstances, where there are significant disputes between clients and insurance carriers over coverage and clients allege claims against us. In other cases, clients may allege that we have failed entirely to procure insurance coverage consistent with their instructions, and although we have established internal processes and controls to prevent such omissions, we cannot guarantee that these processes will always work as intended. Risk of errors or omissions may be higher in circumstances where we have significant numbers of departures or new joiners or other disruptions to our business, such as changes in ways of working. Such risks may also be higher in parts of our business that are not well-integrated with the rest of the Company for reasons of geography, culture, language, historical practice or other circumstances. Given that many of our clients have very high insurance policy limits to cover their risks, alleged errors and omissions claims against us arising from disputed or denied claims are often significant. Moreover, in certain circumstances, our brokerage, investment and certain other types of business may not limit the maximum liability to which we may be exposed for claims involving alleged errors or omissions. As such, we do not have limited liability for the work we provide to the associated clients.

Further, given that we frequently work with large pension funds and insurance companies as well as other large clients, relatively small percentage errors or variances can create significant financial variances and may result in significant claims for unintended or unfunded liabilities. The risks from such variances or errors could be aggravated in an environment of declining pension fund asset values and insurance company capital levels. In almost all cases, our exposure to liability with respect to a particular engagement is substantially greater than the revenue opportunity that the engagement generates for us.

Clients may seek to hold us responsible for the financial consequences of variances between assumptions and estimates and actual outcomes or for errors. For example, in the case of pension plan actuarial work, a client’s claims might focus on the client’s alleged reliance on actuarial assumptions that it asserts in hindsight were unreasonable and, based on such reliance, the client made benefit commitments that it may later claim are not affordable or funding decisions that result in plan underfunding if and when actual outcomes vary from actuarial assumptions.

We also continue to create new products and services (including a new managing general underwriter and increasingly complex technology solutions) and to grow the business of providing products and services to institutional investors, financial services companies and other clients. The risk of claims from these lines of business and related products and services may be greater than from our core products or services, and such claims may be for significant amounts as we take on increasingly complicated projects, including those with complex regulatory requirements.

We also provide advice on both asset allocation and selection of investment managers. Increasingly, for many clients, we are responsible for making decisions on both of these matters, or we may serve in a fiduciary capacity, either of which may increase liability exposure. In addition, the Company offers affiliated investment funds, including in the U.S. and Ireland, with plans to launch additional funds over time. Given that our Investments business may recommend affiliated investment funds or affirmatively invest such clients’ assets in such funds under delegated authority, this may increase our liability exposure. We may also be liable for actions of managers or other service providers to the funds. Further, for certain clients, we are responsible for some portions of cash and investment management, including rebalancing of investment portfolios and guidance to third parties on the structure of derivatives and securities transactions. Asset classes may experience poor absolute performance, and investment managers may underperform their benchmarks; in both cases the investment return shortfall can be significant. Clients experiencing this underperformance, including from our affiliated investment funds, may assert claims against us, and such claims may be for significant amounts. In addition, our failure to properly execute our role can cause monetary damage to our clients or such third parties for which we might be found liable, and such claims may be for significant amounts. As we continue to expand this business geographically and by way of new product, service, and advisory offerings we will be subject to additional contractual exposures and obligations with investors, asset managers, and third-party service providers, as well as increased regulatory exposures. Overall, our ability to contractually limit our potential liability may be restrained in certain jurisdictions or markets or in connection with claims involving breaches of fiduciary duties or other alleged errors or omissions.

The ultimate outcome of all of the above matters cannot be ascertained and liabilities in indeterminate amounts may be claimed or imposed on us. In addition, our insurance coverage may not be sufficient in type or amount to cover us against such liabilities. It is thus possible that future results of operations or cash flows for any particular quarterly or annual period could be materially adversely affected by an unfavorable resolution of these matters. In addition, these matters continue to divert management and personnel resources away from operating our business. Even if we do not experience significant monetary costs, there may be adverse publicity associated with these matters that could result in reputational harm to the industries we operate in or to us in particular that may adversely affect our business, client or colleague relationships. Defending against these claims can involve potentially significant costs, including legal defense costs.

We are subject from time to time to inquiries or investigations by governmental agencies or regulators that could have a material adverse effect on our business, financial condition or results of operations.

We have been and may continue to be subject to inquiries and investigations by federal, state, international, or other governmental agencies regarding aspects of our clients’ businesses and/or our own businesses, including (but not limited to) regulated businesses such as our insurance brokerage, Benefits, Delivery and Administration (‘BDA’) reporting unit, and investment advisory services. Such inquiries or investigations can consume significant management time and result in regulatory sanctions, fines or other actions as well as significant legal fees, which could have a material adverse impact on our business, results of operations and liquidity. Also, we face additional regulatory scrutiny as we expand our businesses geographically and as we increase the scope of new products and services that we offer.

All of these items reflect an increased focus by government agencies (in the U.K., U.S., and elsewhere) on various aspects of the operations and affairs of our businesses. We are unable to predict the outcome of these inquiries or investigations. Any proposed changes that result from these investigations and inquiries, or any other investigations, inquiries or regulatory developments, or any potential fines or enforcement action, could materially adversely affect our business and our results of operations.

We are subject to political, economic, legal, regulatory, compliance, cultural, market, operational and other risks that are inherent in operating our global businesses.

We continue to expand our businesses and operations into new regions throughout the world, including emerging markets. In conducting our businesses and maintaining and supporting our global operations, we are subject to political, economic, legal, regulatory, compliance, cultural, market, operational and other risks. The possible effects of political, economic, financial and climate change related disruptions throughout the world could have an adverse impact on our businesses and financial results. These risks include:

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

Sanctions imposed by governments, or changes to such sanction regulations (such as sanctions imposed on Russia and China), and related counter-sanctions, could have a material adverse impact on our operations or financial results.

International conflicts and related geopolitical tensions increase the risk of sanctions impacting our business. In February 2022, Russia invaded Ukraine, which led to a series of economic and other sanctions on Russia imposed by the U.S., the E.U., the U.K., and other authorities. There also continue to be diplomatic and trade tensions between the U.S. and China, which have been exacerbated by Chinese military exercises around Taiwan, and which could lead to an increase in sanctions and the implementation of other trade measures. There has been an increase in U.S. sanctions designations in relation to Russia and China and counter-sanctions from both Russia and China in response to these sanctions. Additionally, in October 2023, conflict escalated in the Middle East between Israel and Hamas, and subsequently Hezbollah and Iran. Sanctions issued in response to these Middle East conflicts could have an adverse impact on our operations.

Sanctions imposed by the U.S., the E.U., the U.K. and other authorities on Russia, as well as Russian counter-sanctions, are extensive. Russian actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. The ramifications of the hostilities and sanctions, however, may not be limited to Russia and Russian companies but may spill over to and negatively impact other regional and global economic markets (including Europe and the United States), companies in other countries (particularly those that have done business with Russia) and various sectors, industries and markets for securities and commodities globally, such as oil and natural gas. Accordingly, the actions discussed above and the potential for a wider conflict could increase financial market volatility and could cause severe negative effects on regional and global economic markets, industries and companies. In addition, retaliatory actions and other countermeasures by Russia, including cyberattacks and espionage against other countries and companies around the world, including where we do business, may negatively impact such countries and companies like us. The extent and duration of the Russian actions or future escalation of such hostilities, the extent and impact of existing and future sanctions, market disruptions and volatility, and the result of any diplomatic negotiations cannot be predicted.

Touchpoints with sanctioned individuals, entities or locations can be difficult to identify and, given the increased scope and complexity of sanctions and the manual and varied nature of some of our processes, there is an increased risk of non-compliance. A number of volatile geopolitical events are likely to affect the implementation of sanctions such as the escalation of sanctions towards Belarus, Russia's invasion of Ukraine, the Israel-Hamas conflict, negotiations between the E.U., U.S. and Iran over a new nuclear deal, as well as continuing tensions between the U.S. and China with their sanctions and subsequent counter-sanctions. Some of these jurisdictions, such as China, may include significant businesses for us. As a result, we cannot predict the impacts of any changes in the U.S., E.U., U.K. or other sanctions, and whether such changes could have a material adverse impact on our operations or financial results.

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

Given the uncertainties relating to legal, statutory and regulatory changes that affect health insurance plans across the globe, the impact is difficult to determine, but it could have material negative effects on us, including:

•
increasing our competition;
•
reducing or eliminating the need for health insurance agents and brokers or demand for the health insurance that we sell;
•
decreasing the number of types of health insurance plans that we sell, as well as the number of insurance carriers offering such plans;
•
causing insurance carriers to change the benefits and/or premiums for the plans they sell; or
•
causing insurance carriers to reduce the amount they pay for our services or change our relationship with them in other ways.

Any of these effects could materially harm our business and results of operations. And, if such legal, statutory or regulatory changes do occur, or if insurance carriers decide to limit our ability to sell their plans or determine not to sell individual health insurance plans altogether, our business, results of operations and financial condition would be materially harmed.

Our compliance systems and controls cannot guarantee that we comply fully with all applicable federal and state or foreign laws and regulations, and actions by regulatory authorities or changes in applicable laws and regulations in the jurisdictions in which we operate could impact our operations and/or have an adverse effect on our business.

Our activities are subject to extensive regulation under the laws of the U.S., the U.K., the E.U. and its member states, and the other jurisdictions around the world in which we operate. In addition, we own an interest in a number of associates and companies where we do not exercise management control. Regulators across the world also continue to seek to regulate brokers, fund managers and investment advisers who operate in their jurisdictions. The foreign and U.S. laws and regulations applicable to our operations are complex, continually evolving and may increase the costs of regulatory compliance, limit or restrict the products or services we sell or subject our business to the possibility of regulatory actions or proceedings. These laws and regulations include insurance and financial industry regulations, antitrust and competition laws, economic and trade sanctions laws relating to countries and regions in which certain subsidiaries do business or may do business (‘Sanctioned Jurisdictions’) such as Crimea, the Luhansk People’s Republic and the Donetsk People’s Republic (and other occupied territories of Ukraine), Cuba, Iran, Russia, Sudan, Syria and Venezuela, anti-corruption laws such as the FCPA, the U.K. Bribery Act 2010, and similar local laws prohibiting corrupt payments to governmental officials and the Foreign Account Tax Compliance provisions of the Hiring Incentives to Restore Employment Act in the U.S., as well as laws and regulations related to data privacy, artificial intelligence, cybersecurity and telemarketing. Because of changes in regulation and company practice, our non-U.S. subsidiaries are providing more services with connections to various countries, including some Sanctioned Jurisdictions, that our U.S. subsidiaries are unable to perform.

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

The ways in which insurance intermediaries are compensated receive scrutiny from regulators in part because of the potential for anti-competitive behavior and conflicts of interest. We could suffer significant financial or reputational harm if we fail to properly identify and manage any such potential conflicts of interest or allegations of anti-competitive behavior. Conflicts of interest exist or could exist any time the Company or any of its colleagues have or may have an interest in a transaction or engagement that is inconsistent with our clients’ interests. This could occur, for example, when the Company is providing services to multiple parties in connection with a transaction. In addition, as we provide more solutions-based services, there is greater potential for conflicts with advisory services. Managing conflicts of interest is an important issue for the Company which can be a challenge for a large and complex company such as ours. Due to the broad scope of our businesses and our client base, we regularly address potential conflicts of interest, including, without limitation, situations where our services to a particular client or our own investments or other interests are in conflict, or are perceived to be in conflict, with the interests of another client. If conflicts of interest are not carefully managed, it could lead to failure or perceived failure to protect the client’s interests, with attendant regulatory and reputational risks that could materially adversely affect us and our operations. There is no guarantee that all potential conflicts of interest will be identified, and undetected conflicts may result in damage to our professional reputation and result in legal liability, which may have a material adverse effect on our business. Identifying conflicts of interest may also prove difficult as we continue to bring systems and information together and integrate newly acquired businesses. We may not be able to adequately address such conflicts of interest.

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

In addition, the Company offers affiliated investment funds, with plans to launch additional funds over time. Given that our Investments business may recommend affiliated investment funds or affirmatively invest such clients’ assets in such funds under delegated authority, there may be a perceived conflict of interest. While the Company has processes, procedures, and controls in place intended to mitigate any such potential conflicts, such controls may not be effective and any public perception that our controls are not effective, regardless of whether such perception is based in fact, could trigger regulatory inquiries or could impact client demand and the business’ financial performance. In addition, underperformance by our affiliated investment funds could lead to lawsuits by clients that were invested in such funds.

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

Increasing focus on ESG matters has and will continue to result in the adoption of legal and regulatory requirements that may be designed to mitigate, among other things, the effects of climate change on the environment and ensure sustainable supply chains, which require additional disclosure and reporting. As a result of our global operations, we can be subject to conflicting regulatory requirements from which conflicts may be exacerbated in markets with anti-ESG regulations. If new laws or regulations are more stringent than or conflict with current legal or regulatory requirements, we may experience increased compliance burdens and costs to meet such obligations. In addition, our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or may not meet the expectations of investors or other stakeholders. From time to time we may set, change or withdraw commitments or goals relating to sustainability (i.e., our ESG efforts relating to our internal operations) or our membership or support for certain sustainability-related organizations or initiatives. Our ability to develop and achieve our sustainability commitments and goals are subject to numerous risks, many of which are outside of our control, such as: the availability and cost of low- or non-greenhouse gas-intensive energy sources; infrastructure and technologies; evolving regulatory requirements affecting sustainability standards or disclosures; the sustainability posture of others in our value chain such as suppliers and other counterparties; and the availability and reliability of information upon which we determine our commitments, goals, and achievements.

Our processes and controls for reporting sustainability matters across our operations are evolving along with standards for identifying, measuring and reporting sustainability metrics, including sustainability-related disclosures that may be required by the SEC, European and other regulators, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals on a timely basis or at all. Methodologies for reporting sustainability data may be updated and previously-reported sustainability data may be adjusted to reflect: improvement in availability, measurement or quality of data, changing assumptions and use of estimates, changes in the nature and scope of our operations and other changes in circumstances. As we work to prepare to comply with new and amended applicable legal and regulatory requirements, including European Sustainability Reporting Standards under the E.U. Corporate Sustainability Reporting Directive (‘CSRD’), the E.U. Corporate Sustainability Due Diligence Directive, California’s Health and Safety Code as amended by S.B. 219 and IFRS Sustainability Standards issued by the International Sustainability Standards Board that may become applicable to us in our global operations, as well as focus on our own sustainability assessments and priorities, we may disclose additional metrics against which we may measure ourselves or be measured and tracked by others over time. We cannot predict future legal, regulatory and other developments in these areas, and any changes to the regulatory framework or our disclosure obligations could also negatively impact our business and results.

Increasing scrutiny and changing or competing expectations from governmental authorities, investors, clients and our colleagues with respect to our sustainability practices can impose additional costs on us or expose us to reputational, litigation or other risks.

There is increased and sometimes conflicting focus, including from governments, non-governmental organizations, investors, colleagues and clients, on sustainability matters such as environmental stewardship, climate change, inclusion and diversity, racial justice and workplace conduct. Negative public perception, adverse publicity or negative comments in social media and other forums could damage our reputation if we do not, or are not perceived to, adequately or appropriately address any one or more of these issues. Any harm to our reputation relating to sustainability matters could impact colleague engagement and retention and the willingness of clients and others to do business with us. In addition, with anti-ESG regulations and sentiment present in some of our markets, we could experience reduced revenue and reputational harm if we are targeted by government actors, private groups or influential individuals who disagree with our public positions on social or environmental issues, including our membership or commitments to sustainability-related organizations or initiatives. Similarly, we could become the target of litigation or investigations initiated by government authorities or private actors alleging that our sustainability-related activities are anti-competitive, discriminatory or otherwise unlawful.

Disclosures around our sustainability-related activities combined with increased demand for and scrutiny of sustainability-related strategies and advice may increase the risk that we could be perceived as, or accused of, making inaccurate or misleading statements, commonly referred to as ‘greenwashing,’ or that we have otherwise violated regulations. We may also face heightened scrutiny if we provide advice to our clients on or otherwise advocate in favor of particular sustainability strategies but do not implement them within our own business. Such perceptions or accusations could damage our reputation, result in litigation or regulatory enforcement actions and adversely affect our business.

Investors, in particular, have increased their emphasis on the sustainability practices of companies across all industries, including with respect to climate and human capital management. Certain investors have developed their own sustainability ratings while others use third-party benchmarks or scores to measure a company’s sustainability practices and make investment decisions or otherwise engage with the company to influence its practices in these areas. Additionally, our clients may evaluate our sustainability practices and/or request that we adopt certain sustainability-related policies in order to work with us. Also, organizations that provide ratings information to certain investors on sustainability-related matters may assign unfavorable ratings to the Company, which may lead to negative investor sentiment and the diversion of investment capital to other companies or industries, which could have a negative impact on the price of our ordinary shares and our costs of capital.

New government regulations could also result in new or more stringent forms of sustainability oversight and new mandatory and voluntary reporting, diligence and disclosure and related assurance. These new laws, rules and regulations could affect our operations or require significant expenditures.

As the nature, scope, and complexity of sustainability reporting, diligence and disclosure requirements expand, we may have to undertake additional costs to control, assess and report on sustainability metrics. Any failure or perceived failure, whether valid or not, to meet expectations or metrics, whether such expectations or metrics are set by us or by investors or other stakeholders, or to any other failure to make progress in this area on a timely basis, or at all, could negatively impact our reputation and our business.

Finally, in addition to the management, reporting, diligence and disclosure obligations governing our ESG practices, we are exposed to the business, operational and financial risks arising out of natural disasters, many of which could be exacerbated by climate change. See the Risk Factor under the heading ‘Macroeconomic trends, including inflation, changes in interest rates and trade policies, as well as political events, trade and other international disputes, war, terrorism, natural disasters, public health issues and other business interruptions, can adversely affect our business, results of operations or financial condition’ for more information.

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

We believe we have implemented appropriate arrangements for the continued servicing of client business in the countries most affected. However, various significant risks remain in relation to the effects of the post-Brexit arrangements between the E.U. and U.K. including the following, among others:

•
the risk that regulators in the U.K. or E.U. may issue amended guidance or regulations in relation to those solutions (including any amended E.U. regulatory guidance in connection with the use of third-country branches of E.U.-domiciled insurance intermediary entities, whether following supervisory statements such as that issued by European Insurance and Occupational Pensions Authority (‘EIOPA’) on February 3, 2023 or otherwise) or that we fail to gain regulatory authorizations which could affect our business, operations or strategic plans;
•
the risk that we may require further changes to client contract terms and have to address additional regulatory requirements, including with respect to data protection and privacy standards;
•
the risk over time of a loss of key talent, or an inability to hire sufficient and qualified talent, or the disruption to client servicing as a result of a need to relocate talent or roles or both between or within the E.U. and the U.K. as the regulatory and business environment changes following Brexit;
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

WTW had total consolidated debt outstanding of approximately $5.3 billion as of December 31, 2024, and our related interest expense was $259 million for the year ended December 31, 2024.

Although management believes that our cash flows will be sufficient to service this debt, there may be circumstances in which required payments of principal and/or interest on this level of indebtedness may:

•
require us to dedicate a significant portion of our cash flow to payments on our debt, thereby reducing the availability of cash flow to fund capital expenditures, to pursue other acquisitions or investments, to buy back Company shares, to pay dividends and for general corporate purposes;
•
limit our flexibility in reacting to changes or challenges relating to our business and industry; and
•
put us at a competitive disadvantage against competitors who have less indebtedness or are in a more favorable position to access additional capital resources.

The terms of our current financings also include certain limitations. For example, the agreements relating to our debt arrangements and our revolving credit facility contain numerous operating and financial covenants, including requirements to maintain minimum ratios of consolidated EBITDA to consolidated cash interest expense and maximum levels of consolidated funded indebtedness to consolidated EBITDA, in each case subject to certain adjustments. The operating restrictions and financial covenants in our credit facility do, and any future financing agreements may, limit our ability to finance future operations or capital needs or to engage in other business activities.

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

In addition, under the indentures for our 4.400% senior notes due 2026, our 4.650% senior notes due 2027, our 4.500% senior notes due 2028, our 2.950% senior notes due 2029, our 5.350% senior notes due 2033, our 6.125% senior notes due 2043, our 5.050% senior notes due 2048, our 3.875% senior notes due 2049 and our 5.900% senior notes due 2054, if we experience a ratings decline together with a change of control event, we would be required to offer to purchase these notes from holders unless we had previously redeemed those notes. We may not have sufficient funds available or access to funding to repurchase tendered notes in that event, which could result in a default under the notes. Any future debt that we incur may contain covenants regarding, among other things, repurchases in the event of a change of control triggering event.

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

In addition, we have a substantial amount of goodwill on our consolidated balance sheet as a result of acquisitions we have completed. We review goodwill for impairment annually or whenever events or circumstances indicate impairment may have occurred, including an impairment that resulted in goodwill impairment charges of $1.0 billion on our BDA reporting unit during the year ended December 31, 2024 in connection with the completed sale of TRANZACT. Application of the impairment test requires judgment, including the identification of reporting units, assignment of assets, liabilities and goodwill to reporting units and the determination of the fair value of each reporting unit. A significant deterioration in a key estimate or assumption or a less significant deterioration to a combination of assumptions, or the sale of a part of a reporting unit, could result in an impairment charge in the future, which could have a significant adverse impact on our reported earnings.

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

We account for certain joint ventures or other significant investments in businesses under the equity method of accounting. This means that our share of net income or loss in the investee increases or decreases, as applicable, the carrying value of the investment. By operating a business through this arrangement, we do not have the same level of control over operating decisions as we would if we owned the business outright. We recognize these types of equity method investments within other assets on the consolidated balance sheets and their proportionate share of earnings in other income/(loss), net in the consolidated statements of operations. As a result, the amount of net equity income recognized from these investments can vary substantially from period to period. Any losses experienced by these entities could cause significant variations in our quarterly operating results and the value of our investment.

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

The Company is organized as a holding company, a legal entity that is separate and distinct from our operating subsidiaries. As a holding company without significant operations of our own, we are dependent upon dividends and other payments from our operating subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligations, for paying dividends to shareholders, for repurchasing our ordinary shares and for corporate expenses. Legal and regulatory restrictions, foreign exchange controls, as well as operating requirements of our subsidiaries, may limit our ability to obtain cash from these subsidiaries. For example, Willis Limited, our U.K. brokerage subsidiary regulated by the FCA, is currently required to maintain $90 million in unencumbered and available financial resources, of which at least $57 million must be in cash, for regulatory purposes. In the event our operating subsidiaries are unable to pay dividends and other payments to the Company, we may not be able to service debt, pay obligations or pay dividends on, or repurchase, our ordinary shares. In the event we are unable to generate cash from our operating subsidiaries for any of the reasons discussed above, our overall liquidity could deteriorate.

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

For example, in August 2022, the U.S. enacted the Inflation Reduction Act of 2022 (‘IRA’), which, among other effects, creates a new corporate alternative minimum tax of at least 15% on adjusted financial statement income for certain corporations with average book income of more than $1 billion. The book minimum tax applied to us beginning in 2023 and did not have a material impact on our effective tax rate.

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

Finally, on October 8, 2021, the OECD announced an international agreement with more than 140 countries to implement a two-pillar solution to address tax challenges arising from digitalization of the economy. The agreement introduced rules that would result in the reallocation of certain taxing rights over multinational companies from their home countries to the markets where they have business activities and earn profits, regardless of physical presence (‘Pillar One’) and introduced a global corporate minimum tax of 15% for certain large multinational companies starting in 2024 (‘Pillar Two’). On December 20, 2021, the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting released the Model Global Anti-Base Erosion rules (the ‘OECD Model Rules’) under Pillar Two. On December 12, 2022, E.U. member states reached an agreement to implement Pillar Two which agreement requires E.U. member states to enact domestic legislation to put Pillar Two into effect. In 2023, many E.U. countries enacted the necessary legislation (based on the OECD Model Rules) to implement Pillar Two in 2024. Ireland, in particular, enacted Pillar Two by signing Finance (No. 2) Bill 2023 into law in December 2023. Other countries and territories have indicated they will introduce Pillar Two beginning in 2025.

These changes, when enacted and implemented by various countries in which we do business, could increase uncertainty and may adversely affect our tax rate and cash flow in future years.

Risks Related to Being an Irish-Incorporated Company

The laws of Ireland differ from the laws in effect in the United States and may afford less protection to holders of our securities.

It may not be possible to enforce court judgments obtained in the U.S. against us in Ireland, based on the civil liability provisions of the U.S. federal or state securities laws. In addition, there is some uncertainty as to whether the courts of Ireland would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liability provisions of the U.S. federal or state securities laws or hear actions against us or those persons based on those laws. We have been advised that the U.S. currently does not have a treaty with Ireland providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any U.S. federal or state court based on civil liability, whether or not based solely on U.S. federal or state securities laws, would not automatically be enforceable in Ireland.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

WTW’s management is responsible for the day-to-day management of risks, and the board, including through its committees, is responsible for understanding and overseeing the various risks facing WTW. As a professional services firm providing advice, broking and solutions in the areas of people, risk and capital, and often involving confidential and sensitive information, cybersecurity risk management is an integral part of our enterprise risk management (‘ERM’) strategy.

Cybersecurity Risk Management and Strategy

Increased global cybersecurity vulnerabilities, threats and more sophisticated and targeted cyber-related attacks pose an ongoing risk to the security of our information systems and networks. WTW seeks to manage cybersecurity risks consistent with its general approach to ERM. As further described below, our cybersecurity risk management program is coordinated by cross-functional teams. Technology and cyber risks that meet certain thresholds are escalated and tracked by the ERM team within the WTW Risk function.

WTW has been certified by ISO 27001 and identifies, categorizes and manages cyber risks according to frameworks such as SOC 2 - Type 2 and the National Institute of Standards and Technology (‘NIST’) Framework. Additionally, WTW undertakes vulnerability scanning, and engages third parties from time-to-time to conduct penetration testing to help WTW identify and reduce the threat of known and emerging cybersecurity risks.

Board Oversight and Governance

WTW’s board of directors has delegated the oversight of cybersecurity risks to the Risk and Operational Oversight Committee (the ‘Risk Committee’), which was recently formed following the completion of the three-year term of the Operational Transformation Committee. The Risk Committee assists the board of directors in its oversight of the ERM framework, policies, and practices used by WTW to identify, assess, and manage WTW’s key operational risks, including without limitation: cybersecurity, technology, information security, privacy, and artificial intelligence risk. WTW’s Chief Information Security Officer (‘CISO’) and Global Head of Technology report to the Risk Committee on cybersecurity matters, including key risks. The Risk Committee reports to the board of directors at each formal board meeting and the board of directors discusses those reports.

Management Oversight and Governance

Management plays an important role in assessing and managing WTW’s material risks from cybersecurity threats. The CISO is responsible for designing and implementing a security program and strategy. WTW's CISO has served in various roles in information technology and information security for over 33 years, including serving as CISO of several public companies. The CISO holds undergraduate and graduate degrees in mathematics and strategic information systems and has attained the professional certification of

Certified Information Systems Security Professional. The CISO reports to the Global Head of Technology. WTW’s Global Head of Technology has served in various roles in information technology for over 25 years. The Global Head of Technology holds a graduate degree in business.

As part of the WTW cybersecurity program, cross-functional teams throughout WTW, including enterprise risk management, operational resilience, legal, compliance and information security, coordinate to monitor, consider, and, when appropriate, address cybersecurity threats and respond to cybersecurity incidents. Through ongoing communications among these teams, the CISO, the Global Head of Technology, and other members of senior management, as appropriate, are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity threats and incidents and escalate such threats and incidents as appropriate through the processes described in more detail below.

WTW’s cybersecurity program is an ongoing process designed to identify, assess and manage WTW’s risk exposures over the short-, intermediate- and long-term. Management’s cybersecurity risk management strategy and processes include the following areas of focus:

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
•
Technical Safeguards: WTW seeks to continuously improve implemented technical safeguards that are designed to protect WTW’s information systems. Standards include controls for access management, cyber threat and incident management, data security, encryption, human resource security, network and device security, secure asset management, secure system development, security operations and third-party security. While WTW seeks to maintain adequate controls, they may not always be effective or at the level of maturity that the Company ultimately wishes to maintain. See Part I, Item 1A Risk Factors under the heading ‘Data and cybersecurity breaches or improper disclosure of confidential company or personal data could result in material financial loss, regulatory actions, reputational harm and/or legal liability’ for more information about WTW’s technical controls, management, mitigation, and security practices as well as the risks related thereto.
•
Education and Awareness: WTW’s policy requires annual, mandatory privacy and information security training for all WTW colleagues.
•
Third-Party Risk Management: WTW’s risk management strategy includes a risk management process focused on third-party service providers and other parties with which we engage that is intended to align with the technology security key controls across the organization.
•
Threat Intelligence: Through its regular monitoring processes, WTW obtains intelligence on cyber threats relevant to the Company at strategic, operational and tactical levels to help inform and reassess its cybersecurity risk management priorities.

Material Effects of Cybersecurity Incidents

Although we and our vendors regularly experience cybersecurity incidents, we do not believe that risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected our business strategy, results of operations or financial condition. However, there is no guarantee that a future cyber incident would not materially affect our business strategy, results of operations or financial condition. To learn more about risks from cybersecurity threats, review the risk factors included in Part I, Item 1A Risk Factors in this Annual Report on Form 10-K, as updated by WTW’s subsequent SEC filings. The risks described in such filings are not the only risks facing WTW. Additional risks and uncertainties not currently known or that may currently be deemed to be immaterial also may materially adversely affect WTW’s business, financial condition or results of operations.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Share Data

Our ordinary shares trade on the NASDAQ Global Select Market under the symbol ‘WTW’ as of January 10, 2022. As of February 24, 2025, there were 958 shareholders of record of our ordinary shares, not including those ordinary shares held in street or nominee name.

Dividends

We normally pay dividends on a quarterly basis to shareholders of record on March 31, June 30, September 30 and December 31. In February 2025, the board of directors approved a quarterly cash dividend of $0.92 per share ($3.68 per share annualized rate), which will be paid on or around April 15, 2025 to shareholders of record as of March 31, 2025.

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

Performance Graph

Comparison of Five-Year Cumulative Total Shareholder Return

The graph below depicts cumulative total shareholder returns for WTW for the period from December 31, 2019 through December 31, 2024.

The graph also depicts the total return for the S&P 500 and for a peer group for WTW comprised of Aon plc, Arch Capital Group Ltd., Arthur J. Gallagher & Co., Automatic Data Processing, Inc., Booz Allen Hamilton Holding Corporation, Brown & Brown Inc., Cognizant Technology Solutions Corporation, Fidelity National Financial, Inc., Fidelity National Information Services, Inc., First American Financial Corporation, Fiserv, Inc., Marsh & McLennan Companies, Inc., Principal Financial Group, Inc., Robert Half International Inc., S&P Global Inc., and Unum Group. The graph charts the performance of $100 invested on the initial date indicated, December 31, 2019, assuming full dividend reinvestment.

Comparison of Cumulative Total Return Among
Willis Towers Watson, S&P 500, and a Peer Group
$250
$200
$150
$100
$50
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Willis Towers Watson
S&P 500 Index
Peer Group

Unregistered Sales of Equity Securities and Use of Proceeds

During the year ended December 31, 2024, no shares were issued by the Company without registration under the Securities Act of 1933, as amended.

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

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1, 2024 through October 31, 2024	362,252	$292.18	362,252	5,519,443
November 1, 2024 through November 30, 2024	403,312	$314.52	403,312	5,116,131
December 1, 2024 through December 31, 2024	513,422	$316.33	513,422	4,602,709
	1,278,986	$308.92	1,278,986

The board of directors has authorized the current open-ended repurchase program for a total of up to $10.2 billion, which was most recently increased by $1.0 billion on November 20, 2024. At December 31, 2024, the maximum number of shares that may be purchased under the existing stock repurchase program is 4,602,709, with approximately $1.4 billion remaining on the current open-ended repurchase authority granted by the board. An estimate of the maximum number of shares under the existing authorities was determined using the closing price of our ordinary shares on December 31, 2024 of $313.24.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information, as of December 31, 2024, about the securities authorized for issuance under the Company’s equity compensation plans and is categorized according to whether or not the equity plan was previously approved by shareholders.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance (ii)
Equity Compensation Plans Approved by Security Holders (i)	1,404,655	—	4,919,702
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	1,404,655	—	4,919,702

(i)
Includes options and RSUs outstanding under the Towers Watson & Co. 2009 Long-Term Incentive Plan and the 2012 Equity Incentive Plan (‘2012 Plan’). The Company intends to only grant future awards under the 2012 Plan.
(ii)
Represents shares available for issuance pursuant to awards that may be granted under the 2012 Plan (3,911,221 shares) and the Willis Towers Watson Public Limited Company Amended and Restated 2010 North American Employee Stock Purchase Plan (1,008,481 shares).

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

Our methods of calculating these measures may differ from those used by other companies and therefore comparability may be limited. These financial measures should be viewed in addition to, not in lieu of, the consolidated financial statements for the year ended December 31, 2024.

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

See Part I, Item 1A Risk Factors in this Annual Report on Form 10-K for a discussion of risks that may affect, among other things, our growth relative to expectation and our ability to achieve our objectives.

Transformation Program

In the fourth quarter of 2024, the Company concluded a three-year ‘Transformation program’ designed to enhance operations, optimize technology and align its real estate footprint to its new ways of working. The program incurred cumulative costs of $1.115 billion and capital expenditures of $130 million, resulting in a total investment of $1.245 billion. Although the Transformation program concluded in 2024, we expect additional cash outflows in 2025 from the settlement of accrued costs.

The main categories of charges were in the following four areas:

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

Certain costs under the Transformation program are accounted for under ASC 420, Exit or Disposal Cost Obligation, and are included as restructuring costs in the consolidated statements of comprehensive income. For the years ended December 31, 2024, 2023 and 2022, restructuring charges under our Transformation program totaled $61 million, $68 million and $99 million, respectively. Other costs incurred under the Transformation program are included in transaction and transformation and were $378 million, $347 million and $136 million for the years ended December 31, 2024, 2023 and 2022, respectively.

From the actions taken during 2024, we have identified an additional $136 million of annualized run-rate savings due to newly-realized opportunities and incremental sources of value. Since the inception of the program to its conclusion, we have identified $473 million of cumulative annualized run-rate savings, which overall were primarily attributable to process optimization. We began to recognize the benefits from the program during 2022.

For a discussion of material risks associated with the Transformation program, please see Part I, Item 1A Risk Factors under the heading ‘We may not be able to fully realize the anticipated benefits of our strategy or our expected product, service and transaction pipelines’ and other Risk Factors in this Annual Report on Form 10-K.

For management’s discussion of our results of operations for the year ended December 31, 2023 in comparison with the year ended December 31, 2022, please see our Annual Report on Form 10-K filed with the SEC on February 22, 2024.

Financial Statement Overview

The tables below set forth our summarized consolidated statements of comprehensive income and data as a percentage of revenue for the periods indicated.

Consolidated Statements of Comprehensive Income

($ in millions, except per share data)

	Years ended December 31,
	2024		2023

Revenue	$9,930	100%	$9,483	100%
Costs of providing services
Salaries and benefits	5,502	55%	5,344	56%
Other operating expenses	1,833	18%	1,815	19%
Impairment (i)	1,042	10%	—	—%
Depreciation	230	2%	242	3%
Amortization	226	2%	263	3%
Restructuring costs	61	1%	68	1%
Transaction and transformation	409	4%	386	4%
Total costs of providing services	9,303		8,118
Income from operations	627	6%	1,365	14%
Interest expense	(263)	(3)%	(235)	(2)%
Other (loss)/income, net (i)	(260)	(3)%	149	2%
INCOME FROM OPERATIONS BEFORE INCOME TAXES	104	1%	1,279	13%
Provision for income taxes	(192)	(2)%	(215)	(2)%
Income attributable to non-controlling interests	(10)	—%	(9)	—%
NET (LOSS)/INCOME ATTRIBUTABLE TO WTW	$(98)	(1)%	$1,055	11%
Diluted (loss)/earnings per share	$(0.96)		$9.95

(i)
For the year ended December 31, 2024, Impairment and Other (loss)/income, net include goodwill-related impairment expense and loss on disposal, respectively, associated with the sale of our TRANZACT business (see Note 3 — Acquisitions and Divestitures within Item 8 of this Annual Report on Form 10-K).

Consolidated Revenue

We derive the majority of our revenue from commissions from our brokerage services and fees for consulting and administration services. No single client represented a significant concentration of our consolidated revenue for any of our three most recent fiscal years.

The following table details our top five markets based on percentage of consolidated revenue (in U.S. dollars) from the countries where work was performed for the year ended December 31, 2024. These figures do not represent the currency of the related revenue, which is presented in the next table.

Geographic Region	% of Revenue
United States	52%
United Kingdom	19%
France	4%
Canada	3%
Germany	3%

The table below details the approximate percentage of our revenue and expenses from continuing operations by transactional currency for the year ended December 31, 2024.

Transactional Currency	Revenue	Expenses (i)
U.S. dollars	59%	53%
Pounds sterling	11%	18%
Euro	14%	12%
Other currencies	16%	17%

(i)
These percentages exclude certain expenses for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. These items include amortization of intangible assets and transaction and transformation.

The following table sets forth the total revenue for the years ended December 31, 2024 and 2023 and the components of the change in total revenue for the year ended December 31, 2024, as compared to the prior year. The components of the revenue change may not add due to rounding.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Years Ended December 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2024	2023	Change	Impact	Change	Divestitures	Change (i)
	($ in millions)
Revenue	$9,930	$9,483	5%	—%	5%	—%	5%

(i)
Interest income did not contribute to organic change for the year ended December 31, 2024.

Revenue for the year ended December 31, 2024 was $9.9 billion, compared to $9.5 billion for the year ended December 31, 2023, an increase of $447 million, or 5%, on an as-reported basis. Adjusting for the impact of foreign currency and acquisitions and disposals, our organic revenue growth was 5% for the year ended December 31, 2024. The increases in both as-reported and organic revenue were driven by strong performances in both segments.

Our revenue can be materially impacted by changes in currency conversions, which can fluctuate significantly over the course of a calendar year. For the year ended December 31, 2024, currency translation decreased our consolidated revenue by $19 million. The primary currency driving this change was the Argentine Peso.

Definitions of Constant Currency Change and Organic Change are included in the section entitled ‘Non-GAAP Financial Measures’ elsewhere within this Form 10-K.

Segment Revenue and Segment Operating Income

Segment revenue excludes amounts that were directly incurred on behalf of our clients and reimbursed by them (reimbursed expenses); however, these amounts are included in consolidated revenue, as required by applicable accounting standards and SEC rules. Segment operating income excludes certain costs, including (i) amortization of intangibles; (ii) restructuring costs; and (iii) certain transaction and transformation expenses, and includes certain expense amounts which may be determined on both a direct and allocated basis. See Note 5 – Segment Information within Item 8 of this Annual Report on Form 10-K for more information about how our segment revenue and segment operating income is calculated and a reconciliation to our GAAP results.

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

HWC is the larger of the two segments of the Company, generating approximately 59% of our segment revenue for the year ended December 31, 2024. Addressing four key areas, Health, Wealth, Career and Benefits Delivery & Outsourcing, the segment is focused on addressing our clients’ people and risk needs to help them succeed in a global marketplace.

The following table sets forth HWC segment revenue for the years ended December 31, 2024 and 2023, and the components of the change in revenue for the year ended December 31, 2024 from the year ended December 31, 2023.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Years ended December 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2024	2023	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue excluding interest income	$5,745	$5,557	3%	—%	3%	—%	4%
Interest income	32	25
Total segment revenue	$5,777	$5,582	3%	—%	4%	—%	4%

Segment operating income	$1,717	$1,565

HWC segment revenue for the years ended December 31, 2024 and 2023 was $5.8 billion and $5.6 billion, respectively. Organic revenue growth in Health was achieved across all regions with the continued expansion of our Global Benefits Management client portfolio being a meaningful driver. Our Wealth businesses generated organic revenue growth from our Investments-related solutions and higher levels of Retirement work. Career had organic revenue growth from increased survey sales, product revenue and advisory project work. Benefits Delivery & Outsourcing revenue was materially flat, as growth in Outsourcing from regulatory-driven project work and new-client wins was largely offset by decreased revenue in TRANZACT.

HWC segment operating income for the years ended December 31, 2024 and 2023 was $1.7 billion and $1.6 billion, respectively. HWC segment operating income increased due primarily to transformation savings as well as operating leverage driven by organic revenue growth and disciplined expense management.

Risk & Broking (‘R&B’)

The Risk & Broking (‘R&B’) segment provides a broad range of risk advice, insurance brokerage and consulting services to clients worldwide ranging from small businesses to multinational corporations.

R&B generated approximately 41% of our segment revenue for the year ended December 31, 2024. The segment comprises two primary businesses - Corporate Risk & Broking and Insurance Consulting and Technology.

The following table sets forth R&B segment revenue for the years ended December 31, 2024 and 2023, and the components of the change in revenue for the year ended December 31, 2024 from the year ended December 31, 2023.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Years ended December 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2024	2023	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue excluding interest income	$3,926	$3,656	7%	—%	8%	—%	8%
Interest income	112	79
Total segment revenue	$4,038	$3,735	8%	(1)%	9%	—%	8%

Segment operating income	$958	$813

R&B segment revenue for the years ended December 31, 2024 and 2023 was $4.0 billion and $3.7 billion, respectively. Corporate Risk & Broking had organic revenue growth primarily driven by higher levels of new business activity and strong client retention and renewal increases across all geographies. Insurance Consulting and Technology organic revenue growth was driven by strong software sales in Technology, which was partially offset by a decline in demand for discretionary services.

R&B segment operating income for the years ended December 31, 2024 and 2023 was $958 million and $813 million, respectively. R&B segment operating income increased due primarily to operating leverage driven by organic revenue growth and disciplined expense management, as well as transformation savings.

Costs of Providing Services

Total costs of providing services for the year ended December 31, 2024 were $9.3 billion, compared to $8.1 billion for the year ended December 31, 2023, an increase of $1.2 billion, or 15%. This increase resulted from the impairment expense associated with the sale of our TRANZACT business in the current year (see Note 3 — Acquisitions and Divestitures within Item 8 of this Annual Report on Form 10-K). See the following discussion for further details.

Salaries and Benefits

Salaries and benefits for the year ended December 31, 2024 were $5.5 billion, compared to $5.3 billion for the year ended December 31, 2023, an increase of $158 million, or 3%. The increase in the current year is primarily due to higher salary expense, driven by increased colleague headcount and cost-of-living compensation adjustments, and higher incentive and benefit costs for the year.

Salaries and benefits, as a percentage of revenue, represented 55% and 56% for the years ended December 31, 2024 and 2023, respectively.

Other Operating Expenses

Other operating expenses include occupancy, legal, marketing, licenses, royalties, supplies, technology, printing and telephone costs, as well as insurance, including premiums on excess insurance and losses on professional liability claims, travel by colleagues, publications, professional subscriptions and development, recruitment, other professional fees and irrecoverable value-added and sales taxes. Additionally, other operating expenses included costs historically allocated to our Willis Re business which are partially offset by fees under a cost reimbursement Transition Services Agreement (‘TSA’; see Note 3 — Acquisitions and Divestitures within Item 8 of this Annual Report on Form 10-K) with Arthur J. Gallagher & Co. (‘Gallagher’).

Other operating expenses for both years ended December 31, 2024 and 2023 were $1.8 billion, an increase of $18 million, or 1%. The increase was primarily due to higher non-income-related tax expense and higher travel and entertainment costs, partially offset by lower occupancy costs, primarily attributable to our Transformation program, and lower professional service expenses for the current year as compared to the prior year.

Impairment

Impairment for the year ended December 31, 2024 was $1.0 billion. Impairment is attributable to the goodwill impairment associated with our Benefits, Delivery and Administration (‘BDA’) reporting unit related to the sale of our TRANZACT business (see Note 3 — Acquisitions and Divestitures within Item 8 of this Annual Report on Form 10-K).

Depreciation

Depreciation represents the expense incurred over the useful lives of our tangible fixed assets and internally-developed software. Depreciation for the year ended December 31, 2024 was $230 million, compared to $242 million for the year ended December 31, 2023, a decrease of $12 million, or 5%. The year-over-year decrease was primarily due to a lower depreciable base of assets resulting from disposals associated with our Transformation program and a lower dollar value of assets placed in service during the past few years.

Amortization

Amortization represents the amortization of acquired intangible assets, including acquired internally-developed software. Amortization for the year ended December 31, 2024 was $226 million, compared to $263 million for the year ended December 31, 2023, a decrease of $37 million, or 14%. Our intangible amortization is generally more heavily weighted to the initial years of the useful lives of the related intangibles, and therefore amortization related to intangible assets will continue to decrease over time.

Restructuring Costs

Restructuring costs for the years ended December 31, 2024 and 2023 were $61 million and $68 million, respectively. Restructuring costs in both the current year and prior year primarily related to the real estate rationalization component of the Transformation program commenced by the Company during the fourth quarter of 2021 and completed as of December 31, 2024 (see Transformation Program within this section and Note 6 — Restructuring Costs within Item 8 of this Annual Report on Form 10-K).

Transaction and Transformation

Transaction and transformation costs for the year ended December 31, 2024 were $409 million, compared to $386 million for the year ended December 31, 2023, an increase of $23 million. Transaction and transformation costs for the current year were higher primarily due to increased lease termination and compensation costs related to our Transformation program (see ‘Transformation Program’ elsewhere within this Item 7) incurred in the current year as compared to the prior year.

Income from Operations

Income from operations for the year ended December 31, 2024 was $627 million, compared to $1.4 billion for the year ended December 31, 2023, a decrease of $738 million. This decrease resulted from the impairment expense associated with the sale of our TRANZACT business (see Note 3 — Acquisitions and Divestitures within Item 8 of this Annual Report on Form 10-K), higher salary expense and increased incentive and benefit costs in the current year, partially offset by higher revenue in the current year.

Interest Expense

Interest expense for the years ended December 31, 2024 and 2023 was $263 million and $235 million, respectively. Interest expense, which is attributable primarily to our senior notes, increased by $28 million for the year ended December 31, 2024, which was primarily the result of a greater level of indebtedness in the current year and the higher interest rate-bearing senior notes issued by the Company during the last two years.

Other (Loss)/Income, Net

Other (loss)/income, net includes gains and losses on disposals of operations, pension credits or expenses that are not attributable to service expense, interest in earnings of associates, foreign exchange gains and losses and other miscellaneous non-operating income and costs.

Other (loss)/income, net for the year ended December 31, 2024 was a loss of $260 million, compared to income of $149 million for the year ended December 31, 2023, a decrease of $409 million. This decrease was mostly due to the net loss on disposal in the current year, which is primarily attributable to the sale of our TRANZACT business (see Note 3 — Acquisitions and Divestitures within Item 8 of this Annual Report on Form 10-K), partially offset by the recognition of a $750 million earnout related to the 2021 divestiture of our Willis Re business which is expected to be received during the first half of 2025 (see Note 3 — Acquisitions and Divestitures within Item 8 of this Annual Report on Form 10-K).

Provision for Income Taxes

Provision for income taxes for the year ended December 31, 2024 was $192 million, compared to $215 million for the year ended December 31, 2023. The effective tax rates for the years ended December 31, 2024 and 2023 were 184.7% and 16.8%, respectively. These effective tax rates are calculated using extended values from our consolidated statements of comprehensive income and are therefore more precise tax rates than can be calculated from rounded values. The current-year effective tax rate includes a $137 million tax benefit recognized on the sale of our TRANZACT business, partially offset with a $55 million provision for tax expense on the accrual for the Willis Re earnout and a $34 million provision for changes in uncertain tax positions. The prior-year effective tax rate includes a $20 million tax benefit related to changes in state apportionment and a $10 million deferred tax benefit related to the remeasurement of deferred tax assets and liabilities associated with the enactment of the Bermuda corporate income tax law.

In December 2022, E.U. member states formally adopted the E.U.’s Pillar Two Directive, which introduces a global corporate minimum tax of 15% for certain large multinational companies. For the rules to take effect, in 2023 many E.U. countries enacted the necessary legislation to implement Pillar Two, effective January 1, 2024. Ireland, in particular, enacted Pillar Two legislation by signing Finance (No. 2) Bill 2023 into law in December 2023. Other countries and territories have indicated they will introduce Pillar Two legislation beginning in 2025. The Pillar Two minimum tax is treated as a period cost beginning in 2024 and does not have a material impact on the Company's financial results of operations for the current period. The Company continues to monitor evolving tax legislation as well as additional guidance to enacted legislation in the jurisdictions in which we operate.

Net (Loss)/Income Attributable to WTW

Net loss attributable to WTW for the year ended December 31, 2024 was $98 million, compared to income of $1.1 billion for the year ended December 31, 2023, a decrease of $1.2 billion. This decrease primarily resulted from the loss on disposal and impairment expense associated with the sale of our TRANZACT business (see Note 3 — Acquisitions and Divestitures within Item 8 of this Annual Report on Form 10-K), higher salary expense and increased incentive and benefit costs in the current year, partially offset by the recognition of a $750 million earnout related to the 2021 divestiture of our Willis Re business which is expected to be received during the first half of 2025 (see Note 3 — Acquisitions and Divestitures within Item 8 of this Annual Report on Form 10-K), and higher revenue in the current year.

Liquidity and Capital Resources

Executive Summary

Our principal sources of liquidity are funds generated by operating activities, available cash and cash equivalents and amounts available under our revolving credit facility and any new debt offerings. These sources of liquidity will fund our short-term and long-term obligations at December 31, 2024. Our most significant long-term obligations include mandatory debt and related interest, operating leases and pension obligations and contributions to our qualified pension plans.

There has been significant volatility in financial markets, including occasional declines in equity markets, inflation and changes in interest rates and reduced liquidity on a global basis and we expect this volatility could continue, all of which may impact our access to liquidity.

Based on our current balance sheet and cash flows, current market conditions and information available to us at this time, we believe that WTW has access to sufficient liquidity to meet our cash needs for the next twelve months. Including our cash generated from operations, our liquidity also includes all of the borrowing capacity available to draw against our $1.5 billion revolving credit facility and the receipt of the $750 million earnout related to the 2021 divestiture of Willis Re, which is expected to be collected during the first half of 2025. The use of these funds includes investments in the business for growth, scheduled debt repayments, share repurchases and dividend payments. During the fourth quarter of 2024, we re-entered the reinsurance broking space by making an initial investment in a reinsurance joint venture with Bain Capital. We hold a minority ownership interest in the joint venture and have an option to acquire a controlling interest in the future. Given the initial funding needs of a start-up venture, we expect that the investment will be a headwind for earnings until such time as the joint venture generates sufficient revenue to be profitable.

During the year ended December 31, 2024, we completed an offering of $750 million aggregate principal amount of 5.900% senior notes due 2054 and used the net proceeds to repay in full the $650 million aggregate principal amount and related accrued interest of the 3.600% senior notes that were due in 2024. The Company used the remaining net proceeds for general corporate purposes. Additionally, during the year ended December 31, 2024, we repurchased $901 million of shares, with remaining authorization to repurchase an additional $1.4 billion as of December 31, 2024.

We consider many factors, including market and economic conditions, applicable legal requirements and other business considerations, when considering whether to repurchase shares. Our share repurchase program (as further described below under ‘Share Repurchase Program’) has no termination date and may be suspended or discontinued at any time.

Events that could change the historical cash flow dynamics discussed above include significant changes in operating results, the receipt of significant earnout payments related to past divestitures, potential future acquisitions or divestitures, material changes in geographic sources of cash, unexpected adverse impacts from litigation or tax or regulatory matters, or future pension funding during periods of severe downturn in the capital markets.

Distributable Profits

We are required under Irish law to have available ‘distributable profits’ to make share repurchases or pay dividends to shareholders. Distributable profits are created through the earnings of the Irish parent company and, among other methods, through intercompany dividends or a reduction in share capital approved by the High Court of Ireland. Distributable profits are not linked to a U.S. GAAP reported amount (e.g. retained earnings). At WTW's Annual General Meeting on June 8, 2022, its shareholders voted in favor of a proposed capital reduction. In accordance with Part 3 of the Irish Companies Act 2014 the Parent Company submitted an application to the High Court of Ireland to reduce its share premium account. On July 19, 2022, the High Court of Ireland approved a reduction of the share premium account of the Parent Company of approximately $9.5 billion, with the resulting balance being treated as realized profits of the Parent Company. The High Court of Ireland's order was registered with the Irish Companies Registration Office and became effective on July 21, 2022. We believe that we will have sufficient distributable profits for the foreseeable future.

Tax considerations

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

Cash and Cash Equivalents

Our cash and cash equivalents at December 31, 2024 and 2023 totaled $1.9 billion and $1.4 billion, respectively. The increase of $466 million in cash from December 31, 2023 to December 31, 2024 was due primarily to $1.5 billion of cash inflows from operating activities and proceeds of $619 million, primarily from the sale of TRANZACT, partially offset by $901 million of share repurchases, $354 million of dividend payments, $245 million of capital expenditures and capitalized software additions and net cash paid for acquisitions of $107 million.

Additionally, we had all of the borrowing capacity available to draw against our $1.5 billion revolving credit facility at December 31, 2024.

Included within cash and cash equivalents at December 31, 2024 and 2023 are amounts held for regulatory capital adequacy requirements, including $104 million and $105 million, respectively, within our regulated U.K. entities.

Summarized Consolidated Cash Flows

The following table presents the summarized consolidated cash flow information for the years ended:

	Years ended December 31,
	2024	2023
	(in millions)
Net cash from/(used in):
Operating activities	$1,512	$1,345
Investing activities	250	(1,085)
Financing activities	(459)	(1,200)
INCREASE/(DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,303	(940)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(97)	11
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR (i)	3,792	4,721
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR (i)	$4,998	$3,792

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

Cash Flows From Operating Activities

Cash flows from operating activities were $1.5 billion for 2024, compared to $1.3 billion for 2023. The $1.5 billion net cash from operating activities for 2024 included a net loss of $88 million and $1.9 billion of favorable non-cash adjustments, partially offset by unfavorable changes in operating assets and liabilities of $326 million. The $1.9 billion of favorable non-cash adjustments primarily includes impairment, depreciation, amortization and non-cash lease expense. This increase in cash flows from operations as compared to the prior year was primarily driven by operating margin expansion, partially offset by increased cash outflows related to transformation and discretionary compensation payments in the current year as compared to the prior year.

Cash flows from operating activities of $1.3 billion for 2023 included net income of $1.1 billion and $652 million of favorable non-cash adjustments, partially offset by unfavorable changes in operating assets and liabilities of $371 million. The $652 million of favorable non-cash adjustments primarily includes depreciation, amortization and non-cash lease expense.

Cash Flows From/(Used In) Investing Activities

Cash flows from investing activities for the year ended December 31, 2024 were $250 million compared to cash flows used in investing activities of $1.1 billion for the year ended December 31, 2023. The cash flows from investing activities in the current year consisted of proceeds of $619 million primarily from the sale of TRANZACT, partially offset by capital expenditures and capitalized software additions of $245 million and net cash paid for acquisitions of $107 million.

Cash flows used in investing activities of $1.1 billion for the year ended December 31, 2023 consisted primarily of cash and fiduciary funds of $922 million associated with the transfer to Gallagher under a side letter agreement to the Willis Re sale agreement (see Note

3 — Acquisitions and Divestitures within Item 8 of this Annual Report on Form 10-K for more information) and $242 million of capital expenditures and capitalized software additions.

Cash Flows Used In Financing Activities

Cash flows used in financing activities for the year ended December 31, 2024 were $459 million. The significant financing activities included share repurchases of $901 million and dividend payments of $354 million, partially offset by net proceeds from fiduciary funds held for clients of $785 million and $82 million of net proceeds from the issuance of debt.

Cash flows used in financing activities for the year ended December 31, 2023 were $1.2 billion. The significant financing activities included share repurchases of $1.0 billion, dividend payments of $352 million and net payments from fiduciary funds held for clients of $234 million, partially offset by $487 million of net proceeds from the issuance of debt.

Indebtedness

Total debt, total equity, and the capitalization ratio at December 31, 2024 and December 31, 2023 were as follows:

	December 31,
	2024	2023
	(in millions)
Long-term debt	$5,309	$4,567
Current debt	—	650
Total debt	$5,309	$5,217

Total WTW shareholders’ equity	$7,940	$9,520

Capitalization ratio	40.1%	35.4%

The capitalization ratio increased from December 31, 2023 due primarily to $901 million of share repurchases during the year ended December 31, 2024 and the earnings loss in the current year attributable to the recognition of impairment expense and loss on disposal associated with the sale of our TRANZACT business (see Note 3 — Acquisitions and Divestitures within Item 8 of this Annual Report on Form 10-K).

At December 31, 2024, the Company does not have any mandatory debt repayments over the next twelve months. For more information regarding our current and long-term debt, please see ‘Supplemental Guarantor Financial Information’ elsewhere within this Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

At December 31, 2024 and 2023, we were in compliance with all financial covenants.

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

At December 31, 2024 and 2023, we had fiduciary funds of $3.4 billion and $2.6 billion, respectively.

Share Repurchase Program

The Company is authorized to repurchase shares, by way of redemption or otherwise, and will consider whether to do so from time to time, based on many factors, including market conditions. There are no expiration dates for our repurchase plans or programs.

On May 25, 2022, the board of directors approved a $1.0 billion increase to the existing share repurchase program. Additionally, on September 20, 2023, the board of directors approved a $1.0 billion increase to the existing share repurchase program, and on November 20, 2024, approved a $1.0 billion increase to the existing share repurchase program. These increases brought the total approved authorization, since April 20, 2016, to $10.2 billion. See Part II, Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in this Annual Report on Form 10-K for further information regarding the Company’s share repurchase program.

At December 31, 2024, approximately $1.4 billion remained on the current repurchase authority. The maximum number of shares that could be repurchased based on the closing price of our ordinary shares on December 31, 2024 of $313.24 was 4,602,709.

The following table presents specified information about the Company’s repurchases of ordinary shares for the year ended December 31, 2024:

Year ended December 31, 2024
Shares repurchased	3,144,726
Average price per share	$286.43
Aggregate repurchase cost (excluding broker costs)	$901 million

Dividends

Total cash dividends of $354 million were paid during the year ended December 31, 2024. In February 2025, the board of directors approved a quarterly cash dividend of $0.92 per share ($3.68 per share annualized rate), which will be paid on or around April 15, 2025 to shareholders of record as of March 31, 2025.

Capital Commitments

The Company’s capital expenditures for fixed assets, capitalized software and software for internal use were $245 million for the year ended December 31, 2024. Capital expenditures for fixed assets, capitalized software and software for internal use are expected to be in the range of $225 million to $250 million for the year ended December 31, 2025. We expect cash from operations to adequately provide for these cash needs.

Supplemental Guarantor Financial Information

As of December 31, 2024, WTW has issued the following debt securities (the ‘notes’):

a)
Willis North America Inc. (‘Willis North America’) has approximately $4.5 billion senior notes outstanding, of which $1.0 billion were issued on September 10, 2018, $1.0 billion were issued on September 10, 2019, $275 million were issued on May 29, 2020, $750 million were issued on May 19, 2022, $750 million were issued on May 17, 2023 and $750 million were issued on March 5, 2024; and
b)
Trinity Acquisition plc has approximately $825 million senior notes outstanding, of which $275 million were issued on August 15, 2013 and $550 million were issued on March 22, 2016, and a $1.5 billion revolving credit facility, on which no balance was outstanding at December 31, 2024.

The following table presents a summary of the entities that issue each note and those wholly-owned subsidiaries of the Company that guarantee each respective note on a joint and several basis as of December 31, 2024. These subsidiaries are all consolidated by Willis Towers Watson plc (the ‘parent company’) and together with the parent company comprise the ‘Obligor group’. On December 16, 2024, TA I Limited, Willis Towers Watson UK Holdings Limited and Willis Netherlands Holdings B.V. ceased to be guarantors of our notes and are no longer part of the Obligor group, following the transfer of their respective properties and assets to other existing guarantors within the Obligor group. Further, Willis Towers Watson UK Holdings Limited was released from its guarantees under our credit agreement. TA I Limited and Willis Netherlands Holdings B.V. will be released from their guarantees under our credit agreement in 2025.

Entity	Trinity Acquisition plc Notes	Willis North America Inc. Notes
Willis Towers Watson plc	Guarantor	Guarantor
Trinity Acquisition plc	Issuer	Guarantor
Willis North America Inc.	Guarantor	Issuer
Willis Investment UK Holdings Limited	Guarantor	Guarantor
Willis Group Limited	Guarantor	Guarantor
Willis Towers Watson Sub Holdings Unlimited Company	Guarantor	Guarantor

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

Each member of the Obligor group has only a stockholder’s claim on the assets of the non-guarantor subsidiaries. This stockholder’s claim is junior to the claims that creditors have against those non-guarantor subsidiaries. Holders of the notes will only be creditors of the Obligor group and not creditors of the non-guarantor subsidiaries. As a result, all of the existing and future liabilities of the non-guarantor subsidiaries, including any claims of trade creditors and preferred stockholders, will be structurally senior to the notes. As of and for the periods ended December 31, 2024 and 2023, the non-guarantor subsidiaries represented substantially all of the total assets and accounted for substantially all of the total revenue of the Company prior to consolidating adjustments. The non-guarantor subsidiaries have other liabilities, including contingent liabilities that may be significant. Each indenture does not contain any limitations on the amount of additional debt that the Obligor group and the non-guarantor subsidiaries may incur. The amounts of this debt could be substantial, and this debt may be debt of the non-guarantor subsidiaries, in which case this debt would be effectively senior in right of payment to the notes.

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

Intercompany balances and transactions between members of the Obligor group have been eliminated. All intercompany balances and transactions between the Obligor group and the non-guarantor subsidiaries have been presented in the disclosures below on a net presentation basis, rather than a gross basis, as this better reflects the nature of the intercompany positions and presents the funding or funded position that is to be received or owed. The intercompany balances and transactions between the Obligor group and non-guarantor subsidiaries, presented below, relate to a number of items including loan funding for acquisitions and other purposes, transfers of surplus cash between subsidiary companies, funding provided for working capital purposes, settlement of expense accounts, transactions related to share-based payment arrangements and share issuances, intercompany royalty and related arrangements, intercompany dividends and intercompany interest. At December 31, 2024 and 2023, the intercompany balances of the Obligor group with non-guarantor subsidiaries were net receivables of $1.0 billion and $3.4 billion, respectively, and net payables of $15.1 billion and $14.0 billion, respectively.

No balances or transactions of non-guarantor subsidiaries are presented in the disclosures other than the intercompany items noted above.

Presented below is certain summarized financial information for the Obligor group.

	As of December 31, 2024	As of December 31, 2023
	(in millions)
Total current assets	$290	$299
Total non-current assets	1,050	3,454
Total current liabilities	6,254	7,576
Total non-current liabilities	14,442	11,848

Year ended December 31, 2024
(in millions)
Revenue	$1,008
Income from operations	820
Loss from operations before income taxes (i)	(215)
Net loss	(103)
Net loss attributable to Willis Towers Watson	(103)

(i)
Includes intercompany expense, net of the Obligor group from non-guarantor subsidiaries of $296 million for the year ended December 31, 2024.

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
•
Impairment – Adjustment to remove the non-cash goodwill impairment associated with our BDA reporting unit related to the sale of our TRANZACT business.
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

•
Pension settlement – Adjustment to remove significant pension settlements to better present how the Company is performing.
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

The constant currency and organic change results, and a reconciliation from the reported results for consolidated revenue, are included in the ‘Consolidated Revenue’ section within this Form 10-K. These measures are also reported by segment in the ‘Segment Revenue and Segment Operating Income’ section within this Form 10-K.

A reconciliation of the as-reported change to the constant currency and organic change for the year ended December 31, 2024 from the year ended December 31, 2023 is as follows. The components of revenue change may not add due to rounding.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Years ended December 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2024	2023	Change	Impact	Change	Divestitures	Change (i)
	($ in millions)
Revenue	$9,930	$9,483	5%	—%	5%	—%	5%

(i)
Interest income did not contribute to organic change for the year ended December 31, 2024.

For the year ended December 31, 2024, our as-reported and our organic revenue increased by 5%. These increases were driven by strong performances in both segments.

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

Reconciliations of income from operations to adjusted operating income for the years ended December 31, 2024 and 2023 are as follows:

	Years Ended December 31,
	2024	2023
	($ in millions)
Income from operations	$627	$1,365
Adjusted for certain items:
Impairment	1,042	—
Amortization	226	263
Restructuring costs	61	68
Transaction and transformation	409	386
Provision for specified litigation matter (i)	13	—
Adjusted operating income	$2,378	$2,082
Income from operations margin	6.3%	14.4%
Adjusted operating income margin	23.9%	22.0%

(i)
Represents a provision related to litigation arising out of a structured insurance program originally placed for a client over 15 years ago. The program is of a type and complexity that was highly bespoke to the client and for that reason is unlikely to be exactly replicated elsewhere. We believe excluding this matter from adjusted results makes results more comparable from period to period and more representative of our core business operations.

Adjusted operating income increased for the year ended December 31, 2024 to $2.4 billion, from $2.1 billion for the year ended December 31, 2023. This increase resulted primarily from higher revenue, and increased margin expansion as a result of benefits recognized from our Transformation program, in the current year, partially offset by higher salary expense and increased incentive and benefit costs in the current year as compared to the prior year.

Adjusted EBITDA/Margin

We consider adjusted EBITDA/margin to be important financial measures, which are used internally to evaluate and assess our core operations, to benchmark our operating results against our competitors and to evaluate and measure our performance-based compensation plans.

Adjusted EBITDA is defined as net (loss)/income adjusted for provision for income taxes, interest expense, impairment, depreciation and amortization, restructuring costs, transaction and transformation, gains and losses on disposals of operations and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results. Adjusted EBITDA margin is calculated by dividing adjusted EBITDA by revenue.

Reconciliations of net (loss)/income to adjusted EBITDA for the years ended December 31, 2024 and 2023 are as follows:

	Years Ended December 31,
	2024	2023
	($ in millions)
NET (LOSS)/INCOME	$(88)	$1,064
Provision for income taxes	192	215
Interest expense	263	235
Impairment	1,042	—
Depreciation	230	242
Amortization	226	263
Restructuring costs	61	68
Transaction and transformation	409	386
Provision for specified litigation matter (i)	13	—
Pension settlement	23	—
Loss/(gain) on disposal of operations	337	(43)
Adjusted EBITDA	$2,708	$2,430
Net (loss)/income margin	(0.9)%	11.2%
Adjusted EBITDA margin	27.3%	25.6%

(i)
Represents a provision related to litigation arising out of a structured insurance program originally placed for a client over 15 years ago. The program is of a type and complexity that was highly bespoke to the client and for that reason is unlikely to be exactly replicated elsewhere. We believe excluding this matter from adjusted results makes results more comparable from period to period and more representative of our core business operations.

Adjusted EBITDA for the year ended December 31, 2024 was $2.7 billion, compared to $2.4 billion for the year ended December 31, 2023, an increase of $278 million. This increase resulted primarily from higher revenue, and increased margin expansion as a result of benefits recognized from our Transformation program, in the current year, partially offset by higher salary expense and increased incentive and benefit costs in the current year as compared to the prior year.

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

Adjusted diluted earnings per share is defined as adjusted net income divided by the weighted-average number of ordinary shares, diluted. Adjusted diluted earnings per share is used to internally evaluate and assess our core operations and to benchmark our operating results against our competitors. When there is a net loss attributable to WTW for the period, basic and diluted shares and earnings per share are the same values.

Reconciliations of net (loss)/income attributable to WTW to adjusted diluted earnings per share for the years ended December 31, 2024 and 2023 are as follows:

	Years Ended December 31,
	2024	2023
	($ and weighted-average shares in millions)
NET (LOSS)/INCOME ATTRIBUTABLE TO WTW	$(98)	$1,055
Adjusted for certain items:
Impairment	1,042	—
Amortization	226	263
Restructuring costs	61	68
Transaction and transformation	409	386
Provision for specified litigation matter (i)	13	—
Pension settlement	23	—
Loss/(gain) on disposal of operations	337	(43)
Tax effect on certain items listed above (ii)	(276)	(195)
Tax effect of significant adjustments	(7)	2
	$1,730	$1,536
Weighted-average ordinary shares — diluted	102	106
Diluted (loss)/earnings per share	$(0.96)	$9.95
Adjusted for certain items (iii):
Impairment	10.20	—
Amortization	2.21	2.48
Restructuring costs	0.60	0.64
Transaction and transformation	4.00	3.64
Provision for specified litigation matter (i)	0.13	—
Pension settlement	0.23	—
Loss/(gain) on disposal of operations	3.30	(0.41)
Tax effect on certain items listed above (ii)	(2.70)	(1.84)
Tax effect of significant adjustments	(0.07)	0.02
Adjusted diluted earnings per share (iii)	$16.93	$14.49

(i)
Represents a provision related to litigation arising out of a structured insurance program originally placed for a client over 15 years ago. The program is of a type and complexity that was highly bespoke to the client and for that reason is unlikely to be exactly replicated elsewhere. We believe excluding this matter from adjusted results makes results more comparable from period to period and more representative of our core business operations.
(ii)
The tax effect was calculated using an effective tax rate for each item.
(iii)
Per share values and totals may differ due to rounding.

Our adjusted diluted earnings per share increased for the year ended December 31, 2024 as compared to the year ended December 31, 2023 primarily from higher revenue, and increased margin expansion as a result of benefits recognized from our Transformation program, in the current year, partially offset by higher salary expense and increased incentive and benefit costs in the current year as compared to the prior year.

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

Reconciliations of income from continuing operations before income taxes to adjusted income before taxes and provision for income taxes to adjusted income taxes for the years ended December 31, 2024 and 2023 are as follows:

	Years Ended December 31,
	2024	2023
	($ in millions)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$104	$1,279
Adjusted for certain items:
Impairment	1,042	—
Amortization	226	263
Restructuring costs	61	68
Transaction and transformation	409	386
Provision for specified litigation matter (i)	13	—
Pension settlement	23	—
Loss/(gain) on disposal of operations	337	(43)
Adjusted income before taxes	$2,215	$1,953

Provision for income taxes	$192	$215
Tax effect on certain items listed above (ii)	276	195
Tax effect of significant adjustments	7	(2)
Adjusted income taxes	$475	$408

U.S. GAAP tax rate	184.7%	16.8%
Adjusted income tax rate	21.5%	20.9%

(i)
Represents a provision related to litigation arising out of a structured insurance program originally placed for a client over 15 years ago. The program is of a type and complexity that was highly bespoke to the client and for that reason is unlikely to be exactly replicated elsewhere. We believe excluding this matter from adjusted results makes results more comparable from period to period and more representative of our core business operations.
(ii)
The tax effect was calculated using an effective tax rate for each item.

Our U.S. GAAP tax rates were 184.7% and 16.8% for the years ended December 31, 2024 and 2023, respectively. The current-year effective tax rate includes a $137 million tax benefit recognized on the sale of our TRANZACT business, partially offset with a $55 million provision for tax expense on the accrual for the Willis Re earnout and a $34 million provision for changes in uncertain tax positions.

Our adjusted income tax rates were 21.5% and 20.9% for the years ended December 31, 2024 and 2023, respectively. The prior-year effective tax rate includes a $20 million tax benefit related to changes in state apportionment and a $10 million deferred tax benefit related to the remeasurement of deferred tax assets and liabilities associated with the enactment of the Bermuda corporate income tax law.

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

Reconciliations of cash flows from operating activities to free cash flow for the years ended December 31, 2024 and 2023 are as follows:

	Years ended December 31,
	2024	2023
	(in millions)
Cash flows from operating activities	$1,512	$1,345
Less: Additions to fixed assets and software for internal use	(136)	(153)
Free cash flow	$1,376	$1,192
Revenue	$9,930	$9,483
Free cash flow margin	13.9%	12.6%

The increase in free cash flow during the current year was primarily driven by operating margin expansion, partially offset by increased cash outflows related to transformation and discretionary compensation payments in the current year as compared to the prior year.

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

Estimation of transaction prices — This process occurs most frequently in certain broking transactions. In situations in which our fees are not fixed but are variable, we must estimate the likely commission per policy, taking into account the likelihood of cancellation before the end of the policy. For Medicare broking and Affinity arrangements, the commissions to which we will be entitled can vary based on the underlying individual insurance policies that are placed. For Medicare broking in particular, we base the estimates of transaction prices on supportable evidence from an analysis of past transactions, and only include amounts that are probable of being received or not refunded (referred to as applying ‘constraint’ under ASC 606, Revenue From Contracts With Customers). Prior to the sale of TRANZACT, we had direct-to-consumer Medicare broking arrangements. The estimate of the total renewal commissions received over the lifetime of the policy required significant judgment, and varied based on product type, estimated commission rates, the expected lives of the respective policies and other factors. The Company applied an actuarial model to account for these uncertainties, which was updated periodically based on actual experience. Each of these processes resulted in us estimating a transaction price that could have been significantly lower than the ultimate amount of commissions we would have collected. The transaction price was then adjusted over time as we received confirmation of our remuneration through receipt of commissions, or as other information became available.

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

Descriptions of our U.S. and U.K. plans, which comprise 88% of our projected benefit obligations and 89% of our plan assets, are below:

United States

Legacy Willis – This plan was frozen in 2009. Approximately 550 WTW employees in the United States have a frozen accrued benefit under this plan.

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

We recorded a combined $1 million net periodic benefit income for our U.S. and U.K. plans for the year ended December 31, 2024. For the U.S. and U.K. plans, the following table presents our estimated net periodic benefit income for 2025 and the impact to both plans of a 0.25% increase and decrease to both the expected return on assets (‘EROA’) and the discount rate assumptions; and the projected benefit obligations as of December 31, 2024 and the impact of a 0.25% increase and decrease to the discount rates:

	Totals - current estimates	Impact of 0.25% change to EROA		Impact of 0.25% change to discount rate
		Increase	Decrease	Increase	Decrease
Estimated 2025 expense:
U.S. Plans	$13	$(8)	$8	$(8)	$8
U.K. Plans	$11	$(6)	$6	$(1)	$2
Projected benefit obligation at December 31, 2024:
U.S. Plans	$3,812	N/A	N/A	$(92)	$96
U.K. Plans	$2,236	N/A	N/A	$(65)	$68

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

Goodwill is tested at the reporting unit level, and the Company had seven reporting units as of October 1, 2024. As discussed in Note 3 — Acquisitions and Divestitures within Item 8 of this Annual Report on Form 10-K, in connection with the sale of TRANZACT, completed on December 31, 2024, the Company recorded a $1.0 billion non-cash goodwill impairment charge on the BDA reporting unit. The BDA reporting unit goodwill after impairment is approximately $1.2 billion. After reflecting the sale of TRANZACT, the fair value of the remaining reporting unit is estimated to be significantly in excess of its carrying value. The impairment test for the remaining six reporting units resulted in estimated fair values that were significantly in excess of their carrying values.

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

The table below gives an approximate analysis of revenue and expenses from continuing operations by currency in 2024.

	U.S. dollars	Pounds sterling	Euro	Other currencies
Revenue	59%	11%	14%	16%
Expenses (i)	53%	18%	12%	17%

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
•
translation.

London market operations

The Company’s primary foreign exchange risks in its London market operations arise from changes in the exchange rate between the U.S. dollar and Pound sterling as its London market operations earn the majority of its revenue in U.S. dollars but incur expenses predominantly in Pounds sterling and may also hold significant foreign currency asset or liability positions on its consolidated balance sheet. In addition, the London market operations earn significant revenue in Euros.

The foreign exchange risks in our London market operations are hedged to the extent that:

•
forecasted Pounds sterling expenses exceed Pounds sterling revenue, in which case the Company limits its exposure to this exchange rate risk by the use of forward and option contracts matched to a portion of the forecasted Pounds sterling outflows arising in the ordinary course of business. In addition, we are also exposed to foreign exchange risk on any net non-dollar asset or liability positions on our London market operations' balance sheets; and
•
the U.K. operations also earn significant revenue in Euros. The Company limits its exposure to changes in the exchange rates between the U.S. dollar and Euros by the use of foreign exchange contracts matched to a proportion of forecast revenue inflows in these specific currencies and periods.

Intercompany lending between subsidiaries

The Company engages in intercompany borrowing and lending between subsidiaries, primarily through its in-house banking operations which give rise to foreign exchange exposures. The Company mitigates these risks through the use of short-term foreign currency forward and swap transactions that offset the underlying exposure created when the borrower and lender have different functional currencies. These derivatives are not generally designated as hedging instruments and at December 31, 2024, we had notional amounts of $1.2 billion (denominated primarily in U.S. dollars, Pounds sterling and Euros), with a net fair value liability of $3 million. Such derivatives typically mature within three months.

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

	Settlement date before December 31,
	2025		2026
December 31, 2024	Contract amount	Average contractual exchange rate	Contract amount	Average contractual exchange rate
	(millions)		(millions)
Foreign currency sold
U.S. dollars sold for Pounds sterling	$104	$1.27 = £1	$44	$1.29 = £1
Euros sold for U.S. dollars	19	€1 = $1.10	9	€1 = $1.11
Total	$123		$53
Fair value (i)	$(1)		$(1)

(i)
Represents the difference between the contract amount and the cash flow in U.S. dollars which would have been receivable had the foreign currency forward exchange contracts been entered into on December 31, 2024 at the forward exchange rates prevailing at that date.

Income earned within foreign subsidiaries outside of the U.K. is generally offset by expenses in the same local currency, however the Company does have exposure to foreign exchange movements on the net income of these entities.

Interest Rate Risk

The Company has access to $1.5 billion under a revolving credit facility (see Note 11 — Debt within Item 8 of this Annual Report on Form 10-K for further information). As of December 31, 2024, no amount was drawn on this facility. We are also subject to market risk from exposure to changes in interest rates based on our investing activities where our primary interest rate risk arises from changes in short-term interest rates in U.S. dollars, Pounds sterling and Euros.

The table below provides information about our financial instruments that are sensitive to changes in interest rates. The Company had no outstanding floating rate-based debt at December 31, 2024.

	Expected to mature before December 31,
	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value (i)
	($ in millions)
Fixed rate debt
Principal	$—	$550	$750	$600	$725	$2,725	$5,350	$5,052
Fixed rate payable	—	4.400%	4.650%	4.500%	2.950%	5.238%	4.677%

(i)
Represents the net present value of the expected cash flows discounted at current market rates of interest or quoted market rates as appropriate.

Interest Income on Fiduciary Funds

We are exposed to interest rate risk. Specifically, as a result of our operating activities, we receive cash for premiums and claims which we deposit in high-quality bank term deposit and money market funds, on which we earn interest, where permitted. We also hold funds for clients of our benefits accounts businesses. For the benefit funds not invested, cash and cash equivalents are held, on which we earn interest, until the funds are directed by plan participants to either be invested in mutual funds or paid out on their behalf. This interest earned is included in our consolidated financial statements as interest income. These funds are regulated in terms of access and the instruments in which they may be invested, most of which are short-term in maturity. Short-term rates in major currencies began to decrease over the second half of 2024 from end-of-2023 levels. This followed some steep central bank rate increases in 2023. Our increase in interest income in 2024 reflects a combination of relatively high average interest rates over the course of 2024 and some increases in our invested cash balances. Interest income in the future will be a function of the short-term rates we are able to obtain by currency and the cash balances available to invest. Interest income was $166 million, $145 million and $55 million for the years ended December 31, 2024, 2023 and 2022, respectively. At December 31, 2024, we held $2.6 billion of fiduciary funds invested in interest-bearing accounts. If short-term interest rates increased or decreased by 25 basis points, interest earned on these invested fiduciary funds, and therefore our interest income recognized, would increase or decrease by approximately $6 million on an annualized basis.

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

Concentrations of credit risk with respect to receivables are limited due to the large number of clients and markets in which the Company does business, as well as the dispersion across many geographic areas. Management does not believe that significant risk exists in connection with the Company’s concentrations of credit as of December 31, 2024.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

INDEX TO FORM 10-K

For the year ended December 31, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Willis Towers Watson Public Limited Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Willis Towers Watson Public Limited Company and subsidiaries (the ‘Company’) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income, changes in equity and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the ‘financial statements’). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America (‘US GAAP’).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (‘PCAOB’), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

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

February 25, 2025

We have served as the Company’s auditor since 2017.

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Consolidated Statements of Comprehensive Income

(In millions of U.S. dollars, except per share data)

	Years ended December 31,
	2024	2023	2022
Revenue	$9,930	$9,483	$8,866
Costs of providing services
Salaries and benefits	5,502	5,344	5,065
Other operating expenses	1,833	1,815	1,695
Impairment	1,042	—	81
Depreciation	230	242	255
Amortization	226	263	312
Restructuring costs	61	68	99
Transaction and transformation	409	386	181
Total costs of providing services	9,303	8,118	7,688
Income from operations	627	1,365	1,178
Interest expense	(263)	(235)	(208)
Other (loss)/income, net	(260)	149	288
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	104	1,279	1,258
Provision for income taxes	(192)	(215)	(194)
(LOSS)/INCOME FROM CONTINUING OPERATIONS	(88)	1,064	1,064
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	(40)
NET (LOSS)/INCOME	(88)	1,064	1,024
Income attributable to non-controlling interests	(10)	(9)	(15)
NET (LOSS)/INCOME ATTRIBUTABLE TO WTW	$(98)	$1,055	$1,009
(LOSS)/EARNINGS PER SHARE
Basic (loss)/earnings per share:
(Loss)/income from continuing operations per share	$(0.96)	$10.01	$9.36
Loss from discontinued operations per share	—	—	(0.36)
Basic (loss)/earnings per share	$(0.96)	$10.01	$9.00
Diluted (loss)/earnings per share:
(Loss)/income from continuing operations per share	$(0.96)	$9.95	$9.34
Loss from discontinued operations per share	—	—	(0.36)
Diluted (loss)/earnings per share	$(0.96)	$9.95	$8.98

NET (LOSS)/INCOME	$(88)	$1,064	$1,024
Other comprehensive (loss)/income, net of tax:
Foreign currency translation	$(204)	$173	$(499)
Defined pension and post-retirement benefits	(94)	(408)	65
Derivative instruments	(4)	2	(2)
Other comprehensive loss, net of tax, before non-controlling interests	(302)	(233)	(436)
Comprehensive (loss)/income before non-controlling interests	(390)	831	588
Comprehensive income attributable to non-controlling interests	(10)	(11)	(14)
Comprehensive (loss)/income attributable to WTW	$(400)	$820	$574

See accompanying notes to the consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Consolidated Balance Sheets

(In millions of U.S. dollars, except share data)

	December 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$1,890	$1,424
Fiduciary assets	9,504	9,073
Accounts receivable, net	2,494	2,572
Prepaid and other current assets	1,217	364
Total current assets	15,105	13,433
Fixed assets, net	661	720
Goodwill	8,799	10,195
Other intangible assets, net	1,295	2,016
Right-of-use assets	485	565
Pension benefits assets	530	588
Other non-current assets	806	1,573
Total non-current assets	12,576	15,657
TOTAL ASSETS	$27,681	$29,090
LIABILITIES AND EQUITY
Fiduciary liabilities	$9,504	$9,073
Deferred revenue and accrued expenses	2,211	2,104
Current debt	—	650
Current lease liabilities	118	125
Other current liabilities	765	678
Total current liabilities	12,598	12,630
Long-term debt	5,309	4,567
Liability for pension benefits	615	563
Deferred tax liabilities	45	542
Provision for liabilities	341	365
Long-term lease liabilities	502	592
Other non-current liabilities	254	238
Total non-current liabilities	7,066	6,867
TOTAL LIABILITIES	19,664	19,497
COMMITMENTS AND CONTINGENCIES
EQUITY (i)
Additional paid-in capital	10,989	10,910
Retained earnings	109	1,466
Accumulated other comprehensive loss, net of tax	(3,158)	(2,856)
Total WTW shareholders’ equity	7,940	9,520
Non-controlling interests	77	73
Total equity	8,017	9,593
TOTAL LIABILITIES AND EQUITY	$27,681	$29,090

(i)
Equity includes (a) Ordinary shares $0.000304635 nominal value; Authorized 1,510,003,775; Issued 99,805,780 (2024) and 102,538,072 (2023); Outstanding 99,805,780 (2024) and 102,538,072 (2023); (b) Preference shares, $0.000115 nominal value; Authorized 1,000,000,000 and Issued none in 2024 and 2023.

See accompanying notes to the consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Consolidated Statements of Cash Flows

(In millions of U.S. dollars)

	Years ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
NET (LOSS)/INCOME	$(88)	$1,064	$1,024
Adjustments to reconcile net (loss)/income to total net cash from operating activities:
Depreciation	230	242	255
Amortization	226	263	312
Impairment	1,042	—	81
Non-cash restructuring charges	41	38	71
Non-cash lease expense	98	105	120
Net periodic cost/(benefit) of defined benefit pension plans	4	(26)	(153)
Provision for doubtful receivables from clients	13	6	13
Benefit from deferred income taxes	(213)	(109)	(50)
Share-based compensation	121	125	99
Net loss/(gain) on disposal of operations	337	(43)	59
Non-cash foreign exchange (gain)/loss	(31)	20	(137)
Other, net	58	31	6
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable	(233)	(206)	(188)
Other assets	(373)	(185)	(197)
Other liabilities	301	16	(495)
Provisions	(21)	4	(8)
Net cash from operating activities	1,512	1,345	812
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	(136)	(153)	(138)
Capitalized software costs	(109)	(89)	(66)
Acquisitions of operations, net of cash acquired	(107)	(6)	(81)
Net proceeds/(payments) from sale of operations	619	89	(59)
Cash and fiduciary funds transferred in sale of operations	(5)	(922)	(29)
(Purchase)/sale of investments	(12)	(4)	200
Net cash from/(used in) investing activities	250	(1,085)	(173)
CASH FLOWS USED IN FINANCING ACTIVITIES
Senior notes issued	746	748	750
Debt issuance costs	(9)	(7)	(5)
Repayments of debt	(655)	(254)	(585)
Repurchase of shares	(901)	(1,000)	(3,530)
Proceeds from issuance of shares	—	—	7
Net proceeds/(payments) from fiduciary funds held for clients	785	(234)	354
Payments of deferred and contingent consideration related to acquisitions	(2)	(12)	(22)
Cash paid for employee taxes on withholding shares	(56)	(26)	(34)
Dividends paid	(354)	(352)	(369)
Acquisitions of and dividends paid to non-controlling interests	(13)	(63)	(11)
Net cash used in financing activities	(459)	(1,200)	(3,445)
INCREASE/(DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH (i)	1,303	(940)	(2,806)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(97)	11	(164)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR (i)	3,792	4,721	7,691
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR (i)	$4,998	$3,792	$4,721

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

See accompanying notes to the consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Consolidated Statements of Changes in Equity

(In millions of U.S. dollars and number of shares in thousands)

	Shares outstanding	Additional paid-in capital	Retained earnings	Treasury shares	AOCL (i)	Total WTW shareholders’ equity	Non-controlling interests	Total equity
Balance as of January 1, 2022	122,056	$10,804	$4,645	$(3)	$(2,186)	$13,260	$48	$13,308
Shares repurchased	(15,729)	—	(3,530)	—	—	(3,530)	—	(3,530)
Net income	—	—	1,009	—	—	1,009	15	1,024
Dividends declared ($3.28 per share)	—	—	(360)	—	—	(360)	—	(360)
Dividends attributable to non-controlling interests	—	—	—	—	—	—	(10)	(10)
Other comprehensive loss	—	—	—	—	(435)	(435)	(1)	(436)
Issuance of shares under employee stock compensation plans	429	7	—	—	—	7	—	7
Share-based compensation and net settlements	—	54	—	—	—	54	—	54
Additional non-controlling interests	—	—	—	—	—	—	27	27
Reduction of non-controlling interests (ii)	—	2	—	—	—	2	(2)	—
Foreign currency translation	—	9	—	—	—	9	—	9
Balance as of December 31, 2022	106,756	$10,876	$1,764	$(3)	$(2,621)	$10,016	$77	$10,093
Shares repurchased	(4,483)	(3)	(1,000)	3	—	(1,000)	—	(1,000)
Net income	—	—	1,055	—	—	1,055	9	1,064
Dividends declared ($3.36 per share)	—	—	(353)	—	—	(353)	—	(353)
Dividends attributable to non-controlling interests	—	—	—	—	—	—	(13)	(13)
Other comprehensive (loss)/income	—	—	—	—	(235)	(235)	2	(233)
Issuance of shares under employee stock compensation plans	265	—	—	—	—	—	—	—
Share-based compensation and net settlements	—	89	—	—	—	89	—	89
Reduction of non-controlling interests (ii)	—	(47)	—	—	—	(47)	(2)	(49)
Foreign currency translation	—	(5)	—	—	—	(5)	—	(5)
Balance as of December 31, 2023	102,538	$10,910	$1,466	$—	$(2,856)	$9,520	$73	$9,593
Shares repurchased	(3,145)	—	(901)	—	—	(901)	—	(901)
Net (loss)/income	—	—	(98)	—	—	(98)	10	(88)
Dividends declared ($3.52 per share)	—	—	(358)	—	—	(358)	—	(358)
Dividends attributable to non-controlling interests	—	—	—	—	—	—	(9)	(9)
Other comprehensive loss	—	—	—	—	(302)	(302)	—	(302)
Issuance of shares under employee stock compensation plans	413	—	—	—	—	—	—	—
Share-based compensation and net settlements	—	74	—	—	—	74	—	74
Additional non-controlling interests	—	—	—	—	—	—	3	3
Reduction of non-controlling interests (ii)	—	(4)	—	—	—	(4)	—	(4)
Foreign currency translation	—	9	—	—	—	9	—	9
Balance as of December 31, 2024	99,806	$10,989	$109	$—	$(3,158)	$7,940	$77	$8,017

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

See accompanying notes to the consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Notes to the Consolidated Financial Statements

(Tabular amounts are in millions of U.S. dollars, except per share data)

Note 1 — Nature of Operations

Willis Towers Watson Public Limited Company is a leading global advisory, broking and solutions company that provides data-driven, insight-led solutions in the areas of people, risk and capital. The Company has approximately 49,000 colleagues serving more than 140 countries and markets.

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

We operate a private Medicare marketplace in the U.S. through which, along with our active employee marketplace, we help our clients move to a more sustainable economic model by capping and controlling the costs associated with healthcare benefits. We also provided direct-to-consumer sales of Medicare coverage through our TRANZACT business until December 31, 2024, the date of the completion of the sale of TRANZACT (see Note 3 – Acquisitions and Divestitures).

We are not an insurance company, and therefore we do not underwrite insurable risks for our own account. We help sharpen strategies, enhance organizational resilience, motivate workforces and maximize performance to uncover opportunities for sustainable success.

Note 2 — Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The accompanying audited consolidated financial statements of WTW and our subsidiaries are presented in accordance with the rules and regulations of the SEC for annual reports on Form 10-K and are prepared in accordance with U.S. GAAP. Certain prior-period amounts have been reclassified to conform to the current-period presentation. All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents — Cash and cash equivalents primarily consist of time deposits with original maturities of three months or less. In certain of the countries in which we conduct business, we are subject to capital adequacy requirements. Most significantly, Willis Limited, our U.K. brokerage subsidiary regulated by the Financial Conduct Authority, is currently required to maintain $90 million in unencumbered and available financial resources, of which at least $57 million must be in cash, for regulatory purposes. Term deposits and certificates of deposits with original maturities greater than three months are considered to be short-term investments and are included in Prepaid and other current assets. Additionally, see Note 21 — Supplemental Disclosures of Cash Flow Information for a reconciliation of the cash, cash equivalents and restricted cash as presented on our consolidated balance sheets and the consolidated statements of cash flows.

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

Acquired Accounts Receivable — As part of the acquisition accounting for the TRANZACT business in 2019, the acquired accounts receivable arising from direct-to-consumer Medicare broking sales were present-valued at the acquisition date in accordance with ASC 805, Business Combinations (‘ASC 805’). Cash collections for these receivables were expected to occur over a period of several years. Due to the provisions of ASC 606, Revenue From Contracts With Customers (‘ASC 606’), these receivables were not discounted for a significant financing component when initially recognized. Following the acquisition, the acquired renewal commissions receivables were accounted for prospectively using the cost-recovery method in which future cash receipts were initially applied against the acquisition date fair value until the value reached zero. Any cash received in excess of the fair value determined at acquisition was recorded to earnings when it was received. Prior to the sale of TRANZACT, the adjusted values of these acquired renewal commissions receivables were included in Prepaid and other current assets or Other non-current assets, as appropriate, on the consolidated balance sheets.

Income Taxes — The Company recognizes deferred tax assets and liabilities for the estimated future tax consequences of events attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and capital loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized for continuing operations in the consolidated statement of comprehensive income in the period in which the change is enacted. Deferred tax assets are reduced through the establishment of a valuation allowance at such time as, based on available evidence, it is more likely than not that the deferred tax assets will not be realized. The Company adjusts valuation allowances to measure deferred tax assets at the amounts considered realizable in future periods, which is assessed at each balance sheet date. In making such determinations, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operating results. The Company places more reliance on evidence that is objectively verifiable.

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

Foreign Currency — Transactions in currencies other than the functional currency of the entity are recorded at the rates of exchange prevailing at the date of the transaction. Monetary assets and liabilities in currencies other than the functional currency are translated at the rates of exchange prevailing at the balance sheet date and the related transaction gains and losses are reported as income or expense in the consolidated statements of comprehensive income. Certain intercompany loans may be determined to be of a long-term investment nature. The Company records transaction gains and losses from re-measuring such loans as other comprehensive income in the consolidated statements of comprehensive income.

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

Derivatives — The Company uses derivative financial instruments to alter the risk profile of an existing underlying exposure. Forward and option foreign currency exchange contracts are used to manage currency exposures arising from future income and expenses and to offset balance sheet exposures in currencies other than the functional currency of an entity. We do not hold any derivatives for trading purposes. The fair values of derivative contracts are recorded in other assets and other liabilities in the consolidated balance sheets. The effective portions of changes in the fair value of derivatives that qualify for hedge accounting as cash flow hedges are recorded in other comprehensive income. Amounts are reclassified from other comprehensive income into earnings when the hedged exposure affects earnings. If the derivative is designated and qualifies as an effective hedge, the changes in the fair value of the derivative and of the hedged item associated with the hedged risk are both recognized in earnings. The amount of hedge ineffectiveness recognized in earnings is based on the extent to which an offset between the fair value of the derivative and hedged item is not achieved. Changes in the fair value of derivatives that do not qualify for hedge accounting, together with any hedge ineffectiveness on those that do qualify, are recorded in Other (loss)/income, net or interest expense as appropriate.

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

The Company expenses equity-based compensation, which is included in Salaries and benefits in the consolidated statements of comprehensive income, primarily on a straight-line basis over the requisite service period. The significant assumptions underlying our expense calculations include the fair value of the award on the date of grant, the estimated achievement of any performance targets and estimated forfeiture rates. Forfeitures are estimated on the date of grant and revised for both actual and expected forfeiture activity. The awards under equity-based compensation are classified as equity and are included as a component of equity on the Company’s consolidated balance sheets, as the ultimate payment of such awards will not be achieved through use of the Company’s cash or other assets.

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

Employee Share Purchase Plan — In the second quarter of 2024, the Company launched an employee share purchase plan (‘ESPP’), which is initially available to colleagues in North America and certain other countries. The ESPP allows eligible colleagues to defer a portion of their after-tax income during biannual six-month offering periods, at the end of which periods amounts deferred are converted to shares using the Company’s closing share price on the last trading day of the applicable offering period with a 15% discount applied. ASC 840, Distinguishing Liabilities from Equity, requires these deferred amounts to be recognized as liabilities, which we have included in other current liabilities on our accompanying consolidated balance sheet until they are converted to shares on the purchase date. See Note 19 — Share-based Compensation for more information.

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

Our real estate leases are generally long-term in nature, with terms that currently range from 3 to 10 years. Our most significant lease supports our London market operations with a lease term through 2032. Our real estate leases often contain options to renew the lease, either through exercise of the option or through automatic renewal. Additionally, certain leases have options to cancel the lease with appropriate notice to the landlord prior to the end of the stated lease term. As we enter into new leases, we consider these options as we assess lease terms in our recognized ROU assets and lease liabilities. If we are reasonably certain to exercise an option to renew a lease, we include this period in our lease term. To the extent that we have the option to cancel a lease, we recognize our ROU assets and lease liabilities using the term that would result from using this earlier date. If a significant penalty is required to cancel the lease at an earlier date, we assess our lease term as ending at the point when no significant penalty would be due.

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

We are required to use judgment in the determination of the incremental borrowing rates to calculate the present values of our future lease payments. Since the majority of our debt is publicly traded, our real estate function is centralized, and our treasury function is centralized and generally prohibits our subsidiaries from borrowing externally, we have determined it appropriate to use the Company’s consolidated unsecured borrowing rate, and we adjust for collateralization in accordance with ASC 842. Using the resulting interest rate curves from publicly traded debt at this collateralized borrowing rate, we select the interest rate at lease inception by reference to the lease term and lease currency. At December 31, 2024, 86% of our leases are denominated in U.S. dollars, Pounds sterling or Euros.

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

Acquired intangible assets held at December 31, 2024 are being amortized on the basis noted and over the following expected life:

	Amortization basis	Expected life (years)
Client relationships	In line with underlying cash flows	3 to 21
Software	In line with underlying cash flows or straight-line basis	5 to 9
Trademark and trade name	Straight-line basis	5 to 25
Other	In line with underlying cash flows or straight-line basis	5 to 16

Goodwill is tested for impairment annually as of October 1, and whenever indicators of impairment exist. Goodwill is tested at the reporting unit level, and the Company had seven reporting units as of October 1, 2024. In the impairment test, the fair value of each reporting unit is compared with its carrying value, including goodwill. If the carrying value of a reporting unit exceeds its fair value, the difference is recognized as an impairment loss. As discussed in Note 3 — Acquisitions and Divestitures within Item 8 of this Annual Report on Form 10-K, in connection with the sale of TRANZACT, completed on December 31, 2024, the Company recorded a $1.0 billion non-cash goodwill impairment charge on the BDA reporting unit. The BDA reporting unit goodwill after impairment is approximately $1.2 billion. After reflecting the sale of TRANZACT, the fair value of the remaining reporting unit is estimated to be significantly in excess of its carrying value. The impairment test for the remaining six reporting units resulted in estimated fair values that were significantly in excess of their carrying values. The Company’s goodwill impairment tests for the years ended December 31, 2023 and 2022 have not resulted in any impairment charges. See Note 9 — Goodwill and Other Intangible Assets for additional information about our goodwill and other intangible assets.

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

Revenue Recognition — We recognize revenue from a variety of services, with broking, consulting and outsourced administration representing our most significant offerings. All other revenue streams, which can be recognized at either a point in time or over time, are individually less significant and are grouped in Other in our revenue disaggregation disclosures in Note 4 — Revenue. These Other revenue streams represent 6% of customer contract revenue from continuing operations each year. The Company experiences seasonal fluctuations of its revenue during the year, with revenue being typically higher during the Company’s first and fourth quarters due primarily to the timing of broking-related activities.

Broking — Representing 48% to 49% of customer contract revenue from continuing operations each year, in our broking arrangements, we earn revenue by acting as an intermediary in the placement of effective insurance policies. Generally, we act as an agent and view our client to be the party looking to obtain insurance coverage for various risks, or an employer or sponsoring organization looking to obtain insurance coverage for its employees or members. Our primary performance obligation under the majority of these arrangements is to place an effective insurance policy, but there can also be significant post-placement obligations in certain contracts to which we need to allocate revenue. The most common of these is for claims handling or call center support. The revenue recognition method for these, after the relative fair value allocation, is described further as part of the ‘Outsourced Administration’ description below.

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

Prior to the sale of TRANZACT, we also had a direct-to-consumer Medicare broking offering. The contractual arrangements in this offering differed from our employer-sponsored Medicare broking offering described above. The governing contracts in our direct-to-consumer Medicare broking offering were the contractual arrangements with insurance carriers, for whom we acted as an agent, that provided compensation in return for issued policies. Once an application was submitted to a carrier, our obligation was complete, and we had no ongoing fulfillment obligations. We received compensation from carriers in the form of commissions, administrative fees and marketing fees in the first year, and depending on the type of policy issued, we may have received renewal commissions for up to 25 years, provided the policies were renewed for such periods of time.

Because our obligation was complete upon application submission to the carrier, we recognized revenue at that date, which included both compensation that was due to us in the first year as well as an estimate of the total renewal commissions that would have been received over the lifetime of the policy. This variable consideration estimate required significant judgment, and varied based on product type, estimated commission rates, the expected lives of the respective policies and other factors. The Company applied an actuarial model to account for these uncertainties, which was updated periodically based on actual experience, and included an element of ‘constraint’ as defined by ASC 606 such that no significant reversal was expected to occur in the future. Actual results differed from these estimates.

The timing of renewal payments in our direct-to-consumer Medicare broking offering was reflective of regulatory restrictions and insurance carriers’ protection for cancellations and varied based on policy holder decisions that were outside of the control of both the Company and the insurance carriers. As such, the estimate of these renewal commissions receivables was not discounted to reflect a significant financing component.

Consulting — We earn revenue for advisory and consulting work that may be structured as different types of service offerings, including annual recurring projects, projects of a short duration or stand-ready obligations. Collectively, our consulting arrangements represent 31% to 33% of customer contract revenue from continuing operations each year.

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

Outsourced Administration — We provide customized benefits outsourcing and co-sourcing solutions services in relation to the administration of defined benefit, defined contribution, and health and welfare plans. These plans are sponsored by our clients to provide benefits to their active or retired employees. Additionally, these services include operating call centers and may include providing access to, and managing, a variety of consumer-directed savings accounts. The operation of call centers and consumer-directed accounts can be provisioned as part of an ongoing administration or solutions service, or separately as part of a broking arrangement. The products and services available to all clients are the same, but the selections by client can vary and portray customized products and services based on the customer’s specific needs. Our services often include the use of proprietary systems that are configured for each of our clients’ needs. In total, our outsourced administration services represent 12% of customer contract revenue from continuing operations each year.

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

Cost to obtain or fulfill contracts — Costs to obtain customers include commissions for brokers under specific agreements that would not be incurred without a contract being signed and executed. The Company has elected to apply the ASC 606 ‘practical expedient’ which allows us to expense these costs as incurred if the amortization period related to the resulting asset would be one year or less. Where the Company has instances of contracts that would be amortized for a period greater than a year, the related commissions have been capitalized.

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

We amortize costs to fulfill over the period we receive the related benefits. For broking pre-placement costs, this is typically less than a year. In our system implementation and consulting arrangements and in our cost to obtain broking arrangements which do not qualify for the practical expedient, we include the likelihood of contract renewals in our estimate of the amortization period, resulting in most costs being amortized for a greater length of time than the initial contract term.

Transaction and transformation — Transaction and transformation consists of two components, transaction-related costs related to acquisitions and disposals, and transformation expenses associated with our completed Transformation program (see Note 6 — Restructuring Costs).

Transaction costs primarily include legal and other professional fees as well as other costs that are directly attributable to an acquisition or an in-process but not yet completed divestiture. Costs related to divestitures incurred during the period of the divestment are not included in transaction costs, but are instead included in the gain or loss on disposal of a business within Other (loss)/income, net on the consolidated statements of comprehensive income.

Transformation costs are costs incurred under the Transformation program but are not eligible to be classified as restructuring costs under ASC 420, Exit or Disposal Cost Obligation (‘ASC 420’). These costs are not expected to continue beyond the defined period of the program.

Recent Accounting Pronouncements

Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information within the income tax rate reconciliation and income taxes paid disclosures. It also includes certain other amendments intended to improve the effectiveness of income tax disclosures. Specifically, this ASU requires a tabular income tax rate reconciliation using both percentages and amounts disaggregated into specific categories with certain reconciling items at or above 5% of the statutory tax, further disaggregated by its nature and/or jurisdiction. Additionally, income taxes paid will be required to be presented by federal, state, local and foreign jurisdictions, including amounts paid to individual jurisdictions representing 5% or more of the total income taxes paid. This ASU became effective for the Company on January 1, 2025, at which time we adopted it. The Company will include the required disclosures within its 2025 Annual Report on Form 10-K.

In March 2024, the SEC adopted final rules on the enhancement and standardization of climate-related disclosures for investors (the ‘SEC Climate Rules’). The SEC Climate Rules require disclosure of certain climate-related information in registration statements and annual reports on Form 10-K. For example, the rules require the notes to the financial statements to include disclosure regarding the effects of severe weather events and other natural conditions, subject to certain materiality thresholds. Additionally, the SEC Climate Rules also require certain other disclosures outside of the financial statements. Among other things, these requirements include Scope 1 (direct) and Scope 2 (indirect from purchased energy) greenhouse gas (‘GHG’) emissions, if material, which will be subject to assurance requirements that will be phased in, as well as governance, oversight and risk management disclosures, which include any transition plan adopted to manage material transition risk, and material climate targets and goals. SEC Climate Rules require these disclosures to be implemented in phases.

Following a number of legal challenges which have been consolidated for review in the U.S. Court of Appeals for the Eighth Circuit, the SEC has voluntarily stayed the SEC Climate Rules pending the completion of judicial review of such consolidated petitions to avoid regulatory uncertainty for companies subject to the SEC Climate Rules while the litigation proceeds. The Company is monitoring the outcome of the litigation and will provide the required disclosures if and when required.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expense, which is intended to provide transparency about the components of expenses included in the income statement. This ASU requires public companies to disclose additional information about certain expenses in the notes to the financial statements on a quarterly and annual basis, including purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion for each income statement line item that contains those expenses. The ASU requires a new tabular disclosure format that centralizes expense information and additional qualitative disclosure. The guidance does not change the existing income statement presentation. The annual requirements for this ASU become effective with the Company's 2027 Form 10-K, and for its interim periods beginning on January 1, 2028. Early adoption is permitted. The guidance is to be applied prospectively, with the option for retrospective application. The Company currently does not plan to early-adopt this ASU and is assessing the expected impact on its consolidated financial statements.

Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (‘ASU 2023-07’) which is intended to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. Among other amendments, this ASU creates a ‘significant expense principle,’ and adds required disclosures of significant expenses for each reportable segment, as well as certain other disclosures to help investors understand how the chief operating decision maker (‘CODM’) evaluates segment expenses and operating results. In addition, this ASU requires for interim periods all disclosures about a reportable segment’s profit or loss and assets under ASC 280, Segment Reporting, that had previously only been provided annually (e.g., interest revenue and expense, depreciation and amortization expense). The annual requirements of this ASU became effective for the Company on January 1, 2024 and the new disclosures have been included in Note 5 — Segment Information. New interim disclosures are required for fiscal years beginning January 1, 2025.

Other Legislation

Inflation Reduction Act

The Inflation Reduction Act (the ‘IRA’) was enacted into law on August 16, 2022 and certain portions of the IRA became effective January 1, 2023. The IRA introduced, among other provisions, a share repurchase excise tax and a new Corporate Alternative Minimum Tax (‘CAMT’) which imposes a 15% tax on the adjusted financial statement income of ‘applicable corporations’. Although the Company is considered an ‘applicable corporation’ for purposes of the CAMT calculation, there is no tax impact. New rules included in excise tax proposed regulations issued on April 9, 2024 apply to share repurchases after April 12, 2024. To date, the excise tax has not had a material impact on the Company’s consolidated financial statements, and the Company does not expect the excise tax or CAMT to have a significant impact on its consolidated financial statements.

Pillar Two

On October 8, 2021, the Organisation for Economic Co-operation and Development (‘OECD’) announced an international agreement with more than 140 countries to implement a two-pillar solution to address tax challenges arising from the digitalization of the economy. The agreement introduced rules that would result in the reallocation of certain taxing rights over multinational companies from their home countries to the markets where they have business activities and earn profits, regardless of physical presence (‘Pillar One’) and introduced a global corporate minimum tax of 15% for certain large multinational companies starting in 2024 (‘Pillar Two’). On December 20, 2021, the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting released the Model Global Anti-Base Erosion (‘GloBE’) rules (the ‘OECD Model Rules’) under Pillar Two. On December 12, 2022, E.U. member states reached an agreement to implement Pillar Two and this requires E.U. member states to enact domestic legislation to put Pillar Two into effect. In 2023, many E.U. countries enacted the necessary legislation (based on the OECD Model Rules) to implement Pillar Two in 2024. Ireland, in particular, enacted Pillar Two legislation by signing Finance (No. 2) Bill 2023 into law in December 2023. Other countries and territories have indicated they will introduce Pillar Two legislation beginning in 2025. The Pillar Two minimum tax is treated as a period cost beginning in 2024 and does not have a material impact on the Company's financial results of operations for the current period. The Company continues to monitor evolving tax legislation as well as additional guidance to enacted legislation in the jurisdictions in which we operate.

Note 3 — Acquisitions and Divestitures

The following disclosures discuss significant transactions during the three-year period ended December 31, 2024.

Acquisitions

The Company completed acquisitions, including acquisitions of assets, non-controlling interests of certain subsidiaries and interests in associates accounted for under the equity method of accounting, during the years ended December 31, 2024, 2023 and 2022 for combined cash payments of $119 million, $56 million and $111 million, respectively, and contingent or deferred consideration fair valued at $3 million, $3 million and $28 million, respectively.

Divestitures

TRANZACT Sale

Effective December 31, 2024, the Company sold TRANZACT, its direct-to-consumer insurance distribution business, for total cash consideration of $632 million, which was subject to certain adjustments pursuant to an equity purchase agreement dated September 30, 2024. The Company is providing a number of services to TRANZACT under a Transition Services Agreement which may remain in effect through 2025.

In connection with the sale, the Company recorded a pre-tax loss on the disposal of $1.1 billion within Other (loss)/income, net on our consolidated statements of comprehensive income. Additionally, and in conjunction with the sale, the Company recognized a $1.0 billion pre-tax goodwill impairment charge within its Benefits, Delivery and Administration reporting unit (‘BDA’).

TRANZACT was included in our Health, Wealth and Career segment. The following selected financial information relates to the operations of TRANZACT for the periods presented:

	Years Ended December 31,
	2024	2023	2022
Revenue	$785	$805	$742
Operating income	148	149	146

Divestment of Russian Business

During the first quarter of 2022, WTW announced its intention to transfer ownership of its Russian subsidiaries to local management who are operating independently in the Russian market. Due to the sanctions and prohibitions on certain types of business and activities, WTW deconsolidated its Russian entities on March 14, 2022. The transfer of its Russian subsidiaries to local management was completed on the agreed-upon terms on July 18, 2022, and the transfer was registered in Russia on July 25, 2022. The deconsolidation in the first quarter of 2022 resulted in a loss of $57 million, which included an allocation of Risk & Broking goodwill, and was recognized as a loss on disposal of a business within Other (loss)/income, net on our consolidated statements of comprehensive income. Further, certain Russian insurance contracts were placed historically by our U.K. brokers into the London market, the majority of which were under multi-year terms resulting in both current and non-current accounts receivables. Total net assets impaired, including accounts receivable balances related to our Russian business that were held outside of our Russian entities, were $81 million recorded during 2022 in Other operating expenses on our consolidated statements of comprehensive income.

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

Certain amounts included in the consolidated balance sheets did not transfer to Gallagher under the terms of the Willis Re SAPA, and instead were to be settled by the Company, noting that certain fiduciary positions continued to be held under the terms of various co-broking agreements between subsidiaries of the Company and Gallagher. On May 31, 2023, the Company and Gallagher entered into a side letter to the Willis Re SAPA which became effective on June 1, 2023 and which (A) ended the co-broking agreements prospectively and (B) transferred related fiduciary and certain non-fiduciary assets and liabilities to Gallagher at that time based on then-current estimates. These non-fiduciary amounts were finalized in the third quarter of 2023. The value of the initial transfer during the second quarter of 2023 amounted to $74 million of other current liabilities less $26 million of accounts receivables due to the Company, totaling $48 million of net cash transferred to Gallagher. Additionally, total fiduciary assets and liabilities of $4.5 billion, including $868 million of fiduciary cash, were transferred to Gallagher. The total cash outflow of $916 million was included in cash used in investing activities in the consolidated statements of cash flows for the six months ended June 30, 2023. During the third quarter of 2023, WTW and Gallagher agreed to a final settlement of all balances which resulted in a $5 million increase to the gain on disposal recognized at that time, and is included within Other (loss)/income, net on our consolidated statements of comprehensive income. The settlement of remaining amounts owed to Gallagher totaling $11 million was transferred in October 2023.

During the fourth quarter of 2024, the Company had sufficient evidence to conclude that the earnout would be received in full and recognized $750 million as a gain on disposal and a corresponding receivable within other current assets on the consolidated balance sheet.

A number of services continued under a cost reimbursement Transition Services Agreement (‘TSA’) in which WTW was providing Gallagher support including real estate leases, information technology, payroll, human resources and accounting. During the third quarter of 2023, the term for these services was extended from November 30, 2023 to May 31, 2024, and during the second quarter of 2024, the second of the two extensions allowed under the TSA was invoked and the term for these services was further extended to November 30, 2024. Fees earned under the TSA were $19 million, $36 million and $45 million during the years ended December 31, 2024, 2023 and 2022, respectively, and have been recognized as a reduction to the costs incurred to service the TSA and are included within Other operating expenses on the consolidated statements of comprehensive income.

Other Disposals

The Company completed other disposals during the years ended December 31, 2024, 2023 and 2022 for cash proceeds of $18 million, $89 million and $1 million, respectively. These disposals resulted in no net gains or losses on disposal for the year ended December 31, 2024; for the years ended December 31, 2023 and 2022, there were net gains on disposal of $38 million and $64 million, respectively. There were no non-cash proceeds recognized on disposals for the years ended December 31, 2024 and 2023; for the year ended December 31, 2022, the Company recognized non-cash proceeds on disposals of $63 million.

Note 4 — Revenue

Disaggregation of Revenue

The Company reports revenue by segment in Note 5 — Segment Information. The following table presents revenue by service offering and segment, as well as reconciliations to total revenue for the years ended December 31, 2024, 2023 and 2022. Along with reimbursable expenses and other, total revenue by service offering represents our revenue from customer contracts.

Year Ended December 31,	Broking	Consulting	Outsourced Administration	Other	Total revenue by service offering	Reimbursable expenses and other (i)	Total revenue from customer contracts	Interest and other income	Total revenue
HWC
2024	$1,613	$2,668	$1,091	$363	$5,735	$69	$5,804	$42	$5,846
2023	1,531	2,594	1,078	349	5,552	73	5,625	30	5,655
2022	1,415	2,522	979	332	5,248	64	5,312	39	5,351
R&B
2024	3,196	396	76	243	3,911	13	3,924	127	4,051
2023	2,947	378	81	222	3,628	13	3,641	107	3,748
2022	2,745	370	75	194	3,384	11	3,395	76	3,471
Corporate (i)
2024	—	2	—	—	2	9	11	22	33
2023	8	14	—	—	22	16	38	42	80
2022	7	10	—	—	17	2	19	25	44
Total
2024	$4,809	$3,066	$1,167	$606	$9,648	$91	$9,739	$191	$9,930
2023	$4,486	$2,986	$1,159	$571	$9,202	$102	$9,304	$179	$9,483
2022	$4,167	$2,902	$1,054	$526	$8,649	$77	$8,726	$140	$8,866

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

Interest and other income is included in segment revenue and total revenue, however it has been presented separately in the above tables because it does not arise directly from contracts with customers. The significant components of interest and other income are as follows for the periods presented above:

	Year Ended December 31,
	Book-of-business settlements			Interest income			Other income			Total
	2024	2023	2022	2024	2023	2022	2024	2023	2022	2024	2023	2022
HWC	$8	$1	$19	$32	$25	$8	$2	$4	$12	$42	$30	$39
R&B	14	25	52	112	79	25	1	3	(1)	127	107	76
Corporate	—	—	—	22	41	22	—	1	3	22	42	25
Total interest and other income	$22	$26	$71	$166	$145	$55	$3	$8	$14	$191	$179	$140

As a result of the cessation of the co-broking agreement, (see Note 3 — Acquisitions and Divestitures) interest income associated with fiduciary funds is now allocated more directly to the Risk and Broking segment beginning in the third quarter of 2023. These amounts were previously allocated to the Corporate segment following the disposal of Willis Re.

The following table presents revenue from service offerings by the geography where our work was performed for the years ended December 31, 2024, 2023 and 2022. The reconciliations to total revenue on our consolidated statements of comprehensive income and to segment revenue is shown in the table above.

Year Ended December 31,	North America	Europe	International	Total revenue by geography
HWC
2024	$3,780	$1,475	$480	$5,735
2023	3,738	1,362	452	5,552
2022	3,569	1,266	413	5,248
R&B
2024	1,486	1,816	609	3,911
2023	1,400	1,668	560	3,628
2022	1,328	1,527	529	3,384
Corporate
2024	2	—	—	2
2023	8	12	2	22
2022	7	9	1	17
Total
2024	$5,268	$3,291	$1,089	$9,648
2023	$5,146	$3,042	$1,014	$9,202
2022	$4,904	$2,802	$943	$8,649

Contract Balances

The Company reports accounts receivable, net on the consolidated balance sheets, which includes billed and unbilled receivables and current contract assets. In addition to accounts receivable, net, the Company had the following non-current contract assets and deferred revenue balances at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Billed receivables, net of allowance for doubtful accounts of $36 million and $34 million	$1,604	$1,581
Unbilled receivables	569	491
Current contract assets	321	500
Accounts receivable, net	$2,494	$2,572
Non-current accounts receivable, net	$18	$19
Non-current contract assets	$—	$909
Deferred revenue	$732	$677

The Company receives payments from customers based on billing schedules or terms as written in our contracts. Those balances denoted as contract assets relate to situations where we have completed some or all performance under the contract, however our right to consideration is conditional. Contract assets result most materially in our Medicare intermediary businesses. The significant decreases in both current and non-current contract assets relate to the sale of TRANZACT. Billed and unbilled receivables are recorded when the right to consideration becomes unconditional. Deferred revenue relates to payments received in advance of performance under the contract and is recognized as revenue as (or when) we perform under the contract.

During the year ended December 31, 2024, revenue of approximately $532 million was recognized that was reflected as deferred revenue at December 31, 2023.

During the year ended December 31, 2024, the Company recognized revenue of approximately $43 million related to performance obligations satisfied in a prior period.

Accounts receivable are stated at estimated net realizable values. The following table presents the changes in our allowance for doubtful accounts for the years ended December 31, 2024, 2023 and 2022.

	December 31, 2024	December 31, 2023	December 31, 2022
Balance at beginning of year	$34	$46	$45
Additions charged to costs and expenses	13	6	14
Deductions/other movements	(12)	(21)	(20)
Foreign exchange	1	3	7
Balance at end of year	$36	$34	$46

The changes in our allowance for doubtful accounts presented above do not include receivables that were impaired as a result of the divestment of our Russian businesses in March 2022. See Note 3 — Acquisitions and Divestitures.

Performance Obligations

The Company has contracts for which performance obligations have not been satisfied as of December 31, 2024 or have been partially satisfied as of this date. The following table shows the expected timing for the satisfaction of the remaining performance obligations. This table does not include contract renewals or variable consideration, which was excluded from the transaction prices in accordance with the guidance on constraining estimates of variable consideration.

In addition, in accordance with ASC 606, the Company has elected not to disclose the remaining performance obligations when one or both of the following circumstances apply:

•
Performance obligations which are part of a contract that has an original expected duration of less than one year, and
•
Performance obligations satisfied in accordance with ASC 606-10-55-18 (‘right to invoice’).

	2025	2026	2027 onward	Total
Revenue expected to be recognized on contracts as of December 31, 2024	$550	$427	$469	$1,446

Since most of the Company’s contracts are cancellable with less than one year’s notice and have no substantive penalty for cancellation, the majority of the Company’s remaining performance obligations as of December 31, 2024 have been excluded from the table above.

Costs to Obtain or Fulfill a Contract

The Company incurs costs to obtain or fulfill contracts which it would not incur if a contract with a customer was not executed.

The following tables show the categories of costs that are capitalized and deferred over the expected life of a contract.

Costs to obtain
December 31, 2024
Balance at beginning of the year	$—
New capitalized costs	3
Amortization	(1)
Balance at end of the year	$2

	Costs to fulfill
	December 31, 2024	December 31, 2023	December 31, 2022
Balance at beginning of the year	$218	$197	$189
New capitalized costs	493	458	421
Amortization	(470)	(441)	(407)
Foreign currency translation	(3)	4	(6)
Balance at end of the year	$238	$218	$197

Note 5 — Segment Information

WTW has two reportable operating segments organized by business areas:

•
Health, Wealth & Career (‘HWC’); and
•
Risk & Broking (‘R&B’).

WTW’s chief operating decision maker is its chief executive officer. We determined that the operational data used by the chief operating decision maker (‘CODM’) is at the segment level. As noted further below, management bases strategic goals and decisions for these segments on the data presented below which is used to assess the adequacy of strategic decisions and the methods of achieving these strategies and related financial results. Management evaluates the performance of its segments and allocates resources to them based on net segment operating income performance and prospects on a pre-tax basis.

Under the segment structure and for internal and segment reporting, WTW segment revenue includes commissions and fees, interest and other income. U.S. GAAP revenue also includes amounts that were directly incurred on behalf of our clients and reimbursed by them (reimbursable expenses), which are not included in segment revenue. There is no significant segment revenue derived from transactions between the segments.

Following the adoption of ASU 2023-07, the Company has not presented any individual significant expense categories due to the following factors:

•
The CODM’s review focuses on segment operating income results in total, rather than on individual expenses to arrive at segment operating income. The CODM uses segment operating income to make decisions and allocate resources.
•
The CODM does not regularly review any individual significant expense categories at the segment level. Rather, the segment leaders are tasked with achieving the targeted segment operating income and have discretion to determine how to manage their respective expense categories to achieve the targets set by the CODM.
•
Instead, the CODM routinely reviews budgeted, forecasted and actual expense information at the consolidated level only and not at the individual segment level.

Segment operating income excludes certain costs, including (i) amortization of intangibles; (ii) restructuring costs; (iii) certain transaction and transformation expenses; and (iv) to the extent that the actual expense based upon which allocations are made differs from the forecast/budget amount, a reconciling item will be created between internally-allocated expenses and the actual expenses that we report for U.S. GAAP purposes. Although not reviewed individually by the CODM, amounts included in segment expenses may be determined on both a direct and allocated basis and are related to salaries and benefits, depreciation, corporate overhead charges and other operating expenses, including for occupancy, colleague travel costs, legal, marketing, technology, professional fees and professional liability costs.

The following table presents segment revenue, segment expenses and segment operating income for our reportable segments for the years ended December 31, 2024, 2023 and 2022.

	HWC			R&B			Total
	Years ended December 31,			Years ended December 31,			Years ended December 31,
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Segment revenue excluding interest income	$5,745	$5,557	$5,279	$3,926	$3,656	$3,435	$9,671	$9,213	$8,714
Interest income	32	25	8	112	79	25	144	104	33
Total segment revenue	5,777	5,582	5,287	4,038	3,735	3,460	9,815	9,317	8,747

Other segment expenses	3,926	3,891	3,782	3,035	2,874	2,674	6,961	6,765	6,456
Depreciation	134	126	123	45	48	52	179	174	175
Total segment expenses	4,060	4,017	3,905	3,080	2,922	2,726	7,140	6,939	6,631

Segment operating income	$1,717	$1,565	$1,382	$958	$813	$734	$2,675	$2,378	$2,116

The following table presents reconciliations of the information reported by segment to the Company’s consolidated amounts reported for the years ended December 31, 2024, 2023 and 2022.

	Years ended December 31,
	2024	2023	2022
Revenue:
Total segment revenue	$9,815	$9,317	$8,747
Corporate, reimbursable expenses and other	115	166	119
Revenue	$9,930	$9,483	$8,866

Total segment operating income	$2,675	$2,378	$2,116
Impairment (i)	(1,042)	—	(81)
Amortization	(226)	(263)	(312)
Restructuring costs (ii)	(61)	(68)	(99)
Transaction and transformation (iii)	(409)	(386)	(181)
Unallocated, net (iv)	(310)	(296)	(265)
Income from operations	627	1,365	1,178
Interest expense	(263)	(235)	(208)
Other (loss)/income, net	(260)	149	288
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$104	$1,279	$1,258

(i)
For the year ended December 31, 2024, represents the non-cash goodwill impairment associated with our BDA reporting unit related to the sale of our TRANZACT business (see Note 3 — Acquisitions and Divestitures for further information). For the year ended December 31, 2022, represents the impairment related to the net assets of our Russian business that are held outside of our Russian entities (see Note 3 — Acquisitions and Divestitures for further information).
(ii)
See Note 6 — Restructuring Costs for the composition of costs for 2024, 2023 and 2022.
(iii)
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

None of the Company’s clients individually represented more than 10% of its consolidated revenue for the years ended December 31, 2024, 2023 and 2022.

Below are our revenue (on the basis of where the work was performed) and tangible long-lived assets for Ireland, our country of domicile, countries with significant concentrations, and all other foreign countries as of and for the years ended as indicated:

	Revenue			Long-Lived Assets (i)
	Years ended December 31,			December 31,
	2024	2023	2022	2024	2023
Ireland	$131	$118	$130	$8	$10

United States	5,128	5,011	4,760	307	408
United Kingdom	1,859	1,723	1,563	490	512
Rest of World	2,812	2,631	2,413	341	355
Total Foreign Countries	9,799	9,365	8,736	1,138	1,275
	$9,930	$9,483	$8,866	$1,146	$1,285

(i)
Tangible long-lived assets consist of fixed assets and ROU assets.

Note 6 — Restructuring Costs

In the fourth quarter of 2024, the Company concluded a three-year ‘Transformation program’ designed to enhance operations, optimize technology and align its real estate footprint to its new ways of working. The program incurred cumulative costs of $1.115 billion and capital expenditures of $130 million, resulting in a total investment of $1.245 billion. Although the Transformation program concluded in 2024, we expect additional cash outflows in 2025 from the settlement of accrued costs.

The main categories of charges were in the following four areas:

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

Certain costs under the Transformation program are accounted for under ASC 420 and are included as restructuring costs in the consolidated statements of comprehensive income. Other costs incurred under the Transformation program are included in transaction and transformation and were $378 million, $347 million and $136 million for the years ended December 31, 2024, 2023 and 2022. An analysis of total restructuring costs incurred under the Transformation program by category and by segment and corporate functions, from commencement to December 31, 2024, is as follows:

	HWC	R&B	Corporate	Total
2021
Real estate rationalization	$—	$—	$19	$19
Technology modernization	—	5	—	5
Process optimization	—	—	—	—
Other	—	—	2	2
2022
Real estate rationalization	—	—	79	79
Technology modernization	—	3	16	19
Process optimization	1	—	—	1
Other	—	—	—	—
2023
Real estate rationalization	—	—	46	46
Technology modernization	2	5	15	22
Process optimization	—	—	—	—
Other	—	—	—	—
2024
Real estate rationalization	—	—	52	52
Technology modernization	2	3	4	9
Process optimization	—	—	—	—
Other	—	—	—	—
Total
Real estate rationalization	—	—	196	196
Technology modernization	4	16	35	55
Process optimization	1	—	—	1
Other	—	—	2	2
Total	$5	$16	$233	$254

A rollforward of the liability associated with cash-based charges related to restructuring costs associated with the Transformation program is as follows:

	Real estate rationalization	Technology modernization	Process optimization	Other	Total
Balance at October 1, 2021	$—	$—	$—	$—	$—
Charges incurred	—	—	—	2	2
Cash payments	—	—	—	(1)	(1)
Balance at December 31, 2021	—	—	—	1	1
Charges incurred	27	—	1	—	28
Cash payments	(21)	—	(1)	(1)	(23)
Balance at December 31, 2022	6	—	—	—	6
Charges incurred	22	8	—	—	30
Cash payments	(25)	—	—	—	(25)
Balance at December 31, 2023	3	8	—	—	11
Charges incurred	19	1	—	—	20
Cash payments	(19)	(7)	—	—	(26)
Balance at December 31, 2024	$3	$2	$—	$—	$5

Note 7 — Income Taxes

Provision for Income Taxes

An analysis of income from continuing operations before income taxes by taxing jurisdiction is shown below:

	Years ended December 31,
	2024	2023	2022
Ireland	$22	$14	$(160)
U.S.	(1,469)	348	394
U.K.	382	(93)	142
Rest of World	1,169	1,010	882
Total	$104	$1,279	$1,258

The components of the provision for income taxes from continuing operations include:

	Years ended December 31,
	2024	2023	2022
Current tax expense:
U.S. federal taxes	$(86)	$(106)	$(103)
U.S. state and local taxes	(18)	(41)	(39)
U.K. corporation tax	(68)	(40)	(13)
Other jurisdictions	(233)	(137)	(93)
Total current tax expense	(405)	(324)	(248)
Deferred tax benefit/(expense):
U.S. federal taxes	166	20	52
U.S. state and local taxes	16	15	(5)
U.K. corporation tax	26	63	(7)
Other jurisdictions	5	11	14
Total deferred tax benefit	213	109	54
Total provision for income taxes	$(192)	$(215)	$(194)

Effective Tax Rate Reconciliation

The reported provision for income taxes differs from the amounts that would have resulted had the reported income from continuing operations before income taxes been taxed at the U.S. federal statutory rate. The principal reasons for the differences between the amounts provided and those that would have resulted from the application of the U.S. federal statutory tax rate are as follows:

	Years ended December 31,
	2024	2023	2022
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$104	$1,279	$1,258
U.S. federal statutory income tax rate	21%	21%	21%
Income tax expense at U.S. federal tax rate	(22)	(269)	(264)
Adjustments to derive effective tax rate:
Non-deductible expenses and dividends	(17)	(24)	(19)
Net adjustments on acquisition costs	—	(1)	(4)
Impact of change in rate on deferred tax balances	—	10	(1)
Effect of foreign exchange and other differences	1	1	28
Changes in valuation allowances	3	(2)	1
Net tax effect on intra-group items	91	94	84
Net tax effect on disposal of operations	(187)	6	1
Tax differentials of non-U.S. jurisdictions	(17)	8	20
Impact of U.S. state and local taxes	(2)	(26)	(42)
Global Intangible Low-Taxed Income (GILTI)	(4)	(9)	(10)
Subpart F income	—	(5)	(6)
Base Erosion Anti-Abuse Tax (BEAT)	(1)	13	24
Tax on unremitted earnings	(5)	(12)	(14)
Changes in uncertain tax positions	(34)	(6)	6
Other items, net	2	7	2
Provision for income taxes	$(192)	$(215)	$(194)

The current-year effective tax rate includes a $187 million tax expense on disposal of operations. Included in the $187 million are three main components: a tax expense on the BDA goodwill impairment; a tax benefit from the capital loss incurred on the sale of TRANZACT; and a tax benefit on the Willis Re earnout in certain jurisdictions with statutory tax rates less than 21%. The effective tax rate for the year ended December 31, 2023 includes a $20 million tax benefit related to changes in state apportionment and a $10 million deferred tax benefit related to the remeasurement of deferred tax assets and liabilities associated with the enactment of the Bermuda corporate income tax law. The effective tax rate for the year ended December 31, 2022 includes a $34 million tax benefit associated with amending the Company’s U.S. federal income tax returns for tax years 2019 and 2020, primarily related to a reduction in Base Erosion and Anti Abuse Tax (‘BEAT’), and a $22 million income tax benefit associated with foreign exchange remeasurement on income tax account balances.

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

Deferred income tax assets and liabilities included in the consolidated balance sheets at December 31, 2024 and 2023 are comprised of the following:

	December 31,
	2024	2023
Deferred tax assets:
Accrued expenses not currently deductible	$67	$76
Interest carryforwards	334	276
Net operating losses	27	44
Capital loss carryforwards	119	1
Accrued retirement benefits	156	150
Operating lease liabilities	99	120
Deferred compensation	90	93
Share-based compensation	22	25
Financial derivative transactions	3	2
Gross deferred tax assets	917	787
Less: valuation allowance	(28)	(35)
Net deferred tax assets	$889	$752
Deferred tax liabilities:
Cost of intangible assets, net of related amortization	$(426)	$(604)
Operating lease right-of-use assets	(82)	(103)
Cost of tangible assets, net of related depreciation	(7)	(24)
Prepaid retirement benefits	(106)	(129)
Accrued revenue not currently taxable	(48)	(319)
Unremitted earnings	(27)	(29)
Deferred tax liabilities	$(696)	$(1,208)
Net deferred tax assets/(liabilities)	$193	$(456)

The net deferred income tax assets are included in Other non-current assets and the net deferred tax liabilities are included in Deferred tax liabilities in our consolidated balance sheets. At December 31, 2024, the Company had a net deferred tax asset of $193 million compared to a net deferred tax liability of $456 million at December 31, 2023. The net change of $649 million is primarily related to the sale of our TRANZACT business (see Note 3 — Acquisitions and Divestitures).

	December 31,
	2024	2023
Balance sheet classifications:
Other non-current assets	$238	$86
Deferred tax liabilities	(45)	(542)
Net deferred tax asset/(liability)	$193	$(456)

At December 31, 2024, we had U.S. federal and non-U.S. net operating loss carryforwards amounting to $99 million of which $56 million can be indefinitely carried forward under local statutes. The remaining $43 million of net operating loss carryforwards will expire, if unused, in varying amounts from 2025 through 2044. In addition, we had U.S. state net operating loss carryforwards of $84 million, of which $10 million can be indefinitely carried forward, while the remaining $74 million will expire in varying amounts from 2025 to 2044.

Management believes, based on the evaluation of positive and negative evidence, including the future reversal of existing taxable temporary differences, it is more likely than not that the Company will realize the benefits of net deferred tax assets of $889 million, net of the valuation allowance. During 2024, the Company decreased its valuation allowance by $7 million, primarily related to state and non-U.S. net operating losses. During 2023, the Company increased its valuation allowance by $7 million, primarily related to state net operating losses and U.S. foreign tax credits. During 2022, the Company decreased its valuation allowance by $14 million, primarily related to certain state net operating losses. The Company determined the losses and the related valuation allowance would never be realized.

At December 31, 2024 and 2023, the Company had valuation allowances of $28 million and $35 million, respectively, to reduce its deferred tax assets to their estimated realizable values. The valuation allowance at December 31, 2024 primarily relates to deferred taxes on U.S. state capital and operating losses of $12 million and non-U.S. net operating losses of $16 million.

An analysis of our valuation allowance is shown below.

	Years ended December 31,
	2024	2023	2022
Balance at beginning of year	$35	$28	$42
Additions charged to costs and expenses	7	10	8
Deductions	(14)	(3)	(22)
Balance at end of year	$28	$35	$28

The movement in the 2024 valuation allowance differs from the 2024 rate reconciliation primarily due to changes in our state deferred tax assets as a result of the sale of our TRANZACT business. The movement in the 2023 valuation allowance differs from the 2023 rate reconciliation primarily due to the increase in state net operating losses and the related valuation allowance. The movement in the 2022 valuation allowance differs from the 2022 rate reconciliation primarily due to the write-down of state net operating losses and the related valuation allowance. In addition, the 2022 valuation allowance differs from the 2022 rate reconciliation due to a portion of the tax benefits having been allocated to discontinued operations.

The Company recognizes deferred tax balances related to the undistributed earnings of subsidiaries when it expects that it will recover those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of the investments. At December 31, 2024, the Company has $31.8 billion of undistributed earnings in subsidiaries where no deferred tax has been recognized, the majority of which can be recovered in an untaxable manner. If future events, including material changes in estimates of cash, working capital and long-term investment requirements necessitate that these earnings be distributed, a provision for income and foreign withholding taxes, net of credits, may be necessary.

Uncertain Tax Positions

At December 31, 2024, the amount of unrecognized tax benefits associated with uncertain tax positions, determined in accordance with ASC Subtopic 740-10, excluding interest and penalties, was $80 million. Reconciliations of the beginning and ending balances of the liability for unrecognized tax benefits is as follows:

	2024	2023	2022
Balance at beginning of year	$51	$47	$43
Increases related to tax positions in prior years	4	13	16
Decreases related to tax positions in prior years	(2)	(9)	(2)
Increases related to tax positions in current year	30	3	—
Decreases related to settlements	—	—	(1)
Decreases related to lapse in statute of limitations	(2)	(4)	(6)
Cumulative translation adjustment and other adjustments	(1)	1	(3)
Balance at end of year	$80	$51	$47

The liability for unrecognized tax benefits for each of the years ended December 31, 2024, 2023 and 2022 can be reduced by $3 million using offsetting deferred tax benefits associated with timing differences, foreign tax credits and the federal tax benefit of state income taxes. If these offsetting deferred tax benefits were recognized, there would be a favorable impact on our effective tax rate. There are no material balances that would result in adjustments to other tax accounts.

Interest and penalties related to unrecognized tax benefits are included as a component of income tax expense. At December 31, 2024, and 2023, we had cumulative accrued interest of $8 million and $6 million, respectively. Accrued penalties were immaterial in 2024 and 2023.

Tax expense allocated to continuing operations for both the years ended December 31, 2024 and 2023 includes $2 million and $1 million, respectively, of interest expense.

The Company believes that the outcomes which are reasonably possible within the next 12 months may result in a reduction in the liability for unrecognized tax benefits in the range of $2 million to $4 million, excluding interest and penalties.

The Company and its subsidiaries file income tax returns in various tax jurisdictions in which it operates.

We have ongoing state income tax examinations in certain states for tax years ranging from December 31, 2015 to December 31, 2021. The statute of limitations in certain states remains open back to the tax period ended December 31, 2015.

All U.K. tax returns have been filed timely and are in the normal process of being reviewed by His Majesty’s Revenue & Customs. The Company is not currently subject to any material examinations in other jurisdictions. A summary of the tax years that remain open to tax examination in our major tax jurisdictions is as follows:

Open Tax Years (fiscal year ending in)
U.S. — federal	2018 and forward
U.S. — various states	2015 and forward
U.K.	2014 and forward
Ireland	2020 and forward
France	2017 and forward
Germany	2008 and forward
Canada - federal	2017 and forward

Note 8 — Fixed Assets

The following table reflects changes in the net carrying amount of the components of fixed assets for the years ended December 31, 2024 and 2023:

	Furniture, equipment and software	Leasehold improvements	Land and buildings	Total
Cost: at January 1, 2023	$1,452	$452	$83	$1,987
Additions	219	32	—	251
Disposals (i)	(182)	(34)	—	(216)
Foreign exchange	38	9	2	49
Cost: at December 31, 2023	1,527	459	85	2,071
Additions	215	28	—	243
Disposals (i)	(221)	(66)	—	(287)
Foreign exchange	(29)	(10)	(1)	(40)
Cost: at December 31, 2024	$1,492	$411	$84	$1,987

Depreciation: at January 1, 2023	$(933)	$(272)	$(64)	$(1,269)
Depreciation expense	(202)	(37)	(3)	(242)
Disposals	164	25	—	189
Foreign exchange	(23)	(5)	(1)	(29)
Depreciation: at December 31, 2023	(994)	(289)	(68)	(1,351)
Depreciation expense	(188)	(39)	(3)	(230)
Disposals	179	51	—	230
Foreign exchange	19	6	—	25
Depreciation: at December 31, 2024	$(984)	$(271)	$(71)	$(1,326)

Net book value:
At December 31, 2023	$533	$170	$17	$720

At December 31, 2024	$508	$140	$13	$661

(i)
For 2024 and 2023, includes $12 million and $17 million, respectively, of furniture, equipment and software costs and $8 million and $4 million, respectively, of leasehold improvements costs which have been written off as part of technology modernization and real estate rationalization, respectively, under the Transformation program (see Note 6 – Restructuring Costs).

Included within land and buildings are the following assets held under finance leases:

	December 31,
	2024	2023
Finance leases	$26	$26
Accumulated depreciation	(25)	(23)
	$1	$3

Note 9 — Goodwill and Other Intangible Assets

Goodwill

The components of goodwill are outlined below for the years ended December 31, 2024 and 2023.

	HWC	R&B	Total
Balance at December 31, 2022
Goodwill, gross	$7,870	$2,795	$10,665
Accumulated impairment losses	(130)	(362)	(492)
Goodwill, net - December 31, 2022	7,740	2,433	10,173
Goodwill disposals	(21)	—	(21)
Foreign exchange	17	26	43
Balance at December 31, 2023
Goodwill, gross	7,866	2,821	10,687
Accumulated impairment losses	(130)	(362)	(492)
Goodwill, net - December 31, 2023	7,736	2,459	10,195
Goodwill acquired	—	21	21
Goodwill disposals (i)	(311)	—	(311)
Impairment	(1,042)	—	(1,042)
Foreign exchange	(18)	(46)	(64)
Balance at December 31, 2024
Goodwill, gross	7,276	2,796	10,072
Accumulated impairment losses	(911)	(362)	(1,273)
Goodwill, net - December 31, 2024	$6,365	$2,434	$8,799

(i)
The goodwill associated with the TRANZACT sale was reduced by $261 million resulting from a relative fair value allocation of the impairment of goodwill on the BDA reporting unit. Therefore the accumulated impairment losses at December 31, 2024 have been reduced by this amount.

Other Intangible Assets

The following table reflects changes in the net carrying amounts of the components of finite-lived intangible assets for the years ended December 31, 2024 and 2023:

	Client relationships	Software	Trademark and trade name	Other	Total
Balance at December 31, 2022:
Intangible assets, gross	$3,760	$725	$1,038	$98	$5,621
Accumulated amortization	(2,282)	(712)	(298)	(56)	(3,348)
Intangible assets, net - December 31, 2022	1,478	13	740	42	2,273
Intangible assets acquired	7	—	—	—	7
Intangible asset disposals	—	—	—	(13)	(13)
Amortization	(204)	(10)	(43)	(6)	(263)
Foreign exchange	12	—	—	—	12
Balance at December 31, 2023:
Intangible assets, gross	3,807	729	1,039	63	5,638
Accumulated amortization	(2,514)	(726)	(342)	(40)	(3,622)
Intangible assets, net - December 31, 2023	1,293	3	697	23	2,016
Intangible assets acquired	22	—	—	—	22
Intangible asset disposals	(484)	—	—	(17)	(501)
Amortization	(177)	(2)	(43)	(4)	(226)
Foreign exchange	(16)	2	—	(2)	(16)
Balance at December 31, 2024:
Intangible assets, gross	3,135	730	1,036	29	4,930
Accumulated amortization	(2,497)	(727)	(382)	(29)	(3,635)
Intangible assets, net - December 31, 2024	$638	$3	$654	$—	$1,295

The weighted-average remaining life of amortizable intangible assets at December 31, 2024 was 11.3 years.

The table below reflects the future estimated amortization expense for amortizable intangible assets for the next five years and thereafter:

Years ended December 31,	Amortization
2025	$184
2026	165
2027	149
2028	133
2029	112
Thereafter	552
Total	$1,295

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

These derivatives were designated as hedging instruments and at December 31, 2024 and December 31, 2023 had total notional amounts of $176 million and $119 million, respectively, with a net fair value liability of $2 million and a net fair value asset of $2 million, respectively.

At December 31, 2024, the Company estimates, based on current exchange rates, there will be less than $1 million of net derivative losses on forward exchange rates reclassified from accumulated other comprehensive loss into earnings within the next twelve months as the forecast transactions affect earnings. At December 31, 2024, our longest outstanding maturity was 1.7 years.

The effects of the material derivative instruments that are designated as hedging instruments on the consolidated statements of comprehensive income for the years ended December 31, 2024, 2023 and 2022 are below. Amounts pertaining to the ineffective portion of hedging instruments and those excluded from effectiveness testing were immaterial for the years ended December 31, 2024, 2023 and 2022.

	(Loss)/gain recognized in OCL (effective element)
	2024	2023	2022
Foreign exchange contracts	$(2)	$3	$(8)

Location of (loss)/gain reclassified from Accumulated OCL into income (effective element)	(Loss)/gain reclassified from Accumulated OCL into income (effective element)
	2024	2023	2022
Revenue	$(1)	$1	$2
Salaries and benefits	2	(2)	(4)
	$1	$(1)	$(2)

The Company engages in intercompany borrowing and lending between subsidiaries, primarily through its in-house banking operations which give rise to foreign exchange exposures. The Company mitigates these risks through the use of short-term foreign currency forward and swap transactions that offset the underlying exposure created when the borrower and lender have different functional currencies. These derivatives are not generally designated as hedging instruments, and at December 31, 2024 and 2023, we had notional amounts of $1.2 billion for both periods presented, with a net fair value liability of $3 million and a net fair value asset of $3 million, respectively. Such derivatives typically mature within three months.

The effects of derivatives that have not been designated as hedging instruments on the consolidated statements of comprehensive income for the years ended December 31, 2024, 2023 and 2022 are as follows (see Note 17 — Other (Loss)/Income, Net for the net foreign currency impact on the Company’s consolidated statements of comprehensive income which includes the results of the offset of underlying exposures):

	Location of (loss)/gain	(Loss)/gain recognized in income
Derivatives not designated as hedging instruments:	recognized in income	2024	2023	2022
Foreign exchange contracts	Other (loss)/income, net	$(16)	$11	$(147)

Note 11 — Debt

Current debt consists of the following:

	December 31,
	2024	2023
3.600% senior notes due 2024	$—	$650
	$—	$650

Long-term debt consists of the following:

	December 31,
	2024	2023
Revolving $1.5 billion credit facility	$—	$—
4.400% senior notes due 2026	549	548
4.650% senior notes due 2027	746	745
4.500% senior notes due 2028	598	598
2.950% senior notes due 2029	725	726
5.350% senior notes due 2033	742	741
6.125% senior notes due 2043	272	272
5.050% senior notes due 2048	396	395
3.875% senior notes due 2049	543	542
5.900% senior notes due 2054	738	—
	$5,309	$4,567

Guarantees

The following table presents a summary of the entities that issued each note or entered into the revolving credit facility and those wholly-owned and consolidated subsidiaries of the Company that guarantee each respective note and the revolving credit facility on a joint and several basis as of December 31, 2024. On December 16, 2024, TA I Limited, Willis Towers Watson UK Holdings Limited and Willis Netherlands Holdings B.V. ceased to be guarantors of our notes, following the transfer of their respective properties and assets to other existing guarantors. Further, Willis Towers Watson UK Holdings Limited was released from its guarantees under our revolving credit facility. TA I Limited and Willis Netherlands Holdings B.V. will be released from their guarantees under our revolving credit facility in 2025.

Entity	Revolving credit facility	4.400% due 2026 6.125% due 2043	4.650% due 2027 4.500% due 2028 2.950% due 2029 5.350% due 2033 5.050% due 2048 3.875% due 2049 5.900% due 2054
Willis Towers Watson plc	Guarantor	Guarantor	Guarantor
Trinity Acquisition plc	Issuer	Issuer	Guarantor
Willis North America Inc.	Guarantor	Guarantor	Issuer
Willis Netherlands Holdings B.V.	Guarantor	—	—
Willis Investment UK Holdings Limited	Guarantor	Guarantor	Guarantor
TA I Limited	Guarantor	—	—
Willis Group Limited	Guarantor	Guarantor	Guarantor
Willis Towers Watson Sub Holdings Unlimited Company	Guarantor	Guarantor	Guarantor

Revolving Credit Facility

$1.5 billion revolving credit facility

On October 6, 2021, Trinity Acquisition plc entered into a second amended and restated revolving credit facility (the ‘new RCF’) for $1.5 billion that will mature on October 6, 2026.

On June 29, 2023, Trinity Acquisition plc amended its revolving credit facility to replace the use of London Interbank Offered Rate (‘LIBOR’) with the Secured Overnight Financing Rate (‘SOFR’) in connection with its base-rate borrowings. This amendment was done in connection with the cessation of LIBOR and all other terms remain the same. Borrowing costs under the $1.5 billion facility differ if the borrowing is a ‘base rate’ borrowing or a ‘Eurocurrency’ borrowing, both as defined by the current RCF, and equal the sum of the relevant benchmark plus a margin based on the Company’s senior unsecured long-term debt rating:

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

The current RCF also carries a commitment fee, applicable to the unused portion, of 0.09% to 0.25%, which is also based on the Company’s senior unsecured long-term debt rating.

Senior Notes

5.900% senior notes due 2054

On March 5, 2024, the Company, together with its wholly-owned subsidiary, Willis North America Inc., as issuer, completed an offering of $750 million aggregate principal amount of 5.900% senior notes due 2054 (‘2054 senior notes’). The effective interest rate of the 2054 senior notes is 6.00%, which includes the impact of the discount upon issuance. The 2054 senior notes will mature on March 5, 2054. Interest on the 2054 senior notes accrues from March 5, 2024 and will be paid in cash on March 5 and September 5 of each year, commencing on September 5, 2024. The net proceeds from this offering, after deducting the underwriting discount and offering expenses, were approximately $737 million, of which $662 million was used to fully repay the $650 million aggregate principal amount and related accrued interest of the 3.600% senior notes at maturity during the second quarter of 2024. The Company used the remaining net proceeds for general corporate purposes.

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

2.950% senior notes due 2029 and 3.875% senior notes due 2049

On September 10, 2019, the Company, together with its wholly-owned subsidiary, Willis North America Inc., as issuer, completed an offering of $450 million aggregate principal amount of 2.950% senior notes due 2029 (the ‘initial 2029 senior notes’) and $550 million aggregate principal amount of 3.875% senior notes due 2049 (‘2049 senior notes’; collectively, the ‘2019 senior notes offering’). On May 29, 2020, the Company, together with its wholly-owned subsidiary, Willis North America Inc., as issuer, completed an offering of an additional $275 million aggregate principal amount of 2.950% senior notes due 2029 (the ‘additional 2029 senior notes’). The additional 2029 senior notes will be treated as a single class with, and otherwise identical to, the initial 2029 senior notes other than with respect to the date of issuance, the issue price and the amounts paid to holders for each class of note on the first interest payment date. The effective interest rates of the initial 2029 senior notes and 2049 senior notes are 2.971% and 3.898%, respectively, which include the impact of the discount upon issuance. The effective interest rate of the additional 2029 senior notes is 2.697%, which includes the impact of the premium upon issuance. Both 2029 senior notes offerings will mature on September 15, 2029, and the 2049 senior notes will mature on September 15, 2049. Interest on the 2019 senior notes offering has accrued from September 10, 2019 and is paid in cash on March 15 and September 15 of each year. Interest on the additional 2029 senior notes has accrued from March 15, 2020 and is paid in cash on March 15 and September 15 of each year. The net proceeds from these offerings, after deducting underwriter discounts and commissions and estimated offering expenses, were approximately $988 million, and were used to prepay a portion of the amount outstanding under the Company’s previously-held one-year term loan commitment and to repay borrowings under a revolving credit facility previously held by the Company.

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

4.400% senior notes due 2026

On March 22, 2016, Trinity Acquisition plc issued $550 million of 4.400% senior notes due 2026 (‘2026 senior notes’). The effective interest rate on the 2026 senior notes is 4.572%, which includes the impact of the discount upon issuance. The 2026 senior notes will mature on March 15, 2026. Interest on the 2026 senior notes has accrued from March 22, 2016 and is paid in cash on March 15 and September 15 of each year. The net proceeds from this offering were used primarily to repay a revolving credit facility previously held by the Company.

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

Additional Information Regarding Fully Repaid Senior Notes

3.600% senior notes due 2024

On May 16, 2017, Willis North America Inc. issued $650 million of 3.600% senior notes due 2024 (‘2024 senior notes’). The effective interest rate of the 2024 senior notes was 3.614%, which included the impact of the discount upon issuance. The 2024 senior notes matured on May 15, 2024, and interest had accrued on the 2024 senior notes from May 16, 2017 and was paid in cash on May 15 and November 15 of each year. The net proceeds from this offering, after deducting underwriter discounts and commissions and estimated offering expenses, were $644 million and were used to pay down amounts outstanding under the RCF and for general corporate purposes. In May 2024, the 2024 senior notes were repaid in full using the net proceeds from the 2054 senior notes offering discussed above.

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

Covenants

The terms of our current financings also include certain limitations. For example, the agreements relating to the debt arrangements and credit facilities generally contain numerous operating and financial covenants, including requirements to maintain minimum ratios of consolidated EBITDA to consolidated cash interest expense and maximum levels of consolidated funded indebtedness in relation to consolidated EBITDA, in each case subject to certain adjustments. The operating restrictions and financial covenants in our current credit facilities do, and any future financing agreements may, limit our ability to finance future operations or capital needs or to engage in other business activities. At December 31, 2024 and 2023, we were in compliance with all financial covenants.

Debt Maturity

The following table summarizes the maturity of our debt and interest on senior notes and excludes any reduction for debt issuance costs:

	2025	2026	2027	2028	2029	Thereafter	Total
Senior notes	$—	$550	$750	$600	$725	$2,725	$5,350
Interest on senior notes	250	231	207	183	158	2,232	3,261
Revolving $1.5 billion credit facility	—	—	—	—	—	—	—
Total	$250	$781	$957	$783	$883	$4,957	$8,611

Interest Expense

The following table shows an analysis of the interest expense for the years ended December 31, 2024, 2023 and 2022:

	Years ended December 31,
	2024	2023	2022
Senior notes	$256	$227	$196
Revolving credit facility	3	3	3
Other (i)	4	5	9
Total interest expense	$263	$235	$208

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

The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments:

•
Mutual funds, exchange-traded funds and certificates of deposit are classified as Level 1 because we use quoted market prices in active markets in determining the fair value of these securities.
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

The following tables present our assets and liabilities measured at fair value on a recurring basis at December 31, 2024 and December 31, 2023:

		Fair Value Measurements on a Recurring Basis at December 31, 2024
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds/exchange traded funds (i)	Prepaid and other current assets and Other non-current assets	$108	$—	$—	$108
	Fiduciary assets	337	—	—	337
Commingled funds (i) (ii)	Other non-current assets	—	—	—	18
Hedge funds (i) (iii)	Other non-current assets	—	—	—	17
Derivatives:
Derivative financial instruments (iv)	Prepaid and other current assets and Other non-current assets	$—	$1	$—	$1
Liabilities:
Contingent consideration:
Contingent consideration (v) (vi)	Other current liabilities and Other non-current liabilities	$—	$—	$39	$39
Derivatives:
Derivative financial instruments (iv)	Other current liabilities and Other non-current liabilities	$—	$6	$—	$6

		Fair Value Measurements on a Recurring Basis at December 31, 2023
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds/exchange traded funds (i)	Prepaid and other current assets and Other non-current assets	$102	$—	$—	$102
	Fiduciary assets	215	—	—	215
Commingled funds (i) (ii)	Other non-current assets	—	—	—	9
Hedge funds (i) (iii)	Other non-current assets	—	—	—	8
Derivatives:
Derivative financial instruments (iv)	Prepaid and other current assets and Other non-current assets	$—	$6	$—	$6
Liabilities:
Contingent consideration:
Contingent consideration (v)	Other current liabilities and Other non-current liabilities	$—	$—	$31	$31
Derivatives:
Derivative financial instruments (iv)	Other current liabilities and Other non-current liabilities	$—	$1	$—	$1

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
(v)
Probability weightings are based on our knowledge of the past and planned performance of the acquired entity to which the contingent consideration applies. The fair value weighted-average discount rates used in our material contingent consideration calculations were 13.43% and 13.28% at December 31, 2024 and December 31, 2023, respectively. The range of these discount rates was 11.00% - 13.80% at December 31, 2024. Using different probability weightings and discount rates could result in an increase or decrease of the contingent consideration payable.
(vi)
Consideration due to be paid across multiple years until 2029.

The following table summarizes the change in fair value of the Level 3 liabilities:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	December 31, 2024
Balance at December 31, 2023	$31
Obligations assumed	3
Payments	(8)
Realized and unrealized losses (i)	14
Foreign exchange	(1)
Balance at December 31, 2024	$39

(i)
Realized and unrealized losses include accretion and adjustments to contingent consideration liabilities, which are included within Interest expense and Other operating expenses, respectively, on the consolidated statements of comprehensive income.

There were no significant transfers to or from Level 3 during the years ended December 31, 2024 and 2023.

Non-recurring Fair Value Measurement

The Company has assets that may be required to be recorded at fair value on a non-recurring basis. These assets are evaluated when certain triggering events occur (including the planned disposal of a business or a decrease in estimated future cash flows) that indicate their carrying amounts may not be recoverable. During the year ended December 31, 2024, the Company recorded goodwill impairment charges of $1.0 billion on its BDA reporting unit in connection with the sale of TRANZACT (see Note 3 — Acquisitions and Divestitures). The fair value of the reporting unit was determined in part using discounted future cash flows, which is a Level 3 valuation technique.

Fair Value Information about Financial Instruments Not Measured at Fair Value

The following tables present our assets and liabilities not measured at fair value on a recurring basis at December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Note receivable	$74	$70	$74	$70
Liabilities:
Current debt	$—	$—	$650	$645
Long-term debt	$5,309	$5,052	$4,567	$4,359

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

The significant plans within each grouping are described below:

United States

Legacy Willis – This plan was frozen in 2009. Approximately 550 WTW employees in the United States have a frozen accrued benefit under this plan.

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

Other

Canada (WTW) – Participants accrue qualified benefits based on a career-average benefit formula. Benefits earned prior to January 1, 2012 retain a link to final average earnings until the participant leaves the Company. Additionally, participants can choose to make voluntary contributions to purchase enhancements to their pension. Non-qualified benefit accruals ceased on January 1, 2025.

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

Amounts Recognized in our Consolidated Financial Statements

The following schedules provide information concerning the defined benefit pension plans as of and for the years ended December 31, 2024 and 2023:

	2024			2023
	U.S.	U.K.	Other	U.S.	U.K.	Other
Change in Benefit Obligation
Benefit obligation, beginning of year	$4,098	$2,558	$762	$3,871	$2,435	$655
Service cost	42	6	16	56	6	14
Interest cost	196	115	27	195	120	28
Employee contributions	26	—	1	17	—	1
Actuarial (gains)/losses	(194)	(280)	(7)	201	(32)	72
Settlements	(118)	(11)	(1)	(11)	—	(2)
Benefits paid	(238)	(110)	(33)	(230)	(116)	(35)
Other	—	—	2	(1)	—	3
Foreign currency changes	—	(42)	(55)	—	145	26
Benefit obligation, end of year	$3,812	$2,236	$712	$4,098	$2,558	$762
Change in Plan Assets
Fair value of plan assets, beginning of year	$3,803	$3,069	$673	$3,823	$2,999	$580
Actual return on plan assets	(48)	(250)	67	173	(3)	67
Employer contributions	16	3	22	31	13	36
Employee contributions	26	—	1	17	—	1
Settlements	(118)	(11)	(1)	(11)	—	(2)
Benefits paid	(238)	(110)	(33)	(230)	(116)	(35)
Other	—	—	2	—	—	3
Foreign currency changes	—	(49)	(52)	—	176	23
Fair value of plan assets, end of year	$3,441	$2,652	$679	$3,803	$3,069	$673
Funded status at end of year	$(371)	$416	$(33)	$(295)	$511	$(89)
Accumulated Benefit Obligation	$3,812	$2,236	$688	$4,098	$2,558	$733
Components on the Consolidated Balance Sheet
Pension benefits assets	$—	$420	$91	$—	$516	$52
Current liability for pension benefits	$(22)	$—	$(5)	$(24)	$(1)	$(5)
Non-current liability for pension benefits	$(349)	$(4)	$(119)	$(271)	$(4)	$(136)
	$(371)	$416	$(33)	$(295)	$511	$(89)

For the year ended December 31, 2024, bond yields increased, driving increases in the discount rates and decreasing the benefit obligation for all plans. The U.K. and Other plans also had favorable effects from foreign exchange.

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

Amounts recognized in accumulated other comprehensive loss as of December 31, 2024 and 2023 consist of:

	2024			2023
	U.S.	U.K.	Other	U.S.	U.K.	Other
Net actuarial loss	$1,013	$1,715	$45	$915	$1,674	$82
Net prior service loss	—	31	7	—	19	8
Accumulated other comprehensive loss	$1,013	$1,746	$52	$915	$1,693	$90

The following table presents the projected benefit obligation and fair value of plan assets for our plans that have a projected benefit obligation in excess of plan assets as of December 31, 2024 and 2023:

	2024			2023
	U.S.	U.K.	Other	U.S.	U.K.	Other
Projected benefit obligation at end of year	$3,812	$4	$303	$4,098	$5	$324
Fair value of plan assets at end of year	$3,441	$—	$179	$3,803	$—	$182

The following table presents the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for our plans that have an accumulated benefit obligation in excess of plan assets as of December 31, 2024 and 2023.

	2024			2023
	U.S.	U.K.	Other	U.S.	U.K.	Other
Projected benefit obligation at end of year	$3,812	$4	$303	$4,098	$5	$324
Accumulated benefit obligation at end of year	$3,812	$4	$289	$4,098	$5	$309
Fair value of plan assets at end of year	$3,441	$—	$179	$3,803	$—	$182

The components of the net periodic benefit income and other amounts recognized in other comprehensive (income)/loss for the years ended December 31, 2024, 2023 and 2022 for the defined benefit pension plans are as follows:

	2024			2023			2022
	U.S.	U.K.	Other	U.S.	U.K.	Other	U.S.	U.K.	Other
Components of net periodic benefit (income)/cost:
Service cost	$42	$6	$16	$56	$6	$14	$77	$12	$22
Interest cost	196	115	27	195	120	28	119	70	15
Expected return on plan assets	(302)	(159)	(42)	(304)	(162)	(38)	(331)	(144)	(38)
Amortization of unrecognized prior service (credit)/cost	—	(13)	1	—	(12)	1	—	(12)	1
Amortization of unrecognized actuarial loss	36	55	1	13	48	—	14	29	3
Settlement	23	—	—	1	—	(1)	4	1	(1)
Net periodic benefit (income)/cost	$(5)	$4	$3	$(39)	$—	$4	$(117)	$(44)	$2
Other changes in plan assets and benefit obligations recognized in other comprehensive (income)/loss:
Net actuarial loss/(gain)	$156	$129	$(32)	$332	$133	$43	$(161)	$332	$(59)
Amortization of unrecognized actuarial loss	(36)	(55)	(1)	(13)	(48)	—	(14)	(29)	(3)
Amortization of unrecognized prior service credit/(cost)	—	13	(1)	—	12	(1)	—	12	(1)
Settlement	(23)	—	—	(1)	—	1	(4)	(1)	1
Total recognized in other comprehensive loss/(income)	97	87	(34)	318	97	43	(179)	314	(62)
Total recognized in net periodic benefit (income)/cost and other comprehensive loss/(income)	$92	$91	$(31)	$279	$97	$47	$(296)	$270	$(60)

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

The following assumptions were used in the valuations of WTW’s defined benefit pension plans. The assumptions presented in each column represent the weighted-average of rates for all plans included in the U.S., U.K., and Other groups. The assumptions used to determine net periodic benefit cost for the fiscal years ended December 31, 2024, 2023 and 2022 were as follows:

	Years ended December 31,
	2024			2023			2022
	U.S.	U.K.	Other	U.S.	U.K.	Other	U.S.	U.K.	Other
Discount rate - PBO	5.1%	4.7%	3.8%	5.4%	5.0%	4.3%	2.8%	1.9%	2.0%
Discount rate - service cost	5.2%	4.8%	3.7%	5.5%	5.0%	4.3%	3.0%	1.9%	2.4%
Discount rate - interest cost on PBO	5.0%	4.6%	3.8%	5.2%	4.9%	4.3%	2.4%	1.8%	1.8%
Expected long-term rate of return on assets	8.2%	5.3%	6.5%	8.2%	5.3%	6.5%	7.2%	3.0%	5.4%
Rate of increase in compensation levels	4.3%	3.3%	2.4%	4.3%	3.4%	2.4%	4.3%	3.4%	2.3%

The following tables present the assumptions used in the valuation to determine the projected benefit obligation for the fiscal years ended December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
	U.S.	U.K.	Other	U.S.	U.K.	Other
Discount rate	5.6%	5.6%	3.8%	5.1%	4.7%	3.8%
Rate of increase in compensation levels	4.0%	3.4%	2.3%	4.3%	3.3%	2.4%

The expected return on plan assets was determined on the basis of the weighted-average of the expected future returns of the various asset classes, using the target allocations shown below. The Company’s pension plan asset target allocations as of December 31, 2024 were as follows (note the French plan is unfunded):

	U.S.		U.K.		Switzerland	Canada	Germany	Ireland
Asset Category	WTW	Willis	Willis	Towers Watson	WTW	WTW	WTW	Willis	Towers Watson
Equity securities	23%	30%	—%	2%	53%	40%	27%	30%	40%
Debt securities	28%	33%	85%	18%	12%	50%	63%	28%	30%
Real estate	16%	11%	15%	1%	24%	5%	8%	3%	—%
Other	33%	26%	—%	79%	11%	5%	2%	39%	30%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

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
•
Level 2: refers to fair values estimated using observable market-based inputs or unobservable inputs that are corroborated by market data; and
•
Level 3: includes fair values estimated using unobservable inputs that are not corroborated by market data.

The fair values of our U.S. plan assets by asset category at December 31, 2024 and 2023 are as follows:

	December 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset category:
Cash	$18	$—	$—	$18	$29	$—	$—	$29
Short-term securities	—	215	—	215	—	85	—	85
Pooled/commingled funds	—	—	—	2,215	—	—	—	2,146
Private equity	—	—	—	676	—	—	—	665
Hedge funds	—	—	—	316	—	—	—	878
Total assets	$18	$215	$—	$3,440	$29	$85	$—	$3,803

The fair values of our U.K. plan assets by asset category at December 31, 2024 and 2023 are as follows:

	December 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset category:
Cash	$156	$—	$—	$156	$204	$—	$—	$204
Government bonds	1,145	—	—	1,145	1,305	—	—	1,305
Corporate bonds	—	263	—	263	—	282	—	282
Other fixed income	—	311	—	311	—	377	—	377
Pooled/commingled funds	—	—	—	968	—	—	—	1,065
Private equity	—	—	—	18	—	—	—	14
Derivatives	—	161	—	161	—	254	—	254
Real estate	—	—	—	50	—	—	—	112
Insurance contracts	—	—	34	34	—	—	45	45
Total assets	$1,301	$735	$34	$3,106	$1,509	$913	$45	$3,658

Liability category:
Repurchase agreements	—	398	—	398	—	496	—	496
Derivatives	—	56	—	56	—	93	—	93
Net assets	$1,301	$281	$34	$2,652	$1,509	$324	$45	$3,069

The fair values of our Other plan assets by asset category at December 31, 2024 and 2023 are as follows:

	December 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset category:
Cash	$1	$—	$—	$1	$2	$—	$—	$2
Pooled/commingled funds	—	—	—	569	—	—	—	583
Private equity	—	—	—	18	—	—	—	—
Hedge funds	—	—	—	25	—	—	—	36
Real estate	—	—	—	11	—	—	—	—
Insurance contracts	—	—	5	5	—	—	5	5
Investment in multiple- employer pension plan	—	—	50	50	—	—	47	47
Total assets	$1	$—	$55	$679	$2	$—	$52	$673

We evaluate the need to transfer between levels based upon the nature of the financial instrument and size of the transfer relative to the total net assets of the plans. There were no significant transfers between Levels 1, 2 or 3 in the fiscal years ended December 31, 2024 and 2023.

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

The following table reconciles the net plan investments to the total fair value of the plan assets:

	December 31,
	2024	2023
Net assets held in investments	$6,771	$7,545
Receivable for interest income and other	1	—
Fair value of plan assets	$6,772	$7,545

Level 3 investments

As a result of the inherent limitations related to the valuations of the Level 3 investments, due to the unobservable inputs of the underlying funds, the estimated fair values may differ significantly from the values that would have been used had a market for those investments existed.

The following table sets forth a summary of changes in the fair value of the plans’ Level 3 assets for the fiscal year ended December 31, 2024:

Level 3 Roll Forward
Beginning balance at December 31, 2023	$97
Purchases	1
Unrealized loss	(5)
Foreign exchange	(4)
Ending balance at December 31, 2024	$89

Contributions and Benefit Payments

Funding is based on actuarially-determined contributions and is limited to amounts that are currently deductible for tax purposes. Since funding calculations are based on different measurements than those used for accounting purposes, pension contributions are not equal to net periodic pension costs.

The following table sets forth our projected pension contributions to our qualified plans for fiscal year 2025, as well as the pension contributions to our qualified plans in fiscal years 2024 and 2023:

	2025 (Projected)	2024 (Actual)	2023 (Actual)
U.S.	$—	$—	$—
U.K.	$2	$2	$12
Other	$6	$13	$24

Expected benefit payments from our defined benefit pension plans to current plan participants, including the effects of their expected future service, as appropriate, are as follows:

	Benefit Payments
Fiscal Year	U.S.	U.K.	Other	Total
2025	$274	$115	$32	$421
2026	280	123	30	433
2027	287	129	31	447
2028	290	129	33	452
2029	296	136	34	466
Years 2030 – 2034	1,498	732	198	2,428
	$2,925	$1,364	$358	$4,647

Defined Contribution Plans

We have defined contribution plans covering eligible employees in many countries. The most significant plans are in the U.S. and U.K. and are described here.

We have a U.S. defined contribution plan covering all eligible employees of WTW. The plan allowed participants to make pre-tax and Roth after-tax contributions, and the Company provided a 100% match on the first 1% of employee contributions and a 50% match on the next 5% of employee contributions. Effective January 2024, the Company provides to non-BDA participants a non-elective company contribution of 3.5% of eligible earnings, regardless of the contributions they make to the plan. Participants employed in BDA business entities will continue under the prior formula. Employees vest in the Company match upon two years of service. All investment assets of the plan are held in a trust account administered by independent trustees.

Our U.K. pension plans provide for a defined contribution component as part of a master trust. We make contributions to the plan, a portion of which represents matching contributions made by the participants up to a maximum rate.

We had defined contribution plan expense for the years ended December 31, 2024, 2023 and 2022 amounting to $169 million, $158 million and $148 million, respectively.

Note 14 — Leases

The following tables present amounts recorded on our consolidated balance sheets at December 31, 2024 and 2023, classified as either operating or finance leases. Operating leases are presented separately on our consolidated balance sheets. For the finance leases, the ROU assets are included in fixed assets, net, and the liabilities are classified within Other current liabilities and Other non-current liabilities.

	December 31, 2024			December 31, 2023
	Operating Leases	Finance Leases	Total Leases	Operating Leases	Finance Leases	Total Leases
Right-of-use assets	$485	$1	$486	$565	$3	$568
Current lease liabilities	118	5	123	125	5	130
Long-term lease liabilities	502	2	504	592	7	599

The following tables present amounts recorded on our consolidated statements of comprehensive income for the years ended December 31, 2024, 2023 and 2022:

	Years ended December 31,
	2024	2023	2022
Finance lease cost:
Amortization of right-of-use assets	$2	$1	$2
Interest on lease liabilities	1	2	2
Operating lease cost	144	146	175
Short-term lease cost	—	1	—
Variable lease cost	56	64	71
Sublease income	(21)	(13)	(15)
Total lease cost, net	$182	$201	$235

The total lease cost is recognized in different locations in our consolidated statements of comprehensive income. Amortization of the finance lease ROU assets is included in depreciation, while the interest cost component of these finance leases is included in interest expense. All other costs are included in other operating expenses, with the exception of $41 million, $38 million and $57 million incurred during the years ended December 31, 2024, 2023 and 2022, respectively, that were included in restructuring costs (see Note 6 — Restructuring Costs) that primarily related to the acceleration of amortization or impairment of certain abandoned ROU assets and the payment of early termination fees. There are no significant lease costs that have been included as discontinued operations in the consolidated statements of comprehensive income during the year ended December 31, 2022.

Cash paid for amounts included in the measurement of lease liabilities for the years ended December 31, 2024, 2023 and 2022, as well as its location in the consolidated statements of cash flows, is as follows:

	Years ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Operating leases	$152	$155	$173
Finance leases	1	2	2
Cash flows used in financing activities:
Finance leases	5	4	4
Total lease payments	$158	$161	$179

Non-cash additions to our operating lease ROU assets, net of modifications, were $66 million, $85 million and $65 million during the years ended December 31, 2024, 2023 and 2022, respectively.

Our operating and finance leases have the following weighted-average terms and discount rates as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average term (in years)	6.1	1.3	6.6	2.1
Weighted-average discount rate	3.9%	12.9%	3.7%	12.7%

The maturity of our lease liabilities on an undiscounted basis, including a reconciliation to the total lease liabilities reported on the consolidated balance sheet as of December 31, 2024, is as follows:

	Operating Leases	Finance Leases	Total Leases
2025	$140	$6	$146
2026	123	2	125
2027	102	—	102
2028	95	—	95
2029	84	—	84
Thereafter	154	—	154
Total future lease payments	698	8	706
Interest	(78)	(1)	(79)
Total lease liabilities	$620	$7	$627

Note 15 — Commitments and Contingencies

Guarantees

Guarantees issued by certain of WTW’s subsidiaries with respect to the senior notes and credit facilities are discussed in Note 11 — Debt.

Certain of WTW’s subsidiaries in the U.S. and the U.K. have given the landlords of some leased properties occupied by the Company guarantees with respect to the repayment of the lease obligations. The operating lease obligations subject to such guarantees amounted to $301 million and $350 million at December 31, 2024 and 2023, respectively. There were no finance lease obligations subject to such guarantees at December 31, 2024 and 2023.

Acquisition Liabilities

In addition to the contingent consideration that may be payable related to our acquisitions (see Note 12 — Fair Value Measurements), we have deferred consideration of $2 million at December 31, 2024, which is payable until 2026. The Company had deferred consideration of $3 million at December 31, 2023.

Other Contractual Obligations

For certain subsidiaries and associates, the Company has the right to purchase shares (a call option) from co-shareholders at various dates in the future. In addition, the co-shareholders of certain subsidiaries and associates have the right to sell their shares (a put option) to the Company at various dates in the future. Generally, the exercise prices of such put options and call options are formula-based (using revenue and earnings) and are designed to reflect fair value. Based on current projections of profitability and exchange rates, and assuming the put options are exercised, the potential amount payable from these put options is not expected to exceed $4 million.

Additionally, the Company has capital commitments with Trident V Parallel Fund, LP, an investment fund managed by Stone Point Capital, Dowling Capital Partners I, LP., and PruVen Capital Partners Fund II, LP. At December 31, 2024, the Company is obligated to make capital contributions of $26 million, collectively, to these funds.

Indemnification Agreements

WTW has various agreements with third parties pursuant to which it may be obligated to indemnify the other party to the agreement with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business and in connection with the purchase and sale of certain businesses, including the sale of the TRANZACT business. It is not possible to predict the maximum potential amount of future payments that may become due under these indemnification agreements because of the conditional nature of the Company’s obligations, the limited history of prior indemnification claims, and the unique facts of each particular agreement and each indemnification provision therein (even where such indemnification provisions are subject to a maximum liability limit). However, as of December 31, 2024, we have not incurred a material loss with respect to the indemnification of such third parties. In addition, as of December 31, 2024, we do not believe that any potential liability that may arise from such indemnity obligations is probable or will be material.

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

Errors and omissions claims, lawsuits, and other proceedings arising in the ordinary course of business are covered in part by professional indemnity or other appropriate insurance. The terms of this insurance vary by policy year. Regarding self-insured risks, the Company has established provisions which are believed to be adequate in light of current information and legal advice, or, in certain cases, where a range of loss exists, the Company accrues the minimum amount in the range if no amount within the range is a better estimate than any other amount. The Company adjusts such provisions from time to time according to developments. See Note 16 — Supplementary Information for Certain Balance Sheet Accounts for the amounts accrued at December 31, 2024 and 2023 in the consolidated balance sheets.

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

Note 16 — Supplementary Information for Certain Balance Sheet Accounts

Additional details of specific balance sheet accounts are detailed below.

Prepaid and other current assets consist of the following:

	December 31, 2024	December 31, 2023
Prepayments and accrued income	$123	$123
Deferred contract costs	85	76
Derivatives and investments	1	4
Deferred compensation plan assets	18	16
Corporate income and other taxes	106	87
Earnout receivable (i)	750	—
Short-term note receivable	74	—
Acquired renewal commissions receivable	—	5
Other current assets	60	53
Total prepaid and other current assets	$1,217	$364

(i)
See Note 3 — Acquisitions and Divestitures for more information.

Other non-current assets consist of the following:

	December 31, 2024	December 31, 2023
Prepayments and accrued income	$17	$9
Deferred contract costs	155	142
Deferred compensation plan assets	111	89
Deferred tax assets	238	86
Accounts receivable, net	18	19
Acquired renewal commissions receivable	—	23
Long-term note receivable	—	74
Investment in associates	84	9
Other investments	73	79
Insurance recovery receivables	76	85
Non-current contract assets	—	909
Other non-current assets	34	49
Total other non-current assets	$806	$1,573

Deferred revenue and accrued expenses consist of the following:

	December 31, 2024	December 31, 2023
Accounts payable, accrued liabilities and deferred revenue	$1,053	$1,073
Accrued discretionary and incentive compensation	835	795
Accrued vacation	154	150
Accrued 401(k) contributions	63	4
Other employee-related liabilities	106	82
Total deferred revenue and accrued expenses	$2,211	$2,104

Other current liabilities consist of the following:

	December 31, 2024	December 31, 2023
Dividends payable	$107	$103
Income taxes payable	105	50
Interest payable	61	50
Deferred compensation plan liabilities	17	16
Contingent and deferred consideration on acquisitions	33	7
Accrued retirement benefits	28	31
Payroll and other benefits-related liabilities	166	166
Other taxes payable	98	78
Derivatives	5	1
Third-party commissions	97	106
Other current liabilities	48	70
Total other current liabilities	$765	$678

Provision for liabilities consists of the following:

	December 31, 2024	December 31, 2023
Claims, lawsuits and other proceedings	$284	$306
Other provisions	57	59
Total provision for liabilities	$341	$365

Other non-current liabilities consist of the following:

	December 31, 2024	December 31, 2023
Deferred and long-term compensation plan liabilities	$98	$97
Contingent and deferred consideration on acquisitions	8	27
Liabilities for uncertain tax positions	75	42
Finance leases	2	7
Other non-current liabilities	71	65
Total other non-current liabilities	$254	$238

Note 17 — Other (Loss)/Income, Net

Other (loss)/income, net consists of the following:

	Years ended December 31,
	2024	2023	2022
(Loss)/gain on disposal of operations (i)	$(337)	$43	$7
Net periodic pension and postretirement benefit credits	64	109	272
Interest in earnings of associates and other investments	2	3	4
Foreign exchange gain/(loss) (ii)	9	(11)	—
Other	2	5	5
Other (loss)/income, net	$(260)	$149	$288

(i)
For the year ended December 31, 2022, includes a $24 million non-cash revaluation gain related to an acquisition completed in stages.
(ii)
Includes the offsetting effects of the Company's foreign currency hedging program. See Note 10 — Derivative Financial Instruments.

Note 18 — Accumulated Other Comprehensive Loss

The components of other comprehensive (loss)/income are as follows:

	December 31, 2024			December 31, 2023			December 31, 2022
	Before tax amount	Tax	Net of tax amount	Before tax amount	Tax	Net of tax amount	Before tax amount	Tax	Net of tax amount
Other comprehensive (loss)/income:
Foreign currency translation	$(204)	$—	$(204)	$173	$—	$173	$(499)	$—	$(499)
Defined pension and post-retirement benefits	(128)	34	(94)	(546)	138	(408)	87	(22)	65
Derivative instruments	(4)	—	(4)	3	(1)	2	(6)	4	(2)
Other comprehensive (loss)/income	(336)	34	(302)	(370)	137	(233)	(418)	(18)	(436)
Less: Other comprehensive (income)/loss attributable to non-controlling interests	—	—	—	(2)	—	(2)	1	—	1
Other comprehensive (loss)/income attributable to WTW	$(336)	$34	$(302)	$(372)	$137	$(235)	$(417)	$(18)	$(435)

Changes in accumulated other comprehensive loss, net of non-controlling interests and net of tax are provided in the following table. This table excludes amounts attributable to non-controlling interests, which are not material for further disclosure.

	Foreign currency translation	Derivative instruments (i)	Defined pension and post- retirement benefit costs (ii)	Total
Balance, January 1, 2022	$(489)	$11	$(1,708)	$(2,186)
Other comprehensive (loss)/income before reclassifications	(498)	(3)	41	(460)
Loss reclassified from accumulated other comprehensive loss (net of income tax benefit of $9)	—	1	24	25
Net other comprehensive (loss)/income	(498)	(2)	65	(435)
Balance, December 31, 2022	$(987)	$9	$(1,643)	$(2,621)
Other comprehensive income/(loss) before reclassifications	171	2	(444)	(271)
Loss reclassified from accumulated other comprehensive loss (net of income tax benefit of $11)	—	—	36	36
Net other comprehensive income/(loss)	171	2	(408)	(235)
Balance, December 31, 2023	$(816)	$11	$(2,051)	$(2,856)
Other comprehensive loss before reclassifications	(204)	(2)	(150)	(356)
(Gain)/loss reclassified from accumulated other comprehensive loss (net of income tax benefit of $18)	—	(2)	56	54
Net other comprehensive loss	(204)	(4)	(94)	(302)
Balance, December 31, 2024	$(1,020)	$7	$(2,145)	$(3,158)

(i)
Reclassification adjustments from accumulated other comprehensive loss related to derivative instruments are included in Revenue and Salaries and benefits in the accompanying consolidated statements of comprehensive income. See Note 10 — Derivative Financial Instruments for additional details regarding the reclassification adjustments for the derivative settlements.
(ii)
Reclassification adjustments from accumulated other comprehensive loss are included in the computation of net periodic pension cost (see Note 13 — Retirement Benefits). These components are included in Other (loss)/income, net in the accompanying consolidated statements of comprehensive income.

Note 19 — Share-based Compensation

Plan Summaries

On December 31, 2024, the Company had a number of open share-based compensation plans, which provide for the granting of time-based and performance-based options, time-based and performance-based restricted stock units, and various other share-based grants to employees. All of the Company’s share-based compensation plans under which any options, restricted stock units (‘RSUs’) or other share-based grants are outstanding as of December 31, 2024 are described below.

Approximately 493,000 RSUs vested during 2024. Of these, 261,000 were not issued due to net settlements, cash settlements, and retirement eligibility provisions associated with future issuances. In addition, 83,000 RSUs were issued in 2024 that vested in prior years, and 98,000 shares were issued related to non-qualified retirement plans or the ESPP. In total, approximately 413,000 shares were issued under employee stock compensation plans and non-qualified retirement plans during the year ended December 31, 2024. See below for further detail on the RSUs vested in 2024.

The compensation cost that has been recognized for these plans for the years ended December 31, 2024, 2023 and 2022 was $121 million, $125 million and $99 million, respectively. Of these amounts, $13 million, $31 million and $27 million were recognized within transaction and transformation on the consolidated statements of comprehensive income for the years ended December 31, 2024, 2023 and 2022, respectively. The total income tax benefits recognized in the consolidated statements of comprehensive income for share-based compensation arrangements for the years ended December 31, 2024, 2023 and 2022 were $20 million, $21 million and $18 million, respectively.

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

There were 3,911,221 shares remaining available for grant under this plan as of December 31, 2024. The 2012 Plan shall continue in effect until terminated by the board of directors, except that no incentive stock option may be granted under the 2012 Plan after April 21, 2026 or after its expiration. That termination will not affect the validity of any grants outstanding at that date.

Options

There were no options granted during the years ended December 31, 2024, 2023 and 2022.

Award Activity

Classification of options as time-based or performance-based is dependent on the original terms of the award.

During the year ended December 31, 2023, the remaining 15,000 time-based stock options were exercised with a weighted-average exercise price of $117.36, and had an immaterial intrinsic value, leaving no options outstanding at December 31, 2023. The total intrinsic values of time-based options exercised during the year ended December 31, 2022 was $1 million.

All remaining performance-based options outstanding were exercised during 2022. The total intrinsic values of performance-based options exercised during the year ended December 31, 2022 was $9 million.

Cash received from option exercises under all share-based payment arrangements for the year ended December 31, 2023 was immaterial, and for the year ended December 31, 2022 was $7 million. The actual tax benefit recognized for the tax deductions from option exercises of the share-based payment arrangements totaled $6 million and $11 million for the years ended December 31, 2023 and 2022, respectively.

Equity-settled RSUs

Valuation Assumptions

The grant date fair value of each time-based RSU is equal to the grant date stock price. Performance-based RSUs granted during the years ended December 31, 2023 and 2022 contain only non-market-based performance targets, and the grant date fair value of these awards are equal to the grant date stock prices. Because performance-based RSUs granted during the year ended December 31, 2024 contain market-based performance targets, the fair value is estimated on the grant date using a Monte-Carlo simulation that uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of the companies’ shares. A historical correlation coefficient was calculated based on daily share price changes between WTW and the constituents in the peer group. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. Since the award payout includes dividend equivalents and total shareholder return includes the value of reinvested dividends, no dividend assumption is required for the valuation.

Year ended December 31,
2024
Expected volatility	24.0%
Average expected volatility of peer companies	30.8%
Average correlation coefficient of peer companies	33.1%
Expected life (years)	2.8
Risk-free interest rate	4.6%

During the year ended December 31, 2023, certain performance-based RSU awards were modified to either better align the payout percentages for the broad-based population with the awards granted to the executive officers, or to reflect the impact of the divestment of our Russian business (see Note 3 — Acquisitions and Divestitures for additional information). In total, 464 grantees benefited from the modifications. Incremental compensation cost of $14 million is being recognized over the remaining service periods, $6 million of which is included within transaction and transformation on the consolidated statements of comprehensive income during the year ended December 31, 2023.

Award Activity

A summary of time-based and performance-based RSU activity under the plans at December 31, 2024, and changes during the year then ended, is presented below:

	Shares (thousands)	Weighted- Average Grant Date Fair Value
Time-based RSUs
Balance as of December 31, 2023	422	$236.08
Granted	173	$272.19
Vested	(328)	$239.31
Forfeited	(25)	$241.38
Balance as of December 31, 2024	242	$256.97
Performance-based RSUs
Balance as of December 31, 2023	517	$255.01
Granted	246	$292.13
Vested	(165)	$301.90
Forfeited	(20)	$260.18
Balance as of December 31, 2024	578	$257.22

The weighted-average grant date fair values of time-based RSUs granted during the years ended December 31, 2024, 2023 and 2022 were $272.19, $231.33 and $226.84, respectively.

Time-based RSUs approximating 328,000, 122,000 and 35,000 vested during the years ended December 31, 2024, 2023 and 2022, respectively, with average share prices at the time of vesting of $289.52, $221.26 and $202.80, respectively.

Time-based RSUs generally vest over three years but may vest immediately or vest over one to five years. The total fair values of time-based RSUs issued during the years ended December 31, 2024, 2023 and 2022 were $92 million, $21 million and $7 million, respectively. At December 31, 2024, there was $38 million of total unrecognized compensation cost related to the time-based RSU plan; that cost is expected to be recognized over a weighted-average period of 2.1 years.

The weighted-average grant date fair values of performance-based RSUs granted during the years ended December 31, 2024, 2023 and 2022 were $292.13, $232.98 and $237.57 respectively.

Performance-based RSUs approximating 165,000, 273,000 and 32,000 vested during the years ended December 31, 2024, 2023 and 2022, respectively, with average share prices at time of vesting of $264.27, $234.44 and $197.55, respectively.

Performance-based RSUs vest over one to three years. The total fair values of performance-based RSUs issued during the years ended December 31, 2024, 2023 and 2022 were $51 million, $47 million and $76 million, respectively. At December 31, 2024, there was $78 million of total unrecognized compensation cost related to the performance-based RSU plan; that cost is expected to be recognized over a weighted-average period of 1.8 years.

The actual tax benefits recognized for the tax deductions from RSUs that vested totaled $24 million, $9 million and $23 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The amounts reflected above include awards which will be cash-settled due to local requirements. These awards are classified as liabilities in our consolidated balance sheets and are not material.

Phantom RSUs

During the year ended December 31, 2022, cash payments totaling $32 million were made related to phantom stock units. Phantom stock units are cash-settled awards with final payout based on the performance of the Company’s shares. There was no remaining liability or unearned compensation related to phantom stock as of December 31, 2022, and the Company did not grant phantom stock during 2024, 2023 and 2022.

Employee Share Purchase Plan

The ESPP operates under the WTW Amended and Restated 2010 Employee Share Purchase Plan, as amended and restated on February 28, 2024. During the year ended December 31, 2024, employee contributions to the ESPP totaled $16 million, and the total fair value of shares purchased during the year was $16 million. The ESPP initially had 1,377,500 shares available for purchase, and at December 31, 2024, 1,008,481 shares remain available. For more information on this plan, refer to Note 2 — Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements.

Note 20 — Earnings Per Share

Basic and diluted earnings per share from continuing operations attributable to WTW and discontinued operations, net of tax are calculated by dividing net (loss)/income from continuing operations attributable to WTW and discontinued operations, net of tax, respectively, by the average number of ordinary shares outstanding during each period. The computation of diluted earnings per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue shares were exercised or converted into shares or resulted in the issuance of shares that then shared in the net income of the Company. See Note 19 — Share-based Compensation for a summary of our outstanding options and RSUs.

Basic and diluted earnings per share are as follows:

	Years ended December 31,
	2024	2023	2022
(Loss)/income from continuing operations	$(88)	$1,064	$1,064
Less: income attributable to non-controlling interests	(10)	(9)	(15)
(Loss)/income from continuing operations attributable to WTW	$(98)	$1,055	$1,049

Loss from discontinued operations, net of tax	$—	$—	$(40)

Basic weighted-average number of shares outstanding	102	105	112
Dilutive effect of potentially issuable shares	—	1	—
Diluted weighted-average number of shares outstanding	102	106	112

Basic (loss)/earnings per share from continuing operations attributable to WTW	$(0.96)	$10.01	$9.36
Dilutive effect of potentially issuable shares	—	(0.06)	(0.02)
Diluted (loss)/earnings per share from continuing operations attributable to WTW	$(0.96)	$9.95	$9.34

Basic loss per share from discontinued operations, net of tax	$—	$—	$(0.36)
Dilutive effect of potentially issuable shares	—	—	—
Diluted loss per share from discontinued operations, net of tax	$—	$—	$(0.36)

The dilutive effect of potentially issuable shares was not computed for the year ended December 31, 2024 as the Company reported a net loss within its consolidated statement of comprehensive income. There were no anti-dilutive options for the years ended December 31, 2023 and 2022. For the year ended December 31, 2023, anti-dilutive RSUs were immaterial; for the year ended December 31, 2022, 0.2 million RSUs were not included in the computation of the dilutive effect of potentially issuable shares because their effect was anti-dilutive.

Note 21 — Supplemental Disclosures of Cash Flow Information

Supplemental disclosures regarding cash flow information and non-cash investing and financing activities are as follows:

	As of and for the years ended December 31,
	2024	2023	2022
Supplemental disclosures of cash flow information:
Cash and cash equivalents	$1,890	$1,424	$1,262
Fiduciary funds (included in fiduciary assets)	3,108	2,368	3,459
Total cash, cash equivalents and restricted cash	$4,998	$3,792	$4,721

Increase/(decrease) in cash, cash equivalents and other restricted cash	$510	$163	$(3,177)
Increase/(decrease) in fiduciary funds	793	(1,103)	371
Total	$1,303	$(940)	$(2,806)

Cash payments for income taxes, net	$312	$348	$428
Cash payments for interest	$242	$223	$201
Cash acquired	$8	$—	$30
Supplemental disclosures of non-cash investing and financing activities:
Non-cash consideration received	$—	$—	$63
Fair value of deferred and contingent consideration related to acquisitions	$3	$3	$28

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our chief executive officer (‘CEO’) and chief financial officer (‘CFO’), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘Exchange Act’), as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2024 in providing reasonable assurance that the information required to be disclosed in the periodic reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including the CEO and the CFO, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act in the quarter and year ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management is responsible for establishing and maintaining the adequacy and effectiveness of our internal control over financial reporting. Under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the report entitled Internal Control — Integrated Framework (2013). Based on this evaluation, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2024.

The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report titled ‘Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting,’ which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Willis Towers Watson Public Limited Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Willis Towers Watson Public Limited Company and subsidiaries (the ‘Company’) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘COSO’). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (‘PCAOB’), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 25, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Philadelphia, PA

February 25, 2025

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

The following directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated ‘Rule 10b5-1 trading arrangements’ (as defined in Regulation S-K, Item 408) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act:

Director or Officer Name	Director or Officer Title	Plan Adopted, Modified, or Terminated	Securities Covered by Plan	Amount of Securities Eligible for Sale Under the Plan	Plan Termination Date*
Carl Hess	Chief Executive Officer	Adopted on February 6, 2025	Ordinary Shares	10,000	July 31, 2025
Alexis Faber	Chief Operating Officer	Adopted on February 6, 2025	Ordinary Shares underlying vested Restricted Stock Units (‘RSUs’)	10% of those vested RSUs† granted by WTW on April 1, 2022, 2023, and 2024	December 31, 2025

* Subject to early termination for certain specified events set forth in the plan.

† Excluding any shares withheld by the Company to satisfy its income tax withholding obligations in connection with the net settlement of equity awards.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to the executive officers of the Company is provided in Part I, Item 1 Business above under the heading ‘Information about Executive Officers of the Registrant’ and information required by Item 406 and Item 408(b) of Regulation S-K is below. All other information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than 120 days after the end of the Company’s fiscal year.

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

The Company has adopted insider trading policies and procedures that govern the purchase, sale, and/or other dispositions of our securities (and related derivative securities) by directors, officers and employees and other covered persons and to the Company itself, which we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to the Company. Copies of the Company’s policies and guidelines are filed as Exhibits 19.1, 19.2, and 19.3 to this Annual Report on Form 10-K.

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

a)
The following documents have been included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements of Willis Towers Watson Public Limited Company

Financial Statements:

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2024

Consolidated Balance Sheets at December 31, 2024 and 2023

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2024

Consolidated Statements of Changes in Equity for each of the three years in the period ended December 31, 2024

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

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Schedule/ Form	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of June 29, 2015, by and among Willis Group Holdings plc, Citadel Merger Sub, Inc. and Towers Watson & Co	8-K	2.1	June 30, 2015
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated November 19, 2015, by and among Willis, Merger Sub and Towers Watson	8-K	2.1	November 20, 2015
3.1	Amended and Restated Memorandum and Articles of Association of Willis Towers Watson Public Limited Company	8-K	3.1	June 15, 2017
3.2	Certificate of Incorporation of Willis Group Holdings Public Limited Company	8-K	3.2	January 4, 2010

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Schedule/ Form	Exhibit	Filing Date	Filed Herewith
4.1	Description of Willis Towers Watson Public Limited Company’s ordinary shares	10-K	4.1	February 26, 2020
4.2	Indenture, dated as of August 15, 2013, by and among Trinity Acquisition Limited, as issuer, Willis Group Holdings Public Limited Company, Willis Netherlands Holdings B.V., Willis North America Inc., Willis Investment UK Holdings Limited, TA I Limited and Willis Group Limited, as guarantors, and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee	8-K	4.1	August 15, 2013
4.3	First Supplemental Indenture, dated as of August 15, 2013, supplemental to the Indenture dated as of August 15, 2013	8-K	4.2	August 15, 2013
4.4	Second Supplemental Indenture, dated as of March 9, 2016, supplemental to the Indenture, dated as of August 15, 2013	8-K	4.3	March 10, 2016
4.5	Third Supplemental Indenture, dated as of March 22, 2016, supplemental to the Indenture, dated as of August 15, 2013	8-K	4.1	March 22, 2016
4.6	Fourth Supplemental Indenture, dated as of May 16, 2016, supplemental to the Indenture dated as of August 15, 2013	8-K	4.1	May 26, 2016
4.7	Fifth Supplemental Indenture, dated as of August 11, 2017, supplemental to the Indenture dated as of August 15, 2013	8-K	4.3	August 16, 2017
4.8	Sixth Supplemental Indenture, dated as of December 16, 2024, supplemental to the Indenture dated as of August 15, 2013				X
4.9	Indenture, dated as of May 16, 2017, among Willis North America Inc., as issuer, Willis Towers Watson Public Limited Company, Willis Towers Watson Sub Holdings Unlimited Company, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, WTW Bermuda Holdings Ltd., Trinity Acquisition plc and Willis Group Limited, as guarantors, and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as Trustee	8-K	4.1	May 16, 2017
4.10	First Supplemental Indenture, dated as of May 16, 2017, supplemental to the Indenture dated as of May 16, 2017	8-K	4.2	May 16, 2017
4.11	Second Supplemental Indenture, dated as of August 11, 2017, supplemental to the Indenture dated as of May 16, 2017	8-K	4.4	August 16, 2017
4.12	Third Supplemental Indenture, dated as of September 10, 2018, supplemental to the Indenture dated as of May 16, 2017	8-K	4.1	September 10, 2018
4.13	Fourth Supplemental Indenture, dated as of September 10, 2019, supplemental to the Indenture dated as of May 16, 2017	8-K	4.1	September 10, 2019
4.14	Fifth Supplemental Indenture, dated as of May 19, 2022, supplemental to the Indenture dated as of May 16, 2017	8-K	4.1	May 19, 2022
4.15	Sixth Supplemental Indenture, dated as of May 17, 2023, supplemental to the Indenture dated as of May 16, 2017	8-K	4.1	May 17, 2023
4.16	Seventh Supplemental Indenture, dated as of March 5, 2024, supplemental to the Indenture dated as of May 16, 2017	8-K	4.1	March 5, 2024
4.17	Eighth Supplemental Indenture, dated as of December 16, 2024, supplemental to the Indenture dated as of May 16, 2017				X
4.18	Officers’ Certificate of the Issuer and the Guarantors (including Form of Willis North America Inc.'s 2.95% Senior Note due 2029 and 3.875% Senior Note due 2049), dated as of May 29, 2020	8-K	4.1	May 29, 2020

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Schedule/ Form	Exhibit	Filing Date	Filed Herewith
4.19	Form of Indenture among Willis Towers Watson Public Limited Company, as issuer, Willis Towers Watson Sub Holdings Unlimited Company, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Willis Towers Watson UK Holdings Limited, Trinity Acquisition plc, Willis Group Limited and Willis North America Inc., as guarantors, and Computershare Trust Company, N.A., as trustee	S-3	4.6	February 28, 2022
10.1^	Second Amended and Restated Credit Agreement, dated as of October 6, 2021, among Trinity Acquisition plc and its indirect subsidiaries, Willis North America Inc. and Willis Netherlands Holdings B.V., Willis Towers Watson Public Limited Company, the lenders party thereto and Barclays Bank PLC, as Administrative Agent	8-K	10.1	October 7, 2021
10.2	Second Amended and Restated Guaranty Agreement, dated as of October 6, 2021, among Trinity Acquisition plc, Willis Towers Watson Public Limited Company, the other guarantors party thereto and Barclays Bank PLC, as Administrative Agent	8-K	10.2	October 7, 2021
10.3^	First Amendment dated as of June 29, 2023 to the Second Amended and Restated Credit Agreement dated as of October 6, 2021 by and among, inter alia, Trinity Acquisition PLC, as the Company, Willis Towers Watson Public Limited Company, as the Parent, the Guarantors party thereto, the Lenders party thereto, and Barclays Bank PLC, party thereto as administrative agent	10-Q	10.1	July 27, 2023
10.4	Deed Poll of Assumption, dated as of December 31, 2009, by and between Willis Group Holdings Limited and Willis Group Holdings Public Limited Company	8-K	10.4	January 4, 2010
10.5	Security and Asset Purchase Agreement, dated as of August 12, 2021, by and between Willis Towers Watson plc and Arthur J. Gallagher & Co.	8-K	10.1	August 16, 2021
10.6	Letter Agreement, dated December 1, 2021, by and between Willis Towers Watson plc and Arthur J. Gallagher & Co.	8-K	10.1	December 6, 2021
10.7†	Willis Towers Watson Public Limited Company 2012 Equity Incentive Plan	DEF14A	A	April 28, 2022
10.8†	Form of Time-Based Share Option Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan	10-Q	10.1	August 9, 2012
10.9†	Form of 2012 Equity Incentive Plan (As Amended and Restated) Restricted Share Unit Award Agreement for Non-Employee Directors under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan	10-K	10.9	February 24, 2022
10.10†	Rules of the Willis Group Holdings Public Limited Company 2012 Sharesave Sub-Plan for the United Kingdom to the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan	10-K	10.32	February 28, 2013
10.11†	Amended and Restated Willis U.S. 2005 Deferred Compensation Plan	8-K	10.1	November 20, 2009
10.12†	First Amendment to the Amended and Restated Willis U.S. 2005 Deferred Compensation Plan, effective June 1, 2011	10-Q	10.1	August 9, 2011
10.13†	Second Amendment to the Amended and Restated Willis U.S. 2005 Deferred Compensation Plan	10-Q	10.6	November 5, 2013

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Schedule/ Form	Exhibit	Filing Date	Filed Herewith
10.14†	Amendment 2017-1 to the Amended and Restated Willis U.S. 2005 Deferred Compensation Plan	10-K	10.34	February 28, 2018
10.15†	Amendment 2019-1 to the Amended and Restated Willis U.S. 2005 Deferred Compensation Plan	10-Q	10.2	November 1, 2019
10.16†	Form of Deed of Indemnity of Willis Towers Watson Public Limited Company	8-K	10.1	January 5, 2016
10.17†	Form of Indemnification Agreement of Willis North America Inc.	8-K	10.2	January 5, 2016
10.18†	Offer Letter, dated as of August 26, 2021, by and between Willis Towers Watson US LLC and Andrew Krasner	10-Q	10.4	October 28, 2021
10.19†	Time-Based Restricted Share Unit Award Agreement, dated as of September 7, 2021, by and between Willis Towers Watson Public Limited Company and Andrew Krasner	10-Q	10.5	October 28, 2021
10.20†	Employment Agreement, dated as of February 25, 2015, by and between Willis Group Holdings Public Limited Company and Matthew Furman	10-K	10.45	February 24, 2022
10.21†	Employment Agreement, dated as of May 15, 2024, by and between Willis Group Services Limited Company and Lucy Clarke				X
10.22†	Time-Based Restricted Share Unit Award Agreement No. 1 (Sign On Award), dated as of October 14, 2024, by and between Willis Towers Watson Public Limited Company and Lucy Clarke				X
10.23†	Time-Based Restricted Share Unit Award Agreement No. 2, dated as of October 14, 2024, by and between Willis Towers Watson Public Limited Company and Lucy Clarke				X
10.24†	Fully Vested Restricted Share Unit Award Agreement, dated as of October 14, 2024, by and between Willis Towers Watson Public Limited Company and Lucy Clarke				X
10.25†	Form of Retention Agreement	8-K	10.1	February 5, 2021
10.26†	Towers Watson Amended and Restated 2009 Long Term Incentive Plan	S-8	99.1	January 5, 2016
10.27†	Trust Deed and Rules of the Towers Watson Limited Share Incentive Plan 2005 (U.K.)	10-K	10.21	September 1, 2006
10.28†	Towers Watson Limited Share Incentive Plan 2005 Deed of Amendment (U.K.)	10-K	10.22	September 1, 2006
10.29†	Towers Watson Limited Share Incentive Plan 2005 Deed to Change the Trust Deed and Rules (U.K.)	10-K	10.10	August 29, 2012
10.30†	Willis Towers Watson Non-Qualified Deferred Savings Plan for U.S. Employees (as amended and restated effective January 1, 2017)	10-Q	10.1	November 7, 2016
10.31†	Amendment 2018-1 to the Willis Towers Watson Non-Qualified Deferred Savings Plan for U.S. Employees	8-K	99.3	July 18, 2018
10.32†	Amendment 2020-1 to the Willis Towers Watson Non-Qualified Deferred Savings Plan for U.S. Employees	10-K	10.62	February 23, 2021
10.33†	Amendment 2024-3 to Willis Towers Watson Non-Qualified Deferred Savings Plan for U.S. Employees (as amended and restated effective January 1, 2017)				X
10.34†	Willis Towers Watson Non-Qualified Stable Value Excess Plan for U.S. Employees, as amended and restated, effective January 1, 2024	10-K	10.31	February 22, 2024
10.35†	Amendment 2024-1 to Willis Towers Watson Non-Qualified Stable Value Excess Plan for U.S. Employees (as amended and restated effective January 1, 2024)				X
10.36†	Form of 2021 Performance-Based Restricted Share Unit Award Agreement, including the Agreement of Restrictive Covenants and Other Obligations, for Operating Committee Members in the United States, under the Willis Towers Watson Amended and Restated 2012 Equity Incentive Plan	10-Q	10.2	August 4, 2021

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Schedule/ Form	Exhibit	Filing Date	Filed Herewith
10.37†	Form of 2021 Performance-Based Restricted Share Unit Award Agreement, including the Agreement of Restrictive Covenants and Other Obligations, for Operating Committee Members outside the United States, under the Willis Towers Watson Amended and Restated 2012 Equity Incentive Plan	10-Q	10.3	August 4, 2021
10.38†	Form of 2022 Time-Based Restricted Share Unit Award Agreement for Executive Officers under the Willis Towers Watson Amended and Restated 2012 Equity Incentive Plan	8-K	10.1	February 28, 2022
10.39†	Form of 2022 Performance-Based Restricted Share Unit Award Agreement for Executive Officers under the Willis Towers Watson Amended and Restated 2012 Equity Incentive Plan	8-K	10.2	February 28, 2022
10.40†	Form of 2023 Time-Based Restricted Share Unit Award Agreement for Executive Officers under the Willis Towers Watson Amended and Restated 2012 Equity Incentive Plan	10-Q	10.1	April 27, 2023
10.41†	Form of 2023 Performance-Based Restricted Share Unit Award Agreement for Executive Officers under the Willis Towers Watson Amended and Restated 2012 Equity Incentive Plan	10-Q	10.2	April 27, 2023
10.42†	Form of 2024 Time-Based Restricted Share Unit Award Agreement for Executive Officers under the Willis Towers Watson Amended and Restated 2012 Equity Incentive Plan	10-Q	10.1	April 25, 2024
10.43†	Form of 2024 Performance-Based Restricted Share Unit Award Agreement for Executive Officers under the Willis Towers Watson Amended and Restated 2012 Equity Incentive Plan	10-Q	10.2	April 25, 2024
10.44†	Willis Towers Watson Public Limited Company Severance and Change in Control Pay Plan for US Executives, adopted March 8, 2020 and as amended June 5, 2020 and February 22, 2022	8-K	10.3	February 28, 2022
10.45†	Willis Towers Watson Public Limited Company Severance and Change in Control Pay Plan for Non-US Executives, adopted March 8, 2020 and as amended June 5, 2020 and February 22, 2022	8-K	10.4	February 28, 2022
10.46†	Willis Towers Watson Public Limited Company Compensation Policy and Share Ownership Guidelines for Non-Employee Directors (dated January 1, 2025)				X
10.47†	The Willis Towers Watson Public Limited Company Amended and Restated 2010 Employee Share Purchase Plan (as last amended and restated as of February 28, 2024)	10-Q	10.3	April 25, 2024
19.1	Willis Towers Watson Global Insider Trading Policy (as amended February 2024)				X
19.2	Willis Towers Watson plc Guidelines on Rule 10b5-1 Trading Plans in effect from April 2023				X
19.3†	Willis Towers Watson Public Limited Company Amended Share Repurchase Policy in effect from December 2024				X
21.1	List of Subsidiaries				X
22.1	List of Issuers and Guarantor Subsidiaries				X
23.1	Consent of Deloitte & Touche LLP				X
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

					X
32.1**	Certification of the Registrant’s Chief Executive Officer, Carl A. Hess, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Incorporated by Reference
Exhibit Number	Description of Exhibit	Schedule/ Form	Exhibit	Filing Date	Filed Herewith
32.2**	Certification of the Registrant’s Chief Financial Officer, Andrew J. Krasner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1†	Willis Towers Watson Public Limited Company Compensation Recoupment Policy, as amended and restated, adopted and effective as of November 28, 2023	10-K	97.1	February 22, 2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X

** Furnished herewith. Any exhibits furnished herewith (including the certifications furnished in Exhibits 32.1 and 32.2) are deemed to accompany this Annual Report on Form 10-K and will not be deemed ‘filed’ for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, except to the extent that the registrant specifically incorporates it by reference.

† Management contract or compensatory plan or arrangement.

^ Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). We agree to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

All exhibits that are incorporated by reference herein to a filing with the SEC are filed under SEC File No. 001-16503, except for filings made more than eight years ago which are filed under: SEC File No. 001-16503, for any filings that were made by Willis Group Holdings or the Company; SEC File No. 001-34594, for any filings that were made by Towers Watson; and SEC File No. 001-16159, for any filings that were made by Watson Wyatt Worldwide.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY (REGISTRANT)

By:	/s/ Carl Hess
Carl Hess
Chief Executive Officer

Date: February 25, 2025

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