Form 10-Q
period 2025-03-31
WILLIS TOWERS WATSON PLC
filed 2025-04-24
CIK 1140536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 21, 2025, there were outstanding 99,149,791 ordinary shares, nominal value $0.000304635 per share, of the registrant.

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

INDEX TO FORM 10-Q

For the Three Months Ended March 31, 2025

Certain Definitions

The following definitions apply throughout this quarterly report unless the context requires otherwise:

‘We’, ‘Us’, ‘Company’, ‘Willis Towers Watson’, ‘Our’, ‘Willis Towers Watson plc’ or ‘WTW’	Willis Towers Watson Public Limited Company, a company organized under the laws of Ireland, and its subsidiaries

‘shares’	The ordinary shares of Willis Towers Watson Public Limited Company, nominal value $0.000304635 per share

‘TRANZACT’	TZ Holdings, Inc. and its subsidiaries, doing business as TRANZACT. The Company sold TRANZACT on December 31, 2024.

‘U.S.’	United States

‘U.K.’	United Kingdom

‘E.U.’	European Union or European Union 27 (the number of member countries following the United Kingdom’s exit)

‘U.S. GAAP’	United States Generally Accepted Accounting Principles

‘FASB’	Financial Accounting Standards Board

‘ASC’	Accounting Standards Codification

‘ASU’	Accounting Standards Update

‘SEC’	United States Securities and Exchange Commission

‘EBITDA’	Earnings before Interest, Taxes, Depreciation and Amortization

Disclaimer Regarding Forward-looking Statements

We have included in this document ‘forward-looking statements’ within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, that address activities, events or developments that we expect or anticipate may occur in the future, including such things as: our outlook; the potential impact of natural or man-made disasters like health pandemics and other world health crises; future capital expenditures; ongoing working capital efforts; future share repurchases; financial results (including our revenue, costs or margins) and the impact of changes to tax laws on our financial results; existing and evolving business strategies including those related to acquisition and disposition; demand for our services and competitive strengths; strategic goals; the benefits of new initiatives; growth of our business and operations; the sustained health of our product, service, transaction, client, and talent assessment and management pipelines; our ability to successfully manage ongoing leadership, organizational and technology changes, including investments in improving systems and processes; our ability to implement and realize anticipated benefits of any cost-savings initiatives generated from our now-completed multi-year operational transformation program or other expense savings initiatives; our recognition of future impairment charges; and plans and references to future successes, including our future financial and operating results, short-term and long-term financial goals, plans, objectives, expectations and intentions, including with respect to free cash flow generation, adjusted net revenue, adjusted operating margin and adjusted earnings per share, are forward-looking statements. Also, when we use words such as ‘may’, ‘will’, ‘would’, ‘anticipate’, ‘believe’, ‘estimate’, ‘expect’, ‘intend’, ‘plan’, ‘continues’, ‘seek’, ‘target’, ‘goal’, ‘focus’, ‘probably’, or similar expressions, we are making forward-looking statements. Such statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. All forward-looking disclosure is speculative by its nature.

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
•
the risks related to changes in general economic conditions, business and political conditions, changes in the financial markets, inflation, credit availability, increased interest rates, changes in trade policies, increased tariffs and retaliatory actions;
•
the risks to our short-term and long-term financial goals from any of the risks or uncertainties set forth herein;
•
the risks relating to the adverse impacts of macroeconomic trends, including those relating to changes in trade policies and tariffs, as well as political events, war, such as the Russia-Ukraine and Israel-Hamas wars, and other international disputes, terrorism, natural disasters, public health issues and other business interruptions on the global economy and capital markets, such as uncertainty in the global markets, inflation, changes in interest rates and recessionary trends, changes in spending by government agencies and contractors, which could have a material adverse effect on our business, financial condition, results of operations and long-term goals;
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
•
the risks relating to the transitional arrangements in effect subsequent to our now-completed sale of TRANZACT;
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
•
the risk of substantial negative outcomes on existing or potential future litigation or investigation matters;
•
changes in the regulatory environment in which we operate, including, among other risks, the impacts of pending competition law and regulatory investigations;
•
various claims, government inquiries or investigations or the potential for regulatory action;
•
our ability to make divestitures or acquisitions, including our ability to integrate or manage acquired businesses or carve-out businesses to be disposed, as well as our ability to identify and successfully execute on opportunities for strategic collaboration;
•
our ability to integrate direct-to-consumer sales and marketing solutions with our existing offerings and solutions;
•
our ability to successfully manage ongoing organizational changes, including as a result of our recently-completed multi-year operational transformation program, investments in improving systems and processes, and in connection with our acquisition and divestiture activities;
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
•
doing business internationally, including the impact of global trade policies and retaliatory considerations as well as foreign currency exchange rates;
•
compliance with extensive government regulation;
•
the risk of sanctions imposed by governments, or changes to associated sanction regulations (such as sanctions imposed on Russia) and related counter-sanctions;
•
our ability to effectively apply technology, data and analytics changes for internal operations, maintaining industry standards and meeting client preferences;
•
changes and developments in the insurance industry or the U.S. healthcare system, including those related to Medicare, and any other changes and developments in legal, regulatory, economic, business or operational conditions that could impact our businesses;
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
•
the risk that investment levels increase;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Statements of Comprehensive Income

(In millions of U.S. dollars, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$2,223	$2,341
Costs of providing services
Salaries and benefits	1,324	1,342
Other operating expenses	365	457
Depreciation	54	59
Amortization	48	60
Restructuring costs	—	18
Transaction and transformation	—	125
Total costs of providing services	1,791	2,061
Income from operations	432	280
Interest expense	(65)	(64)
Other (loss)/income, net	(64)	26
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	303	242
Provision for income taxes	(65)	(48)
INCOME FROM OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	238	194
Interests in earnings of associates, net of tax	1	—
NET INCOME	239	194
Income attributable to non-controlling interests	(4)	(4)
NET INCOME ATTRIBUTABLE TO WTW	$235	$190

EARNINGS PER SHARE
Basic earnings per share	$2.34	$1.84
Diluted earnings per share	$2.33	$1.83

Comprehensive income before non-controlling interests	$462	$145
Comprehensive income attributable to non-controlling interests	(4)	(4)
Comprehensive income attributable to WTW	$458	$141

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Balance Sheets

(In millions of U.S. dollars, except share data)

(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$1,507	$1,890
Fiduciary assets	10,293	9,504
Accounts receivable, net	2,366	2,494
Prepaid and other current assets	1,295	1,217
Total current assets	15,461	15,105
Fixed assets, net	667	661
Goodwill	8,841	8,799
Other intangible assets, net	1,255	1,295
Right-of-use assets	487	485
Pension benefits assets	550	530
Other non-current assets	803	806
Total non-current assets	12,603	12,576
TOTAL ASSETS	$28,064	$27,681
LIABILITIES AND EQUITY
Fiduciary liabilities	$10,293	$9,504
Deferred revenue and accrued expenses	1,499	2,211
Current debt	549	—
Current lease liabilities	120	118
Other current liabilities	923	765
Total current liabilities	13,384	12,598
Long-term debt	4,761	5,309
Liability for pension benefits	552	615
Provision for liabilities	359	341
Long-term lease liabilities	498	502
Other non-current liabilities	296	299
Total non-current liabilities	6,466	7,066
TOTAL LIABILITIES	19,850	19,664
COMMITMENTS AND CONTINGENCIES
EQUITY (i)
Additional paid-in capital	11,017	10,989
Retained earnings	51	109
Accumulated other comprehensive loss, net of tax	(2,935)	(3,158)
Total WTW shareholders’ equity	8,133	7,940
Non-controlling interests	81	77
Total equity	8,214	8,017
TOTAL LIABILITIES AND EQUITY	$28,064	$27,681

(i)
Equity includes (a) Ordinary shares $0.000304635 nominal value; Authorized 1,510,003,775; Issued 99,210,847 (2025) and 99,805,780 (2024); Outstanding 99,210,847 (2025) and 99,805,780 (2024) and (b) Preference shares, $0.000115 nominal value; Authorized 1,000,000,000 and Issued none in 2025 and 2024.

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Statements of Cash Flows

(In millions of U.S. dollars)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS (USED IN)/FROM OPERATING ACTIVITIES
NET INCOME	$239	$194
Adjustments to reconcile net income to total net cash from operating activities:
Depreciation	54	59
Amortization	48	60
Non-cash restructuring charges	—	11
Non-cash lease expense	25	27
Net periodic cost/(benefit) of defined benefit pension plans	88	(4)
Provision for doubtful receivables from clients	5	8
Benefit from deferred income taxes	(23)	(9)
Share-based compensation	37	24
Gain on disposal of operations	(14)	—
Non-cash foreign exchange loss/(gain)	9	(1)
Other, net	9	8
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable	162	113
Other assets	1	(53)
Other liabilities	(691)	(426)
Provisions	16	13
Net cash (used in)/from operating activities	(35)	24
CASH FLOWS USED IN INVESTING ACTIVITIES
Additions to fixed assets and software	(51)	(60)
Acquisitions of operations, net of cash acquired	(1)	(15)
(Purchase)/sale of investments	(32)	1
Net cash used in investing activities	(84)	(74)
CASH FLOWS FROM FINANCING ACTIVITIES
Senior notes issued	—	746
Debt issuance costs	—	(7)
Repayments of debt	(1)	(1)
Repurchase of shares	(200)	(101)
Net proceeds from fiduciary funds held for clients	315	1,011
Cash paid for employee taxes on withholding shares	(2)	(5)
Dividends paid	(88)	(86)
Acquisitions of and dividends paid to non-controlling interests	—	(1)
Net cash from financing activities	24	1,556
(DECREASE)/INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH (i)	(95)	1,506
Effect of exchange rate changes on cash, cash equivalents and restricted cash	80	(47)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD (i)	4,998	3,792
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (i)	$4,983	$5,251

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

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Statements of Changes in Equity

(In millions of U.S. dollars and number of shares in thousands)

(Unaudited)

	Shares outstanding	Additional paid-in capital	Retained earnings	AOCL (i)	Total WTW shareholders’ equity	Non-controlling interests	Total equity
Balance as of December 31, 2023	102,538	$10,910	$1,466	$(2,856)	$9,520	$73	$9,593
Shares repurchased	(374)	—	(101)	—	(101)	—	(101)
Net income	—	—	190	—	190	4	194
Dividends declared ($0.88 per share)	—	—	(91)	—	(91)	—	(91)
Dividends attributable to non-controlling interests	—	—	—	—	—	(1)	(1)
Other comprehensive loss	—	—	—	(49)	(49)	—	(49)
Issuance of shares under employee stock compensation plans	49	—	—	—	—	—	—
Share-based compensation and net settlements	—	16	—	—	16	—	16
Additional non-controlling interests (ii)	—	—	—	—	—	3	3
Foreign currency translation	—	4	—	—	4	—	4
Balance as of March 31, 2024	102,213	$10,930	$1,464	$(2,905)	$9,489	$79	$9,568

Balance as of December 31, 2024	99,806	$10,989	$109	$(3,158)	$7,940	$77	$8,017
Shares repurchased	(607)	—	(200)	—	(200)	—	(200)
Net income	—	—	235	—	235	4	239
Dividends declared ($0.92 per share)	—	—	(93)	—	(93)	—	(93)
Other comprehensive income	—	—	—	223	223	—	223
Issuance of shares under employee stock compensation plans	12	—	—	—	—	—	—
Share-based compensation and net settlements	—	33	—	—	33	—	33
Foreign currency translation	—	(5)	—	—	(5)	—	(5)
Balance as of March 31, 2025	99,211	$11,017	$51	$(2,935)	$8,133	$81	$8,214

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

Note 2 — Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited quarterly condensed consolidated financial statements of WTW and our subsidiaries are presented in accordance with the rules and regulations of the SEC for quarterly reports on Form 10-Q and therefore certain footnote disclosures have been condensed or omitted from these financial statements as they are not required for interim reporting under U.S. GAAP. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial statements and results for the interim periods. Certain prior-period amounts have been reclassified to conform to the current-period presentation. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements should be read together with the Company’s Annual Report on Form 10-K, filed with the SEC on February 25, 2025, and may be accessed via EDGAR on the SEC’s web site at www.sec.gov.

The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that can be expected for the entire year. The Company experiences seasonal fluctuations of its revenue. Revenue is typically higher during the Company’s first and fourth quarters due primarily to the timing of broking-related activities. The results reflect certain estimates and assumptions made by management, including those estimates used in calculating acquisition consideration and fair value of tangible and intangible assets and acquisition-related liabilities, professional liability claims, estimated bonuses, valuation of billed and unbilled receivables, and anticipated tax liabilities that affect the amounts reported in the condensed consolidated financial statements and related notes.

Recent Accounting Pronouncements

Not Yet Adopted

In March 2024, the SEC adopted final rules on the enhancement and standardization of climate-related disclosures for investors (the ‘SEC Climate Rules’). The SEC Climate Rules would require disclosure of certain climate-related information, including in the notes to the Company’s financial statements, in registration statements and annual reports on Form 10-K. Following a number of legal challenges, the SEC voluntarily stayed the SEC Climate Rules pending the completion of judicial review of such consolidated petitions to avoid regulatory uncertainty for companies subject to the SEC Climate Rules. Although the litigation remains pending, in March 2025, the SEC voted to end its defense of the SEC Climate Rules. The Company is monitoring the outcome of the litigation.

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

Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information within the income tax rate reconciliation and income taxes paid disclosures. It also includes certain other amendments intended to improve the effectiveness of income tax disclosures. Specifically, this ASU requires a tabular income tax rate reconciliation using both percentages and amounts disaggregated into specific categories with certain reconciling items at or above 5% of the statutory tax, further disaggregated by its nature and/or jurisdiction. Additionally, income taxes paid will be required to be presented by federal, state, local and foreign jurisdictions, including amounts paid to individual jurisdictions representing 5% or more of the total income taxes paid. This ASU became effective for the Company on January 1, 2025, at which time it was adopted. The Company will include the required disclosures within its 2025 Annual Report on Form 10-K.

Other Legislation

Pillar Two

On October 8, 2021, the Organisation for Economic Co-operation and Development (‘OECD’) announced an international agreement with more than 140 countries to implement a two-pillar solution to address tax challenges arising from the digitalization of the economy. The agreement introduced rules that would result in the reallocation of certain taxing rights over multinational companies from their home countries to the markets where they have business activities and earn profits, regardless of physical presence (‘Pillar One’) and introduced a global corporate minimum tax of 15% for certain large multinational companies starting in 2024 (‘Pillar Two’). On December 20, 2021, the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting released the Model Global Anti-Base Erosion (‘GloBE’) rules (the ‘OECD Model Rules’) under Pillar Two. On December 12, 2022, E.U. member states reached an agreement to implement Pillar Two and this agreement requires E.U. member states to enact domestic legislation to put Pillar Two into effect. In 2023, many E.U. countries enacted the necessary legislation (based on the OECD Model Rules) to implement Pillar Two in 2024. Ireland, in particular, enacted Pillar Two legislation by signing Finance (No. 2) Bill 2023 into law in December 2023. Other countries and territories have indicated they will introduce Pillar Two legislation beginning in 2025. The Pillar Two minimum tax is treated as a period cost beginning in 2024 and does not have a material impact on the Company's financial results of operations for the periods presented. The Company continues to monitor evolving tax legislation as well as additional guidance to enacted legislation in the jurisdictions in which we operate.

Note 3 — Acquisitions and Divestitures

The Company had no material acquisitions or divestitures, but had disposal price and other adjustments to the prior-year sale of TRANZACT resulting in a gain of $14 million for the three months ended March 31, 2025.

Note 4 — Revenue

Disaggregation of Revenue

The Company reports revenue by segment in Note 5 — Segment Information. The following table presents revenue by service offering and segment, as well as a reconciliation to total revenue for the three months ended March 31, 2025 and 2024. Along with reimbursable expenses and other, total revenue by service offering represents our revenue from customer contracts.

	Three Months Ended March 31,
	HWC		R&B		Corporate (i)		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Broking	$146	$335	$790	$742	$—	$—	$936	$1,077
Consulting	679	662	119	104	—	1	798	767
Outsourced administration	268	266	21	30	—	—	289	296
Other	63	64	73	71	—	—	136	135
Total revenue by service offering	1,156	1,327	1,003	947	—	1	2,159	2,275
Reimbursable expenses and other (i)	17	17	3	3	1	—	21	20
Total revenue from customer contracts	$1,173	$1,344	$1,006	$950	$1	$1	$2,180	$2,295
Interest and other income	9	9	24	31	10	6	43	46
Total revenue	$1,182	$1,353	$1,030	$981	$11	$7	$2,223	$2,341

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

Interest and other income is included in segment revenue and total revenue, however it has been presented separately in the above table because it does not arise directly from contracts with customers. The significant components of interest and other income are as follows for the periods presented above:

	Three Months Ended March 31,
	HWC		R&B		Corporate		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Book-of-business settlements	$2	$—	$—	$2	$—	$—	$2	$2
Interest income	7	9	22	28	10	6	39	43
Other income	—	—	2	1	—	—	2	1
Total interest and other income	$9	$9	$24	$31	$10	$6	$43	$46

The following table presents revenue from service offerings by the geography where our work was performed for the three months ended March 31, 2025 and 2024. The reconciliation to total revenue on our condensed consolidated statements of comprehensive income and to segment revenue is shown in the table above.

	Three Months Ended March 31,
	HWC		R&B		Corporate		Total
	2025	2024	2025	2024	2025	2024	2025	2024
North America	$645	$840	$326	$306	$—	$—	$971	$1,146
Europe	391	372	538	511	—	1	929	884
International	120	115	139	130	—	—	259	245
Total revenue by geography	$1,156	$1,327	$1,003	$947	$—	$1	$2,159	$2,275

Contract Balances

The Company reports accounts receivable, net on the condensed consolidated balance sheets, which includes billed and unbilled receivables and current contract assets. In addition to accounts receivable, net, the Company had the following non-current contract assets and deferred revenue balances at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Billed receivables, net of allowance for doubtful accounts of $34 million and $36 million	$1,606	$1,604
Unbilled receivables	538	569
Current contract assets	222	321
Accounts receivable, net	$2,366	$2,494
Non-current accounts receivable, net	$25	$18
Deferred revenue	$774	$732

During the three months ended March 31, 2025, revenue of approximately $346 million was recognized that was reflected as deferred revenue at December 31, 2024.

During the three months ended March 31, 2025, the Company recognized no revenue related to performance obligations satisfied in a prior period.

Performance Obligations

The Company has contracts for which performance obligations have not been satisfied as of March 31, 2025 or have been partially satisfied as of this date. The following table shows the expected timing for the satisfaction of the remaining performance obligations. This table does not include contract renewals or variable consideration, which was excluded from the transaction prices in accordance with the guidance on constraining estimates of variable consideration.

In addition, in accordance with ASC 606, Revenue From Contracts With Customers (‘ASC 606’), the Company has elected not to disclose the remaining performance obligations when one or both of the following circumstances apply:

•
Performance obligations which are part of a contract that has an original expected duration of less than one year, and
•
Performance obligations satisfied in accordance with ASC 606-10-55-18 (‘right to invoice’).

	Remainder of 2025	2026	2027 onward	Total
Revenue expected to be recognized on contracts as of March 31, 2025	$462	$508	$605	$1,575

Since most of the Company’s contracts are cancellable with less than one year’s notice and have no substantive penalty for cancellation, the majority of the Company’s remaining performance obligations as of March 31, 2025 have been excluded from the table above.

Note 5 — Segment Information

WTW has two reportable operating segments or business areas:

•
Health, Wealth & Career (‘HWC’); and
•
Risk & Broking (‘R&B’).

WTW’s chief operating decision maker (‘CODM’) is its chief executive officer. We determined that the operational data used by the CODM is at the segment level. Management bases strategic goals and decisions for these segments on the data presented below which is used to assess the adequacy of strategic decisions and the methods of achieving these strategies and related financial results. Management evaluates the performance of its segments and allocates resources to them based on net segment operating income performance and prospects on a pre-tax basis.

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

Following the adoption of ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (‘ASC 2023-07’), the Company has not presented any individual significant expense categories due to the following factors:

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

The following table presents segment revenue, segment expenses and segment operating income for our reportable segments for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	HWC		R&B		Total
	2025	2024	2025	2024	2025	2024
Segment revenue excluding interest income	$1,158	$1,327	$1,005	$950	$2,163	$2,277
Interest income	7	9	22	28	29	37
Total segment revenue	1,165	1,336	1,027	978	2,192	2,314

Other segment expense	823	969	791	763	1,614	1,732
Depreciation	31	31	10	12	41	43
Total segment expense	854	1,000	801	775	1,655	1,775

Segment operating income	$311	$336	$226	$203	$537	$539

The following table presents reconciliations of the information reported by segment to the Company’s condensed consolidated statements of comprehensive income amounts reported for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Revenue:
Total segment revenue	$2,192	$2,314
Reimbursable expenses and other	31	27
Revenue	$2,223	$2,341

Total segment operating income	$537	$539
Amortization	(48)	(60)
Restructuring costs (i)	—	(18)
Transaction and transformation (ii)	—	(125)
Unallocated, net (iii)	(57)	(56)
Income from operations	432	280
Interest expense	(65)	(64)
Other (loss)/income, net	(64)	26
Income from operations before income taxes and interest in earnings of associates	$303	$242

(i)
Consists of costs associated with our Transformation program, which concluded during the fourth quarter of 2024.
(ii)
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

Below are our revenue (on the basis of where the work was performed) and tangible long-lived assets for Ireland, our country of domicile, countries with significant concentrations and all other foreign countries as of and for the periods ended as indicated:

	Revenue		Long-Lived Assets (i)
	Three months ended March 31,		March 31,	December 31,
	2025	2024	2025	2024
Ireland	$35	$35	$8	$8

United States	932	1,101	294	307
United Kingdom	451	424	500	490
Rest of World	805	781	352	341
Total Foreign Countries	2,188	2,306	1,146	1,138
	$2,223	$2,341	$1,154	$1,146

(i)
Tangible long-lived assets consist of fixed assets and right-of-use (‘ROU’) assets.

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

The main categories of charges were in the following four areas:

•
Real estate rationalization — included costs to align the real estate footprint to the new ways of working (hybrid work) as well as breakage fees and the impairment of ROU assets and other related leasehold assets.
•
Technology modernization — these charges were incurred in moving to common platforms and technologies, including migrating certain platforms and applications to the cloud. This category included the impairment of technology assets that were duplicative or no longer revenue-producing, as well as costs for technology investments that did not qualify for capitalization.
•
Process optimization — these costs were incurred in the right-shoring strategy and automation of our operations, which included optimizing resource deployment and appropriate colleague alignment. These costs included process and organizational design costs, severance and separation-related costs and temporary retention costs.
•
Other — other costs not included above including fees for professional services, other contract terminations not related to the above categories and supplier migration costs.

Certain costs under the Transformation program were accounted for under ASC 420, Exit or Disposal Cost Obligation, and are included as restructuring costs in the condensed consolidated statements of comprehensive income. Restructuring costs were $18 million for the three months ended March 31, 2024. Other costs incurred under the Transformation program are included in transaction and transformation and were $119 million for the three months ended March 31, 2024.

A rollforward of the liability associated with cash-based charges related to restructuring costs associated with the Transformation program, including costs paid and payable following the Transformation program’s conclusion on December 31, 2024, is as follows:

	Real estate rationalization	Technology modernization	Process optimization	Other	Total
Balance at December 31, 2024	3	2	—	—	5
Cash payments	(3)	—	—	—	(3)
Balance at March 31, 2025	$—	$2	$—	$—	$2

Note 7 — Income Taxes

Provision for income taxes for the three months ended March 31, 2025 was $65 million compared to $48 million for the three months ended March 31, 2024. The effective tax rate was 21.5% for the three months ended March 31, 2025 and 19.9% for the three months ended March 31, 2024. These effective tax rates are calculated using extended values from our condensed consolidated statements of comprehensive income and are therefore more precise tax rates than can be calculated from rounded values. The current-year quarter’s effective tax rate is higher primarily due to a change in the distribution of geographical income as well as net unfavorable discrete tax items.

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

The Company records valuation allowances against net deferred tax assets based on whether it is more likely than not that the deferred tax assets will be realized. We have liabilities for uncertain tax positions under ASC 740, Income Taxes of $82 million, excluding interest and penalties. The Company believes the outcomes that are reasonably possible within the next 12 months may result in a reduction in the liability for uncertain tax positions of approximately $1 million to $6 million, excluding interest and penalties.

Note 8 — Goodwill and Other Intangible Assets

The components of goodwill are outlined below for the three months ended March 31, 2025:

	HWC	R&B	Total
Balance at December 31, 2024:
Goodwill, gross	$7,276	$2,796	$10,072
Accumulated impairment losses	(911)	(362)	(1,273)
Goodwill, net - December 31, 2024	6,365	2,434	8,799
Foreign exchange	15	27	42
Balance at March 31, 2025:
Goodwill, gross	7,291	2,823	10,114
Accumulated impairment losses	(911)	(362)	(1,273)
Goodwill, net - March 31, 2025	$6,380	$2,461	$8,841

Other Intangible Assets

The following table reflects changes in the net carrying amounts of the components of finite-lived intangible assets for the three months ended March 31, 2025:

	Client relationships	Software	Trademark and trade name	Total
Balance at December 31, 2024:
Intangible assets, gross	$3,135	$730	$1,036	$4,901
Accumulated amortization	(2,497)	(727)	(382)	(3,606)
Intangible assets, net - December 31, 2024	638	3	654	1,295
Intangible assets acquired	1	—	—	1
Amortization	(37)	—	(11)	(48)
Foreign exchange	7	—	—	7
Balance at March 31, 2025:
Intangible assets, gross	3,168	738	1,038	4,944
Accumulated amortization	(2,559)	(735)	(395)	(3,689)
Intangible assets, net - March 31, 2025	$609	$3	$643	$1,255

The weighted-average remaining life of amortizable intangible assets at March 31, 2025 was 11.2 years.

The table below reflects the future estimated amortization expense for amortizable intangible assets for the remainder of 2025 and for subsequent years:

Amortization
Remainder of 2025	$138
2026	166
2027	150
2028	134
2029	114
Thereafter	553
Total	$1,255

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

These derivatives were designated as hedging instruments and at March 31, 2025 and December 31, 2024 had total notional amounts of $162 million and $176 million, respectively, with a net fair value asset of $2 million and a net fair value liability of $2 million, respectively.

At March 31, 2025, the Company estimates, based on current exchange rates, there will be $1 million of net derivative gains on forward exchange rates reclassified from accumulated other comprehensive loss into earnings within the next twelve months as the forecast transactions affect earnings. At March 31, 2025, our longest outstanding maturity was 1.7 years.

The effects of the material derivative instruments that are designated as hedging instruments on the condensed consolidated statements of comprehensive income for the three months ended March 31, 2025 and 2024 are below. Amounts pertaining to the ineffective portion of hedging instruments and those excluded from effectiveness testing were immaterial for the three months ended March 31, 2025 and 2024.

Three Months Ended March 31,	Gain recognized in OCI (effective element)
	2025	2024
Forward exchange contracts	$3	$—

Location of gain/(loss) reclassified from Accumulated OCL into income (effective element)	Gain/(loss) reclassified from Accumulated OCL into income (effective element)
	2025	2024
Revenue	$1	$(1)
Salaries and benefits	(1)	1
	$—	$—

The Company engages in intercompany borrowing and lending between subsidiaries, primarily through its in-house banking operations which give rise to foreign exchange exposures. The Company mitigates these risks through the use of short-term foreign currency forward and swap transactions that offset the underlying exposure created when the borrower and lender have different functional currencies. These derivatives are not generally designated as hedging instruments, and at March 31, 2025 and December 31, 2024, we had notional amounts $821 million and $1.2 billion, respectively, with net fair value liabilities of $1 million and $3 million, respectively. Such derivatives typically mature within three months.

The effects of derivatives that have not been designated as hedging instruments on the condensed consolidated statements of comprehensive income for the three months ended March 31, 2025 and 2024 are as follows (see Note 16 — Other (Loss)/Income, Net for the net foreign currency impact on the Company’s condensed consolidated statements of comprehensive income which includes the results of the offset of underlying exposures):

		Gain recognized in income
		Three Months Ended March 31,
Derivatives not designated as hedging instruments:	Location of gain recognized in income	2025	2024
Forward exchange contracts	Other (loss)/income, net	$2	$1

Note 10 — Debt

Current debt consists of the following:

	March 31, 2025	December 31, 2024
4.400% senior notes due 2026	$549	$—
	$549	$—

Long-term debt consists of the following:

	March 31, 2025	December 31, 2024
Revolving $1.5 billion credit facility	$—	$—
4.400% senior notes due 2026	—	549
4.650% senior notes due 2027	747	746
4.500% senior notes due 2028	598	598
2.950% senior notes due 2029	725	725
5.350% senior notes due 2033	742	742
6.125% senior notes due 2043	272	272
5.050% senior notes due 2048	396	396
3.875% senior notes due 2049	543	543
5.900% senior notes due 2054	738	738
	$4,761	$5,309

At March 31, 2025 and December 31, 2024, we were in compliance with all financial covenants.

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

The following tables present our assets and liabilities measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024:

		Fair Value Measurements on a Recurring Basis at March 31, 2025
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds/exchange traded funds (i)	Prepaid and other current assets and Other non-current assets	$109	$—	$—	$109
	Fiduciary assets	336	—	—	336
Commingled funds (i) (ii)	Other non-current assets	—	—	—	18
Hedge funds (i) (iii)	Other non-current assets	—	—	—	18
Short-term investment (held to maturity):
Certificates of deposit/term deposit (iv)	Prepaid and other current assets	$30	$—	$—	$30
Derivatives:
Derivative financial instruments (v)	Prepaid and other current assets and Other non-current assets	$—	$3	$—	$3
Liabilities:
Contingent consideration:
Contingent consideration (vi) (vii)	Other current liabilities and Other non-current liabilities	$—	$—	$40	$40
Derivatives:
Derivative financial instruments (v)	Other current liabilities and Other non-current liabilities	$—	$2	$—	$2

		Fair Value Measurements on a Recurring Basis at December 31, 2024
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds/exchange traded funds (i)	Prepaid and other current assets and Other non-current assets	$108	$—	$—	$108
	Fiduciary assets	337	—	—	337
Commingled funds (i) (ii)	Other non-current assets	—	—	—	18
Hedge funds (i) (iii)	Other non-current assets	—	—	—	17
Derivatives:
Derivative financial instruments (v)	Prepaid and other current assets and Other non-current assets	$—	$1	$—	$1
Liabilities:
Contingent consideration:
Contingent consideration (vi)	Other current liabilities and Other non-current liabilities	$—	$—	$39	$39
Derivatives:
Derivative financial instruments (v)	Other current liabilities and Other non-current liabilities	$—	$6	$—	$6

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
(iv)
Consists of investments with maturity dates of up to 90 days.
(v)
See Note 9 — Derivative Financial Instruments for further information on our derivative investments.
(vi)
Probability weightings are based on our knowledge of the past and planned performance of the acquired entity to which the contingent consideration applies. The fair value weighted-average discount rates used in our material contingent consideration calculations were 13.41% and 13.43% at March 31, 2025 and December 31, 2024, respectively. The range of these discount rates was 11.00% - 13.80% at March 31, 2025. Using different probability weightings and discount rates could result in an increase or decrease of the contingent consideration payable.
(vii)
Consideration due to be paid across multiple years until 2029.

The following table summarizes the change in fair value of the Level 3 liabilities:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	March 31, 2025
Balance at December 31, 2024	$39
Obligations assumed	—
Payments	—
Realized and unrealized losses (i)	—
Foreign exchange	1
Balance at March 31, 2025	$40

(i)
Realized and unrealized losses include accretion and adjustments to contingent consideration liabilities, which are included within Interest expense and Other operating expenses, respectively, on the condensed consolidated statements of comprehensive income.

There were no significant transfers to or from Level 3 in the three months ended March 31, 2025

Non-recurring Fair Value Measurement

The Company has assets that may be required to be recorded at fair value on a non-recurring basis. These assets are evaluated when certain triggering events occur (including the planned disposal of a business or a decrease in estimated future cash flows) that indicate their carrying amounts may not be recoverable.

Fair Value Information about Financial Instruments Not Measured at Fair Value

The following tables present our assets and liabilities not measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Note receivable	$78	$75	$74	$70
Liabilities:
Current debt	$549	$548	$—	$—
Long-term debt	$4,761	$4,540	$5,309	$5,052

The carrying value of our revolving credit facility approximates its fair value. The fair values above, which exclude accrued interest, are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instruments. The fair values of our respective senior notes and short-term note receivable are considered Level 2 financial instruments as they are corroborated by observable market data.

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

Components of Net Periodic Benefit (Income)/Cost for Defined Benefit Pension Plans

The following table sets forth the components of net periodic benefit (income)/cost for the Company’s defined benefit pension plans for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025			2024
	U.S.	U.K.	Other	U.S.	U.K.	Other
Service cost	$10	$1	$3	$11	$1	$4
Interest cost	36	29	6	49	28	7
Expected return on plan assets	(55)	(42)	(10)	(76)	(39)	(10)
Settlements	82	3	—	—	—	—
Amortization of net loss	9	15	—	9	14	—
Amortization of prior service credit	—	(1)	—	—	(3)	—
Net periodic benefit cost/(income)	$82	$5	$(1)	$(7)	$1	$1

Employer Contributions to Defined Benefit Pension Plans

The Company did not make any contributions to its U.S. plans during the three months ended March 31, 2025 and currently does not anticipate making contributions over the remainder of the fiscal year. The Company made contributions of less than $1 million to its U.K. plans for the three months ended March 31, 2025 and anticipates making additional contributions of $2 million for the remainder of the fiscal year. The Company made contributions of $5 million to its other plans for the three months ended March 31, 2025 and anticipates making additional contributions of $1 million for the remainder of the fiscal year.

Annuity Purchase

In February 2025, the Company’s Willis Towers Watson Pension Plan for U.S. Employees, a qualified pension plan (‘the Plan’), purchased a nonparticipating single premium group annuity contract from a third-party insurance company and irrevocably transferred to that insurance company approximately $423 million of the Plan’s defined benefit pension obligations and related plan assets, thereby reducing the pension obligations and assets of the Plan by this same amount. The group annuity contract was purchased using assets of the Plan and no additional funding contribution was required by the Company. As a result of this transaction, WTW recognized a one-time, non-cash pre-tax pension settlement charge of $82 million in the first quarter of 2025, attributable to the accelerated recognition of accumulated actuarial losses of the Plan.

Defined Contribution Plans

The Company had defined contribution plan expense of $40 million and $43 million during the three months ended March 31, 2025 and 2024, respectively.

Note 13 — Leases

The following table presents lease costs recorded on our condensed consolidated statements of comprehensive income for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Finance lease cost:
Amortization of right-of-use assets	$—	$1
Operating lease cost	29	42
Variable lease cost	10	14
Sublease income	(6)	(5)
Total lease cost, net	$33	$52

The total lease cost is recognized in different locations in our condensed consolidated statements of comprehensive income. Amortization of the finance lease ROU assets is included in depreciation, while the interest cost component of these finance leases is included in interest expense. All other costs are included in other operating expenses, with the exception of $15 million incurred during the three months ended March 31, 2024 that were included in restructuring costs (see Note 6 — Restructuring Costs) that primarily related to the acceleration of amortization of certain abandoned ROU assets and the payment of early termination fees.

Note 14 — Commitments and Contingencies

Indemnification Agreements

WTW has various agreements with third parties pursuant to which it may be obligated to indemnify the other party to the agreement with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business and in connection with the purchase and sale of certain businesses, including the sale of the TRANZACT business. It is not possible to predict the maximum potential amount of future payments that may become due under these indemnification agreements because of the conditional nature of the Company’s obligations, the limited history of prior indemnification claims, and the unique facts of each particular agreement and each indemnification provision therein (even where such indemnification provisions are subject to a maximum liability limit). However, as of March 31, 2025, we have not incurred a material loss with respect to the indemnification of such third parties. In addition, as of March 31, 2025, we do not believe that any potential liability that may arise from such indemnity obligations is probable or will be material.

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

Errors and omissions claims, lawsuits and other proceedings arising in the ordinary course of business are covered in part by professional indemnity or other appropriate insurance. The terms of this insurance vary by policy year. Regarding self-insured risks, the Company has established provisions which are believed to be adequate in light of current information and legal advice, or, in certain cases, where a range of loss exists, the Company accrues the minimum amount in the range if no amount within the range is a better estimate than any other amount. The Company adjusts such provisions from time to time according to developments. See Note 15 — Supplementary Information for Certain Balance Sheet Accounts for the amounts accrued at March 31, 2025 and December 31, 2024 in the condensed consolidated balance sheets.

On the basis of current information, the Company does not expect that the actual claims, lawsuits and other proceedings to which it is subject, or potential claims, lawsuits and other proceedings relating to matters of which it is aware, will ultimately have a material adverse effect on its financial condition, results of operations or liquidity. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation and disputes with insurance companies, it is possible that an adverse outcome or settlement in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in a particular quarterly or annual period.

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

Note 15 — Supplementary Information for Certain Balance Sheet Accounts

Additional details of specific balance sheet accounts are detailed below.

Deferred revenue and accrued expenses consist of the following:

	March 31, 2025	December 31, 2024
Accounts payable, accrued liabilities and deferred revenue	$1,007	$1,053
Accrued discretionary and incentive compensation	220	835
Accrued vacation	167	154
Accrued 401(k) contributions	21	63
Other employee-related liabilities	84	106
Total deferred revenue and accrued expenses	$1,499	$2,211

Other current liabilities consist of the following:

	March 31, 2025	December 31, 2024
Dividends payable	$112	$107
Income taxes payable	128	105
Interest payable	36	61
Deferred compensation plan liabilities	16	17
Contingent and deferred consideration on acquisitions	33	33
Accrued retirement benefits	28	28
Payroll and other benefits-related liabilities	305	166
Other taxes payable	99	98
Derivatives	2	5
Third-party commissions	121	97
Other current liabilities	43	48
Total other current liabilities	$923	$765

Provision for liabilities consists of the following:

	March 31, 2025	December 31, 2024
Claims, lawsuits and other proceedings	$297	$284
Other provisions	62	57
Total provision for liabilities	$359	$341

Note 16 — Other (Loss)/Income, Net

Other (loss)/income, net consists of the following:

	Three Months Ended March 31,
	2025	2024
Gain on disposal of operations	$14	$—
Net periodic pension and postretirement benefit credits (i)	(75)	22
Foreign exchange (loss)/gain (ii)	(4)	3
Other	1	1
Other (loss)/income, net	$(64)	$26

(i)
For the three months ended March 31, 2025, includes a pension settlement charge of $82 million. See Note 12 — Retirement Benefits.
(ii)
Includes the offsetting effects of the Company's foreign currency hedging program. See Note 9 — Derivative Financial Instruments.

Note 17 — Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of non-controlling interests, and net of tax are provided in the following table for the three months ended March 31, 2025 and 2024. This table excludes amounts attributable to non-controlling interests, which are not material for further disclosure.

	Foreign currency translation		Derivative instruments (i)		Defined pension and post-retirement benefit costs		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Balance at December 31, 2024 and 2023, respectively	$(1,020)	$(816)	$7	$11	$(2,145)	$(2,051)	$(3,158)	$(2,856)
Other comprehensive income/(loss) before reclassifications	109	(63)	3	—	92	—	204	(63)
Loss reclassified from accumulated other comprehensive loss (net of income tax benefit of $6 and $5, respectively)	—	—	—	—	19	14	19	14
Net current-period other comprehensive income/(loss)	109	(63)	3	—	111	14	223	(49)
Balance at March 31, 2025 and 2024, respectively	$(911)	$(879)	$10	$11	$(2,034)	$(2,037)	$(2,935)	$(2,905)

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

At March 31, 2025 and 2024, there were 0.7 million and 0.5 million restricted performance-based stock units outstanding, respectively, and 0.3 million and 0.4 million restricted time-based stock units outstanding, respectively. The Company had no time-based share options or performance-based share options outstanding at March 31, 2025 and 2024.

Basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2025	2024
Net income attributable to WTW	$235	$190

Basic average number of shares outstanding	100	103
Dilutive effect of potentially issuable shares	1	1
Diluted average number of shares outstanding	101	104

Basic earnings per share	$2.34	$1.84
Dilutive effect of potentially issuable shares	(0.01)	(0.01)
Diluted earnings per share	$2.33	$1.83

There were no anti-dilutive restricted stock units or anti-dilutive options for the three months ended March 31, 2025 and 2024.

Note 19 — Supplemental Disclosures of Cash Flow Information

Supplemental disclosures regarding cash flow information are as follows:

	Three months ended March 31,
	2025	2024
Supplemental disclosures of cash flow information:
Cash and cash equivalents	$1,507	$1,893
Fiduciary funds (included in fiduciary assets)	3,476	3,358
Total cash, cash equivalents and restricted cash	$4,983	$5,251

(Decrease)/increase in cash, cash equivalents and other restricted cash	$(411)	$487
Increase in fiduciary funds	316	1,019
Total	$(95)	$1,506

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

Within our insurance and brokerage business, due to the cyclical nature of the insurance market and the impact of other market conditions on insurance premiums, commission revenue may vary widely between accounting periods. A period of low or declining premium rates, generally known as a ‘soft’ or ‘softening’ market, generally leads to downward pressure on commission revenue and can have a material adverse impact on our revenue and operating margin. A ‘hard’ or ‘firming’ market, during which premium rates rise, generally has a favorable impact on our revenue and operating margin. Rates, however, vary by geography, industry and client segment. As a result, and due to the global and diverse nature of our business, we view rates in the aggregate. Overall, we are currently seeing a softening market.

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

Risks and Uncertainties of the Economic Environment

U.S. and global markets are continuing to experience uncertainty, volatility and disruption as a result of uncertain macroeconomic conditions including tariff actions and uncertainties relating to global trade, fluctuations in currency exchange rates, volatility in debt and equity markets, uncertainty around interest rates, softening consumer confidence and labor markets, recent government and policy changes in the U.S., and the ongoing Russia-Ukraine and Middle East conflicts, among other geopolitical tensions. Although the length and impact of these situations are highly unpredictable, the ongoing uncertainty and volatility of the global economy and capital markets, which has resulted in persistent inflation and fluctuating interest rates in many of the markets in which we operate, could accelerate recessionary pressures and continue to lead to further market disruptions. Further, in addition to the direct impact of the dynamic tariff environment on our business (which we do not expect to be significant, so long as retaliatory actions do not extend to services), other indirect impacts such as changes in consumer sentiment, trade relations, economic activity, willingness to do business with U.S.-listed firms, inflationary pressures and employee distraction, could negatively affect our business, operations and financial condition.

These general economic conditions, including inflation, stagflation, political volatility, costs of labor, cost of capital, interest rates, bank stability, credit availability and tax rates, affect not only the cost of and access to liquidity, but also our costs to run and invest in our business, including our operating and general and administrative expenses, and we have no control or limited ability to control such factors. These general economic conditions impact revenue from customers, as well as income from funds we hold on behalf of customers and pension-related income. While parts of our business could benefit from uncertainty or regulatory change, we may see increased caution in spending on services we provide that are more discretionary in nature or where there are alternatives, such as self-insurance. Other parts of our business, such as M&A-related services, may be adversely impacted when there is lower economic activity or transaction volumes.

If our costs grow significantly in excess of our ability to raise revenue, whether as a result of the foregoing global economic factors or otherwise, our margins and results of operations may be materially and adversely impacted and we may not be able to achieve our strategic and financial objectives.

See Part I, Item 1A ‘Risk Factors’ in our Annual Report on Form 10-K, filed with the SEC on February 25, 2025, for a discussion of risks that may affect, among other things, our growth relative to expectation and our ability to achieve our objectives.

Financial Statement Overview

The table below sets forth our summarized condensed consolidated statements of comprehensive income and data as a percentage of revenue for the periods indicated.

	Three Months Ended March 31,
	2025		2024
	($ in millions, except per share data)
Revenue	$2,223	100%	$2,341	100%
Costs of providing services
Salaries and benefits	1,324	60%	1,342	57%
Other operating expenses	365	16%	457	20%
Depreciation	54	2%	59	3%
Amortization	48	2%	60	3%
Restructuring costs	—	—%	18	1%
Transaction and transformation	—	—%	125	5%
Total costs of providing services	1,791		2,061
Income from operations	432	19%	280	12%
Interest expense	(65)	(3)%	(64)	(3)%
Other (loss)/income, net	(64)	(3)%	26	1%
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	303	14%	242	10%
Provision for income taxes	(65)	(3)%	(48)	(2)%
Interest in earnings of associates, net of tax	1	—%	—	—%
Income attributable to non-controlling interests	(4)	—%	(4)	—%
NET INCOME ATTRIBUTABLE TO WTW	$235	11%	$190	8%
Diluted earnings per share	$2.33		$1.83

Consolidated Revenue

Revenue for the three months ended March 31, 2025 was $2.2 billion, compared to $2.3 billion for the three months ended March 31, 2024, a decrease of $118 million, or 5%, on an as-reported basis. Adjusting for the impacts of foreign currency and acquisitions and disposals, our organic revenue growth was 5% for the three months ended March 31, 2025. The decrease in as-reported revenue was due primarily to the sale of our TRANZACT business on December 31, 2024. The increase in organic revenue was driven by strong performances in both segments. For additional information, please see the section entitled ‘Segment Revenue and Segment Operating Income’ elsewhere within this Item 2 of this Quarterly Report on Form 10-Q.

Our revenue can be materially impacted by changes in currency conversions, which can fluctuate significantly over the course of a calendar year. For the three months ended March 31, 2025, currency translation decreased our consolidated revenue by $36 million. The primary currency driving this change was the Euro.

The following table details our top five markets based on the percentage of consolidated revenue (in U.S. dollars) from the countries where work was performed for the three months ended March 31, 2025. These figures do not represent the currency of the related revenue, which is presented in the next table.

Geographic Region	% of Revenue
United States	42%
United Kingdom	20%
France	7%
Germany	4%
Canada	3%

The table below details the approximate percentage of our revenue and expenses by transactional currency for the three months ended March 31, 2025.

Transactional Currency	Revenue	Expenses (i)
U.S. dollars	49%	48%
Pounds sterling	13%	19%
Euro	21%	15%
Other currencies	17%	18%

(i)
These percentages exclude certain expenses for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. These items include amortization of intangible assets.

The following table sets forth the total revenue for the three months ended March 31, 2025 and 2024, and the components of the change in total revenue for the three months ended March 31, 2025, as compared to the prior-year period. The components of the revenue change may not add due to rounding.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Three Months Ended March 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2025	2024	Change	Impact	Change	Divestitures	Change (i)
	($ in millions)
Revenue	$2,223	$2,341	(5)%	(1)%	(4)%	(8)%	5%

(i)
Interest income did not contribute to organic change for the three months ended March 31, 2025.

Definitions of Constant Currency Change and Organic Change are included under the section entitled ‘Non-GAAP Financial Measures’ elsewhere within Item 2 of this Form 10-Q.

Segment Revenue and Segment Operating Income

The segment descriptions below should be read in conjunction with the full descriptions of our businesses contained in Part I, Item 1. ‘Business’, within our Annual Report on Form 10-K, filed with the SEC on February 25, 2025.

Segment revenue excludes amounts that were directly incurred on behalf of our clients and reimbursed by them (reimbursed expenses); however, these amounts are included in consolidated revenue, as required by applicable accounting standards and SEC rules. Segment operating income excludes certain costs, including (i) amortization of intangibles; (ii) restructuring costs; and (iii) certain transaction and transformation expenses, and includes certain expense amounts which may be determined on both a direct and allocated basis. See Note 5 – Segment Information within Part I, Item 1 ‘Financial Statements’ of this Quarterly Report on Form 10-Q for more information about how our segment revenue and segment operating income are calculated and for a reconciliation to our GAAP results.

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

The following table sets forth HWC revenue for the three months ended March 31, 2025 and 2024, and the components of the change in revenue for the three months ended March 31, 2025 from the three months ended March 31, 2024.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Three Months Ended March 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2025	2024	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue excluding interest income	$1,158	$1,327	(13)%	(1)%	(12)%	(14)%	3%
Interest income	7	9
Total segment revenue	$1,165	$1,336	(13)%	(1)%	(12)%	(14)%	3%

Segment operating income	$311	$336

HWC segment revenue for the three months ended March 31, 2025 and 2024 was $1.2 billion and $1.3 billion, respectively. Health delivered organic revenue growth in all regions driven by solid client retention, new business and geographic expansion. Wealth generated organic revenue growth from higher levels of Retirement work in Europe and International, alongside growth in our Investments business due to the success of our LifeSight solution and capital market improvements. Career had modest revenue growth as increased advisory work was tempered by some postponements amid economic uncertainty. Benefits Delivery & Outsourcing revenue grew primarily from increased project and core administration work.

HWC segment operating income for the three months ended March 31, 2025 and 2024 was $311 million and $336 million, respectively. HWC segment operating income decreased due to the sale of TRANZACT. Excluding the impact of this sale, operating income improved primarily from transformation savings.

Risk & Broking

The Risk & Broking (‘R&B’) segment provides a broad range of risk advice, insurance brokerage and consulting services to clients worldwide ranging from small businesses to multinational corporations. The segment comprises two primary businesses - Corporate Risk & Broking and Insurance Consulting and Technology.

The following table sets forth R&B revenue for the three months ended March 31, 2025 and 2024, and the components of the change in revenue for the three months ended March 31, 2025 from the three months ended March 31, 2024.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Three Months Ended March 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2025	2024	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue excluding interest income	$1,005	$950	6%	(2)%	8%	—%	8%
Interest income	22	28
Total segment revenue	$1,027	$978	5%	(2)%	7%	—%	7%

Segment operating income	$226	$203

R&B segment revenue for the three months ended March 31, 2025 and 2024 was $1.0 billion and $978 million, respectively. Corporate Risk & Broking had organic revenue growth driven by higher levels of new business activity and strong client retention globally. Insurance Consulting and Technology had organic revenue growth for the quarter driven by the Consulting and Technology practices.

R&B segment operating income for the three months ended March 31, 2025 and 2024 was $226 million and $203 million, respectively. R&B segment operating income increased due primarily to operating leverage driven by strong organic revenue growth and transformation savings which were partially offset by headwinds from decreased interest income and foreign currency fluctuations.

Costs of Providing Services

Total costs of providing services for the three months ended March 31, 2025 were $1.8 billion, compared to $2.1 billion for the three months ended March 31, 2024, a decrease of $270 million, or 13%. See the following discussion for further details.

Salaries and Benefits

Salaries and benefits for both the three months ended March 31, 2025 and 2024 were $1.3 billion, a decrease of $18 million. The decrease in the current year is primarily due to lower incentive and benefit costs for the period, partially offset by higher share-based compensation costs in the current-year period.

Salaries and benefits, as a percentage of revenue, represented 60% and 57% for the three months ended March 31, 2025 and 2024, respectively.

Other Operating Expenses

Other operating expenses for the three months ended March 31, 2025 were $365 million, compared to $457 million for the three months ended March 31, 2024, a decrease of $92 million. The decrease was primarily due to lower marketing expenses attributable to the sale of our TRANZACT business on December 31, 2024, and decreased local office expenses, partially offset by higher non-income-related tax expense for the current year as compared to the prior year.

Depreciation

Depreciation for the three months ended March 31, 2025 was $54 million, compared to $59 million for the three months ended March 31, 2024, a decrease of $5 million, or 8%. The year-over-year decrease was primarily due to a lower depreciable base of assets resulting from disposals associated with the Company’s Transformation program that concluded in the fourth quarter of 2024 and a lower dollar value of assets placed in service during the past few years.

Amortization

Amortization for the three months ended March 31, 2025 was $48 million, compared to $60 million for the three months ended March 31, 2024, a decrease of $12 million, or 20%. Our intangible amortization is generally more heavily weighted to the initial years of the useful lives of the related intangibles, and therefore amortization related to intangible assets has decreased and will continue to decrease over time.

Restructuring Costs

Restructuring costs for the three months ended March 31, 2024 were $18 million and primarily related to the real estate rationalization component of our now-completed Transformation program.

Transaction and Transformation

Transaction and transformation costs for the three months ended March 31, 2024 were $125 million and primarily included consulting and compensation costs related to our now-completed Transformation program.

Income from Operations

Income from operations for the three months ended March 31, 2025 was $432 million, compared to $280 million for the three months ended March 31, 2024, an increase of $152 million. This increase resulted primarily from lower transformation and transaction costs, and lower restructuring costs due to the completion of our Transformation program during the fourth quarter of 2024, and lower marketing expenses and decreased local office expenses in the current year, partially offset by lower revenue due to the prior-year sale of our TRANZACT business.

Interest Expense

Interest expense for the three months ended March 31, 2025 was $65 million, compared to $64 million for the three months ended March 31, 2024, an increase of $1 million, or 2%. This increase was primarily due to the higher interest rate-bearing senior notes issued by the Company during the last two years.

Other (Loss)/Income, Net

Other (loss)/income, net for the three months ended March 31, 2025 was a loss of $64 million, compared to income of $26 million for the three months ended March 31, 2024, a decrease of $90 million. The decrease was due primarily to lower pension income, which was attributable to a significant pension settlement in the current year, partially offset by a gain on disposal pertaining to favorable cost adjustments associated with the prior-year sale of our TRANZACT business.

Provision for Income Taxes

Provision for income taxes for the three months ended March 31, 2025 was $65 million, compared to $48 million for the three months ended March 31, 2024, an increase of $17 million. The effective tax rate was 21.5% for the three months ended March 31, 2025, and 19.9% for the three months ended March 31, 2024. These effective tax rates are calculated using extended values from our condensed consolidated statements of comprehensive income and are therefore more precise tax rates than can be calculated from rounded values. The current-year quarter’s effective tax rate is higher primarily due to a change in the distribution of geographical income as well as net unfavorable discrete tax items.

Net Income Attributable to WTW

Net income attributable to WTW for the three months ended March 31, 2025 was $235 million, compared to $190 million for the three months ended March 31, 2024, an increase of $45 million, or 24%. This increase resulted primarily from lower transformation and transaction costs, and lower restructuring costs due to the completion of our Transformation program during the fourth quarter of 2024, and lower marketing expenses and decreased local office expenses in the current year, partially offset by lower revenue due to the sale of our TRANZACT business on December 31, 2024, and lower pension income, which was attributable to a significant pension settlement in the current year.

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

Based on our current balance sheet and cash flows, current market conditions and information available to us at this time, we believe that WTW has access to sufficient liquidity to meet our cash needs for the next twelve months. Including our cash generated from operations, our liquidity also includes all of the borrowing capacity available to draw against our $1.5 billion revolving credit facility and the $750 million earnout related to the 2021 divestiture of Willis Re, which was received in April 2025. The use of these funds includes investments in the business for growth, scheduled debt repayments, share repurchases, dividend payments and general corporate purposes. Additionally, under our minority ownership interest in a joint venture with Bain Capital, in connection with which we re-entered the reinsurance broking space during the fourth quarter of 2024, we have an option to acquire a controlling interest in the joint venture in the future. Given the initial funding needs of a start-up venture, we expect to make certain capital contributions from time to time resulting in a headwind for earnings until such time as the joint venture generates sufficient revenue to be profitable.

During the first quarter of 2025, we repurchased $200 million of our outstanding shares and have authorization to repurchase an additional $1.2 billion under our share repurchase program (as further described below under ‘Share Repurchase Program’). We consider many factors, including market and economic conditions, applicable legal requirements and other business considerations, when considering whether to repurchase shares. Our Share Repurchase Program has no termination date and may be suspended or discontinued at any time.

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

We continue to have certain subsidiaries whose earnings have not been deemed permanently reinvested and for which we have been accruing estimates of the tax effects of such repatriation. Excluding these certain subsidiaries, we continue to assert that the historical cumulative earnings for the remainder of our subsidiaries have been reinvested indefinitely and therefore do not provide deferred taxes on these amounts. If future events, including material changes in estimates of cash, working capital, long-term investment requirements or additional legislation, necessitate that these earnings be distributed, an additional provision for income and foreign withholding taxes, net of credits, may be necessary. Other potential sources of cash may be through the settlement of intercompany loans or return of capital distributions in a tax-efficient manner.

Cash and Cash Equivalents

Our cash and cash equivalents at March 31, 2025 totaled $1.5 billion, compared to $1.9 billion at December 31, 2024. While cash from operations decreased as bonus and incentive payments more than offset collections from receivables, the decrease in cash from December 31, 2024 to March 31, 2025 was due primarily to $200 million of share repurchases, $88 million of dividend payments and $51 million of capital expenditures and capitalized software additions.

Additionally, we had all of the borrowing capacity available to draw against our $1.5 billion revolving credit facility at both March 31, 2025 and December 31, 2024.

Included within cash and cash equivalents at March 31, 2025 and December 31, 2024 are amounts held for regulatory capital adequacy requirements, including $103 million and $104 million, respectively, within our regulated U.K. entities.

Summarized Condensed Consolidated Cash Flows

The following table presents the summarized condensed consolidated cash flow information for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Net cash (used in)/from:
Operating activities	$(35)	$24
Investing activities	(84)	(74)
Financing activities	24	1,556
(DECREASE)/INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH (i)	(95)	1,506
Effect of exchange rate changes on cash, cash equivalents and restricted cash	80	(47)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD (i)	4,998	3,792
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (i)	$4,983	$5,251

(i)
The amounts of cash, cash equivalents and restricted cash, their respective classification on the condensed consolidated balance sheets, as well as their respective portions of the increase or decrease in cash, cash equivalents and restricted cash for each of the periods presented, have been included in Note 19 — Supplemental Disclosures of Cash Flow Information within Part I, Item 1 ‘Financial Statements’ within this Quarterly Report on Form 10-Q.

Cash Flows (Used In)/From Operating Activities

Cash flows used in operating activities were $35 million for the three months ended March 31, 2025, compared to cash flows from operating activities of $24 million for the three months ended March 31, 2024. The $35 million of net cash used in operating activities for the three months ended March 31, 2025 included net income of $239 million and $238 million of favorable non-cash adjustments, partially offset by unfavorable changes in operating assets and liabilities of $512 million. This decrease in cash flows from operations as compared to the prior year was primarily driven by the absence of cash collections related to TRANZACT, which the Company sold on December 31, 2024, and increased compensation payments in the current-year quarter as compared to the prior-year quarter.

The $24 million of net cash from operating activities for the three months ended March 31, 2024 included net income of $194 million and $183 million of favorable non-cash adjustments, partially offset by unfavorable changes in operating assets and liabilities of $353 million.

Cash Flows Used In Investing Activities

Cash flows used in investing activities for the three months ended March 31, 2025 were $84 million as compared $74 million for the three months ended March 31, 2024. The cash flows used in investing activities in the current year consisted primarily of capital expenditures, including software additions, and purchases of investments. The cash flows used in investing activities in the prior year consisted primarily of capital expenditures, including software additions.

Cash Flows From Financing Activities

Cash flows from financing activities for the three months ended March 31, 2025 were $24 million. The significant financing activities included net proceeds from fiduciary funds held for clients of $315 million, partially offset by share repurchases of $200 million and dividend payments of $88 million.

Cash flows from financing activities for the three months ended March 31, 2024 were $1.6 billion. The significant financing activities included net proceeds from fiduciary funds held for clients of $1.0 billion and $739 million of net proceeds from the issuance of debt, partially offset by share repurchases of $101 million and dividend payments of $86 million.

Indebtedness

Total debt, total equity, and the capitalization ratios at March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
	($ in millions)
Long-term debt	$4,761	$5,309
Current debt	549	—
Total debt	$5,310	$5,309

Total WTW shareholders’ equity	$8,133	$7,940

Capitalization ratio	39.5%	40.1%

At March 31, 2025, our mandatory debt repayments over the next twelve months include $550 million outstanding on our 4.400% senior notes, which will mature during the first quarter of 2026. For more information regarding our current and long-term debt, please see ‘Supplemental Guarantor Financial Information’ elsewhere within this Item 2 of this Quarterly Report on Form 10-Q.

At March 31, 2025 and December 31, 2024, we were in compliance with all financial covenants.

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

At March 31, 2025 and December 31, 2024, we had fiduciary funds of $3.8 billion and $3.4 billion, respectively.

Share Repurchase Program

The Company is authorized to repurchase shares, by way of redemption or otherwise, and will consider whether to do so from time to time, based on many factors, including market conditions. There are no expiration dates for our repurchase plans or programs.

On November 20, 2024, the board of directors approved a $1.0 billion increase to the existing share repurchase program. This increase brought the total approved authorization, since the announcement of the program on April 20, 2016, to $10.2 billion.

At March 31, 2025, approximately $1.2 billion remained on the current repurchase authority. The maximum number of shares that could be repurchased based on the closing price of our ordinary shares on March 31, 2025 of $337.95 was 3,674,368.

During the three months ended March 31, 2025, the Company had the following share repurchase activity:

Three Months Ended March 31, 2025
Shares repurchased	607,221
Average price per share	$329.37
Aggregate repurchase cost (excluding broker costs)	$200 million

Capital Commitments

The Company’s capital expenditures for fixed assets, capitalized software and software for internal use were $51 million during the three months ended March 31, 2025. The Company estimates that there will be additional such expenditures in the range of $175 million - $200 million during the remainder of 2025. We currently expect cash from operations to adequately provide for these cash needs. There have been no material changes to our capital commitments since December 31, 2024.

Dividends

Total cash dividends of $88 million were paid during the three months ended March 31, 2025. In February 2025, the board of directors approved a quarterly cash dividend of $0.92 per share ($3.68 per share annualized rate), which was paid on April 15, 2025 to shareholders of record as of March 31, 2025.

Supplemental Guarantor Financial Information

As of March 31, 2025, WTW has issued the following debt securities (the ‘notes’):

a)
Willis North America Inc. (‘Willis North America’) has approximately $4.5 billion senior notes outstanding, of which $1.0 billion were issued on September 10, 2018, $1.0 billion were issued on September 10, 2019, $275 million were issued on May 29, 2020, $750 million were issued on May 19, 2022, $750 million were issued on May 17, 2023 and $750 million were issued on March 5, 2024; and
b)
Trinity Acquisition plc has approximately $825 million senior notes outstanding, of which $275 million were issued on August 15, 2013 and $550 million were issued on March 22, 2016, and a $1.5 billion revolving credit facility, on which no balance was outstanding at March 31, 2025.

The following table presents a summary of the entities that issue each note and those wholly-owned subsidiaries of the Company that guarantee each respective note on a joint and several basis as of March 31, 2025. These subsidiaries are all consolidated by Willis Towers Watson plc (the ‘parent company’) and together with the parent company comprise the ‘Obligor group’. On December 16, 2024, TA I Limited, Willis Towers Watson UK Holdings Limited and Willis Netherlands Holdings B.V. ceased to be guarantors of our notes and are no longer part of the Obligor group, following the transfer of their respective properties and assets to other existing guarantors within the Obligor group. Further, Willis Towers Watson UK Holdings Limited was released from its guarantees under our credit agreement. TA I Limited and Willis Netherlands Holdings B.V. will be released from their guarantees under our credit agreement when they are fully liquidated.

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

Each member of the Obligor group has only a stockholder’s claim on the assets of the non-guarantor subsidiaries. This stockholder’s claim is junior to the claims that creditors have against those non-guarantor subsidiaries. Holders of the notes will only be creditors of the Obligor group and not creditors of the non-guarantor subsidiaries. As a result, all of the existing and future liabilities of the non-guarantor subsidiaries, including any claims of trade creditors and preferred stockholders, will be structurally senior to the notes. As of and for the periods ended March 31, 2025 and December 31, 2024, the non-guarantor subsidiaries represented substantially all of the total assets and accounted for substantially all of the total revenue of the Company prior to consolidating adjustments. The non-guarantor subsidiaries have other liabilities, including contingent liabilities that may be significant. Each indenture does not contain any limitations on the amount of additional debt that the Obligor group and the non-guarantor subsidiaries may incur. The amounts of this debt could be substantial, and this debt may be debt of the non-guarantor subsidiaries, in which case this debt would be effectively senior in right of payment to the notes.

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

Intercompany balances and transactions between members of the Obligor group have been eliminated. All intercompany balances and transactions between the Obligor group and the non-guarantor subsidiaries have been presented in the disclosures below on a net presentation basis, rather than a gross basis, as this better reflects the nature of the intercompany positions and presents the funding or funded position that is to be received or owed. The intercompany balances and transactions between the Obligor group and non-guarantor subsidiaries, presented below, relate to a number of items including loan funding for acquisitions and other purposes, transfers of surplus cash between subsidiary companies, funding provided for working capital purposes, settlement of expense accounts, transactions related to share-based payment arrangements and share issuances, intercompany royalty and related arrangements, intercompany dividends and intercompany interest. At March 31, 2025 and December 31, 2024, the intercompany balances of the Obligor group with non-guarantor subsidiaries were net receivables of $1.0 billion at both periods and net payables of $15.4 billion and $15.1 billion, respectively.

No balances or transactions of non-guarantor subsidiaries are presented in the disclosures other than the intercompany items noted above.

Presented below is certain summarized financial information for the Obligor group.

`	As of March 31, 2025	As of December 31, 2024
	(in millions)
Total current assets	$149	$290
Total non-current assets	1,078	1,050
Total current liabilities	7,059	6,254
Total non-current liabilities	13,932	14,442

Three months ended March 31, 2025
(in millions)
Revenue	$344
Income from operations	287
Income from operations before income taxes (i)	18
Net income	78
Net income attributable to WTW	78

(i)
Includes intercompany expense, net of the Obligor group from non-guarantor subsidiaries of $137 million for the three months ended March 31, 2025.

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
•
Net periodic pension and postretirement benefits – Adjustment to remove the recognition of net periodic pension and postretirement benefits (including pension settlements), other than service costs. We have included this adjustment as applicable in our prior-period disclosures in order to conform to the current-period presentation.

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

The constant currency and organic change results, and a reconciliation from the reported results for consolidated revenue are included in the ‘Consolidated Revenue’ section within this Form 10-Q. These measures are also reported by segment in the ‘Segment Revenue and Segment Operating Income’ section within this Form 10-Q.

A reconciliation of the as-reported change to the constant currency and organic changes for the three months ended March 31, 2025 from the three months ended March 31, 2024 is as follows. The components of revenue change may not add due to rounding.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Three Months Ended March 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2025	2024	Change	Impact	Change	Divestitures	Change (i)
	($ in millions)
Revenue	$2,223	$2,341	(5)%	(1)%	(4)%	(8)%	5%

(i)
Interest income did not contribute to organic change for the three months ended March 31, 2025.

For the three months ended March 31, 2025, our as-reported revenue decreased by 5% and our organic revenue grew by 5%. The decrease in as-reported revenue was due primarily to the sale of our TRANZACT business on December 31, 2024. The increase in organic revenue was driven by strong performances in both segments. For additional information, please see the section entitled ‘Segment Revenue and Segment Operating Income’ elsewhere within Item 2 of this Quarterly Report on Form 10-Q.

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

Reconciliations of income from operations to adjusted operating income for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Income from operations	$432	$280
Adjusted for certain items:
Amortization	48	60
Restructuring costs	—	18
Transaction and transformation	—	125
Adjusted operating income	$480	$483

Income from operations margin	19.4%	12.0%
Adjusted operating income margin	21.6%	20.6%

Adjusted operating income decreased for the three months ended March 31, 2025 to $480 million, from $483 million for the three months ended March 31, 2024. This decrease resulted primarily from lower revenue due to the sale of our TRANZACT business on December 31, 2024, partially offset by lower marketing expenses and decreased local office expenses in the current year.

Adjusted EBITDA/Margin

We consider adjusted EBITDA/margin to be important financial measures, which are used internally to evaluate and assess our core operations, to benchmark our operating results against our competitors and to evaluate and measure our performance-based compensation plans.

Adjusted EBITDA is defined as net income adjusted for provision for income taxes, interest expense, depreciation and amortization, restructuring costs, transaction and transformation, gains and losses on disposals of operations, net periodic pension and postretirement benefits, and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results. Adjusted EBITDA margin is calculated by dividing adjusted EBITDA by revenue.

Reconciliations of net income to adjusted EBITDA for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
	2025	2024
	(in millions)
NET INCOME	$239	$194
Provision for income taxes	65	48
Interest expense	65	64
Depreciation	54	59
Amortization	48	60
Restructuring costs	—	18
Transaction and transformation	—	125
Net periodic pension and postretirement benefits	75	(22)
Gain on disposal of operations	(14)	—
Adjusted EBITDA	$532	$546

Net income margin	10.8%	8.3%
Adjusted EBITDA margin	23.9%	23.3%

Adjusted EBITDA for the three months ended March 31, 2025 was $532 million, compared to $546 million for the three months ended March 31, 2024. This decrease resulted primarily from lower revenue due to the sale of our TRANZACT business on December 31, 2024, partially offset by lower marketing expenses and decreased local office expenses in the current year.

Adjusted Net Income and Adjusted Diluted Earnings Per Share

Adjusted net income is defined as net income attributable to WTW adjusted for amortization, restructuring costs, transaction and transformation, gains and losses on disposals of operations, net periodic pension and postretirement benefits, and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results and the related tax effect of those adjustments and the tax effects of internal reorganizations. This measure is used solely for the purpose of calculating adjusted diluted earnings per share.

Adjusted diluted earnings per share is defined as adjusted net income divided by the weighted-average number of ordinary shares, diluted. Adjusted diluted earnings per share is used to internally evaluate and assess our core operations and to benchmark our operating results against our competitors.

Reconciliations of net income attributable to WTW to adjusted diluted earnings per share for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
	2025	2024
	($ in millions)
NET INCOME ATTRIBUTABLE TO WTW	$235	$190
Adjusted for certain items:
Amortization	48	60
Restructuring costs	—	18
Transaction and transformation	—	125
Net periodic pension and postretirement benefits	75	(22)
Gain on disposal of operations	(14)	—
Tax effect on certain items listed above (i)	(28)	(46)
Adjusted net income	$316	$325

Weighted-average ordinary shares — diluted	101	104

Diluted earnings per share	$2.33	$1.83
Adjusted for certain items (ii) :
Amortization	0.48	0.58
Restructuring costs	—	0.17
Transaction and transformation	—	1.21
Net periodic pension and postretirement benefits	0.74	(0.21)
Gain on disposal of operations	(0.14)	—
Tax effect on certain items listed above (i)	(0.28)	(0.44)
Adjusted diluted earnings per share	$3.13	$3.13

(i)
The tax effect was calculated using an effective tax rate for each item.
(ii)
Per share values and totals may differ due to rounding.

Our adjusted diluted earnings per share was comparable for the three months ended March 31, 2025 and 2024, primarily due to a lower weighted-average outstanding share count due to our share repurchase activity over the last year, and lower marketing expenses and decreased local office expenses in the current year, partially offset by lower revenue due to the sale of our TRANZACT business on December 31, 2024.

Adjusted Income Before Taxes and Adjusted Income Taxes/Tax Rate

Adjusted income before taxes is defined as income from operations before income taxes and interest in earnings of associates adjusted for amortization, restructuring costs, transaction and transformation, gains and losses on disposals of operations, net periodic pension and postretirement benefits, and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results. Adjusted income before taxes is used solely for the purpose of calculating the adjusted income tax rate.

Adjusted income taxes/tax rate is defined as the provision for income taxes adjusted for taxes on certain items of amortization, restructuring costs, transaction and transformation, gains and losses on disposals of operations, net periodic pension and postretirement benefits, the tax effects of significant adjustments and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results, divided by adjusted income before taxes. Adjusted income taxes is used solely for the purpose of calculating the adjusted income tax rate.

Management believes that the adjusted income tax rate presents a rate that is more closely aligned to the rate that we would incur if not for the reduction of pre-tax income for the adjusted items and the tax effects of significant adjustments, which are not core to our current and future operations.

Reconciliations of income from operations before income taxes and interest in earnings of associates to adjusted income before taxes and provision for income taxes to adjusted income taxes for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
	2025	2024
	($ in millions)
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	$303	$242
Adjusted for certain items:
Amortization	48	60
Restructuring costs	—	18
Transaction and transformation	—	125
Net periodic pension and postretirement benefits	75	(22)
Gain on disposal of operations	(14)	—
Adjusted income before taxes	$412	$423

Provision for income taxes	$65	$48
Tax effect on certain items listed above (i)	28	46
Adjusted income taxes	$93	$94

U.S. GAAP tax rate	21.5%	19.9%
Adjusted income tax rate	22.7%	22.3%

(i)
The tax effect was calculated using an effective tax rate for each item.

Our U.S. GAAP tax rates were 21.5% and 19.9% for the three months ended March 31, 2025 and 2024, respectively. The current-year quarter’s effective tax rate is higher primarily due to a change in the distribution of geographical income as well as net unfavorable discrete tax items.

Our adjusted income tax rates were 22.7% and 22.3% for the three months ended March 31, 2025 and 2024, respectively. The current-year quarter’s adjusted tax rate is higher primarily due to a change in the distribution of geographical income as well as net unfavorable discrete tax items.

Free Cash Flow

Free cash flow is defined as cash flows from operating activities less cash used to purchase fixed assets and software. Free cash flow is a liquidity measure and is not meant to represent residual cash flow available for discretionary expenditures.

As a result of our change in presentation, free cash flow for the prior period has been adjusted to conform to the current period, which includes the deduction of our capitalized software costs.

Management believes that free cash flow presents the core operating performance and cash generating capabilities of our business operations.

Reconciliations of cash flows from operating activities to free cash flow for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Cash flows (used in)/from operating activities	$(35)	$24
Less: Additions to fixed assets and software	(51)	(60)
Free cash flow	$(86)	$(36)

The decrease in free cash flow during the current-year period was primarily driven by the absence of cash collections related to TRANZACT, which the Company sold on December 31, 2024, and increased compensation payments in the current-year quarter as compared to the prior-year quarter.

Critical Accounting Estimates

There were no material changes from the Critical Accounting Estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 25, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have considered changes in our exposure to market risks during the three months ended March 31, 2025 and have determined that there have been no material changes to our exposure to market risks from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 25, 2025. However, we have provided the following information to supplement or update our disclosures on our Form 10-K.

The Company has a global investment policy which is designed to ensure that we maintain diversification of our cash investments throughout the world in order to minimize the risk of loss due to a counterparty failure.

Interest Income on Fiduciary Funds

As described in our Annual Report on Form 10-K, we are exposed to interest rate risk. Specifically, as a result of our operating activities, we receive cash for premiums and claims which we deposit in high-quality bank term deposit and money market funds, on which we earn interest, where permitted. We also hold funds for clients of our benefits accounts businesses. For the benefit funds not invested, cash and cash equivalents are held, on which we earn interest, until the funds are directed by plan participants to either be invested in mutual funds or paid out on their behalf. This interest earned is included in our condensed consolidated financial statements as interest income. These funds are regulated in terms of access and the instruments in which they may be invested, most of which are short-term in maturity. Short-term rates in major currencies began to decrease over the second half of 2024 from end-of-2023 levels. This followed some steep central bank rate increases in 2023. Our increased interest income in 2024 reflected a combination of relatively high-average interest rates over the course of 2024 and some increases in our invested cash balances. Through the first quarter of 2025, although at levels below the same period in 2024, short-term rates have remained largely stable. Significant economic uncertainty prevails at this time, and the timing and magnitude of future central bank rate changes are uncertain. As to be expected, interest income in the future will be a function of the short-term rates we are able to obtain by currency and the cash balances available to invest. Interest income was $39 million and $43 million for the three months ended March 31, 2025 and 2024, respectively. At March 31, 2025, we held $2.9 billion of fiduciary funds invested in interest-bearing accounts. If short-term interest rates increased or decreased by 25 basis points, interest earned on these invested fiduciary funds, and therefore our interest income recognized, would increase or decrease by approximately $7 million on an annualized basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (‘CEO’) and the Chief Financial Officer (‘CFO’), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘Exchange Act’). Based upon that evaluation, our management, including the CEO and CFO, concluded that the our disclosure controls and procedures are effective in providing reasonable assurance that the information required to be included in the periodic reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including the CEO and the CFO, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1 regarding our legal proceedings is incorporated by reference herein from Part I, Item 1 Note 14 — Commitments and Contingencies - Legal Proceedings of the notes to the condensed consolidated financial statements in this Form 10-Q for the quarter ended March 31, 2025.

ITEM 1A. RISK FACTORS

There are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K, filed with the SEC on February 25, 2025. We urge you to read the risk factors contained therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2025, no shares were issued by the Company without registration under the Securities Act of 1933, as amended.

(c) Issuer Purchases of Equity Securities

The Company is authorized to repurchase shares, by way of redemption or otherwise, and will consider whether to do so from time to time, based on many factors, including market conditions. There are no expiration dates for these repurchase plans or programs.

On November 20, 2024, the board of directors approved a $1.0 billion increase to the existing share repurchase program. This increase brought the total approved authorization, since the announcement of the program on April 20, 2016, to $10.2 billion.

The following table presents specified information about the Company’s repurchases of its shares in the first quarter of 2025 and the Company’s remaining repurchase authority.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2025 through January 31, 2025	27,610	$317.23	27,610	4,253,979
February 1, 2025 through February 28, 2025	239,746	$325.92	239,746	4,014,233
March 1, 2025 through March 31, 2025	339,865	$332.79	339,865	3,674,368
	607,221	$329.37	607,221

At March 31, 2025 the maximum number of shares that may yet be purchased under the existing share repurchase plan is 3,674,368, with approximately $1.2 billion remaining on the current open-ended repurchase authority granted by the board. An estimate of the maximum number of shares under the existing authorities was determined using the closing price of our ordinary shares on March 31, 2025 of $337.95.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the quarter ended March 31, 2025, the following directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated ‘Rule 10b5-1 trading arrangements’ (as defined in Regulation S-K, Item 408) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act:

Director or Officer Name	Director or Officer Title	Plan Adopted, Modified, or Terminated	Securities Covered by Plan	Amount of Securities Eligible for Sale Under the Plan	Plan Termination Date*
Andrew Krasner	Chief Financial Officer	Adopted on March 3, 2025	Ordinary Shares	1,600	March 4, 2026
Carl Hess	Chief Executive Officer	Adopted on February 6, 2025	Ordinary Shares	10,000	July 31, 2025
Alexis Faber	Chief Operating Officer	Adopted on February 6, 2025	Ordinary Shares underlying vested Restricted Stock Units (‘RSUs’)	10% of those vested RSUs† granted by WTW on April 1, 2022, 2023, and 2024	December 31, 2025

* Subject to early termination for certain specified events set forth in the plan.

† Excluding any Ordinary Shares withheld by the Company to satisfy its income tax withholding obligations in connection with the net settlement of equity awards.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Schedule/ Form	Exhibit	Filing Date	Filed Herewith
10.1†	Willis Towers Watson Public Limited Company 2012 Equity Incentive Plan (as amended and restated February 25, 2025).				X
22.1	List of Issuers and Guarantor Subsidiaries.	10-K	22.1	February 25,2025
31.1	Certification of the Registrant’s Chief Executive Officer, Carl A. Hess, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.				X
31.2	Certification of the Registrant’s Chief Financial Officer, Andrew J. Krasner, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.				X
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

Willis Towers Watson Public Limited Company
(Registrant)

/s/ Carl A. Hess		April 24, 2025
Name:	Carl A. Hess	Date
Title:	Chief Executive Officer

/s/ Andrew J. Krasner		April 24, 2025
Name:	Andrew J. Krasner	Date
Title:	Chief Financial Officer

/s/ Joseph S. Kurpis		April 24, 2025
Name:	Joseph S. Kurpis	Date
Title:	Principal Accounting Officer and Controller