Form 10-Q
period 2025-06-30
WILLIS TOWERS WATSON PLC
filed 2025-08-01
CIK 1140536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 30, 2025, there were outstanding 97,547,991 ordinary shares, nominal value $0.000304635 per share, of the registrant.

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

INDEX TO FORM 10-Q

For the Three and Six Months Ended June 30, 2025

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

Disclaimer Regarding Forward-looking Statements

We have included in this document ‘forward-looking statements’ within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, that address activities, events or developments that we expect or anticipate may occur in the future, including such things as: our outlook; the potential impact of natural or man-made disasters like health pandemics and other world health crises; future capital expenditures; ongoing working capital efforts; future share repurchases; financial results (including our revenue, costs or margins) and the impact of changes to tax laws on our financial results; existing and evolving business strategies including those related to acquisitions and dispositions; demand for our services and competitive strengths; strategic goals; the benefits of new initiatives; growth of our business and operations; the sustained health of our product, service, transaction, client, and talent assessment and management pipelines; our ability to successfully manage ongoing leadership, organizational and technology changes, including investments in improving systems and processes; our ability to implement and realize anticipated benefits of any cost-savings initiatives generated from our completed multi-year operational transformation program or other expense savings initiatives; our recognition of future impairment charges; and plans and references to future performance, including our future financial and operating results, short-term and long-term financial goals, plans, objectives, expectations and intentions, including with respect to free cash flow generation, adjusted net revenue, adjusted operating margin and adjusted earnings per share, are all forward-looking statements. Also, when we use words such as ‘may’, ‘will’, ‘would’, ‘anticipate’, ‘believe’, ‘estimate’, ‘expect’, ‘intend’, ‘plan’, ‘continues’, ‘seek’, ‘target’, ‘goal’, ‘focus’, ‘probably’, or similar expressions, we are making forward-looking statements. Such statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. All forward-looking disclosure is speculative by its nature.

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
•
our ability to achieve our short-term and long-term financial goals, including with respect to our cash flow generation, the timing with respect to such achievement and how such achievement may be impacted by any of the risks or uncertainties set forth herein or elsewhere;
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
•
the risks relating to the transitional arrangements in effect following our sale of TRANZACT;
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

•
our ability to effectively apply technology, data and analytics solutions, including through the use of artificial intelligence, for internal operations, maintaining industry standards, meeting client preferences and gaining competitive advantage, among other things;
•
the risk of increased liability or new legal claims arising from or relating to our operations, products and/or services, and expectations, intentions and outcomes relating to outstanding litigation;
•
the risk of substantial negative outcomes on existing or potential future litigation or investigation matters;
•
changes in the regulatory environment in which we operate, including, among other risks, the impacts of pending competition law and regulatory investigations;
•
compliance with extensive government regulation;
•
the risk of regulatory claims, government inquiries or investigations or the potential for regulatory action in various jurisdictions where we operate around the world;
•
our ability to integrate direct-to-consumer sales and marketing solutions with our existing offerings and solutions;
•
our ability to successfully manage organizational changes, including as a result of our recently-completed multi-year operational transformation program, investments in improving systems and processes or other initiatives, and in connection with our acquisition and divestiture activities;
•
disasters or business continuity problems;
•
the risks relating to the adverse impacts of natural or man-made disasters such as health pandemics and other world health crises on the demand for our products and services, our cash flows and our business operations;
•
our ability to increase free cash flow through enhanced billing, collection and other working capital efforts;
•
our ability to properly identify and manage conflicts of interest;
•
reputational damage, including from association with third parties;
•
reliance on third-party service providers and suppliers;
•
risks relating to changes in our management structures and in senior leadership;
•
our ability to hire key employees and maintain an appropriate number of employees;
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
•
risks relating to our capital structure, including indebtedness amounts, the limitations imposed by the covenants in the documents governing such indebtedness and the maintenance of the financial and disclosure controls and procedures of each;
•
our ability to obtain financing on favorable terms or at all;
•
adverse changes in our credit ratings;
•
the impact of recent or potential changes to applicable U.S. state, federal and/or foreign laws, rules and regulations, recent judicial decisions and case law developments, and any other relevant policy changes and legislative actions, including the ‘Act to provide for reconciliation pursuant to title II of H. Con. Res. 14’ (‘H.R. 1’) signed into law on July 4, 2025, on our business, operations or results;

•
the impact of recent or potential changes in state, federal, and/or foreign tax laws and regulations, including those that may impose additional excise taxes or impact our effective tax rate, including H.R. 1;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Statements of Comprehensive Income

(In millions of U.S. dollars, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$2,261	$2,265	$4,484	$4,606
Costs of providing services
Salaries and benefits	1,449	1,397	2,773	2,739
Other operating expenses	336	439	701	896
Depreciation	57	57	111	116
Amortization	49	60	97	120
Restructuring costs	—	3	—	21
Transaction and transformation	2	97	2	222
Total costs of providing services	1,893	2,053	3,684	4,114
Income from operations	368	212	800	492
Interest expense	(64)	(68)	(129)	(132)
Other income/(loss), net	9	23	(55)	49
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	313	167	616	409
Benefit from/(provision for) income taxes	21	(26)	(44)	(74)
INCOME FROM OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	334	141	572	335
Interests in earnings of associates, net of tax	(2)	1	(1)	1
NET INCOME	332	142	571	336
Income attributable to non-controlling interests	(1)	(1)	(5)	(5)
NET INCOME ATTRIBUTABLE TO WTW	$331	$141	$566	$331

EARNINGS PER SHARE
Basic earnings per share	$3.34	$1.37	$5.68	$3.22
Diluted earnings per share	$3.32	$1.36	$5.64	$3.20

Comprehensive income before non-controlling interests	$561	$126	$1,023	$271
Comprehensive income attributable to non-controlling interests	(1)	(1)	(5)	(5)
Comprehensive income attributable to WTW	$560	$125	$1,018	$266

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Balance Sheets

(In millions of U.S. dollars, except share data)

(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$1,963	$1,890
Fiduciary assets	10,720	9,504
Accounts receivable, net	2,364	2,494
Prepaid and other current assets	558	1,217
Total current assets	15,605	15,105
Fixed assets, net	696	661
Goodwill	8,938	8,799
Other intangible assets, net	1,232	1,295
Right-of-use assets	495	485
Pension benefits assets	578	530
Other non-current assets	934	806
Total non-current assets	12,873	12,576
TOTAL ASSETS	$28,478	$27,681
LIABILITIES AND EQUITY
Fiduciary liabilities	$10,720	$9,504
Deferred revenue and accrued expenses	1,726	2,211
Current debt	549	—
Current lease liabilities	124	118
Other current liabilities	752	765
Total current liabilities	13,871	12,598
Long-term debt	4,762	5,309
Liability for pension benefits	550	615
Provision for liabilities	369	341
Long-term lease liabilities	500	502
Other non-current liabilities	246	299
Total non-current liabilities	6,427	7,066
TOTAL LIABILITIES	20,298	19,664
COMMITMENTS AND CONTINGENCIES
EQUITY (i)
Additional paid-in capital	11,012	10,989
(Accumulated deficit)/retained earnings	(206)	109
Accumulated other comprehensive loss, net of tax	(2,706)	(3,158)
Total WTW shareholders’ equity	8,100	7,940
Non-controlling interests	80	77
Total equity	8,180	8,017
TOTAL LIABILITIES AND EQUITY	$28,478	$27,681

(i)
Equity includes (a) Ordinary shares $0.000304635 nominal value; Authorized 1,510,003,775; Issued 97,853,208 (2025) and 99,805,780 (2024); Outstanding 97,853,208 (2025) and 99,805,780 (2024) and (b) Preference shares, $0.000115 nominal value; Authorized 1,000,000,000 and Issued none in 2025 and 2024.

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Statements of Cash Flows

(In millions of U.S. dollars)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$571	$336
Adjustments to reconcile net income to total net cash from operating activities:
Depreciation	111	116
Amortization	97	120
Non-cash restructuring charges	—	12
Non-cash lease expense	47	49
Net periodic cost/(benefit) of defined benefit pension plans	94	(11)
Provision for doubtful receivables from clients	7	10
Benefit from deferred income taxes	(70)	(25)
Share-based compensation	68	54
Gain on disposal of operations	(14)	—
Non-cash foreign exchange loss/(gain)	30	(12)
Other, net	18	22
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable	225	118
Other assets	(99)	(161)
Other liabilities	(778)	(242)
Provisions	19	45
Net cash from operating activities	326	431
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software	(109)	(126)
Acquisitions of operations, net of cash acquired	(14)	(18)
Contributions to investments in associates	(8)	—
Net proceeds from sale of operations	836	—
Net purchases of held-to-maturity securities	(50)	—
Net purchases of available-for-sale securities	(43)	(14)
Net cash from/(used in) investing activities	612	(158)
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Senior notes issued	—	746
Debt issuance costs	—	(9)
Repayments of debt	(2)	(652)
Repurchase of shares	(700)	(301)
Net proceeds from fiduciary funds held for clients	141	783
Payments of deferred and contingent consideration related to acquisitions	(15)	—
Cash paid for employee taxes on withholding shares	(43)	(24)
Dividends paid	(179)	(176)
Acquisitions of and dividends paid to non-controlling interests	(2)	(3)
Net cash (used in)/from financing activities	(800)	364
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH (i)	138	637
Effect of exchange rate changes on cash, cash equivalents and restricted cash	207	(53)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD (i)	4,998	3,792
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (i)	$5,343	$4,376

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

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Statements of Changes in Equity

(In millions of U.S. dollars and number of shares in thousands)

(Unaudited)

	Six Months Ended June 30, 2025
	Shares outstanding	Additional paid-in capital	Retained earnings/ (accumulated deficit)	AOCL (i)	Total WTW shareholders’ equity	Non-controlling interests	Total equity
Balance as of December 31, 2024	99,806	$10,989	$109	$(3,158)	$7,940	$77	$8,017
Shares repurchased	(607)	—	(200)	—	(200)	—	(200)
Net income	—	—	235	—	235	4	239
Dividends declared ($0.92 per share)	—	—	(93)	—	(93)	—	(93)
Other comprehensive income	—	—	—	223	223	—	223
Issuance of shares under employee stock compensation plans	12	—	—	—	—	—	—
Share-based compensation and net settlements	—	33	—	—	33	—	33
Foreign currency translation	—	(5)	—	—	(5)	—	(5)
Balance as of March 31, 2025	99,211	$11,017	$51	$(2,935)	$8,133	$81	$8,214
Shares repurchased	(1,615)	—	(500)	—	(500)	—	(500)
Net income	—	—	331	—	331	1	332
Dividends declared ($0.92 per share)	—	—	(88)	—	(88)	—	(88)
Dividends attributable to non-controlling interests	—	—	—	—	—	(2)	(2)
Other comprehensive income	—	—	—	229	229	—	229
Issuance of shares under employee stock compensation plans	257	—	—	—	—	—	—
Share-based compensation and net settlements	—	5	—	—	5	—	5
Foreign currency translation	—	(10)	—	—	(10)	—	(10)
Balance as of June 30, 2025	97,853	$11,012	$(206)	$(2,706)	$8,100	$80	$8,180

(i)
Accumulated other comprehensive loss, net of tax (‘AOCL’).

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Statements of Changes in Equity

(In millions of U.S. dollars and number of shares in thousands)

(Unaudited)

	Six Months Ended June 30, 2024
	Shares outstanding	Additional paid-in capital	Retained earnings	AOCL (i)	Total WTW shareholders’ equity	Non-controlling interests	Total equity
Balance as of December 31, 2023	102,538	$10,910	$1,466	$(2,856)	$9,520	$73	$9,593
Shares repurchased	(374)	—	(101)	—	(101)	—	(101)
Net income	—	—	190	—	190	4	194
Dividends declared ($0.88 per share)	—	—	(91)	—	(91)	—	(91)
Dividends attributable to non-controlling interests	—	—	—	—	—	(1)	(1)
Other comprehensive loss	—	—	—	(49)	(49)	—	(49)
Issuance of shares under employee stock compensation plans	49	—	—	—	—	—	—
Share-based compensation and net settlements	—	16	—	—	16	—	16
Additional non-controlling interests (ii)	—	—	—	—	—	3	3
Foreign currency translation	—	4	—	—	4	—	4
Balance as of March 31, 2024	102,213	$10,930	$1,464	$(2,905)	$9,489	$79	$9,568
Shares repurchased	(775)	—	(200)	—	(200)	—	(200)
Net income	—	—	141	—	141	1	142
Dividends declared ($0.88 per share)	—	—	(90)	—	(90)	—	(90)
Dividends attributable to non-controlling interests	—	—	—	—	—	(2)	(2)
Other comprehensive loss	—	—	—	(16)	(16)	—	(16)
Issuance of shares under employee stock compensation plans	109	—	—	—	—	—	—
Share-based compensation and net settlements	—	12	—	—	12	—	12
Foreign currency translation	—	1	—	—	1	—	1
Balance as of June 30, 2024	101,547	$10,943	$1,315	$(2,921)	$9,337	$78	$9,415

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

The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results that can be expected for the entire year. The Company experiences seasonal fluctuations of its revenue. Revenue is typically higher during the Company’s first and fourth quarters due primarily to the timing of broking-related activities. The results reflect certain estimates and assumptions made by management, including those estimates used in calculating acquisition consideration and fair value of tangible and intangible assets and acquisition-related liabilities, professional liability claims, estimated bonuses, valuation of billed and unbilled receivables, and anticipated tax liabilities that affect the amounts reported in the condensed consolidated financial statements and related notes.

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

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expense, which is intended to provide transparency about the components of expenses included in the income statement. This ASU requires public companies to disclose additional information about certain expenses in the notes to the financial statements on a quarterly and annual basis, including purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion for each income statement line item that contains those expenses. The ASU requires a new tabular disclosure format that centralizes expense information and additional qualitative disclosure. The guidance does not change the existing income statement presentation. The annual requirements for this ASU become effective with the Company's Annual Report on Form 10-K for the year ended December 31, 2027, and for its interim periods beginning on January 1, 2028. Early adoption is permitted. The guidance is to be applied prospectively, with the option for retrospective application. The Company currently does not plan to early-adopt this ASU and is assessing the expected impact on its condensed consolidated financial statements.

Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information within the income tax rate reconciliation and income taxes paid disclosures. It also includes certain other amendments intended to improve the effectiveness of income tax disclosures. Specifically, this ASU requires a tabular income tax rate reconciliation using both percentages and amounts disaggregated into specific categories with certain reconciling items at or above 5% of the statutory tax, further disaggregated by its nature and/or jurisdiction. Additionally, income taxes paid will be required to be presented by federal, state, local and foreign jurisdictions, including amounts paid to individual jurisdictions representing 5% or more of the total income taxes paid. This ASU became effective for the Company on January 1, 2025, at which time it was adopted. The Company will include the required disclosures within its Annual Report on Form 10-K for the year ended December 31, 2025.

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

H.R. 1

On July 4, 2025, the ‘Act to provide for reconciliation pursuant to title II of H. Con. Res. 14’ (‘H.R. 1’) was enacted into law and generally becomes effective on January 1, 2026, with certain exceptions. H.R. 1 included numerous changes to existing tax law affecting businesses, including extending and modifying certain key provisions of the Tax Cuts and Jobs Act of 2017, both domestic and international, expanding certain Investment Retirement Account incentives while accelerating the phase-out of others. The Company will continue to evaluate the overall impact of H.R. 1 and related regulations on our operations and tax positions over the next twelve months and does not expect H.R. 1 to have a material impact on its financial results of operations.

Note 3 — Acquisitions and Divestitures

The Company completed acquisitions, including acquisitions of assets, and made contributions to interests in associates accounted for under the equity method of accounting, for combined cash payments of $22 million during the six months ended June 30, 2025. Additionally, the Company had disposal price and other adjustments to the prior-year sale of TRANZACT resulting in a gain of $14 million for the six months ended June 30, 2025.

Note 4 — Revenue

Disaggregation of Revenue

The Company reports revenue by segment in Note 5 — Segment Information. The following tables present revenue by service offering and segment, as well as reconciliations to total revenue for the three and six months ended June 30, 2025 and 2024. Along with reimbursable expenses and other, total revenue by service offering represents our revenue from customer contracts.

	Three Months Ended June 30,
	HWC		R&B		Corporate (i)		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Broking	$150	$279	$846	$778	$—	$—	$996	$1,057
Consulting	704	651	99	97	1	—	804	748
Outsourced administration	240	257	17	17	—	—	257	274
Other	78	64	57	56	—	—	135	120
Total revenue by service offering	1,172	1,251	1,019	948	1	—	2,192	2,199
Reimbursable expenses and other (i)	18	15	3	3	2	2	23	20
Total revenue from customer contracts	$1,190	$1,266	$1,022	$951	$3	$2	$2,215	$2,219
Interest and other income	8	9	28	31	10	6	46	46
Total revenue	$1,198	$1,275	$1,050	$982	$13	$8	$2,261	$2,265

	Six Months Ended June 30,
	HWC		R&B		Corporate (i)		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Broking	$296	$614	$1,636	$1,520	$—	$—	$1,932	$2,134
Consulting	1,383	1,313	218	201	1	1	1,602	1,515
Outsourced administration	508	523	38	47	—	—	546	570
Other	141	128	130	127	—	—	271	255
Total revenue by service offering	2,328	2,578	2,022	1,895	1	1	4,351	4,474
Reimbursable expenses and other (i)	35	32	6	6	3	2	44	40
Total revenue from customer contracts	$2,363	$2,610	$2,028	$1,901	$4	$3	$4,395	$4,514
Interest and other income	17	18	52	62	20	12	89	92
Total revenue	$2,380	$2,628	$2,080	$1,963	$24	$15	$4,484	$4,606

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

Interest and other income is included in segment revenue and total revenue, however it has been presented separately in the above tables because it does not arise directly from contracts with customers. The significant components of interest and other income are as follows for the periods presented above:

	Three Months Ended June 30,
	HWC		R&B		Corporate		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Book-of-business settlements	$—	$—	$3	$2	$—	$—	$3	$2
Interest income	7	9	23	29	10	6	40	44
Other income	1	—	2	—	—	—	3	—
Total interest and other income	$8	$9	$28	$31	$10	$6	$46	$46

	Six Months Ended June 30,
	HWC		R&B		Corporate		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Book-of-business settlements	$2	$—	$3	$4	$—	$—	$5	$4
Interest income	14	18	45	57	20	12	79	87
Other income	1	—	4	1	—	—	5	1
Total interest and other income	$17	$18	$52	$62	$20	$12	$89	$92

The following tables present revenue from service offerings by the geography where our work was performed for the three and six months ended June 30, 2025 and 2024. Reconciliations to total revenue on our condensed consolidated statements of comprehensive income and to segment revenue are shown in the tables above.

	Three Months Ended June 30,
	HWC		R&B		Corporate		Total
	2025	2024	2025	2024	2025	2024	2025	2024
North America	$665	$810	$401	$386	$1	$—	$1,067	$1,196
Europe	392	335	454	409	—	—	846	744
International	115	106	164	153	—	—	279	259
Total revenue by geography	$1,172	$1,251	$1,019	$948	$1	$—	$2,192	$2,199

	Six Months Ended June 30,
	HWC		R&B		Corporate		Total
	2025	2024	2025	2024	2025	2024	2025	2024
North America	$1,310	$1,650	$727	$692	$1	$—	$2,038	$2,342
Europe	783	707	992	920	—	1	1,775	1,628
International	235	221	303	283	—	—	538	504
Total revenue by geography	$2,328	$2,578	$2,022	$1,895	$1	$1	$4,351	$4,474

Contract Balances

The Company reports accounts receivable, net on the condensed consolidated balance sheets, which includes billed and unbilled receivables and current contract assets. In addition to accounts receivable, net, the Company had the following non-current contract assets and deferred revenue balances at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Billed receivables, net of allowance for doubtful accounts of $34 million and $36 million	$1,694	$1,604
Unbilled receivables	527	569
Current contract assets	143	321
Accounts receivable, net	$2,364	$2,494
Non-current accounts receivable, net	$27	$18
Deferred revenue	$765	$732

During the three and six months ended June 30, 2025, revenue of $116 million and $462 million, respectively, was recognized that was reflected as deferred revenue at December 31, 2024. During the three months ended June 30, 2025, revenue of $302 million was recognized that was reflected as deferred revenue at March 31, 2025.

During the three and six months ended June 30, 2025, the Company recognized revenue of less than $1 million related to performance obligations satisfied prior to 2025.

Performance Obligations

The Company has contracts for which performance obligations have not been satisfied as of June 30, 2025 or have been partially satisfied as of this date. The following table shows the expected timing for the satisfaction of the remaining performance obligations. This table does not include contract renewals or variable consideration, which was excluded from the transaction prices in accordance with the guidance on constraining estimates of variable consideration.

In addition, in accordance with ASC 606, Revenue From Contracts With Customers (‘ASC 606’), the Company has elected not to disclose the remaining performance obligations when one or both of the following circumstances apply:

•
Performance obligations which are part of a contract that has an original expected duration of less than one year, and
•
Performance obligations satisfied in accordance with ASC 606-10-55-18 (‘right to invoice’).

	Remainder of 2025	2026	2027 onward	Total
Revenue expected to be recognized on contracts as of June 30, 2025	$331	$583	$717	$1,631

Since most of the Company’s contracts are cancellable with less than one year’s notice and have no substantive penalty for cancellation, the majority of the Company’s remaining performance obligations as of June 30, 2025 have been excluded from the table above.

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

The following table presents segment revenue, segment expenses and segment operating income for our reportable segments for the three months ended June 30, 2025 and 2024.

	Three Months Ended June 30,
	HWC		R&B		Total
	2025	2024	2025	2024	2025	2024
Segment revenue excluding interest income	$1,173	$1,251	$1,024	$950	$2,197	$2,201
Interest income	7	9	23	29	30	38
Total segment revenue	1,180	1,260	1,047	979	2,227	2,239

Other segment expense	868	953	815	766	1,683	1,719
Depreciation	32	31	10	11	42	42
Total segment expense	900	984	825	777	1,725	1,761

Segment operating income	$280	$276	$222	$202	$502	$478

The following table presents segment revenue, segment expenses and segment operating income for our reportable segments for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,
	HWC		R&B		Total
	2025	2024	2025	2024	2025	2024
Segment revenue excluding interest income	$2,331	$2,578	$2,029	$1,900	$4,360	$4,478
Interest income	14	18	45	57	59	75
Total segment revenue	2,345	2,596	2,074	1,957	4,419	4,553

Other segment expense	1,691	1,922	1,606	1,529	3,297	3,451
Depreciation	63	62	20	23	83	85
Total segment expense	1,754	1,984	1,626	1,552	3,380	3,536

Segment operating income	$591	$612	$448	$405	$1,039	$1,017

The following table presents reconciliations of the information reported by segment to the Company’s condensed consolidated statements of comprehensive income amounts reported for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Total segment revenue	$2,227	$2,239	$4,419	$4,553
Reimbursable expenses and other	34	26	65	53
Revenue	$2,261	$2,265	$4,484	$4,606

Total segment operating income	$502	$478	$1,039	$1,017
Amortization	(49)	(60)	(97)	(120)
Restructuring costs (i)	—	(3)	—	(21)
Transaction and transformation (ii)	(2)	(97)	(2)	(222)
Unallocated, net (iii)	(83)	(106)	(140)	(162)
Income from operations	368	212	800	492
Interest expense	(64)	(68)	(129)	(132)
Other income/(loss), net	9	23	(55)	49
Income from operations before income taxes and interest in earnings of associates	$313	$167	$616	$409

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

Below are our revenue (on the basis of where the work was performed) and tangible long-lived assets for Ireland, our country of domicile, countries with significant concentrations and all other foreign countries as of and for the periods ended as indicated:

	Revenue				Long-Lived Assets (i)
	Three months ended June 30,		Six months ended June 30,		June 30,	December 31,
	2025	2024	2025	2024	2025	2024
Ireland	$37	$33	$72	$68	$8	$8

United States	1,046	1,138	1,978	2,239	290	307
United Kingdom	509	456	960	880	526	490
Rest of World	669	638	1,474	1,419	367	341
Total Foreign Countries	2,224	2,232	4,412	4,538	1,183	1,138
	$2,261	$2,265	$4,484	$4,606	$1,191	$1,146
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

Certain costs under the Transformation program were accounted for under ASC 420, Exit or Disposal Cost Obligation, and are included as restructuring costs in the condensed consolidated statements of comprehensive income. Restructuring costs were $3 million and $21 million for the three and six months ended June 30, 2024, respectively. Other costs incurred under the Transformation program are included in transaction and transformation and were $86 million and $205 million during the three and six months ended June 30, 2024, respectively.

A rollforward of the liability associated with cash-based charges related to restructuring costs associated with the Transformation program, including costs paid and payable following the Transformation program’s conclusion on December 31, 2024, is as follows:

	Real estate rationalization	Technology modernization	Process optimization	Other	Total
Balance at December 31, 2024	3	2	—	—	5
Cash payments	(3)	(2)	—	—	(5)
Balance at June 30, 2025	$—	$—	$—	$—	$—

Note 7 — Income Taxes

Benefit from income taxes for the three months ended June 30, 2025 was $21 million compared to a provision for income taxes of $26 million for the three months ended June 30, 2024. Provision for income taxes was $44 million and $74 million for the six months ended June 30, 2025 and 2024, respectively. The effective tax rates were (6.8)% and 7.1% for the three and six months ended June 30, 2025, respectively, and 15.6% and 18.1% for the three and six months ended June 30, 2024, respectively. These effective tax rates are calculated using extended values from our condensed consolidated statements of comprehensive income and are therefore more precise tax rates than can be calculated from rounded values. The current-year quarter’s effective tax rate is lower primarily due to favorable discrete tax items, which include an adjustment to the tax provision associated with the earnout received from the sale of our Willis Re business, changes in measurement for existing uncertain tax positions and an excess tax benefit on share-based compensation.

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

Note 8 — Goodwill and Other Intangible Assets

The components of goodwill are outlined below for the six months ended June 30, 2025:

	HWC	R&B	Total
Balance at December 31, 2024:
Goodwill, gross	$7,276	$2,796	$10,072
Accumulated impairment losses	(911)	(362)	(1,273)
Goodwill, net - December 31, 2024	6,365	2,434	8,799
Goodwill acquired	—	9	9
Foreign exchange	43	87	130
Balance at June 30, 2025:
Goodwill, gross	7,319	2,892	10,211
Accumulated impairment losses	(911)	(362)	(1,273)
Goodwill, net - June 30, 2025	$6,408	$2,530	$8,938

Other Intangible Assets

The following table reflects changes in the net carrying amounts of the components of finite-lived intangible assets for the six months ended June 30, 2025:

	Client relationships	Software	Trademark and trade name	Total
Balance at December 31, 2024:
Intangible assets, gross	$3,135	$730	$1,036	$4,901
Accumulated amortization	(2,497)	(727)	(382)	(3,606)
Intangible assets, net - December 31, 2024	638	3	654	1,295
Intangible assets acquired	10	—	—	10
Amortization	(75)	(1)	(21)	(97)
Foreign exchange	24	—	—	24
Balance at June 30, 2025:
Intangible assets, gross	3,246	752	1,041	5,039
Accumulated amortization	(2,649)	(750)	(408)	(3,807)
Intangible assets, net - June 30, 2025	$597	$2	$633	$1,232

The weighted-average remaining life of amortizable intangible assets at June 30, 2025 was 11.0 years.

The table below reflects the future estimated amortization expense for amortizable intangible assets for the remainder of 2025 and for subsequent years:

Amortization
Remainder of 2025	$93
2026	172
2027	155
2028	138
2029	116
Thereafter	558
Total	$1,232

Note 9 — Derivative Financial Instruments

We are exposed to certain foreign currency risks. Where possible, we identify exposures in our business that can be offset internally. Where no natural offset is identified, we may choose to enter into various derivative transactions. These instruments have the effect of reducing our exposure to unfavorable changes in foreign currency rates. The Company’s board of directors reviews and approves policies for managing this risk as summarized below. Additional information regarding our derivative financial instruments can be found in Note 11 — Fair Value Measurements and Investments and Note 17 — Accumulated Other Comprehensive Loss.

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

These derivatives were designated as hedging instruments and at June 30, 2025 and December 31, 2024 had total notional amounts of $151 million and $176 million, respectively, with a net fair value asset of $7 million and a net fair value liability of $2 million, respectively.

At June 30, 2025, the Company estimates, based on current exchange rates, there will be $4 million of net derivative gains on forward exchange rates reclassified from accumulated other comprehensive loss into earnings within the next twelve months as the forecast transactions affect earnings. At June 30, 2025, our longest outstanding maturity was 1.7 years.

The effects of the material derivative instruments that are designated as hedging instruments on the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2025 and 2024 are below. Amounts pertaining to the ineffective portion of hedging instruments and those excluded from effectiveness testing were immaterial for the three and six months ended June 30, 2025 and 2024.

	Gain recognized in OCI (effective element)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Forward exchange contracts	$7	$—	$10	$—

Location of (loss)/gain reclassified from Accumulated OCL into income (effective element)	(Loss)/gain reclassified from Accumulated OCL into income (effective element)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$(1)	$—	$—	$(1)
Salaries and benefits	2	1	1	2
Other income/(loss), net	1	—	1	—
	$2	$1	$2	$1

The Company engages in intercompany borrowing and lending between subsidiaries, primarily through its in-house banking operations which give rise to foreign exchange exposures. The Company mitigates these risks through the use of short-term foreign currency forward and swap transactions that offset the underlying exposure created when the borrower and lender have different functional currencies. These derivatives are not generally designated as hedging instruments, and at June 30, 2025 and December 31, 2024, we had notional amounts $879 million and $1.2 billion, respectively, with a net fair value asset of $2 million and a net fair value liability of $3 million, respectively. Such derivatives typically mature within three months.

The effects of derivatives that have not been designated as hedging instruments on the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2025 and 2024 are as follows (see Note 16 — Other Income/(Loss), Net for the net foreign currency impact on the Company’s condensed consolidated statements of comprehensive income which includes the results of the offset of underlying exposures):

		Gain/(loss) recognized in income
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments:	Location of gain/(loss) recognized in income	2025	2024	2025	2024
Forward exchange contracts	Other income/(loss), net	$9	$(9)	$11	$(8)

Note 10 — Debt

Current debt consists of the following:

	June 30, 2025	December 31, 2024
4.400% senior notes due 2026	$549	$—
	$549	$—

Long-term debt consists of the following:

	June 30, 2025	December 31, 2024
Revolving $1.5 billion credit facility	$—	$—
4.400% senior notes due 2026	—	549
4.650% senior notes due 2027	747	746
4.500% senior notes due 2028	598	598
2.950% senior notes due 2029	725	725
5.350% senior notes due 2033	743	742
6.125% senior notes due 2043	272	272
5.050% senior notes due 2048	396	396
3.875% senior notes due 2049	543	543
5.900% senior notes due 2054	738	738
	$4,762	$5,309

At June 30, 2025 and December 31, 2024, we were in compliance with all financial covenants.

Note 11 — Fair Value Measurements and Investments

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

The following tables present our assets and liabilities measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024:

		Fair Value Measurements on a Recurring Basis at June 30, 2025
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds/exchange traded funds (i)	Prepaid and other current assets and Other non-current assets	$141	$—	$—	$141
	Fiduciary assets	384	—	—	384
Commingled funds (i) (ii)	Prepaid and other current assets and Other non-current assets	—	—	—	29
Hedge funds (i) (iii)	Prepaid and other current assets and Other non-current assets	—	—	—	26
Derivatives:
Derivative financial instruments (iv)	Prepaid and other current assets and Other non-current assets	$—	$11	$—	$11
Liabilities:
Contingent consideration:
Contingent consideration (v) (vi)	Other current liabilities and Other non-current liabilities	$—	$—	$16	$16
Derivatives:
Derivative financial instruments (iv)	Other current liabilities and Other non-current liabilities	$—	$2	$—	$2

		Fair Value Measurements on a Recurring Basis at December 31, 2024
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds/exchange traded funds (i)	Prepaid and other current assets and Other non-current assets	$108	$—	$—	$108
	Fiduciary assets	337	—	—	337
Commingled funds (i) (ii)	Other non-current assets	—	—	—	18
Hedge funds (i) (iii)	Other non-current assets	—	—	—	17
Derivatives:
Derivative financial instruments (iv)	Prepaid and other current assets and Other non-current assets	$—	$1	$—	$1
Liabilities:
Contingent consideration:
Contingent consideration (v)	Other current liabilities and Other non-current liabilities	$—	$—	$39	$39
Derivatives:
Derivative financial instruments (iv)	Other current liabilities and Other non-current liabilities	$—	$6	$—	$6

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
(v)
Probability weightings are based on our knowledge of the past and planned performance of the acquired entity to which the contingent consideration applies. The fair value weighted-average discount rates used in our material contingent consideration calculations were 11.00% and 13.43% at June 30, 2025 and December 31, 2024, respectively. Using different probability weightings and discount rates could result in an increase or decrease of the contingent consideration payable.
(vi)
Consideration due to be paid across multiple years until 2029.

The following table summarizes the change in fair value of the Level 3 liabilities:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	June 30, 2025
Balance at December 31, 2024	$39
Obligations assumed	4
Payments	(30)
Realized and unrealized losses (i)	1
Foreign exchange	2
Balance at June 30, 2025	$16

(i)
Realized and unrealized losses include accretion and adjustments to contingent consideration liabilities, which are included within Interest expense and Other operating expenses, respectively, on the condensed consolidated statements of comprehensive income.

There were no significant transfers to or from Level 3 in the six months ended June 30, 2025

Held-to-Maturity Securities

During the three months ended June 30, 2025, the Company invested $50 million in debt securities, which it intends to hold to maturity. The following table summarizes the types of holdings and related values:

Held-to-Maturity Securities	Corporate securities
Amortized cost basis	$50
Allowance for credit losses	—
Net carrying amount	50
Gross unrealized gains	—
Gross unrealized losses	—
Aggregate fair value	$50

Non-recurring Fair Value Measurement

The Company has assets that may be required to be recorded at fair value on a non-recurring basis. These assets are evaluated when certain triggering events occur (including the planned disposal of a business or a decrease in estimated future cash flows) that indicate their carrying amounts may not be recoverable.

Fair Value Information about Financial Instruments Not Measured at Fair Value

The following tables present our assets and liabilities not measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Note receivable (i)	$—	$—	$74	$70
Held-to-maturity securities:
Due in one year or less	$3	$3	$—	$—
Due in one year through five years	$44	$44	$—	$—
Due in greater than five years	$3	$3	$—	$—
Liabilities:
Current debt	$549	$549	$—	$—
Long-term debt	$4,762	$4,588	$5,309	$5,052

(i)
The note receivable was settled with the Company on April 30, 2025.

The carrying value of our revolving credit facility approximates its fair value. The fair values above, which exclude accrued interest, are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instruments. The fair values of our held-to-maturity securities are considered Level 1 financial instruments because they are based on quoted market prices in active markets. The fair values of our respective senior notes and short-term note receivable are considered Level 2 financial instruments as they are corroborated by observable market data.

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

Components of Net Periodic Benefit (Income)/Cost for Defined Benefit Pension Plans

The following tables set forth the components of net periodic benefit (income)/cost for the Company’s defined benefit pension plans for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025			2024
	U.S.	U.K.	Other	U.S.	U.K.	Other
Service cost	$10	$2	$4	$10	$2	$4
Interest cost	32	31	7	49	29	6
Expected return on plan assets	(51)	(45)	(12)	(75)	(40)	(11)
Amortization of net loss	7	16	—	9	13	1
Amortization of prior service credit	—	(1)	—	—	(3)	—
Net periodic benefit cost/(income)	$(2)	$3	$(1)	$(7)	$1	—

	Six Months Ended June 30,
	2025			2024
	U.S.	U.K.	Other	U.S.	U.K.	Other
Service cost	$20	$3	$7	$21	$3	$8
Interest cost	68	60	13	98	57	13
Expected return on plan assets	(106)	(87)	(22)	(151)	(79)	(21)
Settlements	82	3	—	—	—	—
Amortization of net loss	16	31	—	18	27	1
Amortization of prior service credit	—	(2)	—	—	(6)	—
Net periodic benefit (income)/cost	$80	$8	$(2)	$(14)	$2	$1

Employer Contributions to Defined Benefit Pension Plans

The Company did not make any contributions to its U.S. plans during the six months ended June 30, 2025 and currently does not anticipate making contributions over the remainder of the fiscal year. The Company made contributions of $1 million to its U.K. plans for the six months ended June 30, 2025 and anticipates making additional contributions of $1 million for the remainder of the fiscal year. The Company made contributions of $6 million to its other plans for the six months ended June 30, 2025 and anticipates making additional contributions of $1 million for the remainder of the fiscal year.

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

Defined Contribution Plans

The Company had defined contribution plan expense of $41 million and $81 million during the three and six months ended June 30, 2025, respectively, and $42 million and $85 million during the three and six months ended June 30, 2024, respectively.

Note 13 — Leases

The following tables present lease costs recorded on our condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Finance lease cost:
Amortization of right-of-use assets	$1	$—	$1	$1
Operating lease cost	30	29	59	71
Variable lease cost	5	16	15	30
Sublease income	(7)	(5)	(13)	(10)
Total lease cost, net	$29	$40	$62	$92

The total lease cost is recognized in different locations in our condensed consolidated statements of comprehensive income. Amortization of the finance lease ROU assets is included in depreciation, while the interest cost component of these finance leases is included in interest expense. All other costs are included in other operating expenses, with the exception of $2 million and $17 million incurred during the three and six months ended June 30, 2024, respectively, that were included in restructuring costs (see Note 6 — Restructuring Costs) that primarily related to the acceleration of amortization of certain abandoned ROU assets and the payment of early termination fees.

Note 14 — Commitments and Contingencies

Indemnification Agreements

WTW has various agreements with third parties pursuant to which it may be obligated to indemnify the other party to the agreement with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business and in connection with the purchase and sale of certain businesses, including the completed sale of the TRANZACT business. It is not possible to predict the maximum potential amount of future payments that may become due under these indemnification agreements because of the conditional nature of the Company’s obligations, the limited history of prior indemnification claims, and the unique facts of each particular agreement and each indemnification provision therein (even where such indemnification provisions are subject to a maximum liability limit). As of June 30, 2025, we have not incurred a material loss with respect to the indemnification of such third parties. In addition, as of June 30, 2025, we do not believe that any potential liability that may arise from such indemnity obligations is probable or will be material.

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

Errors and omissions claims, lawsuits and other proceedings arising in the ordinary course of business are covered in part by professional indemnity or other appropriate insurance. The terms of this insurance vary by policy year. Regarding self-insured risks, the Company has established provisions which are believed to be adequate in light of current information and legal advice, or, in certain cases, where a range of loss exists, the Company accrues the minimum amount in the range if no amount within the range is a better estimate than any other amount. The Company adjusts such provisions from time to time according to developments. See Note 15 — Supplementary Information for Certain Balance Sheet Accounts for the amounts accrued at June 30, 2025 and December 31, 2024 in the condensed consolidated balance sheets.

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

Note 15 — Supplementary Information for Certain Balance Sheet Accounts

Additional details of specific balance sheet accounts are detailed below.

Prepaid and other current assets consist of the following:

	June 30, 2025	December 31, 2024
Prepayments and accrued income	$112	$123
Deferred contract costs	87	85
Derivatives and investments	9	1
Deferred compensation plan costs	32	18
Corporate income and other taxes	220	106
Interest receivable	19	3
Earnout receivable	—	750
Short-term note receivable	—	74
Held-to-maturity securities	3	—
Available-for-sale securities	25	—
Other current assets	51	57
Total prepaid and other current assets	$558	$1,217

Other non-current assets consist of the following:

	June 30, 2025	December 31, 2024
Prepayments and accrued income	$18	$17
Deferred contract costs	164	155
Deferred compensation plan assets	120	111
Deferred tax assets	247	238
Accounts receivable, net	27	18
Investment in associates	97	84
Other investments	86	73
Held-to-maturity securities	47	—
Insurance recovery receivables	85	76
Other non-current assets	43	34
Total other non-current assets	$934	$806

Deferred revenue and accrued expenses consist of the following:

	June 30, 2025	December 31, 2024
Accounts payable, accrued liabilities and deferred revenue	$1,006	$1,053
Accrued discretionary and incentive compensation	412	835
Accrued vacation	208	154
Accrued 401(k) contributions	33	63
Other employee-related liabilities	67	106
Total deferred revenue and accrued expenses	$1,726	$2,211

Provision for liabilities consists of the following:

	June 30, 2025	December 31, 2024
Claims, lawsuits and other proceedings	$304	$284
Other provisions	65	57
Total provision for liabilities	$369	$341

Other non-current liabilities consist of the following:

	June 30, 2025	December 31, 2024
Deferred and long-term compensation plan liabilities	$95	$98
Contingent and deferred consideration on acquisitions	12	8
Liabilities for uncertain tax positions	41	75
Deferred tax liabilities	37	45
Finance leases	—	2
Other non-current liabilities	61	71
Total other non-current liabilities	$246	$299

Note 16 — Other Income/(Loss), Net

Other income/(loss), net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Gain on disposal of operations	$—	$—	$14	$—
Net periodic pension and postretirement benefit credits/(costs) (i)	13	21	(62)	43
Foreign exchange (loss)/gain (ii)	(5)	1	(9)	4
Other	1	1	2	2
Other income/(loss), net	$9	$23	$(55)	$49

(i)
For the six months ended June 30, 2025, includes a pension settlement charge of $82 million. See Note 12 — Retirement Benefits.
(ii)
Includes the offsetting effects of the Company's foreign currency hedging program. See Note 9 — Derivative Financial Instruments.

Note 17 — Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of non-controlling interests, and net of tax are provided in the following table for the three and six months ended June 30, 2025 and 2024. This table excludes amounts attributable to non-controlling interests, which are not material for further disclosure.

	Foreign currency translation		Derivative instruments (i)		Defined pension and post-retirement benefit costs		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Quarter-to-date activity:
Balance at March 31, 2025 and 2024, respectively	$(911)	$(879)	$10	$11	$(2,034)	$(2,037)	$(2,935)	$(2,905)
Other comprehensive income/(loss) before reclassifications	207	(30)	5	1	(1)	—	211	(29)
(Gain)/loss reclassified from accumulated other comprehensive loss (net of income tax benefit of $6 and $4, respectively)	—	—	(1)	(1)	19	14	18	13
Net current-period other comprehensive income/(loss)	207	(30)	4	—	18	14	229	(16)
Balance at June 30, 2025 and 2024, respectively	$(704)	$(909)	$14	$11	$(2,016)	$(2,023)	$(2,706)	$(2,921)

Year-to-date activity:
Balance at December 31, 2024 and 2023, respectively	$(1,020)	$(816)	$7	$11	$(2,145)	$(2,051)	$(3,158)	$(2,856)
Other comprehensive income/(loss) before reclassifications	316	(93)	8	1	91	—	415	(92)
(Gain)/loss reclassified from accumulated other comprehensive loss (net of income tax benefit of $12 and $9, respectively)	—	—	(1)	(1)	38	28	37	27
Net current-period other comprehensive income/(loss)	316	(93)	7	—	129	28	452	(65)
Balance at June 30, 2025 and 2024, respectively	$(704)	$(909)	$14	$11	$(2,016)	$(2,023)	$(2,706)	$(2,921)

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

At June 30, 2025 and 2024, there were 0.3 million and 0.5 million restricted time-based stock units outstanding, respectively, and 0.7 million restricted performance-based stock units outstanding for both periods presented. The Company had no time-based share options or performance-based share options outstanding at June 30, 2025 and 2024.

Basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income attributable to WTW	$331	$141	$566	$331

Basic average number of shares outstanding	99	103	100	103
Dilutive effect of potentially issuable shares	1	—	—	1
Diluted average number of shares outstanding	100	103	100	104

Basic earnings per share	$3.34	$1.37	$5.68	$3.22
Dilutive effect of potentially issuable shares	(0.02)	(0.01)	(0.04)	(0.02)
Diluted earnings per share	$3.32	$1.36	$5.64	$3.20

For the three and six months ended June 30, 2025 and 2024, 0.3 million and 0.1 million restricted stock units, respectively, were not included in the computation of the dilutive effect of potentially issuable shares because their effect was anti-dilutive. There were no anti-dilutive options for the three and six months ended June 30, 2025 and 2024.

Note 19 — Supplemental Disclosures of Cash Flow Information

Supplemental disclosures regarding cash flow information are as follows:

	Six months ended June 30,
	2025	2024
Supplemental disclosures of cash flow information:
Cash and cash equivalents	$1,963	$1,247
Fiduciary funds (included in fiduciary assets)	3,380	3,129
Total cash, cash equivalents and restricted cash	$5,343	$4,376

Decrease in cash, cash equivalents and other restricted cash	$(3)	$(154)
Increase in fiduciary funds	141	791
Total	$138	$637

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

Risks and Uncertainties of the Economic Environment

U.S. and global markets are continuing to experience uncertainty, volatility and disruption as a result of uncertain macroeconomic conditions including tariff actions and uncertainties relating to global trade, fluctuations in currency exchange rates, volatility in debt and equity markets, uncertainty around interest rates, softening consumer confidence and labor markets, the implementation of a broad range of U.S. policy changes, and the ongoing Russia-Ukraine and Middle East conflicts, among other geopolitical tensions. Although the length and impact of these situations are highly unpredictable, the ongoing uncertainty and volatility of the global economy and capital markets, which has resulted in persistent inflation and fluctuating interest rates in many of the markets in which we operate, could accelerate recessionary pressures and continue to lead to further market disruptions. Further, in addition to the direct impact of the dynamic tariff environment on our business (which we do not expect to be significant, so long as retaliatory actions do not extend to services), recent U.S. legislation creates additional uncertainty, in particular the ‘Act to provide for reconciliation pursuant to title II of H. Con. Res. 14,’ the direct and indirect effects of which are difficult to predict at this time, but are generally expected to include accounting and tax impacts. Other indirect impacts from changes in tariffs or from legislative or regulatory developments, such as changes in consumer sentiment, trade relations, economic activity, willingness to do business with U.S.-listed firms, inflationary pressures and employee distraction, could negatively affect our business, operations and financial condition.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	($ in millions, except per share data)
Revenue	$2,261	100%	$2,265	100%	$4,484	100%	$4,606	100%
Costs of providing services
Salaries and benefits	1,449	64%	1,397	62%	2,773	62%	2,739	59%
Other operating expenses	336	15%	439	19%	701	16%	896	19%
Depreciation	57	3%	57	3%	111	2%	116	3%
Amortization	49	2%	60	3%	97	2%	120	3%
Restructuring costs	—	—%	3	—%	—	—%	21	—%
Transaction and transformation	2	—%	97	4%	2	—%	222	5%
Total costs of providing services	1,893		2,053		3,684		4,114
Income from operations	368	16%	212	9%	800	18%	492	11%
Interest expense	(64)	(3)%	(68)	(3)%	(129)	(3)%	(132)	(3)%
Other income/(loss), net	9	—%	23	1%	(55)	(1)%	49	1%
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	313	14%	167	7%	616	14%	409	9%
Benefit from/(provision for) income taxes	21	1%	(26)	(1)%	(44)	(1)%	(74)	(2)%
Interest in earnings of associates, net of tax	(2)	—%	1	—%	(1)	—%	1	—%
Income attributable to non-controlling interests	(1)	—%	(1)	—%	(5)	—%	(5)	—%
NET INCOME ATTRIBUTABLE TO WTW	$331	15%	$141	6%	$566	13%	$331	7%
Diluted earnings per share	$3.32		$1.36		$5.64		$3.20

Consolidated Revenue

Revenue for both the three months ended June 30, 2025 and 2024 was $2.3 billion, a decrease of $4 million on an as-reported basis. Adjusting for the impacts of foreign currency and acquisitions and disposals, our organic revenue growth was 5% for the three months ended June 30, 2025. Revenue for the six months ended June 30, 2025 was $4.5 billion, compared to $4.6 billion for the six months ended June 30, 2024, a decrease of $122 million, or 3%, on an as-reported basis. Adjusting for the impacts of foreign currency and acquisitions and disposals, our organic revenue growth was 5% for the six months ended June 30, 2025.The decreases in as-reported revenue were due primarily to the sale of our TRANZACT business on December 31, 2024. The increase in organic revenue was driven by strong performances in both segments. For additional information, please see the section entitled ‘Segment Revenue and Segment Operating Income’ elsewhere within this Item 2 of this Quarterly Report on Form 10-Q.

Our revenue can be materially impacted by changes in currency conversions, which can fluctuate significantly over the course of a calendar year. For the three months ended June 30, 2025, currency translation increased our consolidated revenue by $30 million. The primary currencies driving this change were the Pound Sterling and Euro. For the six months ended June 30, 2025, currency translation decreased our consolidated revenue by $6 million. The primary currency driving this change was the Mexican Peso.

The following table details our top five markets based on the percentage of consolidated revenue (in U.S. dollars) from the countries where work was performed for the six months ended June 30, 2025. These figures do not represent the currency of the related revenue, which is presented in the next table.

Geographic Region	% of Revenue
United States	44%
United Kingdom	21%
France	6%
Germany	3%
Canada	2%

The table below details the approximate percentage of our revenue and expenses by transactional currency for the six months ended June 30, 2025.

Transactional Currency	Revenue	Expenses (i)
U.S. dollars	52%	47%
Pounds sterling	13%	20%
Euro	18%	14%
Other currencies	17%	19%

(i)
These percentages exclude certain expenses for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. These items include amortization of intangible assets.

The following tables set forth the total revenue for the three and six months ended June 30, 2025 and 2024, and the components of the change in total revenue for the three and six months ended June 30, 2025, as compared to the prior-year periods. The components of the revenue change may not add due to rounding.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Three Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2025	2024	Change	Impact	Change	Divestitures	Change (i)
	($ in millions)
Revenue	$2,261	$2,265	—%	1%	(1)%	(6)%	5%

				Components of Revenue Change
			As	Less:	Constant	Less:
	Six Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2025	2024	Change	Impact	Change	Divestitures	Change (i)
	($ in millions)
Revenue	$4,484	$4,606	(3)%	—%	(3)%	(7)%	5%

(i)
Interest income did not contribute to organic change for the three and six months ended June 30, 2025.

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

The following table sets forth HWC revenue for the three months ended June 30, 2025 and 2024, and the components of the change in revenue for the three months ended June 30, 2025 from the three months ended June 30, 2024.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Three Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2025	2024	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue excluding interest income	$1,173	$1,251	(6)%	1%	(7)%	(12)%	4%
Interest income	7	9
Total segment revenue	$1,180	$1,260	(6)%	1%	(8)%	(12)%	4%

Segment operating income	$280	$276

HWC segment revenue for the three months ended June 30, 2025 and 2024 was $1.2 billion and $1.3 billion, respectively. Health delivered organic revenue growth driven by double-digit increases outside North America and solid performance in North America. Wealth generated organic revenue growth from higher levels of Retirement work globally alongside growth in our Investments business from new business wins and product launches. Career had modest revenue growth as healthy demand for advisory project work outside North America was offset by North America client postponement decisions made earlier in the year. Benefits Delivery & Outsourcing revenue was materially flat, as increased project and core administration work within Europe was tempered by lower commission revenue in the Individual Marketplace business compared to the prior year.

HWC segment operating income for the three months ended June 30, 2025 and 2024 was $280 million and $276 million, respectively. HWC segment operating income increased primarily from operating efficiencies, which were partially offset by the prior-year sale of TRANZACT.

The following table sets forth HWC segment revenue for the six months ended June 30, 2025 and 2024 and the components of the change in revenue for the six months ended June 30, 2025 from the six months ended June 30, 2024.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Six Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2025	2024	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue excluding interest income	$2,331	$2,578	(10)%	—%	(10)%	(13)%	3%
Interest income	14	18
Total segment revenue	$2,345	$2,596	(10)%	—%	(10)%	(13)%	3%

Segment operating income	$591	$612

HWC segment revenue for the six months ended June 30, 2025 and 2024 was $2.3 billion and $2.6 billion, respectively. Health delivered organic revenue growth in all regions, led by double-digit increases across International which benefited from strong new business and geographic expansion coupled with the ongoing appeal of our Global Benefits Management solution. Wealth generated organic revenue growth from higher levels of Retirement work in Europe and International, alongside growth in our Investments business from new products and client wins. Career had modest revenue growth as increased advisory work outside of North America was tempered by some postponements amid economic uncertainty. Benefits Delivery & Outsourcing revenue was materially flat, as increased project and core administration work in Europe was offset by lower revenue in North America.

HWC segment operating income for the six months ended June 30, 2025 and 2024 was $591 million and $612 million, respectively. HWC segment operating income decreased primarily due to the prior-year sale of TRANZACT, partially offset by increases attributable to operating efficiencies.

Risk & Broking

The Risk & Broking (‘R&B’) segment provides a broad range of risk advice, insurance brokerage and consulting services to clients worldwide ranging from small businesses to multinational corporations. The segment comprises two primary businesses - Corporate Risk & Broking and Insurance Consulting and Technology.

The following table sets forth R&B revenue for the three months ended June 30, 2025 and 2024, and the components of the change in revenue for the three months ended June 30, 2025 from the three months ended June 30, 2024.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Three Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2025	2024	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue excluding interest income	$1,024	$950	8%	1%	6%	—%	6%
Interest income	23	29
Total segment revenue	$1,047	$979	7%	1%	6%	—%	6%

Segment operating income	$222	$202

R&B segment revenue for the three months ended June 30, 2025 and 2024 was $1.0 billion and $979 million, respectively. Corporate Risk & Broking had organic revenue growth driven by higher levels of new business activity and strong client retention globally. Insurance Consulting and Technology revenue was flat for the quarter as clients managed spend more cautiously amid ongoing economic uncertainty.

R&B segment operating income for the three months ended June 30, 2025 and 2024 was $222 million and $202 million, respectively. R&B segment operating income increased due primarily to operating leverage driven by strong organic revenue growth and Transformation program savings, which were partially offset by headwinds from decreased interest income and foreign currency fluctuations.

The following table sets forth R&B segment revenue for the six months ended June 30, 2025 and 2024 and the components of the change in revenue for the six months ended June 30, 2025 from the six months ended June 30, 2024.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Six Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2025	2024	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue excluding interest income	$2,029	$1,900	7%	—%	7%	—%	7%
Interest income	45	57
Total segment revenue	$2,074	$1,957	6%	—%	6%	—%	6%

Segment operating income	$448	$405

R&B segment revenue for the six months ended June 30, 2025 and 2024 was $2.1 billion and $2.0 billion, respectively. Corporate Risk & Broking had organic revenue growth primarily driven by the success of our global lines, with higher levels of new business activity and strong client retention across all regions. Insurance Consulting and Technology had organic revenue growth driven by the Consulting and Technology practices.

R&B segment operating income for the six months ended June 30, 2025 and 2024 was $448 million and $405 million, respectively. R&B segment operating income increased due primarily to operating leverage driven by strong organic revenue growth and transformation savings which were partially offset by headwinds from decreased interest income and foreign currency fluctuations.

Costs of Providing Services

Total costs of providing services for the three months ended June 30, 2025 were $1.9 billion, compared to $2.1 billion for the three months ended June 30, 2024, a decrease of $160 million, or 8%. Total costs of providing services for the six months ended June 30, 2025 were $3.7 billion, compared to $4.1 billion for the six months ended June 30, 2024, a decrease of $430 million, or 10%. See the following discussion for further details.

Salaries and Benefits

Salaries and benefits for both the three months ended June 30, 2025 and 2024 were $1.4 billion, an increase of $52 million or 4%. The increase in the current year is primarily due to higher salary expense, driven by increased colleague headcount and cost-of-living compensation adjustments, and higher benefit and share-based compensation costs for the period, partially offset by lower incentive costs in the current-year period. Salaries and benefits, as a percentage of revenue, represented 64% and 62% for the three months ended June 30, 2025 and 2024, respectively.

Salaries and benefits for the six months ended June 30, 2025 were $2.8 billion, compared to $2.7 billion for the six months ended June 30, 2024, an increase of $34 million or 1%. The increase in the current year is primarily due to higher salary expense, driven by increased colleague headcount and cost-of-living compensation adjustments, and higher share-based compensation costs in the current year, partially offset by lower incentive costs in the current year. Salaries and benefits, as a percentage of revenue, represented 62% and 59% for the six months ended June 30, 2025 and 2024, respectively.

Other Operating Expenses

Other operating expenses for the three months ended June 30, 2025 were $336 million, compared to $439 million for the three months ended June 30, 2024, a decrease of $103 million or 23%. The decrease was primarily due to lower marketing expenses attributable to the sale of our TRANZACT business on December 31, 2024, decreased costs associated with professional liability claims and lower non-income-related tax expense for the current-year period as compared to the prior-year period.

Other operating expenses for the six months ended June 30, 2025 were $701 million, compared to $896 million for the six months ended June 30, 2024, a decrease of $195 million or 22%. The decrease was primarily due to lower marketing expenses attributable to the sale of our TRANZACT business on December 31, 2024, decreased local office expenses and lower costs associated with professional liability claims, partially offset by higher travel and entertainment costs for the current year as compared to the prior year.

Depreciation

Depreciation for both the three months ended June 30, 2025 and 2024 was $57 million. Depreciation for the six months ended June 30, 2025 was $111 million, compared to $116 million for the six months ended June 30, 2024, a decrease of $5 million or 4%. The year-over-year decrease was primarily due to a lower depreciable base of assets resulting from disposals associated with the Company’s Transformation program that concluded in the fourth quarter of 2024 and a lower dollar value of assets placed in service during the past few years.

Amortization

Amortization for the three months ended June 30, 2025 was $49 million, compared to $60 million for the three months ended June 30, 2024, a decrease of $11 million or 18%. Amortization for the six months ended June 30, 2025 was $97 million, compared to $120 million for the six months ended June 30, 2024, a decrease of $23 million or 19%. These decreases were due in part to the disposal of intangible assets associated with the sale of our TRANZACT business. Our intangible amortization is generally more heavily weighted to the initial years of the useful lives of the related intangibles, and therefore amortization related to intangible assets has decreased and will continue to decrease over time.

Restructuring Costs

Restructuring costs for the three and six months ended June 30, 2024 were $3 million and $21 million, respectively, and primarily related to the real estate rationalization component of our completed Transformation program.

Transaction and Transformation

Transaction and transformation costs for the three months ended June 30, 2025 were $2 million, compared to $97 million for the three months ended June 30, 2024, a decrease of $95 million. Transaction and transformation costs for the six months ended June 30, 2025 were $2 million, compared to $222 million for the six months ended June 30, 2024, a decrease of $220 million. Transaction and transformation costs in the current year were comprised of transaction-related costs, and costs incurred in the prior year primarily included consulting and compensation costs related to our completed Transformation program.

Income from Operations

Income from operations for the three months ended June 30, 2025 was $368 million, compared to $212 million for the three months ended June 30, 2024, an increase of $156 million. This increase resulted primarily from lower marketing expenses, decreased costs associated with professional liability claims and lower transformation and transaction costs due to the completion of our Transformation program during the fourth quarter of 2024, partially offset by higher salary expense and increased benefit and share-based compensation costs for the current-year period.

Income from operations for the six months ended June 30, 2025 was $800 million, compared to $492 million for the six months ended June 30, 2024, an increase of $308 million. This increase resulted primarily from lower transformation and transaction costs due to the completion of our Transformation program during the fourth quarter of 2024, and lower marketing expenses, decreased local office expenses and lower costs associated with professional liability claims in the current year, partially offset by lower revenue due to the prior-year sale of our TRANZACT business.

Interest Expense

Interest expense for the three months ended June 30, 2025 was $64 million, compared to $68 million for the three months ended June 30, 2024, a decrease of $4 million, or 6%. Interest expense for the six months ended June 30, 2025 was $129 million as compared to $132 million for the six months ended June 30, 2024, a decrease of $3 million or 2%. These decreases were primarily due to a lower average level of indebtedness in the current year.

Other Income/(Loss), Net

Other income/(loss), net for the three months ended June 30, 2025 was income of $9 million, compared to income of $23 million for the three months ended June 30, 2024, a decrease of $14 million. The decrease was due primarily to lower pension income, which was attributable to a significant pension settlement in the current year, and unfavorable favorable foreign currency movement in the current-year period.

Other income/(loss), net for the six months ended June 20, 2025 was a loss of $55 million, compared to income of $49 million for the six months ended June 30, 2024, a decrease of $104 million. The decrease was due primarily to lower pension income, which was attributable to a significant pension settlement in the current year, and unfavorable foreign currency movement in the current year, partially offset by a gain on disposal pertaining to favorable disposal-price adjustments associated with the prior-year sale of our TRANZACT business.

Benefit from/(provision for) Income Taxes

Benefit from income taxes for the three months ended June 30, 2025 was $21 million, compared to a provision for income taxes of $26 million for the three months ended June 30, 2024, a decrease of $47 million. The effective tax rate was (6.8)% for the three months ended June 30, 2025, and 15.6% for the three months ended June 30, 2024. Provision for income taxes for the six months ended June 30, 2025 was $44 million, compared to $74 million for the six months ended June 20, 2024, a decrease of $30 million. The effective tax rate was 7.1% for the six months ended June 30, 2025 and 18.1% for the six months ended June 30, 2024. These effective tax rates are calculated using extended values from our condensed consolidated statements of comprehensive income and are therefore more precise tax rates than can be calculated from rounded values. The current-year quarter’s effective tax rate is lower primarily due to favorable discrete tax items, which include an adjustment to the tax provision associated with the earnout received from the sale of our Willis Re business, changes in measurement for existing uncertain tax positions and an excess tax benefit on share-based compensation.

Net Income Attributable to WTW

Net income attributable to WTW for the three months ended June 30, 2025 was $331 million, compared to $141 million for the three months ended June 30, 2024, an increase of $190 million, or 135%. This increase resulted primarily from lower marketing expenses, decreased transformation and transaction costs due to the completion of our Transformation program during the fourth quarter of 2024, and lower income tax expense, partially offset by higher salary expense and increased benefit and share-based compensation costs for the current-year period.

Net income attributable to WTW for the six months ended June 30, 2025 was $566 million, compared to $331 million for the six months ended June 30, 2024, an increase of $235 million, or 71%. This increase resulted primarily from lower transformation and transaction costs due to the completion of our Transformation program during the fourth quarter of 2024, and lower marketing expenses, decreased local office expenses and lower income tax expense in the current year, partially offset by lower revenue due to the prior-year sale of our TRANZACT business and pension settlement costs in the current year.

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

Based on our current balance sheet and cash flows, current market conditions and information available to us at this time, we believe that WTW has access to sufficient liquidity to meet our cash needs, including debt repayment, for the next twelve months. Including our cash generated from operations, our liquidity also includes all of the borrowing capacity available to draw against our $1.5 billion revolving credit facility. The use of these funds includes investments in the business for growth, scheduled debt repayments, share repurchases, dividend payments and general corporate purposes. Additionally, under our minority ownership interest in a joint venture with Bain Capital, in connection with which we re-entered the reinsurance broking space during the fourth quarter of 2024, we have an option to acquire a controlling interest in the joint venture in the future. Given the initial funding needs of a start-up venture, we expect to make certain capital contributions from time to time resulting in a reduction to earnings until such time as the joint venture generates sufficient revenue to be profitable.

During the six months ended June 30, 2025, we repurchased $700 million of our outstanding shares and have authorization to repurchase an additional $742 million under our share repurchase program (as further described below under ‘Share Repurchase Program’). We consider many factors, including market and economic conditions, applicable legal requirements and other business considerations, when considering whether to repurchase shares. Our Share Repurchase Program has no termination date and may be suspended or discontinued at any time.

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

Cash and Cash Equivalents

Our cash and cash equivalents at June 30, 2025 totaled $2.0 billion, compared to $1.9 billion at December 31, 2024. The increase in cash from December 31, 2024 to June 30, 2025 was due primarily to the $750 million earnout related to the 2021 divestiture of Willis Re, $326 million of net cash from operations and $62 million associated with the settlement of a note receivable related to the sale of our Max Matthiessen subsidiary in 2020, partially offset by $700 million of share repurchases, $179 million of dividend payments and $109 million of capital expenditures and capitalized software additions.

Additionally, we had all of the borrowing capacity available to draw against our $1.5 billion revolving credit facility at both June 20, 2025 and December 31, 2024.

Included within cash and cash equivalents at June 30, 2025 and December 31, 2024 are amounts held for regulatory capital adequacy requirements, including $106 million and $104 million, respectively, within our regulated U.K. entities.

Summarized Condensed Consolidated Cash Flows

The following table presents the summarized condensed consolidated cash flow information for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
	(in millions)
Net cash from/(used in):
Operating activities	$326	$431
Investing activities	612	(158)
Financing activities	(800)	364
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH (i)	138	637
Effect of exchange rate changes on cash, cash equivalents and restricted cash	207	(53)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD (i)	4,998	3,792
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (i)	$5,343	$4,376

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

Cash Flows From Operating Activities

Cash flows from operating activities were $326 million for the six months ended June 30, 2025, compared to cash flows from operating activities of $431 million for the six months ended June 30, 2024. The $326 million of net cash from operating activities for the six months ended June 30, 2025 included net income of $571 million and $388 million of favorable non-cash adjustments, partially offset by unfavorable changes in operating assets and liabilities of $633 million. This decrease in cash flows from operations as compared to the prior year was primarily driven by increased compensation and cash tax payments as well as the absence of cash inflows from TRANZACT following its sale on December 31, 2024, partly offset by lower Transformation program spending and operational improvements.

The $431 million of net cash from operating activities for the six months ended June 30, 2024 included net income of $336 million and $335 million of favorable non-cash adjustments, partially offset by unfavorable changes in operating assets and liabilities of $240 million.

Cash Flows From/(Used In) Investing Activities

Cash flows from investing activities for the six months ended June 30, 2025 were $612 million as compared to cash flows used in investing activities of $158 million for the six months ended June 30, 2024. The cash flows from investing activities in the current year consisted primarily of net proceeds from sales of operations resulting from divestitures that occurred in prior years. These inflows were partially offset by capital expenditures, including software additions, and our net purchases of held-to-maturity and available-for-sale securities. The cash flows used in investing activities in the prior year consisted primarily of capital expenditures, including software additions.

Cash Flows (Used In)/From Financing Activities

Cash flows used in financing activities for the six months ended June 30, 2025 were $800 million. The significant financing activities included share repurchases of $700 million and dividend payments of $179 million, partially offset by net proceeds from fiduciary funds held for clients of $141 million.

Cash flows from financing activities for the six months ended June 30, 2024 were $364 million. The significant financing activities included net proceeds from fiduciary funds held for clients of $783 million and $85 million of net proceeds from the issuance of debt, partially offset by share repurchases of $301 million and dividend payments of $176 million.

Indebtedness

Total debt, total equity, and the capitalization ratios at June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024
	($ in millions)
Long-term debt	$4,762	$5,309
Current debt	549	—
Total debt	$5,311	$5,309

Total WTW shareholders’ equity	$8,100	$7,940

Capitalization ratio	39.6%	40.1%

At June 30, 2025, our mandatory debt repayments over the next twelve months include $550 million outstanding on our 4.400% senior notes, which will mature during the first quarter of 2026. For more information regarding our current and long-term debt, please see ‘Supplemental Guarantor Financial Information’ elsewhere within this Item 2 of this Quarterly Report on Form 10-Q.

At June 30, 2025 and December 31, 2024, we were in compliance with all financial covenants.

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

At June 30, 2025 and December 31, 2024, we had fiduciary funds of $3.8 billion and $3.4 billion, respectively.

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

At June 30, 2025, approximately $742 million remained on the current repurchase authority. The maximum number of shares that could be repurchased based on the closing price of our ordinary shares on June 30, 2025 of $306.50 was 2,420,076.

During the three and six months ended June 30, 2025, the Company had the following share repurchase activity:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Shares repurchased	1,614,427	2,221,648
Average price per share	$309.71	$315.08
Aggregate repurchase cost (excluding broker costs)	$500 million	$700 million

Capital Commitments

The Company’s capital expenditures for fixed assets, capitalized software and software for internal use were $109 million during the six months ended June 30, 2025. The Company estimates that there will be additional such expenditures in the range of $115 million - $140 million during the remainder of 2025. We currently expect cash from operations to adequately provide for these cash needs. There have been no material changes to our capital commitments since December 31, 2024.

Dividends

Total cash dividends of $179 million were paid during the six months ended June 30, 2025. In May 2025, the board of directors approved a quarterly cash dividend of $0.92 per share ($3.68 per share annualized rate), which was paid on July 15, 2025 to shareholders of record as of June 30, 2025.

Supplemental Guarantor Financial Information

As of June 30, 2025, WTW has issued the following debt securities (the ‘notes’):

a)
Willis North America Inc. (‘Willis North America’) has approximately $4.5 billion senior notes outstanding, of which $1.0 billion were issued on September 10, 2018, $1.0 billion were issued on September 10, 2019, $275 million were issued on May 29, 2020, $750 million were issued on May 19, 2022, $750 million were issued on May 17, 2023 and $750 million were issued on March 5, 2024; and
b)
Trinity Acquisition plc has approximately $825 million senior notes outstanding, of which $275 million were issued on August 15, 2013 and $550 million were issued on March 22, 2016, and a $1.5 billion revolving credit facility, on which no balance was outstanding at June 30, 2025.

The following table presents a summary of the entities that issue each note and those wholly-owned subsidiaries of the Company that guarantee each respective note on a joint and several basis as of June 30, 2025. These subsidiaries are all consolidated by Willis Towers Watson plc (the ‘parent company’) and together with the parent company comprise the ‘Obligor group’. On December 16, 2024, TA I Limited, Willis Towers Watson UK Holdings Limited and Willis Netherlands Holdings B.V. ceased to be guarantors of our notes and are no longer part of the Obligor group, following the transfer of their respective properties and assets to other existing guarantors within the Obligor group. Further, Willis Towers Watson UK Holdings Limited was released from its guarantees under our credit agreement. TA I Limited and Willis Netherlands Holdings B.V. will be released from their guarantees under our credit agreement when they are fully liquidated.

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

Each member of the Obligor group has only a stockholder’s claim on the assets of the non-guarantor subsidiaries. This stockholder’s claim is junior to the claims that creditors have against those non-guarantor subsidiaries. Holders of the notes will only be creditors of the Obligor group and not creditors of the non-guarantor subsidiaries. As a result, all of the existing and future liabilities of the non-guarantor subsidiaries, including any claims of trade creditors and preferred stockholders, will be structurally senior to the notes. As of and for the periods ended June 30, 2025 and December 31, 2024, the non-guarantor subsidiaries represented substantially all of the total assets and accounted for substantially all of the total revenue of the Company prior to consolidating adjustments. The non-guarantor subsidiaries have other liabilities, including contingent liabilities that may be significant. Each indenture does not contain any limitations on the amount of additional debt that the Obligor group and the non-guarantor subsidiaries may incur. The amounts of this debt could be substantial, and this debt may be debt of the non-guarantor subsidiaries, in which case this debt would be effectively senior in right of payment to the notes.

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

Intercompany balances and transactions between members of the Obligor group have been eliminated. All intercompany balances and transactions between the Obligor group and the non-guarantor subsidiaries have been presented in the disclosures below on a net presentation basis, rather than a gross basis, as this better reflects the nature of the intercompany positions and presents the funding or funded position that is to be received or owed. The intercompany balances and transactions between the Obligor group and non-guarantor subsidiaries, presented below, relate to a number of items including loan funding for acquisitions and other purposes, transfers of surplus cash between subsidiary companies, funding provided for working capital purposes, settlement of expense accounts, transactions related to share-based payment arrangements and share issuances, intercompany royalty and related arrangements, intercompany dividends and intercompany interest. At June 30, 2025 and December 31, 2024, the intercompany balances of the Obligor group with non-guarantor subsidiaries were net receivables of $500 million and $1.0 billion, respectively, and net payables of $15.1 billion at both periods.

No balances or transactions of non-guarantor subsidiaries are presented in the disclosures other than the intercompany items noted above.

Presented below is certain summarized financial information for the Obligor group.

`	As of June 30, 2025	As of December 31, 2024
	(in millions)
Total current assets	$398	$290
Total non-current assets	574	1,050
Total current liabilities	6,735	6,254
Total non-current liabilities	13,916	14,442

Six months ended June 30, 2025
(in millions)
Revenue	$1,384
Income from operations	1,276
Income from operations before income taxes (i)	737
Net income	926
Net income attributable to WTW	926

(i)
Includes intercompany expense, net of the Obligor group from non-guarantor subsidiaries of $285 million for the six months ended June 30, 2025.

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

Within the measures referred to as ‘adjusted’, we adjust for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. Some of these items may not be applicable for the current quarter, however they may be part of our full-year results. Additionally, we have historically adjusted for certain items which are not described below, but for which we may adjust in a future period when applicable. Items applicable to the quarter or full-year results, or the comparable periods, include the following:

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

Reconciliations of the as-reported change to the constant currency and organic changes for the three and six months ended June 30, 2025 from the three and six months ended June 30, 2024 are as follows. The components of revenue change may not add due to rounding.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Three Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2025	2024	Change	Impact	Change	Divestitures	Change (i)
	($ in millions)
Revenue	$2,261	$2,265	—%	1%	(1)%	(6)%	5%

				Components of Revenue Change
			As	Less:	Constant	Less:
	Six Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2025	2024	Change	Impact	Change	Divestitures	Change (i)
	($ in millions)
Revenue	$4,484	$4,606	(3)%	—%	(3)%	(7)%	5%

(i)
Interest income did not contribute to organic change for the three and six months ended June 30, 2025.

For the three months ended June 30, 2025, our as-reported revenue decreased by $4 million and our organic revenue grew by 5%. For the six months ended June 30, 2025, our as-reported revenue decreased by $122 million, or 3%, and our organic revenue grew by 5%. These decreases in as-reported revenue were due primarily to the sale of our TRANZACT business on December 31, 2024. The increases in organic revenue were driven by strong performances in both segments. For additional information, please see the section entitled ‘Segment Revenue and Segment Operating Income’ elsewhere within Item 2 of this Quarterly Report on Form 10-Q.

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

Reconciliations of income from operations to adjusted operating income for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	($ in millions)
Income from operations	$368	$212	$800	$492
Adjusted for certain items:
Amortization	49	60	97	120
Restructuring costs	—	3	—	21
Transaction and transformation	2	97	2	222
Provision for specified litigation matter (i)	—	13	—	13
Adjusted operating income	$419	$385	$899	$868

Income from operations margin	16.3%	9.4%	17.8%	10.7%
Adjusted operating income margin	18.5%	17.0%	20.0%	18.8%

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

Adjusted operating income increased for the three months ended June 30, 2025 to $419 million, from $385 million for the three months ended June 30, 2024 and increased for the six months ended June 30, 2025 to $899 million from $868 million for the six months ended June 30, 2024. These increases resulted primarily from lower marketing expenses and decreased local office expenses in the current-year periods, partially offset by lower revenue due to the prior-year sale of our TRANZACT business.

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

Reconciliations of net income to adjusted EBITDA for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	($ in millions)
NET INCOME	$332	$142	$571	$336
(Benefit from)/provision for income taxes	(21)	26	44	74
Interest expense	64	68	129	132
Depreciation	57	57	111	116
Amortization	49	60	97	120
Restructuring costs	—	3	—	21
Transaction and transformation	2	97	2	222
Provision for specified litigation matter (i)	—	13	—	13
Net periodic pension and postretirement benefits	(13)	(21)	62	(43)
Gain on disposal of operations	—	—	(14)	—
Adjusted EBITDA	$470	$445	$1,002	$991

Net income margin	14.7%	6.3%	12.7%	7.3%
Adjusted EBITDA margin	20.8%	19.6%	22.3%	21.5%

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

Adjusted EBITDA for the three months ended June 30, 2025 was $470 million, compared to $445 million for the three months ended June 30, 2024, and was $1.0 billion for the six months ended June 30, 2025, compared to $991 million for the six months ended June 30, 2024. These increases resulted primarily from lower marketing expenses and decreased local office expenses in the current-year periods, partially offset by lower revenue due to the prior-year sale of our TRANZACT business and higher benefit and share-based compensation costs in the current-year periods.

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

Reconciliations of net income attributable to WTW to adjusted diluted earnings per share for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	($ in millions)
NET INCOME ATTRIBUTABLE TO WTW	$331	$141	$566	$331
Adjusted for certain items:
Amortization	49	60	97	120
Restructuring costs	—	3	—	21
Transaction and transformation	2	97	2	222
Provision for specified litigation matter (i)	—	13	—	13
Net periodic pension and postretirement benefits	(13)	(21)	62	(43)
Gain on disposal of operations	—	—	(14)	—
Tax effect on certain items listed above (ii)	(10)	(39)	(38)	(85)
Tax effect of significant adjustments	(74)	(7)	(74)	(7)
Adjusted net income	$285	$247	$601	$572

Weighted-average ordinary shares — diluted	100	103	100	104

Diluted earnings per share	$3.32	$1.36	$5.64	$3.20
Adjusted for certain items (iii) :
Amortization	0.49	0.58	0.97	1.16
Restructuring costs	—	0.03	—	0.20
Transaction and transformation	0.02	0.94	0.02	2.14
Provision for specified litigation matter (i)	—	0.13	—	0.13
Net periodic pension and postretirement benefits	(0.13)	(0.20)	0.62	(0.42)
Gain on disposal of operations	—	—	(0.14)	—
Tax effect on certain items listed above (ii)	(0.10)	(0.38)	(0.38)	(0.82)
Tax effect of significant adjustments	(0.74)	(0.07)	(0.74)	(0.07)
Adjusted diluted earnings per share	$2.86	$2.39	$5.99	$5.53

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

Our adjusted diluted earnings per share increased for both the three and six months ended June 30, 2025 as compared to the prior year primarily due to a lower weighted-average outstanding share count due to our share repurchase activity over the last year, and lower marketing expenses and decreased local office expenses in the current-year periods, partially offset by lower revenue due to the prior-year sale of our TRANZACT business and higher benefit and share-based compensation costs in the current-year periods.

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

Reconciliations of income from operations before income taxes and interest in earnings of associates to adjusted income before taxes and provision for income taxes to adjusted income taxes for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	($ in millions)
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	$313	$167	$616	$409
Adjusted for certain items:
Amortization	49	60	97	120
Restructuring costs	—	3	—	21
Transaction and transformation	2	97	2	222
Provision for specified litigation matter (i)	—	13	—	13
Net periodic pension and postretirement benefits	(13)	(21)	62	(43)
Gain on disposal of operations	—	—	(14)	—
Adjusted income before taxes	$351	$319	$763	$742

(Benefit from)/provision for income taxes	$(21)	$26	$44	$74
Tax effect on certain items listed above (ii)	10	39	38	85
Tax effect of significant adjustments	74	7	74	7
Adjusted income taxes	$63	$72	$156	$166

U.S. GAAP tax rate	(6.8)%	15.6%	7.1%	18.1%
Adjusted income tax rate	18.0%	22.4%	20.5%	22.3%

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

Our U.S. GAAP tax rates were (6.8)% and 15.6% for the three months ended June 30, 2025 and 2024, respectively, and 7.1% and 18.1% for the six months ended June 30 2025 and 2024, respectively. The current-year quarter’s effective tax rate is lower primarily due to favorable discrete tax items, which include an adjustment to the tax provision associated with the earnout received from the sale of our Willis Re business, changes in measurement for existing uncertain tax positions and an excess tax benefit on share-based compensation.

Our adjusted income tax rates were 18.0% and 22.4% for the three months ended June 30, 2025 and 2024, respectively, and 20.5% and 22.3% for the six months ended June 30, 2025 and 2024, respectively. The current-year quarter’s adjusted tax rate is lower primarily due to favorable discrete tax items, changes in measurement for existing uncertain tax positions and an excess tax benefit on share-based compensation.

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

Management believes that free cash flow presents the core operating performance and cash generating capabilities of our business operations.

Reconciliations of cash flows from operating activities to free cash flow for the six months ended June 30, 2025 and 2024 are as follows:

	Six Months Ended June 30
	2025	2024
	(in millions)
Cash flows from operating activities	$326	$431
Less: Additions to fixed assets and software	(109)	(126)
Free cash flow	$217	$305

The decrease in free cash flow during the current-year period was primarily driven by increased compensation and cash tax payments as well as the absence of cash inflows from TRANZACT following its sale on December 31, 2024, partly offset by lower Transformation program spending and operational improvements.

Critical Accounting Estimates

There were no material changes from the Critical Accounting Estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 25, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have considered changes in our exposure to market risks during the six months ended June 30, 2025 and have determined that there have been no material changes to our exposure to market risks from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 25, 2025. However, we have provided the following information to supplement or update our disclosures on our Form 10-K.

The Company has a global investment policy which is designed to ensure that we maintain diversification of our cash investments throughout the world in order to minimize the risk of loss due to a counterparty failure.

Interest Income on Fiduciary Funds

As described in our Annual Report on Form 10-K, we are exposed to interest rate risk. Specifically, as a result of our operating activities, we receive cash for premiums and claims which we deposit in high-quality bank term deposit and money market funds, on which we earn interest, where permitted. We also hold funds for clients of our benefits accounts businesses. For the benefit funds not invested, cash and cash equivalents are held, on which we earn interest, until the funds are directed by plan participants to either be invested in mutual funds or paid out on their behalf. This interest earned is included in our condensed consolidated financial statements as interest income. These funds are regulated in terms of access and the instruments in which they may be invested, most of which are short-term in maturity. Short-term rates in major currencies began to decrease over the second half of 2024 from end-of-2023 levels. This followed some steep central bank rate increases in 2023. Our increased interest income in 2024 reflected a combination of relatively high-average interest rates over the course of 2024 and some increases in our invested cash balances. Through the second quarter of 2025, although at levels below the same period in 2024, short-term rates have remained largely stable. Significant economic uncertainty prevails at this time, and the timing and magnitude of future central bank rate changes are uncertain. As to be expected, interest income in the future will be a function of the short-term rates we are able to obtain by currency and the cash balances available to invest. Interest income was $40 million and $79 million for the three and six months ended June 30, 2025, respectively, and $44 million and $87 million for the three and six months ended June 30, 2024, respectively. At June 30, 2025, we held $2.8 billion of fiduciary funds invested in interest-bearing accounts. If short-term interest rates increased or decreased by 25 basis points, interest earned on these invested fiduciary funds, and therefore our interest income recognized, would increase or decrease by approximately $7 million on an annualized basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (‘CEO’) and the Chief Financial Officer (‘CFO’), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘Exchange Act’). Based upon that evaluation, our management, including the CEO and CFO, concluded that the our disclosure controls and procedures are effective in providing reasonable assurance that the information required to be included in the periodic reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including the CEO and the CFO, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1 regarding our legal proceedings is incorporated by reference herein from Part I, Item 1 Note 14 — Commitments and Contingencies - Legal Proceedings of the notes to the condensed consolidated financial statements in this Form 10-Q for the quarter ended June 30, 2025.

ITEM 1A. RISK FACTORS

There are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K, filed with the SEC on February 25, 2025. We urge you to read the risk factors contained therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2025, no shares were issued by the Company without registration under the Securities Act of 1933, as amended.

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

The following table presents specified information about the Company’s repurchases of its shares in the second quarter of 2025 and the Company’s remaining repurchase authority.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1, 2025 through April 30, 2025	540,279	$314.14	540,279	3,494,224
May 1, 2025 through May 31, 2025	807,216	$308.99	807,216	2,687,008
June 1, 2025 through June 30, 2025	266,932	$302.90	266,932	2,420,076
	1,614,427	$309.71	1,614,427

At June 30, 2025 the maximum number of shares that may yet be purchased under the existing share repurchase plan is 2,420,076, with approximately $742 million remaining on the current open-ended repurchase authority granted by the board. An estimate of the maximum number of shares under the existing authorities was determined using the closing price of our ordinary shares on June 30, 2025 of $306.50.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) None.

(c) Rule 10b5-1 Trading Arrangements

For the quarter ended June 30, 2025, none of the Company’s directors and officers adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any ‘non-Rule 10b5-1 trading arrangement’ as defined under Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Schedule/ Form	Exhibit	Filing Date	Filed Herewith
10.1†	Form of 2025 Time-Based Restricted Share Unit Award Agreement for Executive Officers under the Willis Towers Watson 2012 Equity Incentive Plan, as Amended and Restated.				X
10.2†	Form of 2025 Performance-Based Restricted Share Unit Award Agreement for Executive Officers under the Willis Towers Watson 2012 Equity Incentive Plan, as Amended and Restated.				X
22.1	List of Issuers and Guarantor Subsidiaries.	10-K	22.1	February 25,2025
31.1	Certification of the Registrant’s Chief Executive Officer, Carl A. Hess, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.				X
31.2	Certification of the Registrant’s Chief Financial Officer, Andrew J. Krasner, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.				X
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

Willis Towers Watson Public Limited Company
(Registrant)

/s/ Carl A. Hess		August 1, 2025
Name:	Carl A. Hess	Date
Title:	Chief Executive Officer

/s/ Andrew J. Krasner		August 1, 2025
Name:	Andrew J. Krasner	Date
Title:	Chief Financial Officer

/s/ Joseph S. Kurpis		August 1, 2025
Name:	Joseph S. Kurpis	Date
Title:	Principal Accounting Officer and Controller