Form 10-Q
period 2025-09-30
WILLIS TOWERS WATSON PLC
filed 2025-10-30
CIK 1140536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 28, 2025, there were outstanding 95,748,613 ordinary shares, nominal value $0.000304635 per share, of the registrant.

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

INDEX TO FORM 10-Q

For the Three and Nine Months Ended September 30, 2025

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
•
the risks relating to the adverse impacts of macroeconomic trends, including those relating to changes in trade policies and tariffs, as well as political events, war, such as the Russia-Ukraine war, and other international disputes, terrorism, natural disasters, public health issues and other business interruptions on the global economy and capital markets, such as uncertainty in the global markets, inflation, changes in interest rates and recessionary trends, changes in spending by government agencies and contractors, which could have a material adverse effect on our business, financial condition, results of operations and long-term goals;
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
•
the risk that market downturns can have a significant impact on investments made across our portfolios;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Statements of Comprehensive Income

(In millions of U.S. dollars, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$2,288	$2,289	$6,772	$6,895
Costs of providing services
Salaries and benefits	1,413	1,396	4,186	4,135
Other operating expenses	352	419	1,053	1,315
Impairment	—	1,042	—	1,042
Depreciation	56	60	167	176
Amortization	47	56	144	176
Restructuring costs	—	8	—	29
Transaction and transformation	2	74	4	296
Total costs of providing services	1,870	3,055	5,554	7,169
Income/(loss) from operations	418	(766)	1,218	(274)
Interest expense	(65)	(65)	(194)	(197)
Other income/(loss), net	37	(1,167)	(18)	(1,118)
INCOME/(LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	390	(1,998)	1,006	(1,589)
(Provision for)/benefit from income taxes	(77)	322	(121)	248
INCOME/(LOSS) FROM OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	313	(1,676)	885	(1,341)
Interest in earnings of associates, net of tax	(7)	4	(8)	5
NET INCOME/(LOSS)	306	(1,672)	877	(1,336)
Income attributable to non-controlling interests	(2)	(3)	(7)	(8)
NET INCOME/(LOSS) ATTRIBUTABLE TO WTW	$304	$(1,675)	$870	$(1,344)

EARNINGS/(LOSS) PER SHARE
Basic earnings/(loss) per share	$3.12	$(16.44)	$8.80	$(13.11)
Diluted earnings/(loss) per share	$3.11	$(16.44)	$8.74	$(13.11)

Comprehensive income/(loss) before non-controlling interests	$303	$(1,561)	$1,326	$(1,290)
Comprehensive income attributable to non-controlling interests	(2)	(3)	(7)	(8)
Comprehensive income/(loss) attributable to WTW	$301	$(1,564)	$1,319	$(1,298)

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Balance Sheets

(In millions of U.S. dollars, except share data)

(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$1,895	$1,890
Fiduciary assets	9,967	9,504
Accounts receivable, net	2,189	2,494
Prepaid and other current assets	570	1,217
Total current assets	14,621	15,105
Fixed assets, net	686	661
Goodwill	8,936	8,799
Other intangible assets, net	1,185	1,295
Right-of-use assets	480	485
Pension benefits assets	589	530
Other non-current assets	942	806
Total non-current assets	12,818	12,576
TOTAL ASSETS	$27,439	$27,681
LIABILITIES AND EQUITY
Fiduciary liabilities	$9,967	$9,504
Deferred revenue and accrued expenses	1,868	2,211
Current debt	550	—
Current lease liabilities	123	118
Other current liabilities	735	765
Total current liabilities	13,243	12,598
Long-term debt	4,763	5,309
Liability for pension benefits	524	615
Provision for liabilities	369	341
Long-term lease liabilities	475	502
Other non-current liabilities	255	299
Total non-current liabilities	6,386	7,066
TOTAL LIABILITIES	19,629	19,664
COMMITMENTS AND CONTINGENCIES
EQUITY (i)
Additional paid-in capital	11,037	10,989
(Accumulated deficit)/retained earnings	(593)	109
Accumulated other comprehensive loss, net of tax	(2,709)	(3,158)
Total WTW shareholders’ equity	7,735	7,940
Non-controlling interests	75	77
Total equity	7,810	8,017
TOTAL LIABILITIES AND EQUITY	$27,439	$27,681

(i)
Equity includes (a) Ordinary shares $0.000304635 nominal value; Authorized 1,510,003,775; Issued 96,047,109 (2025) and 99,805,780 (2024); Outstanding 96,047,109 (2025) and 99,805,780 (2024) and (b) Preference shares, $0.000115 nominal value; Authorized 1,000,000,000 and Issued none in 2025 and 2024.

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Statements of Cash Flows

(In millions of U.S. dollars)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME/(LOSS)	$877	$(1,336)
Adjustments to reconcile net income to total net cash from operating activities:
Depreciation	167	176
Amortization	144	176
Impairment	—	1,042
Non-cash restructuring charges	—	17
Non-cash lease expense	71	76
Net periodic cost/(benefit) of defined benefit pension plans	100	(15)
Provision for doubtful receivables from clients	8	13
Benefit from deferred income taxes	(62)	(379)
Share-based compensation	104	85
(Gain)/loss on disposal of operations	(40)	1,190
Non-cash foreign exchange loss/(gain)	30	(25)
Other, net	34	32
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable	382	271
Other assets	(142)	(299)
Other liabilities	(689)	(159)
Provisions	20	48
Net cash from operating activities	1,004	913
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software	(166)	(189)
Acquisitions of operations, net of cash acquired	(14)	(28)
Contributions to investments in associates	(16)	—
Net proceeds from sale of operations	870	—
Cash and fiduciary funds transferred in sale of operations	(54)	—
Net purchases of held-to-maturity securities	(50)	—
Net purchases of available-for-sale securities	(40)	(13)
Net cash from/(used in) investing activities	530	(230)
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Senior notes issued	—	746
Debt issuance costs	—	(9)
Repayments of debt	(4)	(653)
Repurchase of shares	(1,300)	(506)
Net proceeds from fiduciary funds held for clients	343	934
Payments of deferred and contingent consideration related to acquisitions	(19)	(2)
Cash paid for employee taxes on withholding shares	(53)	(30)
Dividends paid	(269)	(265)
Acquisitions of and dividends paid to non-controlling interests	(9)	(10)
Net cash (used in)/from financing activities	(1,311)	205
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH (i)	223	888
Effect of exchange rate changes on cash, cash equivalents and restricted cash	202	32
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD (i)	4,998	3,792
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (i)	$5,423	$4,712

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

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Statements of Changes in Equity

(In millions of U.S. dollars and number of shares in thousands)

(Unaudited)

	Nine Months Ended September 30, 2025
	Shares outstanding	Additional paid-in capital	Retained earnings/ (accumulated deficit)	AOCL (i)	Total WTW shareholders’ equity	Non-controlling interests	Total equity
Balance as of December 31, 2024	99,806	$10,989	$109	$(3,158)	$7,940	$77	$8,017
Shares repurchased	(607)	—	(200)	—	(200)	—	(200)
Net income	—	—	235	—	235	4	239
Dividends declared ($0.92 per share)	—	—	(93)	—	(93)	—	(93)
Other comprehensive income	—	—	—	223	223	—	223
Issuance of shares under employee stock compensation plans	12	—	—	—	—	—	—
Share-based compensation and net settlements	—	33	—	—	33	—	33
Foreign currency translation	—	(5)	—	—	(5)	—	(5)
Balance as of March 31, 2025	99,211	$11,017	$51	$(2,935)	$8,133	$81	$8,214
Shares repurchased	(1,615)	—	(500)	—	(500)	—	(500)
Net income	—	—	331	—	331	1	332
Dividends declared ($0.92 per share)	—	—	(88)	—	(88)	—	(88)
Dividends attributable to non-controlling interests	—	—	—	—	—	(2)	(2)
Other comprehensive income	—	—	—	229	229	—	229
Issuance of shares under employee stock compensation plans	257	—	—	—	—	—	—
Share-based compensation and net settlements	—	5	—	—	5	—	5
Foreign currency translation	—	(10)	—	—	(10)	—	(10)
Balance as of June 30, 2025	97,853	$11,012	$(206)	$(2,706)	$8,100	$80	$8,180
Shares repurchased	(1,848)	—	(600)	—	(600)	—	(600)
Net income	—	—	304	—	304	2	306
Dividends declared ($0.92 per share)	—	—	(91)	—	(91)	—	(91)
Dividends attributable to non-controlling interests	—	—	—	—	—	(4)	(4)
Other comprehensive loss	—	—	—	(3)	(3)	—	(3)
Issuance of shares under employee stock compensation plans	42	—	—	—	—	—	—
Share-based compensation and net settlements	—	26	—	—	26	—	26
Reduction of non-controlling interests (ii)	—	—	—	—	—	(3)	(3)
Foreign currency translation	—	(1)	—	—	(1)	—	(1)
Balance as of September 30, 2025	96,047	$11,037	$(593)	$(2,709)	$7,735	$75	$7,810

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

The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that can be expected for the entire year. The Company experiences seasonal fluctuations of its revenue. Revenue is typically higher during the Company’s first and fourth quarters due primarily to the timing of broking-related activities. The results reflect certain estimates and assumptions made by management, including those estimates used in calculating acquisition consideration and fair value of tangible and intangible assets and acquisition-related liabilities, professional liability claims, estimated bonuses, valuation of billed and unbilled receivables, and anticipated tax liabilities that affect the amounts reported in the condensed consolidated financial statements and related notes.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which is intended to improve guidance on the measurement of credit losses for accounts receivable and contract assets. This ASU provides an optional practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets. The requirements for this ASU become effective for the Company on January 1, 2026. Early adoption is permitted and the guidance is applied prospectively to estimates of expected credit losses on asset balances prepared after the date of adoption. The Company does not intend to early-adopt this ASU and does not expect the ASU to have a material impact on its condensed consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which is intended to clarify and modernize the accounting for costs related to internal-use software. This ASU changes capitalization requirements from being tied to development stages and instead creates a capitalization threshold which is achieved when it is probable the software will be completed for its intended purpose. The annual and interim requirements for this ASU become effective for the Company on January 1, 2028. Early adoption is permitted and may be applied using a prospective, retrospective, or modified transition approach. The Company is assessing all aspects of the ASU, including adoption timing and transition method, and the expected impact on its condensed consolidated financial statements.

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

H.R. 1

On July 4, 2025, the ‘Act to provide for reconciliation pursuant to title II of H. Con. Res. 14’ (‘H.R. 1’) was enacted into law and generally becomes effective on January 1, 2026, with certain exceptions. H.R. 1 included numerous changes to existing tax law affecting businesses, including extending and modifying certain key provisions of the Tax Cuts and Jobs Act of 2017, both domestic and international, expanding certain Investment Retirement Account incentives while accelerating the phase-out of others. The Company will continue to evaluate the overall impact of H.R. 1 and related regulations on our operations and tax positions and does not expect H.R. 1 to have a material impact on its financial results of operations.

Note 3 — Acquisitions and Divestitures

The Company completed acquisitions, including acquisitions of assets, and made contributions to interests in associates accounted for under the equity method of accounting, for combined cash payments of $30 million during the nine months ended September 30, 2025. Additionally, the Company disposed of a business and had disposal price and other adjustments to the prior-year sale of TRANZACT resulting in a gain of $40 million for the nine months ended September 30, 2025.

Note 4 — Revenue

Disaggregation of Revenue

The Company reports revenue by segment in Note 5 — Segment Information. The following tables present revenue by service offering and segment, as well as reconciliations to total revenue for the three and nine months ended September 30, 2025 and 2024. Along with reimbursable expenses and other, total revenue by service offering represents our revenue from customer contracts.

	Three Months Ended September 30,
	HWC		R&B		Corporate (i)		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Broking	$121	$262	$794	$744	$—	$—	$915	$1,006
Consulting	714	653	104	93	—	—	818	746
Outsourced administration	282	268	17	16	—	—	299	284
Other	136	134	58	53	—	—	194	187
Total revenue by service offering	1,253	1,317	973	906	—	—	2,226	2,223
Reimbursable expenses and other (i)	16	17	3	3	(5)	(5)	14	15
Total revenue from customer contracts	$1,269	$1,334	$976	$909	$(5)	$(5)	$2,240	$2,238
Interest and other income	8	11	34	34	6	6	48	51
Total revenue	$1,277	$1,345	$1,010	$943	$1	$1	$2,288	$2,289

	Nine Months Ended September 30,
	HWC		R&B		Corporate (i)		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Broking	$417	$876	$2,430	$2,264	$—	$—	$2,847	$3,140
Consulting	2,097	1,966	322	294	1	1	2,420	2,261
Outsourced administration	790	791	55	63	—	—	845	854
Other	277	262	188	180	—	—	465	442
Total revenue by service offering	3,581	3,895	2,995	2,801	1	1	6,577	6,697
Reimbursable expenses and other (i)	51	49	9	9	(2)	(3)	58	55
Total revenue from customer contracts	$3,632	$3,944	$3,004	$2,810	$(1)	$(2)	$6,635	$6,752
Interest and other income	25	29	86	96	26	18	137	143
Total revenue	$3,657	$3,973	$3,090	$2,906	$25	$16	$6,772	$6,895

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

Interest and other income is included in segment revenue and total revenue, however it has been presented separately in the above tables because it does not arise directly from contracts with customers. The significant components of interest and other income are as follows for the periods presented above:

	Three Months Ended September 30,
	HWC		R&B		Corporate		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Book-of-business settlements	$—	$3	$6	$4	$—	$—	$6	$7
Interest income	8	8	28	29	6	6	42	43
Other income	—	—	—	1	—	—	—	1
Total interest and other income	$8	$11	$34	$34	$6	$6	$48	$51

	Nine Months Ended September 30,
	HWC		R&B		Corporate		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Book-of-business settlements	$2	$3	$9	$8	$—	$—	$11	$11
Interest income	22	26	73	86	26	18	121	130
Other income	1	—	4	2	—	—	5	2
Total interest and other income	$25	$29	$86	$96	$26	$18	$137	$143

The following tables present revenue from service offerings by the geography where our work was performed for the three and nine months ended September 30, 2025 and 2024. Reconciliations to total revenue on our condensed consolidated statements of comprehensive income and to segment revenue are shown in the tables above.

	Three Months Ended September 30,
	HWC		R&B		Corporate		Total
	2025	2024	2025	2024	2025	2024	2025	2024
North America	$719	$830	$365	$364	$—	$—	$1,084	$1,194
Europe	400	362	457	397	—	—	857	759
International	134	125	151	145	—	—	285	270
Total revenue by geography	$1,253	$1,317	$973	$906	$—	$—	$2,226	$2,223

	Nine Months Ended September 30,
	HWC		R&B		Corporate		Total
	2025	2024	2025	2024	2025	2024	2025	2024
North America	$2,029	$2,480	$1,092	$1,056	$1	$—	$3,122	$3,536
Europe	1,183	1,069	1,449	1,317	—	1	2,632	2,387
International	369	346	454	428	—	—	823	774
Total revenue by geography	$3,581	$3,895	$2,995	$2,801	$1	$1	$6,577	$6,697

Contract Balances

The Company reports accounts receivable, net on the condensed consolidated balance sheets, which includes billed and unbilled receivables and current contract assets. In addition to accounts receivable, net, the Company had the following non-current contract assets and deferred revenue balances at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Billed receivables, net of allowance for doubtful accounts of $33 million and $36 million	$1,538	$1,604
Unbilled receivables	557	569
Current contract assets	94	321
Accounts receivable, net	$2,189	$2,494
Non-current accounts receivable, net	$37	$18
Deferred revenue	$717	$732

During the three and nine months ended September 30, 2025, revenue of $51 million and $513 million, respectively, was recognized that was reflected as deferred revenue at December 31, 2024. During the three months ended September 30, 2025, revenue of $314 million was recognized that was reflected as deferred revenue at June 30, 2025.

During the three and nine months ended September 30, 2025, the Company recognized revenue of $4 million and $5 million, respectively, related to performance obligations satisfied prior to 2025.

Performance Obligations

The Company has contracts for which performance obligations have not been satisfied as of September 30, 2025 or have been partially satisfied as of this date. The following table shows the expected timing for the satisfaction of the remaining performance obligations. This table does not include contract renewals or variable consideration, which was excluded from the transaction prices in accordance with the guidance on constraining estimates of variable consideration.

In addition, in accordance with ASC 606, Revenue From Contracts With Customers (‘ASC 606’), the Company has elected not to disclose the remaining performance obligations when one or both of the following circumstances apply:

•
Performance obligations which are part of a contract that has an original expected duration of less than one year, and
•
Performance obligations satisfied in accordance with ASC 606-10-55-18 (‘right to invoice’).

	Remainder of 2025	2026	2027 onward	Total
Revenue expected to be recognized on contracts as of September 30, 2025	$179	$631	$807	$1,617

Since most of the Company’s contracts are cancellable with less than one year’s notice and have no substantive penalty for cancellation, the majority of the Company’s remaining performance obligations as of September 30, 2025 have been excluded from the table above.

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

The following table presents segment revenue, segment expenses and segment operating income for our reportable segments for the three months ended September 30, 2025 and 2024.

	Three Months Ended September 30,
	HWC		R&B		Total
	2025	2024	2025	2024	2025	2024
Segment revenue excluding interest income	$1,253	$1,320	$979	$911	$2,232	$2,231
Interest income	8	8	28	29	36	37
Total segment revenue	1,261	1,328	1,007	940	2,268	2,268

Other segment expense	869	968	808	758	1,677	1,726
Depreciation	31	31	10	12	41	43
Total segment expense	900	999	818	770	1,718	1,769

Segment operating income	$361	$329	$189	$170	$550	$499

The following table presents segment revenue, segment expenses and segment operating income for our reportable segments for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
	HWC		R&B		Total
	2025	2024	2025	2024	2025	2024
Segment revenue excluding interest income	$3,584	$3,898	$3,008	$2,811	$6,592	$6,709
Interest income	22	26	73	86	95	112
Total segment revenue	3,606	3,924	3,081	2,897	6,687	6,821

Other segment expense	2,560	2,890	2,414	2,287	4,974	5,177
Depreciation	94	93	30	35	124	128
Total segment expense	2,654	2,983	2,444	2,322	5,098	5,305

Segment operating income	$952	$941	$637	$575	$1,589	$1,516

The following table presents reconciliations of the information reported by segment to the Company’s condensed consolidated statements of comprehensive income amounts reported for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Total segment revenue	$2,268	$2,268	$6,687	$6,821
Reimbursable expenses and other	20	21	85	74
Revenue	$2,288	$2,289	$6,772	$6,895

Total segment operating income	$550	$499	$1,589	$1,516
Impairment (i)	—	(1,042)	—	(1,042)
Amortization	(47)	(56)	(144)	(176)
Restructuring costs (ii)	—	(8)	—	(29)
Transaction and transformation (iii)	(2)	(74)	(4)	(296)
Unallocated, net (iv)	(83)	(85)	(223)	(247)
Income from operations	418	(766)	1,218	(274)
Interest expense	(65)	(65)	(194)	(197)
Other income/(loss), net	37	(1,167)	(18)	(1,118)
Income/(loss) from operations before income taxes and interest in earnings of associates	$390	$(1,998)	$1,006	$(1,589)

(i)
Represents the non-cash goodwill impairment associated with our Benefits, Delivery and Administration reporting unit related to the sale of our TRANZACT business.
(ii)
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

Below are our revenue (on the basis of where the work was performed) and tangible long-lived assets for Ireland, our country of domicile, countries with significant concentrations and all other foreign countries as of and for the periods ended as indicated:

	Revenue				Long-Lived Assets (i)
	Three months ended September 30,		Nine months ended September 30,		September 30,	December 31,
	2025	2024	2025	2024	2025	2024
Ireland	$33	$31	$105	$99	$8	$8

United States	999	1,166	2,977	3,405	283	307
United Kingdom	539	465	1,499	1,345	519	490
Rest of World	717	627	2,191	2,046	356	341
Total Foreign Countries	2,255	2,258	6,667	6,796	1,158	1,138
	$2,288	$2,289	$6,772	$6,895	$1,166	$1,146

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

Certain costs under the Transformation program were accounted for under ASC 420, Exit or Disposal Cost Obligation, and are included as restructuring costs in the condensed consolidated statements of comprehensive income. Restructuring costs were $8 million and $29 million for the three and nine months ended September 30, 2024, respectively. Other costs incurred under the Transformation program are included in transaction and transformation and were $67 million and $272 million during the three and nine months ended September 30, 2024, respectively.

A rollforward of the liability associated with cash-based charges related to restructuring costs associated with the Transformation program, including costs paid and payable following the Transformation program’s conclusion on December 31, 2024, is as follows:

	Real estate rationalization	Technology modernization	Process optimization	Other	Total
Balance at December 31, 2024	3	2	—	—	5
Cash payments	(3)	(2)	—	—	(5)
Balance at September 30, 2025	$—	$—	$—	$—	$—

Note 7 — Income Taxes

Provision for income taxes for the three months ended September 30, 2025 was $77 million compared to a benefit from income taxes of $322 million for the three months ended September 30, 2024. Provision for income taxes for the nine months ended September 30, 2025 was $121 million compared to a benefit from income taxes of $248 million for the nine months ended September 30, 2024. The effective tax rates were 19.7% and 12.0% for the three and nine months ended September 30, 2025, respectively, and 16.1% and 15.6% for the three and nine months ended September 30, 2024, respectively. These effective tax rates are calculated using extended values from our condensed consolidated statements of comprehensive income and are therefore more precise tax rates than can be calculated from rounded values. The prior-year effective tax rate for the three months ended September 30, 2024 was lower due to deferred tax benefits recognized on the gross-up to carrying value of net assets to be disposed and a deferred tax benefit of $56 million, net of a $37 million valuation allowance, on the expected tax loss associated with the sale of our TRANZACT business. The current-year effective tax rate for the nine months ended September 30, 2025 is lower due to favorable discrete tax items, primarily related to provision-to-tax return adjustments.

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

The Company records valuation allowances against net deferred tax assets based on whether it is more likely than not that the deferred tax assets will be realized. We have liabilities for uncertain tax positions under ASC 740, Income Taxes of $52 million, excluding interest and penalties. The Company believes the outcomes that are reasonably possible within the next 12 months may result in a reduction in the liability for uncertain tax positions of approximately $1 million to $24 million, excluding interest and penalties.

Note 8 — Goodwill and Other Intangible Assets

The components of goodwill are outlined below for the nine months ended September 30, 2025:

	HWC	R&B	Total
Balance at December 31, 2024:
Goodwill, gross	$7,276	$2,796	$10,072
Accumulated impairment losses	(911)	(362)	(1,273)
Goodwill, net - December 31, 2024	6,365	2,434	8,799
Goodwill acquired	—	9	9
Foreign exchange	41	87	128
Balance at September 30, 2025:
Goodwill, gross	7,317	2,892	10,209
Accumulated impairment losses	(911)	(362)	(1,273)
Goodwill, net - September 30, 2025	$6,406	$2,530	$8,936

Other Intangible Assets

The following table reflects changes in the net carrying amounts of the components of finite-lived intangible assets for the nine months ended September 30, 2025:

	Client relationships	Software	Trademark and trade name	Total
Balance at December 31, 2024:
Intangible assets, gross	$3,135	$730	$1,036	$4,901
Accumulated amortization	(2,497)	(727)	(382)	(3,606)
Intangible assets, net - December 31, 2024	638	3	654	1,295
Intangible assets acquired	10	—	—	10
Amortization	(110)	(2)	(32)	(144)
Foreign exchange	24	—	—	24
Balance at September 30, 2025:
Intangible assets, gross	3,237	750	1,041	5,028
Accumulated amortization	(2,675)	(749)	(419)	(3,843)
Intangible assets, net - September 30, 2025	$562	$1	$622	$1,185

The weighted-average remaining life of amortizable intangible assets at September 30, 2025 was 10.9 years.

The table below reflects the future estimated amortization expense for amortizable intangible assets for the remainder of 2025 and for subsequent years:

Amortization
Remainder of 2025	$46
2026	171
2027	155
2028	138
2029	116
Thereafter	559
Total	$1,185

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

These derivatives were designated as hedging instruments and at September 30, 2025 and December 31, 2024 had total notional amounts of $141 million and $176 million, respectively, with a net fair value asset of $3 million and a net fair value liability of $2 million, respectively.

At September 30, 2025, the Company estimates, based on current exchange rates, there will be $2 million of net derivative gains on forward exchange rates reclassified from accumulated other comprehensive loss into earnings within the next twelve months as the forecast transactions affect earnings. At September 30, 2025, our longest outstanding maturity was 1.7 years.

The effects of the material derivative instruments that are designated as hedging instruments on the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2025 and 2024 are below. Amounts pertaining to the ineffective portion of hedging instruments and those excluded from effectiveness testing were immaterial for the three and nine months ended September 30, 2025 and 2024.

	(Loss)/gain recognized in OCI (effective element)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Forward exchange contracts	$(3)	$5	$7	$5

Location of gain/(loss) reclassified from Accumulated OCL into income (effective element)	Gain/(loss) reclassified from Accumulated OCL into income (effective element)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$—	$—	$—	$(1)
Salaries and benefits	—	—	1	2
Other income/(loss), net	1	—	2	—
	$1	$—	$3	$1

The Company engages in intercompany borrowing and lending between subsidiaries, primarily through its in-house banking operations which give rise to foreign exchange exposures. The Company mitigates these risks through the use of short-term foreign currency forward and swap transactions that offset the underlying exposure created when the borrower and lender have different functional currencies. These derivatives are not generally designated as hedging instruments, and at September 30, 2025 and December 31, 2024, we had notional amounts of $737 million and $1.2 billion, respectively, with net fair value liabilities of $3 million for both periods presented. Such derivatives typically mature within three months.

The effects of derivatives that have not been designated as hedging instruments on the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2025 and 2024 are as follows (see Note 16 — Other Income/(Loss), Net for the net foreign currency impact on the Company’s condensed consolidated statements of comprehensive income which includes the results of the offset of underlying exposures):

		(Loss)/gain recognized in income
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments:	Location of (loss)/gain recognized in income	2025	2024	2025	2024
Forward exchange contracts	Other income/(loss), net	$(2)	$(4)	$9	$(12)

Note 10 — Debt

Current debt consists of the following:

	September 30, 2025	December 31, 2024
4.400% senior notes due 2026	$550	$—
	$550	$—

Long-term debt consists of the following:

	September 30, 2025	December 31, 2024
Revolving $1.5 billion credit facility (i)	$—	$—
4.400% senior notes due 2026	—	549
4.650% senior notes due 2027	748	746
4.500% senior notes due 2028	598	598
2.950% senior notes due 2029	725	725
5.350% senior notes due 2033	743	742
6.125% senior notes due 2043	272	272
5.050% senior notes due 2048	396	396
3.875% senior notes due 2049	543	543
5.900% senior notes due 2054	738	738
	$4,763	$5,309

(i)
The Company’s new $1.5 billion revolving credit facility expires on October 17, 2030 (see Note 20 — Subsequent Event for further information).

At September 30, 2025 and December 31, 2024, we were in compliance with all financial covenants.

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

The following tables present our assets and liabilities measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024:

		Fair Value Measurements on a Recurring Basis at September 30, 2025
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds/exchange traded funds (i)	Prepaid and other current assets and Other non-current assets	$144	$—	$—	$144
	Fiduciary assets	423	—	—	423
Commingled funds (i) (ii)	Prepaid and other current assets and Other non-current assets	—	—	—	30
Hedge funds (i) (iii)	Prepaid and other current assets and Other non-current assets	—	—	—	27
Derivatives:
Derivative financial instruments (iv)	Prepaid and other current assets and Other non-current assets	$—	$4	$—	$4
Liabilities:
Contingent consideration:
Contingent consideration (v) (vi)	Other current liabilities and Other non-current liabilities	$—	$—	$13	$13
Derivatives:
Derivative financial instruments (iv)	Other current liabilities and Other non-current liabilities	$—	$4	$—	$4

		Fair Value Measurements on a Recurring Basis at December 31, 2024
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds/exchange traded funds (i)	Prepaid and other current assets and Other non-current assets	$108	$—	$—	$108
	Fiduciary assets	337	—	—	337
Commingled funds (i) (ii)	Other non-current assets	—	—	—	18
Hedge funds (i) (iii)	Other non-current assets	—	—	—	17
Derivatives:
Derivative financial instruments (iv)	Prepaid and other current assets and Other non-current assets	$—	$1	$—	$1
Liabilities:
Contingent consideration:
Contingent consideration (v)	Other current liabilities and Other non-current liabilities	$—	$—	$39	$39
Derivatives:
Derivative financial instruments (iv)	Other current liabilities and Other non-current liabilities	$—	$6	$—	$6

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
(v)
Probability weightings are based on our knowledge of the past and planned performance of the acquired entity to which the contingent consideration applies. The fair value weighted-average discount rates used in our material contingent consideration calculations were 11.00% and 13.43% at September 30, 2025 and December 31, 2024, respectively. Using different probability weightings and discount rates could result in an increase or decrease of the contingent consideration payable.
(vi)
Consideration due to be paid across multiple years until 2029.

The following table summarizes the change in fair value of the Level 3 liabilities:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	September 30, 2025
Balance at December 31, 2024	$39
Obligations assumed	4
Payments	(33)
Realized and unrealized losses (i)	1
Foreign exchange	2
Balance at September 30, 2025	$13

(i)
Realized and unrealized losses include accretion and adjustments to contingent consideration liabilities, which are included within Interest expense and Other operating expenses, respectively, on the condensed consolidated statements of comprehensive income.

There were no significant transfers to or from Level 3 in the nine months ended September 30, 2025

Held-to-Maturity Securities

During the nine months ended September 30, 2025, the Company invested $50 million in debt securities, which it intends to hold to maturity. The following table summarizes the types of holdings and related values:

Held-to-Maturity Securities	Corporate securities
Amortized cost basis	$50
Allowance for credit losses	—
Net carrying amount	50
Gross unrealized gains	1
Gross unrealized losses	—
Aggregate fair value	$51

Non-recurring Fair Value Measurement

The Company has assets that may be required to be recorded at fair value on a non-recurring basis. These assets are evaluated when certain triggering events occur (including the planned disposal of a business or a decrease in estimated future cash flows) that indicate their carrying amounts may not be recoverable.

Fair Value Information about Financial Instruments Not Measured at Fair Value

The following tables present our assets and liabilities not measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Note receivable (i)	$—	$—	$74	$70
Held-to-maturity securities:
Due in one year or less	$5	$6	$—	$—
Due in one year through five years	$44	$44	$—	$—
Due in greater than five years	$1	$1	$—	$—
Liabilities:
Current debt	$550	$550	$—	$—
Long-term debt	$4,763	$4,653	$5,309	$5,052

(i)
The note receivable was settled with the Company on April 30, 2025.

The carrying value of our revolving credit facility approximates its fair value. The fair values above, which exclude accrued interest, are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instruments. The fair values of our held-to-maturity securities are considered Level 1 financial instruments as they are based on quoted market prices in active markets. The fair values of our respective senior notes and short-term note receivable are considered Level 2 financial instruments as they are corroborated by observable market data.

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

Components of Net Periodic Benefit (Income)/Cost for Defined Benefit Pension Plans

The following tables set forth the components of net periodic benefit (income)/cost for the Company’s defined benefit pension plans for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025			2024
	U.S.	U.K.	Other	U.S.	U.K.	Other
Service cost	$10	$1	$3	$11	$1	$4
Interest cost	32	31	7	49	29	7
Expected return on plan assets	(51)	(44)	(12)	(76)	(40)	(11)
Settlements	1	—	—	—	—	—
Amortization of net loss	7	16	1	9	14	—
Amortization of prior service credit	—	(2)	—	—	(3)	1
Net periodic benefit cost/(income)	$(1)	$2	$(1)	$(7)	$1	$1

	Nine Months Ended September 30,
	2025			2024
	U.S.	U.K.	Other	U.S.	U.K.	Other
Service cost	$30	$4	$10	$32	$4	$12
Interest cost	100	91	20	147	86	20
Expected return on plan assets	(157)	(131)	(34)	(227)	(119)	(32)
Settlements	83	3	—	—	—	—
Amortization of net loss	23	47	1	27	41	1
Amortization of prior service credit	—	(4)	—	—	(9)	1
Net periodic benefit (income)/cost	$79	$10	$(3)	$(21)	$3	$2

Employer Contributions to Defined Benefit Pension Plans

The Company did not make any contributions to its U.S. plans during the nine months ended September 30, 2025 and currently does not anticipate making contributions over the remainder of the fiscal year. The Company made contributions of $1 million to its U.K. plans for the nine months ended September 30, 2025 and anticipates making additional contributions of $1 million for the remainder of the fiscal year. The Company made contributions of $6 million to its other plans for the nine months ended September 30, 2025 and anticipates making additional contributions of less than $1 million for the remainder of the fiscal year.

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

Defined Contribution Plans

The Company had defined contribution plan expense of $39 million and $120 million during the three and nine months ended September 30, 2025, respectively, and $43 million and $128 million during the three and nine months ended September 30, 2024, respectively.

Note 13 — Leases

The following tables present lease costs recorded on our condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Finance lease cost:
Amortization of right-of-use assets	$—	$—	$1	$1
Interest on lease liabilities	1	1	1	1
Operating lease cost	29	31	88	102
Variable lease cost	10	11	25	41
Sublease income	(11)	(5)	(24)	(15)
Total lease cost, net	$29	$38	$91	$130

The total lease cost is recognized in different locations in our condensed consolidated statements of comprehensive income. Amortization of the finance lease ROU assets is included in depreciation, while the interest cost component of these finance leases is included in interest expense. All other costs are included in other operating expenses, with the exception of $4 million and $21 million incurred during the three and nine months ended September 30, 2024, respectively, that were included in restructuring costs (see Note 6 — Restructuring Costs) that primarily related to the acceleration of amortization of certain abandoned ROU assets and the payment of early termination fees.

Note 14 — Commitments and Contingencies

Indemnification Agreements

WTW has various agreements with third parties pursuant to which it may be obligated to indemnify the other party to the agreement with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business and in connection with the purchase and sale of certain businesses, including the completed sale of the TRANZACT business. It is not possible to predict the maximum potential amount of future payments that may become due under these indemnification agreements because of the conditional nature of the Company’s obligations, the limited history of prior indemnification claims, and the unique facts of each particular agreement and each indemnification provision therein (even where such indemnification provisions are subject to a maximum liability limit). As of September 30, 2025, we have not incurred a material loss with respect to the indemnification of such third parties. In addition, as of September 30, 2025, we do not believe that any potential liability that may arise from such indemnity obligations is probable or will be material.

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

Errors and omissions claims, lawsuits and other proceedings arising in the ordinary course of business are covered in part by professional indemnity or other appropriate insurance. The terms of this insurance vary by policy year. Regarding self-insured risks, the Company has established provisions which are believed to be adequate in light of current information and legal advice, or, in certain cases, where a range of loss exists, the Company accrues the minimum amount in the range if no amount within the range is a better estimate than any other amount. The Company adjusts such provisions from time to time according to developments. See Note 15 — Supplementary Information for Certain Balance Sheet Accounts for the amounts accrued at September 30, 2025 and December 31, 2024 in the condensed consolidated balance sheets.

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

Note 15 — Supplementary Information for Certain Balance Sheet Accounts

Additional details of specific balance sheet accounts are detailed below.

Prepaid and other current assets consist of the following:

	September 30, 2025	December 31, 2024
Prepayments and accrued income	$126	$123
Deferred contract costs	87	85
Derivatives and investments	6	1
Deferred compensation plan assets	34	18
Corporate income and other taxes	210	106
Earnout receivable	—	750
Short-term note receivable	—	74
Held-to-maturity securities	5	—
Available-for-sale securities	25	—
Other current assets	77	60
Total prepaid and other current assets	$570	$1,217

Other non-current assets consist of the following:

	September 30, 2025	December 31, 2024
Prepayments and accrued income	$19	$17
Deferred contract costs	163	155
Deferred compensation plan assets	118	111
Deferred tax assets	234	238
Accounts receivable, net	37	18
Investment in associates	100	84
Other investments	87	73
Held-to-maturity securities	45	—
Insurance recovery receivables	84	76
Other non-current assets	55	34
Total other non-current assets	$942	$806

Deferred revenue and accrued expenses consist of the following:

	September 30, 2025	December 31, 2024
Accounts payable, accrued liabilities and deferred revenue	$962	$1,053
Accrued discretionary and incentive compensation	588	835
Accrued vacation	202	154
Accrued 401(k) contributions	43	63
Other employee-related liabilities	73	106
Total deferred revenue and accrued expenses	$1,868	$2,211

Provision for liabilities consists of the following:

	September 30, 2025	December 31, 2024
Claims, lawsuits and other proceedings	$307	$284
Other provisions	62	57
Total provision for liabilities	$369	$341

Other non-current liabilities consist of the following:

	September 30, 2025	December 31, 2024
Deferred and long-term compensation plan liabilities	$100	$98
Contingent and deferred consideration on acquisitions	11	8
Liabilities for uncertain tax positions	42	75
Deferred tax liabilities	38	45
Finance leases	—	2
Other non-current liabilities	64	71
Total other non-current liabilities	$255	$299

Note 16 — Other Income/(Loss), Net

Other income/(loss), net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Gain/(loss) on disposal of operations	$26	$(1,190)	$40	$(1,190)
Net periodic pension and postretirement benefit credits/(costs) (i)	12	22	(50)	65
Foreign exchange (loss)/gain (ii)	(2)	(2)	(11)	2
Other	1	3	3	5
Other income/(loss), net	$37	$(1,167)	$(18)	$(1,118)

(i)
For the nine months ended September 30, 2025, includes a pension settlement charge of $82 million. See Note 12 — Retirement Benefits.
(ii)
Includes the offsetting effects of the Company's foreign currency hedging program. See Note 9 — Derivative Financial Instruments.

Note 17 — Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of non-controlling interests, and net of tax are provided in the following table for the three and nine months ended September 30, 2025 and 2024. This table excludes amounts attributable to non-controlling interests, which are not material for further disclosure.

	Foreign currency translation		Derivative instruments (i)		Defined pension and post-retirement benefit costs		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Quarter-to-date activity:
Balance at June 30, 2025 and 2024, respectively	$(704)	$(909)	$14	$11	$(2,016)	$(2,023)	$(2,706)	$(2,921)
Other comprehensive (loss)/income before reclassifications	(20)	94	(1)	2	2	—	(19)	96
(Gain)/loss reclassified from accumulated other comprehensive loss (net of income tax benefit of $6 and $5, respectively)	—	—	(2)	—	18	15	16	15
Net current-period other comprehensive (loss)/income	(20)	94	(3)	2	20	15	(3)	111
Balance at September 30, 2025 and 2024, respectively	$(724)	$(815)	$11	$13	$(1,996)	$(2,008)	$(2,709)	$(2,810)

Year-to-date activity:
Balance at December 31, 2024 and 2023, respectively	$(1,020)	$(816)	$7	$11	$(2,145)	$(2,051)	$(3,158)	$(2,856)
Other comprehensive income before reclassifications	296	1	7	3	93	—	396	4
(Gain)/loss reclassified from accumulated other comprehensive loss (net of income tax benefit of $18 and $14, respectively)	—	—	(3)	(1)	56	43	53	42
Net current-period other comprehensive income	296	1	4	2	149	43	449	46
Balance at September 30, 2025 and 2024, respectively	$(724)	$(815)	$11	$13	$(1,996)	$(2,008)	$(2,709)	$(2,810)

(i)
Reclassification adjustments from accumulated other comprehensive loss related to derivative instruments are included in Revenue and Salaries and benefits in the accompanying condensed consolidated statements of comprehensive income. See Note 9 — Derivative Financial Instruments for additional details regarding the reclassification adjustments for the derivative settlements.

Note 18 — Earnings/(Loss) Per Share

Basic and diluted earnings/(loss) per share are calculated by dividing net income/(loss) attributable to WTW by the average number of ordinary shares outstanding during each period. The computation of diluted earnings/(loss) per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue shares were exercised or converted into shares or resulted in the issuance of shares that then shared in the net income of the Company.

At September 30, 2025 and 2024, there were 0.3 million and 0.5 million restricted time-based stock units outstanding, respectively, and 0.6 million restricted performance-based stock units outstanding for both periods presented. The Company had no time-based share options or performance-based share options outstanding at September 30, 2025 and 2024.

Basic and diluted earnings/(loss) per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income/(loss) attributable to WTW	$304	$(1,675)	$870	$(1,344)

Basic average number of shares outstanding	98	102	99	103
Dilutive effect of potentially issuable shares	—	—	1	—
Diluted average number of shares outstanding	98	102	100	103

Basic earnings/(loss) per share	$3.12	$(16.44)	$8.80	$(13.11)
Dilutive effect of potentially issuable shares	(0.01)	—	(0.06)	—
Diluted earnings/(loss) per share	$3.11	$(16.44)	$8.74	$(13.11)

There were no anti-dilutive restricted stock units for the three months ended September 30, 2025. For the nine months ended September 30, 2025, 0.1 million restricted stock units were not included in the computation of the dilutive effect of potentially issuable shares because their effect was anti-dilutive. There were no anti-dilutive options for the three and nine months ended

September 30, 2025. The dilutive effect of potentially issuable shares was not computed for the three and nine months ended September 30, 2024 as the Company reported a net loss within its condensed consolidated statements of comprehensive income.

Note 19 — Supplemental Disclosures of Cash Flow Information

Supplemental disclosures regarding cash flow information are as follows:

	Nine months ended September 30,
	2025	2024
Supplemental disclosures of cash flow information:
Cash and cash equivalents	$1,895	$1,372
Fiduciary funds (included in fiduciary assets)	3,528	3,340
Total cash, cash equivalents and restricted cash	$5,423	$4,712

Decrease in cash, cash equivalents and other restricted cash	$(66)	$(54)
Increase in fiduciary funds	289	942
Total	$223	$888

Note 20 — Subsequent Event

On October 17, 2025, Trinity Acquisition plc entered into a third amended and restated revolving credit facility (the ‘Third A&R RCF’) for $1.5 billion that will mature on October 17, 2030. The Third A&R RCF supersedes and replaces the Company’s previous $1.5 billion revolving credit facility which was due to expire in October 2026.

Borrowing costs under the Third A&R RCF differ if the borrowing is a ‘base rate’ borrowing or a ‘Term Benchmark’ borrowing, both as defined in the Third A&R RCF, and equal the sum of the relevant benchmark plus a margin based on the Company’s senior unsecured long-term debt rating as described below:

•
For base rate borrowings, the benchmark rate will be the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50%, and (c) the term secured overnight financing rate (‘Term SOFR’, as further defined in the Third A&R RCF) plus 1.0%. The margin on the base rate benchmark is 0.00% to 0.375% depending on the Company’s senior unsecured long-term debt rating.
•
For Term Benchmark or Daily Simple Risk-Free Rate (‘RFR’) borrowings, the rate will be the applicable secured overnight financing rate (‘SOFR’, as further defined in the Third A&R RCF) or Daily Simple RFR (as applicable based on the currency of the borrower) plus a margin of 0.75% to 1.375% depending on the Company’s guaranteed unsecured long-term debt rating.

The Third A&R RCF also carries a commitment (unused) fee of 0.065% to 0.15%, which is also based on the Company’s senior unsecured long-term debt rating.

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

Executive Overview

Impact of Market Conditions on Our Business

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

Within our insurance and brokerage business, due to the cyclical nature of the insurance market and the impact of other market conditions on insurance premiums, commission revenue may vary widely between accounting periods. A period of low or declining premium rates, generally known as a ‘soft’ or ‘softening’ market, generally leads to downward pressure on commission revenue and can have a material adverse impact on our revenue and operating margin. A ‘hard’ or ‘firming’ market, during which premium rates rise, generally has a favorable impact on our revenue and operating margin. Rates, however, vary by geography, industry and client segment. As a result, and due to the global and diverse nature of our business, we view rates in the aggregate. Overall, at the time of filing this Quarterly Report, we are seeing a softening market.

Market conditions in the broking industry in which we operate are generally defined by factors such as the strength of the various geographical economies which we serve around the world, insurance rate movements, and insurance and reinsurance buying patterns of our clients.

The markets for our consulting, technology and solutions, and marketplace services are affected by economic, regulatory and legislative changes, technological developments, and increased competition from established and new competitors. We believe that the primary factors in selecting a human resources or risk management consulting company include reputation, the ability to provide measurable increases to shareholder value and return on investment, global scale, quality of service and the ability to tailor services to clients’ unique needs. In that regard, we are focused on developing and implementing technology, data and analytic solutions for both internal operations and for maintaining industry standards and meeting client preferences. We have made such investments from time to time and may decide, based on perceived business needs, to make investments in the future that may be different from past practice or our current expectations.

With regard to the market for exchanges, we believe that clients base their decisions on a variety of factors that include the role of health care coverage in recruiting/retaining employees and transitioning employees to retirement, the availability of price competitive individual insurance policies, the array of coverage choices available through the exchange provider and its ability to deliver measurable cost savings for corporate clients, and to both execute efficiently and deliver high quality service. Since the individual insurance market for Medicare policies is well-established and a significant portion of corporate employers have already implemented an exchange for their Medicare retirees, growth in this population segment will be derived from public employers and educational and other not-for-profit institutions. This growth may be more episodic in nature. Growth in other population segments is likely to remain low unless a more competitive individual insurance market emerges for these segments.

Risks and Uncertainties of the Economic Environment

U.S. and global markets are continuing to experience uncertainty, volatility and disruption as a result of uncertain macroeconomic conditions including tariff actions and uncertainties relating to global trade, fluctuations in currency exchange rates, volatility in debt and equity markets, uncertainty around interest rates, softening consumer confidence and labor markets, the implementation of a broad range of U.S. policy changes, and the ongoing Russia-Ukraine and other geopolitical conflicts and tensions. Although the length and impact of these situations are highly unpredictable, the ongoing uncertainty and volatility of the global economy and capital markets, which has resulted in persistent inflation and fluctuating interest rates in many of the markets in which we operate, could accelerate recessionary pressures and continue to lead to further market disruptions. Further, in addition to the direct impact of the continuing dynamic tariff environment on our business (which we do not expect to be significant, so long as retaliatory actions do not extend to services), recent U.S. legislation and other U.S. federal government actions continue to create uncertainty for the business as well as accounting and tax matters. Other indirect impacts from changes in tariffs or from legislative or regulatory developments, such as changes in consumer sentiment, trade relations, economic activity, disruption of U.S. federal government operations, willingness to do business with U.S.-listed firms, inflationary pressures and employee distraction, among others, could negatively affect our business, operations and financial condition.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	($ in millions, except per share data)
Revenue	$2,288	100%	$2,289	100%	$6,772	100%	$6,895	100%
Costs of providing services
Salaries and benefits	1,413	62%	1,396	61%	4,186	62%	4,135	60%
Other operating expenses	352	15%	419	18%	1,053	16%	1,315	19%
Impairment	—	—%	1,042	46%	—	—%	1,042	15%
Depreciation	56	2%	60	3%	167	2%	176	3%
Amortization	47	2%	56	2%	144	2%	176	3%
Restructuring costs	—	—%	8	—%	—	—%	29	—%
Transaction and transformation	2	—%	74	3%	4	—%	296	4%
Total costs of providing services	1,870		3,055		5,554		7,169
Income/(loss) from operations	418	18%	(766)	(33)%	1,218	18%	(274)	(4)%
Interest expense	(65)	(3)%	(65)	(3)%	(194)	(3)%	(197)	(3)%
Other income/(loss), net	37	2%	(1,167)	(51)%	(18)	—%	(1,118)	(16)%
INCOME/(LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	390	17%	(1,998)	(87)%	1,006	15%	(1,589)	(23)%
(Provision for)/benefit from income taxes	(77)	(3)%	322	14%	(121)	(2)%	248	4%
Interest in earnings of associates, net of tax	(7)	—%	4	—%	(8)	—%	5	—%
Income attributable to non-controlling interests	(2)	—%	(3)	—%	(7)	—%	(8)	—%
NET INCOME/(LOSS) ATTRIBUTABLE TO WTW	$304	13%	$(1,675)	(73)%	$870	13%	$(1,344)	(19)%
Diluted earnings/(loss) per share	$3.11		$(16.44)		$8.74		$(13.11)

Consolidated Revenue

Revenue for both the three months ended September 30, 2025 and 2024 was $2.3 billion, a decrease of $1 million on an as-reported basis. Adjusting for the impacts of foreign currency and acquisitions and disposals, our organic revenue growth was 5% for the three months ended September 30, 2025. Revenue for the nine months ended September 30, 2025 was $6.8 billion, compared to $6.9 billion for the nine months ended September 30, 2024, a decrease of $123 million, or 2%, on an as-reported basis. Adjusting for the impacts of foreign currency and acquisitions and disposals, our organic revenue growth was 5% for the nine months ended September 30, 2025. The decreases in as-reported revenue were due primarily to the sale of our TRANZACT business on December 31, 2024. The increases in organic revenue were driven by strong performances in both segments. For additional information, please see the section entitled ‘Segment Revenue and Segment Operating Income’ elsewhere within this Item 2 of this Quarterly Report on Form 10-Q.

Our revenue can be materially impacted by changes in currency conversions, which can fluctuate significantly over the course of a calendar year. For the three months ended September 30, 2025, currency translation increased our consolidated revenue by $32 million. The primary currencies driving this change were the Euro and Pound Sterling. For the nine months ended September 30, 2025, currency translation increased our consolidated revenue by $26 million. The primary currencies driving this change were the Pound Sterling and Euro.

The following table details our top five markets based on the percentage of consolidated revenue (in U.S. dollars) from the countries where work was performed for the nine months ended September 30, 2025. These figures do not represent the currency of the related revenue, which is presented in the next table.

Geographic Region	% of Revenue
United States	44%
United Kingdom	22%
France	5%
Canada	3%
Germany	3%

The table below details the approximate percentage of our revenue and expenses by transactional currency for the nine months ended September 30, 2025.

Transactional Currency	Revenue	Expenses (i)
U.S. dollars	53%	47%
Pounds sterling	13%	20%
Euro	17%	14%
Other currencies	17%	19%

(i)
These percentages exclude certain expenses for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. These items include amortization of intangible assets.

The following tables set forth the total revenue for the three and nine months ended September 30, 2025 and 2024, and the components of the change in total revenue for the three and nine months ended September 30, 2025, as compared to the prior-year periods. The components of the revenue change may not add due to rounding.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Three Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2025	2024	Change	Impact	Change	Divestitures	Change (i)
	($ in millions)
Revenue	$2,288	$2,289	—%	1%	(1)%	(6)%	5%

				Components of Revenue Change
			As	Less:	Constant	Less:
	Nine Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2025	2024	Change	Impact	Change	Divestitures	Change (i)
	($ in millions)
Revenue	$6,772	$6,895	(2)%	—%	(2)%	(7)%	5%

(i)
Interest income did not contribute to organic change for the three and nine months ended September 30, 2025.

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

The following table sets forth HWC revenue for the three months ended September 30, 2025 and 2024, and the components of the change in revenue for the three months ended September 30, 2025 from the three months ended September 30, 2024.

				Components of Revenue Change
	Three Months Ended September 30,		As Reported	Less: Currency	Constant Currency	Less: Acquisitions/	Organic
	2025	2024	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue excluding interest income	$1,253	$1,320	(5)%	1%	(6)%	(11)%	4%
Interest income	8	8
Total segment revenue	$1,261	$1,328	(5)%	1%	(6)%	(11)%	4%

Segment operating income	$361	$329

HWC segment revenue for both the three months ended September 30, 2025 and 2024 was $1.3 billion. Health delivered organic revenue growth, with increases across all regions, partially offset by the headwind from the prior-year’s book-of-business settlement activity. Wealth generated organic revenue growth from strong levels of Retirement work in Great Britain and North America, as well as growth in our Investments business from new products and client wins. Career revenue growth is largely attributed to strong demand for advisory project work in Europe. A change in compensation survey delivery patterns moved some revenue from this quarter to the fourth quarter. Benefits Delivery & Outsourcing revenue increased due to strong levels of project and core administration work within Europe which was tempered by lower commission revenue in North America.

HWC segment operating income for the three months ended September 30, 2025 and 2024 was $361 million and $329 million, respectively. HWC segment operating income increased primarily from operating efficiencies.

The following table sets forth HWC segment revenue for the nine months ended September 30, 2025 and 2024 and the components of the change in revenue for the nine months ended September 30, 2025 from the nine months ended September 30, 2024.

				Components of Revenue Change
	Nine Months Ended September 30,		As Reported	Less: Currency	Constant Currency	Less: Acquisitions/	Organic
	2025	2024	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue excluding interest income	$3,584	$3,898	(8)%	—%	(8)%	(12)%	4%
Interest income	22	26
Total segment revenue	$3,606	$3,924	(8)%	—%	(9)%	(12)%	4%

Segment operating income	$952	$941

HWC segment revenue for the nine months ended September 30, 2025 and 2024 was $3.6 billion and $3.9 billion, respectively. Health delivered organic revenue growth in all regions, led by double-digit increases across International which benefited from strong new business and geographic expansion coupled with the ongoing appeal of our Global Benefits Management solution. Wealth generated organic revenue growth from higher levels of Retirement work globally, alongside growth in our Investments business. Career reported moderate revenue growth, largely driven by an uptick in advisory work in Europe. Benefits Delivery & Outsourcing increased primarily due to robust project and core administrative work in Europe, although this was partially offset by lower revenue in North America.

HWC segment operating income for the nine months ended September 30, 2025 and 2024 was $952 million and $941 million, respectively. HWC segment operating income increased primarily from operating efficiencies which were partially offset by the prior-year sale of TRANZACT.

Risk & Broking

The Risk & Broking (‘R&B’) segment provides a broad range of risk advice, insurance brokerage and consulting services to clients worldwide ranging from small businesses to multinational corporations. The segment comprises two primary businesses - Corporate Risk & Broking and Insurance Consulting and Technology.

The following table sets forth R&B revenue for the three months ended September 30, 2025 and 2024, and the components of the change in revenue for the three months ended September 30, 2025 from the three months ended September 30, 2024.

				Components of Revenue Change
	Three Months Ended September 30,		As Reported	Less: Currency	Constant Currency	Less: Acquisitions/	Organic
	2025	2024	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue excluding interest income	$979	$911	7%	2%	6%	—%	6%
Interest income	28	29
Total segment revenue	$1,007	$940	7%	2%	5%	—%	6%

Segment operating income	$189	$170

R&B segment revenue for the three months ended September 30, 2025 and 2024 was $1.0 billion and $940 million, respectively. Corporate Risk & Broking's organic revenue growth was primarily driven by new business and revenue recognized from project-based placements within the global specialty businesses, offsetting the negative impact of insurance rate headwinds. Insurance Consulting and Technology revenue was flat for the quarter as clients continued to manage spending more cautiously amid ongoing economic uncertainty.

R&B segment operating income for the three months ended September 30, 2025 and 2024 was $189 million and $170 million, respectively. R&B segment operating income increased due primarily to operating leverage driven by strong organic revenue growth and Transformation program savings, which were partially offset by headwinds from decreased interest income and foreign currency fluctuations.

The following table sets forth R&B segment revenue for the nine months ended September 30, 2025 and 2024 and the components of the change in revenue for the nine months ended September 30, 2025 from the nine months ended September 30, 2024.

				Components of Revenue Change
	Nine Months Ended September 30,		As Reported	Less: Currency	Constant Currency	Less: Acquisitions/	Organic
	2025	2024	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue excluding interest income	$3,008	$2,811	7%	—%	7%	—%	7%
Interest income	73	86
Total segment revenue	$3,081	$2,897	6%	—%	6%	—%	6%

Segment operating income	$637	$575

R&B segment revenue for the nine months ended September 30, 2025 and 2024 was $3.1 billion and $2.9 billion, respectively. Corporate Risk & Broking had organic revenue growth primarily driven by the success of our global lines, with higher levels of new business activity and revenue recognized from project-based placements within the global specialty businesses along with strong client retention across all regions. Insurance Consulting and Technology had organic revenue growth driven primarily by the Technology practice.

R&B segment operating income for the nine months ended September 30, 2025 and 2024 was $637 million and $575 million, respectively. R&B segment operating income increased due primarily to operating leverage driven by strong organic revenue growth and transformation savings which were partially offset by headwinds from decreased interest income and foreign currency fluctuations.

Costs of Providing Services

Total costs of providing services for the three months ended September 30, 2025 were $1.9 billion, compared to $3.1 billion for the three months ended September 30, 2024, a decrease of $1.2 billion, or 39%. Total costs of providing services for the nine months ended September 30, 2025 were $5.6 billion, compared to $7.2 billion for the nine months ended September 30, 2024, a decrease of $1.6 billion, or 23%. See the following discussion for further details.

Salaries and Benefits

Salaries and benefits for both the three months ended September 30, 2025 and 2024 were $1.4 billion, an increase of $17 million or 1%. The increase in the current year is primarily due to higher salary expense, driven by increased colleague headcount and cost-of-living compensation adjustments, and higher share-based compensation and benefit costs, partially offset by lower incentive costs. Salaries and benefits, as a percentage of revenue, represented 62% and 61% for the three months ended September 30, 2025 and 2024, respectively.

Salaries and benefits for the nine months ended September 30, 2025 were $4.2 billion, compared to $4.1 billion for the nine months ended September 30, 2024, an increase of $51 million or 1%. The increase in the current year is primarily due to higher salary expense, driven by increased colleague headcount and cost-of-living compensation adjustments, and higher share-based compensation costs, partially offset by lower incentive costs. Salaries and benefits, as a percentage of revenue, represented 62% and 60% for the nine months ended September 30, 2025 and 2024, respectively.

Other Operating Expenses

Other operating expenses for the three months ended September 30, 2025 were $352 million, compared to $419 million for the three months ended September 30, 2024, a decrease of $67 million or 16%. The decrease was primarily due to lower marketing expenses attributable to the sale of our TRANZACT business on December 31, 2024 and lower professional services costs for the current-year period as compared to the prior-year period.

Other operating expenses for the nine months ended September 30, 2025 were $1.1 billion, compared to $1.3 billion for the nine months ended September 30, 2024, a decrease of $262 million or 20%. The decrease was primarily due to lower marketing expenses attributable to the sale of our TRANZACT business on December 31, 2024, decreased office and technology expenses, and lower professional services and occupancy costs, partially offset by higher non-income-related tax expense for the current year as compared to the prior year.

Impairment

Impairment for both the three and nine months ended September 30, 2024 was $1.0 billion. Impairment was attributable to the goodwill impairment associated with our Benefits, Delivery and Administration (‘BDA’) reporting unit related to the sale of our TRANZACT business.

Depreciation

Depreciation for the three months ended September 30, 2025 was $56 million, compared to $60 million for the three months ended September 30, 2024, a decrease of $4 million or 7%. Depreciation for the nine months ended September 30, 2025 was $167 million, compared to $176 million for the nine months ended September 30, 2024, a decrease of $9 million or 5%. These decreases were primarily due to a lower depreciable base of assets resulting from disposals associated with the Company’s Transformation program that concluded in the fourth quarter of 2024 and a lower dollar value of assets placed in service during the past few years.

Amortization

Amortization for the three months ended September 30, 2025 was $47 million, compared to $56 million for the three months ended September 30, 2024, a decrease of $9 million or 16%. Amortization for the nine months ended September 30, 2025 was $144 million, compared to $176 million for the nine months ended September 30, 2024, a decrease of $32 million or 18%. These decreases were due in part to the disposal of intangible assets associated with the sale of our TRANZACT business. Our intangible amortization is generally more heavily weighted to the initial years of the useful lives of the related intangibles, and therefore amortization related to intangible assets has decreased and will continue to decrease over time.

Restructuring Costs

Restructuring costs for the three and nine months ended September 30, 2024 were $8 million and $29 million, respectively, and primarily related to the real estate rationalization component of our completed Transformation program.

Transaction and Transformation

Transaction and transformation costs for the three months ended September 30, 2025 were $2 million, compared to $74 million for the three months ended September 30, 2024, a decrease of $72 million. Transaction and transformation costs for the nine months ended September 30, 2025 were $4 million, compared to $296 million for the nine months ended September 30, 2024, a decrease of $292 million. Transaction and transformation costs in the current year were comprised of transaction-related costs, and costs incurred in the prior year primarily included consulting and compensation costs related to our completed Transformation program.

Income/(Loss) from Operations

Income from operations for the three months ended September 30, 2025 was $418 million, compared to a loss of $766 million for the three months ended September 30, 2024, an increase of $1.2 billion. This increase resulted primarily from the current-year absence of impairment expense associated with the prior-year sale of our TRANZACT business, lower transformation and transaction costs due to the completion of our Transformation program during the fourth quarter of 2024, and lower marketing expenses for the current-year period.

Income from operations for the nine months ended September 30, 2025 was $1.2 billion, compared to a loss of $274 million for the nine months ended September 30, 2024, an increase of $1.5 billion. This increase resulted primarily from the current-year absence of impairment expense associated with the prior-year sale of our TRANZACT business, lower transformation and transaction costs due to the completion of our Transformation program during the fourth quarter of 2024, lower marketing expenses and decreased office and technology expenses in the current year, partially offset by lower revenue due to the prior-year sale of our TRANZACT business.

Interest Expense

Interest expense for both the three months ended September 30, 2025 and 2024 was $65 million. Interest expense for the nine months ended September 30, 2025 was $194 million as compared to $197 million for the nine months ended September 30, 2024, a decrease of $3 million or 2%. The year-over-year decrease was primarily due to a lower average level of indebtedness in the current year.

Other Income/(Loss), Net

Other income/(loss), net for the three months ended September 30, 2025 was income of $37 million, compared to a loss of $1.2 billion for the three months ended September 30, 2024, an increase of $1.2 billion. Other income/(loss), net for the nine months ended September 30, 2025 was a loss of $18 million, compared to a loss of $1.1 billion for the nine months ended September 30, 2024, an increase of $1.1 billion. These increases were primarily due to gains on disposals of operations in the current year, as compared to the significant loss on disposal in the prior year, which was attributable to the sale of our TRANZACT business, partially offset by lower pension income, which was a result of a significant pension settlement in the current year.

(Provision for)/Benefit from Income Taxes

Provision for income taxes for the three months ended September 30, 2025 was $77 million, compared to a benefit from income taxes of $322 million for the three months ended September 30, 2024, an increase of $399 million. The effective tax rate was 19.7% for the three months ended September 30, 2025, and 16.1% for the three months ended September 30, 2024. Provision for income taxes for the nine months ended September 30, 2025 was $121 million, compared to a benefit from income taxes of $248 million for the nine months ended September 30, 2024, an increase of $369 million. The effective tax rate was 12.0% for the nine months ended September 30, 2025 and 15.6% for the nine months ended September 30, 2024. These effective tax rates are calculated using extended values from our condensed consolidated statements of comprehensive income and are therefore more precise tax rates than can be calculated from rounded values. The prior-year effective tax rate for the three months ended September 30, 2024 was lower due to deferred tax benefits recognized on the gross-up to carrying value of net assets to be disposed and a deferred tax benefit of $56 million, net of a $37 million valuation allowance, on the expected tax loss associated with the sale of our TRANZACT business. The current-year effective tax rate for the nine months ended September 30, 2025 is lower due to favorable discrete tax items, primarily related to provision-to-tax return adjustments.

Net Income/(Loss) Attributable to WTW

Net income attributable to WTW for the three months ended September 30, 2025 was $304 million, compared to a net loss of $1.7 billion for the three months ended September 30, 2024, an increase of $2.0 billion. This increase resulted primarily from the current-year absence of loss on disposal and impairment expense associated with the sale of our TRANZACT business in the prior-year period, partially offset by higher tax expense due to prior-year tax benefits attributable to the losses associated with the sale.

Net income attributable to WTW for the nine months ended September 30, 2025 was $870 million, compared to a net loss of $1.3 billion for the nine months ended September 30, 2024, an increase of $2.2 billion. This increase resulted primarily from the current-year absence of loss on disposal and impairment expense associated with the sale of our TRANZACT business in the prior-year period, lower transformation and transaction costs due to the completion of our Transformation program during the fourth quarter of 2024, and lower marketing expenses for the current year, partially offset by higher tax expense due to prior-year tax benefits attributable to the losses associated with the TRANZACT sale as well as lower revenue due to the sale.

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

Based on our current balance sheet and cash flows, current market conditions and information available to us at this time, we believe that WTW has access to sufficient liquidity to meet our cash needs, including debt repayment, for the next twelve months. Including our cash generated from operations, our liquidity also includes all of the borrowing capacity available to draw against our recently-amended and restated $1.5 billion revolving credit facility (see Note 20 — Subsequent Event in Part I, Item 1 ‘Financial Statements’ in this Quarterly Report on Form 10-Q for further information). The use of these funds includes investments in the business for growth, scheduled debt repayments, share repurchases, dividend payments and general corporate purposes. Additionally, under our minority ownership interest in a joint venture with Bain Capital, in connection with which we re-entered the reinsurance broking space during the fourth quarter of 2024, we have an option to acquire a controlling interest in the joint venture in the future. Given the initial funding needs of a start-up venture, we expect to make certain capital contributions from time to time resulting in a reduction to earnings until such time as the joint venture generates sufficient revenue to be profitable.

During the nine months ended September 30, 2025, we repurchased $1.3 billion of our outstanding shares and have authorization to repurchase an additional $1.6 billion under our share repurchase program (as further described below under ‘Share Repurchase Program’). We consider many factors, including market and economic conditions, applicable legal requirements and other business considerations, when considering whether to repurchase shares. Our Share Repurchase Program has no termination date and may be suspended or discontinued at any time.

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

Cash and Cash Equivalents

Our cash and cash equivalents at September 30, 2025 and December 31, 2024 totaled $1.9 billion. The significant changes in cash from December 31, 2024 to September 30, 2025 were due primarily to $1.0 billion of net cash from operations, receipt of the $750 million earnout related to the 2021 divestiture of Willis Re and $62 million associated with the settlement of a note receivable related to the sale of our Max Matthiessen subsidiary in 2020, partially offset by cash outflows of $1.3 billion of share repurchases, $269 million of dividend payments and $166 million of capital expenditures and capitalized software additions.

Additionally, at both September 30, 2025 and December 31, 2024, we had all of the borrowing capacity available to draw against our $1.5 billion revolving credit facility, which was amended and restated on October 17, 2025 (see Note 20 – Subsequent Event in Part I, Item 1 ‘Financial Statements’ of this Quarterly Report on Form 10-Q for additional information about the new revolving credit facility).

Included within cash and cash equivalents at September 30, 2025 and December 31, 2024 are amounts held for regulatory capital adequacy requirements, including $105 million and $104 million, respectively, within our regulated U.K. entities.

Summarized Condensed Consolidated Cash Flows

The following table presents the summarized condensed consolidated cash flow information for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
	(in millions)
Net cash from/(used in):
Operating activities	$1,004	$913
Investing activities	530	(230)
Financing activities	(1,311)	205
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH (i)	223	888
Effect of exchange rate changes on cash, cash equivalents and restricted cash	202	32
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD (i)	4,998	3,792
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (i)	$5,423	$4,712

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

Cash Flows From Operating Activities

Cash flows from operating activities were $1.0 billion for the nine months ended September 30, 2025, compared to cash flows from operating activities of $913 million for the nine months ended September 30, 2024. The $1.0 billion of net cash from operating activities for the nine months ended September 30, 2025 included net income of $877 million and $556 million of favorable non-cash adjustments, partially offset by unfavorable changes in operating assets and liabilities of $429 million. This increase in cash flows from operations as compared to the prior year was primarily driven by operating margin expansion and lower Transformation program residual cash outflows.

The $913 million of net cash from operating activities for the nine months ended September 30, 2024 included $2.4 billion of favorable non-cash adjustments, partially offset by a net loss of $1.3 billion and unfavorable changes in operating assets and liabilities of $139 million.

Cash Flows From/(Used In) Investing Activities

Cash flows from investing activities for the nine months ended September 30, 2025 were $530 million as compared to cash flows used in investing activities of $230 million for the nine months ended September 30, 2024. The cash flows from investing activities in the current year consisted primarily of net proceeds from sales of operations resulting from divestitures that occurred in prior years. These inflows were partially offset by capital expenditures, including software additions, our net purchases of held-to-maturity and available-for-sale securities and cash and fiduciary fund transfers.

The cash flows used in investing activities for the nine months ended September 30, 2024 consisted primarily of capital expenditures and capitalized software additions.

Cash Flows (Used In)/From Financing Activities

Cash flows used in financing activities for the nine months ended September 30, 2025 were $1.3 billion. The significant financing activities included share repurchases of $1.3 billion and dividend payments of $269 million, partially offset by net proceeds from fiduciary funds held for clients of $343 million.

Cash flows from financing activities for the nine months ended September 30, 2024 were $205 million. The significant financing activities included net proceeds from fiduciary funds held for clients of $934 million and $84 million of net proceeds from the issuance of debt, partially offset by share repurchases of $506 million and dividend payments of $265 million.

Indebtedness

Total debt, total equity, and the capitalization ratios at September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
	($ in millions)
Long-term debt	$4,763	$5,309
Current debt	550	—
Total debt	$5,313	$5,309

Total WTW shareholders’ equity	$7,735	$7,940

Capitalization ratio	40.7%	40.1%

At September 30, 2025, our mandatory debt repayments over the next twelve months include $550 million outstanding on our 4.400% senior notes, which will mature during the first quarter of 2026. In addition, our $1.5 billion revolving credit facility, which was set to expire on October 6, 2026, was replaced on October 17, 2025 by our third amended and restated $1.5 billion revolving credit facility (see Note 20 – Subsequent Event in Part I, Item 1 ‘Financial Statements’ of this Quarterly Report on Form 10-Q for further information).

For more information regarding our current and long-term debt, please see ‘Supplemental Guarantor Financial Information’ elsewhere within this Item 2 of this Quarterly Report on Form 10-Q.

At September 30, 2025 and December 31, 2024, we were in compliance with all financial covenants.

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

At September 30, 2025 and December 31, 2024, we had fiduciary funds of $4.0 billion and $3.4 billion, respectively.

Share Repurchase Program

The Company is authorized to repurchase shares, by way of redemption or otherwise, and will consider whether to do so from time to time, based on many factors, including market conditions. There are no expiration dates for our repurchase plans or programs.

On November 20, 2024, the board of directors approved a $1.0 billion increase to the existing share repurchase program. Additionally, on September 16, 2025, the board of directors approved a $1.5 billion increase to the existing share repurchase program. These increases brought the total approved authorization, since the announcement of the program on April 20, 2016, to $11.7 billion.

At September 30, 2025, approximately $1.6 billion remained on the current repurchase authority. The maximum number of shares that could be repurchased based on the closing price of our ordinary shares on September 30, 2025 of $345.45 was 4,752,506.

During the three and nine months ended September 30, 2025, the Company had the following share repurchase activity:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Shares repurchased	1,848,098	4,069,746
Average price per share	$324.66	$319.43
Aggregate repurchase cost (excluding broker costs)	$600 million	$1.3 billion

Capital Commitments

The Company’s capital expenditures for fixed assets, capitalized software and software for internal use were $166 million during the nine months ended September 30, 2025. The Company estimates that there will be additional such expenditures in the range of $60 million - $85 million during the remainder of 2025. We currently expect cash from operations to adequately provide for these cash needs. There have been no material changes to our capital commitments since December 31, 2024.

Dividends

Total cash dividends of $269 million were paid during the nine months ended September 30, 2025. In August 2025, the board of directors approved a quarterly cash dividend of $0.92 per share ($3.68 per share annualized rate), which was paid on October 15, 2025 to shareholders of record as of September 30, 2025.

Supplemental Guarantor Financial Information

As of September 30, 2025, WTW has issued the following debt securities (the ‘notes’):

a)
Willis North America Inc. (‘Willis North America’) has approximately $4.5 billion senior notes outstanding, of which $1.0 billion were issued on September 10, 2018, $1.0 billion were issued on September 10, 2019, $275 million were issued on May 29, 2020, $750 million were issued on May 19, 2022, $750 million were issued on May 17, 2023 and $750 million were issued on March 5, 2024; and
b)
Trinity Acquisition plc has approximately $825 million senior notes outstanding, of which $275 million were issued on August 15, 2013 and $550 million were issued on March 22, 2016, and a recently-amended and restated $1.5 billion revolving credit facility, on which no balance was outstanding, nor on the prior facility, at September 30, 2025.

The following table presents a summary of the entities that issue each note and those wholly-owned subsidiaries of the Company that guarantee each respective note on a joint and several basis as of September 30, 2025. These subsidiaries are all consolidated by Willis Towers Watson plc (the ‘parent company’) and together with the parent company comprise the ‘Obligor group’. On December 16, 2024, TA I Limited, Willis Towers Watson UK Holdings Limited and Willis Netherlands Holdings B.V. ceased to be guarantors of our notes and are no longer part of the Obligor group, following the transfer of their respective properties and assets to other existing guarantors within the Obligor group. Further, Willis Towers Watson UK Holdings Limited was released from its guarantees under our credit agreement. TA I Limited and Willis Netherlands Holdings B.V. are not guarantors under our amended and restated credit agreement (see Note 20 – Subsequent Event in Part I, Item 1 ‘Financial Statements’ of this Quarterly Report on Form 10-Q for further information).

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

Each member of the Obligor group has only a stockholder’s claim on the assets of the non-guarantor subsidiaries. This stockholder’s claim is junior to the claims that creditors have against those non-guarantor subsidiaries. Holders of the notes will only be creditors of the Obligor group and not creditors of the non-guarantor subsidiaries. As a result, all of the existing and future liabilities of the non-guarantor subsidiaries, including any claims of trade creditors and preferred stockholders, will be structurally senior to the notes. As of and for the periods ended September 30, 2025 and December 31, 2024, the non-guarantor subsidiaries represented substantially all of the total assets and accounted for substantially all of the total revenue of the Company prior to consolidating adjustments. The non-guarantor subsidiaries have other liabilities, including contingent liabilities that may be significant. Each indenture does not contain any limitations on the amount of additional debt that the Obligor group and the non-guarantor subsidiaries may incur. The amounts of this debt could be substantial, and this debt may be debt of the non-guarantor subsidiaries, in which case this debt would be effectively senior in right of payment to the notes.

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

Intercompany balances and transactions between members of the Obligor group have been eliminated. All intercompany balances and transactions between the Obligor group and the non-guarantor subsidiaries have been presented in the disclosures below on a net presentation basis, rather than a gross basis, as this better reflects the nature of the intercompany positions and presents the funding or funded position that is to be received or owed. The intercompany balances and transactions between the Obligor group and non-guarantor subsidiaries, presented below, relate to a number of items including loan funding for acquisitions and other purposes, transfers of surplus cash between subsidiary companies, funding provided for working capital purposes, settlement of expense accounts, transactions related to share-based payment arrangements and share issuances, intercompany royalty and related arrangements, intercompany dividends and intercompany interest. At September 30, 2025 and December 31, 2024, the intercompany balances of the Obligor group with non-guarantor subsidiaries were net receivables of $441 million and $1.0 billion, respectively, and net payables of $15.9 billion and $15.1 billion, respectively.

No balances or transactions of non-guarantor subsidiaries are presented in the disclosures other than the intercompany items noted above.

Presented below is certain summarized financial information for the Obligor group.

`	As of September 30, 2025	As of December 31, 2024
	(in millions)
Total current assets	$474	$290
Total non-current assets	509	1,050
Total current liabilities	7,566	6,254
Total non-current liabilities	13,898	14,442

Nine months ended September 30, 2025
(in millions)
Revenue	$1,496
Income from operations	1,332
Income from operations before income taxes (i)	506
Net income	688
Net income attributable to WTW	688

(i)
Includes intercompany expense, net of the Obligor group from non-guarantor subsidiaries of $428 million for the nine months ended September 30, 2025.

Non-GAAP Financial Measures

In order to assist readers of our condensed consolidated financial statements in understanding the core operating results that WTW’s management uses to evaluate the business and for financial planning purposes, we present the following non-GAAP measures and their most directly comparable U.S. GAAP measure:

Most Directly Comparable U.S. GAAP Measure	Non-GAAP Measure
As reported change	Constant currency change
As reported change	Organic change
Income/(loss) from operations/margin	Adjusted operating income/margin
Net income/(loss)/margin	Adjusted EBITDA/margin
Net income/(loss) attributable to WTW	Adjusted net income
Diluted earnings/(loss) per share	Adjusted diluted earnings per share
Income/(loss) from operations before income taxes and interest in earnings of associates	Adjusted income before taxes
Provision for income taxes/U.S. GAAP tax rate	Adjusted income taxes/tax rate
Net cash from operating activities	Free cash flow

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

Reconciliations of the as-reported change to the constant currency and organic changes for the three and nine months ended September 30, 2025 from the three and nine months ended September 30, 2024 are as follows. The components of revenue change may not add due to rounding.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Three Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2025	2024	Change	Impact	Change	Divestitures	Change (i)
	($ in millions)
Revenue	$2,288	$2,289	—%	1%	(1)%	(6)%	5%

				Components of Revenue Change
			As	Less:	Constant	Less:
	Nine Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2025	2024	Change	Impact	Change	Divestitures	Change (i)
	($ in millions)
Revenue	$6,772	$6,895	(2)%	—%	(2)%	(7)%	5%

(i)
Interest income did not contribute to organic change for the three and nine months ended September 30, 2025.

For the three months ended September 30, 2025, our as-reported revenue decreased by $1 million and our organic revenue grew by 5%. For the nine months ended September 30, 2025, our as-reported revenue decreased by $123 million, or 2%, and our organic revenue grew by 5%. These decreases in as-reported revenue were due primarily to the sale of our TRANZACT business on December 31, 2024. The increases in organic revenue were driven by strong performances in both segments. For additional information, please see the section entitled ‘Segment Revenue and Segment Operating Income’ elsewhere within Item 2 of this Quarterly Report on Form 10-Q.

Adjusted Operating Income/Margin

We consider adjusted operating income/margin to be important financial measures, which are used internally to evaluate and assess our core operations and to benchmark our operating results against our competitors.

Adjusted operating income is defined as income/(loss) from operations adjusted for impairment, amortization, restructuring costs, transaction and transformation and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results. Adjusted operating income margin is calculated by dividing adjusted operating income by revenue.

Reconciliations of income/(loss) from operations to adjusted operating income for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	($ in millions)
Income/(loss) from operations	$418	$(766)	$1,218	$(274)
Adjusted for certain items:
Impairment	—	1,042	—	1,042
Amortization	47	56	144	176
Restructuring costs	—	8	—	29
Transaction and transformation	2	74	4	296
Provision for specified litigation matter (i)	—	—	—	13
Adjusted operating income	$467	$414	$1,366	$1,282

Income/(loss) from operations margin	18.3%	(33.5)%	18.0%	(4.0)%
Adjusted operating income margin	20.4%	18.1%	20.2%	18.6%

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

Adjusted operating income increased for the three months ended September 30, 2025 to $467 million, from $414 million for the three months ended September 30, 2024 and increased for the nine months ended September 30, 2025 to $1.4 billion from $1.3 billion for the nine months ended September 30, 2024. These increases resulted primarily from lower marketing expenses and decreased office and technology expenses in the current-year periods, partially offset by lower revenue due to the prior-year sale of our TRANZACT business.

Adjusted EBITDA/Margin

We consider adjusted EBITDA/margin to be important financial measures, which are used internally to evaluate and assess our core operations, to benchmark our operating results against our competitors and to evaluate and measure our performance-based compensation plans.

Adjusted EBITDA is defined as net income/(loss) adjusted for provision for/(benefit from) income taxes, interest expense, impairment, depreciation and amortization, restructuring costs, transaction and transformation, gains and losses on disposals of operations, net periodic pension and postretirement benefits, and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results. Adjusted EBITDA margin is calculated by dividing adjusted EBITDA by revenue.

Reconciliations of net income/(loss) to adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	($ in millions)
NET INCOME/(LOSS)	$306	$(1,672)	$877	$(1,336)
Provision for/(benefit from) income taxes	77	(322)	121	(248)
Interest expense	65	65	194	197
Impairment	—	1,042	—	1,042
Depreciation	56	60	167	176
Amortization	47	56	144	176
Restructuring costs	—	8	—	29
Transaction and transformation	2	74	4	296
Provision for specified litigation matter (i)	—	—	—	13
Net periodic pension and postretirement benefits	(12)	(22)	50	(65)
(Gain)/loss on disposal of operations	(26)	1,190	(40)	1,190
Adjusted EBITDA	$515	$479	$1,517	$1,470

Net income margin	13.4%	(73.0)%	13.0%	(19.4)%
Adjusted EBITDA margin	22.5%	20.9%	22.4%	21.3%

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

Adjusted EBITDA for the three months ended September 30, 2025 was $515 million, compared to $479 million for the three months ended September 30, 2024, and was $1.5 billion for both the nine months ended September 30, 2025 and 2024. These increases resulted primarily from lower marketing expenses and decreased office and technology expenses in the current-year periods, partially offset by lower revenue due to the prior-year sale of our TRANZACT business.

Adjusted Net Income and Adjusted Diluted Earnings Per Share

Adjusted net income is defined as net income/(loss) attributable to WTW adjusted for impairment, amortization, restructuring costs, transaction and transformation, gains and losses on disposals of operations, net periodic pension and postretirement benefits, and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results and the related tax effect of those adjustments and the tax effects of internal reorganizations. This measure is used solely for the purpose of calculating adjusted diluted earnings per share.

Adjusted diluted earnings per share is defined as adjusted net income divided by the weighted-average number of ordinary shares, diluted. Adjusted diluted earnings per share is used to internally evaluate and assess our core operations and to benchmark our operating results against our competitors.

Reconciliations of net income/(loss) attributable to WTW to adjusted diluted earnings per share for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	($ in millions)
NET INCOME/(LOSS) ATTRIBUTABLE TO WTW	$304	$(1,675)	$870	$(1,344)
Adjusted for certain items:
Impairment	—	1,042	—	1,042
Amortization	47	56	144	176
Restructuring costs	—	8	—	29
Transaction and transformation	2	74	4	296
Provision for specified litigation matter (i)	—	—	—	13
Net periodic pension and postretirement benefits	(12)	(22)	50	(65)
(Gain)/loss on disposal of operations	(26)	1,190	(40)	1,190
Tax effect on certain items listed above (ii)	(9)	(391)	(47)	(476)
Tax effect of significant adjustments	(5)	—	(79)	(7)
Adjusted net income	$301	$282	$902	$854

Weighted-average ordinary shares — diluted	98	102	100	103

Diluted earnings/(loss) per share	$3.11	$(16.44)	$8.74	$(13.11)
Adjusted for certain items (iii) :
Impairment	—	10.23	—	10.17
Amortization	0.48	0.55	1.45	1.72
Restructuring costs	—	0.08	—	0.28
Transaction and transformation	0.02	0.73	0.04	2.89
Provision for specified litigation matter (i)	—	—	—	0.13
Net periodic pension and postretirement benefits	(0.12)	(0.22)	0.50	(0.63)
(Gain)/loss on disposal of operations	(0.27)	11.68	(0.40)	11.61
Tax effect on certain items listed above (ii)	(0.09)	(3.84)	(0.47)	(4.64)
Tax effect of significant adjustments	(0.05)	—	(0.79)	(0.07)
Adjusted diluted earnings per share	$3.07	$2.77	$9.07	$8.33

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

Our adjusted diluted earnings per share increased for both the three and nine months ended September 30, 2025 as compared to the prior year primarily due to a lower weighted-average outstanding share count due to our share repurchase activity over the last year, and lower marketing expenses and decreased office and technology expenses in the current-year periods, partially offset by lower revenue due to the prior-year sale of our TRANZACT business.

Adjusted Income Before Taxes and Adjusted Income Taxes/Tax Rate

Adjusted income before taxes is defined as income/(loss) from operations before income taxes and interest in earnings of associates adjusted for impairment, amortization, restructuring costs, transaction and transformation, gains and losses on disposals of operations, net periodic pension and postretirement benefits, and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results. Adjusted income before taxes is used solely for the purpose of calculating the adjusted income tax rate.

Adjusted income taxes/tax rate is defined as the provision for/(benefit from) income taxes adjusted for taxes on certain items of impairment, amortization, restructuring costs, transaction and transformation, gains and losses on disposals of operations, net periodic pension and postretirement benefits, the tax effects of significant adjustments and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results, divided by adjusted income before taxes. Adjusted income taxes is used solely for the purpose of calculating the adjusted income tax rate.

Management believes that the adjusted income tax rate presents a rate that is more closely aligned to the rate that we would incur if not for the reduction of pre-tax income for the adjusted items and the tax effects of significant adjustments, which are not core to our current and future operations.

Reconciliations of income/(loss) from operations before income taxes and interest in earnings of associates to adjusted income before taxes and provision for/(benefit from) income taxes to adjusted income taxes for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	($ in millions)
INCOME/(LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	$390	$(1,998)	$1,006	$(1,589)
Adjusted for certain items:
Impairment	—	1,042	—	1,042
Amortization	47	56	144	176
Restructuring costs	—	8	—	29
Transaction and transformation	2	74	4	296
Provision for specified litigation matter (i)	—	—	—	13
Net periodic pension and postretirement benefits	(12)	(22)	50	(65)
(Gain)/loss on disposal of operations	(26)	1,190	(40)	1,190
Adjusted income before taxes	$401	$350	$1,164	$1,092

Provision for/(benefit from) income taxes	$77	$(322)	$121	$(248)
Tax effect on certain items listed above (ii)	9	391	47	476
Tax effect of significant adjustments	5	—	79	7
Adjusted income taxes	$91	$69	$247	$235

U.S. GAAP tax rate	19.7%	16.1%	12.0%	15.6%
Adjusted income tax rate	22.4%	19.7%	21.2%	21.5%

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

Our U.S. GAAP tax rates were 19.7% and 16.1% for the three months ended September 30, 2025 and 2024, respectively, and 12.0% and 15.6% for the nine months ended September 30 2025 and 2024, respectively. The prior-year effective tax rate for the three months ended September 30, 2024 was lower due to deferred tax benefits recognized on the gross-up to carrying value of net assets to be disposed and a deferred tax benefit of $56 million, net of a $37 million valuation allowance, on the expected tax loss associated with the sale of our TRANZACT business. The current-year effective tax rate for the nine months ended September 30, 2025 is lower due to favorable discrete tax items, primarily related to provision-to-tax return adjustments.

Our adjusted income tax rates were 22.4% and 19.7% for the three months ended September 30, 2025 and 2024, respectively, and 21.2% and 21.5% for the nine months ended September 30, 2025 and 2024, respectively. The current-year quarter’s adjusted tax rate is higher primarily due to the geographical distribution of profits. The adjusted tax rate for the first nine months ended September 30, 2025 is lower due to favorable discrete items, primarily related to provision-to-tax return adjustments, in comparison to the prior year.

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

Management believes that free cash flow presents the core operating performance and cash generating capabilities of our business operations.

Reconciliations of cash flows from operating activities to free cash flow for the nine months ended September 30, 2025 and 2024 are as follows:

	Nine Months Ended September 30
	2025	2024
	(in millions)
Cash flows from operating activities	$1,004	$913
Less: Additions to fixed assets and software	(166)	(189)
Free cash flow	$838	$724

The increase in free cash flow during the current-year period was primarily driven by operating margin expansion and lower Transformation program residual cash outflows.

Critical Accounting Estimates

There were no material changes from the Critical Accounting Estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 25, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have considered changes in our exposure to market risks during the nine months ended September 30, 2025 and have determined that there have been no material changes to our exposure to market risks from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 25, 2025. However, we have provided the following information to supplement or update our disclosures on our Form 10-K.

The Company has a global investment policy which is designed to ensure that we maintain diversification of our cash investments throughout the world in order to minimize the risk of loss due to a counterparty failure.

Interest Income on Fiduciary Funds

As described in our Annual Report on Form 10-K, we are exposed to interest rate risk. Specifically, as a result of our operating activities, we receive cash for premiums and claims which we deposit in high-quality bank term deposit and money market funds, on which we earn interest, where permitted. We also hold funds for clients of our benefits accounts businesses. For the benefit funds not invested, cash and cash equivalents are held, on which we earn interest, until the funds are directed by plan participants to either be invested in mutual funds or paid out on their behalf. This interest earned is included in our condensed consolidated financial statements as interest income. These funds are regulated in terms of access and the instruments in which they may be invested, most of which are short-term in maturity. Short-term rates in major currencies began to decrease over the second half of 2024 from end-of-2023 levels. This followed some steep central bank rate increases in 2023. Our increased interest income in 2024 reflected a combination of relatively high-average interest rates over the course of 2024 and some increases in our invested cash balances. Through the third quarter of 2025, although at levels below the same period in 2024, short-term rates have remained largely stable. Significant economic uncertainty prevails at this time, and the timing and magnitude of future central bank rate changes are uncertain. As to be expected, interest income in the future will be a function of the short-term rates we are able to obtain by currency and the cash balances available to invest. Interest income was $42 million and $121 million for the three and nine months ended September 30, 2025, respectively, and $43 million and $130 million for the three and nine months ended September 30, 2024, respectively. At September 30, 2025, we held $3.1 billion of fiduciary funds invested in interest-bearing accounts. If short-term interest rates increased or decreased by 25 basis points, interest earned on these invested fiduciary funds, and therefore our interest income recognized, would increase or decrease by approximately $8 million on an annualized basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (‘CEO’) and the Chief Financial Officer (‘CFO’), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘Exchange Act’). Based upon that evaluation, our management, including the CEO and CFO, concluded that the our disclosure controls and procedures are effective in providing reasonable assurance that the information required to be included in the periodic reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including the CEO and the CFO, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1 regarding our legal proceedings is incorporated by reference herein from Part I, Item 1 Note 14 — Commitments and Contingencies - Legal Proceedings of the notes to the condensed consolidated financial statements in this Quarterly Report for the quarter ended September 30, 2025.

ITEM 1A. RISK FACTORS

There are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K, filed with the SEC on February 25, 2025. We urge you to read the risk factors contained therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2025, no shares were issued by the Company without registration under the Securities Act of 1933, as amended.

(c) Issuer Purchases of Equity Securities

The Company is authorized to repurchase shares, by way of redemption or otherwise, and will consider whether to do so from time to time, based on many factors, including market conditions. There are no expiration dates for these repurchase plans or programs.

On November 20, 2024, the board of directors approved a $1.0 billion increase to the existing share repurchase program. Additionally, on September 16, 2025, the board of directors approved a $1.5 billion increase to the existing share repurchase program. These increases brought the total approved authorization, since the announcement of the program on April 20, 2016, to $11.7 billion.

The following table presents specified information about the Company’s repurchases of its shares in the third quarter of 2025 and the Company’s remaining repurchase authority.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2025 through July 31, 2025	434,164	$306.69	434,164	6,166,440
August 1, 2025 through August 31, 2025	987,291	$328.49	987,291	5,179,149
September 1, 2025 through September 30, 2025	426,643	$334.09	426,643	4,752,506
	1,848,098	$324.66	1,848,098

At September 30, 2025 the maximum number of shares that may yet be purchased under the existing share repurchase plan is 4,752,506, with approximately $1.6 billion remaining on the current open-ended repurchase authority granted by the board. An estimate of the maximum number of shares under the existing authorities was determined using the closing price of our ordinary shares on September 30, 2025 of $345.45.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) None.

(c) Rule 10b5-1 Trading Arrangements

For the quarter ended September 30, 2025, none of the Company’s directors and officers adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any ‘non-Rule 10b5-1 trading arrangement’ as defined under Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Schedule/ Form	Exhibit	Filing Date	Filed Herewith
10.1	Third Amended and Restated Credit Agreement, dated as of October 17, 2025, among, Trinity Acquisition plc and its indirect subsidiary, Willis North America Inc., Willis Towers Watson Public Limited Company, the lenders party thereto and Barclays Bank PLC, as administrative agent.	8-K	10.1	October 20, 2025
10.2	Third Amended and Restated Guaranty Agreement, dated as of October 17, 2025, among, Trinity Acquisition plc, Willis Towers Watson Public Limited Company, the other guarantors party thereto and Barclays Bank PLC, as administrative agent.	8-K	10.2	October 20, 2025
22.1	List of Issuers and Guarantor Subsidiaries.	10-K	22.1	February 25, 2025
31.1	Certification of the Registrant’s Chief Executive Officer, Carl A. Hess, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.				X
31.2	Certification of the Registrant’s Chief Financial Officer, Andrew J. Krasner, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.				X
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

Willis Towers Watson Public Limited Company
(Registrant)

/s/ Carl A. Hess		October 30, 2025
Name:	Carl A. Hess	Date
Title:	Chief Executive Officer

/s/ Andrew J. Krasner		October 30, 2025
Name:	Andrew J. Krasner	Date
Title:	Chief Financial Officer

/s/ Joseph S. Kurpis		October 30, 2025
Name:	Joseph S. Kurpis	Date
Title:	Principal Accounting Officer and Controller