Form 10-K
period 2025-12-31
WILLIS TOWERS WATSON PLC
filed 2026-02-25
CIK 1140536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting common equity held by non-affiliates of the Registrant, computed by reference to the last reported price at which the Registrant’s common equity was sold on June 30, 2025 (the last day of the Registrant’s most recently completed second quarter) was $29,918,279,975.

As of February 20, 2026, there were outstanding 94,545,903 ordinary shares, nominal value $0.000304635 per share, of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III will be incorporated by reference in accordance with Instruction G(3) to Form 10-K no later than 120 days after the end of the Company’s fiscal year.

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

INDEX TO FORM 10-K

For the year ended December 31, 2025

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

‘Towers Watson’	Towers Watson & Co. and its subsidiaries

‘TRANZACT’	TZ Holdings, Inc. and its subsidiaries, including MG LLC (doing business as TRANZACT)

‘U.S.’	United States

‘U.K.’	United Kingdom

‘Brexit’	The United Kingdom’s exit from the European Union, which occurred on January 31, 2020

‘E.U.’	European Union or European Union 27 (the number of member countries following the United Kingdom’s exit)

‘U.S. GAAP’	United States Generally Accepted Accounting Principles

‘FASB’	Financial Accounting Standards Board

‘ASC’	Accounting Standards Codification

‘ASU’	Accounting Standards Update

‘SEC’	United States Securities and Exchange Commission

‘EBITDA’	Earnings before Interest, Taxes, Depreciation and Amortization

Disclaimer Regarding Forward-looking Statements

We have included in this document ‘forward-looking statements’ within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. These forward-looking statements include information about possible or assumed future results of our operations or certain considerations relating to our future results. All statements, other than statements of historical facts, that address activities, events or developments that we expect or anticipate may occur in the future, including such things as: our outlook; the potential impact of natural or man-made disasters like health pandemics and other world health crises; the impact of macroeconomic trends, including inflation, changes in interest rates, trade policies and other geopolitical risks; future capital expenditures; ongoing working capital efforts; future share repurchases; financial results (including our revenue, costs or margins) and the impact of changes to tax laws on our financial results; existing and evolving business strategies; our indebtedness; our ability to execute strategic transactions, including both acquisitions and dispositions, including our ability to receive adequate consideration or any earnout proceeds in return for any dispositions or integrate or manage acquired businesses (such as our recent acquisition of Newfront Insurance Holdings, Inc. and our planned acquisition of Cushon) or effect internal reorganizations; demand for our services and competitive strengths; strategic goals; the benefits of new initiatives or investments in technology; growth of our business and operations; the sustained health of our product, service, transaction, client, and talent assessment and management pipelines; our ability to successfully manage ongoing leadership, organizational and technology changes, including investments in improving systems and processes; our cybersecurity and privacy processes; our ability to protect our intellectual property; our compliance with laws and regulations; risks associated with being an Irish-incorporated company; our recognition of future impairment charges; and plans and references to future successes, including our future financial and operating results, short-term and long-term financial goals, plans, objectives, expectations and intentions, including with respect to free cash flow generation, adjusted net income, adjusted operating margin and adjusted earnings per share, are forward-looking statements. Also, when we use words such as ‘may’, ‘will’, ‘would’, ‘anticipate’, ‘believe’, ‘estimate’, ‘expect’, ‘intend’, ‘plan’, ‘continues’, ‘seek’, ‘target’, ‘goal’, ‘focus’, ‘probably’, or similar expressions, we are making forward-looking statements. Such statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. All forward-looking disclosure is speculative by its nature.

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

PART I.

ITEM 1. BUSINESS

The Company

WTW is a leading global advisory, broking and solutions company that provides data-driven, insight-led solutions in the areas of people, risk and capital. Utilizing the global view and local expertise of our approximately 47,000 colleagues serving more than 140 countries and markets, we help organizations sharpen strategies, enhance resilience, motivate workforces and maximize performance. We design and deliver solutions that manage risk, optimize benefits, cultivate talent and expand the power of capital to protect and strengthen institutions and individuals. Working closely with our clients, we uncover opportunities for sustainable success.

Our clients operate on a global and local scale in a multitude of businesses and industries throughout the world and generally range in size from large, major multinational corporations to middle-market domestic and international companies. Our clients include many of the world’s leading corporations, including approximately 93% of the FTSE 100, 89% of the Fortune 1000, and 92% of the Fortune Global 500 companies. We also advise the majority of the world’s leading insurance companies. We work with major corporations, emerging growth companies, governmental agencies and not-for-profit institutions in a wide variety of industries, with many of our client relationships spanning decades. None of the Company’s clients individually represented more than 10% of its consolidated revenue for each of the years ended December 31, 2025, 2024 and 2023. We place insurance with approximately 2,500 insurance carriers, none of which individually accounted for a significant concentration of the total premiums we placed on behalf of our clients in 2025, 2024 or 2023.

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

General Information

WTW offers its clients a broad range of services and solutions designed to help them identify and control risks, while also enhancing business performance by improving their ability to attract, retain and engage a talented workforce. Our risk control services span from strategic risk consulting, including actuarial analysis and various due diligence services, to practical on-site support such as health and safety or property loss control consulting, alongside analytical and advisory services like hazard modeling and climate risk quantification. We also assist clients in planning for and managing incidents or crises through services like contingency planning, security audits and product tampering plans. To further enhance business performance, we deliver consulting services, technology and solutions that help clients anticipate, identify and capitalize on emerging opportunities in human capital management, as well as offer investment guidance to help them develop disciplined and efficient strategies to meet their financial goals.

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

We derive the majority of our revenue from either commissions or fees for brokerage or from consulting services. We do not determine the insurance premiums on which our commissions are generally based. Commission levels generally follow the same trend as premium levels as they are derived from a percentage of the premiums paid by the insureds. Fluctuations in these premiums charged by the insurance carriers can therefore have a direct and potentially material impact on our results of operations. Our fees for consulting services are spread across a variety of complementary businesses that generally remain steady during times of uncertainty. We have some businesses, such as our health and benefits and administration businesses, which can be counter cyclical during the early period of a significant economic change.

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

We believe we can achieve this through executing on three strategic objectives:

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
•
Optimize portfolio: By intentionally managing our portfolio through inorganic and organic investment in areas of strength and deepen our large and high-growth businesses with strategic investments in corporate risk and broking, health and benefits and wealth. Also, by divesting businesses that are no longer a strategic fit or do not align with our desired financial profile.

These objectives are enabled by a focused investment framework and capital allocation strategy.

Through this strategy, we aim to grow revenue, improve margins and increase free cash flow, EBITDA and earnings. In turn, we’ll be able to fulfill our shared company purpose: We transform tomorrows.

We care as much about how we work as we do about the impact that we make. This means commitment to our shared purpose and values, a foundational framework that guides how we run our business and serve our clients. Our values of client focus, teamwork, integrity, respect and excellence underpin all that we do, and how we behave and interact with each other, our clients and our partners.

For more information about risks to our strategic plans, see Part I, Item 1A Risk Factors of this Form 10-K.

Principal Services

We manage our business across two integrated reportable operating segments: Health, Wealth & Career and Risk & Broking. Below are the percentages of revenue generated by each segment for each of the years ended December 31, 2025, 2024 and 2023.

	Year ended December 31,
	2025	2024	2023
Health, Wealth & Career	55%	59%	60%
Risk & Broking	45%	41%	40%

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

Health

The Health & Benefits (‘H&B’) business provides strategy and design consulting, plan management service and support, broking and administration across the full spectrum of health, wellbeing and other group benefit programs, including medical, dental, disability, life, voluntary benefits and other coverage. Our reach extends from small/mid-market clients to large-market and multinational clients, across the full geographic footprint of the Company, and to most industries. We can address our clients’ needs in more than 160 countries.

Our colleagues help clients make strategic decisions on topics such as optimizing program spend; evaluating emerging vendors, point solutions and coverage options (including publicly-subsidized health insurance exchanges and private exchanges in the U.S.); and dealing with above-inflation-rate increases in healthcare costs. We also assist clients in selecting the appropriate insurance carriers to cover benefit risks and administer the programs. In addition to our consulting and broking services, we manage a number of collective purchasing initiatives, such as pharmacy and stop-loss, that allow employers to realize greater value from third-party service providers than they can achieve on their own.

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

Retirement — Our Retirement business provides actuarial support, plan design, and administrative services for all forms of pension and retirement savings plans. Our colleagues help clients assess the costs and risks of retirement plans on cash flow, earnings and the balance sheet, the effects of changing workforce demographics on their retirement plans, and retiree benefit adequacy and security. We offer clients a full range of integrated retirement consulting services and solutions to meet the needs of all types of employers. We help multinationals coordinate plan design and actuarial services across their complex global plans. We bring in-depth data analysis and perspective to their decision-making process as we have tracked the retirement designs and financing strategies of companies around the world over many decades.

For clients that want to outsource some or all of their pension plan management, we offer broking services as well as integrated solutions that can combine investment discretionary management, pension administration, core actuarial services, and communication and change management assistance.

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

Revenue for our career-related businesses is partly seasonal in nature, with heightened activity in the second half of the calendar year during the annual compensation, benefits and survey cycles. While these businesses enjoy long-term relationships with many clients, work in some parts of the businesses is project-based and can be sensitive to economic changes. We are increasingly adding tech-enabled solutions to our offerings across HWC, and in particular in Career. The businesses benefit from regulatory changes affecting our clients that require strategic advice, program changes and communication, the redefinition of jobs, work location and career paths as technology disaggregates work, and the recalibration of pay and the employee experience amidst shifting labor markets.

Benefits Delivery & Outsourcing

Our Benefits Delivery & Outsourcing businesses include Individual Marketplace and Global Outsourcing.

Individual Marketplace — Individual Marketplace offers decision support processes and tools to connect consumers with insurance carriers in private individual and Medicare markets. By leveraging multiple distribution channels and a diverse product portfolio, Individual Marketplace offers solutions to a broad consumer base, helping individuals compare, purchase and use health insurance products, tools and information. Individual Marketplace also provides Benefits Accounts to employees and retirees. These are tax-advantaged medical spending and savings accounts including health savings accounts (‘HSA’), health reimbursement accounts (‘HRA’) and flexible spending accounts (‘FSA’), such as dependent care/commuting flexible spending accounts.

Global Outsourcing — Global Outsourcing administers the health, welfare and retirement plans of clients using our proprietary technology for benefit modeling, decision support, enrollment and benefit choice, records management and self-service. Drawing on expertise in H&B and Retirement to create high-performing benefit plan designs, we believe we are well-positioned to help clients of all sizes simplify their benefits delivery, while lowering the total costs of benefits and related administration. Our technology also provides trustees and HR teams with timely management information to monitor activity and service levels and reduce administration costs.

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

Corporate Risk & Broking (‘CRB’)

The CRB business places more than $34 billion of premiums into the insurance markets on an annual basis and delivers integrated global solutions tailored to client needs. This is underpinned by data and analytics through a balanced matrix of global lines of business and local Property and Casualty businesses, across four geographical areas: North America, Great Britain, Western Europe and International. Globally, and across the businesses, our specialized and data-driven approach is underpinned by our risk analytics and climate analytics propositions.

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

Credit Risk Solutions (formerly known as Financial Solutions) — Credit Risk Solutions provides insurance broking services and specialized risk advice related to credit and political risk. Clients include international banks, commodity traders, export credit agencies and multinational corporations.

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

The number of colleagues by segment as of December 31, 2025 is approximated below:

December 31, 2025
Health, Wealth & Career	23,100
Risk & Broking	16,800
Corporate and Other	7,000
Total Colleagues	46,900

The number of colleagues by geography as of December 31, 2025 is approximated below:

December 31, 2025
North America	12,300
Europe	15,300
International	19,300
Total Colleagues	46,900

Voluntary turnover (rolling 12-month attrition) has remained well within target range throughout 2025 (9.8% compared to 10.1% in 2024; for comparative purposes, the prior-year figure has been adjusted for a change in methodology for the seasonal colleague exclusion).

Hiring

With turnover remaining within target range, business areas are primarily focusing on targeted hiring campaigns for mid-senior level hires to support growth, future succession planning and/or as part of their location strategy.

•
Hiring into the Early Careers programs remained relatively stable and consistent with 2024. The focus remains on building pipelines of high caliber talent through enhanced employer branding and attraction.
•
Hires exceeded 6,700, a decrease of 4% as compared to 2024 (for comparative purposes, the prior-year figure has been adjusted for a change in methodology for the seasonal colleague exclusion) primarily attributable to a volume of colleagues with effective start dates in 2026.
•
We continue to have a strong rate of alumni returning to WTW, with rehires representing 7% of total hires in both 2025 and 2024.
•
Our continued focus for 2026 will be to increase our global investment in talent across sales and client-facing colleagues.

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

Our total rewards comprise a wide array of programs, including pay, benefits, share ownership, wellbeing, recognition, flexible working arrangements, time off, career development opportunities and other aspects of the work environment. These are intended to enhance business performance in alignment with WTW’s strategy, culture and values.

At its core, our total rewards programs are designed to:

•
Attract, engage, retain and develop talent with a broad range of backgrounds, experiences, and perspectives;
•
Enhance and sustain high levels of colleague performance and engagement; and
•
Allow for meaningful choice, where appropriate, to address individual needs.

In 2025, WTW expanded key total rewards programs, including the employee share purchase plan, to more countries. We also enhanced our global Recognition Hub platform, celebrating our colleagues’ successes, achievements and milestones to support a culture of recognition and appreciation at WTW.

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

Our major competitors in the insurance consulting and software industry include Milliman, Oliver Wyman (a Marsh & McLennan company), the big four accounting firms (Deloitte LLP, Ernst & Young, PricewaterhouseCoopers, and KPMG), and SunGard. Aon plc, Mercer (a Marsh & McLennan company), Automatic Data Processing and Fidelity are among our largest competitors in the insurance exchange industry. We also compete with the public health insurance exchanges currently run by the U.S. federal and state governments, as well as providers of account-based health plans and consumer-directed benefits such as WageWorks and HealthEquity.

The market for our services is subject to change as a result of economic, regulatory and legislative changes, technological developments and increased competition from established and new competitors. Regulatory and legislative actions, along with continuously evolving technological developments, will likely have the greatest impact on the overall market for our exchange products. See Part I, Item 1A Risk Factors – ‘Our business will be negatively affected if we are not able to anticipate and keep pace with rapid changes in government laws or regulations, or if government laws or regulations decrease the need for our services, increase our costs or limit our compensation’ and related risk factors for a description of legal, non-financial/-regulatory and compliance risks to the Company.

We believe the primary factors in selecting an HR consulting or risk management services firm include reputation; the ability to provide measurable increases to shareholder value and return on investment; geographic scope; quality of service; innovative ideas; and the ability to tailor services to clients’ unique needs.

With regard to the marketplace for active employee exchanges, we believe that clients base their decisions on a variety of factors that include the ability of the provider to deliver measurable cost savings, a strong reputation for efficient execution, a provider’s capability in delivering a broad number of configurations to serve various population segments and an innovative service delivery model and platform.

For our traditional consulting and risk management services and the rapidly evolving exchange products, we believe we compete favorably with respect to these factors.

Regulation

Our business activities are subject to legal requirements and governmental and quasi-governmental regulatory supervision in all countries in which we operate. Also, such regulations may require individual or company licensing to conduct our business activities. While these requirements may vary from location to location, they are generally designed to protect our clients by establishing minimum standards of conduct and practice, particularly regarding the provision of advice and product information, as well as financial criteria. We are also subject to data privacy regulations that apply to health, medical, financial and other types of personal information belonging to our employees, clients and their employees and other third parties across most jurisdictions, including, among others, the E.U. and U.K. General Data Protection Regulations, the Personal Information Protection Law (‘PIPL’) in China and privacy legislation in certain U.S. states, including the California Privacy Rights Act (‘CPRA’). Sustainable investing and environmental, social and governance initiatives continue to be the focus of increased regulatory scrutiny across jurisdictions, with emerging regulation of greenhouse gas emissions and disclosures of their impact on the climate, including in the state of California and the E.U. Corporate Sustainability Reporting Directive and other regulations across the E.U. Across many jurisdictions we are subject to various financial crime laws and regulations through our activities, activities of associated persons, the products and services we provide and our business and client relationships. Such laws and regulations relate to, among other areas, sanctions and export control, anti-bribery, anti-corruption, fraud, anti-money-laundering and counter-terrorist financing. Similarly, we are subject in many jurisdictions to antitrust laws, which are designed to promote robust competition in the markets in which we participate.

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

Furthermore, certain of our activities are subject to regulation under the Health Insurance Portability and Accountability Act (‘HIPAA’), which is enforced by the Office for Civil Rights within the Department of Health and Human Services. As we implement and expand our direct-to-consumer sales and marketing solutions through our Benefits Delivery & Outsourcing business, we are subject to various federal and state laws and regulations that prescribe when and how we may market to consumers (including, without limitation, the Telephone Consumer Protection Act and other telemarketing laws and the Medicare Communications and Marketing Guidelines issued by the Center for Medicare Services).

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

The FCA’s primary strategic objective is to ensure that the relevant financial services market functions efficiently and effectively. Its strategic priorities are to be a smarter regulator; to support growth; to help consumers navigate their financial lives; and to fight financial crime. The FCA has a wide range of rule-making, investigatory and enforcement powers (including the power to censure and fine) and conducts monitoring visits to assess our compliance with regulatory requirements. In addition, the FCA extended the Senior Managers and Certification Regime (‘SMCR’) which became effective on December 9, 2019 in relation to our U.K. FCA-regulated businesses. The SMCR is designed to drive improvements in culture and governance within financial services firms and to deter misconduct by increasing individual accountability to the FCA.

New regulations and modifications to existing regulations that are specific to the U.K. have and will continue to result in differences from the regulatory requirements of the E.U. See Part I, Item 1A Risk Factors, for a description of Brexit-related risks to the Company.

Furthermore, as a result of Brexit, the WTW Brexit broking solution (the U.K. branch of Willis Towers Watson SA/NV) was fully authorized by the FCA as a third-country branch. The branch is subject to requirements in key areas such as SMCR and is also subject to the supervisory oversight of the Belgian Financial Services & Markets Authority.

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

Information about Executive Officers of the Registrant

The executive officers of the Company as of February 25, 2026 were as follows:

Kristy D. Banas (age 53) - Ms. Banas has served as Chief Human Resources Officer and Head of Marketing and Communications since May 1, 2023. Prior to that, she served as Chief Human Resources Officer from August 16, 2021. She also served as the Managing Director, Global Talent Advisor for Human Capital & Benefits from March 2019 to August 2021 and as Senior Director and Head of Global Total Rewards, HR Integration and the HR Business Office from November 2016 to March 2019. From January 2016 to November 2016, Ms. Banas served as Senior Director and Global HR Leader, WTW Operations and Technology. From July 2011 to January 2016, Ms. Banas served as Senior Vice President, Global HR Director for WTW Corporate Functions, and was the Executive HR Sponsor for Global Operations Improvement. Ms. Banas was Vice President and Global HR Partner with XL Capital/XL Global Services/XL Insurance from November 2001 to June 2011. Ms. Banas has a BS in Business Management from Fairfield University and a partial MS in Human Resource Management from the University of Connecticut.

Lucy Clarke (age 59) - Ms. Clarke has served as the President of Risk & Broking at WTW since July 22, 2024. Previously, she served as President of Marsh JLT Specialty and Global Placement from April 2019 to July 2024. Prior to that, Ms. Clarke was with JLT Group for 17 years, holding diverse leadership roles, including CEO of JLT Global Specialty, the insurance and risk arm of the JLT Group, from April 2018 to April 2019. Ms. Clarke is a past President of the Insurance Institute of London. She holds a bachelor's degree in English and economics from Vanderbilt University.

Alexis Faber (age 48) - Ms. Faber has served as Chief Operating Officer at WTW since August 30, 2021. Previously, she served as Chief Operating Officer for Corporate Risk & Broking from March 2018 to August 2021. Prior to that, Ms. Faber served as Global Head of Financial Lines since January 2016, Head of FINEX for North America since April 2014, Risk Control and Claim Advocacy Practice Leader for North America since July 2012, Chief Operating Officer for Willis North America since August 2009 and as Chief Operating Officer for the Executive Risks practice since September 2006. Prior to that, Ms. Faber served as Regional Finance Officer for North America since July 2004, and as Financial and Operations Controller for Global Specialties, North America since August 2003. Before joining WTW, Ms. Faber worked in investment banking at Schroder Salomon Smith Barney and at Citigroup. Ms. Faber holds a bachelor’s degree in economics from Williams College and an M.B.A from Columbia Business School.

Matthew S. Furman (age 56) - Mr. Furman has served as General Counsel at WTW since January 4, 2016. Previously, Mr. Furman served as Executive Vice President and Group General Counsel at Willis Group Holdings, where he was a member of the Operating Committee since April 2015. From 2007 until March 2015, Mr. Furman was Senior Vice President, Group General Counsel-Corporate and Governance, and Corporate Secretary for The Travelers Companies, Inc. From 2000 until 2007, Mr. Furman was an attorney at Goldman, Sachs & Co. in New York, where he was Vice President and Associate General Counsel in the finance and corporate legal group. Prior to that, he was in private practice, with almost six years’ experience at Simpson Thacher & Bartlett in New York. Mr. Furman also serves as Treasurer and as a Trustee of the Jewish Theological Seminary and as a Director of the Legal Aid Society. He previously served as a member of the U.S. Securities and Exchange Commission’s Investor Advisory Committee, where he served on the Executive Committee and chaired the Market Structure Subcommittee. He holds a bachelor’s degree magna cum laude from Brown University and a law degree magna cum laude from Harvard Law School.

Julie J. Gebauer (age 64) - Ms. Gebauer has served as President of Health, Wealth and Career at WTW since January 1, 2022. Previously, Ms. Gebauer served as Head of Human Capital & Benefits at WTW since January 4, 2016 and, prior to that, as Managing Director of Towers Watson’s Talent and Rewards business segment since January 1, 2010. Beginning in 2002, Ms. Gebauer served as a Managing Director of Towers Perrin and led Towers Perrin’s global Workforce Effectiveness practice and the global Towers Perrin-International Survey Research Corporation line of business. Ms. Gebauer was a member of Towers Perrin’s board of directors from 2003 through 2006. She joined Towers Perrin in 1986 as a consultant and held several leadership positions at Towers Perrin, serving as the Managing Principal for the New York office from 1999 to 2001 and the U.S. East Region Leader for the Human Capital Group from 2002 to 2006. Ms. Gebauer is a Fellow of the Society of Actuaries. Ms. Gebauer graduated Phi Beta Kappa and with high distinction from the University of Nebraska-Lincoln with a bachelor’s degree in mathematics and was designated a Chancellor’s Scholar.

Carl A. Hess (age 64) - Mr. Hess has served as Chief Executive Officer at WTW since January 1, 2022 and, prior to that, served as President since August 16, 2021. Mr. Hess was formerly Head of Investment, Risk and Reinsurance from October 27, 2016 to August 16, 2021. Previously, Mr. Hess served as the Co-Head of North America at WTW since January 4, 2016. Prior to that, Mr. Hess served as Managing Director, The Americas of Towers Watson since February 1, 2014, and before that, he served as the Managing Director of Towers Watson’s Investment business since January 1, 2010. Before his service at Towers Watson, Mr. Hess worked in a variety of roles for over 20 years at Watson Wyatt, lastly as Global Practice Director of Watson Wyatt’s Investment business. Mr. Hess is a Fellow of the Society of Actuaries and the Conference of Consulting Actuaries and a Chartered Enterprise Risk Analyst. He has a bachelor’s degree cum laude in logic and language from Yale University.

Andrew J. Krasner (age 50) - Mr. Krasner has served as Chief Financial Officer at WTW since September 7, 2021 and co-head of Corporate Development since October 25, 2024. From February 2021 to August 2021, Mr. Krasner served as Chief Financial Officer for Assured Partners. From June 2018 to January 2021, Mr. Krasner was Global Treasurer and Head of M&A of WTW, and from 2012 to June 2018, was Head of M&A, responsible for the M&A, joint venture, divestiture, and strategic investment activity. Mr. Krasner started with Willis in June 2009 as Senior Vice President, working on the client side with Willis Capital Markets & Advisory between June 2009 to June 2012. Prior to joining WTW, Mr. Krasner was a Principal with Banc of America Securities from October 2003 to June 2009, an Associate with Deutsche Bank from July 2002 to October 2003 and a Senior Associate with PricewaterhouseCoopers from August 1997 to August 2000. Mr. Krasner has a B.S. degree in applied economics and business management and an M.B.A. with distinction from Cornell University. He is also a Certified Public Accountant.

Anne Pullum (age 43) - Ms. Pullum has served as co-head of Corporate Development at WTW since October 25, 2024 and Global Head of Health & Benefits since July 1, 2025. Prior to that, Ms. Pullum served as Head of Europe from August 30, 2021 to September 30, 2025, Head of Western Europe from May 31, 2019 to August 30, 2021 and as the Chief Administrative Officer and Head of Strategy and Innovation since October 27, 2016. Beginning on January 4, 2016, Ms. Pullum served as WTW’s Head of Strategy, where she has played a key role in determining the Company’s strategy and worked across all business segments and functional areas. Previously, Ms. Pullum served as the Head of Strategy for Willis Group since May 2014. Before joining Willis, Ms. Pullum worked at McKinsey & Company, where she served financial services and natural resource clients since October 2010. Prior to that, Ms. Pullum conducted economic research at Greenspan Associates in Washington, D.C. and served as an analyst in the Goldman Sachs Equities Division in London. Ms. Pullum holds an M.B.A. from INSEAD and a bachelor’s degree in international economics from Georgetown University’s School of Foreign Service.

Imran Qureshi (age 55) - Mr. Qureshi has served as Global Head of Retirement at WTW since April 2, 2025 and Global Head of Geographies since November 3, 2025. Prior to that, Mr. Qureshi served as Head of North America from August 2021 to September 2025, Head of Integrated & Global Solutions from June 2023 to March 2025 and Co-Leader, U.S. from February 2017 to August 30, 2021. He served as Region Leader, U.S. Midwest from February 2017 to October 2019, and was Market Leader, Greater Chicago and Wisconsin from February 2016 to February 2017. Mr. Qureshi was Managing Consultant of the Chicago office from January 2013 to January 2016, and has been with WTW in other roles since March 1999. Mr. Qureshi is currently a board director at Smithbucklin and The Executives' Club of Chicago. Previously, he was the board chair of the Human Resources Management Association of Chicago, and he served on the M&A Faculty of WorldatWork where he taught M&A and taught the International Benefits Course for the International Foundation of Employee Benefit Plans. In 2004, Mr. Qureshi was honored by Business Insurance magazine as one of ‘40 Under 40 People to Watch’ in the commercial insurance and risk/benefits management services industries. He also has lectured on governance and globalization at The Kellogg School of Management at Northwestern University and The University of Chicago Booth School of Business. Mr. Qureshi holds a bachelor’s degree in pure mathematics and statistics with honors from the University of Manchester in the U.K. and has an actuarial background.

Board of Directors

A list of the members of the board of directors of the Company as of the date of this Annual Report on Form 10-K and their principal occupations are provided below:

Carl Hess	Dame Inga Beale	Fumbi Chima
Chief Executive Officer	Former Chief Executive Officer of Lloyd’s of London	Former Executive Vice President and Chief Information Officer of Boeing Employees’ Credit Union

Stephen Chipman	Michael Hammond	Jacqueline Hunt
Former Chief Executive Officer of Grant Thornton LLP	Former Chief Executive Officer and Chair, Lockton International Holdings Ltd.	Former Chief Executive Officer of Prudential UK, Europe and Africa

Paul Reilly	Michelle Swanback	Fredric Tomczyk
Executive Chair of the Board and former Chief Executive Officer of Raymond James Financial	Former Chief Executive Officer, TTEC Engage, and President of TTEC Holdings, Inc.	Former President and Chief Executive Officer of TD Ameritrade

ITEM 1A. RISK FACTORS

Executive Summary of Risk Factors

The following contains a summary of each of our risk factors. For the complete disclosure of each risk factor contained herein, please click on the respective summary.

Strategic and Operational Risks

•
Our success largely depends on our ability to achieve our global business strategy as it evolves, and our results of operations and financial condition could suffer if the Company were unable to successfully establish and execute on its strategy and generate anticipated revenue growth, cost savings, efficiencies and other benefits.
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
•
We are subject to political, geopolitical, economic, legal, regulatory, compliance, cultural, market, operational and other risks that are inherent in operating our global businesses.
•
Economic and trade sanctions imposed by governments, or changes to such sanction regulations (such as sanctions imposed on Russia and China), and related counter-sanctions, could have a material adverse impact on our operations or financial results.
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
•
Our global operations expose us to numerous, and sometimes conflicting, legal and regulatory requirements in environmental, social and governance (‘ESG’) matters, and violation of these regulations could harm our business.
•
Increasing scrutiny and changing or competing expectations from government authorities, investors, clients and our colleagues with respect to our sustainability practices can impose additional costs on us or expose us to reputational, litigation or other risks.
•
The economic, regulatory and political impact of the United Kingdom’s exit from the European Union on January 31, 2020 has adversely affected and may continue to affect our business.

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

Strategic and Operational Risks

Our success largely depends on our ability to achieve our global business strategy as it evolves, and our results of operations and financial condition could suffer if the Company were unable to successfully establish and execute on its strategy and generate anticipated revenue growth, cost savings, efficiencies and other benefits.

Our future growth, profitability, and cash flows largely depend upon our ability to successfully establish and execute our global business strategy, including executing on our expected product, service and transaction pipelines. As discussed under Item 1, ‘Business - Business Strategy’, we seek to be an advisory, broking and solutions provider of choice through an integrated global platform. While we have confidence that our strategic plan reflects opportunities that we believe to be appropriate and achievable, our strategy may not deliver projected growth in revenue and profitability due to inadequate execution, incorrect assumptions, global or local economic conditions, competition, changes in the industries in which we operate, sub-optimal resource allocation or other reasons, including the other risks described in this ‘Risk Factors’ section.

Further, we have stated certain financial goals, including with respect to our cash flows, our growth and margin targets, and our share repurchases. We have stated, and may in the future state, other goals for future periods. Our initiatives aiming to implement our strategy and to achieve future financial objectives pose potential operational risks and may result in the distraction of management and colleagues. Furthermore, we may not repurchase as many of our outstanding shares as anticipated due to market or business conditions or due to other factors, including decisions to prioritize acquisitions, investments or other uses of capital. There can be no assurance that our actual results will meet our stated financial goals.

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

As our strategy evolves, we may be unable to successfully execute the associated strategic changes, including as a result of factors discussed in this ‘Risk Factors’ section. Our investments of significant time and resources into new product or service offerings, as well as in technology and infrastructure to support these offerings may not deliver the expected return or sufficient return to cover the cost of investment. These investments include those made organically as well as those made through inorganic acquisitions such as the acquisitions of Newfront Insurance Holdings, Inc. (‘Newfront’) and Cushon. If we are unable to develop and execute optimally on our global business strategy it could have a material adverse effect on our business, financial condition and results of operations.

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

Further, we cannot be certain that our acquisitions will be accretive to earnings or that our acquisitions or joint ventures will otherwise meet our operational or strategic expectations. Acquisitions, such as our Newfront and Cushon acquisitions, and joint ventures, such as our joint venture with Bain Capital, involve special risks, including the potential assumption of unanticipated liabilities and contingencies and difficulties in integrating acquired businesses or in achieving a successful joint venture. In particular, our acquisition of Newfront requires the integration of a technology-enabled brokerage platform and digital-first operating model into our existing broking operations, which may pose additional challenges related to technology and systems integration, increased cybersecurity exposure, and compliance with U.S. state-based licensing requirements. Our acquisition of Cushon similarly involves the integration of a regulated, technology-driven pension and savings platform into our wealth-related businesses and exposes us to additional risks related to U.K. financial services and pension regulation, operational-resilience and data‑privacy requirements, and the integration of a digital investment platform into our existing offerings. Acquired businesses or joint ventures may not achieve the levels of revenue, profit, or productivity we anticipate or otherwise perform as we expect. Further, we may have difficulty retaining, integrating, or attracting the talent needed to make those transactions successful, including revenue-generating colleagues and colleagues with specialized expertise. In addition, if the operating performance of an acquired business or joint venture deteriorates significantly or capital needs increase, we may need to make additional investments or write down the value of the goodwill and other acquisition-related intangible assets recorded on our consolidated balance sheet.

With respect to any such acquisition transactions or joint ventures, we face risks related to the potential impacts of the transaction on relationships, including with clients, colleagues, correspondents, suppliers, regulators, competitors, and other third parties, as well as the risk related to contingent liabilities as described in the preceding paragraph. The following risks, in addition to those described above, may also adversely affect our ability to successfully implement and integrate these acquisitions or to manage joint ventures: material changes in U.S. and foreign jurisdiction regulations (including those related to the healthcare system and insurance brokerage, pension advisory, and investment services); changes in general economic, business and political conditions in relevant markets, including changes in the financial markets; significant competition in the marketplace; the need to manage potential conflicts of interest; and compliance with extensive and evolving government regulations in the U.S. and in foreign jurisdictions.

We may be unable to effectively integrate an acquired business into our organization and may not succeed in managing such acquired businesses or the larger company that results from such acquisitions. The process of integrating an acquired business may subject us to a number of risks, including, without limitation, an inability to retain the management, key personnel and other colleagues of the acquired business; an inability to establish uniform standards, controls, systems, procedures and policies or to achieve anticipated savings; an inability to successfully apply technology from one part of the business to another; and exposure to legal claims or regulatory censure for activities of the acquired business prior to acquisition.

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

Our business strategy includes the organic growth of our existing operations when we enter into new lines of business or offer new products and services within existing lines of business. We may not be able to effectively execute our organic growth strategy for reasons within and outside of our control. Organic growth presents additional risks, particularly in instances where the markets are heavily regulated, meaningfully competitive with high bars to entry, or new or not fully developed. Such risks include the investment of significant time and resources; the possibility that these efforts will not be successful and could result in reputational damage to us; the possibility that the marketplace does not accept our products or services; the possibility that we are unable to retain clients that adopt our new products or services; and the risk of new or additional liabilities associated with these efforts, including potential errors and omissions or other claims. External factors, such as compliance with new or revised regulations, competitive alternatives and shifting market preferences may also impact the successful implementation of a line of business, product or service. If the entry into businesses, products or services is not successfully integrated into our business, the intended benefits and business development initiatives will not be achieved, which may adversely affect our business, financial condition, results of operations or reputation.

Our business performance and growth plans could be negatively affected if we are not able to develop and implement improvements in technology and effectively apply technology, data and analytics to drive value for our clients through technology-based solutions or gain internal efficiencies through the effective application of technology, analytics and related tools.

Our success depends, in part, on our ability to develop and implement innovative technology, data and analytic solutions that anticipate, lead, keep pace with or respond to rapid and continuing changes in technology both for internal operations, for maintaining industry standards, meeting client preferences and gaining competitive advantage. We may not be successful in anticipating or responding to these developments in a timely and cost-effective manner or in attracting and maintaining personnel with the necessary skills in this area. Our ideas may not lead to the desired internal efficiencies or be accepted in the marketplace. In addition, we may not be able to implement technology-based solutions as quickly as desired if, for example, greater resources are required than originally expected or resources are otherwise needed elsewhere. The effort to gain technological and data expertise and develop new technologies or analytic techniques in our business requires us to incur significant cost and attract qualified technical talent who are in high demand. Our competitors are seeking to develop competing or new technologies, and their success in this space may impact our ability to differentiate our services to our clients through the use of unique technological solutions. If we do not keep up with technological changes or execute effectively on our strategic initiatives, our business and results of operations could be adversely impacted. For example, incorporating artificial intelligence (‘AI’) into certain product offerings is becoming more important in our operations, particularly as our competitors, including new entrants focused on using technology and innovation, such as generative or agentic AI, digital platforms, data analytics, robotics and blockchain, seek to simplify and improve the client experience, increase efficiencies, alter business models and effect other potentially disruptive changes in the industries in which we operate. Additionally, rapid advances in generative and agentic AI may enable certain clients to perform internally, automate, or obtain through low-cost digital tools analytical, benchmarking, modeling, drafting or other work that they have historically relied on us to provide, which could reduce demand for some of our services and adversely affect our revenues and growth. If we fail to keep pace with rapidly evolving AI and other technological developments, our competitive position and business results may be negatively impacted. In certain cases, we may decide, based on perceived business needs, to make investments that may be greater than we currently anticipate. If we cannot offer new technologies or data and analytic services or solutions as quickly or effectively as our competitors, or if our competitors develop more cost-effective technologies or analytic tools, it could have a material adverse effect on our ability to obtain and complete client engagements. There are significant risks involved in our efforts to keep pace with technological developments and no assurance can be provided that the usage of such technology will enhance our business or assist us in being more efficient or profitable. While development and enhancement of our technology systems may improve the efficiency of data analytics and reduce certain costs, there is no assurance that the benefits related to such advancements will outweigh such investment costs or outweigh such risks. In addition, we face pressure from non‑traditional competitors that may innovate or scale faster, deploy lower‑cost digital solutions, or enable clients to self-serve. Data quality, integrity, lineage and availability are increasingly critical to our offerings; deficiencies could reduce the effectiveness of our solutions or impair client outcomes. Certain AI use cases may generate inaccurate, biased or otherwise unreliable outputs or require enhanced human oversight, governance and controls, and evolving legal and regulatory frameworks may restrict how we collect, use and share data and deploy AI‑enabled tools.

The enhancement and development of technology systems may enhance cybersecurity risks and operational and technological risks, as any latency, disruption or failure in such technological tools could result in errors in analyses and compromise the integrity, security or privacy of generated content. Additionally, the process of integrating technology systems of businesses we acquire is complex and exposes us to additional risk. We may not adequately identify weaknesses in the information systems or information handling, privacy and security policies and protocols of targets, which could expose us to unexpected liabilities or make our own systems and data more vulnerable to cybersecurity incidents. The use of third-party generative AI tools by our employees, contractors, consultants, vendors or service providers also presents a risk that confidential, personal or proprietary information could be inadvertently disclosed through prompts or uploads and incorporated into external models or training data, potentially compromising our ability to realize the benefit of, or adequately maintain, protect and enforce, our intellectual property or confidential information, and causing harm to our competitive position and business. For further discussion of risks relating to these technology systems, please see ‘Data and cybersecurity breaches or improper disclosure of confidential company or personal data could result in material financial loss, regulatory actions, reputational harm and/or legal liability’ below.

We depend on our technology systems for conducting business, as well as for providing the data and analytics we use to manage and administer our business. As a result, our business success is dependent on maintaining the effectiveness of existing technology systems and on continuing to develop and enhance technology systems that support our business processes and strategic initiatives in a cost- and resource-efficient manner, particularly as our business processes become more digital. The failure of business-continuity and disaster-recovery processes at critical vendors or at the Company may require us to suspend or limit certain services temporarily.

We have a number of strategic initiatives involving investments in technology and infrastructure to support our own systems as well as partnerships with technology companies. These investments can be costly and require significant capital expenditures, and such investment may not be profitable or may be less profitable than what we have experienced historically. In addition, investments in technology systems may not deliver the benefits or perform as expected or may be replaced or become obsolete more quickly than expected, which could result in operational difficulties or additional costs. In some cases, we also depend on our partners and key vendors to provide technology and other support for these and other strategic initiatives. If these partners or vendors fail to or are unable to fully perform their obligations as we expect them to do or at all or such partners or vendors otherwise cease to work with us, our ability to execute on our strategy could be impaired. Vendor outages, flawed software updates, migration issues, capacity constraints or delays in delivering enhancements can further disrupt client delivery and increase costs.

Business Environment Risks

Macroeconomic trends, including inflation, changes in interest rates and trade policies, as well as political events, trade and other international disputes, war, terrorism, natural disasters, public health issues and other business interruptions, can adversely affect our business, results of operations or financial condition.

Global economic events and other factors, such as accommodative monetary and fiscal policy, have contributed to significant inflation in many of the markets in which we operate over time. In particular, inflation in the United States, Europe and other geographies has in recent years risen to levels not experienced in decades and we have seen, and may continue to see, the impact of inflation on various aspects of our business. In some cases, such inflation has had, or could have in the future, a negative effect on our operations and financial condition. In order to combat inflation and restore price stability, a number of central banks around the world raised interest rates and, as inflation has moderated, have begun to reduce them. Potential trade wars, including tariffs and retaliatory actions, also may contribute to inflation and/or hinder economic growth. If interest rates fluctuate and/or inflation rates or trade barriers increase, economic growth in a number of markets where we do business may be hindered and may continue to have far-reaching effects on the global economy. Weakness in the economy and the possibility of a global recession has had, and may continue to have, a negative effect on our business and financial condition, including on the value of our ordinary shares. Additionally, fluctuations in short-term interest rates in our major markets can impact our interest income derived from the investment of our owned and fiduciary cash.

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

Major public health issues have adversely affected, and could in the future materially adversely affect, our business, results of operations and/or financial condition. We cannot predict the impact of future public health crises, nor the future developments that may give rise to such crises. Public health issues have disrupted and could continue to disrupt, possibly materially, our business operations and services that we provide or impact our business operations and results in the future. These disruptions can include office closures, travel restrictions, workforce availability challenges, changes in client priorities and budgets, interruption to technology and shared-service delivery, and delays by third-party vendors and service providers on whom we rely.

We are exposed to various risks arising out of natural disasters, including fires, earthquakes, hurricanes, floods and tornadoes, many of which could be exacerbated by climate change. These consequences could, among other things, implicate other risks described herein, including without limitation: business continuity risks; human capital risks; regulatory and reputational risks; and risks relating to alleged errors and omissions in performing client work, and thereby adversely impact our business, results of operations or financial condition.

Additionally, many of the markets in which we do business are affected by geopolitical conflict in highly unpredictable ways and are currently experiencing volatility and disruption as a result of the ongoing Russia- Ukraine war and other geopolitical conflicts and tensions. These ongoing wars and other geopolitical conflicts could lead to further market disruptions and could have a material adverse effect on our business, prospects, financial condition and operating results.

Further, a slowdown in the global economy, including a recession, or in a particular region or industry, inflation or a tightening of the credit markets could negatively impact our business, financial condition and liquidity, including by way of inhibiting our continued access to preferred sources of liquidity when we would like or by increasing our borrowing costs. In particular, tightening of the credit markets could limit our ability to obtain external financing to fund our operations and capital expenditures, if and when needed. In addition, we could experience losses on our holdings of cash and investments due to failures of financial institutions and other parties.

We also depend on numerous third-party vendors, technology partners and other service providers to deliver our services and operate our business. Macroeconomic stress, labor shortages, supply-chain constraints, sanctions or geopolitical developments can impair the ability of our vendors and counterparties to perform on a timely basis or at agreed service levels, which could result in service degradation, delays, contract penalties, additional costs or reputational harm. While we invest in operational resilience and third-party risk management, disruptions at our vendors or in our internal shared-service and technology environments could adversely affect our ability to serve clients and achieve our objectives. Thus, a deterioration or prolonged period of negative or stagnant macroeconomic conditions globally could adversely affect our business, results of operations or financial condition.

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

Maintaining a positive reputation is critical to our ability to attract and maintain relationships with clients and colleagues. Damage to our reputation could therefore cause significant harm to our business and prospects. Harm to our reputation can arise from numerous sources, including, among others: colleague misconduct; litigation or regulatory action; failure to deliver minimum standards of service and quality; compliance failures; and allegations of conflicts of interest and unethical behavior. Such harm could also arise from negative public opinion or political conditions arising from our association with third parties in any number of activities or circumstances. Negative perceptions or publicity, whether or not true, may result in harm to our prospects. In addition, the failure to deliver satisfactory service and quality performance, on time and within budget, in one line of business could cause clients to terminate the services we provide to those clients in many other lines of business. This risk has increased as the Company has become larger and more complex and as we take on increasingly complicated projects for our clients (such as complex outsourcing engagements and technology solutions development/implementation projects that require a significant amount of dedicated personnel, resources and expenses). It also has increased as the Company seeks to provide more services to individual clients directly or through business-to-business-to-consumer arrangements.

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

Our success has depended, and our future performance will continue to depend, largely upon the ongoing services of our executive officers, senior management, and other highly skilled personnel. We have relied on our leadership team to execute on our business plan, for strategy, growth, research and development, marketing, sales, provision, maintenance, and support of our products and services, and general and administrative functions, and on mission-critical individual contributors. From time to time, our executive management team and the groups of skilled individual contributors may change from the hiring or departure of executive officers or such contributors, which could disrupt our business. The employment-related agreements with our chief executive officer and certain of our executive officers (to the extent our officers are party to such agreements) and other key personnel may not require them to continue to work for us for any specified period; therefore, they could terminate their employment at any time. The loss of one or more of our executive officers, senior management members, or other key colleagues (including any limitation on the performance of their duties) could significantly delay or prevent the achievement of our development and strategic objectives.

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

Our success depends on our ability to attract, retain and motivate qualified personnel, including key managers and colleagues. In addition, our success largely depends upon our colleagues’ abilities to generate business and provide quality services. Our ability to provide services our clients demand requires such skills and training, in insurance, actuarial, human resources and other areas, which are also in high demand among our competitors. The market for talent in our industry is extremely competitive, and competitors for talent increasingly attempt to hire, and to varying degrees have been successful in hiring, our colleagues or employment candidates. In particular, our colleagues’ business relationships with our clients are a critical element of obtaining and maintaining client engagements. Labor markets have generally continued to tighten globally, and we have experienced intense competition and increased costs for certain types of colleagues, especially as new entrants in the insurance business (among others) continue to expend significant resources in their own hiring. Also, in the past, we have lost colleagues who manage substantial client relationships or possess substantial experience or expertise; if we lose additional colleagues such as those, or if we lose a large number of other colleagues, it could result in such colleagues competing against us. This risk has historically increased following significant mergers or acquisitions. It may take longer than expected to hire new colleagues to replace those who have left or these new colleagues may be subject to restrictive covenants from former employers that impact the amount of business they can generate while those covenants are in effect. Further, the increased availability of remote working arrangements has also expanded the pool of companies that can compete for our colleagues and employment candidates. Our business strategy requires us to attract, onboard and retain individuals relevant for those efforts and we may not be able to do that successfully. The failure to successfully attract and retain qualified personnel could materially adversely affect our ability to secure and complete engagements or could disrupt our business or cause increased operational risk, which would materially adversely affect our results of operations and prospects.

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

We depend on information technology networks and systems to process, transmit and store electronic information and to communicate among our locations around the world and with our alliance partners, insurance carriers/markets, clients and third-party vendors. We also maintain our clients’ confidential and proprietary information and the personal data of their customers and employees. Our information systems, and those of our third-party service providers and vendors, are vulnerable to an increasing threat of continually evolving cybersecurity risks. We regularly experience cyberattacks and are the target of computer viruses, hackers, distributed denial of service attacks, malware infections, ransomware attacks, phishing and spear-phishing campaigns, and other external hazards, as well as improper or inadvertent workforce behavior, which could expose confidential company and personal data systems and information, including information of our customers and employees, to security breaches. Further, the advance of both generative and agentic AI may give rise to additional vulnerabilities and potential entry points for cyber threats. With generative AI tools, threat actors may have additional tools to automate breaches or persistent attacks, evade detection, or generate sophisticated phishing emails or other forms of digital impersonation. In addition, increasing use of generative and agentic AI models in our internal systems may create new attack methods for adversaries. Because generative and agentic AI are new fields, our understanding of cybersecurity risks resulting from generative and agentic AI and protection methods continues to develop, and features that rely on generative or agentic AI, including in services provided to us by third parties, may be susceptible to unanticipated cybersecurity threats from sophisticated adversaries and other cybersecurity incidents.

Many of the software applications that we use in our business are licensed from, and supported, upgraded and maintained by, third-party vendors. Our third-party applications include, but are not limited to, enterprise cloud storage and cloud computing application services provided and maintained by third-party vendors. These third-party applications store or may afford access to confidential and proprietary data of the Company, our colleagues and our clients. We have processes designed to require third-party vendors that provide information technology (‘IT’) outsourcing, offsite storage and other services to agree to maintain certain standards with respect to the storage, protection and transfer of confidential, personal and proprietary information, but our processes cannot eliminate all risk of compromise or unauthorized access or use of such information in the event of a breakdown of a vendor’s data protection processes, a data breach due to the intentional or unintentional non-compliance by a vendor’s employee or agent, or as a result of a cyber-attack on the product, software or information systems of a vendor in our software supply chain. Any compromise of the product, software, data or infrastructure of a Company vendor, including a software or IT vendor in our supply chain, has and could again, result in the compromise of Company data or infrastructure or result in material operational disruption, although no such known previous compromise has been material to our business or financial results. Further, the risk and potential impact of a data breach on our third-party vendors’ products, software or systems increase as we move more of our data and our clients’ data into our vendors’ cloud storage, engage in IT outsourcing, and consolidate the group of third-party vendors that provide cloud storage or other IT services for the Company. Over time, the frequency, severity and sophistication of the attacks against us and our vendors have increased, including due to the use of AI for purposes of cybercrime, and the broader range of threat actors, including state-sponsored actors and hacker activists. In addition, our contractual and insurance protections with vendors may be limited or unenforceable, and vendor outages, flawed updates or delayed patching could disrupt our operations.

We and our vendors regularly experience cybersecurity incidents, including successful attacks from time to time, and we expect that to continue going forward. While we have experienced successful attacks by various types of hacking groups in which personal and commercially sensitive information, belonging to the Company or its clients, has been compromised, none of these cybersecurity incidents or attacks to our knowledge have been material to our business or financial results. Cybersecurity incidents include those resulting from human error or malfeasance, implantation of malware and viruses, phishing and spear-phishing attacks, unauthorized access to our information technology networks and systems, and unauthorized access to data or individual account funds through fraud or other means of deceiving our colleagues, clients, third-party service providers and vendors. We cannot ensure that such cybersecurity incidents or attacks will not have a material impact on our business or financial results in the future. When required by law, we have notified individuals, clients and/or relevant regulatory authorities (such as insurance and financial services regulators and privacy regulators) of such cybersecurity incidents or attacks. During an incident, we may need to disconnect systems or suspend certain services, and there can be delays before full scope and impact are understood. Our cyber insurance coverage may be unavailable or insufficient to cover losses.

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

The methods used to obtain unauthorized access to, disable or degrade service or sabotage the Company’s systems are also constantly evolving, are increasingly sophisticated, and may be difficult to anticipate or detect. For example, the U.S. Federal Bureau of Investigation, the Cybersecurity and Infrastructure Security Agency, and other U.S. federal agencies continue to issue warnings about trends in cybercriminal and nation-state activity and other threats that are consistent with some of the types of incidents we have experienced. To our knowledge, these incidents have not had a material impact on our business or operations thus far. However, our reputation could be harmed and our business and results of operations could be materially and adversely affected if we were to be the target of such attacks in the future, or if, despite our controls and efforts to detect breaches, we were to be the victim of an undetected breach. Threat actors have used, and in the future may continue to use, AI-enabled tools and advanced persistent techniques to evade detection over extended periods or to exploit third-party access.

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

We are subject to numerous laws and regulations in the U.S. and foreign jurisdictions, only certain of which are named here, designed to protect the personal information of client and company constituents and suppliers. These laws often develop in ways we cannot predict, and some laws may be in conflict with one another. This may significantly increase our cost of doing business, particularly as we expand our localization efforts. In addition, we may not be readily able to achieve compliance with the requirements of certain privacy and data security laws and regulations within the required periods for compliance. Certain laws and regulations we are subject to prohibit or restrict the transmission of data outside of certain countries’ borders, and certain others impose heightened obligations on specific categories of sensitive personal information, such as health or financial information. These laws have significantly increased our responsibilities when handling personal data including, without limitation, requiring us: to conduct privacy impact assessments or data protection impact assessments; to restrict the transmission or cross border transfers of data; to adopt and maintain new privacy policies and notices; to maintain detailed records of processing and vendor oversight; to respond to data subject rights requests within prescribed timelines; and to publicly disclose significant data breaches.

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

The evolving and potentially conflicting interpretations of these laws and regulations in the U.S and abroad, as well as laws applicable to the Company that are not named in these risk factors, may restrict the manner in which we provide services to our clients, divert resources from other important initiatives, increase the risk of non-compliance, impose significant compliance and other costs that are likely to increase over time, and increase the risk of fines, lawsuits or other potential liability, all of which could have a material adverse effect on our business and results of operations. Enforcement remedies can include orders to suspend or restrict processing or transfers, mandatory audits, disgorgement, corrective actions and ongoing monitoring in addition to administrative fines and damages. Our failure to adhere to or successfully develop processes in response to legal or regulatory requirements, including legal or regulatory requirements that may be developed or revised due to economic or geopolitical changes such as Brexit, and changing customer expectations in this area, could result in substantial legal liability and impairment to our reputation or business.

We are also subject to the terms of our privacy policies and contractual obligations to third parties related to privacy, data protection and information security. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. We also expect that there will continue to be new proposed laws and regulations concerning privacy, data protection and information security, but cannot yet determine the impact such future laws, regulations and standards may have on our business. New laws, amendments to or re-interpretations of existing laws and regulations, industry standards, contractual obligations and other obligations may require us to incur additional costs and restrict our business operations. Because the interpretation and application of laws and other obligations relating to privacy and data protection are still uncertain, it is possible that these laws and other obligations may be interpreted and applied in a manner that is inconsistent with our existing data management practices. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices, which could harm our business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all. Any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy or data protection laws, regulations and policies, could result in additional cost and liability, damage to our reputation, or harm to our business. Further, emerging disclosure, controls and assurance requirements related to cybersecurity and privacy may require enhanced governance and attestations; if we cannot design and operate effective compliance controls, maintain accurate data inventories and maps, or obtain timely and reliable inputs from vendors and affiliates, our compliance, reporting and operational risks could increase.

Our inability to successfully mitigate and recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm and/or legal liability.

We are exposed to various risks arising out of disasters and business continuity problems, such as wildfires, earthquakes, hurricanes, terrorist attacks, acts of war, conflicts, or civil unrest, pandemics, security breaches, ransomware or destructive malware attacks, power loss or disruption, telecommunications failures or other natural or man-made disasters. Should we experience such an event, we may incur operational challenges, and our continued success will depend, in part, on the availability of our personnel, our office facilities, our outsourcing providers or other vendors, access to data, and the proper functioning of our computer, telecommunication and other related systems and operations.

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

Because we often assist our clients with matters involving substantial amounts of money and complex regulatory requirements, including actuarial services, asset management, technology solutions development and implementation and the placement of insurance coverage, claims against us generally allege our potential liability for all or part of the substantial amounts in question. The nature of our work, particularly our actuarial services, necessarily involves the use of assumptions and the preparation of estimates relating to future and contingent events, the actual outcome of which we cannot know in advance. Our actuarial and brokerage services also rely on substantial amounts of data provided by clients, the accuracy and quality of which we cannot ensure. In addition, computational, software programming or data management errors occur from time to time in connection with the services we provide to clients. Clients may seek to hold us responsible for our alleged failures to comply with legal or professional duties, or for alleged conflicts of interest we may have in carrying out our work.

Clients may seek to hold us responsible for alleged errors or omissions relating to any of the brokerage advice and services we provide, including when claims they submit to their insurance carriers are disputed or denied. This risk is likely to be higher in circumstances where there are significant disputes between clients and insurance carriers over coverage and clients allege that a failure by us is the reason. Such alleged failures can include that we misrepresented coverage terms to the client, that we failed to advise the client of key policy terms, that we failed to carry out client instructions, that we failed to procure insurance suitable to the client’s needs, and that we failed to timely present the client’s claims to their insurance carriers. In other cases, clients may allege that we have failed entirely to procure insurance coverage consistent with their instructions. Although we have established internal processes and controls to prevent all such errors and omissions, we cannot guarantee that these processes will always work as intended. Risk of errors or omissions may be higher in circumstances where we have significant numbers of departures or new joiners or other disruptions to our business, such as changes in ways of working. Such risks may also be higher in parts of our business that are not well-integrated with the rest of the Company for reasons of geography, culture, language, historical practice or other circumstances. Given that many of our clients have very high insurance policy limits to cover their risks, alleged errors and omissions claims against us arising from disputed or denied claims are often significant. Moreover, in certain circumstances, our agreements with brokerage, investment and certain other types of clients may not limit the maximum liability to which we may be exposed for claims involving alleged errors or omissions. As such, we would not have limited liability for the work we provide to these clients.

Further, given that we frequently work with large pension funds and insurance companies as well as other large clients, relatively small percentage errors or variances can create significant financial variances and may result in significant claims for unintended or unfunded liabilities. The risks from such variances or errors could be aggravated in an environment of declining pension fund asset values and insurance company capital levels. Our exposure to liability with respect to a particular engagement can be substantially greater than the revenue opportunity that the engagement generates for us.

Clients may seek to hold us responsible for the financial consequences of variances between assumptions and estimates and actual outcomes or for errors. For example, in the case of pension plan actuarial work, a client’s claims might focus on its alleged reliance on actuarial assumptions that it asserts in hindsight were unreasonable. The client might then argue that, based on such reliance, the client made benefit commitments that it may later claim are not affordable or funding decisions that resulted in plan underfunding if and when actual outcomes vary from actuarial assumptions.

We also continue to create new products and services (including increasingly complex technology solutions) and to grow the business of providing products and services to institutional investors, financial services companies and other clients. We are also increasingly developing products and services where the end users are individuals. The risk of claims from these lines of business and related products and services may be greater than from our core products or services, and such claims may be for significant amounts as we take on increasingly complicated projects, including those with complex regulatory requirements.

We also provide advice on both asset allocation and selection of investment managers. Increasingly, for many clients, we are responsible for making decisions on both of these matters, or we may serve in a fiduciary capacity, either of which may increase liability exposure. In addition, the Company offers affiliated investment funds, including in the U.S. and Ireland, with plans to launch additional funds over time. Given that our Investments business may recommend affiliated investment funds or affirmatively invest such clients’ assets in such funds under delegated authority, this may increase our liability exposure. We may also be liable for actions of managers or other service providers to the funds. Further, for certain clients, we are responsible for some portions of cash and investment management, including rebalancing of investment portfolios and guidance to third parties on the structure of derivatives and securities transactions. Asset classes may experience poor absolute performance, and investment managers may underperform their benchmarks; in both cases the investment return shortfall can be significant. Clients experiencing this underperformance, including from our affiliated investment funds, may assert claims against us, and such claims may be for significant amounts. In addition, our failure to properly execute our role can cause monetary damage to our clients or such third parties for which we might be found liable, and such claims may be for significant amounts. As we continue to expand this business geographically and by way of new product, service, and advisory offerings (including expanded services to individuals either directly or through business-to-business-to-consumer arrangements), we will be subject to additional contractual exposures and obligations with investors, asset managers, and third-party service providers, as well as increased regulatory exposures. Overall, our ability to contractually limit our potential liability may be restrained in certain jurisdictions or markets or in connection with claims involving breaches of fiduciary duties or other alleged errors or omissions.

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

We have been and may continue to be subject to inquiries and investigations by federal, state, international, or other governmental agencies regarding aspects of our clients’ businesses and/or our own businesses, including (but not limited to) regulated businesses such as our insurance brokerage, Benefits Delivery & Outsourcing reporting unit, and investment advisory services. Such inquiries or investigations can consume significant management time and result in regulatory sanctions, fines or other actions as well as significant legal fees, which could have a material adverse impact on our business, results of operations and liquidity. Also, we face additional regulatory scrutiny as we expand our businesses geographically as we increase the scope of new products and services that we offer and as we increase the scope and nature of our clients, including more individual clients in both our broking and investments businesses.

All of these items reflect an increased focus by government agencies (in the U.K., U.S., and elsewhere) on various aspects of the operations and affairs of our businesses. We are unable to predict the outcome of these inquiries or investigations. Any proposed changes that result from these investigations and inquiries, or any other investigations, inquiries or regulatory developments, or any potential fines or enforcement action or associated fees for external advisors, could materially adversely affect our business and our results of operations.

We are subject to political, geopolitical, economic, legal, regulatory, compliance, cultural, market, operational and other risks that are inherent in operating our global businesses.

We continue to expand our businesses and operations into new regions throughout the world, including emerging markets. In conducting our businesses and maintaining and supporting our global operations, we are subject to political, geopolitical, economic, legal, regulatory, compliance, cultural, market, operational and other risks. The possible effects of these disruptions throughout the world could have an adverse impact on our business and financial results. These risks include:

•
the general economic and political conditions in the U.S. and foreign countries (including political and social unrest in certain regions);
•
geopolitical events, conflicts and tensions in a variety of geographies;
•
the imposition of controls or limitations on the conversion of foreign currencies or remittance of dividends and other payments by foreign subsidiaries;
•
the imposition of economic and trade sanctions by both the U.S. and foreign governments;
•
the imposition of trade restrictions or tariffs by both the U.S. and foreign governments;
•
the imposition of withholding and other taxes on remittances and other payments from subsidiaries;
•
the imposition or increase of investment and other restrictions by foreign governments;
•
fluctuations in currency exchange rates or our tax rates;
•
difficulties in controlling operations and monitoring colleagues in geographically dispersed and culturally diverse locations;
•
the practical challenges and costs of complying, or monitoring compliance, with a wide variety of foreign laws (some of which are evolving or are not as well-developed as the laws of the U.S. or U.K. or which may conflict with U.S. or other sources of law);
•
the practical challenges and costs of complying with regulations applicable to insurance brokers and other business operations in countries where we do business, including many in emerging markets; and
•
the practical challenges and costs of compliance with all other laws, rules and regulations relating to the conduct of business, including trade sanction laws administered by the U.S., E.U., U.K., and other governments, as well as the requirements of the U.S. Foreign Corrupt Practices Act (‘FCPA’) and anti-bribery and corruption laws in other countries where we carry out business.

In addition, as a result of the global scale of our businesses and operations, we are exposed to many types of fraud-related risks that may be committed by colleagues, vendors, suppliers, distributors and other persons with whom we do business. Our businesses are dependent on our ability to process a large number of increasingly complex transactions across the globe, which, when coupled with geographic and industry vulnerabilities in the different jurisdictions in which we operate, can subject us to potentially fraudulent activity. If, for example, any of our financial, accounting, or other data processing systems are subjected to fraudulent manipulation or purposeful sabotage by our colleagues or one or more outsiders, these systems could fail or have other significant shortcomings, which could materially adversely affect our ongoing business and operations both in the U.S. and abroad. We are similarly dependent on our colleagues. We could be materially adversely affected if one or more of our colleagues causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. Third parties with whom we do business could also be sources of operational risk to us, including by conducting fraudulent activities within such parties’ own systems or carried out by its employees. Any of these occurrences could adversely affect our ability to operate one or more of our businesses, while simultaneously exposing us to potential liability to clients and customers, reputational damage, as well as legal, judicial and regulatory intervention or fines.

Economic and trade sanctions imposed by governments, or changes to such sanction regulations (such as sanctions imposed on Russia and China), and related counter-sanctions, could have a material adverse impact on our operations or financial results.

International conflicts and related geopolitical tensions increase the risk of sanctions impacting our business. In February 2022, Russia invaded Ukraine, which led to a series of economic and other sanctions on Russia imposed by the U.S., the E.U., the U.K., and other authorities. There also continue to be diplomatic and trade tensions between the U.S. and a large number of countries including China, which have been exacerbated by geopolitical developments and military activity in the Asia-Pacific region, and which could lead to an increase in sanctions and the implementation of other trade or investment measures. There has been an increase in sanctions designations and other restrictive measures in relation to Russia and other jurisdictions, as well as counter-sanctions imposed in response. Additionally, sanctions issued in response to conflicts and instability in the Middle East as well as other existing or emerging conflicts or potential conflicts globally could have an adverse impact on our operations.

Sanctions imposed by the U.S., the E.U., the U.K. and other authorities on Russia, as well as Russian counter-sanctions, are extensive. Russian actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. The ramifications of the hostilities and sanctions, however, may not be limited to Russia and Russian companies but may spill over to and negatively impact other regional and global economic markets (including Europe and the United States), companies in other countries (particularly those that have done business with Russia) and various sectors, industries and markets for securities and commodities globally, including the energy and transportation sectors. Accordingly, the actions discussed above and the potential for a wider conflict could increase financial market volatility and could cause severe negative effects on regional and global economic markets, industries and companies. In addition, retaliatory actions and other countermeasures, including cyberattacks and espionage, may negatively impact more countries and companies like us. The extent and duration of the Russian actions or future escalation of such hostilities, the extent and impact of existing and future sanctions, market disruptions and volatility, and the result of any diplomatic negotiations cannot be predicted.

In addition, sanctions regimes are increasingly complex, evolve rapidly and may be imposed, relaxed, modified or reinstated in response to political or diplomatic developments, including in jurisdictions such as Venezuela and Syria. Governments have also increasingly proposed or implemented sector-specific and services-based sanctions, including measures affecting the transportation, insurance or financing of energy commodities. Touchpoints with sanctioned individuals, entities or locations can be difficult to identify and, given the increased scope and complexity of sanctions and the pace of regulatory change, there is an increased risk of non-compliance. A number of volatile geopolitical events are likely to affect the implementation of sanctions such as Russia’s invasion of Ukraine, negotiations between the E.U., U.S. and Iran over a new nuclear deal, as well as continuing tensions between the U.S. and China with their sanctions and subsequent counter-sanctions. Some affected jurisdictions may include significant businesses or client activity for us. As a result, we cannot predict the impacts of any changes in the U.S., E.U., U.K. or other sanctions, counter-sanctions or related regulatory changes, and whether such changes could have a material adverse impact on our operations or financial results.

Our business will be negatively affected if we are not able to anticipate and keep pace with rapid changes in government laws or regulations, or if government laws or regulations decrease the need for our services, increase our costs or limit our compensation.

A material portion of our revenue is affected by statutory or regulatory changes. Some examples of statutory or regulatory changes that could materially impact us are any changes to the U.S. Patient Protection and Affordable Care Act (‘PPACA’), the Healthcare and Education Reconciliation Act of 2010 (‘HCERA’), which we refer to collectively as ‘Healthcare Reform’, or to the Medicare laws and regulations. While the U.S. Congress has not passed legislation replacing or fundamentally amending Healthcare Reform (other than changes to the individual mandate), such legislation, or another version of Healthcare Reform, could be implemented in the future. In addition, some U.S. political candidates and representatives elected to office have expressed a desire to amend all or a portion of Healthcare Reform or otherwise establish alternatives to employer-sponsored health insurance or replace it with government-sponsored health insurance, often referred to as ‘Medicare for All’. If we are unable to adapt our services to potential new laws and regulations, or judicial modifications, with respect to Healthcare Reform or otherwise, our ability to provide effective services in these areas may be impacted. In addition, more restrictive marketing rules or interpretations of the Centers for Medicare and Medicaid Services (‘CMS’), or judicial decisions that restrict or otherwise change existing provisions of U.S. healthcare regulation, could have an adverse impact on our healthcare-related businesses if we are unable to adapt to such changes. CMS has recently proposed and finalized additional marketing-related requirements for Medicare Advantage and Part D plans, including Contract Year 2026 proposed rules released in November 2024 that expand the definition of ‘marketing’, increase compliance obligations, introduce new beneficiary-protection provisions, and heighten enforcement risk. CMS also issued earlier rules in April 2024 aimed at curbing marketing misconduct and agent/broker incentive structures, and certain elements of those April 2024 rules are currently on hold due to ongoing litigation. These developments contribute to increased regulatory uncertainty. Additionally, CMS finalized further program changes in April 2025, some of which apply beginning in 2025-2027 and include updated marketing and communication standards. We could also be adversely affected if changes in regulations or government policies impact us directly or indirectly, for example, by adversely impacting markets in which we participate, and we are not able to adapt to such changes.

In addition, on April 23, 2024, the United States Department of Labor (‘DOL’) released a final rule (the ‘Retirement Security Rule’) that, among other things, expands the definition of an investment advice fiduciary under the Employee Retirement Income Security Act (‘ERISA’) and broadens the scope of advice that must meet fiduciary standards. As we continue to review the Retirement Security Rule, uncertainty exists regarding the Retirement Security Rule’s impact on one or more of our businesses, the conduct of which may become subject to fiduciary standards. Industry trade groups brought legal challenges to the Retirement Security Rule and, in late July 2024, two federal district courts issued stays halting the implementation of the entirety of the Retirement Security Rule until further notice. The DOL appealed these decisions to the United States Court of Appeals for the Fifth Circuit in September 2024. However, in November 2025, the DOL withdrew its appeals, and the United States Court of Appeals for the Fifth Circuit dismissed the appeals, leaving the district court stays in place. As a result, the Retirement Security Rule remains stayed and is not currently in effect while the underlying litigation continues.

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

Changes in government and accounting regulations in the U.S. and the U.K., two of our principal geographic markets, affecting the value, use or delivery of benefits and human capital programs, may materially adversely affect the demand for, or the profitability of, our various services if we are not able to adapt to such changes. In addition, we have significant operations throughout the world, which further subject us to applicable laws and regulations of countries outside the U.S. and the U.K. Changes in legislation or regulations and actions by regulators in particular countries, including changes in administration and enforcement policies, could require operational improvements or modifications, which may result in higher costs or hinder our ability to operate our business in those countries.

Given the uncertainties relating to legal, statutory and regulatory changes that affect health insurance plans across the globe, the impact is difficult to determine, but it could have material negative effects on us if we are not able to adapt to such changes, including:

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

Any of these effects could materially harm our business and results of operations without appropriate adaptation of our business. And, if such legal, statutory or regulatory changes do occur, or if insurance carriers decide to limit our ability to sell their plans or determine not to sell individual health insurance plans altogether, our business, results of operations and financial condition could be materially harmed.

Our compliance systems and controls cannot guarantee that we comply fully with all applicable federal and state or foreign laws and regulations, and actions by regulatory authorities or changes in applicable laws and regulations in the jurisdictions in which we operate could impact our operations and/or have an adverse effect on our business.

Our activities are subject to extensive regulation under the laws of the U.S., the U.K., the E.U. and its member states, and the other jurisdictions around the world in which we operate. In addition, we own an interest in a number of associates and companies where we do not exercise management control. Regulators across the world also continue to seek to regulate brokers, fund managers and investment advisers who operate in their jurisdictions. The foreign and U.S. laws and regulations applicable to our operations are complex, continually evolving and may increase the costs of regulatory compliance, limit or restrict the products or services we sell or subject our business to the possibility of regulatory actions or proceedings. These laws and regulations include insurance and financial industry regulations, antitrust and competition laws, economic and trade sanctions laws relating to countries and regions in which certain subsidiaries do business or may do business (‘Sanctioned Jurisdictions’) such as Crimea, the Luhansk People’s Republic and the Donetsk People’s Republic (and other occupied territories of Ukraine), Cuba, Iran, North Korea, Russia, Sudan, Syria and Venezuela, anti-corruption laws such as the FCPA, the U.K. Bribery Act 2010, and similar local laws prohibiting corrupt payments to governmental officials and the Foreign Account Tax Compliance provisions of the Hiring Incentives to Restore Employment Act in the U.S., as well as laws and regulations related to fraud, data privacy, artificial intelligence, cybersecurity and telemarketing.

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

The ways in which intermediaries are compensated can receive scrutiny from regulators, clients and other interested parties in part because of the potential for anti-competitive behavior and conflicts of interest. We could suffer significant financial or reputational harm if we fail to properly identify and manage any such potential conflicts of interest or allegations of anti-competitive behavior. Conflicts of interest exist or could exist any time the Company or any of its colleagues have or may have an interest in a transaction or engagement that is inconsistent with our clients’ interests. This could occur, for example, when the Company is providing services to multiple parties in connection with a transaction. In addition, as we provide more solutions-based services, there is greater potential for conflicts with advisory services. Managing conflicts of interest is an important issue for the Company which can be a challenge for a large and complex company such as ours. Due to the broad scope of our businesses and our client base, we regularly address potential conflicts of interest, including, without limitation, situations where our services to a particular client or our own investments or other interests are in conflict, or could be perceived to be in conflict, with the interests of another client. If conflicts of interest are not carefully managed, it could lead to failure or perceived failure to protect the client’s interests, with attendant regulatory and reputational risks that could materially adversely affect us and our operations. There is no guarantee that all potential conflicts of interest will be identified, and undetected conflicts may result in damage to our professional reputation and result in legal liability, which may have a material adverse effect on our business. Identifying conflicts of interest may also prove difficult as we continue to bring systems and information together and integrate newly acquired businesses. We may not be able to adequately address such conflicts of interest.

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

Our global operations expose us to numerous, and sometimes conflicting, legal and regulatory requirements in environmental, social and governance (‘ESG’) matters, and violation of these regulations could harm our business.

Divergent and evolving policy regimes across jurisdictions (including pro-ESG mandates and disclosure regimes in some markets and anti-ESG laws, procurement restrictions or ‘boycott’ statutes in others) can create conflicting obligations, increase the risk of non-compliance, constrain certain business activities or relationships, and negatively affect our reputation and results. As a result of our global operations, we can be subject to conflicting regulatory requirements from which conflicts may be exacerbated in markets with anti-ESG regulations. If new laws or regulations are more stringent than or conflict with current legal or regulatory requirements, we may experience increased compliance burdens and costs to meet such obligations. In addition, our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or may not meet the expectations of investors or other stakeholders. From time to time we may set, change or withdraw commitments or goals relating to sustainability (i.e., our ESG efforts relating to our internal operations) or our membership or support for certain sustainability-related organizations or initiatives. Our ability to develop and achieve our sustainability commitments and goals are subject to numerous risks, many of which are outside of our control, such as: the availability and cost of low- or non-greenhouse gas-intensive energy sources; infrastructure and technologies; evolving regulatory requirements affecting sustainability standards or disclosures; the sustainability posture of others in our value chain such as suppliers and other counterparties; and the availability and reliability of information upon which we determine our commitments, goals, and achievements.

Our processes and controls for reporting sustainability matters across our operations are evolving along with standards for identifying, measuring and reporting sustainability metrics, including sustainability-related disclosures that may be required by the SEC, European and other regulators, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals on a timely basis or at all. Methodologies for reporting sustainability data may be updated and previously-reported sustainability data may be adjusted to reflect: improvement in availability, measurement or quality of data, changing assumptions and use of estimates, changes in the nature and scope of our operations and other changes in circumstances. As we continue our work to prepare to comply with new and amended applicable legal and regulatory requirements, including European Sustainability Reporting Standards under the E.U. Corporate Sustainability Reporting Directive (‘CSRD’), the E.U. Corporate Sustainability Due Diligence Directive, California’s S.B. 253 and IFRS Sustainability Standards issued by the International Sustainability Standards Board that may become applicable to us in our global operations, as well as focus on our own sustainability assessments and priorities, we may disclose additional metrics against which we may measure ourselves or be measured and tracked by others over time. We cannot predict future legal, regulatory and other developments in these areas, and any changes to the regulatory framework or our disclosure obligations could also negatively impact our business and results.

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

The economic, regulatory and political impact of the United Kingdom’s exit from the European Union on January 31, 2020 has adversely affected and may continue to affect our business.

The Company is heavily invested in the U.K. through our businesses and activities. Brexit has resulted in greater restrictions on business conducted between the U.K. and E.U. countries and has increased regulatory complexities. Uncertainty remains as to how changes to the U.K.’s access to the E.U. Single Market and the wider trading, legal, regulatory, tax, social and labor environments, especially in the U.K. and E.U., will be impacted over time, including the resulting impacts on our business and that of our clients. In addition, due to the nature of our Brexit model, we require additional administration, document production, qualifications, supervision, regulatory engagement and governance across our U.K. and E.U. businesses, which has adversely affected our operations and financial results.

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

WTW had total consolidated debt outstanding of approximately $6.3 billion as of December 31, 2025, and our related interest expense was $259 million for the year ended December 31, 2025.

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

The maintenance and growth of our business depend on our access to capital, which will depend in large part on cash flow generated by our business and the availability of equity and debt financing. Also, we could be at risk to rising interest rates in the future to the extent that we borrow at floating rates under our existing borrowing agreements or refinance existing debt at higher rates. There can be no assurance that our operations will generate sufficient positive cash flow to finance all of our capital needs or that we will be able to obtain equity or debt financing on favorable terms or at all, which could have a material adverse effect on us.

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

In addition, under the indentures for our 4.400% senior notes due 2026, our 4.650% senior notes due 2027, our 4.500% senior notes due 2028, our 2.950% senior notes due 2029, our 4.550% senior notes due 2031, our 5.350% senior notes due 2033, our 5.150% senior notes due 2036, our 6.125% senior notes due 2043, our 5.050% senior notes due 2048, our 3.875% senior notes due 2049 and our 5.900% senior notes due 2054, if we experience a ratings decline together with a change of control event, we would be required to offer to purchase these notes from holders unless we had previously redeemed those notes. We may not have sufficient funds available or access to funding to repurchase tendered notes in the event of a ratings decline together with a change of control event, which could result in a default under the notes. Any future debt that we incur may contain covenants regarding, among other things, repurchases in the event of a change of control triggering event.

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

Quarterly variations in our revenue, cash flow and results of operations have occurred in the past and could occur as a result of a number of factors, such as: the significance of client engagements commenced and completed during a quarter; seasonality of certain types of services; the number of business days in a quarter; colleague hiring and utilization rates; our clients’ ability to terminate engagements without penalty; the size and scope of assignments; our ability to enhance our billing, collection and working capital management efforts; differences in timing of renewals; duration and timing of large scale projects on quarterly revenue; non-recurring revenue from disposals and book-of-business sales; and general economic conditions.

We derive significant revenue from commissions for brokerage services, but do not determine the insurance premiums on which our commissions are generally based. Commission levels generally follow the same trend as premium levels, as they are a percentage of the premiums paid by the insureds. Fluctuations in the premiums charged by the insurance carriers can therefore have a direct and potentially material impact on our results of operations. Due to the cyclical nature of the insurance market and the impact of other market conditions on insurance premiums, commission levels may vary widely between accounting periods. A period of low or declining premium rates, generally known as a ‘soft’ or ‘softening’ market, generally leads to downward pressure on commission revenue and can have a material adverse impact on our commission revenue and operating margin. Soft market conditions across certain sectors and geographic regions would negatively impact our business. In addition, insurance carriers may seek to reduce their expenses by reducing the commission rates payable to insurance agents or brokers such as us. The reduction of these commission rates, along with general volatility and/or declines in premiums, may significantly undermine our profitability. Because we do not determine the timing or extent of premium pricing changes, it is difficult to accurately forecast our commission revenue, including whether they will significantly decline. As a result, we may have to adjust our plans for future acquisitions, capital expenditures, dividend payments, loan repayments and other expenditures to account for unexpected changes in revenue, and any decreases in premium rates may adversely affect the results of our operations.

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

We account for certain joint ventures or other significant investments in businesses under the equity method of accounting. This means that our share of net income or loss in the investee increases or decreases, as applicable, the carrying value of the investment. By operating a business through this arrangement, we do not have the same level of control over operating decisions as we would if we owned the business outright. We generally recognize these types of equity method investments within other assets on the consolidated balance sheets and their proportionate share of earnings in interest in earnings of associates, net of tax in the consolidated statements of operations. Where we have significant operating losses and a required minimum funding agreement in place, we recognize a liability for these losses which cannot exceed the remaining required minimum funding. As a result, the amount of net equity income or loss recognized from these investments can vary substantially from period to period. Any losses experienced by these entities could cause significant variations in our quarterly operating results and the value of our investment.

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

The Company is organized as a holding company, a legal entity that is separate and distinct from our operating subsidiaries. As a holding company without significant operations of our own, we are dependent upon dividends and other payments from our operating subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligations, for paying dividends to shareholders, for repurchasing our ordinary shares and for corporate expenses. Legal and regulatory restrictions, foreign exchange controls, as well as operating requirements of our subsidiaries, may limit our ability to obtain cash from these subsidiaries. For example, Willis Limited, our U.K. brokerage subsidiary regulated by the FCA, is currently required to maintain $100 million in unencumbered and available financial resources, of which at least $53 million must be in cash, for regulatory purposes. In the event our operating subsidiaries are unable to pay dividends and other payments to the Company, we may not be able to service debt, pay obligations or pay dividends on, or repurchase, our ordinary shares. In the event we are unable to generate cash from our operating subsidiaries for any of the reasons discussed above, our overall liquidity could deteriorate.

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

On July 4, 2025, the ‘Act to provide for reconciliation pursuant to title II of H. Con. Res. 14’ (‘H.R. 1’) was enacted into law and generally became effective on January 1, 2026, with certain exceptions. H.R. 1 included numerous changes to existing tax law affecting businesses, including extending and modifying certain key provisions of the Tax Cuts and Jobs Act of 2017, both domestic and international, expanding certain Investment Retirement Account incentives while accelerating the phase-out of others.

In addition, the U.S. Congress, the Organization for Economic Co-operation and Development (‘OECD’), the World Trade Organization and other government agencies in non-U.S. jurisdictions where we and our affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. One example is around base erosion and profit shifting, where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. In January 2026, the OECD announced the release of a new package of administrative guidance under the Pillar Two global minimum tax rules (the ‘side-by-side’ package). As countries in which we do business enact legislation consistent with the OECD’s Pillar Two global minimum tax rules, WTW’s income may be subject to additional taxation or other unfavorable tax consequences. The Pillar Two rules and related guidance, as well as how specific jurisdictions in which we do business may address or implement the Pillar Two recommendations, is a developing area with significant uncertainty.

Future developments related to Pillar Two or other legislative enactments may adversely impact WTW.

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

Irish law generally provides that a board of directors may allot and issue shares (or rights to subscribe for or convert into shares) if authorized to do so by a company’s constitution or by an ordinary resolution of shareholders. Such authorization may be granted in respect of up to the entirety of a company’s authorized but unissued share capital and for a maximum period of five years, at which point it must be renewed by an ordinary resolution of shareholders. In addition, when an Irish company issues shares for cash to new shareholders, it is generally required first to offer those shares on the same or more favorable terms to existing shareholders on a pro-rata basis. It is possible for such statutory pre-emption rights to be disapplied in a company’s constitution or by a special resolution of shareholders.

The Company’s constitution, when originally adopted, authorized our directors to allot shares up to the maximum of the Company’s authorized but unissued share capital and disapplied statutory pre-emption rights for a period of five years. Since the expiry of this initial five-year period, we seek these allotment and pre-emption shareholder authorizations at appropriate levels and intervals. However, if we are unable to obtain these authorizations from our shareholders or are otherwise limited by the terms of our authorizations, then our ability to issue shares under our equity compensation plans and, if applicable, facilitate funding acquisitions or otherwise raise capital could be adversely affected.

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

Board Oversight and Governance

WTW’s board of directors has delegated the oversight of cybersecurity risks to the Risk and Operational Oversight Committee (the ‘Risk Committee’). The Risk Committee assists the board of directors in its oversight of the ERM framework, policies, and practices used by WTW to identify, assess, and manage WTW’s key operational risks, including without limitation: cybersecurity, technology, information security, privacy, and artificial intelligence risk. WTW’s Chief Information Security Officer (‘CISO’) and Global Head of Technology report to the Risk Committee on cybersecurity matters, including key risks. The Risk Committee reports to the board of directors at each formal board meeting and the board of directors discusses those reports.

Management Oversight and Governance

Management plays an important role in assessing and managing WTW’s material risks from cybersecurity threats. The CISO is responsible for designing and implementing a security program and strategy. WTW's CISO has served in various roles in information technology and information security for over 23 years, including serving as CISO of several public companies. The CISO holds undergraduate and graduate degrees in business. The CISO reports to the Global Head of Technology. WTW’s Global Head of Technology has served in various roles in information technology for over 25 years. The Global Head of Technology holds a graduate degree in business.

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

Material Effects of Cybersecurity Incidents

Although we and our vendors regularly experience cybersecurity incidents, we do not believe that risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected our business strategy, results of operations or financial condition. However, there is no guarantee that a future cyber incident would not materially affect our business strategy, results of operations or financial condition. To learn more about risks from cybersecurity threats, review the risk factors included in Part I, Item 1A Risk Factors in this Annual Report on Form 10-K, as updated by WTW’s subsequent SEC filings. The risks described in such filings are not the only risks facing WTW. Additional risks and uncertainties not currently known or not currently deemed material may, in the future, materially adversely affect WTW’s business, financial condition or results of operations.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Share Data

Our ordinary shares have traded on the NASDAQ Global Select Market under the symbol ‘WTW’ since January 10, 2022. As of February 23, 2026, there were 912 shareholders of record of our ordinary shares, not including those ordinary shares held in street or nominee name.

Dividends

We normally pay dividends on a quarterly basis to shareholders of record on March 31, June 30, September 30 and December 31. In February 2026, the board of directors approved a quarterly cash dividend of $0.96 per share ($3.84 per share annualized rate), which will be paid on or around April 15, 2026 to shareholders of record as of March 31, 2026.

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

Performance Graph

Comparison of Five-Year Cumulative Total Shareholder Return

The graph below depicts cumulative total shareholder returns for WTW for the period from December 31, 2020 through December 31, 2025.

The graph also depicts the total return for the S&P 500 and for a peer group for WTW comprised of Aon plc, Arch Capital Group Ltd., Arthur J. Gallagher & Co., Automatic Data Processing, Inc., Booz Allen Hamilton Holding Corporation, Brown & Brown Inc., Cognizant Technology Solutions Corporation, Fidelity National Financial, Inc., Fidelity National Information Services, Inc., First American Financial Corporation, Fiserv, Inc., Marsh & McLennan Companies, Inc., Principal Financial Group, Inc., Robert Half International Inc., S&P Global Inc., and Unum Group. The graph charts the performance of $100 invested on the initial date indicated, December 31, 2020, assuming full dividend reinvestment.

Comparison of Cumulative Total Return Among
Willis Towers Watson, S&P 500, and a Peer Group
$250
$200
$150
$100
$50
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Willis Towers Watson
S&P 500 Index
Peer Group

Unregistered Sales of Equity Securities and Use of Proceeds

During the year ended December 31, 2025, no shares were issued by the Company without registration under the Securities Act of 1933, as amended.

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

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1, 2025 through October 31, 2025	400,835	$335.49	400,835	4,599,053
November 1, 2025 through November 30, 2025	547,165	$321.79	547,165	4,051,888
December 1, 2025 through December 31, 2025	120,789	$326.54	120,789	3,931,099
	1,068,789	$327.47	1,068,789

The board of directors has authorized the current open-ended repurchase program for a total of up to $11.7 billion, which was most recently increased by $1.5 billion on September 16, 2025. At December 31, 2025, the maximum number of shares that may be purchased under the existing stock repurchase program is 3,931,099, with approximately $1.3 billion remaining on the current open-ended repurchase authority granted by the board. An estimate of the maximum number of shares under the existing authorities was determined using the closing price of our ordinary shares on December 31, 2025 of $328.60.

Securities Authorized for Issuance Under Equity Compensation Plans

For information on our securities authorized for issuance under our existing equity compensation plans, see ‘Securities Authorized for Issuance under Equity Compensation Plans’ in our year-end 2025 proxy statement to be filed with the SEC in the first half of 2026.

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

Our methods of calculating these measures may differ from those used by other companies and therefore comparability may be limited. These financial measures should be viewed in addition to, not in lieu of, the consolidated financial statements for the year ended December 31, 2025.

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

Within our insurance and brokerage business, due to the cyclical nature of the insurance market and the impact of other market conditions on insurance premiums, commission revenue may vary widely between accounting periods. A period of low or declining premium rates, generally known as a ‘soft’ or ‘softening’ market, generally leads to downward pressure on commission revenue and can have a material adverse impact on our revenue and operating margin. A ‘hard’ or ‘firming’ market, during which premium rates rise, generally has a favorable impact on our revenue and operating margin. Rates, however, vary by geography, industry and client segment. As a result, and due to the global and diverse nature of our business, we view rates in the aggregate. Overall, at the time of filing this Annual Report, we are seeing a softening market.

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

Risks and Uncertainties of the Economic Environment

U.S. and global markets are continuing to experience uncertainty, volatility and disruption as a result of uncertain macroeconomic conditions including tariff actions and uncertainties relating to global trade, fluctuations in currency exchange rates, volatility in debt and equity markets, uncertainty around interest rates, softening consumer confidence and labor markets, changes in U.S. policies across a broad range of subjects and the speed with which such changes are or may be implemented, and the ongoing Russia-Ukraine and other geopolitical conflicts and tensions. Although the length and impact of these situations are highly unpredictable, the ongoing uncertainty and volatility of the global economy and capital markets, which has resulted in persistent inflation and fluctuating interest rates in many of the markets in which we operate, could accelerate recessionary pressures and continue to lead to further market disruptions. Further, in addition to the direct impact of the continuing dynamic tariff environment on our business (which we do not expect to be significant, so long as retaliatory actions do not extend to services), recent U.S. legislation and other U.S. federal government actions continue to create uncertainty for the business as well as accounting and tax matters. Other indirect impacts from changes in tariffs or from legislative or regulatory developments, such as changes in consumer sentiment, trade relations, economic activity, disruption of U.S. federal government operations, willingness to do business with U.S.-listed firms, inflationary pressures and employee distraction, among others, could negatively affect our business, operations and financial condition.

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

For management’s discussion of our results of operations for the year ended December 31, 2024 in comparison with the year ended December 31, 2023, please see our Annual Report on Form 10-K filed with the SEC on February 25, 2025.

Financial Statement Overview

The tables below set forth our summarized consolidated statements of comprehensive income and data as a percentage of revenue for the periods indicated.

Consolidated Statements of Comprehensive Income

($ in millions, except per share data)

	Years ended December 31,
	2025		2024

Revenue	$9,708	100%	$9,930	100%
Costs of providing services
Salaries and benefits	5,625	58%	5,502	55%
Other operating expenses	1,408	15%	1,833	18%
Impairment (i)	—	—%	1,042	10%
Depreciation	226	2%	230	2%
Amortization	192	2%	226	2%
Restructuring costs	—	—%	61	1%
Transaction and transformation	23	—%	409	4%
Total costs of providing services	7,474		9,303
Income from operations	2,234	23%	627	6%
Interest expense	(260)	(3)%	(263)	(3)%
Other loss, net (i)	(21)	—%	(262)	(3)%
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	1,953	20%	102	1%
Provision for income taxes	(318)	(3)%	(192)	(2)%
Interest in earnings of associates, net of tax	(22)	—%	2	—%
Income attributable to non-controlling interests	(8)	—%	(10)	—%
NET INCOME/(LOSS) ATTRIBUTABLE TO WTW	$1,605	17%	$(98)	(1)%
Diluted earnings/(loss) per share	$16.26		$(0.96)

(i)
For the year ended December 31, 2024, Impairment and Other loss, net include goodwill-related impairment expense and loss on disposal, respectively, associated with the sale of our TRANZACT business (see Note 3 — Acquisitions and Divestitures within Item 8 of this Annual Report on Form 10-K).

Consolidated Revenue

We derive the majority of our revenue from commissions from our brokerage services and fees for consulting and administration services. No single client represented a significant concentration of our consolidated revenue for any of our three most recent fiscal years.

The following table details our top five markets based on percentage of consolidated revenue (in U.S. dollars) from the countries where work was performed for the year ended December 31, 2025. These figures do not represent the currency of the related revenue, which is presented in the next table.

Geographic Region	% of Revenue
United States	46%
United Kingdom	21%
France	5%
Canada	3%
Germany	3%

The table below details the approximate percentage of our revenue and expenses by transactional currency for the year ended December 31, 2025.

Transactional Currency	Revenue	Expenses (i)
U.S. dollars	54%	47%
Pounds sterling	13%	20%
Euro	16%	14%
Other currencies	17%	19%

(i)
These percentages exclude certain expenses for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. These items include amortization of intangible assets and transaction and transformation.

The following table sets forth the total revenue for the years ended December 31, 2025 and 2024 and the components of the change in total revenue for the year ended December 31, 2025, as compared to the prior year. The components of the revenue change may not add due to rounding.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Years Ended December 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2025	2024	Change	Impact	Change	Divestitures	Change (i)
	($ in millions)
Revenue	$9,708	$9,930	(2)%	1%	(3)%	(8)%	5%

(i)
Interest income did not contribute to organic change for the year ended December 31, 2025.

Revenue for the year ended December 31, 2025 was $9.7 billion, compared to $9.9 billion for the year ended December 31, 2024, a decrease of $222 million, or 2%, on an as-reported basis. Adjusting for the impact of foreign currency and acquisitions and disposals, our organic revenue growth was 5% for the year ended December 31, 2025. The decrease in as-reported revenue was due primarily to the sale of our TRANZACT business on December 31, 2024. The increase in organic revenue was driven by strong performances in both segments. For additional information, please see the section entitled ‘Segment Revenue and Segment Operating Income’ elsewhere within this Item 7 of this Annual Report on Form 10-K.

Our revenue can be materially impacted by changes in currency conversions, which can fluctuate significantly over the course of a calendar year. For the year ended December 31, 2025, currency translation increased our consolidated revenue by $89 million. The primary currencies driving this change were the Euro and Pound Sterling.

Definitions of Constant Currency Change and Organic Change are included in the section entitled ‘Non-GAAP Financial Measures’ elsewhere within this Item 7 of this Annual Report on Form 10-K.

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

HWC is the larger of the two segments of the Company, generating approximately 55% of our segment revenue for the year ended December 31, 2025. Addressing four key areas, Health, Wealth, Career and Benefits Delivery & Outsourcing (‘BDO’), the segment is focused on addressing our clients’ people and risk needs to help them succeed in a global marketplace.

The following table sets forth HWC segment revenue for the years ended December 31, 2025 and 2024, and the components of the change in revenue for the year ended December 31, 2025 from the year ended December 31, 2024.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Years ended December 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2025	2024	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue excluding interest income	$5,225	$5,745	(9)%	1%	(10)%	(14)%	4%
Interest income	29	32
Total segment revenue	$5,254	$5,777	(9)%	1%	(10)%	(14)%	4%

Segment operating income	$1,681	$1,717

HWC segment revenue for the years ended December 31, 2025 and 2024 was $5.3 billion and $5.8 billion, respectively. Health delivered organic revenue growth in all regions, led by double-digit increases across International which benefited from strong new business and geographic expansion. Wealth generated organic revenue growth from higher levels of Retirement work globally, alongside growth in our Investments business. Career reported revenue growth, largely driven by an uptick in advisory work in Europe and increased compensation survey sales globally. BDO increased primarily due to robust project and core administrative work in Europe, alongside higher commission revenue in Individual Marketplace.

HWC segment operating income for both the years ended December 31, 2025 and 2024 was $1.7 billion. HWC segment operating income declined slightly as improvements from operating efficiencies were offset by the operating income lost from sale of TRANZACT.

Risk & Broking (‘R&B’)

The Risk & Broking (‘R&B’) segment provides a broad range of risk advice, insurance brokerage and consulting services to clients worldwide ranging from small businesses to multinational corporations.

R&B generated approximately 45% of our segment revenue for the year ended December 31, 2025. The segment comprises two primary businesses - Corporate Risk & Broking and Insurance Consulting and Technology.

The following table sets forth R&B segment revenue for the years ended December 31, 2025 and 2024, and the components of the change in revenue for the year ended December 31, 2025 from the year ended December 31, 2024.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Years ended December 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2025	2024	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue excluding interest income	$4,237	$3,926	8%	1%	7%	—%	7%
Interest income	97	112
Total segment revenue	$4,334	$4,038	7%	1%	6%	—%	6%

Segment operating income	$1,072	$958

R&B segment revenue for the years ended December 31, 2025 and 2024 was $4.3 billion and $4.0 billion, respectively. Corporate Risk & Broking had organic revenue growth largely driven by the success of our global specialties model, with higher levels of new business activity along with strong client retention across all regions. Insurance Consulting and Technology had modest organic revenue growth driven primarily by the Technology practice.

R&B segment operating income for the years ended December 31, 2025 and 2024 was $1.1 billion and $958 million, respectively. R&B segment operating income increased due primarily to operating leverage driven by strong organic revenue growth.

Costs of Providing Services

Total costs of providing services for the year ended December 31, 2025 were $7.5 billion, compared to $9.3 billion for the year ended December 31, 2024, a decrease of $1.8 billion, or 20%. See the following discussion for further details.

Salaries and Benefits

Salaries and benefits for the year ended December 31, 2025 were $5.6 billion, compared to $5.5 billion for the year ended December 31, 2024, an increase of $123 million, or 2%. The increase in the current year is primarily due to higher salary expense, driven by increased cost-of-living compensation adjustments, and higher share-based compensation costs.

Salaries and benefits, as a percentage of revenue, represented 58% and 55% for the years ended December 31, 2025 and 2024, respectively.

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

Other operating expenses for the year ended December 31, 2025 were $1.4 billion, compared to $1.8 billion for the year ended December 31, 2024, a decrease of $425 million, or 23%. The decrease was primarily due to lower marketing expenses attributable to the sale of our TRANZACT business on December 31, 2024, decreased office expenses, and lower professional services and occupancy costs, partially offset by higher non-income-related tax expense for the current year as compared to the prior year.

Impairment

Impairment for the year ended December 31, 2024 was $1.0 billion. Impairment was attributable to the goodwill impairment associated with our Benefits Delivery & Outsourcing (‘BDO’) reporting unit related to the sale of our TRANZACT business (see Note 3 — Acquisitions and Divestitures within Item 8 of this Annual Report on Form 10-K).

Depreciation

Depreciation represents the expense incurred over the useful lives of our tangible fixed assets and internally-developed software. Depreciation for the year ended December 31, 2025 was $226 million, compared to $230 million for the year ended December 31, 2024, a decrease of $4 million, or 2%. The decrease was primarily due to a lower depreciable base of assets resulting from disposals associated with the Company’s Transformation program that concluded in the fourth quarter of 2024 and a lower dollar value of assets placed in service during the past few years.

Amortization

Amortization represents the amortization of acquired intangible assets, including customer relationships, trade names and internally-developed software. Amortization for the year ended December 31, 2025 was $192 million, compared to $226 million for the year ended December 31, 2024, a decrease of $34 million, or 15%. Our intangible amortization is generally more heavily weighted to the initial years of the useful lives of the related intangibles, and therefore amortization related to intangible assets has decreased and will continue to decrease over time.

Restructuring Costs

Restructuring costs for the year ended December 31, 2024 was $61 million and primarily related to the real estate rationalization component of our completed Transformation program (see Note 6 — Restructuring Costs within Item 8 of this Annual Report on Form 10-K).

Transaction and Transformation

Transaction and transformation costs for the year ended December 31, 2025 were $23 million, compared to $409 million for the year ended December 31, 2024, a decrease of $386 million. Transaction and transformation costs in the current year were comprised of transaction-related costs, and costs incurred in the prior year primarily included consulting and compensation costs related to our completed Transformation program.

Income from Operations

Income from operations for the year ended December 31, 2025 was $2.2 billion, compared to $627 million for the year ended December 31, 2024, an increase of $1.6 billion. This increase resulted primarily from the current-year absence of impairment expense associated with the prior-year sale of our TRANZACT business (see Note 3 — Acquisitions and Divestitures within Item 8 of this Annual Report on Form 10-K), lower transformation and transaction costs due to the completion of our Transformation program during the fourth quarter of 2024, lower marketing expenses, decreased office expenses and lower professional services costs in the current year, partially offset by lower revenue due to the prior-year sale of our TRANZACT business.

Interest Expense

Interest expense for the years ended December 31, 2025 and 2024 was $260 million and $263 million, respectively. Interest expense, which is attributable primarily to our senior notes, decreased by $3 million for the year ended December 31, 2025, which was primarily due to a lower average level of indebtedness in the current year.

Other (Loss)/Income, Net

Other (loss)/income, net includes gains and losses on disposals of operations, pension credits or expenses that are not attributable to service expense, interest in earnings of associates, foreign exchange gains and losses and other miscellaneous non-operating income and costs.

Other (loss)/income, net for the year ended December 31, 2025 was a loss of $21 million, compared to a loss of $262 million for the year ended December 31, 2024, a decreased loss of $241 million. The decreased 2025 loss was primarily due to gains on disposals of operations in the current year, as compared to the significant loss on disposal in the prior year, which was attributable to the sale of our TRANZACT business, partially offset by lower pension income, which was a result of a significant pension settlement in the current year, and the recognition of a $750 million earnout related to the 2021 sale of our Willis Re business which was received during the first half of 2025 (see Note 3 — Acquisitions and Divestitures and Note 13 — Retirement Benefits within Item 8 of this Annual Report on Form 10-K).

Provision for Income Taxes

Provision for income taxes for the year ended December 31, 2025 was $318 million, compared to $192 million for the year ended December 31, 2024. The effective tax rates for the years ended December 31, 2025 and 2024 were 16.3% and 188.8%, respectively. These effective tax rates are calculated using extended values from our consolidated statements of comprehensive income and are therefore more precise tax rates than can be calculated from rounded values. The current-year effective tax rate includes a $79 million tax benefit adjustment related to both the final allocation of the Willis Re earnout received and a change in uncertain tax positions. The prior-year effective tax rate includes a $137 million tax benefit recognized on the sale of our TRANZACT business, partially offset with a $55 million provision for tax expense on the accrual for the Willis Re earnout and a $34 million provision for changes in uncertain tax positions.

In January 2026, the Organisation for Economic Co-operation and Development announced the release of a new package of administrative guidance under the Pillar Two global minimum tax rules (the ‘side-by-side’ (SbS) package). Key components of the package include a simplified effective tax rate safe harbor, an extension of the transitional country-by-country reporting safe harbor, a substance-based tax incentive safe harbor, a side-by-side safe harbor for certain multinational groups located in eligible jurisdictions, an ultimate parent entity safe harbor for eligible countries, and a commitment to focus on additional clarifications and simplifications. However, these new safe harbor rules do not affect the application of a qualified domestic minimum top-up tax. The Pillar Two minimum tax is treated as a period cost beginning in 2024 and does not have a material impact on the Company's financial results of operations for the current period. The Company continues to monitor evolving tax legislation as well as additional guidance to enacted legislation in the jurisdictions in which we operate.

Net Income/(Loss) Attributable to WTW

Net income attributable to WTW for the year ended December 31, 2025 was $1.6 billion, compared to a net loss of $98 million for the year ended December 31, 2024, an increase of $1.7 billion. This increase resulted primarily from the current-year absence of loss on disposal and impairment expense associated with the sale of our TRANZACT business (see Note 3 — Acquisitions and Divestitures within Item 8 of this Annual Report on Form 10-K) in the prior year, lower transformation and transaction costs due to the completion of our Transformation program during the fourth quarter of 2024, and lower marketing expenses for the current year, partially offset by higher tax expense due to prior-year tax benefits attributable to the losses associated with the TRANZACT sale as well as lower revenue due to the sale.

Liquidity and Capital Resources

Executive Summary

Our principal sources of liquidity funding our short-term and long-term obligations at December 31, 2025 are funds generated by operating activities, available cash and cash equivalents and amounts available under our revolving credit facility and any new debt offerings. Our most significant long-term obligations include mandatory debt and related interest, operating leases and pension obligations and contributions to our qualified pension plans.

There has been significant volatility in financial markets, including occasional declines in equity markets, inflation and changes in interest rates and reduced liquidity on a global basis and we expect this volatility could continue, all of which may impact our access to liquidity.

Based on our current balance sheet and cash flows, current market conditions and information available to us at this time, we believe that WTW has access to sufficient liquidity to meet our cash needs, including debt repayment, for the next twelve months. Including our cash generated from operations, our liquidity also includes all of the borrowing capacity available to draw against our recently-amended and restated $1.5 billion revolving credit facility and our recently-acquired $775 million delayed draw term loan. During the year ended December 31, 2025, we completed offerings of $700 million aggregate principal amount of 4.550% senior notes due 2031 and $300 million aggregate principal amount of 5.150% senior notes due 2036. The net proceeds from the 2025 senior notes offering, after deducting underwriter discounts and commissions and estimated offering expenses, were $989 million and were used to pay the consideration for our Newfront acquisition, which was completed on January 27, 2026, and related fees, costs and expenses. Any remaining proceeds, coupled with borrowings against our new delayed draw term loan, will be used to repay in full the $550 million aggregate principal amount of the 4.400% senior notes due 2026 and related accrued interest, and to fund additional acquisitions (see Note 3 — Acquisitions and Divestitures, Note 11 — Debt and Note 22 — Subsequent Events within Item 8 of this Annual Report on Form 10-K).

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

During the year ended December 31, 2025, we repurchased $1.6 billion of our outstanding shares and have authorization to repurchase an additional $1.3 billion under our share repurchase program (as further described below under ‘Share Repurchase Program’). We consider many factors, including market and economic conditions, applicable legal requirements and other business considerations, when considering whether to repurchase shares. Our Share Repurchase Program has no termination date and may be suspended or discontinued at any time.

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

Tax considerations

The Company recognizes deferred tax balances related to the undistributed earnings of subsidiaries when it expects that it will recover those undistributed earnings in a taxable manner, such as through the receipt of dividends or sale of investments. We continue to have certain subsidiaries whose earnings have not been deemed permanently reinvested, for which we have been accruing estimates of the tax effects of such repatriation. Excluding these certain subsidiaries, the Company has not provided for deferred taxes on outside basis differences in our investments, as these outside basis differences can either be repatriated in a nontaxable manner or are considered permanently reinvested. If future events, including material changes in estimates of cash, working capital, long-term investment requirements or additional legislation, necessitate that these earnings be distributed, an additional provision for income and foreign withholding taxes, net of credits, may be necessary. Other potential sources of cash may be through the settlement of intercompany loans or return of capital distributions in a tax-efficient manner.

Cash and Cash Equivalents

Our cash and cash equivalents at December 31, 2025 and 2024 totaled $3.1 billion and $1.9 billion, respectively. The significant changes in cash from December 31, 2024 to December 31, 2025 were due primarily to $1.8 billion of net cash from operations, $1.0 billion issuance of senior notes, receipt of the $750 million earnout related to the 2021 sale of our Willis Re business and $62 million associated with the settlement of a note receivable related to the sale of our Max Matthiessen subsidiary in 2020, partially offset by cash outflows of $1.6 billion of share repurchases, $358 million of dividend payments, $229 million of capital expenditures and capitalized software additions and $194 million of other investing outflows.

Additionally, at December 31, 2025 we had all of the borrowing capacity available to draw against our $1.5 billion revolving credit facility, which was amended and restated on October 17, 2025 (see Note 11 — Debt within Item 8 of this Annual Report on Form 10-K).

Included within cash and cash equivalents at December 31, 2025 and 2024 are amounts held for regulatory capital adequacy requirements, including $105 million and $104 million, respectively, within our regulated U.K. entities.

Summarized Consolidated Cash Flows

The following table presents the summarized consolidated cash flow information for the years ended:

	Years ended December 31,
	2025	2024
	(in millions)
Net cash from/(used in):
Operating activities	$1,775	$1,512
Investing activities	447	250
Financing activities	(936)	(459)
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,286	1,303
Effect of exchange rate changes on cash, cash equivalents and restricted cash	203	(97)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR (i)	4,998	3,792
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR (i)	$6,487	$4,998

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

Cash Flows From Operating Activities

Cash flows from operating activities were $1.8 billion for 2025, compared to $1.5 billion for 2024. The $1.8 billion net cash from operating activities for 2025 included net income of $1.6 billion and $873 million of favorable non-cash adjustments, partially offset by unfavorable changes in operating assets and liabilities of $711 million. The $873 million of favorable non-cash adjustments primarily includes impairment, depreciation, amortization and non-cash lease expense. This increase in cash flows from operations as compared to the prior year was primarily driven by operating margin expansion and lower Transformation program residual cash outflows.

Cash flows from operating activities of $1.5 billion for 2024 included a net loss of $88 million and $1.9 billion of favorable non-cash adjustments, partially offset by unfavorable changes in operating assets and liabilities of $326 million. The $1.9 billion of favorable non-cash adjustments primarily included impairment, depreciation, amortization and non-cash lease expense.

Cash Flows From Investing Activities

Cash flows from investing activities for the year ended December 31, 2025 were $447 million compared to cash flows from investing activities of $250 million for the year ended December 31, 2024. The cash flows from investing activities in the current year consisted primarily of net proceeds from sales of operations resulting from divestitures that occurred in prior years. These inflows were partially offset by capital expenditures, including software additions, our net purchases of held-to-maturity and available-for-sale securities and cash and fiduciary fund transfers.

Cash flows from investing activities of $250 million for the year ended December 31, 2024 consisted of proceeds of $619 million primarily from the sale of TRANZACT, partially offset by capital expenditures and capitalized software additions of $245 million and net cash paid for acquisitions of $104 million.

Cash Flows Used In Financing Activities

Cash flows used in financing activities for the year ended December 31, 2025 were $936 million. The significant financing activities included share repurchases of $1.6 billion and dividend payments of $358 million, partially offset by $984 million of net proceeds from the issuance of debt and net proceeds from fiduciary funds held for clients of $172 million.

Cash flows used in financing activities for the year ended December 31, 2024 were $459 million. The significant financing activities included share repurchases of $901 million and dividend payments of $354 million, partially offset by net proceeds from fiduciary funds held for clients of $785 million and $82 million of net proceeds from the issuance of debt.

Indebtedness

Total debt, total equity, and the capitalization ratio at December 31, 2025 and December 31, 2024 were as follows:

	December 31,
	2025	2024
	(in millions)
Long-term debt	$5,756	$5,309
Current debt	550	—
Total debt	$6,306	$5,309

Total WTW shareholders’ equity	$7,976	$7,940

Capitalization ratio	44.2%	40.1%

At December 31, 2025, our mandatory debt repayments over the next twelve months include $550 million outstanding on our 4.400% senior notes, which will mature during the first quarter of 2026. In addition, our $1.5 billion revolving credit facility, which was set to expire on October 6, 2026, was replaced on October 17, 2025 by our third amended and restated $1.5 billion revolving credit facility (see Note 11 — Debt within Item 8 of this Annual Report on Form 10-K).

For more information regarding our current and long-term debt, please see ‘Supplemental Guarantor Financial Information’ elsewhere within this Item 7 of this Annual Report on Form 10-K.

At December 31, 2025 and 2024, we were in compliance with all financial covenants.

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

At December 31, 2025 and 2024, we had fiduciary funds of $3.8 billion and $3.4 billion, respectively.

Share Repurchase Program

The Company is authorized to repurchase shares, by way of redemption or otherwise, and will consider whether to do so from time to time, based on many factors, including market conditions. There are no expiration dates for our repurchase plans or programs.

On September 20, 2023, the board of directors approved a $1.0 billion increase to the existing share repurchase program. Additionally, on November 20, 2024, the board of directors approved a $1.0 billion increase to the existing share repurchase program, and on September 16, 2025, approved a $1.5 billion increase to the existing share repurchase program. These increases brought the total approved authorization, since April 20, 2016, to $11.7 billion. See Part II, Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in this Annual Report on Form 10-K for further information regarding the Company’s share repurchase program.

At December 31, 2025, approximately $1.3 billion remained on the current repurchase authority. The maximum number of shares that could be repurchased based on the closing price of our ordinary shares on December 31, 2025 of $328.60 was 3,931,099.

The following table presents specified information about the Company’s repurchases of ordinary shares for the year ended December 31, 2025:

Year ended December 31, 2025
Shares repurchased	5,138,535
Average price per share	$321.10
Aggregate repurchase cost (excluding broker costs)	$1.6 billion

Dividends

Total cash dividends of $358 million were paid during the year ended December 31, 2025. In February 2026, the board of directors approved a quarterly cash dividend of $0.96 per share ($3.84 per share annualized rate), which will be paid on or around April 15, 2026 to shareholders of record as of March 31, 2026.

Capital Commitments

The Company’s capital expenditures for fixed assets and software were $229 million for the year ended December 31, 2025. Capital expenditures for fixed assets, capitalized software and software for internal use are expected to be in the range of $225 million to $250 million for the year ended December 31, 2026. We expect cash from operations to adequately provide for these cash needs.

Supplemental Guarantor Financial Information

As of December 31, 2025, WTW has issued the following debt securities (the ‘notes’):

a)
Willis North America Inc. (‘Willis North America’) has approximately $5.5 billion senior notes outstanding, of which $1.0 billion were issued on September 10, 2018, $1.0 billion were issued on September 10, 2019, $275 million were issued on May 29, 2020, $750 million were issued on May 19, 2022, $750 million were issued on May 17, 2023, $750 million were issued on March 5, 2024 and $1.0 billion were issued on December 22, 2025; and
b)
Trinity Acquisition plc has approximately $825 million senior notes outstanding, of which $275 million were issued on August 15, 2013 and $550 million were issued on March 22, 2016, and a recently-amended and restated $1.5 billion revolving credit facility, on which no balance was outstanding, at December 31, 2025.

The following table presents a summary of the entities that issue each note and those wholly-owned subsidiaries of the Company that guarantee each respective note on a joint and several basis as of December 31, 2025. These subsidiaries are all consolidated by Willis Towers Watson plc (the ‘parent company’) and together with the parent company comprise the ‘Obligor group’. On December 16, 2024, TA I Limited, Willis Towers Watson UK Holdings Limited and Willis Netherlands Holdings B.V. ceased to be guarantors of our notes and are no longer part of the Obligor group, following the transfer of their respective properties and assets to other existing guarantors within the Obligor group. Further, Willis Towers Watson UK Holdings Limited was released from its guarantees under our credit agreement. TA I Limited and Willis Netherlands Holdings B.V. are not guarantors under our amended and restated credit agreement (see Note 11 — Debt within Item 8 of this Annual Report on Form 10-K).

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
•
rank equally with the issuer’s guarantee of all of the existing senior debt of the Company and the other guarantors, including any debt under the third amended and restated $1.5 billion revolving credit facility;
•
are senior in right of payment to all of the issuer’s future subordinated debt; and
•
are effectively subordinated to all of the issuer’s secured debt to the extent of the value of the assets securing such debt.

All other subsidiaries of the parent company are non-guarantor subsidiaries (‘the non-guarantor subsidiaries’).

Each member of the Obligor group has only a stockholder’s claim on the assets of the non-guarantor subsidiaries. This stockholder’s claim is junior to the claims that creditors have against those non-guarantor subsidiaries. Holders of the notes will only be creditors of the Obligor group and not creditors of the non-guarantor subsidiaries. As a result, all of the existing and future liabilities of the non-guarantor subsidiaries, including any claims of trade creditors and preferred stockholders, will be structurally senior to the notes. As of and for the periods ended December 31, 2025 and 2024, the non-guarantor subsidiaries represented substantially all of the total assets and accounted for substantially all of the total revenue of the Company prior to consolidating adjustments. The non-guarantor subsidiaries have other liabilities, including contingent liabilities that may be significant. Each indenture does not contain any limitations on the amount of additional debt that the Obligor group and the non-guarantor subsidiaries may incur. The amounts of this debt could be substantial, and this debt may be debt of the non-guarantor subsidiaries, in which case this debt would be effectively senior in right of payment to the notes.

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

Intercompany balances and transactions between members of the Obligor group have been eliminated. All intercompany balances and transactions between the Obligor group and the non-guarantor subsidiaries have been presented in the disclosures below on a net presentation basis, rather than a gross basis, as this better reflects the nature of the intercompany positions and presents the funding or funded position that is to be received or owed. The intercompany balances and transactions between the Obligor group and non-guarantor subsidiaries, presented below, relate to a number of items including loan funding for acquisitions and other purposes, transfers of surplus cash between subsidiary companies, funding provided for working capital purposes, settlement of expense accounts, transactions related to share-based payment arrangements and share issuances, intercompany royalty and related arrangements, intercompany dividends and intercompany interest. At December 31, 2025 and 2024, the intercompany balances of the Obligor group with non-guarantor subsidiaries were net receivables of $1.9 billion and $1.0 billion, respectively, and net payables of $16.3 billion and $15.1 billion, respectively.

No balances or transactions of non-guarantor subsidiaries are presented in the disclosures other than the intercompany items noted above.

Presented below is certain summarized financial information for the Obligor group.

	As of December 31, 2025	As of December 31, 2024
	(in millions)
Total current assets	$398	$290
Total non-current assets	1,931	1,050
Total current liabilities	7,733	6,254
Total non-current liabilities	15,068	14,442

Year ended December 31, 2025
(in millions)
Revenue	$2,242
Income from operations	2,015
Income from operations before income taxes and interest in earnings of associates (i)	924
Net income	1,164
Net income attributable to Willis Towers Watson	1,164

(i)
Includes intercompany expense, net of the Obligor group from non-guarantor subsidiaries of $552 million for the year ended December 31, 2025.

On January 7, 2026, the Company, together with Trinity Acquisition plc and Willis North America Inc. as borrowers, entered into a $775 million delayed draw term loan (see Note 22 — Subsequent Events within Item 8 of this Annual Report on Form 10-K).

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
•
Impairment – Adjustment to remove the non-cash goodwill impairment associated with our BDO reporting unit related to the sale of our TRANZACT business.

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
•
Net periodic pension and postretirement benefits – Adjustment to remove the recognition of net periodic pension and postretirement benefits (including pension settlements), other than service costs. We have included this adjustment as applicable in our prior-year disclosures in order to conform to the current-year presentation.
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

A reconciliation of the as-reported change to the constant currency and organic change for the year ended December 31, 2025 from the year ended December 31, 2024 is as follows. The components of revenue change may not add due to rounding.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Years ended December 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2025	2024	Change	Impact	Change	Divestitures	Change (i)
	($ in millions)
Revenue	$9,708	$9,930	(2)%	1%	(3)%	(8)%	5%

(i)
Interest income did not contribute to organic change for the year ended December 31, 2025.

For the year ended December 31, 2025, our as-reported revenue decreased by $222 million, or 2%, and our organic revenue increased by 5%. The decrease in as-reported revenue was due primarily to the sale of our TRANZACT business on December 31, 2024. The increases in organic revenue were driven by strong performances in both segments. For additional information, please see the section entitled ‘Segment Revenue and Segment Operating Income’ elsewhere within Item 7 of this Annual Report on Form 10-K.

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

Reconciliations of income from operations to adjusted operating income for the years ended December 31, 2025 and 2024 are as follows:

	Years Ended December 31,
	2025	2024
	($ in millions)
Income from operations	$2,234	$627
Adjusted for certain items:
Impairment	—	1,042
Amortization	192	226
Restructuring costs	—	61
Transaction and transformation	23	409
Provision for specified litigation matter (i)	—	13
Adjusted operating income	$2,449	$2,378
Income from operations margin	23.0%	6.3%
Adjusted operating income margin	25.2%	23.9%

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

Adjusted operating income for both the years ended December 31, 2025 and 2024 was $2.4 billion, an increase of $71 million. This increase resulted primarily due to lower marketing expenses attributable to the prior-year sale of our TRANZACT business, decreased office expenses and lower professional services costs in the current year, partially offset by lower revenue due to the prior-year sale of TRANZACT and higher salary expense.

Adjusted EBITDA/Margin

We consider adjusted EBITDA/margin to be important financial measures, which are used internally to evaluate and assess our core operations, to benchmark our operating results against our competitors and to evaluate and measure our performance-based compensation plans.

Adjusted EBITDA is defined as net income/(loss) adjusted for provision for income taxes, interest expense, impairment, depreciation and amortization, restructuring costs, transaction and transformation, gains and losses on disposals of operations, net periodic pension and postretirement benefits and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results. Adjusted EBITDA margin is calculated by dividing adjusted EBITDA by revenue.

Reconciliations of net income/(loss) to adjusted EBITDA for the years ended December 31, 2025 and 2024 are as follows:

	Years Ended December 31,
	2025	2024
	($ in millions)
NET INCOME/(LOSS)	$1,613	$(88)
Provision for income taxes	318	192
Interest expense	260	263
Impairment	—	1,042
Depreciation	226	230
Amortization	192	226
Restructuring costs	—	61
Transaction and transformation	23	409
Provision for specified litigation matter (i)	—	13
Net periodic pension and postretirement benefits	46	(64)
(Gain)/loss on disposal of operations	(40)	337
Adjusted EBITDA	$2,638	$2,621
Net income/(loss) margin	16.6%	(0.9)%
Adjusted EBITDA margin	27.2%	26.4%

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

Adjusted EBITDA for both the years ended December 31, 2025 and 2024 was $2.6 billion, an increase of $17 million. This increase resulted primarily due to lower marketing expenses, decreased office expenses and lower professional services costs in the current year, partially offset by lower revenue due to the prior-year sale of our TRANZACT business, and lower pension income and higher salary expense in the current year.

Adjusted Net Income and Adjusted Diluted Earnings Per Share

Adjusted net income is defined as net income/(loss) attributable to WTW adjusted for impairment, amortization, restructuring costs, transaction and transformation, gains and losses on disposals of operations, net periodic pension and postretirement benefits and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results and the related tax effect of those adjustments and the tax effects of significant adjustments. This measure is used solely for the purpose of calculating adjusted diluted earnings per share.

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

Reconciliations of net income/(loss) attributable to WTW to adjusted diluted earnings per share for the years ended December 31, 2025 and 2024 are as follows:

	Years Ended December 31,
	2025	2024
	($ and weighted-average shares in millions)
NET INCOME/(LOSS) ATTRIBUTABLE TO WTW	$1,605	$(98)
Adjusted for certain items:
Impairment	—	1,042
Amortization	192	226
Restructuring costs	—	61
Transaction and transformation	23	409
Provision for specified litigation matter (i)	—	13
Net periodic pension and postretirement benefits	46	(64)
(Gain)/loss on disposal of operations	(40)	337
Tax effect on certain items listed above (ii)	(61)	(254)
Tax effect of significant adjustments	(79)	(7)
	$1,686	$1,665
Weighted-average ordinary shares — diluted	99	102
Diluted earnings/(loss) per share	$16.26	$(0.96)
Adjusted for certain items (iii):
Impairment	—	10.20
Amortization	1.95	2.21
Restructuring costs	—	0.60
Transaction and transformation	0.23	4.00
Provision for specified litigation matter (i)	—	0.13
Net periodic pension and postretirement benefits	0.47	(0.63)
(Gain)/loss on disposal of operations	(0.41)	3.30
Tax effect on certain items listed above (ii)	(0.62)	(2.49)
Tax effect of significant adjustments	(0.80)	(0.07)
Adjusted diluted earnings per share (iii)	$17.08	$16.29

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

Our adjusted diluted earnings per share increased for the year ended December 31, 2025 as compared to the year ended December 31, 2024 primarily due to lower marketing expenses, decreased office expenses and lower professional services costs in the current year, partially offset by lower revenue due to the prior-year sale of our TRANZACT business, and lower pension income and higher salary expense in the current year.

Adjusted Income Before Taxes and Adjusted Income Taxes/Tax Rate

Adjusted income before taxes is defined as income from operations before income taxes and interest in earnings of associates adjusted for impairment, amortization, restructuring costs, transaction and transformation, gains and losses on disposals of operations, net periodic pension and postretirement benefits and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results. Adjusted income before taxes is used solely for the purpose of calculating the adjusted income tax rate.

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

Reconciliations of income from operations before income taxes to adjusted income before taxes and provision for income taxes to adjusted income taxes for the years ended December 31, 2025 and 2024 are as follows:

	Years Ended December 31,
	2025	2024
	($ in millions)
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	$1,953	$102
Adjusted for certain items:
Impairment	—	1,042
Amortization	192	226
Restructuring costs	—	61
Transaction and transformation	23	409
Provision for specified litigation matter (i)	—	13
Net periodic pension and postretirement benefits	46	(64)
(Gain)/loss on disposal of operations	(40)	337
Adjusted income before taxes	$2,174	$2,126

Provision for income taxes	$318	$192
Tax effect on certain items listed above (ii)	61	254
Tax effect of significant adjustments	79	7
Adjusted income taxes	$458	$453

U.S. GAAP tax rate	16.3%	188.8%
Adjusted income tax rate	21.1%	21.3%

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

Our U.S. GAAP tax rates were 16.3% and 188.8% for the years ended December 31, 2025 and 2024, respectively. The current-year U.S. GAAP effective tax rate includes a $79 million tax benefit adjustment related to both the final allocation of the Willis Re earnout received from the sale of our Willis Re business and a change in uncertain tax positions. The prior-year effective tax rate includes a $137 million tax benefit recognized on the sale of our TRANZACT business, partially offset with a $55 million provision for tax expense on the accrual for the Willis Re earnout and a $34 million provision for changes in uncertain tax positions.

Our adjusted income tax rates were 21.1% and 21.3% for the years ended December 31, 2025 and 2024, respectively.

Free Cash Flow/Margin

Free cash flow is defined as cash flows from operating activities less cash used to purchase fixed assets and software. Free cash flow margin, which we include on an annual basis as seasonal fluctuations in our revenue render it not meaningful during interim periods, is calculated by dividing free cash flow by revenue.

As a result of our change in presentation, free cash flow and free cash flow margin for the prior year have been adjusted to conform to the current year, which includes the deduction of our capitalized software costs.

Management believes that free cash flow and free cash flow margin present the core operating performance and cash generating capabilities of our business operations.

Reconciliations of cash flows from operating activities to free cash flow for the years ended December 31, 2025 and 2024 are as follows:

	Years ended December 31,
	2025	2024
	(in millions)
Cash flows from operating activities	$1,775	$1,512
Less: Additions to fixed assets and software	(229)	(245)
Free cash flow	$1,546	$1,267
Revenue	$9,708	$9,930
Free cash flow margin	15.9%	12.8%

The increase in free cash flow during the current year was primarily driven by operating margin expansion and lower Transformation program residual cash outflows.

Critical Accounting Estimates

These consolidated financial statements conform to U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. The areas that we believe include critical accounting estimates are revenue recognition, income taxes, commitments, contingencies and accrued liabilities, pension assumptions, and goodwill and intangible assets. The critical accounting estimates discussed below involve making difficult, subjective or complex accounting estimates that could have a material effect on our financial condition and results of operations. These critical accounting estimates require us to make assumptions about matters that are highly uncertain at the time of the estimate or assumption. Different estimates that we could have used, or changes in estimates that are reasonably likely to occur, may have a material effect on our results of operations and financial condition.

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

See Note 15 — Commitments and Contingencies in Item 8 within this Annual Report on Form 10-K.

Pension Assumptions

We maintain defined benefit pension plans for employees in several countries, with the most significant defined benefit plans offered in the U.S. and U.K. Our disclosures in Note 13 — Retirement Benefits within this Annual Report on Form 10-K contain additional information about our other less significant but material retirement plans. Within our critical accounting policy discussion, we have excluded analysis for plans outside of those noted in the description below, as any variance of recorded information based on management’s estimates would not be material.

Descriptions of our U.S. and U.K. plans, which comprise 87% of our projected benefit obligations and 88% of our plan assets, are below:

United States

Legacy broking business – This plan was frozen in 2009. Approximately 550 WTW employees in the United States have a frozen accrued benefit under this plan. On August 31, 2025, this plan, including all of its assets and participants, merged into the WTW Plan.

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

United Kingdom

Legacy broking business – This plan covers approximately 400 WTW employees in the U.K. that were historically part of the broking business. The plan is now closed to new entrants. New employees in the U.K. are offered the opportunity to join a defined contribution plan.

Legacy consulting business – There are two benefit formulas covering different legacy consulting populations. Benefit accruals earned under the first plan formula (predominantly pension benefits) ceased on February 28, 2015, although benefits earned prior to January 1, 2008 retain a link to salary until the employee leaves the Company. Benefit accruals earned under the second plan formula (predominantly lump sum benefits) were frozen on March 31, 2008. All participants now accrue defined contribution benefits.

The determination of the Company’s obligations and annual expense under the plans is based on a number of assumptions that, given the longevity of the plans, are long-term in focus. A change in one or a combination of these assumptions could have a material impact on our projected benefit obligation. However, certain of these changes, such as changes in the discount rates and other actuarial assumptions, are not recognized immediately in net income, but are instead recorded in other comprehensive income. The accumulated gains and losses not yet recognized in net income are amortized into net income as a component of the net periodic benefit cost/(credit) over the average remaining service period or average remaining life expectancy, as appropriate, of the plan’s participants to the extent that the net gains or losses as of the beginning of the year exceed 10% of the greater of the market-related value of plan assets or the projected benefit obligation.

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

We recorded a combined $109 million net periodic benefit cost for our U.S. and U.K. plans for the year ended December 31, 2025. For the U.S. and U.K. plans, the following table presents our estimated net periodic benefit cost for 2025 and the impact to both plans of a 0.25% increase and decrease to both the expected return on assets (‘EROA’) and the discount rate assumptions; and the projected benefit obligations as of December 31, 2025 and the impact of a 0.25% increase and decrease to the discount rates:

	Totals - current estimates	Impact of 0.25% change to EROA		Impact of 0.25% change to discount rate
		Increase	Decrease	Increase	Decrease
Estimated 2026 expense:
U.S. Plans	$21	$(8)	$8	$(8)	$9
U.K. Plans	$4	$(7)	$7	$(1)	$1
Projected benefit obligation at December 31, 2025:
U.S. Plans	$3,550	N/A	N/A	$(87)	$91
U.K. Plans	$2,438	N/A	N/A	$(69)	$72

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

Goodwill is tested at the reporting unit level and in accordance with the relevant accounting standards, a company has the option to perform the test qualitatively or to proceed directly to a quantitative test. As discussed in Note 3 — Acquisitions and Divestitures within Item 8 of this Annual Report on Form 10-K, in connection with the sale of TRANZACT, completed on December 31, 2024, the Company recorded a $1.0 billion non-cash goodwill impairment charge on the BDO reporting unit during the third quarter of 2024. The BDO reporting unit goodwill after impairment is approximately $1.2 billion. After reflecting the impairment and the sale of TRANZACT, the fair value of the remaining reporting unit was estimated to be significantly in excess of its carrying value, and in 2025, the reporting unit was combined with another reporting unit which reduced the number of reporting units from seven at October 1, 2024 to six at October 1, 2025.

Due to the substantial excess of the fair value for each reporting unit determined at October 1, 2024 over the respective carrying values of the six reporting units at October 1, 2025, the Company performed a qualitative impairment test for all reporting units and confirmed that it was highly unlikely that a quantitative test of fair value at October 1, 2025 would result in an impairment.

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

To perform the qualitative test, the Company considered numerous factors besides the substantial excess of fair value as determined during 2024, including the financial performance and updated projections for each reporting unit, macroeconomic conditions, industry and market conditions, the impact of any significant acquisitions or dispositions and the performance of the Company's share price.

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

The table below gives an approximate analysis of revenue and expenses by currency in 2025.

	U.S. dollars	Pounds sterling	Euro	Other currencies
Revenue	54%	13%	16%	17%
Expenses (i)	47%	20%	14%	19%

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

Intercompany lending between subsidiaries

The Company engages in intercompany borrowing and lending between subsidiaries, primarily through its in-house banking operations which give rise to foreign exchange exposures. The Company mitigates these risks through the use of short-term foreign currency forward and swap transactions that offset the underlying exposure created when the borrower and lender have different functional currencies. These derivatives are not generally designated as hedging instruments and at December 31, 2025, we had notional amounts of $739 million (denominated primarily in U.S. dollars, Pounds sterling and Euros), with a net fair value asset of $1 million. Such derivatives typically mature within three months.

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

	Settlement date before December 31,
	2026		2027
December 31, 2025	Contract amount	Average contractual exchange rate	Contract amount	Average contractual exchange rate
	(millions)		(millions)
Foreign currency sold
U.S. dollars sold for Pounds sterling	$91	$1.30 = £1	$39	$1.34 = £1
Euros sold for U.S. dollars	24	€1 = $1.14	11	€1 = $1.19
Total	$115		$50
Fair value (i)	$3		$—

(i)
Represents the difference between the contract amount and the cash flow in U.S. dollars which would have been receivable had the foreign currency forward exchange contracts been entered into on December 31, 2025 at the forward exchange rates prevailing at that date.

Income earned within foreign subsidiaries outside of the U.K. is generally offset by expenses in the same local currency, however the Company does have exposure to foreign exchange movements on the net income of these entities.

Interest Rate Risk

The Company has access to $1.5 billion under a revolving credit facility (see Note 11 — Debt within Item 8 of this Annual Report on Form 10-K for further information). As of December 31, 2025, no amount was drawn on this facility. We are also subject to market risk from exposure to changes in interest rates based on our investing activities where our primary interest rate risk arises from changes in short-term interest rates in U.S. dollars, Pounds sterling and Euros.

The table below provides information about our financial instruments that are sensitive to changes in interest rates. The Company had no outstanding floating rate-based debt at December 31, 2025.

	Expected to mature before December 31,
	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value (i)
	($ in millions)
Fixed rate debt
Principal	$550	$750	$600	$725	$—	$3,725	$6,350	$6,168
Fixed rate payable	4.400%	4.650%	4.500%	2.950%	—	5.102%	4.685%

(i)
Represents the net present value of the expected cash flows discounted at current market rates of interest or quoted market rates as appropriate.

Interest Income on Fiduciary Funds

We are exposed to interest rate risk. Specifically, as a result of our operating activities, we receive cash for premiums and claims which we deposit in high-quality bank term deposit and money market funds, on which we earn interest, where permitted. We also hold funds for clients of our benefits accounts businesses. For the benefit funds not invested, cash and cash equivalents are held, on which we earn interest, until the funds are directed by plan participants to either be invested in mutual funds or paid out on their behalf. This interest earned is included in our consolidated financial statements as interest income. These funds are regulated in terms of access and the instruments in which they may be invested, most of which are short-term in maturity. Short-term rates in major currencies began to decrease over the second half of 2024 from end-of-2023 levels. This followed some steep central bank rate increases in 2023. Our increased interest income in 2024 reflected a combination of relatively high-average interest rates over the course of 2024 and some increases in our invested cash balances. Through the end of 2025, although at levels below the same period in 2024, short-term rates have remained in line with expectations. Significant economic uncertainty prevails at this time, and the timing and magnitude of future central bank rate changes are uncertain. As to be expected, interest income in the future will be a function of the short-term rates we are able to obtain by currency and the cash balances available to invest. Interest income was $156 million, $166 million and $145 million for the years ended December 31, 2025, 2024 and 2023, respectively. At December 31, 2025, we held $2.7 billion of fiduciary funds invested in interest-bearing accounts. If short-term interest rates increased or decreased by 25 basis points, interest earned on these invested fiduciary funds, and therefore our interest income recognized, would increase or decrease by approximately $7 million on an annualized basis.

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

Concentrations of credit risk with respect to receivables are limited due to the large number of clients and markets in which the Company does business, as well as the dispersion across many geographic areas. Management does not believe that significant risk exists in connection with the Company’s concentrations of credit as of December 31, 2025.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

INDEX TO FORM 10-K

For the year ended December 31, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Willis Towers Watson Public Limited Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Willis Towers Watson Public Limited Company and subsidiaries (the ‘Company’) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income, changes in equity and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the ‘financial statements’). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America (‘US GAAP’).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (‘PCAOB’), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

February 25, 2026

We have served as the Company’s auditor since 2017.

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Consolidated Statements of Comprehensive Income

(In millions of U.S. dollars, except per share data)

	Years ended December 31,
	2025	2024	2023
Revenue	$9,708	$9,930	$9,483
Costs of providing services
Salaries and benefits	5,625	5,502	5,344
Other operating expenses	1,408	1,833	1,815
Impairment	—	1,042	—
Depreciation	226	230	242
Amortization	192	226	263
Restructuring costs	—	61	68
Transaction and transformation	23	409	386
Total costs of providing services	7,474	9,303	8,118
Income from operations	2,234	627	1,365
Interest expense	(260)	(263)	(235)
Other (loss)/income, net	(21)	(262)	146
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	1,953	102	1,276
Provision for income taxes	(318)	(192)	(215)
INCOME/(LOSS) FROM OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	1,635	(90)	1,061
Interest in earnings of associates, net of tax	(22)	2	3
NET INCOME/(LOSS)	1,613	(88)	1,064
Income attributable to non-controlling interests	(8)	(10)	(9)
NET INCOME/(LOSS) ATTRIBUTABLE TO WTW	$1,605	$(98)	$1,055
EARNINGS/(LOSS) PER SHARE
Basic earnings/(loss) per share	$16.34	$(0.96)	$10.01
Diluted earnings/(loss) per share	$16.26	$(0.96)	$9.95

NET INCOME/(LOSS)	$1,613	$(88)	$1,064
Other comprehensive income/(loss), net of tax:
Foreign currency translation	$412	$(204)	$173
Defined pension and post-retirement benefits	(91)	(94)	(408)
Derivative instruments	3	(4)	2
Other comprehensive income/(loss), net of tax, before non-controlling interests	324	(302)	(233)
Comprehensive income/(loss) before non-controlling interests	1,937	(390)	831
Comprehensive income attributable to non-controlling interests	(8)	(10)	(11)
Comprehensive income/(loss) attributable to WTW	$1,929	$(400)	$820

See accompanying notes to the consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Consolidated Balance Sheets

(In millions of U.S. dollars, except share data)

	December 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$3,132	$1,890
Fiduciary assets	10,445	9,504
Accounts receivable, net	2,702	2,494
Prepaid and other current assets	595	1,217
Total current assets	16,874	15,105
Fixed assets, net	695	661
Goodwill	8,938	8,799
Other intangible assets, net	1,141	1,295
Right-of-use assets	487	485
Pension benefits assets	529	530
Other non-current assets	866	806
Total non-current assets	12,656	12,576
TOTAL ASSETS	$29,530	$27,681
LIABILITIES AND EQUITY
Fiduciary liabilities	$10,445	$9,504
Deferred revenue and accrued expenses	2,087	2,211
Current debt	550	—
Current lease liabilities	125	118
Other current liabilities	797	765
Total current liabilities	14,004	12,598
Long-term debt	5,756	5,309
Liability for pension benefits	660	615
Provision for liabilities	340	341
Long-term lease liabilities	472	502
Other non-current liabilities	246	299
Total non-current liabilities	7,474	7,066
TOTAL LIABILITIES	21,478	19,664
COMMITMENTS AND CONTINGENCIES
EQUITY (i)
Additional paid-in capital	11,106	10,989
(Accumulated deficit)/retained earnings	(296)	109
Accumulated other comprehensive loss, net of tax	(2,834)	(3,158)
Total WTW shareholders’ equity	7,976	7,940
Non-controlling interests	76	77
Total equity	8,052	8,017
TOTAL LIABILITIES AND EQUITY	$29,530	$27,681

(i)
Equity includes (a) Ordinary shares $0.000304635 nominal value; Authorized 1,510,003,775; Issued 95,079,835 (2025) and 99,805,780 (2024); Outstanding 95,079,835 (2025) and 99,805,780 (2024); (b) Preference shares, $0.000115 nominal value; Authorized 1,000,000,000 and Issued none in 2025 and 2024.

See accompanying notes to the consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Consolidated Statements of Cash Flows

(In millions of U.S. dollars)

	Years ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME/(LOSS)	$1,613	$(88)	$1,064
Adjustments to reconcile net income/(loss) to total net cash from operating activities:
Depreciation	226	230	242
Amortization	192	226	263
Impairment	—	1,042	—
Non-cash restructuring charges	—	41	38
Non-cash lease expense	97	98	105
Net periodic cost of/(credit for) defined benefit pension plans	112	4	(26)
Provision for doubtful receivables from clients	6	13	6
Provision for/(benefit from) deferred income taxes	55	(213)	(109)
Share-based compensation	153	121	125
Net (gain)/loss on disposal of operations	(40)	337	(43)
Non-cash foreign exchange loss/(gain)	13	(31)	20
Other, net	59	58	31
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable	(128)	(233)	(206)
Other assets	(116)	(373)	(185)
Other liabilities	(458)	301	16
Provisions	(9)	(21)	4
Net cash from operating activities	1,775	1,512	1,345
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software	(229)	(245)	(242)
Acquisitions of operations, net of cash acquired	(15)	(104)	(6)
Contributions to investments in associates	(35)	(3)	—
Net proceeds from sale of operations	870	619	89
Cash and fiduciary funds transferred in sale of operations	(54)	(5)	(922)
Net purchases of held-to-maturity securities	(50)	—	—
Net purchases of available-for-sale securities	(40)	(12)	(4)
Net cash from/(used in) investing activities	447	250	(1,085)
CASH FLOWS USED IN FINANCING ACTIVITIES
Senior notes issued	999	746	748
Debt issuance costs	(10)	(9)	(7)
Repayments of debt	(5)	(655)	(254)
Repurchase of shares	(1,650)	(901)	(1,000)
Net proceeds/(payments) from fiduciary funds held for clients	172	785	(234)
Payments of deferred and contingent consideration related to acquisitions	(19)	(2)	(12)
Cash paid for employee taxes on withholding shares	(56)	(56)	(26)
Dividends paid	(358)	(354)	(352)
Acquisitions of and dividends paid to non-controlling interests	(9)	(13)	(63)
Net cash used in financing activities	(936)	(459)	(1,200)
INCREASE/(DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH (i)	1,286	1,303	(940)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	203	(97)	11
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR (i)	4,998	3,792	4,721
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR (i)	$6,487	$4,998	$3,792

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

See accompanying notes to the consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Consolidated Statements of Changes in Equity

(In millions of U.S. dollars and number of shares in thousands)

	Shares outstanding	Additional paid-in capital	Retained earnings/ (accumulated deficit)	Treasury shares	AOCL (i)	Total WTW shareholders’ equity	Non-controlling interests	Total equity
Balance as of January 1, 2023	106,756	$10,876	$1,764	$(3)	$(2,621)	$10,016	$77	$10,093
Shares repurchased	(4,483)	(3)	(1,000)	3	—	(1,000)	—	(1,000)
Net income	—	—	1,055	—	—	1,055	9	1,064
Dividends declared ($3.36 per share)	—	—	(353)	—	—	(353)	—	(353)
Dividends attributable to non-controlling interests	—	—	—	—	—	—	(13)	(13)
Other comprehensive (loss)/income	—	—	—	—	(235)	(235)	2	(233)
Issuance of shares under employee stock compensation plans	265	—	—	—	—	—	—	—
Share-based compensation and net settlements	—	89	—	—	—	89	—	89
Reduction of non-controlling interests (ii)	—	(47)	—	—	—	(47)	(2)	(49)
Foreign currency translation	—	(5)	—	—	—	(5)	—	(5)
Balance as of December 31, 2023	102,538	$10,910	$1,466	$—	$(2,856)	$9,520	$73	$9,593
Shares repurchased	(3,145)	—	(901)	—	—	(901)	—	(901)
Net (loss)/income	—	—	(98)	—	—	(98)	10	(88)
Dividends declared ($3.52 per share)	—	—	(358)	—	—	(358)	—	(358)
Dividends attributable to non-controlling interests	—	—	—	—	—	—	(9)	(9)
Other comprehensive loss	—	—	—	—	(302)	(302)	—	(302)
Issuance of shares under employee stock compensation plans	413	—	—	—	—	—	—	—
Share-based compensation and net settlements	—	74	—	—	—	74	—	74
Additional non-controlling interests	—	—	—	—	—	—	3	3
Reduction of non-controlling interests (ii)	—	(4)	—	—	—	(4)	—	(4)
Foreign currency translation	—	9	—	—	—	9	—	9
Balance as of December 31, 2024	99,806	$10,989	$109	$—	$(3,158)	$7,940	$77	$8,017
Shares repurchased	(5,139)	—	(1,650)	—	—	(1,650)	—	(1,650)
Net income	—	—	1,605	—	—	1,605	8	1,613
Dividends declared ($3.68 per share)	—	—	(360)	—	—	(360)	—	(360)
Dividends attributable to non-controlling interests	—	—	—	—	—	—	(6)	(6)
Other comprehensive income	—	—	—	—	324	324	—	324
Issuance of shares under employee stock compensation plans	413	—	—	—	—	—	—	—
Share-based compensation and net settlements	—	134	—	—	—	134	—	134
Reduction of non-controlling interests (ii)	—	—	—	—	—	—	(3)	(3)
Foreign currency translation	—	(17)	—	—	—	(17)	—	(17)
Balance as of December 31, 2025	95,080	$11,106	$(296)	$—	$(2,834)	$7,976	$76	$8,052

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

See accompanying notes to the consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Notes to the Consolidated Financial Statements

(Tabular amounts are in millions of U.S. dollars, except per share data)

Note 1 — Nature of Operations

Willis Towers Watson Public Limited Company is a leading global advisory, broking and solutions company that provides data-driven, insight-led solutions in the areas of people, risk and capital. The Company has approximately 47,000 colleagues serving more than 140 countries and markets.

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

We help our clients enhance their business performance by delivering consulting services, technology and solutions that help them anticipate, identify and capitalize on emerging opportunities in human capital management, and by offering investment advice to help them develop disciplined and efficient strategies to meet their investment goals.

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

Fair Value of Financial Instruments — The carrying values of our cash, cash equivalents and restricted cash, accounts receivable, short-term investments, accrued expenses and revolving lines of credit approximate their fair values because of the short maturity and liquidity of those instruments. The fair value of our senior notes and note receivable are considered Level 2 financial instruments as they are corroborated by observable market data. See Note 12 — Fair Value Measurements and Investments for additional information about our measurements of fair value.

Cash and Cash Equivalents — Cash and cash equivalents primarily consist of time deposits with original maturities of three months or less. In certain of the countries in which we conduct business, we are subject to capital adequacy requirements. Most significantly, Willis Limited, our U.K. brokerage subsidiary regulated by the Financial Conduct Authority, is currently required to maintain $100 million in unencumbered and available financial resources, of which at least $53 million must be in cash, for regulatory purposes. Term deposits and certificates of deposits with original maturities greater than three months are considered to be short-term investments and are included in Prepaid and other current assets. See Note 21 — Supplemental Disclosures of Cash Flow Information for a reconciliation of the cash, cash equivalents and restricted cash as presented on our consolidated balance sheets and the consolidated statements of cash flows.

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

Employee Share Purchase Plan — In the second quarter of 2024, the Company launched an employee share purchase plan (‘ESPP’), which was initially available to colleagues in North America and certain other countries and was expanded to additional countries in 2025. The ESPP allows eligible colleagues to defer a portion of their after-tax income during biannual six-month offering periods, at the end of which periods amounts deferred are converted to shares using the Company’s closing share price on the last trading day of the applicable offering period with a 15% discount applied. ASC 840, Distinguishing Liabilities from Equity, requires these deferred amounts to be recognized as liabilities, which we have included in other current liabilities on our accompanying consolidated balance sheet until they are converted to shares on the purchase date. See Note 19 — Share-based Compensation for more information.

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

We are required to use judgment in the determination of the incremental borrowing rates to calculate the present values of our future lease payments. Since the majority of our debt is publicly traded, our real estate function is centralized, and our treasury function is centralized and generally prohibits our subsidiaries from borrowing externally, we have determined it appropriate to use the Company’s consolidated unsecured borrowing rate, and we adjust for collateralization in accordance with ASC 842. Using the resulting interest rate curves from publicly traded debt at this collateralized borrowing rate, we select the interest rate at lease inception by reference to the lease term and lease currency. At December 31, 2025, 84% of our leases are denominated in U.S. dollars, Pounds sterling or Euros.

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

Acquired intangible assets held at December 31, 2025 are being amortized on the basis noted and over the following expected life:

	Amortization basis	Expected life (years)
Client relationships	In line with underlying cash flows	1 to 21
Software	In line with underlying cash flows or straight-line basis	5
Trademark and trade name	Straight-line basis	5 to 25

Goodwill is tested for impairment annually as of October 1, and whenever indicators of impairment exist. Goodwill is tested at the reporting unit level, and the Company had six reporting units as of October 1, 2025. In the impairment test, the fair value of each reporting unit is compared with its carrying value, including goodwill. If the carrying value of a reporting unit exceeds its fair value, the difference is recognized as an impairment loss. As discussed in Note 3 — Acquisitions and Divestitures in connection with the sale of TRANZACT, completed on December 31, 2024, the Company recorded a $1.0 billion non-cash goodwill impairment charge on the Benefits Delivery & Outsourcing reporting unit (‘BDO’). The BDO reporting unit goodwill after impairment is approximately $1.2 billion. After reflecting the sale of TRANZACT, the fair value of the remaining reporting unit was estimated to be significantly in excess of its carrying value. A qualitative impairment test for all six reporting units resulted in estimated fair values that continue to be significantly in excess of their carrying values at October 1, 2025. See Note 9 — Goodwill and Other Intangible Assets for additional information about our goodwill and other intangible assets.

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

Revenue Recognition — We recognize revenue from a variety of services, with broking, consulting and outsourced administration representing our most significant offerings. All other revenue streams, which can be recognized at either a point in time or over time, are individually less significant and are grouped in Other in our revenue disaggregation disclosures in Note 4 — Revenue. These Other revenue streams represent 6% to 7% of customer contract revenue each year. The Company experiences seasonal fluctuations of its revenue during the year, with revenue being typically higher during the Company’s first and fourth quarters due primarily to the timing of broking-related activities.

Broking — Representing 46% to 49% of customer contract revenue each year, in our broking arrangements, we earn revenue by acting as an intermediary in the placement of effective insurance policies. Generally, we act as an agent and view our client to be the party looking to obtain insurance coverage for various risks, or an employer or sponsoring organization looking to obtain insurance coverage for its employees or members. Our primary performance obligation under the majority of these arrangements is to place an effective insurance policy, but there can also be significant post-placement obligations in certain contracts to which we need to allocate revenue. The most common of these is for claims handling or call center support. The revenue recognition method for these, after the relative fair value allocation, is described further as part of the ‘Outsourced Administration’ description below.

Due to the nature of the majority of our broking arrangements, no single document constitutes the contract for ASC 606, Revenue From Contracts With Customers (‘ASC 606’) purposes. Our services may be governed by a mixture of different types of contractual arrangements depending on the jurisdiction or type of coverage, including terms of business agreements, broker-of-record letters, statements of work or local custom and practice. This is then confirmed by the client’s acceptance of the underlying insurance contract. Prior to the policy inception date, the client has not accepted nor formally committed to perform under the arrangement (i.e. pay for the insurance coverage in place). Therefore, in the majority of broking arrangements, the contract date is the date the insurance policy incepts. However, in certain instances such as employer-sponsored Medicare broking or Affinity arrangements, where the employer or sponsoring organization is our customer, client acceptance of underlying individual policy placements is not required, and therefore the date at which we have a contract with a customer is not dependent upon placement.

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

Revenue from our broking services consists of commissions or fees negotiated in lieu of commissions. At times, we may receive additional income for performing these services from the insurance and reinsurance carriers’ markets, which is collectively referred to as ‘market derived income’. In situations in which our fees are not fixed but are variable, we must estimate the likely commission per policy, taking into account the likelihood of cancellation before the end of the policy term. For employer-sponsored Medicare broking and Affinity arrangements, the commissions to which we will be entitled can vary based on the underlying individual insurance policies that are placed. For employer-sponsored Medicare broking in particular, we base the estimates of transaction prices on supportable evidence from an analysis of past transactions, and only include amounts that are probable of being received or not refunded (referred to as applying ‘constraint’ under ASC 606). This is an area requiring significant judgment and results in us estimating a transaction price that may be significantly lower than the ultimate amount of commissions we may collect. The transaction price is then adjusted over time as we receive confirmation of our remuneration, or as other information becomes available.

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

Consulting — We earn revenue for advisory and consulting work that may be structured as different types of service offerings, including annual recurring projects, projects of a short duration or stand-ready obligations. Collectively, our consulting arrangements represent 31% to 35% of customer contract revenue each year.

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

Outsourced Administration — We provide customized benefits outsourcing and co-sourcing solutions services in relation to the administration of defined benefit, defined contribution, and health and welfare plans. These plans are sponsored by our clients to provide benefits to their active or retired employees. Additionally, these services include operating call centers and may include providing access to, and managing, a variety of consumer-directed savings accounts. The operation of call centers and consumer-directed accounts can be provisioned as part of an ongoing administration or solutions service, or separately as part of a broking arrangement. The products and services available to all clients are the same, but the selections by client can vary and portray customized products and services based on the customer’s specific needs. Our services often include the use of proprietary systems that are configured for each of our clients’ needs. In total, our outsourced administration services represent 12% of customer contract revenue each year.

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

Reimbursed expenses — Client reimbursable expenses, including those relating to travel, other out-of-pocket expenses and any third-party costs, are included in revenue, and an equivalent amount of reimbursable expenses is included in other operating expenses as a cost of revenue as incurred. Reimbursed expenses represented approximately 1% of customer contract revenue each year. Taxes collected from customers and remitted to government authorities are recorded net and are excluded from revenue.

Interest income — Interest income is recognized as earned.

Other income — Other income includes gains on disposal of intangible assets, which primarily arise from settlements through enforcing non-compete agreements in the event of losing accounts through producer defection or the disposal of books of business.

Cost to obtain or fulfill contracts — Costs to obtain customers include compensation for brokers under specific agreements that would not be incurred without a contract being signed and executed. The Company has elected to apply the ASC 606 ‘practical expedient’ which allows us to expense these costs as incurred if the amortization period related to the resulting asset would be one year or less. Where the Company has instances of contracts that would be amortized for a period greater than a year, the related compensation has been capitalized.

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

Recent Accounting Pronouncements

Not Yet Adopted

In March 2024, the SEC adopted final rules on the enhancement and standardization of climate-related disclosures for investors (the ‘SEC Climate Rules’). The SEC Climate Rules would require disclosure of certain climate-related information, including in the notes to the Company’s financial statements, in registration statements and annual reports on Form 10-K. Following a number of legal challenges, the SEC voluntarily stayed the SEC Climate Rules. In response to the SEC’s discontinuation of its defense of the SEC Climate Rules, the pending litigation is held in abeyance, awaiting the SEC to either defend, revise, or rescind the rules. The Company is monitoring the outcome.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which is intended to improve guidance on the measurement of credit losses for accounts receivable and contract assets. This ASU provides an optional practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets. The requirements for this ASU became effective for the Company on January 1, 2026. Early adoption was permitted and the guidance was applied prospectively to estimates of expected credit losses on asset balances prepared after the date of adoption. The Company did not early-adopt this ASU and does not expect the ASU to have a material impact on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which is intended to clarify and modernize the accounting for costs related to internal-use software. This ASU changes capitalization requirements from being tied to development stages and instead creates a capitalization threshold which is achieved when it is probable the software will be completed for its intended purpose. The annual and interim requirements for this ASU become effective for the Company on January 1, 2028. Early adoption is permitted and may be applied using a prospective, retrospective, or modified transition approach. The Company is assessing all aspects of the ASU, including adoption timing and transition method, and the expected impact on its consolidated financial statements.

Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information within the income tax rate reconciliation and income taxes paid disclosures. It also includes certain other amendments intended to improve the effectiveness of income tax disclosures. Specifically, this ASU requires a tabular income tax rate reconciliation using both percentages and amounts disaggregated into specific categories with certain reconciling items at or above 5% of the statutory tax, further disaggregated by its nature and/or jurisdiction. Additionally, income taxes paid are required to be presented by federal, state, local and foreign jurisdictions, including amounts paid to individual jurisdictions representing 5% or more of the total income taxes paid. This ASU became effective for the Company on January 1, 2025, at which time it was adopted. The Company has included the required disclosures within Note 7 — Income Taxes.

Other Legislation

Pillar Two

In December 2021, the Organisation for Economic Co-operation and Development (‘OECD’) and G20 Inclusive Framework on Base Erosion and Profit Shifting released the Model Global Anti-Base Erosion (‘GloBE’) rules (the ‘OECD Model Rules’) under Pillar Two. In 2023, many E.U. countries, including Ireland, enacted the necessary legislation (based on the OECD Model Rules) to implement Pillar Two in 2024. Other countries and territories introduced Pillar Two legislation in 2024 and 2025. In January 2026, the OECD announced the release of a new package of administrative guidance under the Pillar Two global minimum tax rules (the ‘side-by-side’ (SbS) package). Key components of the package include a simplified effective tax rate safe harbor, an extension of the transitional country-by-country reporting safe harbor, a substance-based tax incentive safe harbor, a side-by-side safe harbor for certain multinational groups located in eligible jurisdictions, an ultimate parent entity safe harbor for eligible countries, and a commitment to focus on additional clarifications and simplifications. These new safe harbor rules do not affect the application of a qualified domestic minimum top-up tax. Except for the extension of the transitional country-by-country reporting safe harbor, the Company does not expect the new safe harbors to apply. The Pillar Two minimum tax is treated as a period-cost beginning in 2024 and does not have a material impact on the Company's financial results of operations for the periods presented.

H.R. 1

On July 4, 2025, the ‘Act to provide for reconciliation pursuant to title II of H. Con. Res. 14’ (‘H.R. 1’) was enacted into law and generally became effective on January 1, 2026, with certain exceptions. H.R. 1 included numerous changes to existing tax law affecting businesses, including extending and modifying certain key provisions of the Tax Cuts and Jobs Act of 2017, both domestic and international, expanding certain Investment Retirement Account incentives while accelerating the phase-out of others. In 2025, the Company recognized cash tax benefits related to the acceleration of certain timing differences. The Company will continue to evaluate the overall impact of H.R. 1 and related regulations on our operations and tax positions.

Note 3 — Acquisitions and Divestitures

The following disclosures discuss significant transactions during the three-year period ended December 31, 2025.

Acquisitions

Willis Re Joint Venture

During the fourth quarter of 2024, the Company re-entered the reinsurance broking space by making an initial investment in Willis Re, a reinsurance joint venture with Bain Capital. WTW does not have a controlling financial interest in Willis Re and therefore does not consolidate the Willis Re entities. Rather, WTW holds a minority interest in the joint venture and has an option to acquire a controlling interest in the future. During 2025, the Company made further investments of $30 million and holds both preference and ordinary shares in Willis Re. The Company accounts for the ordinary share portion of these investments using the equity method of accounting, and has elected the accounting alternative under ASC 321, Investments – Equity Securities, for the accounting for the preference shares and call options and is therefore carrying those assets at cost. The net income and the assets and liabilities of Willis Re are not currently significant to the Company.

Pending Acquisitions

Newfront — On December 9, 2025, the Company entered into a definitive agreement to acquire Newfront Insurance Holdings, Inc. (‘Newfront’), a U.S.-based broker combining specialty expertise and cutting-edge technology, for up-front and contingent consideration payments totaling $1.3 billion. The $1.05 billion up-front portion is comprised of approximately $900 million in cash and $150 million in equity to be paid to Newfront employee-shareholders, and up to $250 million contingent consideration is payable primarily in equity, subject to Newfront’s achievement of specified performance targets. A significant portion of both equity awards payable are expected to be recognized as compensation cost. Additionally, up to an incremental $150 million, payable primarily in equity, would become payable if Newfront achieves above-target revenue growth. The transaction was completed on January 27, 2026 (see Note 22 — Subsequent Events within Item 8 of this Annual Report on Form 10-K).

Cushon — On December 10, 2025, the Company entered into a definitive agreement to acquire Cushon, a workplace pensions, savings and financial wellbeing company for consideration of £150 million, subject to working capital and other adjustments, and contingent consideration of up to £100 million, a portion of which is expected to be recognized as compensation costs. The transaction is expected to close during the first half of 2026, subject to receipt of certain regulatory approvals and other customary closing conditions.

Al-Futtaim Willis — On May 2, 2025, the Company entered into a definitive agreement to acquire the remaining 51% controlling interest of its longstanding broking joint venture, Al-Futtaim Willis (‘AFW’), based in the United Arab Emirates, for cash consideration of $58 million, subject to certain adjustments. The results of AFW are currently included in interest in earnings of associates, net of tax, on the consolidated statements of comprehensive income, but will be fully consolidated after the close of the transaction. The transaction is expected to close during the first half of 2026, subject to receipt of certain regulatory approvals and other customary closing conditions.

Other Acquisitions

The Company completed acquisitions, including acquisitions of assets and non-controlling interests of certain subsidiaries, and made contributions to interests in associates accounted for under the equity method of accounting, during the years ended December 31, 2025, 2024 and 2023 for combined cash payments of $20 million, $119 million and $56 million, respectively, and contingent or deferred consideration fair valued at $5 million, $3 million and $3 million, respectively.

Divestitures

TRANZACT Sale

Effective December 31, 2024, the Company sold TRANZACT, its direct-to-consumer insurance distribution business, for total cash consideration of $632 million, which was subject to certain adjustments pursuant to an equity purchase agreement dated September 30, 2024. The Company was providing a number of services to TRANZACT under a Transition Services Agreement which remained in effect through most of 2025.

In connection with the sale, the Company recorded a pre-tax loss on the disposal of $1.1 billion within Other (loss)/income, net on our consolidated statements of comprehensive income. Additionally, and in conjunction with the sale, the Company recognized a $1.0 billion pre-tax goodwill impairment charge within its BDO reporting unit. During the year ended December 31, 2025, the Company had disposal price and other adjustments to the sale of TRANZACT resulting in a gain of $14 million.

TRANZACT was included in our Health, Wealth and Career segment. The following selected financial information relates to the operations of TRANZACT for the periods presented:

	Years Ended December 31,
	2024	2023
Revenue	$785	$805
Operating income	148	149

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

In April 2025, the Company received $750 million pertaining to the earnout, for which the related gain was recognized in 2024.

A number of services continued under a cost reimbursement Transition Services Agreement (‘TSA’) in which WTW was providing Gallagher support including real estate leases, information technology, payroll, human resources and accounting. During the third quarter of 2023, the term for these services was extended from November 30, 2023 to May 31, 2024, and during the second quarter of 2024, the second of the two extensions allowed under the TSA was invoked and the term for these services was further extended to November 30, 2024. Fees earned under the TSA were $19 million and $36 million during the years ended December 31, 2024 and 2023, respectively, and have been recognized as a reduction to the costs incurred to service the TSA and are included within Other operating expenses on the consolidated statements of comprehensive income.

Other Disposals

The Company completed other disposals during the years ended December 31, 2025, 2024 and 2023 for cash proceeds of $34 million, $18 million and $89 million, respectively. These disposals resulted in a net gain for the year ended December 31, 2025 of $26 million, and for the year ended December 31, 2023 a net gain on disposal of $38 million. There were no net gains or losses on disposal for the year ended December 31, 2024. There were no non-cash proceeds recognized on disposals for the years ended December 31, 2025, 2024 and 2023.

Note 4 — Revenue

Disaggregation of Revenue

The Company reports revenue by segment in Note 5 — Segment Information. The following table presents revenue by service offering and segment, as well as reconciliations to total revenue for the years ended December 31, 2025, 2024 and 2023. Along with reimbursable expenses and other, total revenue by service offering represents our revenue from customer contracts.

Year Ended December 31,	Broking	Consulting	Outsourced Administration	Other	Total revenue by service offering	Reimbursable expenses and other (i)	Total revenue from customer contracts	Interest and other income	Total revenue
HWC
2025	$882	$2,849	$1,096	$390	$5,217	$74	$5,291	$37	$5,328
2024	1,613	2,668	1,091	363	5,735	69	5,804	42	5,846
2023	1,531	2,594	1,078	349	5,552	73	5,625	30	5,655
R&B
2025	3,452	435	69	254	4,210	12	4,222	124	4,346
2024	3,196	396	76	243	3,911	13	3,924	127	4,051
2023	2,947	378	81	222	3,628	13	3,641	107	3,748
Corporate (i)
2025	—	1	—	—	1	2	3	31	34
2024	—	2	—	—	2	9	11	22	33
2023	8	14	—	—	22	16	38	42	80
Total
2025	$4,334	$3,285	$1,165	$644	$9,428	$88	$9,516	$192	$9,708
2024	$4,809	$3,066	$1,167	$606	$9,648	$91	$9,739	$191	$9,930
2023	$4,486	$2,986	$1,159	$571	$9,202	$102	$9,304	$179	$9,483

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

Interest and other income is included in segment revenue and total revenue, however it has been presented separately in the above tables because it does not arise directly from contracts with customers. The significant components of interest and other income are as follows for the periods presented above:

	Year Ended December 31,
	Book-of-business settlements			Interest income			Other income			Total
	2025	2024	2023	2025	2024	2023	2025	2024	2023	2025	2024	2023
HWC	$7	$8	$1	$29	$32	$25	$1	$2	$4	$37	$42	$30
R&B	21	14	25	97	112	79	6	1	3	124	127	107
Corporate	—	—	—	30	22	41	1	—	1	31	22	42
Total interest and other income	$28	$22	$26	$156	$166	$145	$8	$3	$8	$192	$191	$179

As a result of the cessation of the co-broking agreement with Gallagher, (see Note 3 — Acquisitions and Divestitures) interest income associated with fiduciary funds is now allocated more directly to the Risk and Broking segment beginning in the third quarter of 2023. These amounts were previously allocated to the Corporate segment following the disposal of Willis Re.

The following table presents revenue from service offerings by the geography where our work was performed for the years ended December 31, 2025, 2024 and 2023. The reconciliations to total revenue on our consolidated statements of comprehensive income and to segment revenue is shown in the table above.

Year Ended December 31,	North America	Europe	International	Total revenue by geography
HWC
2025	$3,054	$1,637	$526	$5,217
2024	3,780	1,475	480	5,735
2023	3,738	1,362	452	5,552
R&B
2025	1,550	2,008	652	4,210
2024	1,486	1,816	609	3,911
2023	1,400	1,668	560	3,628
Corporate
2025	1	—	—	1
2024	2	—	—	2
2023	8	12	2	22
Total
2025	$4,605	$3,645	$1,178	$9,428
2024	$5,268	$3,291	$1,089	$9,648
2023	$5,146	$3,042	$1,014	$9,202

Contract Balances

The Company reports accounts receivable, net on the consolidated balance sheets, which includes billed and unbilled receivables and current contract assets. In addition to accounts receivable, net, the Company had the following non-current receivable and deferred revenue balances at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Billed receivables, net of allowance for doubtful accounts of $30 million and $36 million	$1,833	$1,604
Unbilled receivables	543	569
Current contract assets	326	321
Accounts receivable, net	$2,702	$2,494
Non-current accounts receivable, net	$42	$18
Deferred revenue	$700	$732

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

During the year ended December 31, 2025, revenue of approximately $580 million was recognized that was reflected as deferred revenue at December 31, 2024.

During the year ended December 31, 2025, the Company recognized revenue of approximately $5 million related to performance obligations satisfied in a prior period.

Accounts receivable are stated at estimated net realizable values. The following table presents the changes in our allowance for doubtful accounts for the years ended December 31, 2025, 2024 and 2023.

	December 31, 2025	December 31, 2024	December 31, 2023
Balance at beginning of year	$36	$34	$46
Additions charged to costs and expenses	6	13	6
Deductions/other movements	3	(12)	(21)
Foreign exchange	(15)	1	3
Balance at end of year	$30	$36	$34

Performance Obligations

The Company has contracts for which performance obligations have not been satisfied as of December 31, 2025 or have been partially satisfied as of this date. The following table shows the expected timing for the satisfaction of the remaining performance obligations. This table does not include contract renewals or variable consideration, which was excluded from the transaction prices in accordance with the guidance on constraining estimates of variable consideration.

In addition, in accordance with ASC 606, the Company has elected not to disclose the remaining performance obligations when one or both of the following circumstances apply:

•
Performance obligations which are part of a contract that has an original expected duration of less than one year, and
•
Performance obligations satisfied in accordance with ASC 606-10-55-18 (‘right to invoice’).

	2026	2027	2028 onward	Total
Revenue expected to be recognized on contracts as of December 31, 2025	$686	$440	$425	$1,551

Since most of the Company’s contracts are cancellable with less than one year’s notice and have no substantive penalty for cancellation, the majority of the Company’s remaining performance obligations as of December 31, 2025 have been excluded from the table above.

Costs to Obtain or Fulfill a Contract

The Company incurs costs to obtain or fulfill contracts which it would not incur if a contract with a customer was not executed.

The following table shows the categories of costs that are capitalized and deferred over the expected life of a contract.

	Costs to fulfill			Costs to obtain (i)
	December 31, 2025	December 31, 2024	December 31, 2023	December 31, 2025	December 31, 2024
Balance at beginning of the year	$238	$218	$197	$2	$—
New capitalized costs	503	493	458	12	3
Amortization	(495)	(470)	(441)	(1)	(1)
Foreign currency translation	8	(3)	4	—	—
Balance at end of the year	$254	$238	$218	$13	$2

(i)
Costs to obtain incurred prior to 2024 only related to contracts where the related amortization period was less than one year. As such, these costs were expensed as incurred in accordance with our election of the practical expedient under ASC 606.

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

In accordance with ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (‘ASC 2023-07’), the Company has not presented any individual significant expense categories due to the following factors:

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

The following table presents segment revenue, segment expenses and segment operating income for our reportable segments for the years ended December 31, 2025, 2024 and 2023.

	HWC			R&B			Total
	Years ended December 31,			Years ended December 31,			Years ended December 31,
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Segment revenue excluding interest income	$5,225	$5,745	$5,557	$4,237	$3,926	$3,656	$9,462	$9,671	$9,213
Interest income	29	32	25	97	112	79	126	144	104
Total segment revenue	5,254	5,777	5,582	4,334	4,038	3,735	9,588	9,815	9,317

Other segment expenses	3,443	3,926	3,891	3,221	3,035	2,874	6,664	6,961	6,765
Depreciation	130	134	126	41	45	48	171	179	174
Total segment expenses	3,573	4,060	4,017	3,262	3,080	2,922	6,835	7,140	6,939

Segment operating income	$1,681	$1,717	$1,565	$1,072	$958	$813	$2,753	$2,675	$2,378

The following table presents reconciliations of the information reported by segment to the Company’s consolidated amounts reported for the years ended December 31, 2025, 2024 and 2023.

	Years ended December 31,
	2025	2024	2023
Revenue:
Total segment revenue	$9,588	$9,815	$9,317
Corporate, reimbursable expenses and other	120	115	166
Revenue	$9,708	$9,930	$9,483

Total segment operating income	$2,753	$2,675	$2,378
Impairment (i)	—	(1,042)	—
Amortization	(192)	(226)	(263)
Restructuring costs	—	(61)	(68)
Transaction and transformation	(23)	(409)	(386)
Unallocated, net (ii)	(304)	(310)	(296)
Income from operations	2,234	627	1,365
Interest expense	(260)	(263)	(235)
Other (loss)/income, net	(21)	(262)	146
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	$1,953	$102	$1,276

(i)
Represents the non-cash goodwill impairment associated with our BDO reporting unit related to the sale of our TRANZACT business (see Note 3 — Acquisitions and Divestitures for further information).
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

None of the Company’s clients individually represented more than 10% of its consolidated revenue for the years ended December 31, 2025, 2024 and 2023.

Below are our revenue (on the basis of where the work was performed) and tangible long-lived assets for Ireland, our country of domicile, countries with significant concentrations, and all other foreign countries as of and for the years ended as indicated:

	Revenue			Long-Lived Assets (i)
	Years ended December 31,			December 31,
	2025	2024	2023	2025	2024
Ireland	$143	$131	$118	$7	$8

United States	4,504	5,128	5,011	282	307
United Kingdom	2,065	1,859	1,723	521	490
Rest of World	2,996	2,812	2,631	372	341
Total Foreign Countries	9,565	9,799	9,365	1,175	1,138
	$9,708	$9,930	$9,483	$1,182	$1,146

(i)
Tangible long-lived assets consist of fixed assets and ROU assets.

Note 6 — Restructuring Costs

In the fourth quarter of 2024, the Company concluded a three-year ‘Transformation program’ designed to enhance operations, optimize technology and align its real estate footprint to its new ways of working. The program incurred cumulative costs of $1.115 billion and capital expenditures of $130 million, resulting in a total investment of $1.245 billion. Although the Transformation program concluded in 2024, additional cash outflows occurred in 2025 as a result of the settlement of accrued costs.

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

Certain costs under the Transformation program were accounted for under ASC 420 and are included as restructuring costs in the consolidated statements of comprehensive income. Other costs incurred under the Transformation program are included in transaction and transformation and were $378 million and $347 million for the years ended December 31, 2024 and 2023, respectively. An analysis of total restructuring costs incurred under the Transformation program by category and by segment and corporate functions, from commencement to December 31, 2024, is as follows:

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

A rollforward of the liability associated with cash-based charges related to restructuring costs associated with the Transformation program is as follows:

	Real estate rationalization	Technology modernization	Process optimization	Other	Total
Balance at October 1, 2021	$—	$—	$—	$—	$—
Charges incurred	—	—	—	2	2
Cash payments	—	—	—	(1)	(1)
Balance at December 31, 2021	—	—	—	1	1
Charges incurred	27	—	1	—	28
Cash payments	(21)	—	(1)	(1)	(23)
Balance at December 31, 2022	6	—	—	—	6
Charges incurred	22	8	—	—	30
Cash payments	(25)	—	—	—	(25)
Balance at December 31, 2023	3	8	—	—	11
Charges incurred	19	1	—	—	20
Cash payments	(19)	(7)	—	—	(26)
Balance at December 31, 2024	3	2	—	—	5
Cash payments	(3)	(2)	—	—	(5)
Balance at December 31, 2025	$—	$—	$—	$—	$—

Note 7 — Income Taxes

Provision for Income Taxes

An analysis of income from operations before income taxes and interest in earnings of associates by taxing jurisdiction is shown below:

	Years ended December 31,
	2025	2024	2023
Ireland	$23	$22	$14
U.S.	457	(1,469)	348
U.K.	203	384	(93)
Rest of World	1,270	1,165	1,007
Total	$1,953	$102	$1,276

The components of the provision for income taxes include:

	Years ended December 31,
	2025	2024	2023
Current tax expense:
Ireland	$62	$(74)	$(6)
U.S. federal taxes	52	(86)	(106)
U.S. state and local taxes	(32)	(18)	(41)
U.K. corporation tax	(121)	(68)	(40)
Other jurisdictions	(224)	(159)	(131)
Total current tax expense	(263)	(405)	(324)
Deferred tax (expense)/benefit:
Ireland	(1)	(1)	(1)
U.S. federal taxes	(107)	166	20
U.S. state and local taxes	(7)	16	15
U.K. corporation tax	49	26	63
Other jurisdictions	11	6	12
Total deferred tax (expense)/benefit	(55)	213	109
Total provision for income taxes	$(318)	$(192)	$(215)

Effective Tax Rate Reconciliation

The table below provides the updated requirements of ASU 2023-09 for 2025. See Note 2 — Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements for additional details on the adoption of this ASU.

Willis Towers Watson plc is a non-trading holding company tax resident in Ireland where it is taxed at the statutory corporate rate of 25%. The reported provision for income taxes differs from the amounts that would have resulted had the reported income from operations before income taxes and interest in earnings of associates been taxed at the Irish statutory corporate tax rate. The principal reasons for the differences between the amounts provided and those that would have resulted from the application of the Irish statutory corporate tax rate are as follows:

	Year ended December 31, 2025
	Amount	ETR %
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	$1,953
Irish statutory corporate tax rate	(488)	(25.0)%
Foreign tax effects:
United States
Statutory tax rate difference between United States and Ireland	18	0.9%
Impact of U.S. state and local taxes (net of federal taxes)	(26)	(1.3)%
Other adjustments	(5)	(0.3)%
United Kingdom
Effect of cross-border tax laws	(44)	(2.3)%
Other adjustments	47	2.4%
Bermuda
Statutory tax rate difference between Bermuda and Ireland	70	3.6%
Foreign tax credits	116	6.0%
Changes in valuation allowances	(15)	(0.8)%
Other Foreign Jurisdictions	(52)	(2.6)%
Effect of cross-border tax laws	(2)	(0.1)%
Changes in unrecognized tax benefits	62	3.2%
Other adjustments	1	0.0%
Provision for income taxes	$(318)	(16.3)%

The effective tax rate for the year ended December 31, 2025 includes a $79 million tax benefit adjustment related to both the final allocation of the Willis Re earnout received and a change in uncertain tax positions.

Prior to the adoption of ASU No. 2023-09, the Company disclosure of the provision for income taxes differed from the amounts that would have resulted had the reported income from operations before income taxes and interest in earnings of associates been taxed at the U.S. federal statutory rate. The principal reasons for the differences between the amounts provided and those that would have resulted from the application of the U.S. federal statutory tax rate are as follows:

	Years ended December 31,
	2024	2023
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	$102	$1,276
U.S. federal statutory income tax rate	21.0%	21.0%
Income tax expense at U.S. federal tax rate	(21)	(268)
Adjustments to derive effective tax rate:
Non-deductible expenses and dividends	(17)	(24)
Net adjustments on acquisition costs	—	(1)
Impact of change in rate on deferred tax balances	—	10
Effect of foreign exchange and other differences	1	1
Changes in valuation allowances	3	(2)
Net tax effect on intra-group items	91	94
Net tax effect on disposal of operations	(187)	6
Tax differentials of non-U.S. jurisdictions	(18)	7
Impact of U.S. state and local taxes	(2)	(26)
Global Intangible Low-Taxed Income (GILTI)	(4)	(9)
Subpart F income	—	(5)
Base Erosion Anti-Abuse Tax (BEAT)	(1)	13
Tax on unremitted earnings	(5)	(12)
Changes in uncertain tax positions	(34)	(6)
Other items, net	2	7
Provision for income taxes	$(192)	$(215)

The effective tax rate for the year ended December 31, 2024 includes a $187 million tax expense on disposal of operations. Included in the $187 million are three main components: a tax expense on the BDO goodwill impairment; a tax benefit from the capital loss incurred on the sale of TRANZACT; and a tax benefit on the Willis Re earnout in certain jurisdictions with statutory tax rates less than 21.0%. The effective tax rate for the year ended December 31, 2023 includes a $20 million tax benefit related to changes in state apportionment and a $10 million deferred tax benefit related to the remeasurement of deferred tax assets and liabilities associated with the enactment of the Bermuda corporate income tax law.

The provisions for income tax on operations for prior years have been reconciled above to the U.S. federal statutory tax rate of 21.0% due to significant operations in the U.S.

Deferred Income Taxes

Deferred income tax assets and liabilities reflect the effect of temporary differences between the assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. We recognize deferred tax assets if it is more likely than not that a benefit will be realized.

Deferred income tax assets and liabilities included in the consolidated balance sheets at December 31, 2025 and 2024 are comprised of the following:

	December 31,
	2025	2024
Deferred tax assets:
Accrued expenses not currently deductible	$65	$67
Interest carryforwards	368	334
Net operating losses	37	27
Capital loss carryforwards	8	119
Accrued retirement benefits	160	156
Operating lease liabilities	82	99
Deferred compensation	86	90
Share-based compensation	32	22
Financial derivative transactions	2	3
Gross deferred tax assets	840	917
Less: valuation allowance	(39)	(28)
Net deferred tax assets	$801	$889
Deferred tax liabilities:
Cost of intangible assets, net of related amortization	$(402)	$(426)
Operating lease right-of-use assets	(74)	(82)
Cost of tangible assets, net of related depreciation	(32)	(7)
Prepaid retirement benefits	(95)	(106)
Accrued revenue not currently taxable	(40)	(48)
Unremitted earnings	(32)	(27)
Deferred tax liabilities	$(675)	$(696)
Net deferred tax assets	$126	$193

The net deferred income tax assets are included in Other non-current assets and the net deferred tax liabilities are included in Other non-current liabilities in our consolidated balance sheets. At December 31, 2025, the Company had a net deferred tax asset of $126 million compared to a net deferred tax asset of $193 million at December 31, 2024. The net change of $67 million is primarily related to the 2025 federal and state capital loss carryback of the 2024 capital loss generated on the sale of TRANZACT. The loss carryback was approximately $115 million on a tax-effected basis.

	December 31,
	2025	2024
Balance sheet classifications:
Other non-current assets	$167	$238
Other non-current liabilities	(41)	(45)
Net deferred tax asset	$126	$193

At December 31, 2025, we had U.S. federal and non-U.S. net operating loss carryforwards amounting to $186 million of which $159 million can be indefinitely carried forward under local statutes. The remaining $27 million of net operating loss carryforwards will expire, if unused, in varying amounts from 2026 through 2045. In addition, we had U.S. state net operating loss carryforwards of $70 million, of which $22 million can be indefinitely carried forward, while the remaining $48 million will expire in varying amounts from 2026 to 2045.

Management believes, based on the evaluation of positive and negative evidence, including the future reversal of existing taxable temporary differences, it is more likely than not that the Company will realize the benefits of net deferred tax assets of $801 million, net of the valuation allowance. During 2025, the Company increased its valuation allowance by $11 million, primarily related to non-U.S. net operating losses. During 2024, the Company decreased its valuation allowance by $7 million, primarily related to state and non-U.S. net operating losses. During 2023, the Company increased its valuation allowance by $7 million, primarily related to state net operating losses and U.S. foreign tax credits.

At December 31, 2025 and 2024, the Company had valuation allowances of $39 million and $28 million, respectively, to reduce its deferred tax assets to their estimated realizable values. The valuation allowance at December 31, 2025 primarily relates to deferred taxes on U.S. state, capital and operating losses of $8 million and non-U.S. net operating losses of $24 million.

An analysis of our valuation allowance is shown below.

	Years ended December 31,
	2025	2024	2023
Balance at beginning of year	$28	$35	$28
Additions charged to costs and expenses	17	7	10
Deductions	(6)	(14)	(3)
Balance at end of year	$39	$28	$35

The movement in the 2025 valuation allowance will differ to the 2025 rate reconciliation when the movement does not meet the 5% threshold, by nature or jurisdiction. The movement in the 2024 valuation allowance differs from the 2024 rate reconciliation primarily due to changes in our state deferred tax assets as a result of the sale of our TRANZACT business. The movement in the 2023 valuation allowance differs from the 2023 rate reconciliation primarily due to the increase in state net operating losses and the related valuation allowance.

The Company recognizes deferred tax balances related to the undistributed earnings of subsidiaries when it expects that it will recover those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of the investments. At December 31, 2025, the Company has $37.4 billion of undistributed earnings in subsidiaries where no deferred tax has been recognized, the majority of which can be recovered in an untaxable manner. If future events, including material changes in estimates of cash, working capital and long-term investment requirements necessitate that these earnings be distributed, a provision for income and foreign withholding taxes, net of credits, may be necessary.

Uncertain Tax Positions

At December 31, 2025, the amount of unrecognized tax benefits associated with uncertain tax positions, determined in accordance with ASC 740, Income Taxes excluding interest and penalties, was $38 million. Reconciliations of the beginning and ending balances of the liability for unrecognized tax benefits is as follows:

	2025	2024	2023
Balance at beginning of year	$80	$51	$47
Increases related to tax positions in prior years	16	4	13
Decreases related to tax positions in prior years	(45)	(2)	(9)
Increases related to tax positions in current year	2	30	3
Decreases related to settlements	(16)	—	—
Decreases related to lapse in statute of limitations	(1)	(2)	(4)
Cumulative translation adjustment and other adjustments	2	(1)	1
Balance at end of year	$38	$80	$51

The liability for unrecognized tax benefits for the year ended December 31, 2025 can be reduced by $1 million and 2024 and 2023 can be reduced by $3 million using offsetting deferred tax benefits associated with timing differences, foreign tax credits and the federal tax benefit of state income taxes. If these offsetting deferred tax benefits were recognized, there would be a favorable impact on our effective tax rate. There are no material balances that would result in adjustments to other tax accounts.

Interest and penalties related to unrecognized tax benefits are included as a component of income tax expense. At December 31, 2025, and 2024, we had cumulative accrued interest of $4 million and $8 million, respectively. Additionally, we had accrued penalties of $2 million for 2025. Accrued penalties were not material in 2024.

Tax expense for both the years ended December 31, 2025 and 2024 includes $1 million and $2 million, respectively, of interest expense.

The Company and its subsidiaries file income tax returns in various tax jurisdictions in which it operates.

We have ongoing state income tax examinations in certain states for tax years ranging from December 31, 2018 to December 31, 2023. The statute of limitations in certain states remains open back to the tax period ended December 31, 2018.

All U.K. tax returns have been filed timely and are in the normal process of being reviewed by His Majesty’s Revenue & Customs. The Company is not currently subject to any material examinations in other jurisdictions. A summary of the tax years that remain open to tax examination in our major tax jurisdictions is as follows:

Open Tax Years (fiscal year ending in)
Ireland	2020 and forward
U.S. — federal	2018 and forward
U.S. — various states	2018 and forward
U.K.	2016 and forward
France	2022 and forward
Germany	2008 and forward
Canada — federal	2017 and forward

The following table summarizes cash paid for income taxes, net of refunds, for the year ended December 31, 2025:

Year ended December 31, 2025 (i)
Ireland	$4
United States	139
United Kingdom	109
Canada	26
Rest of World	163
$441

(i)
The year ended December 31, 2025 is presented in accordance with the provisions of ASU 2023-09 (see Note 2 – Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements).

For the years ended December 31, 2024 and 2023, cash paid for income taxes, net of refunds, was $312 million and $348 million, respectively.

Note 8 — Fixed Assets

The following table reflects changes in the net carrying amount of the components of fixed assets for the years ended December 31, 2025 and 2024:

	Furniture, equipment and software	Leasehold improvements	Land and buildings	Total
Cost: at January 1, 2024	$1,527	$459	$85	$2,071
Additions	215	28	—	243
Disposals (i)	(221)	(66)	—	(287)
Foreign exchange	(29)	(10)	(1)	(40)
Cost: at December 31, 2024	1,492	411	84	1,987
Additions	208	21	—	229
Disposals	(78)	(4)	(1)	(83)
Foreign exchange	82	16	3	101
Cost: at December 31, 2025	$1,704	$444	$86	$2,234

Depreciation: at January 1, 2024	$(994)	$(289)	$(68)	$(1,351)
Depreciation expense	(188)	(39)	(3)	(230)
Disposals	179	51	—	230
Foreign exchange	19	6	—	25
Depreciation: at December 31, 2024	(984)	(271)	(71)	(1,326)
Depreciation expense	(188)	(37)	(1)	(226)
Disposals	73	4	1	78
Foreign exchange	(52)	(10)	(3)	(65)
Depreciation: at December 31, 2025	$(1,151)	$(314)	$(74)	$(1,539)

Net book value:
At December 31, 2024	$508	$140	$13	$661

At December 31, 2025	$553	$130	$12	$695

(i)
For 2024, includes $12 million of furniture, equipment and software costs and $8 million of leasehold improvements costs which have been written off as part of technology modernization and real estate rationalization under the Transformation program (see Note 6 – Restructuring Costs).

Included within land and buildings are the following assets held under finance leases:

	December 31,
	2025	2024
Finance leases	$26	$26
Accumulated depreciation	(26)	(25)
	$—	$1

Note 9 — Goodwill and Other Intangible Assets

Goodwill

The components of goodwill are outlined below for the years ended December 31, 2025 and 2024.

	HWC	R&B	Total
Balance at December 31, 2023
Goodwill, gross	$7,866	$2,821	$10,687
Accumulated impairment losses	(130)	(362)	(492)
Goodwill, net - December 31, 2023	7,736	2,459	10,195
Goodwill acquired	—	21	21
Goodwill disposals (i)	(311)	—	(311)
Impairment	(1,042)	—	(1,042)
Foreign exchange	(18)	(46)	(64)
Balance at December 31, 2024
Goodwill, gross	7,276	2,796	10,072
Accumulated impairment losses	(911)	(362)	(1,273)
Goodwill, net - December 31, 2024	6,365	2,434	8,799
Goodwill acquired	—	9	9
Foreign exchange	41	89	130
Balance at December 31, 2025
Goodwill, gross	7,317	2,894	10,211
Accumulated impairment losses	(911)	(362)	(1,273)
Goodwill, net - December 31, 2025	$6,406	$2,532	$8,938

(i)
The goodwill associated with the TRANZACT sale was reduced by $261 million resulting from a relative fair value allocation of the impairment of goodwill on the BDO reporting unit. Therefore the accumulated impairment losses at December 31, 2024 have been reduced by this amount.

Other Intangible Assets

The following table reflects changes in the net carrying amounts of the components of finite-lived intangible assets for the years ended December 31, 2025 and 2024:

	Client relationships	Software	Trademark and trade name	Other	Total
Balance at December 31, 2023:
Intangible assets, gross	$3,807	$729	$1,039	$63	$5,638
Accumulated amortization	(2,514)	(726)	(342)	(40)	(3,622)
Intangible assets, net - December 31, 2023	1,293	3	697	23	2,016
Intangible assets acquired	22	—	—	—	22
Intangible asset disposals	(484)	—	—	(17)	(501)
Amortization	(177)	(2)	(43)	(4)	(226)
Foreign exchange	(16)	2	—	(2)	(16)
Balance at December 31, 2024:
Intangible assets, gross	3,135	730	1,036	29	4,930
Accumulated amortization	(2,497)	(727)	(382)	(29)	(3,635)
Intangible assets, net - December 31, 2024	638	3	654	—	1,295
Intangible assets acquired	14	—	—	—	14
Amortization	(147)	(2)	(43)	—	(192)
Foreign exchange	24	—	—	—	24
Balance at December 31, 2025:
Intangible assets, gross	3,239	750	1,041	29	5,059
Accumulated amortization	(2,710)	(749)	(430)	(29)	(3,918)
Intangible assets, net - December 31, 2025	$529	$1	$611	$—	$1,141

The weighted-average remaining life of amortizable intangible assets at December 31, 2025 was 10.7 years.

The table below reflects the future estimated amortization expense for amortizable intangible assets for the next five years and thereafter:

Years ended December 31,	Amortization
2026	$172
2027	154
2028	138
2029	117
2030	100
Thereafter	460
Total	$1,141

Note 10 — Derivative Financial Instruments

We are exposed to certain foreign currency risks. Where possible, we identify exposures in our business that can be offset internally. Where no natural offset is identified, we may choose to enter into various derivative transactions. These instruments have the effect of reducing our exposure to unfavorable changes in foreign currency rates. The Company’s board of directors reviews and approves policies for managing this risk as summarized below. Additional information regarding our derivative financial instruments can be found in Note 2 — Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements, Note 12 — Fair Value Measurements and Investments and Note 18 — Accumulated Other Comprehensive Loss.

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

These derivatives were designated as hedging instruments and at December 31, 2025 and December 31, 2024 had total notional amounts of $165 million and $176 million, respectively, with a net fair value asset of $3 million and a net fair value liability of $2 million, respectively.

At December 31, 2025, the Company estimates, based on current exchange rates, there will be $2 million of net derivative gains on forward exchange rates reclassified from accumulated other comprehensive loss into earnings within the next twelve months as the forecast transactions affect earnings. At December 31, 2025, our longest outstanding maturity was 1.7 years.

The effects of the material derivative instruments that are designated as hedging instruments on the consolidated statements of comprehensive income for the years ended December 31, 2025, 2024 and 2023 are below. Amounts pertaining to the ineffective portion of hedging instruments and those excluded from effectiveness testing were not material for the years ended December 31, 2025, 2024 and 2023.

	Gain/(loss) recognized in OCL (effective element)
	2025	2024	2023
Foreign exchange contracts	$8	$(2)	$3

Location of gain/(loss) reclassified from Accumulated OCL into income (effective element)	Gain/(loss) reclassified from Accumulated OCL into income (effective element)
	2025	2024	2023
Revenue	$—	$(1)	$1
Salaries and benefits	1	2	(2)
Other (loss)/income	2	—	—
	$3	$1	$(1)

The Company engages in intercompany borrowing and lending between subsidiaries, primarily through its in-house banking operations which give rise to foreign exchange exposures. The Company mitigates these risks through the use of short-term foreign currency forward and swap transactions that offset the underlying exposure created when the borrower and lender have different functional currencies. These derivatives are not generally designated as hedging instruments, and at December 31, 2025 and 2024, we had notional amounts of $739 million and $1.2 billion, respectively, with a net fair value asset of $1 million and a net fair value liability of $3 million, respectively. Such derivatives typically mature within three months.

The effects of derivatives that have not been designated as hedging instruments on the consolidated statements of comprehensive income for the years ended December 31, 2025, 2024 and 2023 are as follows (see Note 17 — Other (Loss)/Income, Net for the net foreign currency impact on the Company’s consolidated statements of comprehensive income which includes the results of the offset of underlying exposures):

	Location of gain/(loss)	Gain/(loss) recognized in income
Derivatives not designated as hedging instruments:	recognized in income	2025	2024	2023
Foreign exchange contracts	Other (loss)/income, net	$9	$(16)	$11

Note 11 — Debt

Current debt consists of the following:

	December 31,
	2025	2024
4.400% senior notes due 2026	$550	$—
	$550	$—

Long-term debt consists of the following:

	December 31,
	2025	2024
Revolving $1.5 billion credit facility	$—	$—
4.400% senior notes due 2026	—	549
4.650% senior notes due 2027	748	746
4.500% senior notes due 2028	598	598
2.950% senior notes due 2029	725	725
4.550% senior notes due 2031	695	—
5.350% senior notes due 2033	743	742
5.150% senior notes due 2036	298	—
6.125% senior notes due 2043	272	272
5.050% senior notes due 2048	396	396
3.875% senior notes due 2049	543	543
5.900% senior notes due 2054	738	738
	$5,756	$5,309

Guarantees

The following table presents a summary of the entities that issued each note or entered into the revolving credit facility and those wholly-owned and consolidated subsidiaries of the Company that guarantee each respective note and the revolving credit facility on a joint and several basis as of December 31, 2025. On December 16, 2024, TA I Limited, Willis Towers Watson UK Holdings Limited and Willis Netherlands Holdings B.V. ceased to be guarantors of our notes, following the transfer of their respective properties and assets to other existing guarantors. Further, Willis Towers Watson UK Holdings Limited was released from its guarantees under our revolving credit facility. TA I Limited and Willis Netherlands Holdings B.V. were released from their guarantees under our revolving credit facility in 2025.

Entity	Revolving credit facility	4.400% due 2026 6.125% due 2043	4.650% due 2027 4.500% due 2028 2.950% due 2029 4.550% due 2031 5.350% due 2033 5.150% due 2036 5.050% due 2048 3.875% due 2049 5.900% due 2054
Willis Towers Watson plc	Guarantor	Guarantor	Guarantor
Trinity Acquisition plc	Issuer	Issuer	Guarantor
Willis North America Inc.	Guarantor	Guarantor	Issuer
Willis Investment UK Holdings Limited	Guarantor	Guarantor	Guarantor
Willis Group Limited	Guarantor	Guarantor	Guarantor
Willis Towers Watson Sub Holdings Unlimited Company	Guarantor	Guarantor	Guarantor

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

Borrowing costs under the Third A&R RCF differ if the borrowing is a ‘base rate’ borrowing or a ‘Term Benchmark’ borrowing, both as defined in the Third A&R RCF, and equal the sum of the relevant benchmark plus a margin based on the Company’s senior unsecured long-term debt rating as described below:

•
For base rate borrowings, the benchmark rate will be the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50%, and (c) the term secured overnight financing rate (‘Term SOFR’, as further defined in the Third A&R RCF) for an interest period of one month plus 1.0%. The margin on the base rate benchmark is 0.00% to 0.375% depending on the Company’s senior unsecured long-term debt rating.
•
For Term Benchmark or Daily Simple Risk-Free Rate (‘RFR’) borrowings, the rate will be the applicable secured overnight financing rate (‘SOFR’, as further defined in the Third A&R RCF) or the applicable Daily Simple RFR (as applicable based on the currency of the borrowing) plus a margin of 0.75% to 1.375% depending on the Company’s guaranteed unsecured long-term debt rating.

The Third A&R RCF also carries a commitment (unused) fee of 0.065% to 0.15%, which is also based on the Company’s senior unsecured long-term debt rating.

Senior Notes

4.550% senior notes due 2031 and 5.150% senior notes due 2036

On December 22, 2025, the Company, together with its wholly-owned subsidiary, Willis North America Inc., as issuer, completed an offering of $700 million aggregate principal amount of 4.550% senior notes due 2031 (‘2031 senior notes’) and $300 million aggregate principal amount of 5.150% senior notes due 2036 (‘2036 senior notes’; collectively, the ‘2025 senior notes offering’). The effective interest rates of the 2031 senior notes and 2036 senior notes are 4.71% and 5.24%, respectively, which include the impact of the discount upon issuance. The 2031 senior notes will mature on March 15, 2031 and the 2036 senior notes will mature on March 15, 2036. Interest has accrued on both the 2031 senior notes and 2036 senior notes from December 22, 2025 and is paid in cash on March 15 and September 15 of each year, beginning on September 15, 2026. The net proceeds from the 2025 senior notes offering, after deducting underwriter discounts and commissions and estimated offering expenses, were $989 million and, together with our new $775 million delayed draw term loan facility (see Note 22 — Subsequent Events), was used to pay the consideration for the Newfront acquisition and related fees, costs and expenses (see Note 3 — Acquisitions and Divestitures) and will be used to repay in full the $550 million aggregate principal amount of the 4.400% senior notes due 2026 and related accrued interest.

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

Covenants

The terms of our current financings also include certain limitations. For example, the agreements relating to the debt arrangements and credit facilities generally contain numerous operating and financial covenants, including requirements to maintain minimum ratios of consolidated EBITDA to consolidated cash interest expense and maximum levels of consolidated funded indebtedness in relation to consolidated EBITDA, in each case subject to certain adjustments. The operating restrictions and financial covenants in our current credit facilities do, and any future financing agreements may, limit our ability to finance future operations or capital needs or to engage in other business activities. At December 31, 2025 and 2024, we were in compliance with all financial covenants.

Debt Maturity

The following table summarizes the maturity of our debt and interest on senior notes and excludes any reduction for debt issuance costs:

	2026	2027	2028	2029	2030	Thereafter	Total
Senior notes	$550	$750	$600	$725	$—	$3,725	$6,350
Interest on senior notes	278	254	231	205	190	2,177	3,335
Revolving $1.5 billion credit facility	—	—	—	—	—	—	—
Total	$828	$1,004	$831	$930	$190	$5,902	$9,685

Interest Expense

The following table shows an analysis of the interest expense for the years ended December 31, 2025, 2024 and 2023:

	Years ended December 31,
	2025	2024	2023
Senior notes	$256	$256	$227
Revolving credit facility	3	3	3
Other (i)	1	4	5
Total interest expense	$260	$263	$235

(i)
Other primarily includes interest expense on finance leases and accretion on deferred and contingent consideration.

Note 12 — Fair Value Measurements and Investments

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

The following tables present our assets and liabilities measured at fair value on a recurring basis at December 31, 2025 and December 31, 2024:

		Fair Value Measurements on a Recurring Basis at December 31, 2025
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds/exchange traded funds (i)	Prepaid and other current assets and Other non-current assets	$145	$—	$—	$145
	Fiduciary assets	448	—	—	448
Commingled funds (i) (ii)	Prepaid and other current assets and Other non-current assets	—	—	—	31
Hedge funds (i) (iii)	Prepaid and other current assets and Other non-current assets	—	—	—	28
Derivatives:
Derivative financial instruments (iv)	Prepaid and other current assets and Other non-current assets	$—	$5	$—	$5
Liabilities:
Contingent consideration:
Contingent consideration (v) (vi)	Other current liabilities and Other non-current liabilities	$—	$—	$14	$14
Derivatives:
Derivative financial instruments (iv)	Other current liabilities and Other non-current liabilities	$—	$1	$—	$1

		Fair Value Measurements on a Recurring Basis at December 31, 2024
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds/exchange traded funds (i)	Prepaid and other current assets and Other non-current assets	$108	$—	$—	$108
	Fiduciary assets	337	—	—	337
Commingled funds (i) (ii)	Other non-current assets	—	—	—	18
Hedge funds (i) (iii)	Other non-current assets	—	—	—	17
Derivatives:
Derivative financial instruments (iv)	Prepaid and other current assets and Other non-current assets	$—	$1	$—	$1
Liabilities:
Contingent consideration:
Contingent consideration (v)	Other current liabilities and Other non-current liabilities	$—	$—	$39	$39
Derivatives:
Derivative financial instruments (iv)	Other current liabilities and Other non-current liabilities	$—	$6	$—	$6

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
(iv)
See Note 10 — Derivative Financial Instruments for further information on our derivative contracts.
(v)
Probability weightings are based on our knowledge of the past and planned performance of the acquired entity to which the contingent consideration applies. The fair value weighted-average discount rates used in our material contingent consideration calculations were 11.00% and 13.43% at December 31, 2025 and December 31, 2024, respectively. Using different probability weightings and discount rates could result in an increase or decrease of the contingent consideration payable.
(vi)
Consideration due to be paid across multiple years until 2029.

The following table summarizes the change in fair value of the Level 3 liabilities:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	December 31, 2025
Balance at December 31, 2024	$39
Obligations assumed	5
Payments	(33)
Realized and unrealized losses (i)	1
Foreign exchange	2
Balance at December 31, 2025	$14

(i)
Realized and unrealized losses include accretion and adjustments to contingent consideration liabilities, which are included within Interest expense and Other operating expenses, respectively, on the consolidated statements of comprehensive income.

There were no significant transfers to or from Level 3 during the years ended December 31, 2025 and 2024.

Held-to-Maturity Securities

During the year ended December 31, 2025, the Company invested $50 million in debt securities, which it intends to hold to maturity. The following table summarizes the types of holdings and related values:

Held-to-Maturity Securities	Corporate securities
Amortized cost basis	$51
Allowance for credit losses	—
Net carrying amount	51
Gross unrealized gains	—
Gross unrealized losses	—
Aggregate fair value	$51

Non-recurring Fair Value Measurement

The Company has assets that may be required to be recorded at fair value on a non-recurring basis. These assets are evaluated when certain triggering events occur (including the planned disposal of a business or a decrease in estimated future cash flows) that indicate their carrying amounts may not be recoverable. During the year ended December 31, 2024, the Company recorded goodwill impairment charges of $1.0 billion on its BDO reporting unit in connection with the sale of TRANZACT (see Note 3 — Acquisitions and Divestitures). The fair value of the reporting unit was determined in part using discounted future cash flows, which is a Level 3 valuation technique.

Fair Value Information about Financial Instruments Not Measured at Fair Value

The following tables present our assets and liabilities not measured at fair value on a recurring basis at December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Note receivable (i)	$—	$—	$74	$70
Held-to-maturity securities:
Due in one year or less	$8	$8	$—	$—
Due in one year through five years	$42	$42	$—	$—
Due in greater than five years	$1	$1	$—	$—
Liabilities:
Current debt	$550	$550	$—	$—
Long-term debt	$5,756	$5,618	$5,309	$5,052

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

Legacy broking business – This plan was frozen in 2009. Approximately 550 WTW employees in the United States have a frozen accrued benefit under this plan. On August 31, 2025, this plan, including all of its assets and participants, merged into the WTW Plan.

United Kingdom

Legacy broking business – This plan covers approximately 400 WTW employees in the U.K. that were historically part of the broking business. The plan is now closed to new entrants. New employees in the U.K. are offered the opportunity to join a defined contribution plan.

Legacy consulting business – There are two benefit formulas covering different legacy consulting populations. Benefit accruals earned under the first plan formula (predominantly pension benefits) ceased on February 28, 2015, although benefits earned prior to January 1, 2008 retain a link to salary until the employee leaves the Company. Benefit accruals earned under the second plan formula (predominantly lump sum benefits) were frozen on March 31, 2008. All participants now accrue defined contribution benefits.

Other

Canada – Participants accrue qualified benefits based on a career-average benefit formula. Benefits earned prior to January 1, 2012 retain a link to final average earnings until the participant leaves the Company. Additionally, participants can choose to make voluntary contributions to purchase enhancements to their pension. Non-qualified benefit accruals ceased on January 1, 2025.

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

Ireland (legacy broking business) – Benefit accruals ceased effective from December 31, 2019; however accrued benefits for active employees are indexed to salary increases (to a maximum annual salary of €150,000) until the member leaves the Company.

Ireland (legacy consulting business) – Benefit accruals ceased effective from May 1, 2015; however accrued benefits for active employees are indexed to salary increases (to a maximum annual salary of €160,000) until the member leaves the Company.

Switzerland – The defined benefit plans require all employees with local employment contracts to participate. The Company provides benefits in excess of the mandatory minimum required under Swiss occupational pension law. Participants continue to accrue benefits until retirement or upon leaving the Company.

Amounts Recognized in our Consolidated Financial Statements

The following schedules provide information concerning the defined benefit pension plans as of and for the years ended December 31, 2025 and 2024:

	2025			2024
	U.S.	U.K.	Other	U.S.	U.K.	Other
Change in Benefit Obligation
Benefit obligation, beginning of year	$3,812	$2,236	$712	$4,098	$2,558	$762
Service cost	40	5	13	42	6	16
Interest cost	173	121	26	196	115	27
Employee contributions	25	—	1	26	—	1
Actuarial losses/(gains)	152	(10)	(36)	(194)	(280)	(7)
Settlements	(459)	(13)	—	(118)	(11)	(1)
Benefits paid	(193)	(114)	(37)	(238)	(110)	(33)
Plan amendments	—	45	—	—	—	—
Other	—	—	4	—	—	2
Foreign currency changes	—	168	65	—	(42)	(55)
Benefit obligation, end of year	$3,550	$2,438	$748	$3,812	$2,236	$712
Change in Plan Assets
Fair value of plan assets, beginning of year	$3,441	$2,652	$679	$3,803	$3,069	$673
Actual return on plan assets	302	89	30	(48)	(250)	67
Employer contributions	27	2	19	16	3	22
Employee contributions	25	—	1	26	—	1
Settlements	(459)	(13)	—	(118)	(11)	(1)
Benefits paid	(193)	(114)	(37)	(238)	(110)	(33)
Other	—	—	4	—	—	2
Foreign currency changes	—	199	63	—	(49)	(52)
Fair value of plan assets, end of year	$3,143	$2,815	$759	$3,441	$2,652	$679
Funded status at end of year	$(407)	$377	$11	$(371)	$416	$(33)
Accumulated Benefit Obligation	$3,550	$2,438	$726	$3,812	$2,236	$688
Components on the Consolidated Balance Sheet
Pension benefits assets	$—	$381	$130	$—	$420	$91
Current liability for pension benefits	$(19)	$—	$(5)	$(22)	$—	$(5)
Non-current liability for pension benefits	$(388)	$(4)	$(114)	$(349)	$(4)	$(119)
	$(407)	$377	$11	$(371)	$416	$(33)

Regarding the drivers for the changes in actuarial losses for the U.S. plans for the year ended December 31, 2025, bond yields decreased which drove decreases in the discount rates, and mortality adjustments increased life expectancy. The U.K. and Other plans had actuarial gains resulting from unfavorable effects from foreign exchange.

Annuity Purchase – In February 2025, the U.S. qualified plan purchased a nonparticipating single premium group annuity contract from a third-party insurance company and irrevocably transferred to that insurance company approximately $423 million of the plan’s defined benefit pension obligations and related plan assets, thereby reducing the pension obligations and assets of the plan by this same amount. The group annuity contract was purchased using assets of the plan and no additional funding contribution was required by the Company. As a result of this transaction, the Company recognized a one-time, non-cash pre-tax pension settlement charge of $82 million in the first quarter of 2025, attributable to the accelerated recognition of accumulated actuarial losses of the plan. An additional true-up to the settlement charge of $5 million was recorded in the fourth quarter of 2025.

For the year ended December 31, 2024, bond yields increased, driving increases in the discount rates and decreasing the benefit obligation for all plans. The U.K. and Other plans also had favorable effects from foreign exchange.

Amounts recognized in accumulated other comprehensive loss as of December 31, 2025 and 2024 consist of:

	2025			2024
	U.S.	U.K.	Other	U.S.	U.K.	Other
Net actuarial loss	$982	$1,850	$29	$1,013	$1,715	$45
Net prior service loss	—	84	7	—	31	7
Accumulated other comprehensive loss	$982	$1,934	$36	$1,013	$1,746	$52

The following table presents the projected benefit obligation and fair value of plan assets for our plans that have a projected benefit obligation in excess of plan assets as of December 31, 2025 and 2024:

	2025			2024
	U.S.	U.K.	Other	U.S.	U.K.	Other
Projected benefit obligation at end of year	$3,550	$4	$331	$3,812	$4	$303
Fair value of plan assets at end of year	$3,143	$—	$212	$3,441	$—	$179

The following table presents the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for our plans that have an accumulated benefit obligation in excess of plan assets as of December 31, 2025 and 2024.

	2025			2024
	U.S.	U.K.	Other	U.S.	U.K.	Other
Projected benefit obligation at end of year	$3,550	$4	$331	$3,812	$4	$303
Accumulated benefit obligation at end of year	$3,550	$4	$319	$3,812	$4	$289
Fair value of plan assets at end of year	$3,143	$—	$212	$3,441	$—	$179

The components of the net periodic benefit income and other amounts recognized in other comprehensive (income)/loss for the years ended December 31, 2025, 2024 and 2023 for the defined benefit pension plans are as follows:

	2025			2024			2023
	U.S.	U.K.	Other	U.S.	U.K.	Other	U.S.	U.K.	Other
Components of net periodic benefit cost/(credit):
Service cost	$40	$5	$13	$42	$6	$16	$56	$6	$14
Interest cost	173	121	26	196	115	27	195	120	28
Expected return on plan assets	(254)	(175)	(46)	(302)	(159)	(42)	(304)	(162)	(38)
Amortization of unrecognized prior service (credit)/cost	—	(5)	1	—	(13)	1	—	(12)	1
Amortization of unrecognized actuarial loss	46	62	1	36	55	1	13	48	—
Settlement	89	7	—	23	—	—	1	—	(1)
Net periodic benefit cost/(credit)	$94	$15	$(5)	$(5)	$4	$3	$(39)	$—	$4
Other changes in plan assets and benefit obligations recognized in other comprehensive (income)/loss:
Net actuarial loss/(gain)	$104	$76	$(20)	$156	$129	$(32)	$332	$133	$43
Amortization of unrecognized actuarial loss	(46)	(62)	(1)	(36)	(55)	(1)	(13)	(48)	—
Prior service cost	—	45	—	—	—	—	—	—	—
Amortization of unrecognized prior service credit/(cost)	—	5	(1)	—	13	(1)	—	12	(1)
Settlement	(89)	(7)	—	(23)	—	—	(1)	—	1
Total recognized in other comprehensive loss/(income)	(31)	57	(22)	97	87	(34)	318	97	43
Total recognized in net periodic benefit cost/(credit) and other comprehensive loss/(income)	$63	$72	$(27)	$92	$91	$(31)	$279	$97	$47

Assumptions Used in the Valuations of the Defined Benefit Pension Plans

The determination of the Company’s obligations and annual expense under the plans is based on a number of assumptions that, given the longevity of the plans, are long-term in focus. A change in one or a combination of these assumptions could have a material impact on our projected benefit obligation. However, certain of these changes, such as changes in the discount rate and actuarial assumptions, are not recognized immediately in net income, but are instead recorded in other comprehensive income. The accumulated gains and losses not yet recognized in net income are amortized into net income as a component of the net periodic benefit cost/(credit) generally based on the average working life expectancy or remaining life expectancy, where appropriate, of each of the plan’s active participants to the extent that the net gains or losses as of the beginning of the year exceed 10% of the greater of the market-related value of plan assets or the projected benefit obligation.

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

The following assumptions were used in the valuations of WTW’s defined benefit pension plans. The assumptions presented in each column represent the weighted-average of rates for all plans included in the U.S., U.K., and Other groups. The assumptions used to determine net periodic benefit cost for the fiscal years ended December 31, 2025, 2024 and 2023 were as follows:

	Years ended December 31,
	2025			2024			2023
	U.S.	U.K.	Other	U.S.	U.K.	Other	U.S.	U.K.	Other
Discount rate - PBO	5.6%	5.6%	3.8%	5.1%	4.7%	3.8%	5.4%	5.0%	4.3%
Discount rate - service cost	5.8%	5.7%	3.6%	5.2%	4.8%	3.7%	5.5%	5.0%	4.3%
Discount rate - interest cost on PBO	5.3%	5.3%	3.6%	5.0%	4.6%	3.8%	5.2%	4.9%	4.3%
Expected long-term rate of return on assets	8.2%	6.4%	6.4%	8.2%	5.3%	6.5%	8.2%	5.3%	6.5%
Rate of increase in compensation levels	4.0%	3.4%	2.3%	4.3%	3.3%	2.4%	4.3%	3.4%	2.4%

The following tables present the assumptions used in the valuation to determine the projected benefit obligation for the fiscal years ended December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
	U.S.	U.K.	Other	U.S.	U.K.	Other
Discount rate	5.4%	5.6%	4.3%	5.6%	5.6%	3.8%
Rate of increase in compensation levels	4.0%	2.7%	2.3%	4.0%	3.4%	2.3%

The expected return on plan assets was determined on the basis of the weighted-average of the expected future returns of the various asset classes, using the target allocations shown below. The Company’s pension plan asset target allocations as of December 31, 2025 were as follows (note the French plan is unfunded):

		U.K.					Ireland
Asset Category	U.S.	Broking	Consulting	Switzerland	Canada	Germany	Broking	Consulting
Equity securities	28%	—%	1%	49%	33%	35%	30%	40%
Debt securities	25%	90%	18%	15%	40%	63%	28%	30%
Real estate	20%	7%	1%	23%	10%	—%	3%	—%
Other (i)	27%	3%	80%	13%	17%	2%	39%	30%
Total	100%	100%	100%	100%	100%	100%	100%	100%

(i)
The Other asset category includes investments in private markets/equities, reinsurance, liability-driven investments, secure income and insurance contracts.

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
•
Level 2: refers to fair values estimated using observable market-based inputs or unobservable inputs that are corroborated by market data; and
•
Level 3: includes fair values estimated using unobservable inputs that are not corroborated by market data.

The fair values of our U.S. plan assets by asset category at December 31, 2025 and 2024 are as follows:

	December 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset category:
Cash	$3	$—	$—	$3	$18	$—	$—	$18
Short-term securities	—	59	—	59	—	215	—	215
Pooled/commingled funds	—	—	—	2,114	—	—	—	2,215
Private equity	—	—	—	694	—	—	—	676
Hedge funds	—	—	—	158	—	—	—	316
Total assets	$3	$59	$—	$3,028	$18	$215	$—	$3,440

The fair values of our U.K. plan assets by asset category at December 31, 2025 and 2024 are as follows:

	December 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset category:
Cash	$112	$—	$—	$112	$156	$—	$—	$156
Government bonds	1,688	—	—	1,688	1,145	—	—	1,145
Corporate bonds	—	429	—	429	—	263	—	263
Other fixed income	—	—	—	—	—	311	—	311
Pooled/commingled funds	—	—	—	1,052	—	—	—	968
Private equity	—	—	—	20	—	—	—	18
Derivatives	—	285	—	285	—	161	—	161
Real estate	—	—	—	22	—	—	—	50
Insurance contracts	—	—	35	35	—	—	34	34
Total assets	$1,800	$714	$35	$3,643	$1,301	$735	$34	$3,106

Liability category:
Repurchase agreements	—	660	—	660	—	398	—	398
Derivatives	—	168	—	168	—	56	—	56
Net assets/(liabilities)	$1,800	$(114)	$35	$2,815	$1,301	$281	$34	$2,652

The fair values of our Other plan assets by asset category at December 31, 2025 and 2024 are as follows:

	December 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset category:
Cash	$4	$—	$—	$4	$1	$—	$—	$1
Pooled/commingled funds	—	—	—	624	—	—	—	569
Private equity	—	—	—	19	—	—	—	18
Hedge funds	—	—	—	27	—	—	—	25
Real estate	—	—	—	19	—	—	—	11
Insurance contracts	—	—	5	5	—	—	5	5
Investment in multiple- employer pension plan	—	—	61	61	—	—	50	50
Total assets	$4	$—	$66	$759	$1	$—	$55	$679

We evaluate the need to transfer between levels based upon the nature of the financial instrument and size of the transfer relative to the total net assets of the plans. There were no significant transfers between Levels 1, 2 or 3 in the fiscal years ended December 31, 2025 and 2024.

In accordance with ASC Subtopic 820-10, Fair Value Measurement and Disclosures, certain investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in these tables are intended to permit reconciliation of the fair value hierarchy to the total fair value of plan assets.

The following is a description of the valuation methodologies used for investments at fair value:

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

Pooled / commingled funds: Valued at the net value of shares held by the Company at year end as reported by the manager of the funds. These funds are not exchange-traded and have not been classified in the fair value hierarchy in the tables above.

Derivative investments: Over-the-counter (‘OTC’) derivatives are stated at fair value using pricing models and relevant market data at the year-end date.

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

The following table reconciles the net plan investments to the total fair value of the plan assets:

	December 31,
	2025	2024
Net assets held in investments	$6,602	$6,771
Receivable for interest income and other	115	1
Fair value of plan assets	$6,717	$6,772

Level 3 investments

As a result of the inherent limitations related to the valuations of the Level 3 investments, due to the unobservable inputs of the underlying funds, the estimated fair values may differ significantly from the values that would have been used had a market for those investments existed.

The following table sets forth a summary of changes in the fair value of the plans’ Level 3 assets for the fiscal year ended December 31, 2025:

Level 3 Roll Forward
Beginning balance at December 31, 2024	$89
Purchases	2
Unrealized loss	(1)
Foreign exchange	11
Ending balance at December 31, 2025	$101

Contributions and Benefit Payments

Funding is based on actuarially-determined contributions and is limited to amounts that are currently deductible for tax purposes. Since funding calculations are based on different measurements than those used for accounting purposes, pension contributions are not equal to net periodic pension costs.

The following table sets forth our projected pension contributions to our qualified plans for fiscal year 2025, as well as the pension contributions to our qualified plans in fiscal years 2025 and 2024:

	2026 (Projected)	2025 (Actual)	2024 (Actual)
U.S.	$—	$—	$—
U.K.	$2	$2	$2
Other	$1	$9	$13

Expected benefit payments from our defined benefit pension plans to current plan participants, including the effects of their expected future service, as appropriate, are as follows:

	Benefit Payments
Fiscal Year	U.S.	U.K.	Other	Total
2026	$241	$132	$49	$422
2027	247	138	34	419
2028	255	139	36	430
2029	261	145	38	444
2030	266	149	38	453
Years 2031 – 2035	1,356	792	228	2,376
	$2,626	$1,495	$423	$4,544

Defined Contribution Plans

We have defined contribution plans covering eligible employees in many countries. The most significant plans are in the U.S. and U.K. and are described here.

We have a U.S. defined contribution plan covering all eligible employees of WTW. The plan allowed participants to make pre-tax and Roth after-tax contributions, and the Company provided a 100% match on the first 1% of employee contributions and a 50% match on the next 5% of employee contributions. Effective January 2024, the Company provides to non-BDO participants a non-elective company contribution of 3.5% of eligible earnings, regardless of the contributions they make to the plan. Participants employed in BDO business entities will continue under the prior formula. Employees vest in the Company match upon two years of service. All investment assets of the plan are held in a trust account administered by independent trustees.

Our U.K. pension plans provide for a defined contribution component as part of a master trust. We make contributions to the plan, a portion of which represents matching contributions made by the participants up to a maximum rate.

We had defined contribution plan expense for the years ended December 31, 2025, 2024 and 2023 amounting to $170 million, $169 million and $158 million, respectively.

Note 14 — Leases

The following tables present amounts recorded on our consolidated balance sheets at December 31, 2025 and 2024, classified as either operating or finance leases. Operating leases are presented separately on our consolidated balance sheets. For the finance leases, the ROU assets are included in fixed assets, net, and the liabilities are classified within Other current liabilities and Other non-current liabilities.

	December 31, 2025			December 31, 2024
	Operating Leases	Finance Leases	Total Leases	Operating Leases	Finance Leases	Total Leases
Right-of-use assets	$487	$—	$487	$485	$1	$486
Current lease liabilities	125	2	127	118	5	123
Long-term lease liabilities	472	—	472	502	2	504

The following tables present amounts recorded on our consolidated statements of comprehensive income for the years ended December 31, 2025, 2024 and 2023:

	Years ended December 31,
	2025	2024	2023
Finance lease cost:
Amortization of right-of-use assets	$1	$2	$1
Interest on lease liabilities	—	1	2
Operating lease cost	122	144	146
Short-term lease cost	1	—	1
Variable lease cost	33	56	64
Sublease income	(33)	(21)	(13)
Total lease cost, net	$124	$182	$201

The total lease cost is recognized in different locations in our consolidated statements of comprehensive income. Amortization of the finance lease ROU assets is included in depreciation, while the interest cost component of these finance leases is included in interest expense. All other costs are included in other operating expenses, with the exception of $41 million and $38 million incurred during the years ended December 31, 2024 and 2023, respectively, that were included in restructuring costs (see Note 6 — Restructuring Costs) that primarily related to the acceleration of amortization of certain abandoned ROU assets and the payment of early termination fees.

Cash paid for amounts included in the measurement of lease liabilities for the years ended December 31, 2025, 2024 and 2023, as well as its location in the consolidated statements of cash flows, is as follows:

	Years ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Operating leases	$151	$152	$155
Finance leases	1	1	2
Cash flows used in financing activities:
Finance leases	5	5	4
Total lease payments	$157	$158	$161

Non-cash additions to our operating lease ROU assets, net of modifications, were $66 million, $66 million and $85 million during the years ended December 31, 2025, 2024 and 2023, respectively.

Our operating and finance leases have the following weighted-average terms and discount rates as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average term (in years)	5.6	0.3	6.1	1.3
Weighted-average discount rate	4.0%	13.4%	3.9%	12.9%

The maturity of our lease liabilities on an undiscounted basis, including a reconciliation to the total lease liabilities reported on the consolidated balance sheet as of December 31, 2025, is as follows:

	Operating Leases	Finance Leases	Total Leases
2026	$140	$2	$142
2027	121	—	121
2028	112	—	112
2029	101	—	101
2030	85	—	85
Thereafter	109	—	109
Total future lease payments	668	2	670
Interest	(71)	—	(71)
Total lease liabilities	$597	$2	$599

Note 15 — Commitments and Contingencies

Guarantees

Guarantees issued by certain of WTW’s subsidiaries with respect to the senior notes and credit facilities are discussed in Note 11 — Debt.

Certain of WTW’s subsidiaries in the U.S. and the U.K. have given the landlords of some leased properties occupied by the Company guarantees with respect to the repayment of the lease obligations. The operating lease obligations subject to such guarantees amounted to $273 million and $301 million at December 31, 2025 and 2024, respectively. There were no finance lease obligations subject to such guarantees at December 31, 2025 and 2024.

Acquisition Liabilities

In addition to the contingent consideration that may be payable related to our acquisitions (see Note 12 — Fair Value Measurements and Investments), we have deferred consideration of $2 million at December 31, 2025, which is payable until 2027. The Company had deferred consideration of $2 million at December 31, 2024.

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

Additionally, the Company has capital commitments with Trident V Parallel Fund, LP, an investment fund managed by Stone Point Capital, Dowling Capital Partners I, LP., and PruVen Capital Partners Fund II, LP. At December 31, 2025, the Company is obligated to make capital contributions of $22 million, collectively, to these funds.

Indemnification Agreements

WTW has various agreements with third parties pursuant to which it may be obligated to indemnify the other party to the agreement with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business and in connection with the purchase and sale of certain businesses. It is not possible to predict the maximum potential amount of future payments that may become due under these indemnification agreements because of the conditional nature of the Company’s obligations, the limited history of prior indemnification claims, and the unique facts of each particular agreement and each indemnification provision therein (even where such indemnification provisions are subject to a maximum liability limit). As of December 31, 2025, we have not incurred a material loss with respect to the indemnification of such third parties. In addition, as of December 31, 2025, we do not believe that any potential liability that may arise from such indemnity obligations is probable or will be material.

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

Errors and omissions claims, lawsuits, and other proceedings arising in the ordinary course of business are covered in part by professional indemnity or other appropriate insurance. The terms of this insurance vary by policy year. Regarding self-insured risks, the Company has established provisions which are believed to be adequate in light of current information and legal advice, or, in certain cases, where a range of loss exists, the Company accrues the minimum amount in the range if no amount within the range is a better estimate than any other amount. The Company adjusts such provisions from time to time according to developments. See Note 16 — Supplementary Information for Certain Balance Sheet Accounts for the amounts accrued at December 31, 2025 and 2024 in the consolidated balance sheets.

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

Note 16 — Supplementary Information for Certain Balance Sheet Accounts

Additional details of specific balance sheet accounts are detailed below.

Prepaid and other current assets consist of the following:

	December 31, 2025	December 31, 2024
Prepayments and accrued income	$128	$123
Deferred contract costs	88	85
Derivatives and investments	28	1
Deferred compensation plan assets	21	18
Corporate income and other taxes	241	106
Earnout receivable (i)	—	750
Short-term note receivable	—	74
Held-to-maturity securities	8	—
Available-for-sale securities	25	—
Other current assets	56	60
Total prepaid and other current assets	$595	$1,217

(i)
See Note 3 — Acquisitions and Divestitures for more information.

Other non-current assets consist of the following:

	December 31, 2025	December 31, 2024
Prepayments and accrued income	$20	$17
Deferred contract costs	179	155
Deferred compensation plan assets	119	111
Deferred tax assets	167	238
Accounts receivable, net	42	18
Investment in associates	100	84
Other investments	78	73
Held-to-maturity securities	43	—
Insurance recovery receivables	59	76
Other non-current assets	59	34
Total other non-current assets	$866	$806

Deferred revenue and accrued expenses consist of the following:

	December 31, 2025	December 31, 2024
Accounts payable, accrued liabilities and deferred revenue	$986	$1,053
Accrued discretionary and incentive compensation	821	835
Accrued vacation	157	154
Accrued 401(k) contributions	61	63
Other employee-related liabilities	62	106
Total deferred revenue and accrued expenses	$2,087	$2,211

Other current liabilities consist of the following:

	December 31, 2025	December 31, 2024
Dividends payable	$109	$107
Income taxes payable	104	105
Interest payable	62	61
Deferred compensation plan liabilities	20	17
Contingent and deferred consideration on acquisitions	4	33
Accrued retirement benefits	25	28
Payroll and other benefits-related liabilities	201	166
Other taxes payable	111	98
Derivatives	1	5
Third-party commissions	108	97
Other current liabilities	52	48
Total other current liabilities	$797	$765

Provision for liabilities consists of the following:

	December 31, 2025	December 31, 2024
Claims, lawsuits and other proceedings	$281	$284
Other provisions	59	57
Total provision for liabilities	$340	$341

Other non-current liabilities consist of the following:

	December 31, 2025	December 31, 2024
Deferred and long-term compensation plan liabilities	$100	$98
Contingent and deferred consideration on acquisitions	12	8
Liabilities for uncertain tax positions	31	75
Deferred tax liabilities	41	45
Finance leases	—	2
Other non-current liabilities	62	71
Total other non-current liabilities	$246	$299

Note 17 — Other (Loss)/Income, Net

Other (loss)/income, net consists of the following:

	Years ended December 31,
	2025	2024	2023
Gain/(loss) on disposal of operations	$40	$(337)	$43
Net periodic pension and postretirement benefit (cost)/credit	(46)	64	109
Foreign exchange (loss)/gain (i)	(17)	9	(11)
Other	2	2	5
Other (loss)/income, net	$(21)	$(262)	$146

(i)
Includes the offsetting effects of the Company's foreign currency hedging program. See Note 10 — Derivative Financial Instruments.

Note 18 — Accumulated Other Comprehensive Loss

The components of other comprehensive (loss)/income are as follows:

	December 31, 2025			December 31, 2024			December 31, 2023
	Before tax amount	Tax	Net of tax amount	Before tax amount	Tax	Net of tax amount	Before tax amount	Tax	Net of tax amount
Other comprehensive income/(loss):
Foreign currency translation	$412	$—	$412	$(204)	$—	$(204)	$173	$—	$173
Defined pension and post-retirement benefits	(122)	31	(91)	(128)	34	(94)	(546)	138	(408)
Derivative instruments	4	(1)	3	(4)	—	(4)	3	(1)	2
Other comprehensive income/(loss)	294	30	324	(336)	34	(302)	(370)	137	(233)
Less: Other comprehensive income attributable to non-controlling interests	—	—	—	—	—	—	(2)	—	(2)
Other comprehensive income/(loss) attributable to WTW	$294	$30	$324	$(336)	$34	$(302)	$(372)	$137	$(235)

Changes in accumulated other comprehensive loss, net of non-controlling interests and net of tax are provided in the following table. This table excludes amounts attributable to non-controlling interests, which are not material for further disclosure.

	Foreign currency translation	Derivative instruments (i)	Defined pension and post- retirement benefit costs (ii)	Total
Balance, January 1, 2023	$(987)	$9	$(1,643)	$(2,621)
Other comprehensive income/(loss) before reclassifications	171	2	(444)	(271)
Loss reclassified from accumulated other comprehensive loss (net of income tax benefit of $11)	—	—	36	36
Net other comprehensive income/(loss)	171	2	(408)	(235)
Balance, December 31, 2023	$(816)	$11	$(2,051)	$(2,856)
Other comprehensive loss before reclassifications	(204)	(2)	(150)	(356)
(Gain)/loss reclassified from accumulated other comprehensive loss (net of income tax benefit of $18)	—	(2)	56	54
Net other comprehensive loss	(204)	(4)	(94)	(302)
Balance, December 31, 2024	$(1,020)	$7	$(2,145)	$(3,158)
Other comprehensive income/(loss) before reclassifications	412	6	(166)	252
(Gain)/loss reclassified from accumulated other comprehensive loss (net of income tax benefit of $25)	—	(3)	75	72
Net other comprehensive income/(loss)	412	3	(91)	324
Balance, December 31, 2025	$(608)	$10	$(2,236)	$(2,834)

(i)
Reclassification adjustments from accumulated other comprehensive loss related to derivative instruments are included in Revenue and Salaries and benefits in the accompanying consolidated statements of comprehensive income. See Note 10 — Derivative Financial Instruments for additional details regarding the reclassification adjustments for the derivative settlements.
(ii)
Reclassification adjustments from accumulated other comprehensive loss are included in the computation of net periodic pension cost (see Note 13 — Retirement Benefits). These components are included in Other income/(loss), net in the accompanying consolidated statements of comprehensive income.

Note 19 — Share-based Compensation

Plan Summaries

On December 31, 2025, the Company had a number of open share-based compensation plans, which provide for the granting of time-based and performance-based options, time-based and performance-based restricted stock units, and various other share-based grants to employees. All of the Company’s share-based compensation plans under which any options, restricted stock units (‘RSUs’) or other share-based grants are outstanding as of December 31, 2025 are described below.

Approximately 370,000 RSUs vested during 2025. Of these, 229,000 were not issued due to net settlements, cash settlements, and retirement eligibility provisions associated with future issuances. In addition, 72,000 RSUs were issued in 2025 that vested in prior years, and 200,000 shares were issued related to non-qualified retirement plans or the ESPP. In total, approximately 413,000 shares were issued under employee stock compensation plans and non-qualified retirement plans during the year ended December 31, 2025. See below for further detail on the RSUs vested in 2025.

The compensation cost recognized for these plans for the years ended December 31, 2025, 2024 and 2023 was $153 million, $121 million and $125 million, respectively. Of these amounts, the portion recognized within transaction and transformation on the consolidated statements of comprehensive income was not material for the year ended December 31, 2025 and was $13 million and $31 million for the years ended December 31, 2024 and 2023, respectively. The total income tax benefits recognized in the consolidated statements of comprehensive income for share-based compensation arrangements for the years ended December 31, 2025, 2024 and 2023 were $23 million, $20 million and $21 million, respectively.

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

There were 3,584,223 shares remaining available for grant under this plan as of December 31, 2025. The 2012 Plan shall continue in effect until terminated by the board of directors, except that no incentive stock option may be granted under the 2012 Plan after April 21, 2026 or after its expiration. That termination will not affect the validity of any grants outstanding at that date.

Options

There were no options granted during the years ended December 31, 2025, 2024 and 2023.

Award Activity

Classification of options as time-based or performance-based is dependent on the original terms of the award.

During the year ended December 31, 2023, the remaining 15,000 time-based stock options were exercised with a weighted-average exercise price of $117.36, and had no material intrinsic value, leaving no options outstanding at December 31, 2023. Cash received from option exercises under all share-based payment arrangements for the year ended December 31, 2023 was not material. The actual tax benefit recognized for the tax deductions from option exercises of the share-based payment arrangements totaled $6 million for the year ended December 31, 2023.

Equity-settled RSUs

Valuation Assumptions

The grant date fair value of each time-based RSU is equal to the grant date stock price. Performance-based RSUs granted during the year ended December 31, 2023 contain only non-market-based performance targets, and the grant date fair value of these awards are equal to the grant date stock prices. Because performance-based RSUs granted during the years ended December 31, 2025 and December 31, 2024 contain market-based performance targets, the fair value is estimated on the grant date using a Monte-Carlo simulation that uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company's shares. A historical correlation coefficient was calculated based on daily share price changes between WTW and the constituents in the peer group. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. Since the award payout includes dividend equivalents and total shareholder return includes the value of reinvested dividends, no dividend assumption is required for the valuation.

	Year ended December 31,
	2025	2024
Expected volatility	21.5%	24.0%
Average expected volatility of peer companies	30.5%	30.8%
Average correlation coefficient of peer companies	30.2%	33.1%
Expected life (years)	2.7	2.8
Risk-free interest rate	3.8%	4.6%

During the year ended December 31, 2023, certain performance-based RSU awards were modified to either better align the payout percentages for the broad-based population with the awards granted to the executive officers, or to reflect the impact of the divestment of our Russian business in 2022. In total, 464 grantees benefited from the modifications. Incremental compensation cost of $14 million has been recognized over the remaining service periods, $6 million of which was included within transaction and transformation on the consolidated statement of comprehensive income during the year ended December 31, 2023.

Award Activity

A summary of time-based and performance-based RSU activity under the plans at December 31, 2025, and changes during the year then ended, is presented below:

	Shares (thousands)	Weighted- Average Grant Date Fair Value
Time-based RSUs
Balance as of December 31, 2024	242	$256.97
Granted	152	$317.79
Vested	(114)	$260.83
Forfeited	(22)	$252.60
Balance as of December 31, 2025	258	$291.62
Performance-based RSUs
Balance as of December 31, 2024	578	$257.22
Granted	305	$321.97
Vested	(256)	$236.49
Forfeited	(32)	$282.22
Balance as of December 31, 2025	595	$297.98

Time-based RSUs

The weighted-average grant date fair values of time-based RSUs granted during the years ended December 31, 2025, 2024 and 2023 were $317.79, $272.19 and $231.33, respectively.

Time-based RSUs approximating 114,000, 328,000 and 122,000 vested during the years ended December 31, 2025, 2024 and 2023, respectively, with average share prices at the time of vesting of $333.33, $289.52 and $221.26, respectively.

Time-based RSUs generally vest over three years but may be subject to other vesting schedules. The total fair values of time-based RSUs issued during the years ended December 31, 2025, 2024 and 2023 were $35 million, $92 million and $21 million, respectively. At December 31, 2025, there was $44 million of total unrecognized compensation cost related to the time-based RSU plan; that cost is expected to be recognized over a weighted-average period of 1.9 years.

Performance-based RSUs

The weighted-average grant date fair values of performance-based RSUs granted during the years ended December 31, 2025, 2024 and 2023 were $321.97, $292.13 and $232.98, respectively.

Performance-based RSUs approximating 256,000, 165,000 and 273,000 vested during the years ended December 31, 2025, 2024 and 2023, respectively, with average share prices at time of vesting of $335.93, $264.27 and $234.44, respectively.

Performance-based RSUs generally vest over three years. The total fair values of performance-based RSUs issued during the years ended December 31, 2025, 2024 and 2023 were $83 million, $51 million and $47 million, respectively. At December 31, 2025, there was $88 million of total unrecognized compensation cost related to the performance-based RSU plan; that cost is expected to be recognized over a weighted-average period of 1.8 years.

The actual tax benefits recognized for the tax deductions from RSUs that vested totaled $17 million, $24 million and $9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The amounts reflected above include awards which will be cash-settled due to local requirements. These awards are classified as liabilities in our consolidated balance sheets and are not material.

Employee Share Purchase Plan

The ESPP operates under the WTW Amended and Restated 2010 Employee Share Purchase Plan, as amended and restated on February 28, 2024. During the years ended December 31, 2025 and December 31, 2024, employee contributions to the ESPP totaled $40 million and $16 million, respectively. The total fair value of shares purchased during the years ended December 31, 2025 and December 31, 2024 was $45 million and $16 million, respectively. The ESPP initially had 1,377,500 shares available for purchase, and at December 31, 2025, 868,264 shares remain available. For more information on this plan, refer to Note 2 — Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements.

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

Basic and diluted earnings/(loss) per share are as follows:

	Years ended December 31,
	2025	2024	2023
Net income/(loss) attributable to WTW	$1,605	$(98)	$1,055

Basic weighted-average number of shares outstanding	98	102	105
Dilutive effect of potentially issuable shares	1	—	1
Diluted weighted-average number of shares outstanding	99	102	106

Basic earnings/(loss) per share	$16.34	$(0.96)	$10.01
Dilutive effect of potentially issuable shares	(0.08)	—	(0.06)
Diluted earnings/(loss) per share	$16.26	$(0.96)	$9.95

For the year ended December 31, 2025, 0.1 million RSUs were not included in the computation of the dilutive effect of potentially issuable shares because their effect was anti-dilutive; for the year ended December 31, 2023, anti-dilutive RSUs were not material. The dilutive effect of potentially issuable shares was not computed for the year ended December 31, 2024 as the Company reported a net loss within its consolidated statement of comprehensive income.

Note 21 — Supplemental Disclosures of Cash Flow Information

Supplemental disclosures regarding cash flow information and non-cash investing and financing activities are as follows:

	As of and for the years ended December 31,
	2025	2024	2023
Supplemental disclosures of cash flow information:
Cash and cash equivalents	$3,132	$1,890	$1,424
Fiduciary funds (included in fiduciary assets)	3,355	3,108	2,368
Total cash, cash equivalents and restricted cash	$6,487	$4,998	$3,792

Increase in cash, cash equivalents and other restricted cash	$1,168	$510	$163
Increase/(decrease) in fiduciary funds	118	793	(1,103)
Total	$1,286	$1,303	$(940)

Cash payments for interest	$252	$242	$223
Cash acquired	$—	$8	$—
Supplemental disclosures of non-cash investing and financing activities:

Fair value of deferred and contingent consideration related to acquisitions	$6	$3	$3

Note 22 — Subsequent Events

Delayed Draw Term Loan — On January 7, 2026, the Company, together with Trinity Acquisition plc and Willis North America Inc. as borrowers (the ‘Borrowers’), entered into a $775 million delayed draw term loan facility (the ‘DDTL’). Drawings against the DDTL may be used (i) to finance a portion of the Newfront acquisition (see Note 3 — Acquisitions and Divestitures); (ii) to refinance certain outstanding indebtedness of the Company and its subsidiaries, and (iii) for working capital, capital expenditures, permitted acquisitions and general corporate purposes.

Amounts outstanding under the DDTL shall bear interest, at the Borrowers’ option, at a rate equal to (i) the Term SOFR rate plus an applicable margin of 0.625% to 1.250% (based upon the Company’s guaranteed senior-unsecured long-term debt rating) or (ii) the base rate plus an applicable margin of 0.00% to 0.250% (based upon the Company’s guaranteed senior-unsecured long-term debt rating). In addition, the Borrowers will pay a commitment fee in an amount equal to 0.055% to 0.140% (based upon the Company’s guaranteed senior-unsecured long-term debt rating) on the unused amount of commitments under the DDTL.

The DDTL may be drawn on up to four borrowings, each of which is subject to customary conditions, including, solely in the case of drawings that are not used to fund the Newfront acquisition, the accuracy and completeness in all material respects of all representations and warranties in the loan documentation and that no default under the DDTL shall exist, or would result from such borrowing or the application of the drawings thereof.

Acquisition of Newfront — On January 27, 2026, the Company completed the acquisition of Newfront. There were no drawings made under the DDTL as part of the funding of the purchase price.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our chief executive officer (‘CEO’) and chief financial officer (‘CFO’), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘Exchange Act’), as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2025 in providing reasonable assurance that the information required to be disclosed in the periodic reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including the CEO and the CFO, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act in the quarter and year ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management is responsible for establishing and maintaining the adequacy and effectiveness of our internal control over financial reporting. Under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the report entitled Internal Control — Integrated Framework (2013). Based on this evaluation, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2025.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Willis Towers Watson Public Limited Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Willis Towers Watson Public Limited Company and subsidiaries (the ‘Company’) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘COSO’). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (‘PCAOB’), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 25, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Philadelphia, PA

February 25, 2026

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

For the quarter ended December 31, 2025, none of the Company’s directors and officers adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any ‘non-Rule 10b5-1 trading arrangement’ as defined under Item 408(c) of Regulation S-K.

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

a)
The following documents have been included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements of Willis Towers Watson Public Limited Company

Financial Statements:

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2025

Consolidated Balance Sheets at December 31, 2025 and 2024

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2025

Consolidated Statements of Changes in Equity for each of the three years in the period ended December 31, 2025

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

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Schedule/ Form	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of June 29, 2015, by and among Willis Group Holdings plc, Citadel Merger Sub, Inc. and Towers Watson & Co	8-K	2.1	June 30, 2015
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated November 19, 2015, by and among Willis, Merger Sub and Towers Watson	8-K	2.1	November 20, 2015
3.1	Amended and Restated Memorandum and Articles of Association of Willis Towers Watson Public Limited Company	8-K	3.1	June 15, 2017
3.2	Certificate of Incorporation of Willis Group Holdings Public Limited Company	8-K	3.2	January 4, 2010

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Schedule/ Form	Exhibit	Filing Date	Filed Herewith
4.1	Description of Willis Towers Watson Public Limited Company’s ordinary shares	10-K	4.1	February 26, 2020
4.2	Indenture, dated as of August 15, 2013, by and among Trinity Acquisition Limited, as issuer, Willis Group Holdings Public Limited Company, Willis Netherlands Holdings B.V., Willis North America Inc., Willis Investment UK Holdings Limited, TA I Limited and Willis Group Limited, as guarantors, and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee	8-K	4.1	August 15, 2013
4.3	First Supplemental Indenture, dated as of August 15, 2013, supplemental to the Indenture dated as of August 15, 2013	8-K	4.2	August 15, 2013
4.4	Second Supplemental Indenture, dated as of March 9, 2016, supplemental to the Indenture, dated as of August 15, 2013	8-K	4.3	March 10, 2016
4.5	Third Supplemental Indenture, dated as of March 22, 2016, supplemental to the Indenture, dated as of August 15, 2013	8-K	4.1	March 22, 2016
4.6	Fourth Supplemental Indenture, dated as of May 16, 2016, supplemental to the Indenture dated as of August 15, 2013	8-K	4.1	May 26, 2016
4.7	Fifth Supplemental Indenture, dated as of August 11, 2017, supplemental to the Indenture dated as of August 15, 2013	8-K	4.3	August 16, 2017
4.8	Sixth Supplemental Indenture, dated as of December 16, 2024, supplemental to the Indenture dated as of August 15, 2013	10-K	4.8	February 25, 2025
4.9	Indenture, dated as of May 16, 2017, among Willis North America Inc., as issuer, Willis Towers Watson Public Limited Company, Willis Towers Watson Sub Holdings Unlimited Company, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, WTW Bermuda Holdings Ltd., Trinity Acquisition plc and Willis Group Limited, as guarantors, and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as Trustee	8-K	4.1	May 16, 2017
4.10	First Supplemental Indenture, dated as of May 16, 2017, supplemental to the Indenture dated as of May 16, 2017	8-K	4.2	May 16, 2017
4.11	Second Supplemental Indenture, dated as of August 11, 2017, supplemental to the Indenture dated as of May 16, 2017	8-K	4.4	August 16, 2017
4.12	Third Supplemental Indenture, dated as of September 10, 2018, supplemental to the Indenture dated as of May 16, 2017	8-K	4.1	September 10, 2018
4.13	Fourth Supplemental Indenture, dated as of September 10, 2019, supplemental to the Indenture dated as of May 16, 2017	8-K	4.1	September 10, 2019
4.14	Fifth Supplemental Indenture, dated as of May 19, 2022, supplemental to the Indenture dated as of May 16, 2017	8-K	4.1	May 19, 2022
4.15	Sixth Supplemental Indenture, dated as of May 17, 2023, supplemental to the Indenture dated as of May 16, 2017	8-K	4.1	May 17, 2023
4.16	Seventh Supplemental Indenture, dated as of March 5, 2024, supplemental to the Indenture dated as of May 16, 2017	8-K	4.1	March 5, 2024
4.17	Eighth Supplemental Indenture, dated as of December 16, 2024, supplemental to the Indenture dated as of May 16, 2017	10-K	4.17	February 25, 2025
4.18	Ninth Supplemental Indenture, dated as of December 22, 2025, supplemental to the Indenture dated as of May 16, 2017	8-K	4.1	December 22, 2025

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Schedule/ Form	Exhibit	Filing Date	Filed Herewith
4.19	Officers’ Certificate of the Issuer and the Guarantors (including Form of Willis North America Inc.'s 2.95% Senior Note due 2029 and 3.875% Senior Note due 2049), dated as of May 29, 2020	8-K	4.1	May 29, 2020
4.20	Form of Indenture among Willis Towers Watson Public Limited Company, as issuer, Willis Towers Watson Sub Holdings Unlimited Company, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Willis Towers Watson UK Holdings Limited, Trinity Acquisition plc, Willis Group Limited and Willis North America Inc., as guarantors, and Computershare Trust Company, N.A., as trustee	S-3	4.6	February 28, 2022
10.1^	Second Amended and Restated Credit Agreement, dated as of October 6, 2021, among Trinity Acquisition plc and its indirect subsidiaries, Willis North America Inc. and Willis Netherlands Holdings B.V., Willis Towers Watson Public Limited Company, the lenders party thereto and Barclays Bank PLC, as Administrative Agent	8-K	10.1	October 7, 2021
10.2	Second Amended and Restated Guaranty Agreement, dated as of October 6, 2021, among Trinity Acquisition plc, Willis Towers Watson Public Limited Company, the other guarantors party thereto and Barclays Bank PLC, as Administrative Agent	8-K	10.2	October 7, 2021
10.3^	First Amendment dated as of June 29, 2023 to the Second Amended and Restated Credit Agreement dated as of October 6, 2021 by and among, inter alia, Trinity Acquisition PLC, as the Company, Willis Towers Watson Public Limited Company, as the Parent, the Guarantors party thereto, the Lenders party thereto, and Barclays Bank PLC, party thereto as administrative agent	10-Q	10.1	July 27, 2023
10.4^	Third Amended and Restated Credit Agreement, dated as of October 17, 2025, among Trinity Acquisition plc and its indirect subsidiary, Willis North America Inc., Willis Towers Watson Public Limited Company, the lenders party thereto and Barclays Bank PLC, as administrative agent	8-K	10.1	October 17, 2025
10.5^	Third Amended and Restated Guaranty Agreement, dated as of October 17, 2025, among Trinity Acquisition plc, Willis Towers Watson Public Limited Company, the other guarantors party thereto and Barclays Bank PLC, as administrative agent	8-K	10.2	October 17, 2025
10.6^	Delayed Draw Term Loan Agreement dated as of January 7, 2026, by and among Trinity Acquisition plc, the designated borrower(s) from time to time party thereto, Willis Towers Watson Public Limited Company, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	10.1	January 9, 2026
10.7	Deed Poll of Assumption, dated as of December 31, 2009, by and between Willis Group Holdings Limited and Willis Group Holdings Public Limited Company	8-K	10.4	January 4, 2010
10.8	Security and Asset Purchase Agreement, dated as of August 12, 2021, by and between Willis Towers Watson plc and Arthur J. Gallagher & Co.	8-K	10.1	August 16, 2021
10.9	Letter Agreement, dated December 1, 2021, by and between Willis Towers Watson plc and Arthur J. Gallagher & Co.	8-K	10.1	December 6, 2021
10.10†	Willis Towers Watson Public Limited Company 2012 Equity Incentive Plan (as amended and restated February 25, 2025)	10-Q	10.1	April 24, 2025
10.11†	Form of Time-Based Share Option Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan	10-Q	10.1	August 9, 2012

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Schedule/ Form	Exhibit	Filing Date	Filed Herewith
10.12†	Form of 2012 Equity Incentive Plan (As Amended and Restated) Restricted Share Unit Award Agreement for Non-Employee Directors under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan	10-K	10.9	February 14, 2022
10.13†	Rules of the Willis Group Holdings Public Limited Company 2012 Sharesave Sub-Plan for the United Kingdom to the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan	10-K	10.32	February 28, 2013
10.14†	Amended and Restated Willis U.S. 2005 Deferred Compensation Plan	8-K	10.1	November 20, 2009
10.15†	First Amendment to the Amended and Restated Willis U.S. 2005 Deferred Compensation Plan, effective June 1, 2011	10-Q	10.1	August 9, 2011
10.16†	Second Amendment to the Amended and Restated Willis U.S. 2005 Deferred Compensation Plan	10-Q	10.6	November 5, 2013
10.17†	Amendment 2017-1 to the Amended and Restated Willis U.S. 2005 Deferred Compensation Plan	10-K	10.34	February 28, 2018
10.18†	Amendment 2019-1 to the Amended and Restated Willis U.S. 2005 Deferred Compensation Plan	10-Q	10.2	November 1, 2019
10.19†	Form of Deed of Indemnity of Willis Towers Watson Public Limited Company	8-K	10.1	January 5, 2016
10.20†	Form of Indemnification Agreement of Willis North America Inc.	8-K	10.2	January 5, 2016
10.21†	Offer Letter, dated as of August 26, 2021, by and between Willis Towers Watson US LLC and Andrew Krasner	10-Q	10.4	October 28, 2021
10.22†	Time-Based Restricted Share Unit Award Agreement, dated as of September 7, 2021, by and between Willis Towers Watson Public Limited Company and Andrew Krasner	10-Q	10.5	October 28, 2021
10.23†	Employment Agreement, dated as of February 25, 2015, by and between Willis Group Holdings Public Limited Company and Matthew Furman	10-K	10.45	February 24, 2022
10.24†	Employment Agreement, dated as of May 15, 2024, by and between Willis Group Services Limited Company and Lucy Clarke	10-K	10.21	February 25, 2025
10.25†	Time-Based Restricted Share Unit Award Agreement No. 1 (Sign On Award), dated as of October 14, 2024, by and between Willis Towers Watson Public Limited Company and Lucy Clarke	10-K	10.22	February 25, 2025
10.26†	Time-Based Restricted Share Unit Award Agreement No. 2, dated as of October 14, 2024, by and between Willis Towers Watson Public Limited Company and Lucy Clarke	10-K	10.23	February 25, 2025
10.27†	Fully Vested Restricted Share Unit Award Agreement, dated as of October 14, 2024, by and between Willis Towers Watson Public Limited Company and Lucy Clarke	10-K	10.24	February 25, 2025
10.28†	Form of Retention Agreement	8-K	10.1	February 5, 2021
10.29†	Towers Watson Amended and Restated 2009 Long Term Incentive Plan	S-8	99.1	January 5, 2016
10.30†	Trust Deed and Rules of the Towers Watson Limited Share Incentive Plan 2005 (U.K.)	10-K	10.21	September 1, 2006
10.31†	Towers Watson Limited Share Incentive Plan 2005 Deed of Amendment (U.K.)	10-K	10.22	September 1, 2006
10.32†	Towers Watson Limited Share Incentive Plan 2005 Deed to Change the Trust Deed and Rules (U.K.)	10-K	10.10	August 29, 2012
10.33†	Willis Towers Watson Non-Qualified Deferred Savings Plan for U.S. Employees (as amended and restated effective January 1, 2017)	10-Q	10.1	November 7, 2016
10.34†	Amendment 2018-1 to the Willis Towers Watson Non-Qualified Deferred Savings Plan for U.S. Employees (as amended and restated effective January 1, 2017)	8-K	99.3	July 18, 2018

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Schedule/ Form	Exhibit	Filing Date	Filed Herewith
10.35†	Amendment 2020-1 to the Willis Towers Watson Non-Qualified Deferred Savings Plan for U.S. Employees (as amended and restated effective January 1, 2017)	10-K	10.62	February 23, 2021
10.36†	Amendment 2024-3 to Willis Towers Watson Non-Qualified Deferred Savings Plan for U.S. Employees (as amended and restated effective January 1, 2017)	10-K	10.33	February 25, 2025
10.37†	Willis Towers Watson Non-Qualified Stable Value Excess Plan for U.S. Employees, (as amended and restated, effective January 1, 2024)	10-K	10.31	February 22, 2024
10.38†	Amendment 2024-1 to Willis Towers Watson Non-Qualified Stable Value Excess Plan for U.S. Employees (as amended and restated effective January 1, 2024)	10-K	10.35	February 25, 2025
10.39†	Form of 2022 Time-Based Restricted Share Unit Award Agreement for Executive Officers under the Willis Towers Watson Amended and Restated 2012 Equity Incentive Plan	8-K	10.1	February 28, 2022
10.40†	Form of 2022 Performance-Based Restricted Share Unit Award Agreement for Executive Officers under the Willis Towers Watson Amended and Restated 2012 Equity Incentive Plan	8-K	10.2	February 28, 2022
10.41†	Form of 2023 Time-Based Restricted Share Unit Award Agreement for Executive Officers under the Willis Towers Watson Amended and Restated 2012 Equity Incentive Plan	10-Q	10.1	April 27, 2023
10.42†	Form of 2023 Performance-Based Restricted Share Unit Award Agreement for Executive Officers under the Willis Towers Watson Amended and Restated 2012 Equity Incentive Plan	10-Q	10.2	April 27, 2023
10.43†	Form of 2024 Time-Based Restricted Share Unit Award Agreement for Executive Officers under the Willis Towers Watson Amended and Restated 2012 Equity Incentive Plan	10-Q	10.1	April 25, 2024
10.44†	Form of 2024 Performance-Based Restricted Share Unit Award Agreement for Executive Officers under the Willis Towers Watson Amended and Restated 2012 Equity Incentive Plan	10-Q	10.2	April 25, 2024
10.45†	Form of 2025 Time-Based Restricted Share Unit Award Agreement for Executive Officers under the Willis Towers Watson Amended and Restated 2012 Equity Incentive Plan, as Amended and Restated	10-Q	10.1	August 1, 2025
10.46†	Form of 2025 Performance-Based Restricted Share Unit Award Agreement for Executive Officers under the Willis Towers Watson Amended and Restated 2012 Equity Incentive Plan, as Amended and Restated	10-Q	10.2	August 1, 2025
10.47†	Willis Towers Watson Public Limited Company Severance and Change in Control Pay Plan for US Executives, adopted March 8, 2020 and as amended June 5, 2020 and February 22, 2022	8-K	10.3	February 28, 2022
10.48†	Willis Towers Watson Public Limited Company Severance and Change in Control Pay Plan for Non-US Executives, adopted March 8, 2020 and as amended June 5, 2020 and February 22, 2022	8-K	10.4	February 28, 2022
10.49†	Willis Towers Watson Public Limited Company Compensation Policy and Share Ownership Guidelines for Non-Employee Directors (dated January 1, 2025)	10-K	10.46	February 25, 2025
10.50†	The Willis Towers Watson Public Limited Company Amended and Restated 2010 Employee Share Purchase Plan (as last amended and restated as of February 28, 2024)	10-Q	10.3	April 25, 2024
19.1	Willis Towers Watson Global Insider Trading Policy (as amended January 2026)				X
19.2	Willis Towers Watson plc Guidelines on Rule 10b5-1 Trading Plans in effect from April 2023	10-K	19.2	February 25, 2025
19.3†	Willis Towers Watson Public Limited Company Amended Share Repurchase Policy in effect from December 2024	10-K	19.3	February 25, 2025
21.1	List of Subsidiaries				X
22.1	List of Issuers and Guarantor Subsidiaries				X

Incorporated by Reference
Exhibit Number	Description of Exhibit	Schedule/ Form	Exhibit	Filing Date	Filed Herewith
23.1	Consent of Deloitte & Touche LLP				X
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

All exhibits that are incorporated by reference herein to a filing with the SEC are filed under SEC File No. 001-16503, except for filings made before January 1, 2016 which are filed under: SEC File No. 001-16503, for any filings that were made by Willis Group Holdings or the Company; SEC File No. 001-34594, for any filings that were made by Towers Watson; and SEC File No. 001-16159, for any filings that were made by Watson Wyatt Worldwide.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY (REGISTRANT)

By:	/s/ Carl Hess
Carl Hess
Chief Executive Officer

Date: February 25, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Carl Hess	/s/ Andrew Krasner
Carl Hess Chief Executive Officer and Director (Principal Executive Officer)	Andrew Krasner Chief Financial Officer

/s/ Joseph Kurpis
Joseph Kurpis Principal Accounting Officer and Controller

/s/ Dame Inga Beale	/s/ Fumbi Chima
Dame Inga Beale Director	Fumbi Chima Director

/s/ Stephen Chipman	/s/ Michael Hammond
Stephen Chipman Director	Michael Hammond Director

/s/ Jacqueline Hunt	/s/ Paul Reilly
Jacqueline Hunt Director	Paul Reilly Director

/s/ Michelle Swanback	/s/ Fredric Tomczyk
Michelle Swanback Director	Fredric Tomczyk Director