Form 10-Q
period 2026-03-31
WILLIS TOWERS WATSON PLC
filed 2026-04-30
CIK 1140536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 27, 2026, there were outstanding 94,447,976 ordinary shares, nominal value $0.000304635 per share, of the registrant.

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

INDEX TO FORM 10-Q

For the Three Months Ended March 31, 2026

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

Disclaimer Regarding Forward-looking Statements

We have included in this document ‘forward-looking statements’ within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. These forward-looking statements include information about possible or assumed future results of our operations or certain considerations relating to our future results. All statements, other than statements of historical facts, that address activities, events or developments that we expect or anticipate may occur in the future, including such things as: our outlook; the potential impact of natural or man-made disasters like health pandemics and other world health crises; the impact of macroeconomic trends, including inflation, changes in interest rates, trade policies and other geopolitical risks; future capital expenditures; ongoing working capital efforts; future share repurchases; financial results (including our revenue, costs or margins) and the impact of changes to tax laws on our financial results; existing and evolving business strategies; our indebtedness; our ability to execute strategic transactions, including both acquisitions and dispositions, including our ability to receive adequate consideration or any earnout proceeds in return for any dispositions or integrate or manage acquired businesses (such as our recent acquisition of Newfront Insurance Holdings, Inc. and our planned acquisition of Cushon) or effect internal reorganizations; demand for our services and competitive strengths; strategic goals; the benefits of new initiatives or investments in technology; growth of our business and operations; the sustained health of our product, service, transaction, client, and talent assessment and management pipelines; our ability to successfully manage ongoing leadership, organizational and technology changes, including investments in improving systems and processes; our cybersecurity and privacy processes; our application of artificial intelligence technologies throughout our business; our ability to protect our intellectual property; our compliance with laws and regulations; risks associated with being an Irish-incorporated company; our recognition of future impairment charges; and plans and references to future successes, including our future financial and operating results, short-term and long-term financial goals, plans, objectives, expectations and intentions, including with respect to free cash flow generation, adjusted net income, adjusted operating margin and adjusted earnings per share, are forward-looking statements. Also, when we use words such as ‘may’, ‘will’, ‘would’, ‘anticipate’, ‘believe’, ‘estimate’, ‘expect’, ‘intend’, ‘plan’, ‘continues’, ‘seek’, ‘target’, ‘goal’, ‘focus’, ‘probably’, or similar expressions, we are making forward-looking statements. Such statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. All forward-looking disclosure is speculative by its nature.

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
•
the risks relating to the adverse impacts of macroeconomic trends, including those relating to changes in trade policies and tariffs, as well as political events, war, such as the Russia-Ukraine war and conflict in the Middle East, and other international disputes, terrorism, natural disasters, public health issues and other business interruptions on the global economy and capital markets, such as uncertainty in the global markets, inflation, changes in interest rates and recessionary trends, changes in spending by government agencies and contractors, which could have a material adverse effect on our business, financial condition, results of operations and long-term goals;
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
•
our ability to effectively apply artificial intelligence and other technology, data and analytics solutions, including through the use of artificial intelligence, for internal operations, maintaining industry standards, meeting client preferences and gaining competitive advantage, among other things;
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
•
our ability to successfully manage organizational changes, including as a result of our investments in improving systems and processes or other initiatives, and in connection with our acquisition and divestiture activities;
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
•
the risk of sanctions imposed by governments, or changes to associated sanction regulations and related counter-sanctions;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Statements of Comprehensive Income

(In millions of U.S. dollars, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$2,412	$2,223
Costs of providing services
Salaries and benefits	1,434	1,324
Other operating expenses	385	365
Depreciation	56	54
Amortization	48	48
Transaction and integration expenses	41	—
Total costs of providing services	1,964	1,791
Income from operations	448	432
Interest expense	(77)	(65)
Other income/(loss), net	5	(64)
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	376	303
Provision for income taxes	(70)	(65)
INCOME FROM OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	306	238
Interests in earnings of associates, net of tax	(3)	1
NET INCOME	303	239
Income attributable to non-controlling interests	(6)	(4)
NET INCOME ATTRIBUTABLE TO WTW	$297	$235

EARNINGS PER SHARE
Basic earnings per share	$3.12	$2.34
Diluted earnings per share	$3.10	$2.33

Comprehensive income before non-controlling interests	$267	$462
Comprehensive income attributable to non-controlling interests	(6)	(4)
Comprehensive income attributable to WTW	$261	$458

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Balance Sheets

(In millions of U.S. dollars, except share data)

(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$1,855	$3,132
Fiduciary assets	10,981	10,445
Accounts receivable, net	2,648	2,702
Prepaid and other current assets	601	595
Total current assets	16,085	16,874
Fixed assets, net	671	695
Goodwill	9,662	8,938
Other intangible assets, net	1,275	1,141
Right-of-use assets	499	487
Pension benefits assets	541	529
Other non-current assets	904	866
Total non-current assets	13,552	12,656
TOTAL ASSETS	$29,637	$29,530
LIABILITIES AND EQUITY
Fiduciary liabilities	$10,981	$10,445
Deferred revenue and accrued expenses	1,543	2,087
Current debt	—	550
Current lease liabilities	117	125
Other current liabilities	906	797
Total current liabilities	13,547	14,004
Long-term debt	6,304	5,756
Liability for pension benefits	630	660
Provision for liabilities	361	340
Long-term lease liabilities	485	472
Other non-current liabilities	251	246
Total non-current liabilities	8,031	7,474
TOTAL LIABILITIES	21,578	21,478
COMMITMENTS AND CONTINGENCIES
EQUITY (i)
Additional paid-in capital	11,239	11,106
Accumulated deficit	(392)	(296)
Accumulated other comprehensive loss, net of tax	(2,870)	(2,834)
Total WTW shareholders’ equity	7,977	7,976
Non-controlling interests	82	76
Total equity	8,059	8,052
TOTAL LIABILITIES AND EQUITY	$29,637	$29,530

(i)
Equity includes (a) Ordinary shares $0.000304635 nominal value; Authorized 1,510,003,775; Issued 94,277,914 (2026) and 95,079,835 (2025); Outstanding 94,277,914 (2026) and 95,079,835 (2025) and (b) Preference shares, $0.000115 nominal value; Authorized 1,000,000,000 and Issued none in 2026 and 2025.

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Statements of Cash Flows

(In millions of U.S. dollars)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS USED IN OPERATING ACTIVITIES
NET INCOME	$303	$239
Adjustments to reconcile net income to total net cash from operating activities:
Depreciation	56	54
Amortization	48	48
Non-cash lease expense	25	25
Net periodic cost of defined benefit pension plans	6	88
Provision for doubtful receivables from clients	6	5
Benefit from deferred income taxes	(30)	(23)
Share-based compensation	42	37
Gain on disposal of operations	—	(14)
Non-cash foreign exchange (gain)/loss	(14)	9
Other, net	18	9
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable	75	162
Other assets	(51)	1
Other liabilities	(517)	(691)
Provisions	23	16
Net cash used in operating activities	(10)	(35)
CASH FLOWS USED IN INVESTING ACTIVITIES
Additions to fixed assets and software	(55)	(51)
Acquisitions of operations, net of cash acquired	(792)	(1)
Contributions to investments in associates	(9)	(1)
Net sales/(purchases) of available-for-sale securities	16	(31)
Net cash used in investing activities	(840)	(84)
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Borrowing of other debt	550	—
Debt issuance costs	(4)	—
Repayments of debt	(551)	(1)
Repurchase of shares	(300)	(200)
Net proceeds from fiduciary funds held for clients	192	315
Cash paid for employee taxes on withholding shares	(2)	(2)
Dividends paid	(88)	(88)
Net cash (used in)/from financing activities	(203)	24
DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH (i)	(1,053)	(95)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(29)	80
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD (i)	6,487	4,998
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (i)	$5,405	$4,983

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

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Statements of Changes in Equity

(In millions of U.S. dollars and number of shares in thousands)

(Unaudited)

	Shares outstanding	Additional paid-in capital	Retained earnings/ (accumulated deficit)	AOCL (i)	Total WTW shareholders’ equity	Non-controlling interests	Total equity
Balance as of December 31, 2024	99,806	$10,989	$109	$(3,158)	$7,940	$77	$8,017
Shares repurchased	(607)	—	(200)	—	(200)	—	(200)
Net income	—	—	235	—	235	4	239
Dividends declared ($0.92 per share)	—	—	(93)	—	(93)	—	(93)
Other comprehensive income	—	—	—	223	223	—	223
Issuance of shares under employee stock compensation plans	12	—	—	—	—	—	—
Share-based compensation and net settlements	—	33	—	—	33	—	33
Foreign currency translation	—	(5)	—	—	(5)	—	(5)
Balance as of March 31, 2025	99,211	$11,017	$51	$(2,935)	$8,133	$81	$8,214

Balance as of December 31, 2025	95,080	$11,106	$(296)	$(2,834)	$7,976	$76	$8,052
Shares repurchased	(1,014)	—	(300)	—	(300)	—	(300)
Net income	—	—	297	—	297	6	303
Dividends declared ($0.96 per share)	—	—	(93)	—	(93)	—	(93)
Other comprehensive loss	—	—	—	(36)	(36)	—	(36)
Issuance of shares under employee stock compensation plans	13	—	—	—	—	—	—
Share-based compensation and net settlements	—	38	—	—	38	—	38
Acquisition of Newfront (ii)	199	93	—	—	93	—	93
Foreign currency translation	—	2	—	—	2	—	2
Balance as of March 31, 2026	94,278	$11,239	$(392)	$(2,870)	$7,977	$82	$8,059

(i)
Accumulated other comprehensive loss, net of tax (‘AOCL’).
(ii)
As part of the acquisition of Newfront, 199,028 ordinary shares were issued to certain award holders. Additionally, $93 million was allocated to pre-combination service for all replaced share-based compensation awards (see Note 3 — Acquisitions).

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

Our risk control services include strategic risk expertise (including providing actuarial analysis), a variety of due diligence services, the provision of practical on-site risk control services (such as health and safety or property loss control consulting), and analytical and advisory services (such as hazard modeling and climate risk quantification). We also assist our clients with managing incidents or crises when they occur. These services include contingency planning, security audits and product tampering plans.

We help our clients enhance their business performance by delivering advisory services, technology and solutions that help them anticipate, identify and capitalize on emerging opportunities in human capital management, and by offering investment advice to help them develop disciplined and efficient strategies to meet their investment goals.

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

Note 2 — Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited quarterly condensed consolidated financial statements of WTW and our subsidiaries are presented in accordance with the rules and regulations of the SEC for quarterly reports on Form 10-Q and therefore certain footnote disclosures have been condensed or omitted from these financial statements as they are not required for interim reporting under U.S. GAAP. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial statements and results for the interim periods. Certain prior-period amounts have been reclassified to conform to the current-period presentation. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements should be read together with the Company’s Annual Report on Form 10-K, filed with the SEC on February 25, 2026, and may be accessed via EDGAR on the SEC’s web site at www.sec.gov.

The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that can be expected for the entire year. The Company experiences seasonal fluctuations of its revenue. Revenue is typically higher during the Company’s first and fourth quarters due primarily to the timing of broking-related activities. The results reflect certain estimates and assumptions made by management, including those estimates used in calculating acquisition consideration and fair value of tangible and intangible assets and acquisition-related liabilities, professional liability claims, estimated bonuses, valuation of billed and unbilled receivables, and anticipated tax liabilities that affect the amounts reported in the condensed consolidated financial statements and related notes.

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

Adopted

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which is intended to improve guidance on the measurement of credit losses for accounts receivable and contract assets. This ASU provides an optional practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets. The requirements for this ASU became effective for the Company on January 1, 2026, at which time it was adopted. This ASU did not have a material impact on our condensed consolidated financial statements.

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

Note 3 — Acquisitions

Newfront Insurance Holdings, Inc. acquisition

On January 27, 2026, the Company completed the acquisition of Newfront Insurance Holdings, Inc. (‘Newfront’), a U.S.-based broker combining specialty expertise and cutting-edge technology, for up-front and contingent consideration. The $1.05 billion up-front portion of the purchase price was comprised of approximately $900 million in cash paid to all of Newfront’s shareholders and $150 million in replacement award equity paid only to Newfront’s employee-shareholders and subject to ongoing vesting. The contingent consideration includes up to $250 million, subject to Newfront’s achievement of specified three-year performance targets, and up to an incremental $150 million which would become payable if Newfront achieves above-target revenue growth. Both tranches of contingent consideration are payable primarily in equity awards subject to service requirements and will be recognized as compensation expense. The cash portion of these arrangements has no service requirements and is included in the estimate of consideration transferred. The cash consideration and related fees, costs and expenses for the acquisition were funded with the net proceeds from our December 2025 issuance of $1.0 billion of senior notes (see Note 9 — Debt for additional information). Newfront operates as part of both our Health, Wealth & Career (Health & Benefits and Investment businesses) and Risk & Broking (Corporate Risk & Broking business) segments.

As part of the replacement of the share-based compensation awards of Newfront, the Company granted 187,000 restricted stock units (‘RSUs’) and 225,000 restricted stock awards (‘RSAs’) subject to vesting and transfer restrictions. Included in the RSA grants are an aggregate 199,000 ordinary shares, subject to vesting and transfer restrictions, issued via private placement to trusts established by certain key employees of Newfront.

A summary of preliminary fair values of the identifiable assets acquired and liabilities assumed of Newfront at January 27, 2026 are summarized in the following table. We have prepared analyses necessary to assess the fair values of the assets acquired and liabilities assumed and the amount of goodwill and consideration to be recognized as of the acquisition date. These fair values were based on management’s estimates and assumptions, but are preliminary in nature and are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date. Accordingly, there may be adjustments to the assigned values of acquired assets and liabilities assumed. The final determination of acquisition date fair values and residual goodwill will be completed as soon as practicable, and within the measurement period of up to one year from the acquisition date as permitted under GAAP. Any adjustments to provisional amounts that are identified during the measurement period will be recorded in the reporting period in which the adjustment is determined.

Cash and cash equivalents	$95
Fiduciary assets	42
Accounts receivable, net	41
Prepaid and other current assets	7
Right-of-use assets	4
Intangible assets	184
Goodwill	744
Deferred tax assets	15
Deferred revenue and accrued expenses	(28)
Fiduciary liabilities	(42)
Other current liabilities	(10)
Lease liabilities	(1)
Net assets acquired	$1,051

Preliminary values of intangible assets consist primarily of $131 million of customer relationships and $53 million of developed software, with weighted-average expected lives of 13 years and 7 years, respectively.

Goodwill is calculated as the difference between the aggregate consideration and the acquisition date fair value of the net assets acquired, including acquired intangible assets, and represents the value of Newfront’s assembled workforce and the future economic benefits that we expect to achieve as a result of the acquisition. The assignment of the acquired goodwill to the individual reporting units is not yet finalized. None of the goodwill recognized on the transaction is tax-deductible, however there is tax-deductible goodwill that will be carried forward from previous acquisitions by Newfront.

Pending Acquisitions

Cushon — On December 10, 2025, the Company entered into a definitive agreement to acquire Cushon, a workplace pensions, savings and financial wellbeing company for consideration of £150 million, subject to working capital and other adjustments, and contingent consideration of up to £100 million. The transaction is expected to close during the second quarter of 2026, subject to receipt of certain regulatory approvals and other customary closing conditions, and the Company will fund the acquisition with the remaining available balance on the delayed draw term loan (see Note 9 — Debt for additional information).

Al-Futtaim Willis — On May 2, 2025, the Company entered into a definitive agreement to acquire the remaining 51% controlling interest of its longstanding broking joint venture, Al-Futtaim Willis (‘AFW’), based in the United Arab Emirates, for cash consideration of $58 million, subject to certain adjustments. The results of AFW are currently included in interest in earnings of associates, net of tax, on the condensed consolidated statements of comprehensive income, but will be fully consolidated after the close of the transaction. The transaction is expected to close during the second quarter of 2026, subject to receipt of certain regulatory approvals and other customary closing conditions.

Additionally, during the three months ended March 31, 2026 the Company made contributions to interests in associates accounted for under the equity method of accounting in cash payments of $9 million.

Note 4 — Revenue

Disaggregation of Revenue

The Company reports revenue by segment in Note 5 — Segment Information. The following table presents revenue by service offering and segment, as well as a reconciliation to total revenue for the three months ended March 31, 2026 and 2025. Along with reimbursable expenses and other, total revenue by service offering represents our revenue from customer contracts.

	Three Months Ended March 31,
	HWC		R&B		Corporate (i)		Total
	2026	2025	2026	2025	2026	2025	2026	2025
Broking	$184	$146	$849	$790	$—	$—	$1,033	$936
Consulting	731	679	128	119	2	—	861	798
Outsourced administration	278	268	20	21	—	—	298	289
Other	63	63	86	73	—	—	149	136
Total revenue by service offering	1,256	1,156	1,083	1,003	2	—	2,341	2,159
Reimbursable expenses and other (i)	19	17	3	3	—	1	22	21
Total revenue from customer contracts	$1,275	$1,173	$1,086	$1,006	$2	$1	$2,363	$2,180
Interest and other income	9	9	33	24	7	10	49	43
Total revenue	$1,284	$1,182	$1,119	$1,030	$9	$11	$2,412	$2,223

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

Interest and other income is included in segment revenue and total revenue, however it has been presented separately in the above table because it does not arise directly from contracts with customers. The significant components of interest and other income are as follows for the periods presented above:

	Three Months Ended March 31,
	HWC		R&B		Corporate		Total
	2026	2025	2026	2025	2026	2025	2026	2025
Book-of-business settlements	$1	$2	$7	$—	$—	$—	$8	$2
Interest income	8	7	25	22	7	10	40	39
Other income	—	—	1	2	—	—	1	2
Total interest and other income	$9	$9	$33	$24	$7	$10	$49	$43

The following table presents revenue from service offerings by the geography where our work was performed for the three months ended March 31, 2026 and 2025. The reconciliation to total revenue on our condensed consolidated statements of comprehensive income and to segment revenue is shown in the table above.

	Three Months Ended March 31,
	HWC		R&B		Corporate		Total
	2026	2025	2026	2025	2026	2025	2026	2025
North America	$673	$645	$347	$326	$—	$—	$1,020	$971
Europe	444	391	592	538	2	—	1,038	929
International	139	120	144	139	—	—	283	259
Total revenue by geography	$1,256	$1,156	$1,083	$1,003	$2	$—	$2,341	$2,159

Contract Balances

The Company reports accounts receivable, net on the condensed consolidated balance sheets, which includes billed and unbilled receivables and current contract assets. In addition to accounts receivable, net, the Company had the following non-current accounts receivable and deferred revenue balances at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Billed receivables, net of allowance for doubtful accounts of $34 million and $30 million	$1,836	$1,833
Unbilled receivables	579	543
Current contract assets	233	326
Accounts receivable, net	$2,648	$2,702
Non-current accounts receivable, net	$32	$42
Deferred revenue	$813	$700

During the three months ended March 31, 2026, revenue of approximately $304 million was recognized that was reflected as deferred revenue at December 31, 2025.

During the three months ended March 31, 2026, the Company had no revenue related to performance obligations satisfied in a prior period.

Performance Obligations

The Company has contracts for which performance obligations have not been satisfied as of March 31, 2026 or have been partially satisfied as of this date. The following table shows the expected timing for the satisfaction of the remaining performance obligations. This table does not include contract renewals or variable consideration, which was excluded from the transaction prices in accordance with the guidance on constraining estimates of variable consideration.

In addition, in accordance with ASC 606, Revenue From Contracts With Customers (‘ASC 606’), the Company has elected not to disclose the remaining performance obligations when one or both of the following circumstances apply:

•
Performance obligations which are part of a contract that has an original expected duration of less than one year, and
•
Performance obligations satisfied in accordance with ASC 606-10-55-18 (‘right to invoice’).

	Remainder of 2026	2027	2028 onward	Total
Revenue expected to be recognized on contracts as of March 31, 2026	$526	$484	$503	$1,513

Since most of the Company’s contracts are cancellable with less than one year’s notice and have no substantive penalty for cancellation, the majority of the Company’s remaining performance obligations as of March 31, 2026 have been excluded from the table above.

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

Segment operating income excludes certain costs, including (i) amortization of intangibles; (ii) certain transaction and integration expenses; and (iii) to the extent that the actual expense based upon which allocations are made differs from the forecast/budget amount, a reconciling item will be created between internally-allocated expenses and the actual expenses that we report for U.S. GAAP purposes. Although not reviewed individually by the CODM, amounts included in segment expenses may be determined on both a direct and allocated basis and are related to salaries and benefits, depreciation, corporate overhead charges and other operating expenses, including for occupancy, colleague travel costs, legal, marketing, technology, professional fees and professional liability costs.

The Company experiences seasonal fluctuations of its revenue. Revenue is typically higher during the Company’s first and fourth quarters due primarily to the timing of broking-related activities.

The following table presents segment revenue, segment expenses and segment operating income for our reportable segments for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	HWC		R&B		Total
	2026	2025	2026	2025	2026	2025
Segment revenue excluding interest income	$1,257	$1,158	$1,091	$1,005	$2,348	$2,163
Interest income	8	7	25	22	33	29
Total segment revenue	1,265	1,165	1,116	1,027	2,381	2,192

Other segment expense	887	823	854	791	1,741	1,614
Depreciation	32	31	10	10	42	41
Total segment expense	919	854	864	801	1,783	1,655

Segment operating income	$346	$311	$252	$226	$598	$537

The following table presents reconciliations of the information reported by segment to the Company’s condensed consolidated statements of comprehensive income amounts reported for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
Revenue:
Total segment revenue	$2,381	$2,192
Reimbursable expenses and other	31	31
Revenue	$2,412	$2,223

Total segment operating income	$598	$537
Amortization	(48)	(48)
Transaction and integration expenses (i)	(41)	—
Unallocated, net (ii)	(61)	(57)
Income from operations	448	432
Interest expense	(77)	(65)
Other income/(loss), net	5	(64)
Income from operations before income taxes and interest in earnings of associates	$376	$303

(i)
Primarily includes share-based compensation and other transaction-related costs attributable to our Newfront acquisition (see Note 3 — Acquisitions).
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

Below are our revenue (on the basis of where the work was performed) and tangible long-lived assets for Ireland, our country of domicile, countries with significant concentrations and all other foreign countries as of and for the periods ended as indicated:

	Revenue		Long-Lived Assets (i)
	Three months ended March 31,		March 31,	December 31,
	2026	2025	2026	2025
Ireland	$39	$35	$7	$7

United States	982	932	297	282
United Kingdom	501	451	511	521
Rest of World	890	805	355	372
Total Foreign Countries	2,373	2,188	1,163	1,175
	$2,412	$2,223	$1,170	$1,182

(i)
Tangible long-lived assets consist of fixed assets and right-of-use (‘ROU’) assets.

Note 6 — Income Taxes

Provision for income taxes for the three months ended March 31, 2026 was $70 million compared to $65 million for the three months ended March 31, 2025. The effective tax rate was 18.6% for the three months ended March 31, 2026 and 21.5% for the three months ended March 31, 2025. These effective tax rates are calculated using extended values from our condensed consolidated statements of comprehensive income and are therefore more precise tax rates than can be calculated from rounded values. The current-year effective tax rate is lower primarily due to a discrete tax benefit in the U.K. related to deferred revenue.

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

The Company records valuation allowances against net deferred tax assets based on whether it is more likely than not that the deferred tax assets will be realized. At March 31, 2026, we have liabilities for uncertain tax positions under ASC 740, Income Taxes of $39 million, excluding interest and penalties.

Note 7 — Goodwill and Other Intangible Assets

The components of goodwill are outlined below for the three months ended March 31, 2026:

	HWC	R&B	Total
Balance at December 31, 2025:
Goodwill, gross	$7,317	$2,894	$10,211
Accumulated impairment losses	(911)	(362)	(1,273)
Goodwill, net - December 31, 2025	6,406	2,532	8,938
Goodwill acquired	366	378	744
Foreign exchange	(7)	(13)	(20)
Balance at March 31, 2026:
Goodwill, gross	7,676	3,259	10,935
Accumulated impairment losses	(911)	(362)	(1,273)
Goodwill, net - March 31, 2026	$6,765	$2,897	$9,662

Other Intangible Assets

The following table reflects changes in the net carrying amounts of the components of finite-lived intangible assets for the three months ended March 31, 2026:

	Client relationships	Software	Trademark and trade name	Other	Total
Balance at December 31, 2025:
Intangible assets, gross	$3,239	$750	$1,041	$29	$5,059
Accumulated amortization	(2,710)	(749)	(430)	(29)	(3,918)
Intangible assets, net - December 31, 2025	529	1	611	—	1,141
Intangible assets acquired	132	53	—	—	185
Amortization	(36)	(2)	(10)	—	(48)
Foreign exchange	(3)	—	—	—	(3)
Balance at March 31, 2026:
Intangible assets, gross	3,349	798	1,041	29	5,217
Accumulated amortization	(2,727)	(746)	(440)	(29)	(3,942)
Intangible assets, net - March 31, 2026	$622	$52	$601	$—	$1,275

The weighted-average remaining life of amortizable intangible assets at March 31, 2026 was 10.7 years.

The table below reflects the future estimated amortization expense for amortizable intangible assets for the remainder of 2026 and for subsequent years:

Amortization
Remainder of 2026	$141
2027	172
2028	156
2029	133
2030	118
Thereafter	555
Total	$1,275

Note 8 — Derivative Financial Instruments

We are exposed to certain foreign currency risks. Where possible, we identify exposures in our business that can be offset internally. Where no natural offset is identified, we may choose to enter into various derivative transactions. These instruments have the effect of reducing our exposure to unfavorable changes in foreign currency rates. The Company’s board of directors reviews and approves policies for managing this risk as summarized below. Additional information regarding our derivative financial instruments can be found in Note 10 — Fair Value Measurements and Investments and Note 16 — Accumulated Other Comprehensive Loss.

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

These derivatives were designated as hedging instruments and at March 31, 2026 and December 31, 2025 had total notional amounts of $170 million and $165 million, respectively, with a net fair value asset of less than $1 million and $3 million, respectively.

At March 31, 2026, the Company estimates, based on current exchange rates, there will be $1 million of net derivative gains on forward exchange rates reclassified from accumulated other comprehensive loss into earnings within the next twelve months as the forecast transactions affect earnings. At March 31, 2026, our longest outstanding maturity was 1.7 years.

The effects of the material derivative instruments that are designated as hedging instruments on the condensed consolidated statements of comprehensive income for the three months ended March 31, 2026 and 2025 are below. Amounts pertaining to the ineffective portion of hedging instruments and those excluded from effectiveness testing were not material for the three months ended March 31, 2026 and 2025.

Three Months Ended March 31,	(Loss)/gain recognized in OCI (effective element)
	2026	2025
Forward exchange contracts	$(2)	$3

Location of gain/(loss) reclassified from Accumulated OCL into income (effective element)	Gain/(loss) reclassified from Accumulated OCL into income (effective element)
	2026	2025
Revenue	$—	$1
Salaries and benefits	—	(1)
Other income/(loss), net	1	—
	$1	$—

The Company engages in intercompany borrowing and lending between subsidiaries, primarily through its in-house banking operations which give rise to foreign exchange exposures. The Company mitigates these risks through the use of short-term foreign currency forward and swap transactions that offset the underlying exposure created when the borrower and lender have different functional currencies. These derivatives are not generally designated as hedging instruments, and at March 31, 2026 and December 31, 2025, we had notional amounts of $1.0 billion and $739 million, respectively, with a net fair value liability of $9 million and a net fair value asset of $1 million, respectively. Such derivatives typically mature within three months.

Additionally, the Company has foreign exchange option derivatives to hedge against cash flow risk associated with its pending Cushon acquisition (see Note 3 — Acquisitions). These derivatives are not designated as hedging instruments, and at March 31, 2026 had a notional amount of $102 million, with a net fair value asset of less than $1 million. These derivatives will mature during the second quarter of 2026.

The effects of derivatives that have not been designated as hedging instruments on the condensed consolidated statements of comprehensive income for the three months ended March 31, 2026 and 2025 are as follows (see Note 15 — Other Income/(Loss), Net for the net foreign currency impact on the Company’s condensed consolidated statements of comprehensive income which includes the results of the offset of underlying exposures). The effect of the foreign exchange options on the condensed consolidated statements of comprehensive income was not material for the three months ended March 31, 2026.

		(Loss)/gain recognized in income
		Three Months Ended March 31,
Derivatives not designated as hedging instruments:	Location of (loss)/gain recognized in income	2026	2025
Forward exchange contracts	Other income/(loss), net	$(7)	$2

Note 9 — Debt

Current debt consists of the following:

	March 31, 2026	December 31, 2025
4.400% senior notes due 2026	$—	$550
	$—	$550

Long-term debt consists of the following:

	March 31, 2026	December 31, 2025
Revolving $1.5 billion credit facility	$—	$—
Delayed draw term loan	549	—
4.650% senior notes due 2027	748	748
4.500% senior notes due 2028	599	598
2.950% senior notes due 2029	725	725
4.550% senior notes due 2031	693	695
5.350% senior notes due 2033	744	743
5.150% senior notes due 2036	297	298
6.125% senior notes due 2043	272	272
5.050% senior notes due 2048	396	396
3.875% senior notes due 2049	543	543
5.900% senior notes due 2054	738	738
	$6,304	$5,756

Delayed draw term loan

On January 7, 2026, the Company, together with Trinity Acquisition plc and Willis North America Inc. as borrowers (the ‘Borrowers’), entered into a $775 million delayed draw term loan (the ‘DDTL’). Drawings against the DDTL may be used (i) to finance a portion of the Newfront acquisition (see Note 3 — Acquisitions); (ii) to refinance certain outstanding indebtedness of the Company and its subsidiaries, and (iii) for working capital, capital expenditures, permitted acquisitions and general corporate purposes.

Amounts outstanding under the DDTL shall bear interest, at the Borrowers’ option, at a rate equal to (i) the term secured overnight financing rate plus an applicable margin of 0.625% to 1.250% (based upon the Company’s guaranteed senior-unsecured long-term debt rating) or (ii) the base rate plus an applicable margin of 0.00% to 0.250% (based upon the Company’s guaranteed senior-unsecured long-term debt rating). In addition, the Borrowers will pay a commitment fee in an amount equal to 0.055% to 0.140% (based upon the Company’s guaranteed senior-unsecured long-term debt rating) on the unused amount of commitments under the DDTL. Interest is payable no later than every three months and interest rates are reset on a one-, three- or six-month basis, at the election of the Company, but may be shorter or longer durations with consent of the lenders.

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

On March 16, 2026, the Company made the first borrowing under the DDTL for $550 million in relation to the repayment of the 4.400% senior notes due 2026. In accordance with the terms of the DDTL agreement, the maturity date for all borrowings is established as three years from the date of the first borrowing, or March 16, 2029.

Repayment of 4.400% Senior Notes due 2026

On March 16, 2026, the Company repaid in full the $550 million aggregate principal amount and related accrued interest of the 4.400% senior notes due 2026 ($562 million in total) using borrowings against the DDTL and cash on hand.

Covenant Compliance

At March 31, 2026 and December 31, 2025, we were in compliance with all financial covenants.

Note 10 — Fair Value Measurements and Investments

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

The following tables present our assets and liabilities measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025:

		Fair Value Measurements on a Recurring Basis at March 31, 2026
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds/exchange traded funds (i)	Prepaid and other current assets and Other non-current assets	$143	$—	$—	$143
	Fiduciary assets	452	—	—	452
Commingled funds (i) (ii)	Prepaid and other current assets and Other non-current assets	—	—	—	21
Hedge funds (i) (iii)	Prepaid and other current assets and Other non-current assets	—	—	—	21
Derivatives:
Derivative financial instruments (iv)	Prepaid and other current assets and Other non-current assets	$—	$2	$—	$2
Liabilities:
Contingent consideration:
Contingent consideration (v)	Other current liabilities and Other non-current liabilities	$—	$—	$32	$32
Derivatives:
Derivative financial instruments (iv)	Other current liabilities and Other non-current liabilities	$—	$10	$—	$10

		Fair Value Measurements on a Recurring Basis at December 31, 2025
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds/exchange traded funds (i)	Prepaid and other current assets and Other non-current assets	$145	$—	$—	$145
	Fiduciary assets	448	—	—	448
Commingled funds (i) (ii)	Prepaid and other current assets and Other non-current assets	—	—	—	31
Hedge funds (i) (iii)	Prepaid and other current assets and Other non-current assets	—	—	—	28
Derivatives:
Derivative financial instruments (iv)	Prepaid and other current assets and Other non-current assets	$—	$5	$—	$5
Liabilities:
Contingent consideration:
Contingent consideration (v)	Other current liabilities and Other non-current liabilities	$—	$—	$14	$14
Derivatives:
Derivative financial instruments (iv)	Other current liabilities and Other non-current liabilities	$—	$1	$—	$1

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
(iv)
See Note 8 — Derivative Financial Instruments for further information on our derivative contracts.
(v)
Consideration due to be paid across multiple years until 2029. Probability weightings are based on our knowledge of the past and planned performance of the acquired entity to which the contingent consideration applies. The fair value weighted-average discount rates used in our material contingent consideration calculations were 9.87% and 11.00% at March 31, 2026 and December 31, 2025, respectively. The range of these discount rates was 9.60% - 11.00% at March 31, 2026. Using different probability weightings and discount rates could result in an increase or decrease of the contingent consideration payable.

The following table summarizes the change in fair value of the Level 3 liabilities:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	March 31, 2026
Balance at December 31, 2025	$14
Obligations assumed	18
Payments	—
Realized and unrealized losses (i)	—
Foreign exchange	—
Balance at March 31, 2026	$32

(i)
Realized and unrealized losses include accretion and adjustments to contingent consideration liabilities, which are included within Interest expense and Other operating expenses, respectively, on the condensed consolidated statements of comprehensive income.

There were no significant transfers to or from Level 3 in the three months ended March 31, 2026

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

Fair Value Information about Financial Instruments Not Measured at Fair Value

The following tables present our assets and liabilities not measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Held-to-maturity securities:
Due in one year or less	$8	$8	$8	$8
Due in one year through five years	$42	$42	$42	$42
Due in greater than five years	$1	$1	$1	$1
Liabilities:
Current debt	$—	$—	$550	$550
Long-term debt	$6,304	$6,075	$5,756	$5,618

The carrying values of our revolving credit facility and DDTL approximate their fair values. The fair values above, which exclude accrued interest, are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instruments. The fair values of our held-to-maturity securities are considered Level 1 financial instruments as they are based on quoted market prices in active markets. The fair values of our respective senior notes are considered Level 2 financial instruments as they are corroborated by observable market data.

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

Components of Net Periodic Benefit Cost/(Credit) for Defined Benefit Pension Plans

The following table sets forth the components of net periodic benefit cost/(credit) for the Company’s defined benefit pension plans for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026			2025
	U.S.	U.K.	Other	U.S.	U.K.	Other
Service cost	$9	$1	$3	$10	$1	$3
Interest cost	41	30	7	36	29	6
Expected return on plan assets	(63)	(47)	(12)	(55)	(42)	(10)
Settlements	—	—	3	82	3	—
Amortization of net loss	18	16	—	9	15	—
Amortization of prior service credit	—	1	—	—	(1)	—
Net periodic benefit cost/(credit)	$5	$1	$1	$82	$5	$(1)

Employer Contributions to Defined Benefit Pension Plans

The Company did not make any contributions to its U.S. plan during the three months ended March 31, 2026 and currently does not anticipate making contributions over the remainder of the fiscal year. The Company made contributions of less than $1 million to its U.K. plans for the three months ended March 31, 2026 and anticipates making additional contributions totaling $1 million for the remainder of the fiscal year. The Company made contributions of less than $1 million to its other plans for the three months ended March 31, 2026 and anticipates making additional contributions totaling $1 million for the remainder of the fiscal year.

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

Defined Contribution Plans

The Company had defined contribution plan expense of $41 million and $40 million during the three months ended March 31, 2026 and 2025, respectively.

Note 12 — Leases

The following table presents lease costs recorded on our condensed consolidated statements of comprehensive income for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$31	$29
Variable lease cost	8	10
Sublease income	(10)	(6)
Total lease cost, net	$29	$33

The total lease costs are included in other operating expenses in our condensed consolidated statements of comprehensive income.

Note 13 — Commitments and Contingencies

Indemnification Agreements

WTW has various agreements with third parties pursuant to which it may be obligated to indemnify the other party to the agreement with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business and in connection with the purchase and sale of certain businesses. It is not possible to predict the maximum potential amount of future payments that may become due under these indemnification agreements because of the conditional nature of the Company’s obligations, the limited history of prior indemnification claims, and the unique facts of each particular agreement and each indemnification provision therein (even where such indemnification provisions are subject to a maximum liability limit). As of March 31, 2026, we have not incurred a material loss with respect to the indemnification of such third parties. In addition, as of March 31, 2026, we do not believe that any potential liability that may arise from such indemnity obligations is probable or will be material.

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

Errors and omissions claims, lawsuits and other proceedings arising in the ordinary course of business are covered in part by professional indemnity or other appropriate insurance. The terms of this insurance vary by policy year. Regarding self-insured risks, the Company has established provisions which are believed to be adequate in light of current information and legal advice, or, in certain cases, where a range of loss exists, the Company accrues the minimum amount in the range if no amount within the range is a better estimate than any other amount. The Company adjusts such provisions from time to time according to developments. See Note 14 — Supplementary Information for Certain Balance Sheet Accounts for the amounts accrued at March 31, 2026 and December 31, 2025 in the condensed consolidated balance sheets.

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

Note 14 — Supplementary Information for Certain Balance Sheet Accounts

Additional details of specific balance sheet accounts are detailed below.

Deferred revenue and accrued expenses consist of the following:

	March 31, 2026	December 31, 2025
Accounts payable, accrued liabilities and deferred revenue	$1,055	$986
Accrued discretionary and incentive compensation	204	821
Accrued vacation	192	157
Accrued 401(k) contributions	21	61
Other employee-related liabilities	71	62
Total deferred revenue and accrued expenses	$1,543	$2,087

Other current liabilities consist of the following:

	March 31, 2026	December 31, 2025
Dividends payable	$115	$109
Income taxes payable	78	104
Interest payable	50	62
Deferred compensation plan liabilities	18	20
Contingent and deferred consideration on acquisitions	12	4
Accrued retirement benefits	25	25
Payroll and other benefits-related liabilities	309	201
Other taxes payable	90	111
Derivatives	10	1
Third-party commissions	97	108
Other current liabilities	102	52
Total other current liabilities	$906	$797

Provision for liabilities consists of the following:

	March 31, 2026	December 31, 2025
Claims, lawsuits and other proceedings	$296	$281
Other provisions	65	59
Total provision for liabilities	$361	$340

Note 15 — Other Income/(Loss), Net

Other income/(loss), net consists of the following:

	Three Months Ended March 31,
	2026	2025
Gain on disposal of operations	$—	$14
Net periodic pension and postretirement benefit credits (i)	6	(75)
Foreign exchange loss (ii)	—	(4)
Other	(1)	1
Other income/(loss), net	$5	$(64)

(i)
For the three months ended March 31, 2025, includes a pension settlement charge of $82 million. See Note 11 — Retirement Benefits.
(ii)
Includes the offsetting effects of the Company's foreign currency hedging program. See Note 8 — Derivative Financial Instruments.

Note 16 — Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of non-controlling interests, and net of tax are provided in the following table for the three months ended March 31, 2026 and 2025. This table excludes amounts attributable to non-controlling interests, which are not material for further disclosure.

	Foreign currency translation		Derivative instruments (i)		Defined pension and post-retirement benefit costs		Total
	2026	2025	2026	2025	2026	2025	2026	2025
Balance at December 31, 2025 and 2024, respectively	$(608)	$(1,020)	$10	$7	$(2,236)	$(2,145)	$(2,834)	$(3,158)
Other comprehensive (loss)/income before reclassifications	(62)	109	(1)	3	2	92	(61)	204
(Gain)/loss reclassified from accumulated other comprehensive loss (net of income tax benefit of $8 and $6, respectively)	—	—	(1)	—	26	19	25	19
Net other comprehensive (loss)/income	(62)	109	(2)	3	28	111	(36)	223
Balance at March 31, 2026 and 2025, respectively	$(670)	$(911)	$8	$10	$(2,208)	$(2,034)	$(2,870)	$(2,935)

(i)
Reclassification adjustments from accumulated other comprehensive loss related to derivative instruments are included in Revenue and Salaries and benefits in the accompanying condensed consolidated statements of comprehensive income. See Note 8 — Derivative Financial Instruments for additional details regarding the reclassification adjustments for the derivative settlements.

Note 17 — Share-based Compensation

The compensation cost that has been recognized for the Company’s share-based compensation plans for the three months ended March 31, 2026 and 2025 was $42 million and $37 million, respectively. Of these amounts, the portion recognized within transaction and integration expenses on the condensed consolidated statements of comprehensive income was $9 million for the three months ended March 31, 2026 and was not material for the three months ended March 31, 2025.

During the three months ended March 31, 2026, a total of 212,000 shares were issued:

•
199,000 shares related to our acquisition of Newfront; and
•
13,000 shares issued under employee stock compensation plans representing:
o
8,000 shares issued under non-qualified plans; and
o
a net 5,000 shares consisting of 73,000 vested RSUs of which 68,000 were not issued due to net settlements and retirement eligibility provisions.

Additionally, as a result of the Newfront acquisition, 187,000 RSUs and 225,000 RSAs were granted, which includes the 199,000 shares referenced above. See Note 3 — Acquisitions for more information.

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

At March 31, 2026 and 2025, there were approximately 834,000 and 685,000 restricted performance-based stock units outstanding, respectively, and approximately 477,000 and 270,000 restricted time-based stock units outstanding, respectively. In addition, at March 31, 2026, there were approximately 225,000 restricted stock awards outstanding. The Company had no time-based share options or performance-based share options outstanding at March 31, 2026 and 2025.

Basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2026	2025
Net income attributable to WTW	$297	$235

Basic average number of shares outstanding	95	100
Dilutive effect of potentially issuable shares	1	1
Diluted average number of shares outstanding	96	101

Basic earnings per share	$3.12	$2.34
Dilutive effect of potentially issuable shares	(0.02)	(0.01)
Diluted earnings per share	$3.10	$2.33

There were no anti-dilutive restricted stock units or anti-dilutive options for the three months ended March 31, 2026 and 2025.

Note 19 — Supplemental Disclosures of Cash Flow Information

Supplemental disclosures regarding cash flow information are as follows:

	Three months ended March 31,
	2026	2025
Supplemental disclosures of cash flow information:
Cash and cash equivalents	$1,855	$1,507
Fiduciary funds (included in fiduciary assets)	3,550	3,476
Total cash, cash equivalents and restricted cash	$5,405	$4,983

Decrease in cash, cash equivalents and other restricted cash	$(1,260)	$(411)
Increase in fiduciary funds	207	316
Total	$(1,053)	$(95)

Supplemental disclosure of non-cash investing and financing activities:

Fair value of Newfront ordinary shares issued	$63	$—
Fair value of contingent consideration related to acquisition	$18	$—

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

Executive Overview

Impact of Market Conditions on Our Business

Typically, our business benefits from regulatory change, political risk or economic uncertainty. Insurance broking generally tracks the economy, but demand for both insurance broking and advisory services usually remains steady during times of uncertainty. We have some businesses, such as our health and benefits and administration businesses, which can be counter cyclical during the early period of a significant economic change.

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

The markets for our advisory, technology and solutions, and marketplace services are affected by economic, regulatory and legislative changes, technological developments, and increased competition from established and new competitors. We believe that the primary factors in selecting a company with expertise in human resources or risk management include reputation, the ability to provide measurable increases to shareholder value and return on investment, global scale, quality of service and the ability to tailor services to clients’ unique needs. In that regard, we are focused on developing and implementing technology, data and analytic solutions for both internal operations and for maintaining industry standards and meeting client preferences. We have made such investments from time to time and may decide, based on perceived business needs, to make investments in the future that may be different from past practice or our current expectations.

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

Risks and Uncertainties of the Economic Environment

U.S. and global markets are continuing to experience uncertainty, volatility and disruption as a result of uncertain macroeconomic conditions including tariff actions and uncertainties relating to global trade, fluctuations in currency exchange rates, volatility in debt and equity markets, uncertainty around interest rates, softening consumer confidence and labor markets, changes in U.S. policies across a broad range of areas and the speed with which such changes are or may be implemented, and the geopolitical conflicts and tensions in Russia, Ukraine and the Middle East. Although the length and impact of these situations are highly unpredictable, the ongoing uncertainty and volatility of the global economy and capital markets, which has resulted in persistent inflation and fluctuating interest rates in many of the markets in which we operate, could accelerate recessionary pressures and continue to lead to further market disruptions. Further, in addition to the direct impact of the continuing dynamic tariff environment on our business (which we do not expect to be significant, so long as retaliatory actions do not extend to services), the global tariff landscape continues to shift rapidly, creating uncertainty for the business. This uncertainty may be exacerbated by U.S. legislation and other U.S. federal government actions, including the recent decision of the U.S. Supreme Court striking down tariffs imposed under the International Emergency Economic Powers Act. Additionally, indirect impacts from changes in tariffs and other legislative or regulatory developments, such as changes in consumer sentiment, trade relations, economic activity, disruption of U.S. federal government operations, willingness to do business with U.S.-listed firms, inflationary pressures and employee distraction, among others, could also negatively affect our business, operations and financial condition.

These general economic conditions, including inflation, stagflation, political volatility, supply chain disruptions, costs of labor, cost of capital, interest rates, bank stability, credit availability and tax rates, affect not only the cost of and access to liquidity, but also our costs to run and invest in our business, including our operating and general and administrative expenses, and we have no control or limited ability to control such factors. These general economic conditions impact revenue from customers, as well as income from funds we hold on behalf of customers and pension-related income. While parts of our business could benefit from uncertainty or regulatory change, we may see increased caution in spending on services we provide that are more discretionary in nature or where there are alternatives, such as self-insurance. Other parts of our business, such as M&A-related services, may be adversely impacted when there is lower economic activity or transaction volumes.

If our costs grow significantly in excess of our ability to raise revenue, whether as a result of the foregoing global economic factors or otherwise, our margins and results of operations may be materially and adversely impacted and we may not be able to achieve our strategic and financial objectives.

See Part I, Item 1A ‘Risk Factors’ in our Annual Report on Form 10-K, filed with the SEC on February 25, 2026, for a discussion of risks that may affect, among other things, our growth relative to expectation and our ability to achieve our objectives.

Financial Statement Overview

The table below sets forth our summarized condensed consolidated statements of comprehensive income and data as a percentage of revenue for the periods indicated.

	Three Months Ended March 31,
	2026		2025
	($ in millions, except per share data)
Revenue	$2,412	100%	$2,223	100%
Costs of providing services
Salaries and benefits	1,434	59%	1,324	60%
Other operating expenses	385	16%	365	16%
Depreciation	56	2%	54	2%
Amortization	48	2%	48	2%
Transaction and integration expenses	41	2%	—	—%
Total costs of providing services	1,964		1,791
Income from operations	448	19%	432	19%
Interest expense	(77)	(3)%	(65)	(3)%
Other income/(loss), net	5	—%	(64)	(3)%
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	376	16%	303	14%
Provision for income taxes	(70)	(3)%	(65)	(3)%
Interest in earnings of associates, net of tax	(3)	—%	1	—%
Income attributable to non-controlling interests	(6)	—%	(4)	—%
NET INCOME ATTRIBUTABLE TO WTW	$297	12%	$235	11%
Diluted earnings per share	$3.10		$2.33

Consolidated Revenue

Revenue for the three months ended March 31, 2026 was $2.4 billion, compared to $2.2 billion for the three months ended March 31, 2025, an increase of $189 million, or 8%, on an as-reported basis. Adjusting for the impacts of foreign currency and acquisitions and disposals, our organic revenue growth was 3% for the three months ended March 31, 2026. For additional information, please see the section entitled ‘Segment Revenue and Segment Operating Income’ elsewhere within Part I, Item 2 of this Quarterly Report on Form 10-Q.

Our revenue can be materially impacted by changes in currency conversions, which can fluctuate significantly over the course of a calendar year. For the three months ended March 31, 2026, currency translation increased our as-reported consolidated revenue by $100 million. The primary currencies driving this change were the Euro and Pound Sterling.

The following table details our top five markets based on the percentage of consolidated revenue (in U.S. dollars) from the countries where work was performed for the three months ended March 31, 2026. These figures do not represent the currency of the related revenue, which is presented in the next table.

Geographic Region	% of Revenue
United States	41%
United Kingdom	21%
France	8%
Germany	4%
Canada	3%

The table below details the approximate percentage of our revenue and expenses by transactional currency for the three months ended March 31, 2026.

Transactional Currency	Revenue	Expenses (i)
U.S. dollars	48%	46%
Pounds sterling	13%	20%
Euro	22%	15%
Other currencies	17%	19%

(i)
These percentages exclude certain expenses for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. These items include amortization of intangible assets.

The following table sets forth the total revenue for the three months ended March 31, 2026 and 2025, and the components of the change in total revenue for the three months ended March 31, 2026, as compared to the prior-year period. The components of the revenue change may not add due to rounding.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Three Months Ended March 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2026	2025	Change	Impact	Change	Divestitures	Change (i)
	($ in millions)
Revenue	$2,412	$2,223	8%	5%	4%	1%	3%

(i)
Interest income did not contribute to organic change for the three months ended March 31, 2026.

Definitions of Constant Currency Change and Organic Change are included under the section entitled ‘Non-GAAP Financial Measures’ elsewhere within Part I, Item 2 of this Form 10-Q.

Segment Revenue and Segment Operating Income

The segment descriptions below should be read in conjunction with the full descriptions of our businesses contained in Part I, Item 1. ‘Business’, within our Annual Report on Form 10-K, filed with the SEC on February 25, 2026.

Segment revenue excludes amounts that were directly incurred on behalf of our clients and reimbursed by them (reimbursed expenses); however, these amounts are included in consolidated revenue, as required by applicable accounting standards and SEC rules. Segment operating income excludes certain costs, including (i) amortization of intangibles and (ii) certain transaction and integration expenses, and includes certain expense amounts which may be determined on both a direct and allocated basis. See Note 5 – Segment Information within Part I, Item 1 ‘Financial Statements’ of this Quarterly Report on Form 10-Q for more information about how our segment revenue and segment operating income are calculated and for a reconciliation to our GAAP results.

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

HWC is the larger of the two segments of the Company. Addressing four key areas, Health, Wealth, Career and Benefits Delivery & Outsourcing (‘BD&O’), the segment is focused on addressing our clients’ people and risk needs to help them succeed in a global marketplace.

The following table sets forth HWC revenue for the three months ended March 31, 2026 and 2025, and the components of the change in revenue for the three months ended March 31, 2026 from the three months ended March 31, 2025.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Three Months Ended March 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2026	2025	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue excluding interest income	$1,257	$1,158	9%	4%	5%	2%	3%
Interest income	8	7
Total segment revenue	$1,265	$1,165	9%	4%	5%	2%	3%

Segment operating income	$346	$311

HWC segment revenue for the three months ended March 31, 2026 and 2025 was $1.3 billion and $1.2 billion, respectively. Health delivered organic revenue growth driven by strong performance across international markets driven by new business wins and renewals. Wealth generated organic revenue growth supported by higher levels of retirement work across all regions, alongside growth in the Investments business. Career organic revenue declined as clients deferred discretionary work amid geopolitical uncertainty in the Middle East. Career also saw clients delaying projects with a moderation in advisory-related demand in North America, partially offset by growth outside North America. BD&O organic revenue declined modestly, as expanded projects and administration engagements in Outsourcing were offset by lower commissions in Individual Marketplace.

HWC segment operating income for the three months ended March 31, 2026 and 2025 was $346 million and $311 million, respectively. HWC segment operating income increased primarily due to improved operating leverage and expense discipline.

Risk & Broking

The Risk & Broking (‘R&B’) segment provides a broad range of risk advice, insurance brokerage and consulting services to clients worldwide ranging from small businesses to multinational corporations. The segment comprises two primary businesses - Corporate Risk & Broking and Insurance Consulting and Technology.

The following table sets forth R&B revenue for the three months ended March 31, 2026 and 2025, and the components of the change in revenue for the three months ended March 31, 2026 from the three months ended March 31, 2025.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Three Months Ended March 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2026	2025	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue excluding interest income	$1,091	$1,005	9%	6%	3%	1%	2%
Interest income	25	22
Total segment revenue	$1,116	$1,027	9%	6%	3%	1%	2%

Segment operating income	$252	$226

R&B segment revenue for the three months ended March 31, 2026 and 2025 was $1.1 billion and $1.0 billion, respectively. Corporate Risk & Broking had organic revenue growth driven by new business activity and strong client retention globally. Insurance Consulting and Technology delivered organic revenue growth primarily from strong software sales in the Technology practice.

R&B segment operating income for the three months ended March 31, 2026 and 2025 was $252 million and $226 million, respectively. R&B segment operating income increased primarily due to expense discipline and the impact of foreign exchange.

Costs of Providing Services

Total costs of providing services for the three months ended March 31, 2026 were $2.0 billion, compared to $1.8 billion for the three months ended March 31, 2025, an increase of $173 million, or 10%. See the following discussion for further details.

Salaries and Benefits

Salaries and benefits for the three months ended March 31, 2026 were $1.4 billion, compared to $1.3 billion for the three months ended March 31, 2025, an increase of $110 million. The increase in the current year is primarily due to higher salary expense, driven by annual salary increases, and higher benefit costs, primarily increased medical expenses, for the current year.

Salaries and benefits, as a percentage of revenue, represented 59% and 60% for the three months ended March 31, 2026 and 2025, respectively.

Other Operating Expenses

Other operating expenses for the three months ended March 31, 2026 were $385 million, compared to $365 million for the three months ended March 31, 2025, an increase of $20 million. The increase was primarily due to higher professional services costs and increased local office expenses, partially offset by lower non-income-related tax expense for the current year as compared to the prior year.

Depreciation

Depreciation for the three months ended March 31, 2026 was $56 million, compared to $54 million for the three months ended March 31, 2025, an increase of $2 million. The year-over-year increase was due to a higher depreciable base of assets resulting from additional assets placed in service during 2026.

Amortization

Amortization for both the three months ended March 31, 2026 and 2025 was $48 million. Our intangible amortization is generally more heavily weighted to the initial years of the useful lives of the related intangibles, and therefore amortization related to intangible assets will begin to increase over time as a result of our recent and proposed acquisitions.

Transaction and Integration Expenses

Transaction and integration expenses for the three months ended March 31, 2026 were $41 million and primarily included transaction-related costs and incremental share-based compensation attributable to our Newfront acquisition completed during the first quarter of 2026. See Note 3 — Acquisitions and Note 17 — Share-based Compensation for more information.

Income from Operations

Income from operations for the three months ended March 31, 2026 was $448 million, compared to $432 million for the three months ended March 31, 2025, an increase of $16 million. This increase resulted primarily from higher revenue in the current year, partially offset by increased salary expense and benefits costs, and higher transaction and integration expense in the current year, as compared to the prior year.

Interest Expense

Interest expense for the three months ended March 31, 2026 was $77 million, compared to $65 million for the three months ended March 31, 2025, an increase of $12 million. This increase was primarily due to new senior notes issued by the Company during the fourth quarter of 2025.

Other Income/(Loss), Net

Other income/(loss), net for the three months ended March 31, 2026 was income of $5 million, compared to a loss of $64 million for the three months ended March 31, 2025, an increase of $69 million. The increase was due primarily to higher pension income, which resulted from the absence of a significant non-recurring pension settlement cost recognized in the prior year.

Provision for Income Taxes

Provision for income taxes for the three months ended March 31, 2026 was $70 million, compared to $65 million for the three months ended March 31, 2025, an increase of $5 million. The effective tax rate was 18.6% for the three months ended March 31, 2026, and 21.5% for the three months ended March 31, 2025. These effective tax rates are calculated using extended values from our condensed consolidated statements of comprehensive income and are therefore more precise tax rates than can be calculated from rounded values. The current-year effective tax rate is lower primarily due to a discrete tax benefit in the U.K. related to deferred revenue.

Net Income Attributable to WTW

Net income attributable to WTW for the three months ended March 31, 2026 was $297 million, compared to $235 million for the three months ended March 31, 2025, an increase of $62 million. This increase resulted primarily from higher revenue in the current year and higher pension income, partially offset by increased salary expense and benefits costs, and higher transaction and integration expense in the current year as compared to the prior year.

Liquidity and Capital Resources

Executive Summary

Our principal sources of liquidity are funds generated by operating activities, available cash and cash equivalents, amounts available under our revolving credit facility and delayed draw term loan and any new debt offerings.

There has been significant volatility in financial markets, including occasional declines in equity markets, inflation and changes in interest rates and reduced liquidity on a global basis and we expect this volatility could continue, all of which may impact our access to liquidity.

Based on our current balance sheet and cash flows, current market conditions and information available to us at this time, we believe that the Company has access to sufficient liquidity to meet our cash needs for the next twelve months. Including our cash generated from operations, our liquidity also includes all of the borrowing capacity available to draw against our $1.5 billion revolving credit facility and $225 million available to draw against our recently-acquired $775 million delayed draw term loan (the ‘DDTL’). During the first quarter of 2026, we used the net proceeds from our December 2025 $1.0 billion senior notes offering, after deducting underwriter discounts and commissions and estimated offering expenses, to pay the consideration, and related fees, costs and expenses, for our acquisition of Newfront Insurance Holdings, Inc. (‘Newfront’), which was completed on January 27, 2026. In addition, we used borrowings against our DDTL, along with cash on hand, to repay in full the $550 million aggregate principal amount of the 4.400% senior notes due 2026 and related accrued interest (see Note 3 — Acquisitions and Note 9 — Debt within Part I, Item 1 ‘Financial Statements’ of this Quarterly Report on Form 10-Q).

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

During the first quarter of 2026, we repurchased $300 million of our outstanding shares and have authorization to repurchase an additional $992 million under our share repurchase program (as further described below under ‘Share Repurchase Program’). We consider many factors, including market and economic conditions, applicable legal requirements and other business considerations, when considering whether to repurchase shares. Our Share Repurchase Program has no termination date and may be suspended or discontinued at any time.

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

Cash and Cash Equivalents

Our cash and cash equivalents at March 31, 2026 totaled $1.9 billion, compared to $3.1 billion at December 31, 2025. The significant change in cash from December 31, 2025 to March 31, 2026 was primarily due to cash outflows of $792 million associated with our Newfront acquisition, $300 million of share repurchases and $88 million of dividend payments.

Additionally, at March 31, 2026 and December 31, 2025, we had all of the borrowing capacity available to draw against our $1.5 billion revolving credit facility and $225 million available to draw against our recently-acquired $775 million DDTL.

Included within cash and cash equivalents at March 31, 2026 and December 31, 2025 are amounts held for regulatory capital adequacy requirements, including $85 million and $105 million, respectively, within our regulated U.K. entities.

Summarized Condensed Consolidated Cash Flows

The following table presents the summarized condensed consolidated cash flow information for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Net cash (used in)/from:
Operating activities	$(10)	$(35)
Investing activities	(840)	(84)
Financing activities	(203)	24
DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH (i)	(1,053)	(95)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(29)	80
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD (i)	6,487	4,998
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (i)	$5,405	$4,983

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

Cash Flows Used In Operating Activities

Cash flows used in operating activities were $10 million for the three months ended March 31, 2026, compared to cash flows used in operating activities of $35 million for the three months ended March 31, 2025. The $10 million of net cash used in operating activities for the three months ended March 31, 2026 included net income of $303 million and $157 million of favorable non-cash adjustments, partially offset by unfavorable changes in operating assets and liabilities of $470 million. The increase was primarily due to operating margin expansion and the abatement of remaining Transformation program cash outflows (this program was completed in December 2024), offset by increased transaction and integration expenses in the current year as compared to the prior year.

The $35 million of net cash used in operating activities for the three months ended March 31, 2025 included net income of $239 million and $238 million of favorable non-cash adjustments, partially offset by unfavorable changes in operating assets and liabilities of $512 million.

Cash Flows Used In Investing Activities

Cash flows used in investing activities for the three months ended March 31, 2026 were $840 million as compared to $84 million for the three months ended March 31, 2025. The cash flows used in investing activities in the current year were primarily driven by the acquisition of Newfront, as well as capital expenditures, including software additions, partially offset by the sales of available-for-sale securities. The cash flows used in investing activities in the prior year consisted primarily of capital expenditures, including software additions, and purchases of available-for-sale securities.

Cash Flows (Used In)/From Financing Activities

Cash flows used in financing activities for the three months ended March 31, 2026 were $203 million. The significant financing activities included repayments of debt of $551 million, share repurchases of $300 million and dividend payments of $88 million, partially offset by borrowings of other debt of $549 million and net proceeds from fiduciary funds held for clients of $192 million.

Cash flows from financing activities for the three months ended March 31, 2025 were $24 million. The significant financing activities included net proceeds from fiduciary funds held for clients of $315 million, partially offset by share repurchases of $200 million and dividend payments of $88 million.

Indebtedness

Total debt, total equity, and the capitalization ratios at March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
	($ in millions)
Long-term debt	$6,304	$5,756
Current debt	—	550
Total debt	$6,304	$6,306

Total WTW shareholders’ equity	$7,977	$7,976

Capitalization ratio	44.1%	44.2%

For more information regarding our current and long-term debt, please see ‘Supplemental Guarantor Financial Information’ elsewhere within Part I, Item 2 of this Quarterly Report on Form 10-Q.

At March 31, 2026 and December 31, 2025, we were in compliance with all financial covenants.

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

At March 31, 2026 and December 31, 2025, we had fiduciary funds of $4.0 billion and $3.8 billion, respectively.

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

At March 31, 2026, approximately $992 million remained on the current repurchase authority. The maximum number of shares that could be repurchased based on the closing price of our ordinary shares on March 31, 2026 of $290.70 was 3,411,739.

During the three months ended March 31, 2026, the Company had the following share repurchase activity:

Three Months Ended March 31, 2026
Shares repurchased	1,014,334
Average price per share	$295.73
Aggregate repurchase cost (excluding broker costs)	$300 million

Capital Commitments

The Company’s capital expenditures for fixed assets and software were $55 million during the three months ended March 31, 2026. The Company estimates that there will be additional such expenditures in the range of $170 million to $195 million during the remainder of 2026. We currently expect cash from operations to adequately provide for these cash needs. There have been no material changes to our capital commitments since December 31, 2025.

Dividends

Total cash dividends of $88 million were paid during the three months ended March 31, 2026. In February 2026, the board of directors approved a quarterly cash dividend of $0.96 per share ($3.84 per share annualized rate), which was paid on April 15, 2026 to shareholders of record as of March 31, 2026.

Supplemental Guarantor Financial Information

As of March 31, 2026, WTW has issued the following debt securities (the ‘notes’):

a)
Willis North America Inc. (‘Willis North America’) has approximately $5.5 billion senior notes outstanding, of which $1.0 billion were issued on September 10, 2018, $1.0 billion were issued on September 10, 2019, $275 million were issued on May 29, 2020, $750 million were issued on May 19, 2022, $750 million were issued on May 17, 2023, $750 million were issued on March 5, 2024 and $1.0 billion were issued on December 22, 2025, and has $550 million outstanding under a $775 million DDTL; and
b)
Trinity Acquisition plc has approximately $275 million senior notes outstanding, which were issued on August 15, 2013, and a $1.5 billion revolving credit facility, on which no balance was outstanding at March 31, 2026.

The following table presents a summary of the entities that issue each note and those wholly-owned subsidiaries of the Company that guarantee each respective note on a joint and several basis as of March 31, 2026. These subsidiaries are all consolidated by Willis Towers Watson plc (the ‘parent company’) and together with the parent company comprise the ‘Obligor group’.

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
•
rank equally with the issuer’s guarantee of all of the existing senior debt of the Company and the other guarantors, including any debt under the $1.5 billion revolving credit facility and any debt under the DDTL;
•
are senior in right of payment to all of the issuer’s future subordinated debt; and
•
are effectively subordinated to all of the issuer’s secured debt to the extent of the value of the assets securing such debt.

All other subsidiaries of the parent company are non-guarantor subsidiaries (‘the non-guarantor subsidiaries’).

Each member of the Obligor group has only a stockholder’s claim on the assets of the non-guarantor subsidiaries. This stockholder’s claim is junior to the claims that creditors have against those non-guarantor subsidiaries. Holders of the notes will only be creditors of the Obligor group and not creditors of the non-guarantor subsidiaries. As a result, all of the existing and future liabilities of the non-guarantor subsidiaries, including any claims of trade creditors and preferred stockholders, will be structurally senior to the notes. As of and for the periods ended March 31, 2026 and December 31, 2025, the non-guarantor subsidiaries represented substantially all of the total assets and accounted for substantially all of the total revenue of the Company prior to consolidating adjustments. The non-guarantor subsidiaries have other liabilities, including contingent liabilities that may be significant. Each indenture does not contain any limitations on the amount of additional debt that the Obligor group and the non-guarantor subsidiaries may incur. The amounts of this debt could be substantial, and this debt may be debt of the non-guarantor subsidiaries, in which case this debt would be effectively senior in right of payment to the notes.

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

Intercompany balances and transactions between members of the Obligor group have been eliminated. All intercompany balances and transactions between the Obligor group and the non-guarantor subsidiaries have been presented in the disclosures below on a net presentation basis, rather than a gross basis, as this better reflects the nature of the intercompany positions and presents the funding or funded position that is to be received or owed. The intercompany balances and transactions between the Obligor group and non-guarantor subsidiaries, presented below, relate to a number of items including loan funding for acquisitions and other purposes, transfers of surplus cash between subsidiary companies, funding provided for working capital purposes, settlement of expense accounts, transactions related to share-based payment arrangements and share issuances, intercompany royalty and related arrangements, intercompany dividends and intercompany interest. At March 31, 2026 and December 31, 2025, the intercompany balances of the Obligor group with non-guarantor subsidiaries were net receivables of $1.8 billion and $1.9 billion, respectively, and net payables of $17.1 billion and $16.3 billion, respectively.

No balances or transactions of non-guarantor subsidiaries are presented in the disclosures other than the intercompany items noted above.

Presented below is certain summarized financial information for the Obligor group.

`	As of March 31, 2026	As of December 31, 2025
	(in millions)
Total current assets	$405	$398
Total non-current assets	1,888	1,931
Total current liabilities	8,085	7,733
Total non-current liabilities	15,646	15,068

Three months ended March 31, 2026
(in millions)
Revenue	$626
Income from operations	532
Income from operations before income taxes and interest in earnings of associates (i)	253
Net income	292
Net income attributable to WTW	292

(i)
Includes intercompany expense, net of the Obligor group from non-guarantor subsidiaries of $129 million for the three months ended March 31, 2026.

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

Within the measures referred to as ‘adjusted’, we adjust for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. Some of these items may not be applicable for the current quarter, however they may be part of our full-year results. Additionally, we have historically adjusted for certain items which are not described below, but for which we may adjust in a future period when applicable. Items applicable to the quarter or full year results, or the comparable periods, include the following:

•
Transaction and integration expenses – Management believes it is appropriate to adjust for significant acquisition-related transaction and integration expenses including changes in significant estimated acquisition earnouts payable and acquisition-related compensation charges. We believe the adjustment is necessary to present how the Company is performing, both now and in the future when the incurrence of these costs will have concluded.
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

A reconciliation of the as-reported change to the constant currency and organic changes for the three months ended March 31, 2026 from the three months ended March 31, 2025 is as follows. The components of revenue change may not add due to rounding.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Three Months Ended March 31,		Reported	Currency	Currency	Acquisitions/	Organic
	2026	2025	Change	Impact	Change	Divestitures	Change (i)
	($ in millions)
Revenue	$2,412	$2,223	8%	5%	4%	1%	3%

(i)
Interest income did not contribute to organic change for the three months ended March 31, 2026.

For the three months ended March 31, 2026, our as-reported revenue increased by $189 million, or 8% and our organic revenue grew by 3%. For additional information, please see the section entitled ‘Segment Revenue and Segment Operating Income’ elsewhere within Part I, Item 2 of this Quarterly Report on Form 10-Q.

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

Reconciliations of income from operations to adjusted operating income for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Income from operations	$448	$432
Adjusted for certain items:
Amortization	48	48
Transaction and integration expenses	41	—
Adjusted operating income	$537	$480

Income from operations margin	18.6%	19.4%
Adjusted operating income margin	22.3%	21.6%

Adjusted operating income increased for the three months ended March 31, 2026 to $537 million, from $480 million for the three months ended March 31, 2025. This increase resulted primarily from higher revenue in the current year, partially offset by higher salary expense and benefits costs in the current year as compared to the prior year.

Adjusted EBITDA/Margin

We consider adjusted EBITDA/margin to be important financial measures, which are used internally to evaluate and assess our core operations, to benchmark our operating results against our competitors and to evaluate and measure our performance-based compensation plans.

Adjusted EBITDA is defined as net income adjusted for provision for income taxes, interest expense, depreciation and amortization, transaction and integration expenses, gains and losses on disposals of operations, net periodic pension and postretirement benefits, and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results. Adjusted EBITDA margin is calculated by dividing adjusted EBITDA by revenue.

Reconciliations of net income to adjusted EBITDA for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
	2026	2025
	(in millions)
NET INCOME	$303	$239
Provision for income taxes	70	65
Interest expense	77	65
Depreciation	56	54
Amortization	48	48
Transaction and integration expenses	41	—
Net periodic pension and postretirement benefits	(6)	75
Gain on disposal of operations	—	(14)
Adjusted EBITDA	$589	$532

Net income margin	12.6%	10.8%
Adjusted EBITDA margin	24.4%	23.9%

Adjusted EBITDA for the three months ended March 31, 2026 was $589 million, compared to $532 million for the three months ended March 31, 2025. This increase resulted primarily from higher revenue in the current year, partially offset by higher salary expense and benefits costs in the current year as compared to the prior year.

Adjusted Net Income and Adjusted Diluted Earnings Per Share

Adjusted net income is defined as net income attributable to WTW adjusted for amortization, transaction and integration expenses, gains and losses on disposals of operations, net periodic pension and postretirement benefits, and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results and the related tax effect of those adjustments and the tax effects of significant adjustments. This measure is used solely for the purpose of calculating adjusted diluted earnings per share.

Adjusted diluted earnings per share is defined as adjusted net income divided by the weighted-average number of ordinary shares, diluted. Adjusted diluted earnings per share is used to internally evaluate and assess our core operations and to benchmark our operating results against our competitors.

Reconciliations of net income attributable to WTW to adjusted diluted earnings per share for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
	2026	2025
	($ in millions)
NET INCOME ATTRIBUTABLE TO WTW	$297	$235
Adjusted for certain items:
Amortization	48	48
Transaction and integration expenses	41	—
Net periodic pension and postretirement benefits	(6)	75
Gain on disposal of operations	—	(14)
Tax effect on certain items listed above (i)	(23)	(28)
Adjusted net income	$357	$316

Weighted-average ordinary shares — diluted	96	101

Diluted earnings per share	$3.10	$2.33
Adjusted for certain items (ii) :
Amortization	0.50	0.48
Transaction and integration expenses	0.43	—
Net periodic pension and postretirement benefits	(0.06)	0.74
Gain on disposal of operations	—	(0.14)
Tax effect on certain items listed above (i)	(0.24)	(0.28)
Adjusted diluted earnings per share	$3.72	$3.13

(i)
The tax effect was calculated using an effective tax rate for each item.
(ii)
Per share values and totals may differ due to rounding.

Our adjusted diluted earnings per share increased for the three months ended March 31, 2026 as compared to the prior year due in part to a lower weighted-average outstanding share count due to our share repurchase activity over the last year, however primarily resulted from higher revenue in the current year, partially offset by higher salary expense and benefits costs in the current year as compared to the prior year.

Adjusted Income Before Taxes and Adjusted Income Taxes/Tax Rate

Adjusted income before taxes is defined as income from operations before income taxes and interest in earnings of associates adjusted for amortization, transaction and integration expenses, gains and losses on disposals of operations, net periodic pension and postretirement benefits, and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results. Adjusted income before taxes is used solely for the purpose of calculating the adjusted income tax rate.

Adjusted income taxes/tax rate is defined as the provision for income taxes adjusted for taxes on certain items of amortization, transaction and integration expenses, gains and losses on disposals of operations, net periodic pension and postretirement benefits, the tax effects of significant adjustments and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results, divided by adjusted income before taxes. Adjusted income taxes is used solely for the purpose of calculating the adjusted income tax rate.

Management believes that the adjusted income tax rate presents a rate that is more closely aligned to the rate that we would incur if not for the reduction of pre-tax income for the adjusted items and the tax effects of significant adjustments, which are not core to our current and future operations.

Reconciliations of income from operations before income taxes and interest in earnings of associates to adjusted income before taxes and provision for income taxes to adjusted income taxes for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
	2026	2025
	($ in millions)
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	$376	$303
Adjusted for certain items:
Amortization	48	48
Transaction and integration expenses	41	—
Net periodic pension and postretirement benefits	(6)	75
Gain on disposal of operations	—	(14)
Adjusted income before taxes	$459	$412

Provision for income taxes	$70	$65
Tax effect on certain items listed above (i)	23	28
Adjusted income taxes	$93	$93

U.S. GAAP tax rate	18.6%	21.5%
Adjusted income tax rate	20.3%	22.7%

(i)
The tax effect was calculated using an effective tax rate for each item.

Our U.S. GAAP tax rates were 18.6% and 21.5% for the three months ended March 31, 2026 and 2025, respectively, and our adjusted income tax rates were 20.3% and 22.7% for the three months ended March 31, 2026 and 2025, respectively. The current-year effective tax rates are lower primarily due to a discrete tax benefit in the U.K. related to deferred revenue.

Free Cash Flow

Free cash flow is defined as cash flows from/(used in) operating activities less cash used to purchase fixed assets and software. Management believes that free cash flow presents the core operating performance and cash generating capabilities of our business operations.

Reconciliations of cash flows used in operating activities to free cash flow for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Cash flows used in operating activities	$(10)	$(35)
Less: Additions to fixed assets and software	(55)	(51)
Free cash flow	$(65)	$(86)

The increase was primarily due to operating margin expansion and the abatement of remaining Transformation program cash outflows (this program was completed in December 2024), offset by increased transaction and integration expenses in the current year as compared to the prior year.

Critical Accounting Estimates

There were no material changes from the Critical Accounting Estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 25, 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have considered changes in our exposure to market risks during the three months ended March 31, 2026 and have determined that there have been no material changes to our exposure to market risks from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 25, 2026. However, we have provided the following information to supplement or update our disclosures on our Form 10-K.

The Company has a global investment policy which is designed to ensure that we maintain diversification of our cash investments throughout the world in order to minimize the risk of loss due to a counterparty failure.

Interest Income on Fiduciary Funds

As described in our Annual Report on Form 10-K, we are exposed to interest rate risk. Specifically, as a result of our operating activities, we receive cash for premiums and claims which we deposit in high-quality bank term deposit and money market funds, on which we earn interest, where permitted. We also hold funds for clients of our benefits accounts businesses. For the benefit funds not invested, cash and cash equivalents are held, on which we earn interest, until the funds are directed by plan participants to either be invested in mutual funds or paid out on their behalf. This interest earned is included in our condensed consolidated financial statements as interest income. These funds are regulated in terms of access and the instruments in which they may be invested, most of which are short-term in maturity. Short-term rates in most major currencies continued to decrease in 2025 from end-of-2024 levels, with many central banks reducing rates throughout the period. Our interest income in 2025 reflected a combination of lower average interest rates over the course of 2025 offset with some increases in our invested cash balances. Through the first quarter of 2026, short-term rates have remained in line with expectations. Significant economic uncertainty prevails at this time, and the timing and magnitude of future central bank rate changes are uncertain. As to be expected, interest income in the future will be a function of the short-term rates we are able to obtain by currency and the cash balances available to invest. Interest income was $40 million and $39 million for the three months ended March 31, 2026 and 2025, respectively. At March 31, 2026, we held $2.9 billion of fiduciary funds invested in interest-bearing accounts. If short-term interest rates increased or decreased by 25 basis points, interest earned on these invested fiduciary funds, and therefore our interest income recognized, would increase or decrease by approximately $7 million on an annualized basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (‘CEO’) and the Chief Financial Officer (‘CFO’), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘Exchange Act’). Based upon that evaluation, our management, including the CEO and CFO, concluded that the our disclosure controls and procedures are effective in providing reasonable assurance that the information required to be included in the periodic reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including the CEO and the CFO, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1 regarding our legal proceedings is incorporated by reference herein from Part I, Item 1 Note 13 — Commitments and Contingencies - Legal Proceedings of the notes to the condensed consolidated financial statements in this Form 10-Q for the quarter ended March 31, 2026.

ITEM 1A. RISK FACTORS

There are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K, filed with the SEC on February 25, 2026. We urge you to read the risk factors contained therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On March 31, 2026, in connection with the acquisition of Newfront, the Company issued an aggregate of 199,028 ordinary shares, subject to vesting and transfer restrictions, to trusts established by certain key employees of Newfront. The securities were issued without registration in reliance on Section 4(a)(2) of the Securities Act as a sale by the Company not involving a public offering.

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

The following table presents specified information about the Company’s repurchases of its shares in the first quarter of 2026 and the Company’s remaining repurchase authority.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2026 through January 31, 2026	24,885	$325.39	24,885	4,401,188
February 1, 2026 through February 28, 2026	601,945	$295.84	601,945	3,799,243
March 1, 2026 through March 31, 2026	387,504	$293.64	387,504	3,411,739
	1,014,334	$295.73	1,014,334

At March 31, 2026 the maximum number of shares that may yet be purchased under the existing share repurchase plan is 3,411,739, with approximately $992 million remaining on the current open-ended repurchase authority granted by the board. An estimate of the maximum number of shares under the existing authorities was determined using the closing price of our ordinary shares on March 31, 2026 of $290.70.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the quarter ended March 31, 2026, none of the Company’s directors and officers adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any ‘non-Rule 10b5-1 trading arrangement’ as defined under Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Schedule/ Form	Exhibit	Filing Date	Filed Herewith
10.1†	Willis Towers Watson Public Limited Company 2012 Equity Incentive Plan (as amended and restated March 31, 2026).				X
10.2†	Form of 2026 Time-Based Restricted Share Unit Award Agreement for Executive Officers under the Willis Towers Watson 2012 Equity Incentive Plan, as Amended and Restated.				X
10.3†	Form of 2026 Performance-Based Restricted Share Unit Award Agreement for Executive Officers under the Willis Towers Watson 2012 Equity Incentive Plan, as Amended and Restated.				X
22.1	List of Issuers and Guarantor Subsidiaries.				X
31.1	Certification of the Registrant’s Chief Executive Officer, Carl A. Hess, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.				X
31.2	Certification of the Registrant’s Chief Financial Officer, Andrew J. Krasner, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.				X
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

Willis Towers Watson Public Limited Company
(Registrant)

/s/ Carl A. Hess		April 30, 2026
Name:	Carl A. Hess	Date
Title:	Chief Executive Officer

/s/ Andrew J. Krasner		April 30, 2026
Name:	Andrew J. Krasner	Date
Title:	Chief Financial Officer

/s/ Joseph S. Kurpis		April 30, 2026
Name:	Joseph S. Kurpis	Date
Title:	Principal Accounting Officer and Controller