Form 10-Q
period 2026-06-30
WILLIS TOWERS WATSON PLC
filed 2026-07-30
CIK 1140536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 27, 2026, there were outstanding 92,871,937 ordinary shares, nominal value $0.000304635 per share, of the registrant.

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

INDEX TO FORM 10-Q

For the Three and Six Months Ended June 30, 2026

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

Disclaimer Regarding Forward-looking Statements

We have included in this document ‘forward-looking statements’ within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. These forward-looking statements include information about possible or assumed future results of our operations or certain considerations relating to our future results. All statements, other than statements of historical facts, that address activities, events or developments that we expect or anticipate may occur in the future, including such things as: our outlook; the potential impact of natural or man-made disasters like health pandemics and other world health crises; the impact of macroeconomic trends, including inflation, changes in interest rates, trade policies and other geopolitical risks; future capital expenditures; ongoing working capital efforts; future share repurchases; financial results (including our revenue, costs or margins) and the impact of changes to tax laws on our financial results; existing and evolving business strategies; our indebtedness; our ability to execute strategic transactions, including both acquisitions and dispositions, including our ability to receive adequate consideration or any earnout proceeds in return for any dispositions or integrate or manage acquired businesses (such as our recent acquisitions of Newfront Insurance Holdings, Inc. and Cushon) or effect internal reorganizations; demand for our services and competitive strengths; strategic goals; the benefits of new initiatives or investments in technology; growth of our business and operations; the sustained health of our product, service, transaction, client, and talent assessment and management pipelines; our ability to successfully manage ongoing leadership, organizational and technology changes, including investments in improving systems and processes; our ability to implement and realize anticipated benefits of any cost-savings or investment initiatives including our newly launched artificial intelligence acceleration plan (the ‘Plan’); our cybersecurity and privacy processes; our application of artificial intelligence technologies throughout our business and our ability to compete with artificial intelligence technologies offered by new or existing competitors; our ability to protect our intellectual property; our compliance with laws and regulations; risks associated with being an Irish-incorporated company; our recognition of future impairment charges; and plans and references to future successes, including our future financial and operating results, short-term and long-term financial goals, plans, objectives, expectations and intentions, including with respect to free cash flow generation, adjusted net income, adjusted operating margin and adjusted earnings per share, are forward-looking statements. Also, when we use words such as ‘may’, ‘will’, ‘would’, ‘anticipate’, ‘believe’, ‘estimate’, ‘expect’, ‘intend’, ‘plan’, ‘continues’, ‘seek’, ‘target’, ‘goal’, ‘focus’, ‘probably’, or similar expressions, we are making forward-looking statements. Such statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. All forward-looking disclosure is speculative by its nature.

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
•
the effect of competitive products (including those incorporating artificial intelligence) and pricing, including the level of success of new product developments and related global expansion;
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
•
the risks relating to the implementation of the Plan;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Statements of Comprehensive Income

(In millions of U.S. dollars, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$2,466	$2,261	$4,878	$4,484
Costs of providing services
Salaries and benefits	1,551	1,449	2,985	2,773
Other operating expenses	380	336	765	701
Depreciation	55	57	111	111
Amortization	55	49	103	97
Transaction and integration expenses	61	2	102	2
Total costs of providing services	2,102	1,893	4,066	3,684
Income from operations	364	368	812	800
Interest expense	(78)	(64)	(155)	(129)
Other income/(loss), net	6	9	11	(55)
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	292	313	668	616
(Provision for)/benefit from income taxes	(57)	21	(127)	(44)
INCOME FROM OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	235	334	541	572
Interests in earnings of associates, net of tax	(4)	(2)	(7)	(1)
NET INCOME	231	332	534	571
Income attributable to non-controlling interests	(2)	(1)	(8)	(5)
NET INCOME ATTRIBUTABLE TO WTW	$229	$331	$526	$566

EARNINGS PER SHARE
Basic earnings per share	$2.43	$3.34	$5.55	$5.68
Diluted earnings per share	$2.43	$3.32	$5.53	$5.64

Comprehensive income before non-controlling interests	$252	$561	$519	$1,023
Comprehensive income attributable to non-controlling interests	(2)	(1)	(8)	(5)
Comprehensive income attributable to WTW	$250	$560	$511	$1,018

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Balance Sheets

(In millions of U.S. dollars, except share data)

(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$1,627	$3,132
Fiduciary assets	11,846	10,445
Accounts receivable, net	2,603	2,702
Prepaid and other current assets	669	595
Total current assets	16,745	16,874
Fixed assets, net	675	695
Goodwill	9,735	8,938
Other intangible assets, net	1,444	1,141
Right-of-use assets	474	487
Pension benefits assets	558	529
Other non-current assets	928	866
Total non-current assets	13,814	12,656
TOTAL ASSETS	$30,559	$29,530
LIABILITIES AND EQUITY
Fiduciary liabilities	$11,846	$10,445
Deferred revenue and accrued expenses	1,766	2,087
Current debt	749	550
Current lease liabilities	117	125
Other current liabilities	767	797
Total current liabilities	15,245	14,004
Long-term debt	5,781	5,756
Liability for pension benefits	610	660
Provision for liabilities	359	340
Long-term lease liabilities	454	472
Other non-current liabilities	340	246
Total non-current liabilities	7,544	7,474
TOTAL LIABILITIES	22,789	21,478
COMMITMENTS AND CONTINGENCIES
EQUITY (i)
Additional paid-in capital	11,236	11,106
Accumulated deficit	(699)	(296)
Accumulated other comprehensive loss, net of tax	(2,849)	(2,834)
Total WTW shareholders’ equity	7,688	7,976
Non-controlling interests	82	76
Total equity	7,770	8,052
TOTAL LIABILITIES AND EQUITY	$30,559	$29,530

(i)
Equity includes (a) Ordinary shares $0.000304635 nominal value; Authorized 1,510,003,775; Issued 93,003,869 (2026) and 95,079,835 (2025); Outstanding 93,003,869 (2026) and 95,079,835 (2025) and (b) Preference shares, $0.000115 nominal value; Authorized 1,000,000,000 and Issued none in 2026 and 2025.

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Statements of Cash Flows

(In millions of U.S. dollars)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$534	$571
Adjustments to reconcile net income to total net cash from operating activities:
Depreciation	111	111
Amortization	103	97
Non-cash lease expense	50	47
Net periodic cost of defined benefit pension plans	14	94
Provision for doubtful receivables from clients	10	7
Benefit from deferred income taxes	(42)	(70)
Share-based compensation	109	68
Gain on disposal of operations	—	(14)
Non-cash foreign exchange (gain)/loss	(16)	30
Other, net	31	18
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable	121	225
Other assets	(97)	(99)
Other liabilities	(475)	(778)
Provisions	21	19
Net cash from operating activities	474	326
CASH FLOWS (USED IN)/FROM INVESTING ACTIVITIES
Additions to fixed assets and software	(114)	(109)
Acquisitions of operations, net of cash acquired	(1,039)	(14)
Contributions to investments in associates	(23)	(8)
Net proceeds from sale of operations	—	836
Net purchases of held-to-maturity securities	—	(50)
Net purchases of available-for-sale securities	—	(43)
Net cash (used in)/from investing activities	(1,176)	612
CASH FLOWS USED IN FINANCING ACTIVITIES
Borrowing of other debt	775	—
Debt issuance costs	(4)	—
Repayments of debt	(552)	(2)
Repurchase of shares	(750)	(700)
Net proceeds from fiduciary funds held for clients	159	141
Payments of deferred and contingent consideration related to acquisitions	(2)	(15)
Cash paid for employee taxes on withholding shares	(57)	(43)
Dividends paid	(178)	(179)
Acquisitions of and dividends paid to non-controlling interests	(2)	(2)
Net cash used in financing activities	(611)	(800)
(DECREASE)/INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH (i)	(1,313)	138
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(34)	207
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD (i)	6,487	4,998
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (i)	$5,140	$5,343

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

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Statements of Changes in Equity

(In millions of U.S. dollars and number of shares in thousands)

(Unaudited)

	Six Months Ended June 30, 2026
	Shares outstanding	Additional paid-in capital	Retained earnings/ (accumulated deficit)	AOCL (i)	Total WTW shareholders’ equity	Non-controlling interests	Total equity
Balance as of December 31, 2025	95,080	$11,106	$(296)	$(2,834)	$7,976	$76	$8,052
Shares repurchased	(1,014)	—	(300)	—	(300)	—	(300)
Net income	—	—	297	—	297	6	303
Dividends declared ($0.96 per share)	—	—	(93)	—	(93)	—	(93)
Other comprehensive loss	—	—	—	(36)	(36)	—	(36)
Issuance of shares under employee stock compensation plans	13	—	—	—	—	—	—
Share-based compensation and net settlements	—	38	—	—	38	—	38
Acquisition of Newfront (ii)	199	93	—	—	93	—	93
Foreign currency translation	—	2	—	—	2	—	2
Balance as of March 31, 2026	94,278	$11,239	$(392)	$(2,870)	$7,977	$82	$8,059
Shares repurchased	(1,734)	—	(450)	—	(450)	—	(450)
Net income	—	—	229	—	229	2	231
Dividends declared ($0.96 per share)	—	—	(86)	—	(86)	(2)	(88)
Other comprehensive income	—	—	—	21	21	—	21
Issuance of shares under employee stock compensation plans	434	—	—	—	—	—	—
Share-based compensation and net settlements	—	16	—	—	16	—	16
Acquisition of Newfront (ii)	26	(18)	—	—	(18)	—	(18)
Foreign currency translation	—	(1)	—	—	(1)	—	(1)
Balance as of June 30, 2026	93,004	$11,236	$(699)	$(2,849)	$7,688	$82	$7,770

(i)
Accumulated other comprehensive loss, net of tax (‘AOCL’).
(ii)
As part of the acquisition of Newfront, in the first quarter, 199,028 ordinary shares were issued to certain award holders. Additionally, $93 million was allocated to pre-combination service for all replaced share-based compensation awards. In the second quarter, 26,353 ordinary shares were issued and the estimate of pre-combination service for all replaced share-based compensation awards was revised downwards. See Note 3 — Acquisitions.

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

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts in millions of U.S. dollars, except per share data)

(Unaudited)

Note 1 — Nature of Operations

Willis Towers Watson Public Limited Company is a leading global advisory, broking and solutions company that provides data-driven, insight-led solutions in the areas of people, risk and capital. The Company has approximately 48,100 colleagues serving more than 140 countries and markets.

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

The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results that can be expected for the entire year. The Company experiences seasonal fluctuations of its revenue. Revenue is typically higher during the Company’s first and fourth quarters due primarily to the timing of broking-related activities. The results reflect certain estimates and assumptions made by management, including those estimates used in calculating acquisition consideration and fair value of tangible and intangible assets and acquisition-related liabilities, professional liability claims, estimated bonuses, valuation of billed and unbilled receivables, and anticipated tax liabilities that affect the amounts reported in the condensed consolidated financial statements and related notes.

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

As part of the replacement of the share-based compensation awards and stock of Newfront which were held by Newfront employees and trusts held by certain key employees of Newfront, the Company granted approximately 225,000 restricted stock awards (‘RSAs’) subject to vesting and transfer restrictions. In the first quarter of 2026, the Company issued an aggregate of approximately 199,000 RSAs as ordinary shares, subject to vesting and transfer restrictions, via private placement (outside of the Willis Towers Watson Public Limited Company 2012 Equity Incentive Plan (the ‘Plan’)) to trusts established by certain key employees of Newfront. The remaining approximately 26,000 RSAs were issued pursuant to the Plan during the second quarter of 2026.

In addition to the RSAs, the Company granted approximately 187,000 restricted stock units (‘RSUs’), the majority of which were granted during the first quarter of 2026 under the Plan. The remaining approximately 3,000 RSUs were granted during the second quarter of 2026 via private placement (outside of the Plan) to trusts established by certain key employees of Newfront. All RSUs granted are subject to vesting and transfer restrictions.

A summary of preliminary fair values of the Newfront identifiable assets acquired and liabilities assumed at January 27, 2026 are summarized in the following table. We have prepared analyses necessary to assess the fair values of the assets acquired and liabilities assumed and the amount of goodwill and consideration to be recognized as of the acquisition date. These fair values were based on management’s estimates and assumptions, but are preliminary in nature and are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date. Accordingly, there may be adjustments to the assigned values of acquired assets and liabilities assumed. The final determination of acquisition date fair values and residual goodwill will be completed as soon as practicable, and within the measurement period of up to one year from the acquisition date as permitted under U.S. GAAP. Any adjustments to provisional amounts that are identified during the measurement period will be recorded in the reporting period in which the adjustment is determined.

During the second quarter of 2026, the Company made adjustments to its preliminary fair values related to the valuation of consideration transferred in the form of share-based compensation and contingent consideration, and adjusted both the values of intangible assets, deferred taxes and goodwill.

Cash and cash equivalents	$95
Fiduciary assets	42
Accounts receivable, net	41
Prepaid and other current assets	7
Right-of-use assets	4
Intangible assets	264
Goodwill	682
Other noncurrent assets	3
Deferred revenue and accrued expenses	(28)
Fiduciary liabilities	(42)
Other current liabilities	(7)
Deferred tax liabilities	(6)
Lease liabilities	(4)
Net assets acquired	$1,051

Preliminary values of intangible assets consist primarily of $209 million of customer relationships and $55 million of developed software, with preliminary weighted-average expected lives of 13 years and 7 years, respectively.

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

Cushon Acquisition

On April 30, 2026, the Company completed the acquisition of Cushon, a workplace pensions, savings and financial well-being company, for cash consideration of £150 million, subject to working capital and other adjustments, and contingent consideration of up to £100 million. The Company funded the acquisition with the remaining available balance on the delayed draw term loan (see Note 9 — Debt for additional information). Cushon operates as part of our Health, Wealth & Career (Benefits Delivery & Outsourcing) segment.

A summary of preliminary fair values of the identifiable assets acquired and liabilities assumed of Cushon at April 30, 2026 are summarized in the following table. We have prepared analyses necessary to assess the fair values of the assets acquired and liabilities assumed and the amount of goodwill and consideration to be recognized as of the acquisition date. These fair values were based on management’s estimates and assumptions, but are preliminary in nature and are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date. Accordingly, there may be adjustments to the assigned values of acquired assets and liabilities assumed. The final determination of acquisition date fair values and residual goodwill will be completed as soon as practicable, and within the measurement period of up to one year from the acquisition date as permitted under U.S. GAAP. Any adjustments to provisional amounts that are identified during the measurement period will be recorded in the reporting period in which the adjustment is determined.

Cash and cash equivalents	$12
Accounts receivable, net	3
Prepaid and other current assets	18
Intangible assets	111
Goodwill	131
Deferred revenue and accrued expenses	(10)
Other current liabilities	(1)
Deferred tax liabilities	(28)
Net assets acquired	$236

Preliminary values of intangible assets consist primarily of $58 million of customer relationships, $49 million of developed software and $4 million of trade names with preliminary weighted-average expected lives of 20 years, 5 years and 10 years, respectively.

Goodwill is calculated as the difference between the aggregate consideration and the acquisition date fair value of the net assets acquired, including acquired intangible assets, and represents the value of Cushon’s assembled workforce and the future economic benefits that we expect to achieve as a result of the acquisition. None of the goodwill recognized on the transaction is tax-deductible.

Pending Acquisition

Al-Futtaim Willis — On May 2, 2025, the Company entered into a definitive agreement to acquire the remaining 51% controlling interest of its longstanding broking joint venture, Al-Futtaim Willis (‘AFW’), based in the United Arab Emirates, for cash consideration of $58 million, subject to certain adjustments. The results of AFW are currently included in interest in earnings of associates, net of tax, on the condensed consolidated statements of comprehensive income, but will be fully consolidated after the close of the transaction. The transaction is expected to close during the second half of 2026, subject to receipt of certain regulatory approvals and other customary closing conditions.

Other

Additionally, during the six months ended June 30, 2026 the Company made contributions to interests in associates accounted for under the equity method of accounting in cash payments of $23 million and made acquisitions for cash consideration of $42 million and related contingent consideration valued at $6 million.

Note 4 — Revenue

Disaggregation of Revenue

The Company reports revenue by segment in Note 5 — Segment Information. The following tables present revenue by service offering and segment, as well as reconciliations to total revenue for the three and six months ended June 30, 2026 and 2025. Along with reimbursable expenses and other, total revenue by service offering represents our revenue from customer contracts.

	Three Months Ended June 30,
	HWC		R&B		Corporate (i)		Total
	2026	2025	2026	2025	2026	2025	2026	2025
Broking	$161	$150	$946	$846	$—	$—	$1,107	$996
Consulting	745	704	109	99	—	1	854	804
Outsourced administration	288	240	16	17	—	—	304	257
Other	68	78	66	57	—	—	134	135
Total revenue by service offering	1,262	1,172	1,137	1,019	—	1	2,399	2,192
Reimbursable expenses and other (i)	22	18	4	3	3	2	29	23
Total revenue from customer contracts	$1,284	$1,190	$1,141	$1,022	$3	$3	$2,428	$2,215
Interest and other income	8	8	27	28	3	10	38	46
Total revenue	$1,292	$1,198	$1,168	$1,050	$6	$13	$2,466	$2,261

	Six Months Ended June 30,
	HWC		R&B		Corporate (i)		Total
	2026	2025	2026	2025	2026	2025	2026	2025
Broking	$345	$296	$1,795	$1,636	$—	$—	$2,140	$1,932
Consulting	1,476	1,383	237	218	2	1	1,715	1,602
Outsourced administration	566	508	36	38	—	—	602	546
Other	131	141	152	130	—	—	283	271
Total revenue by service offering	2,518	2,328	2,220	2,022	2	1	4,740	4,351
Reimbursable expenses and other (i)	41	35	7	6	3	3	51	44
Total revenue from customer contracts	$2,559	$2,363	$2,227	$2,028	$5	$4	$4,791	$4,395
Interest and other income	17	17	60	52	10	20	87	89
Total revenue	$2,576	$2,380	$2,287	$2,080	$15	$24	$4,878	$4,484

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

Interest and other income is included in segment revenue and total revenue, however it has been presented separately in the above table because it does not arise directly from contracts with customers. The significant components of interest and other income are as follows for the periods presented above:

	Three Months Ended June 30,
	HWC		R&B		Corporate		Total
	2026	2025	2026	2025	2026	2025	2026	2025
Book-of-business settlements	$1	$—	$3	$3	$—	$—	$4	$3
Interest income	7	7	24	23	2	10	33	40
Other income	—	1	—	2	1	—	1	3
Total interest and other income	$8	$8	$27	$28	$3	$10	$38	$46

	Six Months Ended June 30,
	HWC		R&B		Corporate		Total
	2026	2025	2026	2025	2026	2025	2026	2025
Book-of-business settlements	$2	$2	$10	$3	$—	$—	$12	$5
Interest income	15	14	49	45	9	20	73	79
Other income	—	1	1	4	1	—	2	5
Total interest and other income	$17	$17	$60	$52	$10	$20	$87	$89

The following tables present revenue from service offerings by the geography where our work was performed for the three and six months ended June 30, 2026 and 2025. Reconciliations to total revenue on our condensed consolidated statements of comprehensive income and to segment revenue are shown in the tables above.

	Three Months Ended June 30,
	HWC		R&B		Corporate		Total
	2026	2025	2026	2025	2026	2025	2026	2025
North America	$712	$665	$469	$401	$—	$1	$1,181	$1,067
Europe	419	392	488	454	—	—	907	846
International	131	115	180	164	—	—	311	279
Total revenue by geography	$1,262	$1,172	$1,137	$1,019	$—	$1	$2,399	$2,192

	Six Months Ended June 30,
	HWC		R&B		Corporate		Total
	2026	2025	2026	2025	2026	2025	2026	2025
North America	$1,385	$1,310	$816	$727	$—	$1	$2,201	$2,038
Europe	863	783	1,080	992	2	—	1,945	1,775
International	270	235	324	303	—	—	594	538
Total revenue by geography	$2,518	$2,328	$2,220	$2,022	$2	$1	$4,740	$4,351

Contract Balances

The Company reports accounts receivable, net on the condensed consolidated balance sheets, which includes billed and unbilled receivables and current contract assets. In addition to accounts receivable, net, the Company had the following non-current accounts receivable and deferred revenue balances at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Billed receivables, net of allowance for doubtful accounts of $37 million and $30 million	$1,851	$1,833
Unbilled receivables	595	543
Current contract assets	157	326
Accounts receivable, net	$2,603	$2,702
Non-current accounts receivable, net	$36	$42
Deferred revenue	$832	$700

During the three and six months ended June 30, 2026, revenue of $91 million and $395 million, respectively, was recognized that was reflected as deferred revenue at December 31, 2025. During the three months ended June 30, 2026, revenue of $274 million was recognized that was reflected as deferred revenue at March 31, 2026.

During the three and six months ended June 30, 2026, the Company had no revenue related to performance obligations satisfied in a prior period.

Performance Obligations

The Company has contracts for which performance obligations have not been satisfied as of June 30, 2026 or have been partially satisfied as of this date. The following table shows the expected timing for the satisfaction of the remaining performance obligations. This table does not include contract renewals or variable consideration, which was excluded from the transaction prices in accordance with the guidance on constraining estimates of variable consideration.

In addition, in accordance with ASC 606, Revenue From Contracts With Customers (‘ASC 606’), the Company has elected not to disclose the remaining performance obligations when one or both of the following circumstances apply:

•
Performance obligations which are part of a contract that has an original expected duration of less than one year, and
•
Performance obligations satisfied in accordance with ASC 606-10-55-18 (‘right to invoice’).

	Remainder of 2026	2027	2028 onward	Total
Revenue expected to be recognized on contracts as of June 30, 2026	$371	$534	$577	$1,482

Since most of the Company’s contracts are cancellable with less than one year’s notice and have no substantive penalty for cancellation, the majority of the Company’s remaining performance obligations as of June 30, 2026 have been excluded from the table above.

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

The following table presents segment revenue, segment expenses and segment operating income for our reportable segments for the three months ended June 30, 2026 and 2025.

	Three Months Ended June 30,
	HWC		R&B		Total
	2026	2025	2026	2025	2026	2025
Segment revenue excluding interest income	$1,263	$1,173	$1,140	$1,024	$2,403	$2,197
Interest income	7	7	24	23	31	30
Total segment revenue	1,270	1,180	1,164	1,047	2,434	2,227

Other segment expense	933	868	896	815	1,829	1,683
Depreciation	31	32	10	10	41	42
Total segment expense	964	900	906	825	1,870	1,725

Segment operating income	$306	$280	$258	$222	$564	$502

The following table presents segment revenue, segment expenses and segment operating income for our reportable segments for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,
	HWC		R&B		Total
	2026	2025	2026	2025	2026	2025
Segment revenue excluding interest income	$2,520	$2,331	$2,231	$2,029	$4,751	$4,360
Interest income	15	14	49	45	64	59
Total segment revenue	2,535	2,345	2,280	2,074	4,815	4,419

Other segment expense	1,820	1,691	1,750	1,606	3,570	3,297
Depreciation	63	63	20	20	83	83
Total segment expense	1,883	1,754	1,770	1,626	3,653	3,380

Segment operating income	$652	$591	$510	$448	$1,162	$1,039

The following table presents reconciliations of the information reported by segment to the Company’s condensed consolidated statements of comprehensive income amounts reported for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Total segment revenue	$2,434	$2,227	$4,815	$4,419
Reimbursable expenses and other	32	34	63	65
Revenue	$2,466	$2,261	$4,878	$4,484

Total segment operating income	$564	$502	$1,162	$1,039
Amortization	(55)	(49)	(103)	(97)
Transaction and integration expenses (i)	(61)	(2)	(102)	(2)
Unallocated, net (ii)	(84)	(83)	(145)	(140)
Income from operations	364	368	812	800
Interest expense	(78)	(64)	(155)	(129)
Other income/(loss), net	6	9	11	(55)
Income from operations before income taxes and interest in earnings of associates	$292	$313	$668	$616

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

Below are our revenue (on the basis of where the work was performed) and tangible long-lived assets for Ireland, our country of domicile, countries with significant concentrations and all other foreign countries as of and for the periods ended as indicated:

	Revenue				Long-Lived Assets (i)
	Three months ended June 30,		Six months ended June 30,		June 30,	December 31,
	2026	2025	2026	2025	2026	2025
Ireland	$42	$37	$81	$72	$7	$7

United States	1,134	1,046	2,116	1,978	290	282
United Kingdom	550	509	1,051	960	510	521
Rest of World	740	669	1,630	1,474	342	372
Total Foreign Countries	2,424	2,224	4,797	4,412	1,142	1,175
	$2,466	$2,261	$4,878	$4,484	$1,149	$1,182

(i)
Tangible long-lived assets consist of fixed assets and right-of-use (‘ROU’) assets.

Note 6 — Income Taxes

Provision for income taxes for the three months ended June 30, 2026 was $57 million compared to a benefit from income taxes of $21 million for the three months ended June 30, 2025. Provision for income taxes was $127 million and $44 million for the six months ended June 30, 2026 and 2025, respectively. The effective tax rates were 19.8% and 19.1% for the three and six months ended June 30, 2026, respectively, and (6.8)% and 7.1% for the three and six months ended June 30, 2025, respectively. These effective tax rates are calculated using extended values from our condensed consolidated statements of comprehensive income and are therefore more precise tax rates than can be calculated from rounded values. The prior-year effective tax rates were lower primarily due to favorable discrete items including an adjustment to the tax provision associated with the earnout received from the sale of our Willis Re business, and changes in measurement for existing uncertain tax positions.

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

The Company records valuation allowances against net deferred tax assets based on whether it is more likely than not that the deferred tax assets will be realized. At June 30, 2026, we have liabilities for uncertain tax positions under ASC 740, Income Taxes of $38 million, excluding interest and penalties.

Note 7 — Goodwill and Other Intangible Assets

The components of goodwill are outlined below for the six months ended June 30, 2026:

	HWC	R&B	Total
Balance at December 31, 2025:
Goodwill, gross	$7,317	$2,894	$10,211
Accumulated impairment losses	(911)	(362)	(1,273)
Goodwill, net - December 31, 2025	6,406	2,532	8,938
Goodwill acquired	474	346	820
Foreign exchange	(10)	(13)	(23)
Balance at June 30, 2026:
Goodwill, gross	7,781	3,227	11,008
Accumulated impairment losses	(911)	(362)	(1,273)
Goodwill, net - June 30, 2026	$6,870	$2,865	$9,735

Other Intangible Assets

The following table reflects changes in the net carrying amounts of the components of finite-lived intangible assets for the six months ended June 30, 2026:

	Client relationships	Software	Trademark and trade name	Other	Total
Balance at December 31, 2025:
Intangible assets, gross	$3,239	$750	$1,041	$29	$5,059
Accumulated amortization	(2,710)	(749)	(430)	(29)	(3,918)
Intangible assets, net - December 31, 2025	529	1	611	—	1,141
Intangible assets acquired	271	104	4	30	409
Amortization	(77)	(5)	(21)	—	(103)
Foreign exchange	(2)	(1)	—	—	(3)
Balance at June 30, 2026:
Intangible assets, gross	3,487	849	1,045	59	5,440
Accumulated amortization	(2,766)	(750)	(451)	(29)	(3,996)
Intangible assets, net - June 30, 2026	$721	$99	$594	$30	$1,444

The weighted-average remaining life of amortizable intangible assets at June 30, 2026 was 10.8 years.

The table below reflects the future estimated amortization expense for amortizable intangible assets for the remainder of 2026 and for subsequent years:

Amortization
Remainder of 2026	$105
2027	198
2028	182
2029	160
2030	143
Thereafter	656
Total	$1,444

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

These derivatives were designated as hedging instruments and at June 30, 2026 and December 31, 2025 had total notional amounts of $175 million and $165 million, respectively, with net fair value assets of $1 million and $3 million, respectively.

At June 30, 2026, the Company estimates, based on current exchange rates, there will be $1 million of net derivative gains on forward exchange rates reclassified from accumulated other comprehensive loss into earnings within the next twelve months as the forecast transactions affect earnings. At June 30, 2026, our longest outstanding maturity was 1.7 years.

The effects of the material derivative instruments that are designated as hedging instruments on the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2026 and 2025 are below. Amounts pertaining to the ineffective portion of hedging instruments and those excluded from effectiveness testing were not material for the three and six months ended June 30, 2026 and 2025.

	Gain recognized in OCI (effective element)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Forward exchange contracts	$2	$7	$—	$10

Location of (loss)/gain reclassified from Accumulated OCL into income (effective element)	(Loss)/gain reclassified from Accumulated OCL into income (effective element)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$—	$(1)	$—	$—
Salaries and benefits	—	2	—	1
Other income/(loss), net	—	1	1	1
	$—	$2	$1	$2

The Company engages in intercompany borrowing and lending between subsidiaries, primarily through its in-house banking operations which give rise to foreign exchange exposures. The Company mitigates these risks through the use of short-term foreign currency forward and swap transactions that offset the underlying exposure created when the borrower and lender have different functional currencies. These derivatives are not generally designated as hedging instruments, and at June 30, 2026 and December 31, 2025, we had notional amounts of $683 million and $739 million, respectively, with a net fair value liability of $1 million and a net fair value asset of $1 million, respectively. Such derivatives typically mature within three months.

The effects of derivatives that have not been designated as hedging instruments on the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2026 and 2025 are as follows (see Note 15 — Other Income/(Loss), Net for the net foreign currency impact on the Company’s condensed consolidated statements of comprehensive income which includes the results of the offset of underlying exposures). Additionally, the Company had foreign exchange option derivatives to hedge against cash flow risk associated with its now-completed Cushon acquisition (see Note 3 — Acquisitions). These derivatives were not designated as hedging instruments and matured during the second quarter of 2026. The effect of the foreign exchange options on the condensed consolidated statements of comprehensive income was not material for the three and six months ended June 30, 2026.

		Gain/(loss) recognized in income
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments:	Location of gain/(loss) recognized in income	2026	2025	2026	2025
Forward exchange contracts	Other income/(loss), net	$2	$9	$(5)	$11

Note 9 — Debt

Current debt consists of the following:

	June 30, 2026	December 31, 2025
4.400% senior notes due 2026	$—	$550
4.650% senior notes due 2027	749	—
	$749	$550

Long-term debt consists of the following:

	June 30, 2026	December 31, 2025
Revolving $1.5 billion credit facility	$—	$—
Delayed draw term loan	774	—
4.650% senior notes due 2027	—	748
4.500% senior notes due 2028	599	598
2.950% senior notes due 2029	725	725
4.550% senior notes due 2031	693	695
5.350% senior notes due 2033	744	743
5.150% senior notes due 2036	297	298
6.125% senior notes due 2043	272	272
5.050% senior notes due 2048	396	396
3.875% senior notes due 2049	543	543
5.900% senior notes due 2054	738	738
	$5,781	$5,756

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

On March 16, 2026, the Company made the first borrowing under the DDTL for $550 million in relation to the repayment of the 4.400% senior notes due 2026 (see below). On April 30, 2026, the Company borrowed the remaining $225 million available under the DDTL to fund its Cushon acquisition (see Note 3 — Acquisitions). In accordance with the terms of the DDTL agreement, the maturity date for all borrowings is established as three years from the date of the first borrowing, or March 16, 2029.

Repayment of 4.400% Senior Notes due 2026

On March 16, 2026, the Company repaid in full the $550 million aggregate principal amount and related accrued interest of the 4.400% senior notes due 2026 ($562 million in total) using borrowings against the DDTL and cash on hand.

Covenant Compliance

At June 30, 2026 and December 31, 2025, we were in compliance with all financial covenants.

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
•
Debt securities are classified as Level 1 financial instruments as they are based on quoted market prices in active markets.
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

The following tables present our assets and liabilities measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025:

		Fair Value Measurements on a Recurring Basis at June 30, 2026
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds/exchange traded funds (i)	Prepaid and other current assets and Other non-current assets	$154	$—	$—	$154
	Fiduciary assets	529	—	—	529
Debt securities	Prepaid and other current assets and Other non-current assets	52	—	—	52
Commingled funds (i) (ii)	Prepaid and other current assets and Other non-current assets	—	—	—	33
Hedge funds (i) (iii)	Prepaid and other current assets and Other non-current assets	—	—	—	29
Derivatives:
Derivative financial instruments (iv)	Prepaid and other current assets and Other non-current assets	$—	$2	$—	$2
Liabilities:
Contingent consideration:
Contingent consideration (v)	Other current liabilities and Other non-current liabilities	$—	$—	$77	$77
Derivatives:
Derivative financial instruments (iv)	Other current liabilities and Other non-current liabilities	$—	$2	$—	$2

		Fair Value Measurements on a Recurring Basis at December 31, 2025
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds/exchange traded funds (i)	Prepaid and other current assets and Other non-current assets	$145	$—	$—	$145
	Fiduciary assets	448	—	—	448
Commingled funds (i) (ii)	Prepaid and other current assets and Other non-current assets	—	—	—	31
Hedge funds (i) (iii)	Prepaid and other current assets and Other non-current assets	—	—	—	28
Derivatives:
Derivative financial instruments (iv)	Prepaid and other current assets and Other non-current assets	$—	$5	$—	$5
Liabilities:
Contingent consideration:
Contingent consideration (v)	Other current liabilities and Other non-current liabilities	$—	$—	$14	$14
Derivatives:
Derivative financial instruments (iv)	Other current liabilities and Other non-current liabilities	$—	$1	$—	$1

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
(v)
At June 30, 2026 and December 31, 2025, represents consideration due to be paid across multiple years until 2031 and 2029, respectively. Probability weightings are based on our knowledge of the past and planned performance of the acquired entity to which the contingent consideration applies. The fair value weighted-average discount rates used in our material contingent consideration calculations were 13.17% and 11.00% at June 30, 2026 and December 31, 2025, respectively. The range of these discount rates was 11.00% - 13.40% at June 30, 2026. Using different probability weightings and discount rates could result in an increase or decrease of the contingent consideration payable.

The following table summarizes the change in fair value of the Level 3 liabilities:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	June 30, 2026
Balance at December 31, 2025	$14
Obligations assumed	65
Payments	(2)
Realized and unrealized losses (i)	—
Foreign exchange	—
Balance at June 30, 2026	$77

(i)
Realized and unrealized losses include accretion and adjustments to contingent consideration liabilities, which are included within Interest expense and Other operating expenses, respectively, on the condensed consolidated statements of comprehensive income.

There were no significant transfers to or from Level 3 in the six months ended June 30, 2026.

Held-to-Maturity Securities

During the year ended December 31, 2025, the Company invested $50 million in debt securities, which it had intended to hold to maturity. During the second quarter of 2026, the Company reclassified these debt instruments to available-for-sale upon determining that the investment strategy could change in the future should the interest rate environment change significantly.

Non-recurring Fair Value Measurement

The Company has assets that may be required to be recorded at fair value on a non-recurring basis. These assets are evaluated when certain triggering events occur (including the planned disposal of a business or a decrease in estimated future cash flows) that indicate their carrying amounts may not be recoverable.

Additional Fair Value Information about Financial Instruments

The following tables present our assets and liabilities not measured at fair value on a recurring basis, as well as information about our available-for-sale securities, at June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
Assets:	Amortized Cost	Fair Value	Carrying Value	Fair Value
Debt securities (i):
Due in one year or less	$8	$8	$8	$8
Due in one year through five years	$42	$42	$42	$42
Due in greater than five years	$2	$2	$1	$1

Liabilities:	Carrying Value	Fair Value	Carrying Value	Fair Value
Current debt	$749	$751	$550	$550
Long-term debt	$5,781	$5,581	$5,756	$5,618

(i)
Consists of available-for-sale securities at June 30, 2026 and held-to-maturity securities at December 31, 2025. At June 30, 2026, the available-for-sale securities are carried at fair value.

The carrying values of our revolving credit facility and DDTL approximate their fair values. The fair values above, which exclude accrued interest, are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instruments. The fair values of our debt securities are considered Level 1 financial instruments as they are based on quoted market prices in active markets. The fair values of our respective senior notes are considered Level 2 financial instruments as they are corroborated by observable market data.

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

Components of Net Periodic Benefit Cost/(Credit) for Defined Benefit Pension Plans

The following tables set forth the components of net periodic benefit cost/(credit) for the Company’s defined benefit pension plans for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026			2025
	U.S.	U.K.	Other	U.S.	U.K.	Other
Service cost	$8	$2	$3	$10	$2	$4
Interest cost	42	30	7	32	31	7
Expected return on plan assets	(63)	(48)	(12)	(51)	(45)	(12)
Settlements	—	—	2	—	—	—
Amortization of net loss	18	16	—	7	16	—
Amortization of prior service credit	—	1	—	—	(1)	—
Net periodic benefit cost/(credit)	$5	$1	$—	$(2)	$3	$(1)

	Six Months Ended June 30,
	2026			2025
	U.S.	U.K.	Other	U.S.	U.K.	Other
Service cost	$17	$3	$6	$20	$3	$7
Interest cost	83	60	14	68	60	13
Expected return on plan assets	(126)	(95)	(24)	(106)	(87)	(22)
Settlements	—	—	5	82	3	—
Amortization of net loss	36	32	—	16	31	—
Amortization of prior service credit	—	2	—	—	(2)	—
Net periodic benefit cost/(credit)	$10	$2	$1	$80	$8	$(2)

Employer Contributions to Defined Benefit Pension Plans

The Company did not make any contributions to its U.S. plan during the six months ended June 30, 2026 and currently does not anticipate making contributions over the remainder of the fiscal year. The Company made contributions of $1 million to its U.K. plans for the six months ended June 30, 2026 and anticipates making additional contributions totaling $1 million for the remainder of the fiscal year. The Company made contributions of $1 million to its other plans for the six months ended June 30, 2026 and anticipates making additional contributions totaling $1 million for the remainder of the fiscal year.

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

Defined Contribution Plans

The Company had defined contribution plan expense of $42 million and $83 million during the three and six months ended June 30, 2026, respectively, and $41 million and $81 million during the three and six months ended June 30, 2025, respectively.

Note 12 — Leases

The following tables present lease costs recorded on our condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Finance lease cost:
Amortization of right-of-use assets	$—	$1	$—	$1
Operating lease cost	31	30	62	59
Short-term cost	1	—	1	—
Variable lease cost	9	5	17	15
Sublease income	(9)	(7)	(19)	(13)
Total lease cost, net	$32	$29	$61	$62

The total lease costs are included in other operating expenses in our condensed consolidated statements of comprehensive income.

Note 13 — Commitments and Contingencies

Indemnification Agreements

WTW has various agreements with third parties pursuant to which it may be obligated to indemnify the other party to the agreement with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business and in connection with the purchase and sale of certain businesses. It is not possible to predict the maximum potential amount of future payments that may become due under these indemnification agreements because of the conditional nature of the Company’s obligations, the limited history of prior indemnification claims, and the unique facts of each particular agreement and each indemnification provision therein (even where such indemnification provisions are subject to a maximum liability limit). As of June 30, 2026, we have not incurred a material loss with respect to the indemnification of such third parties. In addition, as of June 30, 2026, we do not believe that any potential liability that may arise from such indemnity obligations is probable or will be material.

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

Errors and omissions claims, lawsuits and other proceedings arising in the ordinary course of business are covered in part by professional indemnity or other appropriate insurance. The terms of this insurance vary by policy year. Regarding self-insured risks, the Company has established provisions which are believed to be adequate in light of current information and legal advice, or, in certain cases, where a range of loss exists, the Company accrues the minimum amount in the range if no amount within the range is a better estimate than any other amount. The Company adjusts such provisions from time to time according to developments. See Note 14 — Supplementary Information for Certain Balance Sheet Accounts for the amounts accrued at June 30, 2026 and December 31, 2025 in the condensed consolidated balance sheets.

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

Note 14 — Supplementary Information for Certain Balance Sheet Accounts

Additional details of specific balance sheet accounts are detailed below.

Prepaid and other current assets consist of the following:

	June 30, 2026	December 31, 2025
Prepayments and accrued income	$116	$128
Deferred contract costs	89	88
Derivatives and investments	19	28
Deferred compensation plan assets	23	21
Corporate income and other taxes	329	241
Held-to-maturity securities	—	8
Available-for-sale securities	34	25
Other current assets	59	56
Total prepaid and other current assets	$669	$595

Deferred revenue and accrued expenses consist of the following:

	June 30, 2026	December 31, 2025
Accounts payable, accrued liabilities and deferred revenue	$1,058	$986
Accrued discretionary and incentive compensation	407	821
Accrued vacation	211	157
Accrued 401(k) contributions	32	61
Other employee-related liabilities	58	62
Total deferred revenue and accrued expenses	$1,766	$2,087

Provision for liabilities consists of the following:

	June 30, 2026	December 31, 2025
Claims, lawsuits and other proceedings	$298	$281
Other provisions	61	59
Total provision for liabilities	$359	$340

Other non-current liabilities consist of the following:

	June 30, 2026	December 31, 2025
Deferred and long-term compensation plan liabilities	$126	$100
Contingent and deferred consideration on acquisitions	71	12
Liabilities for uncertain tax positions	32	31
Deferred tax liabilities	61	41
Other non-current liabilities	50	62
Total other non-current liabilities	$340	$246

Note 15 — Other Income/(Loss), Net

Other income/(loss), net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gain on disposal of operations	$—	$—	$—	$14
Net periodic pension and postretirement benefit credits (i)	8	13	14	(62)
Foreign exchange loss (ii)	—	(5)	—	(9)
Other	(2)	1	(3)	2
Other income/(loss), net	$6	$9	$11	$(55)

(i)
For the six months ended June 30, 2025, includes a pension settlement charge of $82 million. See Note 11 — Retirement Benefits.
(ii)
Includes the offsetting effects of the Company's foreign currency hedging program. See Note 8 — Derivative Financial Instruments.

Note 16 — Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of non-controlling interests, and net of tax are provided in the following table for the three and six months ended June 30, 2026 and 2025. This table excludes amounts attributable to non-controlling interests, which are not material for further disclosure.

	Foreign currency translation		Derivative instruments (i)		Defined pension and post-retirement benefit costs		Total
	2026	2025	2026	2025	2026	2025	2026	2025
Quarter-to-date activity:
Balance at March 31, 2026 and 2025, respectively	$(670)	$(911)	$8	$10	$(2,208)	$(2,034)	$(2,870)	$(2,935)
Other comprehensive (loss)/income before reclassifications	(7)	207	—	5	2	(1)	(5)	211
(Gain)/loss reclassified from accumulated other comprehensive loss (net of income tax expense of $9 and $6, respectively)	—	—	—	(1)	26	19	26	18
Net current-period other comprehensive (loss)/income	(7)	207	—	4	28	18	21	229
Balance at June 30, 2026 and 2025, respectively	$(677)	$(704)	$8	$14	$(2,180)	$(2,016)	$(2,849)	$(2,706)

Year-to-date activity:
Balance at December 31, 2025 and 2024, respectively	$(608)	$(1,020)	$10	$7	$(2,236)	$(2,145)	$(2,834)	$(3,158)
Other comprehensive (loss)/income before reclassifications	(69)	316	(1)	8	4	91	(66)	415
(Gain)/loss reclassified from accumulated other comprehensive loss (net of income tax benefit of $17 and $12, respectively)	—	—	(1)	(1)	52	38	51	37
Net other comprehensive (loss)/income	(69)	316	(2)	7	56	129	(15)	452
Balance at June 30, 2026 and 2025, respectively	$(677)	$(704)	$8	$14	$(2,180)	$(2,016)	$(2,849)	$(2,706)

(i)
Reclassification adjustments from accumulated other comprehensive loss related to derivative instruments are included in Revenue and Salaries and benefits in the accompanying condensed consolidated statements of comprehensive income. See Note 8 — Derivative Financial Instruments for additional details regarding the reclassification adjustments for the derivative settlements.

The impact of our available-for-sale debt securities on accumulated other comprehensive loss was not material for the three and six months ended June 30, 2026.

Note 17 — Share-based Compensation

The compensation cost that has been recognized for the Company’s share-based compensation plans for the three and six months ended June 30, 2026 was $67 million and $109 million, respectively, and $31 million and $68 million for the three and six months ended June 30, 2025, respectively. Of these amounts, the portion recognized within transaction and integration expenses on the condensed consolidated statements of comprehensive income was $35 million and $44 million for the three and six months ended June 30, 2026, respectively, and was not material for the three and six months ended June 30, 2025.

During the six months ended June 30, 2026, a total of 672,000 shares were issued:

•
225,000 shares (consisting entirely of RSA grants) related to our acquisition of Newfront; and
•
447,000 shares issued under employee stock compensation plans representing:
o
11,000 shares issued under non-qualified plans;
o
110,000 shares issued under our Employee Share Purchase Plan; and
o
a net 326,000 shares consisting of 526,000 vested RSUs of which 200,000 were not issued due to net settlements and retirement eligibility provisions.

Additionally, during the six months ended June 30, 2026, 1,112,000 RSUs were granted, including 187,000 RSUs as a result of the Newfront acquisition. See Note 3 — Acquisitions for more information.

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

At June 30, 2026 and 2025, there were approximately 864,000 and 654,000 restricted performance-based stock units outstanding, respectively, and approximately 620,000 and 291,000 restricted time-based stock units outstanding, respectively. In addition, at June 30, 2026, there were approximately 225,000 restricted stock awards outstanding. The Company had no time-based share options or performance-based share options outstanding at June 30, 2026 and 2025.

Basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income attributable to WTW	$229	$331	$526	$566

Basic average number of shares outstanding	94	99	95	100
Dilutive effect of potentially issuable shares	—	1	—	—
Diluted average number of shares outstanding	94	100	95	100

Basic earnings per share	$2.43	$3.34	$5.55	$5.68
Dilutive effect of potentially issuable shares	—	(0.02)	(0.02)	(0.04)
Diluted earnings per share	$2.43	$3.32	$5.53	$5.64

For the three and six months ended June 30, 2026, approximately 667,000 and 337,000 restricted stock units, respectively, were not included in the computation of the dilutive effect of potentially issuable shares because their effect was anti-dilutive; for the three and six months ended June 30, 2025, approximately 268,000 and 135,000 restricted stock units, respectively, were not included in the computation of the dilutive effect of potentially issuable shares because their effect was anti-dilutive. There were no anti-dilutive options for the three and six months ended June 30, 2026 and 2025.

Note 19 — Supplemental Disclosures of Cash Flow Information

Supplemental disclosures regarding cash flow information are as follows:

	Six months ended June 30,
	2026	2025
Supplemental disclosures of cash flow information:
Cash and cash equivalents	$1,627	$1,963
Fiduciary funds (included in fiduciary assets)	3,513	3,380
Total cash, cash equivalents and restricted cash	$5,140	$5,343

Decrease in cash, cash equivalents and other restricted cash	$(1,487)	$(3)
Increase in fiduciary funds	174	141
Total	$(1,313)	$138

Supplemental disclosure of non-cash investing and financing activities:

Fair value of Newfront ordinary shares issued	$71	$—
Fair value of contingent consideration related to acquisitions	$65	$—

Note 20 — Subsequent Event

On July 28, 2026, the Board of Directors of WTW approved and authorized management to execute Propel, an artificial intelligence (‘AI’) acceleration plan (the ‘Plan’). The Plan is a two-year program to embed AI and automation across the enterprise. Supported by the Company's ongoing investments in AI, data and technology, including the acquisition of Newfront, the Plan is expected to enhance client service and create additional opportunities for growth as well as streamline core operating processes. The Company expects to generate approximately $400 million in annual cost savings and, after reinvesting approximately $50 million to support growth initiatives, to deliver $350 million in net annual cost savings by the end of 2028. Approximately $625 million of cash costs are expected to be incurred as well as approximately $25 million in non-cash charges through the end of 2028 in connection with the Plan, consisting principally of process automation and organizational transition costs, including process and organizational design costs, severance and separation-related costs and temporary retention costs, as well as costs associated with implementing AI systems and related technologies, including technology implementation, integration and certain contractor and vendor contract termination costs. An immaterial portion of these costs is expected to be capitalized.

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

Within our insurance and brokerage business, due to the cyclical nature of the insurance market and the impact of other market conditions on insurance premiums, commission revenue may vary widely between accounting periods. A period of low or declining premium rates, generally known as a ‘soft’ or ‘softening’ market, generally leads to downward pressure on commission revenue and can have a material adverse impact on our revenue and operating margin. A ‘hard’ or ‘firming’ market, during which premium rates rise, generally has a favorable impact on our revenue and operating margin. Rates, however, vary by geography, industry and client segment. As a result, and due to the global and diverse nature of our business, we view rates in the aggregate. At the time of filing this Quarterly Report, market conditions continue to soften, with the exception of U.S. Casualty and a few specialty product lines.

Market conditions in the broking industry in which we operate are generally defined by factors such as the strength of the various geographical economies which we serve around the world, insurance rate movements, and insurance and reinsurance buying patterns of our clients.

The markets for our advisory, technology and solutions, and marketplace services are affected by economic, regulatory and legislative changes, technological developments, and increased competition from established and new competitors. We believe that the primary factors in selecting a company with expertise in human resources or risk management include reputation, the ability to provide measurable increases to shareholder value and return on investment, global scale, quality of service and the ability to tailor services to clients’ unique needs. In that regard, we are focused on developing and implementing technology, data and analytic solutions, including evolving technology and artificial intelligence (‘AI’) solutions, for both internal operations and for maintaining industry standards and meeting client preferences (see the discussion of our artificial intelligence acceleration plan in Note 20 — Subsequent Event within Part I, Item 1 ‘Financial Statements,’ and in Part II, Item 1A – Risk Factors, and Item 5 – Other Information, in each case, included in this Quarterly Report on Form 10-Q). We have made such investments from time to time and may decide, based on perceived business needs, to make investments in the future that may be different from past practice or our current expectations.

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

policies across a broad range of areas and the speed with which such changes are or may be implemented, and the geopolitical conflicts and tensions in Russia, Ukraine and the Middle East creating or exacerbating those conditions, while also experiencing rapid development of evolving AI technologies driving growth and market performance for many industries. Although the length and impact of these situations are highly unpredictable, the ongoing uncertainty and volatility of the global economy and capital markets, which has resulted in persistent inflation and fluctuating interest rates in many of the markets in which we operate, could accelerate recessionary pressures and continue to lead to further market disruptions. Further, in addition to the direct impact of the continuing dynamic tariff environment on our business (which we do not expect to be significant, so long as retaliatory actions do not extend to services), the global tariff landscape continues to fluctuate, creating uncertainty for the business. This uncertainty may be exacerbated by U.S. legislation and other U.S. federal government actions, including the recent decision of the U.S. Supreme Court striking down tariffs imposed under the International Emergency Economic Powers Act. Additionally, indirect impacts from changes in tariffs and other legislative or regulatory developments, such as changes in consumer sentiment, trade relations, economic activity, disruption of U.S. federal government operations, willingness to do business with U.S.-listed firms, inflationary pressures and employee distraction, among others, could also negatively affect our business, operations and financial condition.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	($ in millions, except per share data)
Revenue	$2,466	100%	$2,261	100%	$4,878	100%	$4,484	100%
Costs of providing services
Salaries and benefits	1,551	63%	1,449	64%	2,985	61%	2,773	62%
Other operating expenses	380	15%	336	15%	765	16%	701	16%
Depreciation	55	2%	57	3%	111	2%	111	2%
Amortization	55	2%	49	2%	103	2%	97	2%
Transaction and integration expenses	61	2%	2	—%	102	2%	2	—%
Total costs of providing services	2,102		1,893		4,066		3,684
Income from operations	364	15%	368	16%	812	17%	800	18%
Interest expense	(78)	(3)%	(64)	(3)%	(155)	(3)%	(129)	(3)%
Other income/(loss), net	6	—%	9	—%	11	—%	(55)	(1)%
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	292	12%	313	14%	668	14%	616	14%
(Provision for)/benefit from income taxes	(57)	(2)%	21	1%	(127)	(3)%	(44)	(1)%
Interest in earnings of associates, net of tax	(4)	—%	(2)	—%	(7)	—%	(1)	—%
Income attributable to non-controlling interests	(2)	—%	(1)	—%	(8)	—%	(5)	—%
NET INCOME ATTRIBUTABLE TO WTW	$229	9%	$331	15%	$526	11%	$566	13%
Diluted earnings per share	$2.43		$3.32		$5.53		$5.64

Consolidated Revenue

Revenue for the three months ended June 30, 2026 was $2.5 billion, compared to $2.3 billion for the three months ended June 30, 2025, an increase of $205 million, or 9%, on an as-reported basis. Adjusting for the impacts of foreign currency and acquisitions and disposals, our organic revenue growth was 5% for the three months ended June 30, 2026. Revenue for the six months ended June 30, 2026 was $4.9 billion, compared to $4.5 billion for the six months ended June 30, 2025, an increase of $394 million, or 9%, on an as-reported basis. Adjusting for the impacts of foreign currency and acquisitions and disposals, our organic revenue growth was 4% for the six months ended June 30, 2026. For additional information, please see the section entitled ‘Segment Revenue and Segment Operating Income’ elsewhere within Part I, Item 2 of this Quarterly Report on Form 10-Q.

Our revenue can be materially impacted by changes in currency conversions, which can fluctuate significantly over the course of a calendar year. For the three months ended June 30, 2026, currency translation increased our as-reported consolidated revenue by $21 million. The primary currency driving this change was the Euro. For the six months ended June 30, 2026, currency translation increased our consolidated revenue by $121 million. The primary currencies driving this change were the Euro and Pound Sterling.

The following table details our top five markets based on the percentage of consolidated revenue (in U.S. dollars) from the countries where work was performed for the six months ended June 30, 2026. These figures do not represent the currency of the related revenue, which is presented in the next table.

Geographic Region	% of Revenue
United States	43%
United Kingdom	22%
France	6%
Germany	3%
Canada	3%

The table below details the approximate percentage of our revenue and expenses by transactional currency for the six months ended June 30, 2026.

Transactional Currency	Revenue	Expenses (i)
U.S. dollars	51%	47%
Pounds sterling	13%	20%
Euro	19%	14%
Other currencies	17%	19%

(i)
These percentages exclude certain expenses for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. These items include amortization of intangible assets.

The following tables set forth the total revenue for the three and six months ended June 30, 2026 and 2025, and the components of the change in total revenue for the three and six months ended June 30, 2026, as compared to the prior-year period. The components of the revenue change may not add due to rounding.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Three Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2026	2025	Change	Impact	Change	Divestitures	Change (i)
	($ in millions)
Revenue	$2,466	$2,261	9%	1%	8%	3%	5%

				Components of Revenue Change
			As	Less:	Constant	Less:
	Six Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2026	2025	Change	Impact	Change	Divestitures	Change (i)
	($ in millions)
Revenue	$4,878	$4,484	9%	3%	6%	2%	4%

(i)
Interest income did not contribute to organic change for the three and six months ended June 30, 2026.

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

Segment revenue excludes amounts that were directly incurred on behalf of our clients and reimbursed by them (reimbursed expenses); however, these amounts are included in consolidated revenue, as required by applicable accounting standards and SEC rules. Segment operating income excludes certain costs, including (i) amortization of intangibles and (ii) certain transaction and integration expenses, and includes certain expense amounts which may be determined on both a direct and allocated basis. See Note 5 – Segment Information within Part I, Item 1 ‘Financial Statements’ of this Quarterly Report on Form 10-Q for more information about how our segment revenue and segment operating income are calculated and for a reconciliation to our U.S. GAAP results.

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

The following table sets forth HWC revenue for the three months ended June 30, 2026 and 2025, and the components of the change in revenue for the three months ended June 30, 2026 from the three months ended June 30, 2025.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Three Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2026	2025	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue excluding interest income	$1,263	$1,173	8%	1%	7%	3%	4%
Interest income	7	7
Total segment revenue	$1,270	$1,180	8%	1%	7%	3%	4%

Segment operating income	$306	$280

HWC segment revenue for the three months ended June 30, 2026 and 2025 was $1.3 billion and $1.2 billion, respectively. Health delivered organic revenue growth with positive contributions from all regions. Wealth generated organic revenue growth supported by higher levels of retirement work across all regions. Career revenue was flat on an organic basis as increased levels of communications project work and broad-based pay work were offset by constrained revenue in the Middle East due to the ongoing conflict. BD&O revenue increased organically as expanded project work, new client wins and regulatory driven work in Outsourcing were partially offset by lower commissions in Individual Marketplace.

HWC segment operating income for the three months ended June 30, 2026 and 2025 was $306 million and $280 million, respectively. HWC segment operating income increased primarily due to improved operating leverage and expense discipline.

The following table sets forth HWC segment revenue for the six months ended June 30, 2026 and 2025 and the components of the change in revenue for the six months ended June 30, 2026 from the six months ended June 30, 2025.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Six Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2026	2025	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue excluding interest income	$2,520	$2,331	8%	2%	6%	2%	3%
Interest income	15	14
Total segment revenue	$2,535	$2,345	8%	2%	6%	2%	3%

Segment operating income	$652	$591

HWC segment revenue for the six months ended June 30, 2026 and 2025 was $2.5 billion and $2.3 billion, respectively. Health revenue increased on an organic basis, supported by growth across all regions, with International leading the overall performance. Wealth generated organic revenue growth supported by higher levels of retirement work across all regions, alongside growth in the Investments business. Career revenue declined on an organic basis principally due to the ongoing conflict in the Middle East which constrained growth. BD&O revenue was flat on an organic basis as expanded project work and administration engagements in Outsourcing were offset by lower commissions in Individual Marketplace.

HWC segment operating income for the six months ended June 30, 2026 and 2025 was $652 million and $591 million, respectively. HWC segment operating income increased primarily due to improved operating leverage and expense discipline.

Risk & Broking

The Risk & Broking (‘R&B’) segment provides a broad range of risk advice, insurance brokerage and consulting services to clients worldwide ranging from small businesses to multinational corporations. The segment comprises two primary businesses - Corporate Risk & Broking and Insurance Consulting and Technology.

The following table sets forth R&B revenue for the three months ended June 30, 2026 and 2025, and the components of the change in revenue for the three months ended June 30, 2026 from the three months ended June 30, 2025.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Three Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2026	2025	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue excluding interest income	$1,140	$1,024	11%	1%	10%	3%	7%
Interest income	24	23
Total segment revenue	$1,164	$1,047	11%	1%	10%	3%	7%

Segment operating income	$258	$222

R&B segment revenue for the three months ended June 30, 2026 and 2025 was $1.2 billion and $1.0 billion, respectively. Corporate Risk & Broking had organic revenue growth driven by new business activity and strong client retention globally. Insurance Consulting and Technology delivered organic revenue growth primarily from strong software sales in the Technology practice.

R&B segment operating income for the three months ended June 30, 2026 and 2025 was $258 million and $222 million, respectively. R&B segment operating income increased primarily due to operating leverage.

The following table sets forth R&B segment revenue for the six months ended June 30, 2026 and 2025 and the components of the change in revenue for the six months ended June 30, 2026 from the six months ended June 30, 2025.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Six Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2026	2025	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue excluding interest income	$2,231	$2,029	10%	4%	6%	2%	4%
Interest income	49	45
Total segment revenue	$2,280	$2,074	10%	4%	6%	2%	4%

Segment operating income	$510	$448

R&B segment revenue for the six months ended June 30, 2026 and 2025 was $2.3 billion and $2.1 billion, respectively. Corporate Risk & Broking had organic revenue growth driven by new business activity and strong client retention globally. Insurance Consulting and Technology delivered organic revenue growth primarily from strong software sales in the Technology practice.

R&B segment operating income for the six months ended June 30, 2026 and 2025 was $510 million and $448 million, respectively. R&B segment operating income increased primarily due to operating leverage and the impact of foreign exchange.

Costs of Providing Services

Total costs of providing services for the three months ended June 30, 2026 were $2.1 billion, compared to $1.9 billion for the three months ended June 30, 2025, an increase of $209 million, or 11%. Total costs of providing services for the six months ended June 30, 2026 were $4.1 billion, compared to $3.7 billion for the six months ended June 30, 2025, an increase of $382 million, or 10%. See the following discussion for further details.

Salaries and Benefits

Salaries and benefits for the three months ended June 30, 2026 were $1.6 billion, compared to $1.4 billion for the three months ended June 30, 2025, an increase of $102 million, or 7%. Approximately one-third of this increase resulted from the acquisitions of Newfront and Cushon, and the remaining increase is primarily due to higher salary expense, driven by annual salary increases, increased incentive costs and higher benefit costs, primarily medical expenses. Salaries and benefits, as a percentage of revenue, represented 63% and 64% for the three months ended June 30, 2026 and 2025, respectively.

Salaries and benefits for the six months ended June 30, 2026 were $3.0 billion, compared to $2.8 billion for the six months ended June 30, 2025, an increase of $212 million, or 8%. Approximately one-third of this increase resulted from the acquisitions of Newfront and Cushon. The remaining increase in the current year is primarily due to higher salary expense, driven by annual salary increases, higher benefit costs, primarily medical expenses, and increased incentive costs. Salaries and benefits, as a percentage of revenue, represented 61% and 62% for the six months ended June 30, 2026 and 2025, respectively.

Other Operating Expenses

Other operating expenses for the three months ended June 30, 2026 were $380 million, compared to $336 million for the three months ended June 30, 2025, an increase of $44 million, or 13%. The increase was primarily due to higher non-income-related tax expense, higher professional services costs and increased local office expenses for the current-year period as compared to the prior-year period.

Other operating expenses for the six months ended June 30, 2026 were $765 million, compared to $701 million for the six months ended June 30, 2025, an increase of $64 million or 9%. The increase was primarily due to higher professional services costs and increased local office expenses for the current year as compared to the prior year.

Depreciation

Depreciation for the three months ended June 30, 2026 was $55 million, compared to $57 million for the three months ended June 30, 2025, a decrease of $2 million. Depreciation for both the six months ended June 30, 2026 and 2025 was $111 million. The quarter-over-quarter decrease was primarily due to a lower depreciable base of assets resulting from disposals in the current-year period.

Amortization

Amortization for the three months ended June 30, 2026 was $55 million, compared to $49 million for the three months ended June 30, 2025, an increase of $6 million, or 12%. Amortization for the six months ended June 30, 2026 was $103 million, compared to $97 million for the six months ended June 30, 2025, an increase of $6 million, or 6%. Our intangible amortization is generally more heavily weighted to the initial years of the useful lives of the related intangibles, and therefore amortization related to intangible assets will begin to increase over time as a result of our recent and proposed acquisitions.

Transaction and Integration Expenses

Transaction and integration expenses for the three and six months ended June 30, 2026 were $61 million and $102 million, respectively, and primarily included incremental share-based compensation and transaction-related costs attributable to our Newfront acquisition completed during the first quarter of 2026. See Note 3 — Acquisitions and Note 17 — Share-based Compensation for more information.

Income from Operations

Income from operations for the three months ended June 30, 2026 was $364 million, compared to $368 million for the three months ended June 30, 2025, a decrease of $4 million. This decrease resulted primarily from increased salary expense and incentive and benefits costs, higher transaction and integration expenses, and higher non-income-related tax expense and professional services costs, partially offset by higher revenue in the current-year period, as compared to the prior-year period.

Income from operations for the six months ended June 30, 2026 was $812 million, compared to $800 million for the six months ended June 30, 2025, an increase of $12 million. This increase resulted primarily from higher revenue in the current year, partially offset by increased salary expense and benefits and incentive costs, higher professional services costs and increased local office expenses along with higher transaction and integration expenses in the current year, as compared to the prior year.

Interest Expense

Interest expense for the three months ended June 30, 2026 was $78 million, compared to $64 million for the three months ended June 30, 2025, an increase of $14 million, or 22%. Interest expense for the six months ended June 30, 2026 was $155 million as compared to $129 million for the six months ended June 30, 2025, an increase of $26 million or 20%. These increases were primarily due to new senior notes issued by the Company during the fourth quarter of 2025 and interest expense associated with the recent drawdowns of our $775 million delayed draw term loan (the ‘DDTL’).

Other Income/(Loss), Net

Other income/(loss), net for the three months ended June 30, 2026 was income of $6 million, compared to income of $9 million for the three months ended June 30, 2025, a decrease of $3 million. The decrease was due primarily to lower pension income in the current-year period.

Other income/(loss), net for the six months ended June 20, 2026 was income of $11 million, compared to a loss of $55 million for the six months ended June 30, 2025, an increase of $66 million. The increase was due primarily to higher pension income, which resulted from the absence of a significant non-recurring pension settlement cost recognized in the prior year.

Provision for/(Benefit from) Income Taxes

Provision for income taxes for the three months ended June 30, 2026 was $57 million, compared to a benefit of $21 million for the three months ended June 30, 2025, an increase of $78 million. The effective tax rate was 19.8% for the three months ended June 30, 2026, and (6.8)% for the three months ended June 30, 2025. Provision for income taxes for the six months ended June 30, 2026 was $127 million, compared to $44 million for the six months ended June 20, 2025, an increase of $83 million. The effective tax rate was 19.1% for the six months ended June 30, 2026 and 7.1% for the six months ended June 30, 2025. These effective tax rates are calculated using extended values from our condensed consolidated statements of comprehensive income and are therefore more precise tax rates than can be calculated from rounded values. The prior-year effective tax rates were lower primarily due to favorable discrete items including an adjustment to the tax provision associated with the earnout received from the sale of our Willis Re business, and changes in measurement for existing uncertain tax positions.

Net Income Attributable to WTW

Net income attributable to WTW for the three months ended June 30, 2026 was $229 million, compared to $331 million for the three months ended June 30, 2025, a decrease of $102 million, or 31%. This decrease resulted primarily from increased salary expense and incentive and benefits costs, higher income tax expense, higher transaction and integration expenses, and increased non-income-related tax expense and professional services costs, partially offset by higher revenue in the current-year period, as compared to the prior-year period.

Net income attributable to WTW for the six months ended June 30, 2026 was $526 million, compared to $566 million for the six months ended June 30, 2025, a decrease of $40 million, or 7%. This decrease resulted primarily from increased salary expense and benefits and incentive costs, higher transaction and integration expenses and increased income tax expense, partially offset by higher revenue in the current year, as compared to the prior year.

Liquidity and Capital Resources

Executive Summary

Our principal sources of liquidity are funds generated by operating activities, available cash and cash equivalents, amounts available under our revolving credit facility, the DDTL and any new debt offerings.

There has been significant volatility in financial markets, including occasional declines in equity markets, inflation and changes in interest rates and reduced liquidity on a global basis and we expect this volatility could continue, all of which may impact our access to liquidity.

Based on our current balance sheet and cash flows, current market conditions and information available to us at this time, we believe that the Company has access to sufficient liquidity to meet our cash needs for the next twelve months. Including our cash generated from operations, our liquidity also includes all of the borrowing capacity available to draw against our $1.5 billion revolving credit facility. During the six months ended June 30, 2026, we used the net proceeds from our December 2025 $1.0 billion senior notes offering, after deducting underwriter discounts and commissions and estimated offering expenses, to pay the consideration, and related fees, costs and expenses, for our acquisition of Newfront Insurance Holdings, Inc. (‘Newfront’), which was completed on January 27, 2026. In addition, we used borrowings against our $775 million DDTL, along with cash on hand, to repay in full the $550 million aggregate principal amount of the 4.400% senior notes due 2026 and related accrued interest and to fund our Cushon acquisition (see Note 3 — Acquisitions and Note 9 — Debt within Part I, Item 1 ‘Financial Statements’ of this Quarterly Report on Form 10-Q).

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

During the six months ended June 30, 2026, we repurchased $750 million of our outstanding shares and have authorization to repurchase an additional $542 million under our share repurchase program (as further described below under ‘Share Repurchase Program’). We consider many factors, including market and economic conditions, applicable legal requirements and other business considerations, when considering whether to repurchase shares. Our Share Repurchase Program has no termination date and may be suspended or discontinued at any time.

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

Cash and Cash Equivalents

Our cash and cash equivalents at June 30, 2026 totaled $1.6 billion, compared to $3.1 billion at December 31, 2025. The significant change in cash from December 31, 2025 to June 30, 2026 was primarily due to cash outflows of $1.0 billion associated with our Newfront and Cushon acquisitions, and $750 million of share repurchases.

Additionally, at June 30, 2026 and December 31, 2025, we had all of the borrowing capacity available to draw against our $1.5 billion revolving credit facility.

Included within cash and cash equivalents at June 30, 2026 and December 31, 2025 are amounts held for regulatory capital adequacy requirements, including $93 million and $105 million, respectively, within our regulated U.K. entities.

Summarized Condensed Consolidated Cash Flows

The following table presents the summarized condensed consolidated cash flow information for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
	(in millions)
Net cash from/(used in):
Operating activities	$474	$326
Investing activities	(1,176)	612
Financing activities	(611)	(800)
(DECREASE)/INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH (i)	(1,313)	138
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(34)	207
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD (i)	6,487	4,998
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (i)	$5,140	$5,343

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

Cash Flows From Operating Activities

Cash flows from operating activities were $474 million for the six months ended June 30, 2026, compared to $326 million for the six months ended June 30, 2025. The $474 million of net cash from operating activities for the six months ended June 30, 2026 included net income of $534 million and $370 million of favorable non-cash adjustments, partially offset by unfavorable changes in operating assets and liabilities of $430 million. The increase was primarily driven by operating margin expansion.

The $326 million of net cash from operating activities for the six months ended June 30, 2025 included net income of $571 million and $388 million of favorable non-cash adjustments, partially offset by unfavorable changes in operating assets and liabilities of $633 million.

Cash Flows (Used In)/From Investing Activities

Cash flows used in investing activities for the six months ended June 30, 2026 were $1.2 billion as compared to cash flows from investing activities of $612 million for the six months ended June 30, 2025. The cash flows used in investing activities in the current year were primarily driven by the acquisitions of Newfront and Cushon, as well as capital expenditures, including software additions, and contributions made by the Company to its investments in associates. The cash flows from investing activities in the prior year consisted primarily of net proceeds from sales of operations resulting from divestitures that occurred in prior years. These inflows were partially offset by capital expenditures, including software additions, and our net purchases of held-to-maturity and available-for-sale securities.

Cash Flows Used In Financing Activities

Cash flows used in financing activities for the six months ended June 30, 2026 were $611 million. The significant financing activities included repayments of debt of $552 million, share repurchases of $750 million and dividend payments of $178 million, partially offset by net borrowings of other debt of $771 million and net proceeds from fiduciary funds held for clients of $159 million.

Cash flows used in financing activities for the six months ended June 30, 2025 were $800 million. The significant financing activities included share repurchases of $700 million and dividend payments of $179 million, partially offset by net proceeds from fiduciary funds held for clients of $141 million.

Indebtedness

Total debt, total equity, and the capitalization ratios at June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
	($ in millions)
Long-term debt	$5,781	$5,756
Current debt	749	550
Total debt	$6,530	$6,306

Total WTW shareholders’ equity	$7,688	$7,976

Capitalization ratio	45.9%	44.2%

For more information regarding our current and long-term debt, please see ‘Supplemental Guarantor Financial Information’ elsewhere within Part I, Item 2 of this Quarterly Report on Form 10-Q.

At June 30, 2026 and December 31, 2025, we were in compliance with all financial covenants.

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

At June 30, 2026 and December 31, 2025, we had fiduciary funds of $4.0 billion and $3.8 billion, respectively.

Share Repurchase Program

The Company is authorized to repurchase shares, by way of redemption or otherwise, and will consider whether to do so from time to time, based on many factors, including market conditions. There are no expiration dates for our repurchase plans or programs.

On July 28, 2026, the board of directors approved a $1.5 billion increase to the existing share repurchase program and on September 16, 2025, approved a $1.5 billion increase to the existing share repurchase program. These increases brought the total approved authorization, since the announcement of the program on April 20, 2016, to $13.2 billion.

At June 30, 2026, approximately $542 million remained on the current repurchase authority. The maximum number of shares that could be repurchased based on the closing price of our ordinary shares on June 30, 2026 of $261.37 was 2,072,893.

During the three and six months ended June 30, 2026, the Company had the following share repurchase activity:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Shares repurchased	1,733,574	2,747,908
Average price per share	$259.58	$272.92
Aggregate repurchase cost (excluding broker costs)	$450 million	$750 million

Capital Commitments

The Company’s capital expenditures for fixed assets and software were $114 million during the six months ended June 30, 2026. The Company estimates that there will be additional such expenditures in the range of $110 million to $135 million during the remainder of 2026. We currently expect cash from operations to adequately provide for these cash needs. There have been no material changes to our capital commitments since December 31, 2025.

Dividends

Total cash dividends of $178 million were paid during the six months ended June 30, 2026. In May 2026, the board of directors approved a quarterly cash dividend of $0.96 per share ($3.84 per share annualized rate), which was paid on July 15, 2026 to shareholders of record as of June 30, 2026.

Supplemental Guarantor Financial Information

As of June 30, 2026, WTW has issued the following debt securities (the ‘notes’):

a)
Willis North America Inc. (‘Willis North America’) has approximately $5.5 billion senior notes outstanding, of which $1.0 billion were issued on September 10, 2018, $1.0 billion were issued on September 10, 2019, $275 million were issued on May 29, 2020, $750 million were issued on May 19, 2022, $750 million were issued on May 17, 2023, $750 million were issued on March 5, 2024 and $1.0 billion were issued on December 22, 2025, and has $775 million outstanding under a DDTL; and
b)
Trinity Acquisition plc has approximately $275 million senior notes outstanding, which were issued on August 15, 2013, and a $1.5 billion revolving credit facility, on which no balance was outstanding at June 30, 2026.

The following table presents a summary of the entities that issue each note and those wholly-owned subsidiaries of the Company that guarantee each respective note on a joint and several basis as of June 30, 2026. These subsidiaries are all consolidated by Willis Towers Watson plc (the ‘parent company’) and together with the parent company comprise the ‘Obligor group’.

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

Each member of the Obligor group has only a stockholder’s claim on the assets of the non-guarantor subsidiaries. This stockholder’s claim is junior to the claims that creditors have against those non-guarantor subsidiaries. Holders of the notes will only be creditors of the Obligor group and not creditors of the non-guarantor subsidiaries. As a result, all of the existing and future liabilities of the non-guarantor subsidiaries, including any claims of trade creditors and preferred stockholders, will be structurally senior to the notes. As of and for the periods ended June 30, 2026 and December 31, 2025, the non-guarantor subsidiaries represented substantially all of the total assets and accounted for substantially all of the total revenue of the Company prior to consolidating adjustments. The non-guarantor subsidiaries have other liabilities, including contingent liabilities that may be significant. Each indenture does not contain any limitations on the amount of additional debt that the Obligor group and the non-guarantor subsidiaries may incur. The amounts of this debt could be substantial, and this debt may be debt of the non-guarantor subsidiaries, in which case this debt would be effectively senior in right of payment to the notes.

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

Intercompany balances and transactions between members of the Obligor group have been eliminated. All intercompany balances and transactions between the Obligor group and the non-guarantor subsidiaries have been presented in the disclosures below on a net presentation basis, rather than a gross basis, as this better reflects the nature of the intercompany positions and presents the funding or funded position that is to be received or owed. The intercompany balances and transactions between the Obligor group and non-guarantor subsidiaries, presented below, relate to a number of items including loan funding for acquisitions and other purposes, transfers of surplus cash between subsidiary companies, funding provided for working capital purposes, settlement of expense accounts, transactions related to share-based payment arrangements and share issuances, intercompany royalty and related arrangements, intercompany dividends and intercompany interest. At June 30, 2026 and December 31, 2025, the intercompany balances of the Obligor group with non-guarantor subsidiaries were net receivables of $1.9 billion at both periods presented, and net payables of $17.6 billion and $16.3 billion, respectively.

No balances or transactions of non-guarantor subsidiaries are presented in the disclosures other than the intercompany items noted above.

Presented below is certain summarized financial information for the Obligor group.

`	As of June 30, 2026	As of December 31, 2025
	(in millions)
Total current assets	$420	$398
Total non-current assets	2,009	1,931
Total current liabilities	9,035	7,733
Total non-current liabilities	15,412	15,068

Six months ended June 30, 2026
(in millions)
Revenue	$1,252
Income from operations	1,094
Income from operations before income taxes and interest in earnings of associates (i)	543
Net income	618
Net income attributable to WTW	618

(i)
Includes intercompany expense, net of the Obligor group from non-guarantor subsidiaries of $261 million for the six months ended June 30, 2026.

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

Reconciliations of the as-reported change to the constant currency and organic changes for the three and six months ended June 30, 2026 from the three and six months ended June 30, 2025 are as follows. The components of revenue change may not add due to rounding.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Three Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2026	2025	Change	Impact	Change	Divestitures	Change (i)
	($ in millions)
Revenue	$2,466	$2,261	9%	1%	8%	3%	5%

				Components of Revenue Change
			As	Less:	Constant	Less:
	Six Months Ended June 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2026	2025	Change	Impact	Change	Divestitures	Change (i)
	($ in millions)
Revenue	$4,878	$4,484	9%	3%	6%	2%	4%

(i)
Interest income did not contribute to organic change for the three and six months ended June 30, 2026.

For the three months ended June 30, 2026, our as-reported revenue increased by $205 million, or 9% and our organic revenue grew by 5%. For the six months ended June 30, 2026, our as-reported revenue increased by $394 million, or 9%, and our organic revenue grew by 4%. For additional information, please see the section entitled ‘Segment Revenue and Segment Operating Income’ elsewhere within Part I, Item 2 of this Quarterly Report on Form 10-Q.

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

Reconciliations of income from operations to adjusted operating income for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	($ in millions)
Income from operations	$364	$368	$812	$800
Adjusted for certain items:
Amortization	55	49	103	97
Transaction and integration expenses	61	2	102	2
Adjusted operating income	$480	$419	$1,017	$899

Income from operations margin	14.8%	16.3%	16.6%	17.8%
Adjusted operating income margin	19.5%	18.5%	20.8%	20.0%

Adjusted operating income increased for the three months ended June 30, 2026 to $480 million, from $419 million for the three months ended June 30, 2025, and increased for the six months ended June 30, 2026 to $1.0 billion from $899 million for the six months ended June 30, 2025. These increases resulted primarily from higher revenue in the current year, partially offset by higher salary expense and incentive and benefits costs, and higher non-income-related tax expense and professional services costs in the current year as compared to the prior year.

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

Reconciliations of net income to adjusted EBITDA for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	($ in millions)
NET INCOME	$231	$332	$534	$571
Provision for/(benefit from) income taxes	57	(21)	127	44
Interest expense	78	64	155	129
Depreciation	55	57	111	111
Amortization	55	49	103	97
Transaction and integration expenses	61	2	102	2
Net periodic pension and postretirement benefits	(8)	(13)	(14)	62
Gain on disposal of operations	—	—	—	(14)
Adjusted EBITDA	$529	$470	$1,118	$1,002

Net income margin	9.4%	14.7%	10.9%	12.7%
Adjusted EBITDA margin	21.5%	20.8%	22.9%	22.3%

Adjusted EBITDA for the three months ended June 30, 2026 was $529 million, compared to $470 million for the three months ended June 30, 2025, and was $1.1 billion for the six months ended June 30, 2026, compared to $1.0 billion for the six months ended June 30, 2025. These increases resulted primarily from higher revenue in the current year, partially offset by increased salary expense and incentive and benefits costs, and increased non-income-related tax expense and professional services costs in the current year as compared to the prior year.

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

Reconciliations of net income attributable to WTW to adjusted diluted earnings per share for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	($ in millions)
NET INCOME ATTRIBUTABLE TO WTW	$229	$331	$526	$566
Adjusted for certain items:
Amortization	55	49	103	97
Transaction and integration expenses	61	2	102	2
Net periodic pension and postretirement benefits	(8)	(13)	(14)	62
Gain on disposal of operations	—	—	—	(14)
Tax effect on certain items listed above (i)	(21)	(10)	(44)	(38)
Tax effect of significant adjustments	—	(74)	—	(74)
Adjusted net income	$316	$285	$673	$601

Weighted-average ordinary shares — diluted	94	100	95	100

Diluted earnings per share	$2.43	$3.32	$5.53	$5.64
Adjusted for certain items (ii) :
Amortization	0.58	0.49	1.08	0.97
Transaction and integration expenses	0.65	0.02	1.07	0.02
Net periodic pension and postretirement benefits	(0.08)	(0.13)	(0.15)	0.62
Gain on disposal of operations	—	—	—	(0.14)
Tax effect on certain items listed above (i)	(0.22)	(0.10)	(0.46)	(0.38)
Tax effect of significant adjustments	—	(0.74)	—	(0.74)
Adjusted diluted earnings per share	$3.35	$2.86	$7.07	$5.99

(i)
The tax effect was calculated using an effective tax rate for each item.
(ii)
Per share values and totals may differ due to rounding.

Our adjusted diluted earnings per share increased for both the three and six months ended June 30, 2026 as compared to the prior year due in part to a lower weighted-average outstanding share count due to our share repurchase activity over the last year, however primarily resulted from higher revenue in the current year, partially offset by increased salary expense and incentive and benefits costs, and increased non-income-related tax expense and professional services costs in the current year as compared to the prior year.

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

Reconciliations of income from operations before income taxes and interest in earnings of associates to adjusted income before taxes and provision for income taxes to adjusted income taxes for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	($ in millions)
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	$292	$313	$668	$616
Adjusted for certain items:
Amortization	55	49	103	97
Transaction and integration expenses	61	2	102	2
Net periodic pension and postretirement benefits	(8)	(13)	(14)	62
Gain on disposal of operations	—	—	—	(14)
Adjusted income before taxes	$400	$351	$859	$763

Provision for/(benefit from) income taxes	$57	$(21)	$127	$44
Tax effect on certain items listed above (i)	21	10	44	38
Tax effect of significant adjustments	—	74	—	74
Adjusted income taxes	$78	$63	$171	$156

U.S. GAAP tax rate	19.8%	(6.8)%	19.1%	7.1%
Adjusted income tax rate	19.6%	18.0%	19.7%	20.5%

(i)
The tax effect was calculated using an effective tax rate for each item.

Our U.S. GAAP tax rates were 19.8% and (6.8)% for the three months ended June 30, 2026 and 2025, respectively, and 19.1% and 7.1% for the six months ended June 30 2026 and 2025, respectively. The prior-year effective tax rates were lower primarily due to favorable discrete items including an adjustment to the tax provision associated with the earnout received from the sale of our Willis Re business, and changes in measurement for existing uncertain tax positions.

Our adjusted income tax rates were 19.6% and 18.0% for the three months ended June 30, 2026 and 2025, respectively, and 19.7% and 20.5% for the six months ended June 30, 2026 and 2025, respectively. The prior-year quarter effective tax rate was lower due to favorable discrete items including changes in measurement for existing uncertain tax positions and the release of a valuation allowance. The prior full-year effective tax rate was higher primarily due to the geographic mix of income, net of tax benefits.

Free Cash Flow

Free cash flow is defined as cash flows from/(used in) operating activities less cash used to purchase fixed assets and software. Management believes that free cash flow presents the core operating performance and cash generating capabilities of our business operations.

Reconciliations of cash flows used in operating activities to free cash flow for the six months ended June 30, 2026 and 2025 are as follows:

	Six Months Ended June 30,
	2026	2025
	(in millions)
Cash flows from operating activities	$474	$326
Less: Additions to fixed assets and software	(114)	(109)
Free cash flow	$360	$217

The increase was primarily driven by operating margin expansion.

Critical Accounting Estimates

There were no material changes from the Critical Accounting Estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 25, 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have considered changes in our exposure to market risks during the six months ended June 30, 2026 and have determined that there have been no material changes to our exposure to market risks from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 25, 2026. However, we have provided the following information to supplement or update our disclosures on our Form 10-K.

The Company has a global investment policy which is designed to ensure that we maintain diversification of our cash investments throughout the world in order to minimize the risk of loss due to a counterparty failure.

Interest Income on Fiduciary Funds

As described in our Annual Report on Form 10-K, we are exposed to interest rate risk. Specifically, as a result of our operating activities, we receive cash for premiums and claims which we deposit in high-quality bank term deposit and money market funds, on which we earn interest, where permitted. We also hold funds for clients of our benefits accounts businesses. For the benefit funds not invested, cash and cash equivalents are held, on which we earn interest, until the funds are directed by plan participants to either be invested in mutual funds or paid out on their behalf. This interest earned is included in our condensed consolidated financial statements as interest income. These funds are regulated in terms of access and the instruments in which they may be invested, most of which are short-term in maturity. Short-term rates in most major currencies continued to decrease in 2025 from end-of-2024 levels, with many central banks reducing rates throughout the period. Our interest income in 2025 reflected a combination of lower average interest rates over the course of 2025 offset with some increases in our invested cash balances. Through the second quarter of 2026, short-term rates have remained in line with expectations. Significant economic uncertainty prevails at this time, and the timing and magnitude of future central bank rate changes are uncertain. As to be expected, interest income in the future will be a function of the short-term rates we are able to obtain by currency and the cash balances available to invest. Interest income was $33 million and $73 million for the three and six months ended June 30, 2026, respectively, and $40 million and $79 million for the three and six months ended June 30, 2025, respectively. At June 30, 2026, we held $2.9 billion of fiduciary funds invested in interest-bearing accounts. If short-term interest rates increased or decreased by 25 basis points, interest earned on these invested fiduciary funds, and therefore our interest income recognized, would increase or decrease by approximately $7 million on an annualized basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (‘CEO’) and the Chief Financial Officer (‘CFO’), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘Exchange Act’). Based upon that evaluation, our management, including the CEO and CFO, concluded that the our disclosure controls and procedures are effective in providing reasonable assurance that the information required to be included in the periodic reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including the CEO and the CFO, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1 regarding our legal proceedings is incorporated by reference herein from Part I, Item 1 Note 13 — Commitments and Contingencies - Legal Proceedings of the notes to the condensed consolidated financial statements in this Form 10-Q for the quarter ended June 30, 2026.

ITEM 1A. RISK FACTORS

Except for the risk factor discussed below, there are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K, filed with the SEC on February 25, 2026. We urge you to read the risk factors contained therein.

Our artificial intelligence (‘AI’) acceleration plan (the ‘Plan’), or other activities we may from time to time undertake that impact our workforce, technology or processes could have adverse effects on the Company and may not achieve the intended benefits.

The Plan, described in more detail in this Quarterly Report on Form 10-Q under Note 20 – Subsequent Event within Part I, Item 1 ‘Financial Statements,’ and Part II, Item 5 ‘Other Information,’ may not be successful. Programs such as the Plan, or similar transformation activities we may undertake in the future impacting our workforce, technology or processes, create significant risks, including exacerbating risks to the Company as we discussed in our Risk Factors within Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Among other things, the implementation of the Plan, as well as our regular ongoing transformation or cost reduction activities (including in connection with the integration of acquired businesses), may reduce or restructure some roles, adversely impact other resources, significantly change processes and/or distract our available human capital assets, which could slow the anticipated platform enhancements, technology optimization and improvements in our products and services, adversely affect our ability to effectively respond to clients, harm our ability to generate revenue growth and/or limit our ability to address client demands effectively, efficiently and on the desired timelines. Implementation of AI initiatives may not achieve planned benefits, further our strategic goals or strengthen our competitive position, and they can create significant operational risks, such as potential correlated errors and omission liability from AI not operating as intended, regulatory, privacy or other compliance exposures, intellectual property challenges, cyber-security exposures, operational resilience challenges from reliance on AI tools or vendors, and potential reputational damage. There can be no assurance that our intended governance processes will sufficiently mitigate risks, especially given the complexity and scale of the Plan and the limited time to implement. We also may not successfully manage human capital challenges and implement cultural changes needed to achieve the Plan goals, and retention or engagement of key employees could suffer as the Plan is implemented. In addition, delays in implementing planned actions or other productivity improvements, unexpected costs or other problems with planned initiatives, or failure to meet targeted improvements may diminish the operational or financial benefits we realize from such actions. Moreover, we can provide no assurance that we will realize the expected savings in the amounts or on the timeline currently anticipated. Any of the circumstances described above could adversely impact our business and results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On May 20, 2026, in connection with the acquisition of Newfront, the Company issued an aggregate of 2,804.205 restricted stock units (‘RSUs’) to trusts established by certain key employees of Newfront, subject to further vesting and transfer restrictions. The securities were issued without registration in reliance on Section 4(a)(2) of the Securities Act as a sale by the Company not involving a public offering.

(c) Issuer Purchases of Equity Securities

The Company is authorized to repurchase shares, by way of redemption or otherwise, and will consider whether to do so from time to time, based on many factors, including market conditions. There are no expiration dates for these repurchase plans or programs.

On July 28, 2026, the board of directors approved a $1.5 billion increase to the existing share repurchase program and on September 16, 2025, approved a $1.5 billion increase to the existing share repurchase program. These increases brought the total approved authorization, since the announcement of the program on April 20, 2016, to $13.2 billion.

The following table presents specified information about the Company’s repurchases of its shares in the second quarter of 2026 and the Company’s remaining repurchase authority.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1, 2026 through April 30, 2026	185,609	$290.80	185,609	3,620,858
May 1, 2026 through May 31, 2026	1,122,814	$254.74	1,122,814	2,498,044
June 1, 2026 through June 30, 2026	425,151	$258.74	425,151	2,072,893
	1,733,574	$259.58	1,733,574

At June 30, 2026 the maximum number of shares that may yet be purchased under the existing share repurchase plan is 2,072,893, with approximately $542 million remaining on the current open-ended repurchase authority granted by the board. An estimate of the maximum number of shares under the existing authorities was determined using the closing price of our ordinary shares on June 30, 2026 of $261.37.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

AI Acceleration Plan

On July 28, 2026, the Board of Directors of WTW (the ‘Company’) approved and authorized management to execute Propel, an artificial intelligence (‘AI’) acceleration plan (the ‘Plan’). The Plan is a two-year program to embed AI and automation across the enterprise. Supported by the Company's ongoing investments in AI, data and technology, including the acquisition of Newfront, the Plan is expected to enhance client service and create additional opportunities for growth as well as streamline core operating processes. The Company expects to generate approximately $400 million in gross run-rate savings. After reinvesting approximately $50 million to support growth, the Company expects to deliver $350 million in net run-rate savings by the end of 2028. Approximately $625 million of cash costs are expected to be incurred as well as approximately $25 million in non-cash charges through the end of 2028 in connection with the Plan, consisting principally of process automation and organizational transition costs, including process and organizational design costs, severance and separation-related costs and temporary retention costs, as well as costs associated with implementing AI systems and related technologies, including technology implementation, integration and certain contractor and vendor contract termination costs. An immaterial portion of these costs is expected to be capitalized.

The estimates set forth above are subject to a number of assumptions and actual amounts may differ materially from these estimates. The Company may also incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur as a result of, or in connection with, the implementation of the Plan.

Also see Note 20 – Subsequent Event within Part I, Item 1 ‘Financial Statements,’ and Part II, Item 1A, Risk Factors – ‘Our artificial intelligence (‘AI’) acceleration plan (the ‘Plan’), or other activities we may from time to time undertake that impact our workforce, technology or processes could have adverse effects on the Company and may not achieve the intended benefits,’ within this Quarterly Report on Form 10-Q.

Retirement of Principal Accounting Officer and Controller

On July 28, 2026, Joseph S. Kurpis notified the Company of his intent to retire from his role as the Company's Principal Accounting Officer and Controller in the first half of 2027, after the filing of the Company’s Annual Report on Form 10-K, with the exact date to be determined at a later date. In connection with Mr. Kurpis’ retirement, the Company is conducting a search for his successor. Mr. Kurpis is expected to stay with the Company in his current position until his successor is appointed to assist with an orderly handover of responsibilities.

Rule 10b5-1 Trading Arrangements

During the quarter ended June 30, 2026, none of the Company’s directors and officers adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any ‘non-Rule 10b5-1 trading arrangement’ as defined under Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Schedule/ Form	Exhibit	Filing Date	Filed Herewith
10.1†	Willis Towers Watson Public Limited Company 2012 Equity Incentive Plan (as amended and restated March 31, 2026).				X
10.2†	Form of 2026 Time-Based Restricted Share Unit Award Agreement for Executive Officers under the Willis Towers Watson 2012 Equity Incentive Plan, as Amended and Restated.				X
10.3†	Form of 2026 Performance-Based Restricted Share Unit Award Agreement for Executive Officers under the Willis Towers Watson 2012 Equity Incentive Plan, as Amended and Restated.				X
10.4	Willis Towers Watson Public Limited Company Compensation Policy and Share Ownership Guidelines for Non-Employee Directors (dated as of May 20, 2026).				X
10.5†	WTW Amended and Restated Employee Share Purchase Plan (as last amended and restated May 20, 2026).	S-8	4.3	May 26, 2026
22.1	List of Issuers and Guarantor Subsidiaries.				X
31.1	Certification of the Registrant’s Chief Executive Officer, Carl A. Hess, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.				X
31.2	Certification of the Registrant’s Chief Financial Officer, Andrew J. Krasner, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.				X
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

Willis Towers Watson Public Limited Company
(Registrant)

/s/ Carl A. Hess		July 30, 2026
Name:	Carl A. Hess	Date
Title:	Chief Executive Officer

/s/ Andrew J. Krasner		July 30, 2026
Name:	Andrew J. Krasner	Date
Title:	Chief Financial Officer

/s/ Joseph S. Kurpis		July 30, 2026
Name:	Joseph S. Kurpis	Date
Title:	Principal Accounting Officer and Controller