Form 10-Q
period 2026-09-30
WILLIS TOWERS WATSON PLC
filed 2026-10-29
CIK 1140536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 26, 2026, there were outstanding 92,216,232 ordinary shares, nominal value $0.000304635 per share, of the registrant.

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

INDEX TO FORM 10-Q

For the Three and Nine Months Ended September 30, 2026

Certain Definitions

The following definitions apply throughout this quarterly report unless the context requires otherwise:

‘We’, ‘Us’, ‘Company’, ‘Willis Towers Watson’, ‘Our’, ‘Willis Towers Watson plc’ or ‘WTW’	Willis Towers Watson Public Limited Company, a company organized under the laws of Ireland, and its subsidiaries

‘shares’	The ordinary shares of Willis Towers Watson Public Limited Company, nominal value $0.000304635 per share

‘U.S.’	United States

‘U.K.’	United Kingdom

‘E.U.’	European Union or European Union 27 (the number of member countries following the United Kingdom’s exit)

‘U.S. GAAP’	United States Generally Accepted Accounting Principles

‘FASB’	Financial Accounting Standards Board

‘ASC’	Accounting Standards Codification

‘ASU’	Accounting Standards Update

‘SEC’	United States Securities and Exchange Commission

‘EBITDA’	Earnings before Interest, Taxes, Depreciation and Amortization

‘Willis Re’	The Company’s reinsurance joint venture with Bain Capital in which the Company has a minority interest.

Disclaimer Regarding Forward-looking Statements

We have included in this document ‘forward-looking statements’ within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. These forward-looking statements include information about possible or assumed future results of our operations or certain considerations relating to our future results. All statements, other than statements of historical facts, that address activities, events or developments that we expect or anticipate may occur in the future, including such things as: our outlook; the potential impact of natural or man-made disasters like health pandemics and other world health crises; the impact of macroeconomic trends, including inflation, changes in interest rates, trade policies and other geopolitical risks; future capital expenditures; ongoing working capital efforts; future share repurchases; financial results (including our revenue, costs or margins) and the impact of changes to tax laws on our financial results; existing and evolving business strategies, including with respect to our reinsurance joint-venture investment with Bain Capital; our indebtedness; our ability to execute strategic transactions, including both acquisitions and dispositions, including our ability to receive adequate consideration or any earnout proceeds in return for any dispositions or integrate or manage acquired businesses (such as our recent acquisitions of Newfront Insurance Holdings, Inc. and Cushon) or effect internal reorganizations; demand for our services and competitive strengths; strategic goals; the benefits of new initiatives or investments in technology; growth of our business and operations; the sustained health of our product, service, transaction, client, and talent assessment and management pipelines; our ability to successfully manage ongoing leadership, organizational and technology changes, including investments in improving systems and processes; our ability to implement and realize anticipated benefits of any cost-savings or investment initiatives including our newly launched artificial intelligence acceleration plan (the ‘Plan’); our cybersecurity and privacy processes; our application of artificial intelligence technologies throughout our business and our ability to compete with artificial intelligence technologies offered by new or existing competitors; our ability to protect our intellectual property; our compliance with laws and regulations; risks associated with being an Irish-incorporated company; our recognition of future impairment charges; and plans and references to future successes, including our future financial and operating results, short-term and long-term financial goals, plans, objectives, expectations and intentions, including with respect to free cash flow generation, adjusted net income, adjusted operating margin and adjusted earnings per share, are forward-looking statements. Also, when we use words such as ‘may’, ‘will’, ‘would’, ‘anticipate’, ‘believe’, ‘estimate’, ‘expect’, ‘intend’, ‘plan’, ‘continues’, ‘seek’, ‘target’, ‘goal’, ‘focus’, ‘probably’, or similar expressions, we are making forward-looking statements. Such statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. All forward-looking disclosure is speculative by its nature.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Statements of Comprehensive Income

(In millions of U.S. dollars, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$2,460	$2,288	$7,338	$6,772
Costs of providing services
Salaries and benefits	1,507	1,413	4,492	4,186
Other operating expenses	354	352	1,119	1,053
Depreciation	55	56	166	167
Amortization	59	47	162	144
Restructuring costs	14	—	14	—
Transaction and program expenses	42	2	144	4
Total costs of providing services	2,031	1,870	6,097	5,554
Income from operations	429	418	1,241	1,218
Interest expense	(80)	(65)	(235)	(194)
Other income/(loss), net	52	37	63	(18)
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	401	390	1,069	1,006
Provision for income taxes	(79)	(77)	(206)	(121)
INCOME FROM OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	322	313	863	885
Interests in earnings of associates, net of tax	(13)	(7)	(20)	(8)
NET INCOME	309	306	843	877
Income attributable to non-controlling interests	(6)	(2)	(14)	(7)
NET INCOME ATTRIBUTABLE TO WTW	$303	$304	$829	$870

EARNINGS PER SHARE
Basic earnings per share	$3.25	$3.12	$8.79	$8.80
Diluted earnings per share	$3.24	$3.11	$8.76	$8.74

Comprehensive income before non-controlling interests	$324	$303	$843	$1,326
Comprehensive income attributable to non-controlling interests	(5)	(2)	(13)	(7)
Comprehensive income attributable to WTW	$319	$301	$830	$1,319

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Balance Sheets

(In millions of U.S. dollars, except share data)

(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$1,946	$3,132
Fiduciary assets	11,057	10,445
Accounts receivable, net	2,462	2,702
Prepaid and other current assets	669	595
Total current assets	16,134	16,874
Fixed assets, net	665	695
Goodwill	9,778	8,938
Other intangible assets, net	1,431	1,141
Right-of-use assets	474	487
Pension benefits assets	586	529
Other non-current assets	928	866
Total non-current assets	13,862	12,656
TOTAL ASSETS	$29,996	$29,530
LIABILITIES AND EQUITY
Fiduciary liabilities	$11,057	$10,445
Deferred revenue and accrued expenses	1,965	2,087
Current debt	749	550
Current lease liabilities	118	125
Other current liabilities	729	797
Total current liabilities	14,618	14,004
Long-term debt	5,783	5,756
Liability for pension benefits	583	660
Provision for liabilities	368	340
Long-term lease liabilities	448	472
Other non-current liabilities	356	246
Total non-current liabilities	7,538	7,474
TOTAL LIABILITIES	22,156	21,478
COMMITMENTS AND CONTINGENCIES
EQUITY (i)
Additional paid-in capital	11,304	11,106
Accumulated deficit	(707)	(296)
Accumulated other comprehensive loss, net of tax	(2,833)	(2,834)
Total WTW shareholders’ equity	7,764	7,976
Non-controlling interests	76	76
Total equity	7,840	8,052
TOTAL LIABILITIES AND EQUITY	$29,996	$29,530

(i)
Equity includes (a) Ordinary shares $0.000304635 nominal value; Authorized 1,510,003,775; Issued 92,337,120 (2026) and 95,079,835 (2025); Outstanding 92,337,120 (2026) and 95,079,835 (2025) and (b) Preference shares, $0.000115 nominal value; Authorized 1,000,000,000 and Issued none in 2026 and 2025.

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Statements of Cash Flows

(In millions of U.S. dollars)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$843	$877
Adjustments to reconcile net income to total net cash from operating activities:
Depreciation	166	167
Amortization	162	144
Non-cash restructuring costs	14	—
Non-cash lease expense	75	71
Net periodic cost of defined benefit pension plans	9	100
Provision for doubtful receivables from clients	11	8
Benefit from deferred income taxes	(54)	(62)
Share-based compensation	179	104
Gain on disposal of operations	(37)	(40)
Non-cash foreign exchange (gain)/loss	(20)	30
Other, net	42	34
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable	275	382
Other assets	(124)	(142)
Other liabilities	(354)	(689)
Provisions	26	20
Net cash from operating activities	1,213	1,004
CASH FLOWS (USED IN)/FROM INVESTING ACTIVITIES
Additions to fixed assets and software	(178)	(166)
Sale of fixed assets	29	—
Acquisitions of operations, net of cash acquired	(1,103)	(14)
Contributions to investments in associates, net	(20)	(16)
Net proceeds from sale of operations	12	870
Cash and fiduciary funds transferred in sale of operations	—	(54)
Net purchases of held-to-maturity securities	—	(50)
Net purchases of available-for-sale securities	(3)	(40)
Other, net	(2)	—
Net cash (used in)/from investing activities	(1,265)	530
CASH FLOWS USED IN FINANCING ACTIVITIES
Borrowing of other debt	775	—
Debt issuance costs	(4)	—
Repayments of debt	(552)	(4)
Repurchase of shares	(970)	(1,300)
Net proceeds from fiduciary funds held for clients	52	343
Payments of deferred and contingent consideration related to acquisitions	(3)	(19)
Cash paid for employee taxes on withholding shares	(61)	(53)
Dividends paid	(267)	(269)
Acquisitions of and dividends paid to non-controlling interests	(11)	(9)
Net cash used in financing activities	(1,041)	(1,311)
(DECREASE)/INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH (i)	(1,093)	223
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(38)	202
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD (i)	6,487	4,998
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (i)	$5,356	$5,423

(i)
The amounts of cash, cash equivalents and restricted cash, their respective classification on the condensed consolidated balance sheets as well as their respective portions of the increase or decrease in cash, cash equivalents and restricted cash for each of the periods presented have been included in Note 20 — Supplemental Disclosures of Cash Flow Information.

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY

Condensed Consolidated Statements of Changes in Equity

(In millions of U.S. dollars and number of shares in thousands)

(Unaudited)

	Nine Months Ended September 30, 2026
	Shares outstanding	Additional paid-in capital	Accumulated deficit	AOCL (i)	Total WTW shareholders’ equity	Non-controlling interests	Total equity
Balance as of December 31, 2025	95,080	$11,106	$(296)	$(2,834)	$7,976	$76	$8,052
Shares repurchased	(1,014)	—	(300)	—	(300)	—	(300)
Net income	—	—	297	—	297	6	303
Dividends declared ($0.96 per share)	—	—	(93)	—	(93)	—	(93)
Other comprehensive loss	—	—	—	(36)	(36)	—	(36)
Issuance of shares under employee stock compensation plans	13	—	—	—	—	—	—
Share-based compensation and net settlements	—	38	—	—	38	—	38
Acquisition of Newfront (ii)	199	93	—	—	93	—	93
Foreign currency translation	—	2	—	—	2	—	2
Balance as of March 31, 2026	94,278	$11,239	$(392)	$(2,870)	$7,977	$82	$8,059
Shares repurchased	(1,734)	—	(450)	—	(450)	—	(450)
Net income	—	—	229	—	229	2	231
Dividends declared ($0.96 per share)	—	—	(86)	—	(86)	—	(86)
Dividends attributable to non-controlling interests	—	—	—	—	—	(2)	(2)
Other comprehensive income	—	—	—	21	21	—	21
Issuance of shares under employee stock compensation plans	434	—	—	—	—	—	—
Share-based compensation and net settlements	—	16	—	—	16	—	16
Acquisition of Newfront (ii)	26	(18)	—	—	(18)	—	(18)
Foreign currency translation	—	(1)	—	—	(1)	—	(1)
Balance as of June 30, 2026	93,004	$11,236	$(699)	$(2,849)	$7,688	$82	$7,770
Shares repurchased	(687)	—	(220)	—	(220)	—	(220)
Net income	—	—	303	—	303	6	309
Dividends declared ($0.96 per share)	—	—	(91)	—	(91)	—	(91)
Dividends attributable to non-controlling interests	—	—	—	—	—	(9)	(9)
Other comprehensive income/(loss)	—	—	—	16	16	(1)	15
Issuance of shares under employee stock compensation plans	20	—	—	—	—	—	—
Share-based compensation and net settlements	—	58	—	—	58	—	58
Acquisition of Newfront (ii)	—	7	—	—	7	—	7
Reduction of non-controlling interests (iii)	—	2	—	—	2	(2)	—
Foreign currency translation	—	1	—	—	1	—	1
Balance as of September 30, 2026	92,337	$11,304	$(707)	$(2,833)	$7,764	$76	$7,840

(i)
Accumulated other comprehensive loss, net of tax (‘AOCL’).
(ii)
As part of the acquisition of Newfront, in the first quarter, 199,028 ordinary shares were issued to certain award holders. Additionally, $93 million was allocated to pre-combination service for all replaced share-based compensation awards. In the second quarter, 26,353 ordinary shares were issued and the estimate of pre-combination service for all replaced share-based compensation awards was revised downwards. In the third quarter, the estimate of pre-combination expense was further adjusted. See Note 3 — Acquisitions and Divestitures.
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

The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that can be expected for the entire year. The Company experiences seasonal fluctuations of its revenue. Revenue is typically higher during the Company’s first and fourth quarters due primarily to the timing of broking-related activities. The results reflect certain estimates and assumptions made by management, including those estimates used in calculating acquisition consideration and fair value of tangible and intangible assets and acquisition-related liabilities, professional liability claims, estimated bonuses, valuation of billed and unbilled receivables, and anticipated tax liabilities that affect the amounts reported in the condensed consolidated financial statements and related notes.

Transaction and Program Expenses

Within the condensed consolidated statements of comprehensive income, Transaction and Program Expenses relate to non-recurring or one-time transaction costs incurred in relation to acquisitions and divestitures and costs associated with the integration of significant acquired companies and the Propel AI Acceleration Plan (see Note 6 — AI Acceleration Plan).

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

Note 3 — Acquisitions and Divestitures

Acquisitions

Newfront Insurance Holdings, Inc. Acquisition

On January 27, 2026, the Company completed the acquisition of Newfront Insurance Holdings, Inc. (‘Newfront’), a U.S.-based broker combining specialty expertise and cutting-edge technology, for up-front and contingent consideration. The $1.05 billion up-front portion of the purchase price was comprised of approximately $900 million in cash paid to all of Newfront’s shareholders and $150 million in replacement award equity paid only to Newfront’s employee-shareholders and subject to ongoing vesting. The contingent consideration includes up to $250 million, subject to Newfront’s achievement of specified three-year performance targets, and up to an incremental $150 million which would become payable if Newfront achieves above-target revenue growth. Both tranches of contingent consideration are payable primarily in equity awards subject to service requirements and will be recognized as compensation expense. The cash portion of these arrangements has no service requirements and is included in the estimate of consideration transferred. The cash consideration and related fees, costs and expenses for the acquisition were funded with the net proceeds from our December 2025 issuance of $1.0 billion of senior notes (see Note 10 — Debt for additional information). Newfront operates as part of both our Health, Wealth & Career (Health & Benefits and Investment businesses) and Risk & Broking (Corporate Risk & Broking business) segments.

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

During the second quarter of 2026, the Company made adjustments to its preliminary fair values related to the valuation of consideration transferred in the form of share-based compensation and contingent consideration, and adjusted both the values of intangible assets, deferred taxes and goodwill. During the third quarter of 2026, the Company made adjustments to its preliminary fair values related to the valuation of consideration transferred in the form of share-based compensation, and adjusted the values of accounts receivable, deferred taxes and goodwill.

Cash and cash equivalents	$95
Fiduciary assets	42
Accounts receivable, net	40
Prepaid and other current assets	7
Right-of-use assets	4
Intangible assets	264
Goodwill	692
Other noncurrent assets	3
Deferred revenue and accrued expenses	(28)
Fiduciary liabilities	(42)
Other current liabilities	(7)
Deferred tax liabilities	(5)
Lease liabilities	(4)
Net assets acquired	$1,061

Preliminary values of intangible assets consist primarily of $209 million of customer relationships and $55 million of developed software, with preliminary weighted-average expected lives of 8 years and 7 years, respectively.

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

Cushon Acquisition

On April 30, 2026, the Company completed the acquisition of Cushon, a workplace pensions, savings and financial well-being company, for cash consideration of £150 million, subject to working capital and other adjustments, and contingent consideration of up to £100 million. The Company funded the acquisition with the remaining available balance on the delayed draw term loan (see Note 10 — Debt for additional information). Cushon operates as part of our Health, Wealth & Career (Benefits Delivery & Outsourcing) segment.

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

Cash and cash equivalents	$12
Accounts receivable, net	3
Prepaid and other current assets	18
Intangible assets	111
Goodwill	131
Deferred revenue and accrued expenses	(10)
Other current liabilities	(1)
Deferred tax liabilities	(27)
Net assets acquired	$237

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

Al-Futtaim Willis - Acquisition of Remaining Interests

On September 30, 2026, the Company completed the acquisition of the remaining 51% controlling interest of its longstanding broking joint venture, Al-Futtaim Willis (‘AFW’), based in the United Arab Emirates, for cash consideration of $58 million, subject to certain adjustments. The results of AFW were previously included in interest in earnings of associates, net of tax, on the condensed consolidated statements of comprehensive income, but will be fully consolidated after the close of the transaction. As a result of the acquisition completed in stages, the Company recognized a preliminary non-cash revaluation gain of $37 million as a result of remeasuring the previously-held interests which is included in other income/(loss), net on the condensed consolidated statements of comprehensive income. AFW operates as part of both our Health, Wealth & Career (Health & Benefits business) and Risk & Broking (Corporate Risk & Broking business) segments.

Other Acquisitions

During the nine months ended September 30, 2026 and 2025, the Company made contributions to interests in associates accounted for under the equity method of accounting in cash payments of $23 million and $16 million, respectively. Additionally, during the nine months ended September 30, 2026 and 2025, the Company made acquisitions for cash consideration of $55 million and $14 million, respectively, with related contingent consideration valued at $7 million for the nine months ended September 30, 2026. There was no related contingent consideration for the nine months ended September 30, 2025.

Divestitures

Disposals

The Company completed disposals during the nine months ended September 30, 2026 for cash proceeds of $12 million, and recognized immaterial gains, which are included in other income/(loss), net on the condensed consolidated statements of comprehensive income. During the nine months ended September 30, 2025, the Company disposed of a business and had disposal price and other adjustments to its 2024 sale of TRANZACT, resulting in a gain of $40 million, which was included in other income/(loss), net on the condensed consolidated statements of comprehensive income.

Note 4 — Revenue

Disaggregation of Revenue

The Company reports revenue by segment in Note 5 — Segment Information. The following tables present revenue by service offering and segment, as well as reconciliations to total revenue for the three and nine months ended September 30, 2026 and 2025. Along with reimbursable expenses and other, total revenue by service offering represents our revenue from customer contracts.

	Three Months Ended September 30,
	HWC		R&B		Corporate (i)		Total
	2026	2025	2026	2025	2026	2025	2026	2025
Broking	$143	$121	$857	$794	$—	$—	$1,000	$915
Consulting	750	714	104	104	—	—	854	818
Outsourced administration	285	282	14	17	—	—	299	299
Other	163	136	67	58	—	—	230	194
Total revenue by service offering	1,341	1,253	1,042	973	—	—	2,383	2,226
Reimbursable expenses and other (i)	21	16	5	3	(5)	(5)	21	14
Total revenue from customer contracts	$1,362	$1,269	$1,047	$976	$(5)	$(5)	$2,404	$2,240
Interest and other income	9	8	45	34	2	6	56	48
Total revenue	$1,371	$1,277	$1,092	$1,010	$(3)	$1	$2,460	$2,288

	Nine Months Ended September 30,
	HWC		R&B		Corporate (i)		Total
	2026	2025	2026	2025	2026	2025	2026	2025
Broking	$488	$417	$2,652	$2,430	$—	$—	$3,140	$2,847
Consulting	2,226	2,097	341	322	2	1	2,569	2,420
Outsourced administration	851	790	50	55	—	—	901	845
Other	294	277	219	188	—	—	513	465
Total revenue by service offering	3,859	3,581	3,262	2,995	2	1	7,123	6,577
Reimbursable expenses and other (i)	62	51	12	9	(2)	(2)	72	58
Total revenue from customer contracts	$3,921	$3,632	$3,274	$3,004	$—	$(1)	$7,195	$6,635
Interest and other income	26	25	105	86	12	26	143	137
Total revenue	$3,947	$3,657	$3,379	$3,090	$12	$25	$7,338	$6,772

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

Interest and other income is included in segment revenue and total revenue, however it has been presented separately in the above tables because it does not arise directly from contracts with customers. The significant components of interest and other income are as follows for the periods presented above:

	Three Months Ended September 30,
	HWC		R&B		Corporate		Total
	2026	2025	2026	2025	2026	2025	2026	2025
Book-of-business settlements	$2	$—	$18	$6	$—	$—	$20	$6
Interest income	7	8	26	28	2	6	35	42
Other income	—	—	1	—	—	—	1	—
Total interest and other income	$9	$8	$45	$34	$2	$6	$56	$48

	Nine Months Ended September 30,
	HWC		R&B		Corporate		Total
	2026	2025	2026	2025	2026	2025	2026	2025
Book-of-business settlements	$4	$2	$28	$9	$—	$—	$32	$11
Interest income	22	22	75	73	11	26	108	121
Other income	—	1	2	4	1	—	3	5
Total interest and other income	$26	$25	$105	$86	$12	$26	$143	$137

The following tables present revenue from service offerings by the geography where our work was performed for the three and nine months ended September 30, 2026 and 2025. Reconciliations to total revenue on our condensed consolidated statements of comprehensive income and to segment revenue are shown in the tables above.

	Three Months Ended September 30,
	HWC		R&B		Corporate		Total
	2026	2025	2026	2025	2026	2025	2026	2025
North America	$761	$719	$434	$365	$—	$—	$1,195	$1,084
Europe	428	400	438	457	—	—	866	857
International	152	134	170	151	—	—	322	285
Total revenue by geography	$1,341	$1,253	$1,042	$973	$—	$—	$2,383	$2,226

	Nine Months Ended September 30,
	HWC		R&B		Corporate		Total
	2026	2025	2026	2025	2026	2025	2026	2025
North America	$2,146	$2,029	$1,250	$1,092	$—	$1	$3,396	$3,122
Europe	1,291	1,183	1,518	1,449	2	—	2,811	2,632
International	422	369	494	454	—	—	916	823
Total revenue by geography	$3,859	$3,581	$3,262	$2,995	$2	$1	$7,123	$6,577

Contract Balances

The Company reports accounts receivable, net on the condensed consolidated balance sheets, which includes billed and unbilled receivables and current contract assets. In addition to accounts receivable, net, the Company had the following non-current accounts receivable and deferred revenue balances at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Billed receivables, net of allowance for doubtful accounts of $40 million and $30 million	$1,732	$1,833
Unbilled receivables	623	543
Current contract assets	107	326
Accounts receivable, net	$2,462	$2,702
Non-current accounts receivable, net	$32	$42
Deferred revenue	$770	$700

During the three and nine months ended September 30, 2026, revenue of $61 million and $456 million, respectively, was recognized that was reflected as deferred revenue at December 31, 2025. During the three months ended September 30, 2026, revenue of $336 million was recognized that was reflected as deferred revenue at June 30, 2026.

During the three and nine months ended September 30, 2026, the Company had no revenue related to performance obligations satisfied in a prior period.

Performance Obligations

The Company has contracts for which performance obligations have not been satisfied as of September 30, 2026 or have been partially satisfied as of this date. The following table shows the expected timing for the satisfaction of the remaining performance obligations. This table does not include contract renewals or variable consideration, which was excluded from the transaction prices in accordance with the guidance on constraining estimates of variable consideration.

In addition, in accordance with ASC 606, Revenue From Contracts With Customers (‘ASC 606’), the Company has elected not to disclose the remaining performance obligations when one or both of the following circumstances apply:

•
Performance obligations which are part of a contract that has an original expected duration of less than one year, and
•
Performance obligations satisfied in accordance with ASC 606-10-55-18 (‘right to invoice’).

	Remainder of 2026	2027	2028 onward	Total
Revenue expected to be recognized on contracts as of September 30, 2026	$204	$635	$809	$1,648

Since most of the Company’s contracts are cancellable with less than one year’s notice and have no substantive penalty for cancellation, the majority of the Company’s remaining performance obligations as of September 30, 2026 have been excluded from the table above.

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

Segment operating income excludes certain costs, including (i) amortization of intangibles; (ii) certain transaction and program expenses; and (iii) to the extent that the actual expense based upon which allocations are made differs from the forecast/budget amount, a reconciling item will be created between internally-allocated expenses and the actual expenses that we report for U.S. GAAP purposes. Although not reviewed individually by the CODM, amounts included in segment expenses may be determined on both a direct and allocated basis and are related to salaries and benefits, depreciation, corporate overhead charges and other operating expenses, including for occupancy, colleague travel costs, legal, marketing, technology, professional fees and professional liability costs.

The Company experiences seasonal fluctuations of its revenue. Revenue is typically higher during the Company’s first and fourth quarters due primarily to the timing of broking-related activities.

The following table presents segment revenue, segment expenses and segment operating income for our reportable segments for the three months ended September 30, 2026 and 2025.

	Three Months Ended September 30,
	HWC		R&B		Total
	2026	2025	2026	2025	2026	2025
Segment revenue excluding interest income	$1,343	$1,253	$1,061	$979	$2,404	$2,232
Interest income	7	8	26	28	33	36
Total segment revenue	1,350	1,261	1,087	1,007	2,437	2,268

Other segment expense	921	869	861	808	1,782	1,677
Depreciation	31	31	10	10	41	41
Total segment expense	952	900	871	818	1,823	1,718

Segment operating income	$398	$361	$216	$189	$614	$550

The following table presents segment revenue, segment expenses and segment operating income for our reportable segments for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,
	HWC		R&B		Total
	2026	2025	2026	2025	2026	2025
Segment revenue excluding interest income	$3,863	$3,584	$3,292	$3,008	$7,155	$6,592
Interest income	22	22	75	73	97	95
Total segment revenue	3,885	3,606	3,367	3,081	7,252	6,687

Other segment expense	2,741	2,560	2,611	2,414	5,352	4,974
Depreciation	94	94	30	30	124	124
Total segment expense	2,835	2,654	2,641	2,444	5,476	5,098

Segment operating income	$1,050	$952	$726	$637	$1,776	$1,589

The following table presents reconciliations of the information reported by segment to the Company’s condensed consolidated statements of comprehensive income amounts reported for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Total segment revenue	$2,437	$2,268	$7,252	$6,687
Reimbursable expenses and other	23	20	86	85
Revenue	$2,460	$2,288	$7,338	$6,772

Total segment operating income	$614	$550	$1,776	$1,589
Amortization	(59)	(47)	(162)	(144)
Restructuring costs (i)	(14)	—	(14)	—
Transaction and program expenses (ii)	(42)	(2)	(144)	(4)
Unallocated, net (iii)	(70)	(83)	(215)	(223)
Income from operations	429	418	1,241	1,218
Interest expense	(80)	(65)	(235)	(194)
Other income/(loss), net	52	37	63	(18)
Income from operations before income taxes and interest in earnings of associates	$401	$390	$1,069	$1,006

(i)
See Note 6 — AI Acceleration Plan for the composition of costs for 2026.
(ii)
Primarily includes share-based compensation and other transaction-related costs attributable to our Newfront and Cushon acquisitions (see Note 3 — Acquisitions and Divestitures) and costs associated with the integration of significant acquired companies and the Propel AI Acceleration Plan (see Note 6 – AI Acceleration Plan).
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

Below are our revenue (on the basis of where the work was performed) and tangible long-lived assets for Ireland, our country of domicile, countries with significant concentrations and all other foreign countries as of and for the periods ended as indicated:

	Revenue				Long-Lived Assets (i)
	Three months ended September 30,		Nine months ended September 30,		September 30,	December 31,
	2026	2025	2026	2025	2026	2025
Ireland	$35	$33	$116	$105	$7	$7

United States	1,157	999	3,273	2,977	295	282
United Kingdom	529	539	1,580	1,499	496	521
Rest of World	739	717	2,369	2,191	341	372
Total Foreign Countries	2,425	2,255	7,222	6,667	1,132	1,175
	$2,460	$2,288	$7,338	$6,772	$1,139	$1,182

(i)
Tangible long-lived assets consist of fixed assets and right-of-use (‘ROU’) assets.

Note 6 — AI Acceleration Plan

On July 28, 2026, the Board of Directors of WTW approved and authorized management to execute Propel, an artificial intelligence (‘AI’) acceleration plan (the ‘Plan’). The Plan will extend through December 31, 2028, and embed AI and automation across the enterprise. Supported by the Company's ongoing investments in AI, data and technology, including the acquisition of Newfront, the Plan is expected to enhance client service and create additional opportunities for growth as well as streamline core operating processes. The Company expects to generate approximately $400 million in annual cost savings and, after reinvesting approximately $50 million to support growth initiatives, to deliver approximately $350 million in net annual cost savings by the end of 2028. Approximately $625 million of cash costs are expected to be incurred as well as approximately $25 million in non-cash charges through the end of 2028 in connection with the Plan, with the cash costs consisting principally of process automation and organizational transition costs, including process and organizational design costs, severance and separation-related costs and temporary retention costs, as well as costs associated with implementing AI systems and related technologies, including technology implementation, integration and certain contractor and vendor contract termination costs. An immaterial portion of these costs is expected to be capitalized.

Certain costs under the Plan are accounted for under ASC 420, Exit or Disposal Cost Obligation, and are included as restructuring costs in the condensed consolidated statements of comprehensive income. Other costs incurred under the Plan are included in transaction and program expenses and were $7 million for the three months ended September 30, 2026. Restructuring costs incurred under the Plan from commencement to September 30, 2026 consist of $14 million of asset impairment expense attributable to our R&B segment.

Note 7 — Income Taxes

Provision for income taxes for the three months ended September 30, 2026 was $79 million compared to $77 million for the three months ended September 30, 2025. Provision for income taxes was $206 million and $121 million for the nine months ended September 30, 2026 and 2025, respectively. The effective tax rates were 19.5% and 19.3% for the three and nine months ended September 30, 2026, respectively, and 19.7% and 12.0% for the three and nine months ended September 30, 2025, respectively. These effective tax rates are calculated using extended values from our condensed consolidated statements of comprehensive income and are therefore more precise tax rates than can be calculated from rounded values. The effective tax rate for the nine months ended September 30, 2025 was lower due to favorable discrete tax items, primarily related to provision-to-tax return adjustments.

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

The Company records valuation allowances against net deferred tax assets based on whether it is more likely than not that the deferred tax assets will be realized. At September 30, 2026, we have liabilities for uncertain tax positions under ASC 740, Income Taxes of $38 million, excluding interest and penalties.

Note 8 — Goodwill and Other Intangible Assets

The components of goodwill are outlined below for the nine months ended September 30, 2026:

	HWC	R&B	Total
Balance at December 31, 2025:
Goodwill, gross	$7,317	$2,894	$10,211
Accumulated impairment losses	(911)	(362)	(1,273)
Goodwill, net - December 31, 2025	6,406	2,532	8,938
Goodwill acquired	534	346	880
Goodwill disposals	(9)	—	(9)
Foreign exchange	(12)	(19)	(31)
Balance at September 30, 2026:
Goodwill, gross	7,830	3,221	11,051
Accumulated impairment losses	(911)	(362)	(1,273)
Goodwill, net - September 30, 2026	$6,919	$2,859	$9,778

Other Intangible Assets

The following table reflects changes in the net carrying amounts of the components of finite-lived intangible assets for the nine months ended September 30, 2026:

	Client relationships	Software	Trademark and trade name	Other	Total
Balance at December 31, 2025:
Intangible assets, gross	$3,239	$750	$1,041	$29	$5,059
Accumulated amortization	(2,710)	(749)	(430)	(29)	(3,918)
Intangible assets, net - December 31, 2025	529	1	611	—	1,141
Intangible assets acquired	318	104	4	30	456
Amortization	(120)	(10)	(32)	—	(162)
Foreign exchange	(3)	(1)	—	—	(4)
Balance at September 30, 2026:
Intangible assets, gross	3,528	849	1,044	59	5,480
Accumulated amortization	(2,804)	(755)	(461)	(29)	(4,049)
Intangible assets, net - September 30, 2026	$724	$94	$583	$30	$1,431

The weighted-average remaining life of amortizable intangible assets at September 30, 2026 was 10.1 years.

The table below reflects the future estimated amortization expense for amortizable intangible assets for the remainder of 2026 and for subsequent years:

Amortization
Remainder of 2026	$57
2027	212
2028	197
2029	175
2030	157
Thereafter	633
Total	$1,431

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

These derivatives were designated as hedging instruments and at September 30, 2026 and December 31, 2025 had total notional amounts of $158 million and $165 million, respectively, with net fair value assets of $1 million and $3 million, respectively.

At September 30, 2026, the Company estimates, based on current exchange rates, there will be $1 million of net derivative gains on forward exchange rates reclassified from accumulated other comprehensive loss into earnings within the next twelve months as the forecast transactions affect earnings. At September 30, 2026, our longest outstanding maturity was 1.7 years.

The effects of the material derivative instruments that are designated as hedging instruments on the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2026 and 2025 are below. Amounts pertaining to the ineffective portion of hedging instruments and those excluded from effectiveness testing were not material for the three and nine months ended September 30, 2026 and 2025.

	(Loss)/gain recognized in OCI (effective element)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Forward exchange contracts	$—	$(3)	$—	$7

Location of gain reclassified from Accumulated OCL into income (effective element)	Gain reclassified from Accumulated OCL into income (effective element)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$—	$—	$—	$—
Salaries and benefits	—	—	—	1
Other income/(loss), net	1	1	2	2
	$1	$1	$2	$3

The Company engages in intercompany borrowing and lending between subsidiaries, primarily through its in-house banking operations which give rise to foreign exchange exposures. The Company mitigates these risks through the use of short-term foreign currency forward and swap transactions that offset the underlying exposure created when the borrower and lender have different functional currencies. These derivatives are not generally designated as hedging instruments, and at September 30, 2026 and December 31, 2025, we had notional amounts of $723 million and $739 million, respectively, with a net fair value liability of $3 million and a net fair value asset of $1 million, respectively. Such derivatives typically mature within three months.

The effects of derivatives that have not been designated as hedging instruments on the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2026 and 2025 are as follows (see Note 16 — Other Income/(Loss), Net for the net foreign currency impact on the Company’s condensed consolidated statements of comprehensive income which includes the results of the offset of underlying exposures). Additionally, the Company had foreign exchange option derivatives to hedge against cash flow risk associated with its now-completed Cushon acquisition (see Note 3 — Acquisitions and Divestitures). These derivatives were not designated as hedging instruments and matured during the second quarter of 2026. The effect of the foreign exchange options on the condensed consolidated statements of comprehensive income was not material for the three and nine months ended September 30, 2026.

		(Loss)/gain recognized in income
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments:	Location of (loss)/gain recognized in income	2026	2025	2026	2025
Forward exchange contracts	Other income/(loss), net	$(2)	$(2)	$(7)	$9

Note 10 — Debt

Current debt consists of the following:

	September 30, 2026	December 31, 2025
4.400% senior notes due 2026	$—	$550
4.650% senior notes due 2027	749	—
	$749	$550

Long-term debt consists of the following:

	September 30, 2026	December 31, 2025
Revolving $1.5 billion credit facility	$—	$—
Delayed draw term loan	774	—
4.650% senior notes due 2027	—	748
4.500% senior notes due 2028	599	598
2.950% senior notes due 2029	725	725
4.550% senior notes due 2031	694	695
5.350% senior notes due 2033	744	743
5.150% senior notes due 2036	297	298
6.125% senior notes due 2043	272	272
5.050% senior notes due 2048	396	396
3.875% senior notes due 2049	543	543
5.900% senior notes due 2054	739	738
	$5,783	$5,756

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

On March 16, 2026, the Company made the first borrowing under the DDTL for $550 million in relation to the repayment of the 4.400% senior notes due 2026 (see below). On April 30, 2026, the Company borrowed the remaining $225 million available under the DDTL to fund its Cushon acquisition (see Note 3 — Acquisitions and Divestitures). In accordance with the terms of the DDTL agreement, the maturity date for all borrowings is established as three years from the date of the first borrowing, or March 16, 2029.

Repayment of 4.400% Senior Notes due 2026

On March 16, 2026, the Company repaid in full the $550 million aggregate principal amount and related accrued interest of the 4.400% senior notes due 2026 ($562 million in total) using borrowings against the DDTL and cash on hand.

Covenant Compliance

At September 30, 2026 and December 31, 2025, we were in compliance with all financial covenants.

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

The following tables present our assets and liabilities measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025:

		Fair Value Measurements on a Recurring Basis at September 30, 2026
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds/exchange traded funds (i)	Prepaid and other current assets and Other non-current assets	$152	$—	$—	$152
	Fiduciary assets	539	—	—	539
Debt securities	Prepaid and other current assets and Other non-current assets	51	—	—	51
Commingled funds (i) (ii)	Prepaid and other current assets and Other non-current assets	—	—	—	31
Hedge funds (i) (iii)	Prepaid and other current assets and Other non-current assets	—	—	—	28
Derivatives:
Derivative financial instruments (iv)	Prepaid and other current assets and Other non-current assets	$—	$2	$—	$2
Liabilities:
Contingent consideration:
Contingent consideration (v)	Other current liabilities and Other non-current liabilities	$—	$—	$73	$73
Derivatives:
Derivative financial instruments (iv)	Other current liabilities and Other non-current liabilities	$—	$4	$—	$4

		Fair Value Measurements on a Recurring Basis at December 31, 2025
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds/exchange traded funds (i)	Prepaid and other current assets and Other non-current assets	$145	$—	$—	$145
	Fiduciary assets	448	—	—	448
Commingled funds (i) (ii)	Prepaid and other current assets and Other non-current assets	—	—	—	31
Hedge funds (i) (iii)	Prepaid and other current assets and Other non-current assets	—	—	—	28
Derivatives:
Derivative financial instruments (iv)	Prepaid and other current assets and Other non-current assets	$—	$5	$—	$5
Liabilities:
Contingent consideration:
Contingent consideration (v)	Other current liabilities and Other non-current liabilities	$—	$—	$14	$14
Derivatives:
Derivative financial instruments (iv)	Other current liabilities and Other non-current liabilities	$—	$1	$—	$1

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
(iv)
See Note 9 — Derivative Financial Instruments for further information on our derivative contracts.
(v)
At September 30, 2026 and December 31, 2025, represents consideration due to be paid across multiple years until 2031 and 2029, respectively. Probability weightings are based on our knowledge of the past and planned performance of the acquired entity to which the contingent consideration applies. The fair value weighted-average discount rates used in our material contingent consideration calculations were 11.31% and 11.00% at September 30, 2026 and December 31, 2025, respectively. The range of these discount rates was 11.00% - 13.40% at September 30, 2026. Using different probability weightings and discount rates could result in an increase or decrease of the contingent consideration payable.

The following table summarizes the change in fair value of the Level 3 liabilities:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	September 30, 2026
Balance at December 31, 2025	$14
Obligations assumed	66
Payments	(2)
Realized and unrealized gains (i)	(4)
Foreign exchange	(1)
Balance at September 30, 2026	$73

(i)
Realized and unrealized gains include accretion and adjustments to contingent consideration liabilities, which are included within Interest expense and Other operating expenses, respectively, on the condensed consolidated statements of comprehensive income.

There were no significant transfers to or from Level 3 in the nine months ended September 30, 2026.

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

Additional Fair Value Information about Financial Instruments

The following tables present our assets and liabilities not measured at fair value on a recurring basis, as well as information about our available-for-sale securities, at September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
Assets:	Amortized Cost	Fair Value	Carrying Value	Fair Value
Debt securities (i):
Due in one year or less	$7	$7	$8	$8
Due in one year through five years	$43	$42	$42	$42
Due in greater than five years	$2	$2	$1	$1

Liabilities:	Carrying Value	Fair Value	Carrying Value	Fair Value
Current debt	$749	$748	$550	$550
Long-term debt	$5,783	$5,308	$5,756	$5,618

(i)
Consists of available-for-sale securities at September 30, 2026 and held-to-maturity securities at December 31, 2025. At September 30, 2026, the available-for-sale securities are carried at fair value.

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

Components of Net Periodic Benefit Cost/(Credit) for Defined Benefit Pension Plans

The following tables set forth the components of net periodic benefit cost/(credit) for the Company’s defined benefit pension plans for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026			2025
	U.S.	U.K.	Other	U.S.	U.K.	Other
Service cost	$9	$1	$3	$10	$1	$3
Interest cost	41	30	6	32	31	7
Expected return on plan assets	(63)	(48)	(12)	(51)	(44)	(12)
Settlement (gain)/expense	—	—	(11)	1	—	—
Amortization of net loss	18	17	—	7	16	1
Amortization of prior service credit	—	1	1	—	(2)	—
Net periodic benefit cost/(credit)	$5	$1	$(13)	$(1)	$2	$(1)

	Nine Months Ended September 30,
	2026			2025
	U.S.	U.K.	Other	U.S.	U.K.	Other
Service cost	$26	$4	$9	$30	$4	$10
Interest cost	124	90	20	100	91	20
Expected return on plan assets	(189)	(143)	(36)	(157)	(131)	(34)
Settlement (gain)/expense	—	—	(6)	83	3	—
Amortization of net loss	54	49	—	23	47	1
Amortization of prior service credit	—	3	1	—	(4)	—
Net periodic benefit cost/(credit)	$15	$3	$(12)	$79	$10	$(3)

Employer Contributions to Defined Benefit Pension Plans

The Company did not make any contributions to its U.S. plan during the nine months ended September 30, 2026 and currently does not anticipate making contributions over the remainder of the fiscal year. The Company made contributions of $1 million to its U.K. plans for the nine months ended September 30, 2026 and anticipates making additional contributions totaling $1 million for the remainder of the fiscal year. The Company made contributions of $1 million to its other plans for the nine months ended September 30, 2026 and anticipates making additional contributions totaling less than $1 million for the remainder of the fiscal year.

Annuity Purchases

In September 2026, the Company’s Willis Towers Watson Canada Retirement Income Plan, the Canadian registered pension plan (the ‘WTW Canada Plan’), purchased a single premium group annuity contract from a third-party insurance company and irrevocably transferred to that insurance company approximately $150 million of the WTW Canada Plan’s defined benefit pension obligations and related plan assets, thereby reducing the pension obligations and assets of the WTW Canada Plan by this same amount. The group annuity contract was purchased using assets of the WTW Canada Plan and no additional funding contribution was required by the Company. As a result of this transaction, WTW recognized a one-time, non-cash pre-tax pension settlement gain of $11 million in the third quarter of 2026, attributable to the accelerated recognition of accumulated actuarial gains of the WTW Canada Plan.

In February 2025, the Company’s Willis Towers Watson Pension Plan for U.S. Employees, a qualified pension plan (‘the WTW U.S. Plan’), purchased a nonparticipating single premium group annuity contract from a third-party insurance company and irrevocably transferred to that insurance company approximately $423 million of the WTW U.S. Plan’s defined benefit pension obligations and related plan assets, thereby reducing the pension obligations and assets of the WTW U.S. Plan by this same amount. The group annuity contract was purchased using assets of the WTW U.S. Plan and no additional funding contribution was required by the Company. As a result of this transaction, WTW recognized a one-time, non-cash pre-tax pension settlement charge of $82 million in the first quarter of 2025, attributable to the accelerated recognition of accumulated actuarial losses of the WTW U.S. Plan.

Defined Contribution Plans

The Company had defined contribution plan expense of $44 million and $127 million during the three and nine months ended September 30, 2026, respectively, and $39 million and $120 million during the three and nine months ended September 30, 2025, respectively.

Note 13 — Leases and Related Transactions

The following tables present lease costs recorded on our condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Finance lease cost:
Amortization of right-of-use assets	$—	$—	$—	$1
Interest on lease liabilities	—	1	—	1
Operating lease cost	32	29	94	88
Short-term cost	—	—	1	—
Variable lease cost	9	10	26	25
Sublease income	(7)	(11)	(26)	(24)
Total lease cost, net	$34	$29	$95	$91

The total lease costs are included in other operating expenses in our condensed consolidated statements of comprehensive income.

During the three and nine months ended September 30, 2026, the Company disposed of buildings and related improvements for cash proceeds of $29 million and recognized a gain of $13 million included in other operating expenses in the condensed consolidated statements of operations. The Company entered into new operating leases for portions of the buildings for a term of 10 years.

Note 14 — Commitments and Contingencies

Indemnification Agreements

WTW has various agreements with third parties pursuant to which it may be obligated to indemnify the other party to the agreement with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business and in connection with the purchase and sale of certain businesses. It is not possible to predict the maximum potential amount of future payments that may become due under these indemnification agreements because of the conditional nature of the Company’s obligations, the limited history of prior indemnification claims, and the unique facts of each particular agreement and each indemnification provision therein (even where such indemnification provisions are subject to a maximum liability limit). As of September 30, 2026, we have not incurred a material loss with respect to the indemnification of such third parties. In addition, as of September 30, 2026, we do not believe that any potential liability that may arise from such indemnity obligations is probable or will be material.

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

Errors and omissions claims, lawsuits and other proceedings arising in the ordinary course of business are covered in part by professional indemnity or other appropriate insurance. The terms of this insurance vary by policy year. Regarding self-insured risks, the Company has established provisions which are believed to be adequate in light of current information and legal advice, or, in certain cases, where a range of loss exists, the Company accrues the minimum amount in the range if no amount within the range is a better estimate than any other amount. The Company adjusts such provisions from time to time according to developments. See Note 15 — Supplementary Information for Certain Balance Sheet Accounts for the amounts accrued at September 30, 2026 and December 31, 2025 in the condensed consolidated balance sheets.

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

Willis Re and the Acquisition of BMS Re U.S.

On August 18, 2026, Willis Re entered into a definitive purchase agreement through a newly created subsidiary (‘Seahawk Purchaser’) to acquire the U.S. reinsurance business of independent broker BMS Group (the ‘Seahawk Acquisition’). In support of Seahawk Purchaser’s obligations in the purchase agreement, the Company and Bain Capital (the ‘Equity Investors’), as shareholders of Willis Re, entered into an equity commitment letter with BMS Group pursuant to which they are required to subscribe for equity or debt securities in, and/or make loans to, Seahawk Purchaser so that it can satisfy the Seahawk Acquisition purchase price and, as applicable, cover any damages in the event Seahawk Purchaser breaches obligations under the purchase agreement leading to a failure to complete the Seahawk Acquisition. To satisfy these obligations and to support general corporate purposes at Willis Re, the Equity Investors entered into a side letter agreement pursuant to which the Company is obligated to fund a maximum amount of approximately $102 million to Willis Re. Once all of the Company’s obligations under that agreement are fully funded, any remaining currently-committed funding obligations that the Company has to Willis Re are extinguished. The Company may in the future commit to additional capital contributions or other obligations to provide funding to Willis Re.

All of the Company’s purchase price obligations are required to be funded upfront at the closing of the Seahawk Acquisition. All commitments made by the Company under the purchase agreement, the equity commitment letter, and the side letter investor agreement are subject to completion of the Seahawk Acquisition, and will fall away if such acquisition does not occur. The Seahawk Acquisition is expected to close during the fourth quarter of 2026, subject to receipt of the remaining regulatory approvals and satisfaction or waiver of all other closing conditions applicable to the transaction.

Note 15 — Supplementary Information for Certain Balance Sheet Accounts

Additional details of specific balance sheet accounts are detailed below.

Prepaid and other current assets consist of the following:

	September 30, 2026	December 31, 2025
Prepayments and accrued income	$166	$128
Deferred contract costs	91	88
Derivatives and investments	2	28
Deferred compensation plan assets	23	21
Corporate income and other taxes	295	241
Held-to-maturity securities	—	8
Available-for-sale securities	32	25
Other current assets	60	56
Total prepaid and other current assets	$669	$595

Provision for liabilities consists of the following:

	September 30, 2026	December 31, 2025
Claims, lawsuits and other proceedings	$303	$281
Other provisions	65	59
Total provision for liabilities	$368	$340

Other non-current liabilities consist of the following:

	September 30, 2026	December 31, 2025
Deferred and long-term compensation plan liabilities	$131	$100
Contingent and deferred consideration on acquisitions	71	12
Liabilities for uncertain tax positions	32	31
Deferred tax liabilities	64	41
Other non-current liabilities	58	62
Total other non-current liabilities	$356	$246

Note 16 — Other Income/(Loss), Net

Other income/(loss), net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gain on disposal of operations (i)	$37	$26	$37	$40
Net periodic pension and postretirement benefit credits/(costs) (ii)	19	12	33	(50)
Foreign exchange loss (iii)	(4)	(2)	(4)	(11)
Other	—	1	(3)	3
Other income/(loss), net	$52	$37	$63	$(18)

(i)
For the three and nine months ended September 30, 2026, includes a preliminary $37 million non-cash revaluation gain related to an acquisition completed in stages. See Note 3 — Acquisitions and Divestitures.
(ii)
For the three and nine months ended September 30, 2026, includes a pension settlement gain of $11 million, and for the nine months ended September 30, 2025, includes a pension settlement charge of $82 million. See Note 12 — Retirement Benefits.
(iii)
Includes the offsetting effects of the Company's foreign currency hedging program. See Note 9 — Derivative Financial Instruments.

Note 17 — Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of non-controlling interests, and net of tax are provided in the following table for the three and nine months ended September 30, 2026 and 2025. This table excludes amounts attributable to non-controlling interests, which are not material for further disclosure.

	Foreign currency translation		Derivative instruments (i)		Defined pension and post-retirement benefit costs		Available-for-sale securities		Total
	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
Quarter-to-date activity:
Balance at June 30, 2026 and 2025, respectively	$(677)	$(704)	$8	$14	$(2,180)	$(2,016)	$—	$—	$(2,849)	$(2,706)
Other comprehensive (loss)/income before reclassifications	(14)	(20)	1	(1)	5	2	(1)	—	(9)	(19)
(Gain)/loss reclassified from accumulated other comprehensive loss (net of income tax expense of $8 and $6, respectively)	—	—	(1)	(2)	26	18	—	—	25	16
Net current-period other comprehensive (loss)/income	(14)	(20)	—	(3)	31	20	(1)	—	16	(3)
Balance at September 30, 2026 and 2025, respectively	$(691)	$(724)	$8	$11	$(2,149)	$(1,996)	$(1)	$—	$(2,833)	$(2,709)

Year-to-date activity:
Balance at December 31, 2025 and 2024, respectively	$(608)	$(1,020)	$10	$7	$(2,236)	$(2,145)	$—	$—	$(2,834)	$(3,158)
Other comprehensive (loss)/income before reclassifications	(83)	296	—	7	9	93	(1)	—	(75)	396
(Gain)/loss reclassified from accumulated other comprehensive loss (net of income tax benefit of $25 and $18, respectively)	—	—	(2)	(3)	78	56	—	—	76	53
Net other comprehensive (loss)/income	(83)	296	(2)	4	87	149	(1)	—	1	449
Balance at September 30, 2026 and 2025, respectively	$(691)	$(724)	$8	$11	$(2,149)	$(1,996)	$(1)	$—	$(2,833)	$(2,709)

(i)
Reclassification adjustments from accumulated other comprehensive loss related to derivative instruments are included in Revenue and Salaries and benefits in the accompanying condensed consolidated statements of comprehensive income. See Note 9 — Derivative Financial Instruments for additional details regarding the reclassification adjustments for the derivative settlements.

Note 18 — Share-based Compensation

The compensation cost that has been recognized for the Company’s share-based compensation plans for the three and nine months ended September 30, 2026 was $70 million and $179 million, respectively, and $36 million and $104 million for the three and nine months ended September 30, 2025, respectively. Of these amounts, the portion recognized within transaction and program expenses on the condensed consolidated statements of comprehensive income was $21 million and $65 million for the three and nine months ended September 30, 2026, respectively, and was not material for the three and nine months ended September 30, 2025.

During the nine months ended September 30, 2026, a total of 692,000 shares were issued:

•
225,000 shares (consisting entirely of RSA grants) related to our acquisition of Newfront; and
•
467,000 shares issued under employee stock compensation plans representing:
o
15,000 shares issued under non-qualified plans;
o
110,000 shares issued under our Employee Share Purchase Plan; and
o
a net 342,000 shares consisting of 569,000 vested RSUs of which 227,000 were not issued due to net settlements and retirement eligibility provisions.

Additionally, during the nine months ended September 30, 2026, 1,129,000 RSUs were granted, including 187,000 RSUs as a result of the Newfront acquisition. See Note 3 — Acquisitions and Divestitures for more information.

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

At September 30, 2026 and 2025, there were approximately 953,000 and 643,000 restricted performance-based stock units outstanding, respectively, and approximately 608,000 and 306,000 restricted time-based stock units outstanding, respectively. In addition, at September 30, 2026, there were approximately 225,000 restricted stock awards outstanding. The Company had no time-based share options or performance-based share options outstanding at September 30, 2026 and 2025.

Basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income attributable to WTW	$303	$304	$829	$870

Basic average number of shares outstanding	93	98	94	99
Dilutive effect of potentially issuable shares	1	—	1	1
Diluted average number of shares outstanding	94	98	95	100

Basic earnings per share	$3.25	$3.12	$8.79	$8.80
Dilutive effect of potentially issuable shares	(0.01)	(0.01)	(0.03)	(0.06)
Diluted earnings per share	$3.24	$3.11	$8.76	$8.74

For the nine months ended September 30, 2026, approximately 233,000 restricted stock units were not included in the computation of the dilutive effect of potentially issuable shares because their effect was anti-dilutive; for the nine months ended September 30, 2025, approximately 89,000 restricted stock units were not included in the computation of the dilutive effect of potentially issuable shares because their effect was anti-dilutive. There were no anti-dilutive restricted stock units for the three months ended September 30, 2026 and 2025. There were no anti-dilutive options for the three and nine months ended September 30, 2026 and 2025.

Note 20 — Supplemental Disclosures of Cash Flow Information

Supplemental disclosures regarding cash flow information are as follows:

	Nine months ended September 30,
	2026	2025
Supplemental disclosures of cash flow information:
Cash and cash equivalents	$1,946	$1,895
Fiduciary funds (included in fiduciary assets)	3,410	3,528
Total cash, cash equivalents and restricted cash	$5,356	$5,423

Decrease in cash, cash equivalents and other restricted cash	$(1,161)	$(66)
Increase in fiduciary funds	68	289
Total	$(1,093)	$223

Supplemental disclosure of non-cash investing and financing activities:

Fair value of Newfront ordinary shares issued	$71	$—
Fair value of contingent consideration related to acquisitions	$66	$—

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

The markets for our advisory, technology and solutions, and marketplace services are affected by economic, regulatory and legislative changes, technological developments, and increased competition from established and new competitors. We believe that the primary factors in selecting a company with expertise in human resources or risk management include reputation, the ability to provide measurable increases to shareholder value and return on investment, global scale, quality of service and the ability to tailor services to clients’ unique needs. In that regard, we are focused on developing and implementing technology, data and analytic solutions, including evolving technology and artificial intelligence (‘AI’) solutions, for both internal operations and for maintaining industry standards and meeting client preferences (see the discussion of our artificial intelligence acceleration plan under ‘AI Acceleration Plan’ below and in Note 6 — AI Acceleration Plan within Part I, Item 1 ‘Financial Statements,’). We have made such investments from time to time and may decide, based on perceived business needs, to make investments in the future that may be different from past practice or our current expectations.

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

See Part I, Item 1A ‘Risk Factors’ in our Annual Report on Form 10-K, filed with the SEC on February 25, 2026, and updated in this Quarterly Report on Form 10-Q for a discussion of risks that may affect, among other things, our growth relative to expectation and our ability to achieve our objectives.

AI Acceleration Plan

On July 28, 2026, the Board of Directors of WTW approved and authorized management to execute Propel, an artificial intelligence (‘AI’) acceleration plan (the ‘Plan’). The Plan will extend through December 31, 2028, and embed AI and automation across the enterprise. Supported by the Company's ongoing investments in AI, data and technology, including the acquisition of Newfront, the Plan is expected to enhance client service and create additional opportunities for growth as well as streamline core operating processes. The Company expects to generate approximately $400 million in annual cost savings and, after reinvesting approximately $50 million to support growth initiatives, to deliver approximately $350 million in net annual cost savings by the end of 2028. Approximately $625 million of cash costs are expected to be incurred as well as approximately $25 million in non-cash charges through the end of 2028 in connection with the Plan, with the cash costs consisting principally of process automation and organizational transition costs, including process and organizational design costs, severance and separation-related costs and temporary retention costs, as well as costs associated with implementing AI systems and related technologies, including technology implementation, integration and certain contractor and vendor contract termination costs. An immaterial portion of these costs is expected to be capitalized.

Certain costs under the Plan are accounted for under ASC 420, Exit or Disposal Cost Obligation, and are included as restructuring costs in the condensed consolidated statements of comprehensive income. From commencement of the Plan to September 30, 2026, restructuring charges under the Plan totaled $14 million. Other costs incurred under the Plan are included in transaction and program expenses in the condensed consolidated statements of comprehensive income and were $7 million for the three months ended September 30, 2026.

For a discussion of some of the risks associated with the Plan, see Part II, Item 1A ‘Risk Factors’ in this Quarterly Report on Form 10-Q.

Financial Statement Overview

The table below sets forth our summarized condensed consolidated statements of comprehensive income and data as a percentage of revenue for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	($ in millions, except per share data)
Revenue	$2,460	100%	$2,288	100%	$7,338	100%	$6,772	100%
Costs of providing services
Salaries and benefits	1,507	61%	1,413	62%	4,492	61%	4,186	62%
Other operating expenses	354	14%	352	15%	1,119	15%	1,053	16%
Depreciation	55	2%	56	2%	166	2%	167	2%
Amortization	59	2%	47	2%	162	2%	144	2%
Restructuring costs	14	1%	—	—%	14	—%	—	—%
Transaction and program expenses	42	2%	2	—%	144	2%	4	—%
Total costs of providing services	2,031		1,870		6,097		5,554
Income from operations	429	17%	418	18%	1,241	17%	1,218	18%
Interest expense	(80)	(3)%	(65)	(3)%	(235)	(3)%	(194)	(3)%
Other income/(loss), net	52	2%	37	2%	63	1%	(18)	—%
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	401	16%	390	17%	1,069	15%	1,006	15%
Provision for income taxes	(79)	(3)%	(77)	(3)%	(206)	(3)%	(121)	(2)%
Interest in earnings of associates, net of tax	(13)	(1)%	(7)	—%	(20)	—%	(8)	—%
Income attributable to non-controlling interests	(6)	—%	(2)	—%	(14)	—%	(7)	—%
NET INCOME ATTRIBUTABLE TO WTW	$303	12%	$304	13%	$829	11%	$870	13%
Diluted earnings per share	$3.24		$3.11		$8.76		$8.74

Consolidated Revenue

Revenue for the three months ended September 30, 2026 was $2.5 billion, compared to $2.3 billion for the three months ended September 30, 2025, an increase of $172 million, or 8%, on an as-reported basis. Adjusting for the impacts of foreign currency and acquisitions and disposals, our organic revenue growth was 4% for the three months ended September 30, 2026. Revenue for the nine months ended September 30, 2026 was $7.3 billion, compared to $6.8 billion for the nine months ended September 30, 2025, an increase of $566 million, or 8%, on an as-reported basis. Adjusting for the impacts of foreign currency and acquisitions and disposals, our organic revenue growth was 4% for the nine months ended September 30, 2026. For additional information, please see the section entitled ‘Segment Revenue and Segment Operating Income’ elsewhere within Part I, Item 2 of this Quarterly Report on Form 10-Q.

Our revenue can be materially impacted by changes in currency conversions, which can fluctuate significantly over the course of a calendar year. For the three months ended September 30, 2026, currency translation decreased our as-reported consolidated revenue by $1 million. The primary currency driving this change was the Euro. For the nine months ended September 30, 2026, currency translation increased our consolidated revenue by $120 million. The primary currencies driving this change were the Euro and Pound Sterling.

The following table details our top five markets based on the percentage of consolidated revenue (in U.S. dollars) from the countries where work was performed for the nine months ended September 30, 2026. These figures do not represent the currency of the related revenue, which is presented in the next table.

Geographic Region	% of Revenue
United States	45%
United Kingdom	22%
France	5%
Canada	3%
Germany	3%

The table below details the approximate percentage of our revenue and expenses by transactional currency for the nine months ended September 30, 2026.

Transactional Currency	Revenue	Expenses (i)
U.S. dollars	53%	47%
Pounds sterling	13%	20%
Euro	17%	14%
Other currencies	17%	19%

(i)
These percentages exclude certain expenses for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. These items include amortization of intangible assets.

The following tables set forth the total revenue for the three and nine months ended September 30, 2026 and 2025, and the components of the change in total revenue for the three and nine months ended September 30, 2026, as compared to the prior-year period. The components of the revenue change may not add due to rounding.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Three Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2026	2025	Change	Impact	Change	Divestitures	Change (i)
	($ in millions)
Revenue	$2,460	$2,288	8%	—%	8%	4%	4%

				Components of Revenue Change
			As	Less:	Constant	Less:
	Nine Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2026	2025	Change	Impact	Change	Divestitures	Change (i)
	($ in millions)
Revenue	$7,338	$6,772	8%	2%	6%	3%	4%

(i)
Interest income did not contribute to organic change for the three and nine months ended September 30, 2026.

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

Segment revenue excludes amounts that were directly incurred on behalf of our clients and reimbursed by them (reimbursed expenses); however, these amounts are included in consolidated revenue, as required by applicable accounting standards and SEC rules. Segment operating income excludes certain costs, including (i) amortization of intangibles and (ii) certain transaction and program expenses, and includes certain expense amounts which may be determined on both a direct and allocated basis. See Note 5 – Segment Information within Part I, Item 1 ‘Financial Statements’ of this Quarterly Report on Form 10-Q for more information about how our segment revenue and segment operating income are calculated and for a reconciliation to our U.S. GAAP results.

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

The following table sets forth HWC revenue for the three months ended September 30, 2026 and 2025, and the components of the change in revenue for the three months ended September 30, 2026 from the three months ended September 30, 2025.

				Components of Revenue Change
	Three Months Ended September 30,		As Reported	Less: Currency	Constant Currency	Less: Acquisitions/	Organic
	2026	2025	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue excluding interest income	$1,343	$1,253	7%	—%	7%	4%	4%
Interest income	7	8
Total segment revenue	$1,350	$1,261	7%	—%	7%	4%	4%

Segment operating income	$398	$361

HWC segment revenue for the three months ended September 30, 2026 and 2025 was $1.4 billion and $1.3 billion, respectively. Health delivered organic revenue growth with positive contributions from all regions, driven by new business and strong renewals. Wealth generated organic revenue growth supported by the strength of Retirement work outside of North America and new client wins. Career organic revenue growth was primarily driven by higher compensation survey sales and a return to typical timing for compensation survey delivery, along with increased communications project work. BD&O organic revenue declined, with growth from new client wins, project work and regulatory-driven activity in Outsourcing being more than offset by lower commissions in Individual Marketplace.

HWC segment operating income for the three months ended September 30, 2026 and 2025 was $398 million and $361 million, respectively. HWC segment operating income increased primarily due to improved operating leverage and expense discipline.

The following table sets forth HWC segment revenue for the nine months ended September 30, 2026 and 2025 and the components of the change in revenue for the nine months ended September 30, 2026 from the nine months ended September 30, 2025.

				Components of Revenue Change
	Nine Months Ended September 30,		As Reported	Less: Currency	Constant Currency	Less: Acquisitions/	Organic
	2026	2025	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue excluding interest income	$3,863	$3,584	8%	1%	6%	3%	3%
Interest income	22	22
Total segment revenue	$3,885	$3,606	8%	1%	6%	3%	3%

Segment operating income	$1,050	$952

HWC segment revenue for the nine months ended September 30, 2026 and 2025 was $3.9 billion and $3.6 billion, respectively. Health revenue increased on an organic basis, supported by growth across all regions, with International leading the overall performance. Wealth generated organic revenue growth supported by higher levels of Retirement work across all regions, alongside growth in the Investments business. Career revenue increased on an organic basis principally driven by higher compensation survey sales and the timing of survey delivery, along with regulatory driven project work. BD&O revenue declined on an organic basis as expected due to expanded project work, regulatory-driven activity and new administration engagements in Outsourcing being more than offset by lower commissions in Individual Marketplace.

HWC segment operating income for the nine months ended September 30, 2026 and 2025 was $1.1 billion and $952 million, respectively. HWC segment operating income increased primarily due to improved operating leverage and expense discipline.

Risk & Broking

The Risk & Broking (‘R&B’) segment provides a broad range of risk advice, insurance brokerage and consulting services to clients worldwide ranging from small businesses to multinational corporations. The segment comprises two primary businesses - Corporate Risk & Broking and Insurance Consulting and Technology.

The following table sets forth R&B revenue for the three months ended September 30, 2026 and 2025, and the components of the change in revenue for the three months ended September 30, 2026 from the three months ended September 30, 2025.

				Components of Revenue Change
	Three Months Ended September 30,		As Reported	Less: Currency	Constant Currency	Less: Acquisitions/	Organic
	2026	2025	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue excluding interest income	$1,061	$979	8%	—%	8%	4%	5%
Interest income	26	28
Total segment revenue	$1,087	$1,007	8%	—%	8%	3%	5%

Segment operating income	$216	$189

R&B segment revenue for the three months ended September 30, 2026 and 2025 was $1.1 billion and $1.0 billion, respectively. Corporate Risk & Broking had organic revenue growth driven by strong new business activity in North America and International, along with higher book-of-business settlement activity, partially offset by a strong prior-year comparable that included revenue recognized from multi-year project-based placements within the global specialty businesses. Insurance Consulting and Technology delivered organic revenue growth primarily from strong software sales in the Technology practice, partially offset by lower Consulting revenue.

R&B segment operating income for the three months ended September 30, 2026 and 2025 was $216 million and $189 million, respectively. R&B segment operating income increased primarily due to higher book-of-business settlement activity alongside disciplined expense management.

The following table sets forth R&B segment revenue for the nine months ended September 30, 2026 and 2025 and the components of the change in revenue for the nine months ended September 30, 2026 from the nine months ended September 30, 2025.

				Components of Revenue Change
	Nine Months Ended September 30,		As Reported	Less: Currency	Constant Currency	Less: Acquisitions/	Organic
	2026	2025	Change	Impact	Change	Divestitures	Change
	($ in millions)
Segment revenue excluding interest income	$3,292	$3,008	9%	2%	7%	2%	5%
Interest income	75	73
Total segment revenue	$3,367	$3,081	9%	2%	7%	2%	4%

Segment operating income	$726	$637

R&B segment revenue for the nine months ended September 30, 2026 and 2025 was $3.4 billion and $3.1 billion, respectively. Corporate Risk & Broking had organic revenue growth driven by new business activity and strong client retention globally. Insurance Consulting and Technology delivered organic revenue growth primarily from strong software sales in the Technology practice.

R&B segment operating income for the nine months ended September 30, 2026 and 2025 was $726 million and $637 million, respectively. R&B segment operating income increased primarily due to operating leverage, the impact of foreign exchange and book-of-business settlement activity.

Costs of Providing Services

Total costs of providing services for the three months ended September 30, 2026 were $2.0 billion, compared to $1.9 billion for the three months ended September 30, 2025, an increase of $161 million, or 9%. Total costs of providing services for the nine months ended September 30, 2026 were $6.1 billion, compared to $5.6 billion for the nine months ended September 30, 2025, an increase of $543 million, or 10%. See the following discussion for further details.

Salaries and Benefits

Salaries and benefits for the three months ended September 30, 2026 were $1.5 billion, compared to $1.4 billion for the three months ended September 30, 2025, an increase of $94 million, or 7%. Approximately one-half of this increase resulted from the acquisitions of Newfront and Cushon, and the remaining increase in the current-year period is primarily due to higher salary expense, driven by annual salary increases, and increased incentive costs. Salaries and benefits, as a percentage of revenue, represented 61% and 62% for the three months ended September 30, 2026 and 2025, respectively.

Salaries and benefits for the nine months ended September 30, 2026 were $4.5 billion, compared to $4.2 billion for the nine months ended September 30, 2025, an increase of $306 million, or 7%. Over one-third of this increase resulted from the acquisitions of Newfront and Cushon. The remaining increase in the current year is primarily due to higher salary expense, driven by annual salary increases, increased incentive costs and higher benefit costs, primarily medical expenses. Salaries and benefits, as a percentage of revenue, represented 61% and 62% for the nine months ended September 30, 2026 and 2025, respectively.

Other Operating Expenses

Other operating expenses for the three months ended September 30, 2026 were $354 million, compared to $352 million for the three months ended September 30, 2025, an increase of $2 million. The increase was primarily due to increased local office expenses and higher professional services costs in the current-year period, partially offset by lower non-income-related tax expense in the current-year period as compared to the prior-year period. Additionally, during the three months ended September 30, 2026, the Company recognized a one-time gain of $13 million related to the sale of office buildings.

Other operating expenses for both the nine months ended September 30, 2026 and 2025 were $1.1 billion, an increase of $66 million or 6%. The increase was primarily due to higher professional services costs and increased local office expenses for the current year, partially offset by lower non-income-related tax expense in the current year as compared to the prior year.

Depreciation

Depreciation for the three months ended September 30, 2026 was $55 million, compared to $56 million for the three months ended September 30, 2025, a decrease of $1 million. Depreciation for the nine months ended September 30, 2026 was $166 million, compared to $167 million for the nine months ended September 30, 2025, a decrease of $1 million. These decreases were primarily due to a lower depreciable base of assets resulting from disposals in the current year.

Amortization

Amortization for the three months ended September 30, 2026 was $59 million, compared to $47 million for the three months ended September 30, 2025, an increase of $12 million, or 26%. Amortization for the nine months ended September 30, 2026 was $162 million, compared to $144 million for the nine months ended September 30, 2025, an increase of $18 million, or 13%. Our intangible amortization is generally more heavily weighted to the initial years of the useful lives of the related intangibles, and therefore amortization related to intangible assets will begin to increase over time as a result of our recent acquisitions.

Restructuring Costs

Restructuring costs for the three months ended September 30, 2026 were $14 million and consisted of costs associated with the Company’s recently-commenced Propel AI Acceleration Plan (see Note 6 — AI Acceleration Plan for more information).

Transaction and Program Expenses

Transaction and program expenses for the three and nine months ended September 30, 2026 were $42 million and $144 million, respectively, and primarily included incremental share-based compensation and transaction-related costs attributable to our Newfront and Cushon acquisitions completed during the first half of 2026, and costs associated with our Propel AI Acceleration Plan. See Note 3 — Acquisitions and Divestitures, Note 6 — AI Acceleration Plan and Note 18 — Share-based Compensation for more information.

Income from Operations

Income from operations for the three months ended September 30, 2026 was $429 million, compared to $418 million for the three months ended September 30, 2025, an increase of $11 million. Income from operations for both the nine months ended September 30, 2026 and 2025 was $1.2 billion, an increase of $23 million. These increases resulted primarily from higher revenue and lower non-income-related tax expense, partially offset by increased salary expense and incentive costs, transaction and program expenses, restructuring costs, local office expenses and professional services costs in the current year.

Interest Expense

Interest expense for the three months ended September 30, 2026 was $80 million, compared to $65 million for the three months ended September 30, 2025, an increase of $15 million, or 23%. Interest expense for the nine months ended September 30, 2026 was $235 million as compared to $194 million for the nine months ended September 30, 2025, an increase of $41 million or 21%. These increases were primarily due to new senior notes issued by the Company during the fourth quarter of 2025 and interest expense associated with the current-year drawdowns of our $775 million delayed draw term loan (the ‘DDTL’).

Other Income/(Loss), Net

Other income/(loss), net for the three months ended September 30, 2026 was income of $52 million, compared to $37 million for the three months ended September 30, 2025, an increase of $15 million. The increase was due primarily to a higher gain on disposals, attributable to a revaluation gain related to an acquisition completed in stages in the current-year period (see Note 3 — Acquisitions and Divestitures in Part I, Item 1 ‘Financial Statements’ in this Quarterly Report on Form 10-Q) and higher pension income in the current-year period.

Other income/(loss), net for the nine months ended September 30, 2026 was income of $63 million, compared to a loss of $18 million for the nine months ended September 30, 2025, an increase of $81 million. The increase was due primarily to higher pension income, which resulted from the absence of a significant non-recurring pension settlement cost recognized in the prior year.

Provision for Income Taxes

Provision for income taxes for the three months ended September 30, 2026 was $79 million, compared to $77 million for the three months ended September 30, 2025, an increase of $2 million. The effective tax rate was 19.5% for the three months ended September 30, 2026, and 19.7% for the three months ended September 30, 2025. Provision for income taxes for the nine months ended September 30, 2026 was $206 million, compared to $121 million for the nine months ended September 20, 2025, an increase of $85 million. The effective tax rate was 19.3% for the nine months ended September 30, 2026 and 12.0% for the nine months ended September 30, 2025. These effective tax rates are calculated using extended values from our condensed consolidated statements of comprehensive income and are therefore more precise tax rates than can be calculated from rounded values. The effective tax rate for the nine months ended September 30, 2025 was lower due to favorable discrete tax items, primarily related to provision-to-tax return adjustments.

Net Income Attributable to WTW

Net income attributable to WTW for the three months ended September 30, 2026 was $303 million, compared to $304 million for the three months ended September 30, 2025, a decrease of $1 million. Results were flat for the quarters as improvements in income from operations and other income/(loss), net in the current quarter, were offset by increases in interest expense and losses in interest in earnings of associates.

Net income attributable to WTW for the nine months ended September 30, 2026 was $829 million, compared to $870 million for the nine months ended September 30, 2025, a decrease of $41 million, or 5%. This decrease resulted primarily from increases in salary expense and incentive costs, income tax, interest expense, transaction and program expenses, restructuring costs, local office expenses and professional services costs in the current year, partially offset by higher revenue and pension income and lower non-income-related tax expense this year.

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

Based on our current balance sheet and cash flows, current market conditions and information available to us at this time, we believe that the Company has access to sufficient liquidity to meet our cash needs for the next twelve months. Including our cash generated from operations, our liquidity also includes all of the borrowing capacity available to draw against our $1.5 billion revolving credit facility. During the nine months ended September 30, 2026, we used the net proceeds from our December 2025 $1.0 billion senior notes offering, after deducting underwriter discounts and commissions and estimated offering expenses, to pay the consideration, and related fees, costs and expenses, for our acquisition of Newfront Insurance Holdings, Inc. (‘Newfront’), which was completed on

January 27, 2026. In addition, we used borrowings against our $775 million DDTL, along with cash on hand, to repay in full the $550 million aggregate principal amount of the 4.400% senior notes due 2026 and related accrued interest and to fund our Cushon acquisition (see Note 3 — Acquisitions and Divestitures and Note 10 — Debt within Part I, Item 1 ‘Financial Statements’ of this Quarterly Report on Form 10-Q).

With respect to Willis Re, we have an option to acquire a controlling interest in the joint venture in the future. Given the funding needs of a start-up venture, we expect to make certain capital contributions from time to time resulting in a reduction to earnings until such time as the joint venture generates sufficient revenue to be profitable. In connection with Willis Re’s entry into a definitive purchase agreement through a newly created subsidiary to acquire the U.S. reinsurance business of independent broker BMS Group, the Company is obligated to fund approximately $102 million to Willis Re at the completion of the transaction (see Note 14 — Commitments and Contingencies within Part I, Item 1 ‘Financial Statements’ of this Quarterly Report on Form 10-Q).

During the nine months ended September 30, 2026, we repurchased $970 million of our outstanding shares and have authorization to repurchase an additional $1.8 billion under our share repurchase program (as further described below under ‘Share Repurchase Program’). We consider many factors, including market and economic conditions, applicable legal requirements and other business considerations, when considering whether to repurchase shares. Our Share Repurchase Program has no termination date and may be suspended or discontinued at any time.

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

Cash and Cash Equivalents

Our cash and cash equivalents at September 30, 2026 totaled $1.9 billion, compared to $3.1 billion at December 31, 2025. The significant change in cash from December 31, 2025 to September 30, 2026 was attributable to cash outflows of $1.1 billion primarily associated with our Newfront and Cushon acquisitions, $970 million of share repurchases and $267 million of dividend payments, partially offset by $1.2 billion of cash inflows from operating activities.

Additionally, at September 30, 2026 and December 31, 2025, we had all of the borrowing capacity available to draw against our $1.5 billion revolving credit facility.

Included within cash and cash equivalents at September 30, 2026 and December 31, 2025 are amounts held for regulatory capital adequacy requirements, including $93 million and $105 million, respectively, within our regulated U.K. entities.

Summarized Condensed Consolidated Cash Flows

The following table presents the summarized condensed consolidated cash flow information for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
	(in millions)
Net cash from/(used in):
Operating activities	$1,213	$1,004
Investing activities	(1,265)	530
Financing activities	(1,041)	(1,311)
(DECREASE)/INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH (i)	(1,093)	223
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(38)	202
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD (i)	6,487	4,998
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (i)	$5,356	$5,423

(i)
The amounts of cash, cash equivalents and restricted cash, their respective classification on the condensed consolidated balance sheets, as well as their respective portions of the increase or decrease in cash, cash equivalents and restricted cash for each of the periods presented, have been included in Note 20 — Supplemental Disclosures of Cash Flow Information within Part I, Item 1 ‘Financial Statements’ within this Quarterly Report on Form 10-Q.

Cash Flows From Operating Activities

Cash flows from operating activities were $1.2 billion for the nine months ended September 30, 2026, compared to $1.0 billion for the nine months ended September 30, 2025. The $1.2 billion of net cash from operating activities for the nine months ended September 30, 2026 included net income of $843 million and $547 million of favorable non-cash adjustments, partially offset by unfavorable changes in operating assets and liabilities of $177 million. The increase was primarily driven by operating margin expansion.

The $1.0 billion of net cash from operating activities for the nine months ended September 30, 2025 included net income of $877 million and $556 million of favorable non-cash adjustments, partially offset by unfavorable changes in operating assets and liabilities of $429 million.

Cash Flows (Used In)/From Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2026 were $1.3 billion as compared to cash flows from investing activities of $530 million for the nine months ended September 30, 2025. The cash flows used in investing activities in the current year were primarily driven by the acquisitions of Newfront and Cushon, as well as capital expenditures, including software additions, and contributions made by the Company to its investments in associates, partially offset by proceeds received from the sale of buildings and related improvements. The cash flows from investing activities in the prior year consisted primarily of net proceeds from sales of operations resulting from divestitures that occurred in prior years. These inflows were partially offset by capital expenditures, including software additions, our net purchases of held-to-maturity and available-for-sale securities and cash and fiduciary fund transfers.

Cash Flows Used In Financing Activities

Cash flows used in financing activities for the nine months ended September 30, 2026 were $1.0 billion. The significant financing activities included share repurchases of $970 million, repayments of debt of $552 million and dividend payments of $267 million, partially offset by net borrowings of other debt of $771 million and net proceeds from fiduciary funds held for clients of $52 million.

Cash flows used in financing activities for the nine months ended September 30, 2025 were $1.3 billion. The significant financing activities included share repurchases of $1.3 billion and dividend payments of $269 million, partially offset by net proceeds from fiduciary funds held for clients of $343 million.

Indebtedness

Total debt, total equity, and the capitalization ratios at September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025
	($ in millions)
Long-term debt	$5,783	$5,756
Current debt	749	550
Total debt	$6,532	$6,306

Total WTW shareholders’ equity	$7,764	$7,976

Capitalization ratio	45.7%	44.2%

For more information regarding our current and long-term debt, please see ‘Supplemental Guarantor Financial Information’ elsewhere within Part I, Item 2 of this Quarterly Report on Form 10-Q.

At September 30, 2026 and December 31, 2025, we were in compliance with all financial covenants.

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

At September 30, 2026 and December 31, 2025, we had fiduciary funds of $3.9 billion and $3.8 billion, respectively.

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

At September 30, 2026, approximately $1.8 billion remained on the current repurchase authority. The maximum number of shares that could be repurchased based on the closing price of our ordinary shares on September 30, 2026 of $288.23 was 6,320,621.

During the three and nine months ended September 30, 2026, the Company had the following share repurchase activity:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Shares repurchased	687,386	3,435,294
Average price per share	$320.05	$282.35
Aggregate repurchase cost (excluding broker costs)	$220 million	$970 million

Capital Commitments

The Company’s capital expenditures for fixed assets and software were $178 million during the nine months ended September 30, 2026. The Company estimates that there will be additional such expenditures in the range of $50 million to $75 million during the remainder of 2026. We currently expect cash from operations to adequately provide for these cash needs. There have been no material changes to our capital commitments since December 31, 2025.

Dividends

Total cash dividends of $267 million were paid during the nine months ended September 30, 2026. In August 2026, the board of directors approved a quarterly cash dividend of $0.96 per share ($3.84 per share annualized rate), which was paid on October 15, 2026 to shareholders of record as of September 30, 2026.

Supplemental Guarantor Financial Information

As of September 30, 2026, WTW has issued the following debt securities (the ‘notes’):

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
Trinity Acquisition plc has approximately $275 million senior notes outstanding, which were issued on August 15, 2013, and a $1.5 billion revolving credit facility, on which no balance was outstanding at September 30, 2026.

The following table presents a summary of the entities that issue each note and those wholly-owned subsidiaries of the Company that guarantee each respective note on a joint and several basis as of September 30, 2026. These subsidiaries are all consolidated by Willis Towers Watson plc (the ‘parent company’) and together with the parent company comprise the ‘Obligor group’.

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

Each member of the Obligor group has only a stockholder’s claim on the assets of the non-guarantor subsidiaries. This stockholder’s claim is junior to the claims that creditors have against those non-guarantor subsidiaries. Holders of the notes will only be creditors of the Obligor group and not creditors of the non-guarantor subsidiaries. As a result, all of the existing and future liabilities of the non-guarantor subsidiaries, including any claims of trade creditors and preferred stockholders, will be structurally senior to the notes. As of and for the periods ended September 30, 2026 and December 31, 2025, the non-guarantor subsidiaries represented substantially all of the total assets and accounted for substantially all of the total revenue of the Company prior to consolidating adjustments. The non-guarantor subsidiaries have other liabilities, including contingent liabilities that may be significant. Each indenture does not contain any limitations on the amount of additional debt that the Obligor group and the non-guarantor subsidiaries may incur. The amounts of this debt could be substantial, and this debt may be debt of the non-guarantor subsidiaries, in which case this debt would be effectively senior in right of payment to the notes.

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

Intercompany balances and transactions between members of the Obligor group have been eliminated. All intercompany balances and transactions between the Obligor group and the non-guarantor subsidiaries have been presented in the disclosures below on a net presentation basis, rather than a gross basis, as this better reflects the nature of the intercompany positions and presents the funding or funded position that is to be received or owed. The intercompany balances and transactions between the Obligor group and non-guarantor subsidiaries, presented below, relate to a number of items including loan funding for acquisitions and other purposes, transfers of surplus cash between subsidiary companies, funding provided for working capital purposes, settlement of expense accounts, transactions related to share-based payment arrangements and share issuances, intercompany royalty and related arrangements, intercompany dividends and intercompany interest. At September 30, 2026 and December 31, 2025, the intercompany balances of the Obligor group with non-guarantor subsidiaries were net receivables of $1.9 billion at both periods presented, and net payables of $18.2 billion and $16.3 billion, respectively.

No balances or transactions of non-guarantor subsidiaries are presented in the disclosures other than the intercompany items noted above.

Presented below is certain summarized financial information for the Obligor group.

`	As of September 30, 2026	As of December 31, 2025
	(in millions)
Total current assets	$516	$398
Total non-current assets	2,007	1,931
Total current liabilities	10,163	7,733
Total non-current liabilities	14,825	15,068

Nine months ended September 30, 2026
(in millions)
Revenue	$1,405
Income from operations	1,193
Income from operations before income taxes and interest in earnings of associates (i)	360
Net income	553
Net income attributable to WTW	553

(i)
Includes intercompany expense, net of the Obligor group from non-guarantor subsidiaries of $399 million for the nine months ended September 30, 2026.

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

Within the measures referred to as ‘adjusted’, we adjust for significant items which will not be settled in cash, or which we believe to be items that are not core to our current or future operations. Some of these items may not be applicable for the current quarter, however they may be part of our full-year results. Additionally, we have historically adjusted for certain items which are not described below, but for which we may adjust in a future period when applicable. Items applicable to the quarter or full year results, or the comparable periods, include the following:

•
Restructuring costs and transaction and program expenses – Management believes it is appropriate to adjust for restructuring costs, significant acquisition-related transaction expenses, and program expenses, which include integration expenses pertaining to significant acquisitions and expenses associated with our Propel AI Acceleration Plan (see Note 6 — AI Acceleration Plan within Part I, Item 1 ‘Financial Statements’ of this Quarterly Report on Form 10-Q). We believe the adjustment is necessary to present how the Company is performing, both now and in the future when the incurrence of these costs will have concluded.
•
Acquisition-related adjustments – Adjustment to remove the gains or losses associated with earnout adjustments, including both fair value adjustments and interest accretion, and gains or losses associated with amounts that were estimated at the time of acquisition but for which the measurement period has ended.
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

Reconciliations of the as-reported change to the constant currency and organic changes for the three and nine months ended September 30, 2026 from the three and nine months ended September 30, 2025 are as follows. The components of revenue change may not add due to rounding.

				Components of Revenue Change
			As	Less:	Constant	Less:
	Three Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2026	2025	Change	Impact	Change	Divestitures	Change (i)
	($ in millions)
Revenue	$2,460	$2,288	8%	—%	8%	4%	4%

				Components of Revenue Change
			As	Less:	Constant	Less:
	Nine Months Ended September 30,		Reported	Currency	Currency	Acquisitions/	Organic
	2026	2025	Change	Impact	Change	Divestitures	Change (i)
	($ in millions)
Revenue	$7,338	$6,772	8%	2%	6%	3%	4%

(i)
Interest income did not contribute to organic change for the three and nine months ended September 30, 2026.

For the three months ended September 30, 2026, our as-reported revenue increased by $172 million, or 8% and our organic revenue grew by 4%. For the nine months ended September 30, 2026, our as-reported revenue increased by $566 million, or 8%, and our organic revenue grew by 4%. For additional information, please see the section entitled ‘Segment Revenue and Segment Operating Income’ elsewhere within Part I, Item 2 of this Quarterly Report on Form 10-Q.

Adjusted Operating Income/Margin

We consider adjusted operating income/margin to be important financial measures, which are used internally to evaluate and assess our core operations and to benchmark our operating results against our competitors.

Adjusted operating income is defined as income from operations adjusted for amortization, restructuring costs, transaction and program expenses, acquisition-related adjustments and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results. Adjusted operating income margin is calculated by dividing adjusted operating income by revenue.

Reconciliations of income from operations to adjusted operating income for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	($ in millions)
Income from operations	$429	$418	$1,241	$1,218
Adjusted for certain items:
Amortization	59	47	162	144
Restructuring costs	14	—	14	—
Transaction and program expenses	42	2	144	4
Acquisition-related adjustments	(5)	—	(5)	—
Adjusted operating income	$539	$467	$1,556	$1,366

Income from operations margin	17.4%	18.3%	16.9%	18.0%
Adjusted operating income margin	21.9%	20.4%	21.2%	20.2%

Adjusted operating income increased for the three months ended September 30, 2026 to $539 million, from $467 million for the three months ended September 30, 2025, and increased for the nine months ended September 30, 2026 to $1.6 billion from $1.4 billion for the nine months ended September 30, 2025. These increases resulted primarily from higher revenue and lower non-income-related tax expense, partially offset by increased salary expense and incentive costs, local office expenses and professional services costs in the current year. Additionally, during the three months ended September 30, 2026, the Company recognized a one-time gain of $13 million related to the sale of office buildings.

Adjusted EBITDA/Margin

We consider adjusted EBITDA/margin to be important financial measures, which are used internally to evaluate and assess our core operations, to benchmark our operating results against our competitors and to evaluate and measure our performance-based compensation plans.

Adjusted EBITDA is defined as net income adjusted for provision for income taxes, interest expense, depreciation and amortization, restructuring costs, transaction and program expenses, gains and losses on disposals of operations, net periodic pension and postretirement benefits, acquisition-related adjustments, and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results. Adjusted EBITDA margin is calculated by dividing adjusted EBITDA by revenue.

Reconciliations of net income to adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	($ in millions)
NET INCOME	$309	$306	$843	$877
Provision for income taxes	79	77	206	121
Interest expense	80	65	235	194
Depreciation	55	56	166	167
Amortization	59	47	162	144
Restructuring costs	14	—	14	—
Transaction and program expenses	42	2	144	4
Net periodic pension and postretirement benefits	(19)	(12)	(33)	50
Gain on disposal of operations	(37)	(26)	(37)	(40)
Acquisition-related adjustments	(5)	—	(5)	—
Adjusted EBITDA	$577	$515	$1,695	$1,517

Net income margin	12.6%	13.4%	11.5%	13.0%
Adjusted EBITDA margin	23.5%	22.5%	23.1%	22.4%

Adjusted EBITDA for the three months ended September 30, 2026 was $577 million, compared to $515 million for the three months ended September 30, 2025, and was $1.7 billion for the nine months ended September 30, 2026, compared to $1.5 billion for the nine months ended September 30, 2025. These increases resulted primarily from higher revenue and lower non-income-related tax expense, partially offset by increased salary expense and incentive costs, local office expenses and professional services costs in the current year.

Adjusted Net Income and Adjusted Diluted Earnings Per Share

Adjusted net income is defined as net income attributable to WTW adjusted for amortization, restructuring costs, transaction and program expenses, gains and losses on disposals of operations, net periodic pension and postretirement benefits, acquisition-related adjustments, and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results and the related tax effect of those adjustments and the tax effects of significant adjustments. This measure is used solely for the purpose of calculating adjusted diluted earnings per share.

Adjusted diluted earnings per share is defined as adjusted net income divided by the weighted-average number of ordinary shares, diluted. Adjusted diluted earnings per share is used to internally evaluate and assess our core operations and to benchmark our operating results against our competitors.

Reconciliations of net income attributable to WTW to adjusted diluted earnings per share for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	($ in millions)
NET INCOME ATTRIBUTABLE TO WTW	$303	$304	$829	$870
Adjusted for certain items:
Amortization	59	47	162	144
Restructuring costs	14	—	14	—
Transaction and program expenses	42	2	144	4
Net periodic pension and postretirement benefits	(19)	(12)	(33)	50
Gain on disposal of operations	(35)	(26)	(35)	(40)
Acquisition-related adjustments	(4)	—	(4)	—
Tax effect on certain items listed above (i)	(21)	(9)	(65)	(47)
Tax effect of significant adjustments	—	(5)	—	(79)
Adjusted net income	$339	$301	$1,012	$902

Weighted-average ordinary shares — diluted	94	98	95	100

Diluted earnings per share	$3.24	$3.11	$8.76	$8.74
Adjusted for certain items (ii) :
Amortization	0.63	0.48	1.71	1.45
Restructuring costs	0.15	—	0.15	—
Transaction and program expenses	0.45	0.02	1.52	0.04
Net periodic pension and postretirement benefits	(0.20)	(0.12)	(0.35)	0.50
Gain on disposal of operations	(0.37)	(0.27)	(0.37)	(0.40)
Acquisition-related adjustments	(0.04)	—	(0.04)	—
Tax effect on certain items listed above (i)	(0.22)	(0.09)	(0.69)	(0.47)
Tax effect of significant adjustments	—	(0.05)	—	(0.79)
Adjusted diluted earnings per share	$3.63	$3.07	$10.70	$9.07

(i)
The tax effect was calculated using an effective tax rate for each item.
(ii)
Per share values and totals may differ due to rounding.

Our adjusted diluted earnings per share increased for both the three and nine months ended September 30, 2026 as compared to the prior year due in part to a lower weighted-average outstanding share count due to our share repurchase activity over the last year. However the increase primarily resulted from higher revenue and lower non-income-related tax expense, partially offset by increased salary expense and incentive costs, local office expenses and professional services costs in the current year.

Adjusted Income Before Taxes and Adjusted Income Taxes/Tax Rate

Adjusted income before taxes is defined as income from operations before income taxes and interest in earnings of associates adjusted for amortization, restructuring costs, transaction and program expenses, gains and losses on disposals of operations, net periodic pension and postretirement benefits, acquisition-related adjustments, and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results. Adjusted income before taxes is used solely for the purpose of calculating the adjusted income tax rate.

Adjusted income taxes/tax rate is defined as the provision for income taxes adjusted for taxes on certain items of amortization, restructuring costs, transaction and program expenses, gains and losses on disposals of operations, net periodic pension and postretirement benefits, acquisition-related adjustments, the tax effects of significant adjustments and non-recurring items that, in management’s judgment, significantly affect the period-over-period assessment of operating results, divided by adjusted income before taxes. Adjusted income taxes is used solely for the purpose of calculating the adjusted income tax rate.

Management believes that the adjusted income tax rate presents a rate that is more closely aligned to the rate that we would incur if not for the reduction of pre-tax income for the adjusted items and the tax effects of significant adjustments, which are not core to our current and future operations.

Reconciliations of income from operations before income taxes and interest in earnings of associates to adjusted income before taxes and provision for income taxes to adjusted income taxes for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	($ in millions)
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	$401	$390	$1,069	$1,006
Adjusted for certain items:
Amortization	59	47	162	144
Restructuring costs	14	—	14	—
Transaction and program expenses	42	2	144	4
Net periodic pension and postretirement benefits	(19)	(12)	(33)	50
Gain on disposal of operations	(37)	(26)	(37)	(40)
Acquisition-related adjustments	(4)	—	(4)	—
Adjusted income before taxes	$456	$401	$1,315	$1,164

Provision for income taxes	$79	$77	$206	$121
Tax effect on certain items listed above (i)	21	9	65	47
Tax effect of significant adjustments	—	5	—	79
Adjusted income taxes	$100	$91	$271	$247

U.S. GAAP tax rate	19.5%	19.7%	19.3%	12.0%
Adjusted income tax rate	21.9%	22.4%	20.6%	21.2%

(i)
The tax effect was calculated using an effective tax rate for each item.

Our U.S. GAAP tax rates were 19.5% and 19.7% for the three months ended September 30, 2026 and 2025, respectively, and 19.3% and 12.0% for the nine months ended September 30 2026 and 2025, respectively. The effective tax rate for the nine months ended September 30, 2025 was lower due to favorable discrete tax items, primarily related to provision-to-tax return adjustments.

Our adjusted income tax rates were 21.9% and 22.4% for the three months ended September 30, 2026 and 2025, respectively, and 20.6% and 21.2% for the nine months ended September 30, 2026 and 2025, respectively. The current-year quarter’s adjusted tax rate is lower primarily due to the geographical distribution of profits.

Free Cash Flow

Free cash flow is defined as cash flows from operating activities less net cash used to purchase fixed assets and software. Management believes that free cash flow presents the core operating performance and cash generating capabilities of our business operations.

Reconciliations of cash flows used in operating activities to free cash flow for the nine months ended September 30, 2026 and 2025 are as follows:

	Nine Months Ended September 30,
	2026	2025
	(in millions)
Cash flows from operating activities	$1,213	$1,004
Less: Net additions to fixed assets and software	(149)	(166)
Free cash flow	$1,064	$838

The increase was primarily driven by operating margin expansion. The period also included $29 million of cash proceeds from the disposal of buildings and related improvements.

Critical Accounting Estimates

There were no material changes from the Critical Accounting Estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 25, 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have considered changes in our exposure to market risks during the nine months ended September 30, 2026 and have determined that there have been no material changes to our exposure to market risks from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 25, 2026. However, we have provided the following information to supplement or update our disclosures on our Form 10-K.

The Company has a global investment policy which is designed to ensure that we maintain diversification of our cash investments throughout the world in order to minimize the risk of loss due to a counterparty failure.

Interest Income on Fiduciary Funds

As described in our Annual Report on Form 10-K, we are exposed to interest rate risk. Specifically, as a result of our operating activities, we receive cash for premiums and claims which we deposit in high-quality bank term deposit and money market funds, on which we earn interest, where permitted. We also hold funds for clients of our benefits accounts businesses. For the benefit funds not invested, cash and cash equivalents are held, on which we earn interest, until the funds are directed by plan participants to either be invested in mutual funds or paid out on their behalf. This interest earned is included in our condensed consolidated financial statements as interest income. These funds are regulated in terms of access and the instruments in which they may be invested, most of which are short-term in maturity. Short-term rates in most major currencies continued to decrease in 2025 from end-of-2024 levels, with many central banks reducing rates throughout the period. Our interest income in 2025 reflected a combination of lower average interest rates over the course of 2025 offset with some increases in our invested cash balances. Through the third quarter of 2026, short-term rates have remained in line with expectations. Significant economic uncertainty prevails at this time, and the timing and magnitude of future central bank rate changes are uncertain. As to be expected, interest income in the future will be a function of the short-term rates we are able to obtain by currency and the cash balances available to invest. Interest income was $35 million and $108 million for the three and nine months ended September 30, 2026, respectively, and $42 million and $121 million for the three and nine months ended September 30, 2025, respectively. At September 30, 2026, we held $2.8 billion of fiduciary funds invested in interest-bearing accounts. If short-term interest rates increased or decreased by 25 basis points, interest earned on these invested fiduciary funds, and therefore our interest income recognized, would increase or decrease by approximately $7 million on an annualized basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2026, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (‘CEO’) and the Chief Financial Officer (‘CFO’), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘Exchange Act’). Based upon that evaluation, our management, including the CEO and CFO, concluded that the our disclosure controls and procedures are effective in providing reasonable assurance that the information required to be included in the periodic reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including the CEO and the CFO, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1 regarding our legal proceedings is incorporated by reference herein from Part I, Item 1 Note 14 — Commitments and Contingencies - Legal Proceedings of the notes to the condensed consolidated financial statements in this Form 10-Q for the quarter ended September 30, 2026.

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

The Plan, described in more detail in this Quarterly Report on Form 10-Q under Note 6 – AI Acceleration Plan within Part I, Item 1 ‘Financial Statements,’ and under ‘AI Acceleration Plan’ within Part I, Item 2 ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations,’ may not be successful. Programs such as the Plan, or similar transformation activities we may undertake in the future impacting our workforce, technology or processes, create significant risks, including exacerbating risks to the Company as we discussed in our Risk Factors within Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the three months ended September 30, 2026, no shares were issued by the Company without registration under the Securities Act of 1933, as amended. On May 20, 2026, in connection with the acquisition of Newfront, the Company issued an aggregate of 2,804.205 restricted stock units (‘RSUs’) to trusts established by certain key employees of Newfront, subject to further vesting and transfer restrictions. The securities were issued without registration in reliance on Section 4(a)(2) of the Securities Act as a sale by the Company not involving a public offering.

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

The following table presents specified information about the Company’s repurchases of its shares in the third quarter of 2026 and the Company’s remaining repurchase authority.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2026 through July 31, 2026	193,966	$294.10	193,966	6,814,041
August 1, 2026 through August 31, 2026	303,243	$339.51	303,243	6,510,798
September 1, 2026 through September 30, 2026	190,177	$315.50	190,177	6,320,621
	687,386	$320.05	687,386

At September 30, 2026 the maximum number of shares that may yet be purchased under the existing share repurchase plan is 6,320,621, with approximately $1.8 billion remaining on the current open-ended repurchase authority granted by the board. An estimate of the maximum number of shares under the existing authorities was determined using the closing price of our ordinary shares on September 30, 2026 of $288.23.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the quarter ended September 30, 2026, none of the Company’s directors and officers adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any ‘non-Rule 10b5-1 trading arrangement’ as defined under Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Schedule/ Form	Exhibit	Filing Date	Filed Herewith
22.1	List of Issuers and Guarantor Subsidiaries.	10-Q	22.1	July 30, 2026
31.1	Certification of the Registrant’s Chief Executive Officer, Carl A. Hess, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.				X
31.2	Certification of the Registrant’s Chief Financial Officer, Andrew J. Krasner, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.				X
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

Willis Towers Watson Public Limited Company
(Registrant)

/s/ Carl A. Hess		October 29, 2026
Name:	Carl A. Hess	Date
Title:	Chief Executive Officer

/s/ Andrew J. Krasner		October 29, 2026
Name:	Andrew J. Krasner	Date
Title:	Chief Financial Officer

/s/ Joseph S. Kurpis		October 29, 2026
Name:	Joseph S. Kurpis	Date
Title:	Principal Accounting Officer and Controller